Form 10QSB
period 1999-03-31
AMERICAN COMMUNICATIONS ENTERPRISES INC
filed 1999-08-19
CIK 1077183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

 ( X )      Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                       For the quarterly period ended March 31, 1999.


 (    )     Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from ____________ to ____________ .



                        Commission File Number: 333-72097

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
               (Exact name of registrant as specified in charter)

          Nevada                                                 74-2897368
(State of Incorporation)                               (I.R.S. Employer I.D. No)

                    7103 Pine Bluffs Trail, Austin, TX 78729

                    (Address of Principal Executive Offices)


                                       (512) 249-2344
                    (Registrant's Telephone Number, Including Area Code)



Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of July 30, 1999.

                            11,885,000 Common Shares


Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.

                              INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheets as of March 31, 1999 and December 31, 1998           3

           Statements of Operations for the three-months ended March 31,
           1999 .....................................................          4

           Statement of Stockholders' Deficit for the three-months ended
           March 31, 1999............................................          5

           Statements of Cash Flows for the three-months ended March 31,
           1999 .....................................................          6

           Notes to Financial Statements ..........................            7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ..................................            9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings .................................                13
Item 2.    Changes in Securities ...............................              13
Item 3.    Defaults Upon Senior Securities ..........................         13
Item 4.    Submission of Matters to a Vote of Securities Holders              13
Item 5.    Other Information ..................................               13
Item 6.    Exhibits and Reports on Form 8-K ...........................       13

Signatures

                    American Communications Enterprises, Inc.
                        (A Development Stage Enterprise)

                              BALANCE SHEETS AS OF

-----------------------------------------------------------------------------

                                                   March 31,      December
                                                                     31,
                                                     1999           1998
ASSETS                                            (Unaudited)     (Audited)
                                                  ------------   ------------

   Cash                                            $   26,004       $      0
                                                  ------------   ------------
TOTAL ASSETS                                       $   26,004       $      0
                                                  ============   ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accrued payroll                                $  109,097     $   64,590
    Short term debt                                    50,000              0
    Accrued expenses                                   30,545              0
    Advances from shareholder                           6,140          6,140
                                                  ------------   ------------
       Total liabilities                              195,782         70,730
                                                  ------------   ------------

STOCKHOLDERS' DEFICIT:
    Common stock - no par value: 30,000,000
      shares authorized; 10,500,000 shares
      issued and outstanding                             100            100
    Deficit accumulated during the
       development stage                            (169,878)       (70,830)
                                                  ------------   ------------

        Total stockholders' deficit                 (169,778)       (70,830)
                                                  ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $   26,004      $       0
                                                  ============   ============



-----------------------------------------------------------------------------









SEE NOTES TO FINANCIAL STATEMENTS.

                   American Communications Enterprises, Inc.
                       (A Development Stage Enterprise)

                            STATEMENT OF OPERATIONS
                   For the Three Months Ended March 31, 1999
                                  (Unaudited)

--------------------------------------------------------------------------------


EXPENSES:
  Payroll & related taxes                      $ 64,590
  Professional fees                              30,545
  Office & admin. expense                         2,153
  Travel and lodging                              1,000
  Organization costs                                760
                                               ---------

NET LOSS                                       $ 99,048
                                               =========

NET LOSS PER SHARE                             $   0.01
                                               =========



--------------------------------------------------------------------------------








SEE NOTES TO FINANCIAL STATEMENTS.

                   American Communications Enterprises, Inc.
                       (A Development Stage Enterprise)

                      STATEMENT OF STOCKHOLDERS' DEFICIT
                   For the Three Months Ended March 31, 1999
                                  (Unaudited)

--------------------------------------------------------------------------------




                                                     Deficit

                                                       Accumulated
                                                       During
                                                       the
                                 Common Stock          Development
                              Shares       Value       Stage          Total
                             ---------    --------     -----------   -----------

 Balances, December 31, 1998 10,500,000   $   100    $   (70,830)    $ (70,730)

Proceeds from the issuance
  of common stock                   0           0                             0

Net loss for the three
  months
  Ended March 31, 1999                                   (99,048)      (99,048)
                             ---------   ---------   ------------- -------------

Balances March 31, 1999      10,500,000  $    100    $  (169,878)  $  (169,778)
                             =========   =========   ============= =============



--------------------------------------------------------------------------------








SEE NOTES TO FINANCIAL STATEMENTS.

                   American Communications Enterprises, Inc.
                       (A Development Stage Enterprise)

                            STATEMENT OF CASH FLOWS
                   For the Three Months Ended March 31, 1999
                                  (Unaudited)

--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $ (99,048)
    Adjustments to reconcile net loss to net cash
       used in operating activities
         Increase in  accrued payroll                                44,507
         Increase in  accrued expense                                30,545
                                                                  ----------
NET CASH USED IN OPERATING ACTIVITIES                              (23,996)
                                                                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short term borrowings                              50,000
    Proceeds from the issuance of common stock                            0
                                                                  ----------
CASH PROVIDED BY FINANCING ACTIVITIES                                50,000
                                                                  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            26,004

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            0
----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  26,004
                                                                  ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                   $     0
                                                                  ==========

    Taxes paid                                                      $     0
                                                                  ==========



--------------------------------------------------------------------------------


SEE NOTES TO FINANCIAL STATEMENTS.

                    American Communications Enterprises, Inc.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

American Communications Enterprises, Inc. (the "Company") was incorporated under the laws of the state of Nevada on October 29, 1998. The Company is considered to be in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company intends to purchase and operate radio stations throughout the United States. The planned principal operations of the Company have not commenced, therefore accounting policies and procedures have not yet been established.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of December 31, 1998 contained in its Amendment No. 2 Registration Statement on Form SB-2.


NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit and negative working capital position of $169,778 as of March 31, 1999, and accordingly its ability to continue as a going concern is dependent on obtaining capital and financing for its planned principal operations. The Company plans to secure financing for its acquisition strategy through the sale of its common stock (see Note D) and issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTION

The Company's president, who is also a shareholder, has advanced $6,140 to the Company. As of March 31, 1999 the Company had not repaid any of the advances, which are unsecured, non-interest bearing and due on demand.

NOTE D - SUBSEQUENT EVENTS

During April 1999, the Company began offering subscriptions for the sale of up 11,000,000 shares of the Company's common stock at $0.05 per share. The existing shareholders do not intend to offer any shares for sale. The offering is on a best efforts, no minimum basis, and any proceeds will be used to finance the Company's acquisition strategy as well as provide working capital.

The Company has identified KXYL AM and FM, Brownwood, Texas, and KSTA AM and FM, Coleman, Texas, as ideal acquisitions within its desired market size. As a part of its due diligence, the Company has entered into a Time Brokerage Agreement with the aforementioned radio stations, commencing June 1, 1999, whereby the Company will manage the operations for a period of up to twelve months. Under this cancelable agreement, the Company will collect all revenues and is responsible for the payment of all expenses including certain monthly debt obligations, which are approximately $40,000 per month.

On July 31, 1999, the Company entered into a license agreement with Tamark Communications to obtain (4) four exclusive IP Gateways. The Gateways are a combination of the internet and the global telephone networks to provide high speed telecommunications routing. In consideration of 9,600,000 shares of its unregistered common stock and a 1% royalty on gross sales generated from the Gateways, the Company has obtained the marketing and distribution rights for the Gateways for specific territories.



  ------------------------------------------------------------------------------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1998 and the financial statements as of and for the three months ended March 31, 1999 included with this Form 10-QSB. We incorporated October 29, 1998 and this analysis does not include any discussion as of and for the comparative period in 1998.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and we intend to provide branded, interactive information and programming as well as merchandise to music enthusiasts worldwide.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

RESULTS OF OPERATIONS

        For the three months ended March 31, 1999 we did not generate any operating revenues and incurred a cumulative net loss of $98,048. Our operating expenses consist primarily of payroll and professional fees.

o Payroll expenses of $64,590 consisted principally of related taxes and salaries paid to employees.

o Professional fees of $30,545 consisted principally of general business consulting, business development, legal and accounting fees.

o Other expenses of $3,913 consisted principally of office supplies, travel, and organization costs.

        The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 1999. We expect to expand upon obtaining capital and financing for our planned principle operations.

Liquidity and Capital Resources

        Our operating requirements have exceeded our cash flow from operations as we have been building our business. Operating activities during the three months ended March 31, 1999 created a net use of cash of $23,996, which was funded through short-term borrowings of $50,000. At March 31, 1999 we had cash and cash equivalents of $26,000, however we had a working capital deficit of approximately $170,000.

     During April 1999, we began offering subscription for the sale of up to 11,000,000 shares of our common stock at $0.05 per share. We need the proceeds of this offering to expand fund our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that we may need to seek additional financing to fund our proposed acquisition strategy

OTHER EVENTS

We have identified KXYL AM and FM, Brownwood, Texas, and KSTA AM and FM, Coleman, Texas, as ideal acquisitions within its desired market size. As a part of its due diligence, we have entered into a Time Brokerage Agreement with the aforementioned radio stations, commencing June 1, 1999, whereby we will manage the operations for a period of up to twelve months. Under this cancelable agreement, we will collect all revenues and is responsible for the payment of all expenses including certain monthly debt obligations, which are approximately $40,000 per month.

On July 31, 1999, we entered into a license agreement with Tamark Communications to obtain (4) four exclusive IP Gateways. The Gateways are a combination of the internet and the global telephone networks to provide high speed telecommunications routing. In consideration of 9,600,000 shares of its unregistered common stock and a 1% royalty on gross sales generated from the Gateways, we have obtained the marketing and distribution rights for the Gateways for specific territories.


YEAR 2000 ISSUE

Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures which could result in an adverse effect on the our operations.

We do not currently utilize any critical date sensitive systems.

We have not incurred any costs to date related to Year 2000 compliance. As a part of our acquisition strategy we will evaluate the costs to transition systems to Year 2000 compliance and do not expect those costs will not have a material effect on our financial position or results of operations.

We have not deferred any information technology projects to address the Year 2000 issue. In addition to internal Year 2000 activities, we will communicate with others with which our systems interface or on which they rely to determine the extent to which those companies are addressing their Year 2000 compliance. There can be no assurance that there will not be an adverse effect on us, if third parties, such as utility companies do not convert their systems in a timely manner and in a way that is compatible with the our systems. However, we believe that ongoing communication with, and assessment of, these third parties will minimize these risks.

Although we anticipate minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, loss of electric power, inability to process transactions or engage in similar normal business activities.

To date, we have not established a contingency plan for possible Year 2000 issues. Where needed, we will establish contingency plans based on actual testing experience with our supplier base and assessment of outside risks. We do not anticipate that a contingency plan will need to be developed as manual processes mitigate our outside risks.

The cost of the conversion and the completion dates are based on our best estimates and may be updated, as additional information becomes available.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans and (iii) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of the Company to successfully identify, consummate and integrate the acquisition of radio stations at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully internally develop its products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Company to successfully conduct its business in new markets; and (vii) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

--------------------------------------------------------------------------------

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

      NONE

Item 2. Changes in Securities

      NONE

Item 3. Defaults Upon Senior Securities

      NONE

Item 4. Submission of Matters to a Vote of Securities Holders

      NONE

Item 5. Other Information

      NONE

Item 6. Exhibits and Reports on Form 8-K

      NONE


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





           8/11/199                                    /s/ Robert E. Ringle
             Date                                      Robert E. Ringle,
                                                       Vice-President, Treasurer