Form 10QSB
period 1999-06-30
AMERICAN COMMUNICATIONS ENTERPRISES INC
filed 1999-08-19
CIK 1077183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

 ( X )      Quarterly report pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934.

                For the quarterly period ended June 30, 1999.


 (    )     Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from _____
      ____________ to ____________ .



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

                              INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheets as of June 30, 1999 and December 31,
           1998..................................................              3

           Statements  of  Operations  for the three and six months ended June
           30, 1999 ............................................               4

           Statement of Stockholders' Deficit for the three and six months
           ended June 30, 1999................................                 5

           Statements  of Cash Flows for the three and six  months  ended June
           30, 1999 ...........................................                6

           Notes to Financial Statements ...........................           7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...........................                   9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings .................................                13
Item 2.    Changes in Securities ...............................              13
Item 3.    Defaults Upon Senior Securities ..........................         13
Item 4.    Submission of Matters to a Vote of Securities Holders              13
Item 5.    Other Information ..................................               13
Item 6.    Exhibits and Reports on Form 8-K  ..........................       13

Signatures

                  American Communications Enterprises, Inc.
                        (A Development Stage Enterprise)

                              BALANCE SHEETS AS OF

-----------------------------------------------------------------------------

                                                   June 30,       December 31,
                                                     1999           1998
ASSETS                                            (Unaudited)     (Audited)
                                                  ------------   ------------
   Cash                                            $   10,616       $      0
                                                  ------------   ------------
TOTAL ASSETS                                       $   10,616       $      0
                                                  ============   ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accrued payroll                                $  148,583     $   64,590
    Accrued expenses                                   40,885              0
    Advances from shareholder                           6,140          6,140
                                                  ------------   ------------
       Total liabilities                              195,608         70,730
                                                  ------------   ------------

STOCKHOLDERS' DEFICIT:
    Common stock - no par value: 30,000,000
       shares authorized; 11,750,000 and
       10,500,000 shares issued and outstanding       62,600            100
    Deficit accumulated during the development
        stage                                       (247,592)       (70,830)
                                                  ------------   ------------
        Total stockholders' deficit                 (184,992)       (70,830)
                                                  ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $   10,616      $       0
                                                  ============   ============



-----------------------------------------------------------------------------









SEE NOTES TO FINANCIAL STATEMENTS.

                   American Communications Enterprises, Inc.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                   Three-Months     Six-Months
                                                     Ended            Ended
                                                   June 30,          June 30,
                                                      1999             1999
                                                   -----------      ------------

REVENUES                                           $   49,217        $   49,217

EXPENSES:
  Broadcast operations                                 43,480            43,480
  Payroll & related taxes                              64,590           129,180
  Professional fees                                    12,667            43,212
  Office & admin. expense                               4,079             6,232
  Travel and lodging                                    2,115             3,115
  Organization costs                                        0               760
                                                   -----------      ------------
                                                      126,931           225,979
                                                   -----------      ------------

NET LOSS                                             $ 77,714       $   176,762
                                                   ===========      ============

NET LOSS PER SHARE                                   $   0.01       $      0.02
                                                   ===========      ============



--------------------------------------------------------------------------------








SEE NOTES TO FINANCIAL STATEMENTS.

                   American Communications Enterprises, Inc.
                        (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------




                                                      Deficit
                                                      Accumulated
                                                      During
                                                      the
                                 Common Stock         Development
                              Shares       Value      Stage            Total
                            ---------    --------     -----------   -----------

Balances, December 31, 1998 10,500,000   $   100    $   (70,830)  $   (70,730)

Proceeds from the issuance
  of common stock            1,250,000     62,500                        62,500

Net loss for the six months
  Ended June 30, 1999                                   (176,762)     (176,762)
                             ---------   ---------   ------------- -------------

Balances June 30, 1999       10,500,000   $   100    $  (247,592)  $  (184,992)
                             =========   =========   ============= =============



--------------------------------------------------------------------------------








SEE NOTES TO FINANCIAL STATEMENTS.

                  American Communications Enterprises, Inc.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

----------------------------------------------------------------------

                                                     Three-Months Six-Months
                                                       Ended         Ended
                                                      June 30,      June 30,
                                                        1999          1999
                                                     ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $ (77,714)   $  (176,762)
    Adjustments to reconcile net loss to net cash
       used in operating activities
         Increase in accrued payroll                      39,486        83,993
         Increase in accrued expenses                     10,340        40,885
                                                     ------------ -------------
NET CASH USED IN OPERATING ACTIVITIES                   (27,888)      (51,884)
                                                     ------------ -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short term borrowings                        0        50,000
    Proceeds from the issuance of common stock            12,500        12,500
                                                     ------------ -------------
CASH PROVIDED BY FINANCING ACTIVITIES                     12,500        62,500
                                                     ------------ -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (15,388)        10,616

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            26,004             0
                                                     ------------- -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $   10,616   $    10,616
                                                      ============ =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                       $     0       $     0
                                                      ============ =============

    Taxes paid                                          $     0       $     0
                                                      ============ =============



--------------------------------------------------------------------------------


SEE NOTES TO FINANCIAL STATEMENTS.

                  American Communications Enterprises, Inc.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

------------------------------------------------------------------------------

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months and ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of December 31, 1998 contained in its Amendment No. 2 Registration Statement on Form SB-2.


NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit and negative working capital position of $247,592 as of June 30, 1999, and accordingly its ability to continue as a going concern is dependent on obtaining capital and financing for its planned principal operations. The Company plans to secure financing for its acquisition strategy through the sale of its common stock (see Note D) and issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTION

The Company's president, who is also a shareholder, has advanced $6,140 to the Company. As of June 30, 1999 the Company had not repaid any of the advances, which are unsecured, non-interest bearing and due on demand.

NOTE D - COMMON STOCK OFFERING

During April 1999, the Company began offering subscriptions for the sale of up 11,000,000 shares of the Company's common stock at $0.05 per share. The existing shareholders do not intend to offer any shares for sale. The offering is on a best efforts, no minimum basis, and any proceeds will be used to finance the Company's acquisition strategy as well as provide working capital. As of June 30, 1999, $62,500 was generated through the sale of 1,250,000 shares.

NOTE E - COMMITTMENTS

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

NOTE F - SUBSEQUENT EVENTS

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



------------------------------------------------------------------------------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1998 and the financial statements as of and for the three and six months ended June 30, 1999 included with this Form 10-QSB. We incorporated October 29, 1998 and this analysis does not include any discussion as of and for the comparative period in 1998.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and we intend to provide branded, interactive information and programming as well as merchandise to music enthusiasts worldwide.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

RESULTS OF OPERATIONS

        For the three and six months ended June 30, 1999 we generated revenues of $49,217 in the month of June through a Time Brokerage Agreement that allows us to manage the operations of two existing radio stations (the "Stations"). We have identified these Stations as ideal acquisitions and this agreement allows us to perform due diligence on the Stations prior to such acquisitions. However, we incurred a cumulative net loss of $77,714 and $176,762, respectively. Our operating expenses consist primarily of broadcast operations, payroll and professional fees.

o Broadcast operating expenses of $43,480 and $43,480 consisted principally of expenses incurred in connection with the management of the aforementioned Stations.

o Payroll expenses of $64,590 and 129,180 consisted principally of related taxes and salaries paid to employees.

o Professional fees of $12,667 and $43,212 consisted principally of general business consulting, business development, legal and accounting fees.

o Other expenses of $6,194 and $10,107 consisted principally of office supplies, travel, and organization costs.


        The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 1999. We expect to expand upon obtaining capital and financing for our planned principle operations.

Liquidity and Capital Resources

        Our operating requirements have exceeded our cash flow from operations as we have been building our business. Operating activities during the six months ended June 30, 1999 created a net use of cash of $51,884, which was funded through sales of common stock of $62,500. At June 30, 1999 we had cash and cash equivalents of $10,616, however we had a working capital deficit of approximately $185,000.

     During April 1999, we began offering subscription for the sale of up to 11,000,000 shares of our common stock at $0.05 per share. We need the proceeds of this offering to expand our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that we may need to seek additional financing to fund our proposed acquisition strategy As of June 30, 1999, $62,500 was generated through the sale of 1,250,000 shares.

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

------------------------------------------------------------------------------

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