Form 10QSB
period 1999-09-30
AMERICAN COMMUNICATIONS ENTERPRISES INC
filed 1999-11-22
CIK 1077183

13
                  J:\CLIENTS\ACE\S.E.C\ACE Sept 30 1999 10Q.rtf
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

 ( X )   Quarterly report pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934.

               For the quarterly period ended September 30, 1999.


 (    )           Transition report pursuant to Section 13 or 15(d) of the
Exchange Act for the transition period from _____________ to ____________ .



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

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of October 30, 1999.

                            21,600,000 Common Shares


Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.

                              INDEX TO FORM 10-QSB


PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

                 Balance Sheets as of September 30, 1999 and December 31, 1998...............................             3

                 Statements of Operations for the three and nine months ended September 30, 1999..............            4

                 Statement of Stockholders' Equity (Deficit) for the nine months ended September 30, 1999...              5

                 Statements of Cash Flows for the three and nine months ended September 30, 1999..............            6

                 Notes to Financial Statements ...............................................................            7

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations......              9



PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings.........................................................................             13
Item 2.          Changes in Securities.....................................................................             13
Item 3.          Defaults Upon Senior Securities...........................................................             13
Item 4.          Submission of Matters to a Vote of Securities Holders.....................................             13
Item 5.          Other Information.........................................................................             13
Item 6.          Exhibits and Reports on Form 8-K..........................................................             13


Signatures

                    American Communications Enterprises, Inc.
                        (A Development Stage Enterprise)

                              BALANCE SHEETS AS OF

----------------------------------------------------------------------------------------------------------------

                                                                          September 30,         December 31,
                                                                               1999                 1998
ASSETS                                                                     (Unaudited)            (Audited)
                                                                         -----------------    ------------------

   Cash                                                                        $    9,216              $      0
   Licenses                                                                       480,000                     0
                                                                         -----------------    ------------------
TOTAL ASSETS                                                                   $  489,216              $      0
                                                                         =================    ==================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accrued payroll                                                            $  213,173            $   64,590
    Accrued expenses                                                               41,090                     0
    Advances from shareholder                                                       6,140                 6,140
                                                                         -----------------    ------------------

        Total liabilities                                                         260,403                70,730
                                                                         -----------------    ------------------

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock - no par value: 30,000,000 shares authorized;
       21,600,000 and10,500,000 shares issued and  outstanding                    555,100                   100
    Deficit accumulated during the development stage                            (326,287)              (70,830)
                                                                         -----------------    ------------------

         Total stockholders' equity (deficit)                                     228,813              (70,830)
                                                                         -----------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)
                                                                               $  489,216             $       0
                                                                         =================    ==================



----------------------------------------------------------------------------------------------------------------









SEE NOTES TO FINANCIAL STATEMENTS.

                                     American Communications Enterprises, Inc.
                                         (A Development Stage Enterprise)

                                              STATEMENT OF OPERATIONS
                                                    (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                           Three-Months             Nine-Months
                                                                              Ended                    Ended
                                                                           Sept. 30, 1999          Sept. 30, 1999
                                                                          -----------------       ------------------

REVENUES                                                                        $  154,498              $   203,715

EXPENSES:
  Broadcast operations                                                             146,660                  190,140
  Payroll & related taxes                                                           64,590                  193,770
  Professional fees                                                                  5,000                   48,212
  Other Expenses                                                                    16,943                   27,050
                                                                          -----------------       ------------------

NET LOSS                                                                         $  78,695               $  255,457
                                                                          =================       ==================

NET LOSS PER SHARE                                                               $    0.00                $    0.02
                                                                          =================       ==================



--------------------------------------------------------------------------------------------------------------------








SEE NOTES TO FINANCIAL STATEMENTS.

                                     American Communications Enterprises, Inc.
                                         (A Development Stage Enterprise)

                                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   For the Nine Months Ended September 30, 1999
                                                    (Unaudited)

--------------------------------------------------------------------------------------------------------------------



                                                                                      Deficit
                                                                                  Accumulated
                                                                                   During the
                                                  Common Stock                   Development
                                             Shares             Value                 Stage              Total
                                         ---------------     ------------       ----------------     ---------------

 Balances, December 31, 1998                 10,500,000    $         100      $        (70,830)    $       (70,730)

Proceeds from the issuance
  of common stock                             1,500,000           75,000                                     75,000

Shares issued for license fees                9,600,000          480,000                                    480,000

Net loss for the nine months
  Ended September 30, 1999                                                            (255,457)           (255,457)
                                         ---------------   --------------   -------------------- -------------------

Balances September 30, 1999                  21,600,000    $     555,100      $       (326,287)    $        228,813
                                         ===============   ==============   ==================== ===================



--------------------------------------------------------------------------------------------------------------------








SEE NOTES TO FINANCIAL STATEMENTS.

                    American Communications Enterprises, Inc.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------

                                                                                    Three-Months        Nine-Months
                                                                                        Ended              Ended
                                                                                    Sept. 30, 1999     Sept. 30, 1999
                                                                                   ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                             $ (78,695)      $   (255,457)
     Adjustments to reconcile net loss to net cash
        used in operating activities
          Increase in accrued payroll                                                         64,590            148,583
          Increase in accrued expenses                                                           205             41,090
                                                                                   ------------------ ------------------
NET CASH USED IN OPERATING ACTIVITIES                                                       (13,900)           (65,784)
                                                                                   ------------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short term borrowings                                                           0             50,000
     Proceeds from the issuance of common stock                                               12,500             25,000
                                                                                   ------------------ ------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                         12,500             75,000
                                                                                   ------------------ ------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (1,400)              9,216

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                10,616                  0
                                                                                   ------------------ ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $    9,216         $    9,216
                                                                                   ================== ==================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid                                                                          $      0           $       0
                                                                                   ================== ===================

     Taxes paid                                                                             $      0           $       0
                                                                                   ================== ===================



-------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO FINANCIAL STATEMENTS.

                    American Communications Enterprises, Inc.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS


-----------------------------------------------------------------------------

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

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months and ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of December 31, 1998 contained in its Amendment No. 2 Registration Statement on Form SB-2.


NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit and a negative working capital position of approximately $250,000 as of September 30, 1999, and accordingly its ability to continue as a going concern is dependent on obtaining capital and financing for its planned principal operations. The Company plans to secure financing for its acquisition strategy through the sale of its common stock (see Note D) and issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTION

The Company's president, who is also a shareholder, has advanced $6,140 to the Company. As of September 30, 1999 the Company had not repaid any of the advances, which are unsecured, non-interest bearing and due on demand.

NOTE D - COMMON STOCK OFFERING

During April 1999, the Company began offering subscriptions for the sale of up 11,000,000 shares of the Company's common stock at $0.05 per share. The existing shareholders do not intend to offer any shares for sale. The offering is on a best efforts, no minimum basis, and any proceeds will be used to finance the Company's acquisition strategy as well as provide working capital. As of September 30, 1999, $75,000 was generated through the sale of 1,500,000 shares.

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

NOTE F - LICENSE AGREEMENT

On July 31, 1999, the Company entered into a license agreement with Tamark Communications to obtain (4) four exclusive IP Gateways. The Gateways are a combination of the internet and the global telephone networks to provide high speed telecommunications routing. In consideration of 9,600,000 shares of its common stock (with a fair market value of $480,000) and a 1% royalty on gross sales generated from the Gateways, the Company has obtained the marketing and distribution rights for the Gateways for specific territories.


 ------------------------------------------------------------------------------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1998 and the financial statements as of and for the three and nine months ended September 30, 1999 included with this Form 10-QSB. We incorporated October 29, 1998 and this analysis does not include any discussion as of and for the comparative period in 1998.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and we intend to provide branded, interactive information and programming as well as merchandise to music enthusiasts worldwide.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

RESULTS OF OPERATIONS

            For the three and nine months ended September 30, 1999 we generated revenues of $154,498 and $203,715 through a Time Brokerage Agreement that allows us to manage the operations of two existing radio stations (the "Stations"). We have identified these Stations as ideal acquisitions and this agreement allows us to perform due diligence on the Stations prior to such acquisitions. However, we incurred a cumulative net loss of $78,695 and $255,457, respectively. Our operating expenses consist primarily of broadcast operations, payroll and professional fees.

o    Broadcast operating expenses of $146,660 and $190,140 consisted principally
     of  expenses   incurred  in   connection   with  the   management   of  the
     aforementioned Stations.

o Payroll expenses of $64,590 and $193,770 consisted principally of related taxes and salaries paid to employees.

o Professional fees of approximately $5,000 and $48,212 consisted principally of general business consulting, business development, legal and accounting fees.

o Other expenses of $16,943 and $27,050 consisted principally of office supplies, travel, and organization costs.


            The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 1999. We expect to expand upon obtaining capital and financing for our planned principle operations.

Liquidity and Capital Resources

            Our operating requirements have exceeded our cash flow from operations as we have been building our business. Operating activities during the nine months ended September 30, 1999 created a net use of cash of $65,784, which was funded through sales of common stock of $75,000. At September 30, 1999 we had cash and cash equivalents of $9,216, however we had a working capital deficit of approximately $250,000.

     During April 1999, we began offering subscription for the sale of up to 11,000,000 shares of our common stock at $0.05 per share. We need the proceeds of this offering to expand our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that we may need to seek additional financing to fund our proposed acquisition strategy As of September 30, 1999, $75,000 was generated through the sale of 1,500,000 shares.

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

On July 31, 1999, the Company entered into a license agreement with Tamark Communications to obtain (4) four exclusive IP Gateways. The Gateways are a combination of the internet and the global telephone networks to provide high speed telecommunications routing. In consideration of 9,600,000 shares of its common stock (with a fair market value of $480,000) and a 1% royalty on gross sales generated from the Gateways, the Company has obtained the marketing and distribution rights for the Gateways for specific territories.

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

         Form 8-K, dated September 7, 1999, Item 5, Acquisition of Licenses


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





          11/22/1999               /s/  Robert E. Ringle
             Date                  Robert E. Ringle, Vice-President, Treasurer