Form 10KSB
period 1999-12-31
AMERICAN COMMUNICATIONS ENTERPRISES INC
filed 2000-04-14
CIK 1077183

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-KSB

      ( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the Year Ended December 31, 1999

      ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from __________ to __________.

      Commission File Number: 333-72097

                         AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         -----------------------------------------
                   (Exact name of Registrant as specified in its Charter)

      NEVADA                                               74-2897368
      ------                                               ----------
(State of or other jurisdiction of                    (IRS Employer I.D. No.)
incorporation or organization)

                    7103 Pine Bluffs Trail, Austin, TX 78729

                     Address of Principle Executive Offices:

                                       (512) 249-2344
                                       --------------
                    Registrant's telephone number, including area code:

                Securities registered pursuant to Section 12(b) of the Act:

                                    NONE

                Securities registered pursuant to Section 12(g) of the Act:

                                    NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 7 Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days. _X Yes _ _No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

The issuer's revenues for the most recent fiscal year were $390,399.

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 31, 2000 was $14,120,415. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of March 31, 2000.

                        18,030,888 Common Shares

                   Documents Incorporated By Reference - NONE

                Transitional small business disclosure format. ___ Yes _X_No

                           ANNUAL REPORT ON FORM 10-K

                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     ITEM                                                              PAGE
     NUMBER                      DESCRIPTION                           NUMBER
     ------                      -----------                           ------


                                     PART I

      1.  Business....................................................    3
      2.  Properties..................................................   14
      3.  Legal Proceedings...........................................   15
      4.  Submission of Matters to a Vote of Security Holders.........   15

                                     PART II
      5.  Market for the Company's Common Equity and Related
           Stockholder Matters.......................................    16
      6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    16
      6A. Quantitative and Qualitative Disclosure about Market Risk...   18
      7.  Financial Statements and Supplementary Data.................   19
      8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................    33

                                     PART III
      9. Directors and Executive Officers of the Company..............   33
      10. Executive Compensation......................................   34
      11. Security Ownership of Certain Beneficial Owners.............   34
      12. Certain Relationships and Related Transactions..............   35

                                      PART IV
      13. Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   36
      Signatures......................................................   36

PART I

ITEM 1.  BUSINESS

General

      American Communications Enterprises, Inc. (ACE), was incorporated in Nevada in 1998 and is based in Austin, Texas. We commenced our initial public offering effective August 24, 1999 and our common stock is listed on the NASDAQ Bulletin Board (OTCBB) under the symbol "ACEN".

      In connection with our initial public offering we registered 11,000,000 shares of common stock at $0.05 per share. We are selling the shares ourselves and have not used an underwriter or paid any commissions. We are selling our shares using our best efforts and there is no minimum amount of shares we must sell, accordingly, none of the funds raised from the sale of our stock will go into escrow, trust or other similar arrangement. We expect to end our offering no later than June 30, 2000.

       ACE acquires, consolidates and operates non-rated market radio stations in Texas. In the near future, we intend to enter other geographic regions of the United States. We hope to develop related "state-of-the-industry" Internet services to network our planned regional clusters of radio stations in such markets. We believe that this cross-marketing strategy will allow us to offer greater advertising capabilities to potential advertisers, and therefore avail itself of possibly greater revenue opportunities than available to radio stations on a "stand alone" basis or other consolidators who do not follow such strategy.

      We identified KXYL AM and FM, Brownwood, Texas and KSTA AM and FM, Coleman, Texas as ideal acquisitions within our desired market size. As a part of our due diligence examination, as to whether or not we should pursue the acquisition of these stations, we entered into a Time Brokerage Agreement with the aforementioned radio stations, commencing June 1, 1999, whereby we manage the operations of these stations for a period of up to twelve months. Under this cancelable agreement, we collect all revenues from operations and are responsible for the payment of all expenses including certain monthly debt obligations, which approximate $10,000 per month.

Management

Dain Schult - President and Chief Executive Officer: Mr. Schult serves as Chairman, President and Chief Executive Officer of ACE. Mr. Schult is a broadcast veteran of over 32 years in the radio industry. Prior to the formation of ACE, Mr. Schult was President of Radioactivity, Inc., a full-service radio broadcast consulting firm serving over 150 radio stations in various parts of the country. Mr. Schult participated in the turnaround of several stations, created a unique turn-key management service for new station owners, conducted station appraisals and market analysis projects for sellers and buyers, and developed specific music formats for on-air use by client stations. Concurrently, Mr. Schult was Chief Operating Officer for Sunbelt Radio Group, Inc., a radio station group created to acquire and operate radio stations in Texas. Previously, Mr. Schult had held various program manager, operating manager, and on-air personality positions at several radio stations in the Southeast and Southwest, including serving as President and Chief Executive Officer for Equicom, Inc.

Robert E. Ringle - Executive VP/Internet Operations and Director of Sales: Mr. Ringle has extensive experience in Internet operations and has held the position of Director of Sales for a regional radio broadcasting network of over 30 stations which included creation of sales training programs, image enhancement and the centralized billing system. He has owned and operated a Detroit-based full-service advertising agency.

Hap Hedges - Executive VP/Chief Operating Officer: As Executive Vice President and Chief Operating Officer for the Company, Mr. Hedges brings with him over 30 years of experience in the radio broadcasting industry. Prior to the formation of the Company, Mr. Hedges was Senior Vice-President/Regional Manager for Equicom, Inc., garnering some of the highest sales goal achievements in the entire group. Additionally he served as an associate consultant with Radioactivity, Inc., and founded Hedges and Associates, a sales and marketing company formed to represent Western and Southwestern clothing and accessories manufacturers to various department stores and western-wear boutiques throughout East and Central Texas. Previously, Mr. Hedges held various general manager, sales and promotion manager, account executive, and news reporter/copy writer positions at several stations in Texas.

Acquisition

      On November 19, 1999, ACE entered into an agreement with Watts Communications, Inc. to acquire all of the assets of the KXYL AM and FM, Brownwood, Texas and KSTA AM and FM, Coleman, Texas for $1,625,000 subject to the terms and conditions set forth in the Asset Purchase Agreement and subject to prior approval of the FCC. The application to the FCC for license transfer approval was accepted on December 2, 1999. We have final FCC approval and anticipate closing on this acquisition by April 21, 2000.

      The following table summarizes certain information relating to all radio stations operated by ACE:

Market and Station                     Target Demographic
  Call Letters            Format            Group           Frequency

Brownwood, TX
      KXYL-AM         Country/Tejano       25-54             1240
      KXYL-FM         Country              18-64             104.1

Coleman, TX

      KSTA -AM        Classic Country      35-64             1000
      KSTA-FM         Oldies/AC            25-54             107.1


Acquisition Strategy

      We will pursue a regionally focused  acquisition  strategy.  We propose to
initially   purchase   small-sized   radio  stations  in  non-rated,   non-major
metropolitan areas in Texas and then expand to surrounding states.

        Our management believes that many of the non-major metropolitan areas currently offer many attractively priced acquisition candidates compared to the larger cities.

      Besides our regional focus, our growth strategy is planned to be founded upon the achievement of synergies and economies of scale, including but not limited to, the generation of incremental sales through network marketing for greater national and regional advertising, the reduction of overhead expenses and the realization of operational cost savings.

      We hope to eventually acquire up to approximately 400 non-rated radio stations nationwide. We intend operate additional radio stations beginning by July, 2000. We plan to pursue a regionally focused acquisition strategy beginning in a geographic area ranging from Wyoming to the west, Texas, Mississippi and Georgia to the east. We then intend to add clusters of stations across the country when and wherever possible. The total number of stations acquired will be a function of availability, our financing capability and marketing feasibility.

            To this end, we have tendered Letters of Intent for 25 stations located in Texas, Wyoming, Arizona, New Mexico, Oklahoma, Mississippi and Georgia and currently have executed Letters of Intent for 4 stations located in Texas, Wyoming and South Dakota.

Operating Strategy

      With the successful integration of the operations of the Brownwood and Coleman stations, we are able to offer regional advertisers the ability to access a population base of approximately 300,000 people in Central/West Texas. As we acquire more stations, advertisers will be able to purchase the entire ACE group as a network with one media buy which will also include advertising capabilities on the Internet. Under current market conditions, an advertiser would not be able to roll out a campaign targeting non-major Texas areas without entering into a number of separate media purchases which is both time consuming and non-cost effective due to having to contact each station separately instead of as a group .

      Based on our management's prior experience in operating radio stations in consolidated groups, we believe that these stations can be linked together for efficient operation in a reasonable time frame. We intend to centralize functions such as programming, accounting and national and regional sales to significantly reduce operating expenses and enhance profits.

      Our Internet component is planned to include a variety of entertainment, gaming, and e-commerce sites along with local and national weather and news in a unique configuration that we believe will successfully compete in this growing segment of the Internet. By combining the small to medium market broadcast radio stations with the Internet, we believe we can eventually create a network presence across the country and internationally. The strategy is a hybrid of a small-to-medium-market radio station consolidation and an Internet approach that is cross-market oriented.

      As an augmentation to this Internet strategy, on July 31, 1999, we entered into a license agreement with Tamark Communications to obtain (4) four exclusive IP Gateways. The Gateways are essentially switching devices that are a combination of the Internet and global telephone networks to provide high speed telecommunications routing. In return for the issuance of 4,300,000 shares of our common stock and a 1% royalty on gross sales generated from the Gateways, we have obtained the marketing and distribution rights for the Gateways for specific territories. We believe that we may be able to use the Gateways in our Internet activities and we also hope to be able to generate licensing revenue for us through the licensing of the Gateways. However, because we have only recently entered into this licensing agreement and have generated no revenues as a result thereof, we are not able to predict whether we will have any decreased costs or increased revenues through this arrangement.

      On January 17, 2000, ACE executed an agreement with Sino Marketing to develop opportunities for programming and entertainment content in both broadcast and Internet formats for sale and distribution in Mainland China. Sino Marketing's partner, CITIC Beijing Guoan Advertising, provides unique media venues in Internet and broadcast. We are planning to reach both English and non-English speaking residents of China who are interested in American music formats, entertainment and products. Sino Marketing and their partner are ready to launch a portal to China for e-commerce. The web site will provide a broad spectrum of product services including entertainment. This capability will be extremely valuable in facilitating the sale and distribution of our programming and products. Since our business plan includes the ability to provide our services and products via satellite and the Internet, we are perfectly positioned to do business in countries around the world.

      Based upon the prior personal, professional experiences of our management as well as the success of other regional consolidators, we believe our ability to market our entire network will result in a consolidated advertising approach with a distinctly higher component of national and regional advertising versus local direct retail advertising. This is favorable because national and regional advertising often command premiums over local ad rates by as much as 50%, and 100% in smaller cities.

      Arbitron, the national radio ratings service provides every-other-year ratings for markets such as Brownwood and Coleman. While ACE awaits the next ratings results from Arbitron, using internal research systems provided by Radioactivity, Inc., indications are that KXYL FM's listenership has grown 25% since June, 1999 and KSTA FM's listenership has grown at least 35% since June, 1999. We are optimistic that the next Arbitron ratings will reflect the improvements we have made in programming at all of the stations ACE owns in Brownwood and Coleman, Texas. Additionally, ACE has consistently billed more advertising revenue per month than the corresponding month a year ago before the Time Brokerage Agreement took effect.

      We plan to utilize a blend of WAN (Wide Area Network) music programming coupled with centralized satellite voice programming from a centrally located control location. Additionally, all of our stations are planned to operate with centralized accounting, billing, marketing and promotions systems, an in-house sales group that will be utilized for group advertising for the radio stations as well as for Internet advertising, and specialized in-house sales training programs for all of our salespeople. Due to such planned centralization of services, we believe that each station's general manager will have more time to focus on sales instead of administration responsibilities. We expect that we will also eventually utilize "super regional managers" each of who will serve on-site as general manager in one market but also oversee the operation of other stations within their designated region.

Overview of the Radio Business

      Radio station revenues are primarily derived from the sale of advertising spots or programs to national, regional, and local advertisers. Advertising rates charged by a station are predicated on its performance in the ratings based on estimates of the number of persons listening to a station as well as the number of homes in a station's service area.

      The only national radio audience measuring service, Arbitron, serves the entire country and provides even the smallest markets with annual ratings service. Ultimately, the success of a radio station (or group of stations) depends on its ability to develop popular programming and promotions, thus generating higher rates and allowing the station to charge more for airing commercials.

Industry Consolidation

      The radio broadcast industry is currently subject to consolidation activity which is having a major impact on the competitive landscape. In general, and as further discussed below, such consolidation activity has been triggered by the Telecommunications Act of 1996. Up until the mid-1980s, there was no public market for radio stocks. Local ownership limits by the FCC of one AM and one FM station per market and a total limit of 14 total stations prevented radio groups from amassing greater size to attract outside capital. Because of these strict limits, radio station ownership was highly fragmented and characterized by "mom and pop" operations in even the largest markets. By 1984, however, FCC ownership rules had begun to be relaxed, with major relaxation of such rules occurring in 1992 and 1994.

      The passage of the 1996 Telecommunications Act (the "Telecom Act") eliminated the national limits on the number of radio stations that one entity could own and eased local ownership rules so as to allow 1 operating entity to control up to 8 stations in most medium and major markets. Much of the consolidation activity to date has been centered on major markets, resulting in increased competition and higher valuations in such markets.

      Mid-sized markets (generally defined to mean US markets ranked #50 to #265 based on population) have recently begun to see upward price pressure, with 15.0x to 20.0x EBITDA (Earnings before Income Taxes, Depreciation and
Amortization) multiples not uncommon (vs. 8.0x to 10.0x EBITDA multiples as recently as 1997). The consolidation activity of large market operators such as Chancellor/Capstar Communications (Hicks, Muse), Sunburst (Bain Capital), and Cumulus (Wisconsin State Teachers Retirement/ Quaestus Capital) all of whom have consolidated stations across the US, have begun the process in some of the same markets that we are exploring for acquisitions thus tending to indicate that consolidation has begun in the smaller markets. We believe that we will only encounter these larger mid-market consolidators at the upper end of our target markets in rated medium sized markets but not in the smaller, non-regularly rated markets. Few groups have ventured beyond focusing on the top 250 markets, which has kept acquisition multiples in our targeted markets low, but that could change should other consolidators follow our small market strategy.

Competition

      Competition within the radio broadcasting industry has historically been and will continue to be very intense. Overall, the principal factor affecting competition in this industry is the number of audience members reached with one advertising medium. With the advent of deregulation, competition has increased since the key to success is no longer how many listeners can an independent firm reach in one market, but rather, how many listeners can a consolidator reach in multiple markets. Competition with newspapers and television for advertising dollars is also high. However, radio's audience has held up well over time. In the past five years listenership has actually increased as reported by the Radio Advertising Bureau despite the onslaught of Internet use. Internet radio usage continues to grow, too. In addition, with the bulk of radio listening taking place outside of the home and on the road, where competition with other mediums is limited, and the audience somewhat "captive" (unable to access television, newspapers, or the Internet), radio appears to be well positioned for continued growth.

Regulation

INTRODUCTION

The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the "Communications Act"). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; imposes regulations and takes other action to prevent harmful interference between stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, management, programming, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act. In February 1996, Congress enacted the Telecommunications Act of 1996 (the "Telecom Act") to amend the Communications Act. The Telecom Act, among other measures, directed the FCC, which has since conformed its rules, to (a) eliminate the national radio ownership limits; (b) liberalize the local radio ownership limits as specified in the Telecom Act; (c) issue broadcast licenses for periods of up to eight years; and (d) eliminate the opportunity for the filing of competing applications against broadcast license renewal applications.

LICENSE GRANTS AND RENEWALS
The Communications Act provides that a broadcast license may be granted to an applicant if the grant would serve the public interest, convenience and necessity, subject to certain limitations referred to below. In making licensing determinations, the FCC considers the legal, technical, financial and other qualifications of the applicant, including compliance with the Communications Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the "character" of the licensee and those persons holding "attributable" interests in the licensee. Broadcast licenses are granted for specific periods of time and, upon application, are renewable for additional terms. The Telecom Act amended the Communications Act to provide that broadcast licenses be granted, and thereafter renewed, for a term not to exceed eight years, if the FCC finds that the public interest, convenience, and necessity would be served. Generally, the FCC renews broadcast licenses without a hearing. The Telecom Act amended the Communications Act to require the FCC to grant an application for renewal of a broadcast license if: (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and
(3) there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC which, taken together, would constitute a pattern of abuse. Competing applications against broadcast license renewal applications are therefore not entertained. The Telecom Act provided that if the FCC, after notice and an opportunity for a hearing, decides that the requirements for renewal have not been met and that no mitigating factors warrant lesser sanctions, it may deny a renewal application. Only thereafter may the FCC accept applications by third parties to operate on the frequency of the former licensee. The Communications Act continues to authorize the filing of petitions to deny against broadcast license renewal applications during particular periods of time following the filing of renewal applications. Petitions to deny can be used by interested parties, including members of the public, to raise issues concerning the qualifications of the renewal applicant.

The Brownwood and Coleman Stations' broadcast licenses were renewed by Watts Communications, Inc. on August 17, 1997 and will expire on August 17, 2004. We do not anticipate any material difficulty in obtaining license renewals in the future.

The following table sets forth selected license information concerning each of the stations operated by ACE:

Market and Station                        Expiration Date
     Call Letters             Frequency     of License            Class       Power
------------------------      ---------   ---------------         -----       -----

Brownwood, TX
      KXYL-AM                    1240          2004                 4       1,000 watts
      KXYL-FM                    104.1         2004                C-1      73,000 watts

Coleman, TX
      KSTA -AM                   1000          2004                 4       1,000 watts
      KSTA-FM                    107.1         2004                C-3      25,000 watts

The action of the FCC or its staff granting a renewal application may be reconsidered during specified time periods by the FCC or its staff on their own motion or by request of the petitioner, and the petitioner may also appeal within a certain period actions by the FCC to the U.S. Court of Appeals. If the FCC does not, on its own motion, or upon a request by an interested party for reconsideration or review, review a staff grant or its own action within the applicable time periods, and if no further reconsideration, review or appeals are sought within the applicable time periods, an action by the FCC or its staff becomes a "Final Order." We have no current renewals.

LICENSE ASSIGNMENTS AND TRANSFERS OF CONTROL
The Communications Act prohibits the assignment of a FCC license or the transfer of control of a corporation holding such a license without the prior approval of the FCC. Applications to the FCC for such assignments or transfers are subject to petitions to deny by interested parties and must satisfy requirements similar to those for renewal and new station applicants. Many transactions involving radio stations provide, as a waivable pre-condition to closing, that the FCC consent to the transaction has become a "Final Order."

In 1998, the FCC implemented the practice of requesting public comment on concentration issues of proposed radio acquisitions where the buyer would control 50% or more of radio advertising revenues, or the buyer and another broadcaster would control together 70% or more of radio advertising revenues, as determined by industry publications. In certain instances, in response to such an FCC request, third parties have filed petitions to deny the acquisition application and the Antitrust Division of the United States Department of Justice (the "Antitrust Division") has filed comments noting competitive concerns, sometimes suggesting that the FCC initiate a hearing to determine if the acquisition would serve the public interest. The filing of such petitions and comments have resulted in delays in the FCC's consideration of such acquisition applications, and could result in the FCC's denying its consent to the transaction. Moreover, even when no petitions or comments have been filed, applicants have experienced delays in the FCC's action on acquisition applications when the Antitrust Division has the matter under investigation.
Such delays have the potential of allowing the other contracting party to terminate the acquisition if the contract closing deadline has been passed due to regulatory delays.

OWNERSHIP RULES
Rules of the FCC limit the number and location of broadcast stations in which one licensee (or any party with a control position or attributable ownership interest therein) may have an attributable interest. The FCC, pursuant to the Telecom Act, eliminated the previously existing "national radio ownership rule." Consequently, there now is no limit imposed by the FCC to the number of radio stations one party may own nationally.

The "local radio ownership rule" limits the number of stations in a radio market in which any one individual or entity may have a control position or attributable ownership interest. Pursuant to the Telecom Act, the FCC revised its rules to set the local radio ownership limits as follows: (a) in markets with 45 or more commercial radio stations, a party may own up to eight commercial radio stations, no more than five of which are in the same service (AM or FM); (b) in markets with 30-44 commercial radio stations, a party may own up to seven commercial radio stations, no more than four of which are in the same service; (c) in markets with 15-29 commercial radio stations, a party may own up to six commercial radio stations, no more than four of which are in the same service; and (d) in markets with 14 or fewer commercial radio stations, a party may own up to five commercial radio stations, no more than three of which are in the same service, provided that no party may own more than 50% of the commercial stations in the market. FCC cross-ownership rules also prohibit one party from having attributable interests in a radio station as well as in a local television station or daily newspaper, although such limits are waived by the FCC under certain circumstances. In addition, the FCC has a "cross interest" policy that may prohibit a party with an attributable interest in one station in a market from also holding either a "meaningful" non-attributable equity interest (e.g., non-voting stock, voting stock, limited partnership interests) or key management position in another station in the same market, or which may prohibit local stations from combining to build or acquire another local station. The FCC is presently evaluating its radio/television, radio/newspaper and cross-interest rules and policies as well as policies governing attributable ownership interests. We cannot predict whether the FCC will adopt any changes in these policies or, if so, what the new policies will be or how they might affect the Company.

ATTRIBUTION RULES

All holders of attributable interests must comply with, or obtain waivers of, the FCC's multiple and cross-ownership rules. Under the current FCC rules, an individual or other entity owning or having voting control of 5% or more of a corporation's voting stock is considered to have an attributable interest in the corporation and its stations, except that banks holding such stock in their trust accounts, investment companies, and certain other passive interests are not considered to have an attributable interest unless they own or have voting control over 10% or more of such stock. The FCC is currently evaluating whether to raise the foregoing benchmarks to 10% and 20%, respectively. An officer or director of a corporation or any general partner of a partnership also is deemed to hold an attributable interest in the media license. At present, when a single shareholder holds a majority of the voting stock of a corporate licensee, the FCC considers other shareholders, unless they are also officers or directors, exempt from attribution. The FCC has asked for comments as to whether it should continue the single majority shareholder exemption. Holders of non-voting stock generally will not be attributed an interest in the issuing entity, and holders of debt and instruments such as warrants, convertible debentures, options, or other non-voting interests with rights of conversion to voting interests generally will not be attributed such an interest unless and until such conversion is effected. The FCC is currently considering whether it should expand its attribution rules to reach certain of these interests in certain. We cannot predict whether the FCC will adopt these or any other proposals to change its attribution policies.

Under current FCC rules, any stockholder of the Company with 5% or more of the outstanding votes (except for qualified institutional investors, for which the 10% benchmark is applicable), will be considered to hold attributable interests in the Company. Such holders of attributable interests must comply with or obtain waivers of the FCC's multiple and cross-ownership rules. At present, none of the attributable stockholders, officers and directors of the Company have any other media interests besides those of the Company that implicate the FCC's multiple ownership limits. In the event that the Company learns of a new attributable stockholder and if such stockholder holds interests that exceed the FCC limits on media ownership, under the Company's Amended and Restated
Certificate of Incorporation dated December 19, 1997 and filed with the Secretary of State of the State of Delaware on December 22, 1997 (the "Amended and Restated Certificate of Incorporation") the Board of Directors of the Company has the corporate power to redeem stock of the Company's stockholders to the extent necessary to be in compliance with FCC and Communications Act requirements, including limits on media ownership by attributable parties. The FCC will consider a radio station providing programming and sales on another local radio station pursuant to a LMA (as defined herein) to have an attributable ownership interest in the other station for purposes of the FCC's radio multiple ownership rules. In particular, a radio station is not permitted to enter into a LMA giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local radio station which it could not own under the FCC's local radio ownership rules.

ALIEN OWNERSHIP LIMITS
Under the Communications Act, broadcast licenses may not be granted, transferred or assigned to any corporation of which more than one-fifth of the capital stock is owned of record or voted by non-U.S. citizens or foreign governments or their representatives or by foreign corporations ("Aliens"). Where the corporation owning the license is controlled by another corporation, the parent corporation cannot have more than one-fourth of the capital stock owned of record or voted by Aliens, unless the FCC finds it in the public interest to allow otherwise. The FCC has issued interpretations of existing law under which the Alien ownership restrictions in slightly modified form apply to other forms of business organizations, including general and limited partnerships. The FCC also prohibits a licensee from continuing to control broadcast licenses if the licensee otherwise falls under Alien influence or control in a manner determined by the FCC to be in violation of the Communications Act or contrary to the public interest. We believe that Aliens control or vote less than one-fifth of the Company's capital stock. In the event that the Company learns that Aliens own, control or vote stock in the Company in excess of the limits set in the Communications Act and the FCC's rules, under the Amended and Restated Certificate of Incorporation, the Board of Directors of the Company has the corporate power to redeem stock of the Company's stockholders to the extent necessary to be in compliance with FCC and Communications Act requirements on alien ownership.

PROGRAMMING AND OPERATIONAL REQUIREMENTS
While the FCC has relaxed or eliminated many of its regulatory requirements related to programming and content, radio stations are still required to broadcast programming responsive to the problems, needs and interests of the stations' service areas, must maintain local studios and public inspection files and must comply with various rules promulgated under the Communications Act that regulate political broadcasts and advertisements, sponsorship identifications, indecent programming and other matters. Failure to observe these or other FCC rules can result in the imposition of monetary forfeitures, in the grant of a "short" (less than full term) license term or, where there have been serious or a pattern of violations, license revocation. The FCC also traditionally enforced its EEO rules vigorously, by requiring stations to implement minority and female outreach plans and by prohibiting employment discrimination. In 1998, the U.S. Court of Appeals for the D.C. Circuit struck down the FCC's outreach requirements as unconstitutional and remanded to the FCC the question of whether it has the jurisdiction to enforce its anti-discrimination rule. The FCC conducted a rulemaking proceeding to formulate new EEO outreach rules in a manner consistent with the court's ruling. The FCC has tentatively determined that its anti-discrimination rule is enforceable. While the Company intends to operate in smaller, non-rated markets where percentages of minority residences are small-to-non-existent, ACE will endeavor, nevertheless, to maintain whatever regulations are actually enforceable by the FCC regarding EEO hiring procedures. The Company will continue to use every means reasonably possible to notify communities served by our signals of employment openings at our stations. Further, the Company knows of no reason why the FCC would have any reason to either restrict ACE from being granted license renewals in the future or purchasing additional stations.

TECHNICAL AND INTERFERENCE RULES
FCC rules specify technical and interference requirements and parameters that govern the signal strength and coverage area of radio stations, and which, unless waived, must be complied with in order to obtain FCC consent to modify a station's service area or other technical operations. The FCC allots specific FM radio frequencies and class designations to particular communities of license. The FM class designations, which vary by geographic location, include (in order of increasing potential coverage area) Class A, B1, C3, B, C2, C1 and C. (The C Class designations are generally not allocated to communities in the more densely-populated regions of the United States, such as the Northeast and California.) Each FM class has minimum and maximum power specifications and must not cause interference to the protected service areas of other radio stations, domestic or international, operating on the same or adjacent frequencies. Under FCC rules, a radio station must transmit a minimum predicted signal strength to its allocated community of license, and therefore must locate its transmitting antenna at a site providing such coverage while also being within a specified power and height range for that station's class designation, and at specified minimum distances from the transmitting sites of nearby radio stations operating on the same or adjacent frequencies. The Company must also comply with certain technical, reporting, and notification requirements imposed by the FAA with respect to the installation, location, lighting, and painting of the transmitter antennas used by the Company's radio stations. The combination of these requirements sets limits on the ability of a particular radio station to relocate in certain directions and to increase signal coverage. Stations may petition the FCC to change a particular station's community of license and/or class, which changes are granted by the FCC when its service priorities are met and conflicting re-allotment proposals, if any, are resolved. As to minimum distance separation requirements designed to afford interference protection to other FM stations, the FCC rarely waives such specifications. However, the FCC permits radio stations in certain circumstances to relocate to a site not meeting the minimum distance separation rule when the station demonstrates that the service contours of neighboring radio stations will be protected from interference.

Moreover, the FCC has proposed rules or is considering proposing new rules with regard to several other technical issues that could affect the operations of the Company's radio stations. In June 1998, the FCC proposed new rules that, among other changes, would enable FM radio stations to agree to accept certain types of interference resulting from technical changes to be made by other FM radio stations in exchange for monetary or other consideration. Such interference agreements could offer new opportunities for the Company to reach more listeners, but may pose an increased possibility of interference. Also, the FCC is considering whether to propose rules that would authorize certain lower-power AM radio stations to use FM translators to broadcast the AM radio station's nighttime programming. Such rules, if adopted, could result in improved nighttime broadcast quality for certain AM radio stations that may compete with the Company's radio stations. Finally, in January 1999, the FCC proposed new rules that would enable certain parties to obtain licenses to build and operate new low-power FM radio stations, known as "micro-radio" that would not be subject to certain of the Commission's spacing requirements and other rules, and may or may not be restricted to non-commercial operations. If the proposed rules are adopted, though that is in question considering that Congress is considering taking up the issue, such new micro-radio stations may compete with the Company's radio stations for listeners and revenues. Also, such micro-radio stations may create additional risks of interference to the Company's radio stations and may limit, in certain areas, the ability of the Company to construct new full-power radio stations or modify its current stations. We cannot predict what effect, if any, the FCC's actions with regard to any of these matters may have on the Company's radio stations. Several industry trade groups however, including the National Association of Broadcasters, are pursuing various legal avenues to either prevent the proposed rules from being implemented entirely or at least gain additional modification of the frequency spacing requirements to better protect existing FM radio frequencies.

FCC POWER INCREASE
In most instances, changes to the technical specifications of radio stations, such as increases in the power (effective radiated power, or "ERP") and subsequent increased coverage area, may be made only after application to the FCC, and grant by the FCC of a construction permit for the modification of the station. KXYL FM has the ability to have its current operating power of 74,000 watts increased to 100,000 watts without any additional approval from the FCC.

Additionally, as a part of the Asset Purchase Agreement, ACE has agreed to change the frequencies of its two FM stations (KXYL FM, Brownwood and KSTA FM, Coleman, Texas) to different dial positions to assist another broadcaster looking to move a station frequency elsewhere in the state. ACE will receive the funds for these frequency changes, including all necessary pieces of equipment, new signage, advertising costs, etc., from this other broadcasting group. The Company hopes to effect the increase in power for KXYL FM at the same time this frequency change is effected.

AGREEMENTS WITH OTHER BROADCASTERS
Over the past several years a significant number of broadcast licensees, including the Company, have entered into cooperative agreements with other stations in their markets. One typical example is a local marketing agreement ("LMA") between two separately or co-owned stations, whereby the licensee of one station programs substantial portions or all of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments for its own account. The FCC has held that LMAs do not per se constitute a transfer of control and are not contrary to the Communications Act provided that the licensee of the station maintains ultimate responsibility for and control over operations of its broadcast station. Typically licensees enter into the LMA in anticipation of the sale of the station, with the proposed acquirer providing programming for the station while the parties are awaiting the necessary regulatory approvals to the transaction.

The FCC's rules also prohibit a radio licensee from simulcasting more than 25% of its programming on other radio stations in the same broadcast service (i.e., AM-AM or FM-FM), whether it owns both stations or operates one or both through a LMA, where such stations serve substantially the same geographic area as defined by the stations' principal community contours. Our stations are not subject to this limitation.

PROPOSED REGULATORY CHANGES
The FCC has not yet formally implemented certain of the changes to its rules necessitated by the Telecom Act. Moreover, the Congress and the FCC have under consideration, and may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, (i) affect the operation, programming, technical requirements, ownership and profitability of the Company and its radio broadcast stations,
(ii) result in the loss of audience share and advertising revenues of the Company's radio broadcast stations, (iii) affect the ability of the Company to acquire additional radio broadcast stations or finance such acquisitions, (iv) affect cooperative agreements and/or financing arrangements with other radio broadcast licensees, (v) affect the Company's competitive position in relationship to other advertising media in its markets, or (vi) affect the Company's ability to exploit its unique technical capabilities and innovative approach to acquiring and using radio broadcast stations. Such matters include, for example, changes to the license, authorization and renewal process; proposals to revise the FCC's EEO rules and other matters relating to minority and female involvement in broadcasting; proposals to alter the benchmarks or thresholds for attributing ownership interest in broadcast media; proposals to change rules or policies relating to political broadcasting; changes to technical and frequency allocation matters, including those relative to DAB, micro-radio, AM broadcast on FM translator stations and FM interference acceptance; proposals to restrict or prohibit, the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership, alien ownership and cross-ownership policies; and proposals to limit the tax deductibility of advertising expenses by advertisers. Currently the FCC has voted to revise EEO regulations that have been struck down in Federal Appeals Court to set new guidelines for hiring practices. Additionally the FCC has approved the introduction of a new class of extremely low-powered FM stations. Already a number of trade organizations and broadcast groups have moved through various legal avenues to stop the implementation of both these new hiring guidelines and low-power FM stations. ACE does not anticipate problems with either issue should they be considered legal and binding by a court of competent jurisdiction. With our small, non-rated market strategy, neither item is really an issue for us from an operating standpoint. In any event, ACE will follow any and all existing FCC rules and regulations.

Although we believe the foregoing discussion is sufficient to provide the reader with a general understanding of all material aspects of FCC regulations that affect ACE, it does not purport to be a complete summary of all provisions of the Communications Act or FCC rules and policies. Reference is made to the Communications Act, FCC rules, and the public notices and rulings of the FCC for further information.

Employment

      Assembling talented and aggressive operating management is critical to success in our industry. We endeavor to create positive work environments in order to attract and retain talented personnel. In addition we will provide incentives to key employees by creating financial rewards, including making equity available to certain key employees based on performance.

      We believe that our relations with our employees are good.

      We have entered into a three-year employment agreement with Mr. Dain L. Schult, our Chief Executive Officer, President and Chairman, dated October 29, 1998. This employment agreement generally provides for an annual salary of $126,000, a monthly automobile allowance of $500, reimbursement of business related expenses and bonuses as may determined in management's sole discretion.

      We have also entered into a three-year employment agreement with Mr. Robert E. Ringle, our Vice President of Internet Operations, Director of Sales, Treasurer and Director dated October 29, 1998. This employment agreement generally provides for an annual salary of $115,000, a monthly automobile allowance of $500, reimbursement for business related expenses and bonuses as may be determined in management's sole discretion.

Forward-Looking Statements

      Any matters discussed or incorporated by reference in this Form 10-K that are not historical facts are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Any expressions that indicate future events and trends are forward-looking statements and are subject to risks and uncertainties that could cause actual results to differ materially from historical results, results American Communications Enterprises anticipates or results expressed or implied by such forward-looking statements. Our future performance and financial results could differ materially from those reflected in this report due to general financial, economic, regulatory and political conditions or additional factors unknown to us at this time as well as specific risks and uncertainties such as those set forth in documents filed by us with the SEC.

ITEM 2.  PROPERTIES

The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in business districts of the station's community of license or largest nearby community. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

At December 31, 1999, ACE leased 1500 square feet of office space in Brownwood, Texas. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. ACE, upon closing, will own substantially all of its other equipment, consisting principally of transmitting antennae, towers, transmitters, studio equipment and general office equipment. In additional ACE will also own the studio building and transmitter site for KSTA AM and FM in Coleman, Texas and the KXYL AM studio and transmitter site in Brownwood, Texas. No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our properties and intend to upgrade studios, office space and transmission facilities in certain markets.

ITEM 3.  LEGAL PROCEEDINGS

ACE is involved in litigation from time to time in the ordinary course of its business. In management's opinion, the outcome of all pending legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

MARKET INFORAMATION
The common stock is traded on the NASDAQ Bulletin Board (OTCBB) under the symbol "ACEN". The following table sets forth the high and low closing sale prices for the common stock for the periods indicated, as reported by the NASDAQ Bulletin Board

                                                            High    Low

      Year ended December 31, 1999
            Fourth Quarter (from November 11)              $9.00   $0.31

HOLDERS

As of March 1, 2000 there were 195 stockholders of record of the common stock.

DIVIIDENDS

ACE has never declared or paid cash dividends on its common stock. We intend to retain all future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

CHANGES IN SECURITIES
None

RECENT SALES OF UNREGISTERED SECURITIES
None

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with other financial data appearing elsewhere in this report. Certain information included herein contains statements that constitute "forward-looking statements" containing certain risks and uncertainties. Readers are referred to the cautionary statement, which addresses forward-looking statements made by us.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and we intend to provide branded, interactive information and programming as well as merchandise to music enthusiasts worldwide. We have identified KXYL AM and FM, Brownwood, Texas and KSTA AM and FM, Coleman, Texas (the "Stations") as ideal acquisitions within our desired market size. As a part of our due diligence, we have entered into a Time Brokerage Agreement, effective June 1, 1999, with the aforementioned radio stations, whereby we will manage the operations of the Stations for a period up to twelve months. Under this cancelable agreement, we will collect all revenues generated and are responsible for payment of all operating expenses, including certain monthly debt obligations, which approximate $10,000 per month.

RESULTS OF OPERATIONS

For the year ended December 31, 1999 we generated revenues of approximately $390,400 through the Time Brokerage Agreement with the Stations. Revenues primarily consisted of commercial or program time sold. We generated no revenues for the period October 29, 1998 (date of incorporation) through December 31, 1998, as we hadn't yet commenced operations.

We incurred a net loss of approximately $405,715 for the year-ended December 31, 1999 as compared with a net loss of $70,830 for the period October 29, 1998 through December 31, 1998. Our operating expenses consist primarily of broadcast operations, sales and marketing and general and administrative expenses. General and administrative expenses of $504,748 principally include payroll and related taxes; professional fees for consulting, business development, legal and accounting; office supplies expense; travel expense and organizational costs. Broadcast operating expenses of $203,249 consisted primarily of those expenses incurred in connection with the management of the Stations. Sales and marketing expenses of $89,781 were incurred in connection with the development of advertising revenues.

The results of operations for the period ended December 31, 1999 are not necessarily indicative of the results for any future period. We expect to expand operations upon obtaining capital and financing for our planned principle operations.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have exceeded our cash flow from operations as we continue to build our business. Operating activities during the year ended December 31, 1999 used cash of $177,251. Operating activities were funded through proceeds from the sale of common stock of $175,000 and proceeds from the issuance of debt of $50,000. At December 31, 1999 we had cash and cash equivalents of $43,613.

During April 1999, we began offering subscriptions for the sale of up to 11,000,000 shares of our common stock at $0.05 per share. As of December 31, 1999, cash proceeds of $175,000 were received through the sale of 1,466,667 shares in connection with this offering. An additional 5,950,753 shares of common stock, valued at $344,355, were issued in exchange for services, satisfaction of debt and a license agreement. We need the proceeds of this offering to expand our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that we may need to seek additional financing to fund our proposed acquisition strategy.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding our intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully identify, consummate and integrate the acquisition of radio stations at reasonable and anticipated costs; (ii) any material inability of us to successfully internally develop our products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on our continued positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (v) any increased competition in business; (vi) any inability of us to successfully conduct its business in new markets; and (vii) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not have any derivative financial instruments as of December 31, 1999. However, we are exposed to interest rate risk. We employ established policies and procedures to manage our exposure to changes in the market risk of our marketable securities, which are classified as available-for-sale as of December 31, 1999. Our Senior Discount Notes, Convertible Notes and other long-term debt have fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. We believe that the market risk arising from holdings of our financial instruments is not material.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.

                                TABLE OF CONTENTS

                                                                       PAGE

INDEPENDENT AUDITORS' REPORT                                            20

FINANCIAL STATEMENTS

   Balance Sheet                                                        22

   Statements of Operations                                             23

   Statements of Stockholders' Equity                                   24

   Statements of Cash Flow                                              25

   Notes to Financial Statements                                     26-32

                          INDEPENDENT AUDITORS' REPORT

Board of Directors

American Communications Enterprises, Inc.


We have audited the accompanying balance sheet of American Communications Enterprises, Inc. (the Company), a development stage company, as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended and from inception on October 29, 1998 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and from inception on October 29, 1998 through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred significant operating losses and has a working capital deficiency, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SPROUSE & WINN, L.L.P.

Austin, Texas
April 11, 2000

                              FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                DECEMBER 31, 1999

                                   ASSETS

CURRENT ASSETS
   Cash                                                             $43,613
   Accounts receivable, net of allowance for doubtful                70,226
   accounts of $25,000                                              -------
          Total Current Assets                                      113,839

   Fixed assets, at cost, net of accumulated depreciation of $150     3,986
   Licenses, at cost, net of accumulated amortization of $18,000    197,000
                                                                    -------
                                                                   $314,825
                                                                   ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $24,147
   Accrued expenses                                                 247,769
                                                                    -------
          Total Current Liabilities                                 271,916
                                                                    -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock; authorized 30,000,000 nopar common
   shares; 17,917,420 shares issued and
   outstanding, respectively                                        519,455
   Deficit accumulated during the development stage                (476,546)
                                                                   --------

          Total Stockholders' Equity                                 42,909
                                                                   --------
                                                                   $314,825
                                                                   ========

                    SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                From Inception
                                              For the Year      On October 29,
                                                December         1998 Through
                                                31,1999         December 31,1999
                                               ---------        ----------------
REVENUE

   Revenues                                    $ 390,399               $ 390,399
   Cost of goods sold                            203,249                 203,249
                                               ---------              ----------

      Gross Profit                               187,150                 187,150
                                               ---------              ----------

EXPENSES

   General and administrative                    504,748                 575,578
   Sales and marketing                            89,781                  89,781
                                               ---------              ----------

      Total Expenses                             594,529                 665,359
                                               ---------              ----------

Other Income (Expense)                             1,663                   1,663
                                               ---------              ----------

Net loss before provision for income            (405,716)              (476,546)
taxes

Provision for income taxes                           -0-                     -0-
                                               ---------              ----------

NET LOSS                                       $(405,716)             $(476,546)
                                               =========              ==========

Weighted Average Loss Per Share

o     Basic and Diluted                         $   (.03)
                                                ========

Weighted Average Shares Outstanding

o     Basic and Diluted                        12,176,770
                                               ==========

SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATION ENTERPRISES, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FROM INCEPTION ON OCTOBER 29, 1998 THROUGH DECEMBER 31, 1999





                                                                             Deficit
                                                                          Accumulated
                                                     Common Stock          During the
                                                   --------------------    Development
                                                   Shares        Amount        Stage
                                                   ------        ------   -------------

Balance, October 29, 1998 - Inception                      -0-    $   -0-       $   -0-

      Issuance of common stock for cash             10,500,000        100           -0-

      Net Loss for the period from October 29,
      1998  (inception) to December 31, 1998                                    (70,830)
                                                    -----------  --------       --------
                                                           -0-        -0-

Balance, December 31, 1998                          10,500,000        100       (70,830)

      Issuance of common stock for cash              1,466,667    175,000           -0-

      Issuance of common stock for debt (1)          1,333,333     50,000           -0-

      Issuance of common stock for license           4,300,000    215,000           -0-
      agreement (2)

      Issuance of common stock for services (3)        317,420     79,355           -0-

      Net loss for the year ended December 31, 1999                            (405,716)
                                                    -----------  --------       --------
                                                           -0-        -0-

Balance, December 31, 1999                          17,917,420   $519,455     $(476,546)
                                                    ==========   ========     ==========


(1) Valued at estimated fair value of the Company's stock at the time the debt was exchanged of $.0375/share.

(2) Valued at estimated fair value of the Company's stock at the time the license agreement was signed, $.05/share.

(3) Valued at the estimated fair value of the Company's stock at the time the services were rendered, $.25/share.

                    SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                   From Inception On
                                               For the Year        October 29, 1998
                                               Ended December      Through
                                                      31,1999      December 31, 1999
                                               --------------      -----------------


Cash Flows From Operating Activities

   Net loss                                           $(405,716)         $(476,546)
   Bad debt expense                                      25,500             25,500
   Depreciation and amortization                         18,150             18,150
   (Increase) decrease in receivables                   (95,726)           (95,726)
   Increase (decrease) in payables and                  201,186            265,776
     accrued expenses
   Stock issued for services                             79,355             79,355
                                                      ----------         ----------
       Net Cash Used by Operating Activities           (177,251)          (183,491)
                                                      ----------         ----------

Cash Flows From Investing Activities

   Purchase of fixed assets                              (4,136)            (4,136)
                                                      ----------         ----------
       Net Cash Used by Investing Activities             (4,136)            (4,136)
                                                      ----------         ----------

Cash Flows From Financing Activities

   Advances from stockholder                                 -0-             6,140
   Issuance of common stock                             175,000            175,100
   Issuance of debt                                      50,000             50,000
                                                      ----------         ----------
       Net Cash Provided by Financing                   225,000            231,240
                                                      ----------         ----------
Activities

Net (Decrease) Increase In Cash                          43,613             43,613

Cash at Beginning of Period                                 -0-                -0-
                                                      ----------         ----------

Cash at End of Period                                  $ 43,613            $43,613
                                                      ==========         ==========

Supplemental cash flow information:

Cash Paid For:
   Interest                                             $   -0-
                                                        =======
   Income Taxes                                         $   -0-
                                                        =======

Non-Cash Transactions:
   Stock issued for debt                               $ 50,000
                                                       ========
   Stock issued for services                           $ 79,355
                                                       ========
   Stock issued for license                            $215,000
                                                       ========

SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Business Organization

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

            Method of Accounting

                  The Company recognizes revenue and expenses according to the accrual method of accounting. Expenses are recognized when incurred and revenue is recognized when earned. Earnings
                  (loss) per share are computed based on the weighted average method. The fiscal year of the Company ends December 31 of each year.

                  The Company, per FASB Statement No. 7, is properly accounted for and reported as a development stage enterprise. Substantially all of the Company's efforts since its formation have been devoted to establishing its new business. No significant revenue has been earned as of the balance sheet date. Operations have been devoted to raising capital, and acquisition of properties.

            Nonmonetary Transactions

                  Nonmonetary transactions are transactions for which no cash was exchanged and for which shares of common stock were exchanged for assets. These transactions are recorded at fair market value.

            COMPREHENSIVE INCOME

                  The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods.

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.

                                (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                                   (Continued)

                            FOR THE YEAR ENDED DECEMBER 31, 1999

NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            FAIR VALUE OF FINANCIAL INSTRUMENTS

                  SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practical to estimate. Cash, accounts receivable, accounts payable, and accrued expenses are carried at amounts that reasonably approximate their fair values.

            Accounts Receivable

                  The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management's evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.

                  Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $25,500 at December 31, 1999.

            Fixed Assets

                  The Company has adopted SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires a review of any potential for the impairment of value of any long-lived assets. It is the policy of the Company to annually review the future economic benefit of all long-lived assets and to charge off to operations any potential impairment of value of long-lived assets when applicable.

                  Machinery and equipment is depreciated on the straight-line method over the estimated useful lives of three years. Depreciation expense is $150 for the year ended December 31, 1999.

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Continued)

                     FOR THE YEAR ENDED DECEMBER 31, 1999


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

            LICENSES

                  Licenses are being amortized over 60 months.

NOTE 2:     INCOME TAXES

            The Company has adopted SFAS No. 109 "Accounting for Income Taxes" which requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

            Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 1999, and accordingly, no deferred tax liabilities have been recognized.

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Continued)

                      FOR THE YEAR ENDED DECEMBER 31, 1999

NOTE 2:     INCOME TAXES (Continued)

            The Company has an estimated net operating loss carryforward of approximately $390,000 at December 31, 1999. No effect has been shown in the financial statements for the net operating loss carryforward as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforward, based upon a 20% estimated tax rate, of $78,000 at December 31, 1999 have been offset by valuation reserves of the same amount.

            The net operating losses begin to expire in the year 2018.

NOTE 3:     RELATED PARTY TRANSACTIONS

            Included in accrued  expenses is  approximately  $245,000 in accrued
            wages  and  related   payroll   taxes  due  to  the   President  and
            Vice-President of the Company under employment agreements.

NOTE 4:     TIME BROKERAGE AGREEMENT

            The Company entered into a Time Brokerage Agreement (the Agreement) with Watts Communications Inc. on June 1, 1999. The Agreement is for 12 months unless terminated earlier. The Agreement gives the Company an irrevocable option to purchase substantially all of the assets of Watts Communications Inc. (the Seller), subject to Federal Communications Commission approval, and grants to the Company the radio air time for four radio stations for the period of the Agreement. In exchange for the purchase option and the air time, the Company will pay the Seller various monthly fees of approximately $10,000 per month.

            Under the Agreement, the Company will operate the four radio stations and have the right to receive payment for any commercial or program time sold during the term of the Agreement.

            The sale of commercial and program time are included in revenues and the monthly fees payable under the Agreement are included in Cost of Revenues in these financial statements.

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Continued)

                       FOR THE YEAR ENDED DECEMBER 31, 1999

NOTE 5:     PROPOSED ACQUISITION

            The Company has agreed to purchase substantially all of the assets of Watts Communication, Inc. (the Seller). The Company currently has a Time Brokerage Agreement with the Seller, under which the Company has operated the Sellers' radio stations since June 1, 1999. This agreement expires on May 31, 2000, (see Note 4 for further details of the Time Brokerage Agreement).

            The Company has agreed to purchase substantially all of the Sellers' assets for approximately $1,625,000. The proposed terms of the purchase are for the Company to pay $150,000 in cash at closing, issue $262,500 worth of Company stock (number of shares to be determined based upon the ask price at date of closing), and to sign a note payable of $1,212,500 with the following terms: 9.5% simple interest, interest only for the first six months, thereafter, monthly payments of $12,667 for 6.5 years with the remaining balance, of approximately $890,790 due at the end of the seventh year. In exchange for the above, the Company will receive substantially all of the assets of the Seller, which generally include the following:

                 o     Studio building and land for 4 radio stations
                 o     Production equipment
                 o     Remote equipment
                 o     Control room equipment
                 o     Office furniture and equipment

            The purchase is contingent upon Federal Communication Commission approval.

NOTE 6:     SUBSEQUENT EVENTS

            In January of 2000, the Company entered into a capital lease for computer and studio equipment. The lease is for 36 months with a monthly lease payment of $1,065. The Company can purchase the equipment for $1 at the end of the lease. Estimated value of the leased equipment at the time the lease was executed was $50,000.

            In January 2000, the Company executed a letter of intent to acquire substantially all of the assets of a Texas corporation (the Seller), which include two radio stations in Texas. The letter of intent calls for the acquisition of substantially all of the assets of the Seller, including the two radio stations, for approximately $750,000 made up of cash, notes, Company stock and/or other consideration.

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Continued)

                     FOR THE YEAR ENDED DECEMBER 31, 1999


NOTE 6:     SUBSEQUENT EVENTS (Continued)

            This   acquisition   is  contingent   upon  Federal   Communications
            Commission approval.

            In April 2000, the Company executed a letter of intent to acquire substantially all of the assets of a Nevada corporation (the Seller), which includes two radio stations. The letter of intent calls for the acquisition of substantially all of the assets of the Seller, including the two radio stations, for approximately
            $3,000,000  made up of  cash,  notes,  Company  stock  and/or  other consideration. This acquisition is contingent upon Federal Communications Commission approval.

NOTE 7:     GOING CONCERN

            The accompanying financial statements have been prepared on a going concern basis, which comtemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $158,077, an accumulated deficit of $476,546 as of December 31, 1999, and a net loss for the year then ended of $405,716. Accordingly its ability to continue as a going concern is dependent on obtaining capital and financing for its planned principal operations. The Company plans to secure financing for its acquisition strategy through the sale of its common stock and issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE 8:     LICENSE AGREEMENT

            On July 31, 1999, the Company entered into a license agreement with Tamark Communications to obtain (4) four exclusive IP Gateways. The Gateways are a combination of the internet and the global telephone networks to provide high speed telecommunications routing. In consideration of 4,300,000 shares of its common stock (with a fair market value of $215,000) and 1% royalty on gross sales generated from the Gateways, the Company has obtained the marketing and distribution rights for the Gateways for specific territories.

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Continued)

                      FOR THE YEAR ENDED DECEMBER 31, 1999


NOTE 9:     COMMITMENTS

            In 1998 the Company has entered into employment  agreements with two
            key  employees.   These  agreements  generally  provide  for  annual
            aggregate salaries of $214,000 for a period of three years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 24, 2000, we elected to change our independent accountant, as filed on Form 8-K on March 31, 2000, from Kingery, Crouse & Hohl, P.A to Sprouse & Winn L.L.P. There have been no disagreements with our accountants on accounting or financial disclosure issues.

                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the Executive Officers and Directors of the Company as of February 29, 2000:

EXECUTIVE OFFICERS

Name                          Age         Positions

Dain L. Schult                 46  Chief Executive Officer, President, Chairman
                                    of the Board
Robert E. Ringle               56  Vice President of Internet Operations,
                                    Director of Sales, Treasurer and Director
Harry H. Hedges                55  Executive Vice President and Chief Operating
                                    Officer

Dain L. Schult. Mr. Schult serves as Chairman, President and Chief Executive Officer of ACE. Mr. Schult is a broadcast veteran of over 32 years in the radio industry. Prior to the formation of ACE, Mr. Schult was president of Radioactivity, Inc., a full-service radio broadcast consulting firm serving over 150 radio stations in various parts of the country. Mr. Schult participated in the turnaround of several stations, created a unique turn-key management service for new station owners, conducted station appraisals and market analysis projects for sellers and buyers, and developed specific music formats for on-air use by client stations. Concurrently, Mr. Schult was Chief Operating Officer for Sunbelt Radio Group, Inc., a radio station group created to acquire and operate radio stations in Texas. Previously, Mr. Schult had held various program manager, operating manager, and on-air personality positions at several radio stations in the Southeast and Southwest, including serving as President and Chief Executive Officer for Equicom, Inc.


Robert E Ringle Mr. Ringle has extensive experience in Internet operations and has held the position of Director of Sales for a regional radio broadcasting network of over 30 stations which included creation of sales training programs, image enhancement and the centralized billing system. He has owned and operated a Detroit-based full-service advertising agency.

Harry H. Hedges As Executive Vice President and Chief Operating Officer for the Company, Mr. Hedges brings with him over 30 years of experience in the radio broadcasting industry. Prior to the formation of the Company, Mr. Hedges was Senior Vice-President/Regional Manager for Equicom, Inc., garnering some of the highest sales goal achievements in the entire group. Additionally he served as an associate consultant with Radioactivity, Inc., and founded Hedges and Associates, a sales and marketing company formed to represent Western and Southwestern clothing and accessories manufacturers to various department stores and western-wear boutiques throughout East and Central Texas. Previously, Mr. Hedges held various general manager, sales and promotion manager, account executive, and news reporter/copy writer positions at several stations in Texas.

BOARD OF DIRECTORS

Name                          Age

Dain L. Schult                46  Chief Executive Officer, President, Chairman
                                    of the Board
Robert E. Ringle              56  Vice President of Internet Operations,
                                    Director of Sales, Treasurer and Director

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to us during the years ended December 31, 1999 and 1998, respectively by the Chief Executive Officer and the Vice President of Internet Operations. No other executive officers received aggregate compensation during our last fiscal year which exceeded, or would exceed on an annualized basis, $100,000. Other annual compensation consists of health insurance premiums paid for by us on behalf of the named officers, and in some cases, the spouse and dependents of the named officers.

                  Executive Compensation and Other Information

Summary of Cash and Certain Other Compensation. The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of our most highly compensated executive officer (determined as of the end of the last fiscal year) (hereafter referred to as the "named executive officers") for the fiscal years ended December 31, 1999 and 1998:

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

        Name and                                                 All Other
   Principal Position        Year     Salary        Bonus         Annual
                                                               Compensation
--------------------------  -------  ----------   ----------   --------------
Dain L. Schult
  Chief Executive
  Officer and President     1999    $  156,250       $     -         $      -
                            1998    $        -       $     -         $      -


Robert E. Ringle
 Vice President of
 Internet Operations and
 Director of Sales          1999     $ 143,750      $     -         $      -
                            1998     $       -      $     -         $      -

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 1999:

                               Beneficial Ownership of Common Stock
                             -----------------------------------------
                              Shares Owned       Percentage of Class
                              ------------       -------------------
       Dain L. Schult             6,300,000            35.2%
       Robert E. Ringle           4,200,000            23.4%
                                -----------            -----

       All directors and
       officers as a
       group (2 persons)        10,500,000             58.6%
                                ==========             =====

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our President, who is also a shareholder, previously advanced $6,140 to us. This advance was unsecured, non-interest bearing and due on demand. As of December 31, 1999, the entire advanced amount has been repaid.

                                   PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

We filed the following Form 8-K's during th fourth quarter of 1999:

Dated 10/08/1999
Dated 12/17/1999

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, Texas.

Date: April 14, 2000          American Communications Enterprises, Inc.

                        By:_____________________________________
                              Dain L. Schult, President, Chief Executive
                              Officer, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the registrant and the capacities indicated.

__/s/Dain L. Schult___President, Chief Executive Officer, Chairman of the Board
 Dain L. Schult       of Directors

_/s/Robert L. Ringle__Vice President of Internet Operations, Director of Sales,
 Robert E. Ringle     Treasurer, Director