Form 10QSB
period 2000-03-31
AMERICAN COMMUNICATIONS ENTERPRISES INC
filed 2000-05-22
CIK 1077183

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549

                                   FORM 10-QSB

 ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                For the quarterly period ended March 31, 2000.

 (    )     Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from _____
      ____________ to ____________ .



                        Commission File Number: 333-72097

                  AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                  -----------------------------------------
              (Exact name of registrant as specified in charter)

          Nevada                                        74-2897368
(State of Incorporation)                            (I.R.S.Employer I.D. No)

                   7103 Pine Bluffs Trail, Austin, TX 78729
                   (Address of Principal Executive Offices)


                                (512) 249-2344
                                --------------
             (Registrant's Telephone Number, Including Area Code)



Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of April 30, 2000.

                            18,192,888 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                  AMERICAN COMMUNICATIONS ENTERPRISES, INC.

                              INDEX TO FORM 10-QSB

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheets as of March 31, 2000 and December 31,               3
           1999.....................................

           Statements of Operations  for the three months ended
           March 31, 2000 and 1999...................                         4
           Statement of Stockholders' Equity (Deficit) for the three months
           ended March 31, 2000......................                         5

           Statements  of Cash Flows for the three months ended
           March 31, 2000 and 1999...................                         6

           Notes to Financial Statements.............                         7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................                        10


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings........................................         13
Item 2.    Changes in Securities....................................         13
Item 3.    Defaults Upon Senior Securities..........................         13
Item 4.    Submission of Matters to a Vote of Securities Holders....         13
Item 5.    Other Information........................................         13
Item 6.    Exhibits and Reports on Form 8-K.........................         13

Signatures

                  AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                     March 31,
                                                       2000        December 31,
                                                    (Unaudited)        1999
                                                   --------------  ------------
    ASSETS

CURRENT ASSETS
Cash                                                     $ 4,671       $ 43,613
Accounts receivable, net of allowance for
doubtful accounts of 29,022 and $25,500, respectively     41,404         70,226
                                                   --------------  ------------
          Total Current Assets                            46,075        113,839
                                                   --------------  ------------
Fixed assets, at cost, net of accumulated
depreciation of $3,400 and $150, respectively             35,115          3,986
Licenses, at cost, net of accumulated amortization
of $28,700 and $18,000, respectively                     186,300        197,000
                                                   --------------  ------------

                                                       $ 267,490       $314,825
                                                   ==============  ============
    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                     $ 22,500       $ 24,147
   Cap. Lease Payable - Current                           11,460              -
   Accrued Expenses                                      257,827        247,769
   Shareholder Advances                                   25,000              -
                                                    ------------   ------------
          Total Current Liabilities                      316,787        271,916

COMMITMENTS AND CONTINGENCIES
   Capital Leases Obligation - Long Term                  20,054              -
                                                    ------------   ------------
         Total Liabilities                               336,841        271,916
                                                    ------------   ------------
STOCKHOLDERS' DEFICIT
   Common stock; authorized 30,000,000 nopar
     common shares;  18,130,888 and 17,917,420
     shares issued and outstanding, respectively         572,822        519,455
   Deficit accumulated during the development stae      (642,173)      (476,546)
                                                   --------------  ------------
          Total Stockholders' Deficit                   (69,351)         42,909
                                                   --------------  ------------
                                                        $267,490       $314,825
                                                   ==============  ============

            SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                  AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                                                From Inception
                                                                On October 29,
                              Three-Months      Three-Months         1998
                                  Ended             Ended           Through
                             March 31, 2000     March 31,1999    March 31, 2000
                             ----------------  ---------------  ---------------
REVENUE

   Revenues                         $126,165           $   -          $ 516,564
   Cost of goods sold                 53,067               -            256,316
                             ----------------  ---------------  ---------------
      Gross Profit                    73,098               -            260,248
                             ----------------  ---------------  ---------------
EXPENSES
  General and administrative         203,738          99,048            779,316
  Sales and marketing                 35,633               -            125,414
                             ----------------  ---------------- ---------------
      Total Expenses                 239,371          99,048            904,730
                             ----------------  ---------------- ---------------
Other Income (Expense)                   646               -              2,309
                             ----------------  ---------------  ---------------
Net loss before provision for
  income taxes                       (165,627)         (99,048)        (642,173)
Provision for income taxes                 -                -                 -
                             ----------------  ---------------  ---------------
NET LOSS                          $(165,627)        $(99,048)        $(642,173)
                             ================  ================ ===============
Weighted Average Loss Per Share
  Basic and Diluted                 $   (0.01)        $  (0.01)
                             ================  ===============
Weighted Average Shares
  Outstanding
  Basic and Diluted                 18,024,000       10,500,000
                             ================  ===============


             SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATION ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                  FOR THE THREE-MONTHS ENDED MARCH 31, 2000
                                (UNAUDITED)
                                                                 Deficit
                                                                 Accumulated
                                                                 During the
                                              Common Stock       Development
                                           Shares       Amount       Stage

Balance, December 31, 1999              17,917,420     $519,455    $(476,546)

  Issuance of common stock for cash        100,000       25,000           -0-
  Issuance of common stock for services
   ($.25/share)                            113,468       28,367           -0-
  Net Loss for the three-months ended
   March 31, 2000                               -0-          -0-    (165,627)
                                        ---------------------------------------
Balance, March 31, 2000                 18,130,888      $572,822   $(642,173)
                                        =======================================



             SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                  AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                           From Inception
                                       Three-Months     Three-Months       On October 29,
                                          Ended           Ended            1998 Through
                                       March 31, 2000    March 31,1999      March 31, 2000
                                       --------------   --------------   ----------------
Cash Flows From Operating Activities
   Net Loss                               $(165,627)        $(99,048)         $(642,173)
   Bad Debt Expense                            3,522               -              29,022
   Depreciation and Amortization              13,950               -              32,100
   (Increase) Decrease in Receivables         25,300               -            (70,426)
   Increase (Decrease) in Payables
     and Accrued expenses                     (1,646)          75,052             264,130
   Accrued Payroll, Taxes                      2,057                -              2,057
   Accrued and Other Liabilities               8,000                -              8,000
   Stock Issued for Services                  28,367                -            107,722
                                       --------------   --------------   ----------------
       Net Cash Used by Operating
Activities                                  (86,077)         (23,996)          (269,568)
                                       --------------   --------------   ----------------

 Cash Flows From Investing Activities

   Purchase of fixed assets                        -                -            (4,136)
                                       --------------   --------------   ----------------

Cash Flows From Financing Activities

   Advances from stockholder                  25,000               -              31,140
   Issuance of common stock                   25,000               -             200,100
   Issuance of debt                                -          50,000              50,000
   Payments of Capital Lease                 (2,865)               -             (2,865)
     obligation                        ---------------  --------------   --------------
       Net Cash Provided by Financing
         Activities                          47,135          50,000             278,375
                                       --------------   --------------   ----------------

Net (Decrease) Increase In Cash             (38,942)          26,004               4,671

Cash at Beginning of Period                   43,613                -                  -
                                       --------------   --------------   ----------------

Cash at End of Period                       $ 4,671         $ 26,004             $ 4,671
                                       ==============   ==============   ================

Supplemental cash flow information:
Cash Paid For:
   Interest                                  $    -           $    -
                                       ==============   ==============
   Income Taxes                              $    -           $    -
                                       ==============   ==============
Non-Cash Transactions:
   Equipment purchased under capital        $ 34,379
      lease                            --------------
   Stock issued for services                $ 28,367
                                       --------------





             SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                  AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 1999
                                (UNAUDITED)

NOTE 1:     BUSINESS ORGANIZATION AND SIGNIFICANT ACCOUNTING POLOCIES

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

            Basis of Presentation

            The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of December 31, 1999 contained in its Form 10KSB.

NOTE 2:     RELATED PARTY TRANSACTIONS

            Included in accrued  expenses is  approximately  $250,000 in accrued
            wages  and  related   payroll   taxes  due  to  the   President  and
            Vice-President of the Company under employment agreements.

            During the Quarter the Company's borrowed from its President $25,000, which is non-interest bearing, unsecured, and due on demand.

NOTE 3:     GOING CONCERN

            The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $270,711, an accumulated deficit of $642,173 as of March 31, 2000, and a net loss for the quarter then ended of $165,627. Accordingly its ability to continue as a going concern is dependent on obtaining capital and financing for its planned principal operations. The Company plans to secure financing for its acquisition strategy through the sale of its common stock and issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE 4:     TIME BROKERAGE AGREEMENT

            The Company entered into a Time Brokerage Agreement (the Agreement) with Watts Communications Inc. on June 1, 1999. The Agreement is for 12 months unless terminated earlier. The Agreement gives the Company an irrevocable option to purchase substantially all of the assets of Watts Communications Inc. (the Seller), subject to Federal Communications Commission approval, and grants to the Company the radio air time for four radio stations for the period of the Agreement. In exchange for the purchase option and the airtime, the Company will pay the Seller various monthly fees of approximately $10,000 per month.

            Under the Agreement, the Company will operate the four radio stations and have the right to receive payment for any commercial or program time sold during the term of the Agreement.

            The sale of commercial and program time are included in revenues and the monthly fees payable under the Agreement are included in Cost of Revenues in these financial statements.

NOTE 5:     COMMITMENTS

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

NOTE 6:     SUBSEQUENT EVENTS

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1999 and the financial statements as of and for the three months ended March 31, 2000 and 1999 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and we intend to provide branded, interactive information and programming as well as merchandise to music enthusiasts worldwide.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2000 we generated revenues of approximately $126,165 through the Time Brokerage Agreement with the Stations. Revenues primarily consisted of commercial or program time sold. We generated no revenues for the quarter ended March 31, 1999, as we hadn't yet commenced operations.

We incurred a net loss of approximately $165,627 for the quarter-ended Ended March 31, 2000 as compared with a net loss of $99,048 for the quarter-ended Ended March 31, 1999. Our operating expenses consist primarily of broadcast operations, sales and marketing and general and administrative expenses. General and administrative expenses increased to $203,738 for the quarter ended March 31, 2000 from $99,048 for the quarter ended March 31, 1999, and principally includes payroll and related taxes; professional fees for consulting, business development, legal and accounting; office supplies expense; travel expense and organizational costs. Broadcast operating expenses of $53,067 for the quarter ended March 31, 2000, and consisted primarily of those expenses incurred in connection with the management of the Stations. Sales and marketing expenses of $35,633 for the quarter ended March 31, 2000, and were incurred in connection with the development of advertising revenues.

The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2000. We expect to expand upon obtaining capital and financing for our planned principle operations.

Liquidity and Capital Resources

Our operating requirements have exceeded our cash flow from operations as we continue to build our business. Operating activities during the quarter ended March 31, 2000 used cash of $86,077. Operating activities were primarily funded through proceeds from the sale of common stock of $25,000 and proceeds from the issuance of debt of $25,000. At March 31, 2000 we had cash and cash equivalents of $4,671.

During April 1999, we began offering subscriptions for the sale of up to 11,000,000 shares of our common stock at $0.05 per share, which was increased to $0.25 in the third quarter of 1999. As of March 31, 2000, cash proceeds of $200,000 were received through the sale of 1,566,667 shares in connection with this offering. An additional 6,064,221 shares of common stock, valued at approximately $373,000, were issued in exchange for services, satisfaction of debt and a license agreement. We need the proceeds of this offering to expand our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that we may need to seek additional financing to fund our proposed acquisition strategy.

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

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

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

          05/22/2000                               /s/  Robert E. Ringle
             Date
                                                        Robert E. Ringle,
                                                   Vice-President, Treasurer