Form 10QSB
period 2000-06-30
AMERICAN COMMUNICATIONS ENTERPRISES INC
filed 2000-09-21
CIK 1077183

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   Washington D. C. 20549

                                   FORM 10-QSB

 ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2000.

 (    ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ____________ .



                        Commission File Number: 333-72097

                         AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         -----------------------------------------
                     (Exact name of registrant as specified in charter)

          Nevada                                              74-2897368
          ------                                              ----------
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

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 15, 2000.

                            18,487,888 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.

                              INDEX TO FORM 10-QSB

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheets as of June 30, 2000 and December 31, 1999........... 3

           Statements  of  Operations  for the three and six months
           ended June 30, 2000 and 1999....................................... 4

           Statement  of  Stockholders'Equity (Deficit) for the six
           months ended June 30, 2000......................................... 5

           Statements  of Cash Flows for the three and six months
           ended June 30, 2000 and 1999....................................... 6

           Notes to Financial Statements...................................... 7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................10

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................14
Item 2.    Changes in Securities..............................................14
Item 3.    Defaults Upon Senior Securities....................................14
Item 4.    Submission of Matters to a Vote of Securities Holders..............14
Item 5.    Other Information..................................................14
Item 6.    Exhibits and Reports on Form 8-K...................................14

Signatures

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                   June 30, 2000   December 31,
                                                    (Unaudited)        1999
                                                   --------------  -------------
    ASSETS

CURRENT ASSETS
   Cash                                                  $ 1,728       $ 43,613
   Accounts receivable, net of allowance for
doubtful accounts of $52,166 and $25,500,
rexpectively                                               3,061         70,226
                                                   --------------  -------------

Total Current Assets                                       4,789        113,839
                                                   --------------  -------------
   Fixed assets, at cost, net of accumulated
depreciation of                                           33,365          3,986
   $5,150 and $150, respectively
   Licenses, at cost, net of accumulated
amortization of $39,400                                  175,600        197,000
   and $18,000, respectively
                                                   --------------  -------------

                                                        $213,754       $314,825
                                                   ==============  =============
    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                     $ 54,153       $ 24,147
   Cap. Lease Payable - Current                           11,460             -
   Accrued Expenses                                      314,417        247,769
   Shareholder Advances                                   25,000             -
                                                   --------------  -------------

          Total Current Liabilities                      405,030        271,916
                                                   --------------  -------------
COMMITMENTS AND CONTINGENCIES
   Capital Leases Obligation - Long Term                  17,054             -
                                                   --------------  -------------

Total Liabilities                                        422,084        271,916
                                                   --------------  -------------

STOCKHOLDERS' DEFICIT
   Common stock; authorized 30,000,000 no par
   common shares; 18,442,888 and 17,917,420
   shares issued and outstanding, respectively           650,822        519,455
   Deficit accumulated during the development stage     (859,152)      (476,546)
                                                   --------------  -------------
          Total Stockholders' Deficit                  (208,330)         42,909
                                                   --------------  -------------

                                                        $213,754       $314,825
                                                   ==============  =============




                    SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                                             From
                                                                                           Inception
                                                                                              On
                                                                                            October
                                  Six-Months    Six-Months    Three-Months   Three-Months   29, 1998
                                    Ended          Ended         Ended         Ended        Through
                                   June 30,      June 30,      June 30,       June 30,      June 30,
                                     2000          1999           2000          1999          2000
                                 -------------  ------------  ------------   -----------   -----------
    REVENUE

       Revenues                    $  252,403    $   49,217    $  126,238     $  49,217     $ 642,802
       Cost of goods sold             100,690        43,480        47,623        43,480       303,939
                                 -------------  ------------  ------------   ------------- ------------
          Gross Profit                151,713         5,737        78,615         5,737       338,863
                                 -------------  ------------  ------------   ------------- ------------
    EXPENSES

       General and administrative     437,742      182,499       237,526         83,451       987,820
       Sales and marketing             70,557             -        34,924             -       160,338
       Provision for bad debts         26,666             -        23,144             -        52,166
                                 -------------  ------------  ------------   -----------   -------------
          Total Expenses              534,965       182,499       295,594        83,451     1,200,324
                                 -------------  ------------  ------------   -----------   -------------
    Other Income (Expense)                646             -             -             -         2,309
                                 -------------  ------------  ------------   -----------   -----------

    Net loss before provision
    for income taxes                (382,606)     (176,762)     (216,979)      (77,714)     (859,152)
    Provision for income taxes             -             -             -             -             -
                                 -------------  ------------  ------------   ------------- ------------
    NET LOSS                     $  (382,606)   $ (176,762)   $ (216,979)    $ (77,714)    $(859,152)
                                 =============  ============  ============   ============= ============
    Weighted Average Loss Per share
    Basic and Diluted                (0.02)     $  (0.02)     $   (0.01)     $   (0.01)
                                 =============  ============  =============  =============
    Weighted Average Shares
    Outstanding
    Basic and Diluted              18,180,000    11,000,000    18,287,000    11,500,000
                                 =============  ============  ============   ===========




                    SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATION ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                      FOR THE SIX-MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)


                                                                            Deficit
                                                                          Accumulated
                                                                           During the
                                                      Common Stock        Development
                                                   Shares       Amount       Stage

Balance, December 31, 1999                         17,917,420   $519,455  $(476,546)

      Issuance of common stock for cash               100,000     25,000        -0-
      Issuance of common stock for services
      ($.25/share)                                    425,468    106,367        -0-
      Net Loss for the six-months ended June
        30, 2000                                          -0-        -0-   (382,606)
                                                 ---------------------------------------

Balance, June 30, 2000                             18,442,888   $650,822  $(859,152)
                                                 =======================================


                    SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                           (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                      From
                                                                                                    Inception On
                                                                                                     October 28,
                                                 Six-Months   Six-Months   Three-Months Three-Months   1998
                                                 Ended        Ended           Ended       Ended      Through
                                                  June 30,     June 30,     June 30,     June 30,    June 30,
                                                    2000         1999        2000         1999         2000
                                                -----------  -----------  ----------   ---------   -----------

Cash Flows From Operating
 Activities

   Net Loss                                     $(382,606)   $ (176,762)  $ (216,979)  $ (77,714)   $ (859,152)
   Bad Debt Expense                                26,666           -         23,144          -         52,166
   Depreciation and Amortization                   26,400           -         12,450          -         44,550
   (Increase) Decrease in Receivables              40,499           -         15,199          -        (55,227)
   Increase (Decrease) in Payables an
accrued expenses                                   96,654       124,878       88,243      49,826       362,430
   Stock Issued for Services                      106,367           -         78,000           -       185,722
                                                 -----------  -----------  ---------- -----------  -----------
     Net Cash Provided (Used) by Operating
Activities                                        (86,020)      (51,884)          57     (27,888)     (269,511)
                                                 -----------  -----------  ----------   ---------   -----------
Cash Flows From Investing Activities
  Purchase of fixed assets                            -             -            -           -          (4,136)
                                                 -----------  -----------  ----------   ---------   -----------
Cash Flows From Financing Activities

   Advances from stockholder                       25,000           -            -           -          31,140
   Issuance of common stock                        25,000        12,500          -        12,500       200,100
   Issuance of debt                                   -          50,000          -           -          50,000
   Payments of Capital Lease obligation            (5,865)          -         (3,000)        -          (5,865)
                                                 -----------  -----------  -----------  ---------  -----------
      Net Cash Provided (Used) by Financing
Activities                                         44,135        62,500       (3,000)     12,500       275,375
                                                 -----------  -----------  ----------   ---------   -----------

Net (Decrease) Increase In Cash                   (41,885)       10,616       (2,943)     15,388         1,728

Cash at Beginning of Period                        43,613           -          4,671      26,004           -
                                                 -----------  -----------  ----------   ---------   -----------

Cash at End of Period                            $  1,728       $10,616    $   1,728    $ 10,616     $   1,728
                                                 ==========   ===========  ==========   ==========  ===========
Supplemental cash flow information:
Cash Paid For:
   Interest                                      $    -         $   -      $     -      $    -
                                                 ==========  ===========   ==========   ==========
   Income Taxes                                  $    -         $   -      $     -      $    -
                                                 ==========  ===========   ==========  ==========
Non-Cash Transactions:
   Equipment purchased under
capital lease                                    $ 34,379
                                                ----------
   Stock issued for services                     $106,367                  $ 78,000
                                                ----------                 ---------






                    SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                  AS OF AND FOR SIX MONTHS ENDED JUNE 30, 2000

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

            Basis of Presentation

            The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of December 31, 1999 contained in its Form 10-KSB.

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from those estimates.

NOTE 2:     RELATED PARTY TRANSACTIONS

            Included in accrued  expenses is  approximately  $300,000 in accrued
            wages  and  related   payroll   taxes  due  to  the   President  and
            Vice-President of the Company under employment agreements.

            During the six months  ended June 30,  2000 the  Company's  borrowed
            from  its  President   $25,000,   which  is  non-interest   bearing,
            unsecured, and due on demand.

NOTE 3:     GOING CONCERN

            The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $400,241 an accumulated deficit of $859,152 as of June 30, 2000, and a net loss for the six months then ended of $382,606. Accordingly its ability to continue as a going concern is dependent on obtaining capital and financing for its planned principal operations. The Company plans to secure financing for its acquisition strategy through the sale of its common stock and issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE 4:     TIME BROKERAGE AGREEMENT

            The Company entered into a Time Brokerage Agreement (the "Agreement") with Watts Communications Inc. on June 1, 1999. The Agreement was initially for 12 months, but was extended through June 30, 2000. At which time the Company was unsuccessful in its attempt to exercise its irrevocable option to purchase substantially all of the assets of Watts Communications Inc. (the "Seller"), subject to Federal Communications Commission approval, which also granted the Company the radio air time for four radio stations for the period of the Agreement.

            On July 3, 2000, the Company was named as a defendant in a lawsuit brought by the Seller, seeking unspecified damages and attorney's fees.

            The Company filed a counterclaim on July 7, 2000, alleging that the Seller breached its agreement to sell the radio stations to the Company. The Company is seeking to require the Seller to perform its obligations to sell the radio stations. The Company is also seeking to be reimbursed for its damages arising from the Sellers breach of contract.

            Management believes that the allegations on which the Seller relies in its claim for damages are false. Management also believes that the Company's claims for breach of contract have merit. Therefore, the Company intends to defend vigorously against the Seller's claim and to pursue its counterclaim vigorously.

            While the outcome of this litigation, as with litigation generally, is inherently uncertain, management believes that the ultimate resolution of this proceeding would not be likely to have a material adverse effect on its business or financial condition.

            In exchange for the purchase option and the airtime, the Company paid the Seller various monthly fees of approximately $10,000 per month.

            Under the Agreement, the Company operated the four radio stations and received the right to receive payment for any commercial or program time sold during the term of the Agreement.

            The sale of commercial and program time are included in revenues and the monthly fees payable under the Agreement are included in Cost of Revenues in these financial statements.

            As a result of the unsuccessful attempt to exercise the purchase option, the Company has recorded $23,144 as a provision for bad debts, in the accompanying statement of operations, for the estimated amount of receivables which the Seller has collected and not remitted to the Company.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1999 and the financial statements as of and for the three and six months ended June 30, 2000 and 1999 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and we intend to provide branded, interactive information and programming as well as merchandise to music enthusiasts worldwide.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

We entered into a Time Brokerage Agreement (the "Agreement") with Watts Communications Inc. on June 1, 1999. The Agreement was initially for 12 months, but was extended through June 30, 2000. At which time we were unsuccessful in our attempt to exercise the irrevocable option to purchase substantially all of the assets of Watts Communications Inc. (the "Seller"), subject to Federal Communications Commission approval, which also granted us the radio air time for four radio stations for the period of the Agreement.

On July 3, 2000, we were named as a defendant in a lawsuit brought by the Seller, seeking unspecified damages and attorney's fees.

We filed a counterclaim on July 7, 2000, alleging that the Seller breached its agreement to sell the radio stations to us. We are seeking to require the Seller to perform its obligations to sell the radio stations. We are also seeking to be reimbursed for damages arising from the Sellers breach of contract.

We believe that the allegations on which the Seller relies in its claim for damages are false. We also believe that the our claims for breach of contract have merit. Therefore, we intend to defend vigorously against the Seller's claim and to pursue our counterclaim vigorously.

While the outcome of this litigation, as with litigation generally, is inherently uncertain, we believe that the ultimate resolution of this proceeding would not be likely to have a material adverse effect on our business or financial condition.

Under the Agreement, we operated the four radio stations and received the right to receive payment for any commercial or program time sold during the term of the Agreement.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2000 and 1999

For the quarter ended June 30, 2000 we generated revenues of approximately $126,238 through the Time Brokerage Agreement with the Stations. Revenues primarily consisted of commercial or program time sold. We generated $49,217 revenues for the quarter ended June 30, 1999, as we had just commenced operations.

We incurred a net loss of approximately $216,979 for the quarter ended June 30, 2000 as compared with a net loss of $77,714 for the quarter ended June 30, 1999. Our operating expenses consist primarily of broadcast operations, sales and marketing and general and administrative expenses. General and administrative expenses increased to $237,526 for the quarter ended June 30, 2000 from $83,451 for the quarter ended June 30, 1999, and principally includes payroll and related taxes; professional fees for consulting, business development, legal and accounting; office supplies expense; travel expense and organizational costs. Broadcast operating expenses increased to $47,623 for the quarter ended June 30, 2000 from $43,480 for the quarter ended June 30, 1999, and consisted primarily of those expenses incurred in connection with the management of the Stations. Sales and marketing expenses were $34,924 for the quarter ended June 30, 2000, and were incurred in connection with the development of advertising revenues. Also as a result of an unsuccessful attempt to exercise the purchase option related to the Time Brokerage Agreement, we recorded $23,144 as a provision for bad debts for the estimated amount of receivables which the Seller has collected and not remitted to us.

The results of operations for the quarter ended June 30, 2000 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2000. We expect to expand upon obtaining capital and financing for our planned principle operations.

Six Months Ended June 30, 2000 and 1999

For the six-months ended June 30, 2000 we generated revenues of approximately $252,403 through the Time Brokerage Agreement with the Stations. Revenues primarily consisted of commercial or program time sold. We generated $49,217 revenues for the six-months ended June 30, 1999, as we had just commenced operations.

We incurred a net loss of approximately $382,606 for the six-months-ended June 30, 2000 as compared with a net loss of $176,762 for the six-months-ended June 30, 1999. Our operating expenses consist primarily of broadcast operations, sales and marketing and general and administrative expenses. General and administrative expenses increased to $437,742 for the six-months ended June 30, 2000 from $182,499 for the six-months ended June 30, 1999, and principally includes payroll and related taxes; professional fees for consulting, business development, legal and accounting; office supplies expense; travel expense and organizational costs. Broadcast operating expenses increased to $100,690 for the six months ended June 30, 2000 from $43,480 for the six months ended June 30,

1999, and consisted primarily of those expenses incurred in connection with the management of the Stations. Sales and marketing expenses were $70,557 for the six-months ended June 30, 2000, and were incurred in connection with the development of advertising revenues. Also as a result of an unsuccessful attempt to exercise the purchase option related to the Time Brokerage Agreement, we recorded $23,144 as a provision for bad debts for the estimated amount of receivables which the Seller has collected and not remitted to us.

The results of operations for the six-months ended June 30, 2000 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2000. We expect to expand upon obtaining capital and financing for our planned principle operations.

Liquidity and Capital Resources

Our operating requirements have exceeded our cash flow from operations as we continue to build our business. Operating activities during the six-months ended June 30, 2000 used cash of $86,020. Operating activities were primarily funded through proceeds from the sale of common stock of $25,000 and proceeds from the issuance of debt of $25,000 and the use of approximately $40,000 of cash on hand at December 31, 1999. At June 30, 2000 we had cash and cash equivalents of approximately $1,728.

During April 1999, we began offering subscriptions for the sale of up to 11,000,000 shares of our common stock at $0.05 per share, which was increased to $0.25 in the third quarter of 1999. As of June 30, 2000, cash proceeds of approximately $200,000 were received through the sale of 1,566,667 shares in connection with this offering. An additional 6,376,221 shares of common stock, valued at approximately $451,000, were issued in exchange for services, satisfaction of debt and a license agreement. We need the proceeds of this offering to expand our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that we may need to seek additional financing to fund our proposed acquisition strategy.

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

--------------------------------------------------------------------------------

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

      On July 3, 2000, the Company was named as a defendant in a lawsuit titled Cause No. 00-07-370; Watts Communications, Inc. vs. American Communications Enterprises, Inc., which is currently pending in the 35th Judicial District Court in Brown County, Texas. The plaintiff in this action is Watts Communications, Inc. The action arises out of a contract between the Company and the plaintiff to purchase radio stations located in Brownwood and Coleman, Texas. The plaintiff seeks unspecified damages and its attorney's fees.

      The Company filed a counterclaim on July 7, 2000, alleging that the plaintiff breached its agreement to sell the radio stations to the Company. The Company is seeking to require the plaintiff to perform its obligations to sell the radio stations. The Company is also seeking to be reimbursed for its damages arising from the plaintiff's breach of contract.

      Management believes that the allegations on which the plaintiff relies in its claim for damages are false. Management also believes that the Company's claims for breach of contract have merit. Therefore, the Company intends to defend vigorously against the plaintiff's claim and to pursue its counterclaim vigorously.

      While the outcome of this litigation, as with litigation generally, is inherently uncertain, management believes that the ultimate resolution of this proceeding would not be likely to have a material adverse effect on our business or financial condition.

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

          09/21/2000                                  /s/  Robert E.Ringle
---------------------------                           --------------------
         Date                                          Robert E. Ringle,
                                                     Vice-President, Treasurer