Form 10QSB
period 2000-09-30
AMERICAN COMMUNICATIONS ENTERPRISES INC
filed 2000-11-14
CIK 1077183

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                   Washington D. C. 20549

                                   FORM 10-QSB

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                     For the quarterly period ended September 30, 2000.

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

                     355 Interstate Blvd., Sarasota FL 34240

                    (Address of Principal Executive Offices)

                                   (941) 923-1949
                                   --------------
                    (Registrant's Telephone Number, Including Area Code)



Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of November 5, 2000.

                            24,487,532 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.

                              INDEX TO FORM 10-QSB

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheets as of September 30, 2000 and December 31,
           1999................................................................3

           Statements  of  Operations  for the  three  and nine  months  ended
           September 30, 2000 and 1999.........................................4

           Statement of Stockholders' Equity (Deficit) for the nine months ended September 30, 2000............................................5

           Statements of Cash Flows for the three and nine months ended
           September 30, 2000 and 1999.........................................6

           Notes to Financial Statements.......................................7

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

Signatures

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                     September
                                                     30, 2000      December 31,
                                                    (Unaudited)        1999
                                                   --------------  -------------
    ASSETS

CURRENT ASSETS
   Cash                                              $     3,808    $    43,613
   Accounts receivable, net of allowance for
     doubtful accounts of $40,285 and
     $25,500, respectively                                     -         70,226
                                                   --------------  -------------

Total Current Assets                                       3,808        113,839
                                                   --------------  -------------

   Fixed assets, at cost, net of accumulated
     depreciation of $5,150 and $150, respectively             -          3,986

   Licenses, at cost, net of accumulated
     amortization of  $39,400
     and $18,000, respectively                                 -        197,000
                                                   --------------  -------------
                                                     $     3,808   $    314,825
                                                   ==============  =============
    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                  $    71,720   $     24,147
   Capital Lease Payable - Current                        11,460              -
   Accrued Expenses                                      379,007        247,769
   Shareholder Advances                                   73,000              -
                                                   --------------  -------------
          Total Current Liabilities                      535,187        271,916
                                                   --------------  -------------
   Capital Lease Payable - Long Term                      17,054              -
                                                   --------------  -------------
Total Liabilities                                        552,241        271,916
                                                   --------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock; authorized 30,000,000 no par
   common shares; 18,487,532 and 17,917,420
   shares issued and outstanding, respectively           661,983        519,455
   Deficit accumulated during the development stage   (1,210,416)      (476,546)
                                                   --------------  -------------
          Total Stockholders' Deficit                   (548,433)        42,909
                                                   --------------  -------------
                                                     $    3,808     $   314,825
                                                   ==============  =============


                    SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         From
                                                                                      Inception On
                                                                           Three        October
                             Nine-Months    Nine-Months    Three-Months    Months       29, 1998
                                Ended          Ended          Ended        Ended        Through
                              September      September      September    September     September
                               30, 2000      30, 1999       30, 2000      30,1999       30, 2000
                             -------------  ------------   ------------  -----------  ------------

REVENUE

   Revenues                    $  252,403    $  203,715    $         -   $ 154,498     $  642,802
   Cost of goods sold             100,690       190,140              -     146,660        303,939
                             -------------  ------------   ------------  ------------  ------------
      Gross Profit                151,713        13,575              -       7,838        338,863
                             -------------  ------------   ------------  ------------  ------------

EXPENSES

   General and administrative     591,922       269,032        154,180      86,533      1,167,500
   Sales and marketing             70,557             -              -           -        160,338
   Provision for bad debts         14,785             -        (11,881)          -         14,785
                             -------------  ------------   ------------  -----------  ------------
      Total Expenses              677,264       269,032        142,299      86,533      1,342,623
                             -------------  ------------   ------------  -----------  ------------

Other Income (Expense)
   Other income                      646              -              -             -        2,309
   Loss on abandoned assets      (33,365)             -        (33,365)            -      (33,365)
   Impairment of intangibles    (175,600)             -       (175,600)            -     (175,600)
                             -------------  ------------   ------------  -----------  ------------

Net loss before provision
for income taxes                (733,870)      (255,457)      (351,264)     (78,695)   (1,210,416)
Provision for income taxes             -              -              -            -             -
                             -------------  ------------   ------------  ------------ ------------
NET LOSS                     $  (733,870)    $ (255,457)   $ (351,264)    $ (78,695)  $(1,210,416)
                             =============  ============   ============  ============ ============

Weighted Average Loss Per
  Share Basic and Diluted    $     (0.04)    $   (0.02)    $    (0.02)    $   (0.00)
                             =============  ============   ============  ===========
Weighted Average Shares
  Outstanding Basic
  and Diluted                 18,202,476     14,250,000     18,465,210   16,675,000
                             =============  ============   ============  ===========





                    SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATION ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                   FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)


                                                                            Deficit
                                                                          Accumulated
                                                                           During the
                                                      Common Stock        Development
                                                   Shares       Amount       Stage
                                                  --------     --------   ------------

Balance, December 31, 1999                         17,917,420   $519,455     $(476,546)

      Issuance of common stock for cash               100,000     25,000           -0-
      Issuance of common stock for services
      ($.25/share)                                    470,112    117,528           -0-
      Net Loss for the nine-months ended
      September 30, 2000                                  -0-        -0-      (733,870)
                                                 ------------- ----------- ---------------

Balance, September 30, 2000                        18,487,532   $661,983   $(1,210,416)
                                                 ============= =========== ===============



                    SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                                       From
                                                                                                     Inception
                                                  Nine-          Nine        Three         Three     On October
                                                  Months        Months       Month         Month      29, 1998
                                                  Ended         Ended        Ended         Ended      Through
                                                  September   September     September    September   September
                                                  30, 2000     30, 1999      30, 2000     30, 1999    30, 2000
                                                  ----------  -----------  -----------  ----------  ------------


             Cash Flows From Operating Activities
                Net Loss                          $(733,870)  $ (255,457)  $ (351,264)  $  (78,695) $(1,210,416)
                Bad Debt Expense                     14,785           -       (11,881)           -       40,285
                Depreciation and Amortization        26,400           -             -            -       44,550
                Impairment of Assets                175,600           -       175,600            -      175,600
                Loss on abandon assets               33,365           -        33,365            -       33,365
                Stock Issued for Services           117,528           -        11,161            -      196,883
                (Increase) Decrease in Receivables   55,441           -        14,942            -      (40,285)
                Increase (Decrease) in Payables
                  and accrued expenses              178,811      189,673       82,157       64,795      444,587
                                                  ----------- -----------   -----------  -----------  ----------
                    Net Cash Provided (Used) by
                      Operating Activities         (131,940)     (65,784)     (45,920)     (13,900)    (315,431)
                                                  ----------  -----------  -----------   -----------  ------------

              Cash Flows From Investing
               Activities Purchase of
               fixed assets                               -            -            -            -       (4,136)
                                                  ----------  -----------  -----------   -----------  ------------

             Cash Flows From Financing Activities

                Advances from stockholder            73,000       50,000       48,000           -        79,140
                Issuance of common stock             25,000       25,000            -      12,500       200,100
                Issuance of debt                          -            -            -           -        50,000
                Payments of Capital Lease
                 obligation                          (5,865)           -            -           -        (5,865)
                                                  ----------  -----------  ------------  ------------  ------------
                  Net Cash Provided (Used) by
                    Financing Activities             92,135       75,000       48,000      12,500       323,375
                                                  ----------  -----------  -----------   ------------  ------------
            Net (Decrease) Increase In Cash         (39,805)       9,216        2,080      (1,400)        3,808

            Cash at Beginning of Period              43,613            -        1,728       10,616            -
                                                  ----------  -----------  -----------   ------------  ------------

            Cash at End of Period                  $  3,808     $   9,216   $   3,808     $  9,216      $ 3,808
                                                  ===========  ==========   ===========   ============  ============

            Supplemental cash flow information:
            Cash Paid For:
             Interest                              $      -     $       -   $       -     $      -
                                                  ===========  ==========   ===========   ===========
             Income Taxes                          $      -     $       -   $       -     $      -
                                                  ===========  ===========  ===========   ===========
            Non-Cash Transactions:
             Equipment purchased under
              capital lease                        $ 34,379
                                                  -----------
             Stock issued for services             $117,528                 $ 11,161
                                                  -----------               -----------



                    SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO THE FINANCIAL STATEMENTS
                 AS OF AND FOR NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   (Unaudited)

NOTE 1:     BUSINESS ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

            American Communications Enterprises, Inc. (the "Company") was incorporated under the laws of the state of Nevada on October 29, 1998. The Company is considered to be in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Company is currently in the process of creating strategic relationships and acquiring complementary operating companies within the global communications industry that have proven management and state-of-the-art technologies. Through October 12, 2000 the Company sought to purchase and operate radio stations throughout the United States. The planned principal operations of the Company have not commenced, therefore accounting policies and procedures have not yet been established.

            On October 12, 2000, Tampa Bay Financial, Inc., a Florida corporation ("TBF"), entered into an agreement (the "Agreement") with the Company and certain of its shareholders. The Agreement obliges TBF or persons affiliated with TBF to acquire 17,450,000 shares (71.3%) of the Company's outstanding common stock, thereby acquiring control of the Company. Pursuant to the Agreement, TBF agreed to acquire such stock over a period of three weeks. The selling stockholders in the transaction were the Company's directors, Dain L. Schult and Robert E. Ringle, as well as
            John W.  Saunders,  a  consultant  to the Registrant.

            Under the Agreement, TBF's designees paid aggregate consideration of $500,000.

            In connection with the transaction, Messrs. Schult and Ringle resigned from any and all positions with the Company, including their positions as officers and directors. Two designees of TBF, Carl Smith and Matthew Veal, were appointed to the board. In addition, Mr. Smith was elected to serve as Chairman and Chief
            Executive Officer, and Mr. Veal was elected to serve as Chief Financial Officer.

            On October 12, 2000, the Board of Directors of the Company and a majority of its shareholders agreed to amend its Articles of Incorporation to increase its authorized capital stock to 500 million shares of common stock. At that time, the Board of Directors also approved a stock dividend of three shares for each share of common stock outstanding as of the record date of October 30, 2000. Subsequently, on October 20, 2000, the Board of Directors modified the record date for payment of the stock dividend to November 6, 2000. The Company anticipates payment of the dividend on approximately November 16, 2000.

            Basis of Presentation

            The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of December 31, 1999 contained in its Form 10-KSB.

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

NOTE 2:     RELATED PARTY TRANSACTIONS

            Included in accrued  expenses is  approximately  $379,000 in accrued
            wages  and  related   payroll   taxes  due  to  the   President  and
            Vice-President of the Company under employment agreements.

            During the nine months ended September 30, 2000 the Company borrowed $73,000 from its former President, which is non-interest bearing, unsecured, and due on demand.

NOTE 3:     GOING CONCERN

            The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $531,379 an accumulated deficit of $1,210,416 as of September 30, 2000, and a net loss for the nine months then ended of $733,870. Accordingly its ability to continue as a going concern is dependent on obtaining capital and financing for its planned principal operations. The Company plans to secure financing for its acquisition strategy through the sale of its common stock and issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

            On October 6, 2000, the Company and the Seller entered into a settlement agreement, pursuant to which each party agreed to dismiss all of its claims in the litigation, and the parties executed mutual general releases. Therefore, the litigation has been concluded, and each party has released the other from any existing claims.

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

            As a result of the unsuccessful attempt to exercise the purchase option, the Company has recorded $14,785 as a provision for bad debts, in the accompanying statement of operations, for the estimated amount of receivables which the Seller has collected and not remitted to the Company.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1999 and the financial statements as of and for the three and nine months ended September 30, 2000 and 1999 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and we are currently in the process of creating strategic relationships and acquiring complementary operating companies within the global communications industry that have proven management and state-of-the-art technologies. Through October 12, 2000 we sought to purchase and operate radio stations throughout the United States.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

Recent Developments

On October 12, 2000, Tampa Bay Financial, Inc., a Florida corporation ("TBF"), entered into an agreement (the "Agreement") with the Company and certain of its shareholders. The Agreement obliges TBF or persons affiliated with TBF to acquire 17,450,000 shares (71.3%) of the Company's outstanding common stock, thereby acquiring control of the Registrant. Pursuant to the Agreement, TBF agreed to acquire such stock over a period of three weeks. The selling stockholders in the transaction were the Company's directors, Dain L. Schult and Robert E. Ringle, as well as John W. Saunders, a consultant to the Company.

Under the Agreement, TBF's designees paid aggregate consideration of $500,000 over the course of the three-week purchase period.

In connection with the transaction, Messrs. Schult and Ringle resigned from any and all positions with the Company, including their positions as officers and directors. Two designees of TBF, Carl Smith and Matthew Veal, were appointed to the board. In addition, Mr. Smith was elected to serve as Chairman and Chief Executive Officer, and Mr. Veal was elected to serve as Chief Financial Officer.

On October 12, 2000, the Board of Directors of the Company and a majority of its shareholders agreed to amend its Articles of Incorporation to increase its authorized capital stock to 500 million shares of common stock. At that time, the Board of Directors also approved a stock dividend of three shares for each share of common stock outstanding as of the record date of October 30, 2000. Subsequently, on October 20, 2000, the Board of Directors modified the record date for payment of the stock dividend to November 6, 2000. The Company anticipates payment of the dividend on approximately November 16, 2000.

Prior Activities

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

On October 6, 2000, the Company and the Seller entered into a settlement agreement, pursuant to which each party agreed to dismiss all of its claims in the litigation, and the parties executed mutual general releases. Therefore, the litigation has been concluded, and each party has released the other from any existing claims.

Under the Agreement, we operated the four radio stations and received the right to receive payment for any commercial or program time sold during the term of the Agreement.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2000 and 1999

For the quarter ended September 30, 2000 we did not generate any revenues compared to $154,498 for the quarter ended September 30, 1999 as we were unsuccessful in our attempt to exercise the irrevocable option to purchase substantially all of the assets of Watts Communications Inc.

We incurred a net loss of approximately $351,264 for the quarter ended September 30, 2000 as compared with a net loss of $78,695 for the quarter ended September 30, 1999. Our operating expenses consist primarily of general and administrative expenses. General and administrative expenses increased to $154,180 for the quarter ended September 30, 2000 from $86,533 for the quarter ended September 30, 1999, and principally includes payroll and related taxes; professional fees for consulting, business development, legal and accounting; office supplies expense; travel expense and organizational costs. Also as a result of an unsuccessful attempt to exercise the purchase option related to the Time Brokerage Agreement, we recorded an impairment loss of $175,600 related to a license agreement we had purchased to develop our business plan. In addition, we recorded a loss on abandoned assets of $33,365.

The results of operations for the quarter ended September 30, 2000 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2000. We expect to expand upon obtaining capital and financing for our planned principle operations.

Nine Months Ended September 30, 2000 and 1999

For the nine-months ended September 30, 2000 we generated revenues of approximately $252,403 through the Time Brokerage Agreement with the Stations. Revenues primarily consisted of commercial or program time sold. We generated $203,715 revenues for the nine-months ended September 30, 1999, as we had just commenced operations.

We incurred a net loss of approximately $733,870 for the nine-months-ended September 30, 2000 as compared with a net loss of $255,457 for the nine-months-ended September 30, 1999. Our operating expenses consist primarily of broadcast operations, sales and marketing and general and administrative expenses. General and administrative expenses increased to $591,922 for the nine-months ended September 30, 2000 from $269,032 for the nine-months ended September 30, 1999, and principally includes payroll and related taxes; professional fees for consulting, business development, legal and accounting; office supplies expense; travel expense and organizational costs. Broadcast operating expenses and sales and marketing expenses decreased to $171,247 for the nine months ended September 30, 2000 from $190,140 for the nine months ended September 30, 1999, and consisted primarily of those expenses incurred in connection with the management and development of advertising revenues for the Stations. Also as a result of an unsuccessful attempt to exercise the purchase option related to the Time Brokerage Agreement, we recorded $14,785 as a provision for bad debts for the estimated amount of receivables which the Seller has collected and not remitted to us. Additionally, we recorded an impairment loss of $175,600 related to a license agreement we had purchased to develop our business plan. In addition, we recorded a loss on abandoned assets of $33,365.

The results of operations for the nine-months ended September 30, 2000 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2000. We expect to expand upon obtaining capital and financing for our planned principal operations.

Liquidity and Capital Resources

Our operating requirements have exceeded our cash flow from operations as we continue to build our business. Operating activities during the nine-months ended September 30, 2000 used cash of $131,940. Operating activities were primarily funded through proceeds from the sale of common stock of $25,000 and proceeds from the issuance of debt of $73,000 and the use of approximately $40,000 of cash on hand at December 31, 1999. At September 30, 2000 we had cash and cash equivalents of approximately $3,808.

During April 1999, we began offering subscriptions for the sale of up to 11,000,000 shares of our common stock at $0.05 per share, which was increased to $0.25 in the third quarter of 1999. As of September 30, 2000, cash proceeds of approximately $200,000 were received through the sale of 1,566,667 shares in connection with this offering. An additional 6,420,865 shares of common stock, valued at approximately $462,000, were issued in exchange for services, satisfaction of debt and a license agreement.

We will require the proceeds of this and subsequent offerings to expand our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that we may need to seek additional financing to fund our proposed acquisition strategy.

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

--------------------------------------------------------------------------------

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

      On July 3, 2000, the Company was named as a defendant in a lawsuit titled Cause No.00-07-370; Watts Communications, Inc. vs. American Communications Enterprises, Inc., which is currently pending in the 35th Judicial District Court in Brown County, Texas. The plaintiff in this action is Watts Communications, Inc. The action arises out of a contract between the Company and the plaintiff to purchase radio stations located in Brownwood and Coleman, Texas. The plaintiff seeks unspecified damages and its attorney's fees.

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

On October 6, 2000, the Company and the plaintiff entered into a settlement agreement, pursuant to which each party agreed to dismiss all of its claims in the litigation, and the parties executed mutual general releases. Therefore, the litigation has been concluded, and each party has released the other from any existing claims. ACE is involved in litigation from time to time in the ordinary course of its business. In management's opinion, the outcome of all pending legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company.

Item 2. Changes in Securities

      NONE

Item 3. Defaults Upon Senior Securities

      NONE

Item 4. Submission of Matters to a Vote of Securities Holders

      On October 12, 2000, shareholders holding 18,450,000 shares, which constituted more than a majority of the Company's outstanding common stock, took action by written consent without a meeting to approve an amendment to the Company's Articles of Incorporation to increase its authorized capital stock to 500 million shares of common stock.

Item 5. Other Information

      NONE

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

        3(i).1  Amendment to Articles of Incorporation filed October 24, 2000.

        10.1    Amendment to Agreement between the Registrant and Dain
                L.Schult.

        10.2    Amendment to Agreement between the Registrant and Robert
                E. Ringle.


      (b) Form 8-K, dated October 12, 2000; Items 1 - change in control and Item 5 - amended capitalization and three for one stock dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          November 14, 2000                         /s/  Carl Smith
--------------------------------                   --------------------
             Date                                  Carl Smith,
                                                   Chief Executive Officer