Form 10KSB
period 2000-12-31
AMERICAN COMMUNICATIONS ENTERPRISES INC
filed 2001-04-16
CIK 1077183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                      For the Year Ended December 31, 2000

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

                    355 Interstate Blvd., Sarasota, FL 34240
                    ----------------------------------------
                     Address of Principal Executive Offices:

                                 (941) 923-1949
                                 --------------
               Registrant's telephone number, including area code:

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for the most recent fiscal year were $252,403.

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 31, 2000 was $2,738,404. Shares of common stock held by each officer and director and by each person who owns more that 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of March 31, 2001.

                            97,950,128 Common Shares

                   Documents Incorporated By Reference - NONE

                 Transitional small business disclosure format. _ Yes   X No

                                     PART I

Forward-Looking Statements.

Any matters discussed or incorporated by reference in this Form 10-K that are not historical facts are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Any expressions that indicate future events and trends are forward-looking statements and are subject to risks and uncertainties that could cause actual results to differ materially from historical results, results American Communications Enterprises anticipates or results expressed or implied by such forward-looking statements. Our future performance and financial results could differ materially from those reflected in this report due to general financial, economic, regulatory and political conditions or additional factors unknown to us at this time, as well as specific risks and uncertainties such as those set forth in documents filed by us with the SEC.

ITEM 1.  BUSINESS

General

American Communications Enterprises, Inc. ("ACEN"), was incorporated in Nevada in 1998 and is based in Sarasota, Florida. We commenced our Initial Public Offering effective August 24, 1999, and our common stock is listed on the NASDAQ Bulletin Board (OTCBB) under the symbol "ACEN."

In connection with our Initial Public Offering we registered 11,000,000 shares of common stock at $0.05 per share. We sold the shares ourselves and have not used an underwriter or paid any commissions. We sold the shares using our best efforts, and there was no minimum amount of shares we were required to sell. We ended our offering June 30, 2000, having sold 1,566,667 shares (6,266,668 after giving effect to a four for one split effected by a dividend in January 2001).

Our original purpose was to acquire, consolidate and operate non-rated market radio stations in Texas and other geographic regions of the United States. We intended to develop related "state-of-the-industry" Internet services to network our planned regional clusters of radio stations in such markets. We believed that this cross-marketing strategy would allow us to offer greater advertising capabilities to potential advertisers, and therefore avail itself of possibly greater revenue opportunities than available to radio stations on a "stand alone" basis or other consolidators who do not follow such strategy.

We identified KXYL AM and FM, Brownwood, Texas and KSTA AM and FM, Coleman, Texas as ideal acquisitions within our desired market size. As a part of our due diligence examination, as to whether or not we should pursue the acquisition of these stations, we entered into a Time Brokerage Agreement with the aforementioned radio stations, commencing June 1, 1999, whereby we managed the operations of these stations for a period of thirteen months. Under this cancelable agreement, we collected all revenues from operations and were responsible for the payment of all expenses including certain monthly debt obligations. However, we were unable to raise the capital necessary to acquire these stations and began to pursue different opportunities.

In November 2000, after a change in control of the Company, the new management team reevaluated the Company's strategic plan. Management concluded that shareholder value could be augmented by broadening the Company's focus from the radio industry to the broader telecommunications industry. In the course of its review of available telecommunications activities, management has concluded that it should focus on opportunities relating to the utilization of voice over Internet protocol technology in the international long distance telephone market. Since November 2000, therefore, our principal business has become
International Long Distance communication services. We intend to use leading-edge technology known as Voice Over Internet Protocol ("VOIP") that permits high speed, large volume, transmission services.

The "ACE Network," which we are designing, will consist of a U.S. presence of international gateways located in Tampa, Florida. The gateways will be leased from IP Access under a lease agreement, but we have not entered into a final lease configuration.

Industry Background.
-------------------

During the past decade, the international telecommunications industry has undergone drastic change. Legislation, both domestically and internationally, has combined with international agreements to enhance competition and to open international markets to competition and foreign ownership. During the same time frame, technology has revolutionized the choices available for transmission of voice and data from point to point. These technological changes have contributed to a downward trend in pricing to the end-user of the service, regardless of the technological means used to transmit the call or data. Despite this downward pressure on prices, however, increased availability has resulted in growth in the overall telecommunications market.

The Company believes that a market opportunity exists in the use of VOIP in the international long distance market. This opportunity stems from the availability of the technology to transmit voice and data over a network, including the world's largest network - the Internet.

Traditional telephony relied upon a continuous cable connection from the caller to the recipient. It required mechanical or electronic switches to create the dedicated line between caller and recipient. The advent of the Internet and the technology to translate human speech into digital form permits the transmission of voice information over the Internet, rather than over a dedicated line. The speaker's words are digitized, broken into small "packets," and transmitted by the fastest available path over the Internet to the destination. At that point, the "packets" are reassembled and translated into sound, heard by the recipient.

Internet Telephony began with the introduction of software that allowed a PC user to send a voice communication over the Internet using a microphone connected to his or her computer. Initial sound quality was poor, and the service required that both parties to the conversation use computers, not telephones. In the mid 1990s, the introduction of the gateway gave anyone with a telephone the capacity to complete calls on the Internet. A gateway is a piece of equipment that receives the call, usually through a local carrier. The gateway converts the voice input to a digital format, then routes it to its destination over the Internet. A gateway in the receiving location performs the reverse process, converting the digital data from the Internet to a voice format. This in turn is transmitted through local telephone providers to the ultimate destination.

The volume of calls made through VOIP has been limited to date, largely because of poor sound quality of the calls. Technological developments, however, have improved, and are expected to continue to improve, the quality of Internet telephony. The Company believes that increased use of this technology will further enhance competition in the telephone industry, resulting in price reductions to consumers. It is the Company's desire to be in the forefront of the promotion of this technology to the international long distance market.

Principal Products and Services.

ACEN currently is in the process of designing and constructing international telecommunications operations with an initial focus in Taiwan and in Mexico. We believe that as technology advances, a comprehensive range of both consumer and business communications and information services will be provided over networks utilizing VOIP technology. VOIP carries voice and data over the internet. With a large enough traffic base, the cost of acquiring VOIP equipment should become more cost effective. These services will include traditional VOIP, video, data and facsimile transmission, as well as virtual private networks. We believe this shift to VOIP has begun, and over time should accelerate, for the following reasons:

o Cost. VOIP technology generally results in lower average costs for telephone calls than traditional switch-based networks. (Source:
            Economist, March 27, 2001).

o Flexibility. VOIP technology is based on an open protocol (a nonproprietary, published standard) that allows for market driven development of new uses and applications for VOIP networks. In international markets, this is based upon proprietary protocols for a "Public Switched Telephone Network" ("PSTN"), which are governed and maintained by international standards bodies that are generally controlled by government affiliated entities.

o Improving Technologies. ACEN believes that VOIP's open protocol will allow technological advances that will lead to achieving seamless interconnection in International Markets. A seamless interconnection will allow customers to use ACEN's VOIP-based services, including VOIP and facsimile, without modifying existing telephone and facsimile equipment or existing dialing procedures; there will be no need to dial access codes or follow other present procedures.

o Standardized Interface. Web browsers (developed for the Internet and usable with many VOIP networks) can provide a standardized interface to data and applications on a VOIP network and thus make it easier for end users to access and use these resources.

While VOIP technology does not offer the same quality as traditional networks, especially for voice transmissions, we believe the market is more accepting of VOIP today. We are developing the technology to allow seamless interconnection of the network we are presently building, to be known as the "ACE Network." We intend to provide a comprehensive range of telecommunication services over the ACE Network, including private line, virtual private networks, video, data, VOIP and facsimile transmission services.

Distribution Methods.
--------------------

In January 2001, we signed a Letter Of Intent to acquire a start-up marketer of VOIP technology. While we are still in the due diligence stage of evaluating this acquisition, we are pursuing business arrangements using VOIP technology with other potential customers.

In December 2000, we entered into a Letter Of Intent to acquire Swift Telecom, Inc., an operator of a significant data network with network facilities throughout the world, which we intended to convert to VOIP and offer services worldwide. On January 31, 2001, Swift terminated that letter of intent, because of disagreements regarding the use of the collateral needed to finance the acquisition.

Suppliers.
---------

The most crucial resource we will need is VOIP equipment manufactured by IP Access of Tampa, Florida. Our relationship with IP Access is new, but we believe satisfactory. In the event the relationship develops difficulties, we would have to find a new supplier. Although other suppliers exist, we believe it may be several months before those suppliers will have equipment meeting our specifications at IP Access's prices.

Marketing.
---------

Since 1998, the global trend towards more liberalized telecommunications markets has accelerated in an unprecedented fashion. In addition ACEN will focus its strategies on:

North America. Long the leader, it is the world's international telecommunications hub. Twenty-five (25) billion outbound minutes, one-third of all global international public switched traffic, originate from this region. Assuming we raise the capital, ACEN is positioned to compete in this region's market. While the World Trade Organization (WTO) Agreement will result in the further opening of the global telecommunications market in the new millennium, ACEN intends to maintain its focus on the Far East, Latin America and the Caribbean. This focus is due to the experience of management in these regions. ACEN's management will focus on originating U.S. telecommunications traffic to Latin America, while also bringing this traffic from these countries into the U.S.

Latin America and the Caribbean. This region's economic promise, combined with recent efforts by several nations to allow competition into their telecommunications industries, makes it a significant target market. The examples of Chile and Mexico, the region's deregulation leaders, are stimulating others to accelerate their efforts to open their telecommunications industries. Colombia, El Salvador and Guatemala are the most recent countries to allow competition in international VOIP services. Argentina, Bolivia, Brazil, Peru and Venezuela have committed to allow competition for their international services over the next few years, with others likely to follow their lead. This region now generates some five (5) billion minutes of outbound traffic annually. ACEN intends to have contractual relationships allowing extensive origination and termination of traffic into Mexico.

ACEN's sales plan is to utilize alternative distribution channels and thus focus on other carriers, larger customers or larger groups of customers. Through alternative distribution channels, ACEN believes that it will be able to more rapidly access markets and increase revenue producing traffic with which it can then begin to build a network. ACEN intends to hire a direct sales force to market its products and services directly to large communications-intensive national and international business accounts. These accounts would typically be connected directly to the ACE Network using unswitched, dedicated facilities.

As part of its distribution strategy, ACEN has identified several additional potential distribution channels. These include agents and resellers, also known as wholesalers or aggregators. Agents are independent organizations that would sell ACEN products and services to end-users in exchange for revenue based commissions. ACEN intends to identify agents that generally would be focused on specific market segments, such as Fortune 1000 corporations with operations in different countries. Sales through this alternative distribution channel would require ACEN to provide order fulfillment, billing and collections, customer care and direct sales management, which we intend to partially outsource.

Wholesalers are independent companies that would purchase network and service capabilities from ACEN in large quantities in order to market their own products and services under a brand name other than ACEN's. ACEN believes that wholesalers would have minimal dependence on ACEN's business support systems in connection with the sale of services to their customers. ACEN anticipates that participants in its distribution channels will sell services directly to multi-national businesses.

Distribution.
------------

We have selected carrier to carrier services as our main focus; hence ACEN will offer its network capacities to the 1st, 2nd and 3rd tier carriers with volumes of traffic to host countries. For example, if we were to install our equipment with a capacity of up to ten (10) million minutes per month, we would then contract with other like carriers, brokers and agents that have proven to be reliable in the past, and negotiate the best rate per minute based upon the cost factors utilized for termination of calls it so required. Our desire is to provide the best quality available and act as a pipeline of connectivity for the telecommunication services to the host country. In some instances, we would be able to sell the total minutes capacity of the installed equipment per host country to a single customer.

If we build, operate and maintain a quality network and price it competitively, filling the pipeline should not be difficult. Today, AT&T and MCI/WorldCom control major portions of the data traffic. Management believes this dominance will change in the coming decade, and it will provide additional niche opportunities for ACEN's network.

Competitive Business Conditions.
-------------------------------

The communications and information services industries are highly competitive. Many of ACEN's existing and potential competitors have financial, personnel, marketing and other resources significantly greater than those of ACEN, as well as other competitive advantages including customer bases.

ACEN is subject to significant competition from other entities that engage in the telecommunications industry. Many of the world's most widely recognized telecommunications companies have begun to develop and sell overseas telecommunications. In addition, other publicly-traded companies focused on the overseas telecommunications industry currently compete, or may in the future compete, with ACEN. Many of these entities possess significantly greater financial, sales and marketing personnel and other resources than those of ACEN and may be able to grow at a more rapid rate or more profitably as a result. Management of ACEN believes that industry competition will be increased by recent and possibly future consolidation in the telecommunications industry.

For virtual private network services and VOIP services, ACEN will compete primarily with international and regional network providers. There are currently three principal facilities based long distance fiber optic networks (AT&T, Sprint and MCI/WorldCom), as well as numerous ILEC and CLEC networks. ACEN is aware that others, including QWEST, IXC Communications, Inc. and The Williams Companies, Inc., are building additional networks that, when constructed, could employ advanced technology similar to that of our ACE Network and will offer more capacity than is currently available in the marketplace. The additional capacity that is expected to become available in the next several years may cause significant decreases in the prices for services.

ACEN's ability to compete effectively in this market will depend upon its ability to maintain high quality services at prices equal to or below those charged by its competitors.

In the U.S. long distance market, in which we will pursue niche opportunities, ACEN's primary competitors will include AT&T, Sprint and MCI/WorldCom, all of whom have extensive experience in the long distance market. In addition, the Telecommunications Act of 1996 will allow the regional Bell operating companies ("RBOCs") and others to enter the long distance market. ACEN will not compete with ILECs and CLECs, many of whom have extensive experience in the local market. ACEN believes that VOIP technology will prove to be a viable technology for the transmission of VOIP, video, data and facsimile services. The technology is in place that will enable ACEN to provide VOIP services at an acceptable level of quality at this time.

The communications and information services industries are subject to rapid and significant changes in technology. For instance, recent technological advances permit substantial increases in transmission capacity of both new and existing fiber, and the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those, which ACEN plans on providing. Accordingly, in the future ACEN's most significant competitors may be new entrants to the communications and information services industries, which are not burdened by an installed base of outmoded equipment. ACEN expects competition to persist, intensify and increase in the telecommunications industry in the future. Present competition includes every telecommunications company and Internet Service Provider ("ISP"), including AT&T, GTE, MCI/WorldCom, Sprint, QWEST, and all of the Bell companies, and AOL and other Internet Service Providers. Almost all of ACEN's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than ACEN and could decide at any time to increase their resource commitments to ACEN's target market. As a strategic response to changes in the competitive environment, ACEN may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on its business, financial condition, results of operations and prospects, and similar actions by competitors could materially adversely affect ACEN's present and proposed business operations, results of operations, financial condition and prospects.

In addition, ACEN's ability to generate clients will depend to a significant degree on the uniqueness and quality of its products and services and its reputation among its clients and potential clients, compared with the quality of similar services provided by, and the reputations of, ACEN's competitors. To the extent ACEN loses clients to its competitors because of dissatisfaction with its services, or its reputation is adversely affected for any other reason, ACEN's business, results of operations, financial condition and prospects could be materially adversely affected.

There are relatively low barriers to entry into ACEN's targeted business. Anyone can attempt to purchase and sell the telecommunication services which ACEN purchases and markets. Accordingly, ACEN is likely to face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by ACEN, which could have a material adverse effect on its business, financial condition, results of operations and prospects. There is intense price competition among the major competitors in the telecommunications industry. This continued decrease in the price of these services may make it economically unfeasible for ACEN to continue its present and proposed telecommunications purchases and sales.

Intellectual Property.
---------------------

The Company will negotiate and enter into Long-term Termination Agreements with international host countries to the extent that management determines they are beneficial to the Company's business.

Our proposed international telecommunications activities do not require, and we do not intend to rely on, patents or trademarks.

Although our trade secrets are not subject to patent protection, we treat these as proprietary and intend to use confidentiality agreements as appropriate in an attempt to protect such trade names.

Effect of Governmental Regulations on Business.

Telecommunications is a heavily regulated industry featuring regulations in the various countries with which we do business or intend to business in the future, tariff regulations which govern telecommunications activities between nations, and various federal and state regulations in the United States. The following discussion is intended to review the status of regulation relative to ACEN.

International Telecommunications. The World Trade Organization ("WTO") Agreement took effect in February 1998. Sixty-nine (69) countries, representing 95% of the world's U.S. $600 billion domestic and international telecommunications revenues, signed the Agreement, with most committing to improved access by foreign companies to these international telecommunications markets.

The liberalization movement also enjoyed significant advances in the Asia-Pacific and Latin America areas, expanding the mosaic of foreign competitor opportunities in these regions. While many nations have yet to open their international telecommunications markets to competition, 1998 was a banner year. ACEN's management believes that these developments make it likely that ACEN's addressable global markets will continue to expand rapidly.

Federal Regulation. The Federal Communications Commission (the "FCC") regulates interstate and international telecommunications services. The FCC imposes extensive regulations on common carriers such as ILECs that have some degree of market power. The FCC imposes less regulation on common carriers without market power, such as ACEN. The FCC permits these non-dominant carriers to provide domestic interstate services (including long distance and access services)
without prior authorization, but it requires carriers to receive an authorization to construct and operate telecommunications facilities, and to provide or resell telecommunications services between the United States and international points. ACEN will obtain FCC authorization to provide international services on a facilities and resale basis. ACEN will be required to file tariffs for its interstate and international long distance services with the FCC before commencing operations.

Under the Telecommunications Act of 1996, any entity, including cable television companies, and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because implementation of the Telecommunications Act is subject to numerous federal and state rulemaking proceedings and judicial review, there is still uncertainty as to what impact it will have on ACEN. The Telecommunications Act is intended to increase competition.

ACEN cannot predict whether state, federal or foreign governments will impose additional regulation on ACEN's business, nor can it predict the impact that future regulation will have on ACEN's operations.

State Regulation. The Telecommunications Act of 1996 is intended to increase competition in the telecommunications industry. State regulatory agencies will have jurisdiction when Company facilities and services are used to provide intrastate services. A portion of ACEN's traffic may be classified as intrastate and therefore subject to state regulation. ACEN expects that it will offer more intrastate services as its business and product lines expand, and as state regulations are modified to allow increased local services competition. To provide intrastate services, ACEN generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariff requirements.

Research and Development.
------------------------

As part of ACEN's entrance to the international telecommunications market, it intends to enhance existing products and develop new products on a limited basis. ACEN had no costs associated with research and development activities, including customer sponsored research and development activities during the years ended December 31, 2000 or 1999.

Employment.
----------

Assembling talented and aggressive operating management is critical to success in our industry. We endeavor to create positive work environments in order to attract and retain talented personnel. In addition we will provide incentives to key employees by creating financial rewards, including making equity available to certain key employees based on performance.

We do not currently have any full time employees but have engaged several part-time consultants and believe that our relations with our consultants are good.

ITEM 2.  PROPERTIES

We currently share a 3,000 square foot facility without payment of rent with Tampa Bay Financial, Inc. at 355 Interstate Boulevard, Sarasota, Florida, 34240, on an at will basis.

ITEM 3.  LEGAL PROCEEDINGS

      NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE

                                     PART II


ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The Company's common stock is quoted on the OTC Bulletin Board. Set forth below is a table summarizing the high and low bid quotations for the Company's common stock during its last two fiscal years. Trading commenced November 11, 1999

---------------------------------------------------------------------------
         QUARTER                  HIGH BID                 LOW BID
---------------------------------------------------------------------------
4th Quarter 1999                   $9.00                    $.31
---------------------------------------------------------------------------
1st Quarter 2000                   $1.00                    $.034
---------------------------------------------------------------------------
2nd Quarter 2000                   $.484                    $.07
---------------------------------------------------------------------------
3rd Quarter 2000                   $.109                    $.025
---------------------------------------------------------------------------
4th Quarter 2000                    $.23                    $.04
---------------------------------------------------------------------------


The above table is based on Over-The-Counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction. All historical data was obtained from the CNBC.com web site.

As of March 26, 2001 there were 212 stockholders of record of the common stock.

ACEN has never declared or paid cash dividends on its common stock. We intend to retain all future earnings to finance future growth and therefore, do not anticipate paying any cash dividends in the foreseeable future.

Sales Of Unregistered Securities.
--------------------------------

In 1999, the Company issued 1,333,333 common shares (5,333,332 shares after giving effect to a four for one stock split effected in the form of a dividend in January 2001) in settlement of debts in the amount of $50,000. The transaction was valued at $.0375 per share ($.009375 adjusted for the stock split) based on the trading value of the Company's stock at the time of the transaction. The transaction involved the issuance of unregistered stock to a small group of sophisticated investors in a transaction that the Company believes is exempt from registration under Section 4(2) of the Securities Act of 1933.

In 1999, the Company issued 4,300,000 common shares (17,200,000 shares after giving effect to the stock split) in exchange for a license agreement valued at $215,000. The transaction was recorded at $.05 per share per share ($.0125 adjusted for the stock split) based on the trading value of the Company's stock at the time of the transaction. The transaction involved the issuance of unregistered stock to a small group of sophisticated investors in a transaction that the Company believes is exempt from registration under Section 4(2) of the Securities Act of 1933.

In 1999, the Company issued 317,420 common shares (1,269,680 shares after giving effect to the stock split) for services valued at $79,355. The transaction was recorded at $.25 per share ($.0625 adjusted for the stock split) based on the trading value of the company's stock at the time of the transaction. The transaction involved the issuance of unregistered stock to a small group of sophisticated investors in a transaction that the Company believes is exempt from registration under Section 4(2) of the Securities Act of 1933.

In 2000, the Company issued 470,632 shares of common stock (1,880,448 shares after giving effect to the stock split) for services valued at $117,528. The transaction was valued at $.25 per share ($.0625 adjusted for the stock split) based on the trading value of the Company's stock at the time of the transaction. The transaction involved the issuance of unregistered stock to a small group of sophisticated investors in a transaction that the Company believes is exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.
--------

The following discussion should be read in conjunction with other financial data appearing elsewhere in this report. Certain information included herein contains statements that constitute "forward-looking statements" containing certain risks and uncertainties. Readers are referred to the cautionary statement at the beginning of this report, which addresses forward-looking statements made by us.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Although the Company has been in existence for a number of years, management's efforts to develop the Company's business have not yet resulted in generation of significant revenues. To date, management's efforts have focused on acquisitions within the communications industry. The Company has recently changed the focus of its business, from radio communications to telephone communications using the internet as its backbone. Until acquisitions have been completed and potential customers are convinced of the viability of the Company's voice over internet protocol business, it is unlikely that the Company will generate significant revenue. The following discussion of the Company's historical financial results should be read against that background.

Results of Operations.
---------------------

For the year ended December 31, 2000 we generated revenues of approximately $252,403 as compared to $390,399 for the year ended December 31, 1999 through the Company's previous radio operations. Revenues primarily consisted of commercial or program time sold. Revenues declined due to the termination of the radio operations in mid-2000.

We incurred a net loss of approximately $970,280 for the year-ended December 31, 2000 as compared with a net loss of $405,716 for the year ended December 31, 1999. Our operating expenses consisted primarily of broadcast operations, sales and marketing and general and administrative expenses. General and administrative expenses of $1,052,082 for the year ended December 31, 2000 compared to $504,748 for the year ended December 31, 1999 and consisted principally of payroll and related taxes; professional fees for consulting, business development, legal and accounting; office supplies expense; travel expense and organizational costs. The increased net loss and increases in general and administrative expenses related to costs paid to officers for services. Sales and marketing expenses were $70,557 for the year ended December 31, 2000 as compared to $89,781 for the year ended December 31, 1999 and were incurred in connection with the development of advertising revenues.

The results of operations for the period ended December 31, 2000 are not necessarily indicative of the results for any future period. We expect to expand operations upon obtaining capital and financing for our planned principle operations and acquisitions.

Liquidity And Capital Resources.
-------------------------------

Our operating requirements have exceeded our cash flow from operations as we attempt to build our business. Operating activities during the year ended
December 31, 2000 used cash of $177,131. Operating activities were funded through proceeds from the sale of common stock of $25,000 received through the sale of 400,000 shares of common stock and advances from related party shareholders of $114,569. At December 31, 2000 we had cash and cash equivalents of $186.

As of December 31, 2000, an additional 25,880,448 shares of common stock, valued at $777,528, were issued in exchange for services. We need to raise capital to expand our operations and finance our future working capital requirements.

Based upon the Company's current plans, the Company anticipates that it will need to seek additional funding. The Company is pursuing acquisitions. Pursuit of acquisitions are in their early stages, however, and it is difficult to predict what revenue stream, if any, they will generate.

The Company does not expect its revenue stream to be sufficient to cover costs of operations in the immediate future. The Company expects that it will continue to be required to raise capital to fund operations for the next year as targeted acquisitions may need cash to fund their operations. The Company will attempt to raise this capital by borrowing, but no lender has issued a binding commitment to the Company. Therefore, the Company expects to engage in one or more private placements of common stock to fund its operating needs. The Company has engaged in discussions with several parties who have expressed interest in assisting the Company in such a private offering, based on potential acquisitions. Management is confident that private equity or debt financing will be available to fund it until revenues from operations are sufficient to fund operations.

Capital Expenditures.
--------------------

Management cannot forecast capital expenditures for the coming year. The Company's needs are based on acquisitions, which it believes can be raised through equity. If it is unable to raise the capital needed for acquisitions, it will greatly curtail planned operations. No assurance can be given that we will raise the needed capital.

ITEM 7.     FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.

                                TABLE OF CONTENTS

                                                                        PAGE

INDEPENDENT AUDITORS' REPORT                                             15

FINANCIAL STATEMENTS

   Balance Sheet                                                         16

   Statements of Operations                                              17

   Statements of Stockholders' Equity                                    18

   Statements of Cash Flow                                               19

   Notes to Financial Statements                                      20-25

                          INDEPENDENT AUDITORS' REPORT

Board of Directors

American Communications Enterprises, Inc.


We have audited the accompanying balance sheet of American Communications Enterprises, Inc. (the Company), a development stage company, as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and from inception on October 29, 1998 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and from inception on October 29, 1998 through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred significant operating losses and has a working capital deficiency, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SPROUSE & WINN, L.L.P.


March 27, 2001
Austin, Texas

                              FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 2000

                                     ASSETS

CURRENT ASSETS

Cash                                                               $    186
                                                                    -------
Total Assets                                                       $    186
                                                                    =======


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                $ 10,460
   Advances payable to related party                                114,569
                                                                    -------
          Total Current Liabilities                                 125,029
                                                                    -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock; authorized 500,000,000 common shares; par
     value .001, 97,950,128 shares issued and outstanding         1,321,983

   Deficit accumulated during the development stage              (1,446,826)
                                                                 ----------
          Total Stockholders' Equity (Deficit)                     (124,843)
                                                                 ----------
Total Liabilities and Stockholders' Equity                          $   186
                                                                 ==========




             SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                    From Inception on
                                                                                     October 29, 1998
                                         For the Year Ended    For the Year Ended        Through
                                         December 31, 2000     December 31, 1999     December 31, 2000
                                         ------------------    ------------------    -----------------
REVENUE

   Revenues                               $  252,403            $ 390,399               $  642,802
   Cost of goods sold                        100,690              203,249                  303,939
                                           ---------            ---------                ---------
      Gross Profit                           151,713              187,150                  338,863
                                           ---------            ---------                ---------
EXPENSES

   General and administrative              1,052,082              504,748                1,627,660
   Sales and marketing                        70,557               89,781                  160,338
                                           ---------            ---------                ---------
      Total Expenses                       1,122,639              594,529                1,787,998
                                           ---------            ---------                ---------

Other Income (Expense)                           646                1,663                    2,309
                                           ---------            ---------                ---------

Net loss before provision
Provision for income taxes                       -0-                  -0-                      -0-
                                           ---------            ---------                ---------
NET LOSS                                  $ (970,280)           $(405,716)             $(1,446,826)
                                           =========            =========                =========
Weighted Average Loss Per Share           $     (.01)           $    (.01)
o     Basic and Diluted                    =========            =========

Weighted Average Shares Outstanding
o     Basic and Diluted                   78,198,356            48,707,080
                                          ===========           ==========


             SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATION ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

          FROM INCEPTION ON OCTOBER 29, 1998 THROUGH DECEMBER 31, 2000

                                                                                             Deficit
                                                                                           Accumulated
                                                               Common Stock                 During the
                                                         Shares              Amount      Development Stage
                                                      -------------       ------------     --------------
Balance October 29, 1998 - Inception (5)

      Issuance of common stock for cash                 42,000,000         $      100      $         -0-

      Net loss for the period from October 29,
      1998 (inception) to December 31, 1998                    -0-                -0-           (70,830)
                                                      -------------       ------------     --------------
Balance, December 31, 1998                              42,000,000                100           (70,830)

      Issuance of common stock for cash                  5,866,668            175,000                -0-

      Issuance of common stock for debt (1)              5,333,332             50,000                -0-

      Issuance of common stock for license              17,200,000            215,000                -0-

      Issuance of common stock for services (3)          1,269,680             79,355                -0-

      Net loss for the year ended December 31, 1999            -0-                -0-          (405,716)
                                                      -------------       ------------     --------------

Balance, December 31, 1999                              71,669,680         $  519,455      $   (476,546)

      Issuance of common stock for cash                    400,000             25,000                -0-

      Issuance of common stock for services (3)          1,880,448            117,528                -0-

      Issuance of common stock for services (4)         24,000,000            660,000                -0-

      Net loss for the year ended December 31, 2000            -0-                -0-          (970,280)
                                                      -------------       ------------     --------------
Balance, December 31, 2000 (5)                          97,950,128         $1,321,983      $ (1,446,826)
                                                      =============       ============     ==============

(1) Valued at estimated fair value of the Company's stock at the time the debt was exchanged of $.0375/share.

(2) Valued at estimated fair value of the Company's stock at the time the license agreement was signed, $.05/share.

(3) Valued at the estimated fair value of the Company's stock at the time the services were rendered, $.25/share.

(4) Valued at the estimated fair value of the Company's stock at the time the services were rendered $.11/share.

(5) Common stock adjusted retroactively for effects of 4 for 1 split-up effected in the form of a dividend.

             SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                    From Inception on
                                                                                     October 29, 1998
                                         For the Year Ended    For the Year Ended        Through
                                         December 31, 2000     December 31, 1999     December 31, 2000
                                         ------------------    ------------------    -----------------

Cash Flows From Operating Activities

 Net loss                                   $   (970,280)        $     (405,716)      $   (1,446,826)
 Bad debt expense                                 14,785                 25,500               40,285
 Depreciation and amortization                    26,400                 18,150               44,550
 Loss on abandoned assets                        180,451                     -0-             180,451
 (Increase) decrease in receivables               55,441                (95,726)             (40,285)
 Increase (decrease) in payables and
   accrued expenses                             (261,456)               201,186                4,320
 Stock issued for services                       777,528                 79,355              856,883
                                         ------------------    ------------------    -----------------
   Net Cash Used by Operating Activities        (177,131)              (177,251)            (360,622)
                                         ------------------    ------------------    -----------------

Cash Flows From Investing Activities
 Purchase of fixed assets                             -0-                (4,136)              (4,136)
                                         ------------------    ------------------    -----------------
   Net Cash Used by Investing Activities              -0-                (4,136)              (4,136)
                                         ------------------    ------------------    -----------------

Cash Flows From Financing Activities
 Advances from stockholder                       114,569                     -0-             120,709
 Issuance of common stock                         25,000                175,000              200,100
 Payments under capital lease                     (5,865)                    -0-              (5,865)
 Issuance of debt                                     -0-                50,000               50,000
                                         ------------------    ------------------    -----------------
   Net Cash Provided by Financing                133,704                225,000              364,944
                                         ------------------    ------------------    -----------------
Net (Decrease) Increase In Cash                  (43,427)                43,613                  186

Cash at Beginning of Period                       43,613                     -0-                  -0-
                                         ------------------    ------------------    -----------------
Cash at End of Period                       $        186         $       43,613       $          186
                                         ==================    ==================    =================

Supplemental cash flow information:

Cash Paid For:
   Interest                                 $         -0-        $           -0-      $           -0-
                                         ==================    ==================    =================
   Income Taxes                             $         -0-        $           -0-      $           -0-
                                         ==================    ==================    =================
Non-Cash Transactions:
   Stock issued for debt                    $         -0-        $       50,000       $       50,000
                                         ==================    ==================    =================
   Stock issued for services                $    777,528         $       79,358       $      856,883
                                         ==================    ==================    =================
   Stock issued for license                 $         -0-        $      215,000       $      215,000
                                         ==================    ==================    =================
   Equipment purchased under capital lease  $     38,515         $           -0-      $       38,515
                                         ==================    ==================    =================
   Disposal of asset and capital lease
    payable                                 $     32,650         $           -0-      $       32,650
                                         ==================    ==================    =================


             SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2000


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

                  On October 12, 2000, the Board of Directors of the Company and a majority of its shareholders agreed to amend its Articles of Incorporation to increase its authorized capital stock to 500 million shares of common stock. At that time, the Board of Directors also approved a stock dividend of four shares for each share of common stock outstanding as of the record date of October 30, 2000. In addition, the Company changed the par value of the stock from no par to $.001. Subsequently, on October 20, 2000, the Board of Directors modified the record date for payment of the stock dividend to November 6, 2000. The Company executed the dividend on November 16, 2000.

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Continued)

                      FOR THE YEAR ENDED DECEMBER 31, 2000


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                      FOR THE YEAR ENDED DECEMBER 31, 2000


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

            Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2000, and accordingly, no deferred tax liabilities have been recognized.

            The Company has an estimated net operating loss carryforward of approximately $1,400,000 at December 31, 2000. No effect has been shown in the financial statements for the net operating loss carryforward as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforward, based upon a 20% estimated tax rate, of $280,000 at December 31, 2000 have been offset by valuation reserves of the same amount.

            The net operating losses begin to expire in the year 2018.

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Continued)

                      FOR THE YEAR ENDED DECEMBER 31, 2000


NOTE 3:     RELATED PARTY TRANSACTIONS

            During  the  year TBF  advanced  funds  to the  Company  to fund its operations. At December 31, 2000 approximately $115,000 is outstanding. The advances are non-interest bearing, unsecured, and due on demand.

NOTE 4:     TIME BROKERAGE AGREEMENT

            The Company entered into a Time Brokerage Agreement (the Agreement) with Watts Communications Inc. on June 1, 1999. The agreement was initially for 12 months, but was extended through June 30, 2000. At that time the Company was unsuccessful in its attempt to exercise its irrevocable option to purchase substantially all of the assets of Watts Communications Inc. (the "Seller").

            In exchange for the purchase option and the airtime, the Company paid the Seller various monthly fees of approximately $10,000 per month.

            Under the Agreement, the company operated the four radio stations and received the right to receive payment for any commerical or program time sold during the term of the Agreement.

            The sale of commerical and program time are included in revenues and the monthly fees payable under the Agreement are included in Cost of Revenues in these financial statements.

            On October 6, 2000, the Company and the Seller entered into a settlement agreement, pursuant to which each party agreed to dismiss all of its claims under litigation, and the parties executed mutual general releases.

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Continued)

                      FOR THE YEAR ENDED DECEMBER 31, 2000


NOTE 5:     GOING CONCERN

            The accompanying financial statements have been prepared on a going concern basis, which comtemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $124,843, an accumlated deficit of $1,446,826 as of December 31, 2000, and a net loss for the year then ended of $970,280. Accordingly, its ability to continue as a going concern is dependent on obtaining capital and financing for its planned principal operations. The Company plans to secure financing for its acquisition strategy through the sale of its common stock and issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing. These factors among others may indicate that the company will be unable to continue as a going concern for a reasonable period of time.

NOTE 6:     SUBSEQUENT EVENT

            The Company entered into a letter of intent dated February 7, 2001, to acquire 100% ownership of an operating company, through a reverse merger. As of the audit report date this transaction has not been consummated.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the Executive Officers and Directors of the Company as of March 31, 2001:

    Name                          Age                   Position

Carl L. Smith                      58         Chairman, Chief Executive Officer,
                                              Director

Matthew A. Veal                    42         Chief Financial Officer, Director


Carl L. Smith - Chief Executive Officer, Chairman and Director

Mr. Smith is an entrepreneur in marketing, sales and business development. Mr. Smith has served as the Chief Executive Officer of the Company since November 2000. He has also served as Chief Executive Officer and a member of the Board of Directors of DNAPrint genomics, Inc. (and its predecessor in interest) from 1994 to present. During that period, while DNAPrint's predecessor in interest was known as Catalyst Communications, Inc., Catalyst and its subsidiaries filed for protection from creditors under the United States bankruptcy laws. Catalyst emerged from bankruptcy court protection in 1999. Mr. Smith also served on the Board of Directors of Diversified Resources Group, Inc. from 1994 to 1996 and from April 1999 to present. In 1997, Diversified Resources Group, Inc. and its subsidiaries filed for protection from creditors under the United States bankruptcy laws. It emerged from bankruptcy court protection in July 1999. Mr. Smith also serves on the Boards of Directors of Heroes, Inc., and CDX.com, Incorporated.

Matthew A. Veal - Chief Financial Officer

Mr. Veal, who is an inactive Certified Public Accountant, has been Chief Financial Officer for the Company since November 2000. From 1997 to 1998 Mr. Veal was Chief Accounting Officer for Kosmas Group International. From 1995 to 1997 he was Chief Financial Officer for DNAPrint genomics, Inc.'s predecessor in interest, Catalyst Communications, Inc. In February 1999, Catalyst and its
subsidiaries filed for protection from creditors under the United States bankruptcy laws. Catalyst emerged from bankruptcy court protection in 1999. Mr. Veal also has served as Chief Financial Officer for Diversified Resources Group, Inc. from 1999 to the present. In 1997, Diversified Resources Group, Inc. and its subsidiaries filed for protection from creditors under the United States bankruptcy laws. It emerged from bankruptcy court protection in July 1999. Mr. Veal also serves on the Board of Directors of American Communications Enterprises, Inc. Mr. Veal is a graduate of the University of Florida's Fisher School of Accounting.

ITEM 10.    EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation paid by the Company to or on behalf of our most highly compensated executive officers for the fiscal years ended December 31, 2000 and 1999:

                           SUMMARY COMPENSATION TABLE

  Name and Principal Capacity         Year            Salary        Bonus (1)
  ---------------------------         ----            ------        ---------
Carl L. Smith                         2000              $0             $0
Chairman, Chief Executive
Officer, Director
--------------------------------------------------------------------------------
Dain L. Schult                        2000           $30,000        $397,903
Former Chief Executive Officer
--------------------------------------------------------------------------------
Robert E. Ringle                      2000           $30,000        $262,097
Former Vice President of              1999           $143,750          $0
Internet Operations and
Director of Sales
--------------------------------------------------------------------------------

(1) Paid in shares of Company common stock issued pursuant to Registration Statement on Form S-8.

Employment Agreements.
---------------------

We entered into a three year Employment Agreement with Mr. Dain L. Schult, our former Chief Executive Officer, President and Chairman, dated October 29, 1998. Mr. Schult resigned in November, 2000 in connection with the change in the Company's business emphasis.

We also entered into a three year Employment Agreement with Mr. Robert E. Ringle, our former Vice President of Internet Operations, Director of Sales, Treasurer and Director dated October 29, 1998. Mr. Ringle also resigned in November, 2000 in connection with the change in the Company's business emphasis.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of March 26, 2001, certain information concerning beneficial ownership of shares of Common Stock and the approximate percentage ownership of Common Stock with respect to each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. No person is known to the Company to own 5% or more of the outstanding shares of Common Stock.

--------------------------------------------------------------------------------
                      Name And Address Of       Amount Of
                      Beneficial Owner (1)      Beneficial      Percent Of Class
                                                Ownership
Title Of Class
--------------------------------------------------------------------------------
                     Matthew A. Veal             150,000              0.002%
Common
--------------------------------------------------------------------------------
Common               Carl L. Smith                     0                  0%
--------------------------------------------------------------------------------
                     Directors and               150,000              0.002%
                     Officers as a Group
Common               (2 persons)
--------------------------------------------------------------------------------

(1)   In all cases, 355 Interstate Boulevard, Sarasota, FL 34240.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company shares space, on a rent-free basis, with Tampa Bay Financial, Inc. Carl L. Smith, Chief Executive Officer and a director of the Company is an officer and director of Tampa Bay Financial, Inc.

                                     PART IV

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Exhibits

      3(i).1 Charter (previously filed as Exhibit 1 to the Registration Statement on Form SB-2 filed February 10, 1999)

      3(i).2 Amendment to Articles of Incorporation (previously filed as Exhibit 3(i).1 to Form 10-QSB filed November 14, 2000)

      3(ii) Bylaws (previously filed as Exhibit 1 to the Registration Statement on Form SB-2 filed February 10, 1999)

      10.1 Employment Contract of Dain L. Schult (previously filed as Exhibit 3 to the Registration Statement on Form SB-2 filed February 10, 1999)

      10.2 Employment contract of Robert E. Ringle (previously filed as Exhibit 4 to the Registration Statement on Form SB-2 filed February 10, 1999)

      10.3        Time   Brokerage   Agreement   Between  Watts Communications,
                  Inc., and American Communications Enterprises, Inc. (previously filed as Exhibit 7 to the Post Effective Amendment filed August 26, 1999 to Registration Statement on Form SB-2)

      10.4 License Agreement between 493525 B.C., Ltd. and American Communications Enterprises, Inc. (previously filed as Exhibit 8 to the Post Effective Amendment filed August 26, 1999 to Registration Statement on Form SB-2)

      10.5        Amendment to Agreement between the Registrant and Dain L.
                  Schult (previously filed as Exhibit 10.1 to Form 10-QSB filed November 14, 2000)

      10.6        Amendment to Agreement  between the Registrant and Robert E.
                  Ringle (previously filed as Exhibit 10.2 to Form 10-QSB filed November 14, 2000)

      10.7        American Communications Enterprises, Inc. 2000 Stock Plan.

        (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on October 25, 2000. Such Report disclosed a change in control of the Company and an amendment to its articles of incorporation.

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          American Communications
                                          Enterprises, Inc.


                                          By:/s/ Carl L. Smith
                                             Carl L. Smith, President

                                          Date: April 12, 2001

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                     TITLE                              DATE

/s/ Carl L. Smith                  Director, Chief
-----------------                  Executive Officer              April 12, 2001
Carl L. Smith

/s/ Matthew A. Veal                Director, Chief
-------------------                Financial and Acccounting      April 12, 2001
Matthew A. Veal                    Officer

                                  EXHIBIT INDEX

  Number                                       Exhibit

10.7.1.1.1            American Communications Enterprises, Inc. 2000 Stock Plan.