Form 10QSB
period 2001-03-31
AMERICAN COMMUNICATIONS ENTERPRISES INC
filed 2001-05-15
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended March 31, 2001.

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

                    355 Interstate Blvd., Sarasota, FL 34240
                    (Address of Principal Executive Offices)

                                 (941) 923-1949
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

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of May 10, 2001.

                            113,923,579 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.

                              INDEX TO FORM 10-QSB

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

                 Balance Sheet as of March 31, 2001 and December 31, 2000.......3

                 Statement of Operations for the three months ended March 31,
                 2001 and 2000..................................................4

                 Statement of Stockholders' Equity (Deficit) for the three
                 months ended March 31, 2001....................................5

                 Statement of Cash Flows for the three months ended March 31,
                 2001 and 2000..................................................6

                 Notes to Financial Statements..................................7

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations......................................9

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings..............................................12
Item 2.          Changes in Securities..........................................12
Item 3.          Defaults Upon Senior Securities................................12
Item 4.          Submission of Matters to a Vote of Securities Holders..........12
Item 5.          Other Information..............................................12
Item 6.          Exhibits and Reports on Form 8-K...............................12

Signatures

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                March 31, 2001           December 31,
                                                 (Unaudited)                 2000

                                     ASSETS
CURRENT ASSETS

   Cash                                            $        500           $       186

Total Assets                                       $        500           $       186
                                             ====================     ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                $      9,734           $    10,460
   Accrued consulting fees                              329,500                     -
   Advances payable to related party                    130,929               114,569
          Total Current Liabilities                     470,163               125,029

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

   Common stock; authorized 500,000,000
    common shares; par value .001,
    97,950,128 shares issued and
    outstanding                                       1,321,983             1,321,983

   Deficit accumulated during the
    development stage                                (1,791,646)           (1,446,826)

          Total Stockholders' Deficit                  (469,663)             (124,843)

Total Liabilities and Stockholders' Deficit       $        500           $       186
                                             ====================     ==================

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                From Inception On
                                               Three-Months             Three-Months           October 29, 1998
                                                   Ended                    Ended                 Through March
                                              March 31, 2001            March 31,2000               31, 2001

REVENUE

   Revenues                                        $     -                $ 126,165                $  642,802
   Cost of goods sold                                    -                   53,067                   303,939

      Gross Profit                                       -                   73,098                   338,863

EXPENSES
   General and administrative                      344,820                  203,738                 1,972,480
   Sales and marketing                                   -                   35,633                   160,338

      Total Expenses                               344,820                  239,371                 2,132,818

Other Income (Expense)                                   -                      646                     2,309

Net loss before provision for income
taxes                                             (344,820)                (165,627)               (1,791,646)

Provision for income taxes                               -                        -                         -

NET LOSS                                         $(344,820)               $(165,627)              $(1,791,646)
                                           ======================    =====================    ======================

Weighted Average Loss Per Share
Basic and Diluted                                 $  (0.00)                $  (0.00)
                                           ======================    =====================
Weighted Average Shares Outstanding
Basic and Diluted                               97,950,128               72,096,000
                                           ======================    =====================

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATION ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                    FOR THE THREE-MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                                                                               Deficit
                                                                                                             Accumulated
                                                                                Common Stock                  During the
                                                                            Shares       Amount           Development Stage

Balance, December 31, 2000                                               97,950,128        $1,321,983        $(1,446,826)

         Net Loss for the three-months ended March   31, 2001                   -0-               -0-           (344,820)

Balance, March 31, 2001                                                  97,950,128        $1,321,983        $(1,791,646)
                                                                    ================== ================= ===================

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                     For the              For the        From Inception On
                                                  Three-Months          Three-Months      October 29, 1998
                                                   Ended March          Ended March            Through
                                                     31, 2001             31, 2000         March 31, 2001
Cash Flows From Operating Activities
 Net Loss                                         $  (344,820)          $  (165,627)       $  (1,791,646)
 Bad Debt Expense                                           -                 3,522               40,285
 Depreciation and Amortization                              -                13,950               44,550
 Loss on abandoned assets                                   -                     -              180,451
 (Increase) Decrease in Receivables                         -                25,300              (40,285)
 Increase (Decrease) in Payables and Accrued
   Expenses                                           328,774                 8,411              333,094
 Stock Issued for Services                                  -                28,367              856,883
   Net Cash Used by Operating Activities              (16,046)              (86,077)            (376,668)

Cash Flows From Investing Activities
 Purchase of fixed assets                                   -                     -               (4,136)
   Net Cash Used by Investing Activities                    -                     -               (4,136)

Cash Flows From Financing Activities
 Advances from stockholder                             16,360                25,000              137,069
 Issuance of common stock                                   -                25,000              200,100
 Issuance of debt                                           -                     -               50,000
 Payments of Capital Lease obligation                       -                (2,865)              (5,865)
   Net Cash Provided by Financing Activities           16,360                47,135              381,304

Net (Decrease) Increase In Cash                           314               (38,942)                 500

Cash at Beginning of Period                               186                43,613                    -

Cash at End of Period                             $       500           $     4,671        $         500
                                                =================      ================    ===============

Supplemental cash flow information:
Cash Paid For:
   Interest                                       $         -           $         -        $           -
                                                =================      ================    ===============
   Income Taxes                                   $         -           $         -        $           -
                                                =================      ================    ===============
Non-Cash Transactions:
   Stock issued for debt                          $         -           $         -        $      50,000
   Stock issued for services                      $         -           $    28,367        $     856,883
   Stock issued for licenses                      $         -           $         -        $     215,000
   Equipment purchased under capital lease        $         -           $    38,515        $      38,515
   Disposal of assets and capital lease payable   $         -           $    28,367        $      32,650

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

                Basis of Presentation

                The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly,
                these financial statements do not include all of the footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal and recurring adjustments)
                considered necessary for a fair presentation have been included.
                Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of December 31, 2000 contained in its Form 10-KSB.

NOTE 2: RELATED PARTY TRANSACTIONS

                During the quarter, the Company borrowed from Tampa Bay Financial,
                Inc. $16,360, which is non-interest bearing, unsecured, and due on demand.

NOTE 3: GOING CONCERN

                The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
                The Company has a working capital deficiency of $469,663, an accumulated deficit of $1,791,646 as of March 31, 2001, and a net loss for the quarter then ended of $344,820. Accordingly its ability to continue as a going concern is dependent on obtaining capital and financing for its planned principal operations. The Company plans to secure financing for its acquisition strategy through the sale of its common stock and issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE 4: RECENT EVENTS

                The Company entered into a letter of intent dated February 7, 2001, to acquire 100% ownership of an operating company, through a reverse merger. As of the audit report date this transaction has not been consummated.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000 and the financial statements as of and for the three months ended March 31, 2001 and 2000 included with this Form 10-QSB.

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 2001 we did not generate any revenues. We generated
$126,165 in revenues for the quarter ended March 31, 2000, through the Time Brokerage
Agreement with the Stations, that primarily consisted of commercial or program time sold.

We incurred a net loss of approximately $344,820 for the quarter-ended March 31, 2001 as compared with a net loss of $165,627 for the quarter-ended March 31, 2000. Our operating expenses of $344,820 consist primarily of accrued consulting fees which were paid in April 2000 through the issuance of common shares. Whereas in the quarter ended March 31, 2000 operating expenses of $292,438 consisted of broadcast operations, sales and marketing and general and administrative expenses. Such expenses increased by $52,382 as a result of an increase in accrued consulting fees.

The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results for any future interim period or for the year ending December
31, 2000. We expect to expand upon obtaining capital and financing for our planned principal operations.

Liquidity and Capital Resources

Our operating requirements have exceeded our cash flow from operations as we attempt to build our business. Operating activities during the quarter ended March 31, 2001 used cash of $16,046. Operating activities were primarily funded through advances from Tampa Bay Financial, Inc. of $16,360. At March 31, 2001 we had cash and cash equivalents of $500. Our accrued expenses were substantially converted to equity in April 2000 through the issuance of common shares.

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
The factors that might cause such differences include, among others, the following:
(i) any material inability of the Company to successfully identify, consummate and integrate acquisitions at reasonable and anticipated costs to the Company; (ii)
any material inability of the Company to successfully internally develop its products;
(iii) any adverse effect or limitations caused by Governmental regulations; (iv) any

                                       10

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

                                       11

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

          05/15/2001                        /s/  Matthew A. Veal
             Date                           Mathew A. Veal, Director, Chief financial
                                                            and Accounting officer