Form 10QSB
period 2001-06-30
AMERICAN COMMUNICATIONS ENTERPRISES INC
filed 2001-08-20
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
                 For the quarterly period ended June 30, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from
    _________________ to ____________.

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

                                YES ( X ) NO ( )

Indicate the number of shares  outstanding  of each of the  issuer's  classes of stock as of August 10, 2001.

                            113,923,579 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.

                              INDEX TO FORM 10-QSB

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (unaudited)

                Balance Sheets as of June 30, 2001 and December 31, 2000.......... 4

                Statement of Operations for the six months and three months ended June 30, 2001 and 2000 and the period from October 29,
                1998 (commencement of the development stage) to June 30, 2001..... 5

                Statement of Stockholders' Equity (Deficit) for the six months ended June 30, 2001............................................... 6

                Statements of Cash Flows for the six months and three months ended June 30, 2001 and 2000 and the period from October 29,
                1998 (commencement of the development stage) to June 30, 2001..... 7

                Notes to Financial Statements..................................... 9

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations ........................................ 10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings......................................................... 12
Item 2. Changes in Securities..................................................... 12
Item 3. Defaults Upon Senior Securities........................................... 12
Item 4. Submission of Matters to a Vote of Securities Holders..................... 12
Item 5. Other Information......................................................... 12
Item 6. Exhibits and Reports on Form 8-K.......................................... 12

Signatures ....................................................................... 12

                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this filing are "forward-looking statements"
within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding intent, belief or our current expectations, with respect to, among other things: (i) our financing plans; (ii)
trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate,"
"anticipate," "believe," "intent," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are changes in technology, fluctuations in our quarterly results, ability to continue and manage our growth, liquidity and other capital resource issues, competition and the other factors discussed in detail in our filings with the Securities and Exchange
Commission.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

CURRENT ASSETS                                       June 30, 2001        December 31, 2000
                                                      (unaudited)

  Cash                                                $         80         $         186

     Total Current Assets                             $         80         $         186
                                                      =============        ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable and accrued expense                $    173,802         $      10,460
  Advances payable to related party                        149,539               114,569

     Total Current Liabilities                             323,341               125,029

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, authorized 500,000,000 common
shares; par value .001, 113,923,579 and
97,950,128 shares issued and  outstanding,               1,682,983             1,321,983
Accumulated deficit during the development stage        (2,006,244)           (1,446,826)

     Total Stockholders' Equity (Deficit)                 (323,261)             (124,843)

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                $         80         $         186
                                                      =============        ==============

See accompanying notes.

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
                                                                                                                     From
                                                                                                               Inception of the
                                                                                                                  Development
                                                                                                                   Stage on
                                                       For the                          For the                  October 29,
                                                   Six Months Ended                Three Months Ended            1998 Through
                                                       June 30,                         June 30,                   June 30,
                                                2001              2000           2001             2000               2001

REVENUES

  Revenues                                $        -       $   252,403      $        -        $ 126,238       $   642,802
  Cost of goods sold                               -           100,690               -           47,623           303,939

     Gross Profit                                  -           151,713               -           78,615           338,863

EXPENSES

  General and administrative                 559,418           464,408         214,598          260,670         2,187,078
  Sales and marketing                              -            70,557               -           34,924           160,338

     Total Expenses                         (559,418)          534,965         214,598          295,594         2,347,416

  Other Income (Expense)                           -               646               -                -             2,309

  Net loss before provision
   for income taxes                         (559,418)         (382,606)       (214,598)        (216,979)       (2,006,244)
  Provision for income taxes                       -                 -               -                -                 -

NET LOSS                                  $ (559,418)       $ (382,606)      $(214,598)       $(216,979)      $(2,006,244)
                                          ===========       ===========      ==========       ==========      ============

Weighted average loss per share
  Basic and Diluted                           (0.005)           (0.005)         (0.002)         (0.0025)
                                          ===========       ===========      ==========       ==========

Weighted average shares outstanding
  Basic and Diluted                       103,654,932        72,720,000     109,486,509       73,148,000
                                          ===========       ===========      ==========       ==========

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                     FOR THE SIX-MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                                                   Deficit
                                                                                 Accumulated
                                                                                  During the
                                                Common Stock                     Development
                                           Shares            Amount                  Stage

Balance, December 31, 2000               97,950,128      $  1,321,983          $   (1,446,826)

Issuance of common stock
  for services ($.0226 per share)        15,973,451           361,000                       -

Net loss for the six-months
 ended June 30, 2001                              -                 -                (559,418)

Balance, June 30, 2001                  113,923,579      $  1,682,983          $   (2,006,244)

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                     From
                                                                                                               Inception of the
                                                                                                                  Development
                                                                                                                   Stage on
                                                          For the                          For the               October 29,
                                                      Six Months Ended                Three Months Ended         1998 Through
                                                          June 30,                         June 30,                June 30,
                                                   2001              2000           2001             2000               2001
CASH FLOWS FROM OPERATING
  ACTIVITIES:

Net loss                                   $    (559,418)      $   (382,606)    $   (214,598)    $   (216,979)   $ (2,006,244)

ADJUSTMENTS TO RECONCILE NET
 LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:

Bad debt expense                                       -            26,666                 -           23,144          40,285
Depreciation and amortization                          -            26,400                 -           12,450          44,550
Loss on abandoned assets                               -                 -                 -                -         180,451

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

(Increase) Decrease in receivables                     -            40,499                 -           15,199         (40,285)
Increase (Decrease) in payables
  and accrued expenses                           163,342            96,654          (165,432)          88,243         167,662
Stock issued for services                        361,000           106,367           361,000           78,000      1,217,883

Net cash provided (used) by
  operating activities                           (35,076)          (86,020)          (19,030)              57       (395,698)

CASH FLOWS FROM
 INVESTING ACTIVITIES:

  Purchase of fixed assets                             -                 -                 -                -         (4,136)

CASH FLOWS FROM
 FINANCING ACTIVITIES:

Advances from stockholder                         34,970            25,000            18,610                -         155,679
Issuance of common stock                               -            25,000                 -                -         200,100
Issuance of debt                                       -                 -                 -                -          50,000
Payments of capital
 lease obligations                                     -            (5,865)                -           (3,000)         (5,865)

NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES:                           34,970            44,135            18,610           (3,000)        399,914

Net (Decrease) Increase in cash                     (106)          (41,885)             (420)          (2,943)             80

Cash at beginning of period                          186            43,613               500            4,671               -

Cash at end of period                      $          80       $     1,728      $         80     $      1,728    $         80
                                           ==============      ============     =============    =============   =============

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Unaudited) (continued)
                                                                                                                 From
                                                                                                            Inception of the
                                                                                                              Development
                                                                                                               Stage on
                                                  For the                            For the                  October 29,
                                             Six Months Ended                    Three Months Ended          1998 Through
                                                 June 30,                            June 30,                   June 30,
                                           2001              2000              2001            2000              2001

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:

  Interest                            $             -  $              -  $            -  $             -  $              -
                                      ===============  ================  ==============  ===============  ================

  Income taxes                        $             -  $              -  $            -  $             -  $              -
                                      ===============  ================  ==============  ===============  ================

SUPPLEMENTAL DISCLOSURE
  OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

  Equipment purchased under
   capital lease                      $             -  $         34,379  $            -  $             -  $         38,515

  Stock issued for services           $       361,000  $        106,367  $      361,000  $        78,000  $      1,217,883
  Stock issued for debt               $             -  $              -  $            -  $             -  $         50,000
  Stock issued for license            $             -  $              -  $            -  $             -  $        215,000
  Disposal of asset and
   Capital lease payable              $             -  $              -  $            -  $             -  $         32,650

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  BUSINESS ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        American Communications Enterprises, Inc. (the "Company") was incorporated under the laws of the state of Nevada on October 29, 1998. The Company is considered to be in the development stage, as defined in Financial Accounting Standards
        Board Statement No. 7. The Company is currently in the process of creating strategic relationships and acquiring complementary operating companies within the global communications industry that have proven management and state-of-the-art technologies. Through October 12, 2000, the Company sought to purchase and operate radio stations throughout the United States. The planned principal operations of the Company have not commenced, therefore accounting policies and procedures have not yet been established.

        Basis of Presentation: The accompanying unaudited financial statements of the
        Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the
        Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June
        30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes should be read in conjunction with the Company's financial statements as of December 31, 2000 contained in its Form 10-KSB.

NOTE 2:  RELATED PARTY TRANSACTIONS

        During the quarter, the Company borrowed from Tampa Bay Financial, Inc. $18,610, which is non-interest bearing, unsecured, and due on demand.

NOTE 3:  GOING CONCERN

        The accompanying financial statements have been prepared on a concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $323,261, an accumulated deficit of $(2,006,244) as of June 30, 2001, and a net loss for the quarter then ended of $244,147. Accordingly its ability to continue as a going concern is dependent on obtaining capital and financing for its planned principal operations. The Company plans to secure financing for its acquisition strategy through the sale of its common stock and issuance of debt.
        However, there is no assurance that the Company will be successful in their efforts to raise capital or secure other financing. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE 4:  RECENT EVENTS

        The Company entered into a letter of intent in May, 2001, to acquire 100%
        ownership of Aero Group, Inc., through a reverse merger. As of the date of this filing this transaction has not been consummated; however, Tampa Bay Financial,
        Inc., a related party shareholder, has advanced $375,000 during July and August,
        2001, to Aero Group, Inc. in connection with its obligations under the letter of intent.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        OVERVIEW

        The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000 and the financial statements as of and for the six months ended June 30, 2001 and 2000 included with this Form 10-QSB.

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

        RESULTS OF OPERATIONS

        For the six months and quarter ended June 30, 2001, we did not generate any revenues. We generated $252,403 and $126,238 in revenues for the six months and quarter ended June 30, 2000, through the Time Brokerage Agreement with the
        Stations, that primarily consisted of commercial or program time sold.

        We incurred a net loss of approximately $559,418 and $214,598 for the six months and quarter ended June 30, 2001 as compared with a net loss of $382,606 and
        $216,979 for the six months and quarter ended June 30, 2000. For the quarter ended June 30, 2001, our operating expenses of $214,598 consist primarily of accrued fees which were paid in April, 2001 through the issuance of common shares, whereas in the quarter ended June 30, 2000 operating expenses of
        $295,594 consisted of broadcast operations, sales and marketing and general and administrative expenses. Such expenses decreased by $80,996 as a result of the cessation of our Time Brokerage Agreement.

        The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results for any future interim period or for the year ending
        December 31, 2000. We expect to expand upon obtaining capital and financing for our planned principal operations.

                                       10

        LIQUIDITY AND CAPITAL RESOURCES

        Our operating requirements have exceeded our cash flow from operations as we attempt to build our business. Operating activities during the quarter ended
        June 30, 2001, used cash of $19,030. Operating activities were primarily funded through advances from Tampa Bay Financial, Inc. of $18,610. At June 30, 2001, we
        had cash and cash equivalents of $80. Our accrued expenses were substantially converted to equity in April, 2001 through the issuance of common shares.

        Based upon our current plans, we anticipate that we will need to seek additional funding. The Company is pursuing acquisitions. Pursuit of acquisitions are in their early stages, however, it is difficult to predict what revenue stream, if any, they will generate.

        We do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. We expect that we will continue to be required to raise capital to fund operations for the next year as targeted acquisitions may need cash to fund their operations. We will attempt to raise this capital by borrowing, but no lender has issued a binding commitment to the
        Company. Therefore, we expect to engage in one or more private placements of common stock to fund our operating needs. We have engaged in discussions with several parties who have expressed interest in assisting us in such a private offering, based on potential acquisitions. Management is confident that private equity or debt financing will be available to fund it until revenues from operations are sufficient to fund operations.

        CAUTIONARY STATEMENT

        This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of
        1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's
        Discussion and Analysis of Financial Condition and Results of Operations, and
        include statements regarding the intent, belief or current expectations of the
        Company, its directors or its officers with respect to, among other things: (i)
        the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans; and (iii) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such difference include, among others, the following: (i) any material inability of the Company to successfully internally develop its products;(iii) any adverse effect or limitations caused by
        Governmental regulations; (iv) any adverse effect on the Company's continued
        positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Company to successfully conduct its business in new markets;
        and (vii) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward-looking statements made in this Form
        10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

                                       11

                                     PART II

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

        a)       Exhibits:
                 10.1     Letter of Intent dated May 17, 2001, between the Registrant and Aero Group, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5/15/2001                                            /s/  Matthew A. Veal
Date                                                 Matthew A. Veal
                                                     Director, Chief Financial Officer,
                                                     and Accounting Officer

                                       12