Form 10QSB
period 2001-09-30
AMERICAN COMMUNICATIONS ENTERPRISES INC
filed 2001-11-19
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X)  Quarterly  report  pursuant  to Section 13 or 15(d) of the  Securities  and
Exchange Act of 1934.

               For the quarterly period ended September 30, 2001.

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

                                 (941) 923-1949
               Registrant's Telephone Number, Including Area Code

Check whether the registrant: (1) has filed all reports required to be filed by
Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES ( X ) NO ( )

Indicate the number of shares  outstanding  of each of the  issuer's  classes of stock as of November 10, 2001.

                            131,733,896 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                   AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements (unaudited)

                  Balance Sheets as of September 30, 2001 and December 31,
                  2000..........................................................3

                  Statements of Operations for the nine months and three
                  months ended September 30 and September 30, 2001 and 2000.....4

                  Statements of Stockholders' Equity (Deficit) for the
                  nine months ended September 30, 2001..........................5

                  Statements of Cash Flows for the nine months and
                  three months ended September 30 and
                  September 30, 2001 and 2000 ..................................6

                  Notes to Financial Statements.................................8

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..........................10

PART II. OTHER INFORMATION

                   AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEETS

                                                              September 30, 2001        December 31,
                                                                  (Unaudited)               2000

                                     ASSETS
CURRENT ASSETS

     Cash                                                      $        310             $        186

Total Assets                                                   $        310             $        186
                                                               =============            =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                          $     10,199             $     10,460
     Accrued consulting fees                                         64,500                        -
     Advances payable to related party                              152,716                  114,569
         Total Current Liabilities                                  227,415                  125,029

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

     Common stock; authorized 500,000,000
     common shares; par value .001,
     126,773,579 and 97,950,128 shares issued
     and outstanding at 9/30/01 and 12/31/00                      2,068,483               1,321,983

     Deficit accumulated during the
     development stage                                           (2,295,588)             (1,446,826)

                  Total Stockholders' Deficit                      (227,105)               (124,843)

Total Liabilities and Stockholders' Deficit                    $        310             $       186
                                                               =============            ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           From Inception
                                              Nine-Months                    Three-Months                  On October 28,
                                                 Ended                          Ended                       1998 through
                                              September 30,                  September 30,                  September 30,
                                          2001            2000           2001           2000                   2001

REVENUE

   Revenues                         $           -  $     252,403  $            -  $           -          $    642,802
   Cost of goods sold                           -        100,690               -              -               303,939

     Gross Profit                                        151,713                              -               338,863

EXPENSES

   General and
   Administrative                         848,762        591,922         289,344        154,180             2,371,894
   Sales and marketing                          -         70,557               -              -               133,672
   Provisions for bad debt                      -         14,785               -         11,881                26,666

     Total Expenses                       848,762        677,264         289,344        142,299             2,532,232

Other Income (expense)

Other Income                                    -            646               -              -                 2,309
Loss on abandoned assets                        -       (33,365)               -       (33,365)                     -
Impairment of Intangibles                       -      (175,600)               -      (175,600)                     -

Net Loss before Provision for
   income taxes                         (848,762)      (733,870)       (289,344)      (351,264)           (2,191,060)

Provision for income taxes                     -              -               -              -                      -

NET LOSS                            $   (848,762)  $   (733,870)  $    (289,344)  $   (351,264)          $(2,191,060)
                                    =============  =============  ==============  =============          ============

Weighted average loss
Per share
Basic and Diluted                   $     (0.008)  $      (0.01)  $      (0.002)  $     (0.005)
                                    =============  =============  ==============  =============

Weighted average shares
Outstanding
Basic and Diluted                    106,717,457     72,809,094     118,393,144     73,860,840
                                    =============  =============  ==============  =============

SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                   AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                  FOR THE THREE-MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

                                                                    Deficit
                                                                  Accumulated
                                                                   During the
                                           Common Stock           Development
                                       Shares         Amount         Stage

Balance, December 31, 2000           97,950,128   $ 1,321,983   $ (1,446,826)

Issuance of common stock
For services ($0.0226 per share)     15,973,451       361,000              -

Issuance of common stock
For services ($.022 per share)       12,850,000       385,500              -

Net Loss for the nine-months
Ended September 30, 2001                      -             -       (848,762)

Balance, September 30, 2001         126,773,579   $ 2,068,483   $ (2,295,588)
                                    ===========   ===========   =============

SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                   AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  From Inception
                                            Nine-Months                    Three-Months           On October 28,
                                               Ended                          Ended                1998 through
                                            September 30,                  September 30,           September 30,
                                        2001            2000           2001           2000             2001

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                             $   (848,762)  $   (733,870)  $    (289,344) $   (351,264)  $ (2,191,060)

ADJUSTMENTS TO RECONCILE
NET LOSS TO NET CASH USED
IN OPERATING ACITIVITIES:

Bad debt expense                                -         14,785               -       (11,881)        40,285
Depreciation and amortization                   -         26,400               -             -         44,550
Loss on abandoned assets                        -         33,365               -        33,365        180,451
Impairment of assets                            -        175,600               -       175,600

CHANGES IN OPERATING ASSETS
AND LIABILITIES:

(Increase) Decrease in receivables              -         55,441               -        14,942        (40,285)
Increase (Decrease) in payables
and accrued expenses                       64,239        178,811         (99,103)       82,157         66,559
Stock issued for services                 746,500        117,528         385,500        11,161      1,500,883

Net cash provided (used) by
Operating activities                      (38,023)      (131,940)         (2,947)      (45,920)      (398,617)

CASH FLOWS FROM
INVESTING ACTIVITIES:

Purchase of fixed assets                        -              -               -             -         (4,136)

CASH FLOWS FROM
FINANCING ACTIVITIES

Advances from stockholder                  38,147         73,000           3,177        48,000        158,856
Issuance of common stock                        -         25,000               -             -        200,100
Issuance of debt                                -              -               -             -         50,000
Payments of capital
Lease obligations                               -         (5,865)              -             -         (5,865)

SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                   AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS - (CONTINUED)
                                   (Unaudited)

                                                                                       From Inception
                                            Nine-Months               Three-Months     On October 28,
                                               Ended                     Ended          1998 through
                                           September 30,             September 30,      September 30,
                                       2001            2000        2001         2000        2001

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES:               784,647       92,135      388,677      48,000        403,091

Net (Decrease) Increase in cash            124      (39,805)         230       2,080           338

Cash at beginning of period         $      186  $    43,613  $        80  $    1,728     $        -

Cash at end of period               $      310  $     3,808  $       310  $    3,808     $      338

Supplemental cash flow
Information:

Cash paid for:

Interest                            $        -  $         -  $         -  $        -
Income taxes                        $        -  $         -  $         -  $        -

Non-cash transactions:

 Equipment purchased
  Under capital lease               $        -  $    34,379  $         -  $        -

 Stock issued for services          $  746,500  $   117,528  $   388,500  $   11,161

SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                   AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: BUSINESS ORGANIZATION AND SIGNIFICANT ACCOUNTING POLOCIES

American Communications Enterprises, Inc. (the "Company") was incorporated under the laws of the state of Nevada on October 29, 1998. The Company is considered to be in the development stage, as defined in Financial Accounting Standards
Board Statement No. 7. The Company is currently in the process of creating strategic relationships and acquiring complementary operating companies that have proven management and state-of-the-art technologies.

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

Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2001. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of
December 31, 2000 contained in its Form 10-KSB.

NOTE 2: RELATED PARTY TRANSACTIONS

During the quarter, the Company borrowed $3,177 from Tampa Bay Financial, Inc., which is non-interest bearing, unsecured, and due on demand.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $(227,105), an accumulated deficit of $(2,295,558) as of September
30, 2001, and a net loss for the quarter then ended of $(289,344). Accordingly its ability to continue as a going concern is dependent on obtaining capital and financing for its planned principal operations. The Company plans to secure financing for its acquisition strategy through the sale of its common stock and issuance of debt. However, there is no assurance that they will be successful in their efforts to raise capital or secure other financing, although it has secured a funding commitment for $1.5 million from Tampa Bay Financial, Inc.These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                   AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000 and the financial statements as of and for the nine months ended September 30, 2001 and 2000 included with this Form
10-QSB. We are considered to be in the development stage as defined in Financial
Accounting Standards Board Statement No. 7. Although the Company has been in existence for a number of years, management's efforts to develop the Company's business have not yet resulted in generation of significant revenues. To date, management's efforts have focused on acquisitions within the communications industry. The Company has recently changed the focus of its business, from radio communications to genomics-based products. Until acquisitions and research have been completed, and potential customers are convinced of the viability of the
Company's fetus-testing products, it is unlikely that the Company will generate significant revenue. The following discussion of the Company's historical financial results should be read against that background. Readers are referred to the cautionary statement, which addresses forward-looking statements made by the Company.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

For the quarter ended September 30, 2001 we did not generate any revenues. We generated $ -0- in revenues for the quarter ended September 30, 2000, through the Time Brokerage Agreement with the Stations, that primarily consisted of commercial or program time sold.

We incurred a net loss of approximately $(289,344) for the quarter-ended
September 30, 2001 as compared with a net loss of $(351,264) for the quarter-ended September 30, 2000. Our operating expenses of $(289,344) consist primarily of accrued consulting fees which were paid through the issuance of common shares. Whereas in the quarter ended September 30, 2000 operating expenses of $142,299 consisted of wind up of broadcast operations, sales and marketing and general and administrative expenses. Such expenses increased by
$147,045 as a result of an increase in accrued consulting fees.

The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results for any future interim period or for the year ending December 31, 2000. We expect to expand upon obtaining capital and financing for our planned principal operations in neonatal genomics.

Nine Months Ended September 30, 2001 and 2000

We incurred a net loss of approximately $848,762 for the nine months ended
September 30, 2001 as compared with a net loss of $733,870 for the nine months ended September 30, 2000.

Our sales and cost of sales for the nine months and three months ended September
30, 2001, were $-0- and $-0- compared to $-0- and $-0- in the corresponding period of the prior year which reflects the fact that we have yet to commence our operations.

Our operating expenses consist primarily of general and administrative expenses and depreciation and amortization. General and administrative expenses increased to $848,762 for the nine months ended September 30, 2001 from $677,264 for the nine months ended September 30, 2000 and principally includes payroll and

                   AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

related taxes; professional fees for consulting, business development, legal and accounting; office supplies expense; travel expense and organizational costs.

Inflation and Deflation

We do not believe that either  inflation or  deflation  will have a  significant effect on operations for the foreseeable future.

Market Risk Exposure

We do not  consider  the market  risk  exposure  relating  to  foreign  currency exchange to be or to have been material.

Financial Position, Liquidity and Capital Resources

Our operating requirements have exceeded our cash flow from operations as we attempt to build our business. Operating activities during the quarter ended
September 30, 2001 used cash of $(2,947). Operating activities were primarily funded through advances from Tampa Bay Financial, Inc. of $3,177. At September
30, 2001 we had cash and cash equivalents of $310. Our accrued expenses were substantially paid through the issuance of common shares.

Based upon the Company's current plans, the Company anticipates that it will need to seek additional funding. The Company is pursuing acquisitions. Pursuit of acquisitions is in its early stages, however, and it is difficult to predict what revenue stream, if any, it will generate. The Company does not expect its revenue stream to be sufficient to cover costs of operations in the immediate future. The Company expects that it will continue to be required to raise capital to fund operations for the next year as any acquired company will need cash to fund its operations. The Company will attempt to raise this capital through a $1.5 million commitment to the Company. Management is confident that private equity or debt financing will continue to be available to fund it until revenues from operations are sufficient

We will require the proceeds of our financial commitment from Tampa Bay
Financial, Inc. to expand our genomics research operations and to provide our future working capital. Based upon our current plans and assumptions relating to our business plan, we anticipate that we may need to seek additional financing to fund our proposed acquisition strategy. Due to the need for working capita1, we will continue to seek additional debt and/or equity financing from existing shareholders and other investment capital resources.

                                       11

                   AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of
1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's
Discussion and Analysis of Financial Condition and Results of Operations, and
include statements regarding the intent, belief or current expectations of the
Company, its directors or its officers with respect to, among other things: (i)
the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans and (iii) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of the Company to successfully identify, consummate and integrate acquisitions at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully internally develop its products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued
positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Company to successfully conduct its business in new markets;
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

         NONE

Item 3. Defaults Upon Senior Securities

         NONE

Item 4. Submission of Matters to a Vote of Securities Holders

         NONE

Item 5. Other Information

On November 14, 2001, the Company acquired Neogenomics, Inc., a Florida bio-tech startup company organized for the principal purpose of developing genomics tools for women's diseases, such as ovarian cancer and the early diagnosis of neonatal illness. The transaction provided that the Company acquired all of the issued and outstanding common stock of Neogenomics, Inc. and the Company issued
238,500,000 shares of its common stock. Of such shares, 119,250,000 shares will be placed in escrow which can be released (in whole or in part) to Dr. Michael
Dent, the founder of Neogenomics upon the achievement of certain milestones:

                                       12

                   AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

1. The Company will release 23,850,000 shares when Neogenomics, Inc. completes the following: Neogenomics, Inc. enters into an employment agreement with a qualified laboratory director, enter into a lease agreement for offices and laboratory, and enter into an employment agreement with Dr. Dent.

2. The Company will release 23,850,000 shares when Neogenomics, Inc. completes the following: Neogenomics, Inc. orders substantially all of the laboratory equipment necessary to commence operations (either through purchase or lease)
and enters into an employment agreement with at least one qualified individual to undertake scientific research as contemplated by the Neogenomics, Inc.
business plan.

3. The Company will release 23,850,000 shares when Neogenomics, Inc. completes the following: Neogenomics, Inc. establishes a qualified scientific advisory board of at least two members, and the board holds its first meeting.

4. The Company will release 23,850,000 shares when Neogenomics, Inc. completes the following: Neogenomics, Inc. hires the personnel necessary to operate its laboratory and the laboratory becomes operational.

5. The Company will release 23,850,000 shares when Neogenomics, Inc. completes the following: Neogenomics, Inc. hires personnel necessary to commence research activities (as contemplated by Neogenomics, Inc. business plan) and Neogenomics,
Inc. begins research activities.

Immediately prior to the closing of the acquisition the total number of shares issued and outstanding will consist of 166,500,000 shares of common stock.
Additionally, as of the closing, the Company will not have any outstanding options, warrants and other convertible securities (other than the options issued to Dr, Dent).

Upon the achievement of each milestone, Tampa Bay Financial, Inc. (TBF), a related party, has agreed to provide additional funding through the purchase of
45,000,000 restricted shares of the Company's common stock for $1,500,000 in tranches of $300,000 each.

At the closing, the Company and Neogenomics, Inc. shall have a board of directors of at least 5 persons, with the majority to be selected by Dr. Dent.

TBF has the right of first refusal with respect to any sale of shares by the
Company. In this connection, in the event that the company intends to issue any securities, the Company will first offer TBF the right to acquire the shares at a price which is equal to 50% of the current trading price of the shares.

Dr. Dent shall serve as president and chief executive officer of the Company and
Neogenomics, Inc. and an individual selected by TBF shall serve as the chief financial officer of the Company and Neogenomics, Inc. The appointed board of directors of the Company will select the other officers of the Company.

Dr. Dent also received options to acquire up to 135,000,000 additional shares of the Company's common stock at an exercise price of $0.0001 per share. The exercise rights vest on different accomplishments by the Company.

The Company will enter into a consulting agreement with TBF in which TBF will provide services related to the Company's maintaining their public status and paying the salary of the chief financial officer. In return the

                                       13

                   AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

Company will pay TBF $10,000 per month. The Company has agreed to settle all liabilities and terminated its Letter of Intent with Aerogroup International
Corporation

Item 6. Exhibits and Reports on Form 8-K

2.1      Agreement and Plan of Exchange by and among American Communications Enterprises, Inc.,
         Tampa Bay Financial, Inc., Neogenomics, Inc. and Michael T. Dent, M.D.
10.14    Consulting Agreement between the Company and Tampa Bay Financial, Inc.
10.15    Employee Stock Option Agreement between the Company and Michael T. Dent, M.D.
10.16    Employee Agreement between the Company and Michael T. Dent, M.D.
10.17    Shareholders Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

11/16/2001                        /s/      Matthew A. Veal
Date                                       Matthew A. Veal, Director, Chief Financial
                                           and Accounting Officer
ACENL12.1