Form 10KSB
period 2001-12-31
NEOGENOMICS INC
filed 2002-05-21
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange
                                  Act of 1934.

                      For the Year Ended December 31, 2001

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.

            For the transition period from __________ to __________.

                        Commission File Number: 333-72097

                                NEOGENOMICS, INC.

                                      f/k/a

                    American Communications Enterprises, Inc.
             (Exact name of Registrant as specified in its charter)

           NEVADA                                             74-2897368
(State or other jurisdiction of                         (IRS Employer I.D. No.)
incorporation or organization)

                    355 Interstate Blvd., Sarasota, FL 34240
                     Address of Principal Executive Offices:

                                 (941) 923-1949
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

                                   X Yes  __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

       The issuer's revenues for the most recent fiscal year were $1,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 31, 2002 was $1,951,275. Shares of common stock held by each officer and director and by each person who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of March 15, 2002.

                            405,000,000 Common Shares

                   Documents Incorporated By Reference - NONE

            Transitional small business disclosure format. _ Yes X No

                                     PART I

Forward-Looking Statements.

Any matters discussed or incorporated by reference in this Form 10-KSB that are not historical facts are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Any expressions that indicate future events and trends are forward-looking statements and are subject to risks and uncertainties that could cause actual results to differ materially from historical results, results that we anticipate or results expressed or implied by such forward-looking statements. Our future performance and financial results could differ materially from those reflected in this report due to general financial, economic, regulatory and political conditions or additional factors unknown to us at this time, as well as specific risks and uncertainties such as those set forth in documents filed by us with the SEC.

Item 1.

DESCRIPTION OF BUSINESS

NeoGenomics, Inc. owns and operates a genetic testing and research facility based in Naples, Florida specializing in women's health issues. Our common stock is listed on the NASDAQ Bulletin Board (OTCBB) under the symbol "NOGN." Our business plan features two concurrent objectives:

        1. Development of a clinical laboratory to offer routine cytogenetics testing (i.e. chromosome studies used in prenatal diagnosis of birth defects) and high-end molecular genetics services (i.e. DNA sequencing) using state of the art technology, and

        2. Investment of any laboratory profits (and additional capital from other sources) in the development of a research laboratory to develop a genetic based non-invasive replacement test for amniocentesis and to develop genomic products that will determine the genetic basis for female and neonatal diseases and cancers (See "Research and
           Development").

The combination of a clinical genetic and molecular biology laboratory with a cutting edge research facility is designed to allow for a short-term profit strategy, as well as long-term growth. We have recently opened our clinical laboratory and obtained the certifications necessary to begin operations. We have also hired a research director and begun preliminary research activities.

Historical Development

        NeoGenomics, Inc. (f/k/a American Communications Enterprises, Inc.) was
incorporated in Nevada in 1998. We commenced an IPO effective August 24, 1999.

        Our original purpose was to acquire and operate radio stations in Texas and other geographic regions of the United States. We intended to develop related
Internet services to network our planned regional clusters of radio stations in such markets. We believed that this cross-marketing strategy would allow us to offer greater advertising capabilities to potential advertisers, and therefore avail us of possibly greater revenue opportunities than available to radio stations on a "stand alone" basis. However, we were unable to raise the capital necessary to implement this business plan and began to pursue different opportunities.

        In November 2000, after a change in control of the Company, the new management team reevaluated the Company's strategic plan. Management concluded that shareholder value could be augmented by broadening the Company's focus from the radio industry to the broader telecommunications industry. After serious difficulties in the entire telecommunications industry became apparent, management concluded that it should focus on opportunities relating to the genomics industry. In November, 2001, we entered into negotiations to acquire
NeoGenomics, Inc., a Florida corporation ("NeoGenomics"). NeoGenomics' business plan was to develop a new procedure for amniocentesis that would not involve the injection of a needle inside the womb, and new advanced genetic testing methods, products for non-invasive prenatal diagnosis, and unlocking the genetic and molecular causes of female and neonatal diseases.

        In November 2001, we entered into a Plan of Exchange with NeoGenomics,
Tampa Bay Financial Financial, Inc. and Michael Dent, M.D. with respect to our acquisition of NeoGenomics. This transaction had the following principal terms:

                o The Company acquired 100% of the outstanding shares of
                  NeoGenomics, which became a wholly-owned subsidiary of the
                  Company.

                o Dr. Dent received 119,250,000 shares of our common stock. He also received the right to receive an additional 119,250,000 shares based upon the achievement of certain mile stones by NeoGenomics.

                o Dr. Dent was appointed President of the Company and received the right to appoint a majority of the directors of the Company. Dr.
                  Dent subsequently appointed Kevin Lindheim as a director.

                o Tampa Bay Financial Financial, Inc. agreed to purchase 45,000,000 shares of the Company's common stock for a price of $.0333 cents per share, or a total of $1,500,000, payable upon the achievement of certain milestones.

                o The Company agreed to engage Tampa Bay Financial to provide consulting services to the Company. Under this agreement, the
                  Company agreed to pay Tampa Bay Financial $10,000 per month for an initial term of one year. The agreement is renewable at Tampa
                  Bay Financial's option for two additional terms of one year each.
                  Under the consulting agreement, Tampa Bay Financial has the right of first refusal with respect to any future issuance of shares by the Company by a price of 50% of the price paid by any third party.

                o The Company agreed that it would not engage in any reverse stock split without the consent of Tampa Bay Financial for a period of two (2) years.

                o Dr. Dent received options to purchase up to 135,000,000 shares of the Company's common stock. Dr. Dent's right to exercise these options will vest upon the achievement of certain milestones set forth in the option agreement.

        In May 2002, the Company, Dr. Dent and Tampa Bay Financial entered into a letter agreement amending the terms of the Plan of Exchange and certain of the related documents. Under the terms of the letter agreement, the parties agreed as follows:

        1. The parties restructured the obligation of Tampa Bay Financial to purchase 45,000,000 shares of the Company's common stock. In particular, the
Company agreed that Tampa Bay Financial would immediately purchase 9,000,000 shares of common stock at a price of $.0333 per share, or $300,000. This amount will be payable through the cancellation of $190,000 of advances made by Tampa
Bay Financial to the Company together with the additional payments of $110,000 during May 2002. Tampa Bay Financial agreed to purchase the remaining 36,000,000 at a price of $.0333 per share, or an aggregate price of $1.2 million, payable in 12 equal installments over a period of 12 months commencing on June 15, 2002.

        2. The Company agreed to issue 71,550,000 shares to Dr. Dent based upon his fulfillment of the first three milestones set forth in the Plan of Exchange. The
Company agreed to deliver the remaining 47,700,000 shares to Dr. Dent upon the fulfillment of the last two milestones set forth in the Plan of Exchange.

        3. The Company agreed that Tampa Bay Financial could receive the fees payable under its consulting agreement through the issuance of shares rather than the payment of cash. In this connection, the Company agreed to issue
6,000,000 shares to Tampa Bay Financial in exchange for $60,000 of consulting fees accrued through May 16, 2002. The Company further agreed to issue shares in lieu of consulting fees during the next six months based upon the Company's current stock price, provided, that in no event, would Tampa Bay Financial receive no more than 1,000,000 shares per month.

        The Company agreed to amend the employment agreement with Dr. Dent to provide that Dr. Dent would have the right to receive his salary under the agreement in the form of shares of common stock. In this connection, the Company agreed to issue 6,249,600 shares to Dr. Dent in exchange for $62,496 of salary accrued through May 16, 2002. The Company further agreed to issue shares in lieu of salary during the next six months, based upon the current stock price, provided, that in no event would Dr. Dent receive more than 1,041,600 shares per month.

        4. The Company agreed to file a Form S-8 to cover any resales of shares received by Dr. Dent or Tampa Bay Financial under their consulting agreement and employment agreement.

        5. The Company agreed that upon the occurrence of a "substitution event,"
the Company would promptly issue to Tampa Bay Financial or its designees the balance of the 45,000,000 to be purchased by Tampa Bay Financial under the Plan of Exchange. Tampa Bay Financial would pay the purchase price for the shares pursuant to a non-recourse promissory note payable over a period of three years without interest. Tampa Bay Financial's financial obligations under the promissory note would be secured by a pledge on the shares purchased by Tampa
Bay Financial. Additionally, the consulting agreement with Tampa Bay Financial would be terminated.

        For purposes of the letter agreement, a "substitution event" means the acquisition of any person of more than 20% of the outstanding shares of the
Company (other than an acquisition by Tampa Bay Financial or Dr. Dent), the sale of all or substantially all of the assets of the Company, or a merger, share exchange or similar transaction, unless the beneficial owners of the Company prior to the transaction continue to own at least 80% of the outstanding shares of the Company after the transaction.

        6. The Company agreed release Tampa Bay Financial for any failure to fulfill its funding obligations in the original Plan of Exchange. The Company also agreed to release Dr. Dent and the Company from any failure to complete the stages set forth in the Plan of Exchange.

        NeoGenomics traces its roots back to its founder Dr. Michael Dent's 10 years of clinical experience in women's healthcare. Dr. Dent realized the potential for a multi-specialty approach to studying diseases in women and neonates; therefore, Dr. Dent sought to combine a group of research scientists from different fields including Oncology, Molecular Biology, Cytogenetics,
Oncogenomics and Proteinomics for the purposes of creating a state-of-the-art clinical and research laboratory dedicated to female and neonatal genetic issues in medicine.

        NeoGenomics was incorporated in Florida on June 1, 2001. We acquired
NeoGenomics on November 14, 2001 and later changed our parent company's name to
"NeoGenomics, Inc." and began to implement our new business plan.

Business of NeoGenomics

        We currently operate a clinical laboratory located in Naples, Florida. We offer three types of genetic diagnostic services.

        Cytogenetic Testing. Cytogenetic tests are routinely used to identify genetic abnormalities in pregnancy, as well as hematologic cancers. Most of our cytogenetic testing is chromosome analysis done through karyotyping (an analysis of the chromosomes in a single cell from one individual). As an adjunct to traditional chromosome analysis, we utilize Fluorescence In Situ
        Hybridization (FISH) technology to expand the capabilities of routine chromosome analysis in prenatal testing. FISH technology permits preliminary identification of the most frequently occurring numerical chromosomal abnormalities within 48 hours, while classical cytogenetic testing typically takes one to two weeks. The past decade has witnessed significant advances in molecular biology that have already had a profound impact on research in human genetics. Such developments have been applied to the clinical practice of medical genetics with a speed perhaps unmatched in any other field of biomedical science. FISH, already commonly used as an additional staining method (the colorization of chromosomes to highlight markers and abnormalities) for metaphase analysis (cells in a divided state after they are cultured), is now being applied to interphase chromosome analysis (uncultured, single cells). During the past 5 years, FISH has begun to demonstrate its considerable diagnostic potential. The development of molecular probes by using DNA sequences of differing sizes, complexity, and specificity, coupled with technological enhancements (direct labeling, multicolor probes, computerized signal amplification, and image analysis)
        make FISH a powerful investigative tool.

        The rapid detection of numerical chromosomal anomalies is made possible through centromere-specific repetitive DNA probes and chromosome-specific unique-sequence probes. The successful application of FISH to interphase cells, once the specificity and sensitivity of appropriate probes are determined, will be a welcome addition to the diagnostic armamentarium of clinical cytogenetics, providing rapid results and possibly overcoming much of the labor-intensive activity of tissue culture and karyotyping.

        Although FISH has great potential in a variety of cytogenetic studies, particular attention has been focused on its use in prenatal diagnosis of chromosomal anomalies, because of the speed with which results are attainable. However, as with all emerging technologies, the transition from the developmental phase to application as a standard diagnostic procedure must be accompanied by assurance of reliability, reproducibility, and accuracy, as well as by guidelines for appropriate use.

        Biochemical Testing. NeoGenomics offers both triple (AFP3(R)) & quad
        (AFP4(R)) marker prenatal genetic screening tests. AFP4(R)advanced screening testing has a higher detection rate and a lower false positive rate than the previous triple screen in assessing fetal risk of neural tube defects, Down Syndrome and Trisomy 18. We currently provide these tests on an outsourced basis.

        Molecular Genetics Testing. NeoGenomics' test menu includes DNA tests used in the screening and diagnosis of single gene disorders and hematological cancers. Today there are tests for about 450 genetic diseases. However, the majority of these tests remain available only to research laboratories and are offered only to family members of someone who has been diagnosed with a genetic condition. About 50 genetic tests are available for clinical use.
        We currently provide these tests on an outsourced basis.

         We plan to serve the following markets:

        Prenatal Testing: A prenatal genetic test is an optional medical test available to people who are considered to be at increased risk for having children with a chromosomal abnormality or an inherited genetic condition.
Prenatal testing is often used to look for conditions such as Down syndrome, spina bifida, cystic fibrosis, Tay-Sachs disease and others that would show up in early childhood. Two procedures are used in prenatal testing. Amniocentesis, which involves taking a sample of amniotic fluid from the womb for analysis, can be done during the 16th through 20th weeks of pregnancy. Another procedure, chorionic villus sampling (CVS), can be done earlier, at nine to 12 weeks. But these tests do carry a risk of miscarriage: depending on the mother's age and other factors, amniocentesis causes miscarriage in between 1 in 200 and 1 in 400 cases, and CVS has a risk of 1 in 100.

        Prenatal testing is offered to pregnant women over age 35, because their babies are at greater risk for having abnormal chromosomes. For example, a
35-year-old woman has about a 1 in 200 chance of having a baby with a chromosomal abnormality like Down syndrome. A 40-year-old woman has closer to 1 in 50 chance. But prenatal testing is increasingly being offered to pregnant women of all ages. In the third quarter of 2001, the American College of
Obstetricians and Gynecologists (ACOG) issued new guidelines recommending that all Caucasian women who are pregnant and couples considering pregnancy be offered a genetic test to determine if they are carriers of cystic fibrosis.
Current advances in genetic research make it possible to determine more and more conditions through prenatal testing, but we still have not entered an era in which doctors can medically treat most conditions that are discovered prenatally.

        General Population: Our laboratory has the capabilities to perform genetic testing in the following areas:

        |X| To find out if a person is a carrier for a certain disease.

        |X| To learn if a person has an inherited predisposition to a certain disease, like breast or ovarian cancer (also known as susceptibility testing).

        |X| To help expecting parents know whether their unborn child will have a genetic disease or disorder (prenatal testing).

        |X| To confirm diagnosis of certain diseases or disorders (for example,
            Alzheimer's disease).

        We initially will target all obstetricians in the Southwest Florida area that perform amniocentesis. Other potential customers we have identified for our clinical laboratory include:

        1. Local cytogenetics consultation
        2. High-end clinical molecular lab services
        3. Hospitals needing karyotyping performed on tissue and blood samples
        4. Hematologists and Oncologists who need the use of flow cytometry, diagnostic molecular biology, and cytogenetics testing.
        5. Breast Cancer profiles
        6. Regional reference labs for other major lab carriers such as Labcorp,
           Quest, and DSI Labs.

        With an estimated $20 billion generated in the diagnostic testing industry in 2001, genetic testing is expected to be a rapidly growing sector of this market. According to an October report by Frost & Sullivan entitled "U.S.
Genetic Testing", genetic testing in the U.S. totaled $319.9 million in 2000. Of that amount, $203.3 million was generated from prenatal testing. According to the National Center for Health Statistics, there were 103,874 amniocentesis performed in 1999.

Distribution Methods

        The Company performs all genetic testing at its clinical laboratory facility located in Naples, Florida, and then reports the results using a fully integrated interactive web site.

Status of New Products or Services

        NeoGenomics is compiling a genetic database and using a software program to link phenotypic data with the genetic data, and will use this information as a resource for the research and development lab, as well as in the bio/genetic-informatics arena. The sharing of intellectual property can be a source of revenue, and we expect to protect our genetic database, as well as any future testing methodology discovered within our research and development lab in order to sell the proprietary rights to various other research and clinical laboratories.

        Doctors now can test for genetic susceptibility for diseases like breast, ovarian or colon cancer, heart disease or Alzheimer's disease. These tests are most often offered to members of families at high risk for genetic conditions or to people who participate in research studies. Genetic counselors and some doctors can help a person understand what genetic predisposition to a disease will mean in an individual case.

Competitive Business Conditions

        We are engaged in segments of the human healthcare products industry that are extremely competitive. Competitive factors in the genetic diagnostics services business generally include reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting and timeliness of delivery of completed reports.

        Our competitors in the United States and elsewhere are numerous and include major pharmaceutical, surgical device and biotechnology companies. Some of these competitors may have more extensive research and development, regulatory, manufacturing and production capabilities. Some competitors may have greater financial resources. These companies may succeed in developing products that are more effective than any that we have or may develop and may also prove to be more successful than we are in producing and marketing products and services. In addition, technological advances or different approaches developed by one or more of our competitors may render our products obsolete, less effective or uneconomical. Each of our products and services faces different competitive challenges. We have described many of them below.

        Cytogenetic Testing. Currently there is no local facility in the Southwest
        Florida region offering fetal karyotyping. Most large labs currently send their amniocentesis to regional centers as far away as California. We expect to gain a significant market presence in the Southwest Florida region by offering faster turn-around times due to the proximity to our customers and with the development of an integrated web site to report real time results.

        Biochemical Testing. The clinical chemistry segment of our industry has been consolidated to a large extent, and the two largest national clinical laboratories in the U.S. -- Quest Diagnostics and Laboratory Corporation of
        America -- have a significant market share of outpatient testing. In 1999,
        Quest Diagnostics acquired the clinical laboratory operations of SmithKline
        Beecham Clinical Laboratories. The clinical laboratories' product offerings are broader and the two companies have more substantial financial and operational resources than the Company. Other competitors in this segment include special-purpose clinical laboratories and manufacturers of test kits and other diagnostic tools.

        Genetic Diagnostic Services. The United States market for prenatal cytogenetic and biochemical testing is divided among approximately 500 laboratories, many of which offer both types of testing. Of this total group, less than 20 laboratories market their services nationally.
        NeoGenomics believes that the industry as a whole is still quite fragmented, with the top 20 laboratories accounting for approximately 50%
        of market revenues.

        Genetic testing is performed by a relatively small number of large hospital systems, university medical centers and large commercial laboratories.
        Genzyme, Laboratory Corporation of America and Quest Diagnostics are the
        primary competitors with appreciable market share. Demand for this type of testing is growing due to new therapeutic drug treatments for specific genetic conditions. These drug treatments are often administered after genetic testing is complete in order to maximize effectiveness. The number of tests and the demand for existing tests will continue to grow as therapeutic treatments options expand. We expect to continually evaluating our test offerings to capitalize on this growth. In addition to the competition for customers, there is increasing competition for qualified personnel, particularly in the laboratory.

Sources and Availability of Raw Materials and Names of Principle Suppliers

        Through an informed consent process, we are starting to compile a genetic database correlating genetic information to phenotypic (medical history) data for the purposes of research analysis. We have formed an alliance with the
Naples Women's Center for the provision of blood and tissue study samples at no charge to the Company, and identified other potential strategic partners interested in becoming involved with our research. Naples Women's Center is a medical practice controlled by Dr. Michael Dent, our largest shareholder and
President.

Dependence on Major Customers

        We may become dependent on major customers, especially during our first years of service. Our first customer will be the Naples Women's Center, a medical practice founded and controlled by Dr. Michael Dent, our president and largest shareholder. This company is expected to be our major client in 2002. We intend to market our services to area physician groups and hospitals which, among other things, should reduce dependency on Naples Woman's Center.

Trademarks

        Our NeoGenomics logo has been filed for trademark with the United States
Patent and Trademark Office.

Need for Government Approval and Effect of Government Regulation

        Our business is subject to government regulation at the federal, state and local levels, some of which regulations are described under "Laboratory
Operations," "Anti-Fraud and Abuse," "Confidentiality of Health Information,"
"Food and Drug Administration" and "Other" below.

Laboratory Operations

        Cytogenetic Testing and Biochemical Testing. The Company's laboratory is located in Florida. Our laboratory has obtained certification under the federal Medicare program, the Clinical Laboratories Improvement Act of
        1967, as amended by the Clinical Laboratory Improvement Amendments of 1988
        (collectively, "CLIA `88"), and the respective clinical laboratory licensure laws of the state of Florida, where such licensure is required.
        The Clinical Laboratories Improvement Act provides for the regulation of clinical laboratories by the U.S. Department of Health and Human Services.
        Regulations promulgated under the act affect our genetics laboratories.

        The federal and state certification and licensure programs establish standards for the operation of medical laboratories, including, but not limited to, personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal or state regulatory agencies. In addition, federal regulatory authorities require participation in a proficiency testing program approved by HHS for many of the specialties and subspecialties for which a laboratory seeks approval from Medicare or Medicaid and certification under CLIA `88.
        Proficiency testing programs involve actual testing of specimens that have been prepared by an entity running an approved program for testing by the laboratory.

        A final rule implementing CLIA `88, published by HHS on February 28, 1992, became effective September 1, 1992. This rule has been revised on several occasions and further revision is expected. The CLIA `88 rule applies to virtually all laboratories in the United States, including our laboratory.
        We have reviewed our operations as they relate to CLIA `88, including, among other things, the CLIA `88 rule's requirements regarding laboratory administration, participation in proficiency testing, patient test management, quality control, quality assurance and personnel for the types of testing we undertake, and believes we are in compliance with these requirements. No assurances can be given that our laboratory will pass inspections conducted to ensure compliance with CLIA `88 or with any other applicable licensure or certification laws. The sanctions for failure to comply with CLIA `88 or state licensure requirements would include the inability to perform services for compensation, and upon obtaining a license, may be suspension, revocation or limitation of the labs' CLIA `88 certificate or state license, as well as civil and/or criminal penalties.

        Regulation of Genetic Testing. In 2000, the Secretary of Health and Human
        Services Advisory Committee on Genetic Testing published recommendations for increased oversight by the Centers for Disease Control and the FDA for all genetic testing. This committee continues to meet and discuss potential regulatory changes, but no additional formal recommendations have been issued.

        With respect to genetic therapies, which may become part of our business in the future, in addition to FDA requirements, the National Institutes of
        Health has established guidelines providing that transfers of recombinant
        DNA into human subjects at NIH laboratories or with NIH funds must be approved by the NIH Director. The NIH has established the Recombinant DNA
        Advisory Committee to review gene therapy protocols. We expect that all of our gene therapy protocols will be subject to review by the Recombinant DNA
        Advisory Committee.

Anti-Fraud and Abuse Laws

        Existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical and anatomic laboratories, and their referral sources, including physicians, hospitals and other laboratories.
One provision of these laws, known as the "anti-kickback law," contains extremely broad proscriptions. Violation of this provision may result in criminal penalties, exclusion from Medicare and Medicaid, and significant civil monetary penalties.

        Following a study of pricing practices in the clinical laboratory industry, the Office of the Inspector General ("OIG") of HHS conducted a study of pricing practices, and in January 1990 issued a report addressing how these pricing practices relate to Medicare and Medicaid. The OIG reviewed the industry's use of one fee schedule for physicians and other professional accounts and another fee schedule for patients/third-party payors, including Medicare, in billing for testing services, and focused specifically on the pricing differential when profiles (or established groups of tests) are ordered.

        Existing federal law authorizes the Secretary of HHS to exclude providers from participation in the Medicare and Medicaid programs if they charge state
Medicaid programs or Medicare fees "substantially in excess" of their "usual charges." On September 2, 1998, the OIG issued a final rule in which it indicated that this provision has limited applicability to services for which
Medicare pays under a Prospective Payment System or a fee schedule, such as anatomic pathology services and clinical laboratory services. In several
Advisory Opinions, the OIG has provided additional guidance regarding the possible application of this law, as well as the applicability of the anti-kickback laws to pricing arrangements. The OIG concluded in a 1999 Advisory
Opinion that an arrangement under which a laboratory offered substantial discounts to physicians for laboratory tests billed directly to the physicians could potentially trigger the "substantially in excess" provision and might violate the anti-kickback law, because the discounts could be viewed as being provided to the physician in exchange for the physician's referral to the laboratory of non-discounted Medicare business, unless the discounts could otherwise be justified. The Medicaid laws in some states also have prohibitions related to discriminatory pricing.

        Under another federal law, known as the "Stark" law or "self-referral prohibition," physicians who have an investment or compensation relationship with an entity furnishing clinical laboratory services (including anatomic pathology and clinical chemistry services) may not, subject to certain exceptions, refer clinical laboratory testing for Medicare patients to that entity. Similarly, laboratories may not bill Medicare or Medicaid or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare and Medicaid claims for the affected testing services, as well as the imposition of civil monetary penalties. Some states also have laws similar to the Stark law.

        We will seek to structure our arrangements with physicians and other customers to be in compliance with the anti-kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel. However, we are unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not become subject to scrutiny under them.

        In February 1997 (as revised in August 1998), the OIG released a model compliance plan for laboratories that is based largely on corporate integrity agreements negotiated with laboratories that had settled enforcement action brought by the federal government related to allegations of submitting false claims. We have adopted aspects of the model plan that we deem appropriate to the conduct of our business. We are unable to predict whether, or to what extent, these developments may have an impact or the utilization of our services.

Confidentiality

        The Health Insurance Portability and Accountability Act of 1996 ("HIPAA")
contains provisions that affect the handling of claims and other patient information that are, or have been, transmitted electronically. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to healthcare providers, which include physicians and clinical laboratories. Rules implementing various aspects of
HIPAA are continuing to be developed. National standards for electronic healthcare transactions were published by HHS on August 17, 2000. The regulations establish standard data content and formats for submitting electronic claims and other administrative health transactions. All healthcare providers will be able to use the electronic format to bill for their services and all health plans and providers will be required to accept standard electronic claims, referrals, authorizations, and other transactions. Under the regulation, all electronic claims transactions must follow a single standardized format. All health plans, providers and clearinghouses must comply with the standards by October 2003. Failure to comply with this rule could result in significant civil and/or criminal penalties. Despite the initial costs, the use of uniform standards for all electronic transactions could lead to greater efficiency in processing claims and in handling health care information.

        On December 28, 2000, HHS published rules governing the use of individually identifiable health information. The regulation protects certain health information ("protected health information" or "PHI") transmitted or maintained in any form or medium, and requires specific patient consent for the use of PHI for purposes of treatment, payment or health care operations. For most other uses or disclosures of PHI, the rule requires that covered entities (healthcare plans, providers and clearinghouses) obtain a valid patient authorization. For purposes of the criminal and civil penalties imposed under Title XI of the
Social Security Act, the current date for compliance is 2003. Proposed security standards for electronic health data, published in August 1998, have not yet been finalized. Complying with the Standards, Security and Privacy rules under
HIPAA will require significant effort and expense for virtually all entities that conduct healthcare transactions electronically and handle patient health information. We are unable to accurately estimate the total cost or impact of the regulations at this time. Those costs, however, are not expected to be material.

        In addition to the HIPAA rules described above, we are subject to state laws regarding the handling and disclosure of patient records and patient health information. These laws vary widely, and many states are passing new laws in this area. Penalties for violation include sanctions against a laboratory's licensure as well as civil or criminal penalties. We believe we are in compliance with applicable state law regarding the confidentiality of health information.

Food and Drug Administration

        The FDA does not currently regulate laboratory testing services, which is our principal business. However, we plan to perform some testing services using test kits purchased from manufacturers for which FDA premarket clearance or approval for commercial distribution in the United States has not been obtained by the manufacturers ("investigational test kits"). Under current FDA regulations and policies, such investigational test kits may be sold by manufacturers for investigational use only if certain requirements are met to prevent commercial distribution. The manufacturers of these investigational test kits are responsible for marketing them under conditions meeting applicable FDA requirements. In January 1998, the FDA issued a revised draft Compliance Policy
Guide ("CPG") that sets forth FDA's intent to undertake a heightened enforcement effort with respect to investigational test kits improperly commercialized prior to receipt of FDA premarket clearance or approval. That draft CPG is not presently in effect but, if implemented as written, would place greater restrictions on the distribution of investigational test kits. If we were to be substantially limited in or prevented from purchasing investigational test kits by reason of the FDA finalizing the new draft CPG, there could be an adverse effect on our ability to access new technology, which could have a material adverse effect on our business.

        We also may perform some testing services using reagents, known as analyte specific reagents ("ASRs"), purchased from companies in bulk rather than as part of a test kit. In November 1997, the FDA issued a new regulation placing restrictions on the sale, distribution, labeling and use of ASRs. Most ASRs are treated by the FDA as low risk devices, requiring the manufacturer to register with the agency, list its ASRs (and any other devices), conform to good manufacturing practice requirements, and comply with medical device reporting of adverse events. In the United States, the FDA classifies products as either
"devices," "drugs" or "biologics." Products that do not achieve their principal intended purpose through chemical action within or on the body and which are not dependent upon being metabolized by the patient's body in order to be effective are classified by the FDA as "devices" while other products are classified as
"drugs" or "biologics."

        A smaller group of ASRs, primarily those used in blood banking and/or screening for fatal contagious diseases (e.g., HIV/AIDS), are treated as higher risk devices requiring premarket clearance or approval from the FDA before commercial distribution is permitted. The imposition of this regulatory framework on ASR sellers may reduce the availability or raise the price of ASRs purchased by laboratories like ours. In addition, when we perform a test developed in-house, using reagents rather than a test kit cleared or approved by the FDA, we are required to disclose those facts in the test report. However, by clearly declining to impose any requirement for FDA premarket approval or clearance for most ASRs, the rule removes one barrier to reimbursement for tests performed using these ASRs. We have no plans to perform testing in these high risk areas.

Other

        Our operations currently are, or may be in the future, subject to various federal, state and local laws, regulations and recommendations relating to data protection, safe working conditions, laboratory and manufacturing practices and the purchase, storage, movement, use and disposal of hazardous or potentially hazardous substances used in connection with our research work and manufacturing operations, including radioactive compounds and infectious disease agents.
Although we believe that our safety procedures comply with the standards prescribed by federal, state and local regulations, the risk of contamination, injury or other accidental harm cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result and any liabilities could exceed our resources. Failure to comply with such laws could subject an entity covered by these laws to fines, criminal penalties and/or other enforcement actions.

        Pursuant to the Occupational Safety and Health Act, laboratories have a general duty to provide a work place to their employees that is safe from hazard. Over the past few years, the Occupational Safety and Health
Administration ("OSHA") has issued rules relevant to certain hazards that are found in the laboratory. In addition, OSHA has promulgated regulations containing requirements healthcare providers must follow to protect workers from bloodborne pathogens. Failure to comply with these regulations, other applicable
OSHA rules or with the general duty to provide a safe work place could subject employers, including a laboratory employer such as the Company, to substantial fines and penalties.

Research and Development

        Our primary research goal is to create a proprietary non-invasive prenatal genetic test. With the development of a non-invasive prenatal genetic test, we foresee a dramatic shift in current testing methodology. If we are able to develop this test, we believe it would become the industry standard by eliminating the technical barriers and risk to the mother and fetus. By licensing this technology, we could act as a portal to all non-invasive genetic testing of unborn infants.

        Currently, approximately 100,000 pregnant mothers per year have amniocentesis performed. Of this group, approximately 0.5% result in miscarriage. A non-invasive test should reduce this number considerably and increase the marketability of amniocentesis to the nation's population of pregnant women which is approximately 4,000,000 women per year.

        Discovering the underlying genetic causes of female diseases is the heart of our research. Cancers of the ovary, uterus, cervix, and breast all have an underlying genetic basis. Identifying the genetic sequences unique to these diseases would allow us to identify which individuals are at increased genetic risk of developing these cancers. We plan to develop proprietary testing that will allow for accurate screening, early detection, and ultimately cure of a number of female diseases.

        Our research and development laboratory will focus on determining the genetic causes of female reproductive diseases such as uterine, ovarian, endometrial and cervical cancers. We will also focus our research on development of non-invasive prenatal genetic testing and other innovative genetic screening of neonates.

Number of Employees

        We currently have 5 full time employees. Our President serves approximately half-time and our Chief Financial Officer [and five other consultants] serve part time on an as needed basis by virtue of an arrangement with Tampa Bay
Financial, Inc.

ITEM 2. PROPERTIES

        Our principal offices are located at the offices located of Tampa Bay
Financial, Inc. at 355 Interstate Blvd., Sarasota, Florida. Tampa Bay Financial
provides this space to us without charge.

        Our laboratory is located in a 2200 square foot office at 1085 Business
Lane, #8, Naples, Florida, 34108. We lease this space from an unaffiliated third party.

ITEM 3. LEGAL PROCEEDINGS

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 16, 2001, a majority of our shareholders approved by written consent the change of our name from American Communications Enterprises, Inc.
to NeoGenomics, Inc. The majority shareholders held 152,481,706 shares out of
285,750,000 shares held outstanding.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board. Set forth below is a table summarizing the high and low bid quotations for our common stock during its last two fiscal years. Trading commenced November 11, 1999.

   QUARTER                      HIGH BID                 LOW BID

4th Quarter 1999                  $9.00                   $0.31
1st Quarter 2000                  $1.00                   $0.034
2nd Quarter 2000                  $0.484                  $0.07
3rd Quarter 2000                  $0.109                  $0.025
4th Quarter 2000                  $0.23                   $0.04
1st Quarter 2001                  $0.158                  $0.025
2nd Quarter 2001                  $0.05                   $0.012
3rd Quarter 2001                  $0.007                  $0.039
4th Quarter 2001                  $0.012                  $0.035
1st Quarter 2002                  $0.025                  $0.009

The above table is based on over-the-counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction. All historical data was obtained from the Dreyfus.com web site.

As of March 31, 2002 there were 258 stockholders of record of the common stock.

We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth and therefore, do not anticipate paying any cash dividends in the foreseeable future.

Sales Of Unregistered Securities

In 2001, we issued 7,835,800 shares of common stock to Tampa Bay Financial, Inc.
in settlement of debts in the amount of $156,410.04. The transaction was valued at $.02 per share based on the trading value of our stock at the time of the transaction. The transaction involved the issuance of unregistered stock to a small group of sophisticated investors in a transaction that we believed was exempt from registration under Section 4(2) of the Securities Act of 1933.

In 2001, we issued 238,500,000 shares of common stock in connection with its transaction with NeoGenomics. The transaction involved the issuance of unregistered stock to a single sophisticated investor (Dr. Michael Dent) in a transaction that we believed was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

Overview

The following discussion and analysis should be read in conjunction with the financial statements for the period ended December 31, 2001 included with this
Form 10-KSB.

Information related to our predecessor entity, American Communications
Enterprises, Inc. ("ACE"), has been omitted. ACE was formed in 1998 for the purpose of operating radio stations and businesses within the communications industry. ACE later changed it's focus to genomics, which included acquiring a private company desiring to become public. For financial statement purposes, the merger has been treated as a reverse acquisition with NeoGenomics, Inc. being treated as the acquiree.

Readers are referred to the cautionary statement, which addresses forward-looking statements made by us.

NeoGenomics, Inc. is considered to be in the development stage as defined in
Financial Accounting Standards Board Statement No. 7, and we are currently in the process of developing genomic tools for women's diseases.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. At this stage of our development, these policies primarily address matters of expense recognition. Although we anticipate that revenue recognition issues will become critical in future years, the small amount of revenue that we have earned at this stage minimizes the impact of any judgments regarding revenue recognition.
Management does not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Results of Operations

Although we have been in existence for 7 months, management's efforts to develop our business have not yet resulted in generation of significant revenues. For the period from incorporation in June 2001 to date, we have not generated significant revenues and incurred a net loss of $8,077,966 of which $7,960,600 were non-cash charges. These expenses are primarily related to our initial development and implementation of our business plan.

Future Periods

Management expects that research, general and administrative, and amortization of deferred stock compensation personnel costs (other than those for initial development), will increase substantially in 2002 and in future years, as we expand our research and development efforts. Most of our other operating expenses, however, are expected to grow with time and expansion associated with the opening of our laboratory facility which was certified in April 2002.

Liquidity and Capital Resources

During 2001, the Company's operating activities used approximately $77,400 in cash. This amount primarily represented cash used to pay general and administrative expenses associated with the operation of the Company. The
Company was able to finance operations primarily through net advances of approximately $157,300 received from its principal shareholder and other affiliates. At December 31, 2001, we had cash and cash equivalents of $77,200.

At the present time, the Company has very limited cash resources. The Company does not anticipate that it will generate a significant cash flow from operations activities until the later half of 2002. As a result, the Company anticipates that it will require at least $900,000 in additional working capital financing during the next 12 months in order to meet its requirements during this period. The Company currently plans to finance its operations through the sale of shares of its common stock to Tampa Bay Financial, Inc. In this connection, Tampa Bay Financial has agreed to purchase $900,000 in shares from the Company over the next 12 months and $500,000 in shares during 2003. These shares will be purchased at the price of $.0333 per share. Based upon our current plans and assumptions relating to our business plan, we currently believe that the financing from Tampa Bay Financial will be sufficient to meet our working capital requirements during the next 12 months. However, in the event that Tampa Bay Financial does not provide this funding when scheduled, or if the Company's operating expenses are greater than anticipated, or if our plans change or our assumptions prove to be inaccurate, we would need to obtain working capital from other sources. At the present time, we have no commitments from any other parties to provide such financing and there can be no assurance that such financing would be available. If we are unable to obtain such financing, we may not be able to implement our business plan.

Capital Expenditures

Management currently forecasts capital expenditures for the coming year to be approximately $500,000. We plan to fund these expenditures through the sale of shares to Tampa Bay Financial.

Staffing

We plan to increase our work force. Currently, we have four full-time employees.
We plan to add additional research scientists to assist us in the development of new products. Upon development of these products, we plan to build a sales force to sell to end-users. We also intend to add personnel in the accounting, administrative and investor relations areas. Management has added three employees during 2002 and expects to add further personnel during the balance of
2002. We expect the cost of these additional employees will be in excess of
$200,000 in 2002.

ITEM 7. FINANCIAL STATEMENTS

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                   Consolidated Financial Statements as of and
               for the period June 1, 2001 (date of incorporation)
                              to December 31, 2001
                        and Independent Auditors' Report

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS

________________________________________________________________________________

                                                                      Page

Independent Auditors' Report                                           23

Consolidated Financial Statements as of and for the period
June 1, 2001 (date of incorporation) to December 31, 2001:

Consolidated Balance Sheet                                             24

Consolidated Statement of Operations                                   25

Consolidated Statement of Stockholders' Deficit                        26

Consolidated Statement of Cash Flows                                   27

Notes to Consolidated Financial Statements                             28

________________________________________________________________________________

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and stockholders of NeoGenomics, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheet of NeoGenomics, Inc.
and subsidiary (collectively the "Company"), a development stage enterprise, as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the period June 1, 2001 (date of incorporation) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and cash flows for the period June 1, 2001 (date of incorporation) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of
America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the consolidated financial statements, the Company is in the development stage, has suffered recurring losses from operations, and will require a significant amount of capital to implement its business plan. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kingery, Crouse & Hohl, P.A.
May 20, 2002
Tampa, FL

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001

ASSETS

CURRENT ASSETS:
     Cash                                              $     77,216
     Deposits                                                 1,300
          Total current assets                               78,516

PROPERTY AND EQUIPMENT (net of accumulated
     depreciation of $73)                                     2,827

TOTAL                                                  $     81,343
                                                       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                  $     19,302
     Accrued payroll                                          9,600
     Due to affiliates                                      157,314
          Total current liabilities                         186,216

STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value, 500,000,000
        shares authorized; 405,000,000 shares
        issued and outstanding                              405,000
     Additional paid-in capital                          11,358,995
     Deferred stock compensation                         (3,790,902)
     Deficit accumulated during the development
        stage                                            (8,077,966)
          Total stockholders' deficit                      (104,873)

  TOTAL                                                $     81,343
                                                       =============
________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE PERIOD JUNE 1, 2001 (DATE OF INCORPORATION) TO
                                DECEMBER 31, 2001
________________________________________________________________________________

REVENUE                                                $     1,000

OPERATING EXPENSES:
Stock based compensation                                 7,960,600
General and administrative                                 118,366
   Total operating expenses                              8,078,966

NET LOSS                                               $(8,077,966)
                                                       ============
NET LOSS PER SHARE  - Basic and
     Diluted                                           $     (0.02)
                                                       ============
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING - Basic and Diluted           377,110,100
                                                       ============

________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
    FOR THE PERIOD JUNE 1, 2001 (DATE OF INCORPORATION) TO DECEMBER 31, 2001

________________________________________________________________________________________________________________________________________________
                                                                                                                        Deficit
                                                                                                                      accumulated
                                                                                      Additional      Deferred         during the
                                                              Common Stock             Paid-In         Stock          development
                                                           Shares        Amount        Capital      Compensation         stage         Total

BALANCES, JUNE 1, 2001                                             -    $       -   $          -    $          -     $         -    $         -

Common stock issued to founder at inception              238,500,000      238,500      6,890,000               -               -      7,128,500

Services and office space contributed
   by founding stockholder                                         -            -         26,500               -               -         26,500

Common stock issued November 14, 2001 for acquisition
   of American Communications Enterprises, Inc.          131,733,896      131,733       (302,656)              -               -       (170,923)

Common stock issuances for services:
    at $.03 per share on November 15, 2001                 4,789,683        4,790        138,900               -               -        143,690
    at $.02 per share on November 20, 2001                22,140,621       22,141        420,671               -               -        442,812

Conversion of stockholder advances on November 21, 2001    7,835,800        7,836        149,080               -               -        156,916

Deferred stock compensation related to stock option
    grants                                                         -            -      4,036,500      (4,036,500)              -              -

Amortization of deferred stock compensation                        -            -              -         245,598               -        245,598

Net loss                                                           -            -              -               -      (8,077,966)    (8,077,966)

BALANCES, DECEMBER 31, 2001                              405,000,000    $ 405,000   $ 11,358,995    $ (3,790,902)    $(8,077,966)   $  (104,873)
                                                        =============   ==========  =============   =============    ============   ============

________________________________________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
    FOR THE PERIOD JUNE 1, 2001 (DATE OF INCORPORATION) TO DECEMBER 31, 2001
________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                              $ (8,077,966)
       Adjustments to reconcile net loss to net cash
             used in operating activities:
       Depreciation                                                    73
       Amortization of deferred stock compensation                245,598
       Stock based compensation and consulting                  7,715,002
       Non-cash expenses                                           26,500
       Changes in assets and liabilities, net:
       Increase in deposits                                        (1,300)
       Increase in accounts payable and other liabilities          14,686

NET CASH USED IN OPERATING ACTIVITIES                             (77,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                           (2,900)
     Cash acquired in acquisition                                     209

NET CASH USED IN INVESTING ACTIVITIES                              (2,691)

CASH FLOWS FROM FINANCING ACTIVITIES-
    Advances from affiliates, net                                 157,314

NET INCREASE IN CASH AND CASH EQUIVALENTS                          77,216

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          -

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $     77,216
                                                             =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                             $          -
                                                             =============

   Income taxes paid                                         $          -
                                                             =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued in acquisition of American Communications Enterprises:
   Accounts Payable                                          $     14,216
   Advances from stockholder (subsequently converted
     to common stock)                                             156,916
Total                                                        $    171,132
                                                             =============

Deferred compensation on grants of stock options             $  4,036,500
                                                             =============

________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________________________

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

NeoGenomics, Inc. ("NEO") was incorporated under the laws of the state of
Florida on June 1, 2001 and on November 14, 2001 agreed to be acquired by
American Communications Enterprises, Inc. ("ACE"). ACE was formed in 1998 and succeeded to NEO's name on January 14, 2002. As a result of this acquisition, the accompanying consolidated financial statements include the accounts of NEO and ACE (collectively referred to as "we", "us", "our"). All significant intercompany accounts and balances have been eliminated in consolidation.

For financial statement purposes, the acquisition has been treated as a reverse acquisition and a recapitalization with NEO being treated as the acquirer. In connection therewith, ACE issued 238,500,000 shares of its common stock to NEO's founder and sole stockholder in exchange for all of NEO's issued and outstanding common shares. The value of these shares, which was based on the number, and fair value, of shares issued ($0.03 per share based on the price at which ACE's shares were trading at that time) has been included in stock based compensation and in the accompanying statement of operations. Immediately before the acquisition, ACE had 131,733,896 shares outstanding and liabilities in excess of assets of approximately $170,000. Since the transaction was accounted for as a purchase, the deficiency of $170,000 was reflected as an adjustment to stockholders' equity as of the acquisition date.

As a result thereof, all references to the number of shares and par value in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse acquisition, including the authorized number of shares of our common stock and its par value as though all such changes had been completed as of June 1, 2001.

We are considered to be a development stage, (as defined in Financial Accounting
Standards Board Statement No. 7), bio-tech company organized for the principal purpose of developing genomic tools for women's diseases, such as ovarian cancer, and the early diagnosis of neonatal illness. Our planned principal operations have not commenced; therefore most of our accounting policies and procedures have not yet been established.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ from our estimates.

Financial Instruments

We believe the book value of our current assets and liabilities approximates their fair values due to their short-term nature.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is provided using the straight-line method over the assets' estimated useful lives of five years.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards
Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109,
deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.
Temporary differences arise primarily because expenses associated with employee stock options are not deductible for income tax purposes until the options are exercised.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Net Loss Per Common Share

We compute loss per share in accordance with Financial Accounting Standards
Statement No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting
Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2001, which consist of employee stock options, have been excluded from diluted net loss per common share calculations because they are anti-dilutive. Accordingly, basic and diluted net loss per share are identical as of December 31, 2001.

NOTE B - GOING CONCERN

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since our inception, and have experienced and continue to experience negative operating margins and negative cash flows from operations. In addition, we expect to have ongoing requirements for substantial additional capital investment to implement our business plan. We expect to seek additional funding through the issuance of debt or equity securities. However, there can be no assurance that we will be successful in these efforts. These factors, among others, indicate that we may be unable to continue as a going concern.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during the period June 1, 2001 (date of incorporation) to December 31, 2001. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements.

The provision for income taxes for the period June 1, 2001 to December 31, 2001 is made up of the following:

Current                                               $           -
Deferred                                                   (126,000)
Change in valuation reserve                                 126,000

Provision for income taxes                            $           -
                                                      ==============

Since our inception, we have incurred net operating losses for income tax purposes of approximately $75,000. These net operating loss carryforwards expire in the year ended December 31, 2021, however because we have experienced changes in control and have incurred significant operating losses, utilization of the income tax loss carryforward is not assured. As a result, the non-current deferred income tax asset arising from these net operating loss carryforwards and from temporary differences related to non-deductible stock based compensation are not recorded in the accompanying consolidated balance sheet because we established a valuation allowance to fully reserve such assets as their realization did not meet the required asset recognition standard established by SFAS 109.

At December 31, 2001, we had no deferred tax liabilities and our non-current deferred income tax asset, using an effective rate of approximately 39%
consisted of the following:

Deferred income tax asset- noncurrent:
Operating loss carryforward                           $      30,000
Employee stock options                                       96,000
Valuation reserve                                          (126,000)

Deferred income tax asset - noncurrent                $           -
                                                      ==============

NOTE D - EQUITY TRANSACTIONS

Incentive Stock Options and Awards

We have granted our president the option to purchase 135 million shares of our common stock as certain development milestones are completed. The exercise price of these options is $.0001 per share and they expire in November 2011. As of
December 31, 2001 none of the milestones had been completed. We have estimated the time it will take for these options to vest and have included them in the schedule below.

The status of our stock options is summarized as follows:

                                                  Number       Weighted
                                                    of          Average
                                                  Shares     Exercise Price

Outstanding at June 1, 2000                            -              -

Granted                                      135,000,000       $  .0001
Exercised                                              -              -
Canceled                                               -              -
Outstanding at December 31, 2001             135,000,000       $  .0001
                                             ===========       ========

Options exercisable at:
December 31, 2001                                      -       $      -
December 31, 2002                             22,500,000          .0001
December 31, 2003                             45,000,000          .0001
December 31, 2004                             67,500,000          .0001

Outstanding at December 31, 2001             135,000,000       $  .0001
                                             ===========       ========

We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees". With respect to stock options granted during 2001, we recorded deferred stock compensation of $4,036,500, for the difference between the exercise price and the fair value of the common stock underlying the options on the date of the grant. This amount is being amortized consistent with the method described in FASB Interpretation No. 28 over the vesting period of the individual options, estimated to be 13-38 months.

Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our net

loss and pro forma net loss per share amounts would have been reflected as follows:

Net loss:
    As reported                                       $ (8,077,966)
                                                      =============
    Pro forma                                         $ (8,083,966)
                                                      =============
Loss per share:
    As reported                                       $      (0.02)
                                                      =============
    Pro forma                                         $      (0.02)
                                                      =============

The weighted average fair value of options granted during 2001, estimated on the date of grant using the Black-Scholes option-pricing model, was approximately
$0.03. The fair value of options granted was estimated on the date of the grants using the following approximate assumptions: dividend yield of 0%, expected volatility of 5.32%, risk-free interest rate of 4%, and an expected life of 3 years.

In addition to the above, we have a stock option plan that provides for the granting of stock options and awards to officers, directors, employees and consultants. We are authorized to grant awards for up to 100 million shares of our common stock, none of which have been granted as of December 31, 2001.
Vesting and exercise price provisions will be determined by the board of directors at the time the awards are granted.

NOTE E- OTHER RELATED PARTY TRANSACTIONS

During 2001 we received net advances of approximately $115,000 from Tampa Bay
Financial, Inc., ("TBF") one of our stockholders. The advances, which are non-interest bearing, unsecured and due on demand, may be converted to shares of our common stock at $.0333 per share under certain circumstances.

During 2001, we received net advances of approximately $42,000 from the Naples
Women's Center ("NWC"), a company owned by our president. These advances are non-interest bearing, unsecured and due on demand.

During November 2001, we entered into an agreement with TBF to provide us with consulting services and pay certain of our expenses, including the salary of our chief financial officer and costs incurred in preparing required filings under securities laws. The term of this agreement is one year and may be extended, at the option of TBF, for two additional one-year terms. The fee under this agreement is $10,000 per month. At December 31, 2001, we incurred approximately
$15,000 related to this agreement. Under certain circumstances, these amounts may be repaid with issuances of our common stock. TBF also has a right of first refusal to purchase any securities we may offer at 50% of their proposed purchase price.
This right expires November 30, 2003.

NOTE F - COMMITMENTS

During September 2001, we placed an order for a PowerGene System. This equipment, which has a cost of approximately $80,000, which will be used for research, development and clinical testing, was received by us in 2002.

NOTE G - SUBSEQUENT EVENTS

During the period January 1, 2002 to May 20, 2002, we received advances of approximately $75,000 and $130,000 from TBF and NWC, respectively.

In addition, during this period we purchased approximately $203,000 of property and equipment.

________________________________________________________________________________

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE

        On March 18, 2002, we engaged Kingery, Crouse & Hohl, P.A., as our principal independent accountant to audit our financial statements beginning with the fiscal year ending December 31, 2001. The decision to change our principal accountant was recommended by our Board of Directors. Accordingly, the engagement of Sprouse & Anderson, LLP, our prior independent accountants was not renewed, effective March 18, 2002.

        During our two most recent fiscal years, and during the period from January
1, 2002 to March 18, 2002, there was no disagreement with Sprouse & Anderson,
LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not solved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

        The audit reports on our financial statements as of and for the years ended
December 31, 2000 and December 31, 1999 did not contain any adverse opinion or disclaimer opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. However, such reports contained an explanatory paragraph regarding the uncertainty about our ability to continue as a going concern.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding our executive officers and directors as of May 1, 2001:

     Name                 Age                    Position

Michael T. Dent           38       President, Chief Executive Officer, and Chairman
Carl L. Smith             59       Director

Matthew A. Veal           43       Director and Chief Financial Officer
Kevin Lindheim            42       Director

Michael T. Dent M.D. - President, Chief Executive Officer and Chairman

Dr. Dent has been our President and Chief Executive Officer since November 2001.
He founded our NeoGenomics in June 2001 and continues to serve as its President.
Dr. Dent founded the Naples Women's Center in 1996. He received his training in
Obstetrics and Gynecology at the University of Texas in Galveston. He received his M.D. degree from the University of South Carolina in Charleston, S.C. in
1992 and a B.S. degree from Davidson College in Davidson, N.C. in 1986. He is a member of the American Association of Cancer Researchers and a Diplomate and
fellow of the American College of Obstetricians and Gynecologists. He sits on the Board of the Florida Life science Biotech Initiative.

Carl L. Smith -Director

Mr. Smith is Chief Executive Officer of Tampa Bay Financial, Inc. and is an
entrepreneur in marketing, sales and business development. Mr. Smith served as the Chief Executive Officer of the Company from November 2000 through November
2001. He has served as a director of the Company since November 2000. He has also served as Chief Executive Officer and a member of the Board of Directors of
DNAPrint genomics, Inc. (and its predecessor in interest) from 1994 to present.
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

Matthew A. Veal - Director and Chief Financial Officer

Mr. Veal, who is an inactive Certified Public Accountant, is currently our Chief
Financial Officer and served on the board of directors from November 2000 to present. Mr. Veal is currently Chief Financial Officer of Tampa Bay
Financial, Inc. and also has served as Chief Financial Officer for Diversified
Resources Group, Inc. from 2000 to the present and served on its board of directors from 1996 to 2002. In 1997, Diversified Resources Group, Inc. and its
subsidiaries filed for protection from creditors under the United States bankruptcy laws. It emerged from bankruptcy court protection in July 2000. From
1997 to 1998 Mr. Veal was Chief Accounting Officer for Kosmas Group
International. From 1995 to 1997 he was Chief Financial Officer for our
predecessor in interest, Catalyst Communications, Inc. In January 1999, Catalyst
and its subsidiaries filed for protection from creditors under the United States bankruptcy laws. Catalyst emerged from bankruptcy court protection in 2000. Mr.
Veal also served from 2000 to 2002 on the Board of Directors and still serves as
Chief Financial Officer of the Company. Mr. Veal is a graduate of the University of Florida's Fisher School of Accounting.

Kevin Lindheim - Director

Mr. Lindheim has served as a director since February, 2002. He is the President and Chief Executive Officer of Florida Valuation and Consultants, Inc., a full service commercial real estate advisory firm, a position he has held since 1992.
He holds a B.S. Degree in Accounting from Louisiana University, and a postgraduate degree in Real Estate from Tulane University.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation paid by the Company to or on behalf of our most highly compensated executive officers for the fiscal years ended December 31, 2001, 2000 and 1999:

                           SUMMARY COMPENSATION TABLE

Name and Principal Capacity                   Year       Salary      Bonus

Dr. Michael T. Dent                           2001       $9,600      $0 (1)
President, Chief Executive Officer, and       2000            -       -
Chairman                                      1999            -       -

Matthew Veal                                  2001           $0      $99,679 (2)
Chief Financial Officer, and                  2000            -       -
Director                                      1999            -       -

(1) In November, 2001, Dr. Dent received options to purchase 135,000,000 shares of common stock at $0.001 per share.

(2) Paid in shares of Company common stock issued pursuant to Registration
    Statement on Form S-8.

Employment Agreements.

We entered into a five-year Employment Agreement with Dr. Michael Dent dated
November 16, 2001 to serve as our President and Chief Executive Officer.

The employment agreement has an initial term of 5 years and will be automatically renewed for an unlimited number of additional terms of one year each unless either party elects to terminate the agreement. During the term of employment, Dr. Dent will serve as the president and chief executive officer of the Company and NeoGenomics. Dr. Dent has agreed to devote at least 50% of his business time and efforts to the business affairs of the Company during the term of the agreement. Dr. Dent will receive a salary of $125,000 until such time as the Company generates a positive cash flow from operations for a period of three consecutive months. At that time, Dr. Dent's compensation will be increased to
$200,000. After the salary is increased to $200,000, the salary will be further increased at an annual rate of $20,000 for each additional 10% of the executive's business time which is devoted to his duties under the agreement (in excess of the initial 50% requirement set forth in the agreement). Dr. Dent's salary will also be increased by any increases in the consumer price index. The employment agreement provides that the Company will pay for heath insurance for
Dr. Dent and his family and provide him with an automobile allowance of $300 per month, as well as any other benefits which are generally available to the
Company's other executive employees.

In connection with the employment agreement, the Company granted Dr. Dent a stock option pursuant to which he is entitled to acquire up to 135,000,000 shares of the common stock at a price of $.0001 per share. The option has a term of 10 years. Dr. Dent's right to exercise the options will vest in accordance with the following schedule:

        o 22,500,000 shares will vest when either the Company or a third party publishes a study regarding NeoGenomics research which has been subject to customary peer review.

        o 22,500,000 shares will vest when NeoGenomics' laboratory operations
          (excluding research )achieve profitability for any 12 month period.

        o 22,500,000 shares will vest when the Company's market capitalization equals or exceeds $25,000,000.

        o 22,500,000 shares will vest when NeoGenomics completes substantially all of the research necessary for NeoGenomics' primary product.

        o 22,500,000 shares will vest when the Company introduces its primary product to the market place.

        o 22,500,000 shares will vest when the Company or Dr. Dent fulfills other reasonable conditions during the fifth year of operations (with such conditions to be established by the members of the board of directors).

Notwithstanding the foregoing, the option will also become fully vested in the event the Company's market capitalization exceeds $56,250,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of May 1, 2002, certain information concerning beneficial ownership of shares of common stock and the approximate percentage ownership of common stock with respect to each director and executive officer of the Company, and (iii) all directors and executive officers of the
Company as a group. No person other than Dr. Dent is known to the Company to own
5% or more of the outstanding shares of Common Stock.

Title Of Class         Name And Address Of Beneficial    Amount Of Beneficial
                                Owner                        Ownership          Percent Of Class

   Common              Michael T. Dent M.D.                 238,500,000              58.9%
                       1726 Medical Blvd.
                       Naples, FL 34110

                       Kevin Lindheim
                       9220 Bonita Beach Road
   Common              Bonita Springs, FL 34135                  19,500              0.01%

                       Carl L. Smith
   Common              355 Interstate Blvd.                           0                 0%
                       Sarasota, FL 34240

                       Matthew A. Veal
   Common              355 Interstate Blvd.                   3,874,286               1.0%
                       Sarasota, FL 34240

   Common              Directors and Officers as a          242,393,786              59.8%
                       Group (4 persons)

(1) These shares consist of 119,250,000 shares which Dr. Dent has received,
    71,550,000 which the Company has agreed to deliver to Dr. Dent and
    47,700,000 shares which Dr. Dent is entitled to receive upon the fulfillment of certain conditions set forth in the Plan of Exchange.

        As reported in our Current Report on Form 8-K filed December 3, 2001, pursuant to an Agreement and Plan of Exchange (the "Agreement") with Dr. Michael
Dent ("Dr. Dent") and NeoGenomics, Inc., a Florida corporation ("NeoGenomics"), we acquired 100% of the issued and outstanding common stock of NeoGenomics, which Dr. Dent owned prior to the transaction. Upon the consummation of the transaction, Dr. Dent received 119,250,000 shares. Dr. Dent also has right to receive an additional 119,250,000 shares based on achievement of certain milestones by NeoGenomics. In addition, pursuant to the Agreement, Dr. Dent was appointed president and has the present right to appoint a majority of the directors.

        If NeoGenomics meets all of the performance milestones provided for in the
Agreement, and if Dr. Dent earns and exercises all of the stock options provided for by his Employment Agreement with the Registrant, Dr. Dent will own
373,500,000 shares of our common stock, potentially representing 69.2% of the then-outstanding common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company shares space, on a rent-free basis, with Tampa Bay Financial,
Inc. Carl L. Smith, a director of the Company, is an officer and director of
Tampa Bay Financial, Inc.

        During 2001, net advances from Tampa Bay Financial to us were approximately
$157,347. The advances are non-interest bearing, and will be repaid through the issuance of our common stock at $.0333 per share.

        During 2001, we borrowed funds from the Naples Women's Center ("NWC"), a company owned by Michael Dent, M.D., our president and principal shareholder, to meet our short-term cash needs. These amounts are due upon demand. At December
31, 2001, we owed NWC approximately $42,315.

        During November 2001, we entered into an agreement with Tampa Bay Financial to provide us with consulting services and pay certain of our expenses, including the salary of our Chief Financial Officer and costs incurred in preparing required filings under securities laws. The term of this agreement is one year and may be extended, at the option of Tampa Bay Financial, for two additional one-year terms. The fee under this agreement is $10,000 per month. At
December 31, 2001, we incurred approximately $15,000 in expenses related to this agreement. TBF also has a right of first refusal to purchase securities we may offer at 50% of their proposed price. This right expires in May 2003.

        During April 2001, we entered into agreements with seven individuals (six of whom are employed by TBF) to provide us with consulting services in connection with our business and acquisition projects. These agreements were terminated in November 2001. Compensation was payable in shares of our stock, based on the fair market value of the services and the market value of our stock on the issue date. For fiscal year 2001, we incurred approximately $1,379,300 in expenses relate to these agreements.

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

        10.1   American Communications Enterprises, Inc. 2000 Stock Plan (previously filed as Exhibit 10.7 to Form 10KSB filed April 16, 2001).

        10.2   Plan of Exchange dated as of November 14, 2001 among the Company,
               Tampa Bay Financial, Inc., Dr. Dent, M.D. and NeoGenomics, Inc.

        10.3   Employment Agreement dated as of November 16, 2001 between the Company and Michael Dent, M.D. (previously filed as Exhibit 10.16 to Form 10KSB filed on November 19, 2001).

        10.4   Stock Option Agreement (previously filed as Exhibit 10.15 to Form 10KSB filed on November 19, 2001).

        10.5   Consulting Agreement (previously filed as Exhibit 10.14 to Form 10KSB filed on November 19, 2001).

        10.6   Shareholders Agreement (previously filed as Exhibit 10.17 to Form 10KSB filed on November 19, 2001).

        10.7   Letter Agreement dated as of May 16, 2002

        21.    The Company's only subsidiary is NeoGenomics, Inc., a Florida corporation.

        (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on
December 3, 2001. Such Report disclosed a change in control of the Company and an amendment to its articles of incorporation.

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NeoGenomics, Inc.

                                                   By:/s/ Michael T. Dent
                                                      Michael T. Dent M.D.
                                                      President and Chief Executive Officer

                                                   Date: May 21, 2002

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                       TITLE                        DATE

/s/ Carl L.Smith                 Director                     May 21, 2002
Carl L. Smith

/s/ Matthew A. Veal              Director, Chief Financial   May 21, 2002
Matthew A. Veal                  and Accounting Officer

/s/ Kevin J. Lindheim            Director                     May 21, 2002
Kevin J. Lindheim

