Form 10QSB
period 2002-03-31
NEOGENOMICS INC
filed 2002-05-23
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.

                 For the quarterly period ended March 31, 2002.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _____ ____________ to ____________ .

                        Commission File Number: 333-72097

                                NeoGenomics, Inc.
                (F/K/A American Communications Enterprises, Inc.)
               (Exact name of registrant as specified in charter)

           Nevada                                       74-2897368
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                    355 Interstate Blvd. Sarasota, FL 34240

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

                                YES ( X ) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002.

                                   405,000,000

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                                NeoGenomics, Inc.
                        (A Development Stage Enterprises)

                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheet as of March 31, 2002.....................  4

         Consolidated Statements of Operations for the three months ended March 31, 2002 and the period June 1, 2001 (date of
         incorporation) to March 31, 2002....................................  5

         Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and, the period June 1, 2001 (date of incorporation) to March 31, 2002....................................  6

         Notes to Consolidated Financial Statements..........................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (including cautionary statement).......... .9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 11
Item 2.  Changes in Securities............................................... 11
Item 3.  Defaults Upon Senior Securities..................................... 11
Item 4.  Submission of Matters to a Vote of Securities Holders............... 11
Item 5.  Other Information................................................... 11
Item 6.  Exhibits and Reports on Form 8-K.................................... 11

Signatures                                                                    11

                                     PART I

                           FORWARD-LOOKING STATEMENTS

        Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding intent, belief or our current expectations, with respect to, among other things: (i) our financing plans; (ii)
trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate,"
"anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements.

        Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are changes in technology, fluctuations in our quarterly results, ability to continue and manage our growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in our filings with the Securities and Exchange
Commission.

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                        CONSOLIDATED BALANCE SHEET AS OF
                                 MARCH 31, 2002
                                   (unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
     Cash                                               $     1,028
     Deposits                                                 1,816
          Total current assets                                2,844

PROPERTY AND EQUIPMENT (net of accumulated
     depreciation of $5,229)                                200,998

TOTAL                                                   $   203,842
                                                        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                   $   104,472
     Accrued expense                                          5,000
     Accrued payroll                                         25,200
     Due to affiliates                                      262,968
          Total current liabilities                         397,640

STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value, 500,000,000 shares
        authorized; 405,000,000 shares issued and
        outstanding                                         405,000
     Additional paid-in capital                          11,358,995
     Deferred stock compensation                         (3,298,986)
     Deficit accumulated during the development stage    (8,658,807)
          Total stockholders' deficit                      (193,798)

TOTAL                                                   $   203,842
                                                        ============
________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
________________________________________________________________________________________

                                                                    For the period June
                                                   For the three     1, 2001 (date of
                                                    months ended    incorporation) to
                                                  March 31, 2002     March 31, 2002

REVENUE                                           $           -      $     1,000

OPERATING EXPENSES:
Stock based compensation                                491,916        8,452,517
General and administrative                               88,925          207,290
   Total operating expenses                             580,841        8,659,807

NET LOSS                                          $    (580,841)     $(8,658,807)
                                                  ==============     ============

NET LOSS PER SHARE  - Basic and
     Diluted                                      $      (0.001)
                                                  ==============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING - Basic and Diluted        405,000,000
                                                  ==============

________________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
_______________________________________________________________________________________________________________

                                                                                             For the period
                                                                                             June 1, 2001
                                                                           For the three       (date of
                                                                            months ended     incorporation)
                                                                           March 31, 2002   to March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                            $  (580,841)      $  (8,658,807)
       Adjustments to reconcile net loss to net cash used
        in operating activities:
       Depreciation                                                              5,156               5,229
       Amortization of deferred stock compensation                             491,916             737,514
       Stock based compensation and consulting                                       -           7,715,002
       Non-cash expenses                                                             -              26,500
       Changes in assets and liabilities, net:
       Increase in deposits                                                       (516)             (1,816)
       Increase in accounts payable and other liabilities                       25,920              40,606

NET CASH USED IN OPERATING ACTIVITIES                                          (58,365)           (135,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                      (123,476)           (126,376)
     Cash acquired in acquisition                                                    -                 209

NET CASH USED IN INVESTING ACTIVITIES                                         (123,476)           (126,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from affiliates, net                                              105,653             262,967

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (76,188)              1,028

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  77,216                   -

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     1,028       $       1,028
                                                                           ============      ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                           $         -       $           -
                                                                           ============      ==============

   Income taxes paid                                                       $         -       $           -
                                                                           ============      ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued in acquisition of American Communications Enterprises:
     Accounts Payable                                                      $         -       $      14,216
     Advances from stockholder (subsequently converted to
        common stock)                                                                -             156,916
Total                                                                      $         -       $     171,132
                                                                           ============      ==============

Equipment financed through payables                                        $    79,850       $      79,850
                                                                           ============      ==============
Deferred compensation on grants of stock options                           $         -       $   4,036,500
                                                                           ============      ==============

____________________________________________________________________________________________________________

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
________________________________________________________________________________

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

NeoGenomics, Inc. ("NEO") was incorporated under the laws of the State of
Florida on June 1, 2001 and on November 14, 2001 agreed to be acquired by
American Communications Enterprises, Inc. ("ACE"). ACE was formed in 1998 and succeeded to NEO's name on January 14, 2002. As a result of this acquisition, the accompanying consolidated financial statements include the accounts of NEO and ACE (collectively referred to as "we", "us", and "our"). All significant intercompany accounts and balances have been eliminated in consolidation.

For financial statement purposes, the acquisition has been treated as a reverse acquisition and a recapitalization with NEO being treated as the acquirer. In connection therewith, ACE issued 238,500,000 shares of its common stock to NEO's founder and sole stockholder in exchange for all of NEO's issued and outstanding common shares. The value of these shares, which was based on the number, and fair value of shares issued ($0.03 per share based on the price at which ACE's shares were trading at that time), has been included in stock based compensation and in the accompanying statement of operations. Immediately before the acquisition, ACE had 131,733,896 shares outstanding and liabilities in excess of assets of approximately $170,000. Since the transaction was accounted for as a purchase the deficiency of $170,000 was reflected as an adjustment to stockholders' equity as of the acquisition date.

As a result thereof, all references to the number of shares and par value in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse acquisition, including the authorized number of shares of our common stock and its par value as though all such changes had been completed as of June 1, 2001.

We are considered to be a development stage (as defined in Financial Accounting
Standards Board Statement No. 7), bio-tech company organized for the principal purpose of developing genomic tools for women's diseases, such as ovarian cancer, and the early diagnosis of neonatal illness. Our planned principal operations have not commenced; therefore, most of our accounting policies and procedures have not yet been established.

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

Basis of  Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2001 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since our inception, and have experienced and continue to experience and negative cash flows from operations. In addition, we expect to have ongoing requirements for substantial additional capital investment to implement our business plan. We expect to seek additional funding through the issuance of debt or equity securities. However, there can be no assurance that we will be successful in these efforts. These factors, among others, indicate that we may be unable to continue as a going concern.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C  - RELATED PARTY TRANSACTIONS

Advances and Loans

During the first quarter of 2002 we received net advances from Tampa Bay
Financial, Inc. ("TBF"), one of our stockholders, of approximately $87,100. The advances are non-interest bearing, unsecured and due on demand, and the advances will be converted to shares of our common stock at $0.0333 per share. At March
31, 2002 we owed TBF approximately $202,000.

We occasionally borrow funds from the Naples Women's Center ("NWC"), a company owned by our president, to meet our short-term cash needs. These amounts have been advanced to us at an interest rate of 8% and are due upon demand. During the first quarter of 2002 we received net advances of approximately $18,600. At
March 31, 2002 we owed NWC approximately $61,000.

Consulting Agreements

During November 2001, we entered into an agreement with TBF to provide us with consulting services and pay certain of our expenses, including the salary of our chief financial officer and costs incurred in preparing required filings under securities laws. The term of this agreement is one year and may be extended, at the option of TBF, for two additional one-year terms. The fee under this agreement is $10,000 per month. For the first quarter of 2002, we incurred approximately $30,000 related to this agreement. Under certain circumstances, these amounts may be repaid with issuances of our common stock. TBF also has a right of first refusal to purchase securities we may offer at 50% of their proposed purchase price. This right expires November 30, 2003.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements as of and for the three months ended and the period June 1,
2001 (date of incorporation) to March 31, 2002 included with this Form 10-QSB.

Information related to our predecessor entity, American Communications
Enterprises, Inc. ("ACE"), has been omitted. ACE was formed in 1998 for the purpose of operating radio stations and businesses within the communications industry. ACE later changed its focus to genomics, which included acquiring a private company desiring to become public. In November ACE and NeoGenomics,
Inc., a Florida Corporation ("NeoGenomics") entered into a Plan of Exchange pursuant to which ACE acquired NeoGenomics. For financial statement purposes, the merger has been treated as a reverse acquisition with NeoGenomics being treated as the acquiror.

Readers are referred to the cautionary statement, which addresses forward-looking statements made by us.

NeoGenomics, Inc. is considered to be in the development stage as defined in
Financial Accounting Standards Board Statement No. 7, and we are currently in the process of developing genomic tools for women's diseases.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements to our
December 31, 2001 audit and Form 10-KSB. We have consistently applied these policies in all material respects. At this stage of our development, these policies primarily address matters of expense recognition. Although we anticipate that revenue recognition issues will become critical in future years, the small amount of revenue that we have earned at this stage minimizes the impact of any judgments regarding revenue recognition. Management does not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Results of Operations

Although we have been in existence for 10 months, management's efforts to develop our business have not yet resulted in generation of significant revenues. Because the Company started operations on June 1, 2001, our analysis is not comparative. For the three months ended March 31, 2002, we had no revenues and we incurred a net loss of approximately $580,800, which includes non-cash stock based compensation expense of approximately $492,000. This expense consists of the amortization of deferred stock options, which were issued in November 2001. Our general and administrative expenses were approximately $89,000, and are mainly comprised of administrative services expenses, wages and depreciation.

Future Periods

Management expects that research, general and administrative, and amortization of deferred stock compensation personnel costs (other than those for initial development) will increase substantially in 2002 and in future years, as we expand our research and development efforts. Most of our other operating expenses, however, are expected to grow with time and expansion associated with the opening of our laboratory facility which was certified in April 2002.

Liquidity and Capital Resources

During the first three months, the Company's operating activities used approximately $58,400 in cash. This amount primarily represented cash used to pay general and administrative expenses associated with the operation of the
Company. We spent approximately $123,500 on new equipment. The Company was able to finance operations primarily through net advances of approximately $105,700 received from its principal shareholder and other affiliates. At March 31, 2002, we had cash and cash equivalents of approximately $1,000.

At the present time, the Company has very limited cash resources. The Company does not anticipate that it will generate a significant cash flow from operations activities until the later half of 2002. As a result, the Company anticipates that it will require at least $1,200,000 in additional working capital financing during the next 12 months in order to meet its requirements during this period. The Company currently plans to finance its operations through the sale of shares of its common stock to Tampa Bay Financial, Inc. In this connection, Tampa Bay Financial has agreed to purchase $1,200,000 in shares from the Company over the next 12 months. These shares will be purchased at the price of $.0333 per share. Based upon our current plans and assumptions relating to our business plan, we currently believe that the financing from Tampa Bay
Financial will be sufficient to meet our working capital requirements during the next 12 months. However, in the event that Tampa Bay Financial does not provide this funding when scheduled, or if the Company's operating expenses are greater than anticipated, or if our plans change or our assumptions prove to be inaccurate, we would need to obtain working capital from other sources. At the present time, we have no commitments from any other parties to provide such financing and there can be no assurance that such financing would be available.
If we are unable to obtain such financing, we may not be able to implement our business plan.

Capital Expenditures

Management currently forecasts capital expenditures for the remainder of this year to be approximately $375,000. We plan to fund these expenditures through the sale of shares to Tampa Bay Financial.

Staffing

We plan to increase our work force. Currently, we have four full-time employees.
We plan to add additional research scientists to assist us in the development of new products. Upon development of these products, we plan to build a sales force to sell to end-users. We also intend to add personnel in the accounting, administrative and investor relations areas. Management has added three employees during 2002 and expects to add further personnel during the balance of
2002. We expect the cost of these additional employees will be in excess of
$200,000 over the next 12 months.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the
Securities Act, as amended and Section 21E of the Securities Exchange Act of
1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's
Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are

                                       10

cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business; (v) any inability of us to successfully conduct our business in new markets; and (vi)
other risks including those identified in our filings with the Securities and
Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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

NeoGenomics, Inc.

By:/s/ Dr. Michael Dent, President
   Dr. Michael Dent, President
   May 22, 2002

                                       11