Form 10QSB
period 2002-06-30
NEOGENOMICS INC
filed 2002-08-14
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.

                  For the quarterly period ended June 30, 2002.

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

                                YES ( X ) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 23, 2002.

                                   427,833,906

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheet as of June 30, 2002........................ 4

        Consolidated Statements of Operations for the three and six months ended June 30, 2002, the period June 1, 2001 (date of incorporation)
        to June 30, 2001 and the period June 1, 2001 (date of incorporation)
        to June 30, 2002...................................................... 5

        Consolidated Statements of Cash Flows for the six months ended June
        30, 2002, the period June 1, 2001 (date of incorporation) to June 30,
        2001 and the period June 1, 2001 (date of incorporation) to June 30,
        2002.................................................................. 6

        Notes to Consolidated Financial Statements............................ 7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations (including cautionary statement)................ 9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 12
Item 2. Changes in Securities................................................ 12
Item 3. Defaults Upon Senior Securities...................................... 12
Item 4. Submission of Matters to a Vote of Securities Holders................ 12
Item 5. Other Information.................................................... 12
Item 6. Exhibits and Reports on Form 8-K..................................... 12

Signatures                                                                    13

                                     PART I

                           FORWARD-LOOKING STATEMENTS

        Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding intent, belief or our current expectations, with respect to, among other things: (i) our financing plans; (ii)
trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate,"
"anticipate," "believe," "intend," "plan," and similar expressions and variations thereof are intended to identify forward-looking statements.

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

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                        CONSOLIDATED BALANCE SHEET AS OF
                                  JUNE 30, 2002
                                   (unaudited)
_________________________________________________________________________________

ASSETS

CURRENT ASSETS:
     Cash                                                        $       35,391
     Accounts receivable                                                  7,598
     Inventory                                                           20,016
     Deposits                                                            50,516
       Total current assets                                             113,521

PROPERTY AND EQUIPMENT (net of accumulated
    depreciation of $15,789)                                            202,958

TOTAL                                                            $      316,479
                                                                 ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                            $      114,567
     Accrued expenses                                                   138,704
     Accrued payroll                                                      7,845
     Due to affiliates                                                  197,493
       Total current liabilities                                        458,609

STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value, 500,000,000 shares
        authorized; 414,000,000 shares issued and outstanding           414,000
     Additional paid-in capital                                      11,649,994
     Deferred stock compensation                                     (2,807,070)
     Deficit accumulated during the development stage                (9,399,054)
       Total stockholders' deficit                                     (142,130)

TOTAL                                                            $      316,479
                                                                 ===============

_________________________________________________________________________________

See notes to consolidated financial statements.

                                       5

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

___________________________________________________________________________________________________________________________________

                                                                For the Period      For the        For the Period  For the Period
                                                  For the Six-   June 1, 2001        Three-        June 1, 2001    June 1, 2001
                                                    Months        (date of           Months          (date of        (date of
                                                    Ended       incorporation)       Ended        incorporation)   incorporation)
                                                   June 30,       to June 30,       June 30,        to June 30,      to June 30,
                                                     2002            2001            2002              2001            2002

REVENUE                                       $      8,484      $         -     $     8,484      $         -     $     9,484

COST OF REVENUES                                    76,769                -          70,894                -          76,769

GROSS (DEFICIT)                                    (68,285)               -         (62,410)               -         (67,285)

OPERATING EXPENSES:
Stock based compensation                         1,043,832        7,155,000         521,916        7,155,000       8,974,433
General and administrative                         186,082                -         134,499                -         334,446
Research and development                            19,192                -          17,724                -          19,192
Interest expense                                     3,698                -           3,698                -           3,698
   Total operating expenses                      1,252,804        7,155,000         677,837        7,155,000       9,331,769

NET LOSS                                      $ (1,321,089)     $(7,155,000)    $  (740,247)     $(7,155,000)    $(9,399,054)
                                              =============     ============    ============     ============    ============

NET LOSS PER SHARE  - Basic and
     Diluted                                  $     (0.003)     $     (0.03)    $    (0.002)     $     (0.03)
                                              =============     ============    ============     ============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING -
   Basic and Diluted                           406,193,400      238,500,000     407,373,600      238,500,000
                                              =============     ============    ============     ============
___________________________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

________________________________________________________________________________________________________________________________

                                                                                             For the Period      For the Period
                                                                                              June 1, 2001        June 1, 2001
                                                                             For the            (date of           (date  of
                                                                            Six-Months       incorporation)       incorporation)
                                                                              Ended           to June 30,         to June 30,
                                                                          June 30, 2002           2001                2002

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $  (1,321,089)      $ (7,155,000)       $ (9,399,054)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                              15,716                  -              15,789
       Amortization of deferred stock compensation                              983,832                  -           1,229,430
       Stock based compensation and consulting                                        -          7,155,000           7,715,000
       Non-cash expenses                                                              -                  -              26,500
       Non-cash consulting expenses                                              60,000                  -              60,000
    Changes in assets and liabilities, net:                                           -                  -                   -
        Increase in deposits                                                    (49,216)                 -             (50,516)
        Increase in inventory                                                   (20,016)                 -             (20,016)
        Increase in receivables                                                  (7,598)                 -              (7,598)
        Increase in accounts payable and other liabilities                       77,365                  -              92,052

NET CASH USED IN OPERATING ACTIVITIES                                          (261,006)                 -            (338,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                        (135,997)                 -            (138,897)
    Cash acquired in acquisition                                                      -                  -                 209

NET CASH USED IN INVESTING ACTIVITIES                                          (135,997)                 -            (138,688)

CASH FLOWS FROM FINANCING ACTIVITIES-
    Advances from affiliates, net                                               355,178                  -             512,492

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (41,825)                 -              35,391

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   77,216                  -                   -

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $      35,391       $          -        $     35,391
                                                                          ==============      =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                             $         643       $          -       $         643
                                                                          ==============      =============       =============

Income taxes paid                                                         $           -       $          -        $          -
                                                                          ==============      =============       =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued in acquisition of American Communications
     Enterprises:
Accounts payable                                                          $           -       $          -        $     14,216
Advances from stockholder subsequently converted to common stock                      -                  -             156,916
Total                                                                     $           -       $          -        $    171,132
                                                                          ==============      =============       =============

Stockholder advances converted to common stock                            $     300,000       $          -        $    300,000
                                                                          ==============      =============       =============

Equipment financed through payables                                       $      79,850       $          -        $     79,850
                                                                          ==============      =============       =============

Deferred compensation on grants of stock options                          $            -      $           -       $   4,036,500
                                                                          ==============      =============       =============

________________________________________________________________________________________________________________________________

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

________________________________________________________________________________

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

NeoGenomics, Inc. ("NEO") was incorporated under the laws of the state of
Florida on June 1, 2001 and on November 14, 2001, agreed to be acquired by
American Communications Enterprises, Inc. ("ACE"). ACE was formed in 1998 and succeeded to NEO's name on January 14, 2002. As a result of this acquisition, the accompanying consolidated financial statements include the accounts of NEO and ACE (collectively referred to as "we", "us", "our"). All significant intercompany accounts and balances have been eliminated in consolidation.

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

We are considered to be a development stage (as defined in Financial Accounting
Standards Board Statement No. 7) biotech company organized for the principal purpose of developing genomic tools for women's diseases, such as ovarian cancer, and the early diagnosis of neonatal illness. We have not yet commenced a significant level of operations, and most of our accounting policies and procedures have not yet been established.

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2002. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2001 contained in our Form 10-KSB.

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

NOTE C - RELATED PARTY TRANSACTIONS

Advances and Loans

During the second quarter of 2002, we received net advances from Tampa Bay
Financial, Inc. ("TBF"), one of our stockholders, of approximately $262,000. The advances are non-interest bearing, unsecured and due on demand, and will be converted to shares of our common stock at $0.0333 per share. During June 2002, we converted $300,000 in advances to 9,000,000 shares of our common stock. At
June 30, 2002, we owed TBF approximately $119,000.

We occasionally borrow funds from the Naples Women's Center ("NWC"), a company owned by our president, to meet our short-term cash needs. These amounts have been advanced to us with a stated interest rate of 8% and are due upon demand.
During the second quarter of 2002, we received net advances of approximately
$18,000. At June 30, 2002 we owed NWC approximately $78,500.

Consulting Agreements

During November 2001, we entered into an agreement with TBF to provide us with consulting services and pay certain of our expenses, including the salary of our chief financial officer and costs incurred in preparing required filings under securities laws. The term of this agreement is one year and may be extended, at the option of TBF, for two additional one-year terms. The fee under this agreement is $10,000 per month. During the six months ended June 30, 2002, we incurred approximately $60,000 related to this agreement. Under certain circumstances, these amounts may be repaid with issuances of our common stock.
TBF also has a right of first refusal to purchase securities we may offer at 50%
of their proposed purchase price. This right expires November 30, 2003.

NOTE D - COMMITMENT

During June 2002, we entered into an agreement to purchase an $187,000 piece of laboratory equipment.  We have paid a $50,000 deposit towards this equipment.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements for the three and six months ended, and the period June
1, 2001 (date of incorporation) to June 30, 2002, included with this Form
10-QSB.

Information related to our predecessor entity, American Communications
Enterprises, Inc. ("ACE"), has been omitted. ACE was formed in 1998 for the purpose of operating radio stations and businesses within the communications industry. ACE later changed its focus to genomics, which included acquiring a private company desiring to become public. In November, ACE and NeoGenomics,
Inc., a Florida Corporation ("NeoGenomics") entered into a Plan of Exchange pursuant to which ACE acquired NeoGenomics. For financial statement purposes, the merger has been treated as a reverse acquisition with NeoGenomics being treated as the acquirer.

Readers are referred to the cautionary statement, which addresses forward-looking statements made by us.

NeoGenomics, Inc. is considered to be in the development stage as defined in
Financial Accounting Standards Board Statement No. 7. It is currently in the process of developing genomic tools for women's diseases.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements for the fiscal year ended December 31, 2001 included in our Form 10-KSB. We have consistently applied these policies in all material respects. At this stage of our development, these policies primarily address matters of expense recognition. Although we anticipate that revenue recognition issues will become critical in future years, the small amount of revenue that we have earned at this stage minimizes the impact of any judgments regarding revenue recognition.
Management does not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Results of Operations for the three months ended June 30, 2002

We commenced operations on June 1, 2001. As a result we have not yet generated any significant revenues.

During the three months ended June 30, 2002, we generated revenues and costs of revenues of approximately $8,400, and we incurred a net loss of approximately
$740,000, which includes non-cash stock based compensation expense of approximately $522,000. These expenses consist of the amortization of deferred stock options, which were issued in November 2001 and stock based compensation and consulting. We believe our gross margin will improve if we add additional business. Our general and administrative expenses were approximately $135,000 and are mainly comprised of administrative services expenses, wages and depreciation. Interest expenses were approximately $3,700 and are mainly comprised of interest payable on advances from a related party.

During June 2002, we completed six cytogenic tests. Since that date, we have gained the interest of area laboratories by performing trial tests in order to demonstrate our ability to deliver faster test results than competitive laboratories. After a successful trial test, one such laboratory has agreed to use our laboratory for all their cytogenetic testing. This could result in an additional 30 tests per

month. Since June 30, we have also experienced an increase in the number of physician groups which are using our cytogenetic diagnostic services.

Results of Operations for the six months ended June 30, 2002

During the six months ended June 30, 2002, we generated revenues and costs of revenues of approximately $8,400 and $76,800, and we incurred a net loss of approximately $1,321,000 which includes non-cash stock based compensation expense of approximately $1,044,000. These expenses consist of the amortization of deferred stock options, which were issued in November 2001, and stock based compensation and consulting. Our negative gross margin reflects costs incurred to obtain certification and is expected to improve as our sales increase.
Our general and administrative expenses were approximately $186,000 and are mainly comprised of administrative services expenses, wages and depreciation.
Interest expenses were approximately $3,700 and are mainly comprised of interest payable on advances from a related party.

Results of Operations for the period from June 1, 2001 to June 30, 2002

During the period from June 1, 2001 to June 30, 2002, we generated revenues of approximately $9,500, and we incurred a net loss of approximately $9,399,000.
Our net loss included non-cash stock based compensation expense of approximately
$8,974,000. This expense consisted of the amortization of deferred stock options, which were issued in November 2001 and stock based compensation and consulting. Our general and administrative expenses were approximately $430,000.
They were mainly comprised of administrative service expenses, wages and depreciation. Interest expense was approximately $3,700, and was primarily comprised of interest payable on advances from a related party.

Future Periods

Management expects that research expenses will increase substantially in 2002 and in future years, as we expand our research and development activities. We also expect that our other operating expenses will grow over time in connection with the expansion of our laboratory facility.

Liquidity and Capital Resources

During the six months ended June 30, 2002, our operating activities used approximately $261,000 in cash. This amount primarily represented cash used to pay general and administrative expenses associated with our operations. We spent approximately $136,000 on new equipment. We were able to finance operations primarily through net advances of approximately $355,000 received from a significant shareholder and other affiliates. At June 30, 2002, we had cash and cash equivalents of approximately $ 35,000.

At the present time, we have very limited cash resources. We do not anticipate that we will generate a significant cash flow from operating activities until the later half of 2002. As a result, we anticipate that we will require at least
$900,000 in additional working capital financing during the next 12 months in order to meet our working capital requirements during this period. We currently plan to finance our operations through the sale of shares of our common stock to
Tampa Bay Financial, Inc. In this connection, Tampa Bay Financial has agreed to purchase $1,100,000 in shares of our common stock over the next 12 months. These shares will be purchased at the price of $0.0333 per share.

Based upon our current plans and assumptions relating to our business plan, we currently believe that the financing from Tampa Bay Financial will be sufficient to meet our working capital requirements during the next 12 months. However, in the event that Tampa Bay Financial does not provide this funding when scheduled, or if our operating expenses are greater than anticipated, or if our plans change or our assumptions prove to be inaccurate, we would need to obtain working capital from other sources. At the present time, we have no commitments from any other parties to provide such financing and there can be no assurance

                                       10

that such financing would be available. If we are unable to obtain such financing, we may not be able to implement our business plan.

Capital Expenditures

Management currently forecasts capital expenditures for the remainder of this year to be approximately $375,000. We plan to fund these expenditures through the sale of shares to Tampa Bay Financial.

Staffing

We plan to increase our work force. Currently, we have four full-time employees.
We plan to add additional research scientists to assist us in the development of new products. Upon development of these products, we plan to build a sales force to sell to end-users. We also intend to add personnel in the accounting, administrative and investor relations areas. Management has added three employees during 2002, and expects to add further personnel during the balance of 2002. We expect the cost of these additional employees will be in excess of
$200,000 over the next 12 months.

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

                                       11

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

    NONE

Item 2. Changes in Securities

        In June 2002, the Company issued 9,000,000 shares of common stock in exchange for the cancellation of $300,000 in cash advances. The stock was issued to Tampa Bay Financial, Inc., an accredited investor, in a transaction that the
Company believes was exempt from registration under Rule 506 promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

    NONE

Item 4. Submission of Matters to a Vote of Securities Holders

    NONE

Item 5. Other Information

    NONE

Item 6. Exhibits and Reports on Form 8-K

    NONE

                                       12

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoGenomics, Inc.

By:/s/Michael T. Dent                                      August 14, 2002
   Michael T. Dent, M.D.
   (President and Chief Executive Officer)

By:/s/Matthew A. Veal                                      August 14, 2002
   Matthew A. Veal
   (Chief Accounting Officer)

   Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certify that this report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of
1934 and that the information contained in this report fairly presents in all material respects the financial condition and results of operations of the
Registrant as of and for the periods presented in this report.

August 14, 2002                               /s/Michael T.Dent
                                              Michael T. Dent, M.D.
                                             (President and Chief Executive Officer)

August 14, 2002                               /s/Matthew A. Veal
                                              Matthew A. Veal
                                             (Chief Accounting Officer)

                                       13