Form 10QSB
period 2002-09-30
NEOGENOMICS INC
filed 2002-11-20
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.

               For the quarterly period ended September 30, 2002.

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
incorporation or organization)

                  1085 Business Lane Suite 8, Naples, FL 34110

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

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002.

                                  440,677,012

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheet as of September 30, 2002................... 4

        Consolidated Statements of Operations for the three
        and nine months ended September 30, 2002, the period
        June 1, 2001 (date of incorporation) to September 30,
        2001, the three months ended September 30, 2001 and the
        period June 1, 2001 (date of incorporation) to September
        30, 2002.............................................................. 5

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2002, the period June 1, 2001 (date of incorporation) to September 30, 2001 and the period June 1,
        2001 (date of incorporation) to September 30, 2002.................... 6

        Notes to Consolidated Financial Statements............................ 7

        Management's Discussion and Analysis of Financial Condition
        and Results of Operations
Item 2. (including cautionary statement)...................................... 9

Item 3. Controls and Procedures                                               12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 13
Item 2. Changes in Securities................................................ 13
Item 3. Defaults Upon Senior Securities...................................... 13
Item 4. Submission of Matters to a Vote of Securities Holders................ 13
Item 5. Other Information.................................................... 13
Item 6. Exhibits and Reports on Form 8-K..................................... 13

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

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                        CONSOLIDATED BALANCE SHEET AS OF
                               SEPTEMBER 30, 2002
                                   (unaudited)

________________________________________________________________________________

ASSETS

CURRENT ASSETS:
    Cash                                               $     23,563
    Accounts receivable (net of allowance
     for doubtful accounts of $710)                          30,883
    Inventory                                                16,347
    Due from shareholder                                      3,750
    Deposits                                                  3,916
       Total current assets                                  78,459

PROPERTY AND EQUIPMENT (net of accumulated
  depreciation of $31,577)                                  389,990

TOTAL                                                  $    468,449
                                                       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                  $    209,805
     Accrued expenses                                        23,559
     Accrued payroll                                         19,133
     Due to affiliates                                      121,594
       Total current liabilities                            374,091

STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value, 500,000,000
        shares authorized; 440,677,012 shares
        issued and outstanding                              440,678
     Additional paid-in capital                          12,100,086
     Deferred stock compensation                         (2,315,154)
     Deficit accumulated during the development stage   (10,131,252)
       Total stockholders' deficit                          (94,358)

TOTAL                                                  $    468,449
                                                       =============
________________________________________________________________________________

    See notes to consolidated financial statements.

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
______________________________________________________________________________________________________________

                                                                                                 For the
                                                   For the Period                                Period
                                      For the       June 1, 2001    For the       For the     June 1, 2001
                                     Nine-Months     (date of     Three-Months  Three-Months    (date of
                                       Ended       incorporation)    Ended         Ended      incorporation)
                                     September      to September   September     September     to September
                                      30, 2002        30, 2001     30, 2002      30, 2001        30, 2002

REVENUE                             $     36,353     $     1,000   $   27,869   $   1,000    $      37,353

COST OF REVENUE                          136,762               -       61,033           -          136,761

GROSS (DEFICIT) PROFIT                  (100,409)          1,000      (33,164)      1,000          (99,408)

OPERATING EXPENSES:
Stock based compensation               1,535,748       7,155,000      491,916           -        9,466,349
General and administrative               378,332             196      190,949         196          530,095
Research and development                  34,190               -       15,258           -           34,190
Interest expense                           4,608               -          911           -            4,609
   Total operating expenses            1,952,878       7,155,196      699,034         196       10,035,243

NET INCOME (LOSS)                   $ (2,053,287)    $(7,154,196)  $ (732,198)  $     804    $ (10,134,651)
                                    =============    ============  ===========  ==========   ==============

NET INCOME (LOSS) PER SHARE-
Basic and Diluted                   $     (0.005)    $     (0.03)  $   (0.002)  $    0.00
                                    =============    ============  ===========  ==========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING -
   Basic and Diluted                 413,806,400     238,500,000   428,784,100  238,500,000
                                    =============    ============  ===========  ===========
______________________________________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
__________________________________________________________________________________________________________________

                                                                             For the Period      For the Period
                                                               For the        June 1, 2001        June 1, 2001
                                                             Nine-Months        (date of            (date of
                                                                Ended         incorporation)      incorporation)
                                                             September         to September        to September
                                                              30, 2002           30, 2001             30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (2,053,287)      $ (7,154,196)       $(10,134,653)
  Adjustments to reconcile net loss to net cash provided
    (used in) operating activities:
   Depreciation                                                   31,504                  -              31,577
   Amortization of deferred stock compensation                 1,475,748                  -           1,721,346
   Stock based compensation and consulting                       176,769          7,155,000           7,891,771
   Provision for bad debts                                           710                  -                 710
   Non-cash expenses                                               2,075                  -              28,575
  Changes in assets and liabilities, net:
   Decrease (increase) in deposits                                (2,616)                 -                (516)
   Increase in inventory                                         (16,347)                 -             (16,347)
   Increase in receivables                                       (31,592)                 -                  (3)
   Increase in accounts payable and other liabilities            126,671              1,500             141,357

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES             (290,365)             2,304            (367,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                          (338,817)                 -            (341,717)
   Cash acquired in acquisition                                        -                  -                 209

NET CASH USED IN INVESTING ACTIVITIES                           (338,817)                 -            (341,508)

CASH FLOWS FROM FINANCING ACTIVITIES-
   Advances from affiliates, net                                 579,279                  -             736,593
   Increase in Due from Stockholder                               (3,750)                 -              (3,750)

NET CASH USED IN FINANCING ACTIVITIES                            575,529                  -             732,843

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (53,653)             2,304              23,563

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    77,216                  -                   -

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $     23,563       $      2,304        $      23,563
                                                            =============      =============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                               $        758       $          -        $        758
                                                            =============      =============       =============
Income taxes paid                                           $          -       $          -        $          -
                                                            =============      =============       =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued in acquisition of American Communications
  Enterprises:
Accounts payable                                            $          -       $         -         $    14,216
Advances from stockholder subsequently converted
  to common stock                                                      -                  -             156,916
Total                                                       $          -       $          -        $    171,132
                                                            =============      =============       =============

Stockholder advances converted to common stock              $    600,000       $          -        $    600,000
                                                            =============      =============       =============

Equipment financed through payables                         $     79,850       $          -        $     79,850
                                                            =============      =============       =============

Deferred compensation on grants of stock options            $          -       $          -        $  4,036,500
                                                            =============      =============       =============

__________________________________________________________________________________________________________________

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2001 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since our inception, and have experienced, and continue to experience, negative operating margins and negative cash flows from operations. In addition, we expect to have ongoing requirements for substantial additional capital investment to implement our business plan. We expect to seek additional funding through the issuance of debt or equity securities. However, there can be no assurance that we will be successful in these efforts. These factors, among others, indicate that we may be unable to continue as a going concern.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

Advances and Loans

During the third quarter of 2002, we received net advances from Tampa Bay
Financial, Inc. ("TBF"), one of our stockholders, of $225,600. These advances were made pursuant to an agreement to purchase our common shares. They are non-interest bearing, unsecured, and will be converted into shares of our common stock at $0.033 per share. During August 2002, we converted $300,000 in advances to 9,000,000 shares of our common stock. At September 30, 2002, we owed TBF approximately $5,000.

We occasionally borrow funds from the Naples Women's Center ("NWC"), a company owned by our president, to meet our short-term cash needs. These amounts have been advanced to us with a stated interest rate of 8% and are due upon demand.
During the third quarter of 2002, we repaid approximately $1,500 of these advances. At September 30, 2002, we owed NWC approximately $77,000.

Consulting Agreement

During the period November 2001 through September 2002, TBF provided us with consulting services and paid certain of our expenses, including the salary of our chief financial officer and costs incurred in preparing required filings under securities laws. During the period November 2001 through September 2002, expenses related to this agreement were $75,000. During the third quarter of
2002, we repaid $60,000 to TBF through the issuance of our common stock.

NOTE D - COMMITMENT

During  September  2002, we entered into a  collaborative  research  effort with
Ciphergen  Biosystems.  If a  patented  product  or  service  results  from this research, the patenting party will be obligated to pay a 4% royalty to the other party. As part of agreement,  we have agreed to purchase  supplies and equipment approximating  $128,000 over the next eight months. They have committed to award us with a $100,000 research grant, which was received in October 2002.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements for the three and nine months ended September 30, 2002, and the period June 1, 2001 (date of incorporation) to September 30, 2002, included with this Form 10-QSB.

Information related to our predecessor entity, American Communications
Enterprises, Inc. ("ACE"), has been omitted. ACE was formed in 1998 for the purpose of operating radio stations and businesses within the communications industry. ACE later changed its focus to genomics, which included acquiring a private company desiring to become public. In November 2001, ACE and
NeoGenomics, Inc., a Florida Corporation ("NeoGenomics") entered into a Plan of
Exchange pursuant to which ACE acquired NeoGenomics. For financial statement purposes, the merger has been treated as a reverse acquisition with NeoGenomics being treated as the acquirer.

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

Results of Operations for the three months ended September 30, 2002

We commenced operations on June 1, 2001. As a result we have not yet generated any significant revenues.

During the three months ended September 30, 2002, we generated revenues and costs of revenues of approximately $28,000 and $61,000 and we incurred a net loss of approximately $732,200, which includes non-cash stock based compensation expense of approximately $492,000. These expenses consist of the amortization of deferred stock options, which were issued in November 2001 and other stock based compensation and consulting. We believe our gross margin will improve if we add additional business. Our general and administrative expenses were approximately
$191,000 and are mainly comprised of administrative services expenses, wages and depreciation. Interest expenses were approximately $900 and are mainly comprised of interest payable on advances from a related party.

Having completed our first full quarter of laboratory operations, testing revenues have begun to show increases in the third quarter. We billed $27,869 for 83 tests in the quarter ended September 30, 2002, including 28 tests for were cystic fibrosis, that are currently being subcontracted to other laboratories, which are included as service charges to the patients.

Revenues per test are a function of both the nature of the test and who the payer (Medicare, Medicaid, third party insurer, etc.). Our policy is to record amounts billed at the amounts we expect to be collected based on published or contracted amounts and prior experience with the payer.

We have established a reserve for uncollectible amounts based on estimates of what we will collect from co-payments and those procedures performed that are not covered by insurance.

Results of Operations for the nine months ended September 30, 2002

During the nine months ended September 30, 2002, we generated revenues and costs of revenues of approximately $36,300 and $136,800, and we incurred a net loss of approximately $2,053,000 which includes non-cash stock based compensation expense of approximately $1,536,000. These expenses consist of the amortization of deferred stock options, which were issued in November 2001, and other stock based compensation and consulting. Our negative gross margin reflects costs incurred to obtain certification and is expected to improve as our sales increase. Our general and administrative expenses were approximately $378,300 and are mainly comprised of administrative services expenses, wages and depreciation. Interest expenses were approximately $4,600 and are mainly comprised of interest payable on advances from a related party.

Results of Operations for the period from June 1, 2001 to September 30, 2002

During the period from June 1, 2001 to September 30, 2002, we generated revenues and costs of revenues of approximately $37,300 and $137,000, and we incurred a net loss of approximately $10,135,000. Our net loss included non-cash stock based compensation expense of approximately $9,466,000. This expense consisted of the amortization of deferred stock options, which were issued in November
2001 and other stock based compensation and consulting. Our general and administrative expenses were approximately $530,000. They were mainly comprised of administrative service expenses, wages and depreciation. Interest expense was approximately $4,600, and was primarily comprised of interest payable on advances from a related party.

Future Periods

Management expects that research expenses will increase substantially in 2002 and in future years, as we expand our research and development activities. We also expect that our other operating expenses will grow over time in connection with the expansion of our laboratory facility.

Liquidity and Capital Resources

During the nine months ended September 30, 2002, our operating activities used approximately $290,000 in cash. This amount primarily represented cash used to pay general and administrative expenses associated with our operations. We spent approximately $339,000 on new equipment. We were able to finance operations primarily through net advances of approximately $579,000 received from a significant shareholder and other affiliates. At September 30, 2002, we had cash and cash equivalents of approximately $23,500.

At the present time, we have very limited cash resources. We do not anticipate that we will generate significant cash flow from operating activities until
2003. As a result, we anticipate that we will require at least $300,000 in additional working capital financing during the next 12 months in order to meet our working capital requirements during this period. We currently plan to finance our operations through the acquisition of borrowings and the sale of shares of our common stock to Tampa Bay Financial, Inc. and other investors.

In May 2002, Tampa Bay Financial, Inc. agreed to purchase 45,000,000 shares of our common stock for a price of $0.0333 per share, or a total of $1,500,000. As of the date of this report, TBF has provided $700,000 under this agreement. In
November 2002, a dispute arose between the Company and TBF with respect to the parties' obligations to each other. As a result of this dispute, TBF informed the Company that they would not make any further payments under the May 2002 agreement until the dispute is resolved. Since that time, the Company and TBF have been engaged in negotiations regarding the resolution of this dispute. In the event that the Company and TBF are unable to reach agreement, the Company will seek funding from other sources.

There can be no assurance that the Company will obtain further funding from TBF or another source. If the Company is unable to obtain funding, the Company will be required to curtail or discontinue operations.

Capital Expenditures

Management is currently researching a possible capital asset purchase that would take place before year-end. This expenditure would be approximately
$150,000 and would be based on current market conditions and the overall impact the equipment would have on operations. We plan to fund these expenditures through the sale of shares to third parties.

Staffing

If we receive sufficient funding, we plan to increase our workforce. Currently, we have seven full-time employees. We hired a laboratory technician and plan to add an additional laboratory technician to assist us in operations. Management has added three employees during 2002. We expect the cost of these additional employees will be between $100,000 and $150,000 over the next 12 months.

Research Plans

The Company is in the initial stages of a project to identify a bio-marker for pre-eclampsia, a disease which kills 60,000 pregnant women each year. In connection with this project, the Company has purchased $180,000 of equipment and committed to purchasing labor, supplies and equipment approximating $128,000 over the next eight months. The Company has obtained a $100,000 research grant commitment to offset these costs. The research grant was received in October
2002.

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

Item 3 - CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

    NONE

Item 2. Changes in Securities

In the third quarter of 2002, we issued the following: 17,677,012 shares of common stock in exchange for employment and consulting services valued at
$176,769, and 9,000,000 shares of common stock in exchange for the cancellation of $300,000 in cash advances. All of the stock was issued to a small group of sophisticated investors in a transaction that the Company believes was exempt from registration under Rule 506 promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

    NONE

Item 4. Submission of Matters to a Vote of Securities Holders

    NONE

Item 5. Other Information

    NONE

Item 6. Exhibits and Reports on Form 8-K

    10.8     Research and License Agreement Between Neogenomics, Inc. and Ciphergen Biosystems, Inc.
    99.1     Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NeoGenomics, Inc.

By:/s/Michael T. Dent, M.D.                  November 19, 2002
   Michael T. Dent, M.D.
  (President and Chief Executive Officer)

By:/s/Matthew A. Veal                         November 19, 2002
   Matthew A. Veal
  (Chief Financial Officer)

CERTIFICATION

I, Michael T. Dent, M.D., certify that:

1. I, and the registrant's other certifying officer have reviewed this quarterly report on Form 10QSB of Neogenomics, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. I, and the registrant's other certifying officer, are responsible for establishing and maintaining disclosure controls and procedures for the issuer and we have:

        (i)  designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (ii) evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and

        (iii)presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
             Evaluation Date;

5. I, and the registrant's other certifying officer, have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

        (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

        (ii)any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. I, and the registrant's other certifying officer, have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

/s/ Michael T. Dent, M.D.
    Michael T. Dent, M.D.
    President and CEO

CERTIFICATION

I, Matthew A. Veal, certify that:

1. I, and the registrant's other certifying officer have reviewed this quarterly report on Form 10QSB of Neogenomics, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such

                                       13

   statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. I, and the registrant's other certifying officer, are responsible for establishing and maintaining disclosure controls and procedures for the issuer and we have:

        (i)  designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (ii) evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and

        (iii)presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
             Evaluation Date;

5. I, and the registrant's other certifying officer, have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

        (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

        (ii)any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. I, and the registrant's other certifying officer, have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

/s/ Matthew A. Veal
    Matthew A. Veal
    CFO