Form 10KSB
period 2002-12-31
NEOGENOMICS INC
filed 2003-05-20
CIK 1077183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                                   FORM 10-KSB

     ( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934.


                      FOR THE YEAR ENDED DECEMBER 31, 2002

     (  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

            For the transition period from __________ to __________.

                        COMMISSION FILE NUMBER: 333-72097

                                NEOGENOMICS, INC.
                                -----------------

                                      F/K/A
                                      -----

                    AMERICAN COMMUNICATIONS ENTERPRISES, INC.
                    -----------------------------------------
             (Exact name of Registrant as specified in its charter)

     NEVADA                                                 74-2897368
     ------                                                 ----------
(State  or other jurisdiction of                         (IRS Employer I.D. No.)
incorporation  or  organization)

                 1726 MEDICAL BLVD, SUITE 101, NAPLES, FL 34109
                 ----------------------------------------------
                     Address of Principal Executive Offices:

                                 (239) 513-1992
                                 --------------
               Registrant's telephone number, including area code:

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

                                  X YES    _ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                     -

       The issuer's revenues for the most recent fiscal year were $93,491.

The aggregate market value of the voting stock held by non-affiliates of the registrant at May 15, 2003 was $ 139,151 (Based on 1,987,875 shares held by non-affiliates and a closing share price of $0.07/share on May 15, 2003). Shares of common stock held by each officer and director and by each person who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As  of  May  15,  2003,  18,409,416  common  shares  were  outstanding.

                   Documents Incorporated By Reference  - NONE

          Transitional small business disclosure format. _ Yes    X  No
                                                                  -

                                     PART I

FORWARD-LOOKING  STATEMENTS

     Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Form 10-KSB and include all statements that are not statements of historical fact regarding intent, belief or our current expectations, with respect to, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plan," and similar expressions and variations thereof are intended to identify forward-looking statements.

     Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any changes in technology that might affect the competitive positioning of our products and services; (iii) any inability to manage our growth; (iv) any adverse effect or limitations caused by Governmental regulations; (v) any adverse effect on our cash flow and abilities to obtain acceptable financing in connection with our growth plans; (vi) any increased competition in business; (vii) any inability of us to successfully conduct our business in new markets; and (viii) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-KSB to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

ITEM  1.     DESCRIPTION  OF  BUSINESS

    NeoGenomics, Inc., a Nevada corporation (referred to individually or collectively with all of its subsidiaries as the "Company" in this Form 10-KSB) is the registrant for SEC reporting purposes and was originally incorporated as American Communications, Enterprises, Inc. in October 1998. In November 2001, following a reverse acquisition of NeoGenomics, Inc, a Florida company (referred to as "NeoGenomics" or the "Operating Subsidiary" in this Form 10-KSB), the registrant changed its name to NeoGenomics, Inc. as well. All share references in this Form 10-KSB have been adjusted to reflect a 1:100 reverse stock split which was effected by the Company on April 16, 2002.

     NeoGenomics, Inc. owns and operates a medical testing laboratory and research facility based in Naples, Florida that is targeting the rapidly growing genetic and molecular testing subsegment of the medical laboratory market. Our common stock is listed on the NASDAQ Bulletin Board (OTCBB) under the symbol "NGNM." Our business plan features two concurrent objectives:

1. Development of a clinical laboratory to offer routine cytogenetics and molecular biology testing services; and

2. Development of a research laboratory to offer sponsored research services to other companies that are seeking to develop genomic products that will determine the genetic basis for female and neonatal diseases, cancers and other forms of disease (See "Research and Development").

     The vision of NeoGenomics is to merge a high-end genetic and molecular testing laboratory with ongoing research activities to help bridge the gap
between  clinical  medicine  and  genomic  research.   We  believe  that  this
combination will allow the Company to speed the process of discovery and innovation and develop new advanced testing methods to identify the genetic and molecular causes of disease. Over the last 2-3 years, advances in technology and genetic research, including the complete sequencing of the human genome, have made possible a whole new set of tools to diagnose and treat diseases.
This has opened up a vast opportunity for laboratory companies that are positioned to address this growing market segment.

     The medical testing laboratory market can be broken down into three primary segments: clinical lab testing, anatomic pathology testing, and genetic/molecular testing. Clinical labs typically are engaged in high volume, high automation tests on blood and urine. Clinical lab tests often involve testing of a less urgent nature, for example, cholesterol testing and testing associated with routine physical exams. This type of testing yields relatively low average revenue per test. Anatomic pathology ("AP") testing involves evaluation of tissue, as in surgical pathology, or cells as in cytopathology. AP testing typically seeks to answer the question: is it cancer? The most widely known AP tests are Pap smears, skin biopsies, and tissue biopsies. AP tests are typically more labor and technology intensive than clinical lab tests and thus typically have higher average revenue per test than clinical lab tests.

     Genetic/molecular testing is the newest and fastest growing subset of the laboratory market. Genetic testing or "cytogenetics" involves analyzing chromosomes taken from the nucleus of cells for abnormalities in a process called karyotyping. A karyotype evaluates the entire 46 human chromosomes by number, and banding patterns to identify abnormalities associated with diseases. Examples of cytogenetics testing include amniocentesis testing of pregnant women to screen for genetic anomalies such as Down's syndrome in a fetus and bone marrow testing to screen for types of leukemia. Molecular biology involves testing for even more specific causes of diseases based on very small alterations in cellular biology and DNA. Examples of common molecular biology testing include screening for cystic fibrosis or Tay-Sachs disease. Both cytogenetics and molecular biology have become important and accurate diagnostic tools over the last five years and new tests are being developed monthly, thus this market segment is expanding rapidly. Genetic/molecular testing requires very specialized equipment and credentialed individuals (typically PhD level) to certify the results. As a result of the sophistication involved in performing these tests, we believe that genetic/molecular testing typically has the highest average revenue/test of the medical testing sub segments.

Comparison  of  the  Medical  Testing  Laboratory  Market  Segments:

ATTRIBUTES                       CLINICAL       ANATOMIC PATHOLOGY     GENETIC/MOLECULAR
---------------------------  -----------------  -------------------  ----------------------
Testing Performed On         Blood, Urine        Tissue/cells        Chromosomes/
                                                                     molecules
Volume                       High               Low                  Low
Physician Involvement        Low                High - Pathologist   Low
Malpractice Insur. Required  Low                High                 Low
Other Professionals Req.     None               None                 Cyto Geneticist/
                                                                     Molecular Geneticist
Level of Automation          High               None                  moderate
Diagnostic in Nature         Usually Not        Yes                  Yes
Types of Diseases Tested     Many Possible      Cancer               Rapidly Growing
Estimated Revenue/Test       $5 - $35/Test      $25 - $100/Test      $200 - $800/Test
Estimated Size of Market     $25 - $30 Billion  $6.0 - $7.0 Billion  $1.0 - $2.0 Billion
Annual Est. Growth Rate of
Market                       4.0 -5.0%           6.0 - 7.0%           25.0 - 40+%

Source:   Wall  Street  Research  Analysts  and  Company  Estimates

HISTORICAL  DEVELOPMENT  OF  THE  COMPANY

     NeoGenomics, Inc. (f/k/a American Communications Enterprises, Inc.) was incorporated in Nevada in 1998 and became publicly-traded in August 1999.

     The original purpose of the Company was to acquire and operate radio stations in Texas and other geographic regions of the United States and to develop related Internet services to complement the planned regional clusters of radio stations in such markets. However, the Company was unable to raise the capital necessary to implement this business plan and began to pursue different opportunities.

     In November 2000, after a change in control of the Company, a new management team reevaluated the Company's strategic plan. At that time, the then management concluded that shareholder value could be augmented by broadening the Company's focus from the radio industry to the broader telecommunications industry. After serious difficulties in the entire telecommunications industry became apparent, management concluded that it should focus on opportunities relating to the genomics industry.

In the second half of 2001, we entered into negotiations to acquire NeoGenomics, Inc., a Florida corporation ("NeoGenomics"). NeoGenomics, which was incorporated in Florida on June 1, 2001, traces its roots back to its founder Dr. Michael Dent's 10 years of clinical experience in women's healthcare. Dr. Dent realized the potential for a multi-specialty approach to studying diseases in women and neonates; therefore, Dr. Dent sought to combine a group of research scientists from different fields including oncology, molecular biology, cytogenetics, oncogenomics and proteinomics for the purposes of creating a state-of-the-art clinical and research laboratory dedicated to genetic issues in medicine.

     The Company acquired NeoGenomics on November 14, 2001 in a reverse acquisition transaction that resulted in another change in control of the Company. From a legal perspective, the Company was the surviving company and thus continues its public reporting obligations. However, from an accounting perspective using generally accepted accounting principles, NeoGenomics acquired the Company. Therefore, all financial information presented in this 10-KSB includes NeoGenomics' standalone results from the period June 1, 2001 to November 13, 2001 and the combined companies' results from November 2001 to December 31, 2002. Pursuant to the reverse acquisition, we entered into a Plan of Exchange with NeoGenomics, Tampa Bay Financial, Inc. ("TBF") and Michael T. Dent, M.D. This transaction had the following principal terms:

- The Company acquired 100% of the outstanding shares of NeoGenomics, which became a wholly-owned subsidiary of the Company (hereinafter referred to as the "Operating Subsidiary"). In January 2002, the name of the parent company was changed to "NeoGenomics, Inc." as well.

- Dr. Dent received 1,192,500 shares of our common stock. He also received the right to receive an additional 1,192,500 shares based upon the achievement of certain milestones by NeoGenomics.

- Dr. Dent was appointed President of the Company and received the right to appoint a majority of the directors of the Company. Dr. Dent subsequently appointed Kevin J. Lindheim as a director.

- Tampa Bay Financial, Inc. agreed to purchase 450,000 shares of the Company's common stock for a price of $3.333 cents per share, or a total of $1,500,000, payable upon the achievement of certain milestones.

- The Company agreed to engage Tampa Bay Financial to provide consulting services to the Company. Under this agreement, the Company agreed to pay TBF $10,000 per month for an initial term of one year. The agreement was renewable at TBF's option for two additional terms of one year each. Under the consulting agreement, Tampa Bay Financial also had the right of first refusal with respect to any future issuance of shares by the Company at a price per share which was 50% of the price per share paid by any third party.

- The Company agreed that it would not engage in any reverse stock split without the consent of Tampa Bay Financial for a period of two (2) years.

- Dr. Dent received options to purchase up to 1,350,000 shares of the Company's common stock, which were to vest upon the achievement of certain milestones set forth in the option agreement.

     On May 16, 2002, the Company, Dr. Dent and Tampa Bay Financial entered into a letter agreement amending the terms of the Plan of Exchange and certain of the related documents (collectively referred to as the "Modification Agreement"). Under the terms of the Modification Agreement, the parties agreed as follows:

     1. The parties restructured the obligation of Tampa Bay Financial to purchase 450,000 shares of the Company's common stock. In particular, the Company agreed that TBF would immediately purchase 90,000 shares of common stock at a price of $3.333 per share, or $300,000. This amount was paid through the cancellation of $190,000 of advances made by TBF to the Company together with the additional payments of $110,000 during May 2002. Tampa Bay Financial agreed to purchase the remaining 360,000 shares at a price of $3.333 per share, or an aggregate price of $1.2 million, payable in 12 equal installments over a period of 12 months commencing on June 15, 2002.

     2. The Company agreed to issue 715,500 shares to Dr. Dent based upon his fulfillment of the first three milestones set forth in the Plan of Exchange. The Company agreed to deliver the remaining 477,000 shares to Dr. Dent upon the fulfillment of the last two milestones set forth in the Plan of Exchange.

     3. The Company agreed that Tampa Bay Financial would have the right to receive the fees payable under its consulting agreement through the issuance of shares rather than the payment of cash. In connection with this, the Company agreed to issue 60,000 shares to TBF in exchange for $60,000 of consulting fees accrued through May 16, 2002. The Company further agreed to issue shares in lieu of consulting fees during the next six months based upon the Company's current stock price, provided, that in no event would Tampa Bay Financial receive more than 10,000 shares per month.

     The Company also agreed to amend the employment agreement with Dr. Dent to provide that Dr. Dent would have the right to receive his salary under the employment agreement in the form of shares of common stock. In connection with this, the Company agreed to issue 62,496 shares to Dr. Dent in exchange for $62,496 of salary accrued through May 16, 2002. The Company further agreed that Dr. Dent, at his option, could receive shares of the Company in lieu of a cash salary during the next six months, based upon the current stock price, provided, that in no event would Dr. Dent receive more than 10,416 shares per month.

     4. The Company agreed to file a Form S-8 to cover any resale of shares received by Dr. Dent under his employment agreement or by Tampa Bay Financial under their consulting agreement.

     5. The Company agreed that upon the occurrence of a "substitution event," the Company would promptly issue to Tampa Bay Financial or its designees the balance of the 450,000 to be purchased by TBF under the Plan of Exchange. Tampa Bay Financial would pay the purchase price for the shares pursuant to a non-recourse promissory note payable over a period of three years without interest. Tampa Bay Financial's financial obligations under the promissory note would be secured by a pledge on the shares purchased by TBF. Additionally, the consulting agreement with Tampa Bay Financial would be terminated.

          For purposes of the Modification Agreement, a "substitution event" was defined to mean the acquisition of any person of more than 20% of the outstanding shares of the Company (other than an acquisition by Tampa Bay Financial or Dr. Dent), the sale of all or substantially all of the assets of the Company, or a merger, share exchange or similar transaction, unless the beneficial owners of the Company prior to the transaction continue to own at least 80% of the outstanding shares of the Company after the transaction.

     6. The Company agreed to release Tampa Bay Financial for any failure to fulfill its funding obligations in the original Plan of Exchange. TBF agreed to release Dr. Dent and the Company from any failure to complete the any of the stages set forth in the Plan of Exchange.

     During the Fall of 2002, Tampa Bay Financial failed to provide the agreed upon funding at the times and in the amounts set forth in the Modification Agreement. As a result the Company was unable to implement important parts of its business plan and encountered severe liquidity problems. To assist the Company, Dr. Dent arranged for his Medical practice to advance approximately $117,000 to the Company and he further agreed to defer all of his salary.

On November 25, 2002, the Company notified Tampa Bay Financial that it was in breach of its obligations under the Plan of Exchange and Modification Agreement due to TBF's failure to provide the Company with $100,000 of funding due on October 15, 2002 and an additional $100,000 of funding due on November 15, 2002. The Company also immediately began to seek a new source of funding. In late December 2002, the Company's Board of Director's, based on feedback from funding sources, determined that it would be infeasible to attract the amount of capital needed for the Company's business plan unless it formally terminated its relationship with Tampa Bay Financial and secured a full release of all of its obligations there under, and specifically its obligations to TBF with respect to a "substitution event" (as defined above), TBF's right of first refusal to purchase securities at a 50% discount to the price paid by any third parties, and the Company's restriction on effecting a reverse stock split.

On December 23, 2002, the Company and Tampa Bay Financial agreed to formally terminate all of their agreements with one another in order to facilitate attracting new capital to the Company and Carl L. Smith, an affiliate of Tampa Bay, resigned from the Company's Board of Directors. As part of this termination agreement the Company and Tampa Bay Financial fully released one another from any claims arising out of any breaches of the Plan of Exchange or the Modification Agreement.

On April 15th, 2003, the Company entered into agreements with MVP 3 LP, a fund controlled by Medical Venture Partners, LLC, and its principals to provide approximately $139,000 of equity financing and up to $1.5 million of debt financing in the form of a revolving credit facility to the Company. Under the terms of the equity agreements, MVP 3 LP purchased 9,303,279 shares and each of the three principals of Medical Venture Partners LLC purchased 1,541,261 shares of the Company at a price per share of $0.01 per share. As a result of theses equity purchases, the Company experienced another change of control and MVP 3 LP and its affiliates received approximately 75% of the outstanding common stock of the Company.

     As a condition to these transactions, the Company, Dr. Michael Dent, MVP 3 LP and the principals of Medical Venture Partners have entered into a shareholders agreement that provides that MVP 3, LP will have the right to appoint up to four of seven directors of the Company. The Company has also entered into a Registration Rights Agreement with MVP 3 LP and the principals of Medical Venture Partners granting them certain demand and piggyback registration rights.

     As a precondition to closing these transactions, Medical Venture Partners required the Company to undertake a 1 for 100 reverse stock split, and cancel Dr. Dent's existing option agreement and employment agreement. The reverse stock split became effective on April 16, 2003 and all share references in this Form 10-KSB have been adjusted to reflect this stock split. Dr. Dent agreed to terminate his option agreement effective as of October 1, 2002 and his employment agreement effective as of December 31, 2002. Simultaneous with the closing of the equity and debt transactions with MVP 3 LP and its affiliates, Dr. Dent and the Company entered into a new employment agreement appointing Dr. Dent as President and Chief Medical Officer of the Company for an initial term of 12 months, subject to renewal. Dr. Dent's salary under the new employment agreement will be equal to 20% of net cash flow provided by operating activities, up to a maximum of $20,000 per month, plus an incentive bonus.

BUSINESS  OF  NEOGENOMICS

SERVICES
--------

     We operate a medical testing and research laboratory located in Naples, Florida. We provide genetic and molecular testing services for the following purposes:

   - To  find  out  if  a  person  is  a  carrier  for  a  certain  disease.

   - To learn if a person has an inherited predisposition to a certain disease, like breast or ovarian cancer (also known as susceptibility testing).

    - To help expecting parents know whether their unborn child will have a genetic disease or disorder (prenatal testing).

    - To confirm diagnosis of certain diseases or disorders (for example, Leukemia and Down's Syndrome).

     We currently offer three types of services: cytogenetics testing, molecular biology testing and sponsored research services:

     CYTOGENETICS TESTING. Cytogenetics testing is routinely used to identify genetic abnormalities in pregnancy, as well as hematologic cancers. Most of our cytogenetics testing is chromosome analysis done through a process called karyotyping, which is an analysis of the chromosomes in a single cell from one individual. Currently, we offer the following types of cytogenetics tests, each of which is performed on different types of biological samples: bone marrow tests to assist in the diagnosis of leukemia and lymphoma, amniocentesis tests to assist in the diagnosis of pre-natal genetic anomalies such as Down's syndrome, products of conception tests to assist in determining the causes of miscarriage during pregnancy, and various other specialty tests.

We believe that historically cytogenetics testing by large national laboratories and other competitors has taken anywhere from 5-12 days on average to obtain a complete diagnostic report. We believe that as a result of this, many practitioners have refrained from ordering such tests because the results traditionally were not returned within an acceptable diagnostic window. We have designed our business operations in order to complete our cytogenetics tests for most types of biological samples and produce a complete diagnostic report and make it available electronically with 2-3 days. We believe these turn around times are among the best in the industry. Furthermore, we believe that as we continue to demonstrate these turnaround times to customers and the awareness of the benefits of cytogenetics testing continues to increase, more and more practitioners will incorporate cytogenetics testing into their diagnostic regimes and thus drive incremental growth in our business.

As an adjunct to traditional chromosome analysis, we plan to offer Fluorescence In Situ Hybridization (FISH) technology to expand the capabilities of routine chromosome analysis in prenatal testing. FISH technology permits preliminary identification of the most frequently occurring numerical chromosomal abnormalities in a relatively rapid manner. FISH, already commonly used as an additional staining method (the colorization of chromosomes to highlight markers and abnormalities) for metaphase analysis (cells in a divided state after they are cultured), is now being applied to interphase chromosome analysis (uncultured, single cells). During the past 5 years, FISH has begun to demonstrate its considerable diagnostic potential. The development of molecular probes by using DNA sequences of differing sizes, complexity, and specificity, coupled with technological enhancements (direct labeling, multicolor probes, computerized signal amplification, and image analysis) make FISH a powerful investigative tool. Although FISH has great potential in a variety of cytogenetics studies, particular attention has been focused on its use in prenatal diagnosis of chromosomal anomalies, because of the speed with which results are attainable (traditional amniocentesis tests take 6-7 days to complete). However, as with all emerging technologies, the transition from the developmental phase to application as a standard diagnostic procedure must be accompanied by assurance of reliability, reproducibility, and accuracy, as well as by guidelines for appropriate use.

     MOLECULAR BIOLOGY TESTING. Molecular biology testing involves testing DNA and other molecular structures to screen for and diagnose single gene disorders and hematological cancers such as cystic fibrosis and Tay-Sachs disease. Today there are tests for about 450 genetic diseases. However, the majority of these tests remain available only to research laboratories and are only offered on a limited basis to family members of someone who has been diagnosed with a genetic condition. About 50 genetic tests are more widely available for clinical use. We currently provide these tests on an outsourced basis. We anticipate in the near future performing these tests within our facility as the number of requests we receive for these types of tests continues to increase and we expand our clinical staff. Molecular biology testing is a growing market with many new diagnostic tests being developed every year. The Company is committed to providing the latest and most accurate testing to its clients, where demand warrants it.

     SPONSORED RESEARCH. Our research initiatives are currently focused on discovering the underlying genetic causes of female diseases. Cancers and other diseases of the ovary, uterus, cervix, and breast all have an underlying genetic basis. Identifying the genetic sequences unique to these diseases will allow us to develop tests to identify which individuals are at increased genetic risk of developing these diseases. We plan to collaborate with pharmaceutical and other healthcare companies to develop intellectual property that can be a source of revenue. In addition, we believe that we have the ability to develop proprietary tests that will allow for accurate screening and early detection of various female and other genetic diseases.

     In order to facilitate our research initiatives, we have formed alliances with Naples Women's Center, Naples Community Hospital, and Florida Gynecologic Oncology for the purpose of collecting blood and tissue study samples. We are collecting these samples at no charge to the Company through an informed consent process with each patient. Naples Women's Center is a medical practice controlled by Dr. Michael Dent, our President and currently has over 8,000 active patients.

We are using these samples to compile a genetic database which ultimately will link phenotypic (medical history) data with patients' genetic material. We plan to use this information as a resource for our ongoing research projects as well as in the bio/genetic-informatics arena. We believe that our collection of genetic samples and our genetic database will be a significant attraction for companies that are desirous of studying the underlying causes of disease. We expect to protect our genetic database, as well as any future testing methodology discovered in order to sell the proprietary rights to such information and tests to various other research and clinical laboratories and pharmaceutical companies.

     Currently, the Company's primary sponsored research project is a collaboration with Ciphergen BioSystems, Inc. to discover a bio-marker for pre-eclampsia. Pre-eclampsia is a disease that only effects pregnant mothers and typically is indicated by elevated blood pressure, edema, and proteinuria. Pre-eclampsia is a very serious disease and is the most common cause of fetal and maternal mortality during pregnancy. Pre-eclampsia is also fairly widespread, affecting some 10-15% of first time pregnant mothers worldwide. Unfortunately, a definitive diagnosis for pre-eclampsia is generally not possible until the third trimester of pregnancy and the only known cure for the disease is to deliver the fetus prematurely. Currently the determination as to when to induce labor is very difficult and fraught with risks to both mothers and infants. If the infant is delivered too early, there are significant risks of complications from premature delivery. If obstetricians wait too long to induce labor, there are significant risks to both the mother and the infant from pre-eclampsia, including the risk of death.

Bio-markers are unique sequences of proteins which categorically indicate the presence of a disease condition and provide a mechanism for measuring the severity of the condition. In the event, we are able to discover this bio-marker, we believe that we can develop a test that will verify and quantify the pre-eclampsia disease state. We believe such a test would have a potentially wide application for obstetricians and gynecologists worldwide to help them determine when to optimally induce labor for pre-eclamptic mothers and thereby reduce the risk of death to both mother and baby. We have purchased a protein chip mass spectrometer to facilitate our discovery of potential proteins that may be associated with the disease. We expect to have completed this project over the next six to nine months.

TARGET  MARKETS  AND  CUSTOMERS
-------------------------------

We have initially targeted all oncologists in southwest Florida that perform bone marrow sampling. In addition, we are currently servicing a few select obstetricians that perform amniocentesis testing. We expect to continue to expand our client base in this area over the next six months and to gradually expand our market presence into southeastern Florida and central Florida. Within this geography, we currently serve the following types of testing markets:

     CANCER TESTING: Historically, the majority of cytogenetics testing has been performed on bone marrow samples in testing for leukemia and lymphomas. Cells obtained from bone marrow are grown in culture and used to determine if certain genetic anomalies exist in patients with leukemia. This information is used to determine the nature of the cancer and determine an appropriate treatment regimen. In addition to cytogenetics testing, oncologists routinely use flow cytometry of bone marrow samples to diagnose cancers. Flow cytometry is a method of separating blood into its different cell types. This methodology is used to determine what cell types within the blood of leukemia and cancer patients is abnormal. Flow cytometry is important in developing an accurate diagnosis and defining what treatment options are best for specific patients. The combination of the two types of tests allows the findings from one test to confirm the findings of another test, which leads to an even more accurate diagnosis.

The Company currently offers cytogenetics testing and plans to begin offering flow cytometry sometime later this year. Management believes that by offering both of these tests together as a bundled product while maintaining its industry leading turnaround times, the Company can significantly increase its testing volumes. Management estimates that flow cytometry tests are performed on approximately three times as many bone marrow samples as are cytogenetics tests. Furthermore, we believe that many of the local oncologists that send samples to us for cytogenetics testing, would welcome the convenience of having a local laboratory perform both types of tests. Thus we believe that by offering flow cytometry we can derive significant increases in our testing volumes through our existing customer base, thereby affording the Company significant synergies and efficiencies in our sales and marketing process.

PRENATAL TESTING: A prenatal genetic test is an optional medical test available to people who are considered to be at increased risk for having children with a chromosomal abnormality or an inherited genetic condition. Prenatal testing is often used to look for conditions such as Down's Syndrome, spina bifida, cystic fibrosis, Tay-Sachs disease and others that would show up in early childhood. Two procedures are used in prenatal testing. Amniocentesis, which involves taking a sample of amniotic fluid from the womb for analysis, can be done during the 16th through 20th weeks of pregnancy. Another procedure, chorionic villus sampling (CVS), can be done earlier, at nine to 12 weeks. Currently these tests carry a risk of miscarriage. Depending on the mother's age and other factors, amniocentesis causes miscarriage in between 1 in 200 and 1 in 400 cases, and CVS has a risk of 1 in 100. We believe that new genetic tests will be developed over the next three years that will significantly reduce this risk of miscarriage and that prenatal genetic testing will increase as a result. In fact, as part of the Company's planned research initiatives, we intend to conduct research in support of developing a non-invasive amniocentesis test, which we believe could virtually eliminate miscarriage as a result of this type of test.

     Historically, prenatal testing is offered to pregnant women over age 35, because their babies are at greater risk for having abnormal chromosomes. For example, a 35-year-old woman has about a 1 in 200 chance of having a baby with a chromosomal abnormality like Down's syndrome. A 40-year-old woman has closer to 1 in 50 chance. But prenatal testing is increasingly being offered to pregnant women of all ages. In the third quarter of 2001, the American College of Obstetricians and Gynecologists (ACOG) issued new guidelines recommending that all caucasian women who are pregnant and couples considering pregnancy be offered a genetic test to determine if they are carriers of cystic fibrosis. Current advances in genetic research make it possible to determine more and more conditions through prenatal testing, and we expect more institutional sponsorship of such prenatal testing in the coming years.

     In addition to oncologists and obstetricians, we have identified the following other potential customers for our cytogenetics and molecular biology testing services:

     1. Local perinatologists (specialists in high risk pregnancies) and genetics counselors;
     2.     Hospitals needing karyotyping performed on tissue and blood samples;
     3. Hematologists who need the use of diagnostic molecular biology, cytogenetics testing and flow cytometry testing.
     4. Regional reference labs or other larger laboratory companies that can benefit by our industry leading turnaround times and/or by bundling our services with their own in order to offer a more complete menu of services.

DISTRIBUTION  METHODS
---------------------

     The Company performs all of its genetic testing at its clinical laboratory facility located in Naples, Florida, and then produces a report for the requesting practitioner. The Company currently out sources all of its molecular biology testing to third parties, but expects to purchase the equipment for such testing in the coming year.

COMPETITION
-----------

     We are engaged in segments of the medical testing laboratory industry that are competitive. Competitive factors in the genetic and molecular biology testing business generally include reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting and timeliness of delivery of completed reports.

     Our competitors in the United States are numerous and include major medical testing laboratories and biotechnology research companies. Some of these competitors may have more extensive research and development, regulatory, and production capabilities. Some competitors may have greater financial resources. These companies may succeed in developing products and services that are more effective than any that we have or may develop and may also prove to be more successful than we are in marketing such products and services. In addition, technological advances or different approaches developed by one or more of our competitors may render our products obsolete, less effective or uneconomical.

     We estimate that the United States market for cytogenetics and molecular biology testing is divided among approximately 500 laboratories, many of which offer both types of testing. Of this total group, less than 20 laboratories market their services nationally. We believe that the industry as a whole is still quite fragmented, with the top 20 laboratories accounting for approximately 50% of market revenues.

     Currently there are no other cytogenetics and molecular biology testing facilities in the Southwest Florida region. Most large labs currently have their customers in this area send their samples via an express mail service to regional centers, which can be as far away as California. We expect to gain a significant market presence in the Southwest Florida region by offering faster turn-around times due to the proximity to our customers and high-quality test reports. In addition, we are developing a fully integrated and interactive web site that will enable us to report real time results to customers in a secure environment.

SUPPLIERS
---------

The Company orders its laboratory and research supplies from large national laboratory supply companies such as Fisher Scientific, Inc. and Physicians Sales and Service Corp. and does not believe any disruption from any one supplier would have a material effect on its business.

DEPENDENCE  ON  MAJOR  CUSTOMERS
--------------------------------

We currently market our services to major hospitals and doctor's practices in the Southwest Florida area. During 2002, we performed 215 individual cytogenetics and molecular biology tests. Approximately 54% or 117 of these tests were performed on bone marrow specimens. Of these Bone Marrow tests, 95 were performed by 23 different doctors on patients in the Naples Community Hospital system. In the event the Naples Community Hospital system started offering a competing cytogenetics test capability in-house that could match our industry leading turn-around times at a competitive price, we could potentially lose a large referral source for customers.

TRADEMARKS
----------

     Our NeoGenomics logo has been filed for trademark with the United States Patent and Trademark Office.

GOVERNMENT  REGULATION
----------------------

     Our business is subject to government regulation at the federal, state and local levels, some of which regulations are described under "Laboratory Operations," "Anti-Fraud and Abuse," "Confidentiality of Health Information," "Food and Drug Administration" and "Other" below.

LABORATORY  OPERATIONS

     Cytogenetics and, Molecular Biology Testing. The Company's laboratory is located in the state of Florida. Our laboratory has obtained certification under the federal Medicare program, the Clinical Laboratories Improvement Act of 1967, as amended by the Clinical Laboratory Improvement Amendments of 1988 (collectively, "CLIA `88"), and the respective clinical laboratory licensure laws of the state of Florida, where such licensure is required. The Clinical Laboratories Improvement Act provides for the regulation of clinical laboratories by the U.S. Department of Health and Human Services. Regulations promulgated under the federal Medicare guidelines, the CLIA and the clinical laboratory licensure laws of the state of Florida affect our genetics laboratory.

The federal and state certification and licensure programs establish standards for the operation of medical laboratories, including, but not limited to, personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal or state regulatory agencies. In addition, federal regulatory authorities require participation in a proficiency testing program approved by HHS for many of the specialties and subspecialties for which a laboratory seeks approval from Medicare or Medicaid and certification under CLIA `88. Proficiency testing programs involve actual testing of specimens that have been prepared by an entity running an approved program for testing by a laboratory.

A final rule implementing CLIA `88, published by HHS on February 28, 1992, became effective September 1, 1992. This rule has been revised on several occasions and further revision is expected. The CLIA `88 rule applies to virtually all clinical laboratories in the United States, including our laboratory. We have reviewed our operations as they relate to CLIA `88, including, among other things, the CLIA `88 rule's requirements regarding laboratory administration, participation in proficiency testing, patient test management, quality control, quality assurance and personnel for the types of testing we undertake, and believe we are in compliance with these requirements. No assurances can be given that our laboratory will pass inspections conducted to ensure compliance with CLIA `88 or with any other applicable licensure or certification laws. The sanctions for failure to comply with CLIA `88 or state licensure requirements might include the inability to perform services for compensation or the suspension, revocation or limitation of the labs' CLIA `88 certificate or state license, as well as civil and/or criminal penalties.

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

     In January 1990, following a study of pricing practices in the clinical laboratory industry, the Office of the Inspector General ("OIG") of HHS issued a report addressing how these pricing practices relate to Medicare and Medicaid. The OIG reviewed the industry's use of one fee schedule for physicians and other professional accounts and another fee schedule for patients/third-party payors, including Medicare, in billing for testing services, and focused specifically on the pricing differential when profiles (or established groups of tests) are ordered.

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

Pursuant to the Occupational Safety and Health Act, laboratories have a general duty to provide a work place to their employees that is safe from hazard. Over the past few years, the Occupational Safety and Health Administration ("OSHA") has issued rules relevant to certain hazards that are found in the laboratory. In addition, OSHA has promulgated regulations containing requirements healthcare providers must follow to protect workers from blood borne pathogens. Failure to comply with these regulations, other applicable OSHA rules or with the general duty to provide a safe work place could subject employers, including a laboratory employer such as the Company, to substantial fines and penalties.

NUMBER  OF  EMPLOYEES
---------------------

     As of May 15, 2003, we had seven employees, of which five were full-time employees. Our President and one other person serve on a part-time basis. Unions represent none of our employees and we believe our employee relations are good.


ITEM  2.     PROPERTIES

     Our  executive offices are located at the offices the Naples Women's Center
located  at  1726  Medical Blvd, Suite 101, Naples, Florida.   Dr. Michael Dent,
our  President,  provides  this  space  to  us  without  charge.

Our  laboratory  is  currently  located  in  a 2200 square foot facility at 1085
Business Lane, #8, Naples, Florida, 34108. We lease this space from an unaffiliated third party on a month to month basis at a cost of $2,500/month.

On May 13, 2003, we entered into a new three year lease agreement with an unaffiliated third party to relocate our laboratory to a 5,175 square foot facility located at 12701 Commonwealth Drive, #8, Fort Myers, Florida 33913. This lease will become effective in July 2003 and will have an annual cost of approximately $72,000.


ITEM  3.     LEGAL  PROCEEDINGS

     Not  applicable.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable.


                                     PART II

ITEM  5.     MARKET  FOR  THE  COMPANY'S  COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock is quoted on the OTC Bulletin Board. Set forth below is a table summarizing the high and low bid quotations for our common stock during its last two fiscal years adjusted for the 1:100 reverse stock split consummated on April 16, 2003. All other share references in this Form 10-KSB have also been adjusted to reflect this 1:100 reverse stock split.



QUARTER                   HIGH BID         LOW BID
----------------          ---------        --------
1st Quarter 2001          $   17.50        $   2.50
2nd Quarter 2001          $    5.00        $   1.20
3rd Quarter 2001          $    3.90        $   0.70
4th Quarter 2001          $    3.50        $   1.20

1st Quarter 2002          $    2.50        $   0.90
2nd Quarter 2002          $    2.00        $   0.90
3rd Quarter 2002          $    1.40        $   0.70
4th Quarter 2002          $    1.50        $   0.60

1st Quarter 2003          $    1.00        $   0.35

     The above table is based on over-the-counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction. All historical data was obtained from the BigCharts.com web site.

     As of March 31, 2003 there were 344 stockholders of record of the common stock. We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth and therefore, do not anticipate paying any cash dividends in the foreseeable future.

SALES  OF  UNREGISTERED  SECURITIES
-----------------------------------

     In 2001, we issued 78,358 shares of common stock to Tampa Bay Financial, Inc. in settlement of debts in the amount of $156,410. The transaction was valued at $2.00 per share based on the trading value of our stock at the time of the transaction. The transaction involved the issuance of unregistered stock to a small group of sophisticated investors in a transaction that we believed was exempt from registration under Section 4(2) of the Securities Act of 1933.

     In 2001, we issued 2,385,000 shares of common stock in connection with the reverse acquisition transaction with NeoGenomics. The transaction involved the issuance of unregistered stock to a single sophisticated investor (Dr. Michael
Dent)  in  a  transaction  that  we  believed was exempt from registration under
Section  4(2)  of  the  Securities  Act  of  1933.

     In 2002, we issued 222,385 shares of common stock in exchange for employment and consulting services valued at $229,021, and 210,000 shares of common stock in exchange for the cancellation of $700,000 in cash advances from Tampa Bay Financial, Inc. All of the stock was issued to a small group of sophisticated investors in a transaction that the Company believes was exempt from registration under Rule 506 promulgated under the Securities Act of 1933.

In April 2003, we issued 13,927,062 shares of common stock to MVP 3, LP and three individuals who are principals of MVP 3, LP in exchange for $139,271. This transaction involved the issuance of unregistered stock to accredited investors in transactions that we believed were exempt from registration under
Section  4(2)  of  the  Securities  Act  of  1933.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS
-------------------------------------------------------------------------

                      Number of securities to be issued  Weighted average exercise      Number of securities
                      upon exercise of outstanding       price of outstanding options,  remaining available for
Plan Category         options, warrants and rights       warrants and rights            future issuance
--------------------  ---------------------------------  -----------------------------  ------------------------

Equity compensation
plans approved by                0 (a)                               N/A                       1,000,000
security holders
--------------------   ---------------------------------  -----------------------------  ------------------------
Equity compensation
plans not approved.              N/A                                 N/A                        None
by security holders
--------------------   ---------------------------------  -----------------------------  ------------------------

 Total                             0                                 N/A                       1,000,000
--------------------   ---------------------------------  -----------------------------  ------------------------

(a)  Currently  there  are  no awards outstanding under the Company's 2001 Stock
Plan.


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW.
--------

     The following discussion should be read in conjunction with the financial statements for the period ended December 31, 2002 included with this Form 10-KSB.

     Information related to our predecessor entity, American Communications Enterprises, Inc. ("ACE"), has been omitted. ACE was formed in 1998 for the purpose of operating radio stations and businesses within the communications industry. ACE later changed its focus to genomics, which included acquiring NeoGenomics, Inc. ("NeoGenomics"), a private company desiring to become public, in a reverse acquisition in November 2001. From a legal perspective, the Company was the surviving company and thus continues its public reporting obligations. However, from an accounting perspective, NeoGenomics acquired the Company. Therefore, all financial information presented in this 10-KSB includes NeoGenomics' standalone results from the period June 1, 2001 (date of incorporation) to November 13, 2001 and the combined companies' results from November 2001 to December 31, 2002.

     Certain information included herein contains statements that constitute "forward-looking statements" containing certain risks and uncertainties. Readers are referred to the cautionary statement at the beginning of this report, which addresses forward-looking statements made by us.

     NeoGenomics, Inc. is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The Company is currently focused on genetic and molecular biology laboratory testing and genomic research.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

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

RESULTS  OF  OPERATIONS  FOR  THE  TWELVE  MONTHS  ENDED  DECEMBER  31,  2002
-----------------------------------------------------------------------------

     We commenced revenue operations in May of 2002, thus comparisons to the prior year is not meaningful.

     During the twelve months ended December 31, 2002, we generated revenues of approximately $93,500, of which approximately $57,000 occurred in the fourth quarter of 2002. Our costs of revenue approximated $190,000, which resulted in a negative gross margin of approximately $96,500 primarily as a result of costs incurred to obtain our laboratory certification and start our operations. We expect our gross margin to improve significantly in 2003 as our sales increase and we no longer have the costs associated with the laboratory certification. Our general and administrative expenses were approximately $482,000 and are mainly comprised of administrative service expenses, wages and depreciation. Research and development expenses were approximately $46,500 and are mainly comprised of wages and other expenses to put our research program into place. Interest expenses were approximately $7,000 and are mainly comprised of interest payable on advances from Naples Women's Center, a company owned by our president.

     As a result of the foregoing, we incurred a net loss of approximately $590,500 for the year ended December 31, 2002. This loss is significantly lower then our reported net loss of approximately $2,053,000 for the nine months ended September 30, 2002 resulting primarily from the reversal of approximately $1,721,000 in stock based compensation charges, during the fourth quarter of 2002 related to the cancellation of an option agreement with our president during that quarter. We also increased our revenues to approximately $57,000 during the fourth quarter of 2002 compared to approximately $36,000 in revenues during the previous nine months of 2002.

     We received our clinical laboratory certification under the Clinical Laboratories Improvement Act ("CLIA") in April 2002. CLIA provides for the regulation of clinical laboratories by the U.S. Department of Health and Human Services. Regulations promulgated under the CLIA act, among other government regulations, govern the operations of our genetics laboratory. We commenced our genetics and molecular biology testing operations in May 2002. Between May 1, 2002 and December 31, 2002, we billed approximately $93,500 for 215 cytogenetics and molecular biology tests, of which approximately $57,000 was billed for 120 cytogenetics and molecular biology tests in the fourth quarter.

     Revenues per test are a function of both the nature of the test and the payer (Medicare, Medicaid, third party insurer, etc.). Our policy is to record as revenue amounts that we expect to collect based on published or contracted amounts and prior experience with the payer. We have established a reserve for uncollectible amounts based on estimates of what we will collect from co-payments and those procedures performed that are not covered by insurance. On December 31, 2002, our Allowance for Doubtful Accounts reserve was $12,762.

RESULTS  OF  OPERATIONS  FOR  THE PERIOD FROM JUNE 1, 2001 TO DECEMBER 31, 2002.
--------------------------------------------------------------------------------

     During the period from June 1, 2001 to December 31, 2002, we generated revenues and costs of revenue of approximately $94,000 and $190,000, and we incurred a net loss of approximately $8,668,000. Our net loss included non-cash stock-based compensation expense of approximately $7,944,000. This expense included $7,715,000 of compensation expense incurred in connection with our reverse acquisition of NeoGenomics in November 2001 and other stock based compensation and consulting expenses since that time. Our general and administrative expenses were approximately $600,000 and are mainly comprised of administrative service expenses, wages and depreciation. Research and development expenses were approximately $46,500 and are mainly comprised of wages and other expenses to put our research program into place. Interest expenses were approximately $7,000 and are mainly comprised of interest payable on advances from our President.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     During the twelve months ended December 31, 2002, our operating activities used approximately $385,000 in cash. This amount primarily represented cash used to pay general and administrative expenses associated with our operations. We also spent approximately $418,000 on new equipment. We were able to finance operations and equipment purchases primarily through net advances of approximately $726,000 received from significant shareholders and other affiliates. At December 31, 2002, we had no cash or cash equivalents and owed approximately $13,500 to our bank.

     On May 16, 2002, Tampa Bay Financial, Inc. ("TBF") agreed in a letter agreement to purchase 450,000 shares of our common stock for a price of $3.33 per share, or a total of $1,500,000. Through October 2002, TBF had advanced $700,000 under this agreement. In November 2002, a dispute arose between the Company and TBF with respect to the parties obligations to each other. On November 25, 2002, the Company notified TBF that it was in breach of its obligations under the agreement due to TBF's failure to provide the Company with $100,000 of funding due on October 15, 2002 and an additional $100,000 of funding due on November 15, 2002. The Company also immediately began to seek a new source of funding. In late December 2002, the Company's Board of Director's, based on feedback from funding sources, determined that it would be infeasible to attract the amount of capital needed for the Company's business plan unless it formally terminated its relationship with Tampa Bay Financial and secured a full release of all of its obligations thereunder, and specifically its obligations to TBF with respect to selling a significant stake in the Company, TBF's right of first refusal on such sales to purchase stock at a 50% discount, and the Company's restriction on effecting a reverse stock split.

On December 23, 2002, the Company and Tampa Bay Financial agreed to formally terminate all of their agreements with one another in order to facilitate attracting new capital to the Company and Carl L. Smith, an affiliate of TBF, resigned from the Company's Board of Directors. As part of this termination agreement the Company and Tampa Bay Financial fully released one another from any claims arising out of any breaches of the original Plan of Exchange, dated November 14, 2001 or the subsequent Letter Agreement, dated May 16, 2002 which amended the terms of the original Plan of Exchange and various other documents.

On April 15th, 2003, the Company entered into agreements with MVP 3 LP ("MVP 3"), a fund controlled by Medical Venture Partners, LLC, and its principals to provide approximately $139,000 of equity financing and up to $1.5 million of debt financing in the form of a revolving credit facility to the Company. On April 16, 2003, under the terms of the equity agreements, MVP 3 purchased 9,303,279 shares and each of the three principals of Medical Venture Partners LLC purchased 1,541,261 shares of the Company at a price per share of $0.01 per share for a total of approximately $139,000 and the Company drew down an initial advance of $225,000 under the revolving credit facility. As a result of the equity purchases, the Company experienced a change of control and MVP 3 and its affiliates received approximately 75% of the outstanding common stock of the Company.

Under the terms of the revolving credit agreement, advances to the Company are limited, at any given time, to the sum of i) 50% of our net property, plant and equipment; (ii) 80% of our accounts receivable that are less than 90 days old; and (iii) beginning on July 1, 2003, $500,000 that is not tied to any specific collateral. Interest under the revolving credit agreement is payable monthly at the prime rate plus a spread of 8.0%. In order to facilitate the administration of this revolving credit facility and fund the Company, MVP 3, arranged a similar credit facility with Fifth Third Bank. The Company has provided a guaranty of MVP 3's obligations to Fifth Third Bank for all amounts that are directly passed through MVP 3 and further loaned to the Company and has pledged all of its business assets to both Fifth Third Bank and MVP 3, LP.

     As a condition to these transactions, the Company, Dr. Michael Dent, MVP 3 and the principals of Medical Venture Partners have entered into a shareholders agreement that provides that MVP 3 will have the right to appoint up to four of seven directors of the Company. The Company has also entered into a Registration Rights Agreement with MVP 3 and the principals of Medical Venture Partners granting them certain demand and piggyback registration rights.

     As a precondition to closing these transactions, Medical Venture Partners required the Company to undertake a 1 for 100 reverse stock split, and cancel Dr. Dent's existing option agreement and employment agreement. The reverse stock split became effective on April 16, 2003 and Dr. Dent agreed to terminate his option agreement effective as of October 1, 2002 and his employment agreement effective as of December 31, 2002. Simultaneous with the closing of the equity and debt transactions with MVP 3 and its affiliates, Dr. Dent and the Company entered into a new employment agreement appointing Dr. Dent as President and Chief Medical Officer of the Company for an initial term of 12 months, subject to renewal. Dr. Dent's salary under the new employment agreement will be equal to 20% of net cash flow provided by operating activities, up to a maximum of $20,000 per month, plus an incentive bonus.

     Also, in September 2002, we entered into an agreement to perform collaborative research with Ciphergen Biosystems, Inc. ("Ciphergen"). If a patented product or service results from this research, the patenting party will be obligated to pay a 4% royalty to the other party. In addition, each of us are to own 50% of any inventions developed jointly as a result of this research. In October 2002, Ciphergen awarded us with a $100,000 research grant, which we have agreed to use to purchase supplies, labor and equipment for the research. As of December 31, 2002, we had not performed any of the testing, nor spent any of the $100,000; accordingly, such amount has been recorded as a deferred revenue liability in the accompanying consolidated balance sheet.

     At the present time, we have very limited cash resources. We do not anticipate that we will generate significant cash flow from operating activities until 2004. As a result, we anticipate that we will require at least $700,000 of additional working capital financing during the next 12 months in order to meet our working capital requirements during this period. We currently plan to finance our operations through borrowings under our revolving credit facility with MVP 3. Advances under this revolving credit facility are limited, at any given time, based on a formula contained in the loan agreement. There can be no assurance that the Company will be eligible to obtain all of its working capital funding needs from MVP 3, LP or another source. If the Company is unable to obtain such funding, the Company will be required to curtail or discontinue operations.

CAPITAL  EXPENDITURES
---------------------

     Management currently forecasts capital expenditures for the coming year to be approximately $500,000. We plan to fund these expenditures through borrowings under our revolving credit facility with MVP 3, LP and through traditional lease financing from equipment lessors. There can be no assurance that the Company will be eligible to obtain all of its capital equipment funding needs from MVP 3, LP or another source. If the Company is unable to obtain such funding, the Company will be required to curtail its equipment purchases which may have an impact on the Company's ability to generate revenues.

STAFFING
--------

     We plan to increase our work force. Currently, we have five full-time and two part-time employees. We plan to add additional laboratory technicians and research scientists to assist us in handling a greater volume of tests and to perform sponsored research projects. We also plan to continue building our sales force to continue to increase our sales to customers and we intend to add personnel in the management, accounting, and administrative areas. Management added six employees during 2002 and expects to add further personnel during the balance of 2003. We expect the cost of these additional employees will be approximately $300,000 in 2003.

CAUTIONARY  STATEMENT

     This Form 10-KSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-KSB and in other places, particularly, Management's Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations of our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any changes in technology that might affect the competitive positioning of our products and services;
(iii) any inability to manage our growth; (iv) any adverse effect or limitations caused by Governmental regulations; (v) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (vi) any increased competition in business; (vii) any inability of us to successfully conduct our business in new markets; and (viii) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-KSB to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

ITEM  7.     FINANCIAL  STATEMENTS





                                NEOGENOMICS, INC.
                                -----------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  AS OF AND FOR
                              VARIOUS PERIODS ENDED
                           DECEMBER 31, 2002 AND 2001,
                                       AND
                          INDEPENDENT AUDITORS' REPORT




                                TABLE OF CONTENTS
                                -----------------
                                                                   Page

Independent Auditors' Report                                         25

Consolidated Financial Statements:

Balance Sheet as of December 31, 2002                                26


Statements of Operations for the year ended December 31, 2002 and for the periods June 1, 2001 (date of incorporation) to
December 31, 2001 and 2002                                           27

Statements of Stockholders' Equity (Deficit) for the year
ended December 31, 2002 and for the periods June 1, 2001
(date of incorporation) to December 31, 2001 and 2002                28


Statements of Cash Flows for the year ended December 31, 2002 and for the periods June 1, 2001 (date of incorporation) to
December 31, 2001 and 2002                                           29

Notes to Financial Statements                                        30


INDEPENDENT  AUDITORS'  REPORT
------------------------------

To  the Board of Directors and stockholders of NeoGenomics, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheet of NeoGenomics, Inc. and subsidiary (collectively the "Company"), a development stage enterprise, as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended, and for the periods June 1, 2001 (date of incorporation) to December 31, 2001 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended and for the periods June 1, 2001 (date of incorporation) to December 31, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the consolidated financial statements, the Company has suffered recurring losses from operations and will require a significant amount of capital to implement its business plan. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Kingerly,  Crouse  &  Hohl,  P.A.

May  16,  2003
Tampa,  FL

                                     ------
                                NEOGENOMICS, INC.
                                -----------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002



ASSETS
----------------------------------------------------------------------------------------

CURRENT ASSETS:
     Accounts receivable (net of allowance for doubtful accounts of $12,762) . . . . . .  $    40,082
     Lab supplies. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,306
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,000
                                                                                            ---------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61,388

FURNITURE AND EQUIPMENT (net of accumulated depreciation of $38,364) . . . . . . . . . .      382,535

OTHER ASSETS - Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,916
                                                                                            ---------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   447,839
                                                                                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------

CURRENT LIABILITIES:
     Due to bank . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    13,518
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      119,840
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      100,000
     Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      142,332
Accrued and other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       48,804
                                                                                            ---------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .      424,494
                                                                                            ---------
STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value, (100,000,000 shares authorized; 4,482,354
     shares issued and outstanding) . . . . . . . . . . . . . . . . . . . . . . . . . .         4,482
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,687,353
     Deficit accumulated during the development stage. . . . . . . . . . . . . . . . . .   (8,668,490)
                                                                                            ----------
          Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .       23,345
                                                                                            ----------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   447,839
                                                                                            ==========

See  notes  to  consolidated  financial  statements.

                                NEOGENOMICS, INC.
                                -----------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                             For the period    For the Period
                                                                               June 1, 2001      June 1, 2001
                                                               For the Year      (date of         (date of
                                                                 Ended        incorporation)   incorporation)
                                                                December       to December       to December
                                                                31, 2002        31, 2001         31, 2002
                                                              --------------  --------------    -------------
NET REVENUE. . . . . . . . . . . . . . . . . . . . . .  $        93,491   $         1,000   $       94,491

COST OF REVENUE. . . . . . . . . . . . . . . . . . . .          189,958                 -          189,958
                                                              --------------  --------------    -------------
GROSS MARGIN (DEFICIT) . . . . . . . . . . . . . . . .          (96,467)            1,000          (95,467)
                                                              --------------  --------------    -------------
OTHER OPERATING EXPENSES:
Stock based compensation, net of option cancellations.          (41,177)        7,960,600        7,919,423
General and administrative . . . . . . . . . . . . . .          481,969           118,366          600,335
Research and development . . . . . . . . . . . . . . .           46,414                 -           46,414
Interest expense . . . . . . . . . . . . . . . . . . .            6,851                 -            6,851
                                                              --------------  --------------    -------------
   Total other operating expenses. . . . . . . . . . .          494,057         8,078,966        8,573,023
                                                              --------------  --------------    -------------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . .  $      (590,524)  $    (8,077,966)  $   (8,668,490)
                                                              ==============   =============    =============
NET LOSS PER SHARE  - Basic and
   Diluted . . . . . . . . . . . . . . . . . . . . . .  $         (0.14)  $         (2.14)
                                                              ==============   =============    =============
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING -
   Basic and Diluted . . . . . . . . . . . . . . . . .        4,212,894         3,771,101
                                                              ==============   =============    =============

See  notes  to  consolidated  financial  statements.

                                NEOGENOMICS, INC.
                                -----------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
 THE PERIODS JUNE 1, 2001 (DATE OF INCORPORATION) TO DECEMBER 31, 2001 AND 2002


                                                                                                Deficit
                                                                                              accumulated
                                                                  Additional     Deferred     during the
                                               Common Stock         Paid-In        Stock       development
                                           Shares       Amount      Capital      Compensation     stage         Total
                                          ---------  ----------  -----------  --------------  --------------  -----------
BALANCES, JUNE 1, 2001. . . . . . . .             -   $       -  $         -   $           -   $         -   $         -

Common stock issued to founders at
Inception . . . . . . . . . . . . . .     2,385,000     2,385      7,126,115               -             -     7,128,500
Services and office space contributed
 by founding stockholder . . . . . . .            -         -         26,500               -             -        26,500
Common stock issued Nov 14, 2001
 for acquisition of American
 Communications Enterprises, Inc. . . .   1,317,339     1,317       (172,240)              -             -      (170,923)
Common stock issuances for services:
 at $3.00 per share on November 5, 2001      47,897        48         143,642              -             -       143,690
 at $2.00 per share on November 20,2001     221,406       222         442,590              -             -       442,812
Conversion of stockholder advances
 on November 21, 2001. . . . . . . . .       78,358        78      156,838                 -             -       156,916
Deferred stock compensation related
 to stock option grants. . . . . . . .             -        -     4,036,500       (4,036,500)            -             -
Amortization of deferred stock
  compensation. . . . . . . . . . . . .            -        -            -            245,598             -      245,598
Net loss. . . . . . . . . . . . . . .              -        -            -               -      (8,077,966)   (8,077,966)
                                           ---------  ----------  -----------  --------------  --------------  -----------
BALANCES, DECEMBER 31, 2001 . . . . .      4,050,000       4,050   11,759,945     (3,790,902)   (8,077,966)     (104,873)

Contribution of services and office
  space . . . . . . . . . . . . . . . .             -           -       9,759               -             -        9,759
Common stock issuances for services:
 at $1.00 per share on July 23, 2002 .       138,339         138      140,276               -             -      140,414
 at $1.00 per share on September 3, 2002      38,431          38       39,569               -             -       39,607
at $1.00 per share on November 22, 2002       45,612          46       48,953               -             -       48,999
Conversion of stockholder advances:
 at $3.33 per share on June 7, 2002. .        90,000          90      299,910               -             -      300,000
 at $3.33 per share on August 30, 2002        90,000          90      299,910               -             -      300,000
 at $3.33 per share on November 22, 2002      30,000          30       99,970               -             -      100,000
Contribution of  stockholder advances
 on December 23, 2002. . . . . . . . .             -           -       25,561               -             -        25,561
Cancellation of stock option. . . . .              -           -   (4,036,500)      3,790,902             -      (245,598)
Adjustment for fractional shares in
 connection with reverse stock split .          (28)           -            -               -             -             -
Net loss. . . . . . . . . . . . . . .             -            -            -               -      (590,524)     (590,524)
                                           ---------  ----------  -----------  --------------  --------------  -----------
BALANCES, DECEMBER 31, 2002 . . . . .     4,482,354   $   4,482   $ 8,687,353   $           -   $(8,668,490)  $    23,345
                                          ==========   ==========  ===========  ==============  =============  ===========

 See  notes  to  consolidated  financial  statements.

                                NEOGENOMICS, INC.
                                -----------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                   For the Period   For the Period
                                                                                                    June 1, 2001      June 1, 2001
                                                                                  For the Year      (date of           (date of
                                                                                    Ended          incorporation)    incorporation)
                                                                                  December 31,      to December        to December
                                                                                    2002            31, 2001           31, 2002
                                                                                 --------------    ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            (590,524)  $       (8,077,966)  $(8,668,490)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .                 38,291                   73        38,364
       Amortization of deferred stock compensation. . . . . . . . . . .               (245,598)             245,598             -
       Stock based compensation and consulting. . . . . . . . . . . . .                204,421            7,715,002     7,919,423
       Provision for bad debts. . . . . . . . . . . . . . . . . . . . .                 22,120                    -        22,120
       Other non-cash expenses. . . . . . . . . . . . . . . . . . . . .                  9,759               26,500        36,259
       Changes in assets and liabilities, net:
        Increase in accounts receivable, net. . . . . . . . . . . . . .                (62,202)                   -       (62,202)
        Increase in lab supplies. . . . . . . . . . . . . . . . . . . .                (19,306)                   -       (19,306)
        Increase in other current assets. . . . . . . . . . . . . . . .                 (2,000)                   -        (2,000)
        Increase in deposits. . . . . . . . . . . . . . . . . . . . . .                 (2,616)              (1,300)       (3,916)
        Increase in due to bank . . . . . . . . . . . . . . . . . . . .                 13,518                    -        13,518
        Increase in deferred revenues . . . . . . . . . . . . . . . . .                100,000                    -       100,000
        Increase in accounts payable and accrued
        and other liabilities . . . . . . . . . . . . . . . . . . . . .                149,341               14,686       164,027
                                                                                  --------------    ----------------  -------------

NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . .               (384,796)             (77,407)     (462,203)
                                                                                 --------------    ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment . . . . . . . . . . . . . . . .               (417,999)              (2,900)     (420,899)
    Cash acquired in acquisition. . . . . . . . . . . . . . . . . . . .                      -                  209           209
                                                                                --------------    ----------------  --------------

NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . .               (417,999)              (2,691)     (420,690)
                                                                                 --------------    ----------------  --------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES-
Advances from affiliates, net . . . . . . . . . . . . . . . . . . . . .                725,579              157,314       882,893
                                                                                 --------------    ----------------  --------------
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . .                (77,216)              77,216             -

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 77,216                    -             -
                                                                                 --------------    ----------------  --------------
CASH AND CASH EQUIVALENTS, END OF
PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                   -   $           77,216   $         -
                                                                                ==============     ================  ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 924   $                -   $       924
                                                                                ==============     ================  ==============

Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                       $                -   $         -
                                                                                ==============     ================  ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued in acquisition of American
 Communications Enterprises:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                   -   $           14,216   $    14,216
Advances from stockholder . . . . . . . . . . . . . . . . . . . . . . .                      -              156,916       156,916
                                                                                 --------------    ----------------  --------------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                   -   $          171,132   $   171,132
                                                                                 ==============    ================  ==============
Stockholder advances converted to common stock. . . . . . . . . . . . .  $             725,561   $          156,916   $   882,477
                                                                                 ==============    ================  ==============

Deferred compensation on grants of stock options. . . . . . . . . . . .  $          (4,036,500)  $        4,036,500   $         -
                                                                                 ==============    ================  ==============

See  notes  to  consolidated  financial  statements.

                                     ------
                                NEOGENOMICS, INC.
                                -----------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A  -  FORMATION  AND  OPERATIONS  OF  THE  COMPANY

NeoGenomics, Inc. ("NEO") was incorporated under the laws of the state of Florida on June 1, 2001 and on November 14, 2001 agreed to be acquired by American Communications Enterprises, Inc. ("ACE"). ACE was formed in 1998 and succeeded to NEO's name on January 3, 2002 (collectively referred to as "we", "us", "our").

For financial statement purposes, the acquisition was treated as a reverse acquisition and a recapitalization with NEO being treated as the acquirer. In connection therewith, ACE issued 2,385,000 shares of its common stock to NEO's founder and sole stockholder in exchange for all of NEO's issued and outstanding common shares. The value of these shares, which was based on the number, and fair value, of shares issued ($3.00 per share based on the price at which ACE's shares were trading at that time) was included in stock based compensation in the accompanying 2001 consolidated statement of operations. Immediately before the acquisition, ACE had 1,317,339 shares outstanding and liabilities in excess of assets of approximately $170,000. Since the transaction was accounted for as a purchase, the deficiency of $170,000 was reflected as an adjustment to stockholders' equity as of the acquisition date. On November 21, 2001, we settled approximately $157,000 of these liabilities through the issuance of approximately 78,000 shares of our common stock at approximately $2.00 per share, which approximated the quoted market price of our common shares on that date.

On April 4, 2003, we amended our articles of incorporation to (1) effect a one-for-100 reverse split, (2) reduce the authorized number of common shares from 500,000,000 to 100,000,000, and (3) authorize 10,000,000 shares of preferred stock for future issuance, with such terms, restrictions and limitations as may be established by the Board of Directors.

As a result of the above, all references to the number of shares and par value in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the reverse acquisition and April 2003 reverse stock split as though all such changes had been completed as of June 1, 2001.

At December 31, 2002, we were considered to be a development stage (as defined in Financial Accounting Standards Board Statement No. 7), bio-tech company organized for the principal purpose of developing a genetic and molecular biology testing and genomic research center. We commenced our planned principal operations in 2003.

Principles  of  Consolidation
-----------------------------

The accompanying consolidated financial statements include the accounts of NEO and ACE. All significant intercompany accounts and balances have been eliminated in consolidation.

Revenue  Recognition
--------------------

Net revenues are recognized in the period when tests are performed and consist primarily of net patient revenues that are recorded based on established billing rates less estimated discounts for contractual allowances principally for patients covered by Medicare, Medicaid and managed care and other health plans. These revenues also are subject to review and possible audit by the payors. We believe that adequate provision has been made for any adjustments that may result from final determination of amounts earned under all the above arrangements. There are no known material claims, disputes or unsettled matters with any payors that are not adequately provided for in the accompanying consolidated financial statements.

Allowance  for  Doubtful  Accounts
----------------------------------

We provide for accounts receivable that could become uncollectible in the future by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of its accounts receivable and our historical collection experience for each type of payor.

Concentrations  of  Credit  Risk
--------------------------------

We grant credit without collateral to our patients, most of whom are local residents and are insured under third-party payor agreements. At of December 31, 2002, approximately 31.1% and 18.6% of our receivables were from Medicare and Blue Cross/Blue Shield, respectively.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements include estimates related to contractual adjustments, and the allowance for doubtful accounts. It is at least reasonably possible that our estimates could change in the near term with respect to these matters

Financial  Instruments
----------------------

We believe the book value of our current assets and liabilities approximates their fair values due to their short-term nature.

Furniture  and  equipment
-------------------------

Furniture and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is provided using the straight-line method over the assets' estimated useful lives of five years.

Long-Lived  Assets
------------------

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We evaluated our long-lived assets during 2002 and determined that they were not impaired at of December 31, 2002. Accordingly, the adoption of SFAS 144 did not have a significant impact on our consolidated financial statements.

Income  Taxes
-------------

We compute income taxes in accordance with Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. There were no significant temporary differences as of December 31, 2002.

Stock-Based  Compensation
-------------------------

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

We have adopted SFAS No 123, "Accounting for Stock-Based Compensation" which requires us to recognize as expense the fair value of all stock-based awards on the date of grant, or continue to apply the provisions of Accounting Principles Board Opinion No. 25 and provide pro-forma net income (loss) earnings per share disclosure for employee stock option grants and all other stock-based compensation as if the fair-value-based method defined in SFAS 123 had been applied. We have elected to continue to apply APB 25 in accounting for our stock option plan.

Statement  of  Cash  Flows
--------------------------

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Net  Loss  Per  Common  Share
-----------------------------

We compute loss per share in accordance with Financial Accounting Standards Statement No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2001, which consisted of employee stock options, were excluded from diluted net loss per common share calculations as of such date because they were anti-dilutive. There were no such options outstanding at December 31, 2002. Accordingly, basic and diluted net loss per share are identical for the year ended December 31, 2002 and the period June 1, 2001 (date of acquisition) to December 31, 2001.

Advertising  Costs
------------------

We expense advertising costs as they are incurred. Advertising costs approximated $2,300 and $200, respectively, during the year ended December 31, 2002, and the period June 1, 2001 (date of incorporation) to December 31, 2001.

Recent  Pronouncements
----------------------

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Intangible Assets". SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Because we had no goodwill as of December 31, 2001, the adoption of SFAS 142 did not have a significant material impact on our consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and to capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each subsequent period, and the capitalized cost is depreciated over the useful life of the related long-lived asset. SFAS No. 143 will be effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that our adoption of SFAS No. 143, as required on January 1, 2003, will have a material impact on our consolidated financial position or results of operations

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred. Under previous guidance, a liability for certain exit costs was recognized at the date that management committed to an exit plan, which was generally before the actual liability has been incurred. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that our adoption of SFAS No. 146, as required on January 1, 2003, will have a material impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." This standard provides alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of the company's accounting policy decisions with respect to stock based employee compensation in both annual and interim financial statements. The transition provisions and annual disclosure requirements are effective for all fiscal years ending after Dec. 15, 2002, while the interim period disclosure requirements are effective for all interim periods beginning after Dec. 15, 2002. The adoption of SFAS No. 148 did not have a significant impact on our consolidated financial position or results of operations.

NOTE  B  -  GOING  CONCERN

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since our inception, and have experienced and continue to experience negative operating margins and negative cash flows from operations. In addition, we expect to have ongoing requirements for substantial additional capital investment to implement our business plan. Since our inception, our operations have been funded through private equity, and we expect to continue to seek additional funding through private or public equity. As discussed at Note G, in connection with this matter, in April 2003, we secured a commitment from a related entity to provide us with $1.5 million of debt financing in the form of a revolving credit facility. In addition, we have recently completed laboratory facilities to run scientific tests that we believe will begin to generate operating revenues. However, there can be no assurance that we will be successful in these efforts, or that the credit facility will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE  C  -  INCOME  TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidate statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements.

Since our incorporation, we have incurred net operating losses for income tax purposes of approximately $724,500 (the significant difference between this amount, and our deficit of $8,668,490, arises primarily from certain stock based compensation that is considered to be a permanent difference). Assuming that the transaction discussed at Note G does not trigger certain "change in control" provisions of the Internal Revenue Code, these net operating loss carryforwards will expire in various years through the year ended December 31, 2022. However, we have established a valuation allowance to fully reserve the related deferred income tax asset as such asset did not meet the required asset recognition standard established by SFAS 109.

At December 31, 2002 we had no deferred tax liabilities and our non-current deferred income tax asset (assuming an effective income tax rate of approximately 39%) consisted of the following:

Non-current deferred income tax asset:              Amounts
                                                    --------
Net operating loss carryforwards . . .              $282,600
Less valuation allowance . . . . . . .              (282,600)
                                                    ---------
Total. . . . . . . . . . . . . . . . .              $      -
                                                    =========

The income tax benefit consists of the following for the year ended December 31, 2002:

Current . . . . . . . . . . .                      $       -
Deferred. . . . . . . . . . .                         156,600
Change in valuation allowance                        (156,600)
                                                    ---------
                                                   $       -
                                                    ==========

NOTE  D  -  INCENTIVE  STOCK  OPTIONS  AND  AWARDS

In October 2002 our president agreed to cancel his option to purchase 1.35 million shares of our common stock that he was granted in 2001.

The  status  of  our  stock  options  is  summarized  as  follows:


                                    Number
                                      Of           Weighted Average
                                    Shares          Exercise Price
                                  ----------        --------------
Outstanding at June 1, 2000. . .           -                   -

Granted. . . . . . . . . . . . .   1,350,000       $        0.01
Exercised. . . . . . . . . . . .           -                   -
Canceled . . . . . . . . . . . .           -                   -
                                  ----------       -------------
Outstanding at December 31, 2001   1,350,000                0.01

Granted. . . . . . . . . . . . .           -                   -
Exercised. . . . . . . . . . . .           -                   -
Canceled . . . . . . . . . . . .  (1,350,000)               0.01
                                   ----------      -------------
Outstanding at December 31, 2002           -       $           -
                                   ==========      =============

We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". With respect to stock options granted during 2001, we initially recorded deferred stock compensation of $4,036,500, for the difference between the exercise price and the fair value of the common stock underlying the options on the date of the grant. This amount was being amortized consistent with the method described in FASB Interpretation No. 28 over the vesting period of the individual options, estimated to be 13-38 months. During 2002, as a result of the cancellations of the options, we reversed all previously recorded amortization of the deferred stock compensation.

Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our net loss and pro forma net loss per share amounts would have been reflected as follows:


                             2002         2001
                          ----------  ------------
Net loss:
    As reported          $(590,524)  $(8,077,966)
    Pro forma .           $(590,524)  $(8,083,966)

Loss per share:
---------------
    As reported            $(0.14)    $(2.14)
---------------            -------    -------
    Pro forma .           $(0.14)    $(2.14)
---------------           -------    -------

The weighted average fair value of options granted during 2001, estimated on the date of grant using the Black-Scholes option-pricing model, was approximately $3.00. The fair value of options granted was estimated on the date of the grants using the following approximate assumptions: dividend yield of 0 %, expected volatility of 5.32%, risk-free interest rate of 4%, and an expected life of 3 years.

In addition to the above, we have a stock option plan that provides for the granting of stock options and awards to officers, directors, employees and consultants. We are authorized to grant awards for up to 1 million shares of our common stock, none of which have been granted as of December 31, 2002. Vesting and exercise price provisions will be determined by the board of directors at the time the awards are granted.

NOTE  E  -  COMMITMENT

During September 2002, we entered into an agreement to perform collaborative research with Ciphergen Biosystems ("Ciphergen"). If a patented product or service results from this research, the patenting party will be obligated to pay a 4% royalty to the other party. In addition, each of us are to own 50% of any inventions developed jointly as a result of this research. In October 2002, Ciphergen awarded us with a $100,000 research grant, which we have agreed to use to purchase supplies, labor and equipment for the research. As of December 31, 2002, we have not performed any of the testing, or spent any of the $100,000; accordingly, such amount has been recorded as deferred revenue in the accompanying consolidated balance sheet.

In May 2003, we entered into a three year lease for our operating facility. The lease, which is scheduled to commence on July 1, 2003, requires average monthly rental payments of approximately $6,000 during the lease term (including estimated operating and maintenance expenses and sales tax). The lease contains a provision that allows us to extend the lease for two terms of three years each. Rent expense under our previous lease arrangement approximated $25,000 and $5,500 during the year ended December 31, 2002 and the period June 1, 2001 (date of incorporation) to December 31, 2001, respectively.

NOTE  F-  OTHER  RELATED  PARTY  TRANSACTIONS

During 2002 and 2001 we received net advances of approximately $625,000 and $100,000, respectively, from Tampa Bay Financial, Inc., ("TBF") one of our stockholders. These advances, which were non-interest bearing, unsecured and due on demand, were converted to approximately 210,000 shares of our common stock in 2002 using a conversion price of $3.33 per share (which amount was greater than the approximate quoted market price of our common shares on the conversion dates).

During November 2001, we entered into an agreement with TBF to provide us with consulting services and pay certain of our expenses, including the salary of our chief financial officer and costs incurred in preparing required filings under securities laws. The term of this agreement was for one year and was terminated in 2002. During 2002 and 2001, we incurred expenses of approximately $105,000 and $15,000, respectively, related to this agreement. In 2002 the related liability was settled through three separate issuances (totaling 117,000 shares) of our common stock using a conversion price of approximately $1.00 per share (which amount approximated the quoted market price of our common shares on the settlement dates).

During 2002, we issued approximately 105,000 shares of our common stock in settlement of approximately $110,000 of our president's accrued salary. The conversion price of approximately $1.00 per share approximated the quoted market price of our common shares on the settlement dates.

We occasionally borrow funds from the Naples Women's Center ("NWC"), a company owned by our president, to meet our short-term cash needs. These amounts have been advanced to us with a stated interest rate of 8% and are due upon demand. At December 31, 2002, we owed NWC approximately $117,000. Approximately $58,700 of this amount was repaid in April 2003 in connection with the financing transaction described in Note G.

In December 2002, in order to meet short term cash needs, we borrowed $25,000 from two individuals who are affiliates of Medical Venture Partners, LLC ("Medical Venture Partners"), a venture capital firm with whom we were negotiating a financing transaction (see Note G). These amounts, having a stated interest rate of 8%, were repaid in April 2003 in connection with the financing transaction described in Note G.

NOTE  G  -  OTHER  SUBSEQUENT  EVENTS

On April 15, 2003, we entered into debt and equity financing agreements with Medical Venture Partners and its principals. Under the terms of the agreements, affiliates of Medical Venture Partners purchased approximately 75% of our outstanding common stock and agreed to make available up to $1.5 million of debt financing in the form of a revolving credit facility. The debt financing and approximately 50.5% of the equity investment are being made through MVP 3, LP, a fund controlled by Medical Venture Partners. The remainder of the equity investment was made by the three principals of Medical Venture Partners acting individually.

Under the terms of the loan agreement, we will be able to borrow up to 80% of "eligible" accounts receivable, 50% of our net furniture and equipment balance, and up to $500,000 on an unsecured basis. As a condition to these transactions, NEO, our President, MVP 3 LP and the principals of Medical Venture Partners entered into a shareholders agreement that provides that MVP 3, LP will have the right to appoint up to four of seven of our directors. We also entered into a Registration Rights Agreement with MVP 3 LP and the principals of Medical Venture Partners granting them certain demand and piggyback registration rights.

At the time of the closing of this transaction, we entered a one year employment agreement with our President. The agreement, which renews automatically for an unlimited number of terms of one year (unless a "Notice of Termination" is delivered), provides for a base salary equal to 20% of the cash flow generated by NEO (subject to a monthly cap of $20,000). In addition, the agreement provides for a bonus of 10% of any amount by which our quarterly net revenues exceed certain targets as established by our Board of Directors.

End  of  Financial  Statements

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



                                    PART III


ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

     The following table sets forth certain information regarding our executive officers and directors as of May 15, 2003:

Name               Age            Position
---------------  --------         --------
Michael T. Dent   38              President, Chief Medical Officer, and Chairman
Kevin Lindheim.   43              Director

Michael  T.  Dent  M.D.  -  President,  Chief  Medical  Officer  and  Chairman

     Dr. Dent has been our President and Chief Medical Officer since April 2003. Prior to that Dr. Dent was our President and Chief Executive Officer from June 2001, when he founded NeoGenomics, to April 2003. Dr. Dent founded the Naples Women's Center in 1996. He received his training in Obstetrics and Gynecology at the University of Texas in Galveston. He received his M.D. degree from the University of South Carolina in Charleston, S.C. in 1992 and a B.S. degree from Davidson College in Davidson, N.C. in 1986. He is a member of the American Association of Cancer Researchers and a Diplomat and fellow of the American College of Obstetricians and Gynecologists. He sits on the Board of the Florida Life science Biotech Initiative.

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

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table provides certain summary information concerning compensation paid by the Company to or on behalf of our most highly compensated executive officers for the fiscal years ended December 31, 2001, 2000 and 1999:

SUMMARY  COMPENSATION  TABLE
----------------------------

Name and Principal Capacity                                 Year     Salary       Other Compensation
----------------------------------------------------        ------  -------     -------------------
                                                            2002    $130,669(1)        -
Dr. Michael T. Dent                                         2001       9,600(1)   $    0 (2)
President, Chief Medical Officer, and Chairman . . .        2000         -              -


Matthew Veal (3)                                            2002     $   -         44,000 (4)
Former Chief Financial Officer, and Former Director.        2001     $   0        $99,679 (4)
                                                            2000         -               -
                                                           ------    -------     -------------------

(1) During 2002, Dr. Dent Received 105,636 shares of the Company's common stock in lieu of cash salary payments due to him for salary earned in 2001 and the first nine months of 2002. Such shares were collectively valued at $109,021 at the various times of issue and were issued pursuant to a Registration Statement on Form S-8. As of May 14, 2003, Dr. Dent had not sold any of this stock or any other stock in the
        Company. The remaining $31,248 of salary earned by Dr. Dent was earned in the fourth quarter of 2002 and has been accrued as a cash obligation of the Company. As of May 15, 2003, it had not yet been paid.
(2)     In  November,  2001,  Dr.  Dent  received  options to purchase 1,350,000
        shares  of  common  stock   at $0.01  per  share  pursuant to an Option
        Agreement. This Option Agreement was terminated effective October 1, 2002 and Dr. Dent gave up any right or claim to such options.
(3) Mr. Veal resigned Chief Financial Officer on November 22, 2002 and resigned as a Director on May 22, 2002.
(4) Paid in shares of Company common stock issued pursuant to Registration Statement on Form S-8.

EMPLOYMENT  AGREEMENTS.
-----------------------

     We entered into a new Employment Agreement with Dr. Michael Dent on April 15, 2003 to serve as our President and Chief Medical Officer.

     The employment agreement has an initial term of one year and will be automatically renewed for an unlimited number of additional terms of one year each unless either party elects to terminate the agreement. During the term of employment, Dr. Dent will serve as the President and Chief Medical Officer of the Company. Dr. Dent has agreed to devote at least 20% of his business time and efforts to the business affairs of the Company during the term of the agreement with such percentage subject to increase in certain instances. During the term of his employment Dr. Dent will be eligible to receive a base salary in any given month equal to 20% of the Operating Subsidiary's cash flow from operating activities for the preceding month (as reported on Operating Subsidiary's Statement of Cash Flows) subject to a $20,000 cap for any given month. Dr. Dent is also eligible to receive a bonus, on a quarterly basis, equal to 10% of the amount by which the Company's quarterly net revenues exceed targets established by the Company's Board of Directors. For the fiscal year 2003, such quarterly targets are as follows:

     For  the  quarter  ending  June  30,  2003             $125,000
     For  the  quarter  ending  September  30,  2003        $250,000
     For  the  quarter  ending  December  31,  2003         $500,000

     The new employment agreement also provides that once Dr. Dent is devoting 50% or more of his time to the business, the Company will pay for heath insurance for Dr. Dent and his family.


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of May 15, 2003, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and officer of the Company and all directors and executive officers of the Company as a group. The Company has no other class of equity securities outstanding other than common stock.

 Name And Address Of Beneficial Owner        Amount and Nature Of Beneficial Ownership      Percent Of Class
-------------------------------------        ------------------------------------------      -----------------
  MVP 3, LP (1)
  1740 Persimmon Drive
  Naples, FL 34109                                   9,303,279                                 50.5%
-------------------------------------        ------------------------------------------      -----------------
  John E. Elliott (2)
  2709 Buckthorn Way
  Naples, FL 34105                                  10,844,540                                 58.9%
-------------------------------------        ------------------------------------------      -----------------
  Steven C. Jones (3)
  1740 Persimmon Drive
  Naples, FL 34109                                  10,844,540                                  58.9%
-------------------------------------        ------------------------------------------      -----------------
  Lawrence R. Kuhnert (4)
  5120 Timberview Terrace
  Orlando, FL  32819                                10,844,540                                  58.9%
-------------------------------------        ------------------------------------------      -----------------
  Michael T. Dent M.D.
  1726 Medical Blvd.
  Naples, FL 34110                                   2,490,634                                  13.5%
-------------------------------------       ------------------------------------------       -----------------
  Kevin Lindheim
  9220 Bonita Beach Road
  Bonita Springs, FL 34135                               3,845                                     *
---------------------------------------      ------------------------------------------      -----------------

 Directors and Officers
as a Group (2 persons)                               2,494,479                                  13.6%
-------------------------------------        ------------------------------------------      -----------------

 less  than  1.0%

(1) MVP 3, LP has direct ownership of 9,303,279 shares. The general partner of MVP 3, LP is Medical Venture Partners, LLC, which has John E. Elliott, Steven C. Jones and Larry R. Kuhnert as its members.

(2) John E. Elliott has direct ownership of 1,541,261 shares, but as a member of the general partner of MVP 3, LP, he has the right to vote all shares held by MVP 3, LP, thus 9,303,279 shares have been added to his total.

(3) Steven C. Jones has direct ownership of 1,541,261 shares, but as a member of the general partner of MVP 3, LP, he has the right to vote all shares held by MVP 3, LP, thus 9,303,279 shares have been added to his total.

(4) Larry R. Kuhnert has direct ownership of 1,541,261 shares, but as a member of the general partner of MVP 3, LP, he has the right to vote all shares held by MVP 3, LP, thus 9,303,279 shares have been added to his total.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The executive offices of the Company share space, on a rent-free basis, with Naples Women's Center ("NWC"), a company owned by Dr. Michael Dent, our
Chairman  and  President.   In  addition,  Naples  Women's  Center  provides
bookkeeping  services  to  the  Company  free  of  charge.

During 2001 and 2002, we borrowed funds from the Naples Women's Center to meet our short-term cash needs. At December 31, 2002, we owed NWC approximately $117,332. $58,666 of this amount was repaid on April 17, 2003.

During the period December 2002 to April 2003, AMI Holdings Corp. (a company controlled by John E. Elliott), Steven C. Jones and Lawrence R. Kuhnert advanced $177,000 under various short term bridge loan agreements. Messrs. Elliott, Jones and Kuhnert are the three principals of MVP 3, LP, which consummated debt and equity financing transactions with the Company on April 15, 2003. All of these advances, plus $2,493 of accrued interest, were repaid to these individuals on April 17, 2003.

     In order to facilitate the administration of MVP 3's revolving credit facility with the Company and fund it, MVP 3 arranged a similar credit facility with Fifth Third Bank. On April 15, 2003, the Company provided a guaranty of MVP 3's obligations to Fifth Third Bank for all amounts that are directly passed through MVP 3 and further loaned to the Company and has pledged all of its business assets to both Fifth Third Bank and MVP 3, LP.

                                     PART IV

ITEM  13.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)     EXHIBITS

     The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-KSB.

EXHIBIT
NUMBER     DESCRIPTION
------     -----------

3.1.2 Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2002.
3.1.3 Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003.
3.2.1    Amended  &  Restated  Bylaws,  dated  April  15,  2003.
10.1 American Communications Enterprises, Inc. 2000 Stock Plan (previously filed as Exhibit 10.7 to Form 10-KSB filed April 16, 2001).
10.2 Plan of Exchange, dated as of November 14, 2001, among the Company, Tampa Bay Financial, Inc., Dr. Dent, M.D. and NeoGenomics, Inc. (Previously filed as Exhibit 2.1 to Form 10-QSB on November 19,
         2001).
10.3 Employment Agreement, dated as of November 16, 2001, between the Company and Michael T. Dent, M.D. (previously filed as Exhibit 10.16 to Form 10-QSB on November 19, 2001).
10.4 Stock Option Agreement, dated as of November 16, 2001, between the Company and Michael T. Dent, M.D. (previously filed as Exhibit 10.15 to Form 10-QSB on November 19, 2001).
10.5     Consulting  Agreement,  dated  as  of  November  16,  2001, between the
         Company and  Tampa Bay Financial,  Inc.  (previously  filed  as Exhibit
         10.14 to Form 10-QSB  on  November  19,  2001).
10.6 Shareholders Agreement, dated as of November 16, 2001, between the Company, the Operating Subsidiary, selected Company shareholders, Tampa Bay Financial, Inc and Michael T. Dent, M.D. (previously filed as Exhibit 10.15 to Form 10-QSB on November 19, 2001).
10.7 Letter Agreement, dated as of November 16, 2001, between the Company and Tampa Bay Financial, Inc. (previously filed as Exhibit 10.7 to Form 10-KSB on May 21, 2002).
10.8 Research and License Agreement Between the Company and Ciphergen Biosystems, Inc. (previously filed as Exhibit 10.8 to Form 10-QSB on November 20, 2002)

10.9 Employment Agreement, dated as of April 15, 2003, between the Company and Michael T. Dent, M.D.
10.10 Stock Purchase Agreement, dated as of April 15, 2003, between the Company and MVP 3, L.P.
10.11 Stock Purchase Agreement, dated as of April 15, 2003, between the Company and John E. Elliott.
10.12 Stock Purchase Agreement, dated as of April 15, 2003, between the Company and Steven C. Jones.
10.13 Stock Purchase Agreement, dated as of April 15, 2003, between the Company and Lawrence R. Kuhnert.
10.14 Shareholders Agreement, dated as of April 15, 2003, by and between the Company, MVP 3 LP, John E. Elliott, Steven C. Jones, Larry R. Kuhnert and Michael T. Dent.
10.15 Registration Rights Agreement, dated as of April 15, 2003, by and between the Company, MVP 3 LP, John E. Elliott, Steven C. Jones, Larry R. Kuhnert and Michael T. Dent.
10.16 Loan and Security Agreement, dated as of April 15, 2003, between the Company, the Operating Subsidiary and MVP 3, LP.
10.17 Security Agreement, dated as of April 15, 2003, between the Operating Subsidiary and MVP 3, LP.
10.18    Guaranty,  dated  as of April 15, 2003, by the Company in favor of MVP
         3,  LP.
10.19    Stock  Pledge  Agreement,  dated  as  of  April  15, 2003, between the
         Company,  the  Operating  Subsidiary  and  MVP  3,  L.P.
10.20 Loan and Security Agreement, dated as of April 15, 2003, by and between MVP 3 LP, Fifth Third Bank Florida, the Operating Subsidiary, John Elliott, Steven Jones, and Larry Kuhnert.
10.21 Security Agreement, dated as of April 15, 2003, between the Operating Subsidiary and Fifth Third Bank, Florida.
10.22    Guaranty,  dated  as of April 15, 2003, by the Operating Subsidiary in favor  of  Fifth  Third  Bank,  Florida.
10.23    Real  Estate  Lease  Agreement,  dated as of May 13, 2003, between the
         Operating   Subsidiary   and   Cambridge  Management   Associates  LP.
21       The   Company's   only subsidiary  is  NeoGenomics, Inc.,  a  Florida
         corporation (the  "Operating  Subsidiary").
99.1     Certification  pursuant  to  Section  906  of the Sarbanes-Oxley Act of
         2002.

(B)     REPORTS  ON  FORM  8-K.

     The following reports on Form 8-K were filed with the SEC during the period from September 30, 2002 until the date of this report on Form 10-KSB.

1) On April 4,2003, we filed a Report of Form 8-K announcing that a majority of our shareholders had consented to amending our articles of incorporation to reduce the authorized number of shares of common stock from 500,000,000 shares to 100,000,000 shares and to authorize 10,000,000 shares of a new class of preferred stock. The shareholders also consented to effecting a 1:100 reverse stock split of our common stock.

2) On April 17, we filed a Report of Form 8-K announcing that the Company had experienced a change of control by virtue of the fact that MVP 3, LP and its affiliates had purchased 13,927,062 shares of our stock at a price of $0.01 per share.

ITEM  14.     CONTROLS  AND  PROCEDURES

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NeoGenomics,  Inc.


                                       By:  /S/  Michael  T.  Dent
                                       ----------------------
                                       Michael  T.  Dent,  M.D.
                                       President  and  Chief  Medical  Officer

                                           Date:  May  16,  2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                    TITLE                    DATE


/S/  Michael  T.  Dent       Director,  Principal           May  16,  2003
   Accounting  Officer


/S/  Kevin  J.  Lindheim      Director                      May  16,  2003




CERTIFICATION

I,  Michael  T.  Dent,  M.D.,  certify  that:

1.     I  have  reviewed  this annual report on Form 10-KSB of Neogenomics, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial position, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures for the registrant and I have:

(i) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(ii) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(iii) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May  16,  2003

_/s/  Michael  T.  Dent,  M.D_
------------------------------
    Michael  T.  Dent,  M.D.
    President,  Chief  Medical  Officer  and
    Principal  Accounting  Officer

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER     DESCRIPTION
------     -----------

3.1.2 Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2002.
3.1.3 Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003.
3.2.1    Amended  &  Restated  Bylaws,  dated  April  15,  2003.
10.9 Employment Agreement, dated as of April 15, 2003, between the Company and Michael Dent, M.D.
10.10 Stock Purchase Agreement, dated as of April 15, 2003, between the Company and MVP 3, L.P.
10.11 Stock Purchase Agreement, dated as of April 15, 2003, between the Company and John E. Elliott.
10.12 Stock Purchase Agreement, dated as of April 15, 2003, between the Company and Steven C. Jones.
10.13 Stock Purchase Agreement, dated as of April 15, 2003, between the Company and Lawrence R. Kuhnert.
10.14 Shareholders Agreement, dated as of April 15, 2003, by and between the Company, MVP 3 LP, John E. Elliott, Steven C. Jones, Larry R. Kuhnert and Michael T. Dent.
10.15 Registration Rights Agreement, dated as of April 15, 2003, by and between the Company, MVP 3 LP, John E. Elliott, Steven C. Jones, Larry R. Kuhnert and Michael T. Dent.
10.16 Loan and Security Agreement, dated as of April 15, 2003, between the Company, the Operating Subsidiary and MVP 3, LP.
10.17 Security Agreement, dated as of April 15, 2003, between the Operating Subsidiary and MVP 3, LP.
10.18    Guaranty,  dated  as of April 15, 2003, by the Company in favor of MVP
         3,  LP.
10.19    Stock  Pledge  Agreement,  dated  as  of  April  15, 2003, between the
         Company,  the  Operating  Subsidiary  and  MVP  3,  L.P.
10.20 Loan and Security Agreement, dated as of April 15, 2003, by and between MVP 3 LP, Fifth Third Bank Florida, the Operating Subsidiary, John Elliott, Steven Jones, and Larry Kuhnert.
10.21 Security Agreement, dated as of April 15, 2003, between the Operating Subsidiary and Fifth Third Bank, Florida.
10.22 Guaranty, dated as of April 15, 2003, by the Operating Subsidiary in favor of Fifth Third Bank, Florida.
10.23 Real Estate Lease Agreement, dated as of May 13, 2003, between the Operating Subsidiary and Cambridge Management Associates, LP.
99.1     Certification pursuant  to  Section  906  of the Sarbanes-Oxley Act of
         2002.