Form 10QSB
period 2003-03-31
NEOGENOMICS INC
filed 2003-06-20
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.

                 For the quarterly period ended March 31, 2003.

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
incorporation or organization)

                 1726 Medical Blvd, Suite 101, Naples, FL 34110

                    (Address of principal executive offices)

                                 (239) 513-1992

              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 15, 2003.

                                   18,409,416

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                                NeoGenomics, Inc.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheet as of March 31, 2003........................4

        Consolidated Statements of Operations for the three months ended
        March 31, 2003 and the three months ended March 31, 2002...............5

        Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and the three months ended March 31, 2002.........6

        Notes to Consolidated Financial Statements.............................7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations (including cautionary statement).................10

Item 3. Controls and Procedures 13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings......................................................14
Item 2. Changes in Securities..................................................14
Item 3. Defaults Upon Senior Securities........................................14
Item 4. Submission of Matters to a Vote of Securities Holders..................14
Item 5. Other Information......................................................14
Item 6. Exhibits and Reports on Form 8-K.......................................14

Signatures                                                                     16

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

                                NeoGenomics, Inc.

                        CONSOLIDATED BALANCE SHEET AS OF
                                 March 31, 2003
                                   (unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
  Cash                                                     $       1,741
  Accounts receivable (net of allowance for
   doubtful accounts of $17,394)                                  73,522
  Inventory                                                       24,704
    Total current assets                                          99,967

PROPERTY AND EQUIPMENT (net of accumulated
  depreciation of $50,228)                                       379,244

OTHER ASSETS - Deposits                                              516

TOTAL                                                      $     479,727
                                                           ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                         $     126,118
  Deferred revenue                                               100,000
  Accrued and other liabilities                                   59,234
  Due to affiliates                                              215,666
    Total current liabilities                                    501,018

LONG TERM LIABILITIES:
  Due to affiliates                                               58,666

    Total Liabilities                                            559,684

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 100,000,000 shares
    authorized; 4,482,354 shares issued and outstanding            4,482
  Additional paid-in capital                                   8,698,857
  Deficit accumulated during the development stage            (8,668,491)
  Deficit                                                       (114,805)
    Total stockholders' deficit                                  (79,957)

TOTAL                                                      $     479,727
                                                           ==============
________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
________________________________________________________________________________

                                                For the           For the
                                             Three-Months      Three-Months
                                                 Ended            Ended
                                            March 31, 2003    March 31, 2002

REVENUE                                     $     70,169        $         -

COST OF REVENUE                                   97,043                  -

GROSS (DEFICIT) PROFIT                           (26,874)                 -

OPERATING EXPENSES:
Stock based compensation                               -            491,916
General and administrative                        75,488             88,925
Research and development                           8,175                  -
Interest expense                                   4,269                  -
   Total operating expenses                       87,932            589,841

NET INCOME (LOSS)                           $   (114,806)      $   (580,841)
                                            =============      =============

NET INCOME (LOSS) PER SHARE  - Basic and
Diluted                                     $      (0.03)      $      (0.14)
                                            =============      =============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING -
   Basic and Diluted                           4,482,354          4,050,000
                                            =============      =============
________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
_______________________________________________________________________________________

                                                             For the         For the
                                                           Three-Months    Three-Months
                                                               Ended           Ended
                                                          March 31, 2003   March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $  (114,806)     $ (580,841)
  Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation                                              11,864           5,156
     Amortization of deferred stock compensation                    -         491,916
     Provision for bad debts                                    7,406               -
     Non-cash expenses                                         11,504               -

  Changes in assets and liabilities, net:
     (Increase) decrease in accounts receivables,
       net of write-offs                                      (40,846)              -
     (Increase) decrease in inventory                          (5,398)              -
     (Increase) decrease in other receivables                   2,000               -
     (Increase) decrease in deposits                           (3,400)           (516)
     Increase (decrease) in due to bank                       (13,518)              -
     Increase (decrease) in deferred revenues                       -               -
     Increase (decrease) in accounts payable and
       other liabilities                                       16,708          25,920

  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (121,686)        (58,365)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of property and equipment                          (8,573)       (123,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliates, net                                     -         105,653
  Advances from investors                                     132,000               -

  NET CASH PROVIDED BY FINANCING ACTIVITIES                   132,000         105,653

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (1,741)        (76,188)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      -          77,216

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $     1,741      $    1,028
                                                          ============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                          $         -      $        -
                                                          ============     ===========

   Income taxes paid                                      $         -      $        -
                                                          ============     ===========

_______________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.

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

As a result of the above, all references to the number of shares and par value in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the April 2003 reverse stock split as though it had been completed as of June 1, 2001.

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2002 contained in our Form 10-KSB.

Principles of Consolidation

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
These revenues also are subject to review and possible audit by the payers. We believe that adequate provision has been made for any adjustments that may result from final determination of amounts earned under all the above arrangements. There are no known material claims, disputes or unsettled matters with any payers that are not adequately provided for in the accompanying consolidated financial statements.

Allowance for Doubtful Accounts

We provide for accounts receivable that could become uncollectible in the future by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of its accounts receivable and our historical collection experience for each type of payer.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements include estimates related to contractual adjustments, and the allowance for doubtful accounts. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

NOTE B - GOING CONCERN

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since our inception, and have experienced and continue to experience negative operating margins and negative cash flows from operations. In addition, we expect to have ongoing requirements for substantial additional capital investment to implement our business plan. Since our inception, our operations have been funded through private equity and debt, and we expect to continue to seek additional funding through private or public equity and debt. As discussed in Note D, in connection with this matter, in April 2003, we secured a commitment from a related entity to provide us with $1.5 million of debt financing in the form of a revolving credit facility. In addition, we have recently completed laboratory facilities to run scientific tests that we believe will begin to generate operating revenues. However, there can be no assurance that we will be successful in these efforts, or that the credit facility will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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
At March 31, 2003, we owed NWC approximately $117,300. Approximately $58,700 of this amount was repaid in April 2003 in connection with the financing transaction described in Note D.

During the three months ended March 31, 2003, in order to meet short term cash needs, we borrowed $132,000 from three individuals who are affiliates of Medical
Venture Partners, LLC ("Medical Venture Partners"), a venture capital firm with whom we were negotiating a financing transaction (see Note D). These amounts, having a stated interest rate of 8%, were repaid in April 2003 in connection with the financing transaction described in Note D.

NOTE D - OTHER SUBSEQUENT EVENTS

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

At the time of the closing of this transaction, we entered into a one year employment agreement with our President. The agreement, which renews automatically for an unlimited number of terms of one year (unless a "Notice of
Termination" is delivered), provides for a base salary equal to 20% of the net cash provided by operations of NEO (subject to a monthly cap of $20,000). In addition, the agreement provides for a bonus of 10% of any amount by which our quarterly net revenues exceed certain targets as established by our Board of
Directors.
________________________________________________________________________________
End of Financial Statements

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

NeoGenomics, Inc. owns and operates a medical testing laboratory and research facility based in Naples, Florida that is targeting the rapidly growing genetic and molecular testing sub segment of the medical laboratory market. Our common stock is listed on the NASDAQ Bulletin Board (OTCBB) under the symbol "NGNM."
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
    Other Professionals Req.                 None                        None                  Cyto Geneticist/
                                                                                             Molecular Geneticist
       Level of Automation                   High                        None                      Moderate
      Diagnostic in Nature                Usually Not                    Yes                          Yes
    Types of Diseases Tested             Many Possible             Primarily Cancer             Rapidly Growing
     Estimated Revenue/Test              $5 - $35/Test             $25 - $100/Test             $200 - $800/Test
    Estimated Size of Market           $25 - $30 Billion         $6.0 - $7.0 Billion          $1.0 - $2.0 Billion
 Estimated Annual Growth Rate of
             Market                        4.0 -5.0%                  6.0 - 7.0%                  25.0 - 40+%

Source: Wall Street Research Analysts and Company Estimates

The following discussion and analysis should be read in conjunction with the financial statements for the three months ended March 31, 2003, included with this Form 10-QSB. Readers are also referred to the cautionary statement, which addresses forward-looking statements made by us.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements for the fiscal year ended December 31, 2002 included in our Form 10-KSB. We have consistently applied these policies in all material respects. At this stage of our development, these policies primarily address matters of expense recognition. Although we anticipate that revenue recognition issues will become critical in future years, the small amount of revenue that we have earned at this stage minimizes the impact of any judgments regarding revenue recognition.
Management does not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Results of Operations for the three months ended March 31, 2003

During the three months ended March 31, 2003, we generated revenues and costs of revenues of approximately $70,200 and $97,000 and we incurred a net loss of approximately $114,800. We believe our gross margin will improve as we continue to add more testing volume to our business. Our general and administrative expenses were approximately $75,500 and are mainly comprised of administrative services expenses, wages and depreciation. Research and development expenses were approximately $8,200 and are mainly comprised of wages and other expenses to put our research program into place. Interest expenses were approximately
$4,300 and are mainly comprised of interest payable on advances from related parties.

Testing volumes and revenues began to show significant increases during the three months ended March 31, 2003. During the quarter we billed $70,169 for 174 tests which resulted in average revenue per test of $403.27. Revenues per test are a function of both the nature of the test and the payer (Medicare, Medicaid, third party insurer, etc.). Our policy is to record amounts billed at the amounts we expect to be collected based on published or contracted amounts and prior experience with the payer. We have established a reserve for uncollectible amounts based on estimates of what we will collect from co-payments and those procedures performed that are not covered by insurance.

Since we did not begin laboratory testing operations until May 2002, operating comparisons with the three months ended March 31, 2002 are not relevant.
However, on a sequential basis, our revenues increased by approximately 23% and our testing volumes increased by approximately 44% compared to the three months ending December 31, 2002.

Liquidity and Capital Resources

During the three months ended March 31, 2003, our operating activities used approximately $121,700 in cash. This amount primarily represented cash used to pay general and administrative expenses associated with our operations. We also spent $8,600 on new equipment. We were able to finance operations and equipment purchases primarily through net advances of approximately $132,000 received from significant shareholders. At March 31, 2003, we had cash and cash equivalents of approximately $1,741.

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

At the present time, we have very limited cash resources. We do not anticipate that we will generate significant cash flow from operating activities until
2004. Over the next twelve months, we plan to finance our operations through borrowings under our revolving credit facility with MVP 3. Advances under this revolving credit facility are limited, at any given time, based on a formula contained in the loan agreement. There can be no assurance that the Company will be eligible to obtain all of its working capital funding needs from MVP 3, LP or another source. If the Company is unable to obtain such funding, the Company will be required to curtail or discontinue operations.

Capital Expenditures

Management currently forecasts capital expenditures for the coming year in order to execute on its business plan. We plan to fund these expenditures through borrowings under our revolving credit facility with MVP 3, LP and through traditional lease financing from equipment lessors. There can be no assurance that the Company will be eligible to obtain all of its capital equipment funding needs from MVP 3, LP or another source. If the Company is unable to obtain such funding, the Company will be required to curtail its equipment purchases which may have an impact on the Company's ability to generate revenues.

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

Item 3 - CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and an individual providing financial management functions, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

    NONE

Item 2. Changes in Securities

    During the three months ending March 31, 2003, we did not issue any securities.

Item 3. Defaults Upon Senior Securities

    NONE

Item 4.  Submission of Matters to a Vote of Securities Holders

    NONE

Item 5. Other Information

    NONE

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB.

     Exhibit
     Number       Description

      3.1.2  Amendment to Articles of Incorporation filed with the Nevada
             Secretary of State on January 3, 2002 (previously filed as Exhibit
             3.1.2 to Form 10-KSB on May 20, 2003).

      3.1.3  Amendment to Articles of Incorporation filed with the Nevada
             Secretary of State on April 11, 2003 (previously filed as Exhibit
             3.1.3 to Form 10-KSB on May 20, 2003).

      3.2.1  Amended & Restated Bylaws, dated April 15, 2003 (previously filed as
             Exhibit 3.2.1 to Form 10-KSB on May 20, 2003).

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

       10.9  Employment Agreement, dated as of April 15, 2003, between the Company and Michael T. Dent, M.D (previously filed as Exhibit 10.9 to Form
             10-KSB on May 20, 2003).

       10.10 Stock Purchase Agreement, dated as of April 15, 2003, between the
             Company and MVP 3, LP (previously filed as Exhibit 10.10 to Form
             10-KSB on May 20, 2003).

       10.11 Stock Purchase Agreement, dated as of April 15, 2003, between the
             Company and John E. Elliott (previously filed as Exhibit 10.11 to Form
             10-KSB on May 20, 2003).

       10.12 Stock Purchase Agreement, dated as of April 15, 2003, between the
             Company and Steven C. Jones (previously filed as Exhibit 10.12 to Form
             10-KSB on May 20, 2003).

       10.13 Stock Purchase Agreement, dated as of April 15, 2003, between the
             Company and Lawrence R. Kuhnert (previously filed as Exhibit 10.13 to
             Form 10-KSB on May 20, 2003).

       10.14 Shareholders Agreement, dated as of April 15, 2003, by and between the Company, MVP 3 LP, John E. Elliott, Steven C. Jones, Larry R.
             Kuhnert and Michael T. Dent (previously filed as Exhibit 10.14 to Form
             10-KSB on May 20, 2003).

       10.15 Registration Rights Agreement, dated as of April 15, 2003, by and between the Company, MVP 3 LP, John E. Elliott, Steven C. Jones, Larry
             R. Kuhnert and Michael T. Dent (previously filed as Exhibit 10.15 to
             Form 10-KSB on May 20, 2003).

       10.16 Loan and Security Agreement, dated as of April 15, 2003, between the
             Company, the Operating Subsidiary and MVP 3, LP (previously filed as
             Exhibit 10.16 to Form 10-KSB on May 20, 2003).

       10.17 Security Agreement, dated as of April 15, 2003, between the
             Operating Subsidiary and MVP 3, LP (previously filed as Exhibit 10.17 to Form 10-KSB on May 20, 2003).

       10.18 Guaranty, dated as of April 15, 2003, by the Company in favor of MVP
             3, LP (previously filed as Exhibit 10.18 to Form 10-KSB on May 20,
             2003).

       10.19 Stock Pledge Agreement, dated as of April 15, 2003, between the
             Company, the Operating Subsidiary and MVP 3, LP (previously filed as
             Exhibit 10.19 to Form 10-KSB on May 20, 2003).

       10.20 Loan and Security Agreement, dated as of April 15, 2003, by and between MVP 3 LP, Fifth Third Bank Florida, the Operating Subsidiary,
             John Elliott, Steven Jones, and Larry Kuhnert (previously filed as
             Exhibit 10.20 to Form 10-KSB on May 20, 2003).

       10.21 Security Agreement, dated as of April 15, 2003, between the
             Operating Subsidiary and Fifth Third Bank, Florida (previously filed as Exhibit 10.21 to Form 10-KSB on May 20, 2003).

       10.22 Guaranty, dated as of April 15, 2003, by the Operating Subsidiary in favor of Fifth Third Bank, Florida (previously filed as Exhibit 10.22 to Form 10-KSB on May 20, 2003).

       10.23 Real Estate Lease Agreement, dated as of May 13, 2003, between the
             Operating Subsidiary and Cambridge Management Associates LP
             (previously filed as Exhibit 10.23 to Form 10-KSB on May 20, 2003).

       21    The Company's only subsidiary is NeoGenomics, Inc., a Florida corporation (the "Operating Subsidiary").

       99.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002.

(b) Reports on Form 8-K.

        The following reports on Form 8-K were filed with the SEC during the period from December 31, 2002 until the date of this report on Form 10-QSB.

1) On April 4, 2003, we filed a Report of Form 8-K announcing that a majority of our shareholders had consented to amending our articles of incorporation to reduce the authorized number of shares of common stock from 500,000,000 shares to 100,000,000 shares and to authorize 10,000,000 shares of a new class of preferred stock. The shareholders also consented to effecting a
   1:100 reverse stock split of our common stock.

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

NeoGenomics, Inc.

By:  /s/ Michael T. Dent, M.D.                       June 20, 2003
     Michael T. Dent, M.D.
     President, Chief Medical Officer and
     Principal Accounting Officer

CERTIFICATION

I, Michael T. Dent, M.D., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Neogenomics, Inc;

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
        (ii) evaluated the effectiveness of the registrant's disclosure controls and procedures as of March 31, 2003; and
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

6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 20, 2003

/s/ Michael T. Dent, M.D.
    Michael T. Dent, M.D.
    President, Chief Medical Officer and
    Principal Accounting Officer

