Form 10QSB
period 2003-06-30
NEOGENOMICS INC
filed 2003-08-13
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange
                                  Act of 1934.

                  For the quarterly period ended June 30, 2003.

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

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2003.

                                   18,449,416

Transitional Small Business Disclosure Format:
                                 YES ( ) NO (X)

                                NeoGenomics, Inc.

                              INDEX TO FORM 10-QSB

PART I.          FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements (unaudited)

                 Consolidated Balance Sheet as of June 30, 2003............... 4

                 Consolidated Statements of Operations for the three
                  and six months ended June 30, 2003 and the three and
                  six months ended June 30, 2002.............................. 5

                 Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2003 and the six months ended June 30, 2002.. 6

                 Notes to Consolidated Financial Statements................... 7

Item 2.          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations (including cautionary statement).. 10

Item 3.          Controls and Procedures                                       13

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings............................................ 14
Item 2.          Changes in Securities........................................ 14
Item 3.          Defaults Upon Senior Securities.............................. 14
Item 4.          Submission of Matters to a Vote of Securities Holders........ 14
Item 5.          Other Information............................................ 14
Item 6.          Exhibits and Reports on Form 8-K............................. 14

Signatures                                                                     16

                                     PART I
                           FORWARD-LOOKING STATEMENTS

        This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act, as amended; Section 21E of the Securities
Exchange Act of 1934; and the Private Securities Litigation Reform Act of 1995.
The words "may", "would", "could", "will", "expect", "estimate", "anticipate",
"believe", "intend", "plan", "goal", and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii)
our financing opportunities and plans; (iii) trends affecting our future financial condition or results of operations; (iv) our growth strategy and operating strategy; and (v) the declaration and payment of dividends.

        Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception, and have experienced and continue to experience negative operating margins and negative cash flows from operations (see Note B to the financial statements);
(ii) any material inability of us to successfully internally develop our products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on our cash flow or on our ability to obtain acceptable financing in connection with our growth plans; (v) any increased competition in our business; (vi) any inability of us to successfully conduct our business in new markets; and (vii) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

                                NeoGenomics, Inc.

                        CONSOLIDATED BALANCE SHEET AS OF
                                  June 30, 2003
                                   (unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
    Cash                                                         $     13,838
    Accounts receivable (net of allowance for doubtful
     accounts of $9,934)                                               68,513
    Inventory                                                          24,868
    Other current assets                                                7,948
       Total current assets                                           115,167

PROPERTY AND EQUIPMENT (net of accumulated depreciation
  of $62,242)                                                         373,229

OTHER ASSETS - Deposits                                                   516

TOTAL                                                            $    488,912
                                                                 =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                            $     54,292
     Deferred revenue                                                 100,000
     Accrued and other liabilities                                     56,016
       Total current liabilities                                      210,308

LONG TERM LIABILITIES:
     Due to affiliates                                                373,666

       Total Liabilities                                              583,974

STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value, 100,000,000 shares
      authorized; 18,449,416 shares issued and outstanding             18,449
     Additional paid-in capital                                     8,808,581
     Deficit accumulated during the development stage              (8,668,490)
     Deficit                                                         (253,602)
       Total stockholders' deficit                                    (95,062)
TOTAL                                                            $    488,912
                                                                 =============
________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
_____________________________________________________________________________________________________

                                              For the        For the        For the        For the
                                            Six-Months     Six-Months    Three-Months   Three-Months
                                               Ended          Ended          Ended          Ended
                                           June 30, 2003  June 30, 2002  June 30, 2003  June 30, 2002

REVENUE                                    $   143,178    $     8,484    $    73,009     $    8,484

COST OF REVENUE                                208,216         76,769        111,173         70,894

GROSS (DEFICIT) PROFIT                         (65,038)       (68,285)       (38,164)       (62,410)

OPERATING EXPENSES:
Stock based compensation                             -      1,043,832              -        521,916
General and administrative                     175,341        205,274         91,678        152,223
Interest expense                                13,223          3,698          8,954          3,698
   Total operating expenses                    188,564      1,252,804        100,632        677,837

NET INCOME (LOSS)                          $  (253,602)   $(1,321,089)   $  (138,796)    $ (740,247)
                                           ============   ============   ============    ===========

NET INCOME (LOSS) PER SHARE - Basic and
Diluted                                    $     (0.02)   $     (0.33)   $     (0.01)    $    (0.18)
                                           ============   ============   ============    ===========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING -
   Basic and Diluted                        10,253,236      4,061,934     15,960,702      4,073,736
                                           ============   ============   ============    ===========
_____________________________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
__________________________________________________________________________________________

                                                           For the           For the
                                                          Six-Months       Six-Months
                                                             Ended            Ended
                                                         June 30, 2003    June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $ (253,602)    $ (1,321,089)
   Adjustments to reconcile net loss to net cash
        provided by(used in) operating activities:
     Depreciation                                              23,878           15,716
     Amortization of deferred stock compensation                    -          983,832
     Stock-based compensation and consulting                        -           60,000
     Provision for bad debts                                    9,596                -
     Non-cash expenses                                         20,925                -

   Changes in assets and liabilities, net:
     (Increase) decrease in accounts receivables, net
       of write-offs                                          (38,028)          (7,598)
     (Increase) decrease in inventory                          (5,562)         (20,016)
     (Increase) decrease in pre-paid expenses                  (7,948)               -
     (Increase) decrease in other receivables                   2,000                -
     (Increase) decrease in deposits                            3,400          (49,216)
     Increase (decrease) in due to bank                       (13,518)               -
     Increase (decrease) in deferred revenues                       -                -
     Increase (decrease) in accounts payable and other
       liabilities                                            (58,335)          77,365

   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       (317,194)        (261,006)

CASH FLOWS FROM INVESTING ACTIVITIES-
   Purchases of property and equipment                        (14,573)        (135,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from affiliates, net                             231,334          355,178
    Issuances of common stock, net of transaction expenses    114,271                -

   NET CASH PROVIDED BY FINANCING ACTIVITIES                  345,605          355,178

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           13,838          (41,825)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      -           77,216

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $   13,838     $     35,391
                                                           ===========    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                           $    2,623     $        643
                                                           ===========    =============

   Income taxes paid                                       $        -     $          -
                                                           ===========    =============
__________________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

________________________________________________________________________________

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

NeoGenomics, Inc. ("NEO") was incorporated under the laws of the state of
Florida on June 1, 2001 and on November 14, 2001 agreed to be acquired by
American Communications Enterprises, Inc., a Nevada corporation ("ACE"). As a result of the acquisition, NEO became the operating subsidiary of ACE. ACE was formed in 1998 and succeeded to NEO's name on January 3, 2002 (collectively NEO and ACE are referred to as "NeoGenomics", the "Company", "we", "us", or "our"
throughout this Form 10-QSB).

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2003. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2002 contained in our Form 10-KSB.

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

Allowance for Doubtful Accounts

We provide for accounts receivable that could become uncollectible in the future by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable and our historical collection experience for each type of payer.

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

NOTE B - GOING CONCERN

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since our inception, and have experienced and continue to experience negative operating margins and negative cash flows from operations. In addition, we expect to have ongoing requirements for substantial additional capital investment to implement our business plan. Since our inception, our operations have been funded through private equity and debt, and we expect to continue to seek additional funding through private or public equity and debt. As discussed in Note D, in connection with this matter, in April 2003, we secured a commitment from a related entity to provide us with $1.5 million of debt financing in the form of a revolving credit facility (the "Credit Facility"). In addition, we are in the process of moving and expanding our laboratory facilities in order to accommodate a greater number of cytogenetics and molecular biology tests, which we expect will lead to an increase in revenues.
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

NOTE C - RELATED PARTY TRANSACTIONS

Prior to the establishment of the Credit Facility, we occasionally borrowed funds from the Naples Women's Center ("NWC"), a company owned by our president, to meet our short-term cash needs. In total, approximately $117,300 was advanced to us during 2002 with a stated interest rate of 8% and was due upon demand.
Approximately half of this amount was repaid in April 2003 in connection with the financing transaction described in Note D, and we executed an agreement that called for the remaining half to be repaid in 18 months with accrued interest at a stated rate of 8.0% per annum.

In addition, in order to meet short term cash needs during late 2002 and early
2003 prior to the establishment of the Credit Facility, we borrowed approximately $177,000 from three individuals who are affiliates of Medical
Venture Partners, LLC ("Medical Venture Partners"), a venture capital firm with whom we were negotiating a financing transaction (see Note D). These amounts, plus accrued interest at a stated interest rate of 8% per annum, were repaid in
April 2003 in connection with the consummation of the financing transaction described in Note D.

NOTE D - FINANCING TRANSACTION

On April 15, 2003, we entered into equity and debt financing agreements with
Medical Venture Partners and its principals. Under the terms of the equity agreements, affiliates of Medical Venture Partners purchased 13,927,062 shares of our commons stock for $0.01/share which resulted in net proceeds to the company of $114,271 after deducting transaction expenses of approximately
$25,000. As a result of these equity transactions, the Company experienced a change of control and Medical Venture Partners and its affiliates, in the aggregate, own approximately 75% of our outstanding common stock. Under the terms of the debt financing agreements, MVP 3, LP, a partnership controlled by
Medical Venture Partners, agreed to make available up to $1.5 million of debt financing in the form of a revolving credit facility (the "Credit Facility").

Under the terms of the Credit Facility, NEO will be able to borrow up to 80% of
"eligible" accounts receivable, 50% of the net property, plant and equipment balance, and up to $500,000 on an unsecured basis. As a condition to these transactions, the Company, our President, MVP 3 LP and the principals of Medical
Venture Partners entered into a shareholders agreement that provides that MVP 3,
LP will have the right to appoint up to four of seven of our directors. We also entered into a Registration Rights Agreement with MVP 3 LP and the principals of
Medical Venture Partners granting them certain demand and piggyback registration rights.

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
________________________________________________________________________________

End of Financial Statements

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

NeoGenomics, Inc. owns and operates a medical testing laboratory and research facility based in Naples, Florida that is targeting the rapidly growing genetic and molecular testing segment of the medical laboratory market. Our common stock is listed on the NASDAQ Bulletin Board (OTCBB) under the symbol "NGNM." Our business plan features two concurrent objectives:

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

        o clinical lab testing,
        o anatomic pathology testing, and
        o genetic/molecular testing.

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

We believe genetic/molecular testing is the newest and fastest growing subset of the laboratory market. Genetic testing or "cytogenetics" involves analyzing chromosomes taken from the nucleus of cells for abnormalities in a process called karyotyping. A karyotype evaluates the entire 46 human chromosomes by number, and banding patterns to identify abnormalities associated with diseases.
Examples of cytogenetics testing include amniocentesis testing of pregnant women to screen for genetic anomalies such as Down's syndrome in a fetus and bone marrow testing to screen for types of leukemia. Molecular biology involves testing for even more specific causes of diseases based on very small alterations in cellular biology and DNA. Examples of common molecular biology testing include screening for paternity, cystic fibrosis or Tay-Sachs disease.
Both cytogenetics and molecular biology have become important and accurate diagnostic tools over the last five years and new tests are being developed rapidly, thus this market segment is expanding rapidly. Genetic/molecular testing requires very specialized equipment and credentialed individuals
(typically PhD level) to certify the results. As a result of the sophistication involved in performing these tests, we believe that genetic/molecular testing typically has the highest average revenue/test of the medical testing sub segments.

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

Source: Research Analysts and Company Estimates

We compete in the marketplace based on the quality and accuracy of our test results, our turn-around times and our ability to provide after-test support to those physicians requesting consultation. We believe our average three day turn-around times on oncology-related cytogenetics tests is among the best in the industry and is helping to increase the usage patterns of cytogenetics tests by our referring oncologists and hematopathologists. Based on anecdotal information, we believe that most competing cytogenetics labs typically have
7-21 day turn-around times on average. Traditionally, longer turn-around times for cytogenetics tests have resulted in fewer tests being ordered since there is an increased chance that the test results will not be returned within an acceptable diagnostic window when other adjunctive diagnostic test results are available. We believe our average three day turn-around times is resulting in our referring physicians requesting more of our testing services in order to augment or confirm other diagnostic tests, thereby giving us a significant competitive advantage in marketing our services against those of other competing laboratories.

The cytogenetics and molecular biology testing markets in general are seasonal and the volumes of such tests tend to decline somewhat in the summer months as referring physicians and their patients are vacationing. In southern Florida, currently our primary referral market for lab tests, this seasonality is further exacerbated because a meaningful percentage of the population returns to homes in the Northern U.S. to avoid the hot summer months. We estimate that our growth rates during the second and third quarter of each year will be somewhat impacted by these seasonality factors.

The following discussion and analysis should be read in conjunction with the financial statements for the three and six months ended June 30, 2003, included with this Form 10-QSB. Readers are also referred to the cautionary statement, which addresses forward-looking statements made by us.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements for the fiscal year ended December 31, 2002 included in our Form 10-KSB. We have consistently applied these policies in all material respects. At this stage of our development, these policies primarily address matters of revenue and expense recognition. Management does not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Results of Operations for the Three Months ended June 30, 2003 as Compared to the Three Months ended June 30, 2002

During the three months ended June 30, 2003, we generated revenues and costs of revenues of approximately $73,000 and $111,200, respectively, and we incurred a gross margin deficit of approximately $38,200, a 39% improvement over the gross margin deficit of $62,400 reported for the three months ended June 30, 2002.
This improvement is primarily attributable to our increase in testing volumes.
We believe our gross margin will continue to improve as we add more testing volume to our business. Since we did not begin laboratory testing operations until May 2002, and testing volumes were minimal in the three months ended June
30, 2002, revenue comparisons with the three months ended June 30, 2002 are not relevant. However, our revenues and cost of goods sold for the three months ending June 30, 2003, increased by approximately 4.0% and 15%, respectively, and our testing volumes increased by approximately 2.3% as compared to the three months ending March 31, 2003. During the most recent quarter, we landed several new accounts to help offset the reduction in testing volumes as a result of normal seasonality in our existing accounts and we added one additional full-time laboratory technician.

Our general and administrative expenses for the most recent quarter were approximately $91,700, which was an 86% reduction from the approximately
$674,000 of general and administrative expenses reported for the three months ended June 30, 2002. This reduction was due primarily to the elimination of certain stock based compensation as well as other cost-savings initiatives.
Interest expense for the most recent quarter was approximately $9,000, which is a 142% increase from the approximately $3,700 of interest reported for the three months ended June 30, 2002. Interest expense is primarily comprised of interest payable on advances under our Credit Facility as well as interest payable on advances from other related parties and the increase is primarily a result of our increased borrowing.

Results of Operations for the Six Months ended June 30, 2003 as Compared to the
Six Months ended June 30, 2002

During the six months ended June 30, 2003, we generated revenues and costs of revenues of approximately $143,200 and $208,200, respectively, and we incurred a gross margin deficit of approximately $65,000. Since we did not begin laboratory testing operations until May 2002, revenue and gross margin comparisons with the six months ended June 30, 2002 are not relevant.

Our general and administrative expenses for the six months ended June 30, 2003 were approximately $175,300, which was an 86% reduction from the approximately
$1,249,000 of general and administrative expenses reported for the six months ended June 30, 2002. This reduction was due primarily to the elimination of certain stock based compensation as well as other cost-savings initiatives.
Interest expense for the six months ended June 30, 2003 was approximately
$13,200, which is a 258% increase from the approximately $3,700 of interest reported for the six months ended June 30, 2002. Interest expense is primarily comprised of interest payable on advances under our Credit Facility as well as interest payable on advances from other related parties and the increase is primarily a result of our increased borrowing.

Liquidity and Capital Resources

During the six months ended June 30, 2003, our operating activities used approximately $317,200 in cash. This amount primarily represented cash used to pay general and administrative expenses associated with our operations. We also spent $14,600 on new equipment and leasehold improvements. We were able to finance operations and equipment purchases primarily through net advances and equity purchases of approximately $345,600 received from affiliates. At June 30,
2003, we had cash and cash equivalents of approximately $13,800.

On April 15, 2003, we entered into equity and debt financing agreements with
Medical Venture Partners and its principals. Under the terms of the equity agreements, affiliates of Medical Venture Partners purchased 13,927,062 shares of our commons stock for $0.01/share which resulted in net proceeds to the company of $114,271 after deducting transaction expenses of approximately
$25,000. As a result of these equity transactions, the Company experienced a change of control and Medical Venture Partners and its affiliates, in the aggregate, own approximately 75% of our outstanding common stock. Under the terms of the debt financing agreements, MVP 3, LP, a partnership controlled by
Medical Venture Partners, agreed to make available up to $1.5 million of debt financing in the form of a revolving credit facility (the "Credit Facility").

Under the terms of the Credit Facility, our advances are limited, at any given time, to the sum of i) 50% of our net property, plant and equipment; (ii) 80% of our accounts receivable that are less than 90 days old; and (iii) $500,000 that is not tied to any specific collateral. Interest under the revolving credit agreement is payable monthly at the prime rate plus 8.0%. As of June 30, 2003, we had approximately $315,000 in principal amount outstanding under the Credit
Facility.

Over the next twelve months, we plan to finance our operations through borrowings under the Credit Facility with MVP 3. While we believe that, based on our current business plan, the Credit Facility will be sufficient to finance our operations over the next twelve months, advances under this Credit Facility are limited, at any given time, based on a formula contained in the loan agreement.
There can be no assurance that we will be eligible to obtain all of our working capital funding needs from MVP 3, LP or another source. If we are unable to obtain such funding, we will be required to curtail or discontinue operations.

Capital Expenditures

We currently forecast capital expenditures for the coming year in order to execute on our business plan. We plan to fund these expenditures through borrowings under our Credit Facility with MVP 3, LP and through traditional lease financing from equipment lessors. There can be no assurance that we will be eligible to obtain all of its capital equipment funding needs from MVP 3, LP or another source. If we are unable to obtain such funding, we will be required to curtail our equipment purchases which may have an impact on our ability to generate revenues.

Staffing

We plan to increase our work force. Currently, we have five full-time and two part-time employees. We plan to add additional laboratory technicians and research scientists to assist us in handling a greater volume of tests and to perform sponsored research projects. We also plan to continue building our sales force to continue to increase our sales to customers and we intend to add personnel in the management, accounting, and administrative areas. We added six employees during 2002 and expects to add further personnel during the remainder of 2003.

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

                          PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

    NONE

Item 2.  Changes in Securities

On April 16, 2003 we issued 13,972,062 shares of our common stock to affiliates of Medical Venture Partners, LLC in exchange for $139,721 in cash. On June 30,
2003, we issued 40,000 shares of our common stock to Technology Capital Group,
LLC in satisfaction of a $2,800 finder's fee agreement for introducing the
Company to Medical Venture Partners.

The foregoing were private issuances of securities in transactions not involving a public offering and which were exempt from the registration provisions of the
Securities Act pursuant to Section 4(2) thereof. Each of these sales was made without the use of an underwriter.

Item 3.  Defaults Upon Senior Securities

    NONE

Item 4.  Submission of Matters to a Vote of Securities Holders

    NONE

Item 5.  Other Information

    NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are filed  as part of this Form 10-QSB.

     Exhibit
     Number       Description

      31          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

        The following reports on Form 8-K were filed with the SEC during the period covered by this report.

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

NeoGenomics, Inc.

By:  /s/ Michael T. Dent, M.D.                       August 11, 2003
     Michael T. Dent, M.D.
     President, Chief Medical Officer and
     Principal Accounting Officer

