Form 10QSB
period 2003-09-30
NEOGENOMICS INC
filed 2003-11-14
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934.

               For the quarterly period ended September 30, 2003.

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
incorporation or organization)

             12701 Commonwealth Drive, Suite 9, Fort Myers, FL 33913

                    (Address of principal executive offices)

                                 (239) 768-0600

              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2003.

                                   18,449,416

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                                NeoGenomics, Inc.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheet as of September 30, 2003.................. 4

        Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and the three and nine months ended September 30, 2002............................................. 5

        Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2003 and the nine months ended September 30, 2002...... 6

        Notes to Consolidated Financial Statements........................... 7

        Management's Discussion and Analysis of Financial Condition and
Item 2. Results of Operations (including cautionary statement)............... 10

Item 3. Controls and Procedures                                               15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 16
Item 2. Changes in Securities................................................ 16
Item 3. Defaults Upon Senior Securities...................................... 16
Item 4. Submission of Matters to a Vote of Securities Holders................ 16
Item 5. Other Information.................................................... 16
Item 6. Exhibits and Reports on Form 8-K..................................... 16

Signatures                                                                    17

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

                                NeoGenomics, Inc.

                        CONSOLIDATED BALANCE SHEET AS OF
                               September 30, 2003
                                   (unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
 Cash                                                    $     39,742
 Accounts receivable (net of allowance for
  doubtful accounts of $10,835)                                48,870
 Inventory                                                     13,539
 Other current assets                                           7,315
    Total current assets                                      109,466

PROPERTY AND EQUIPMENT (net of accumulated
 depreciation of $75,195)                                     374,662

TOTAL                                                    $    484,128
                                                         =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable                                        $     56,483
 Deferred revenue                                             100,000
 Accrued and other liabilities                                 57,734
   Total current liabilities                                  214,217

LONG TERM LIABILITIES:
 Due to affiliates                                            493,666

   Total Liabilities                                          707,883

STOCKHOLDERS' DEFICIT:
 Common stock, $.001 par value, 100,000,000 shares
    authorized; 18,449,416 shares issued and
    outstanding                                                18,449
 Additional paid-in capital                                 8,818,002
 Deficit accumulated during the development stage          (8,668,490)
 Deficit                                                     (391,716)
   Total stockholders' deficit                               (223,755)

TOTAL                                                    $    484,128
                                                         =============
________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
_______________________________________________________________________________________________

                                   For the         For the        For the        For the
                                 Nine-Months     Nine-Months    Three-Months   Three-Months
                                    Ended           Ended          Ended          Ended
                                Sept 30, 2003   Sept 30, 2002  Sept 30, 2003  Sept 30, 2002

REVENUE                          $   233,418    $    36,353    $    90,240    $   27,869

COST OF REVENUE                      335,634        136,762        127,418        61,033

GROSS (DEFICIT) PROFIT              (102,216)      (100,409)       (37,178)      (33,164)

OPERATING EXPENSES:
Stock based compensation                   -      1,535,748              -       491,916
General and administrative           263,730        412,522         88,390       206,207
Interest expense                      25,769          4,608         12,546           911
   Total operating expenses          289,499      1,952,878        100,936       699,034

NET INCOME (LOSS)                $  (391,715)   $(2,053,287)   $  (138,114)   $ (732,198)
                                 ============   ============   ============   ===========

NET INCOME (LOSS) PER SHARE -
Basic and Diluted                $     (0.03)   $     (0.50)   $     (0.01)   $    (0.17)
                                 ============   ============   ============   ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING -
 Basic and Diluted                13,015,319      4,138,064     18,449,416     4,287,841
                                 ============   ============   ============   ===========
_______________________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
________________________________________________________________________________________

                                                        For the            For the
                                                      Nine-Months        Nine-Months
                                                         Ended              Ended
                                                     Sept 30, 2003      Sept 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $ (391,715)       $(2,053,287)
 Adjustments to reconcile net loss to net cash
  provided by(used in) operating activities:
   Depreciation                                           36,831             31,504
   Amortization of deferred stock compensation                 -          1,475,748
   Stock-based compensation and consulting                     -            176,769
   Provision for bad debts                                12,299                710
   Non-cash expenses                                      30,346              2,075

 Changes in assets and liabilities, net:
  (Increase) decrease in accounts receivables,
    net of write-offs                                    (21,088)           (31,592)
  (Increase) decrease in inventory                         5,767            (16,347)
  (Increase) decrease in pre-paid expenses                (7,315)                 -
  (Increase) decrease in other receivables                 2,000                  -
  (Increase) decrease in deposits                          3,916             (2,616)
  Increase (decrease) in due to bank                     (13,518)                 -
  Increase (decrease) in deferred revenues                     -                  -
  Increase (decrease) in accounts payable and
    other liabilities                                    (54,428)           126,671

 NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES    (396,905)          (290,365)

CASH FLOWS FROM INVESTING ACTIVITIES-
  Purchases of property and equipment                    (28,958)          (338,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliates, net                          351,334            575,529
  Issuances of common stock, net of transaction
      expenses                                           114,271                  -

   NET CASH PROVIDED BY FINANCING ACTIVITIES             465,605            575,529

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      39,742            (53,653)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 -             77,216

CASH AND CASH EQUIVALENTS, END OF PERIOD              $   39,742        $    23,563
                                                      ===========       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                      $    3,695        $       643
                                                      ===========       ============
   Income taxes paid                                  $        -        $         -
                                                      ===========       ============
________________________________________________________________________________________

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

On April 4, 2003, we amended our articles of incorporation to (1) effect a one-for-100 reverse split of our common stock, (2) reduce the authorized number of common shares from 500,000,000 to 100,000,000, and (3) authorize 10,000,000 shares of preferred stock for future issuance, with such terms, restrictions and limitations as may be established by the Board of Directors.

As a result of the above, all references to the number of shares and par value in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the April 2003 reverse stock split as though it had been completed as of June 1, 2001.

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2002 contained in our Form 10-KSB.

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

NOTE B - GOING CONCERN

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since our inception, and have experienced and continue to experience negative operating margins and negative cash flows from operations. In addition, we expect to have ongoing requirements for substantial additional capital investment to implement our business plan. Since our inception, our operations have been funded through private equity and debt, and we expect to continue to seek additional funding through private or public equity and debt. As discussed in Note D, in connection with this matter, in April 2003, we secured a commitment from a related entity to provide us with $1.5 million of debt financing in the form of a revolving credit facility (the "Credit Facility"). In addition, we recently moved to a larger laboratory facility and are still in the process of ramping up our operations in order to perform a greater number of cytogenetics and molecular biology tests, which we expect will lead to an increase in revenues. However, there can be no assurance that we will be successful in these efforts, or that the Credit Facility will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

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

NOTE D - FINANCING TRANSACTION

On April 15, 2003, we entered into equity and debt financing agreements with
Medical Venture Partners and its principals. Under the terms of the equity agreements, affiliates of Medical Venture Partners purchased 13,927,062 shares of our common stock for $0.01/share which resulted in net proceeds to the company of $114,271 after deducting transaction expenses of approximately
$25,000. As a result of these equity transactions, the Company experienced a change of control and Medical Venture Partners and its affiliates, in the aggregate, own approximately 75% of our outstanding common stock. Under the terms of the debt financing agreements, MVP 3, LP, a partnership controlled by
Medical Venture Partners, agreed to make available up to $1.5 million of debt financing in the form of a revolving credit facility (the "Credit Facility").

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

NOTE E - SUBSEQUENT EVENTS

On October 14, 2003, shareholders controlling approximately 89% of the Company's common stock determined the following by way of written consent:

o To elect John E. Elliott, Steven C. Jones and Lawrence R. Kuhnert to the
  Company's Board of Directors to hold office until the next annual meeting of shareholders;
o To re-elect Michael T. Dent, M.D. and Kevin J. Lindheim as Directors to
  hold office until the next annual meeting of shareholders; and
o To approve the Company's 2003 Equity Incentive Plan.

On October 14, 2003, during a meeting of the Company's Board of Directors, the
Company adopted the following resolutions, among others:

o Thomas H. White was elected to the position of Chief Executive Officer, effective October 20, 2003, and an employment agreement with Mr. White was approved that specifies an annual salary for Mr. White of $100,000; and
o Michael T. Dent was elected to the position of Chairman of the Board; and
o The Company's 2004 Equity Incentive Plan was approved and adopted, and
  2,000,000 shares of common stock were reserved for issuance of stock awards thereunder (together with a formula for increasing that amount as necessary).

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

NeoGenomics, Inc. operates a medical testing laboratory and research facility based in Fort Myers, Florida that is targeting the rapidly growing genetic and molecular testing segment of the medical laboratory market. Our common stock is listed on the NASDAQ Bulletin Board (OTCBB) under the symbol "NGNM." Our business plan features two concurrent objectives:

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
Both cytogenetics and molecular biology have become important and accurate diagnostic tools over the last five years and new tests are being developed rapidly, thus this market segment is expanding rapidly. Genetic/molecular testing requires very specialized equipment and credentialed individuals
(typically PhD level) to certify the results. As a result of the sophistication involved in performing these tests, we believe that genetic/molecular testing typically has the highest average revenue/test of the medical laboratory sub segments.

Comparison of the Medical Testing Laboratory Market Segments:
____________________________________________________________________________________________________________________

           Attributes                      Clinical               Anatomic Pathology           Genetic/Molecular
      Testing Performed On               Blood, Urine                Tissue/cells                Chromosomes/

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
____________________________________________________________________________________________________________________

Source: Research Analysts and Company Estimates

We compete in the marketplace based on the quality and accuracy of our test results, our turn-around times and our ability to provide after-test support to those physicians requesting consultation. We believe our average three day turn-around times on oncology-related cytogenetics tests is among the best in the industry and is helping to increase the usage patterns of cytogenetics tests by our referring oncologists and hematopathologists. Based on anecdotal information, we believe that most competing cytogenetics labs typically have
7-21 day turn-around times on average. Traditionally, longer turn-around times for cytogenetics tests have resulted in fewer tests being ordered since there is an increased chance that the test results will not be returned within an acceptable diagnostic window when other adjunctive diagnostic test results are available. We believe our turn-around times are resulting in our referring physicians requesting more of our testing services in order to augment or confirm other diagnostic tests, thereby giving us a significant competitive advantage in marketing our services against those of other competing laboratories.

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

The following discussion and analysis should be read in conjunction with the financial statements for the three and nine months ended September 30, 2003, included with this Form 10-QSB. Readers are also referred to the cautionary statement, which addresses forward-looking statements made by us.

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

Results of Operations for the Three Months ended September 30, 2003 as Compared to the Three Months ended September 30, 2002

During the three months ended September 30, 2003, we generated revenues and costs of revenues of approximately $90,000 and $127,000, respectively, versus revenues and costs of revenues of approximately $28,000 and $61,000, respectively for the three months ended September 30, 2002. This resulted in a gross margin deficit of approximately $37,000 for the three months ended
September 30, 2003, which is a 12% increase over the gross margin deficit of
$33,000 reported for the three months ended September 30, 2002. This change is primarily attributable to costs associated with moving to a new laboratory facility in August 2003 and costs of additional laboratory personnel required to handle the substantial increase in testing volumes versus the three months ended
September 30, 2002. We believe our gross margin will continue to improve as we perform more tests. During the most recent quarter, we further increased our penetration into existing referral sources for cytogentics tests and added a number of new referral sources, which helped to offset the historical reduction in testing volumes attributable to seasonality issues associated with our geographic market.

Our operating expenses for the most recent quarter were approximately $101,000, which was an 86% reduction from the approximately $699,000 of operating expenses reported for the three months ended September 30, 2002. This reduction was primarily due to the elimination of certain stock based compensation as well as other cost-savings initiatives. Interest expense for the most recent quarter was approximately $13,000, compared to approximately $1,000 of interest reported for the three months ended September 30, 2002. Interest expense is primarily comprised of interest payable on advances under our Credit Facility as well as interest payable on advances from other related parties and the increase is primarily a result of our increased borrowing.

Results of Operations for the Nine Months ended September 30, 2003 as Compared to the Nine Months ended September 30, 2002

During the nine months ended September 30, 2003, we generated revenues and costs of revenues of approximately $233,000 and $336,000, respectively, versus revenues and costs of revenues of approximately $36,000 and $137,000, respectively, for the nine months ended September 30, 2002. This resulted in a gross margin deficit of approximately $102,000 for the nine months ended
September 30, 2003, which is a 2% increase over the gross margin deficit of approximately $100,000 reported for the three months ended September 30, 2002.
Since we did not begin laboratory testing operations until May 2002, revenue and gross margin comparisons with the nine months ended September 30, 2002 are not relevant.

Our operating expenses for the nine months ended September 30, 2003 were approximately $289,000, which was an 85% reduction from the approximately
$1,953,000 of operating expenses reported for the nine months ended September
30, 2002. This reduction was primarily due to the elimination of certain stock based compensation as well as other cost-savings initiatives. Interest expense for the nine months ended September 30, 2003 was approximately $26,000, compared to approximately $5,000 of interest reported for the nine months ended September

30, 2002. Interest expense is primarily comprised of interest payable on advances under our Credit Facility as well as interest payable on advances from other related parties and the increase is primarily a result of our increased borrowing.

Liquidity and Capital Resources

During the nine months ended September 30, 2003, our operating activities used approximately $397,000 in cash. This amount primarily represented cash used to pay general and administrative expenses associated with our operations. We also spent approximately $29,000 on new equipment and leasehold improvements. We were able to finance operations and equipment purchases primarily through the sale of equity securities to affiliates and net advances under our Credit Facility, which together provided approximately $466,000 over the nine month period ended
September 30, 2003. At September 30, 2003, we had cash and cash equivalents of approximately $40,000.

On April 15, 2003, we entered into equity and debt financing agreements with
Medical Venture Partners and its principals. Under the terms of the equity agreements, affiliates of Medical Venture Partners purchased 13,927,062 shares of our common stock for $0.01 per share which resulted in net proceeds to the company of $114,271 after deducting transaction expenses of approximately
$25,000. As a result of these equity transactions, the Company experienced a change of control and Medical Venture Partners and its affiliates, in the aggregate, own approximately 75% of our outstanding common stock. Under the terms of the debt financing agreements, MVP 3, LP, a partnership controlled by
Medical Venture Partners, agreed to make available up to $1.5 million of debt financing in the form of a revolving credit facility (the "Credit Facility").

Under the terms of the Credit Facility, our advances are limited, at any given time, to the sum of i) 50% of our net property, plant and equipment; (ii) 80% of our accounts receivable that are less than 90 days old; and (iii) $500,000 that is not tied to any specific collateral. Interest under the revolving credit agreement is payable monthly at the prime rate plus 8.0%. As of September 30,
2003, we had approximately $435,000 in principal amount outstanding under the
Credit Facility.

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

Capital Expenditures

We currently forecast capital expenditures for the coming year in order to execute on our business plan. We plan to fund these expenditures through borrowings under our Credit Facility with MVP 3, LP and through traditional lease financing from equipment lessors. There can be no assurance that we will be eligible to obtain all of our capital equipment funding needs from MVP 3, LP or another source. If we are unable to obtain such funding, we will be required to curtail our equipment purchases, which may have an impact on our ability to generate revenues.

Staffing

We plan to increase our work force. Currently, we have six full-time and two part-time employees. We plan to add additional laboratory technicians and research scientists to assist us in handling a greater volume of tests and to perform sponsored research projects. In addition, we intend to continue building our sales force in an effort to sustain our sales growth, as well as add personnel in management, accounting, and administrative functions.

Item 3 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive and Principle Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive and Principle Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

    NONE

Item 2. Changes in Securities

On October 14, 2003, we granted options to purchase 1,000,000 shares of common stock to certain officers and directors of the Company, pursuant to a board resolution duly adopted by the Board of Directors.

Item 3. Defaults Upon Senior Securities

    NONE

Item 4. Submission of Matters to a Vote of Securities Holders

    NONE

Item 5. Other Information

    NONE

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are filed as part of this Form 10-QSB.

      Exhibit
      Number       Description

      3.2.1        Amended and Restated By-Laws of the Company, dated October 14, 2003.

      10.24        The NeoGenomics 2004 Equity Incentive Plan.

      10.25        Employment Agreement between NeoGenomics, Inc and Thomas H. White, dated October 15, 2003.

      31.1         Certification of NeoGenomics,  Inc. Chief Executive and Principal
                   Financial  Officer,  Thomas H. White, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1         Certification of NeoGenomics,  Inc. Chief Executive and Principal
                   Financial  Officer,  Thomas H. White, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed with the SEC during the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NEOGENOMICS, INC.

    Date:   November 14, 2003                  /s/ Thomas H. White
                                                   Thomas H. White
                                                   Chief Executive and
                                                   Principle Financial Officer