Form 10KSB
period 2003-12-31
NEOGENOMICS INC
filed 2004-02-24
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                                   FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                      For the Year Ended December 31, 2003

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
                     Address of Principal Executive Offices:

                                 (239) 768-0600
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

The issuer's revenues for the most recent fiscal year were approximately $370,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 9, 2004 was approximately $567,805 (Based on 2,027,875 shares held by non-affiliates and a closing share price of $0.28/share on
February 9, 2004). Shares of common stock held by each officer and director and by each person who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       As of February 9, 2004, 18,449,416 common shares were outstanding.

                   Documents Incorporated By Reference - NONE

            Transitional small business disclosure format. _ Yes X No

                                     PART I

FORWARD-LOOKING STATEMENTS

        This Form 10-KSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act, as amended; Section 21E of the Securities
Exchange Act of 1934; and the Private Securities Litigation Reform Act of 1995.
The words "may", "would", "could", "will", "expect", "estimate", "anticipate",
"believe", "intend", "plan", "goal", and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii)
our financing opportunities and plans; (iii) our ability to attract customers to generate revenues, (iv) market and other trends affecting our future financial condition or results of operations; (v) our growth strategy and operating strategy; and (vi) the declaration and payment of dividends.

        Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception, and have experienced and continue to experience negative operating margins and negative cash flows from operations (see Note B to our consolidated financial statements); (ii) any material inability of us to successfully internally develop our products; (iii) any adverse effect or limitations caused by governmental regulations; (iv) any adverse effect on our cash flow or on our ability to obtain acceptable financing in connection with our growth plans; (v)
any increased competition in our business; (vi) any inability of us to successfully conduct our business in new markets; and (vii) other risks including those identified in our filings with the Securities and Exchange
Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-KSB to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

        NeoGenomics, Inc., a Nevada corporation (referred to individually as the
"Parent Company" or collectively with all of its subsidiaries as the "Company"
in this Form 10-KSB) is the registrant for SEC reporting purposes and was originally incorporated as American Communications, Enterprises, Inc. in October
1998. In November 2001, following a reverse acquisition of NeoGenomics, Inc, a
Florida company (referred to as "NeoGenomics" or the "Operating Subsidiary" in
this Form 10-KSB), the registrant changed its name to NeoGenomics, Inc. as well.
All share references in this Form 10-KSB have been adjusted to reflect a 1:100 reverse stock split which was effected by the Company on April 16, 2003. Also, because this was a reverse acquisition, the Operating Subsidiary is considered to have acquired the Parent Company for financial reporting purposes. Thus, all consolidated financial information includes the accounts of the Operating
Subsidiary since its inception on June 2, 2001 and the accounts of the Parent
Company since the reverse acquisition on November 14, 2001.

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
                                                                                             Molecular Geneticist
       Level of Automation                   High                        None                      Moderate
      Diagnostic in Nature                Usually Not                    Yes                          Yes
    Types of Diseases Tested             Many Possible                  Cancer                  Rapidly Growing
    Estimated Revenue/Test(1)            $5 - $35/Test             $25 - $500/Test            $200 - $1,000/Test
    Estimated Size of Market           $25 - $30 Billion         $6.0 - $7.0 Billion          $1.0 - $2.0 Billion
 Estimated Annual Growth Rate of
             Market                        4.0 -5.0%                  6.0 - 7.0%                  25.0 - 40+%

Source:   Research Analysts and Company Estimates
(1) Estimated Revenue/Test is for the technical component of such tests and does not include revenue for the professional component or interpretation of such tests.

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

        Pursuant to the reverse acquisition, we entered into a Plan of Exchange with NeoGenomics, Tampa Bay Financial, Inc. ("TBF") and Michael T. Dent, M.D.,
the founder of NeoGenomics ("Dr. Dent"). As part of this Plan of Exchange, TBF agreed, among other things, to purchase 450,000 shares of the Company's common stock for a price of $3.333 cents per share, or a total of $1,500,000, payable upon the achievement of certain milestones.

        On May 16, 2002, the Company, Dr. Dent and Tampa Bay Financial entered into a letter agreement amending the terms of the Plan of Exchange and certain of the related documents (collectively referred to as the "Modification Agreement").
Under the terms of the Modification Agreement, the parties agreed, among other things, to restructure TBF's remaining stock purchases of 360,000 shares at a price of $3.333 per share, or an aggregate price of $1.2 million, so that it was payable in 12 equal installments over a period of 12 months commencing on June
15, 2002.

        During the Fall of 2002, TBF failed to provide the agreed upon funding at the times and in the amounts set forth in the Modification Agreement. As a result the Company was unable to implement important parts of its business plan and encountered severe liquidity problems. To assist the Company, Dr. Dent arranged for his Medical practice to advance approximately $117,000 to the
Company and he further agreed to defer all of his salary.

        On November 25, 2002, the Company notified TBF that it was in breach of its obligations under the Plan of Exchange and Modification Agreement due to TBF's
failure to provide the Company with $100,000 of funding due on October 15, 2002 and an additional $100,000 of funding due on November 15, 2002. The Company also immediately began to seek a new source of funding. In late December 2002, the
Company's Board of Director's, based on feedback from funding sources, determined that it would be infeasible to attract the amount of capital needed for the Company's business plan unless it formally terminated its relationship with TBF and secured a full release of all of its obligations thereunder, and specifically its obligations to TBF with respect to TBF's right of first refusal to purchase securities at a 50% discount to the price paid by any third parties, and the Company's restriction on effecting a reverse stock split.

        On December 23, 2002, the Company and TBF agreed to formally terminate all of their agreements with one another in order to facilitate attracting new capital to the Company and Carl L. Smith, an affiliate of TBF, resigned from the
Company's Board of Directors. As part of this termination agreement the Company and TBF fully released one another from any claims arising out of any breaches of the Plan of Exchange or the Modification Agreement.

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
In addition, Medical Venture Partners required the Company to undertake a
1-for-100 reverse stock split. The reverse stock split became effective on April
16, 2003 and all share references in this Form 10-KSB have been adjusted to reflect this stock split.

Business of NeoGenomics

Services

        We operate a medical testing and research laboratory located in Fort Myers,
Florida. We provide genetic and molecular testing services for the following purposes:

        o To find out if a person is a carrier for a certain disease.

        o To learn if a person has an inherited predisposition to a certain disease, like breast or ovarian cancer (also known as
          susceptibility testing).

        o To help expecting parents know whether their unborn child will have a genetic disease or disorder (prenatal testing).

        o To confirm diagnosis of certain diseases or disorders (for example, Leukemia and Down's Syndrome).

        We currently offer three types of services: cytogenetics testing, molecular biology testing and sponsored research services:

        Cytogenetics Testing. Cytogenetics testing is routinely used to identify genetic abnormalities in pregnancy, as well as hematologic cancers. Most of our cytogenetics testing is chromosome analysis done through a process called karyotyping, which is an analysis of the chromosomes in a single cell from one individual). Currently, we offer the following types of cytogenetics tests, each of which is performed on different types of biological samples: bone marrow tests to assist in the diagnosis of leukemia and lymphoma, amniocentesis tests to assist in the diagnosis of prenatal genetic anomalies such as Down's syndrome, products of conception tests to assist in determining the causes of miscarriage during pregnancy, and various other specialty tests.

        We believe that historically cytogenetics testing by large national laboratories and other competitors has taken anywhere from 7-21 days on average to obtain a complete diagnostic report. We believe that as a result of this, many practitioners have refrained from ordering such tests because the results traditionally were not returned within an acceptable diagnostic window. We have designed our business operations in order to complete our cytogenetics tests for most types of biological samples and produce a complete diagnostic report and make it available electronically within 2-3 days. We believe these turnaround times are among the best in the industry. Furthermore, we believe that as we continue to demonstrate these turnaround times to customers and the awareness of the benefits of cytogenetics testing continues to increase, more and more practitioners will incorporate cytogenetics testing into their diagnostic regimes and thus drive incremental growth in our business.

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

        Sponsored Research. Our research initiatives are currently focused on the underlying genetic causes of female diseases. Cancers and other diseases of the ovary, uterus, cervix, and breast all have an underlying genetic basis.
Identifying the genetic sequences unique to these diseases will allow us to develop tests to identify which individuals are at increased genetic risk of developing these diseases. We plan to collaborate with pharmaceutical and other healthcare companies to develop intellectual property that can be a source of revenue. In addition, we hope to develop proprietary tests that will allow for accurate screening and early detection of various female and other genetic diseases.

        In order to facilitate our research initiatives, we have formed alliances with Naples Women's Center, Naples Community Hospital, and Florida Gynecologic
Oncology for the purpose of collecting blood and tissue study samples. We expect to begin collecting these samples during 2004 at no charge to the Company through an informed consent process with each patient. Naples Women's Center is a medical practice controlled by Dr. Michael Dent, our President and currently has over 8,000 active patients.

        We plan to use these samples to compile a genetic database which ultimately will link phenotypic (medical history) data with patients' genetic material. We plan to use this information as a resource for our ongoing research projects as well as in the bio/genetic-informatics arena. We believe that our collection of genetic samples and our genetic database will be a significant attraction for companies that are desirous of studying the underlying causes of disease. We expect to protect our genetic database, as well as any future testing methodology discovered in order to sell the proprietary rights to such information and tests to various other research and clinical laboratories and pharmaceutical companies.

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

        Bio-markers are unique sequences of proteins which categorically indicate the presence of a disease condition and provide a mechanism for measuring the severity of the condition. In the event we are able to discover this bio-marker, we believe that we can develop a test that will verify and quantify the pre-eclampsia disease state. We believe such a test would have a potentially wide application for obstetricians and gynecologists worldwide to help them determine when to optimally induce labor for pre-eclamptic mothers and thereby reduce the risk of death to both mother and baby. We have purchased a protein chip mass spectrometer to facilitate our discovery of potential proteins that may be associated with the disease. We expect to have completed this project over the next twelve to eighteen months.

Target Markets and Customers

        We have initially targeted all oncologists in southern and central Florida that perform bone marrow sampling. In addition, we are currently servicing a few select obstetricians that perform amniocentesis testing. We expect to continue to expand our client base in this area over the next six months and to gradually expand our market presence into northern Florida. Within this geography, we currently serve the following types of testing markets:

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

        The Company currently offers cytogenetics testing and flow cytometry testing; however, flow cytometry is currently performed on an outsourced basis.
We plan to acquire the equipment and hire the personnel to bring flow cytometry in house sometime during the first half of 2004. Management believes that by offering both of these tests together as a bundled product while maintaining its industry leading turnaround times, the Company can significantly increase its testing volumes and its average revenue per case. Management estimates that flow cytometry tests are performed on approximately 2-3 times as many bone marrow samples as are cytogenetics tests. Furthermore, we believe that many of the local oncologists that send samples to us for cytogenetics testing would welcome the convenience of having a local laboratory perform both types of tests. Thus we believe that by offering flow cytometry we can derive significant increases in our testing volumes through our existing customer base, thereby affording the
Company significant synergies and efficiencies in our sales and marketing process.

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
In fact, as part of the Company's planned research initiatives, we are exploring whether to conduct research in support of developing a non-invasive amniocentesis test, which we believe could virtually eliminate miscarriage as a result of this type of test.

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

Distribution Methods

        The Company performs all of its genetic testing at its clinical laboratory facility located in Fort Myers, Florida, and then produces a report for the requesting practitioner. The Company currently out sources all of its molecular biology testing to third parties, but expects to begin bringing some of this testing in-house during the coming year.

Competition

        We are engaged in segments of the medical testing laboratory industry that are competitive. Competitive factors in the genetic and molecular biology testing business generally include reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting and timeliness of delivery of completed reports.

        Our competitors in the United States are numerous and include major medical testing laboratories and biotechnology research companies. Some of these competitors have more extensive research and development, regulatory, and production capabilities. Some competitors have greater financial resources.
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

        Currently there are no other cytogenetics and molecular biology testing facilities in the Southwest Florida region. Most large labs currently have their customers in this area send their samples via an express mail service to regional centers, which can be as far away as California. We expect to gain a significant market presence in the Southwest Florida region by offering faster turnaround times due to the proximity to our customers and high-quality test reports. In addition, we are developing a fully integrated and interactive web site that will enable us to report real time results to customers in a secure environment.

Suppliers

        The Company orders its laboratory and research supplies from large national laboratory supply companies such as Fisher Scientific, Inc. and Physicians Sales and Service Corp. and does not believe any disruption from any one supplier would have a material effect on its business.

Dependence on Major Customers

        We currently market our services to major hospitals and doctor's practices in southern and central Florida. During 2003, we performed 825 individual cytogenetics and molecular biology tests. Approximately 90% or 739 of these tests were performed on bone marrow specimens. In addition, approximately 26% of our total tests were ordered by Doctors with patients in the Naples Community
Hospital system. In the event the Naples Community Hospital system started offering a competing cytogenetics test capability in-house that could match our industry leading turnaround times at a competitive price, we would potentially lose a significant percentage of our revenues.

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
The OIG reviewed the industry's use of one fee schedule for physicians and other professional accounts and another fee schedule for patients/third-party payers, including Medicare, in billing for testing services, and focused specifically on the pricing differential when profiles (or established groups of tests) are ordered.

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

        We will seek to structure our arrangements with physicians and other customers to be in compliance with the anti-kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel. However, we are unable to predict how these laws will be applied in the future, and no assurances can be given that the arrangements into which we enter will not become subject to scrutiny thereunder.

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

        We also may perform some testing services using reagents, known as analyte specific reagents ("ASRs"), purchased from companies in bulk rather than as part of a test kit. In November 1997, the FDA issued a new regulation placing restrictions on the sale, distribution, labeling and use of ASRs. Most ASRs are treated by the FDA as low risk devices, requiring the manufacturer to register with the agency, list it's ASRs (and any other devices), conform to good manufacturing practice requirements, and comply with medical device reporting of adverse events.

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

Number of Employees

        As of February 23, 2004, we had ten employees, of which eight were full-time employees. Our President and a billing manager serve on a part-time basis. Unions represent none of our employees and we believe our employee relations are good.

ITEM 2. PROPERTIES

        Our laboratory and executive offices are located in a 5,200 square foot facility at 12701 Commonwealth Drive, Suite 9, Fort Myers, FL 33913. We lease this space from an unaffiliated third party under a three year lease agreement on a month to month basis at a cost of approximately $6,000/month.

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

    QUARTER                     HIGH BID                           LOW BID

1st Quarter 2002                 $2.50                              $0.90
2nd Quarter 2002                 $2.00                              $0.90
3rd Quarter 2002                 $1.40                              $0.70
4th Quarter 2002                 $1.50                              $0.60

1st Quarter 2003                 $1.00                              $0.35
2nd Quarter 2003                 $0.55                              $0.04
3rd Quarter 2003                 $0.10                              $0.06
4th Quarter 2003                 $0.13                              $0.045

        The above table is based on over-the-counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction. All historical data was obtained from the BigCharts.com web site.

        As of February 4, 2004 there were 352 stockholders of record of the common stock. We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth and therefore, do not anticipate paying any cash dividends in the foreseeable future.

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
These transactions involved the issuance of unregistered stock to accredited investors in transactions that we believed were exempt from registration under
Rule 506 promulgated under the Securities Act of 1933.

        In June 2003, we issued 40,000 shares of common stock to Technology Capital
Group, Inc. in satisfaction of a finder's fee agreement. The transaction involved the issuance of unregistered stock to a single sophisticated investor in a transaction that we believed was exempt from registration under Section
4(2) of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans(a)

                                 Number of securities to be     Weighted average exercise
                                  issued upon exercise of          price of outstanding      Number of securities
                               outstanding options, warrants      options, warrants and       remaining available
       Plan Category                      and rights                       rights             for future issuance

Equity compensation plans
approved by security holders              1,100,000                        $0.07                     900,000

Equity compensation plans
not approved by security
holders                                      N/A                            N/A                       None

                       Total              1,100,000                         N/A                      900,000

(a)  Currently,  the  Company's  2003 Equity  Incentive  Plan is the only equity compensation plan in effect.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Overview.

        The following discussion should be read in conjunction with the financial statements for the period ended December 31, 2003 included with this Form
10-KSB.

        Information prior to November 14, 2001 (the date of the reverse acquisition) related to our predecessor entity, American Communications
Enterprises, Inc. ("ACE"), has been omitted. ACE was formed in 1998 for the purpose of operating radio stations and businesses within the communications industry. ACE later changed its focus to genomics, which included acquiring
NeoGenomics, Inc. ("NeoGenomics"), a private company desiring to become public, in a reverse acquisition in November 2001. From a legal perspective, ACE was the surviving company and thus continues its public reporting obligations. However, from an accounting perspective, NeoGenomics acquired ACE. Therefore, all financial information presented in this 10-KSB includes NeoGenomics' standalone results from the period June 1, 2001 (date of incorporation) to November 13,

2001 and the combined companies' results from November 2001 to December 31,
2003.

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

Results of Operations for the twelve months ended December 31, 2003 as compared to the twelve months ended December 31, 2002

        During the twelve months ended December 31, 2003, our revenues increased approximately 298% to $370,000 from $93,000 during the twelve months ended
December 31, 2002, primarily as a result of attracting new customers to our services and increasing the volume of services sold to existing customers.
During 2003, our cost of revenue increased approximately 154% to $482,000 from
$190,000 in 2002 primarily as a result of additional costs associated with hiring more laboratory personnel to support our increased testing volumes as well as increased costs as a result of moving to a larger laboratory facility.
This resulted in a gross margin deficit of approximately $112,000 in 2003 versus a gross margin deficit of approximately $96,000 for 2002. In percentage terms, our gross margin deficit decreased from negative 103% of revenue in 2002 to negative 30% of revenue in 2003. We expect our gross margin to improve significantly and turn positive in 2004 as our sales continue to increase and we begin to experience the benefit of economies of scale on our costs.

        During 2003, our general and administrative expenses decreased by approximately 21% to $383,000 from approximately $482,000 in 2002, primarily as a result of lower personnel expenses and other cost cutting measures. General and administrative expenses include all of our overhead and technology expenses as well as the cost of our management and sales personnel. Interest expense increased approximately 486% during 2003 to $41,000 from $7,000 in 2002.
Interest expense is mainly comprised of interest payable on advances from Naples
Women's Center, a company owned by our president as well on interest payable on our credit facility from MVP 3, LP.

        As a result of the foregoing, our net loss decreased by 9% or $55,000 to negative $536,000 in 2003 from negative $591,000 in 2002.

        We commenced our genetics and molecular biology testing operations in May
2002. Between May 1, 2002 and December 31, 2002, our average revenue per test was approximately $435. During the twelve months ended December 31, 2003, our average revenue per test increased by 3% to approximately $448. Revenues per test are a function of both the nature of the test and the payer (Medicare,
Medicaid, third party insurer, institutional client etc.). Our policy is to record as revenue the amounts that we expect to collect based on published or contracted amounts and/or prior experience with the payer. We have established a reserve for uncollectible amounts based on estimates of what we will collect from a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) co-payments directly from patients, and c) those procedures that are not covered by insurance or other third party payer. On December 31, 2003, our
Allowance for Doubtful Accounts reserve was $3,770.

Liquidity and Capital Resources

        During the twelve months ended December 31, 2003, our operating activities used approximately $532,000 in cash. This amount primarily represented cash used to pay the expenses associated with our operations as well as fund our working capital needs. We also spent approximately $63,000 on new equipment. We were able to finance operations and equipment purchases primarily through net advances on our Credit Facility of approximately $506,000 and equity sales to affiliates, net of transaction expenses, of approximately $114,000. At December
31, 2003, we had cash or cash equivalents of approximately $25,000.

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

        Under the terms of the Credit Facility, our advances are limited, at any given time, to the sum of i) 50% of our net property, plant and equipment; (ii)
80% of our accounts receivable that are less than 90 days old; and (iii)
$500,000 that is not tied to any specific collateral. Interest under the revolving credit agreement is payable monthly at the prime rate plus 8.0%. As of
December 31, 2003, we had approximately $590,000 in principal amount outstanding under the Credit Facility.

        At the present time, we have very limited cash resources. We do not anticipate that we will generate significant cash flow from operating activities until late 2004. As a result, we anticipate that we will require additional working capital financing during the next 12 months in order to meet our working capital requirements during this period. We currently plan to finance our operations through borrowings under our revolving credit facility with MVP 3.
Advances under this revolving credit facility are limited, at any given time, based on a formula contained in the loan agreement. There can be no assurance that the Company will be eligible to obtain all of its working capital funding needs from MVP 3, LP or another source. If the Company is unable to obtain such funding, the Company will be required to curtail or discontinue operations.

Capital Expenditures

        We currently forecast capital expenditures for the coming year in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business we are generating and the availability of adequate financing for such capital expenditures. We plan to fund these expenditures through borrowings under our Credit Facility with MVP 3,
LP and through traditional lease financing from equipment lessors. There can be no assurance that we will be eligible to obtain all of our capital equipment funding needs from MVP 3, LP or another source. If we are unable to obtain such funding, we will be required to curtail our equipment purchases, which may have an impact on our ability to generate revenues.

Staffing

        Currently, we have seven full-time and three part-time employees. During
2004, We plan to add additional laboratory technicians and research scientists to assist us in handling a greater volume of tests and to perform sponsored research projects. In addition, we intend to continue building our sales force in an effort to sustain our sales growth, as well as add personnel in management, accounting, and administrative functions. The number of such additional personnel and their salaries will be determined by the volume of business we are generating and the availability of adequate financial resources to pay the salaries of such personnel.

ITEM 7. FINANCIAL STATEMENTS

                                NEOGENOMICS, INC.

                     Consolidated Financial Statements as of
                    December 31, 2003 and for the years ended
                         December 31, 2003 and 2002 and
                          Independent Auditors' Report

                                TABLE OF CONTENTS

________________________________________________________________________________

                                                                        Page
Independent Auditors' Report                                             22

Consolidated Financial Statements:

Balance Sheet as of December 31, 2003.                                   23

Statements of Operations for the years ended December 31, 2003
   and 2002.                                                             24

Statements of Stockholders' Equity (Deficit) for the years ended
   December 31, 2003 and 2002.                                           25

Statements of Cash Flows for the years ended December 31, 2003
   and 2002.                                                             26

Notes to Financial Statements                                            27

________________________________________________________________________________

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and stockholders of NeoGenomics, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheet of NeoGenomics, Inc.
and subsidiary  (collectively  the "Company"),  as of December 31, 2003, and the
related  consolidated  statements of operations,  stockholders' equity (deficit)
and cash flows for the years ended December 31, 2003 and 2002.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of the Company as of December 31,
2003,  and the results of its  operations and its cash flows for the years ended
December 31, 2003 and 2002, in conformity with accounting  principles  generally accepted in the United States of America.

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

Kingery, Crouse & Hohl, P.A.

February 23, 2004
Tampa, FL

                                NEOGENOMICS, INC.

               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
  Cash                                                          $    25,051
  Accounts receivable (net of allowance for doubtful
    accounts of $3,770)                                              63,861
  Inventory                                                          10,593
  Other                                                               2,627
    Total current assets                                            102,132

FURNITURE AND EQUIPMENT (net of accumulated depreciation
  of $85,740)                                                       397,686

OTHER ASSETS - Deposits                                               7,221

TOTAL                                                           $   507,039
                                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                           $    70,343
     Deferred revenue                                               110,000
     Due to affiliates                                               58,666
    Accrued and other liabilities                                    45,832
          Total current liabilities                                 284,841

LONG TERM LIABILITIES - Due to affiliates                           590,000

    Total Liabilities                                               874,841

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value, (100,000,000 shares
        authorized; 18,449,416 shares issued and outstanding)        18,449
     Additional paid-in capital                                   8,818,002
     Deficit accumulated during the Development Stage            (8,668,490)
     Accumulated deficit                                           (535,763)
          Total stockholders' deficit                              (367,802)

TOTAL                                                           $   507,039
                                                                ============

________________________________________________________________________________

See notes to consolidated financial statements.

                                NEOGENOMICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
________________________________________________________________________________

                                                   2003              2002

NET REVENUE                                   $    369,972       $    93,491

COST OF REVENUE                                    481,593           189,958

GROSS MARGIN (DEFICIT)                            (111,621)          (96,467)

OTHER OPERATING EXPENSES:

Stock based compensation, net of
  option cancellations                                   -           (41,177)
General and administrative                         382,711           481,969
Research and development                                 -            46,414
Interest expense                                    41,431             6,851
   Total other operating expenses                  424,142           494,057

NET LOSS                                      $   (535,763)      $  (590,524)
                                              =============      ============

NET LOSS PER SHARE  - Basic and
   Diluted                                    $      (0.04)      $     (0.14)
                                              =============      ============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING -
   Basic and Diluted                            14,385,009         4,212,894
                                              =============      ============

________________________________________________________________________________

See notes to consolidated financial statements.

                                NEOGENOMICS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
______________________________________________________________________________________________________________________________________________________________________

                                                                                                                           Deficit
                                                                                                                          accumulated      Accumulated
                                                              Common        Common     Additional        Deferred          during the     Deficit since
                                                              Stock         Stock       Paid-In            Stock          Development      Development
                                                              Shares        Amount      Capital        Compensation          Stage            Stage           Total

BALANCES, DECEMBER 31, 2001                                  4,050,000    $  4,050    $  11,759,945    $(3,790,902)     $ (8,077,966)      $        -    $  (104,873)

Contribution of services and office space                            -           -            9,759              -                 -                -          9,759
Common stock issuances for services:
    at $1.00 per share on July 23, 2002                        138,339         138          140,276              -                 -                -        140,414
    at $1.00 per share on September 3, 2002                     38,431          38           39,569              -                 -                -         39,607
    at $1.00 per share on November 22, 2002                     45,612          46           48,953              -                 -                -         48,999
Conversion of stockholder advances:
    at $3.33 per share on June 7, 2002                          90,000          90          299,910              -                 -                -        300,000
    at $3.33 per share on August 30, 2002                       90,000          90          299,910              -                 -                -        300,000
    at $3.33 per share on November 22, 2002                     30,000          30           99,970              -                 -                -        100,000
Contribution of  stockholder advances on
       December 23, 2002                                             -           -           25,561              -                 -                -         25,561
Cancellation of stock option                                         -           -       (4,036,500)     3,790,902                 -                -       (245,598)
Adjustment for fractional shares in connection
       with reverse stock split                                    (28)          -                -              -                 -                -
Net loss                                                             -           -                -              -          (590,524)               -       (590,524)

BALANCES, DECEMBER 31, 2002                                  4,482,354    $  4,482    $   8,687,353    $         -      $ (8,668,490)      $        -    $    23,345

Contribution of services and office space                            -           -           30,345              -                 -                -         30,345
Common stock issuances at $0.01 per share on
    April 15, 2003                                          13,927,062      13,927          125,344              -                 -                -        139,271
    Transaction fees and expenses                                    -           -          (27,800)             -                 -                -        (27,800)
Common stock issuance for service at $0.07 per
    share on 6/27/03                                            40,000          40            2,760              -                 -                -          2,800
Net loss                                                             -           -                -              -                 -         (535,763)      (535,763)

BALANCES, DECEMBER 31, 2003                                 18,449,416    $ 18,449    $   8,818,002    $         -      $ (8,668,490)      $ (535,763)   $  (367,802)
                                                           ============   =========   ==============   ============     =============      ===========   ============

______________________________________________________________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                                NEOGENOMICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
_______________________________________________________________________________________________

                                                                  2003                 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (535,763)        $   (590,524)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation                                                   48,037               38,291
    Amortization of deferred stock compensation                         -             (245,598)
    Stock based compensation and consulting                             -              204,421
    Provision for bad debts                                        16,378               22,120
    Other non-cash expenses                                        30,346                9,759
  Changes in assets and liabilities, net:
    (Increase) Decrease in accounts receivable, net               (40,158)             (62,202)
    (Increase) Decrease in Inventory                                8,713              (19,306)
    (Increase) Decrease in other current assets                      (627)              (2,000)
    (Increase) Decrease in deposits                                (3,305)              (2,616)
    Increase (Decrease) in due to bank                            (13,518)              13,518
    Increase (Decrease) in deferred revenues                       10,000              100,000
    Increase (Decrease) in accounts payable and accrued
     and other liabilities                                        (52,469)             149,341
     NET CASH USED IN OPERATING ACTIVITIES                       (532,366)            (384,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                        (63,188)            (417,999)
     NET CASH USED IN INVESTING ACTIVITIES                        (63,188)            (417,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliates, net                                   506,334              725,579
  Issuances of common stock for cash, net of transaction
   expenses                                                       114,271                    -
     NET CASH PROVIDED BY FINANCING ACTIVITIES                    620,605              725,579

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               25,051              (77,216)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          -               77,216

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    25,051         $          -
                                                              ============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                 $     9,456         $        924
                                                              ============        =============

Income taxes paid                                             $         -         $          -
                                                              ============        =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Stockholder advances converted to equity                      $         -         $    725,561
                                                              ============        =============

Deferred compensation on grants of stock options              $         -         $ (4,036,500)
                                                              ============        =============
_______________________________________________________________________________________________

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

For financial statement purposes, the acquisition was treated as a reverse acquisition and a recapitalization with NEO being treated as the acquirer. In connection therewith, ACE issued 2,385,000 shares of its common stock to NEO's founder and sole stockholder in exchange for all of NEO's issued and outstanding common shares. The value of these shares, which was based on the number, and fair value of shares issued ($3.00 per share based on the price at which ACE's shares were trading at that time) was included in stock based compensation in the accompanying 2001 consolidated statement of operations. Immediately before the acquisition, ACE had 1,317,339 shares outstanding and liabilities in excess of assets of approximately $170,000. Since the transaction was accounted for as a purchase, the deficiency of $170,000 was reflected as an adjustment to stockholders' equity as of the acquisition date. On November 21, 2001, we settled approximately $157,000 of these liabilities through the issuance of approximately 78,000 shares of our common stock at approximately $2.00 per share, which approximated the quoted market price of our common shares on that date.

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

Through December 31, 2002, we were considered to be a development stage (as defined in Financial Accounting Standards Board Statement No. 7), bio-tech company organized for the principal purpose of developing a genetic and molecular biology testing and genomic research center. We commenced our planned principal operations in 2003, which include operating a medical testing and research laboratory in Fort Myers, Florida. We currently market our services to major hospitals and doctors' practices principally in southern and central
Florida.

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

Accounts Receivable

We record accounts receivable net of estimated and contractual discounts. We provide for accounts receivable that could become uncollectible in the future by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable and our historical collection experience for each type of payer. Bad debts are charged off to the allowance account at the time they are deemed uncollectible.

Concentrations of Credit Risk

We grant credit without collateral to our customers, most of whom are local residents and are insured under third-party payer agreements or who are patients at hospitals whom we institutionally bill for services. As of December 31, 2003, approximately 26.3% and 25.0% of our receivables were from Medicare and Naples
Community Hospital System ("NCHS"), respectively. In addition, during 2003, approximately 26% of our total testing revenue was derived from tests ordered by doctors with patients in NCHS.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements include estimates related to contractual adjustments, and the allowance for doubtful accounts. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Financial Instruments

We believe the book value of our current assets and liabilities approximates their fair values due to their short-term nature. Our "due to affiliates"
liabilities represent notes payable to certain affiliates. It was not practical to estimate the fair market value of our "due to affiliates" liabilities because of the lack of similar type arrangements in the marketplace, thus these liabilities are carried at the face amount of such notes. The terms of all "due to affliates" notes payable are disclosed at Note G.

Furniture and equipment

Furniture and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is provided using the straight-line method over the assets' estimated useful lives.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We evaluated our long-lived assets during 2003 and determined that they were not impaired at of December 31, 2003.

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
There were no significant temporary differences as of December 31, 2003.

Stock-Based Compensation

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

We have adopted Statement of Financial Accounting Standards No. 148 "Accounting
for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). This
statement amends FASB statement No. 123, "Accounting for Stock Based
Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by
SFAS No. 148, we continue to apply the intrinsic value method under Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees," to account for our stock-based employee compensation arrangements.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Net Loss Per Common Share

We compute loss per share in accordance with Financial Accounting Standards
Statement No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting
Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2003, which consisted of employee stock options, were excluded from diluted net loss per common share calculations as of such date because they were anti-dilutive. There were no such options outstanding at
December 31, 2002.

Recent Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our consolidated financial statements.

NOTE B - GOING CONCERN

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since our inception, and have experienced and continue to experience negative operating margins and negative cash flows from operations. In addition, we expect to have ongoing requirements for additional capital investment to implement our business plan. Since our inception, our operations have been funded through private equity and debt financing, and we expect to continue to seek additional funding through private or public equity and debt financing. As discussed at Note F, in connection with this matter, in April 2003, we secured a commitment from a related entity to provide us with $1.5 million of debt financing in the form of a revolving credit facility. While we have recently begun to ramp up our laboratory operations and generate operating revenues, there can be no assurance that we will be successful in these efforts, or that the credit facility will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at December 31, 2003:

Equipment                                            $439,816
Furniture & Fixtures                                 $ 33,110
Leasehold Improvements                               $ 10,500
         Subtotal                                    $483,426

Less accumulated depreciation and amortization       ($85,740)

Property and Equipment, net                          $397,686
                                                     =========
NOTE D - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidate statements of operations.
Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements.

Since our incorporation, we have incurred net operating losses for income tax purposes of approximately $1,260,000 (the significant difference between this amount, and our deficit of $8,668,490, arises primarily from certain stock based compensation that is considered to be a permanent difference). Because the transaction discussed at Note G triggered certain "change in control" provisions of the Internal Revenue Code, a portion of these net operating loss carryforwards will be limited as they expire in various years through the year ended December 31, 2022. However, we have established a valuation allowance to fully reserve the related deferred income tax asset as such asset did not meet the required asset recognition standard established by SFAS 109.

At December 31, 2003 we had no deferred tax liabilities and our non-current deferred income tax asset (assuming an effective income tax rate of approximately 39%) consisted of the following:

Non-current deferred income tax asset:                             Amounts

Net operating loss carryforwards                                $  491,400
Less valuation allowance                                          (491,400)

Total                                                           $        -
                                                                ===========

The income tax benefit  consists of the following  for the years ended  December
31, 2003 and 2002:

                                                  2003              2002

Current                                        $        -        $        -
Deferred                                          208,800           156,600
Change in valuation allowance                    (208,800)         (156,600)
                                               $        -        $        -
                                               ===========       ===========

NOTE E - INCENTIVE STOCK OPTIONS AND AWARDS

In October 2002 our president agreed to cancel his option to purchase 1.35 million shares of our common stock that he was granted in 2001.

Our 2003 Equity Incentive Plan provides for the granting of stock options and awards to officers, directors, employees and consultants. We are authorized to grant awards for up to 2.0 million shares of our common stock, 1.1 million of which had been granted as of December 31, 2003. Vesting and exercise price provisions are determined by the board of directors at the time the awards are granted.

The status of our stock options is summarized as follows:

                                                                         Weighted
                                                          Number         Average
                                                            of           Exercise
                                                          Shares          Price

Outstanding at December 31, 2001                         1,350,000      $    0.01

Granted                                                          -              -
Exercised                                                        -              -
Canceled                                                (1,350,000)          0.01
Outstanding at December 31, 2002                                 -              -

Granted                                                  1,100,000           0.07
Exercised                                                        -              -
Canceled                                                         -              -
Outstanding at December 31, 2003                         1,100,000      $    0.07
                                                        ===========     ==========
Exercisable at December 31, 2003                           150,000      $    0.07
                                                        ===========     ==========

We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees". With respect to stock options granted during 2001, we initially recorded deferred stock compensation of $4,036,500, for the difference between the exercise price and the fair value of the common stock underlying the options on the date of the grant. This amount was being amortized consistent with the method described in FASB Interpretation No. 28 over the vesting period of the individual options, estimated to be 13-38 months. During 2002, as a result of the cancellations of the options, we reversed all previously recorded amortization of the deferred stock compensation. The 2001 Stock Plan was terminated in 2003.

Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our net
loss and pro forma net loss per share amounts would have been reflected as follows:

                                  2003             2002
Net loss:
    As reported               $  (535,763)    $   (590,524)
                              ============    =============
    Pro forma                 $  (557,763)    $   (590,524)
                              ============    =============

Loss per share:
    As reported               $     (0.04)    $      (0.14)
                              ============    =============
    Pro forma                 $     (0.04)    $      (0.14)
                              ============    =============

The weighted average fair value of options granted during 2003, estimated on the date of grant using the Black-Scholes option-pricing model, was approximately
$0.02 per option share. The fair value of options granted was estimated on the date of the grants using the following approximate assumptions: dividend yield of 0%, expected volatility of 20.0%, risk-free interest rate of 4%, and an expected life of 5 years.

NOTE F - COMMITMENTS

During September 2002, we entered into an agreement to perform collaborative research with Ciphergen Biosystems ("Ciphergen"). If a patented product or service results from this research, the patenting party will be obligated to pay a 4% royalty to the other party. In addition, each of us are to own 50% of any inventions developed jointly as a result of this research. In October 2002,

Ciphergen awarded us with a $100,000 research grant, which we have agreed to use to purchase supplies, labor and equipment for the research. As of December 31,
2003, we have not performed any of the testing, or spent any of the $100,000;
accordingly, such amount has been recorded as deferred revenue in the accompanying consolidated balance sheet.

In August 2003, we entered into a three year lease for our laboratory facility.
The lease, which commenced on August 8, 2003, requires average monthly rental payments of approximately $6,000 during the lease term (including estimated operating and maintenance expenses and sales tax). The lease contains a provision that allows us to extend the lease for two terms of three years each.

Future minimum payments required are approximately as follows:

Years ending December 31,                                       Amounts

2004                                                          $  72,000
2005                                                          $  72,000
2006                                                          $  48,000
         Total                                                $ 192,000
                                                              =========

Rent expense for 2003 and 2002 approximated $46,350 and $28,200, respectively.

In October 2003, we entered into an employment agreement with our CEO, Thomas H.
White. The employment agreement has an initial term of three years; provided, however that either party may terminate the agreement by giving the other party sixty days written notice. The employment agreement specifies an initial base salary of $100,000/year with salary increases and bonuses at the discretion of the compensation committee of the Board of Directors. In addition, Mr. White was granted 900,000 Incentive Stock Options that have a ten year term so long as Mr.
White remains an employee of the Company. Mr. White's employment agreement also specifies that he is entitled to various other benefits we do not believe to be signficant. In the event that Mr. White is terminated without cause by the
Company, the Company has agreed to pay Mr. White's base salary and maintain his employee benefits for a period that is equal to one month for every full year of his employment by the Company (subject to a minimum of two months and a maximum of six months).

In December 2003, we received a $10,000 research grant from the Ovarian Cancer
Alliance of Florida. As part of this grant we have agreed to research the potential causes of Ovarian Cancer in a limited number of tissue samples. As of
December 31, 2003, we had not performed any of the research; accordingly, such amount has been recorded as deferred revenue in the accompanying consolidated balance sheet.

NOTE G- OTHER RELATED PARTY TRANSACTIONS

During 2002 we received net advances of approximately $625,000 from Tampa Bay
Financial, Inc., ("TBF") one of our stockholders. These advances and advances of
$100,000 from 2001, which were non-interest bearing, unsecured and due on demand, were converted to approximately 210,000 shares of our common stock in
2002 using a conversion price of $3.33 per share (which amount was greater than the approximate quoted market price of our common shares on the conversion dates).

During November 2001, we entered into an agreement with TBF to provide us with consulting services and pay certain of our expenses, including the salary of our chief financial officer and costs incurred in preparing required filings under securities laws. The term of this agreement was for one year and was terminated in 2002. During 2002, we incurred expenses of approximately $105,000, related to this agreement. In 2002 the related liability, including $15,000 from 2001, was settled through three separate issuances (totaling 117,000 shares) of our common stock using a conversion price of approximately $1.00 per share (which amount approximated the quoted market price of our common shares on the settlement dates).

During 2002, we issued approximately 105,000 shares of our common stock in settlement of approximately $110,000 of our president's accrued salary. The conversion price of approximately $1.00 per share approximated the quoted market price of our common shares on the settlement dates.

During 2003, we paid $72,500 to an individual who is a Director of the Company for various consulting work in connection with helping to organize and manage the financial affairs of the company.

We occasionally borrow funds from the Naples Women's Center ("NWC"), a company owned by our president, to meet our short-term cash needs. These amounts have been advanced to us with a stated interest rate of 8% and are due in October of
2004. At December 31, 2003, we owed NWC approximately $58,700.

In Late 2002 and early 2003, in order to meet short term cash needs, we borrowed
$177,000 from three individuals who are affiliates of Medical Venture Partners,
LLC ("Medical Venture Partners"), a venture capital firm with whom we were negotiating a financing transaction (see below). These amounts, having a stated
interest rate of 8%, were repaid in April 2003 in connection with the financing transaction described below.

On April 15, 2003, we entered into debt and equity financing agreements with
Medical Venture Partners and its principals. Under the terms of the agreements, affiliates of Medical Venture Partners purchased approximately 75% of our outstanding common stock and agreed to make available up to $1.5 million of debt financing in the form of a revolving credit facility, with a stated interest rate of prime + 8%. The debt financing and approximately 50.4% of the equity investment are being made through MVP 3, LP, a fund controlled by Medical
Venture Partners. The remainder of the equity investment was made by the three principals of Medical Venture Partners acting individually.

Under the terms of the loan agreement, we are able to borrow up to 80% of
"eligible" accounts receivable, 50% of our net furniture and equipment balance, secured by substantially all of our assets, and up to $500,000 on an unsecured basis. With respect to this agreement, we are subject to the following restrictive covenants: (i) we are not to incur indebtedness outside of this agreement in excess of $50,000 without written authorization of MVP 3, L.P.,
(ii) we cannot declare or pay any dividend on our common stock, and (iii) we are also subject to other general covenants typical of an instrument of this kind.
In addition, as a condition to these transactions, NEO, our President, MVP 3 LP and the principals of Medical Venture Partners entered into a shareholders agreement that provides that MVP 3, LP will have the right to appoint up to four of seven of our directors. We also entered into a Registration Rights Agreement with MVP 3 LP and the principals of Medical Venture Partners granting them certain demand and piggyback registration rights. At December 31, 2003, we owed
MVP 3 , L.P. approximately $590,000 under this loan agreement, which is classified as "Due to affiliates" under the long-term liabilities section of our balance sheet. This obligation matures on March 31, 2005 and all amounts outstanding thereunder (including any unpaid interest) are due at that time.

________________________________________________________________________________

End of Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

        Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information regarding our executive officers and directors as of February 9, 2004:

     Name                   Age      Position

Thomas H. White             56       Chief Executive Officer, Director
Michael T. Dent             39       Chairman of the Board, President
                                     and Chief Medical Officer
John E. Elliott             47       Director
Steven C. Jones             40       Director
Lawrence R. Kuhnert         55       Director
Kevin Lindheim              44       Director

Thomas H. White - Chief Executive Officer

        Mr. White has been our Chief Executive Officer since October 2003 and a
Director since February 2004. Prior to NeoGenomics, Mr. White was the Chief
Operating Officer of SmartPill Diagnostics, Inc., a company focused on the development of a swallowable telemetry capsule to assist physicians in the diagnosis of GI disorders. Prior to that, Mr. White was the Chief Executive
Officer of SmartPill Corporation where he completed the early development work and merged the company with APPRO Healthcare, Inc. to form SmartPill
Diagnostics, Inc. Prior to that, among other positions, Mr. White was Chief
Executive Officer of Conpharma Home Healthcare, Inc. a provider of infusion therapy and respiratory services, and Senior Vice President of Beverly Home
Healthcare, Inc. He received his Bachelors and Masters degree from Western
Michigan University in Kalamazoo, Michigan.

Michael T. Dent M.D. - Chairman of the Board, President and Chief Medical Officer

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

John E. Elliott - Director

        Mr. Elliott became a director of the Company in October 2003. He is also presently chairman of AMI Holdings, Inc., a major shareholder in Fidlar
Doubleday, Inc., SSAC, LLC, and the Company. Mr. Elliott has been involved in the healthcare industry since 1978, when he founded Allied Medical, Inc.
("Allied Medical"), a private label manufacturer of products such as wheelchairs, hospital beds, respiratory equipment, among many others. While Mr.
Elliott served as Chief Executive Officer, Allied Medical grew to 16 regional warehouses in the U.S. and sales revenues of over $60 million before it was sold to Graham Field in 1992. Following the sale of Allied Medical, Mr. Elliott purchased Guardian Medical Supplies, Inc. and Medical Equipment Providers, Inc.
both DME dealers, which were sold in 1997 to Rotech Medical, Inc. Contractually restricted in the healthcare business following this sale, Mr. Elliott formed a new business group in the education/governmental marketplace and lead an investment group in 1998 in the purchase of Doubleday Bros. & Co., the publishing unit of Standard Publishing Inc. (Standex) and Vista Business Forms,
and in 1999, together with the financing from General Electric Capital, purchased Fidlar Chambers forming Fidlar Doubleday, Inc., of which he served as
Chairman through 2002. Fidlar Doubleday, Inc. is a market leader in governmental software and holds a substantial share of the election business in the U.S. Mr.
Elliott also served as CEO and Chairman of Standard Automotive Corporation from
2002-2004 in connection with a financial workout for that company. Mr. Elliott has a Bachelor of Science degree in Business Administration from Lawrence
University.

Steven C. Jones - Director

        Mr. Jones has served as a director since October 2003. He is a Managing
Director in Medical Venture Partners, LLC, a venture capital firm established in
2003 for the purpose of making investments in the healthcare industry. Mr. Jones has also been President and a Managing Director of Aspen Capital Advisors since
January 2001. Prior to that Mr. Jones was Executive Vice President and Chief
Financial Officer of The Fiera Group, Inc., a technology-based, commerce enabling company. P:rior to that, among other positions, Mr. Jones was a Vice
President in the Telecommunications, Media and Technology Investment Banking
Group at Merrill Lynch & Co. Mr. Jones received his B.S. degree in Computer
Engineering from the University of Michigan in 1985 and his MBA from the Wharton
School of the University of Pennsylvania in 1991. He is also on the Board of
Directors of T3 Communications, LLC, Aspen Capital Advisors, Inc. and C&S
Capital Funding Corp.

Lawrence R. Kuhnert - Director

        Mr. Kuhnert became a director of the Company in October 2003. He is currently an active venture and real estate investor. From 2000 to 2002, Mr.
Kuhnert served as a Division Director for Rotech Healthcare Inc. ("Rotech"), a
home healthcare equipment supplier. Since 1996, he had previously served Rotech as director of acquisitions in connection with a very active acquisition and corporate development campaign that took sales from approximately $230 million in 1996 to approximately $600 million in 2000. Mr. Kuhnert earned a B.A degree in 1973 from Michigan State University.

Kevin J. Lindheim - Director

        Mr. Lindheim has served as a director since February, 2002. He is the
President and Chief Executive Officer of Florida Valuation and Consultants,
Inc., a full service commercial real estate advisory firm, a position he has held since 1992. He holds a B.S. Degree in Accounting from Louisiana University, and a postgraduate degree in Real Estate from Tulane University.

Audit Committee

        Currently, the Company's Audit Committee of the Board of Directors is
comprised of all the Directors. The Board of Directors believes that it has two
"financial experts" (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation
S-B) serving on its Audit Committee. These two "financial experts" are Mr.
Steven Jones and Mr. Larry Kuhnert, both of which are members of the general partner of MVP 3, L.P., a partnership which controls 50.4% of the voting stock of the Company. Thus neither Mr. Jones nor Mr. Kuhnert would be considered as
"independent" directors under Item 7(d)(3)(iv) of Schedule 14A of the Securities
Exchange Act of 1934.

Code of Ethics

        The Company has adopted the Code of Ethics attached as Exhibit 14 to this
Form 10-KSB for its senior financial officers and the principal executive officer.

ITEM 10. EXECUTIVE COMPENSATION

        The following table provides certain summary information concerning compensation paid by the Company to or on behalf of our most highly compensated executive officers for the fiscal years ended December 31, 2003, 2002 and 2001:

Summary Compensation Table

Name and Principal Capacity       Year        Salary         Other Compensation

Thomas H. White                   2003       $ 20,139 (1)             -
Chief Executive Officer

Dr. Michael T. Dent               2003              -                 -
Chairman, President and           2002       $130,669 (2)             -
Chief Medical Officer             2001          9,600 (2)          $0 (3)

(1) Mr. White became the Company's Chief Executive Officer on October 20, 2003.

(2) During 2002, Dr. Dent Received 105,636 shares of the Company's common stock in lieu of cash salary payments due to him for salary earned in 2001 and the first nine months of 2002. Such shares were collectively valued at $109,021 at the various times of issue and were issued pursuant to a Registration Statement on Form S-8. As of February 6, 2004, Dr. Dent had not sold any of this stock or any other stock in the Company. The remaining $31,248 of salary earned by Dr.
    Dent was earned in the fourth quarter of 2002 and has been accrued as a cash obligation of the Company. As of February 6, 2004, $11,131 had been paid.

(3) In November, 2001, Dr. Dent received options to purchase 1,350,000 shares of common stock at $0.01 per share pursuant to an Option Agreement. This Option
    Agreement was terminated effective October 1, 2002 and Dr. Dent gave up any right or claim to such options.

Employment Agreements.

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

We entered into an employment agreement with Thomas H. White on October 14,
2003, to serve as our Chief Executive Officer. The employment agreement has an initial term of three years; provided, however that either party may terminate the agreement by giving the other party sixty days written notice. The employment agreement specifies an initial base salary of $100,000/year with salary increases and bonuses at the discretion of the compensation committee of the Board of Directors. In addition, Mr. White was granted 900,000 Incentive
Stock Options that have a ten year term so long as Mr. White remains an employee of the Company. Such options vest according to the following schedule:

         Time-Based Vesting
          75,000  on 10/20/03;
         100,000  on 10/20/04;
         100,000  on 10/20/05;
         100,000  on 10/20/06;

         Performance-Based Vesting

         125,000  when the Company reaches $2.5 million of consolidated revenue for the preceding twelve months;
         125,000  when the Company reaches $5.0 million of consolidated revenue for the preceding twelve months;
         125,000  when the Company's stock maintains an average closing bid price
                  (as quoted on NASDAQ Bulletin Board) of $0.50/share
                  over the previous 30 trading days.
         150,000  when the Company's stock maintains an average closing bid price
                  (as quoted on NASDAQ Bulletin Board) of $1.00/share
                  over the previous 30 trading days.

Mr. White's employment agreement also specifies that he is entitled to a
$500/month car allowance, four weeks of paid vacation per year and other health insurance and relocation benefits. In the event that Mr. White is terminated without cause by the Company, The Company has agreed to pay Mr. White's base salary and maintain his employee benefits for a period that is equal to one month for every full year of his employment by the Company (subject to a minimum of two months and a maximum of six months).

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

Title of         Name And Address Of Beneficial Owner    Amount and Nature Of    Percent Of Class
 Class                                                   Beneficial Ownership

                        MVP 3, LP (1)                         9,303,279               50.4%
Common                  1740 Persimmon Drive
                        Naples, FL 34109

                        John E. Elliott (2)
Common                  2709 Buckthorn Way
                        Naples, FL 34105                     10,844,540               58.8%

                        Steven C. Jones (3)
Common                  1740 Persimmon Drive
                        Naples, FL 34109                     10,844,540               58.8%

                        Lawrence R. Kuhnert (4)
Common                  5120 Timberview Terrace
                        Orlando, FL  32819                   10,844,540               58.8%

                        Michael T. Dent M.D.
Common                  1726 Medical Blvd.
                        Naples, FL 34110                      2,490,634               13.5%

                        Kevin Lindheim
Common                  9220 Bonita Beach Road
                        Bonita Springs, FL 34135                  3,845                  *

Common                  Directors and Officers as a Group     2,494,479               13.6%
                        2 persons)

* less than 1.0%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 2002 and the first eight months of 2003, the executive offices of the Company shared space, on a rent-free basis, with Naples Women's Center
("NWC"), a company owned by Dr. Michael Dent, our Chairman and President. In addition, Naples Women's Center provided bookkeeping services to the Company free of charge. An estimate of the fair market value of these services has been expensed and added to paid in capital as a capital contribution.

        During 2001 and 2002, we borrowed funds from the Naples Women's Center to meet our short-term cash needs. At December 31, 2003, we owed NWC approximately
$58,666.

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

        During 2003, we also paid Mr. Steven Jones $72,500 in cash for various consulting work in connection with helping to organize and manage the financial affairs of the company.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

        The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-KSB.

    Exhibit
     Number       Description

         14       NeoGenomics, Inc. Code of Ethics for Senior Financial Officers
                  and the Principal Executive Officer

         31.1     Certification of NeoGenomics,  Inc. Chief Executive and Principle
                  Financial Officer, Thomas H. White, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of NeoGenomics, Inc. Chief Executive and Principle
                  Financial Officer, Thomas H. White, pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

         21       The Company's only subsidiary is NeoGenomics, Inc., a Florida corporation (the "Operating Subsidiary").

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed with the SEC during the period from
September 30, 2003 until the date of this report on Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

                                                         2003          2002

Audit fees                                           $    11,028     $ 20,621
Audit-related fees                                   $        --     $     --
Tax fees                                             $        --     $     --
All other fees, including tax consultation           $        --     $     --
        and preparation

        All audit fees are approved by our audit committee and board of directors.
Kingery, Crouse & Hohl, P.A. does not provide any non-audit services to the
Company.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NeoGenomics, Inc.

                                                   By: /s/ Thomas H. White
                                                       Thomas H. White
                                                       Chief Executive and
                                                       Principal Financial Officer

                                                   Date:    February 23, 2004

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURE                    TITLE                            DATE

/s/ Michael T. Dent             Director, President and    February 23, 2004
Michael T. Dent, M.D.           Chief Medical Officer

/s/ John E. Elliott             Director                   February 23, 2004
John E. Elliott

/s/ Steven C. Jones             Director                   February 23, 2004
Steven C. Jones

/s/ Lawrence R. Kuhnert         Director                   February 23, 2004
Lawrence R. Kuhnert

/s/ Kevin J. Lindheim           Director                   February 23, 2004
Kevin J. Lindheim

                                  EXHIBIT INDEX

    Exhibit
     Number       Description

      14          NeoGenomics, Inc. Code of Ethics for Senior Financial Officers
                  and the Principal Executive Officer

      31.1        Certification of NeoGenomics, Inc. Chief Executive and Principle
                  Financial Officer, Thomas H. White, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1        Certification of NeoGenomics, Inc. Chief Executive and Principle
                  Financial Officer, Thomas H. White, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.