Form 10QSB
period 2004-03-31
NEOGENOMICS INC
filed 2004-05-17
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934.

                 For the quarterly period ended March 31, 2004.

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

                                YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2004.

                                   18,749,416

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                                NeoGenomics, Inc.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheet as of March 31, 2004................... 4

        Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003..................................... 5

        Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003..................................... 6

        Notes to Consolidated Financial Statements........................ 7

        Management's Discussion and Analysis of Financial Condition
Item 2. and Results of Operations (including cautionary statement)........ 11

Item 3. Controls and Procedures                                            14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................. 15
Item 2. Changes in Securities............................................. 15
Item 3. Defaults Upon Senior Securities................................... 15
Item 4. Submission of Matters to a Vote of Securities Holders............. 15
Item 5. Other Information................................................. 15
Item 6. Exhibits and Reports on Form 8-K.................................. 15

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

                                NeoGenomics, Inc.

                        CONSOLIDATED BALANCE SHEET AS OF
                                 March 31, 2004
                                   (unaudited)

________________________________________________________________________________

ASSETS

CURRENT ASSETS:
    Cash                                                       $    55,132
    Accounts receivable (net of allowance for doubtful
      accounts of $5,325)                                           68,073
    Inventories                                                      9,287
    Other current assets                                               229
       Total current assets                                        132,721

PROPERTY AND EQUIPMENT (net of accumulated depreciation
    of $100,934)                                                   395,929

OTHER ASSETS - Deposits                                              2,221

TOTAL                                                          $   530,871
                                                               ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                          $    76,882
     Deferred revenue                                              110,000
     Accrued and other liabilities                                  60,300
    Due to affiliates                                               58,666
       Total current liabilities                                   305,848

LONG TERM LIABILITIES-
     Due to affiliates                                             715,000
       Total Liabilities                                         1,020,848

STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value, 100,000,000 shares
        authorized; 18,649,416 shares issued and outstanding        18,649
     Additional paid-in capital                                  8,865,236
     Deficit                                                    (9,373,862)
       Total stockholders' deficit                                (489,977)

TOTAL                                                          $   530,871
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

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
________________________________________________________________________________

                                       For the                       For the
                                    Three-Months                  Three-Months
                                       Ended                         Ended
                                   March 31, 2004               March 31, 2003

NET REVENUE                        $     178,863                $      70,169

COST OF REVENUE                          145,986                       97,043

GROSS (DEFICIT) PROFIT                    32,877                      (26,874)

OPERATING EXPENSES:
General and administrative               181,770                       83,663
Interest expense                          20,716                        4,269
   Total operating expenses              202,486                       87,932

NET INCOME (LOSS)                  $    (169,609)               $    (114,806)
                                   ==============               ==============

NET INCOME (LOSS) PER SHARE -
  Basic and Diluted                $       (0.01)               $       (0.03)
                                   ==============               ==============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING -
   Basic and Diluted                  18,449,416                    4,482,354
                                   ==============               ==============
________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
___________________________________________________________________________________

                                                       For the            For the
                                                    Three-Months       Three-Months
                                                        Ended              Ended
                                                   March 31, 2004     March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $ (169,609)         $ (114,806)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                       15,194              11,864
     Provision for bad debts                             5,382               7,406
     Non-cash expenses                                       -              11,504
   Changes in assets and liabilities, net:
     (Increase) decrease in accounts receivables,
       net of write-offs                                (9,594)            (40,846)
     (Increase) decrease in inventories                  1,306              (5,398)
     (Increase) decrease in pre-paid expenses            1,375                   -
     (Increase) decrease in other current assets         1,023               2,000
     (Increase) decrease in deposits                     5,000              (3,400)
     Increase (decrease) in due to bank                      -             (13,518)
     Increase (decrease) in accounts payable and
       other liabilities                                21,007              16,708

   NET CASH USED IN OPERATING ACTIVITIES              (128,916)           (121,686)

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of property and equipment                 (13,437)             (8,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from affiliates, net                      125,000             132,000
    Issuances of common stock, net of transaction
       expenses                                         47,434                   -

   NET CASH PROVIDED BY FINANCING ACTIVITIES           172,434             132,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    30,081               1,741

CASH, BEGINNING OF PERIOD                               25,051                   -

CASH, END OF PERIOD                                 $   55,132          $    1,741
                                                    ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                    $    6,987          $        -
                                                    ===========         ===========

   Income taxes paid                                $        -          $        -
                                                    ===========         ===========
___________________________________________________________________________________

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

As a result of the above, all references to the number of shares and par value in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the April 2003 reverse stock split as though it had been completed as of January 1, 2003.

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2003 contained in our Form 10-KSB.

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

Accounts Receivable and Allowance for Doubtful Accounts

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

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation.

NOTE B - GOING CONCERN

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we expect to have ongoing requirements for substantial additional capital investment to implement our business plan. Since our inception, our operations have been funded through private equity and debt, and we expect to continue to seek additional funding through private or public equity and debt. As discussed in Note C, in connection with this matter, in April 2003, we secured a commitment from a related entity to provide us with $1.5 million of debt financing in the form of a revolving credit facility. While we have recently begun to ramp up our laboratory operations and generate operating revenues, there can be no assurance that we will be successful in these efforts, or that the credit facility will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

During 2003, we paid $72,500 to one of our Directors for various consulting work in connection with helping to organize and manage our financial affairs. During the three months ended March 31, 2004, we incurred $20,000 to this same Director for his continued services, and such amounts were included in accounts payable at March 31, 2004.

During 2002, we borrowed funds from the Naples Women's Center ("NWC"), a company owned by our Chairman, to meet our short-term cash needs. These amounts were advanced to us with a stated interest rate of 8% and are due in October of 2004.
At March 31, 2004, we owed NWC approximately $58,700.

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

On April 15, 2003, we entered into debt and equity financing agreements with
Medical Venture Partners and its principals. Under the terms of the agreements, affiliates of Medical Venture Partners purchased approximately 75% of our outstanding common stock and agreed to make available up to $1.5 million of debt financing in the form of a revolving credit facility (the "Credit Facility"), with a stated interest rate of prime + 8%. The debt financing and approximately
50.4% of the equity investment are being made through MVP 3, LP, a fund controlled by Medical Venture Partners. The remainder of the equity investment was made by the three principals of Medical Venture Partners acting individually.

Under the terms of the Credit Facility, we are able to borrow up to $500,000 on an unsecured basis, plus an amount not exceeding 80% of our "eligible" accounts receivable (as defined) and 50% of our net furniture and equipment balance. At
March 31, 2004 we owed MVP 3, LP $715,000 under the Credit Facility and had approximately $38,500 of due, but unpaid interest in our accounts payable balance. Advances are secured by substantially all of the assets in the accompanying consolidated balance sheet; however such security interest is subordinate to the first security interest we granted to Fifth Third Bank, an unrelated financial institution that has entered into a separate loan agreement with MVP 3, LP and its principals. The Company is also a guarantor of certain parts of this indebtedness with Fifth Third Bank. The Credit Facility matures on
March 31, 2005 and all amounts outstanding thereunder (including any unpaid interest) are due at that time.

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

NOTE D - FINANCING TRANSACTION

On March 31, 2004, we sold 200,000 shares of our common stock in a private placement at $0.25/share to an unaffiliated third party in the first in a series of equity transactions (see Note E - Subsequent Events). This transaction generated net proceeds to the Company of approximately $47,500 after deducting for certain transaction expenses. Under the terms of the stock purchase agreement used in this transaction, the Company has agreed to use its best efforts to register such shares with the SEC within six months of the date of the transaction.

NOTE E - SUBSEQUENT EVENTS

Between April 1 and May 14, 2004, we sold 100,000 shares of our common in stock in a private placement at $0.25/share to an unaffiliated third party who is a passive investor. This transaction generated gross proceeds to the Company of
$25,000. Under the terms of the stock purchase agreement used in this transaction, the Company has agreed to use its best efforts to register such shares with the SEC within six months of the date of the transaction. In addition, we are in the process of closing equity transactions with a number of unaffiliated third parties under the same terms as listed above, which we expect will generate gross proceeds of an additional $425,000 by June 30, 2004.

On April 7, 2004, Dr. Michael T. Dent, our President and Chief Medical Officer
notified the Company that he would not be renewing his employment agreement, which expired April 15, 2004. Dr. Dent remains as our Chairman of the Board.

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

             Volume                          High                        Low                          Low
      Physician Involvement                   Low                 High - Pathologist                  Low
   Malpractice Insur. Required                Low                        High                         Low
    Other Professionals Req.                 None                        None                  Cyto Geneticist/
    Other Professionals Req.                                                                 Molecular Geneticist
       Level of Automation                   High                        None                      Moderate
      Diagnostic in Nature                Usually Not                    Yes                          Yes
    Types of Diseases Tested             Many Possible             Primarily Cancer             Rapidly Growing
   Estimated Revenue/Test (1)            $5 - $35/Test             $25 - $100/Test             $200 - $800/Test
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

The following discussion and analysis should be read in conjunction with the financial statements for the three months ended March 31, 2004, included with this Form 10-QSB. Readers are also referred to the cautionary statement, which addresses forward-looking statements made by us.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements for the fiscal year ended December 31, 2003 included in our Form 10-KSB. We have consistently applied these policies in all material respects. At this stage of our development, these policies primarily address matters of revenue and expense recognition. Management does not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Results of  Operations  for the Three Months ended March 31, 2004 as Compared to the Three Months ended March 31, 2003

During the three months ended March 31, 2004, we generated revenues and costs of revenues of approximately $179,000 and $146,000, respectively, versus revenues and costs of revenues of approximately $70,000 and $97,000, respectively for the three months ended March 31, 2003. This resulted in a gross profit of approximately $33,000 for the three months ended March 31, 2004, versus a gross margin deficit of $27,000 reported for the three months ended September 30,
2002. This change is primarily attributable to our 155% increase in revenues during the most recent period. We believe our gross margin will continue to improve as we perform more tests. During the most recent quarter, we further increased our penetration into existing referral sources for cytogentics tests and added a number of new referral sources.

Our operating expenses for the most recent quarter were approximately $202,000, which was a 130% increase from the approximately $88,000 of operating expenses reported for the three months ended March 31, 2003. This increase was primarily due to the increased expense of additional personnel, including sales personnel and our CEO, as well as increases in other general and administrative expenses associated with our new laboratory facility. Interest expense for the most recent quarter was approximately $21,000, compared to approximately $4,000 of interest reported for the three months ended March 31, 2003. Interest expense is primarily comprised of interest payable on advances under our Credit Facility as well as interest payable on advances from other related parties and the increase is primarily a result of our increased borrowing.

Liquidity and Capital Resources

During the three months ended March 31, 2004, our operating activities used approximately $129,000 in cash. This amount primarily represented cash used to pay general and administrative expenses associated with our operations. We also spent approximately $13,000 on new equipment. We were able to finance operations and equipment purchases primarily through the sale of equity securities and net advances under our Credit Facility, which together provided approximately
$172,000 over the three month period ended March 31, 2004. At March 31, 2004, we had cash and cash equivalents of approximately $55,000.

On April 15, 2003, we entered into equity and debt financing agreements with
Medical Venture Partners and its principals. Under the terms of the equity agreements, affiliates of Medical Venture Partners purchased 13,927,062 shares of our common stock for $0.01 per share, which resulted in net proceeds to the company of $114,271 after deducting transaction expenses of approximately
$25,000. As a result of these equity transactions, the Company experienced a change of control and Medical Venture Partners and its affiliates, in the aggregate, own approximately 75% of our outstanding common stock. Under the terms of the debt financing agreements, MVP 3, LP, a partnership controlled by
Medical Venture Partners, agreed to make available up to $1.5 million of debt financing in the form of a revolving credit facility (the "Credit Facility").

Under the terms of the Credit Facility, our advances are limited, at any given time, to the sum of i) 50% of our net property, plant and equipment; (ii) 80% of our accounts receivable that are less than 90 days old; and (iii) $500,000 that is not tied to any specific collateral. Interest under the revolving credit agreement is payable monthly at the prime rate plus 8.0%. As of March 31, 2004, we had approximately $715,000 in principal amount outstanding under the Credit
Facility.

Between March 31 and May 14, 2004, we sold 300,000 shares of our common in stock in a private placement at $0.25/share to various unaffiliated passive individuals. These transactions generated gross proceeds to the Company of
$75,000. Under the terms of the stock purchase agreements used in this transactions, the Company has agreed to use its best efforts to register such shares with the SEC within six months of the date of the transaction. In addition, we are in the process of closing equity transactions with a number of unaffiliated third parties who are passive investors under the same terms as listed above, which we expect will generate gross proceeds of an additional
$425,000 by June 30, 2004.

Over the next twelve months, we plan to finance our operations through the cash raised from the above-mentioned equity transactions and borrowings under the
Credit Facility with MVP 3. While we believe that, based on our current business plan, our cash on hand plus amounts available under our Credit Facility will be sufficient to finance our operations over the next twelve months, there can be no assurance that such amounts will cover all of our operating needs. In addition, to the extent our needs for operating capital exceed our current estimates, there can be no assurance that we will be eligible to obtain all of our working capital funding needs from the Credit Facility or another source. If we are unable to obtain such funding, we will be required to curtail or discontinue operations.

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

Staffing

We plan to increase our work force. Currently, we have seven full-time and two part-time employees. We plan to add additional laboratory technicians and research scientists to assist us in handling a greater volume of tests and to perform sponsored research projects. In addition, we intend to continue building our sales force in an effort to sustain our sales growth, as well as add personnel in management, accounting, and administrative functions.

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

                          PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

    NONE

Item 2.  Changes in Securities

On March 31, 2004, we issued 200,000 shares of our common stock in exchange for
$50,000 of gross proceeds to the Company pursuant to a board resolution duly adopted by the Board of Directors.

Item 3.  Defaults Upon Senior Securities

    NONE

Item 4. Submission of Matters to a Vote of Securities Holders

    NONE

Item 5. Other Information

    NONE

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are filed as part of this Form 10-QSB.

     Exhibit
     Number       Description

            None

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed with the SEC during the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEOGENOMICS, INC.

        Date: May 14, 2004              /s/ Thomas H. White
                                            Thomas H. White
                                            Chief Executive and
                                            Principle Financial Officer

