Form 10QSB
period 2004-06-30
NEOGENOMICS INC
filed 2004-07-23
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.

                  For the quarterly period ended June 30, 2004.

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

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 21, 2004.

                                   19,849,416

Transitional Small Business Disclosure Format:
                                 YES ( ) NO (X)

                                NeoGenomics, Inc.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheet as of June 30, 2004..................... 4

        Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003....................................... 5

        Consolidated Statements of Cash Flows for the six months ended
        June 30, 2004 and 2003............................................. 6

        Notes to Consolidated Financial Statements......................... 7

        Management's Discussion and Analysis of Financial Condition and
Item 2. Results of Operations (including cautionary statement)............. 11

Item 3. Controls and Procedures                                             15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 16
Item 2. Changes in Securities.............................................. 16
Item 3. Defaults Upon Senior Securities.................................... 16
Item 4. Submission of Matters to a Vote of Securities Holders.............. 16
Item 5. Other Information.................................................. 16
Item 6. Exhibits and Reports on Form 8-K................................... 16

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

                                NeoGenomics, Inc.

                        CONSOLIDATED BALANCE SHEET AS OF
                                  June 30, 2004
                                   (unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
    Cash                                                   $   190,880
    Accounts receivable (net of allowance for
      doubtful accounts of $6,234)                              50,346
    Inventories                                                  9,635
    Other current assets                                         2,831
       Total current assets                                    253,692

PROPERTY AND EQUIPMENT (net of accumulated
    depreciation of $125,641)                                  371,222

OTHER ASSETS - Deposits                                          2,221

TOTAL                                                      $   627,135
                                                           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                      $    27,205
     Deferred revenue                                          110,000
     Accrued and other liabilities                              53,575
     Due to affiliates                                         797,881
       Total current liabilities                               988,661

STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value, 100,000,000 shares
        authorized; 19,849,416 shares issued and
        outstanding                                             19,849
     Additional paid-in capital                              9,161,231
     Deficit                                                (9,542,606)
       Total stockholders' deficit                            (361,526)

TOTAL                                                      $   627,135
                                                           ============
________________________________________________________________________________
See notes to consolidated financial statements.

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
___________________________________________________________________________________________________

                                          For the        For the         For the          For the
                                        Six-Months      Six-Months     Three-Months    Three-Months
                                          Ended           Ended           Ended           Ended
                                      June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003

REVENUE                               $    300,396     $   143,178     $  121,533      $   73,009

COST OF REVENUE                            284,359         208,216        138,373         111,173

GROSS (DEFICIT) PROFIT                      16,037         (65,038)       (16,840)        (38,164)

OPERATING EXPENSES:
Selling, general and administrative        310,420         175,341        128,650          91,678
Interest expense                            43,969          13,223         23,253           8,954
   Total operating expenses                354,389         188,564        151,903         100,632

NET INCOME (LOSS)                     $   (338,352)    $  (253,602)    $ (168,743)     $ (138,796)
                                      =============    ============    ===========     ===========

NET INCOME (LOSS) PER SHARE -
Basic and Diluted                     $      (0.02)    $     (0.02)    $    (0.01)     $    (0.01)
                                      =============    ============    ===========     ===========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING -
   Basic and Diluted                    18,625,680      10,253,236      18,801,943       15,960,702
                                      =============    ============    ===========     ===========
___________________________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
___________________________________________________________________________________

                                                       For the            For the
                                                     Six-Months         Six-Months
                                                       Ended              Ended
                                                   June 30, 2004      June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $(338,352)        $(253,602)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation                                        39,901            23,878
     Provision for bad debts                              9,041             9,596
     Non-cash expenses                                        -            20,925
   Changes in assets and liabilities, net:
     (Increase) decrease in accounts receivables,
       net of write-offs                                  4,475           (38,028)
     (Increase) decrease in inventory                       957            (5,562)
     (Increase) decrease in pre-paid expenses            (1,099)           (7,948)
     (Increase) decrease in other current assets            894             2,000
     (Increase) decrease in deposits                      5,000             3,400
     Increase (decrease) in due to bank                       -           (13,518)
     Increase (decrease) in deferred revenues                 -                 -
     Increase (decrease) in accounts payable and
       other liabilities                                (35,395)          (58,335)

   NET CASH (USED IN) PROVIDED BY OPERATING
     ACTIVITIES                                        (314,578)         (317,194)

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of property and equipment                  (13,437)          (14,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from affiliates, net                       149,215           231,334
    Issuances of common stock, net of transaction
      expenses                                          344,629           114,271

   NET CASH PROVIDED BY FINANCING ACTIVITIES            493,844           345,605

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    165,829            13,838

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           25,051                 -

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 190,880         $  13,838
                                                      ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                      $  52,651         $   2,623
                                                      ==========        ==========
   Income taxes paid                                  $       -         $       -
                                                      ==========        ==========
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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2004. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2003 contained in our Form 10-KSB.

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

NOTE B - GOING CONCERN

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we expect to have ongoing requirements for substantial additional capital investment to implement our business plan. Since our inception, our operations have been funded through private equity and debt, and we expect to continue to seek additional funding through private or public equity and debt. As discussed in Note C, in connection with this matter, in April 2003, we secured a commitment from a related entity to provide us with $1.5 million of debt financing in the form of a revolving credit facility. In addition, as discussed at Note D, during the period January
1, 2004 through July 20, 2004 we have raised approximately $500,000 from the sale of our common stock, and we anticipate selling additional shares in the future. Finally, we have begun to ramp up our laboratory operations and generate operating revenues. However, there can be no assurance that cash generated from operating and financing activities will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

During 2003, we paid $72,500 to one of our Directors for various consulting work in connection with helping to organize and manage our financial affairs. During the six months ended June 30, 2004, we incurred and paid $32,000 to this same
Director for his continued services.

During 2002, we borrowed funds from the Naples Women's Center ("NWC"), a company owned by our Chairman, to meet our short-term cash needs. These amounts were advanced to us with a stated interest rate of 8% and are due in October of 2004.
At June 30, 2004, we owed NWC approximately $58,700.

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

On April 15, 2003, we entered into debt and equity financing agreements with
Medical Venture Partners and its principals. Under the terms of the agreements, affiliates of Medical Venture Partners purchased approximately 75% of our outstanding common stock at that time and agreed to make available up to $1.5 million of debt financing in the form of a revolving credit facility (the
"Credit Facility"), with a stated interest rate of prime + 8%. The debt financing and approximately 50.4% of the equity investment are being made through MVP 3, LP, a fund controlled by Medical Venture Partners. The remainder of the equity investment was made by the three principals of Medical Venture
Partners acting individually.

Under the terms of the Credit Facility, we are able to borrow up to $500,000 on an unsecured basis, plus an amount not exceeding 80% of our "eligible" accounts receivable (as defined) and 50% of our net furniture and equipment balance. At
June 30, 2004 we owed MVP 3, LP $739,215 under the Credit Facility and had approximately $14,900 of due, but unpaid interest in our accounts payable balance. Advances are secured by substantially all of the assets in the accompanying consolidated balance sheet; however such security interest is subordinate to the first security interest we granted to Fifth Third Bank, an unrelated financial institution that has entered into a separate loan agreement with MVP 3, LP and its principals. The Company is also a guarantor of certain parts of this indebtedness with Fifth Third Bank. The Credit Facility matures on
March 31, 2005 and all amounts outstanding thereunder (including any unpaid interest) are due at that time.

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

NOTE D - EQUITY FINANCING TRANSACTIONS

Between March 31, 2004 and June 30, 2004, we sold 1,400,000 shares of our common stock in a series of private placements at $0.25/share to five unaffiliated third party investors (see also Note E - Subsequent Events). These transactions generated net proceeds to the Company of approximately $345,000 after deducting for certain transaction expenses. Under the terms of the stock purchase agreements used in these transactions, the Company has agreed to use its reasonable best efforts to file with the SEC within 180 days of any transaction,

and to cause to be declared effective thereafter, a resale registration statement which includes the shares purchased by such third party investors.

NOTE E - SUBSEQUENT EVENTS

Between July 1 and July 21, 2004, we sold 600,000 shares of our common stock in a private placement at $0.25/share to unaffiliated third parties. These transactions generated gross proceeds to the Company of $150,000. In addition, we are in the process of closing equity transactions with a number of unaffiliated third parties under the same terms as listed above.

NOTE F - BOARD OF DIRECTORS

On June 24, 2004, Mr. Kevin J. Lindheim resigned as a Director of the Company.

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

The vision of NeoGenomics is to merge a high-end genetic and molecular testing laboratory with ongoing research activities to help bridge the gap between clinical medicine and genomic research. We believe that this combination will allow the Company to speed the process of discovery and innovation and develop new advanced testing methods to identify the genetic and molecular causes of disease. Over the last 3-4 years, advances in technology and genetic research, including the complete sequencing of the human genome, have made possible a whole new set of tools to diagnose and treat diseases. This has opened up a vast opportunity for laboratory companies that are positioned to address this growing market segment.

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
    Other Professionals Req.                 None                        None                  Cyto Geneticist/
                                                                                             Molecular Geneticist
       Level of Automation                   High                        None                      Moderate
      Diagnostic in Nature                Usually Not                    Yes                          Yes
    Types of Diseases Tested             Many Possible             Primarily Cancer             Rapidly Growing
   Estimated Revenue/Test (1)            $5 - $35/Test             $25 - $400/Test             $200 - $800/Test
    Estimated Size of Market           $25 - $30 Billion         $6.0 - $7.0 Billion          $1.0 - $2.0 Billion
 Estimated Annual Growth Rate of           4.0 -5.0%                  6.0 - 7.0%                  25.0 - 40+%
             Market                        4.0 -5.0%                  6.0 - 7.0%                  25.0 - 40+%

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

The following discussion and analysis should be read in conjunction with the financial statements for the three and six months ended June 30, 2004, included with this Form 10-QSB. Readers are also referred to the cautionary statement, which addresses forward-looking statements made by us.

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

Results of Operations for the Three Months ended June 30, 2004 as Compared to the Three Months ended June 30, 2003

During the three months ended June 30, 2004, we generated revenues and costs of revenues of approximately $122,000 and $138,000, respectively, versus revenues and costs of revenues of approximately $73,000 and $111,000, respectively for the three months ended June 30, 2003. This resulted in a gross margin deficit of approximately $17,000 for the three months ended June 30, 2004, which is a 55%
improvement over the gross margin deficit of $38,000 reported for the three months ended June 30, 2003. This change is primarily attributable to our 67%
increase in revenues for the period ended June 30, 2004 as compared to the period ended June 30, 2003. This increase was offset by additional costs associated with moving to a new laboratory facility in August 2003 and costs of additional laboratory personnel required to handle the substantial increase in testing volumes versus the prior period. We believe our gross margin will continue to improve as we perform more tests. During the most recent quarter, we further increased our penetration into existing referral sources for cytogentics tests and added a number of new referral sources, which helped to offset the historical reduction in testing volumes attributable to seasonality issues associated with our geographic market.

Our selling, general and administrative expenses for the most recent quarter were approximately $129,000, versus selling, general and administrative expenses of approximately $92,000 for the three months ended June 30, 2003. This increase was primarily due to an increase in headcount to support the growth of our operations. Interest expense for the most recent quarter was approximately
$23,000, compared to approximately $9,000 of interest reported for the three months ended June 30, 2003. Interest expense is primarily comprised of interest payable on advances under our Credit Facility as well as interest payable on advances from other related parties and the increase is primarily a result of our increased borrowing.

Results of Operations for the Six Months ended June 30, 2004 as Compared to the
Six Months ended June 30, 2003

During the six months ended June 30, 2004, we generated revenues and costs of revenues of approximately $300,000 and $284,000, respectively, versus revenues and costs of revenues of approximately $143,000 and $208,000, respectively, for the six months ended June 30, 2003. This resulted in a positive gross margin of approximately $16,000 for the six months ended June 30, 2004, which is an approximately $82,000 improvement over the gross margin deficit of approximately
$65,000 reported for the six months ended June 30, 2003. This change is primarily attributable to our 110% increase in revenues for the period ended
June 30, 2004 as compared to the period ended June 30, 2003. This increase was offset by additional costs associated with moving to a new laboratory facility in August 2003 and costs of additional laboratory personnel required to handle the substantial increase in testing volumes versus the prior period.

Our selling, general and administrative expenses for the six months ended June
30, 2004 were approximately $310,000, versus selling, general and administrative expenses of approximately $175,000 for the six months ended June 30, 2003. This increase was primarily due to an increase in sales and management headcount to support the growth of our operations. Interest expense for the six months ended
June 30, 2004 was approximately $44,000, compared to approximately $13,000 of interest reported for the six months ended June 30, 2004. Interest expense is primarily comprised of interest payable on advances under our Credit Facility as well as interest payable on advances from other related parties and the increase is primarily a result of our increased borrowing.

Liquidity and Capital Resources

During the six months ended June 30, 2004, our operating activities used approximately $315,000 in cash. This amount primarily represented cash used to pay general and administrative expenses associated with our operations and fund our working capital needs. We also spent approximately $13,000 on new equipment.
We were able to finance operations and equipment purchases primarily through the sale of equity securities and net advances under our Credit Facility, which together provided approximately $494,000 over the six months ended June 30,
2004. At June 30, 2004, we had cash and cash equivalents of approximately
$191,000.

On April 15, 2003, we entered into equity and debt financing agreements with
Medical Venture Partners and its principals. Under the terms of the equity agreements, affiliates of Medical Venture Partners purchased 13,927,062 shares of our common stock for $0.01 per share which resulted in net proceeds to the company of $114,271 after deducting transaction expenses of approximately
$25,000. As a result of these equity transactions, the Company experienced a change of control. Under the terms of the debt financing agreements, MVP 3, LP, a partnership controlled by Medical Venture Partners, agreed to make available up to $1.5 million of debt financing in the form of a revolving credit facility
(the "Credit Facility").

Under the terms of the Credit Facility, our advances are limited, at any given time, to the sum of i) 50% of our net property, plant and equipment; (ii) 80% of our accounts receivable that are less than 90 days old; and (iii) $500,000 that is not tied to any specific collateral. Interest under the revolving credit agreement is payable monthly at the prime rate plus 8.0%. As of June 30, 2004, we had approximately $739,000 in principal amount outstanding under the Credit
Facility.

Over the next twelve months, we plan to finance our operations through cash on hand, sales of equity securities and borrowings under the Credit Facility with
MVP 3. While we believe that, based on our current business plan, these sources will be sufficient to finance our operations over the next twelve months, there can be no assurance that we will have sufficient cash on hand or be able to realize a sufficient amount of capital from the sale of equity securities or have sufficient availability under our Credit Facility to fund our operations.
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

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

    NONE

Item 2. Changes in Securities

Between March 31 and June 30, 2004, we sold 1,400,000 shares of our common stock at $0.25/share, which generated net proceeds to the Company, after deducting certain transaction expenses, of approximately $345,000. These shares are initially restricted shares, however, the Company has agreed to use its reasonable best efforts to file with the SEC within 180 days after any transaction, and cause to become effective thereafter, a resale registration statement covering such shares.

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

                Date:   July 21, 2004             /s/ Thomas H. White
                                                  Thomas H. White
                                                  Chief Executive and
                                                  Principal Financial Officer

