Form 10QSB
period 2004-09-30
NEOGENOMICS INC
filed 2004-11-12
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934.

               For the quarterly period ended September 30, 2004.

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

                                YES ( X ) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 29, 2004.

                                   21,539,416

Transitional Small Business Disclosure Format:
                                 YES ( ) NO (X)

                                NeoGenomics, Inc.

                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheet as of September 30, 2004.........     4

         Consolidated Statements of Operations for the three
         and nine months ended Sept 30, 2004 and 2003 ...............     5

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2004 and 2003....................     6

         Notes to Consolidated Financial Statements..................     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (including cautionary statement)..    11

Item 3.  Controls and Procedures.....................................    15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................    16
Item 2.  Changes in Securities.......................................    16
Item 3.  Defaults Upon Senior Securities.............................    16
Item 4.  Submission of Matters to a Vote of Securities Holders.......    16
Item 5.  Other Information...........................................    16
Item 6.  Exhibits and Reports on Form 8-K............................    16

Signatures                                                               17

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

                                NeoGenomics, Inc.

                        CONSOLIDATED BALANCE SHEET AS OF
                               September 30, 2004
                                   (unaudited)

________________________________________________________________________________

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $     323,604
  Accounts receivable (net of allowance
   for doubtful accounts of $3,454)                               66,347
  Inventories                                                      6,222
  Other current assets                                            10,883
    Total current assets                                         407,056

PROPERTY AND EQUIPMENT (net of accumulated
 depreciation of $150,648)                                       347,251

OTHER ASSETS - Deposits                                            2,681

TOTAL                                                      $     756,988
                                                           ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                      $      10,978
     Deferred revenue                                            110,000
     Accrued and other liabilities                                44,128
     Due to affiliates                                           728,666
       Total current liabilities                                 893,772

STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value, 100,000,000
      shares authorized; 21,539,416 shares
      issued and outstanding                                      21,539
     Additional paid-in capital                                9,555,140
     Deficit                                                  (9,713,463)
       Total stockholders' deficit                              (136,784)

TOTAL                                                      $     756,988
                                                           ==============

________________________________________________________________________________
See notes to consolidated financial statements.

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

_____________________________________________________________________________________________

                                   For the        For the        For the         For the
                                 Nine-Months    Nine-Months    Three-Months    Three-Months
                                   Ended          Ended           Ended           Ended
                                  Sept 30,       Sept 30,        Sept 30,        Sept 30,
                                    2004           2003            2004            2003

REVENUE                       $    422,254    $    233,418    $    121,859     $    90,240

COST OF REVENUE                    417,133         335,634         132,773         127,418

GROSS (DEFICIT) PROFIT               5,121        (102,216)        (10,914)        (37,178)

OTHER OPERATING EXPENSES:
Selling, general and
 administrative                    447,510         263,730         137,091          88,390
Interest expense                    66,820          25,769          22,851          12,546
 Total other operating
  expenses                         514,330         289,499         159,942         100,936

NET INCOME (LOSS)             $   (509,209)   $   (391,715)   $   (170,856)   $   (138,114)
                              =============   =============   =============   =============

NET INCOME (LOSS) PER SHARE-
Basic and Diluted             $      (0.03)   $      (0.03)   $      (0.01)   $      (0.01)
                              =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING -

  Basic and Diluted             19,350,912      13,015,319      20,785,612      18,449,416

                              =============   =============   =============   =============

_____________________________________________________________________________________________
See notes to consolidated financial statements.

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

________________________________________________________________________________
                                                  For the            For the
                                                Nine-Months        Nine-Months
                                                   Ended              Ended
                                                  Sept 30,           Sept 30,
                                                   2004                2003
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $  (509,209)     $  (391,715)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
   Depreciation                                      64,908           36,831
   Provision for bad debts                           12,694           12,299
   Non-cash expenses                                      -           30,346
 Changes in assets and liabilities, net:
   (Increase) decrease in accounts
    receivables, net of write-offs                  (15,179)         (21,088)
   (Increase) decrease in inventory                   4,370            5,767
   (Increase) decrease in pre-paid expenses          (2,217)          (7,315)
   (Increase) decrease in other current assets       (6,040)           2,000
   (Increase) decrease in deposits                    4,540            3,916
   Increase (decrease) in due to bank                     -          (13,518)
   Increase (decrease) in deferred revenues               -                -
   Increase (decrease) in accounts payable
    and other liabilities                           (61,069)         (54,428)

NET CASH (USED IN) PROVIDED BY OPERATING
 ACTIVITIES                                        (507,202)        (396,905)

CASH FLOWS FROM INVESTING ACTIVITIES -
 Purchases of property and equipment                (14,473)         (28,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from affiliates, net                       80,000          351,334
 Issuances of common stock, net
  of transaction expenses                           740,228          114,271

NET CASH PROVIDED BY FINANCING ACTIVITIES           820,228          465,605

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   298,553           39,742

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       25,051                -

CASH AND CASH EQUIVALENTS, END OF PERIOD        $   323,604      $    39,742
                                                ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Interest paid                                  $    86,474      $     3,695
                                                ============     ============

 Income taxes paid                              $         -      $         -
                                                ============     ============

________________________________________________________________________________
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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2003 contained in our Form 10-KSB.

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

NOTE B - GOING CONCERN

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we expect to have ongoing requirements for substantial additional capital investment to implement our business plan. Since our inception, our operations have been funded through private equity and debt, and we expect to continue to seek additional funding through private or public equity and debt. As discussed in Note C, in connection with this matter, in April 2003, we secured a commitment from a related entity to provide us with $1.5 million of debt financing in the form of a revolving credit facility. In addition, as discussed at Note D, during the period January
1, 2004 through September 30, 2004 we raised approximately $760,000 from the sale of our common stock, and we anticipate selling additional shares in the future. Finally, we have begun to ramp up our laboratory operations and generate operating revenues. However, there can be no assurance that cash generated from operating and financing activities will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

During 2003, we paid $72,500 to one of our Directors for various consulting work in connection with helping to organize and manage our financial affairs. During the nine months ended September 30, 2004, we incurred and paid $44,000 to this same Director for his continued services.

During 2002, we borrowed funds from the Naples Women's Center ("NWC"), a company owned by our Chairman, to meet our short-term cash needs. These amounts were advanced to us with a stated interest rate of 8% and an initial maturity date of
October 2004. At September 30, 2004, we owed NWC approximately $28,700 under this arrangement which amount remains outstanding as of the date of this 10-QSB.

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

Under the terms of the Credit Facility, we are able to borrow up to $500,000 on an unsecured basis, plus an amount not exceeding 80% of our "eligible" accounts receivable (as defined) and 50% of our net furniture and equipment balance. At
September 30, 2004 we owed MVP 3, LP $700,000 under the Credit Facility and had approximately $7,400 of due, but unpaid interest in our accounts payable balance. Advances are secured by substantially all of the assets in the accompanying consolidated balance sheet; however such security interest is subordinate to the first security interest we granted to Fifth Third Bank, an unrelated financial institution that has entered into a separate loan agreement with MVP 3, LP and its principals. The Company is also a guarantor of certain parts of this indebtedness with Fifth Third Bank. The Credit Facility matures on
March 31, 2005 and all amounts outstanding thereunder (including any unpaid interest) are due at that time.

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

NOTE D - EQUITY FINANCING TRANSACTIONS

During the nine months ended September 30, 2004, we sold 3,040,000 shares of our common stock in a series of private placements at $0.25/share to unaffiliated third party investors. These transactions generated net proceeds to the Company of approximately $740,000 after deducting certain transaction expenses. Under the terms of the stock purchase agreements used in these transactions, the
Company has agreed to use its reasonable best efforts to file with the SEC within 180 days of any transaction, and to cause to be declared effective thereafter, a resale registration statement which includes the shares purchased by such third party investors. As of October 30, 2004, the Company had not filed such resale registration statement with the SEC and is in breach of such provision under two of the stock purchase agreements executed with third party investors. The Company currently anticipates filing such resale registration statement by year-end.

NOTE E - STOCK OPTIONS

During the nine months ended September 30, 2004, options to purchase 50,000 shares of stock were exercised for an aggregate exercise price of $3,500. Also during this period, the Company agreed to issue 895,000 new stock options. The options, which were granted at prices that equaled the trading value of our common stock on the date of the grants, carry a weighted average exercise price of $0.23/share and vest according to both the passage of time and meeting certain performance milestones.

NOTE F - SUBSEQUENT EVENTS

Subsequent to September 30, 2004 our Board of Directors authorized the issuance of up to 200,000 stock warrants in connection with a one year consulting contract with vesting based on the passage of time as well as the meeting of certain performance criteria. In addition, our Board of Directors also authorized the issuance of up to 100,000 incentive stock options in connection with the appointment of an independent director for the Company.

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

     1.   Development of a clinicallaboratory  to offer routine cytogenetics and molecular biology testing services;and

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

Comparison of the Medical Testing Laboratory Market Segments:
___________________________________________________________________________________________________
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
                                                                            Molecular Geneticist
   Level of Automation               High                 None                   Moderate
  Diagnostic in Nature            Usually Not              Yes                      Yes
 Types of Diseases Tested        Many Possible       Primarily Cancer         Rapidly Growing
Estimated  Revenue/Test (1)      $5 - $35/Test        $25 - $400/Test         $200 - $800/Test
 Estimated Size of Market      $25 - $30 Billion   $6.0 - $7.0  Billion      $1.0 - $2.0 Billion
 Estimated Annual Growth
      Rate of Market               4.0 -5.0%             6.0 -7.0%                 25.0 - 40+%
___________________________________________________________________________________________________

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

The following discussion and analysis should be read in conjunction with the financial statements for the three and nine months ended September 30, 2004, included with this Form 10-QSB. Readers are also referred to the cautionary statement, which addresses forward-looking statements made by us.

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

Results of Operations for the Three Months ended September 30, 2004 as Compared to the Three Months ended September 30, 2003

During the three months ended September 30, 2004, we generated revenues and costs of revenues of approximately $122,000 and $133,000, respectively, versus revenues and costs of revenues of approximately $90,000 and $127,000, respectively for the three months ended September 30, 2003. This resulted in a gross margin deficit of approximately $11,000 for the three months ended
September 30, 2004, which is a 70% improvement over the gross margin deficit of approximately $37,000 reported for the three months ended September 30, 2003.
This change is primarily attributable to our 35% increase in revenues for the period ended September 30, 2004 as compared to the period ended September 30,
2003. This increase was offset by additional costs associated with moving to a new laboratory facility in August 2003, which is included for the entire three month period ending September 30, 2004. We believe our gross margin will continue to improve as we perform more tests. During the most recent quarter, we further increased our penetration into existing referral sources for cytogentics tests, which helped to offset the historical reduction in testing volumes attributable to seasonality issues associated with our geographic market.
However, penetration into new referral sources during the three month period ending September 30, 2004 was impacted by the unprecedented four hurricanes that hit Florida during August and September 2004.

Our selling, general and administrative expenses for the most recent quarter were approximately $137,000, versus selling, general and administrative expenses of approximately $88,000 for the three months ended September 30, 2003. This increase was primarily due to an increase in headcount to support the growth of our operations. Interest expense for the most recent quarter was approximately
$23,000, compared to approximately $13,000 of interest reported for the three months ended September 30, 2003. Interest expense is primarily comprised of interest payable on advances under our Credit Facility as well as interest payable on advances from other related parties and the increase is primarily a result of our increased borrowing.

Results of Operations for the Nine Months ended September 30, 2004 as Compared to the Nine Months ended September 30, 2003

During the nine months ended September 30, 2004, we generated revenues and costs of revenues of approximately $422,000 and $417,000, respectively, versus revenues and costs of revenues of approximately $233,000 and $336,000, respectively, for the nine months ended September 30, 2003. This resulted in a positive gross margin of approximately $5,000 for the nine months ended
September 30, 2004, which is an approximately $107,000 improvement over the gross margin deficit of approximately $102,000 reported for the nine months ended September 30, 2003. This change is primarily attributable to our 81%
increase in revenues for the period ended September 30, 2004 as compared to the period ended September 30, 2003. This increase was offset by additional costs associated with moving to a new laboratory facility in August 2003 and costs of additional laboratory personnel required to handle the substantial increase in testing volumes versus the prior period.

Our selling, general and administrative expenses for the nine months ended
September 30, 2004 were approximately $448,000, versus selling, general and administrative expenses of approximately $264,000 for the nine months ended
September 30, 2003. This increase was primarily due to an increase in sales and management headcount to support the growth of our operations. Interest expense for the nine months ended September 30, 2004 was approximately $67,000, compared to approximately $26,000 of interest reported for the nine months ended
September 30, 2004. Interest expense is primarily comprised of interest payable on advances under our Credit Facility as well as interest payable on advances from other related parties and the increase is primarily a result of our increased borrowing.

Liquidity and Capital Resources

During the nine months ended September 30, 2004, our operating activities used approximately $507,000 in cash. This amount primarily represented cash used to pay general and administrative expenses associated with our operations and fund our working capital needs. We also spent approximately $14,000 on new equipment.
We were able to finance operations and equipment purchases primarily through the sale of equity securities and net advances under our Credit Facility, which together provided approximately $820,000 over the nine months ended September
30, 2004. At September 30, 2004, we had cash and cash equivalents of approximately $324,000.

During the nine months ended September 30, 2004, we sold 3,040,000 shares of our common stock in a series of private placements at $0.25/share to unaffiliated third party investors. These transactions generated net proceeds to the Company of approximately $740,000 after deducting for certain transaction expenses.
Under the terms of the stock purchase agreements used in these transactions, the
Company has agreed to use its reasonable best efforts to file with the SEC within 180 days of any transaction, and to cause to be declared effective thereafter, a resale registration statement which includes the shares purchased by such third party investors. As of October 30, 2004, the Company had not filed such resale registration statement with the SEC and is in breach of such provision under two of the stock purchase agreements executed with third party investors. The Company currently anticipates filing such resale registration statement by year-end.

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

Under the terms of the Credit Facility, our advances are limited, at any given time, to the sum of i) 50% of our net property, plant and equipment; (ii) 80% of our accounts receivable that are less than 90 days old; and (iii) $500,000 that is not tied to any specific collateral. Interest under the revolving credit agreement is payable monthly at the prime rate plus 8.0%. As of September 30,
2004, we had approximately $700,000 in principal amount outstanding under the
Credit Facility.

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

Staffing

We plan to increase our work force. Currently, we have six full-time and two part-time employees and three consultants that provide services to the Company.
We plan to add additional laboratory technicians and research scientists to assist us in handling a greater volume of tests and to perform sponsored research projects. In addition, we intend to continue building our sales force in an effort to sustain our sales growth, as well as add personnel in management, accounting, and administrative functions.

Item 3 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

    NONE

Item 2.  Changes in Securities

During the nine months ended September 30, 2004, we sold 3,040,000 shares of our common stock at $0.25/share, which generated net proceeds to the Company, after deducting certain transaction expenses, of approximately $740,000. These shares are initially restricted shares, however, the Company has agreed to use its reasonable best efforts to file with the SEC within 180 days after any transaction, and cause to become effective thereafter, a resale registration statement covering such shares. In addition, during the nine months ended
September 30, 2004, options to purchase 50,000 shares were exercised for an aggregate exercise price of $3,500.

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

                                                NEOGENOMICS, INC.

     Date:   November 10, 2004              /s/ Thomas H. White
                                                 Thomas H. White
                                               Chief Executive and
                                            Principal Financial Officer

