Form 10KSB
period 2004-12-31
NEOGENOMICS INC
filed 2005-04-15
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                   FORM 10-KSB

    (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934.

                      For the Year Ended December 31, 2004

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
                                      NONE

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such other shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X - Yes _ No

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X -

The issuer's revenues for the most recent fiscal year were approximately
$558,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant at April 15, 2005 was approximately $3,717,626 (Based on 8,449,149 shares held by non-affiliates and a closing share price of $0.44/share on April
13, 2005). Shares of common stock held by each officer and director and by each person who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of April 15, 2005, 22,017,657 shares of common stock were outstanding.

                   Documents Incorporated By Reference - NONE

            Transitional small business disclosure format. _ Yes X No

                                     PART I

FORWARD-LOOKING STATEMENTS

        This Form 10-KSB contains "forward-looking statements" relating to
NeoGenomics, Inc., a Nevada corporation (referred to individually as the "Parent
Company" or collectively with all of its subsidiaries as the "Company" in this
Form 10-KSB), which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or
"continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

        Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

        NeoGenomics, Inc., a Nevada corporation (referred to individually as the
"Parent Company" or collectively with all of its subsidiaries as the "Company"
in this Form 10-KSB) is the registrant for SEC reporting purposes. The Parent
Company was originally incorporated as American Communications, Enterprises,
Inc. in October 1998. In November 2001, following a reverse acquisition of
NeoGenomics, Inc, a Florida corporation (referred to as "NeoGenomics" or the
"Operating Subsidiary" in this Form 10-KSB), the Parent Company changed its name to NeoGenomics, Inc. as well.

        The Company operates a medical testing laboratory and research facility based in Fort Myers, Florida that is targeting the rapidly growing genetic and molecular testing segment of the medical laboratory market. Our common stock is listed on the NASDAQ Over-the Counter Bulletin Board (the "OTCBB") under the symbol "NGNM." Our business plan features two concurrent objectives:

        1. Development of a clinical laboratory to offer cytogenetics, FISH, Flow
           Cytometry and molecular biology testing services; and

        2. Development of a research laboratory to offer sponsored research services to other companies that are seeking to develop genomic products that will determine the genetic basis for female and neonatal diseases, cancers and other forms of disease.

        NeoGenomics' vision is to merge a high-end genetics and molecular testing laboratory with ongoing research activities to help bridge the gap between clinical medicine and genomic research. We believe that this combination could allow the Company to speed the process of discovery and innovation and develop new advanced testing methods to identify the genetic and molecular causes of disease. Over the last 5 years, advances in technology and genetic research, including the complete sequencing of the human genome, have made possible a whole new set of tools to diagnose and treat diseases. This has opened up a vast opportunity for laboratory companies that are positioned to address this growing market segment.

        We believe genetic/molecular testing is the newest and fastest growing subset of the laboratory market. Genetic testing or "cytogenetics" involves analyzing chromosomes taken from the nucleus of cells and looking for abnormalities in a process called karyotyping. A karyotype evaluates the entire
46 human chromosomes by number and banding patterns to identify abnormalities associated with disease. Examples of cytogenetic testing include bone marrow testing to diagnose various types of leukemia and lymphoma, and amniocentesis testing of pregnant women to diagnose genetic anomalies such as Down syndrome in a fetus. Molecular biology involves testing for even more specific causes of diseases based on very small alterations in cellular biology and DNA. Examples of common molecular biology testing include screening for paternity, cystic fibrosis or Tay-Sachs disease.

        Both cytogenetics and molecular biology have become important and highly-accurate diagnostic tools over the last five years. New tests are being developed rapidly, thus this market segment is expanding rapidly.
Genetic/molecular testing requires very specialized equipment and credentialed individuals (typically PhD level) to certify the results. The following chart shows the differences between the genetic/molecular segment and other segments of the medical laboratory testing market. Up until about five years ago, the genetic/molecular segment was considered to be part of the Anatomic Pathology segment, but given its rapid growth, many industry veterans now break genetic/molecular testing out into its own segment.

COMPARISON OF THE MEDICAL LABORATORY MARKET SEGMENTS (1)

             Attributes                      Clinical              Anatomic Pathology            Genetic/Molecular
        Testing Performed On               Blood, Urine               Tissue/Cells             Chromosomes/Molecules
               Volume                          High                       Low                           Low
       Physician Involvement                    Low                High - Pathologist                   Low
     Malpractice Ins. Required                  Low                       High                          Low
      Other Professionals Req.                 None                       None               Cyto/Molecular geneticist
        Level of Automation                    High                   Low-Moderate                    Moderate
        Diagnostic in Nature                Usually Not                   Yes                           Yes
      Types of Diseases Tested             Many Possible         Primarily to Rule out            Rapidly Growing
                                                                         Cancer
       Typical per Price/Test              $5 - $35/Test            $25 - $500/Test              $200 - $1,000/Test
      Estimated Size of Market           $25 - $30 Billion        $8.0 - $10.0 Billion          $3.0 - $4.0 Billion
     Est. Growth Rate of Market              4.0 -5.0%            6.0 - 7.0% Annually           25.0 - 40+% Annually

      Established Competitors            Quest Diagnostics         Quest Diagnostics              Genzyme Genetics
                                              LabCorp               LabCorp/US Labs              Quest Diagnostics
                                         Bio Reference Lab           Genzyme/Impath              LabCorp/Esoterics
                                          Specialty Labs               Ameripath                 Major Universities
                                         DSI Laboratories          Local Pathologists
                                           Hospital Labs
                                           Regional Labs

(1) Derived from industry analyst reports and Company estimates

        Our initial focus is on the oncology and advanced natology testing markets.
We target oncologists that perform bone marrow sampling and obstetricians and perinatologists that perform amniocentesis testing and other natology screening tests. Historically, our clients have been predominantly located in Florida.
Beginning in January 2005, based on the experience of our new President, we began targeting large institutional clients in the Eastern United States. As we grow, we anticipate offering additional tests that will allow us to more broadly penetrate the oncology and advanced natology testing markets as well as broaden our focus from genetic and molecular biology testing to more traditional types of anatomic pathology testing that are complementary to our current test offerings. We estimate our current and total potential market for each of the above mentioned geographies and sectors is as follows:

                                                       Florida        Southeast U.S.       Total U.S.
Total Oncology Testing Market
Population over 55 years old (millions) (1) (2)           4.6                11.5               60.6
Total Cancer Testing Market ($, MMs) (3)            $   583.7          $  1,588.2       $    8,208.2

Approx % of Market NGNM Currently Addresses (4)           40%                 40%                40%
NGNM Current Addressable Market ($, MMs)            $   233.5          $    635.3       $    3,283.3

Advanced Natology Testing Market (5)
Total # of New Births (1)                             210,122             704,163          4,026,538
Total Natology Advanced Testing Market ($, MMs) (3) $    42.0          $    140.8       $      805.3

Approx % of Market NGNM Currently Addresses (4)           35%                 35%                35%
NGNM Current Addressable Market ($, MMs)            $    14.7          $     49.3       $      281.9

_______________________________________
1. US Census Bureau estimates for 2002
2. 76% of all new cancers are reported in people age 55 or older. Source:
   American Cancer Society.
3. Company estimate
4. NeoGenomics intends to increase the % of the overall market it can address by offering more types of tests.
5. Does not include all prenatal testing, just those tests that are applicable to NeoGenomics strategy.

        We compete in the marketplace based on the quality and accuracy of our test results, our turn-around times and our ability to provide after-test support to those physicians requesting consultation. We believe our average 3-5 day turn-around time on oncology-related cytogenetics tests is helping to increase the usage patterns of cytogenetics tests by our referring oncologists and hematopathologists. Based on anecdotal information, we believe that cyotgenetics labs typically have 10-21 day turn-around times on average with some labs running as high as 21 days. Traditionally, longer turn-around times for cytogenetics tests have resulted in fewer tests being ordered since there is an increased chance that the test results will not be returned within an acceptable diagnostic window when other adjunctive diagnostic test results are available.
We believe our turn-around times result in our referring physicians requesting more of our testing services in order to augment or confirm other diagnostic tests, thereby giving us a significant competitive advantage in marketing our services against those of other competing laboratories.

        We have an opportunity to add additional types of tests to our product offering. We believe that by doing so we may be able to capture increases in our testing volumes through our existing customer base as well as more easily attract new customers via the ability to bundle our testing services more appropriately to the needs of the market. For instance, initial testing for most hematological cancers yields total revenue ranging from approximately $1,500 -
$2,500/case and is generally comprised of cytogenetic, flouresence in-situ hybridization (FISH), flow cytometry, and morphology testing. Until recently, we only performed cytogenetic testing in-house, which averaged approximately $500 of revenue per case. In December 2004, we added FISH testing to our product offering, and in February 2005, we began offering flow cytometry testing services. We believe that with the addition of these two new testing platforms, we will nearly double our average revenue per oncology case.

        We believe this bundled offering approach could drive large increases in our revenue and afford the Company significant synergies and efficiencies in our operations, sales and marketing activities.

                                                          Avg. Rev/Test

       Cytogenetics                                         $400-$600
       Fluorescence In Situ Hybridization (FISH)            $200-$400

       Flow cytometry
          - Technical component                            $400-$600
          - Professional component                         $100-$200
       Morphology                                          $400-$700
          Total                                        $1,500-$2,500

        In addition to clinical testing, we also engage in sponsored research activities. Our planned research initiatives are focused on the underlying genetic causes of female diseases. Cancers and other diseases of the ovary, uterus, cervix, and breast all have an underlying genetic basis. Identifying the genetic changes unique to these diseases will allow us to develop tests to identify which individuals are at increased genetic risk of developing these diseases. We plan to collaborate with pharmaceutical and other healthcare companies to develop intellectual property that can be a source of revenue. In addition, we hope to develop proprietary tests that will allow for accurate screening and early detection of various female and other genetic diseases.

        NeoGenomics was founded by Dr. Michael T. Dent in June of 2001. Dr. Dent is the founder and primary physician of an OB/GYN practice in Southwest Florida. In
November of 2001, NeoGenomics became a publicly-traded company by reverse merging into American Communications Enterprises, Inc, which was a shell corporation at the time. During 2002, we assembled our initial staff and began clinical testing operations. In 2003, we obtained new venture capital sponsorship through Medical Venture Partners, LLC, a related entity, and moved to a much larger, state-of-the art laboratory facility in Fort Myers, Florida.
In January 2005, we hired our President, Robert Gasparini. Mr. Gasparini has considerable experience in building genetic and molecular laboratory companies.

Business of NeoGenomics

Services

        We operate a medical testing and research laboratory located in Fort Myers,
Florida. We provide genetic and molecular testing services for the following purposes:

        o To find out if a person is a carrier of a certain disease.

        o To learn if a person has an inherited predisposition to a certain disease, like breast or ovarian cancer (also known as susceptibility testing).

        o To help expecting parents identify whether their unborn child will have a genetic disease or disorder (prenatal testing).

        o To confirm the diagnosis of certain diseases or disorders (for example, leukemia and Down Syndrome).

        We currently offer three types of services: cytogenetics testing, molecular biology testing and sponsored research services:

        Cytogenetics Testing. Cytogenetics testing is routinely used to identify genetic abnormalities in pregnancy, as well as hematologic cancers. Most of our cytogenetics testing is chromosome analysis done through a process called karyotyping, which is an analysis of the chromosomes in a single cell from one individual. Currently, we offer the following types of cytogenetics tests, each of which is performed on different types of biological samples: bone marrow tests to assist in the diagnosis of leukemia and lymphoma, amniocentesis tests to assist in the diagnosis of prenatal genetic anomalies such as Down syndrome, products of conception tests to assist in determining the causes of miscarriage during pregnancy, and various other specialty tests.

        We believe that historically cytogenetics testing by large national laboratories and other competitors has taken anywhere from 10-14 days on average to obtain a complete diagnostic report. We believe that as a result of this, many practitioners have refrained from ordering such tests because the results traditionally were not returned within an acceptable diagnostic window. We have designed our business operations in order to complete our cytogenetics tests for most types of biological samples and produce a complete diagnostic report and make it available electronically within 3-5 days. We believe these turnaround times are among the best in the industry. Furthermore, we believe that as we continue to demonstrate these turnaround times to customers and the awareness of the benefits of cytogenetics testing continues to increase, more and more practitioners will incorporate cytogenetics testing into their diagnostic regimes and thus drive incremental growth in our business.

        As an adjunct to traditional chromosome analysis, we offer Fluorescence In
Situ Hybridization (FISH) testing and flow cytometry testing to expand the capabilities of routine chromosome analysis in cancer and prenatal testing. FISH testing permits preliminary identification of the most frequently occurring numerical chromosomal abnormalities in a relatively rapid manner. FISH, was originally used as an additional staining method (the colorization of chromosomes to highlight markers and abnormalities) for metaphase analysis
(cells in a divided state after they are cultured), but is now being applied to interphase chromosome analysis (uncultured, single cells). During the past 5 years, FISH testing has begun to demonstrate its considerable diagnostic potential. The development of molecular probes by using DNA sequences of differing sizes, complexity, and specificity, coupled with technological enhancements (direct labeling, multicolor probes, computerized signal amplification, and image analysis) make FISH a powerful investigative and diagnostic tool. Although FISH has great potential in a variety of cytogenetics studies, particular attention has been focused on its use in prenatal diagnosis of chromosomal anomalies, because of the speed with which results are attainable
(traditional amniocentesis tests take 7-10 days to complete).

        Molecular Biology Testing. Molecular biology testing involves testing DNA and other molecular structures to screen for and diagnose single gene disorders such as cystic fibrosis and Tay-Sachs disease as well as hematological cancers.
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

        Sponsored Research. The planned focus of our research initiatives is on the underlying genetic causes of female diseases. Cancers and other diseases of the ovary, uterus, cervix, and breast all have an underlying genetic basis.
Identifying the genetic sequences unique to these diseases will allow us to develop tests to identify which individuals are at increased genetic risk of developing these diseases. We plan to collaborate with pharmaceutical and other healthcare companies to develop intellectual property that can be a source of revenue. In addition, we hope to develop proprietary tests that will allow for accurate screening and early detection of various female and other genetic diseases. In order to facilitate our research initiatives, we have formed alliances with Naples Women's Center, Naples Community Hospital, and Florida
Gynecologic Oncology for the purpose of collecting blood and tissue study samples to perform research projects and help identify bio-markers for the underlying presence of disease states. We plan to begin collecting such samples during 2005.

        Bio-markers are unique sequences of proteins which categorically indicate the presence of a disease condition and provide a mechanism for measuring the severity of the condition. In the event we are able to discover disease specific bio-markers, we believe that we can develop tests that will verify and quantify the relevant disease states. We believe such tests would have a potentially wide application for obstetricians and gynecologists worldwide to help them reduce risks to both mother and baby. We have purchased a protein chip mass spectrometer to facilitate our discovery of potential proteins that may be associated with such female diseases.

Target Markets and Customers

        We have initially targeted all oncologists in southern and central Florida that perform bone marrow sampling. Recently, we started serving clients outside of Florida. In addition, we are currently servicing a few select obstetricians that perform amniocentesis testing. We intend to continue to expand our client base in this area over the next six months and to gradually expand our market presence into northern Florida and continue our expansion along the East Coast.
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

        The Company currently offers cytogenetics testing and flow cytometry testing. Management believes that by offering both of these tests together as a bundled product while maintaining its industry leading turnaround times, the
Company can increase its testing volumes and its average revenue per case.
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

        Prenatal Testing: A prenatal genetic test is an optional medical test available to women who are considered to be at increased risk for having children with a chromosomal abnormality or an inherited genetic condition.
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
Currently these tests carry a risk of miscarriage. Depending on the mother's age and other factors, amniocentesis causes miscarriage in between 1 in 200 and 1 in
400 cases, and CVS has a risk of 1 in 100. We believe that new non-invasive genetic tests will be developed over the next 3-5 years that will significantly reduce this risk of miscarriage and that prenatal genetic testing will increase as a result. In fact, as part of the Company's planned research initiatives, we are exploring whether to conduct research in support of developing a non-invasive amniocentesis test, which we believe could virtually eliminate miscarriage as a result of this type of test.

        Historically, prenatal testing is offered to pregnant women over age 35 they have increased risks of having children with chromosomal abnormalities. For example, a 35-year-old woman has about a 1 in 200 chance of having a baby with a chromosomal abnormality like Down syndrome. A 40-year-old woman has closer to 1 in 50 chance. Current advances in genetic research make it possible to determine more and more conditions through prenatal testing, and we expect more institutional sponsorship of such prenatal testing in the coming years.

        In addition to oncologists and obstetricians, we have identified the following other potential customers for our cytogenetics and molecular biology testing services:

        1. Local perinatologists (specialists in high-risk pregnancies) and genetic counselors;
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

        Our competitors in the United States are numerous and include major medical testing laboratories and biotechnology research companies. Many of these competitors have more extensive research and development, regulatory, and production capabilities. Many competitors have greater financial resources.

These companies may succeed in developing products and services that are more effective than any that we have or may develop and may also prove to be more successful than we are in marketing such products and services. In addition, technological advances or different approaches developed by one or more of our competitors may render our products obsolete, less effective or uneconomical.

        We estimate that the United States market for cytogenetics and molecular biology testing is divided among approximately 300 laboratories, many of which offer both types of testing. Of this total group, less than 20 laboratories market their services nationally. We believe that the industry as a whole is still quite fragmented, with the top 20 laboratories accounting for approximately 50% of market revenues.

        Currently there are no other cytogenetics and molecular biology testing facilities in the Southwest Florida region. Most large labs currently have their customers in this area send their samples via an express mail service to regional centers, which can be as far away as California. We intend to gain a significant market presence in the Southwest Florida region by offering faster turnaround times due to the proximity to our customers and high-quality test reports. In addition, we are in the process of developing a fully integrated and interactive web site that will enable us to report real time results to customers in a secure environment.

Suppliers

        The Company orders its laboratory and research supplies from large national laboratory supply companies such as Fisher Scientific, Inc. and Physicians Sales and Service Corp. and does not believe any disruption from any one supplier would have a material effect on its business.

Dependence on Major Customers

        We currently market our services to major hospitals and doctor's practices in southern and central Florida as well as selected other accounts on the East
Coast. During 2004, we performed 1,152 individual cytogenetics and molecular biology tests. Approximately 91% of these tests were performed on bone marrow specimens. In addition, approximately 16.6% of our total tests were ordered by
Doctors with patients in the Naples Community Hospital system. In the event the
Naples Community Hospital system started offering a competing cytogenetics test capability in-house that could match our turnaround times at a competitive price, we would potentially lose a significant percentage of our revenues. -

Trademarks

        Our NeoGenomics logo has been trademarked with the United States Patent and
Trademark Office.

Number of Employees

        As of March 31, 2005, we had nine employees, all of which were full-time employees. In addition, our principal financial officer, acting chief operating officer, laboratory director and our pathologist serve as consultants to the
Company on a part-time basis. Unions represent none of our employees and we believe our employee relations are good.

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
Our laboratory may not pass inspections conducted to ensure compliance with CLIA
`88 or with any other applicable licensure or certification laws. The sanctions for failure to comply with CLIA `88 or state licensure requirements might include the inability to perform services for compensation or the suspension, revocation or limitation of the labs' CLIA `88 certificate or state license, as well as civil and/or criminal penalties.

Regulation of Genetic Testing. In 2000, the Secretary of Health and Human
Services Advisory Committee on Genetic Testing published recommendations for increased oversight by the Centers for Disease Control and the FDA for all
genetic testing. This committee continues to meet and discuss potential regulatory changes, but no additional formal recommendations have been issued.

        With respect to genetic therapies, which may become part of our business in the future, in addition to FDA requirements, the National Institutes of Health has established guidelines providing that transfers of recombinant DNA into human subjects at NIH laboratories or with NIH funds must be approved by the NIH
Director. The NIH has established the Recombinant DNA Advisory Committee to review gene therapy protocols. Although we do not currently offer any gene therapy services, if we decide to enter this business in the future, we would expect that all of our gene therapy protocols will be subject to review by the
Recombinant DNA Advisory Committee.

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

        We will seek to structure our arrangements with physicians and other customers to be in compliance with the anti-kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel. However, we are unable to predict how these laws will be applied in the future, and the arrangements into which we enter could become subject to scrutiny thereunder.

        In February 1997 (as revised in August 1998), the OIG released a model compliance plan for laboratories that is based largely on corporate integrity agreements negotiated with laboratories that had settled enforcement action brought by the federal government related to allegations of submitting false claims. We have adopted aspects of the model plan that we deem appropriate to the conduct of our business. This adoption may have an impact on the utilization of our services.

Confidentiality

        The Health Insurance Portability and Accountability Act of 1996 ("HIPAA")
contains provisions that affect the handling of claims and other patient information that are, or have been, transmitted electronically. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to healthcare providers, which include physicians and clinical laboratories. Rules implementing various aspects of
HIPAA are continuing to be developed. National standards for electronic healthcare transactions were published by HHS on August 17, 2000. The regulations establish standard data content and formats for submitting electronic claims and other administrative health transactions. All healthcare providers will be able to use the electronic format to bill for their services and all health plans and providers will be required to accept standard electronic claims, referrals, authorizations, and other transactions. Under the regulation, all electronic claims transactions must follow a single standardized format. All health plans, providers and clearinghouses had to comply with the standards by October 2003. Failure to comply with this rule could result in significant civil and/or criminal penalties. Despite the initial costs, the use of uniform standards for all electronic transactions is leading to greater efficiency in processing claims and in handling health care information.

        On December 28, 2000, HHS published rules governing the use of individually identifiable health information. The regulation protects certain health information ("protected health information" or "PHI") transmitted or maintained in any form or medium, and requires specific patient consent for the use of PHI for purposes of treatment, payment or health care operations. For most other uses or disclosures of PHI, the rule requires that covered entities (healthcare plans, providers and clearinghouses) obtain a valid patient authorization. For purposes of the criminal and civil penalties imposed under Title XI of the
Social Security Act, the current date for compliance is 2003. Complying with the
Standards, Security and Privacy rules under HIPAA requires significant effort and expense for virtually all entities that conduct healthcare transactions electronically and handle patient health information. We believe we are in compliance with applicable HIPAA regulations regarding the confidentiality of protected health information.

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

Risk Factors

        We are subject to various risks that may materially harm our business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline or we may be forced to cease operations.

We Have A Limited Operating History Upon Which You Can Evaluate Our Business

        The Company commenced revenue operations in 2002 and is just beginning to generate meaningful revenue. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based.
The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the rapidly evolving market for healthcare and medical laboratory services. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified personnel, implement and successfully execute its sales strategy, develop and market additional services, and upgrade its technological and physical infrastructure in order to scale its revenues.
The Company may not be successful in addressing such risks. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible. The Company currently expects to significantly increase its operating expenses to expand its operations. As a result of the foregoing factors, the Company expects that it may incur losses for at least the next twelve months and, depending on the success of the
Company's products and services in the marketplace, for potentially an even longer period.

We May Not Be Able To Implement The Company's Business Strategies Which Could
Impair Our Ability to Continue Operations

        Implementation of the Company's business strategies will depend in large part on the Company's ability to (i) attract a significant number of customers;
(ii) effectively introduce acceptable products and services to the Company's customers; (iii) obtain adequate financing on favorable terms to fund the
Company's business strategies; (iv) maintain appropriate procedures, policies, and systems; (v) hire, train, and retain skilled employees; (vi) continue to operate with increasing competition in the medical laboratory industry; (vii)
establish, develop and maintain name recognition; and (viii) establish and maintain beneficial relationships with third-party insurance providers and other third party payers. The Company's inability to obtain or maintain any or all these factors could impair its ability to implement its business strategies successfully, which could have material adverse effect on its results of operations and financial condition.

We May Be Unsuccessful In Managing Our Growth Which Could Prevent the Company
From Becoming Profitable

        While it may not be realized, the Company is planning for significant growth for the foreseeable future. The Company's growth may place a significant strain on the Company's management, financial, and operating resources. Failure to manage this growth effectively could have a material adverse effect on the
Company's financial condition or results of operations. Part of the Company's business strategy may be to acquire assets or other companies that will complement the Company's existing business. The Company is unable to predict whether or when any material transaction will be completed should negotiations commence. If the Company proceeds with any such transaction, the Company may not effectively integrate the acquired operations with the Company's own operations.
The Company may also seek to finance any such acquisition by debt financings or issuances of equity securities and such financing may not be available on acceptable terms or at all.

We May Incur Greater Costs Than Anticipated, Which Could Result in Sustained
Losses

        The Company used reasonable efforts to assess and predict the expenses necessary to pursue its business plan. However, implementing the Company's business plan may require more employees, capital equipment, supplies or other expenditure items than management has predicted. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than Company estimates, which could result in sustained losses.

We May Face Fluctuations in Results of Operations Which Could Negatively Affect
Our Business Operations and We are Subject to Seasonality in our Business

        As a result of the Company's limited operating history and the relatively limited information available on the Company's competitors, the Company may not have sufficient internal or industry-based historical financial data upon which to calculate anticipated operating expenses. Management expects that the
Company's results of operations may also fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, (i) the continued rate of growth, usage and acceptance of the Company's products and services; (ii) demand for the Company's products and services; (iii) the introduction and acceptance of new or enhanced products or services by us or by competitors; (iv) the Company's ability to anticipate and effectively adapt to developing markets and to rapidly changing technologies; (v) the Company's ability to attract, retain and motivate qualified personnel; (vi) the initiation, renewal or expiration of significant contracts with the Company's major clients; (vii) pricing changes by us, our suppliers or our competitors;
(viii) seasonality; and (ix) general economic conditions and other factors.
Accordingly, future sales and operating results are difficult to forecast. The
Company's expenses are based in part on the Company's expectations as to future revenues and to a significant extent are relatively fixed, at least in the short-term. The Company may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to the Company's expectations would have an immediate adverse impact on the Company's business, results of operations and financial condition. In addition, the Company may determine from time to time to make certain pricing or marketing decisions or acquisitions that could have a short-term material adverse effect on the Company's business, results of operations and financial condition and may not result in the long-term benefits intended. Furthermore, in Florida, currently our primary referral market for lab tests, a meaningful percentage of the population returns to homes in the
Northern U.S. to avoid the hot summer months. This results in seasonality in our business. We estimate that our operating results during the second and third quarter of each year will be somewhat impacted by these seasonality factors until such time as we can generate more clients from outside of Florida. Because of all of the foregoing factors, the Company's operating results could be less than the expectations of investors in future periods.

We Substantially Depend Upon Third Parties for Payment of Services, Which Could
Have A Material Adverse Affect On Our Cash Flows And Results Of Operations

        The Company is a clinical medical laboratory that provides medical testing services to doctors and hospitals on patient specimens that are sent to the
Company. In the case of most specimen referrals that are received from patients that are not in-patients at a hospital or institution, the Company generally has to bill the patient's insurance company or a government program for its services. As such it relies on the cooperation of numerous third party payers, including but not limited to Medicare, Medicaid and various insurance companies, in order to get paid for performing services on behalf of the Company's clients.
Wherever possible, the amount of such third party payments is governed by contractual relationships in cases where the Company is a participating provider for a specified insurance company or by established government reimbursement rates in cases where the Company is an approved provider for a government program such as Medicare. However, the Company does not have a contractual relationship with many of the insurance companies with whom it deals, nor is it necessarily able to become an approved provider for all government programs. In such cases, the Company is deemed to be a non-participating provider and there is no contractual assurance that the Company is able to collect the amounts billed to such insurance companies or government programs. Currently, the
Company is not a participating provider with the majority of the insurance companies it bills for its services. Until such time as the Company becomes a participating provider with such insurance companies, there can be no contractual assurance that the Company will be paid for the services it bills to such insurance companies, and such third parties may change their reimbursement policies for non-participating providers in a manner that may have a material adverse affect on the Company's cash flow or results of operations.

Our Business Is Subject To Rapid Scientific Change, Which Could Have A Material
Adverse Affect On Our Operations

        The market for genetic and molecular biology testing products and services is characterized by rapid scientific developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements.
The Company's future success will depend in significant part on its ability to continually improve its offerings in response to both evolving demands of the marketplace and competitive product offerings, and the Company may be unsuccessful in doing so.

The Market For Our Services Is Highly Competitive, Which Could Have A Material
Adverse Affect On Our Business, Results Of Operations And Financial Condition

        The market for genetic and molecular biology testing services is highly competitive and competition is expected to continue to increase. The Company competes with other commercial medical laboratories in addition to the in-house laboratories of many major hospitals. Many of the Company's existing competitors have significantly greater financial, human, technical and marketing resources than the Company. The Company's competitors may develop products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings. The Company may not be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, results of operations and financial condition.

Our Failure to Manage Potential Growth May Impair Our Ability To Become
Profitable

        The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. To manage its potential growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. Most of the Company's management has joined the
Company within the last twelve months or plans to join the Company shortly.
These individuals have not previously worked together and are in the process of integrating as a management team. The Company may not be able to effectively manage the expansion of its operations and the Company's systems, procedures or controls may not be adequate to support the Company's operations. The Company's management may not be able to achieve the rapid execution necessary to fully exploit the market opportunity for the Company's products and services. Any inability to manage growth could have a material adverse effect on the Company's business, results of operations potential profitability and financial condition.

We Face The Risk of Capacity Constraints, Which Could Have A Material Adverse
Affect On Our Business, Results Of Operations And Financial Condition

        We compete in the market place primarily on three factors: a) the quality and accuracy of our test results; b) the speed or turn-around times of our testing services; and c) our ability to provide after-test support to those physicians requesting consultation. Any unforeseen increase in the volume of customers could strain the capacity of our personnel and systems, which could lead to inaccurate test results, unacceptable turn-around times, or customer service failures. In addition, as the number of customers and cases increases, the Company's products, services, and infrastructure may not be able to scale accordingly. Any failure to handle higher volume of requests for the Company's products and services could lead to the loss of established customers and have a material adverse effect on the Company's business, results of operations and financial condition.

        If we produce inaccurate test results, our customers may choose not to use us in the future. This could severally harm our operations. In addition, based on the importance of the subject matter of our tests, inaccurate results could result in improper treatment of patients, and potential liability for the
Company.

We May Fail to Deliver Timely Results to Customers, Which Could Have A Material
Adverse Affect On Our Business, Results Of Operations And Financial Condition

        The Company's operations are dependent in part upon its ability to protect its laboratory operations against physical damage from fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple site capacity in the event of any such occurrence, nor does it have an emergency back-up generator in place at its main laboratory location that can mitigate the effects of a prolonged power outage. The occurrence of any of these events could result in interruptions, delays or cessations in service to Customers, which could have a material adverse effect on the Company's business, results of operations and financial condition.

The Steps Taken By The Company To Protect Its Proprietary Rights May Not Be
Adequate

        The Company regards its copyrights, trademarks, trade secrets and similar intellectual property as critical to its success, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The steps taken by the Company to protect its proprietary rights may not be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress and similar proprietary rights. In addition, other parties may assert infringement claims against the Company.

We are Dependent on Key Personnel and Need to Hire Additional Qualified
Personnel

        The Company's performance is substantially dependent on the performance of its senior management and key technical personnel. In particular, the Company's success depends substantially on the continued efforts of its senior management team, which currently is composed of a small number of individuals who only recently joined the Company. The Company does not carry key person life insurance on any of its senior management personnel. The loss of the services of any of its executive officers, its laboratory director or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company.

        The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel.
Competition for such personnel is intense and the Company may not be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material and adverse effect upon the Company's business, results of operations and financial condition.

The Failure to Obtain Necessary Additional Capital to Finance Growth and Capital
Requirements, Could Adversely Affect The Company's Business, Financial Condition
and Results of Operations

        The Company anticipates that it will require additional capital to meet its business plan. Additionally, the Company may seek to exploit business opportunities that require more capital than what is currently planned. In the event the Company's existing credit facility is not sufficient to meet its capital needs, the Company may be forced to raise additional capital from equity or debt sources. The Company may not be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the
Company may be required to reduce the scope of its anticipated expansion, which could adversely affect the Company's business, financial condition and results of operations.

The Failure to Comply With Significant Government Regulation and Laboratory
Operations May Subject The Company to Liability, Penalties or Limitation of
Operations

        As discussed in the Government Regulation section of our business description, the Company is subject to extensive state and federal regulatory oversight. Our laboratory may not pass inspections conducted to ensure compliance with CLIA `88 or with any other applicable licensure or certification laws. The sanctions for failure to comply with CLIA `88 or state licensure requirements might include the inability to perform services for compensation or the suspension, revocation or limitation of the labs' CLIA `88 certificate or state license, as well as civil and/or criminal penalties. In addition, any new legislation or regulation or the application of existing laws and regulations in ways that we don't anticipate could have a material adverse effect on the
Company's business, results of operations and financial condition.

        In addition, existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical and anatomic laboratories, and their referral sources, including physicians, hospitals and other laboratories. Certain provision of these laws, known as the "anti-kickback law" and the "Stark Laws", contain extremely broad proscriptions. Violation of these laws may result in criminal penalties, exclusion from Medicare and
Medicaid, and significant civil monetary penalties. We will seek to structure our arrangements with physicians and other customers to be in compliance with the anti-kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel. However, we are unable to predict how these laws will be applied in the future and the arrangements into which we enter may become subject to scrutiny thereunder.

        Furthermore, the Health Insurance Portability and Accountability Act of
1996 ("HIPAA") and other state laws contains provisions that affect the handling of claims and other patient information that are, or have been, transmitted electronically and regulate the general disclosure of patient records and patient health information. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to healthcare providers, which include physicians and clinical laboratories. While we believe we have complied with the Standards, Security and Privacy rules under
HIPAA and state laws, an audit of our procedures and systems could find deficiencies. Such deficiencies, if found, could have a material adverse effect on the Company's business, results of operations and financial condition and subject us to liability.

We Are Subject to Security Risks Which Could Harm Our Operations

        Despite the implementation of various security measures by the Company, the
Company's infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or others. Computer viruses, break-ins or other security problems could lead to interruption, delays or cessation in service to the Company's customers. Further, such break-ins whether electronic or physical could also potentially jeopardize the security of confidential information stored in the computer systems of the Company's customers and other parties connected through the Company, which may deter potential customers and give rise to uncertain liability to parties whose security or privacy has been infringed. A significant security breach could result in loss of customers, damage to the Company's reputation, direct damages, costs of repair and detection, and other expenses. The occurrence of any of the foregoing events could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company Is Controlled by Existing Shareholders And Therefore Other
Shareholders Will Not Be Able to Direct The Company

        The majority of the Company's shares and thus voting control of the Company is held by a relatively small group of shareholders. Because of such ownership, those shareholders will effectively retain control of the Company's Board of
Directors and determine all of the Company's corporate actions. In addition, the
Company and shareholders owning 15,651,030 shares, or approximately 71% of the
Company's shares outstanding as of April 15, 2005 have executed a Shareholders'
Agreement that, among other provisions, gives Aspen Select Healthcare, LP, our largest shareholder, the right to elect three out of the seven directors authorized for our Board, and nominate one mutually acceptable independent director. Accordingly, it is anticipated that Aspen Select Healthcare, LP and other parties to the Shareholders' Agreement will continue to have the ability to elect a controlling number of the members of the Company's Board of Directors and the minority shareholders of the Company may not be able to elect a representative to the Company's Board of Directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

No Foreseeable Dividends

        The Company does not anticipate paying dividends on its common shares in the foreseeable future. Rather, the Company plans to retain earnings, if any, for the operation and expansion of Company business.

There Is No Guarantee of Registration Exemption for Recently Completed Sales of
Unregistered Stock, Which Could Result In The Liquidation of the Company

        Over the last twelve months, the Company has sold approximately 3.5 million shares of unregistered stock in various private placements to accredited investors. These sales were made in reliance upon the "private placement"
exemption from registration provided by Section 4(2) of the Securities Act of
1933, as amended, and Rule 506 of Regulation D promulgated pursuant thereto.
Reliance on this exemption does not, however, constitute a representation or guarantee that such exemption is indeed available.

        If for any reason these sales are deemed to be a public offering of the
Company's shares (and if no other exemption from registration is available), the sale of the offered shares would be deemed to have been made in violation of the applicable laws requiring registration of the offered shares and the delivery of a prospectus. As a remedy in the event of such violation, each purchaser of the offered shares would have the right to rescind his or her purchase of the offered shares and to have his or her purchase price returned. If such a purchaser requests a return of his or her purchase price, funds might not be available for that purpose. In that event, liquidation of the Company might be required. Any refunds made would reduce funds available for the Company's working capital needs. A significant number of requests for rescission would probably cause the Company to be without funds sufficient to respond to such requests or successfully to proceed with the Company's activities successfully.

The Company Does Not Have Any Specific Plans to Use Proceeds of Recently Sold
Securities And Therefore The Funds May Not Improve The Company's Operations

        The Company has not designated any specific use for the net proceeds from the recent sales by the Company of restricted equity securities or for the proceeds received by the Company from advances under the Company's revolving credit facility. Rather, the Company intends to use the net proceeds primarily for general corporate purposes, including working capital and potential investments in new revenue producing activities. Accordingly, management will have significant flexibility in applying the net proceeds of such equity sales or advances under the revolving credit facility and this application may not increase revenue or otherwise lead to profitability.

ITEM 2. DESCRIPTION OF PROPERTY

        Our laboratory and executive offices are located in a 5,200 square foot facility at 12701 Commonwealth Drive, Suite 9, Fort Myers, FL 33913. We lease this space from an unaffiliated third party under a three year lease agreement on a month to month basis at a cost of approximately $6,300/month.

ITEM 3. LEGAL PROCEEDINGS

        The Company is currently a defendant in one lawsuit from a former employee relating to compensation related claims. The Company does not believe this lawsuit is material to its operations or financial results and intends to vigorously pursue its defense of the matter.

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

    QUARTER                    HIGH BID                            LOW BID

1st Quarter 2004                $1.22                              $0.05
2nd Quarter 2004                $0.74                              $0.30
3rd Quarter 2004                $0.45                              $0.20
4th Quarter 2004                $0.70                              $0.18

1st Quarter 2003                $1.00                              $0.35
2nd Quarter 2003                $0.55                              $0.04
3rd Quarter 2003                $0.10                              $0.06
4th Quarter 2003                $0.13                              $0.045

        The above table is based on over-the-counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction. All historical data was obtained from the BigCharts.com web site.

        As of March 31, 2004 there were 359 stockholders of record of the common stock. We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth and therefore, do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

        During 2004, we sold 3,040,000 shares of our common stock in a series of private placements at $0.25/share to unaffiliated third party investors. These transactions generated net proceeds to the Company of approximately $740,000 after deducting certain transaction expenses. These transactions involved the issuance of unregistered stock to accredited investors in transactions that we believed were exempt from registration under Rule 506 promulgated under the
Securities Act of 1933.

        On January 3, 2005, we issued 27,288 shares of common stock under the
Company's 2003 Equity Incentive Plan to two employees of the Company in satisfaction of $6,822 of accrued, but unpaid vacation.

        On March 23, 2005, the Company entered into a Loan Agreement with Aspen
Select Healthcare, LP ("Aspen") to provide up to $1.5 million of indebtedness pursuant to a credit facility (the "Credit Facility"). As part of the Credit
Facility transaction, the Company also issued to Aspen a five year Warrant to purchase up to 2,500,000 shares of its common stock at an exercise price of
$0.50/share.

        During the period January 1, 2005 to March 31, 2005, we sold 450,950 shares of our common stock in a series of private placements at $0.30/share and
$0.35/share to unaffiliated third party investors. These transactions generated net proceeds to the Company of approximately $146,000. These transactions involved the issuance of unregistered stock to accredited investors in transactions that we believed were exempt from registration under Rule 506 promulgated under the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans (a)

                                 Number of securities to be     Weighted average exercise    Number of securities
                                  issued upon exercise of          price of outstanding       remaining available
       Plan Category           outstanding options, warrants      options, warrants and       for future issuance
                                         and rights                       rights

Equity compensation plans
approved by security holders              882,329                          $0.16                    1,221,613

Equity compensation plans
not approved by security
holders                                     N/A                              N/A                        N/A

                       Total              882,329                            N/A                    1,221,613

(a) As of December 31, 2004. Currently, the Company's 2003 Equity Incentive Plan
is the only equity compensation plan in effect.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction.

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein.
The information contained below includes statements of Company's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward Looking Statements", which information is incorporated herein by reference.

Critical Accounting Policies

        The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

        Our critical accounting policies are those where we have made difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

        o Revenue Recognition
        o Accounts Receivable

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

Results of Operations for the twelve months ended December 31, 2004 as compared to the twelve months ended December 31, 2003

        During the fiscal year ended December 31, 2004, our revenues increased approximately 51% to $558,000 from $370,000 during the fiscal year ended
December 31, 2003, primarily as a result of attracting new customers to our services and increasing the volume of services sold to existing customers.
During 2004, our cost of revenue increased approximately 20% to $577,000 from
$482,000 in 2003, primarily as a result of additional costs associated with hiring more laboratory personnel to support our increased testing volumes as well as increased costs as a result of opening new lines of business. This resulted in a gross margin deficit of approximately $19,000 in 2004 versus a gross margin deficit of approximately $112,000 for 2003. In percentage terms, our gross margin deficit decreased from negative 30% of revenue in 2003 to negative 3% of revenue in 2004. We expect our gross margin to improve significantly and turn positive in 2005 as a result of our expected increase in sales and as we begin to experience the benefit of economies of scale on our costs.

        During 2004, our general and administrative expenses increased by approximately 86% to $711,000 from approximately $383,000 in 2003, primarily as a result of higher personnel and personnel-related expenses associated with increased levels of staffing. General and administrative expenses include all of our overhead and technology expenses as well as the cost of our management and sales personnel. Interest expense increased approximately 117% during 2004 to
$89,000 from $41,000 in 2003. Interest expense is mainly comprised of interest payable on advances from our credit facility from MVP 3, LP, which have increased to fund our losses.

        As a result of the foregoing, our net loss increased by 53% or $283,000 to
$819,000 in 2004 from $536,000 in 2003. Our net loss per share was $0.04 for the year ended December 31, 2004 and the year ended December 31, 2003.

        During the twelve months ended December 31, 2004, our average revenue per test increased by 8% from approximately $448 to approximately $484. Revenues per test are a function of both the nature of the test and the payer (Medicare,
Medicaid, third party insurer, institutional client etc.). Our policy is to record as revenue the amounts that we expect to collect based on published or contracted amounts and/or prior experience with the payer. We have established a reserve for uncollectible amounts based on estimates of what we will collect from a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) co-payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers. On December 31, 2004, our
Allowance for Doubtful Accounts reserve was approximately $8,700.

Liquidity and Capital Resources

        During the fiscal year ended December 31, 2004, our operating activities used approximately $658,000 in cash. This amount primarily represented cash used to pay the expenses associated with our operations as well as fund our working capital needs. We also spent approximately $86,000 on new equipment We were able to finance operations and equipment purchases primarily through net advances on our credit facility of approximately $91,000 and equity sales to third parties, net of transaction expenses, of approximately $740,000. This resulted in net cash from financing activities of approximately $832,000 for the year ended
December 31, 2004. At December 31, 2004 and April 13, 2005, we had cash or cash equivalents of approximately $113,000, and $102,000 respectively.

        On April 15, 2003, we entered into a revolving credit facility with MVP 3,
LP ("MVP 3"), a partnership controlled by certain of our shareholders. Under the terms of the agreement MVP 3, LP agreed to make available up to $1.5 million of debt financing with a stated interest rate of prime + 8% and such credit facility had an initial maturity of March 31, 2005. At December 31, 2004, we owed MVP 3, approximately $740,000 under this loan agreement, which is classified as "Due to affiliates" under the current liabilities section of our balance sheet. This obligation was repaid in full on March 23, 2005

        On March 23, 2005, we entered into an agreement with Aspen Select
Healthcare, LP (formerly known as MVP 3, LP) to refinance our existing indebtedness of $740,000 and provide for additional liquidity of up to $760,000 to the Company. Under the terms of the agreement, Aspen Select Healthcare, LP
("Aspen"), a Naples, Florida-based private investment fund will make available up to $1.5 million of debt financing in the form of a revolving credit facility
(the "Credit Facility") with an initial maturity of March 31, 2007. Aspen is managed by its General Partner, Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics.

        Under the terms of the Credit Facility, we are able to borrow up to 80% of
"eligible" accounts receivable, 50% of our net furniture and equipment balance, secured by substantially all of our assets, and up to $500,000 on an unsecured basis until April 30, 2005 and up to $1,000,000 on an unsecured basis after
April 30, 2005. The interest rate on the Credit Facility is prime + 6.0%, payable monthly in arrears. With respect to this agreement, we are subject to the following restrictive covenants: (i) we are not to incur indebtedness outside of this agreement in excess of $50,000 without written authorization of
Aspen, (ii) we cannot declare or pay any dividend on our common stock, and (iii)
we are also subject to other general covenants typical of an instrument of this kind. As part of the Credit Facility transaction, the Company also issued to
Aspen a five year Warrant to purchase up to 2,500,000 shares of its common stock at an exercise price of $0.50/share.

        At the present time, we have limited cash resources. We do not anticipate that we will generate significant cash flow from operating activities until late
2005. As a result, we anticipate that we will require approximately $200,000 to
$300,000 of additional working capital financing during the next twelve months in order to meet our working capital requirements during this period. We currently plan to finance our operations through borrowings under our Credit
Facility with Aspen. Advances under this Credit Facility are limited, at any given time, based on a formula contained in the loan agreement. The Company may not be eligible to obtain all of its working capital funding needs from Aspen or another source. If the Company is unable to obtain such funding, the Company will be required to curtail or discontinue operations.

Capital Expenditures

        We currently forecast capital expenditures for the coming year in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $200,000 to $300,000 of additional capital equipment during the next twelve months. We plan to fund these expenditures through borrowings under our Credit Facility with Aspen and through traditional lease financing from equipment lessors. We may not be eligible to obtain all of our capital equipment funding needs from Aspen or another source.
If we are unable to obtain such funding, we will be required to curtail our equipment purchases, which may have an impact on our ability to generate revenues.

Recent Accounting Pronouncements - SFAS 123(R) `Share-Based Payments'

In December 2004, the Financial Accounting Standards Board issued Statement
Number 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We will be required to apply FAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt
FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005, unless such date of adoption is delayed by the SEC. We intend to adopt FAS 123(R) when it becomes required to do so. Since the majority of options and warrants outstanding as of
December 31, 2004 were vested, we believe that the biggest impact from this change in accounting treatment will come from expensing newly awarded options and warrants.

Staffing

        Currently, we have nine full-time employees and four part-time consultants.
During 2005, we plan to add additional laboratory technologists and laboratory assistants to assist us in handling a greater volume of tests and to perform sponsored research projects. In addition, we intend to continue building our sales force in an effort to sustain our sales growth, as well as add personnel in management, accounting, and administrative functions. The number of such additional personnel and their salaries will be determined by the volume of business we are generating and the availability of adequate financial resources to pay the salaries of such personnel.

ITEM 7.  FINANCIAL STATEMENTS

                                NEOGENOMICS, INC.

                     Consolidated Financial Statements as of
                    December 31, 2004 and for the years ended
                         December 31, 2004 and 2003 and
             Report of Independent Registered Public Accounting Firm

                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page

Report of Independent Registered Public Accounting Firm             31

Consolidated Financial Statements:

Balance Sheet as of December 31, 2004.                              32

Statements of Operations for the years ended December 31, 2004
   and 2003.                                                        33

Statements of Stockholders' Equity (Deficit) for the years ended
   December 31, 2004 and 2003.                                      34

Statements of Cash Flows for the years ended December 31, 2004
   and 2003.                                                        35

Notes to Financial Statements                                       36

                     [Letterhead of Kingery & Crouse, P.A.]

REPORT INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of NeoGenomics, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheet of NeoGenomics, Inc.
and subsidiary (collectively the "Company"), as of December 31, 2004, and the
related consolidated statements of operations, stockholders' equity (deficit)
and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31,
2004, and the results of its operations and its cash flows for the years ended
December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

Kingery & Crouse, P.A.

April 14, 2005
Tampa, FL

                                NEOGENOMICS, INC.

               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
     Cash                                                     $     112,548
     Accounts receivable (net of allowance for doubtful
       accounts of $8,707)                                           56,491
     Inventory                                                       15,122
     Other                                                           12,121
          Total current assets                                      196,282

FURNITURE AND EQUIPMENT (net of accumulated depreciation of
    $137,313)                                                       393,036

OTHER ASSETS - Deposits                                               2,681

TOTAL                                                         $     591,999
                                                              ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                         $      96,210
     Accrued and other liabilities                                   72,444
     Deferred revenue                                               110,000
     Due to affiliates                                              740,000
          Total current liabilities                               1,018,654

STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value, (100,000,000 shares
        authorized; 21,539,416 shares issued and outstanding)        21,539
     Additional paid-in capital                                   9,603,664
     Deferred stock compensation                                    (28,620)
     Accumulated deficit                                        (10,023,238)
          Total stockholders' deficit                              (426,655)

TOTAL                                                         $     591,999
                                                              ==============

________________________________________________________________________________

See notes to consolidated financial statements.

                                NEOGENOMICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
_________________________________________________________________________________

                                                    2004                2003

NET REVENUE                                   $      558,074       $     369,972

COST OF REVENUE                                      576,867             481,593

GROSS MARGIN (DEFICIT)                               (18,793)           (111,621)

OTHER OPERATING EXPENSES:
General and administrative                           710,771             382,711
Interest expense                                      89,421              41,431
   Total other operating expenses                    800,192             424,142

NET LOSS                                      $     (818,985)      $    (535,763)
                                              ===============      ==============

NET LOSS PER SHARE  - Basic and
   Diluted                                    $        (0.04)      $       (0.04)
                                              ===============      ==============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING -
   Basic and Diluted                              19,901,028          14,385,009
                                              ===============      ==============

_________________________________________________________________________________

See notes to consolidated financial statements.

                                NEOGENOMICS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

____________________________________________________________________________________________________________________________________

                                                  Common        Common    Additional    Deferred
                                                  Stock         Stock      Paid-In        Stock       Accumulated
                                                  Shares        Amount     Capital     Compensation     Deficit          Total

BALANCES, DECEMBER 31, 2002                      4,482,354     $  4,482   $ 8,687,353   $      -     $   (8,668,490)  $    23,345

Contribution of services and office space                -            -        30,345          -                  -        30,345
Common stock issuances                          13,927,062       13,927       125,344          -                  -       139,271
Transaction fees and expenses                            -            -       (27,800)         -                  -       (27,800)
Common stock issuance for service                   40,000           40         2,760          -                  -         2,800
Net loss                                                 -            -             -          -           (535,763)     (535,763)

BALANCES, DECEMBER 31, 2003                     18,449,416       18,449     8,818,002          -         (9,204,253)     (367,802)

Common stock issuances                           3,040,000        3,040       756,960          -                  -       760,000
Transaction fees and expenses                            -            -       (23,272)         -                  -       (23,272)
Options exercised                                   50,000           50          3450          -                  -         3,500
Warrants issued for services                             -            -         6,224          -                  -         6,224
Deferred stock compensation related to
  warrants issued for services                           -            -        42,300    (42,300)                 -             -
Amortization of deferred stock compensation              -            -             -     13,680                  -        13,680
Net loss                                                 -            -             -          -           (818,985)     (818,985)

BALANCES, DECEMBER 31, 2004                     21,539,416     $ 21,539   $ 9,603,664   $ 28,620     $  (10,023,238)  $  (426,655)
                                               ============    =========  ============  =========    ===============  ============
____________________________________________________________________________________________________________________________________

See notes to consolidated financial statements.

                                NEOGENOMICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
________________________________________________________________________________

                                                       2004           2003

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $ (818,985)    $ (535,763)
 Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation                                         90,583         48,037
  Amortization of deferred stock compensation          13,680              -
  Stock based compensation and consulting               6,224              -
  Provision for bad debts                              28,959         16,378
  Other non-cash expenses                                   -         30,346
 Changes in assets and liabilities, net:
  (Increase) Decrease in accounts receivable, net     (21,589)       (40,158)
  (Increase) Decrease in Inventory                     (4,529)         8,713
  (Increase) Decrease in other current assets          (9,495)          (627)
  (Increase) Decrease in deposits                       4,540         (3,305)
  Increase (Decrease) in due to bank                        -        (13,518)
  Increase (Decrease) in deferred revenues                  -         10,000
  Increase (Decrease) in accounts payable and
     accrued and other liabilities                     52,479        (52,469)

   NET CASH USED IN OPERATING ACTIVITIES             (658,133)      (532,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net            (85,932)       (63,188)

   NET CASH USED IN INVESTING ACTIVITIES              (85,932)       (63,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliates, net                        91,334        506,334
  Issuances of common stock for cash, net of
    transaction expenses                              740,228        114,271

   NET CASH PROVIDED BY FINANCING ACTIVITIES          831,562        620,605

NET INCREASE IN CASH AND CASH EQUIVALENTS              87,497         25,051

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           25,051              -

CASH AND CASH EQUIVALENTS, END OF YEAR             $  112,548     $   25,051
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                      $  119,777     $    9,456
                                                   ===========    ===========

Income taxes paid                                  $        -     $        -
                                                   ===========    ===========
________________________________________________________________________________

See notes to consolidated financial statements.

                                NEOGENOMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

NeoGenomics, Inc. ("NEO" or the "Subsidiary") was incorporated under the laws of the state of Florida on June 1, 2001 and on November 14, 2001 agreed to be acquired by American Communications Enterprises, Inc. ("ACE", or the "Parent").
ACE was formed in 1998 and succeeded to NEO's name on January 3, 2002 (NEO and
ACE collectively referred to as "we", "us", "our" or the "Company").

Through December 31, 2002, we were considered to be a development stage (as defined in Financial Accounting Standards Board Statement No. 7), company organized for the principal purpose of developing a genetic and molecular biology testing and genomic research center. We commenced our planned principal operations in 2003, which include operating a medical testing and research laboratory in Fort Myers, Florida. We currently market our services to major hospitals and doctors' practices principally in southern and central Florida.
However, we also have customers outside of the state of Florida.

On April 4, 2003, we amended our articles of incorporation to (1) effect a one-for-100 reverse split, (2) reduce the authorized number of common shares from 500,000,000 to 100,000,000, and (3) authorize 10,000,000 shares of preferred stock for future issuance, with such terms, restrictions and limitations as may be established by the Board of Directors.

As a result of the above, all references to the number of shares and par value in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the April 2003 reverse stock split as though all such changes had been completed as of June 1, 2001.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the
Parent and the Subsidiary. All significant intercompany accounts and balances have been eliminated in consolidation.

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

Concentrations of Credit Risk

We grant credit without collateral to our customers, most of whom are either covered by Medicare or insured under third-party payer agreements or are patients at hospitals whom we institutionally bill for services. As of December
31, 2004, approximately 37% and 13% of our receivables were from Medicare and
Naples Community Hospital System ("NCHS"), respectively.

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

Financial Instruments

We believe the book value of our financial instruments included in our current assets and liabilities approximates their fair values due to their short-term nature.

Furniture and equipment

Furniture and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is provided using the straight-line method over the assets' estimated useful lives.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We evaluated our long-lived assets during 2004 and determined that they were not impaired at of December 31, 2004.

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
Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods for furniture and equipment.

Stock-Based Compensation

We account for equity instruments issued to employees for services based on the intrinsic value of the equity instruments issued and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

We have adopted Statement of Financial Accounting Standards No. 148 "Accounting
for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). This
statement amends FASB statement No. 123, "Accounting for Stock Based
Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provisions of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by
SFAS No. 148, we continue to apply the intrinsic value method under Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees," to account for our stock-based employee compensation arrangements.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Net Loss Per Common Share

We compute loss per share in accordance with Financial Accounting Standards
Statement No. 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting
Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2004 and December 31, 2003, which consisted of employee stock options and certain warrants issued to consultants, were excluded from diluted net loss per common share calculations as of such date because they were anti-dilutive.

Recent Pronouncements

FIN 46 - Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, (revised in December 2003 as FIN46R)
"Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements,
to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. The adoption of FIN 46R had no impact on our financial statements as we do not have any variable interests in variable interest entities.

SFAS 150 - Accounting for Certain `Financial Instruments with Characteristics of
Both Liabilities and Equity

In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with
Characteristics of Both Liabilities and Equity," was issued to establish new standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an entity classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement was effective when issued for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for calendar year public companies for the third quarter of 2003.
The adoption of SFAS 150 had no impact on our financial statements.

SFAS 132 - Employers' Disclosures about Pensions and Other Postretirement
Benefits

In December 2003, FASB Statement No. 132 (revised) was issued which prescribes the required employers' disclosures about pension plans and other postretirement benefit plans; but it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. Since we do have any types of pension plans or other postretirement benefits, the adoption of this Statement did not have an effect on our financial statements.

SFAS 123(R) `Share-Based Payments'

In December 2004, the Financial Accounting Standards Board issued Statement
Number 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We will be required to apply FAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt
FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005, unless such date of adoption is delayed by the SEC. We intend to adopt FAS 123(R) when it becomes required to do so. Since the majority of options and warrants outstanding as of
December 31, 2004 were vested, we believe that the biggest impact from this change in accounting treatment will come from expensing newly awarded options and warrants (including options issued pursuant to the employment agreement discussed at Note F)

SFAS 153 - Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29

In December 2004, FASB Statement No. 153 was issued amending APB Opinion No. 29 to eliminate the exception allowing nonmonetary exchanges of similar productive assets to be measured based on the carrying value of the assets exchanged as opposed to at their fair values. This exception was replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after the June 15, 2005. The adoption of this statement did not have a material impact on our financial statements.

SFAS - 146 Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task
Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee
Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 had no impact on our financial statements.

FIN- 45 Guarantor's Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued FASB Interpretation ("FIN") 45 "Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this
Interpretation are applied prospectively to guarantees issued or modified after
December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by us. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 has no impact on the Company's financial statements

NOTE B - LIQUIDITY

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2004, we had working capital and stockholders' deficits of approximately $822,000 and
$426,000 respectively. However, subsequent to December 31, 2004, we enhanced our working capital as we replaced the due to affiliate of $740,000 included in current liabilities with indebtedness that does not mature until March 31, 2007
(see Note I). We believe this debt facility, which allows for unsecured borrowings of $1,000,000 after April 30, 2005, and improving operations, will provide adequate capital to fund our operations and growth for 2005 and beyond.
As such, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at December 31, 2004:

Equipment                                          $ 486,739
Furniture & Fixtures                                  33,110
Leasehold Improvements                                10,500
         Subtotal                                    530,349

Less accumulated depreciation and amortization      (137,313)
Property and Equipment, net                        $ 393,036
                                                   ==========

NOTE D - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidated statements of operations.
Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements.

Since our incorporation, we have incurred net operating losses for income tax purposes of approximately $2,150,000 (the significant difference between this amount, and our deficit of $10,023,000, arises primarily from certain stock based compensation that is considered to be a permanent difference). Because of certain "change in control" provisions of the Internal Revenue Code, a portion of these net operating loss carryforwards will be limited as they expire in various years through the year ended December 31, 2024. However, we have established a valuation allowance to fully reserve the related deferred income tax asset as such asset did not meet the required asset recognition standard established by SFAS 109.

At December 31, 2004 our net non-current deferred income tax asset (assuming an effective income tax rate of approximately 39%) consisted of the following:

Net non-current deferred income tax asset:               Amounts

Net operating loss carryforwards                       $   841,000
Accumulated depreciation                                   (76,000)
Less valuation allowance                                  (765,000)

Total                                                  $         -
                                                       ============

The income tax benefit consists of the following for the years ended December
31, 2004 and 2003:

                                                2004          2003

Current                                     $        -     $       -
Deferred                                       274,000       208,800
Change in valuation allowance                 (274,000)     (208,800)
                                            $        -     $       -
                                            ===========    ==========

NOTE E - INCENTIVE STOCK OPTIONS AND AWARDS

Our 2003 Equity Incentive Plan provides for the granting of stock options and awards to officers, directors, employees and consultants. We are authorized to grant awards for up to 10% of our issued and outstanding common stock, which equated to 2,153,942 shares of our common stock as of December 31, 2004. As of
December 31, 2004, option and stock awards totaling 882,329 shares were outstanding and there were commitments to grant additional awards totaling
1,027,288 shares. Vesting and exercise price provisions are determined by the board of directors at the time the awards are granted.

The status of our stock options is summarized as follows:

                                          Number       Weighted
                                            Of          Average
                                          Shares    Exercise Price

Outstanding at December 31, 2002                 -    $      -

Granted                                  1,100,000        0.07
Exercised                                        -           -
Canceled                                         -           -
Outstanding at December 31, 2003         1,100,000        0.07

Granted                                    810,000        0.17
Exercised                                  (50,000)       0.07
Canceled                                  (977,671)       0.07
Outstanding at December 31, 2004           882,329    $   0.16
                                        ===========   ==========

Exercisable at December 31, 2004           432,329    $    0.07
                                        ===========   ==========

The following table summarizes information about the Company's options outstanding at December 31, 2004:

                                               Weighted Average
                                             Remaining Contractual                           Weighted
        Exercise           Number               Life (in years)         Options              Average
         Price           Outstanding                                  Exercisable         Exercise Price
        $ 0.07                 432,329                0.3                   432,329        $   0.07
        $ 0.23                  50,000                9.9                         -        $   0.23
        $ 0.25                 400,000                9.6                   100,000        $   0.25

                               882,329                                      532,329
                              =========                                    =========

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

                                       2004>             2003

Net loss:
    As reported                    $  (818,985)     $  (535,763)
                                   ============     ============
    Pro forma                      $  (848,777)     $  (557,763)
                                   ============     ============

Loss per share:
    As reported                    $     (0.04)     $     (0.04)
                                   ============     ============
    Pro forma                      $     (0.04)     $     (0.04)
                                   ============     ============

The weighted average fair value of options granted during 2004, estimated on the date of grant using the Black-Scholes option-pricing model, was approximately
$0.05 per option share. The fair value of options granted was estimated on the date of the grants using the following approximate assumptions: dividend yield of 0%, expected volatility of 20.0%, risk-free interest rate of 3.5 to 4.0%
(depending on the date of issue), and an expected life of 5 years.

NOTE F - COMMITMENTS

During September 2002, we entered into an agreement to perform collaborative research with Ciphergen Biosystems ("Ciphergen"). If a patented product or service results from this research, the patenting party will be obligated to pay a 4% royalty to the other party. In addition, each of us are to own 50% of any inventions developed jointly as a result of this research. In October 2002,
Ciphergen awarded us with a $100,000 research grant, which we have agreed to use to purchase supplies, labor and equipment for the research. As of December 31,
2004, we have not performed any of the testing, or spent any of the $100,000;
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

Future minimum payments required are approximately as follows:

Years ending December 31,                            Amounts

2005                                                $  72,000
2006                                                   48,000
2007                                                        0
         Total                                      $ 120,000
                                                    =========

Rent expense for 2004 and 2003 approximated $73,103 and $46,350, respectively.

In October 2003, we entered into an employment agreement with Thomas H. White to be our Chief Executive Officer. The employment agreement had an initial term of three years; provided, however that either party could terminate the agreement by giving the other party sixty days written notice. The employment agreement specified an initial base salary of $100,000/year with salary increases and bonuses at the discretion of the compensation committee of the Board of

Directors. In addition, Mr. White was granted 900,000 Incentive Stock Options that had a ten year term so long as Mr. White remains an employee of the
Company. Mr. White's employment agreement also specified that in the event that
Mr. White was terminated without cause by the Company, the Company would pay Mr.
White's base salary and maintain his employee benefits for a period that is equal to one month for every full year of his employment by the Company (subject to a minimum of two months and a maximum of six months). On December 14, 2004, the Company notified Mr. White that it was terminating his employment and was providing the 60 day notice period specified in his agreement. Mr. White's effective date of termination with the Company was February 15, 2005, however, pursuant to his Employment Agreement, he is entitled to receive base pay and benefits through April 15, 2005. As a result of this termination, the Company has accrued $33,418 of severance expense on its financial statements as of
December 31, 2004. This accrual represents three and a half months of additional base pay and benefits up to April 15, 2005.

In December 2003, we received a $10,000 research grant from the Ovarian Cancer
Alliance of Florida. As part of this grant we have agreed to research the potential causes of Ovarian Cancer in a limited number of tissue samples. As of
December 31, 2004, we had not performed any of the research; accordingly, such amount has been recorded as deferred revenue in the accompanying consolidated balance sheet.

On December 14, 2004, we entered into an employment agreement with Robert P.
Gasparini to serve as our President and Chief Science Officer. The employment agreement has an initial term of three years, effective January 3, 2005;
provided, however that either party may terminate the agreement by giving the other party sixty days written notice. The employment agreement specifies an initial base salary of $150,000/year, with specified salary increases to
$185,000/year over the first 18 months of the contract. Mr. Gasparini is also entitled to receive cash bonuses for any given fiscal year in an amount equal to
15% of his base salary if he meets certain targets established by the Board of
Directors. In addition, Mr. Gasparini was granted 1,000,000 Incentive Stock
Options that have a ten year term so long as Mr. Gasparini remains an employee of the Company (these options, which vest according to the passage of time and other performance-based milestones,will result in us recording stock based compensation expense beginning in 2005). Mr. Gasparini's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other health insurance and relocation benefits. In the event that Mr. Gasparini is terminated without cause by the Company, the Company has agreed to pay Mr.
Gasparini's base salary and maintain his employee benefits for a period of six months.

NOTE G- OTHER RELATED PARTY TRANSACTIONS

        During the first eight months of 2003, the executive offices of the Company shared space, on a rent-free basis, with Naples Women's Center ("NWC"), a company owned by Dr. Michael Dent, our Chairman of the Board. In addition, NWC provided bookkeeping services to the Company free of charge. An estimate of the fair market value of these services has been expensed and added to paid-in capital as a capital contribution.

        During 2001 and 2002, we borrowed approximately $117,332 from the Naples
Women's Center to meet our short-term cash needs. In 2003, we repaid approximately $58,666 of this amount, and in 2004, we repaid the remaining
$58,666, plus accrued interest at a rate of 8.0% per annum.

        During the period from December 2002 to April 2003, Steven C. Jones, one of our directors, advanced $32,000 under a short term bridge loan agreement. Mr.

Jones is a principal of Aspen Select Healthcare, LP (formerly known as MVP 3,
LP), which consummated debt and equity financing transactions with the Company on April 15, 2003 and refinanced the debt portion of the transaction on March
23, 2005. These advances, plus accrued interest at a rate of 8.0% per annum, were repaid to Mr. Jones on April 17, 2003.

        During 2004 and 2003, the Company paid a director $72,500 and $52,000, respectively, in cash for various consulting work performed connection with assisting in organizing and managing the financial affairs of the Company.

        On April 15, 2003, we entered into a revolving credit facility with MVP 3,
LP ("MVP 3"), a partnership controlled by certain of our shareholders. Under the terms of the agreement MVP 3, LP agreed to make available up to $1.5 million of debt financing with a stated interest rate of prime + 8% and such credit facility had an initial maturity of March 31, 2005. At December 31, 2004, we owed MVP 3, approximately $740,000 under this loan agreement, which is classified as "Due to affiliates" under the current liabilities section of our balance sheet. This obligation was repaid in full through a refinancing on March
23, 2005.

NOTE H - EQUITY FINANCING TRANSACTIONS

During 2004, we sold 3,040,000 shares of our common stock in a series of private placements at $0.25/share to unaffiliated third party investors. These transactions generated net proceeds to the Company of approximately $740,000 after deducting certain transaction expenses. Under the terms of the stock purchase agreements used in these transactions, the Company agreed to use its reasonable best efforts to file with the SEC within 180 days of any transaction, and to cause to be declared effective thereafter, a resale registration statement which includes the shares purchased by such third party investors. As of March 31, 2005, the Company had not filed such resale registration statement with the SEC and is in breach of such provision under certain of the stock purchase agreements executed with third party investors. There were no penalties stipulated for failing to meet this registration deadline. The Company currently anticipates filing such resale registration statement shortly.

NOTE I - SUBSEQUENT EVENTS

On March 23, 2005, we entered into an agreement with Aspen Select Healthcare, LP
(formerly known as MVP 3, LP) to refinance our existing indebtedness of $740,000 and provide for additional liquidity of up to $760,000 to the Company. Under the terms of the agreement, Aspen Select Healthcare, LP ("Aspen"), a Naples,
Florida-based private investment fund will make available up to $1.5 million of debt financing in the form of a revolving credit facility (the "Credit
Facility") with an initial maturity of March 31, 2007. Aspen is managed by its
General Partner, Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics.

Under the terms of the Credit Facility, we are able to borrow up to 80% of
"eligible" accounts receivable, 50% of our net furniture and equipment balance, secured by substantially all of our assets, and up to $500,000 on an unsecured basis until April 30, 2005 and up to $1,000,000 on an unsecured basis after
April 30, 2005. The interest rate on the Credit Facility is prime + 6.0%, payable monthly in arrears. With respect to this agreement, we are subject to the following restrictive covenants: (i) we are not to incur indebtedness outside of this agreement in excess of $50,000 without written authorization of
Aspen, (ii) we cannot declare or pay any dividend on our common stock, and (iii)
we are also subject to other general covenants typical of an instrument of this kind. In addition, as a condition to these transactions, the Company, Aspen and certain individual shareholders agreed to amend and restate their shareholders'
agreement to provide that Aspen will have the right to appoint up to three of seven of our directors and one mutually acceptable independent director. We also amended and restated the Registration Rights Agreement with MVP 3 LP and certain individual shareholders, which grants to Aspen certain demand registration rights and which grants to all parties to the agreement, piggyback registration rights. As part of the Credit Facility transaction, the Company also issued to
Aspen a five year Warrant to purchase up to 2,500,000 shares of its common stock at an exercise price of $0.50/share (which we anticipate will result in us recording stock based interest expense in 2005 and beyond).

During the period January 3, 2005 to March 31, 2005, we sold 450,953 shares of our common stock in a series of private placements at $0.30/share and
$0.35/share to unaffiliated third party investors. These transactions generated net proceeds to the Company of approximately $146,000. Under the terms of the stock purchase agreements used in these transactions, the Company agreed to use its reasonable best efforts to file with the SEC within 180 days of any transaction, and to cause to be declared effective thereafter, a resale registration statement which includes the shares purchased by such third party investors.

On January 3, 2005, we issued 27,288 shares of common stock under the Company's
2003 Equity Incentive Plan to two employees of the Company in satisfaction of
$6,822 of accrued, but unpaid vacation.

End of Financial Statements

________________________________________________________________________________

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

        (A) Evaluation Of Disclosure Controls And Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's
Principal Executive Officer and Acting Principal Financial Officer of the
effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Acting
Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.

        (B) Changes In Internal Controls Over Financial Reporting

        In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2004, the Company's
Principal Executive Officer and Acting Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following table sets forth certain information regarding our executive officers and directors as of March 31, 2005:

    Name               Age      Position

Robert P Gasparini     50       President and Chief Science Officer, Director
Michael T. Dent        40       Chairman of the Board
Steven C. Jones        41       Director and Acting Principal Financial Officer

        There are no family relationships between or among the directors, executive officers or any other person. The directors and executive officers of the
Company are not directors or executive officers of any company that files reports with the SEC, nor has he been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending the Company's directors and officers from engaging in any business, securities or banking activities, and has not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

        The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the
Board.

Robert P. Gasparini, M.S. - President and Chief Science Officer

        Mr. Gasparini is the President and Chief Science Officer of NeoGenomics.
Prior to assuming the role of President and Chief Science Officer, Mr. Gasparini was a consultant to the Company since August 2004. Prior to NeoGenomics, Mr.
Gasparini was the Director of the Genetics Division for US Pathology Labs, Inc.
("US Labs") from January 2001 to December 2003. During this period, Mr.
Gasparini started the Genetics Division for US Labs and grew annual revenues of this division to $30 million over a 30 month period. Prior to US Labs, Mr.
Gasparini was the Molecular Marketing Manager for Ventana Medical Systems from
1999 to 2001. Prior to Ventana, Mr. Gasparini was the Assistant Director of the
Cytogenetics Laboratory for the Prenatal Diagnostic Center from 1993 to 1998 an affiliate of Mass General Hospital and part of Harvard University. While at the
Prenatal Diagnostic Center, Mr. Gasparini was also an Adjunct Professor at
Harvard University. Mr. Gasparini is a licensed Clinical Laboratory Director and an accomplished author in the field of Cytogenetics. He received his BS degree from University of Connecticut in Biological Sciences and his Master of Health
Science degree from Quinnipiac College in Medical Laboratory Sciences.

Michael T. Dent M.D. - Chairman of the Board

        Dr. Dent is our founder and Chairman of the Board. Dr. Dent was our
President and Chief Executive Officer from June 2001, when he founded
NeoGenomics, to April 2003. From April 2003 until April 2004, Dr. Dent served as our President and Chief Medical Officer. Dr. Dent founded the Naples Women's
Center in 1996 and continues his practice to this day. He received his training in Obstetrics and Gynecology at the University of Texas in Galveston. He
received his M.D. degree from the University of South Carolina in Charleston,
S.C. in 1992 and a B.S. degree from Davidson College in Davidson, N.C. in 1986.
He is a member of the American Association of Cancer Researchers and a Diplomat
and fellow of the American College of Obstetricians and Gynecologists. He sits on the Board of the Florida Life science Biotech Initiative.

Steven C. Jones - Director and Acting Principal Financial Officer

        Mr. Jones has served as a director since October 2003. He is a Managing
Director in Medical Venture Partners, LLC, a venture capital firm established in
2003 for the purpose of making investments in the healthcare industry. Mr. Jones has also been President and a Managing Director of Aspen Capital Advisors since
January 2001. Prior to that Mr. Jones was Executive Vice President and Chief
Financial Officer of The Fiera Group, Inc., a technology-based, commerce enabling company. Prior to that, among other positions, Mr. Jones was a Vice
President in the Telecommunications, Media and Technology Investment Banking
Group at Merrill Lynch & Co. Mr. Jones received his B.S. degree in Computer
Engineering from the University of Michigan in 1985 and his MBA from the Wharton
School of the University of Pennsylvania in 1991. He is also a founder and on the Board of Directors of T3 Communications, LLC, a privately held telecommunications company.

Audit Committee

        Currently, the Company's Audit Committee of the Board of Directors is
comprised of all the Directors. The Board of Directors believes that Steven
Jones is a "financial expert" (as defined in Regulation 228.401(e)(1)(i)(A) of
Regulation S-B) serving on its Audit Committee. Mr. Jones is a Managing Member
of Medical Venture Partners, LLC, which serves as the general partner of Aspen
Select Healthcare LP, a partnership which controls 45.4% of the voting stock of the Company. Thus Mr. Jones would not be considered an "independent" director under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Code of Ethics

        The Company has adopted the Code of Ethics attached as Exhibit 14 to this
Form 10-KSB for its senior financial officers and the principal executive officer.

ITEM 10. EXECUTIVE COMPENSATION

        The following table provides certain summary information concerning compensation paid by the Company to or on behalf of our most highly compensated executive officers for the fiscal years ended December 31, 2004, 2003, and 2002:

Summary Compensation Table

Name and Principal Capacity            Year      Salary         Other Compensation

Thomas H. White                        2004     $125,000 (2)          $27,150 (2)
Chief Executive Officer (1)            2003     $ 20,139              $6,330
                                       2002            -                  --

Robert P. Gasparini                    2004     $ 22,500 (3)               -
President & Chief Science Officer      2003            -                   -
                                       2002            -                   -

Dr. Michael T. Dent                    2004     $ 37,334 (5)               -
Chairman, President and                2003            -                   -
Chief Medical Officer (4)              2002     $130,669 (6)               -

(1) Mr. White became the Company's Chief Executive Officer on October 20, 2003
but was subsequently terminated as CEO on December 31, 2004.
(2) 2004 amounts for Mr. White reflect $29,167 and $1,500 of accrued severance compensation as of December 31, 2004.
(3) Mr. Gasparini was appointed as President and Chief Science Officer on
January 3, 2005. During 2004, he acted as a consultant to the Company and the amounts indicated represent his consulting income.
(4) Dr. Dent served as the Company's Chief Executive Officer from June 2001 until April 2003. From April 2003 until April 2004, Dr. Dent served as the
President and Chief Medical Officer. Dr. Dent has been Chairman of the
Board since October 2003.
(5) During 2004, Dr. Dent acted as a consultant to the Company. The amounts indicated, represent his consulting income.
(6) During 2002, Dr. Dent Received 105,636 shares of the Company's common stock in lieu of cash salary payments due to him for salary earned in 2001 and the first nine months of 2002. Such shares were collectively valued at
$109,021 at the various times of issue and were issued pursuant to a

Registration Statement on Form S-8. The remaining $31,248 of salary earned by Dr. Dent was earned in the fourth quarter of 2002 and was accrued as a cash obligation of the Company on its financial statements. As of December
31, 2004, all of these amounts had been paid.

Employment Agreements

Robert P. Gasparini

        We entered into an employment agreement with Robert P. Gasparini December
14, 2004, to serve as our President and Chief Science Officer. The employment agreement has an initial term of three years, effective January 3, 2005;
provided, however that either party may terminate the agreement by giving the other party sixty days written notice. The employment agreement specifies an initial base salary of $150,000/year, with specified salary increases to
$185,000/year over the first 18 months of the contract. Mr. Gasparini is also entitled to receive cash bonuses for any given fiscal year in an amount equal to
15% of his base salary if he meets certain targets established by the Board of
Directors. In addition, Mr. Gasparini was granted 1,000,000 Incentive Stock
Options that have a ten year term so long as Mr. Gasparini remains an employee of the Company. Such options vest according to the following schedule:

Time-Based Vesting

                     75,000         on the Effective Date;
                    100,000         on the first anniversary of the Effective Date;
                    125,000         on the second anniversary of the Effective Date;
                     12,500         per month from the 25th to 36th month from the Effective Date;

         Performance-Based Vesting

                     25,000         revenues generated from FISH by December 15, 2004
                     25,000         revenues generated from FLOW by January 31, 2005
                     25,000         revenues generated from Amniocentesis by January 31, 2005
                     25,000         hiring a lab director by September 30, 2005
                     25,000         bringing in 4 new clients to the lab by June 30, 2005
                     25,000         closing on first acquisition by December 31, 2005

               In addition:
                     50,000         if the Company achieves the consolidated revenue for FY 2005 of $2.5 million;
                     50,000         if the Company achieves the net income projections for FY 2005 of $150,000;
                     50,000         if the Company achieves the consolidated revenue goal for FY 2006 outlined by the Board of Directors as part of the Employee's FY 2006 bonus plan;
                     50,000         if the Company achieves the consolidated net income goal for FY 2006 outlined by the Board of Directors as part of the Employee's FY 2006 bonus plan;
                     50,000         if the Company achieves the consolidated revenue goal for FY 2007 outlined by the Board of Directors as part of the Employee's FY 2007 bonus plan;
                     50,000         if the Company achieves the consolidated net income goal for FY 2007 outlined by the Board of Directors as part of the Employee's FY 2007 bonus plan;

                     50,000         when the Company's stock maintains an average closing bid price (as quoted on
                                    NASDAQ Bulletin Board) of $0.75/share over the previous 30 trading days;
                     50,000         when the Company's stock maintains an average closing bid price (as quoted on
                                    NASDAQ Bulletin Board) of $1.50/share over the previous 30 trading days;

        Mr. Gasparini's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other health insurance and relocation benefits. In the event that Mr. Gasparini is terminated without cause by the
Company, The Company has agreed to pay Mr. Gasparini's base salary and maintain his employee benefits for a period of six months.

Thomas H. White

        We entered into an employment agreement with Thomas H. White on October 14,
2003, to serve as our Chief Executive Officer. The employment agreement had an initial term of three years; provided, however that either party could terminate the agreement by giving the other party sixty days written notice. The employment agreement specified an initial base salary of $100,000/year with salary increases and bonuses at the discretion of the compensation committee of the Board of Directors. In addition, Mr. White was granted 900,000 Incentive
Stock Options that had a ten year term so long as Mr. White remains an employee of the Company. Mr. White's employment agreement also specified that in the event that Mr. White was terminated without cause by the Company, the Company would pay Mr. White's base salary and maintain his employee benefits for a period that is equal to one month for every full year of his employment by the
Company (subject to a minimum of two months and a maximum of six months). On
December 14, 2004, the Company notified Mr. White that it was terminating his employment and was providing the 60 day notice period specified in his agreement. Mr. White's effective date of termination with the Company was
February 15, 2005, however, pursuant to his Employment Agreement, he is entitled to receive base pay and benefits through April 15, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as of April 11, 2005, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and officer of the Company and all directors and executive officers of the Company as a group. The Company has no other class of equity securities outstanding other than common stock.

Title of     Name And Address Of Beneficial Owner    Amount and Nature Of      Percent Of Class(1)
Class                                                Beneficial Ownership

             Aspen Select Healthcare, LP (2)             11,395,698                  48.5%
Common       1740 Persimmon Drive
             Naples, Florida 34109

             Steven C. Jones (3)
Common       1740 Persimmon Drive
             Naples, Florida 34109                       12,570,293                  53.5%

                        Michael T. Dent M.D.
Common                  1726 Medical Blvd.
                        Naples, Florida 34110                             2,490,634                  11.3%

Common                  Directors and Officers as a Group (2             15,060,927                  64.1%
                        persons)

(1) Applicable percentage of ownership for Aspen Select Healthcare, LP and
Steven C. Jones is based on 22,017,657 shares of common stock outstanding and
1,492,419 currently exercisable warrant shares as of April 14, 2005.. Applicable percentage of ownership for Michael T. Dent is based on 22,017,657 shares of common stock outstanding as of April 14, 2005. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 14,
2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Aspen Select Healthcare, LP ("Aspen") has direct ownership of 9,903,279 shares and has a warrant with 1,492,419 shares currently exercisable. The general partner of Aspen is Medical Venture Partners, LLC, an entity controlled by Steven C. Jones.

(3) Steven C. Jones has direct ownership of 1,174,595 shares, but as a member of the general partner of Aspen, he has the right to vote all shares held by Aspen, thus 9,903,279 shares and 1,492,419 currently exercisable warrant shares have been added to his total.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the first eight months of 2003, the executive offices of the Company shared space, on a rent-free basis, with Naples Women's Center ("NWC"), a company owned by Dr. Michael Dent, our Chairman of the Board. In addition, NWC provided bookkeeping services to the Company free of charge. An estimate of the fair market value of these services has been expensed and added to paid-in capital as a capital contribution.

        During 2001 and 2002, we borrowed approximately $117,332 from the Naples
Women's Center to meet our short-term cash needs. In 2003, we repaid approximately $58,666 of this amount, and in 2004, we repaid the remaining
$58,666, plus accrued interest at a rate of 8.0% per annum.

        During the period from December 2002 to April 2003, Steven C. Jones advanced $32,000 under a short term bridge loan agreement. Mr. Jones is a principal of Aspen Select Healthcare, LP (formerly known as MVP 3, LP), which consummated debt and equity financing transactions with the Company on April 15,
2003 and refinanced the debt portion of the transaction on March 23, 2005. These advances, plus accrued interest at a rate of 8.0% per annum, were repaid to Mr.
Jones on April 17, 2003.

        During 2004 and 2003, the Company paid Mr. Jones $72,500 and $52,000, respectively, in cash for various consulting work in performed connection with assisting in organizing and managing the financial affairs of the Company.

        On April 15, 2003, we entered into a revolving credit facility with MVP 3,
LP ("MVP 3"), a partnership controlled by certain of our shareholders. Under the terms of the agreement MVP 3, LP agreed to make available up to $1.5 million of debt financing with a stated interest rate of prime + 8% and such credit facility had an initial maturity of March 31, 2005. At December 31, 2004, we owed MVP 3, approximately $740,000 under this loan agreement, which is classified as "Due to affiliates" under the current liabilities section of our balance sheet. This obligation was repaid in full on March 23, 2005.

        On March 23, 2005, we entered into an agreement with Aspen Select
Healthcare, LP (formerly known as MVP 3, LP) to refinance our existing indebtedness of $740,000 and provide for additional liquidity of up to $760,000 to the Company. Under the terms of the agreement, Aspen Select Healthcare, LP
("Aspen"), a Naples, Florida-based private investment fund will make available up to $1.5 million of debt financing in the form of a revolving credit facility
(the "Credit Facility") with an initial maturity of March 31, 2007. Aspen is managed by its General Partner, Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics.

        Under the terms of the Credit Facility, we are able to borrow up to 80% of
"eligible" accounts receivable, 50% of our net furniture and equipment balance, secured by substantially all of our assets, and up to $500,000 on an unsecured basis until April 30, 2005 and up to $1,000,000 on an unsecured basis after
April 30, 2005. The interest rate on the Credit Facility is prime + 6.0%, payable monthly in arrears. With respect to this agreement, we are subject to the following restrictive covenants: (i) we are not to incur indebtedness outside of this agreement in excess of $50,000 without written authorization of
Aspen, (ii) we cannot declare or pay any dividend on our common stock, and (iii)
we are also subject to other general covenants typical of an instrument of this kind. As part of the Credit Facility transaction, the Company also issued to
Aspen a five year Warrant to purchase up to 2,500,000 shares of its common stock at an exercise price of $0.50/share.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

        The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-KSB.

EXHIBIT NO.     DESCRIPTION                                         LOCATION

3.1             Articles of Incorporation, as amended               Incorporated by reference to the Company's
                                                                    Registration Statement on Form SB-2 as filed with the
                                                                    United States Securities and Exchange Commission on
                                                                    February 10, 1999

EXHIBIT NO.     DESCRIPTION                                         LOCATION

3.2             Amendment to Articles of Incorporation filed with   Incorporated by reference to the Company's on Form
                the Nevada Secretary of State on January 3, 2002.   10-KSB as filed with the United States Securities and
                                                                    Exchange Commission on May 20, 2003

3.3             Amendment to Articles of Incorporation filed with   Incorporated by reference to the Company's on Form
                the Nevada Secretary of State on April 11, 2003.    10-KSB as filed with the United States Securities and
                                                                    Exchange Commission on May 20, 2003

3.4             Amended and Restated Bylaws, dated April 15, 2003.  Incorporated by reference to the Company's on Form
                                                                    10-KSB as filed with the United States Securities and
                                                                    Exchange Commission on May 20, 2003

10.1            Loan Agreement between NeoGenomics, Inc. and        Incorporated by reference to the Company's on Form 8-K
                Aspen Select Healthcare, L.P. dated March 23, 2005  as filed with the United States Securities and
                                                                    Exchange Commission on March 30, 2005

10.2            Amended and Restated Registration Rights            Incorporated by reference to the Company's on Form 8-K
                Agreement between NeoGenomics, Inc. and Aspen       as filed with the United States Securities and
                Select Healthcare, L.P. and individuals dated       Exchange Commission on March 30, 2005
                March 23, 2005

10.3            Guaranty of NeoGenomics, Inc., dated March 23,      Incorporated by reference to the Company's on Form 8-K
                2005                                                as filed with the United States Securities and
                                                                    Exchange Commission on March 30, 2005

10.4            Stock Pledge Agreement between NeoGenomics, Inc.
                and Aspen Select Healthcare, L.P., dated March      Incorporated by reference to the Company's on Form 8-K
                23, 2005                                            as filed with the United States Securities and
                                                                    Exchange Commission on March 30, 2005

10.5            Warrants issued to Aspen Select Healthcare, L.P.,
                dated March 23, 2005                                Incorporated by reference to the Company's on Form 8-K
                                                                    as filed with the United States Securities and
                                                                    Exchange Commission on March 30, 2005

10.6            Security Agreement between NeoGenomics, Inc. and
                Aspen Select Healthcare, L.P., dated March 23,      Incorporated by reference to the Company's on Form 8-K
                2005                                                as filed with the United States Securities and
                                                                    Exchange Commission on March 30, 2005

10.7            Employment Agreement, dated December 14, 2004,
                between Mr. Robert P. Gasparini and the Company     Provided herewith

EXHIBIT NO.     DESCRIPTION                                         LOCATION

14.1            NeoGenomics, Inc. Code of Ethics for Senior
                Financial Officers and the Principal Executive      Provided herewith
                Officer

31.1            Certification by Principal Executive Officer
                pursuant to 15 U.S.C. Section 7241, as adopted      Provided herewith
                pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002

31.2            Certification by Principal Financial Officer
                pursuant to 15 U.S.C. Section 7241, as adopted      Provided herewith
                pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002

32.1            Certification by Principal Executive Officer and
                Principal Financial Officer pursuant to 18 U.S.C.   Provided herewith
                Section 1350, as adopted pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

        On March 30, 2005, we filed a report on Form 8-K announcing that the
Company had obtained a $1.5 million revolving credit facility with Aspen Select
Healthcare, LP. All of the related transaction documents were filed as attachments to this Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

                                                         2004          2003

Audit fees                                           $   13,620     $  11,028
Audit-related fees                                   $       --     $      --
Tax fees                                             $    4,460     $      --
All other fees, including tax consultation           $       --     $      --
        and preparation

        All audit fees are approved by our audit committee and board of directors.
Other than income tax preparation services, Kingery & Crouse, P.A. does not provide any non-audit services to the Company.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 15, 2005.

                                                NeoGenomics, Inc.

                                                By: /s/ Robert P. Gasparini
                                                    Robert P. Gasparini
                                                    President and
                                                    Principal Executive Officer

                                                Date: April 15, 2005

                                                By: /s/ Steven C. Jones
                                                    Steven C. Jones
                                                    Acting Principal Financial Officer

                                                Date: April 15, 2005

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                      DATE

 /s/ Michael T. Dent           Chairman of the Board      April 15, 2005
Michael T. Dent, M.D.

/s/ Robert P. Gasparini        President and Director     April 15, 2005
Robert P. Gasparini

/s/ Steven C. Jones            Director                   April 15, 2005
Steven C. Jones

