Form 10QSB
period 2005-03-31
NEOGENOMICS INC
filed 2005-04-29
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934.

                 For the quarterly period ended March 31, 2005.

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

                                YES ( X ) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 28, 2005.

                                   22,017,657

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                                NeoGenomics, Inc.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheet as of March 31, 2005..................... 4

        Consolidated Statements of Operations for the three months ended
          March 31, 2005 and 2004 .......................................... 5

        Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004..................................... 6

        Notes to Consolidated Financial Statements.......................... 7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations (including cautionary statement).............. 11

Item 3. Controls and Procedures............................................. 16

PART II. OTHER INFORMATION

Signatures                                                                   18

                                     PART I

                           FORWARD-LOOKING STATEMENTS

        This Form 10-QSB contains "forward-looking statements" relating to
NeoGenomics, Inc., a Nevada corporation (referred to individually as the "Parent
Company" or collectively with all of its subsidiaries as the "Company" in this
Form 10-QSB), which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or
"continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

                                NeoGenomics, Inc.

                        CONSOLIDATED BALANCE SHEET AS OF
                                 March 31, 2005
                                   (unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                   $    112,959
    Accounts receivable (net of allowance for
       doubtful accounts of $9,496)                                  141,602
    Inventories                                                       27,843
    Other current assets                                              32,559
       Total current assets                                          314,963

PROPERTY AND EQUIPMENT (net of accumulated
   depreciation of $163,727)                                         378,327

OTHER ASSETS                                                          33,898

TOTAL                                                           $    727,188
                                                                =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                            $    138,097
    Deferred revenue                                                 110,000
    Accrued and other liabilities                                     41,073
      Total current liabilities                                      289,170

LONG TERM LIABILITIES (net of unamortized discount
       of $129,925)                                                  765,526

TOTAL LIABILITIES                                                  1,054,696

STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value, 100,000,000 shares
       authorized; 22,017,657 shares issued and outstanding           22,018
    Additional paid-in capital                                     9,888,886
    Deficit                                                      (10,238,412)
      Total stockholders' deficit                                   (327,508)

TOTAL                                                           $    727,188
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

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
________________________________________________________________________________

                                                For the             For the
                                              Three-Months        Three-Months
                                                 Ended               Ended
                                             March 31, 2005     March 31, 2004

REVENUE                                      $     230,192       $     178,863

COST OF REVENUE                                    176,838             145,986

GROSS  PROFIT                                       53,354              32,877

OTHER OPERATING EXPENSES:
Selling, general and administrative                241,346             181,770
Interest expense                                    27,182              20,716
   Total other operating expenses                  268,528             202,486

NET INCOME (LOSS)                            $    (215,174)      $    (169,609)
                                             ==============      ==============

NET INCOME (LOSS) PER SHARE  - Basic and
Diluted                                      $       (0.01)      $       (0.01)
                                             ==============      ==============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING -
   Basic and Diluted                            21,744,273          18,449,416
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

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
_______________________________________________________________________________________

                                                       For the             For the
                                                    Three-Months         Three-Months
                                                        Ended               Ended
                                                    March 31, 2005      March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $ (215,174)         $   (169,609)
 Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation                                          26,414                15,194
   Equity-based compensation                             31,923                     -
   Provision for bad debts                                8,814                 5,382
     Amortization of debt issue costs                       576                     -
 Changes in assets and liabilities, net:
   (Increase) decrease in accounts receivables,
      net of write-offs                                 (93,926)               (9,594)
   (Increase) decrease in inventory                     (12,721)                1,306
   (Increase) decrease in pre-paid expenses               2,883                 1,375
   (Increase) decrease in other current assets            3,474                 1,023
   (Increase) decrease in deposits                       (5,000)                5,000
   Increase (decrease) in accounts payable and
      other liabilities                                  10,515                21,007

NET CASH USED IN OPERATING ACTIVITIES                  (242,222)             (128,916)

CASH FLOWS FROM INVESTING ACTIVITIES -
   Purchases of property and equipment                  (11,704)              (13,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from affiliates, net                       155,451               125,000
    Debt issue costs                                    (53,587)                    -
    Issuances of common stock, net of transaction
       expenses                                         152,473                47,434

NET CASH PROVIDED BY FINANCING ACTIVITIES               254,337               172,434

NET INCREASE IN CASH AND CASH EQUIVALENTS                     411                30,081

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          112,548                25,051

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  112,959          $     55,132
                                                     ===========         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                     $   30,569          $      6,987
                                                     ===========         =============
   Income taxes paid                                 $        -          $          -
                                                     ===========         =============
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

Basis of Presentation

        Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange
Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments
(consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended
March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended
December 31, 2004 contained in our Form 10-KSB.

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

NOTE B - LIQUIDITY

        Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2004, we had working capital and stockholders' deficits of approximately $822,000 and
$426,000 respectively. However, subsequent to December 31, 2004, we enhanced our working capital as we refinanced our short-term indebtedness of $740,000 included in current liabilities with indebtedness that does not mature until
March 31, 2007 (see Note C). We believe this debt facility, which allows for unsecured borrowings of $1,000,000 after April 30, 2005, and improving operations, will provide adequate capital to fund our operations and growth for
2005 and beyond. At March 31, 2005, we had a working capital surplus of $25,800.
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

        During the three months ending March 31, 2005, and 2004 and 2003, the
Company incurred consulting expenses from a director of $22,500 and $52,000, respectively, for various consulting work performed in connection with managing the financial affairs of the Company and acting as the Principle Financial Officer.

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

        On March 11, 2005 we entered into an agreement with HCSS, LLC and
eTelenext, Inc. to provide eTelenext, Inc's Accessioning Application, AP
Anywhere Application and CMQ Application. HCSS, LLC is a holding company created to build a small laboratory network for the 50 small commercial genetics laboratories in the United States. HCSS, LLC is owned 66.7% by Dr. Michael T.
Dent, our Chairman. By becoming the first customer of HCSS in the small laboratory network, the Company is saving approximately $152,000 in up front licensing fees. Under the terms of the agreement, the Company is required to pay
$22,500 over three months to customize this software and will pay an annual membership fee of $6,000 per year and monthly transaction fees of between $10.00
- $2.50 per completed test, depending on the volume of tests performed. The
eTelenext system is an elaborate laboratory information system (LIS) that is in use at many larger labs. By assisting in the formation of the small laboratory network, the Company will be able to increase the productivity of its technologists and have on-line links to other small labs in the network in order to better manage its workflow.

        On March 23, 2005, we entered into an agreement with Aspen Select
Healthcare, LP (formerly known as MVP 3, LP) to refinance our existing indebtedness of $740,000 and provide for additional liquidity of up to $760,000 to the Company. Under the terms of the agreement, Aspen Select Healthcare, LP
("Aspen"), a Naples, Florida-based private investment fund will make available up to $1.5 million of debt financing in the form of a revolving credit facility
(the "Credit Facility") with an initial maturity of March 31, 2007. Aspen is managed by its General Partner, Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics. We incurred $53,587 of transaction expenses in connection with establishing the Credit Facility, which have been capitalized and are being amortized to interest expense over the term of the agreement.

        Under the terms of the Credit Facility, we are able to borrow up to 80% of
"eligible" accounts receivable, 50% of our net furniture and equipment balance, secured by substantially all of our assets, and up to $500,000 on an unsecured basis until April 30, 2005 and up to $1,000,000 on an unsecured basis after
April 30, 2005. The interest rate on the Credit Facility is prime + 6.0%, payable monthly in arrears. With respect to this agreement, we are subject to the following restrictive covenants: (i) we are not to incur indebtedness outside of this agreement in excess of $50,000 without written authorization of
Aspen, (ii) we cannot declare or pay any dividend on our common stock, and (iii)
we are also subject to other general covenants typical of an instrument of this kind. In addition, as a condition to these transactions, the Company, Aspen and certain individual shareholders agreed to amend and restate their shareholders'
agreement to provide that Aspen will have the right to appoint up to three of seven of our directors and one mutually acceptable independent director. We also amended and restated the Registration Rights Agreement with Aspen and certain individual shareholders, which grants to Aspen certain demand registration rights and which grants to all parties to the agreement, piggyback registration rights. As part of the Credit Facility transaction, the Company also issued to
Aspen a five year Warrant to purchase up to 2,500,000 shares of its common stock at an exercise price of $0.50/share (which we anticipate will result in us recording stock based interest expense in 2005 and beyond). We have accrued
$131,337 for the value of such Warrant as of the original commitment date as a discount to the face amount of the Credit Facility. The Company is amortizing such discount to interest expense over the 24 month of the Credit Facility.

NOTE D - EQUITY FINANCING TRANSACTIONS

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

________________________________________________________________________________

End of Financial Statements

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

        NeoGenomics, Inc. operates a medical testing laboratory and research facility based in Fort Myers, Florida that is targeting the rapidly growing genetic and molecular testing segment of the medical laboratory market. Our common stock is listed on the NASDAQ Over-the-Counter Bulletin Board (the
"OTCBB") under the symbol "NGNM." Our business plan features two concurrent objectives:

        1. Development of a clinical laboratory to offer routine cytogenetics,
           FISH, Flow Cytometry and molecular biology testing services; and

        2. Development of a research laboratory to offer sponsored research services to other companies that are seeking to develop genomic products that will determine the genetic basis for female and neonatal diseases, cancers and other forms of disease.

        The vision of NeoGenomics is to merge a high-end genetic and molecular testing laboratory with ongoing research activities to help bridge the gap between clinical medicine and genomic research. We believe that this combination could allow the Company to speed the process of discovery and innovation and develop new advanced testing methods to identify the genetic and molecular causes of disease. Over the last five years, advances in technology and genetic research, including the complete sequencing of the human genome, have made possible a whole new set of tools to diagnose and treat diseases. This has opened up a vast opportunity for laboratory companies that are positioned to address this growing market segment.

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

        We believe genetic/molecular testing is the newest and fastest growing subset of the laboratory market. Genetic testing or "cytogenetics" involves analyzing chromosomes taken from the nucleus of cells for abnormalities in a process called karyotyping. A karyotype evaluates the entire 46 human chromosomes by number, and banding patterns to identify abnormalities associated with diseases. Examples of cytogenetics testing include bone marrow testing to diagnose various types of leukemia and lymphoma, and amniocentesis testing of pregnant women to diagnose genetic anomalies such as Down syndrome in a fetus.
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

Comparison of the Medical Testing Laboratory Market Segments:

           Attributes                      Clinical               Anatomic Pathology           Genetic/Molecular
      Testing Performed On               Blood, Urine                Tissue/cells                Chromosomes/
                                                                                                   molecules
                                             High                        Low                          Low
             Volume                           Low                 High - Pathologist                  Low
      Physician Involvement                   Low                        High                         Low
   Malpractice Insur. Required               None                        None                  Cyto Geneticist/
    Other Professionals Req.                                                                 Molecular Geneticist
                                             High                    Low-Moderate                  Moderate
       Level of Automation                Usually Not                    Yes                          Yes
      Diagnostic in Nature               Many Possible             Primarily Cancer             Rapidly Growing
    Types of Diseases Tested             $5 - $35/Test             $25 - $500/Test            $200 - $1,000/Test
   Estimated Revenue/Test (1)          $25 - $30 Billion         $8.0 - $10.0 Billion         $3.0 - $4.0 Billion
    Estimated Size of Market
 Estimated Annual Growth Rate of           4.0 -5.0%                  6.0 - 7.0%                    25.0 +%
             Market

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

        We have an opportunity to add additional types of tests to our product offering. We believe that by doing so we may be able to capture increases in our testing volumes through our existing customer base as well as more easily attract new customers via the ability to bundle our testing services more appropriately to the needs of the market. For instance, initial testing for most hematological cancers yields total revenue ranging from approximately $1,500 -
$2,500/case and is generally comprised of cytogenetic, fluorescence in-situ hybridization (FISH), flow cytometry, and morphology testing. Until recently, we only performed cytogenetic testing in-house, which averaged approximately $500 of revenue per case. In December 2004, we added FISH testing to our product offering, and in February 2005, we began offering flow cytometry testing services. We believe that with the addition of these two new testing platforms, we will nearly double our average revenue per oncology case.

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

        The cytogenetics and molecular biology testing markets in general can be seasonal and the volumes of such tests tend to decline somewhat in the summer months as referring physicians and their patients are vacationing. In southern
Florida, currently our primary referral market for lab tests, this seasonality is further exacerbated because a meaningful percentage of the population returns to homes in the Northern U.S. to avoid the hot summer months. We estimate that our growth rates during the second and third quarter of each year will be somewhat impacted by these seasonality factors.

        The following discussion and analysis should be read in conjunction with the financial statements for the three months ended March 31, 2005, included with this Form 10-QSB. Readers are also referred to the cautionary statement, which addresses forward-looking statements made by us.

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

Results of Operations for the Three Months ended March 31, 2005 as Compared to the Three Months ended March 31, 2004

        During the three months ended March 31, 2005, our revenues increased approximately 29% to $230,000 from $179,000 during the three months ending March
31, 2004, primarily as a result of attracting new customers to our services and increasing the volume of services sold to existing customers. During the three months ending March 31, 2005, our cost of revenue increased approximately 21% to
$177,000 from $146,000 during the three months ending March 31, 2004, primarily as a result of additional costs associated with hiring more laboratory personnel to support our increased testing volumes as well as increased costs as a result of opening new lines of business. This resulted in a 62% increase in our gross profit to approximately $53,000 for the three months ended March 31, 2005 from approximately $33,000 during the three months ended March 31, 2004. This change is primarily attributable to our increased revenues and testing volumes for the period ended March 31, 2005 as compared to the three month period ended March
31, 2004. We believe our gross margin will continue to improve as we perform more tests.

        During the three months ended March 31, 2005, our selling, general and administrative expenses increased by approximately 33% to approximately $241,000 from approximately $182,000 in the three months ended March 31, 2004. This increase was primarily as a result of higher personnel and personnel-related expenses associated with increased levels of staffing. Selling, general and administrative expenses include all of our overhead and technology expenses as well as the cost of our management and sales personnel. Interest expense for the most recent quarter increased approximately 31% to approximately $27,000 from approximately $21,000 for the three months ended March 31, 2004. Interest expense is mainly comprised of interest payable on advances under our Credit
Facility from Aspen, which have increased as a result of our increased borrowing. In connection with our new credit facility, discussed below in
"Liquidity and Capital Resources," we recorded $131,337 of a debt discount for the issuance of warrants and we incurred $53,587 of financing costs. These amounts will be amortized to interest expense over the 24 month period of the new credit facility.

        As a result of the foregoing, our net loss for the three months-ended March
31, 2005 increased approximately 27% to approximately $215,000 from approximately $170,000 during the three months-ended March 31, 2004.

Liquidity and Capital Resources

        During the three months ended March 31, 2005, our operating activities used approximately $243,000 in cash. This amount primarily represented cash used to pay general and administrative expenses associated with our operations and to fund our working capital needs. We also spent approximately $12,000 on new equipment.
We were able to finance operations and equipment purchases primarily through the sale of equity securities and net advances under our Credit Facility, which together provided approximately $254,000 during the three months ended March 31,
2005. At March 31, 2005, we had cash and cash equivalents of approximately
$113,000.

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

Staffing

        Currently, we have nine full-time employees, one part-time employee and four part-time consultants. During 2005, we plan to add additional laboratory technologists and laboratory assistants to assist us in handling a greater volume of tests and to perform sponsored research projects. In addition, we intend to continue building our sales force in an effort to sustain our sales growth, as well as add personnel in management, accounting, and administrative functions. The number of such additional personnel and their salaries will be determined by the volume of business we are generating and the availability of adequate financial resources to pay the salaries of such personnel.

Item 3 - CONTROLS AND PROCEDURES

        A) Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's
Principal Executive Officer and Acting Principal Financial Officer of the
effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Acting
Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

        (B) Changes in Internal Controls Over Financial Reporting

        In connection with the evaluation of the Company's internal controls during the Company's first fiscal quarter ended March 31, 2005, the Company's Principal
Executive Officer and Acting Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the
Company's internal controls over financial reporting.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is currently a defendant in one lawsuit from a former employee relating to compensation related claims. The Company does not believe this lawsuit is material to its operations or financial results and intends to vigorously pursue its defense of the matter.

Item 2. Changes in Securities

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

     Exhibit
     Number       Description

                   Certification by Principal Executive Officer
    31.1           pursuant to 15 U.S.C. Section 7241, as adopted      Provided herewith
                   pursuant to Section 302 of the Sarbanes-Oxley Act
                   of 2002

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

                                                    NEOGENOMICS, INC.

                Date:   April 29, 2005              /s/ Robert P. Gasparini
                                                        Robert P. Gasparini
                                                        President and
                                                        Principal Executive Officer

