Form 10QSB
period 2005-06-30
NEOGENOMICS INC
filed 2005-08-11
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 2005.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _____ ____________ to ____________.

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

                                YES ( X ) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2005.

                                   22,498,252

Transitional Small Business Disclosure Format:
                                 YES ( ) NO (X)

                                NeoGenomics, Inc.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheet as of June 30,2005....................... 4

        Consolidated Statements of Operations for the three and
        six months ended June 30, 2005 and 2004..............................5

        Consolidated Statements of Cash Flows for the three and
        six months ended June 30, 2005 and 2004..............................6

        Notes to Consolidated Financial Statements...........................7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations (including cautionary statement)..........11

Item 3. Controls and Procedures.............................................17

PART II. OTHER INFORMATION

Signatures                                                                  19

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

                                NeoGenomics, Inc.

                        CONSOLIDATED BALANCE SHEET AS OF
                                  June 30, 2005
                                   (unaudited)

________________________________________________________________________________

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $      21,258
  Accounts receivable (net of allowance
   for doubtful accounts of $13,137)                                   278,377
  Inventories                                                           30,373
  Other current assets                                                  29,676

       Total current assets                                            359,684

PROPERTY AND EQUIPMENT (net of accumulated
 depreciation of $193,001)                                             413,056

OTHER ASSETS                                                            20,700

TOTAL                                                            $     793,440
                                                                 ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                            $     136,397
     Deferred revenue                                                  110,000
     Accrued and other liabilities                                      19,173

       Total current liabilities                                       265,570

LONG TERM LIABILITIES(net of unamortized discount
         of $113,508)                                                1,016,943

TOTAL LIABILITIES                                                    1,282,513

STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value, 100,000,000 shares authorized;
        22,498,252 shares issued and outstanding                        22,498
     Additional paid-in capital                                      9,908,199
     Deficit                                                       (10,419,770)
       Total stockholders' deficit                                    (489,073)

TOTAL                                                            $     793,440
                                                                 ==============

________________________________________________________________________________
See notes to consolidated financial statements.

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

_________________________________________________________________________________________________________________

                                            For the           For the           For the            For the
                                           Six-Months        Six-Months       Three-Months       Three-Months
                                              Ended             Ended            Ended              Ended
                                          June 30, 2005     June 30, 2004     June 30, 2005      June 30, 2004

REVENUE                                 $      575,080     $      300,396     $      344,888     $      121,533

COST OF REVENUE                                370,518            284,359            193,680            138,373

GROSS (DEFICIT) PROFIT                         204,562             16,037            151,208            (16,840)

OPERATING EXPENSES:
Selling, general and administrative            521,888            310,420            280,542            128,650
Interest expense                                79,205             43,969             52,024             23,253
   Total operating expenses                    601,093            354,389            332,566            151,903

NET INCOME (LOSS)                       $     (396,531)    $     (338,352)    $     (181,358)    $     (168,743)
                                        ===============    ===============    ===============    ===============

NET INCOME (LOSS) PER SHARE -
 Basic and Diluted                      $        (0.02)    $        (0.02)    $        (0.01)    $        (0.01)
                                        ===============    ===============    ===============    ===============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING -
   Basic and Diluted                        21,952,046         18,625,680         22,157,538         18,801,943
                                        ===============    ===============    ===============    ===============

_________________________________________________________________________________________________________________
See notes to consolidated financial statements.

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

_____________________________________________________________________________________
                                                       For the            For the
                                                     Six-Months          Six-Months
                                                        Ended              Ended
                                                    June 30, 2005       June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $    (396,531)      $    (338,352)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation                                         55,688              39,901
     Equity-based compensation                            59,840                   -
     Provision for bad debts                              30,077               9,041
     Amortization of debt issue costs                      7,275                   -
  Changes in assets and liabilities, net:
    (Increase) decrease in accounts
      receivables, net of write-offs                    (251,963)              4,475
    (Increase) decrease in inventory                     (15,251)                957
    (Increase) decrease in pre-paid expenses               5,765              (1,099)
    (Increase) decrease in other current assets            3,474                 894
    (Increase) decrease in deposits                        1,500               5,000
     Increase (decrease) in accounts
      payable and other liabilities                      (13,086)            (35,395)

NET CASH USED IN OPERATING ACTIVITIES                   (513,212)           (314,578)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchases of property and equipment                    (75,708)            (13,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from affiliates, net                          390,451             149,215
  Debt issue costs                                       (53,587)                  -
  Issuances of common stock, net of
   transaction expenses                                  160,766             344,629

NET CASH PROVIDED BY FINANCING ACTIVITIES                497,630             493,844

NET INCREASE IN CASH AND CASH EQUIVALENTS                (91,290)            165,829

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           112,548              25,051

CASH AND CASH EQUIVALENTS, END OF PERIOD           $      21,258       $     190,880
                                                   ==============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                   $      51,309       $      52,651
                                                   ==============      ==============

   Income taxes paid                               $           -       $           -
                                                   ==============      ==============

_____________________________________________________________________________________
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

Basis of Presentation

        Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange
Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments
(consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended
December 31, 2004 contained in our Form 10-KSB.

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

NOTE B - LIQUIDITY

        Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2004, we had working capital and stockholders' deficits of approximately $822,000 and
$426,000 respectively. However, subsequent to December 31, 2004, we enhanced our working capital as we refinanced our short-term indebtedness of $740,000 included in current liabilities with indebtedness that does not mature until
March 31, 2007 (see Note C). We believe this debt facility, which allows for unsecured borrowings of $1,000,000 after April 30, 2005, and improving operations, will provide adequate capital to fund our operations and growth for
2005 and beyond. At June 30, 2005, we had a working capital surplus of $94,114.
As such, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

        During the six months ending June 30, 2005, and FY 2004, the Company incurred consulting expenses from a director of $32,500 and $56,000, respectively, for various consulting work performed in connection with managing the financial affairs of the Company and acting as the Principle Financial
Officer.

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

NOTE D - EQUITY FINANCING TRANSACTIONS

        During 2004, we sold 3,040,000 shares of our common stock in a series of private placements at $0.25 per share to unaffiliated third party investors. These transactions generated net proceeds to the Company of approximately $740,000 after deducting certain transaction expenses.

        On January 3, 2005, we issued 27,288 shares of common stock under the
Company's 2003 Equity Incentive Plan to two employees of the Company in satisfaction of $6,822 of accrued, but unpaid vacation.

        During the six months ending June 30, 2005, we sold 522,382 shares of our common stock in a series of private placements at $0.30 per share and $0.35 per share to unaffiliated third party investors. These transactions generated net proceeds to the Company of approximately $171,000.

        On June 6, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to the Standby Equity
Distribution Agreement, the Company may, at its discretion, periodically sell to
Cornell shares of common stock for a total purchase price of up to $5.0 million.
For each share of common stock purchased under the Standby Equity Distribution
Agreement, Cornell will pay the Company 98% of the lowest volume weighted average price ("VWAP") of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the
Company's common stock is traded for the 5 days immediately following the notice date (the "Purchase Price"). The total number of shares issued to Cornell under each advance request will be equal to the total dollar amount of the advance request divided by the Purchase Price determined during the five day pricing period. Cornell will also retain 5% of each advance under the Standby Equity
Distribution Agreement. Cornell's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution
Agreement and is limited to $750,000 per weekly advance. The amount and timing of all advances under the Standby Equity Distribution Agreement are at the discretion of the Company and the Company is not obligated to issue and sell any securities to Cornell, unless and until it decides to do so. Upon execution of the Standby Equity Distribution Agreement, Cornell received 381,888 shares of the Company's common stock as a commitment fee under the Standby Equity
Distribution Agreement. The Company also issued 27,278 shares of the Company's common stock to Spartan Securities Group, Ltd. under a placement agent agreement relating to the Standby Equity Distribution Agreement.

        On July 28, 2005 we filed an amended SB-2 registration statement with the
Securities and Exchange Commission to register 10,000,000 shares of our common stock related to the above. Such registration statement became effective as of
August 1, 2005.

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
 Other Professionals Req.             None                     None            Cyto/Molecular geneticist
   Level of Automation                High                 Low-Moderate                 Moderate
  Diagnostic in Nature            Usually Not                  Yes                        Yes
Types of Diseases Tested         Many Possible        Primarily to Rule out         Rapidly Growing
                                                              Cancer
  Typical Price/Test(1)          $5 - $35/Test            $25 - $500/Test         $200 - $1,000/Test
 Estimated Size of Market      $25 - $30 Billion        $8.0 - $10.0 Billion      $3.0 - $4.0 Billion
Est. Growth Rate of Market     4.0 -5.0% Annually        6.0 - 7.0% Annually        25.0 +% Annually

________________________________________________________________________________________________________
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

        The following discussion and analysis should be read in conjunction with the financial statements for the three months ended June 30, 2005, included with this Form 10-QSB. Readers are also referred to the cautionary statement, which addresses forward-looking statements made by us.

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

Results of Operations for the Three Months ended June 30, 2005 as Compared to the Three Months ended June 30, 2004

        During the three months ended June 30, 2005, our revenues increased approximately 184% to $345,000 from $122,000 during the three months ending June
30, 2004, primarily as a result of attracting new customers to our services and increasing the volume of services sold to existing customers. During the three months ending June 30, 2005, our cost of revenue increased approximately 40% to
$194,000 from $138,000 during the three months ending June 30, 2004, primarily as a result of additional costs associated with hiring more laboratory personnel to support our increased testing volumes as well as increased costs as a result of opening new lines of business. This resulted in an increase of $168,000 in our gross profit to approximately $151,000 for the three months ended June 30,
2005 from a gross deficit of approximately $17,000 during the three months ended
June 30, 2004. This change is primarily attributable to our increased revenues and testing volumes for the period ended June 30, 2005 as compared to the three month period ended June 30, 2004.

        During the three months ended June 30, 2005, our selling, general and administrative expenses increased by approximately 118% to approximately
$281,000 from approximately $129,000 in the three months ended June 30, 2004.
This increase was primarily as a result of higher personnel and personnel-related expenses associated with increased levels of staffing.
Selling, general and administrative expenses include all of our overhead and technology expenses as well as the cost of our management and sales personnel.
Interest expense for the most recent quarter increased approximately 124% to approximately $52,000 from approximately $23,000 for the three months ended
June, 2004. Interest expense is mainly comprised of interest payable on advances under our Credit Facility from Aspen, which have increased as a result of our increased borrowing. In addition, in connection with our new credit facility, discussed below in "Liquidity and Capital Resources," we recorded $131,337 of a debt discount for the issuance of warrants and we incurred $53,587 of financing costs. These amounts are being amortized to interest expense over the 24 month period of the new credit facility. Thus interest expense for the three months ending June 30, 2005, includes approximately $23,000 of non-cash charges in connection with the amortization of this debt discount and financing costs which were not included in interest expense during the three months ended June 30,
2005.

        As a result of the foregoing, our net loss for the three months ended June
30, 2005 increased approximately 8% to approximately $181,000 from approximately
$169,000 during the three months-ended June 30, 2004.

Results of Operations for the Six Months ended June 30, 2005 as Compared to the
Six Months ended June 30, 2004

        During the six months ended June 30, 2005, our revenues increased approximately 91% to $575,000 from $300,000 during the six months ending June
30, 2004, primarily as a result of attracting new customers to our services and increasing the volume of services sold to existing customers. During the six months ending June 30, 2005, our cost of revenue increased approximately 30% to
$371,000 from $284,000 during the six months ending June 30, 2004, primarily as a result of additional costs associated with hiring more laboratory personnel to support our increased testing volumes as well as increased costs as a result of opening new lines of business. This resulted in an increase of approximately
1,175% in our gross profit during the six months ended June 30, 2005 to approximately $205,000 from $16,000 during the six months ended June 30, 2004.
This increase is primarily attributable to realizing economies of scale from our increased revenues and testing volumes for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. We believe we will continue to realize economies of scale.

        During the six months ended June 30, 2005, our selling, general and administrative expenses increased by approximately 68% to approximately $522,000 from approximately $310,000 in the six months ended June 30, 2004. This increase was primarily as a result of higher personnel and personnel-related expenses associated with increased levels of staffing. Selling, general and administrative expenses include all of our overhead and technology expenses as well as the cost of our management and sales personnel. Interest expense for the six months ended June 30, 2005 increased approximately 80% to $79,000 from
$44,000 for the six months ended June, 2004. Interest expense is mainly comprised of interest payable on advances under our Credit Facility from Aspen, which have increased as a result of our increased borrowing. In addition, in connection with our new credit facility, discussed below in "Liquidity and
Capital Resources," we recorded $131,337 of a debt discount for the issuance of warrants and we incurred $53,587 of financing costs. These amounts are being amortized to interest expense over the 24 month period of the new credit facility. Thus interest expense for the six months ending June 30, 2005, includes approximately $25,000 of non-cash charges in connection with the amortization of this debt discount and financing costs which were not included in interest expense during the six months ended June 30, 2005.

        As a result of the foregoing, our net loss for the six months ended June
30, 2005 increased approximately 17% to approximately $397,000 from approximately $338,000 during the six months-ended June 30, 2004.

Liquidity and Capital Resources

        During the six months ended June 30, 2005, our operating activities used approximately $513,000 in cash. This amount primarily represented cash used to pay general and administrative expenses associated with our operations and to fund our working capital needs. We also spent approximately $76,000 on new equipment. We were able to finance operations and equipment purchases primarily through the sale of equity securities and net advances under our Credit
Facility, which together provided approximately $498,000 (net of $54,000 of debt issue costs) during the six months-ended June 30, 2005. At June 30, 2005, we had cash and cash equivalents of approximately $21,000.

        During 2004, we sold 3,040,000 shares of our common stock in a series of private placements at $0.25 per share to unaffiliated third party investors.
These transactions generated net proceeds to the Company of approximately
$740,000 after deducting certain transaction expenses.

        On January 3, 2005, we issued 27,288 shares of common stock under the
Company's 2003 Equity Incentive Plan to two employees of the Company in satisfaction of $6,822 of accrued, but unpaid vacation.

        During the six months ending June 30, 2005, we sold 522,382 shares of our common stock in a series of private placements at $0.30 per share and $0.35 per share to unaffiliated third party investors. These transactions generated net proceeds to the Company of approximately $171,000.

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

        Under the terms of the Credit Facility, we are able to borrow up to 80% of
"eligible" accounts receivable, 50% of our net furniture and equipment balance, secured by substantially all of our assets, and up to $500,000 on an unsecured basis until April 30, 2005 and up to $1,000,000 on an unsecured basis after
April 30, 2005. The interest rate on the Credit Facility is prime + 6.0%, payable monthly in arrears. With respect to this agreement, we are subject to the following restrictive covenants: (i) we are not to incur indebtedness outside of this agreement in excess of $50,000 without written authorization of
Aspen, (ii) we cannot declare or pay any dividend on our common stock, and (iii)
we are also subject to other general covenants typical of an instrument of this kind. As part of the Credit Facility transaction, the Company also issued to
Aspen a five year Warrant to purchase up to 2,500,000 shares of its common stock at an exercise price of $0.50 per share.

        On June 6, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to the Standby Equity
Distribution Agreement, the Company may, at its discretion, periodically sell to
Cornell shares of common stock for a total purchase price of up to $5.0 million.
For each share of common stock purchased under the Standby Equity Distribution
Agreement, Cornell will pay the Company 98% of the lowest volume weighted average price ("VWAP") of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the
Company's common stock is traded for the 5 days immediately following the notice date (the "Purchase Price"). The total number of shares issued to Cornell under each advance request will be equal to the total dollar amount of the advance request divided by the Purchase Price determined during the five day pricing period. Cornell will also retain 5% of each advance under the Standby Equity
Distribution Agreement. Cornell's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution
Agreement and is limited to $750,000 per weekly advance. The amount and timing of all advances under the Standby Equity Distribution Agreement are at the discretion of the Company and the Company is not obligated to issue and sell any securities to Cornell, unless and until it decides to do so. Upon execution of the Standby Equity Distribution Agreement, Cornell received 381,888 shares of the Company's common stock as a commitment fee under the Standby Equity
Distribution Agreement. The Company also issued 27,278 shares of the Company's common stock to Spartan Securities Group, Ltd. under a placement agent agreement relating to the Standby Equity Distribution Agreement.

        On July 28, 2005 we filed an amended SB-2 registration statement with the
Securities and Exchange Commission to register 10,000,000 shares of our common stock related to the above.

        At the present time, we have limited cash resources. We do not anticipate that we will generate significant cash flow from operating activities until late
2005. As a result, we anticipate that we will require approximately $200,000 to
$300,000 of additional working capital financing during the next twelve months in order to meet our working capital requirements during this period. We currently plan to finance our operations through borrowings under our Credit
Facility with Aspen and advances under the Standby Equity Distribution Agreement with Cornell. Advances under the Credit Facility are limited, at any given time, based on a formula contained in the loan agreement and advances under the
Cornell Standby Equity Distribution Agreement may not be favorable to the
Company based on where the Company's stock price is trading at any given time.
The Company may not be eligible to obtain all of its working capital funding needs from Aspen or from the Cornell Standby Equity Distribution Agreement or any other source. If the Company is unable to obtain such funding, the Company will be required to curtail or discontinue operations.

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

Staffing

        Currently, we have thirteen full-time employees, one part-time employee and four part-time consultants. During 2005, we plan to add additional laboratory technologists and laboratory assistants to assist us in handling a greater volume of tests and to perform sponsored research projects. In addition, we intend to continue building our sales force in an effort to sustain our sales growth, as well as add personnel in management, accounting, and administrative functions. The number of such additional personnel and their salaries will be determined by the volume of business we are generating and the availability of adequate financial resources to pay the salaries of such personnel.

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

     (B)  Changes in Internal Controls Over Financial Reporting

        In connection with the evaluation of the Company's internal controls during the Company's second fiscal quarter ended June 30, 2005, the Company's Principal
Executive Officer and Acting Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the
Company's internal controls over financial reporting.

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

        On March 23, 2005, the Company entered into a Loan Agreement with Aspen
Select Healthcare, LP ("Aspen") to provide up to $1.5 million of indebtedness pursuant to a credit facility (the "Credit Facility"). As part of the Credit
Facility transaction, the Company also issued to Aspen a five year Warrant to purchase up to 2,500,000 shares of its common stock at an exercise price of
$0.50 per share.

        During the six months ending June 30, 2005, we sold 522,382 shares of our common stock in a series of private placements at $0.30 per share and $0.35 per share to unaffiliated third party investors. These transactions generated net proceeds to the Company of approximately $171,000. These transactions involved the issuance of unregistered stock to accredited investors in transactions that we believed were exempt from registration under Rule 506 promulgated under the
Securities Act of 1933.

        On June 6, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to the Standby Equity
Distribution Agreement, the Company may, at its discretion, periodically sell to
Cornell shares of common stock for a total purchase price of up to $5.0 million.
For each share of common stock purchased under the Standby Equity Distribution
Agreement, Cornell will pay the Company 98% of the lowest volume weighted average price ("VWAP") of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the
Company's common stock is traded for the 5 days immediately following the notice date (the "Purchase Price"). The total number of shares issued to Cornell under each advance request will be equal to the total dollar amount of the advance request divided by the Purchase Price determined during the five day pricing period. Cornell will also retain 5% of each advance under the Standby Equity
Distribution Agreement. Cornell's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution
Agreement and is limited to $750,000 per weekly advance. The amount and timing of all advances under the Standby Equity Distribution Agreement are at the discretion of the Company and the Company is not obligated to issue and sell any securities to Cornell, unless and until it decides to do so. Upon execution of the Standby Equity Distribution Agreement, Cornell received 381,888 shares of the Company's common stock as a commitment fee under the Standby Equity
Distribution Agreement. The Company also issued 27,278 shares of the Company's common stock to Spartan Securities Group, Ltd. under a placement agent agreement relating to the Standby Equity Distribution Agreement.

Item 3.  Defaults Upon Senior Securities

    NONE

Item 4.  Submission of Matters to a Vote of Securities Holders

    NONE

Item 5.  Other Information

    NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are filed as part of this Form 10-QSB.

      Exhibit

  Number      Description

  31.1        Certification by Principal Executive Officer     Provided herewith
              pursuant to 15 U.S.C. Section 7241, as
              adopted pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002

  31.2        Certification by Principal Financial Officer     Provided herewith
              pursuant to 15 U.S.C. Section 7241, as
              adopted pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002

  32.1        Certification by Principal Executive Officer     Provided herewith
              and Principal Financial Officer pursuant
              to 18 U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002

(b)  Reports on Form 8-K.

        On June 8, 2005, we filed a report on Form 8-K announcing that the Company had entered into a Standby Equity Distribution Agreement with Cornell Capital
Partners, LP, whereby the Company may, at its discretion, periodically sell to
Cornell shares of common stock for a total purchase price of up to $5.0 million.
All of the related transaction documents were filed as attachments to this Form
8-K.

        On June 23, 2005 we filed a report on Form 8-K announcing that the Company, pursuant to a written consent of the majority of its shareholders, elected three new Directors to the Company's Board of Directors. The three new Directors are
Dr. Thomas D. Conrad, Mr. George O'Leary and Mr. Peter M. Peterson. The Company
also announced that pursuant to the same shareholder action, Dr. Michael T.
Dent, Mr. Robert P. Gasparini, and Mr. Steven C. Jones have been reappointed to the Company's Board for another one-year term.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NEOGENOMICS, INC.

       Date:   August 11, 2005             /s/ Robert P. Gasparini
                                               Robert P. Gasparini
                                               President and
                                               Principal Executive Officer

