Form 10QSB
period 2005-09-30
NEOGENOMICS INC
filed 2005-11-01
CIK 1077183

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934.

               For the quarterly period ended September 30, 2005.

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

                                YES ( X ) NO ( )

Indicate by check mark whether the registrant is a shell company (as defined in
Rule-12b-2 of the Exchange Act).

                                 YES ( ) NO (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2005.

                                   22,576,975

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                                NeoGenomics, Inc.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheet as of September 30, 2005................ 4

        Consolidated Statements of Operations for the three
        and nine months ended September 30, 2005 and 2004.................. 5

        Consolidated Statements of Cash Flows for the nine
        months ended September 30, 2005 and 2004........................... 6

        Notes to Consolidated Financial Statements......................... 7

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (including cautionary statement)..................... 11

Item 3. Controls and Procedures............................................ 17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 18
Item 2. Changes in Securities.............................................. 18
Item 3. Defaults Upon Senior Securities.................................... 18
Item 4. Submission of Matters to a Vote of Securities Holders.............. 18
Item 5. Other Information.................................................. 18
Item 6. Exhibits and Reports on Form 8-K................................... 18

Signatures                                                                  19

                                     PART I

                           FORWARD-LOOKING STATEMENTS

        This Form 10-QSB contains "forward-looking statements" relating to
NeoGenomics, Inc., a Nevada corporation (referred to as "NeoGenomics", the
"Company", "we", "us", or "our" in this Form 10-QSB), which represent the
Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation",
"intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, competition, and the ability of the Company to continue its growth strategy, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

                                NeoGenomics, Inc.

                        CONSOLIDATED BALANCE SHEET AS OF
                               September 30, 2005
                                   (unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                               $    76,823
    Accounts receivable (net of allowance for doubtful
        accounts of $20,140)                                    374,090
    Inventories                                                  44,366
    Other current assets                                         46,656
       Total current assets                                     541,935

PROPERTY AND EQUIPMENT (net of accumulated depreciation
       of $225,648)                                             442,716

OTHER ASSETS                                                     14,002

TOTAL                                                       $   998,653
                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                       $   274,545
     Deferred revenue                                           110,000
     Accrued and other liabilities                               53,627
       Total current liabilities                                438,172

LONG TERM LIABILITIES (net of unamortized discount of
       $97,090)                                               1,263,361

TOTAL LIABILITIES                                             1,701,533

STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value, 100,000,000 shares
        authorized; 22,576,975 shares issued and
        outstanding                                              22,577
     Additional paid-in capital                               9,934,250
     Deficit                                                (10,659,707)
       Total stockholders' deficit                             (702,880)

TOTAL                                                       $   998,653
                                                            ============

________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
_________________________________________________________________________________________________________

                                             For the         For the          For the         For the
                                           Nine-Months     Nine-Months      Three-Months    Three-Months
                                              Ended           Ended            Ended           Ended
                                          September 30,    September 30,    September 30,   September 30,
                                              2005             2004             2005           2004

REVENUE                                    $  1,134,429    $   422,254      $   559,349      $  121,859

COST OF REVENUE                                 683,694        417,133          313,176         132,773

GROSS (DEFICIT) PROFIT                          450,735          5,121          246,173         (10,914)

OPERATING EXPENSES:
Selling, general and administrative             946,358        447,510          424,470         137,091
Interest expense                                140,845         66,820           61,640          22,851
   Total operating expenses                   1,087,203        514,330          486,110         159,942

NET INCOME (LOSS)                          $   (636,468)   $  (509,209)     $  (239,937)     $ (170,856)
                                           =============   ============     ============     ===========

NET INCOME (LOSS) PER SHARE - Basic and
Diluted                                    $      (0.03)   $     (0.03)     $     (0.01)     $    (0.01)
                                           =============   ============     ============     ===========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING -
   Basic and Diluted                         22,145,593     19,350,912       22,526,370      20,785,612
                                           =============   ============     ============     ===========

_________________________________________________________________________________________________________

See notes to consolidated financial statements.

                                NeoGenomics, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
_______________________________________________________________________________________

                                                             For the            For the
                                                           Nine-Months        Nine-Months
                                                              Ended              Ended
                                                            September          September
                                                            30, 2005           30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $(636,468)   $   (509,209)
   Adjustments to reconcile net loss to net cash used
        in operating activities:
     Depreciation                                              88,335          64,908
     Amortization of credit facility discount                  34,247               -
       Amortization of debt issue costs                        13,973               -
         Other Amortization                                    14,009               -
     Equity-based compensation                                 64,244               -
     Provision for bad debts                                   65,727          12,694
   Changes in assets and liabilities, net:
     (Increase) decrease in accounts receivables, net
         of write-offs                                       (383,326)        (15,179)
     (Increase) decrease in inventory                         (29,244)          4,370
     (Increase) decrease in pre-paid expenses                 (25,223)         (2,217)
     (Increase) decrease in other current assets                3,474          (6,040)
     (Increase) decrease in deposits                            1,500           4,540
     Increase (decrease) in accounts payable and other
         liabilities                                          104,161         (61,069)

NET CASH USED IN OPERATING ACTIVITIES                        (684,592)       (507,202)

CASH FLOWS USED IN INVESTING ACTIVITIES -
   Purchases of property and equipment                        (82,659)        (14,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from affiliates, net                             620,451          80,000
    Debt issue costs                                          (53,587)              -
    Issuances of common stock, net of transaction expenses    164,662         740,228

NET CASH PROVIDED BY FINANCING ACTIVITIES                     731,526         820,228

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (35,725)        298,533

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                112,548          25,051

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  76,823    $    323,604
                                                            ==========   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                            $  89,834    $     86,474

   Income taxes paid                                        $      -    $          -

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

Basis of Presentation

        Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange
Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments
(consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of and for the year ended
December 31, 2004 contained in our Form 10-KSB.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of
NEO and ACE. All significant intercompany accounts and balances have been eliminated in consolidation.

Revenue Recognition

        Net revenues are recognized in the period when tests are performed and consist primarily of net patient revenues that are recorded based on established billing rates less estimated discounts for contractual allowances principally for patients covered by Medicare, Medicaid, and managed care and other health plans. These revenues also are subject to review and possible audit by the payers. We believe that adequate provision has been made for any adjustments that may result from final determination of amounts earned under all the above arrangements. There are no known material claims, disputes or unsettled matters with any payers that are not adequately provided for in the accompanying consolidated financial statements.

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

NOTE B - LIQUIDITY

        Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2004, we had working capital and stockholders' deficits of approximately $822,000 and
$426,000 respectively. However, subsequent to December 31, 2004, we enhanced our working capital as we refinanced our short-term indebtedness of $740,000 included in current liabilities with indebtedness that does not mature until
March 31, 2007 (see Note C). We believe this debt facility, which allows for unsecured borrowings of $1,000,000 after April 30, 2005, our Standby Equity
Distribution Agreement with Cornell Capital (See Note D) and improving operations, will provide adequate capital to fund our operations and growth for
2005 and beyond. At September 30, 2005, we had a working capital surplus of
$103,763. As such, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

        During the nine months ending September 30, 2005, and fiscal year 2004, the
Company incurred consulting expenses from a director of $55,000 and $44,000, respectively, for various consulting work performed in connection with managing the financial affairs of the Company and acting as the Principal Financial
Officer.

        On March 11, 2005, we entered into an agreement with HCSS, LLC and
eTelenext, Inc. to provide eTelenext, Inc's Accessioning Application, AP
Anywhere Application and CMQ Application. HCSS, LLC is a holding company created to build a small laboratory network for the 50 small commercial genetics laboratories in the United States. HCSS, LLC is owned 66.7% by Dr. Michael T.
Dent, our Chairman. By becoming the first customer of HCSS in the small laboratory network, the Company is saving approximately $152,000 in up front licensing fees. Under the terms of the agreement, the Company is required to pay
$22,500 over three months to customize this software and will pay an annual membership fee of $6,000 per year and monthly transaction fees of between $2.50
- $10.00 per completed test, depending on the volume of tests performed. The
eTelenext system is an elaborate laboratory information system (LIS) that is in use at many larger labs. By assisting in the formation of the small laboratory network, the Company will be able to increase the productivity of its technologists and have on-line links to other small labs in the network in order to better manage its workflow.

        On March 23, 2005, we entered into an agreement with Aspen Select
Healthcare, LP (formerly known as MVP 3, LP) ("Aspen") to refinance our existing indebtedness of $740,000 and provide for additional liquidity of up to $760,000 to the Company. Under the terms of the agreement, Aspen, a Naples, Florida-based private investment fund will make available up to $1.5 million of debt financing in the form of a revolving credit facility (the "Credit Facility") with an initial maturity of March 31, 2007. Aspen is managed by its General Partner,
Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics.
We incurred $53,587 of transaction expenses in connection with establishing the
Credit Facility, which have been capitalized and are being amortized to interest expense over the term of the agreement.

        Under the terms of the Credit Facility, we are able to borrow up to 80% of
"eligible" accounts receivable, 50% of our net furniture and equipment balance, which is secured by substantially all of our assets up to $1,000,000 on an unsecured basis after April 30, 2005. The interest rate on the Credit Facility is prime + 6.0%, payable monthly in arrears. With respect to this agreement, we are subject to the following restrictive covenants: (i) we are not to incur indebtedness outside of this agreement in excess of $50,000 without written authorization of Aspen, (ii) we cannot declare or pay any dividend on our common stock, and (iii) we are also subject to other general covenants typical of an instrument of this kind. In addition, as a condition to these transactions, the
Company, Aspen and certain individual shareholders agreed to amend and restate their shareholders' agreement to provide that Aspen will have the right to appoint up to three of seven of our directors and one mutually acceptable independent director. We also amended and restated a Registration Rights
Agreement, dated March 23, 2005 with Aspen and certain individual shareholders, which grants to Aspen certain demand registration rights and which grants to all parties to the agreement, piggyback registration rights. As part of the Credit
Facility transaction, the Company also issued to Aspen a five year Warrant to purchase up to 2,500,000 shares of its common stock at an exercise price of
$0.50/share (which we anticipate will result in us recording stock based interest expense in 2005 and beyond). We have accrued $131,337 for the value of such Warrant as of the original commitment date as a discount to the face amount of the Credit Facility. The Company is amortizing such discount to interest expense over the 24 month of the Credit Facility. As of September 30, 2005
$1,488,520 was available for use and $1,360,451 had been drawn.

NOTE D - EQUITY FINANCING TRANSACTIONS

        On June 6, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to the Standby Equity
Distribution Agreement, the Company may, at its discretion, periodically sell to
Cornell shares of common stock for a total purchase price of up to $5.0 million.
For each share of common stock purchased under the Standby Equity Distribution
Agreement, Cornell will pay the Company 98% of the lowest volume weighted average price ("VWAP") of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the
Company's common stock is traded for the 5 days immediately following the notice date (the "Purchase Price"). The total number of shares issued to Cornell under each advance request will be equal to the total dollar amount of the advance request divided by the Purchase Price determined during the five day pricing period. Cornell will also retain 5% of each advance under the Standby Equity
Distribution Agreement. Cornell's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company maintaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution
Agreement and is limited to $750,000 per weekly advance. The amount and timing of all advances under the Standby Equity Distribution Agreement are at the discretion of the Company and the Company is not obligated to issue and sell any securities to Cornell, unless and until it decides to do so. Upon execution of the Standby Equity Distribution Agreement, Cornell received 381,888 shares of the Company's common stock as a commitment fee under the Standby Equity
Distribution Agreement. The Company also issued 27,278 shares of the Company's common stock to Spartan Securities Group, Ltd. under a placement agent agreement relating to the Standby Equity Distribution Agreement.

        On July 1, 2005, we issued 14,947 shares of our common stock under the
Company's 2003 Equity Incentive Plan to two employees of the Company in satisfaction of $4,933 of accrued, but unpaid vacation.

        On July 28, 2005, we filed an amended SB-2 registration statement with the
Securities and Exchange Commission to register 10,000,000 shares of our common stock related to the Standby Equity Distribution Agreement. Such registration statement became effective as of August 1, 2005.

        On August 29, 2005, we requested a $25,000 advance on our Standby Equity
Distribution Agreement with Cornell. The advance was completed to provide funding for general corporate purposes. The advance was completed on September
8, 2005 and resulted in the sale of 63,776 shares of common stock. Our net proceeds were $23,250 after deducting $1,250 in fees to Cornell and a $500 escrow agent fee to Yorkville Advisors Management, LLC.

________________________________________________________________________________

End of Financial Statements

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

        NeoGenomics operates a medical testing laboratory and research facility based in Fort Myers, Florida that is targeting the rapidly growing genetic and molecular testing segment of the medical laboratory market. Our common stock is listed on the NASDAQ Over-the-Counter Bulletin Board (the "OTCBB") under the symbol "NGNM." Our business plan features two concurrent objectives:

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

Comparison of the Medical Testing Laboratory Market Segments:

Attributes                            Clinical                 Anatomic Pathology          Genetic/Molecular
Testing Performed On                  Blood, Urine             Tissue/Cells                Chromosomes/Molecules
Volume                                High                     Low                         Low
Physician Involvemen                  Low                      High - Pathologist          Low
Malpractice Ins. Require              Low                      High                        Low
Other Professionals Req               None                     None                        Cyto/Molecular geneticist
Level of Automatio                    High                     Low-Moderate                Moderate
Diagnostic in Natur                   Usually Not              Yes                         Yes
Types of Diseases Teste               Many Possible            Primarily to Rule out       Rapidly Growing
                                                               Cancer

Typical Price/Test(1)                 $5 - $35/Test            $25 - $500/Test             $200 - $1,000/Test
Estimated Size of Market              $25 - $30 Billion        $8.0 - $10.0 Billion        $3.0 - $5.0 Billion
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

        Our primary focus is on the oncology market. We target oncologists that perform bone marrow sampling and treat patients with leukemia, lymphoma and other forms of cancer as well as urologists that treat patients with bladder cancer. Historically, our clients have been predominantly located in Florida.
Beginning in January 2005, based on the experience of our new President, we began targeting large institutional clients in the Eastern United States. This was successful and we landed several clients in the Eastern United States. We also signed up several clients in the Midwestern United States as well. During the third quarter of 2005 we began testing for cervical, breast and bladder cancer. As we grow, we anticipate offering additional tests that broaden our focus from genetic and molecular biology testing to more traditional types of anatomic pathology testing that is complementary to our current test offerings.

        We compete in the marketplace based on the quality and accuracy of our test results, our turn-around times and our ability to provide after-test support to those physicians requesting consultation. We believe our average 3-5 day turn-around times on oncology-related cytogenetics tests is among the best in the industry and is helping to increase the usage patterns of cytogenetics tests by our referring oncologists and hematopathologists. Based on customer feedback, we believe that most competing cytogenetics labs typically have 7-14 day turn-around times on average. Traditionally, longer turn-around times for cytogenetics tests have resulted in fewer tests being ordered since there is an increased chance that the test results will not be returned within an acceptable diagnostic window when other adjunctive diagnostic test results are available.
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

        The following discussion and analysis should be read in conjunction with the financial statements for the three months ended September 30, 2005, included with this Form 10-QSB. Readers are also referred to the cautionary statement, which addresses forward-looking statements made by us.

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

Results of Operations for the Three Months ended September 30, 2005 as Compared to the Three Months ended September 30, 2004

        During the three months ended September 30, 2005, our revenues increased approximately 359% to approximately $559,000 from approximately $122,000 during the three months ending September 30, 2004, primarily as a result of attracting new customers to our services and to a lesser extent increasing the volume of services sold to existing customers. During the three months ending September
30, 2005, our cost of revenue increased approximately 136% to approximately
$313,000 from approximately $133,000 during the three months ending September
30, 2004, primarily as a result of personnel, supplies and transportation costs associated with processing higher test volumes. This resulted in an increase of approximately $257,000 in our gross profit to approximately $246,000 for the three months ended September 30, 2005 from a gross deficit of approximately
$11,000 during the three months ended September 30, 2004. This change is primarily attributable to our increased revenues and testing volumes for the period ended September 30, 2005 as compared to the three month period ended
September 30, 2004.

        During the three months ended September 30, 2005, our selling, general and administrative expenses increased by approximately 210% to approximately
$425,000 from approximately $137,000 for the three months ended September 30,
2004. This increase was primarily a result of higher personnel and personnel-related expenses associated with increased levels of staffing and with infrastructure related to supporting our growing operations. Selling, general and administrative expenses include all of our overhead and technology expenses as well as the cost of our management and sales personnel.

Interest expense for the three months ended September 30, 2005 increased approximately 169% to approximately $62,000 from approximately $23,000 for the three months ended September 30, 2004. Interest expense is mainly comprised of interest payable on advances under our Credit Facility from Aspen, which have increased as a result of our increased borrowing. In addition, in connection with our new credit facility, discussed below in "Liquidity and Capital
Resources," we recorded $131,337 of a debt discount for the issuance of warrants and we incurred $53,587 of financing costs. These amounts are being amortized to interest expense over the 24 month period of the new credit facility. Thus interest expense for the three months ending September 30, 2005, includes approximately $23,000 of non-cash charges in connection with the amortization of this debt discount and financing costs. There was no amortization of debt discount and financing costs to interest expense during the three months ended
September 30, 2004.

        As a result of the foregoing, our net loss for the three months ended
September 30, 2005 increased approximately 40% to approximately $240,000 from approximately $171,000 during the three months-ended September 30, 2004.

Results of Operations for the Nine Months ended September 30, 2005 as Compared to the Nine Months ended September 30, 2004

        During the nine months ended September 30, 2005, our revenues increased approximately 169% to approximately $1,134,000 from approximately $422,000 during the nine months ending September 30, 2004, primarily as a result of attracting new customers to our services and to a lesser extent increasing the volume of services sold to existing customers. During the nine months ending
September 30, 2005, our cost of revenue increased approximately 63% to $684,000 from approximately $417,000 during the nine months ending September 30, 2004,

primarily as a result of personnel, supplies transportation costs associated with processing higher test volumes as well as increased costs as a result of opening new lines of business. This resulted in gross profit during the nine months ended September 30, 2005 of approximately $451,000 from approximately
$5,000 during the nine months ended September 30, 2004. This increase is primarily attributable to realizing economies of scale from our increased revenues and testing volumes for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

        During the nine months ended September 30, 2005, our selling, general and administrative expenses increased by approximately 112% to approximately
$946,000 from approximately $448,000 in the nine months ended September 30,
2004. This increase was primarily as a result of higher personnel and personnel-related expenses associated with increased levels of staffing.
Selling, general and administrative expenses include all of our overhead and technology expenses as well as the cost of our management and sales personnel.
Interest expense for the nine months ended September 30, 2005 increased approximately 110% to approximately $141,000 from approximately $67,000 for the nine months ended September, 2004.

        Interest expense is mainly comprised of interest payable on advances under our Credit Facility from Aspen, which have increased as a result of our increased borrowing. In addition, in connection with our new credit facility, discussed below in "Liquidity and Capital Resources," we recorded $131,337 of a debt discount for the issuance of warrants and we incurred $53,587 of financing costs. These amounts are being amortized to interest expense over the 24 month period of the new credit facility. Thus interest expense for the nine months ending September 30, 2005, includes approximately $48,000 of non-cash charges in connection with the amortization of this debt discount and financing costs.
There was no amortization of debt discount and financing costs to interest expense during the nine months ended September 30, 2004..

        As a result of the foregoing, our net loss for the nine months ended
September 30, 2005 increased approximately 25% to approximately $636,000 from approximately $509,000 during the nine months-ended September 30, 2004.

Liquidity and Capital Resources

        During the nine months ended September 30, 2005, our operating activities used approximately $685,000 in cash. This amount primarily represented cash used to pay general and administrative expenses associated with our operations and to fund our working capital needs. We also spent approximately $83,000 on new equipment. We were able to finance operations and equipment purchases primarily through the sale of equity securities and net advances under our Credit
Facility, which together provided approximately $732,000 (net of $97,090 of debt issue costs) during the nine months-ended September 30, 2005. At September 30,
2005, we had cash and cash equivalents of approximately $76,823.

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

        During the nine months ending September 30, 2005, we sold 522,382 shares of our common stock in a series of private placements at $0.30 per share and $0.35 per share to unaffiliated third party investors. These transactions generated net proceeds to the Company of approximately $171,000.

        On March 23, 2005, we entered into an agreement with Aspen Select
Healthcare, LP (formerly known as MVP 3, LP) to refinance our existing indebtedness of $740,000 and provide for additional liquidity of up to $760,000 to the Company. Under the terms of the agreement, Aspen, a Naples, Florida-based private investment fund will make available up to $1.5 million of debt financing in the form of a revolving credit facility with an initial maturity of March 31,

2007. Aspen is managed by its General Partner, Medical Venture Partners, LLC,
which is controlled by a director of NeoGenomics.

        Under the terms of the Credit Facility, we are able to borrow up to 80% of
"eligible" accounts receivable, 50% of our net furniture and equipment balance, which is secured by substantially all of our assets up to $1,000,000 on an unsecured basis after April 30, 2005. The interest rate on the Credit Facility is prime + 6.0%, payable monthly in arrears. With respect to this agreement, we are subject to the following restrictive covenants: (i) we are not to incur indebtedness outside of this agreement in excess of $50,000 without written authorization of Aspen, (ii) we cannot declare or pay any dividend on our common stock, and (iii) we are also subject to other general covenants typical of an instrument of this kind. As part of the Credit Facility transaction, the Company also issued to Aspen a five year Warrant to purchase up to 2,500,000 shares of its common stock at an exercise price of $0.50 per share. As of September 30,
2005 $1,488,520 was available for use and $1,360,451 had been drawn.

        On June 6, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution
Agreement, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Standby Equity Distribution
Agreement, Cornell will pay the Company 98% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the
Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date (the
"Purchase Price"). The total number of shares issued to Cornell under each advance request will be equal to the total dollar amount of the advance request divided by the Purchase Price determined during the five day pricing period.
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

        On July 1, 2005, we issued 14,947 shares of our common stock under the
Company's 2003 Equity Incentive Plan to two employees of the Company in satisfaction of $4,933 of accrued, but unpaid vacation.

        On July 28, 2005 we filed an amended SB-2 registration statement with the
Securities and Exchange Commission to register 10,000,000 shares of our common stock related to the Standby Equity Distribution Agreement. Such registration statement became effective as of August 1, 2005.

        On August 29, 2005 we requested a $25,000 advance on our Standby Equity
Distribution Agreement with Cornell. The advance was completed to provide funding for general corporate purposes. The advance was completed on September
8, 2005 and resulted in the sale of 63,776 shares of common stock. Our net proceeds were $23,250 after deducting $1,250 in fees to Cornell and a $500 escrow agent fee to Yorkville Advisors Management, LLC.

        At the present time, we have limited cash resources. We do not anticipate that we will generate significant cash flow from operating activities until
2006. As a result, we anticipate that we will require approximately $200,000 to
$300,000 of additional working capital financing during the next twelve months in order to meet our working capital requirements related to business growth. We currently plan to finance our operations through borrowings under our Credit
Facility with Aspen and advances under the Standby Equity Distribution Agreement with Cornell. Advances under the Credit Facility are limited, at any given time,

based on a formula contained in the loan agreement and advances under the
Cornell Standby Equity Distribution Agreement may not be favorable to the
Company based on where the Company's stock price is trading at any given time.
The Company may not be eligible to obtain all of its working capital funding needs from Aspen or from the Cornell Standby Equity Distribution Agreement or any other source. If the Company is unable to obtain such funding, the Company maybe required to curtail operations.

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

        (B) Changes in Internal Controls Over Financial Reporting

        In connection with the evaluation of the Company's internal controls during the Company's third fiscal quarter ended September 30, 2005, the Company's
Principal Executive Officer and Acting Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is currently a defendant in one lawsuit from a former employee relating to compensation related claims. The Company does not believe this lawsuit is material to its operations or financial results and intends to vigorously pursue its defense of the matter.

Item 2. Changes in Securities

        On July 1, 2005, we issued 14,947 shares of our common stock under the
Company's 2003 Equity Incentive Plan to two employees of the Company in satisfaction of $4,933 of accrued, but unpaid vacation.

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

                        Certification  by  Principal   Financial   Officer
        31.2            pursuant  to 15 U.S.C.  Section 7241,  as  adopted  Provided herewith pursuant to Section 302 of the  Sarbanes-Oxley Act
                        of 2002

                        Certification by Principal  Executive  Officer and
        32.1            Principal  Financial Officer pursuant to 18 U.S.C.  Provided herewith
                        Section 1350, as adopted  pursuant to  Section 906
                        of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K.

                None

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NEOGENOMICS, INC.

                Date:   November 1, 2005       /s/ Robert P. Gasparini
                                               Robert P. Gasparini
                                               President and
                                               Principal Executive Officer

