Form 10KSB
period 2005-12-31
NEOGENOMICS INC
filed 2006-04-03
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20459

FORM 10-KSB

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the Year Ended December 31, 2005

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

Address of Principal Executive Offices:

(239) 768-0600

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such other shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. XYes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). _ Yes X No

The issuer's revenues for the most recent fiscal year were approximately $1,885,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 29, 2006 was approximately $6,685,332 (Based on 11,526,434 shares held by non-affiliates and a closing share price of $0.58/share on March 15, 2006). Shares of common stock held by each officer and director and by each person who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2006, 26,218,843 shares of common stock were outstanding.

Transitional small business disclosure format. _ Yes X No

PART I

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains “forward-looking statements” relating to NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as the “Company” in this Form 10-KSB), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ITEM 1.    DESCRIPTION OF BUSINESS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as “NeoGenomics” or the “Company” in this Form 10-KSB) is the registrant for SEC reporting purposes.

NeoGenomics operates a cancer genetics laboratory based in Fort Myers, Florida that is targeting the rapidly growing genetic and molecular testing segment of the medical laboratory market. The Company currently offers the following types of testing services to oncologists, pathologists, urologists, hospitals, and other laboratories throughout the United States: a) cytogenetics testing, which analyzes human chromosomes, b) Flourescence In-Situ Hybridization (FISH) testing which analyzes abnormalities at the gene level, c) flow cytometry testing services, which analyzes clusters of differentiation on cell surfaces and d) molecular testing which involves testing DNA and other molecular structures to screen for and diagnose single gene disorders. All of these testing services are widely used in the diagnosis of various types of cancer. Our common stock is listed on the NASDAQ Over-the Counter Bulletin Board (the “OTCBB”) under the symbol “NGNM.”

The genetic and molecular testing segment of the medical laboratory industry is the most rapidly growing segment of the market. Approximately five years ago, the World Health Organization reclassified cancers as being genetic anomalies. This growing awareness of the genetic root behind most cancers combined with advances in technology and genetic research, including the complete sequencing of the human genome, have made possible a whole new set of tools to diagnose and treat diseases. This has opened up a vast opportunity for laboratory companies that are positioned to address this growing market segment.

The medical testing laboratory market can be broken down into three primary segments:

•	clinical lab testing,
•	anatomic pathology testing, and
•	genetic/molecular testing.

Clinical labs typically are engaged in high volume, high automation tests on blood and urine. Clinical lab tests often involve testing of a less urgent nature, for example, cholesterol testing and testing associated with routine physical exams. This type of testing yields relatively low average revenue per test. Anatomic pathology (“AP”) testing involves evaluation of tissue, as in surgical pathology, or cells as in cytopathology. The most widely known AP tests are Pap smears, skin biopsies, and tissue biopsies. AP tests are typically more labor and technology intensive than clinical lab tests and thus typically have higher average revenue per test than clinical lab tests.

Genetic/molecular testing typically involves analyzing chromosomes, genes or base pairs of DNA for disorders. Both genetic and molecular testing have become important and highly-accurate diagnostic tools over the last five years. New tests are being developed rapidly, thus this market segment is expanding rapidly. Genetic/molecular testing requires very specialized equipment and credentialed individuals (typically MD or PhD level) to certify the results and typically yields the highest average revenue per test of the three market segments. The following chart shows the differences between the genetic/molecular segment and other segments of the medical laboratory industry. Up until about five years ago, the genetic/molecular segment was considered to be part of the Anatomic Pathology segment, but given its rapid growth, many industry veterans now break genetic/molecular testing out into its own segment.

COMPARISON OF THE MEDICAL LABORATORY MARKET SEGMENTS (1)

Attributes	Clinical	Anatomic Pathology	Genetic/Molecular

Testing Performed On

Testing Volume

Physician Involvement
Malpractice Ins. Required

Other Professionals Req.

Level of Automation

Diagnostic in Nature

Types of Diseases Tested

Typical per Price/Test

Estimated Size of Market

Estimated Growth Rate

	Blood, Urine High Low Low None High Usually Not Many Possible $5 - $35/Test $25 - $30 Billion 4.0 -5.0%	Tissue/Cells Low High - Pathologist High None Low-Moderate Yes Primarily to Rule out Cancer $25 - $500/Test $10.0 - $12.0 Billion 6.0 – 7.0% Annually	Chromosomes/Genes/DNA Low Low - Medium Low Cyto/Molecular geneticist Moderate Yes Rapidly Growing $200 - $1,000/Test $3.0 - $4.0 Billion (2) 25.0+% Annually
Established Competitors	Quest Diagnostics LabCorp Bio Reference Labs DSI Laboratories Hospital Labs Regional Labs	Quest Diagnostics LabCorp Genzyme Genetics Ameripath Local Pathologists	Genzyme Genetics Quest Diagnostics LabCorp Major Universities

(1) Derived from industry analyst reports

(2) Includes flow cytometry testing, which historically been classified under anatomic pathology.

Our primary focus is on the oncology market. We target oncologists that perform bone marrow sampling and treat patients with leukemia, lymphoma and other forms of cancer as well as urologists that treat patients with bladder cancer. Historically, our clients have been predominantly located in Florida. Beginning in January 2005, based on the experience of our new President, we began targeting large institutional clients throughout the United States. This was successful and we landed several clients outside of the State of Florida. During the third quarter of 2005 we began testing for cervical, breast and bladder cancer. Our bladder cancer program focused around the UroVysion test has grown significantly since it started in the third quarter of 2005. As we grow, we anticipate offering additional tests that broaden our focus from genetic and molecular testing to more traditional types of anatomic pathology testing that are complementary to our current test offerings.

We compete in the marketplace based on the quality and accuracy of our test results, our turn-around times and our ability to provide after-test support to those physicians requesting consultation. We believe our average 3-5 day turn-around time on oncology-related cytogenetics tests is helping to increase the usage patterns of cytogenetics tests by our referring oncologists and hematopathologists. Based on anecdotal information, we believe that cyotgenetics labs typically have 7-14 day turn-around times on average with some labs running as high as 21 days. Traditionally, longer turn-around times for cytogenetics tests have resulted in fewer tests being ordered since there is an increased chance that the test results will not be returned within an acceptable diagnostic window when other adjunctive diagnostic test results are available. We believe our turn-around times result in our referring physicians requesting more of our testing services in order to augment or confirm other diagnostic tests, thereby giving us a significant competitive advantage in marketing our services against those of other competing laboratories.

We have an opportunity to add additional types of tests to our product offering. We believe that by doing so we may be able to capture increases in our testing volumes through our existing customer base as well as more easily attract new customers via the ability to bundle our testing services more appropriately to the needs of the market. Until December 2004, we only performed one type of test, cytogenetics, in-house, which resulted in only one test being performed per customer requisition for most of FY 2004 and an average revenue per requisition of approximately $490 in FY 2004. In December 2004, we added FISH testing to our product offering, and in February 2005, we began offering flow cytometry testing services. With the addition of these two new testing platforms, our average revenue/requisition increased by 35.6% in FY 2005 to approximately $632/requisition. We believe that with the addition of additional testing platforms and more focused marketing, we can continue to increase our average revenue per customer requisition.

	FY 2004	FY 2005	% Inc (Dec)

Customer Requisitions Rec’d (Cases)	1,139	2,982	161.8%
Number of Tests Performed	1,152	4,082	254.3%
Average Number of Tests/Requisition	1.01	1.37	35.6%

Total Testing Revenue	$ 558,074	$ 1,885,324	237.8%
Avg Revenue/Requisition	$ 489.97	$ 632.23	29.0%
Avg Revenue/Test	$ 484.44	$ 461.86	(4.7%)

We believe this bundled offering approach could drive large increases in our revenue and afford the Company significant synergies and efficiencies in our operations and sales and marketing activities. For instance, initial testing for most hematological cancers may yield total revenue ranging from approximately $1,700 - $2,800/case and is generally comprised of one or more of the following tests: cytogenetics, flouresence in-situ hybridization (FISH), flow cytometry, and morphology testing. Whereas in FY 2004, we only addressed approximately $500 of this potential revenue per case, we now address approximately $1,200 - $1,900 of this potential revenue per case.

Avg. Rev/Test

Cytogenetics	$400-$600
Fluorescence In Situ Hybridization (FISH)	$400-$600

Flow cytometry

- Technical component	$400-$700
- Professional component	$100-$200
Morphology	$400-$700
Total	$1,700-$2,800

In January 2005, we hired Mr. Robert Gasparini as our President. Mr. Gasparini has considerable experience in building genetic and molecular laboratory companies. Prior to NeoGenomics, Mr. Gasparini was the Director of the Genetics Division for US Pathology Labs, Inc (“US Labs”). While at US Labs, Mr. Gasparini grew the annual revenues of the Genetics Division from zero to approximately $30 million over a 30 month period. By the time, Mr. Gasparini left US Labs, the Genetics Division accounted for approximately half of the Company’s revenue.

Business of NeoGenomics

Services

We currently offer four types of testing services: cytogenetics testing, flow cytometry testing, FISH testing, and molecular testing:

Cytogenetics Testing. Cytogenetics testing involves analyzing chromosomes taken from the nucleus of cells and looking for abnormalities in a process called karyotyping. A karyotype evaluates the entire 46 human chromosomes by number and banding patterns to identify abnormalities associated with disease. In cytogenetics testing, we typically analyze the chromosomes of 20 different cells. Examples of cytogenetic testing include bone marrow testing to diagnose various types of leukemia and lymphoma, and amniocentesis testing of pregnant women to diagnose genetic anomalies such as Down syndrome in a fetus. Currently, we offer the following types of cytogenetics tests, each of which is performed on different types of biological samples: bone marrow tests to assist in the diagnosis of leukemia and lymphoma, peripheral blood tests and various other specialty tests.

Analogy: Cytogenetics provides the equivalent of a detailed picture of a neighborhood with 46 houses from 1000 feet up. Each house is analogous to a human chromosome.

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

Flow Cytometry Testing. Flow cytometry testing analyzes clusters of differentiation on cell surfaces. Most cancers have by-products which create clusters of differentiation on the cell surfaces that can then be traced back to a specific type of cancer. Flow cytometry is a method of separating blood into its different cell types. This methodology is used to determine what cell types within the blood of leukemia and cancer patients is abnormal. Flow cytometry is important in developing an accurate diagnosis and defining what treatment options are best for specific patients. Flow cytometry testing is performed using sophisticated lasers and will typically analyze over 100,000 individual cells in an automated fashion. Flow cytometry testing is highly complementary with cytogenetics and the combination of these two testing methodologies allows the findings from one test to complement the findings of the other test, which leads to an even more accurate diagnosis.

Analogy: Flow cytometry provides a snapshot of the shrubbery, walkways and trim around a single house from 500 feet up. The trim around the house is analogous to the cell surface markers.

FISH Testing. As an adjunct to traditional chromosome analysis, we offer Fluorescence In Situ Hybridization (FISH) testing to expand the capabilities of routine chromosome analysis in cancer. FISH testing permits preliminary identification of the most frequently occurring numerical chromosomal abnormalities in a relatively rapid manner by looking at specific genes that are implicated in cancer. There are approximately 25,000 genes spread across the 46 chromosomes in the nucleus of each cell. FISH testing allows us to look more closely at the functioning of approximately 2-10 of the specific genes associated with various types of cancers. FISH testing is typically performed on 100-200 cells. FISH was originally used as an additional staining method (the colorization of genes to highlight markers and abnormalities) for metaphase analysis (cells in a divided state after they are cultured), but is now being applied to interphase analysis (non, single cells). During the past 5 years, FISH testing has begun to demonstrate its considerable diagnostic potential. The development of molecular probes by using DNA sequences of differing sizes, complexity, and specificity, coupled with technological enhancements (direct labeling, multicolor probes, computerized signal amplification, and image analysis) make FISH a powerful investigative and diagnostic tool.

Analogy: FISH provides a close-up view of the doors and windows from one house on one street in that neighborhood. The doors and windows are analogous to a gene located on a chromosome. FISH allows us to see if a door is open (i.e., the gene is up-regulated) and it should be closed (i.e., the gene should be down-regulated).

Molecular Testing. Molecular testing involves testing DNA and other molecular structures to screen for and diagnose single gene disorders such as cystic fibrosis and Tay-Sachs disease as well as hematological cancers. There are approximately 1.0 – 2.0 million base pairs of DNA in each of the 25,000 genes located across the 46 chromosomes in the nucleus of every cell. Molecular testing allows us to look for variations in this DNA that are associated with specific types of diseases. Today there are molecular tests for about 500 genetic diseases. However, the majority of these tests remain available only to research laboratories and are only offered on a limited basis to family members of someone who has been diagnosed with a genetic condition. About 50 molecular tests are more widely available for clinical use. We currently provide these tests on an outsourced basis. We anticipate in the near future performing some of these tests within our facility as the number of requests we receive for these types of tests continues to increase and we expand our clinical staff. Molecular testing is a growing market with many new diagnostic tests being developed every year. The Company is committed to providing the latest and most accurate testing to its clients, where demand warrants it.

Analogy: Molecular testing provides the equivalent of a close-up view of the serial number on the lock of the front door of one house in the neighborhood as viewed under a magnifying glass. The serial number is analogous to a DNA sequence.

Target Markets and Customers

We initially targeted oncologists, pathologists and hospitals in southern and central Florida that perform bone marrow sampling. During 2005 we took steps to establish a national presence and also began marketing our services to urologists and other laboratories that did not offer our types of testing services. These strategies have allowed us to gain customers from around the country. We intend to continue to increase our testing volumes from customers around the U.S. in addition to continuing to grow our volumes from within the State of Florida. We market our services primarily through our direct salesforce. We plan to continue to increase the numbers of salespeople and the geographies in which we cover. We estimate our current and total potential market for Florida, the Southeastern United States and the entire United States as follows:

Distribution Methods

The Company currently performs all of its genetic testing at its clinical laboratory facility located in Fort Myers, Florida, and then produces a report for the requesting practitioner. The Company currently out sources all of its molecular testing to third parties, but expects to begin bringing some of this testing in-house during the next few years.

Competition

We are engaged in segments of the medical testing laboratory industry that are competitive. Competitive factors in the genetic and molecular testing business generally include reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting and timeliness of delivery of completed reports.

Our competitors in the United States are numerous and include major medical testing laboratories and biotechnology research companies. Many of these competitors have greater financial resources and production capabilities. These companies may succeed in developing service offerings that are more effective than any that we have or may develop and may also prove to be more successful than we are in marketing such services. In addition, technological advances or different approaches developed by one or more of our competitors may render our products obsolete, less effective or uneconomical.

We estimate that the United States market for genetics and molecular testing is divided among approximately 300 laboratories, many of which offer both types of testing. Of this total group, less than 20 laboratories market their services nationally. We believe that the industry as a whole is still quite fragmented, with the top 20 laboratories accounting for approximately 50% of market revenues.

We intend to continue to gain market share by offering faster turnaround times and high-quality test reports and post test consultation services. In addition, we have a fully integrated and interactive virtual Lab Information System (“LIS”) that enables us to report real time results to customers in a secure environment.

Suppliers

The Company orders its laboratory and research supplies from large national laboratory supply companies such as Fisher Scientific, Inc., Invitrogen and Beckman Coulter and does not believe any disruption from any one of these supplier would have a material effect on its business. The Company orders the majority of its FISH probes from Abbott/Vysis and as a result of their dominance of that marketplace and the absence of any competitive alternatives if they were to have a disruption and not have inventory available it could have a material effect on our business. This risk cannot be completely offset due to the fact that Abbott/Vysis patent protection limits other vendors from supplying these probes.

Dependence on Major Customers

We currently market our services to other laboratories, major hospitals and doctor’s practices nationwide. During 2005, we performed 4,082 individual tests. Four customers represented approximately 65% of our volume with each party representing greater than 10% of our volume. In the event that we lost one of these customers we would potentially lose a significant percentage of our revenues. In 2004, one customer made up approximately 16% of our total volume.

Trademarks

Our NeoGenomics logo has been trademarked with the United States Patent and Trademark Office.

Number of Employees

As of February 28, 2006, we had twenty-six employees, all of which were full-time employees. In addition, our principal financial officer and our pathologist serve as consultants to the Company on a part-time basis. Unions represent none of our employees and we believe our employee relations are good.

Government Regulation

Our business is subject to government regulation at the federal, state and local levels, some of which regulations are described under "Laboratory Operations," "Anti-Fraud and Abuse," "Confidentiality of Health Information," "Food and Drug Administration" and "Other" below.

Laboratory Operations

Cytogenetics and, Molecular Testing. The Company's laboratory is located in the state of Florida. Our laboratory has obtained certification under the federal Medicare program, the Clinical Laboratories Improvement Act of 1967, as amended by the Clinical Laboratory Improvement Amendments of 1988 (collectively, "CLIA `88"), and the respective clinical laboratory licensure laws of the state of Florida, where such licensure is required. The Clinical Laboratories Improvement Act provides for the regulation of clinical laboratories by the U.S. Department of Health and Human Services. Regulations promulgated under the federal Medicare guidelines, the CLIA and the clinical laboratory licensure laws of the state of Florida affect our genetics laboratory.

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

We also may perform some testing services using reagents, known as analyte specific reagents ("ASRs"), purchased from companies in bulk rather than as part of a test kit. In November 1997, the FDA issued a new regulation placing restrictions on the sale, distribution, labeling and use of ASRs. Most ASRs are treated by the FDA as low risk devices, requiring the manufacturer to register with the agency, list it’s ASRs (and any other devices), conform to good manufacturing practice requirements, and comply with medical device reporting of adverse events.

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

We May Not Be Able To Implement The Company’s Business Strategies Which Could

Impair Our Ability to Continue Operations

Implementation of the Company’s business strategies will depend in large part on the Company’s ability to (i) attract a significant number of customers; (ii) effectively introduce acceptable products and services to the Company’s customers; (iii) obtain adequate financing on favorable terms to fund the Company’s business strategies; (iv) maintain appropriate procedures, policies, and systems; (v) hire, train, and retain skilled employees; (vi) continue to operate with increasing competition in the medical laboratory industry; (vii) establish, develop and maintain name recognition; and (viii) establish and maintain beneficial relationships with third-party insurance providers and other third party payers. The Company’s inability to obtain or maintain any or all these factors could impair its ability to implement its business strategies successfully, which could have material adverse effect on its results of operations and financial condition.

We May Be Unsuccessful In Managing Our Growth Which Could Prevent the Company From Becoming Profitable

The Company’s recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. To manage its potential growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company may not be able to effectively manage the expansion of its operations and the Company’s systems, procedures or controls may not be adequate to support the Company’s operations. The Company’s management may not be able to achieve the rapid execution necessary to fully exploit the market opportunity for the Company’s products and services. Any inability to manage growth could have a material adverse effect on the Company’s business, results of operations potential profitability and financial condition.

Part of the Company’s business strategy may be to acquire assets or other companies that will complement the Company’s existing business. The Company is unable to predict whether or when any material transaction will be completed should negotiations commence. If the Company proceeds with any such transaction, the Company may not effectively integrate the acquired operations with the Company’s own operations. The Company may also seek to finance any such acquisition by debt financings or issuances of equity securities and such financing may not be available on acceptable terms or at all.

We May Incur Greater Costs Than Anticipated, Which Could Result in Sustained Losses

The Company used reasonable efforts to assess and predict the expenses necessary to pursue its business plan. However, implementing the Company’s business plan may require more employees, capital equipment, supplies or other expenditure items than management has predicted. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than Company estimates, which could result in sustained losses.

We May Face Fluctuations in Results of Operations Which Could Negatively Affect Our Business Operations and We are Subject to Seasonality in our Business

As a result of the Company’s limited operating history and the relatively limited information available on the Company’s competitors, the Company may not have sufficient internal or industry-based historical financial data upon which to calculate anticipated operating expenses. Management expects that the Company’s results of operations may also fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, (i) the continued rate of growth, usage and acceptance of the Company’s products and services; (ii) demand for the Company’s products and services; (iii) the introduction and acceptance of new or enhanced products or services by us or by competitors; (iv) the Company’s ability to anticipate and effectively adapt to developing markets and to rapidly changing technologies; (v) the Company’s ability to attract, retain and motivate qualified personnel; (vi) the initiation, renewal or expiration of significant contracts with the Company’s major clients; (vii) pricing changes by us, our suppliers or our competitors; (viii) seasonality; and (ix) general economic conditions and other factors. Accordingly, future sales and operating results are difficult to forecast. The Company’s expenses are based in part on the Company’s expectations as to future revenues and to a significant extent are relatively fixed, at least in the short-term. The Company may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to the Company’s expectations would have an immediate adverse impact on the Company’s business, results of operations and financial condition. In addition, the Company may determine from time to time to make certain pricing or marketing decisions or acquisitions that could have a short-term material adverse effect on the Company’s business, results of operations and financial condition and may not result in the long-term benefits intended. Furthermore, in Florida, currently a primary referral market for our lab testing services, a meaningful percentage of the population returns to homes in the Northern U.S. to avoid the hot summer months. This may result in seasonality in our business. Because of all of the foregoing factors, the Company’s operating results could be less than the expectations of investors in future periods.

We Substantially Depend Upon Third Parties for Payment of Services, Which Could Have A Material Adverse Affect On Our Cash Flows And Results Of Operations

The Company is a clinical medical laboratory that provides medical testing services to doctors, hospitals, and other laboratories on patient specimens that are sent to the Company. In the case of most specimen referrals that are received for patients that are not in-patients at a hospital or institution or otherwise sent by another reference laboratory, the Company generally has to bill the patient’s insurance company or a government program for its services. As such it relies on the cooperation of numerous third party payers, including but not limited to Medicare, Medicaid and various insurance companies, in order to get paid for performing services on behalf of the Company’s clients. Wherever possible, the amount of such third party payments is governed by contractual relationships in cases where the Company is a participating provider for a specified insurance company or by established government reimbursement rates in cases where the Company is an approved provider for a government program such as Medicare. However, the Company does not have a contractual relationship with many of the insurance companies with whom it deals, nor is it necessarily able to become an approved provider for all government programs. In such cases, the Company is deemed to be a non-participating provider and there is no contractual assurance that the Company is able to collect the amounts billed to such insurance companies or government programs. Currently, the Company is not a participating provider with the majority of the insurance companies it bills for its services. Until such time as the Company becomes a participating provider with such insurance companies, there can be no contractual assurance that the Company will be paid for the services it bills to such insurance companies, and such third parties may change their reimbursement policies for non-participating providers in a manner that may have a material adverse affect on the Company’s cash flow or results of operations.

Our Business Is Subject To Rapid Scientific Change, Which Could Have A Material Adverse Affect On Our Operations

The market for genetic and molecular testing services is characterized by rapid scientific developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. The Company’s future success will depend in significant part on its ability to continually improve its offerings in response to both evolving demands of the marketplace and competitive service offerings, and the Company may be unsuccessful in doing so.

The Market For Our Services Is Highly Competitive, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

The market for genetic and molecular testing services is highly competitive and competition is expected to continue to increase. The Company competes with other commercial medical laboratories in addition to the in-house laboratories of many major hospitals. Many of the Company’s existing competitors have significantly greater financial, human, technical and marketing resources than the Company. The Company’s competitors may develop products and services that are superior to those of the Company or that achieve greater market acceptance than the Company’s offerings. The Company may not be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not have a material adverse effect on the Company’s business, results of operations and financial condition.

We Face The Risk of Capacity Constraints, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

We compete in the market place primarily on three factors: a) the quality and accuracy of our test results; b) the speed or turn-around times of our testing services; and c) our ability to provide after-test support to those physicians requesting consultation. Any unforeseen increase in the volume of customers could strain the capacity of our personnel and systems, which could lead to inaccurate test results, unacceptable turn-around times, or customer service failures. In addition, as the number of customers and cases increases, the Company’s products, services, and infrastructure may not be able to scale accordingly. Any failure to handle higher volume of requests for the Company’s products and services could lead to the loss of established customers and have a material adverse effect on the Company’s business, results of operations and financial condition.

If we produce inaccurate test results, our customers may choose not to use us in the future. This could severely harm our operations. In addition, based on the importance of the subject matter of our tests, inaccurate results could result in improper treatment of patients, and potential liability for the Company.

We May Fail to Protect Our Facilities, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

The Company’s operations are dependent in part upon its ability to protect its laboratory operations against physical damage from fire, floods, hurricanes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple site capacity in the event of any such occurrence, but it does have an emergency back-up generator in place at its main laboratory location that can mitigate to some extent the effects of a prolonged power outage. The occurrence of any of these events could result in interruptions, delays or cessations in service to Customers, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Steps Taken By The Company To Protect Its Proprietary Rights May Not Be Adequate

The Company regards its copyrights, trademarks, trade secrets and similar intellectual property as critical to its success, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The steps taken by the Company to protect its proprietary rights may not be adequate or that third parties will not infringe or misappropriate the Company’s copyrights, trademarks, trade dress and similar proprietary rights. In addition, other parties may assert infringement claims against the Company.

We are Dependent on Key Personnel and Need to Hire Additional Qualified Personnel

The Company’s performance is substantially dependent on the performance of its senior management and key technical personnel. In particular, the Company’s success depends substantially on the continued efforts of its senior management team, which currently is composed of a small number of individuals who only recently joined the Company. The Company does not carry key person life insurance on any of its senior management personnel. The loss of the services of any of its executive officers, its laboratory director or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company.

The Company’s future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and the Company may not be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material and adverse effect upon the Company’s business, results of operations and financial condition.

The Failure to Obtain Necessary Additional Capital to Finance Growth and Capital Requirements, Could Adversely Affect The Company’s Business, Financial Condition and Results of Operations

The Company may seek to exploit business opportunities that require more capital than what is currently planned. The Company may not be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could adversely affect the Company’s business, financial condition and results of operations.

The Failure to Comply With Significant Government Regulation and Laboratory Operations May Subject the Company to Liability, Penalties or Limitation of Operations

As discussed in the Government Regulation section of our business description, the Company is subject to extensive state and federal regulatory oversight. Our laboratory may not pass inspections conducted to ensure compliance with CLIA `88 or with any other applicable licensure or certification laws. The sanctions for failure to comply with CLIA `88 or state licensure requirements might include the inability to perform services for compensation or the suspension, revocation or limitation of the labs' CLIA `88 certificate or state license, as well as civil and/or criminal penalties. In addition, any new legislation or regulation or the application of existing laws and regulations in ways that we don’t anticipate could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical and anatomic laboratories, and their referral sources, including physicians, hospitals and other laboratories. Certain provision of these laws, known as the "anti-kickback law" and the “Stark Laws”, contain extremely broad proscriptions. Violation of these laws may result in criminal penalties, exclusion from Medicare and Medicaid, and significant civil monetary penalties. We will seek to structure our arrangements with physicians and other customers to be in compliance with the anti-kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel. However, we are unable to predict how these laws will be applied in the future and the arrangements into which we enter may become subject to scrutiny thereunder.

Furthermore, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and other state laws contains provisions that affect the handling of claims and other patient information that are, or have been, transmitted electronically and regulate the general disclosure of patient records and patient health information. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to healthcare providers, which include physicians and clinical laboratories. While we believe we have complied with the Standards, Security and Privacy rules under HIPAA and state laws, an audit of our procedures and systems could find deficiencies. Such deficiencies, if found, could have a material adverse effect on the Company’s business, results of operations and financial condition and subject us to liability.

We Are Subject to Security Risks Which Could Harm Our Operations

Despite the implementation of various security measures by the Company, the Company’s infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or others. Computer viruses, break-ins or other security problems could lead to interruption, delays or cessation in service to the Company’s customers. Further, such break-ins whether electronic or physical could also potentially jeopardize the security of confidential information stored in the computer systems of the Company’s customers and other parties connected through the Company, which may deter potential customers and give rise to uncertain liability to parties whose security or privacy has been infringed. A significant security breach could result in loss of customers, damage to the Company’s reputation, direct damages, costs of repair and detection, and other expenses. The occurrence of any of the foregoing events could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company Is Controlled by Existing Shareholders And Therefore Other Shareholders Will Not Be Able to Direct The Company

The majority of the Company’s shares and thus voting control of the Company is held by a relatively small group of shareholders. Because of such ownership, those shareholders will effectively retain control of the Company’s Board of Directors and determine all of the Company’s corporate actions. In addition, the Company and shareholders owning 15,341,181 shares, or approximately 61% of the Company’s shares outstanding as of February 28, 2006 have executed a Shareholders’ Agreement that, among other provisions, gives Aspen Select Healthcare, LP, our largest shareholder, the right to elect three out of the seven directors authorized for our Board, and nominate one mutually acceptable independent director. Accordingly, it is anticipated that Aspen Select Healthcare, LP and other parties to the Shareholders’ Agreement will continue to have the ability to elect a controlling number of the members of the Company’s Board of Directors and the minority shareholders of the Company may not be able to elect a representative to the Company’s Board of Directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

No Foreseeable Dividends

The Company does not anticipate paying dividends on its common shares in the foreseeable future. Rather, the Company plans to retain earnings, if any, for the operation and expansion of Company business.

There Is No Guarantee of Registration Exemption for Recently Completed Sales of Unregistered Stock, Which Could Result in the Liquidation of the Company

In 2004, The Company sold approximately 3.0 million shares of unregistered stock in various private placements to accredited investors. These sales were made in reliance upon the "private placement" exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated pursuant thereto. Reliance on this exemption does not, however, constitute a representation or guarantee that such exemption is indeed available.

If for any reason these sales are deemed to be a public offering of the Company’s shares (and if no other exemption from registration is available), the sale of the offered shares would be deemed to have been made in violation of the applicable laws requiring registration of the offered shares and the delivery of a prospectus. As a remedy in the event of such violation, each purchaser of the offered shares would have the right to rescind his or her purchase of the offered shares and to have his or her purchase price returned. If such a purchaser requests a return of his or her purchase price, funds might not be available for that purpose. In that event, liquidation of the Company might be required. Any refunds made would reduce funds available for the Company’s working capital needs. A significant number of requests for rescission would probably cause the Company to be without funds sufficient to respond to such requests or to proceed with the Company’s activities successfully.

The Company Does Not Have Any Specific Plans to Use Proceeds of Recently Sold Securities And Therefore The Funds May Not Improve The Company’s Operations

The Company has not designated any specific use for the net proceeds from the recent sales by the Company of restricted equity securities. Rather, the Company intends to use the net proceeds primarily for general corporate purposes, including working capital and potential investments in new revenue producing activities. Accordingly, management will have significant flexibility in applying the net proceeds of such equity sales or advances under the revolving credit facility and this application may not increase revenue or otherwise lead to profitability.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board. Set forth below is a table summarizing the high and low bid quotations for our common stock during its last two fiscal years.

QUARTER	HIGH BID	LOW BID
1st Quarter 2005	$0.70	$0.25
2nd Quarter 2005	$0.60	$0.26
3rd Quarter 2005	$0.59	$0.24
4th Quarter 2005	$0.35	$0.18

1st Quarter 2004	$1.22	$0.05
2nd Quarter 2004	$0.74	$0.30
3rd Quarter 2004	$0.45	$0.20
4th Quarter 2004	$0.70	$0.18

The above table is based on over-the-counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction. All historical data was obtained from the www.BigCharts.com web site.

As of March 15, 2006 there were 375 stockholders of record of our common stock, excluding shareholders who hold their shares in brokerage accounts in “street name”. We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth and therefore, do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

Except as otherwise noted, all of the following shares were issued and options and warrants granted pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." No commissions were paid, and no underwriter participated, in connection with any of these transactions. Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

During 2004, we sold 3,040,000 shares of our common stock in a series of private placements at $0.25/share to unaffiliated third party investors. These transactions generated net proceeds to the Company of approximately $740,000 after deducting certain transaction expenses. These transactions involved the issuance of unregistered stock to accredited investors in transactions that we believed were exempt from registration under Rule 506 promulgated under the Securities Act of 1933. All of these shares were subsequently registered on a SB-2 Registration Statement, which was declared effective by the SEC on August 1, 2005.

During the period January 1, 2005 to May 31, 2005, we sold 450,953 shares of our common stock in a series of private placements at $0.30 - $0.35/share to unaffiliated third party investors. These transactions generated net proceeds to the Company of approximately $146,000. These transactions involved the issuance of unregistered stock to accredited investors in transactions that we believed were exempt from registration under Rule 506 promulgated under the Securities Act of 1933. All of these shares were subsequently registered on a SB-2 Registration Statement, which was declared effective by the SEC on August 1, 2005.

On March 23, 2005, the Company entered into a Loan Agreement with Aspen Select Healthcare, LP (“Aspen”) to provide up to $1.5 million of indebtedness pursuant to a credit facility (the “Credit Facility”). As part of the Credit Facility transaction, the Company also issued to Aspen a five year Warrant to purchase up to 2,500,000 shares of its common stock at an original exercise price of $0.50/share. Steven C. Jones our Acting Principal Financial Officer and Director is the general partner of Aspen.

On June 6, 2005, we entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, LP (“Cornell”). Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $5.0 million.  Upon execution of the Standby Equity Distribution Agreement, Cornell received 381,888 shares of the Company’s common stock as a commitment fee under the Standby Equity Distribution Agreement. The Company also issued 27,278 shares of the Company’s common stock to Spartan Securities Group, Ltd. under a placement agent agreement relating to the Standby Equity Distribution Agreement.

On January 18, 2006, the Company entered into a binding letter agreement (the "Aspen Agreement") with Aspen Select Healthcare, LP, which provides, among other things, that (a) Aspen has waived certain pre-emptive rights in connection with the sale of $400,000 of common stock at a purchase price of $0.20/share and the granting of 900,000 warrants with an exercise price of $0.26/share to a SKL Limited Partnership, LP ("SKL" as more fully described below) in exchange for five year warrants to purchase 150,000 shares at an exercise price of $0.26/share; (b) Aspen shall have the right, up to April 30, 2006, to purchase up to $200,000 of restricted shares of the Company's common stock at a purchase price per share of $0.20/share (1.0 million shares) and receive a five year warrant to purchase up to 450,000 shares of the Company's common stock at an exercise price of $0.26/share in connection with such purchase (the "Equity Purchase Rights"); (c) in the event that Aspen does not exercise its Equity Purchase Rights in total, the Company shall have the right to sell the difference to SKL at terms no more favorable than Aspen's Equity Purchase Rights; (d) Aspen and the Company will amend that certain Loan Agreement, dated March 23, 2005 (the "Loan Agreement") between the parties to extend the maturity date until September 30, 2007 and modify certain covenants (such Loan Agreement as amended, the "Credit Facility Amendment"); (e) Aspen shall have the right, until April 30, 2006, to provide up to $200,000 of additional secured indebtedness to the Company under the Credit Facility Amendment and receive a five year warrant to purchase up to 450,000 shares of the Company's common stock with an exercise price of $0.26/share (the "New Debt Rights"); (f) the Company has agreed to amend and restate that certain warrant agreement, dated March 23, 2005 to provide that all 2,500,000 warrant shares (the "Existing Warrants") shall be vested and the exercise price per share shall be reset to $0.31 per share; and (g) the Company has agreed to amend that certain Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Existing Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

During the period from January 18 - 21, 2006, the Company entered into agreements with four other shareholders who are parties to that certain Shareholders’ Agreement, dated March 23, 2005, to exchange five year warrants to purchase an aggregate of 150,000 shares of stock at an exercise price of $0.26/share for such shareholders’ waiver of their pre-emptive rights under the Shareholders’ Agreement.

On January 21, 2006 the Company entered into a subscription agreement (the "Subscription") with SKL Family Limited Partnership, LP, a New Jersey limited partnership, whereby SKL purchased 2.0 million shares (the "Subscription Shares") of the Company's common stock at a purchase price of $0.20/share for $400,000. Under the terms of the Subscription, the Subscription Shares are restricted for a period of 24 months and then carry piggyback registration rights to the extent that exemptions under Rule 144 are not available to SKL. In connection with the Subscription, the Company also issued a five year warrant to purchase 900,000 shares of the Company's common stock at an exercise price of $0.26/share. SKL has no previous affiliation with the Company.

On March 14, 2006, Aspen exercised its Equity Purchase Rights and we issued to Aspen 1,000,000 restricted shares of common stock at a purchase price of $0.20/share for $200,000. In connection with this transaction, the Company also issued a five year warrant to purchase 450,000 shares of common stock at an exercise price of $0.26/share.

Also on March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement, dated January 18, 2006. As part of the Credit Facility Amendment, the Company has the right, but not the obligation, to borrow an additional $200,000 from Aspen. In connection with Aspen making such debt capital available to the Company, we issued a five year warrant to purchase 450,000 shares of common stock at an exercise price of $0.26/share.

Securities Authorized for Issuance Under Equity Compensation Plans (a)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of options, warrants and rights	Number of securities remaining available for future issuance

Equity Compensation plans approved by security holders	1,800,000	$0.27	483,675

Equity compensation plans not approved by security holders	NA	NA	NA
Total	1,800,000	$0.27	483,675

(a) As of December 31, 2005. Currently, the Company’s 2003 Equity Incentive Plan is the only equity compensation plan in effect.

ITEM 6.	MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein. The information contained below includes statements of Company’s or management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption “Forward Looking Statements”, which information is incorporated herein by reference.

Overview

NeoGenomics operates a cancer genetics laboratory based in Fort Myers, Florida that is targeting the rapidly growing genetic and molecular testing segment of the medical laboratory market. The Company currently offers the following types of testing services to oncologists, pathologists, urologists, hospitals, and other laboratories throughout the United States: a) cytogenetics testing, which analyzes human chromosomes, b) Flourescence In-Situ Hybridization (FISH) testing which analyzes abnormalities at the gene level, c) flow cytometry testing services, which analyzes clusters of differentiation on cell surfaces and d) molecular testing which involves testing DNA and other molecular structures to screen for and diagnose single gene disorders. All of these testing services are widely used in the diagnosis of various types of cancer. Our common stock is listed on the NASDAQ Over-the Counter Bulletin Board (the “OTCBB”) under the symbol “NGNM.”

The genetic and molecular testing segment of the medical laboratory industry is the most rapidly growing segment of the medical laboratory market. Approximately five years ago, the World Health Organization reclassified cancers as being genetic anomalies. This growing awareness of the genetic root behind most cancers combined with advances in technology and genetic research, including the complete sequencing of the human genome, have made possible a whole new set of tools to diagnose and treat diseases. This has opened up a vast opportunity for laboratory companies that are positioned to address this growing market segment.

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

•	Revenue Recognition
•	Accounts Receivable

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

Accounts Receivable

We record accounts receivable net of estimated and contractual discounts. We provide for accounts receivable that could become uncollectible in the future by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable and our historical collection experience for each type of payer. Receivables are charged off to the allowance account at the time they are deemed uncollectible.

Results of Operations for the twelve months ended December 31, 2005 as compared to the twelve months ended December 31, 2004

During the fiscal year ended December 31, 2005, our revenues increased approximately 238% to $1,885,000 from $558,000 during the fiscal year ended December 31, 2004, primarily as a result of attracting new customers to our services and increasing the volume of services sold to existing customers. During 2005, our cost of revenue increased approximately 106% to $1,188,000 from $577,000 in 2004, primarily as a result of additional costs associated with hiring more laboratory personnel to support our increased testing volumes as well as increased costs from opening new lines of business. This resulted in a gross margin of approximately $697,000 in 2005 versus a gross margin (deficit) of approximately $19,000 for 2004. In percentage terms, our gross margin deficit increased from negative 3% of revenue in 2004 to 37% of revenue in 2005. This increase in gross margin was largely a result of higher testing volumes in 2005 and the economies of scales related to such higher volumes.

During 2005, our general and administrative expenses increased by approximately 110% to $1,497,000 from approximately $711,000 in 2004, primarily as a result of higher personnel related expenses associated with increased levels of staffing including the hiring of our senior management team. The increase for 2005 also included one-time expenses of $50,000 for an impairment of asset charge related to a write down of a mass spectrometer, approximately $47,000 for the recruiting fees associated with hiring our senior management team, and approximately $26,000 for the implementation of our Laboratory Information System. General and administrative expenses include all of our overhead and technology expenses as well as the cost of our management and sales personnel.

Interest expense increased approximately 121% during 2005 to $197,000 from $89,000 in 2004. Interest expense is mainly comprised of interest payable on advances from our credit facility from Aspen Select Healthcare, LP, which increased in 2005 to fund our operating losses and working capital needs. During 2005 approximately $40,500 of such interest expense was non-cash as it resulted from the amortization of the Credit Facility discount, which arose from booking the value of the warrants issued in conjunction with our Credit Facility.

As a result of the foregoing, our net loss increased by approximately 22% or $178,000 to $997,000 in 2005 from $819,000 in 2004.

During the twelve months ended December 31, 2005, our average revenue per customer requisition increased by approximately 29% to $632.23 from $489.97 in 2004, primarily as a result of performing more tests per customer requisition in 2005 than we did in 2004. Our average revenue per test decreased by approximately 5% to $461.86 from $484.44 in 2004 primarily as a result of an increase in the percentage of lower priced tests into our overall testing mix. Revenues per test are a function of both the nature of the test and the payer (Medicare, Medicaid, third party insurer, institutional client etc.). Our policy is to record as revenue the amounts that we expect to collect based on published or contracted amounts and/or prior experience with the payer. We have established a reserve for uncollectible amounts based on estimates of what we will collect from a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) co-payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers. On December 31, 2005, our Allowance for Doubtful Accounts was approximately $37,800.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2005, our operating activities used approximately $902,000 in cash compared to $658,000 used in 2004. This amount primarily represented cash used to pay the expenses associated with our operations as well as fund our working capital needs. We also spent approximately $118,000 and $86,000 on new equipment in 2005 and 2004, respectively. We were able to finance operations and equipment purchases primarily through net advances on our Credit Facility and through sales of our common stock. This resulted in net cash from financing activities of approximately $918,000 and $832,000 in 2005 and 2004, respectively. At December 31, 2005 and March 28, 2005, we had cash or cash equivalents of approximately $11,000, and $270,000 respectively.

On January 3, 2005, we issued 27,288 shares of common stock under the Company’s 2003 Equity Incentive Plan to two employees of the Company in satisfaction of $6,822 of accrued, but unpaid vacation.

During the period from January 1, 2005 to May 31, 2005, we sold 522,382 shares of our common stock in a series of private placements at $0.30 per share and $0.35 per share to unaffiliated third party investors. These transactions generated net proceeds to the Company of approximately $171,000.

On March 23, 2005, we entered into an agreement with Aspen Select Healthcare, LP (formerly known as MVP 3, LP) to refinance our existing indebtedness of $740,000 and provide for additional liquidity of up to $760,000 to the Company. Under the terms of the agreement, Aspen Select Healthcare, LP, a Naples, Florida-based private investment fund, made available up to $1.5 million of debt financing in the form of a revolving credit facility (the “Credit Facility”) with an initial maturity of March 31, 2007. Aspen is managed by its General Partner, Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics. As part of this transaction, we issued a five year warrant to Aspen to purchase up to 2,500,000 shares of common stock at an initial exercise price of $0.50/share, all of which are currently vested.

Steven C. Jones our Acting Principal Financial Officer and Director is the general partner of Aspen.

On June 6, 2005, we entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, LP (“Cornell”). Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $5.0 million.  For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell will pay the Company 98% of the lowest volume weighted average price (“VWAP”) of the Company’s common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company’s common stock is traded for the 5 days immediately following the notice date (the “Purchase Price”). The total number of shares issued to Cornell under each advance request will be equal to the total dollar amount of the advance request divided by the Purchase Price determined during the five day pricing period. Cornell will also retain 5% of each advance under the Standby Equity Distribution Agreement as a transaction fee. Cornell’s obligation to purchase shares of the Company’s common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company maintaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $750,000 per weekly advance. The amount and timing of all advances under the Standby Equity Distribution Agreement are at the discretion of the Company and the Company is not obligated to issue and sell any securities to Cornell, unless and until it decides to do so. Upon execution of the Standby Equity Distribution Agreement, Cornell received 381,888 shares of the Company’s common stock as a commitment fee under the Standby Equity Distribution Agreement. The Company also issued 27,278 shares of the Company’s common stock to Spartan Securities Group, Ltd. under a placement agent agreement relating to the Standby Equity Distribution Agreement.

On July 1, 2005, we issued 14,947 shares of our common stock under the Company’s 2003 Equity Incentive Plan to two employees of the Company in satisfaction of $4,933 of accrued, but unpaid vacation.

On August 29, 2005, we requested a $25,000 advance on our Standby Equity Distribution Agreement with Cornell. The advance was completed on September 8, 2005 and resulted in the sale of 63,776 shares of common stock. Our net proceeds were $23,250 after deducting $1,250 in fees to Cornell and a $500 escrow agent fee to Yorkville Advisors Management, LLC.

On December 10, 2005, we requested a $50,000 advance on our Standby Equity Distribution Agreement with Cornell. The advance was completed on December 18, 2005 and resulted in the sale of 241,779 shares of common stock. Our net proceeds were $47,000 after deducting $2,500 in fees to Cornell and a $500 escrow agent fee to Yorkville Advisors Management, LLC.

On January 18, 2006, the Company entered into a binding letter agreement (the "Aspen Agreement") with Aspen Select Healthcare, LP, which provides, among other things, that (a) Aspen has waived certain pre-emptive rights in connection with the sale of $400,000 of common stock at a purchase price of $0.20/share and the granting of 900,000 warrants with an exercise price of $0.26/share to a SKL Limited Partnership, LP ("SKL" as more fully described below) in exchange for five year warrants to purchase 150,000 shares at an exercise price of $0.26/share; (b) Aspen shall have the right, up to April 30, 2006, to purchase up to $200,000 of restricted shares of the Company's common stock at a purchase price per share of $0.20/share (1.0 million shares) and receive a five year warrant to purchase up to 450,000 shares of the

Company's common stock at an exercise price of $0.26/share in connection with such purchase (the "Equity Purchase Rights"); (c) in the event that Aspen does not exercise its Equity Purchase Rights in total, the Company shall have the right to sell the difference to SKL at terms no more favorable than Aspen's Equity Purchase Rights; (d) Aspen and the Company will amend that certain Loan Agreement, dated March 23, 2005 (the "Loan Agreement") between the parties to extend the maturity date until September 30, 2007 and modify certain covenants (such Loan Agreement as amended, the "Credit Facility Amendment"); (e) Aspen shall have the right, until April 30, 2006, to provide up to $200,000 of additional secured indebtedness to the Company under the Credit Facility Amendment and receive a five year warrant to purchase up to 450,000 shares of the Company's common stock with an exercise price of $0.26/share (the "New Debt Rights"); (f) the Company has agreed to amend and restate that certain warrant agreement, dated March 23, 2005 to provide that all 2,500,000 warrant shares (the "Existing Warrants") shall be vested and the exercise price per share shall be reset to $0.31 per share; and (g) the Company has agreed to amend that certain Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Existing Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

During the period from January 18 - 21, 2006, the Company entered into agreements with four other shareholders who are parties to that certain Shareholders’ Agreement, dated March 23, 2005, to exchange five year warrants to purchase 150,000 shares of stock in the aggregate at an exercise price of $0.26/share for such shareholders’ waiver of their pre-emptive rights under the Shareholders’ Agreement.

On January 21, 2006 the Company entered into a subscription agreement (the "Subscription") with SKL Family Limited Partnership, LP, a New Jersey limited partnership, whereby SKL purchased 2.0 million shares (the "Subscription Shares") of the Company's common stock at a purchase price of $0.20/share for $400,000. Under the terms of the Subscription, the Subscription Shares are restricted for a period of 24 months and then carry piggyback registration rights to the extent that exemptions under Rule 144 are not available to SKL. In connection with the Subscription, the Company also issued a five year warrant to purchase 900,000 shares of the Company's common stock at an exercise price of $0.26/share. SKL has no previous affiliation with the Company.

On March 14, 2006, Aspen exercised its Equity Purchase Rights and we issued to Aspen 1,000,000 restricted shares of common stock at a purchase price of $0.20/share for $200,000. In connection with this transaction, the Company also issued a five year warrant to purchase 450,000 shares of common stock at an exercise price of $0.26/share.

Also on March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement, dated January 18, 2006. As part of the Credit Facility Amendment, the Company has the right, but not the obligation, to borrow an additional $200,000 from Aspen. In connection with Aspen making such debt capital available to the Company, we issued a five year warrant to purchase 450,000 shares of common stock at an exercise price of $0.26/share.

At the present time, we anticipate that based on our current business plan, operations and the financing package we announced in January 2006 that we have sufficient cash to become profitable and further manage our business for at least the next 12 months. This estimate of our cash needs does not include any additional funding which may be required for growth in our business beyond that which is planned, strategic transactions or acquisitions. To the extent we need additional capital beyond our current cash resources, the amended Credit Facility with Aspen allows us to draw an additional $200,000 and we still have $4,925,000 of availability under our Standby Equity Distribution Agreement with Cornell Capital. In the event that the Company grows faster than we currently anticipate or we engage in strategic transactions or acquisitions and our cash on hand and availability under our Credit Facility and Standby Equity Distribution Agreements is not sufficient to meet our financing needs, we may need to raise additional capital from other resources. In such event, the Company may not be able to obtain such funding on attractive terms or at all and the Company may be required to curtail its operations.

Capital Expenditures

We currently forecast capital expenditures for the coming year in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $300,000 to $400,000 of additional capital equipment during the next twelve months. We plan to fund these expenditures with cash, through equipment financing arrangements with third parties, through our Credit Facility with Aspen or through our Standby Equity Distribution Agreement with Cornell. We may not be eligible to obtain all of our capital equipment without additional financing. If we are unable to obtain such funding, we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Commitments

We currently lease approximately 5,200 square feet in Fort Myers, Florida from an unaffiliated third party under a three year lease agreement at a cost of approximately $6,300/month. That lease ends on August 31, 2006. We are currently in negotiations on a new lease for our facility including the lease of an additional 4,000 square feet adjacent to our current facility. This space will allow for future expansion of our business in 2006.

On December 14, 2004, we entered into an employment agreement with Robert P. Gasparini to serve as our President and Chief Science Officer. The employment agreement has an initial term of three years, effective January 3, 2005; provided, however that either party may terminate the agreement by giving the other party sixty days written notice. The employment agreement specifies an initial base salary of $150,000/year, with specified salary increases to $185,000/year over the first 18 months of the contract. Mr. Gasparini is also entitled to receive cash bonuses for any given fiscal year in an amount equal to 15% of his base salary if he meets certain targets established by the Board of Directors. In addition, Mr. Gasparini was granted 1,000,000 Incentive Stock Options that have a ten year term so long as Mr. Gasparini remains an employee of the Company (these options, which vest according to the passage of time and other performance-based milestones, will result in us recording stock based compensation expense beginning in 2005). Mr. Gasparini's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other health insurance and relocation benefits. In the event that Mr. Gasparini is terminated without cause by the Company, the Company has agreed to pay Mr. Gasparini's base salary and maintain his employee benefits for a period of six months.

Recent Accounting Pronouncements

SFAS 155 – ‘Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140’

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This Statement:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
c.

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e.

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

We are currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 154 'Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect our financial statements if we change any of our accounting principles. At this time, no such changes are contemplated or anticipated.

SFAS 153 'Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29'

In December 2004, FASB Statement No. 153 was issued amending APB Opinion No. 29 to eliminate the exception allowing nonmonetary exchanges of similar productive assets to be measured based on the carrying value of the assets exchanged as opposed to being measured at their fair values. This exception was replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial statements.

SFAS 151 'Inventory Costs--an amendment of ARB No. 43, Chapter 4'

Issued by the FASB in November 2004, this Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments, which is effective for the reporting period beginning on January 1, 2006. The statement will require the Company to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company has the option to either apply FAS 123 (R) on a modified prospective method or to restate previously issued financial statements, and chose to utilize the modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The impact of adopting this statement is $30,156 in 2006.

Recently adopted accounting standards

FIN 47 "Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143"

FASB Interpretation No. 47, issued in March 2005, clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal condition to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (our fiscal year ended December 31, 2005). Adoption of this Interpretation did not have any material impact on our financial statements.

FIN 46(R) "Consolidation of Variable Interest Entities--an interpretation of ARB

No. 51"

In December 2003, FASB Interpretation No. 46(R) was issued. This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which replaces FIN 46, Consolidation of Variable Interest Entities, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:

1.	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.
2.	The equity investors lack one or more of the following essential characteristics of a controlling financial interest:
a.	The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights
b.	The obligation to absorb the expected losses of the entity
c.	The right to receive the expected residual returns of the entity.

3.

The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

The adoption of FIN 46(R) had no effect on our financial statements.

FIN 45 'Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34'

In November 2002, FASB Interpretation No. 45 was issued which enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.

The adoption of FIN 45 had no effect on our financial statements.

SFAS 132 'Employers' Disclosures about Pensions and Other Postretirement Benefits'

In December 2003, SFAS 132 (revised) was issued which prescribes the required employers' disclosures about pension plans and other postretirement benefit plans; but it does not change the measurement or recognition of those plans.

The application of Statement 132 had no effect on our financial statements.

ITEM 7.	FINANCIAL STATEMENTS

NEOGENOMICS, INC.

Consolidated Financial Statements as of

December 31, 2005 and for the years ended

December 31, 2005 and 2004 and

Report of Independent Registered Public Accounting Firm

INDEX TO FINANCIAL STATEMENTS

[Letterhead of Kingery & Crouse, P.A.]

REPORT INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of NeoGenomics, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheet of NeoGenomics, Inc. and subsidiary (collectively the “Company”), as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A.

March 30, 2006

Tampa, FL

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

ASSETS

CURRENT ASSETS:
Cash	$10,944
Accounts receivable (net of allowance for doubtful accounts of $37,807)	551,099
Inventories	60,000
Other current assets	58,509
Total current assets	680,552

FURNITURE AND EQUIPMENT (net of accumulated depreciation of $261,311)	381,556

OTHER ASSETS	17,996

TOTAL	$1,080,104

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$463,637
Accrued compensation	42,547
Accrued and other liabilities	59,665
Deferred revenue	100,000
Total current liabilities	665,849

LONG TERM LIABILITY – Due to Affiliates (net of discount of $90,806)	1,409,194

TOTAL LIABILITIES	2,075,043
STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, (100,000,000 shares authorized; 22,836,754
shares issued and outstanding)	22,836
Additional paid-in capital	10,005,308
Deferred stock compensation	(2,685)
Accumulated deficit	(11,020,398)
Total stockholders’ deficit	(994,939)

TOTAL	$1,080,104

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

NET REVENUE	$1,885,324	$558,074

COST OF REVENUE	1,188,402	576,867

GROSS MARGIN (DEFICIT)	696,922	(18,793)

OTHER OPERATING EXPENSES:
General and administrative	1,497,286	710,771
Interest expense	196,796	89,421
Total other operating expenses	1,694,082	800,192

NET LOSS	$(997,160)	$(818,985)
NET LOSS PER SHARE - Basic and Diluted	$(0.04)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	22,264,435	19,901,028

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common	Common	Additional	Deferred
	Stock	Stock	Paid-In	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

BALANCES, DECEMBER 31, 2003	18,449,416	$18,449	$8,818,002	$-	$(9,204,253)	$(367,802)

Common stock issuances	3,040,000	3,040	756,960	-	-	760,000
Options exercised and warrants issued for services	50,000	50	9,674	-	-	9,724
Transaction fees and expenses	-	-	(23,272)	-	-	(23,272)
Deferred stock compensation related to warrants issued for services	-	-	42,300	(42,300)	-	-
Amortization of deferred stock compensation	-	-	-	13,680	-	13,680
Net loss	-	-	-	-	(818,985)	(818,985)

BALANCES, DECEMBER 31, 2004	21,539,416	21,539	9,603,664	(28,620)	(10,023,238)	(426,655)

Common stock issuances	1,237,103	1,237	394,763	-	-	396,000
Transaction fees and expenses			(191,160)	-	-	(191,160)
Options issued to Scientific Advisory Board members	-	-	-	2,953	-	2,953
Value of non-qualified stock options	-	-	5,638	(5,638)	-	-
Warrants issued for services	-	-	187,722	-	-	187,722
Stock issued for services	60,235	60	15,475	-	-	15,535
Deferred stock compensation related to warrants issued for services	-	-	(10,794)	10,794	-	-
Amortization of deferred stock compensation	-	-	-	17,826	-	17,826
Net loss	-	-	-	-	(997,160)	(997,160)

BALANCES, DECEMBER 31, 2005	22,836,754	$22,836	$10,005,308	$(2,685)	$(11,020,398)	$(994,939)

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(997,160)	$(818,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123,998	90,583
Impairment of fixed assets	50,000	-
Amortization of credit facility warrants and debt issue costs	57,068	-
Stock based compensation and consulting	85,877	19,904
Provision for bad debts	132,633	28,959
Other non-cash expenses	29,576	-
Changes in assets and liabilities, net:
Accounts receivable, net	(627,241)	(21,589)
Inventory	(44,878)	(4,529)
Other current assets	(54,529)	(9,495)
Deposits	300	4,540
Deferred revenues	(10,000)	-
Accounts payable and accrued and other liabilities	352,305	52,479

NET CASH USED IN OPERATING ACTIVITIES	(902,051)	(658,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(117,628)	(85,932)

NET CASH USED IN INVESTING ACTIVITIES	(117,628)	(85,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates, net	760,000	91,334
Debt issue costs	(53,587)	-
Issuances of common stock for cash, net of transaction expenses	211,662	740,228

NET CASH PROVIDED BY FINANCING ACTIVITIES	918,075	831,562

NET CHANGE IN CASH AND CASH EQUIVALENTS	(101, 604)	87,497

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	112,548	25,051

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,944	$112,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$136,936	$119,777

Income taxes paid	$-	$-

See notes to consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – FORMATION AND OPERATIONS OF THE COMPANY

NeoGenomics, Inc. (“NEO” or the “Subsidiary”) was incorporated under the laws of the state of Florida on June 1, 2001 and on November 14, 2001 agreed to be acquired by American Communications Enterprises, Inc. (“ACE”, or the “Parent”). ACE was formed in 1998 and succeeded to NEO’s name on January 3, 2002 (NEO and ACE are collectively referred to as “we”, “us”, “our” or the “Company”).

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

Accounts Receivable

We record accounts receivable net of contractual discounts. We provide for accounts receivable that could become uncollectible in the future by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable and our historical collection experience for each type of payer. Receivables are charged off to the allowance account at the time they are deemed uncollectible.

Concentrations of Credit Risk

We grant credit without collateral to our customers, most of who are either covered by Medicare or insured under third-party payer agreements, or are other laboratories or hospitals whom we direct bill for services. As of December 31, 2005, approximately 36% and 40% of our receivables were from Medicare and other direct bill clients, respectively, and during the year ended December 31, 2005, four customers represented approximately 65% of revenue with each party representing greater than 10% of such revenues. In the event that we lost one of these customers we would potentially lose a significant percentage of our revenues. In 2004, one customer made up approximately 16% of our total volume.

Inventories

Inventories, which consist principally of supplies, are valued at the lower of cost (first in, first out method) or market.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements include estimates related to the allowances discussed under Accounts Receivable above as well as estimating depreciation periods of tangible assets, and long-lived impairments, among others. The markets for our services are characterized by intense price competition, evolving standards and changes in healthcare regulations, all of which could impact the future realizability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Financial Instruments

We believe the book value of our financial instruments included in our current assets and liabilities approximates their fair values due to their short-term nature.

We also believe the book value of our long-term liability approximates its fair value as the consideration (i.e. interest and warrants) on such obligation approximates the consideration at which similar types of borrowing arrangements could be currently obtained.

Furniture and equipment

Furniture and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is provided using the straight-line method over the assets’ estimated useful lives, which range from 3 to 5 years.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. Because of our losses from operations, we evaluated our long-lived assets during 2005 and determined that a piece of equipment had a remaining net book value in excess of its fair value (as determined by our management). Accordingly, we recorded an impairment loss of $50,000 during the year ended December 31, 2005.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods for furniture and equipment as well as impairment losses and the timing of recognition of bad debts.

Stock-Based Compensation

Prior to December 31, 2005, the Company used Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) to account for its stock based compensation arrangements. This statement amended the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company continued to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments, which is effective for the reporting period beginning on January 1, 2006. The statement will require the Company to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company has the option to either apply FAS 123 (R) on a modified prospective method or to restate previously issued financial statements, and chose to utilize the modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The impact of adopting this statement is expected to increase our expense by approximately $30,000 in 2006.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Unamortized Discount

Unamortized discount resulting from transaction expenses incurred with the establishment of the Credit Facility (see Note G) is being amortized to interest expense over the contractual life of the Credit Facility (24 months) using the straight line method.

Net Loss Per Common Share

We compute loss per share in accordance with Financial Accounting Standards Statement No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2005 and December 31, 2004, which consisted of employee stock options and certain warrants issued to consultants and other providers of financing to the Company, were excluded from diluted net loss per common share calculations as of such dates because they were anti-dilutive.

Other Recent Pronouncements

SFAS 155 – ‘Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140’

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This Statement:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
c.

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e.

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

We are currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 154 'Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This

Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect our financial statements if we change any of our accounting principles. At this time, other than SFAS 123® which has specific transaction provisions, no such changes are contemplated or anticipated.

SFAS 153 'Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29'

In December 2004, FASB Statement No. 153 was issued amending APB Opinion No. 29 to eliminate the exception allowing nonmonetary exchanges of similar productive assets to be measured based on the carrying value of the assets exchanged as opposed to being measured at their fair values. This exception was replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial statements.

SFAS 151 'Inventory Costs--an amendment of ARB No. 43, Chapter 4'

Issued by the FASB in November 2004, this Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial statements.

Recently adopted accounting standards

FIN 47 "Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143"

FASB Interpretation No. 47, issued in March 2005, clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal condition to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (our fiscal year ended December 31, 2005). Adoption of this Interpretation did not have any material impact on our financial statements.

FIN 46(R) "Consolidation of Variable Interest Entities--an interpretation of ARB

No. 51"

In December 2003, FASB Interpretation No. 46(R) was issued. This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which replaces FIN 46, Consolidation of Variable Interest Entities, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:

1.	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.
2.	The equity investors lack one or more of the following essential characteristics of a controlling financial interest:
a.	The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights
b.	The obligation to absorb the expected losses of the entity
c.	The right to receive the expected residual returns of the entity.

3.

The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

The adoption of FIN 46(R) had no effect on our financial statements.

NOTE B – LIQUIDITY

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2005, we had a stockholders’ deficit of approximately $995,000. However, subsequent to December 31, 2005, we enhanced our working capital by issuing 3,000,000 shares of common for $600,000. We also have the ability to draw $200,000 of debt capital through unused availability on our Credit Facility with Aspen Select Healthcare, LP and draw on up to $4,925,000 of availability under our Standby Equity Distribution Agreement with Cornell Capital. As such, we believe we have adequate cash resources to meet our operating commitments for the next twelve months and accordingly our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – FURNITURE AND EQUIPMENT, NET

Furniture and equipment consists of the following at December 31, 2005:

Equipment	$595,579
Furniture & Fixtures	47,278
Subtotal	642,867

Less accumulated depreciation and amortization	(261,311)
Furniture and Equipment, net	$381,556

NOTE D - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the years in the accompanying consolidated statements of operations. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements.

At December 31, 2005, we have net operating loss carryforwards of approximately $2,150,000 (the significant difference between this amount, and our accumulated deficit of $11 million arises primarily from certain stock based compensation that is considered to be a permanent difference). Assuming our net operating loss carryforwards are not disallowed because of certain “change in control” provisions of the Internal Revenue Code, these net operating loss carryforwards expire in various years through the year ended December 31, 2025. However, we have established a valuation allowance to fully reserve our deferred income tax assets as such assets did not meet the required asset recognition standard established by SFAS 109. Our valuation allowance increased by $16,000 during the year ended December 31, 2005.

At December 31, 2005 our current and non-current deferred income tax assets (assuming an effective income tax rate of approximately 40%) consisted of the following:

Net current deferred income tax asset:	Amounts

Allowance for doubtful accounts	$14,500
Less valuation allowance	(14,500)
Total	$-

Net non-current deferred income tax asset:	Amounts

Net operating loss carryforwards	$836,500
Accumulated depreciation and impairment	(70,000)
Subtotal	766,500
Less valuation allowance	(766,500)
Total	$-

NOTE E - INCENTIVE STOCK OPTIONS AND AWARDS

Our 2003 Equity Incentive Plan provides for the granting of stock options and awards to officers, directors, employees and consultants. We are authorized to grant awards for up to 10% of our issued and outstanding common stock, which equated to 2,283,675 shares of our common stock as of December 31, 2005. As of December 31, 2005, option and stock awards totaling 1,800,000 shares were outstanding. Vesting and exercise price provisions are determined by the board of directors at the time the awards are granted.

The status of our stock options and stock awards are summarized as follows:

	Number	Weighted Average
	Of Shares	Exercise Price
Outstanding at December 31, 2003	1,100,000	$0.07

Granted	810,000	0.17
Exercised	(50,000)	0.07
Canceled	(977,671)	0.07
Outstanding at December 31, 2004	882,329	0.16

Granted	1,442,235	0.27
Exercised	(42,235)	0.00
Canceled	(482,329)	0.09
Outstanding at December 31, 2005	1,800,000	$0.27

Exercisable at December 31, 2005	525,000	$0.26

The following table summarizes information about our options outstanding at December 31, 2005:

		Weighted Average
Exercise Price	Number Outstanding	Remaining Contractual Life (in years)	Options Exercisable	Weighted Average Exercise Price
$0.00-0.30	1,485,000	8.9	469,000	$0.25
$0.31-0.40	305,000	8.1	51,000	$0.35
$0.41-0.50	10,000	9.4	5,000	$0.46

	1,800,000		525,000

We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss and pro forma net loss per share amounts would have been reflected as follows:

	2005	2004
Net loss:
As reported	$(997,160)	$(818,985)
Pro forma	$(1,018,632)	$(848,777)

Loss per share:
As reported	$(0.04)	$(0.04)
Pro forma	$(0.05)	$(0.04)

The weighted average fair value of incentive stock options granted during 2005, which were not expensed, estimated on the date of grant using the Black-Scholes option-pricing model, was approximately $21,472 or $0.05 per option share. The fair value of options granted was estimated on the date of the grants using the following approximate assumptions: dividend yield of 0%, expected volatility of 12.0 - 20.0% (depending on the date of issue), risk-free interest rate of 4.0 – 4.5% (depending on the date of issue), and an expected life of 3 years.

NOTE F – COMMITMENTS AND CONTINGENCIES

Operating Lease

In August 2003, we entered into a three year lease for 5,200 square feet at our laboratory facility in Fort Myers, Florida. The lease, which commenced on August 8, 2003, currently requires average monthly rental payments of approximately $6,300 during the lease term. Such amount includes estimated operating and maintenance expenses and sales tax and is subject to annual increases. Rent expense for 2005 and 2004 was $76,303 and $73,103, respectively.

The lease is due to expire on August 31, 2006. The lease contains a provision that allows us to extend the lease for two terms of three years each. We are currently in negotiations on a new lease for our facility including the lease of an additional 4,000 square feet adjacent to our current facility. This space will allow for future expansion of our business in 2006.

Capital Lease

During March 2006 we entered into a 5 year capital lease with Beckman Coulter for a flow cytometer. The lease is for the useful life of the equipment and title to the equipment will remain with Beckman Coulter. The agreement contains no purchase option at the end of the lease term. The equipment cost is $125,064.30 and the monthly lease payment will be $2,538.81. This is an effective interest rate of 8% per annum.

Employment Contract

On December 14, 2004, we entered into an employment agreement with Robert P. Gasparini to serve as our President and Chief Science Officer. The employment agreement has an initial term of three years, effective January 3, 2005; provided, however that either party may terminate the agreement by giving the other party sixty days written notice. The employment agreement specifies an initial base salary of $150,000/year, with specified salary increases to $185,000/year over the first 18 months of the contract. Mr. Gasparini is also entitled to receive cash bonuses for any given fiscal year in an amount equal to 15% of his base salary if he meets certain targets established by the Board of Directors. In addition, Mr. Gasparini was granted 1,000,000 Incentive Stock Options that have a ten year term so long as Mr. Gasparini remains an employee of the Company (these options, which vest according to the passage of time and other performance-based milestones, have and will continue to result in us recording stock based compensation expense). Mr. Gasparini's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other health insurance and relocation benefits. In the event that Mr. Gasparini is terminated without cause by the Company, the Company has agreed to pay Mr. Gasparini's base salary and maintain his employee benefits for a period of six months.

Litigation

We are potentially subject to various claims and litigation arising out of the ordinary course and conduct of our business including product liability, intellectual property, labour and employment, environmental and tax matters. We do not consider our exposure to such claims and litigation to be material to the consolidated financial statements.

NOTE G- OTHER RELATED PARTY TRANSACTIONS

During 2005 and 2004, Steven C. Jones, a director of the Company, earned $51,000 and $72,500, respectively, in cash for various consulting work performed in connection with his duties as Acting Principal Financial Officer.

On April 15, 2003, we entered into a revolving credit facility with MVP 3, LP (“MVP 3”), a partnership controlled by certain of our shareholders. Under the terms of the agreement MVP 3, LP agreed to make available to us up to $1.5 million of debt financing with a stated interest rate of prime + 8% and such credit facility had an initial maturity of March 31, 2005. At December 31, 2004, we owed MVP 3, approximately $740,000 under this loan agreement. This obligation was repaid in full through a refinancing on March 23, 2005.

On March 23, 2005, we entered into an agreement with Aspen Select Healthcare, LP (formerly known as MVP 3, LP) (“Aspen”) to refinance our existing indebtedness of $740,000 and provide for additional liquidity of up to $760,000 to the Company. Under the terms of the agreement, Aspen, a Naples, Florida-based private investment fund made available to us up to $1.5 million of debt financing in the form of a revolving credit facility (the “Credit Facility”) with an initial maturity of March 31, 2007. Aspen is managed by its General Partner, Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics. We incurred $53,587 of transaction expenses in connection with establishing the Credit Facility, which have been capitalized and are being amortized to interest expense over the term of the agreement. As part of this transaction, we issued a five year warrant to Aspen to purchase up to 2,500,000 shares of common stock at an initial exercise price of $0.50/share, all of which are currently vested. We accrued $131,337 for the value of such Warrant as of the original commitment date as a discount to the face amount of the Credit Facility. The Company is amortizing such discount to interest expense over the 24 months of the Credit Facility. As of December 31, 2005, $1,500,000 was available for use and $1,500,000 had been drawn.

In addition, as a condition to these transactions, the Company, Aspen and certain individual shareholders agreed to amend and restate their shareholders’ agreement to provide that Aspen will have the right to appoint up to three of seven of our directors and one mutually acceptable independent director. We also amended and restated a Registration Rights Agreement, dated March 23, 2005 with Aspen and certain individual shareholders, which grants to Aspen certain demand registration rights (with no provision for liquidated damages) and which grants to all parties to the agreement, piggyback registration rights.

On March 11, 2005, we entered into an agreement with HCSS, LLC and eTelenext, Inc. to provide eTelenext, Inc’s Accessioning Application, AP Anywhere Application and CMQ Application. HCSS, LLC is a holding company created to build a small laboratory network for the 50 small commercial genetics laboratories in the United States. HCSS, LLC is owned 66.7% by Dr. Michael T. Dent, our Chairman. Under the terms of the agreement, the Company paid $22,500 over three months to customize this software and will pay an annual membership fee of $6,000 per year and monthly transaction fees of between $2.50 - $10.00 per completed test, depending on the volume of tests performed. The eTelenext system is an elaborate laboratory information system (LIS) that is in use at many larger labs. By assisting in the formation of the small laboratory network, the Company will be able to increase the productivity of its technologists and have on-line links to other small labs in the network in order to better manage its workflow.

On January 18, 2006, the Company entered into a binding letter agreement (the "Aspen Agreement") with Aspen Select Healthcare, LP, which provides, among other things, that Aspen waived certain pre-emptive rights in connection with the sale of $400,000 of common stock at a purchase price of $0.20/share and the granting of 900,000 warrants with an exercise price of $0.26/share to a SKL Limited Partnership, LP ("SKL" as more fully described below) in exchange for five year warrants to purchase 150,000 shares at an exercise price of $0.26/share. Aspen was also given the right, and as mentioned below, exercised such right, to purchase up to $200,000 of restricted shares of the Company's common stock at a purchase price per share of $0.20/share (1.0 million shares) and receive a five year warrant to purchase up to 450,000 shares of the Company's common stock at an exercise price of $0.26/share in connection with such purchase (the "Equity Purchase Rights"). Aspen and the Company will amend that certain Loan Agreement, dated March 23, 2005 (the "Loan Agreement") between the parties to extend the maturity date until September 30, 2007 and modify certain covenants (such Loan Agreement as amended, the "Credit Facility Amendment"); (e) Aspen shall have the right, until April 30, 2006, to provide up to $200,000 of additional secured indebtedness to the Company under the Credit Facility Amendment and receive a five year warrant to purchase up to 450,000 shares of the Company's common stock with an exercise price of $0.26/share (the "New Debt Rights"); (f) the Company has agreed to amend and restate that certain warrant agreement, dated March 23, 2005 to provide that all 2,500,000 warrant shares (the "Existing Warrants") shall be vested and the exercise price per share shall be reset to $0.31 per share; and (g) the Company has agreed to amend that certain Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Existing Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

On March 14, 2006, Aspen exercised its Equity Purchase Rights and we issued to Aspen 1,000,000 restricted shares of common stock at a purchase price of $0.20/share for $200,000. In connection with this transaction, the Company also issued a five year warrant to purchase 450,000 shares of common stock at an exercise price of $0.26/share.

Also on March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement, dated January 18, 2006. As part of the Credit Facility

Amendment, the Company has the right, but not the obligation, to borrow an additional $200,000 from Aspen. In connection with Aspen making such debt capital available to the Company, we issued a five year warrant to purchase 450,000 shares of common stock at an exercise price of $0.26/share.

During the period from January 18 - 21, 2006, the Company entered into agreements with four other shareholders who are parties to that certain Shareholders’ Agreement, dated March 23, 2005, to exchange five year warrants to purchase 150,000 shares of stock in the aggregate at an exercise price of $0.26/share for such shareholders’ waiver of their pre-emptive rights under the Shareholders’ Agreement.

NOTE H – EQUITY FINANCING TRANSACTIONS

During 2004, we sold 3,040,000 shares of our common stock in a series of private placements at $0.25/share to unaffiliated third party investors. These transactions generated net proceeds to the Company of approximately $740,000 after deducting certain transaction expenses. Under the terms of the stock purchase agreements used in these transactions, the Company agreed to file with the SEC, and to cause to be declared effective thereafter, a SB-2 resale registration statement which includes the shares purchased by such third party investors. The company filed a resale registration statement on July 28, 2005, which was declared effective by the SEC on August 1, 2005.

On January 3, 2005, we issued 27,288 shares of common stock under the Company’s 2003 Equity Incentive Plan to two employees of the Company in satisfaction of $6,822 of accrued, but unpaid vacation.

During the period from January 1, 2005 to May 31, 2005, we sold 522,382 shares of our common stock in a series of private placements at $0.30 per share and $0.35 per share to unaffiliated third party investors. These transactions generated net proceeds to the Company of approximately $171,000.

On June 6, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (“Cornell”). Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell will pay the Company 98% of the lowest volume weighted average price (“VWAP”) of the Company’s common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company’s common stock is traded for the 5 days immediately following the notice date (the “Purchase Price”). The total number of shares issued to Cornell under each advance request will be equal to the total dollar amount of the advance request divided by the Purchase Price determined during the five day pricing period. Cornell will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell’s obligation to purchase shares of the Company’s common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company maintaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $750,000 per weekly advance. The amount and timing of all advances under the Standby Equity Distribution Agreement are at the discretion of the Company and the Company is not obligated to issue and sell any securities to Cornell, unless and until it decides to do so. Upon execution of the Standby Equity Distribution Agreement, Cornell received 381,888 shares of the Company’s common stock as a commitment fee under the Standby Equity Distribution

Agreement. The Company also issued 27,278 shares of the Company’s common stock to Spartan Securities Group, Ltd. under a placement agent agreement relating to the Standby Equity Distribution Agreement.

On July 1, 2005, we issued 14,947 shares of our common stock under the Company’s 2003 Equity Incentive Plan to two employees of the Company in satisfaction of $4,933 of accrued, but unpaid vacation.

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

On December 10, 2005, we requested a $50,000 advance on our Standby Equity Distribution Agreement with Cornell. The advance was completed to provide funding for general corporate purposes. The advance was completed on December 18, 2005 and resulted in the sale of 241,779 shares of common stock. Our net proceeds were $47,000 after deducting $2,500 in fees to Cornell and a $500 escrow agent fee to Yorkville Advisors Management, LLC.

On December 15, 2005, we issued 18,000 shares of common stock under the Company’s 2003 Equity Incentive Plan to employees of the Company as part of a year-end bonus program. The shares were issued at a price of $0.21/share and resulted in an expense to the Company of $3,780.

NOTE I - SUBSEQUENT EVENTS

On January 18, 2006, the Company entered into a binding letter agreement (the "Aspen Agreement") with Aspen Select Healthcare, LP, which provides, among other things, that (a) Aspen has waived certain pre-emptive rights in connection with the sale of $400,000 of common stock at a purchase price of $0.20/share and the granting of 900,000 warrants with an exercise price of $0.26/share to a SKL Limited Partnership, LP ("SKL" as more fully described below) in exchange for five year warrants to purchase 150,000 shares at an exercise price of $0.26/share; (b) Aspen shall have the right, up to April 30, 2006, to purchase up to $200,000 of restricted shares of the Company's common stock at a purchase price per share of $0.20/share (1.0 million shares) and receive a five year warrant to purchase up to 450,000 shares of the Company's common stock at an exercise price of $0.26/share in connection with such purchase (the "Equity Purchase Rights"); (c) in the event that Aspen does not exercise its Equity Purchase Rights in total, the Company shall have the right to sell the difference to SKL at terms no more favorable than Aspen's Equity Purchase Rights; (d) Aspen and the Company will amend that certain Loan Agreement, dated March 23, 2005 (the "Loan Agreement") between the parties to extend the maturity date until September 30, 2007 and modify certain covenants (such Loan Agreement as amended, the "Credit Facility Amendment"); (e) Aspen shall have the right, until April 30, 2006, to provide up to $200,000 of additional secured indebtedness to the Company under the Credit Facility Amendment and receive a five year warrant to purchase up to 450,000 shares of the Company's common stock with an exercise price of $0.26/share (the "New Debt Rights"); (f) the Company has agreed to amend and restate that certain warrant agreement, dated March 23, 2005 to provide that all 2,500,000 warrant shares (the "Existing Warrants") shall be vested and the exercise price per share shall be reset to $0.31 per share; and (g) the Company has agreed to amend that certain Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Existing Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

Under the terms of the contemplated Credit Facility Amendment, Aspen and the Company have agreed as follow:

(1) The maturity date of the Credit Facility shall be extended to September 30, 2007.

(2) Paragraph 11 of the existing Loan Agreement (Borrower's Negative Covenants) shall be amended to allow for Permitted Indebtedness of up to a total of $500,000 of vendor and lease financing on capital equipment, including straight vendor financing and both operating and capital lease financing, in the aggregate at any given time during the term of the Credit Facility (the "Capital Equipment Financing Basket") and allow for Permitted Liens on such equipment.

(3) The Permitted Indebtedness section of paragraph 11 of the Loan Agreement shall be amended to allow for an aggregate of up to $400,000 of convertible draw notes from Cornell Capital Partners LP during the life of the Credit Facility (unless the proceeds of such Cornell convertible draw notes are used to repay the Company's indebtedness to Aspen); provided that such convertible draw notes contain an option for a fixed price conversion at any time and have a term of no longer than six months unless the proceeds of such convertible draw notes are used to pay-off the Credit Facility.

(4) The definition of Permitted Indebtedness in paragraph 11 of the Loan Agreement shall be amended to allow for real estate leases entered into by the Company, provided that such real estate leases have been approved by the Board of Directors and contain no more than $100,000 of leasehold improvements embedded within the lease stream.

(5) The structure of the Credit Facility shall be amended so that it is a draw facility whereby once principal payments have been made to Aspen by the Company, the Company can no longer draw such amounts and that portion of the availability will expire. The parties agree that all principal payments from the Company will retire the unsecured portion of the Credit Facility first.

(6) The Company and Aspen agree to such other amendments to the Credit Facility documents as may be mutually agreed upon, including, but not limited to a clarification of Paragraph 16 of the Loan Agreement to include a provision that if the Company does not properly notify Aspen of an event of default, that is in and of itself a default and that the date of such default will be deemed to be the first date which circumstances gave rise to the event of default for purposes of calculating the 30 day cure period, and further that Aspen may so notify the Company of this type of default or any other type of default that may have occurred.

During the period from January 18 - 21, 2006, the Company entered into agreements with four other shareholders who are parties to that certain Shareholders’ Agreement, dated March 23, 2005, to exchange five year warrants to purchase 150,000 shares of stock in the aggregate at an exercise price of $0.26/share for such shareholders’ waiver of their pre-emptive rights under the Shareholders’ Agreement.

On January 21, 2006 the Company entered into a subscription agreement (the "Subscription")

with SKL Family Limited Partnership, LP, a New Jersey limited partnership, whereby SKL purchased 2.0 million shares (the "Subscription Shares") of the Company's common stock at a purchase price of $0.20/share for $400,000. Under the terms of the Subscription, the Subscription Shares are restricted for a period of 24 months and then carry piggyback registration rights to the extent that exemptions under Rule 144 are not available to SKL. In connection with the Subscription, the Company also issued a five year warrant to purchase 900,000 shares of the Company's common stock at an exercise price of $0.26/share. SKL has no previous affiliation with the Company.

On March 14, 2006, Aspen exercised its Equity Purchase Rights and we issued to Aspen 1,000,000 restricted shares of common stock at a purchase price of $0.20/share for $200,000. In connection with this transaction, the Company also issued a five year warrant to purchase 450,000 shares of common stock at an exercise price of $0.26/share.

Also on March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement, dated January 18, 2006. As part of the Credit Facility Amendment, the Company has the right, but not the obligation, to borrow an additional $200,000 from Aspen. In connection with Aspen making such debt capital available to the Company, we issued a five year warrant to purchase 450,000 shares of common stock at an exercise price of $0.26/share.

End of Financial Statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Acting Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Acting Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s fourth fiscal quarter ended December 31, 2005, the Company’s Principal Executive Officer and Acting Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our members of the Board of Directors and other executives as of February 28, 2006:

Name	Age	Position
Board of Directors:
Robert P. Gasparini	51	President and Chief Science Officer, Board Member
Steven C. Jones	42	Acting Principal Financial Officer, Board Member
Michael T. Dent	41	Chairman of the Board
Thomas D. Conrad	75	Board Member
George G. O’Leary	43	Board Member
Peter M. Peterson	49	Board Member

Other Executives:
Jimmy W. Bryan	36	Director of Sales
Jerome J. Dvonch	37	Director of Finance
Thomas J. Schofield	27	Diretor of Operations

There are no family relationships between or among the members of the Board of Directors or other executives. With the exception of Mr. Peterson, the directors and other executives of the Company are not directors or executive officers of any company that files reports with the SEC. Mr. Peterson also serves as Chairman of the Board of Innovative Software Technologies, Inc. (OTC BB: INIV). None of the members of the Board of Directors or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of the Company’s Board of Directors or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

Members of the Company’s Board of Directors are elected at the annual meeting of stockholders and hold office until their successors are elected. The Company’s officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

Robert P. Gasparini, M.S. – President and Chief Science Officer, Board Member

Mr. Gasparini is the President and Chief Science Officer of NeoGenomics. Prior to assuming the role of President and Chief Science Officer, Mr. Gasparini was a consultant to the Company since May 2004. Prior to NeoGenomics, Mr. Gasparini was the Director of the Genetics Division for US Pathology Labs, Inc. (“US Labs”) from January 2001 to December 2004. During this period, Mr. Gasparini started the Genetics Division for US Labs and grew annual revenues of this division to $30 million over a 30 month period. Prior to US Labs, Mr. Gasparini was the Molecular Marketing Manager for Ventana Medical Systems from 1999 to

2001. Prior to Ventana, Mr. Gasparini was the Assistant Director of the Cytogenetics Laboratory for the Prenatal Diagnostic Center from 1993 to 1998 an affiliate of Mass General Hospital and part of Harvard University. While at the Prenatal Diagnostic Center, Mr. Gasparini was also an Adjunct Professor at Harvard University. Mr. Gasparini is a licensed Clinical Laboratory Director and an accomplished author in the field of Cytogenetics. He received his BS degree from The University of Connecticut in Biological Sciences and his Master of Health Science degree from Quinnipiac University in Laboratory Administration.

Steven C. Jones – Acting Principal Financial Officer, Board Member

Mr. Jones has served as a director since October 2003. He is a Managing Director in Medical Venture Partners, LLC, a venture capital firm established in 2003 for the purpose of making investments in the healthcare industry. Mr. Jones is also the co-founder and Chairman of the Aspen Capital Group and has been President and Managing Director of Aspen Capital Advisors since January 2001. Prior to that Mr. Jones was a chief financial officer at various public and private companies and was a Vice President in the Investment Banking Group at Merrill Lynch & Co. Mr. Jones received his B.S. degree in Computer Engineering from the University of Michigan in 1985 and his MBA from the Wharton School of the University of Pennsylvania in 1991. He is also Chairman of the Board of Quantum Health Systems, LLC and T3 Communications, LLC.

Michael T. Dent M.D. – Chairman of the Board

Dr. Dent is our founder and Chairman of the Board. Dr. Dent was our President and Chief Executive Officer from June 2001, when he founded NeoGenomics, to April 2004. From April 2004 until April 2005, Dr. Dent served as our President and Chief Medical Officer. Dr. Dent founded the Naples Women's Center in 1996 and continues his practice to this day. He received his training in Obstetrics and Gynecology at the University of Texas in Galveston. He received his M.D. degree from the University of South Carolina in Charleston, S.C. in 1992 and a B.S. degree from Davidson College in Davidson, N.C. in 1986. He is a member of the American Association of Cancer Researchers and a Diplomat and fellow of the American College of Obstetricians and Gynecologists. He sits on the Board of the Florida Life science Biotech Initiative.

Thomas D. Conrad, PhD. – Board Member

Dr. Conrad is a Director of NeoGenomics. During his 50-year professional career, he has been involved in starting and operating numerous businesses. He is currently and for the last five years has been the President of Financial Management Corporation, which acts as the General Partner for Competitive Capital Partners, LP, a Naples, Florida-based hedge fund. Prior to his involvement in the fund management business, Dr. Conrad was involved with, among others The Military Benefit Association and The Government Employees Association, both large life insurance companies. Dr. Conrad has taught at five universities, been a cattleman, an Army pilot and a restaurateur. Before coming to Florida he was a member of the Reagan Administration as an Assistant Secretary of the United States Air Force. Dr. Conrad has a BS and an MBA from the University of Maryland and received his PhD. in Business from the American University.

George G. O’Leary – Board Member

Mr. O’Leary is a Director of NeoGenomics and is currently the President of US Medical Consultants, LLC. Prior to assuming his duties with US Medical, he was a consultant to the company and acting Chief Operating Officer. Prior to NeoGenomics, Mr. O’Leary was the President and CFO of Jet Partners, LLC from 2002 to 2004. During that time he grew annual revenues from $12 million to $17.5 million. Prior to Jet Partners, Mr. O’Leary was CEO and President of Communication Resources Incorporated (CRI) from 1996 to 2000. During that time he grew annual revenues from $5 million to $40 million. Prior to CRI, Mr. O’Leary held various positions including VP of Operations for Cablevision Industries from 1987 to 1996. Mr. O’Leary was a CPA with Peat Marwick Mitchell from 1984 to 1987. He received his BBA in Accounting from Siena College in Albany, New York.

Peter M. Peterson – Board Member

Mr. Peterson is a Director of NeoGenomics and is the founder of Aspen Capital Partners, LLC which specializes in capital formation, mergers & acquisitions, divestitures, and new business start-ups. Mr. Peterson is also the Chairman and Founder of CleanFuel USA and the Chairman of Innovative Software Technologies (OTCBB: INIV). Prior to forming Aspen Capital Partners, Mr. Peterson was Managing Director of Investment Banking with H. C. Wainwright & Co. Prior to Wainwright, Mr. Peterson was president of First American Holdings and Managing Director of Investment Banking. Previous to First American, he served in various investment banking roles and was the co-founder of ARM Financial Corporation. Mr. Peterson was one of the key individuals responsible for taking ARM Financial public on the OTC market and the American Stock Exchange. Under Mr. Peterson’s financial leadership, ARM Financial Corporation was transformed from a diversified holding company into a national clinical laboratory company with more than 14 clinical laboratories and ancillary services with over $100 million in assets. He has also served as an officer or director for a variety of other companies, both public and private. Mr. Peterson earned a Bachelor of Science degree in Business Administration from the University of Florida.

Jimmy W. Bryan – Director of Sales

Mr. Bryan has served as director of sales since August 2005. Prior to joining NeoGenomics, Mr. Bryan was National Director of Sales with American Esoteric Laboratories, a nationwide reference laboratory from March 2005 to May 2005. From January 1997 to March 2005, Mr. Bryan was employed with Dianon / Labcorp, where he held various positions including Divisional Manager for Anatomic Pathology Sales, Senior Regional Sales Manager, National Sales Trainer & Recruiter and Senior Sales Representative Mr. Bryan has managed a sales force of 32 people, has had responsibility for approximately $38 million in annual revenue and has been a strategic team member of with 6 laboratory acquisitions. Mr. Bryan has over 13 years of sales and marketing experience with 9 years in the medical industry. Mr. Bryan received his bachelor degree from Union University in Tennessee.

Jerome J. Dvonch – Director of Finance

Mr. Dvonch has served as director of finance since August 2005. From June 2004 through July 2005, Mr. Dvonch was Associate Director of Financial Planning and Analysis with Protein Design Labs, a bio-pharmaceutical company. From September 2000 through June 2004, Mr. Dvonch held positions of increasing responsibility including Associate Director of Financial Analysis and Reporting with Exelixis, Inc., a biotechnology company. He also was

Manager of Business Analysis for Pharmchem Laboratories, a drug testing laboratory. Mr. Dvonch has extensive experience in strategic planning, SEC reporting and accounting in the life science industry. He also has experience in mergers and acquisitions and with debt/equity financing transactions. Mr. Dvonch is a Certified Public Accountant and received his M.B.A. from the Simon School of Business at the University of Rochester. He received his B.B.A. in accounting from Niagara University.

Thomas J. Schofield – Director of Operations

Mr. Schofield has served as the Director of Operations since June 2005. Prior to NeoGenomics, Mr. Schofield was the Distribution Manager for Specialty Laboratories where he was responsible for the movement of more than 10,000 specimens daily. From June 2001 to August 2004, Mr. Schofield held several operational positions at US Pathology Labs, Inc. He was primarily responsible for establishing laboratory support teams by hiring, training and implementing new processes. During this period, US Labs grew revenue from $7 million to $70 million over a three year period. Mr. Schofield received an honorable discharge from the United States Marine Corps after eight total years of service.

Audit Committee

Currently, the Company’s Audit Committee of the Board of Directors is comprised of Steven C. Jones and George O’Leary. The Board of Directors believes that both Mr. Jones and Mr. O’Leary are “financial experts” (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B). Mr. Jones is a Managing Member of Medical Venture Partners, LLC, which serves as the general partner of Aspen Select Healthcare LP, a partnership which controls approximately 41.8% of the voting stock of the Company. Thus Mr. Jones would not be considered an “independent” director under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934 (the “Act”). However, Mr. O’Leary would be considered an “independent” director under Item 7(d)(3)(iv) of Schedule 14A of the Act.

Compensation Committee

Currently, the Company’s Compensation Committee of the Board of Directors is comprised of the Board Members except for Mr. Gasparini.

Code of Ethics

The Company adopted a Code of Ethics for its senior financial officers and the principal executive officer during 2004 as published in our 10KSB dated April 15, 2005.

ITEM 10.	EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation paid by the Company to or on behalf of our most highly compensated executive officers for the fiscal years ended December 31, 2005, 2004, and 2003:

Summary Compensation Table

Name and Principal Capacity	Year	Salary	Other Compensation
Robert P. Gasparini President & Chief Science Officer	2005 2004 2003	$162,897 $ 22,500 (2)	$28,128 (1) --
Steven Jones Acting Principal Financial Officer and Director	2005 2004 2003	$ 51,000 (3) $ 72,500 (3) $ 52,000 (3)	- - -
Dr. Michael T. Dent Chairman, President and Chief Medical Officer (4)	2005 2004 2003	- $ 37,334 (5) -	- - -
(1)	Mr. Gasparini moved to Florida from California during 2005 and these represent his relocation expenses paid by the Company.
(2)	Mr. Gasparini was appointed as President and Chief Science Officer on January 3, 2005. During 2004, he acted as a consultant to the Company and the amounts indicated represent his consulting income.
(3)	Mr. Jones has acted as a consultant to the Company and the amounts indicated represent his consulting income.
(4)

Dr. Dent served as the Company’s Chief Executive Officer from June 2001 until April 2004. From April 2003 until April 2004, Dr. Dent served as the President and Chief Medical Officer. Dr. Dent has been Chairman of the Board since October 2003.

(5)	During 2004, Dr. Dent acted as a consultant to the Company. The amounts indicated, represent his consulting income.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 30, 2006, with respect to each person known by the Company to own beneficially more than 5% of the Company’s outstanding common stock, each director and officer of the Company and all directors and executive officers of the Company as a group. The Company has no other class of equity securities outstanding other than common stock.

Title of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class(1)
Common	Aspen Select Healthcare, LP (2) 1740 Persimmon Drive Naples, Florida 34109	14,453,279	48.55%
Common	Steven C. Jones (3) 1740 Persimmon Drive Naples, Florida 34109	15,655,172	52.54%
Common	Michael T. Dent M.D. (4) 1726 Medical Blvd. Naples, Florida 34110	2,793,527	10.52%
Common	Thomas D. Conrad (5) 81 Seagate Avenue, #1501 Naples, Florida 34103	800,000	3.05%
Common	George O’Leary (6) 6506 Contempo Lane Boca Raton, Florida 33433	294,000	1.11%
Common	Robert P. Gasparini (7) 20205 Wildcat Run Estero, FL 33928	200,000	0.76%
Common	Peter M. Peterson (8) 2402 S. Ardson Place Tampa, FL 33629	14,453,279	48.55%
Common	SKL Family Limited Partnership (9) 984 Oyster Court Sanibel, FL 33957	2,900,000	10.75%

Common	Directors and Officers as a Group (2 persons)	19,742,699	64.80%

(1)    Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 15, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)    Aspen Select Healthcare, LP (“Aspen”) has direct ownership of 10,903,279 shares and has certain warrants with 3,550,000 shares currently exercisable. The general partner of Aspen is Medical Venture Partners, LLC, an entity controlled by Steven C. Jones.

(3)    Steven C. Jones, director of the Company, has direct ownership of 1,174,595 shares and currently exercisable warrants to purchase an additional 27,298 shares, but as a member of the general partner of Aspen, he has the right to vote all shares held by Aspen, thus 10,903,279 shares and 3,550,000 currently exercisable warrant shares have been added to his total.

(4)    Michael T. Dent, a director of the Company, has direct ownership of 2,470,535 shares, currently exercisable warrants to purchase 72,992 shares, and currently exercisable options to purchase 250,000 shares.

(5)    Thomas D. Conrad, a director of the Company, is President of the General Partner of Competitive Capital Partners, LP, which owns 800,000 shares. Since Mr. Conrad has the right to vote all shares held by Competitive Capital Partners, LP, these shares have been added to his total.

(6)    George O’Leary, a director of the Company, has direct ownership of 244,000 warrants, all of which are currently exercisable. On March 23, 2006 George O’Leary exercised 144,000 warrants in return for freely tradable shares.

(7)   Robert Gasparini, President of the Company, has 1,000,000 options to purchase shares, of which 200,000 are currently exercisable.

(8)    Peter M. Peterson is a member of the general partner of Aspen and has the right to vote all shares held by Aspen. Thus 10,903,279 shares and 3,550,000 currently exercisable warrant shares have been added to his total. Mr. Peterson does not own any other stock of the Company except through his affiliation with Aspen.

(8)    SKL Family Limited Partnership has direct ownership of 2,000,000 shares and currently exercisable warrants to purchase 900,000 shares.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005 and 2004, Steven C. Jones, a director of the Company, earned $51,000 and $72,500, respectively, in cash for various consulting work performed connection with his duties as Acting Principle Financial Officer.

On April 15, 2003, we entered into a revolving credit facility with MVP 3, LP (“MVP 3”), a partnership controlled by certain of our shareholders. Under the terms of the agreement MVP 3, LP agreed to make available up to $1.5 million of debt financing with a stated interest rate of prime + 8% and such credit facility had an initial maturity of March 31, 2005. At December 31, 2004, we owed MVP 3, approximately $740,000 under this loan agreement, which is classified as “Due to affiliates” under the current liabilities section of our balance sheet for FY 2004. This obligation was repaid in full through a refinancing on March 23, 2005.

On January 18, 2006, George O’Leary, a director received from the Company 50,000 incentive stock options at $0.26 per share in compensation for services related to the Equity and Debt Financing the company completed in January 2006.

On March 11, 2005, we entered into an agreement with HCSS, LLC and eTelenext, Inc. to provide eTelenext, Inc’s Accessioning Application, AP Anywhere Application and CMQ Application. HCSS, LLC is a holding company created to build a small laboratory network for the 50 small commercial genetics laboratories in the United States. HCSS, LLC is owned 66.7% by Dr. Michael T. Dent, our Chairman. By becoming the first customer of HCSS in the small laboratory network, the Company saved approximately $152,000 in up front licensing fees. Under the terms of the agreement, the Company paid $22,500 over three months to customize this software and will pay an annual membership fee of $6,000 per year and monthly transaction fees of between $2.50 - $10.00 per completed test, depending on the volume of tests performed. The eTelenext system is an elaborate laboratory information system (LIS) that is in use at many larger labs. By assisting in the formation of the small laboratory network, the Company will be able to increase the productivity of its technologists and have on-line links to other small labs in the network in order to better manage its workflow.

On March 23, 2005, we entered into an agreement with Aspen Select Healthcare, LP (formerly known as MVP 3, LP) (“Aspen”) to refinance our existing indebtedness of $740,000 and provide for additional liquidity of up to $760,000 to the Company. Under the terms of the agreement, Aspen, a Naples, Florida-based private investment fund made available up to $1.5 million of debt financing in the form of a revolving credit facility (the “Credit Facility”) with an initial maturity of March 31, 2007. Aspen is managed by its General Partner, Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics. We incurred $53,587 of transaction expenses in connection with establishing the Credit Facility, which have been capitalized and are being amortized to interest expense over the term of the agreement. As part of this transaction, we issued a five year warrant to Aspen to purchase up to 2,500,000 shares of common stock at an initial exercise price of $0.50/share, all of which are currently vested. We accrued $131,337 for the value of such Warrant as of the original commitment date as a discount to the face amount of the Credit Facility. The Company is amortizing such discount to interest expense over the 24 month of the Credit Facility. As of December 31, 2005, $1,500,000 was available for use and $1,500,000 had been drawn.

In addition, as a condition to these transactions, the Company, Aspen and certain individual shareholders agreed to amend and restate their shareholders’ agreement to provide that Aspen will have the right to appoint up to three of seven of our directors and one mutually acceptable independent director. We also amended and restated a Registration Rights Agreement, dated March 23, 2005 with Aspen and certain individual shareholders, which grants to Aspen certain demand registration rights and which grants to all parties to the agreement, piggyback registration rights.

On January 18, 2006, the Company entered into a binding letter agreement (the "Aspen Agreement") with Aspen Select Healthcare, LP, which provides, among other things, that (a) Aspen has waived certain pre-emptive rights in connection with the sale of $400,000 of common stock at a purchase price of $0.20/share and the granting of 900,000 warrants with an exercise price of $0.26/share to a SKL Limited Partnership, LP ("SKL" as more fully described below) in exchange for five year warrants to purchase 150,000 shares at an exercise price of $0.26/share; (b) Aspen shall have the right, up to April 30, 2006, to purchase up to $200,000 of restricted shares of the Company's common stock at a purchase price per share of $0.20/share (1.0 million shares) and receive a five year warrant to purchase up to 450,000 shares of the

Company's common stock at an exercise price of $0.26/share in connection with such purchase (the "Equity Purchase Rights"); (c) in the event that Aspen does not exercise its Equity Purchase Rights in total, the Company shall have the right to sell the difference to SKL at terms no more favorable than Aspen's Equity Purchase Rights; (d) Aspen and the Company will amend that certain Loan Agreement, dated March 23, 2005 (the "Loan Agreement") between the parties to extend the maturity date until September 30, 2007 and modify certain covenants (such Loan Agreement as amended, the "Credit Facility Amendment"); (e) Aspen shall have the right, until April 30, 2006, to provide up to $200,000 of additional secured indebtedness to the Company under the Credit Facility Amendment and receive a five year warrant to purchase up to 450,000 shares of the Company's common stock with an exercise price of $0.26/share (the "New Debt Rights"); (f) the Company has agreed to amend and restate that certain warrant agreement, dated March 23, 2005 to provide that all 2,500,000 warrant shares (the "Existing Warrants") shall be vested and the exercise price per share shall be reset to $0.31 per share; and (g) the Company has agreed to amend that certain Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Existing Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

During the period from January 18 - 21, 2006, the Company entered into agreements with four other shareholders who are parties to that certain Shareholders’ Agreement, dated March 23, 2005, to exchange five year warrants to purchase 150,000 shares of stock in the aggregate at an exercise price of $0.26/share for such shareholders’ waiver of their pre-emptive rights under the Shareholders’ Agreement.

On March 14, 2006, Aspen exercised its Equity Purchase Rights and we issued to Aspen 1,000,000 restricted shares of common stock at a purchase price of $0.20/share for $200,000. In connection with this transaction, the Company also issued a five year warrant to purchase 450,000 shares of common stock at an exercise price of $0.26/share.

Also on March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement, dated January 18, 2006. As part of the Credit Facility Amendment, the Company has the right, but not the obligation, to borrow an additional $200,000 from Aspen. In connection with Aspen making such debt capital available to the Company, we issued a five year warrant to purchase 450,000 shares of common stock at an exercise price of $0.26/share.

PART IV

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-KSB.

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the United States Securities and Exchange Commission on February 10, 1999
3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2003.	Incorporated by reference to the Company’s on Form 10-KSB as filed with the United States Securities and Exchange Commission on May 20, 2003
3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003.	Incorporated by reference to the Company’s on Form 10-KSB as filed with the United States Securities and Exchange Commission on May 20, 2003
3.4	Amended and Restated Bylaws, dated April 15, 2003.	Incorporated by reference to the Company’s on Form 10-KSB as filed with the United States Securities and Exchange Commission on May 20, 2003
10.1	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Provided herewith
10.2	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	Incorporated by reference to the Company’s on Form 8-K as filed with the United States Securities and Exchange Commission on March 30, 2005
10.3	Guaranty of NeoGenomics, Inc., dated March 23, 2005	Incorporated by reference to the Company’s on Form 8-K as filed with the United States Securities and Exchange Commission on March 30, 2005
10.4	Stock Pledge Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s on Form 8-K as filed with the United States Securities and Exchange Commission on March 30, 2005
10.5	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	Provided herewith
10.6	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Provided herewith

10.7	Employment Agreement, dated December 14, 2005, between Mr. Robert P. Gasparini and the Company	Incorporated by reference to the Company’s on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 15, 2005
10.8	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Provided herewith
10.9	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	Provided herewith
10.10	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	Provided herewith
10.11	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	Provided herewith
14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	Incorporated by reference to the Company’s on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 15, 2005
31.1	Certification by Principal Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification by Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

(b)	Reports on Form 8-K.

On January 24, 2006, we filed a report on Form 8-K announcing that the Company had obtained a $400,000 of new equity financing and that it had entered into a binding agreement with respect to amending its existing Credit Facility with Aspen Select Healthcare, LP.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2005	2004

Audit fees	$28,000	$13,620
Audit-related fees	$—	$—
Tax fees	$2,000	$4,460
All other fees, including tax consultation and preparation	$—	$—

                All audit fees are approved by our audit committee and board of directors.  Other than income tax preparation services, Kingery & Crouse, P.A. does not provide any non-audit services to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 31, 2006.

NeoGenomics, Inc.

By: _/s/ Robert P. Gasparini__________

Robert P. Gasparini

President and

Principal Executive Officer

Date:	March 31, 2006

By: _/s/ Steven C. Jones__________

Steven C. Jones

Acting Principal Financial Officer

Date:	March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael T. Dent	Chairman of the Board	March 31, 2006
Michael T. Dent, M.D.

/s/ Robert P. Gasparini	President and Director	March 31, 2006

Robert P. Gasparini

/s/ Steven C. Jones	Director	March 31, 2006

Steven C. Jones

/s/ Thomas Conrad	Director	March 31, 2006

Thomas D. Conrad

/s/ George O’Leary	Director	March 31, 2006

George O’Leary

/s/ Peter M. Petersen	Director	March 31, 2006

Peter Petersen

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert P. Gasparini, Principal Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of NeoGenomics, Inc.;

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.      The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Omitted;

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.      The small business issuer’s other certifying officer(s) and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: March 31, 2006	By: /s/ Robert P. Gasparini
Name: Robert P. Gasparini
Title: President and Principal Executive Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8545 (March 2, 2005) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after July 15, 2006.

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven C. Jones, Principal Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of NeoGenomics, Inc.;

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.      The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Omitted;

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.      The small business issuer’s other certifying officer(s) and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: March 31, 2006	By: /s/ Steven C. Jones
Name: Steven C. Jones
Title: Acting Principal Financial Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8545 (March 2, 2005) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after July 15, 2006.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of NeoGenomics, Inc. (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:	March 31, 2006	______/s/ Robert P. Gasparini_____

Robert P. Gasparini

President and
Principal Executive Officer

Date:	March 31, 2006	______/s/ Steven C. Jones__

Steven C. Jones

Acting Principal Financial Officer

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.