Form 10QSB
period 2006-03-31
NEOGENOMICS INC
filed 2006-05-09
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2006.

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

(239) 768-0600

(Registrant’s Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ( X ) NO ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)_ Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 8, 2006.

26,318,843

Transitional Small Business Disclosure Format:	YES (	)	NO (X)

NeoGenomics, Inc.

INDEX TO FORM 10-QSB

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheet as of March 31, 2006...................................................................	4
	Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 ..........	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 .........	6

	Notes to Consolidated Financial Statements.......................................................................	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement).................................................................................................	11

Item 3.	Controls and Procedures .................................................................................	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. ...................................................................................................	18
Item 2.	Changes in Securities. ...............................................................................................	18
Item 3.	Defaults Upon Senior Securities....................................................................................	19
Item 4.	Submission of Matters to a Vote of Securities Holders.........................................................	19
Item 5.	Other Information ......................................................................................................	19
Item 6.	Exhibits and Reports on Form 8-K.................................................................................	19

Signatures		21

PART I

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains “forward-looking statements” relating to NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as the “Company” in this Form 10-QSB), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

NeoGenomics, Inc.

CONSOLIDATED BALANCE SHEET AS OF

March 31, 2006

(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$260,081
Accounts receivable (net of allowance for doubtful accounts of $47,712)	898,095
Inventories	46,704
Other current assets	77,953
Total current assets	1,282,833

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $301,002)	736,611

OTHER ASSETS	12,638

TOTAL	$2,032,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$449,776
Deferred revenue	100,000
Short-term portion of equipment lease	22,996
Accrued compensation	102,222
Accrued and other liabilities	89,732
Total current liabilities	764,726

LONG TERM LIABILITIES:
Line of credit (net of unamortized discount of $79,700)	1,420,300
Long-term portion of equipment lease	111,208
Total long term liabilities	1,531,508

TOTAL LIABILITIES	2,296,234

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 100,000,000 shares authorized;
26,218,843 shares issued and outstanding	26,219
Additional paid-in capital	10,683,399
Deferred Stock Compensation	(59,805)
Accumulated deficit	(10,913,965)
Total stockholders’ deficit	(264,152)

TOTAL	$2,032,082

See notes to consolidated financial statements.

NeoGenomics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three-Months Ended March 31, 2006	For the Three-Months Ended March 31, 2005

REVENUE	$1,343,800	$230,192

COST OF REVENUE	576,797	164,614

GROSS PROFIT	767,003	65,578

OTHER OPERATING EXPENSES:
Selling, general and administrative	590,684	253,570
Interest expense	69,885	27,182
Total other operating expenses	660,569	280,752

NET INCOME (LOSS)	$106,434	$(215,174)

NET INCOME (LOSS) PER SHARE: Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING : Basic	24,752,083	21,744,273
Diluted	25,512,363	21,744,273

See notes to consolidated financial statements.

NeoGenomics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three-Months Ended March 31, 2006	For the Three-Months Ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$106,434	$(215,174)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	39,691	26,414
Equity-based compensation	21,833	31,923
Provision for bad debts	63,158	8,814
Amortization of debt issue costs	5,359	576
Amortization of relocation expenses	9,482	-
Changes in assets and liabilities, net:
Accounts receivables, net of write-offs	(410,154)	(93,926)
Inventory	13,296	(12,721)
Pre-paid expenses	(28,928)	2,883
Other current assets	-	3,474
Deposits	-	(5,000)
Accounts payable and other liabilities	(97,907)	10,515

NET CASH USED IN OPERATING ACTIVITIES	(277,736)	(242,222)

CASH FLOWS FROM INVESTING ACTIVITIES -
Purchases of property and equipment	(86,755)	(11,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates, net	-	155,451
Debt issue costs	-	(53,587)
Issuances of common stock, net of transaction expenses	613,628	152,473

NET CASH PROVIDED BY FINANCING ACTIVITIES	613,628	254,337

NET INCREASE IN CASH AND CASH EQUIVALENTS	249,137	411

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,944	112,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$260,081	$112,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$50,561	$30,569

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND S: FINANCING ACTIVITIES:

Equipment leased under capital lease	$134,204	$-

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

Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the fiscal period have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB.

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

Stock Options Expensed

Prior to March 2006, we used Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) to account for our stock based compensation arrangements. This statement amended the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we continued to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock-based employee compensation arrangements.

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments, which is effective for the reporting period beginning on January 1, 2006. The statement will require us to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. We have the option to either apply FAS 123 (R) on a modified prospective method or to restate previously issued financial statements, and chose to utilize the modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

In January 2006, we adopted the expense recognition provisions of SFAS No. 123, and for the three months ended March 31, 2006 recorded approximately $7,700 in stock compensation expense. If we had expensed stock options for the three months ended March 31, 2005 the stock compensation expense would have been approximately $4,500.

Net Income (Loss) Per Common Share

We compute net income (loss) per share in accordance with Financial Accounting Standards Statement No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of March 31, 2005, which consisted of employee stock options and certain warrants issued to consultants and other providers of financing to the Company, were excluded from diluted net income (loss) per common share calculations as of such date because they were anti-dilutive.

NOTE B – EQUITY AND DEBT FINANCING TRANSACTIONS

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

Also on March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement, dated January 18, 2006. As part of the Credit Facility Amendment, the Company has the right, but not the obligation, to borrow an additional $200,000 from Aspen. Interest on amounts outstanding under this $1.7 million note will be charged at the rate of prime plus 6%. In connection with Aspen making such debt capital available to the Company, we issued a five year warrant to purchase 450,000 shares of common stock at an exercise price of $0.26/share. As of March 31, 2006, $1,500,000 has been drawn and $200,000 is available for use.

NOTE C – OTHER RELATED PARTY TRANSACTIONS

During the three months ending March 31, 2006 and 2005, we incurred consulting expenses from a director of $13,500 and $22,500, respectively, for various consulting work performed in connection with managing the financial affairs of the Company and acting as the Principal Financial Officer.

NOTE D – COMMITMENTS AND EQUIPMENT LEASES

Operating Leases

In August 2003, we entered into a three year operating lease for 5,200 square feet at our laboratory facility in Fort Myers, Florida. The lease, which commenced on August 8, 2003, currently requires average monthly rental payments of approximately $6,300 during the lease term. Such amount includes estimated operating and maintenance expenses and sales tax and is subject to annual increases. Rent expense for the three months ended March 31, 2006 was approximately $19,500.

The lease is due to expire on August 31, 2006. The lease contains a provision that allows us to extend the lease for two terms of three years each. We are currently in negotiations on a new lease for our facility including the lease of an additional 4,000 square feet adjacent to our current facility. This space will allow for future expansion of our business in 2006.

Capital Lease

During March 2006 we entered into a 5 year lease agreement for equipment. The cost of the equipment was approximately $134,200 and requires monthly lease payments of approximately $2,500, with an effective interest rate of 8% per annum. At March 31, 2006 the entire principal balance is still outstanding on this lease.

NOTE E – SUBSEQUENT EVENTS

On April 18, 2006 we completed the purchase and merger of The Center for Cytogenetics, a private genetics testing company located in Nashville, Tennessee into NeoGenomics, Inc. The merger is of strategic importance and results in the Company acquiring additional capacity, faster growth potential and a second site to mitigate the risk of weather-related phenomena common to Southwest Florida. The merger is not material to the financial statements of NeoGenomics, Inc.

End of Financial Statements

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements for the three months ended March 31, 2006, included with this Form 10-QSB. Readers are also referred to the cautionary statement, which addresses forward-looking statements made by us. As used in this report, the terms "we", "us", "our", “NeoGenomics, Inc.”, and the “Company” mean NeoGenomics, Inc. and subsidiaries unless otherwise indicated.

Overview

NeoGenomics operates a cancer genetics laboratory based in Fort Myers, Florida that is targeting the rapidly growing genetic and molecular testing segment of the medical laboratory market. The Company currently offers the following types of testing services to oncologists, pathologists, urologists, hospitals, and other laboratories that do not perform genetic testing throughout the United States: a) cytogenetics testing, which analyzes human chromosomes, b) Fluorescence In-Situ Hybridization (FISH) testing which analyzes abnormalities at the gene level, c) flow cytometry testing services, which analyzes clusters of differentiation on cell surfaces and d) molecular testing which involves testing DNA and other molecular structures to screen for and diagnose single gene disorders. All of these testing services are widely used in the diagnosis of various types of cancer. Our common stock is listed on the NASDAQ Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “NGNM.”

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

Testing Performed On

Testing Volume

Physician Involvement
Malpractice Ins. Required

Other Professionals Req.

Level of Automation

Diagnostic in Nature

Types of Diseases Tested

Typical per Price/Test

Estimated Size of Market

Estimated Growth Rate

	Blood, Urine High Low Low None High Usually Not Many Possible $5 - $35/Test $25 - $30 Billion 4.0 -5.0%	Tissue/Cells Low High - Pathologist High None Low-Moderate Yes Primarily to Rule out Cancer $25 - $500/Test $10.0 - $12.0 Billion 6.0 – 7.0% Annually	Chromosomes/Genes/DNA Low Low - Medium Low Cyto/Molecular geneticist Moderate Yes Rapidly Growing $200 - $1,000/Test $3.0 - $4.0 Billion (2) 25.0+% Annually
Established Competitors	Quest Diagnostics LabCorp Bio Reference Labs DSI Laboratories Hospital Labs Regional Labs	Quest Diagnostics LabCorp Genzyme Genetics Ameripath Local Pathologists	Genzyme Genetics Quest Diagnostics LabCorp Bio Reference Labs Major Universities

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

We compete in the marketplace based on the quality and accuracy of our test results, our turn-around times and our ability to provide after-test support to those physicians requesting consultation. We believe our average 3-5 day turn-around time on oncology-related cytogenetics tests is helping to increase the usage patterns of cytogenetics tests by our referring oncologists and hematopathologists. Based on empirical data, we believe that cytogenetics labs typically have 7-14 day turn-around times on average with some labs running as high as 21 days. Traditionally, longer turn-around times for cytogenetics tests have resulted in fewer tests being ordered since there is an increased chance that the test results will not be returned within an acceptable diagnostic window when other adjunctive diagnostic test results are available. We believe our turn-around times result in our referring physicians requesting more of our testing services in order to augment or confirm other diagnostic tests, thereby giving us a significant competitive advantage in marketing our services against those of other competing laboratories.

We have an opportunity to add additional types of tests to our product offering. We believe that by doing so we may be able to capture increases in our testing volumes through our existing customer base as well as more easily attract new customers via the ability to bundle our testing services more appropriately to the needs of the market. Until December 2004, we only performed one type of test, cytogenetics, in-house, which resulted in only one test being performed per customer requisition for most of FY 2004 and average revenue per requisition of approximately $490 in FY 2004. In December 2004, we added FISH testing to our product offering, and in February 2005, we began offering flow cytometry testing services. With the addition of these two new testing platforms, our average revenue/requisition increased by 35.6% in FY 2005 to approximately $632/requisition. We believe that with the addition of additional testing platforms and more focused marketing, we can continue to increase our average revenue per customer requisition.

	Q1 2005	Q1 2006	% Inc (Dec)

Customer Requisitions Rec’d (Cases)	367	1,948	430.8%
Number of Tests Performed	467	2,664	470.4%
Average Number of Tests/Requisition	1.27	1.37	7.5%

Total Testing Revenue	$ 230,192	$ 1,343,800	483.8%
Avg Revenue/Requisition	$ 627.23	$ 689.84	10.0%
Avg Revenue/Test	$ 492.92	$ 504.43	2.3%

We believe this bundled offering approach could drive large increases in our revenue and afford the Company significant synergies and efficiencies in our operations and sales and marketing activities. For instance, initial testing for most hematological cancers may yield total revenue ranging from approximately $1,700 - $2,800/case and is generally comprised of one or more of the following tests: cytogenetics, fluorescence in-situ hybridization (FISH), flow cytometry, and morphology testing. Whereas in FY 2004, we only addressed approximately $500 of this potential revenue per case, we now address approximately $1,200 - $1,900 of this potential revenue per case.

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

Results of Operations for the Three Months ended March 31, 2006 as Compared to the Three Months ended March 31, 2005

During the three months ended March 31, 2006, our revenues increased approximately 484% to $1,343,800 from approximately $230,000 during the three months ending March 31, 2005, primarily as a result of attracting new customers to our services and increasing the volume of services sold to existing customers. During the three months ending March 31, 2006, our cost of revenue increased approximately 250% to approximately $577,000 from $165,000 during the three months ending March 31, 2005, primarily as a result of additional costs associated with hiring more laboratory personnel to support our increased testing volumes as well as increased costs as a result of opening new lines of business. This resulted in an increase in our gross profit to approximately $767,000 for the three months ended March 31, 2006 from approximately $66,000 during the three months ended March 31, 2005. This change is primarily attributable to our increased revenues and testing volumes and associated economies of scale for the period ended March 31, 2006 as compared to the three month period ended March 31, 2005. Our gross margin for the three months ended March 31, 2006 was 57% but we believe that integration related cost for our Tennessee facility will cause this margin to settle in at the 50-55% range. Our gross margins for the three months ended March 31, 2005 was 36%.

During the three months ended March 31, 2006, our selling, general and administrative expenses increased by approximately 133% to approximately $591,000 from approximately $254,000 in the three months ended March 31, 2005. This increase was primarily as a result of higher personnel and personnel-related expenses associated with increased levels of staffing. Selling, general and administrative expenses include all of our overhead and technology expenses as well as the cost of our management and sales personnel. Interest expense for the most recent quarter increased approximately 159% to approximately $70,000 from approximately $27,000 for the three months ended March 31, 2005. Interest expense is mainly comprised of interest payable on advances under our Credit Facility from Aspen, which have increased as a result of our increased borrowing.

As a result of the foregoing, our net income for the three months-ended March 31, 2006 increased approximately $321,000 to approximately $106,000 from a loss of approximately $215,000 during the three months-ended March 31, 2005.

COMMITTMENTS

Operating Lease

In August 2003, we entered into a three year operating lease for 5,200 square feet at our laboratory facility in Fort Myers, Florida. The lease, which commenced on August 8, 2003, currently requires average monthly rental payments of approximately $6,300 during the lease term. Such amount includes estimated operating and maintenance expenses and sales tax and is subject to annual increases.

The lease is due to expire on August 31, 2006. The lease contains a provision that allows us to extend the lease for two terms of three years each. We are currently in negotiations on a new lease for our facility including the lease of an additional 4,000 square feet adjacent to our current facility. This space will allow for future expansion of our business in 2006.

Capital Lease

During March 2006 we entered into a 5 year lease agreement for equipment. The cost of the equipment was approximately $134,200 and requires monthly lease payments of approximately $2,500, with an effective interest rate of 8% per annum. At March 31, 2006 the entire principal balance is still outstanding on this lease.

Liquidity and Capital Resources

During the three months ended March 31, 2006, our operating activities used approximately $278,000 in cash. This amount primarily resulted from cash tied-up in receivables as a result of increased revenues and to a lesser extent cash used to pay the expenses associated with our operations as well as fund our working capital needs. We also spent approximately $87,000 on new equipment. We were able to finance operations and equipment purchases primarily through the sale of equity securities which provided approximately $613,600 during the three months ended March 31, 2006. At March 31, 2006, we had cash and cash equivalents of approximately $260,100.

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

At the present time, we anticipate that based on our current business plan, operations and the financing package we announced in January 2006 that we have sufficient cash to further manage our business for at least the next 12 months. This estimate of our cash needs does not include any additional funding which may be required for growth in our business beyond that which is planned, strategic transactions or acquisitions. To the extent we need additional capital beyond our current cash resources, the amended Credit Facility with Aspen allows us to draw an additional $200,000 and we still have $4,925,000 of availability under our Standby Equity Distribution Agreement with Cornell Capital. In the event that the Company grows faster than we currently anticipate or we engage in strategic transactions or acquisitions and our cash on hand and availability under our Credit Facility and Standby Equity Distribution Agreements is not sufficient to meet our financing needs, we may need to raise additional capital from other resources. In such event, the Company may not be able to obtain such funding on attractive terms or at all and the Company may be required to curtail its operations.

Capital Expenditures

We currently forecast capital expenditures for the coming year in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $300,000 to $400,000 of additional capital equipment during the next twelve months. We plan to fund these expenditures through traditional lease financing from equipment lessors. We may not be eligible to obtain all of our capital equipment funding needs from another source. If we are unable to obtain such funding, we will be required to curtail our equipment purchases, which may have an impact on our ability to generate revenues.

Staffing

As of March 31, 2006, we have twenty eight full-time employees. During 2006, we plan to add additional laboratory technologists and laboratory assistants to assist us in handling a greater volume of tests and to perform sponsored research projects. In addition, we intend to continue building our sales force in an effort to sustain our sales growth, as well as add personnel in management, accounting, and administrative functions. The number of such additional personnel and their salaries will be determined by the volume of business we are generating and the availability of adequate financial resources to pay the salaries of such personnel.

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

(B)	Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s first fiscal quarter ended March 31, 2006, the Company’s Principal Executive Officer and Acting Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Securities Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed as part of this Form 10-QSB.

Exhibit
Number	Description

EXHIBIT NO.	DESCRIPTION	LOCATION
10.1	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 1, 2006
10.5	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	Incorporated by reference to the Company’s on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 1, 2006
10.6	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 1, 2006
10.8	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 1, 2006
10.9	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	Incorporated by reference to the Company’s on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 1, 2006
10.10	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	Incorporated by reference to the Company’s on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 1, 2006
10.11	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	Incorporated by reference to the Company’s on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 1, 2006

31.1	Certification by Principal Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification by Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

(b)	Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOGENOMICS, INC.

Date: May 9, 2006	______/s/ Robert P. Gasparini_____
Robert P. Gasparini
President and
Principal Executive Officer