Form 10QSB
period 2006-06-30
NEOGENOMICS INC
filed 2006-07-19
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2006.

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

YES ( X ) NO ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)_ Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 18, 2006.

26,328,365

Transitional Small Business Disclosure Format:	YES (	)	NO (X)

NeoGenomics, Inc.

INDEX TO FORM 10-QSB

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheet as of June 30, 2006...................................................................	4
	Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 ...	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 .........	6

	Notes to Consolidated Financial Statements.......................................................................	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement).................................................................................................	11

Item 3.	Controls and Procedures .................................................................................	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. ....................................................................................................	19
Item 2.	Changes in Securities. ...............................................................................................	19
Item 3.	Defaults Upon Senior Securities....................................................................................	20
Item 4.	Submission of Matters to a Vote of Securities Holders.........................................................	20
Item 5.	Other Information ......................................................................................................	20
Item 6.	Exhibits and Reports on Form 8-K.................................................................................	20

Signatures		23

2

PART I

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains “forward-looking statements” relating to NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as the “Company” or “NeoGenomics” in this Form 10-QSB), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

3

NeoGenomics, Inc.

CONSOLIDATED BALANCE SHEET AS OF

June 30, 2006

(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$274,353
Accounts receivable (net of allowance for doubtful accounts of $51,555)	1,032,674
Inventories	76,299
Other current assets	81,665
Total current assets	1,464,991

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $354,939)	839,225

OTHER ASSETS	19,186

TOTAL	$2,323,402

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$433,021
Deferred revenue	89,970
Short-term portion of equipment lease and notes payable	83,670
Accrued compensation	112,397
Accrued and other liabilities	69,019
Total current liabilities	788,077

LONG TERM LIABILITIES:
Line of credit (net of unamortized discount of $66,228)	1,533,772
Long-term portion of equipment lease	106,065
Total long term liabilities	1,639,837

TOTAL LIABILITIES	2,427,914

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 100,000,000 shares authorized;
26,328,365 shares issued and outstanding	26,328
Additional paid-in capital	10,700,948
Deferred Stock Compensation	(79,078)
Accumulated deficit	(10,752,710)
Total stockholders’ deficit	(104,512)

TOTAL	$2,323,402

See notes to consolidated financial statements.

4

NeoGenomics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Six-Months Ended June 30, 2006	For the Six-Months Ended June 30, 2005	For the Three-Months Ended June 30, 2006	For the Three-Months Ended June 30, 2005

REVENUE	$3,111,292	$575,080	$1,767,492	$344,888

COST OF REVENUE	1,302,614	347,005	725,816	182,391

GROSS PROFIT	1,808,678	228,075	1,041,676	162,497

OTHER OPERATING EXPENSES:
Selling, general and administrative	1,392,784	545,401	802,100	291,831
Interest expense	148,206	79,205	78,321	52,024
Total other operating expenses	1,540,990	624,606	880,421	343,855

NET INCOME (LOSS)	$267,688	$(396,531)	$161,255	$(181,358)

NET INCOME (LOSS) PER SHARE: Basic	$0.01	$(0.02)	$0.01	$(0.01)
Diluted	$0.01	$(0.02)	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING : Basic	25,531,132	21,952,046	26,301,619	22,157,538
Diluted	27,951,298	21,952,046	29,709,673	22,157,538

See notes to consolidated financial statements.

5

NeoGenomics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six-Months Ended June 30, 2006	For the Six-Months Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$267,688	$(396,531)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	93,629	55,688
Equity-based compensation	50,620	59,840
Provision for bad debts	143,058	30,077
Amortization of debt issue costs	10,717	7,275
Amortization of relocation expenses	23,316	-
Changes in assets and liabilities, net:
Accounts receivables, net of write-offs	(624,633)	(251,963)
Inventory	(16,299)	(15,251)
Pre-paid expenses	(46,472)	5,765
Other current assets	-	3,474
Deposits	(11,907)	1,500
Accounts payable and other liabilities	(145,442)	(13,086)

NET CASH USED IN OPERATING ACTIVITIES	(255,725)	(513,212)

CASH FLOWS USED IN INVESTING ACTIVITIES -
Purchases of property and equipment	(238,662)	(75,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates, net	100,000	390,451
Issuance of notes payables	61,100	(53,587)
Issuances of common stock, net of transaction expenses	596,696	160,766

NET CASH PROVIDED BY FINANCING ACTIVITIES	757,796	497,630

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	263,409	(91,290)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,944	112,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$274,353	$21,258

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$106,627	$51,309

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equipment leased under capital lease	128,635	-

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

Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the fiscal period have been included. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB.

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

Stock Options Expensed

Prior to January 2006, we used Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) to account for our stock based compensation arrangements. This statement amended the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we continued to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock-based employee compensation arrangements.

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

In January 2006, we adopted the expense recognition provisions of SFAS No. 123, and for the three and six months ended June 30, 2006 recorded approximately $10,700 and $18,400, respectively in stock compensation expense. If we had expensed stock options for the three and six months ended June 30, 2005 the stock compensation expense would have been approximately $4,800 and $9,300, respectively.

Net Income (Loss) Per Common Share

We compute net income (loss) per share in accordance with Financial Accounting Standards Statement No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of June 30, 2006, which consisted of employee stock options and certain warrants issued to consultants and other providers of financing to the Company, were excluded from diluted net income (loss) per common share calculations as of such date because they were anti-dilutive.

NOTE B – EQUITY AND DEBT FINANCING TRANSACTIONS AND NOTES PAYABLE

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

Also on March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement, dated January 18, 2006. As part of the Credit Facility Amendment, the Company has the right, but not the obligation, to borrow an additional $200,000 from Aspen. Interest on amounts outstanding under this $1.7 million note will be charged at the rate of prime plus 6%. In connection with Aspen making such debt capital available to the Company, we issued a five year warrant to purchase 450,000 shares of common stock at an exercise price of $0.26/share. As of June 30, 2006, $1,500,000 has been drawn and $200,000 is available for use.

During May of 2006, the Company borrowed an additional $100,000 from the Aspen credit facility. At June 30, 2006 $1,600,000 was outstanding on the credit facility and bears interest at prime plus 6%.

On June 6, 2006 as a result of not terminating our Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell Capital”) a short-term note payable in the amount of $50,000 became due to Cornell Capital.

NOTE C – OTHER RELATED PARTY TRANSACTIONS

During the three and six months ending June 30, 2006, we incurred consulting expenses from a director of $26,475 and $33,700, respectively, for various consulting work performed in connection with managing the financial affairs of the Company and acting as the Principal Financial Officer. During the three and six months ending June 30, 2005, we incurred consulting expenses from a director of $10,000 and $32,500, respectively, for various consulting work performed in connection with managing the financial affairs of the Company and acting as the Principal Financial Officer.

NOTE D – COMMITMENTS AND EQUIPMENT LEASES

Operating Leases

In August 2003, the Company entered into a three year operating lease for 5,200 square feet at our laboratory facility in Fort Myers, Florida. On June 29, 2006 the Company signed an amendment to the original lease which extended the lease through June 30, 2011. The amendment included the rental of approximately 4,400 square feet adjacent to our current facility. This space will allow for future expansion of our business in 2006. This lease amendment which allowed the Company this additional space on June 1, 2006 results in total payments of approximately $732,600 over the remaining life of the lease. Such amount excludes estimated operating and maintenance expenses and sales tax. This lease extension calls for annual increases of rental payments of 3% per annum. The rent expense for the three and six months ended June 30, 2006 was approximately $26,400 and $45,900, respectively.

As part of the The Center for CytoGenetics merger the Company assumed the lease of an 850 square foot facility in Nashville, Tennessee. The lease commenced on September 1, 2005 and is for three years. The average monthly rental expense is approximately $1,350 per month. The lease expense for the three and six months ended June 30, 2006 was approximately $3,400.

On June 15, 2006 the Company entered into a lease for an additional 5,386 square feet of laboratory space in Nashville, Tennessee. This space will be used for additional expansion of our Tennessee facility. As part of the lease we have the right of first refusal on an additional 2,420 square feet directly adjacent to the facility. The lease is a five year lease and results in total payments by the Company of approximately $340,000. The rent expense three and six months ended June 30, 2006 was approximately $1,500.

Capital Lease

During March 2006 the Company entered into a 5 year lease agreement for equipment. The cost of the equipment was approximately $134,200 and requires monthly lease payments of approximately $2,500, with an effective interest rate of 8% per annum. At June 30, 2006, approximately $128,600 is still outstanding on this lease.

Purchase Commitment

On June 22, 2006, the Company entered into an agreement to purchase three automated FISH signal detection and analysis systems over the next 24 months for a total of $420,000. The Company agreed to purchase two systems immediately and to purchase a third system in the next 15 months if the vendor is able to make certain improvements to its system.

End of Financial Statements

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements for the three and six months ended June 30, 2006, included with this Form 10-QSB. Readers are also referred to the cautionary statement, which addresses forward-looking statements made by us. As used in this report, the terms "we", "us", "our", “NeoGenomics”, and the “Company” mean NeoGenomics, Inc. and subsidiaries unless otherwise indicated.

Overview

NeoGenomics operates a cancer genetics laboratory that is targeting the rapidly growing genetic and molecular testing segment of the medical laboratory market. We operate in two laboratory locations: the first location is in Fort Myers, Florida and the second is in Nashville, Tennessee. We currently offer the following types of testing services to oncologists, pathologists, urologists, hospitals, and other laboratories that do not perform genetic testing throughout the United States: a) cytogenetics testing, which analyzes human chromosomes, b) Fluorescence In-Situ Hybridization (FISH) testing which analyzes abnormalities at the gene level, c) flow cytometry testing services, which analyzes clusters of differentiation on cell surfaces and d) molecular testing which involves testing DNA and other molecular structures to screen for and diagnose single gene disorders. All of these testing services are widely used in the diagnosis of various types of cancer. Our common stock is listed on the NASDAQ Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “NGNM.”

We believe that the genetic and molecular testing segment of the medical laboratory industry is the most rapidly growing segment of the market. Approximately five years ago, the World Health Organization reclassified cancers as being genetic anomalies. This growing awareness of the genetic root behind most cancers combined with advances in technology and genetic research, including the complete sequencing of the human genome, have made possible a whole new set of tools to diagnose and treat diseases. This has opened up a vast opportunity for laboratory companies that are positioned to address this growing market segment.

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

Genetic/molecular testing typically involves analyzing chromosomes, genes or base pairs of DNA for disorders. Both genetic and molecular testing have become important and highly-accurate diagnostic tools over the last five years. New tests are being developed rapidly, thus this market segment is expanding rapidly. Genetic/molecular testing requires very specialized equipment and credentialed individuals (typically MD or PhD level) to certify the results and typically yields the highest average revenue per test of the three market segments. The following chart shows the differences between the genetic/molecular segment and other segments of the medical laboratory industry. Up until about five years ago, the genetic/molecular segment was considered to be part of the AP segment, but given its rapid growth, many industry veterans now break genetic/molecular testing out into its own segment.

COMPARISON OF THE MEDICAL LABORATORY MARKET SEGMENTS (1)

Attributes	Clinical	Anatomic Pathology	Genetic/Molecular

Testing Performed On

Testing Volume

Physician Involvement
Malpractice Ins. Required

Other Professionals Req.

Level of Automation

Diagnostic in Nature

Types of Diseases Tested

Typical Revenue Per Test

Estimated Size of Market

Estimated Growth Rate

	Blood, Urine High Low Low None High Usually Not Many Possible $5 - $35/Test $25 - $30 Billion 4.0 -5.0%	Tissue/Cells Low High - Pathologist High None Low-Moderate Yes Typically Cancer $25 - $500/Test $10.0 - $12.0 Billion 6.0 – 7.0% Annually	Chromosomes/Genes/DNA Low Low - Medium Low Cyto/Molecular geneticist Moderate Yes Rapidly Growing $200 - $1,000/Test $3.0 - $4.0 Billion (2) 25.0+% Annually
Established Competitors	Quest Diagnostics LabCorp Bio Reference Labs DSI Laboratories Hospital Labs Regional Labs	Quest Diagnostics LabCorp Genzyme Genetics Ameripath Local Pathologists	Genzyme Genetics Quest Diagnostics LabCorp Major Universities

(1) Derived from industry analyst reports and company estimates.

(2) Includes flow cytometry testing, which historically has been classified under Anatomic Pathology testing.

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

We have an opportunity to add additional types of tests to our product offering. We believe that by doing so we may be able to capture increases in our testing volumes through our existing customer base as well as more easily attract new customers via the ability to bundle our testing services more appropriately to the needs of the market. Until December 2004, we only performed one type of test, cytogenetics, in-house, which resulted in only one test being performed per customer requisition for most of FY 2004 and average revenue per requisition of approximately $490 in FY 2004. In December 2004, we added FISH testing to our product offering, and in February 2005, we began offering flow cytometry testing services. With the addition of these two new testing platforms, our average revenue/requisition increased by 35.6% in FY 2005 to approximately $632/requisition. This trend continued into the first half of FY 2006 with average revenue/requisition increasing to $704 per requisition. We believe that we can continue to increase our average revenue per customer requisition with the addition of additional testing platforms and more focused marketing.

	For the Six-Months Ended June 30, 2006	For the Six-Months Ended June 30, 2005	% Inc (Dec)	For the Three-Months Ended June 30, 2006	For the Three-Months Ended June 30, 2005	% Inc (Dec)

Requisitions Received (cases)	4,420	970	355.7%	2,472	593	316.9%
Number of Tests Performed	6,139	1,235	397.1%	3,475	768	352.5%
Avg. # of Tests / Requisition	1.389	1.273	9.4%	1.406	1.295	8.5%

Total Testing Revenue	$3,111,292	$ 575,080	441.1%	$1,767,492	$344,888	412.5%
Avg Revenue/Requisition	$ 703.91	$ 592.86	18.7%	$ 715.00	$581.60	22.9%
Avg Revenue/Test	$ 506.81	$ 465.65	8.8%	$ 508.63	$ 449.07	13.3%

We believe this bundled offering approach could drive large increases in our revenue and afford us significant synergies and efficiencies in our operations and sales and marketing activities. For instance, initial testing for most hematological cancers may yield total revenue ranging from approximately $1,700 - $2,800/case and is generally comprised of one or more of the following tests: cytogenetics, fluorescence in-situ hybridization (FISH), flow cytometry, and morphology testing. Whereas in FY 2004, we only addressed approximately $500 of this potential revenue per case, we now address approximately $1,200 - $1,900 of this potential revenue per case.

Avg. Rev/Test

Cytogenetics	$400-$600
Fluorescence In Situ Hybridization (FISH)	$400-$600

Flow cytometry

- Technical component	$400-$700
- Professional component	$100-$200

Morphology $400-$700 Total $1,700-$2,800

Critical Accounting Policies and Estimates

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

Our critical accounting policies and estimates are those where we have made difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies and estimates are:

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

Results of Operations for the Three and Six Months Ended June 30, 2006 as Compared To The Three And Six Months Ended June 30, 2005

Revenue

For the three months ended June 30, 2006 our revenues increased 413% to approximately $1,767,500 from approximately $344,900 in 2005. This was the result of a 353% increase in testing volume and a 13% increase in average revenue per test. For the six months ended June 30, 2006 our revenues increased 441% to approximately $3,111,300 from approximately $575,100 in 2005. This was the result of an increase in testing volume of 397% and a 9% increase in revenue per test. This volume increase is the result of wide acceptance of our bundled testing product offering and our industry leading turnaround times resulting in new customers. This increase in revenue per test is a direct result of restructuring arrangements with lower revenue per test and pricing policies with new customers.

Cost of Revenue

For the three months ended June 30, 2006 our cost of revenue increased 298% to approximately $725,800 from approximately $182,400 in 2005. This was the result of the 353% increase in testing volume and is explained primarily as follows:

•	Increase of approximately 279% in employee and contract labor related costs
•	Increase of approximately 282% in supply costs; and
•	Increase of approximately 312% in postage and delivery costs

For the six months ended June 30, 2006 our cost of revenue increased 275% to approximately $1,302,600 from approximately $347,000 in 2005. This was the result of the 397% increase in testing volume and is explained primarily as follows:

•	Increase of approximately 226% in employee and contract labor related costs
•	Increase of approximately 414% in supply costs; and
•	Increase of approximately 323% in postage and delivery costs

Gross Profit

As a result of the revenue and cost of revenue our gross profit percentage for the three months ended June 30, 2006 increased to 59% from 47% for the three months ended June 30, 2005. The gross profit percentage for the six months ended June 30, 2006 increased to approximately 58% from approximately 40% for the six months ended June 30, 2005.

Selling, General and Administrative Expenses

During the three months ended June 30, 2006, our selling, general and administrative expenses increased by approximately 175% to approximately $802,100 from approximately $291,800 in the three months ended June 30, 2005. For the six months ended June 30, 2006, our selling, general and administrative expenses increased by approximately 155% to approximately $1,392,800 from approximately $545,400 in the three months ended June 30, 2005. This increase was primarily as a result of higher personnel and personnel-related expenses associated with increased levels of volumes as described above and a 157% increase in headcount. Selling, general and administrative expenses include all of our overhead and technology expenses as well as the cost of our management and sales personnel.

Interest Expense

Interest expense for the three months ended June 30, 2006 increased approximately 51% to approximately $78,300 from approximately $52,000 for the three months ended June 30, 2005. Interest expense for the six months ended June 30, 2006 increased approximately 87% to approximately $148,200 from approximately $79,200 for the six months ended June 30, 2005. Interest expense is mainly comprised of interest payable on advances under our Credit Facility from Aspen, which have increased as a result of our increased borrowing to fund operations.

Net Income

As a result of the foregoing, our net income for the three months-ended June 30, 2006 increased approximately $342,600 to approximately $161,300 from a loss of approximately $181,400 during the three months-ended June 30, 2005. For the six months-ended June 30, 2006 net income increased approximately $664,200 to approximately $267,700 from a loss of approximately $396,500 during the six months-ended June 30, 2005.

COMMITTMENTS

Operating Leases

In August 2003, we entered into a three year operating lease for 5,200 square feet at our laboratory facility in Fort Myers, Florida. On June 29, 2006 we signed an amendment to the original lease which extended the lease through June 30, 2011. The amendment included the rental of approximately 4,400 square feet adjacent to our current facility. This space will allow for future expansion of our business in 2006. This lease amendment which allowed us this additional space on June 1, 2006 results in total payments of approximately $732,600 over the remaining life of the lease. Such amount excludes estimated operating and maintenance expenses and sales tax. The lease calls for annual increases of rental payments of 3% per annum. The rent expense for the three and six months ended June 30, 2006 was approximately $26,400 and $45,900, respectively.

As part of the The Center for CytoGenetics merger we assumed the lease of an 850 square foot facility in Nashville, Tennessee. The lease commenced on September 1, 2005 and is for three years. The average monthly rental expense is approximately $1,350 per month. The lease expense for the three and six months ended June 30, 2006 was approximately $3,400.

On June 15, 2006, we entered into a lease for an additional 5,386 square feet of laboratory space in Nashville, Tennessee. This space will be used for additionally expansion of our Tennessee facility. As part of the lease we have the right of first refusal on additional 2,420 square feet directly adjacent to the facility. The lease is a five year lease and results in total payments by us of approximately $340,000. The rent expense three and six months ended June 30, 2006 was approximately $1,500.

Capital Lease

During March 2006 we entered into a 5 year lease agreement for equipment. The cost of the equipment was approximately $134,200 and requires monthly lease payments of approximately $2,500, with an effective interest rate of 8% per annum. At June 30, 2006, approximately $128,600 is still outstanding on this lease.

Purchase Commitment

On June 22, 2006, we entered into an agreement to purchase three automated FISH signal detection and analysis systems over the next 24 months for a total of $420,000. We agreed to purchase two systems immediately and to purchase a third system in the next 15 months if the vendor is able to make certain improvements to its system.

Liquidity and Capital Resources

During the six months ended June 30, 2006, our operating activities used approximately $255,700 in cash. This amount primarily resulted from cash tied-up in receivables as a result of increased revenues and to a lesser extent cash used to pay the expenses associated with our operations as well as fund our working capital needs. We also spent approximately $238,700 on new equipment. We were able to finance operations and equipment purchases primarily through the sale of equity securities which provided approximately $613,600 and to a lessor extent with borrowings on the Aspen credit facility during the six months ended June 30, 2006. At June 30, 2006, we had cash and cash equivalents of approximately $274,400.

On January 18, 2006, we entered into a binding letter agreement (the "Aspen Agreement") with Aspen Select Healthcare, LP, which provides, among other things, that (a) Aspen has waived certain pre-emptive rights in connection with the sale of $400,000 of common stock at a purchase price of $0.20/share and the granting of 900,000 warrants with an exercise price of $0.26/share to a SKL Limited Partnership, LP ("SKL" as more fully described below) in exchange for five year warrants to purchase 150,000 shares at an exercise price of $0.26/share; (b) Aspen had the right, up to April 30, 2006, to purchase up to $200,000 of restricted shares of our common stock at a purchase price per share of $0.20/share (1.0 million shares) and receive a five year warrant to purchase up to 450,000 shares of our common stock at an exercise price of $0.26/share in connection with such purchase (the "Equity Purchase Rights"); (c) in the event that Aspen did not exercise its Equity Purchase Rights in total, we had the right to sell the difference to SKL at terms no more favorable than Aspen's Equity Purchase Rights; (d) Aspen and us will amend that certain Loan Agreement, dated March 23, 2005 (the "Loan Agreement") between the parties to extend the maturity date until September 30, 2007 and modify certain covenants (such Loan Agreement as amended, the "Credit Facility Amendment"); (e) Aspen shall have the right, until April 30, 2006, to provide up to $200,000 of additional secured indebtedness to us under the Credit Facility Amendment and receive a five year warrant to purchase up to 450,000 shares of our common stock with an exercise price of $0.26/share (the "New Debt Rights"); (f) we agreed to amend and restate that certain warrant agreement, dated March 23, 2005 to provide that all 2,500,000 warrant shares (the "Existing Warrants") shall be vested and the exercise price per share shall be reset to $0.31 per share; and (g) we have agreed to amend that certain Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Existing Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

During the period from January 18 - 21, 2006, we entered into agreements with four other shareholders who are parties to that certain Shareholders’ Agreement, dated March 23, 2005, to exchange five year warrants to purchase 150,000 shares of stock in the aggregate at an exercise price of $0.26/share for such shareholders’ waiver of their pre-emptive rights under the Shareholders’ Agreement.

On January 21, 2006 we entered into a subscription agreement (the "Subscription") with SKL Family Limited Partnership, LP, a New Jersey limited partnership, whereby SKL purchased 2.0 million shares (the "Subscription Shares") of our common stock at a purchase price of $0.20/share for $400,000. Under the terms of the Subscription, the Subscription Shares are restricted for a period of 24 months and then carry piggyback registration rights to the extent that exemptions under Rule 144 are not available to SKL. In connection with the Subscription, we also issued a five year warrant to purchase 900,000 shares of our common stock at an exercise price of $0.26/share. SKL has no previous affiliation with us.

On March 14, 2006, Aspen exercised its Equity Purchase Rights and we issued to Aspen 1,000,000 restricted shares of common stock at a purchase price of $0.20/share for $200,000. In connection with this transaction, we also issued a five year warrant to purchase 450,000 shares of common stock at an exercise price of $0.26/share.

Also on March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement, dated January 18, 2006. As part of the Credit Facility Amendment, we have the right, but not the obligation, to borrow an additional $200,000 from Aspen. In connection with Aspen making such debt capital available to us, we issued a five year warrant to purchase 450,000 shares of common stock at an exercise price of $0.26/share.

During May of 2006, we borrowed an additional $100,000 from the Aspen credit facility. At June 30, 2006, $1,600,000 was outstanding on the credit facility and bears interest at prime plus 6%.

At the present time, we anticipate that based on our current business plan, operations and the financing package we announced in January 2006 that we have sufficient cash to further manage our business for at least the next 12 months. This estimate of our cash needs does not include any additional funding which may be required for growth in our business beyond that which is planned, strategic transactions or acquisitions. To the extent we need additional capital beyond our current cash resources, the amended Credit Facility with Aspen allows us to draw an additional $100,000 and we still have $4,925,000 of availability under our Standby Equity Distribution Agreement with Cornell Capital. In the event that we grow faster than we currently anticipate or we engage in strategic transactions or acquisitions and our cash on hand and availability under our Credit Facility and Standby Equity Distribution Agreements is not sufficient to meet our financing needs, we may need to raise additional capital from other resources. In such event, we may not be able to obtain such funding on attractive terms or at all and we may be required to curtail its operations.

Capital Expenditures

We currently forecast capital expenditures for the coming year in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $300,000 to $500,000 of additional capital equipment during the next twelve months. We plan to fund these expenditures through traditional lease financing from equipment lessors. We may not be eligible to obtain all of our capital equipment funding needs from another source. If we are unable to obtain such funding, we will be required to curtail our equipment purchases, which may have an impact on our ability to generate revenues.

Staffing

As of June 30, 2006, we have forty-two full-time employees. During 2006, we plan to add additional laboratory technologists and laboratory assistants to assist us in handling a greater volume of tests and to perform sponsored research projects. In addition, we intend to continue building our sales force in an effort to sustain our sales growth, as well as add personnel in management, accounting, and administrative functions. The number of such additional personnel and their salaries will be determined by the volume of business we are generating and the availability of adequate financial resources to pay the salaries of such personnel.

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

(B)	Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the six months ended June 30, 2006, the Company’s Principal Executive Officer and Acting Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

In June 2006, The Company received a legal letter from Ciphergen Biosystems related to a research and license agreement stating that the Company was in breach of the contract and demanding financial restitution. The Company does not believe that this matter is material to its financial results and plans to vigorously pursue its defense of the matter.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On April 18, 2006, as part of the Center for Cytogenetics merger, the Company issued 100,000 shares of restricted stock to the shareholder’s of the Center for Cytogenetics.

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Securities Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits

(a)	Exhibits - The following exhibits are filed as part of this Form 10-QSB.

Exhibit
Number	Description

EXHIBIT NO.	DESCRIPTION	LOCATION
31.1	Certification by Principal Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification by Acting Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification by Acting Principal Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

(b)	Reports on Form 8-K. None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOGENOMICS, INC.

Date: July 18, 2006	______/s/ Robert P. Gasparini_____
Name:	Robert P. Gasparini
Title:	President and
Principal Executive Officer

...............................................................