Form 10QSB
period 2006-09-30
NEOGENOMICS INC
filed 2006-11-17
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2006.

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

YES ( X ) NO ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

___Yes X No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2006.

26,991,476

Transitional Small Business Disclosure Format:	YES (	)	NO (X)

NeoGenomics, Inc.

INDEX TO FORM 10-QSB

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheet as of September 30, 2006..........................................................	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005...................................................................................................................	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 .....	6

	Notes to Consolidated Financial Statements.......................................................................	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement).................................................................................................	12

Item 3.	Controls and Procedures .................................................................................	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. ...................................................................................................	21
Item 2.	Changes in Securities. ...............................................................................................	21
Item 3.	Defaults Upon Senior Securities....................................................................................	22
Item 4.	Submission of Matters to a Vote of Securities Holders.........................................................	22
Item 5.	Other Information ......................................................................................................	22
Item 6.	Exhibits ...............................................................................................................	22

Signatures		23

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

NeoGenomics, Inc.

CONSOLIDATED BALANCE SHEET AS OF

September 30, 2006

(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$411,613
Accounts receivable (net of allowance for doubtful accounts of $47,511)	1,136,335
Inventories	59,421
Other current assets	160,130
Total current assets	1,767,499

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $420,190)	1,170,687

OTHER ASSETS	33,169

TOTAL	$2,971,355

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$401,860
Deferred revenue	89,970
Short-term portion of equipment lease	72,368
Accrued compensation	170,748
Accrued and other liabilities	65,580
Total current liabilities	800,526

LONG TERM LIABILITIES:
Line of credit (net of unamortized discount of $52,757)	1,572,243
Long-term portion of equipment lease	371,634
Total long term liabilities	1,943,877

TOTAL LIABILITIES	2,744,403

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 100,000,000 shares authorized;
26,777,842 shares issued and outstanding	26,778
Additional paid-in capital	11,031,760
Deferred Stock Compensation	(110,771)
Accumulated deficit	(10,720,815)
Total stockholders’ deficit	226,952

TOTAL	$2,971,355

See notes to consolidated financial statements.

NeoGenomics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine-Months Ended September 30, 2006	For the Nine-Months Ended September 30, 2005	For the Three-Months Ended September 30, 2006	For the Three-Months Ended September 30, 2005

REVENUE	$4,713,172	$1,134,429	$1,601,880	$559,349

COST OF REVENUE	2,023,479	648,491	720,866	301,486

GROSS PROFIT	2,689,693	485,938	881,014	257,863

OPERATING EXPENSES:
Selling, general and administrative	2,158,471	981,561	765,687	436,160
Total operating expenses	2,158,471	981,561	765,687	436,160

OPERATING INCOME (LOSS)	531,222	$(495,623)	115,327	$(178,297)

OTHER (INCOME)EXPENSE, NET:
Interest Expense	231,638	140,845	83,432	61,640
Total Other (Income) Expense, Net	231,638	140,845	83,432	61,640

NET INCOME (LOSS)	$299,584	$(636,468)	$31,895	$(239,937)

NET INCOME (LOSS) PER SHARE: Basic	$0.01	$(0.03)	$0.00	$(0.01)
Diluted	$0.01	$(0.03)	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING : Basic	25,891,331	22,145,593	26,599,981	22,526,370
Diluted	29,318,402	22,145,593	31,172,953	22,526,370

See notes to consolidated financial statements.

NeoGenomics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine-Months Ended September 30, 2006	For the Nine-Months Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$299,584	$(636,468)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	158,879	88,335
Equity-based compensation	77,250	98,491
Provision for bad debts	212,058	65,727
Amortization of debt issue costs	16,076	13,973
Amortization of lease cap costs	362	-
Amortization of relocation expenses	38,488	14,009
Changes in assets and liabilities, net:
Accounts receivables, net of write-offs	(797,294)	(383,326)
Inventory	579	(29,244)
Pre-paid expenses	(92,495)	(25,223)
Other current assets	(48,441)	3,474
Deposits	(31,463)	1,500
Accounts payable and other liabilities	(135,022)	104,160

NET CASH USED IN OPERATING ACTIVITIES	(301,439)	(684,592)

CASH FLOWS USED IN INVESTING ACTIVITIES -
Purchases of property and equipment	(752,679)	(82,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates, net	125,000	620,451
Issuance of notes payable	92,905	-
Repayment of notes payable	(90,905)	-
Proceeds from capital lease	481,179	-
Repayment of capital lease	(36,499)	-
Debt issue costs	-	(53,587)
Issuances of common stock, net of transaction expenses	883,107	164,662

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,454,787	731,526

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	400,669	(35,725)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,944	112,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$411,613	$76,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$195,286	$89,834

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equipment leased under capital lease	$481,175	$-

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

Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the fiscal period have been included. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB.

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

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

Stock Options Expensed

Prior to January 2006, we used Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148) to account for our stock based compensation arrangements. This statement amended the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we continued to apply the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock-based employee compensation arrangements.

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (R) (“FAS 123 (R)”), Share-Based Payments, which is effective for the reporting period beginning on January 1, 2006. The statement will require us to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. We have the option to either apply FAS 123 (R) on a modified prospective method or to restate previously issued financial statements, and chose to utilize the modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

In January 2006, we adopted the expense recognition provisions of SFAS No. 123 (R), and for the three and nine months ended September 30, 2006 recorded approximately $10,800 and $29,200, respectively in stock compensation expense. If we had expensed stock options for the three and nine months ended September 30, 2005 the stock compensation expense would have been approximately $6,000 and $15,300, respectively.

Net Income (Loss) Per Common Share

We compute net income (loss) per share in accordance with Financial Accounting Standards Statement No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by potentially dilutive common shares, which include stock options and warrants.

Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The impact of conversion of dilutive securities, such as stock options and warrants, is not considered where a net loss is reported as the inclusion of such securities would be anti-dilutive. As a result, basic loss per share is the same as diluted loss per share.

NOTE B – EQUITY AND DEBT FINANCING TRANSACTIONS AND NOTES PAYABLE

On January 18, 2006, the Company entered into a binding letter agreement (the “Aspen Agreement”) with Aspen Select Healthcare, LP, which provides, among other things, that (a) Aspen waived certain pre-emptive rights in connection with the sale of $400,000 of common stock at a purchase price of $0.20/share and the granting of 900,000 warrants with an exercise price of $0.26/share to a SKL Limited Partnership, LP (“SKL” as more fully described below) in exchange for five year warrants to purchase 150,000 shares at an exercise price of $0.26/share; (b) Aspen had the right, up to April 30, 2006, to purchase up to $200,000 of restricted shares of our common stock at a purchase price per share of $0.20/share (1.0 million shares) and receive a five year warrant to purchase up to 450,000 shares of our common stock at an exercise price of $0.26/share in connection with such purchase (the “Equity Purchase Rights”); (c) in the event that Aspen did not exercise its Equity Purchase Rights in total, we had the right to sell the difference to SKL at terms no more favorable than Aspen’s Equity Purchase Rights; (d) Aspen and us agreed to amend that certain Loan Agreement, dated March 23, 2005 (the “Loan Agreement”) between the parties to extend the maturity date until September 30, 2007 and modify certain covenants (such Loan Agreement as amended, the “Credit Facility Amendment”); (e) Aspen had the right, until April 30, 2006, to provide up to $200,000 of additional secured indebtedness to us under the Credit Facility Amendment and receive a five year warrant to purchase up to 450,000 shares of our common stock with an exercise price of $0.26/share (the “New Debt Rights”); (f) we agreed to amend and restate that certain warrant agreement, dated March 23, 2005 to provide that all 2,500,000 warrant shares (the “Existing Warrants”) were vested and the exercise price per share of such warrants was reset to $0.31 per share; and (g) we agreed to amend that certain Registration Rights Agreement, dated March 23, 2005 (the “Registration Rights Agreement”), between the parties to incorporate the Existing Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

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

On January 21, 2006 the Company entered into a subscription agreement (the “Subscription”) with SKL Family Limited Partnership, LP, a New Jersey limited partnership, whereby SKL purchased 2.0 million shares (the “Subscription Shares”) of the Company’s common stock at a purchase price of $0.20/share for $400,000. Under the terms of the Subscription, the Subscription Shares are restricted for a period of 24 months and then carry piggyback registration rights to the extent that exemptions under Rule 144 are not available to SKL. In connection with the Subscription, the Company also issued a five year warrant to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.26/share. SKL has no previous affiliation with the Company.

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

During May of 2006, the Company borrowed an additional $100,000 and in September 2006 an additional $25,000 from the Aspen credit facility. At September 30, 2006, $1,625,000 was outstanding on the credit facility and bears interest at prime plus 6%.

On June 6, 2006 as a result of not terminating our Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell Capital”) a short-term note payable in the amount of $50,000 became due to Cornell Capital.

On July 19, 2006, we requested a $53,000 advance on our Standby Equity Distribution Agreement with Cornell. The advance was completed on July 28, 2006 and resulted in the sale of 83,491 shares of common stock. Our net proceeds were $50,000 after deducting $2,500 in fees to Cornell and a $500 escrow agent fee to Yorkville Advisors Management, LLC, and such proceeds were used to pay off the short term note payable to Cornell Capital.

On August 8, 2006, we requested a $250,000 advance on our Standby Equity Distribution Agreement with Cornell. The advance was completed on August 16, 2006 and resulted in the sale of 279,486 shares of common stock. Our net proceeds were $237,000 after deducting $12,500 in fees to Cornell and a $500 escrow agent fee to Yorkville Advisors Management, LLC.

NOTE C – OTHER RELATED PARTY TRANSACTIONS

During the three and nine months ending September 30, 2006, we incurred consulting expenses from a director of $19,000 and $52,700, respectively, for various consulting work performed in connection with managing the financial affairs of the Company and acting as the Principal Financial Officer. During the three and nine months ending September 30, 2005, we incurred consulting expenses from the same director of $22,500 and $55,000, respectively, for various consulting work performed in connection with managing the financial affairs of the Company and acting as the Principal Financial Officer.

NOTE D – COMMITMENTS AND EQUIPMENT LEASES

Operating Leases

In August 2003, the Company entered into a three year operating lease for 5,200 square feet at our laboratory facility in Fort Myers, Florida. On June 29, 2006 the Company signed an amendment to the original lease which extended the lease through June 30, 2011. The amendment included the rental of approximately 4,400 square feet adjacent to our current facility. This space will allow for future expansion of our business in 2006. This lease amendment which allowed the Company this additional space on June 1, 2006 results in total payments of approximately $732,600 over the remaining life of the lease. Such amount includes estimated operating and maintenance expenses and sales tax. This lease extension calls for annual increases of rental payments of 3% per annum. The rent expense for the three and nine months ended September 30, 2006 was approximately $35,000 and $80,900, respectively.

As part of the merger of The Center for CytoGenetics, Inc. into the Company on April 18, 2006, the Company assumed the lease of an 850 square foot facility in Nashville, Tennessee. The lease commenced on September 1, 2005 and is for three years. The average monthly rental expense is approximately $1,350 per month. The lease expense for the three and nine months ended September 30, 2006 was approximately $4,000 and $5,300, respectively. The Company is actively trying to sublease this facility.

On June 15, 2006 the Company entered into a lease for an additional 5,386 square feet of laboratory space in Nashville, Tennessee. This space will be used for additional expansion of our Tennessee facility. As part of the lease we have the right of first refusal on an additional 2,420 square feet directly adjacent to the facility. The lease is a five year lease and results in total payments by the Company of approximately $340,000. The rent expense for the three and nine months ended September 30, 2006 was approximately $14,100 and $15,600, respectively.

On August 1, 2006 the Company entered into a lease for 1,800 square feet of laboratory space in Irvine, California. The lease is a nine month lease and results in total payments by the Company of approximately $23,000. The rent expense for the three and nine months ended September 30, 2006 was approximately $5,200.

Capital Leases

During March 2006 the Company entered into a 5 year lease agreement for laboratory equipment. The cost of the equipment was approximately $134,200 and requires monthly lease payments of approximately $2,500, with an effective interest rate of 8% per annum. At September 30, 2006, approximately $121,400 is still outstanding on this lease.

During August 2006, the Company entered into 4 different 5 year lease agreements for laboratory equipment costing approximately $347,000. The Company paid approximately $22,000 up front in capital costs to reduce the effective interest rate on each lease.

The first lease covered approximately $48,200 of the equipment and requires monthly lease payments of approximately $1,200. At September 30, 2006, approximately $47,700 is still outstanding on this lease.

The second lease covered approximately $98,400 of the equipment and requires monthly lease payments of approximately $2,400. At September 30, 2006, approximately $97,300 is still outstanding on this lease.

The third lease covered approximately $100,200 of the equipment and requires monthly lease payments of approximately $2,100. At September 30, 2006, approximately $98,900 is still outstanding on this lease.

The forth lease covered approximately $100,200 of the equipment and requires monthly lease payments of approximately $2,400. At September 30, 2006, approximately $99,000 is still outstanding on this lease.

Purchase Commitment

On June 22, 2006, the Company entered into an agreement to purchase three automated FISH signal detection and analysis systems over the next 24 months for a total of $420,000. The Company agreed to purchase two systems immediately and to purchase a third system in the next 15 months if the vendor is able to make certain improvements to its system. As of September 30, 2006, the Company had purchased and installed 2 of the systems.

NOTE E – OTHER SUBSEQUENT EVENTS

On October 16, 2006, we requested a $200,000 advance on our Standby Equity Distribution Agreement with Cornell. The advance was completed on October 23, 2006 and resulted in the sale of 167,842 shares of common stock. Our net proceeds were $189,500 after deducting $10,000 in fees to Cornell and a $500 escrow agent fee to Yorkville Advisors Management, LLC.

On October 31, 2006, our shareholders and Board of Directors amended and restated the NeoGenomics Equity Incentive Plan, which was originally approved in October 2003 (the “Stock Option Plan”). As part of this amendment and restatement, the shareholders and Board of Directors approved an increase in the shares reserved under the Stock Option Plan from 10% of our outstanding common stock at any given time to 12% of our Adjusted Diluted Shares Outstanding at any given time. Adjusted Diluted Shares Outstanding are defined as basic common shares outstanding on the measurement date plus that number of shares that would be issued if all convertible debt, convertible preferred equity securities and warrants were assumed to be converted into common stock on the measurement date. The definition of Adjusted Diluted Shares Outstanding specifically excludes any unexercised stock options that may be outstanding under either the Stock Option Plan or the ESPP on any measurement date.

On October 31, 2006, our shareholders and Board of Directors approved an Employee Stock Purchase Plan (“ESPP”) effective January 1, 2007. The ESPP as approved stipulates that the rights to purchase shares granted under the plan be considered options issued under an “employee stock purchase plan,” as that term is defined in Section 423(b) of the Code. The number of shares reserved for issuance under the ESPP has been set to equal 1% of the Adjusted Diluted Shares Outstanding (as defined above) at any given time. Under the terms of the ESPP, the Board of Directors has been authorized to set the parameters of any particular offering, provided, however, that no rights to purchase shares may be offered to employees at a price which is less than 95% of the fair market value of our common stock. The Board of Directors has further delegated the authority to administer the ESPP to the Compensation Committee and directed the Compensation Committee to ensure that no offerings under the plan are compensable events under SFAS 123(R), which effectively limits any offering period under the plan to 30 days.

End of Financial Statements

Item 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements for the three and nine months ended September 30, 2006, included with this Form 10-QSB. Readers are also referred to the cautionary statement, which addresses forward-looking statements made by us. As used in this report, the terms “we”, “us”, “our”, “NeoGenomics”, and the “Company” mean NeoGenomics, Inc. and subsidiaries unless otherwise indicated.

Overview

NeoGenomics operates a cancer genetics laboratory that is targeting the rapidly growing genetic and molecular testing segment of the medical laboratory market. We operate in two laboratory locations: the first location is in Fort Myers, Florida and the second is in Nashville, Tennessee. We currently offer the following types of testing services to oncologists, pathologists, urologists, hospitals, and other laboratories that do not perform genetic testing throughout the United States: a) cytogenetics testing, which analyzes human chromosomes, b) Fluorescence In-Situ Hybridization (FISH) testing, which analyzes abnormalities at the gene level, c) flow cytometry testing services, which analyzes clusters of differentiation on cell surfaces, d) morphological testing, which analyzes cellular structures and e) molecular testing which involves testing DNA and other molecular structures to screen for and diagnose single gene disorders. All of these testing services are widely used in the diagnosis of various types of cancer. Our common stock is listed on the NASDAQ Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “NGNM.”

We believe that the genetic and molecular testing segment of the medical laboratory industry is the most rapidly growing segment of the market. Approximately five years ago, the World Health Organization reclassified cancers as being genetic anomalies. This growing awareness of the genetic root behind most cancers combined with advances in technology and genetic research, including the complete sequencing of the human genome, have made possible a whole new set of tools to diagnose and treat cancers. This has opened up a vast opportunity for laboratory companies that are positioned to address this growing market segment.

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

Our primary focus is on the oncology market. We target oncologists that perform bone marrow sampling and treat patients with leukemia, lymphoma and other forms of cancer as well as urologists that treat patients with bladder cancer. Historically, our clients have been predominantly located in Florida. Beginning in January 2005, based on the experience of our new President, we began targeting large institutional clients throughout the United States. This was successful and we landed several clients outside of the State of Florida. During the third quarter of 2005 we began testing for bladder, breast and cervical cancer. Our bladder, breast and cervical cancer testing programs are focused around the UroVysion, PathVysion and Cervicyte tests and test volumes have grown significantly since their introduction. As we grow, we anticipate offering additional tests that broaden our focus from genetic and molecular testing to more traditional types of anatomic pathology testing that are complementary to our current test offerings.

We compete in the marketplace based on our turn-around times, the quality and accuracy of our test results and our ability to provide after-test support to those physicians requesting consultation. We believe our average 3-5 day turn-around time on oncology-related cytogenetics and FISH tests is helping to increase the usage patterns of cytogenetics and FISH tests by our referring oncologists and hematopathologists. Based on empirical data, we believe that cytogenetics and FISH labs typically have 7-14 day turn-around times on average with some labs running as high as 21 days. Traditionally, longer turn-around times for cytogenetics and FISH tests have resulted in fewer tests being ordered since there is an increased chance that the test results will not be returned within an acceptable diagnostic window when other adjunctive diagnostic test results are available. We believe our turn-around times result in our referring physicians requesting more of our testing services in order to augment or confirm other diagnostic tests, thereby giving us a significant competitive advantage in marketing our services against those of other competing laboratories.

We have an opportunity to add additional types of tests to our product offering. We believe that by doing so we may be able to capture increases in our testing volumes through our existing customer base as well as more easily attract new customers via the ability to bundle our testing services more appropriately to the needs of the market. We believe this bundled offering approach could drive large increases in our revenue and afford us significant synergies and efficiencies in our operations and sales and marketing activities by increasing the average number of tests performed per customer requisition received. For instance, the addressable market for the initial testing for most hematological cancers is approximately $1,700 - $3,000 of revenue per case based on Medicare reimbursement rates and is generally comprised of one or more of the following tests: cytogenetics, fluorescence in-situ hybridization (FISH), flow cytometry, and morphology testing.

Addressable Market for Hematological Cancer Testing	Medicare Avg. Rev/Test

Cytogenics	$400-$600
Fluorescence In Situ Hybridization (FISH)
Technical component	$300-$600
Professional component	$150-$300
Flow cytometry
Technical component	$450-$700
Professional component	$100-$200
Morphology
Technical component	$200-$400
Professional component	$100-$200
Total	$1,700-$3,000

In FY 2004, we only performed cytogenetics testing in-house and thus could only address approximately $400-$600 of this revenue per case. In FY 2005, we added the capability to perform FISH testing and the technical component of Flow cytometry testing in-house, which increased our addressable market to approximately $1,300 - $2,200 per case. In September, 2006, we announced that we had hired a full-time Hematopathologist, which now allows us to perform all of the above testing in-house and which increased our addressable market per case to the full $1,700 - $3,000 per case. In addition, in September 2006 we unveiled a new comprehensive testing service called Genetic Pathology Solutions (GPS) which combines the results of all the above tests onto one comprehensive laboratory report and provides it to our clients within 3-6 days. We believe this is a significant competitive advantage versus other cancer genetics laboratories and we are not aware of any other genetics laboratory in the country that is able to provide this level of service in the timeframes which we are able to.

The addition of incremental testing capabilities has also led to significant increases in our average number of tests ordered per requisition and average revenue per requisition. We believe that this has created a significant amount of operating leverage in our business as there are considerable cost synergies in performing more than one test per requisition. For instance, until December 2004, we only performed cytogenetics testing, in-house, which resulted in only one test being performed per customer requisition for most of FY 2004 and average revenue per requisition of approximately $490. In December 2004, we added FISH testing to our product offering, and in February 2005, we began offering flow cytometry testing services. With the addition of these two new testing platforms, our average revenue/requisition increased by 35.6% in FY 2005 to approximately $632/requisition. This trend continued into the first nine months of FY 2006 with average revenue/requisition increasing to $691. We believe that we can continue to increase our average revenue per customer requisition with the addition of additional testing platforms and more focused marketing. The following table compares our operating statistics for the three and nine month periods ending September 30, 2006 and September 30, 2006.

	For the Nine-Months Ended September 30, 2006	For the Nine-Months Ended September 30, 2005	% Inc (Dec)	For the Three-Months Ended September 30, 2005	For the Three-Months Ended September 30, 2005	% Inc (Dec)

Requisitions Received (cases)	6,818	1,887	261.3%	2,398	917	161.5%
Number of Tests Performed	9,448	2,506	277.0%	3,309	1,271	160.3%
Avg. # of Tests / Requisition	1.385	1.328	4.3%	1.380	1.386	(0.4)%

Total Testing Revenue	$4,713,172	$ 1,134,429	315.5%	$1,601,880	$559,349	186.4%
Avg Revenue/Requisition	$ 691.28	$ 601.18	15.0%	$ 668.01	$609.98	9.5%
Avg Revenue/Test	$ 498.85	$ 452.69	10.2%	$ 484.10	$440.08	10.0%

The cancer genetics and molecular testing markets in general are seasonal and “same customer sales” tend to decline somewhat in the summer months as referring physicians and their patients are vacationing. In Florida, this seasonality is further exacerbated because a meaningful percentage of the population returns to homes in the Northern U.S. to avoid the hot summer months. As a result, we estimate that our test volumes and sequential growth rates during the second and third quarter of each year will be somewhat impacted by these seasonality factors.

The following discussion and analysis should be read in conjunction with the financial statements for the three and nine months ended September 30, 2006, included with this Form 10-QSB. Readers are also referred to the cautionary statement, which addresses forward-looking statements made by us.

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

Results of Operations for the Three and Nine Months Ended September 30, 2006 as Compared To The Three And Nine Months Ended September 30, 2005

Revenue

For the three months ended September 30, 2006 our revenues increased 186% to approximately $1,601,900 from approximately $559,300 in 2005. This was the result of a 160% increase in testing volume and a 10% increase in average revenue per test. For the nine months ended September 30, 2006 our revenues increased 316% to approximately $4,713,200 from approximately $1,134,000 in 2005. This was the result of an increase in testing volume of 277% and a 10% increase in average revenue per test. This volume increase is the result of wide acceptance of our bundled testing product offering and our industry leading turnaround times resulting in new customers. This increase in average revenue per test is a direct result of restructuring arrangements with certain existing customers that had lower average revenue per test and realigning our pricing policies with new customers.

Cost of Revenue

For the three months ended September 30, 2006 our cost of revenue increased 139% to approximately $720,900 from approximately $301,500 in 2005. This was the result of the 160% increase in testing volume and is explained primarily as follows:

•	Increase of approximately 288% in employee and benefit related costs
•	Increase of approximately 138% in supply costs; and
•	Increase of approximately 159% in postage and delivery costs

For the nine months ended September 30, 2006 our cost of revenue increased 212% to approximately $2,023,500 from approximately $648,500 in 2005. This was the result of the 277% increase in testing volume and is explained primarily as follows:

•	Increase of approximately 273% in employee labor and benefit related costs
•	Increase of approximately 260% in supply costs; and
•	Increase of approximately 240% in postage and delivery costs

Gross Profit

As a result of these increases in revenue and cost of revenue, our gross profit percentage for the three months ended September 30, 2006 increased to 55% from 46% for the three months ended September 30, 2005. The gross profit percentage for the nine months ended September 30, 2006 increased to approximately 57% from approximately 43% for the nine months ended September 30, 2005.

Selling, General and Administrative Expenses

During the three months ended September 30, 2006, our selling, general and administrative expenses increased by approximately 76% to approximately $765,700 from approximately $436,200 in the three months ended September 30, 2005. For the nine months ended September 30, 2006, our selling, general and administrative expenses increased by approximately 120% to approximately $2,158,500 from approximately $981,600 in the nine months ended September 30, 2005. This increase was primarily as a result of higher personnel and personnel-related expenses associated with the increase in management, sales and administrative headcount that was necessary to manage the significant increases in test volumes described above. In addition to management, sales, and administrative personnel, our Selling, General and Administrative expenses also include all of our overhead and technology expenses as well, which have also had to increase as a result of higher test volumes.

Other Income and Expense

Interest expense for the three months ended September 30, 2006 increased approximately 35% to approximately $83,400 from approximately $61,600 for the three months September 30, 2005. Interest expense for the nine months ended September 30, 2006 increased approximately 65% to approximately $231,600 from approximately $140,800 for the nine months ended September 30, 2005. Interest expense is primarily comprised of interest payable on advances under our Credit Facility from Aspen, which has increased as a result of our increased borrowing to fund operations, and to a lesser extent interest on capital leases entered into during 2006.

Net Income

As a result of the foregoing, our net income for the three months-ended September 30, 2006 increased approximately $271,800 to approximately $31,900 from a loss of approximately $239,900 during the three months-ended September 30, 2005. For the nine months-ended September 30, 2006 net income increased approximately $936,100 to approximately $299,600 from a loss of approximately $636,500 during the nine months-ended September 30, 2005.

COMMITTMENTS

Operating Leases

In August 2003, we entered into a three year operating lease for 5,200 square feet at our laboratory facility in Fort Myers, Florida. On June 29, 2006 we signed an amendment to the original lease which extended the lease through June 30, 2011. The amendment included the rental of approximately 4,400 square feet adjacent to our current facility. This space will allow for future expansion of our business in 2006. This lease amendment which allowed us this additional space on June 1, 2006 results in total payments of approximately $732,600 over the remaining life of the lease. Such amount excludes estimated operating and maintenance expenses and sales tax. The lease calls for annual increases of rental payments of 3% per annum. The rent expense for the three and nine months ended September 30, 2006 was approximately $35,000 and $80,900, respectively.

As part of the merger of The Center for CytoGenetics, Inc. into the Company on April 18, 2006, we assumed the lease of an 850 square foot facility in Nashville, Tennessee. The lease commenced on September 1, 2005 and is for three years. The average monthly rental expense is approximately $1,350 per month. The lease expense for the three and nine months ended September 30, 2006 was approximately $4,000 and $5,300, respectively. The Company is actively trying to sublease this facility.

On June 15, 2006, we entered into a lease for an additional 5,386 square feet of laboratory space in Nashville, Tennessee. This space will be used for additionally expansion of our Tennessee facility. As part of the lease we have the right of first refusal on additional 2,420 square feet directly adjacent to the facility. The lease is a five year lease and results in total payments by us of approximately $340,000. The rent expense for the three and nine months ended September 30, 2006 was approximately $14,100 and 15,600, respectively.

On August 1, 2006 the Company entered into a lease for 1,800 square feet of laboratory space in Irvine, California. The lease is a nine month lease and results in total payments by the Company of approximately $23,000. The rent expense for the three and nine months ended September 30, 2006 was approximately $5,200.

Capital Lease

During March 2006 we entered into a 5 year lease agreement for laboratory equipment. The cost of the equipment was approximately $134,200 and requires monthly lease payments of approximately $2,500, with an effective interest rate of 8% per annum. At September 30, 2006, approximately $121,400 is still outstanding on this lease.

During August 2006, the Company entered into 4 different 5 year lease agreements for laboratory equipment costing approximately $347,000. The Company paid approximately $22,000 up front in capital costs to reduce the effective interest rate on each lease.

The first lease covered approximately $48,200 of the equipment and requires monthly lease payments of approximately $1,200. At September 30, 2006, approximately $47,700 is still outstanding on this lease.

The second lease covered approximately $98,400 of the equipment and requires monthly lease payments of approximately $2,400. At September 30, 2006, approximately $97,300 is still outstanding on this lease.

The third lease covered approximately $100,200 of the equipment and requires monthly lease payments of approximately $2,100. At September 30, 2006, approximately $98,900 is still outstanding on this lease.

The forth lease covered approximately $100,200 of the equipment and requires monthly lease payments of approximately $2,400. At September 30, 2006, approximately $99,000 is still outstanding on this lease.

Purchase Commitment

On June 22, 2006, we entered into an agreement to purchase three automated FISH signal detection and analysis systems over the next 24 months for a total of $420,000. We agreed to purchase two systems immediately and to purchase a third system in the next 15 months if the vendor is able to make certain improvements to its system. As of September 30, 2006, the Company had purchased and installed 2 of the systems.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, our operating activities used approximately $301,400 in cash. This amount primarily resulted from cash tied-up in receivables as a result of increased revenues and to a lesser extent cash used to pay the expenses associated with our operations as well as fund our other working capital needs. We also spent approximately $752,700 on new equipment. We were able to finance operations and equipment purchases primarily through the sale of equity securities which provided approximately $883,100 and capital leases which provided approximately $481,200 and to a lessor extent with borrowings on the Aspen credit facility during the nine months ended September 30, 2006. At September 30, 2006, we had cash and cash equivalents of approximately $411,600.

On January 18, 2006, we entered into a binding letter agreement (the “Aspen Agreement”) with Aspen

Select Healthcare, LP, which provided, among other things, that (a) Aspen waived certain pre-emptive rights in connection with the sale of $400,000 of common stock at a purchase price of $0.20/share and the granting of 900,000 warrants with an exercise price of $0.26/share to a SKL Limited Partnership, LP (“SKL” as more fully described below) in exchange for five year warrants to purchase 150,000 shares at an exercise price of $0.26/share; (b) Aspen had the right, up to April 30, 2006, to purchase up to $200,000 of restricted shares of our common stock at a purchase price per share of $0.20/share (1.0 million shares) and receive a five year warrant to purchase up to 450,000 shares of our common stock at an exercise price of $0.26/share in connection with such purchase (the “Equity Purchase Rights”); (c) in the event that Aspen did not exercise its Equity Purchase Rights in total, we had the right to sell the difference to SKL at terms no more favorable than Aspen’s Equity Purchase Rights; (d) Aspen and us agreed to amend that certain Loan Agreement, dated March 23, 2005 (the “Loan Agreement”) between the parties to extend the maturity date until September 30, 2007 and modify certain covenants (such Loan Agreement as amended, the “Credit Facility Amendment”); (e) Aspen had the right, until April 30, 2006, to provide up to $200,000 of additional secured indebtedness to us under the Credit Facility Amendment and receive a five year warrant to purchase up to 450,000 shares of our common stock with an exercise price of $0.26/share (the “New Debt Rights”); (f) we agreed to amend and restate that certain warrant agreement, dated March 23, 2005 to provide that all 2,500,000 warrant shares (the “Existing Warrants”) are vested and the exercise price per share was reset to $0.31 per share; and (g) we agreed to amend that certain Registration Rights Agreement, dated March 23, 2005 (the “Registration Rights Agreement”), between the parties to incorporate the Existing Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

During the period from January 18 - 21, 2006, we entered into agreements with four other shareholders who are parties to that certain Shareholders’ Agreement, dated March 23, 2005, to exchange five year warrants to purchase 150,000 shares of stock in the aggregate at an exercise price of $0.26/share for such shareholders’ waiver of their pre-emptive rights under the Shareholders’ Agreement.

On January 21, 2006 we entered into a subscription agreement (the “Subscription”) with SKL Family Limited Partnership, LP, a New Jersey limited partnership, whereby SKL purchased 2.0 million shares (the “Subscription Shares”) of our common stock at a purchase price of $0.20/share for $400,000. Under the terms of the Subscription, the Subscription Shares are restricted for a period of 24 months and then carry piggyback registration rights to the extent that exemptions under Rule 144 are not available to SKL. In connection with the Subscription, we also issued a five year warrant to purchase 900,000 shares of our common stock at an exercise price of $0.26/share. SKL has no previous affiliation with us.

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

We borrowed an additional $100,000 from the Aspen credit facility in May 2006 and $25,000 in September 2006. At September 30, 2006, $1,625,000 was outstanding on the credit facility and bears interest at prime plus 6%.

On June 6, 2006 as a result of not terminating our Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell Capital”) a short-term note payable in the amount of $50,000 became due to Cornell Capital.

On July 19, 2006, we requested a $53,000 advance on our Standby Equity Distribution Agreement with Cornell. The advance was completed on July 28, 2006 and resulted in the sale of 83,491 shares of common stock. Our net proceeds were $50,000 after deducting $2,500 in fees to Cornell and a $500 escrow agent fee to Yorkville Advisors Management, LLC, and such proceeds were used to pay off the short term note payable to Cornell Capital.

On August 8, 2006, we requested a $250,000 advance on our Standby Equity Distribution Agreement with Cornell. The advance was completed on August 16, 2006 and resulted in the sale of 279,486 shares of common stock. Our net proceeds were $237,000 after deducting $12,500 in fees to Cornell and a $500 escrow agent fee to Yorkville Advisors Management, LLC.

On October 16, 2006, we requested a $200,000 advance on our Standby Equity Distribution Agreement with Cornell. The advance was completed on October 23, 2006 and resulted in the sale of 167,842 shares of common stock. Our net proceeds were $189,500 after deducting $10,000 in fees to Cornell and a $500 escrow agent fee to Yorkville Advisors Management, LLC.

At the present time, we anticipate that based on our current business plan, operations and the various financings we have completed since January 2006 that we have sufficient cash on hand to manage our business for at least the next 12 months. This estimate of our cash needs does not include any additional funding which may be required for growth in our business beyond that which is planned, strategic transactions or acquisitions. To the extent we need additional capital beyond our current cash resources, the amended Credit Facility with Aspen allows us to draw an additional $75,000 and we still have $4,422,000 of availability under our Standby Equity Distribution Agreement with Cornell Capital. In the event that we grow faster than we currently anticipate or we engage in strategic transactions or acquisitions and our cash on hand and availability under our Credit Facility and Standby Equity Distribution Agreements is not sufficient to meet our financing needs, we may need to raise additional capital from other resources. In such event, we may not be able to obtain such funding on attractive terms or at all and we may be required to curtail our operations.

Capital Expenditures

We currently forecast capital expenditures for the coming year in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $500,000 to $1,000,000 of additional capital equipment during the next twelve months. We plan to fund these expenditures through traditional lease financing from equipment lessors. We may not be eligible to obtain all of our capital equipment funding needs from another source. If we are unable to obtain such funding, we will be required to curtail our equipment purchases, which may have an impact on our ability to generate revenues.

Staffing

As of September 30, 2006, we had forty-four full-time employees. During the remainder of FY 2006 and FY 2007, we plan to add additional laboratory technologists and laboratory assistants to assist us in handling a greater volume of tests and to perform sponsored research projects. In addition, we intend to continue building our sales force in an effort to sustain our sales growth, as well as add personnel in management, accounting, and administrative functions. The number of such additional personnel and their salaries will be determined by the volume of business we are generating and the availability of adequate financial resources to pay the salaries of such personnel.

Item 3 - CONTROLS AND PROCEDURES

(A)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

(B)	Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the nine months ended September 30, 2006, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

On October 26, 2006, Accupath Diagnostics Laboratories, Inc. d/b/a US Labs, a California corporation (“US Labs”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles (the “Court”) against the Company and Robert Gasparini, as an individual, and certain other employees and non-employees of NeoGenomics with respect to claims arising from discussions with current and former employees of US Labs. US Labs alleges, among other things, that NeoGenomics engaged in “unfair competition” by having access to certain salary information of four recently hired sales personnel prior to the time we hired such individuals. We believe that US Labs’ claims against NeoGenomics lack any merit and that there are well established laws that affirm the rights of employees to seek employment with any company they desire and employers to offer such employment to anyone they desire. US Labs seeks unspecified monetary relief. As part of the complaint, US Labs also sought preliminary injunctive relief against NeoGenomics and requested that the Court bar NeoGenomics from, among other things: a) inducing any further US Labs’ employees to resign employment with US Labs, b) soliciting, interviewing or employing US Labs’ employees for employment, c) directly or indirectly soliciting US Labs’ customers with whom four new employees of NeoGenomics did business while employed at US Labs; and d) soliciting, initiating and/or maintaining economic relationships with US Labs’ customers that are under contract with US Labs.

On November 15, 2006, the Court heard arguments on US Labs request for a preliminary injunction and denied the majority of US Labs’ requests for such injunction on the grounds that US Labs was not likely to prevail at trial. The Court did, however, issue a much narrower preliminary injunction which prevents NeoGenomics from “soliciting” the US Labs’ customers of such new sales personnel until such time as a full trial could be held. This preliminary injunction is limited only to the “solicitation” of the US Labs’ customers of the sales personnel in question and does not in any way prohibit NeoGenomics from doing business with any such customers to the extent they have sought or seek a business relationship with NeoGenomics on their own initiative. Furthermore, NeoGenomics is not in any way prohibited from recruiting any additional personnel from US Labs through any lawful means. We believe that none of US Labs’ claims will be affirmed at trial; however, even if they were, NeoGenomics does not believe such claims would result in a material impact to our business. NeoGenomics further believes that this lawsuit is nothing more than a blatant attempt by a large corporation to impede the progress of a smaller and more nimble competitor, and we intend to vigorously defend ourselves.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On April 18, 2006, as part of the Center for Cytogenetics merger, the Company issued a number of shares of restricted stock to the shareholder’s of the Center for Cytogenetics that was not material to the Company’s balance sheet.

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Securities Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits

(a)	Exhibits - The following exhibits are filed as part of this Form 10-QSB.
EXHIBIT NO.	DESCRIPTION	LOCATION
10.12	Amended and Restated NeoGenomics Equity Incentive Plan	Attached
10.13	NeoGenomics Employee Stock Purchase Plan	Attached
31.1	Certification by Principal Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification by Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification by Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOGENOMICS, INC.

Signature	Date	Title

/s/ Robert P. Gasparini	November 17, 2006	President and Principal Executive Officer
Robert P. Gasparini

/s/ Jerome J. Dvonch	November 17, 2006	Principal Accounting Officer
Jerome J. Dvonch