Form 10KSB
period 2006-12-31
NEOGENOMICS INC
filed 2007-04-02
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20459

FORM 10-KSB

( X ) Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Year Ended December 31, 2006

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________.

Commission File Number: 333-72097

NEOGENOMICS, INC.
(Name of small business issuer)
NEVADA	74-2897368
(State or other jurisdiction of	(IRS Employer I.D. No.)
incorporation or organization)

12701 Commonwealth Drive, Suite 9, Fort Myers, FL 33913
Address of Principal Executive Offices:

(239) 768-0600
Issuers telephone number

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
NONE

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X  Yes   __  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  _ Yes    X No

The issuer's revenues for the most recent fiscal year were approximately $6,476,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 29, 2007 was approximately $23,227,159 (Based on 14,889,205 shares held by non-affiliates and a closing share price of $1.56/share on March 29, 2007). Shares of common stock held by each officer and director and by each person who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2007, 27,695,984 shares of common stock were outstanding.

Transitional small business disclosure format. _ Yes X No

PART I

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains “forward-looking statements” relating to NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as “NeoGenomics” or the “Company” in this Form 10-KSB), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

NeoGenomics operates cancer-focused testing laboratories that specifically target the rapidly growing genetic and molecular testing segment of the medical laboratory industry. Headquartered in Fort Myers, Florida, the Company’s growing network of laboratories currently offers the following types of testing services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States:

a) cytogenetics testing, which analyzes human chromosomes;
b) Fluorescence In-Situ Hybridization (FISH) testing, which analyzes abnormalities at the chromosomal and gene levels;
c) flow cytometry testing, which analyzes gene expression of specific markers inside cells and on cell surfaces; and
d) molecular testing which involves analysis of DNA and RNA to diagnose and predict the clinical significance of various genetic sequence disorders.

All of these testing services are widely utilized in the diagnosis and prognosis of various types of cancer.

The genetic and molecular testing segment of the medical laboratory industry is the most rapidly growing niche of the market. Approximately six years ago, the World Health Organization reclassified cancers as genetic anomalies. This growing awareness of the genetic root behind most cancers combined with advances in technology and genetic research, including the complete sequencing of the human genome, have made possible a whole new set of tools to diagnose and treat diseases. This has opened up a vast opportunity for laboratory companies that are positioned to address this growing market segment.

The medical testing laboratory market can be broken down into three primary segments:

• clinical lab testing,
• anatomic pathology testing, and
• genetic and molecular testing.

Clinical laboratories are typically engaged in high volume, highly automated, lower complexity tests on easily procured specimens such as blood and urine. Clinical lab tests often involve testing of a less urgent nature, for example, cholesterol testing and testing associated with routine physical exams. This type of testing yields relatively low average revenue per test. Anatomic pathology (“AP”) testing involves evaluation of tissue, as in surgical pathology, or cells as in cytopathology. The most widely performed AP procedures include the preparation and interpretation of pap smears, skin biopsies, and tissue biopsies. The higher complexity AP tests typically involve more labor and are more technology intensive than clinical lab tests. Thus AP tests generally result in higher average revenue per test than clinical lab tests.

Genetic and molecular testing typically involves analyzing chromosomes, genes or base pairs of DNA or RNA for abnormalities. Genetic and molecular testing have become important and highly accurate diagnostic tools over the last five years. New tests are being developed at an accelerated pace, thus this market niche continues to expand rapidly. Genetic and molecular testing requires highly specialized equipment and credentialed individuals (typically MD or PhD level) to certify results and typically yields the highest average revenue per test of the three market segments. The following chart shows the differences between the genetic and molecular niche and other segments of the medical laboratory industry. Up until approximately five years ago, the genetic and molecular testing niche was considered to be part of the Anatomic Pathology segment, but given its rapid growth, it is now more routinely broken out and accounted for as its own segment.

COMPARISON OF THE MEDICAL LABORATORY MARKET SEGMENTS (1)
Attributes	Clinical	Anatomic Pathology	Genetic/Molecular
Testing Performed On
Testing Volume
Physician Involvement
Malpractice Ins. Required
Other Professionals Req.

Level of Automation
Diagnostic in Nature
Types of Diseases Tested

Typical per Price/Test
Estimated Size of Market
Estimated Annual Growth Rate
	Blood, Urine High Low Low None High Usually Not Many Possible $5 - $35/Test $25 - $30 Billion 4% -5%	Tissue/Cells Low High - Pathologist High None Low-Moderate Yes Primarily to Rule out Cancer $25 - $500/Test $10 - $12 Billion 6% - 7%	Chromosomes/Genes/DNA Low Low - Medium Low Cyto/Molecular geneticist Moderate Yes Rapidly Growing $200 - $1,000/Test $4 - $5 Billion (2) 25+%
Established Competitors	Quest Diagnostics LabCorp Bio Reference Labs DSI Laboratories Hospital Labs Regional Labs	Quest Diagnostics LabCorp Genzyme Genetics Ameripath Local Pathologists	Genzyme Genetics Quest Diagnostics LabCorp Major Universities
(1) Derived from industry analyst reports
(2) Includes flow cytometry testing, which historically has been classified under anatomic pathology.

NeoGenomics’, primary focus is to provide high complexity laboratory testing for the community-based pathology and oncology marketplace. Within these key market segments, we currently provide our services to pathologists and oncologists in the United States that perform bone marrow and/or peripheral blood sampling for the diagnosis of liquid tumors (leukemias and lymphomas) and archival tissue referral for analysis of solid tumors such as breast cancer. A secondary strategic focus targets community-based urologists, due to the availability of UroVysion®, a FISH-based test for the initial diagnosis of bladder cancer and early detection of recurrent disease. We focus on community-based practitioners for two reasons: First, academic pathologists and associated clinicians tend to have their testing needs met within the confines of their university affiliation. Secondly, most of the cancer care in the United States is administered by community based practitioners, not in academic centers, due to ease of local access,. Moreover, within the community-based pathologist segment it is not our intent to willingly compete with our customers for testing services that they may seek to perform themselves. Fee-for-service pathologists for example, derive a significant portion of their annual revenue from the interpretation of biopsy specimens. Unlike other larger laboratories, which strive to perform 100% of such testing services themselves, we do not intend to compete with our customers for such specimens. Rather, our high complexity cancer testing focus is a natural extension of and complementary to many of the services that our community-based customers often perform within their own practices. As such, we believe our relationship as a non-competitive consultant, empowers these physicians to expand their testing breadth and provide a menu of services that matches or exceeds the level of service found in academic centers of excellence around the country.

We continue to make progress growing our testing volumes and revenue beyond our historically focused effort in Florida due to our expanding field sales footprint. As of March 31, 2007, NeoGenomics’ sales organization totaled 9 individuals. Recent, key hires included our Vice President of Sales & Marketing, and various sales managers and representatives in the Northeastern, Southeastern, and Western states. We intend to continue adding sales representatives on a quarterly basis throughout the year As more sales representatives are added, the base of our business outside of Florida will continue to grow and ultimately eclipse that which is generated within the state.

We are successfully competing in the marketplace based on the quality and comprehensiveness of our test results, and our innovative flexible levels of service, industry-leading turn-around times, regionalization of laboratory operations and ability to provide after-test support to those physicians requesting consultation. 2006 saw the introduction of our Genetic Pathology Solutions (GPS) product that provides summary interpretation of multiple testing platforms all in one consolidated report. Response from clients has been very favorable and provides another option for those customers that require a higher degree of customized service.

Another important service was initiated in December 2006 when we became the first laboratory to offer technical-component only (tech-only) FISH testing to the key community-based pathologist market segment. NeoFISH has been enthusiastically received and has provided our sales team with another differentiating product to meet the needs of our target community-based pathologists. With NeoFISH these customers are able to retain a portion of the overall testing revenue from such FISH specimens themselves, which serves to much better align their interests with those of NeoGenomics than what might otherwise be possible with larger laboratory competitors.

We believe NeoGenomics average 3-5 day turn-around time for our cytogenetics services remains an industry-leading benchmark. The timeliness of results continues to increase the usage patterns of cytogenetics and act as a driver for other add-on testing requests by our referring physicians. Based on anecdotal information, we believe that typical cytogenetics labs have 7-14 day turn-around times on average with some labs running as high as 21 days. Traditionally, longer turn-around times for cytogenetics tests have resulted in fewer tests being ordered since there is an increased chance that the test results will not be returned within an acceptable diagnostic window when other adjunctive diagnostic test results are available. We believe our turn-around times result in our referring physicians requesting more of our testing services in order to augment or confirm other diagnostic tests, thereby giving us a significant competitive advantage in marketing our services against those of other competing laboratories.

In 2006 we began an aggressive campaign to form new laboratories around the country that will allow us to regionalize our operations to be closer to our customers. High complexity laboratories within the cancer testing niche have frequently operated a core facility on one or both coasts to service the needs of their customers around the country. Informal surveys of customers and prospects uncovered a desire to do business with a laboratory with national breadth but with a more local presence. In such a scenario, specimen integrity, turnaround-time of results, client service support, and interaction with our medical staff are all enhanced. In 2006, NeoGenomics achieved the milestone of opening two other laboratories to complement our headquarters in Fort Myers, Florida. NeoGenomics facilities in Nashville, Tennessee and Irvine, California received the appropriate state and CLIA licensure and are now receiving live specimens. As situations dictate and opportunities arise, we will continue to develop and open new laboratories, seamlessly linked together by our optimized Laboratory Information System (LIS), to better meet the regionalized needs of our customers.

2006 also saw the initial establishment of the NeoGenomics Contract Research Organization (“CRO”) division based at our Irvine, CA facility. This division was created to take advantage of our core competencies in genetic and molecular high complexity testing and act as a vehicle to compete for research projects and clinical trial support contracts in the biotechnology and pharmaceutical industries. The CRO division will also act as a development conduit for the validation of new tests which can then be transferred to our clinical laboratories and be offered to our clients. We envision the CRO as a way to infuse some intellectual property into the mix of our services and in time create a more “vertically integrated” laboratory that can potentially offer additional clinical services of a more proprietary nature.

As NeoGenomics grows, we anticipate offering additional tests that broaden our focus from genetic and molecular testing to more traditional types of anatomic pathology testing that are complementary to our current test offerings. At no time do we expect to intentionally compete with fee-for-service pathologists for services of this type and Company sales efforts will operate under a strict “right of first refusal” philosophy that supports rather than undercuts the practice of community-based pathology. We believe that by adding additional types of tests to our product offering we will be able to capture increases in our testing volumes through our existing customer base as well as more easily attract new customers via the ability to package our testing services more appropriately to the needs of the market.

Historically, the above approach has borne out well for the Company. For most of FY 2004, the Company only performed one type of test in-house, cytogenetics, which resulted in only one test being performed per customer requisition for most of the year and an average revenue per requisition of approximately $490. With the subsequent addition of FISH testing in FY 2005 and flow cytometry to our pre-existing cytogenetics testing in FY 2006, our average revenue/requisition increased by 35.6% in FY 2005 to approximately $632 and a further 7% in FY 2006 to approximately $677/requisition. We believe with focused sales and marketing efforts and the recent launch of GPS reporting, NeoFISH tech-only FISH services, and the future addition of additional testing platforms, the Company can continue to increase our average revenue per customer requisition.

	FY 2006	FY 2005	% Inc (Dec)

Customer Requisitions Rec’d (Cases)	9,563	2,982	220.7%
Number of Tests Performed	12,838	4,082	214.5%
Average Number of Tests/Requisition	1.34	1.37	(2.1%)

Total Testing Revenue	$6,475,996	$1,885,324	243.5%
Average Revenue/Requisition	$677.19	$632.23	7.1%
Average Revenue/Test	$504.44	$461.86	9.2%

We believe this bundled approach to testing represents a clinically sound practice. In addition, as the average number of tests performed per requisition increases, this should drive large increases in our revenue and afford the Company significant synergies and efficiencies in our operations and sales and marketing activities. For instance, initial testing for many hematologic cancers may yield total revenue ranging from approximately $1,800 - $3,600/requisition and is generally comprised of a combination of some or all of the following tests: cytogenetics, fluorescence in-situ hybridization (FISH), flow cytometry and, per client request, morphology testing. Whereas in FY 2004, we only addressed approximately $500 of this potential revenue per requisition; in FY 2005 we addressed approximately $1,200 - $1,900 of this potential revenue per requisition; and in FY 2006, we could address this revenue stream (see below), dependent on medical necessity criteria and guidelines:

Average Revenue/Test

Cytogenetics	$400-$500
Fluorescence In Situ Hybridization (FISH)
- Technical component	$300-$1000
- Professional component	$200-$500
Flow cytometry
- Technical component	$400-$700
- Professional component	$100-$200
Morphology	$400-$700
Total	$1,800-$3,600

Business of NeoGenomics

Services

We currently offer four primary types of testing services: cytogenetics, flow cytometry, FISH testing and molecular testing.

Cytogenetics Testing. Cytogenetics testing involves analyzing chromosomes taken from the nucleus of cells and looking for abnormalities in a process called karyotyping. A karyotype evaluates the entire 46 human chromosomes by number and banding patterns to identify abnormalities associated with disease. In cytogenetics testing, we typically analyze the chromosomes of 20 different cells. Examples of cytogenetics testing include bone marrow aspirate or peripheral blood analysis to diagnose various types of leukemia and lymphoma, and amniocentesis testing of pregnant women to diagnose genetic anomalies such as Down syndrome in a fetus.

Cytogenetics testing by large national reference laboratories and other competitors has historically taken anywhere from 10-14 days on average to obtain a complete diagnostic report. We believe that as a result of this timeframe, many practitioners have refrained to some degree from ordering such tests because the results traditionally were not returned within an acceptable diagnostic window. NeoGenomics has designed our laboratory operations in order to complete cytogenetics tests for most types of biological samples, produce a final diagnostic report and make it available via fax or online viewing within 3-5 days. These turnaround times are among the best in the industry and we believe that, with further demonstration of our consistency in generating results, more physicians will incorporate cytogenetics testing into their diagnostic regimens and thus drive incremental growth in our business.

Flow Cytometry Testing. Flow cytometry testing analyzes clusters of differentiation on cell surfaces. Gene expression of many cancers creates protein-based clusters of differentiation on the cell surfaces that can then be traced back to a specific lineage or type of cancer. Flow cytometry is a method of separating liquid specimens or disaggregated tissue into different constituent cell types. This methodology is used to determine which of these cell types is abnormal in a patient specific manner. Flow cytometry is important in developing an accurate diagnosis, defining the patient’s prognosis, and clarifying what treatment options may be optimal. Flow cytometry testing is performed using sophisticated lasers and will typically analyze over 100,000 individual cells in an automated fashion. Flow cytometry testing is highly complementary with cytogenetics and the combination of these two testing methodologies allows the results from one test to complement the findings of the other methodology, which can lead to a more accurate snapshot of a patient’s disease state.

FISH Testing. As an adjunct to traditional chromosome analysis, we offer Fluorescence In Situ Hybridization (FISH) testing to extend our capabilities beyond routine cytogenetics. FISH testing permits identification of the most frequently occurring numerical chromosomal abnormalities in a rapid manner by looking at specific genes that are implicated in cancer. FISH was originally used as an additional staining methodology for metaphase analysis (cells in a divided state after they have been cultured), but the technique is now routinely applied to interphase analysis (non-dividing quiescent cells). During the past 5 years, FISH testing has begun to demonstrate its considerable diagnostic potential. The development of molecular probes by using DNA sequences of differing sizes, complexity, and specificity, coupled with technological enhancements (direct labeling, multicolor probes, computerized signal amplification, and image analysis) make FISH a powerful investigative and diagnostic tool.

Molecular Testing. Molecular testing primarily involves the analysis of DNA to screen for and diagnose single gene disorders such as cystic fibrosis and Tay-Sachs disease as well as abnormalities in liquid and solid tumors. There are approximately 1.0 - 2.0 million base pairs of DNA in each of the estimated 25,000 genes located across the 46 chromosomes in the nucleus of every cell. Molecular testing allows us to look for variations in this DNA that are associated with specific types of diseases. Today there are molecular tests for about 500 genetic diseases. However, the majority of these tests remain available under the limited research use only designation and are only offered on a restricted basis to family members of someone who has been diagnosed with a genetic condition. About 50 molecular tests are now available for the diagnosis, prognosis or monitoring of various types of cancers and physicians are becoming more comfortable ordering such adjunctive tests. We currently provide these tests on an outsourced basis. We anticipate in the near future performing some of the more popular tests within our facilities as the number of requests continues to increase. Although reimbursement rates for these new molecular tests still need to improve, we believe that molecular testing is an important and growing market segment with many new diagnostic tests being developed every year. We are committed to providing the latest and most accurate testing to clients and we will invest accordingly when market demand warrants.

Distribution Methods

The Company currently performs its testing services at each of its’ three main clinical laboratory locations: Fort Myers, FL, Nashville, TN and Irvine, CA, and then produces a report for the requesting physician. The Company currently out sources all of its molecular testing to third parties, but expects to validate some of this testing in-house during the next several years to meet client demand.

Competition

We are engaged in segments of the medical testing laboratory industry that are highly competitive. Competitive factors in the genetic and molecular testing business generally include reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting and timeliness of delivery of completed reports.

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

We estimate that the United States market for genetics and molecular testing is divided among approximately 300 laboratories. However, approximately 80% of these laboratories are attached to academic institutions and only provide clinical services to their affiliate university hospitals. We further believe that less than 20 laboratories market their services nationally. We believe that the industry as a whole is still quite fragmented, with the top 20 laboratories accounting for approximately 50% of market revenues.

We intend to continue to gain market share by offering industry leading turnaround times, a broad service menu, high-quality test reports, and enhanced post-test consultation services. In addition, we have a fully integrated and interactive virtual Laboratory Information System that enables us to report real time results to customers in a secure environment.

Suppliers

The Company orders its laboratory and research supplies from large national laboratory supply companies such as Fisher Scientific, Inc., Invitrogen and Beckman Coulter and does not believe any disruption from any one of these suppliers would have a material effect on its business. The Company orders the majority of its FISH probes from Abbott Laboratories and as a result of their dominance of that marketplace and the absence of any competitive alternatives, if they were to have a disruption and not have inventory available it could have a material effect on our business. This risk cannot be completely offset due to the fact that Abbott Laboratories has patent protection which limits other vendors from supplying these probes.

Dependence on Major Customers

We currently market our services to pathologists, oncologists, urologists, hospitals and other clinical laboratories. During 2006, we performed 12,838 individual tests. Ongoing sales efforts have decreased dependence on any given source of revenue. Notwithstanding this fact, several key customers still account for a disproportionately large case volume and revenues. In 2005, four customers accounted for 65% of our total revenue. For 2006, 3 customers represented 61% of our revenue with each party representing greater than 15% of such revenues. However, as a result of our rapid increase in revenues from other customers, these 3 customers only represented 41% of our monthly revenue in December 2006. Given the substantial increase in customers in the first quarter of 2007, we expect this percentage to continue to decline. In the event that we lost one of these customers, we would potentially lose a significant percentage of our revenues.

Trademarks

The “NeoGenomics” name and logo has been trademarked with the United States Patent and Trademark Office.

Number of Employees

As of December 31, 2006, we had 48 full-time employees. In addition, our Acting Principal Financial Officer and a pathologist serve as consultants to the Company on a part-time basis. On December 31, 2005, we had 23 employees. Our employees are not represented by any union and we believe our employee relations are good.

Government Regulation

Our business is subject to government regulation at the federal, state and local levels, some of which regulations are described under "Clinical Laboratory Operations," "Anti-Fraud and Abuse Laws," “The False Claims Act,” "Confidentiality of Health Information," and "Food and Drug Administration" below.

Clinical Laboratory Operations

Genetics and Molecular Testing. The Company operates clinical laboratories in Fort Myers, FL, Nashville, TN, and Irvine, CA. All locations have obtained CLIA certification under the federal Medicare program, the Clinical Laboratories Improvement Act of 1967 and the Clinical Laboratory Amendments of 1988 (collectively “CLIA ‘88”) as well as state licensure as required in FL, TN, and CA. CLIA ‘88 provides for the regulation of clinical laboratories by the U.S. Department of Health and Human Services (“HHS”). Regulations promulgated under the federal Medicare guidelines, CLIA ’88 and the clinical laboratory licensure laws of the various states affect our genetics laboratories.

The federal and state certification and licensure programs establish standards for the operation of clinical laboratories, including, but not limited to, personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal or state regulatory agencies. In addition, federal regulatory authorities require participation in a proficiency testing program approved by HHS for many of the specialties and subspecialties for which a clinical laboratory seeks approval from Medicare or Medicaid and certification under CLIA `88. Proficiency testing programs involve actual testing of specimens that have been prepared by an entity running an approved program for testing by a clinical laboratory.

A final rule implementing CLIA `88, published by HHS on February 28, 1992, became effective September 1, 1992. This rule has been revised on several occasions and further revision is expected. The CLIA `88 rule applies to virtually all clinical laboratories in the United States, including our clinical laboratory locations. We have reviewed our operations as they relate to CLIA `88, including, among other things, the CLIA `88 rule's requirements regarding clinical laboratory administration, participation in proficiency testing, patient test management, quality control, quality assurance and personnel for the types of testing we undertake, and believe that all of our clinical laboratory locations are in compliance with these requirements. Our clinical laboratory locations may not pass inspections conducted to ensure compliance with CLIA `88 or with any other applicable licensure or certification laws. The sanctions for failure to comply with CLIA `88 or state licensure requirements might include the inability to perform services for compensation or the suspension, revocation or limitation of any clinical laboratory locations, CLIA `88 certificate or state license, as well as civil and/or criminal penalties.

Regulation of Genetic Testing. In 2000, the Secretary of Health and Human Services Advisory Committee on Genetic Testing published recommendations for increased oversight by the Centers for Disease Control and the FDA for all genetic testing. This committee continues to meet and discuss potential regulatory changes, but final recommendations have not been issued.

With respect to genetic therapies, which may become part of our business in the future, in addition to FDA requirements, the National Institutes of Health (“NIH”) has established guidelines providing that transfers of recombinant DNA into human subjects at NIH laboratories or with NIH funds must be approved by the NIH Director. The NIH has established the Recombinant DNA Advisory Committee to review gene therapy protocols. Although we do not currently offer any gene therapy services, if we decide to enter this business in the future, we would expect that all of our gene therapy protocols will be subject to review by the Recombinant DNA Advisory Committee.

Anti-Fraud and Abuse Laws

Existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical and anatomic laboratories, and their referral sources, including physicians, hospitals and other laboratories. One provision of these laws, known as the "anti-kickback law," contains extremely broad proscriptions. Violation of this provision may result in criminal penalties, exclusion from participation in Medicare and Medicaid programs, and significant civil monetary penalties.

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

Existing federal law authorizes the Secretary of HHS to exclude providers from participation in the Medicare and Medicaid programs if they charge state Medicaid programs or Medicare fees "substantially in excess" of their "usual and customary charges." On September 2, 1998, the OIG issued a final rule in which it indicated that this provision has limited applicability to services for which Medicare pays under a Prospective Payment System or a fee schedule, such as anatomic pathology services and clinical laboratory services. In several Advisory Opinions, the OIG has provided additional guidance regarding the possible application of this law, as well as the applicability of the anti-kickback laws to pricing arrangements. The OIG concluded in a 1999 Advisory Opinion that an arrangement under which a laboratory offered substantial discounts to physicians for laboratory tests billed directly to the physicians could potentially trigger the "substantially in excess" provision and might violate the anti-kickback law, because the discounts could be viewed as being provided to the physician in exchange for the physician's referral to the laboratory of non-discounted Medicare business, unless the discounts could otherwise be justified. The Medicaid laws in some states also have prohibitions related to discriminatory pricing.

Under another federal law, known as the "Stark" law or "self-referral prohibition," physicians who have an investment or compensation relationship with an entity furnishing clinical laboratory services (including anatomic pathology and clinical chemistry services) may not, subject to certain exceptions, refer clinical laboratory testing for Medicare patients to that entity. Similarly, laboratories may not bill Medicare or Medicaid or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare and Medicaid claims for the affected testing services, as well as the imposition of civil monetary penalties and application of False Claims submissions penalties. Some states also have laws similar to the Stark law.

The False Claims Act

The Civil False Claims Act enacted in 1864, pertains to any federally funded program and defines “Fraudulent” as: knowingly submitting a false claim, i.e. actual knowledge of the falsity of the claim, reckless disregard or deliberate ignorance of the falsity of the claim. These are the claims to which criminal penalties are applied. Penalties include permissive exclusion in federally funded programs by Center for Medicare Services (“CMS”) as well as $11,500 plus treble damages per false claim submitted, and can include imprisonment. High risk areas include but are not limited to accurate use and selection of CPT codes, ICD-9 codes provided by the ordering physician, billing calculations, performance and billing of reported testing, use of reflex testing, and accuracy of charges at fair market value.

We will seek to structure our arrangements with physicians and other customers to be in compliance with the Anti-Kickback Statute, Stark Law, State laws, and the Civil False Claims Act and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel. However, we are unable to predict how these laws will be applied in the future, and the arrangements into which we enter could become subject to scrutiny there under.

In February 1997 (as revised in August 1998), the OIG released a model compliance plan for laboratories that is based largely on corporate integrity agreements negotiated with laboratories that had settled enforcement action brought by the federal government related to allegations of submitting false claims. We believe that we comply with the aspects of the model plan that we deem appropriate to the conduct of our business.

Confidentiality of Health Information

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contains provisions that affect the handling of claims and other patient information that are, or have been used or disclosed by healthcare providers. These provisions, which address security and confidentiality of PHI (Protected Health Information or “patient information”) as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to healthcare providers, which include physicians and clinical laboratories. Rules implementing various aspects of HIPAA are continuing to be developed.

The HIPAA Rules include the following components which have already been implemented at our locations and industry wide: The Privacy Rule which granted patients rights regarding their information also pertains to the proper uses and disclosures of PHI by healthcare providers in written and verbal formats required implementation no later than April 14, 2003 for all covered entities except small health plans which had another year for implementation. The Electronic Health Care Transactions and Code Sets Standards which established standard data content and formats for submitting electronic claims and other administrative healthcare transactions required implementation no later than October 16, 2003 for all covered entities. On April 20, 2005, CMS required compliance with the Security Standards which established standards for electronic uses and disclosures of PHI for all covered entities except small health plans who had an additional year to meet compliance. Currently, the industry, including all of our locations, is working to comply with the National Provider Identification number to replace all previously issued provider (organizational and individual) identification numbers. This number is being issued by CMS and must be used on all covered transactions no later than May 23, 2007 by all covered entities except small health plans which have an additional year to meet compliance with this rule.

In addition to the HIPAA rules described above, we are subject to state laws regarding the handling and disclosure of patient records and patient health information. These laws vary widely, and many states are passing new laws in this area. Penalties for violation include sanctions against a laboratory's licensure as well as civil or criminal penalties. We believe we are in compliance with current state law regarding the confidentiality of health information and continue to keep abreast of new or changing state laws as they become available.

Food and Drug Administration

In January 1998, the FDA issued a revised draft Compliance Policy Guide ("CPG") that sets forth FDA's intent to undertake a heightened enforcement effort with respect to the improper Commercialization of In Vitro Diagnostic Devices prior to receipt of FDA premarket clearance or approval. September, 2006, the FDA issued the Draft Guidance for Industry, Clinical Laboratories, and FDA Staff on In Vitro Diagnostic Multivariate Index Assays (IVDMIAs) as a current initiative of the FDA to regulate test systems that employ data, derived in part from one or more in vitro assays, and an algorithm that usually, but not necessarily, runs on software to generate a result that diagnoses a disease or condition or is used in the cure, mitigation, treatment, or prevention of disease. In the future, we plan to perform some testing services using test kits purchased from manufacturers for which FDA premarket clearance or approval for commercial distribution in the United States has not been obtained by the manufacturers ("investigational test kits"). Under current FDA regulations and policies, such investigational test kits may be sold by manufacturers for investigational use only if certain requirements are met to prevent commercial distribution. The manufacturers of these investigational test kits are responsible for marketing them under conditions meeting applicable FDA requirements. That draft CPG as well as the current Draft Guidance on IVDMIAs is not presently in effect but, if implemented as written, would place greater restrictions on the distribution of such investigational test kits or devices. If we were to be substantially limited in or prevented from purchasing investigational test kits or devices by reason of the FDA finalizing these guidelines, there could be an adverse effect on our ability to access new technology, which could have a material adverse effect on our business.

We also perform some testing services using reagents, known as analyte specific reagents ("ASRs"), purchased from companies in bulk rather than as part of a test kit. In November 1997, the FDA issued a new regulation placing restrictions on the sale, distribution, labeling and use of ASRs. Most ASRs are treated by the FDA as low risk devices, requiring the manufacturer to register with the agency, its ASRs (and any other devices), conform to good manufacturing practice requirements, and comply with medical device reporting of adverse events.

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

We May Not Be Able To Implement The Company’s Business Strategies Which Could Impair Our Ability to Continue Operations

Implementation of the Company’s business strategies will depend in large part on the Company’s ability to (i) attract and maintain a significant number of customers; (ii) effectively provide acceptable products and services to the Company’s customers; (iii) obtain adequate financing on favorable terms to fund the Company’s business strategies; (iv) maintain appropriate procedures, policies, and systems; (v) hire, train, and retain skilled employees; (vi) continue to operate with increasing competition in the medical laboratory industry; (vii) establish, develop and maintain name recognition; and (viii) establish and maintain beneficial relationships with third-party insurance providers and other third party payers. The Company’s inability to obtain or maintain any or all these factors could impair its ability to implement its business strategies successfully, which could have material adverse effects on its results of operations and financial condition.

We May Be Unsuccessful In Managing Our Growth Which Could Prevent the Company From Becoming Profitable

The Company’s recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. To manage its potential growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company may not be able to effectively manage the expansion of its operations and the Company’s systems, procedures or controls may not be adequate to support the Company’s operations. The Company’s management may not be able to achieve the rapid execution necessary to fully exploit the market opportunity for the Company’s products and services. Any inability to manage growth could have a material adverse effect on the Company’s business, results of operations, potential profitability and financial condition.

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

We May Incur Greater Costs Than Anticipated, Which Could Result in Sustained Losses

The Company used reasonable efforts to assess and predict the expenses necessary to pursue its business plan. However, implementing the Company’s business plan may require more employees, capital equipment, supplies or other expenditure items than management has predicted. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than the Company estimates, which could result in sustained losses.

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

Our Business Is Subject To Rapid Scientific Change, Which Could Have A Material Adverse Affect On Our Business, Results of Operations And Financial Condition

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

The market for genetic and molecular testing services is highly competitive and competition is expected to continue to increase. The Company competes with other commercial medical laboratories in addition to the in-house laboratories of many major hospitals. Many of the Company’s existing competitors have significantly greater financial, human, technical and marketing resources than the Company. The Company’s competitors may develop products and services that are superior to those of the Company or that achieve greater market acceptance than the Company’s offerings. The Company may not be able to compete successfully against current and future sources of competition and in such case, this may have a material adverse effect on the Company’s business, results of operations and financial condition.

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

If we produce inaccurate test results, our customers may choose not to use us in the future. This could severely harm our business, results of operations and financial condition. In addition, based on the importance of the subject matter of our tests, inaccurate results could result in improper treatment of patients, and potential liability for the Company.

We May Fail to Protect Our Facilities, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

The Company’s operations are dependent in part upon its ability to protect its laboratory operations against physical damage from fire, floods, hurricanes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have an emergency back-up generator in place at its Fort Myers, Fl, Nashville, TN and Irvine, CA laboratory locations that can mitigate to some extent the effects of a prolonged power outage. The occurrence of any of these events could result in interruptions, delays or cessations in service to Customers, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Steps Taken By The Company To Protect Its Proprietary Rights May Not Be Adequate

The Company regards its copyrights, trademarks, trade secrets and similar intellectual property as critical to its success, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The steps taken by the Company to protect its proprietary rights may not be adequate or third parties may infringe or misappropriate the Company’s copyrights, trademarks, trade secrets and similar proprietary rights. In addition, other parties may assert infringement claims against the Company.

We are Dependent on Key Personnel and Need to Hire Additional Qualified Personnel

The Company’s performance is substantially dependent on the performance of its senior management and key technical personnel. In particular, the Company’s success depends substantially on the continued efforts of its senior management team, which currently is composed of a small number of individuals. The loss of the services of any of its executive officers, its laboratory director or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company.

The Company’s future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and the Company may not be able to retain its key managerial and technical employees or may not be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon the Company’s business, results of operations and financial condition.

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

Our Net Revenue will be Diminished If Payers do not Adequately Cover or Reimburse our Services.

There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the U.S. may continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new applications or services. Third party payers, including governmental payers such as Medicare and private payers, are scrutinizing new medical products and services and may not cover or may limit coverage and the level of reimbursement for our services. Third party insurance coverage may not be available to patients for any of our existing assays or assays we discover and develop. However, a substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payers. Any pricing pressure exerted by these third party payers on our customers may, in turn, be exerted by our customers on us. If government and other third party payers do not provide adequate coverage and reimbursement for our assays, our operating results, cash flows or financial condition may decline.

Third Party Billing is Extremely Complicated and will Result in Significant Additional Costs to us.

Billing for laboratory services is extremely complicated. The customer refers the tests; the payer is the party that pays for the tests, and the two are not always the same. Depending on the billing arrangement and applicable law, we need to bill various payers, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different billing requirements. Additionally, our billing relationships require us to undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Insurance companies also impose routine external audits to evaluate payments made. This adds further complexity to the billing process.

Among many other factors complicating billing are:

•	pricing differences between our fee schedules and the reimbursement rates of the payers;

•	disputes with payers as to which party is responsible for payment; and

•	disparity in coverage and information requirements among various carriers.

We incur significant additional costs as a result of our participation in the Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory testing are subject to considerable and complex federal and state regulations. The additional costs we expect to incur include those related to: (1) complexity added to our billing processes; (2) training and education of our employees and customers; (3) implementing compliance procedures and oversight; (4) collections and legal costs; and (5) costs associated with, among other factors, challenging coverage and payment denials and providing patients with information regarding claims processing and services, such as advanced beneficiary notices.

Our Operations are Subject to Strict Laws Prohibiting Fraudulent Billing and Other Abuse, and our Failure to Comply with Such Laws could Result in Substantial Penalties.

Of particular importance to our operations are federal and state laws prohibiting fraudulent billing and providing for the recovery of non-fraudulent overpayments, as a large number of laboratories have been forced by the federal and state governments, as well as by private payers, to enter into substantial settlements under these laws. In particular, if an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the federal False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could result in substantial civil liability. A trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” or “qui tam” provisions to challenge providers and suppliers. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has submitted a fraudulent claim for payment to the federal government. The government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If it declines to do so, the individual may choose to pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. In addition, various states have enacted laws modeled after the federal False Claims Act.

Government investigations of clinical laboratories have been ongoing for a number of years and are expected to continue in the future. Written “corporate compliance” programs to actively monitor compliance with fraud laws and other regulatory requirements are recommended by the Department of Health and Human Services’ Office of the Inspector General.

The Failure to Comply With Significant Government Regulation and Laboratory Operations May Subject the Company to Liability, Penalties or Limitation of Operations

As discussed in the Government Regulation section of our business description, the Company is subject to extensive state and federal regulatory oversight. Our laboratory locations may not pass inspections conducted to ensure compliance with CLIA `88 or with any other applicable licensure or certification laws. The sanctions for failure to comply with CLIA `88 or state licensure requirements might include the inability to perform services for compensation or the suspension, revocation or limitation of the a laboratory location’s CLIA `88 certificate or state license, as well as civil and/or criminal penalties. In addition, any new legislation or regulation or the application of existing laws and regulations in ways that we have not anticipated could have a material adverse effect on the Company’s business, results of operations and financial condition.

Existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical and anatomic laboratories, and their referral sources, including physicians, hospitals and other laboratories. Certain provisions of these laws, known as the "anti-kickback law" and the “Stark Laws”, contain extremely broad proscriptions. Violation of these laws may result in criminal penalties, exclusion from Medicare and Medicaid, and significant civil monetary penalties. We will seek to structure our arrangements with physicians and other customers to be in compliance with the anti-kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel. However, we are unable to predict how these laws will be applied in the future and the arrangements into which we enter may become subject to scrutiny thereunder.

Furthermore, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and other state laws contains provisions that affect the handling of claims and other patient information that are, or have been, transmitted electronically and regulate the general disclosure of patient records and patient health information. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to healthcare providers, which include physicians and clinical laboratories. Although we believe we have complied with the Standards, Security and Privacy rules under HIPAA and state laws, an audit of our procedures and systems could find deficiencies. Such deficiencies, if found, could have a material adverse effect on the Company’s business, results of operations and financial condition and subject us to liability.

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

The Company Is Controlled by Existing Shareholders And Therefore Other Shareholders Will Not Be Able to Direct The Company

The majority of the Company’s shares and thus voting control of the Company is held by a relatively small group of shareholders. Because of such ownership, those shareholders will effectively retain control of the Company’s Board of Directors and determine all of the Company’s corporate actions. In addition, the Company and shareholders owning 13,106,579 shares, or approximately 47.3% of the Company’s voting shares outstanding as of March 29, 2007 have executed a Shareholders’ Agreement that, among other provisions, gives Aspen Select Healthcare, LP, our largest shareholder, the right to elect three out of the seven directors authorized for our Board, and nominate one mutually acceptable independent director. Accordingly, it is anticipated that Aspen Select Healthcare, LP and other parties to the Shareholders’ Agreement will continue to have the ability to elect a controlling number of the members of the Company’s Board of Directors and the minority shareholders of the Company may not be able to elect a representative to the Company’s Board of Directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

No Foreseeable Dividends

The Company does not anticipate paying dividends on its common shares in the foreseeable future. Rather, the Company plans to retain earnings, if any, for the operation and expansion of Company business.

There Is No Guarantee of Registration Exemption for Sales of Unregistered Stock, Which Could Result in the Liquidation of the Company

From time to time, the Company sells shares of unregistered stock in various private placements to accredited investors. These sales are generally made in reliance upon the "private placement" exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated pursuant thereto. Reliance on this exemption does not, however, constitute a representation or guarantee that such exemption is indeed available.

If for any reason any future sales of unregistered stock are deemed to be a public offering of the Company’s shares (and if no other exemption from registration is available), the sale of the offered shares would be deemed to have been made in violation of the applicable laws requiring registration of the offered shares and the delivery of a prospectus. As a remedy in the event of such violation, each purchaser of the offered shares would have the right to rescind his or her purchase of the offered shares and to have his or her purchase price returned. If such a purchaser requests a return of his or her purchase price, funds might not be available for that purpose. In that event, liquidation of the Company might be required. Any refunds made would reduce funds available for the Company’s working capital needs. A significant number of requests for rescission would probably cause the Company to be without funds sufficient to respond to such requests or to proceed with the Company’s activities successfully.

ITEM 2.  DESCRIPTION OF PROPERTY

In August 2003, we entered into a three year lease for 5,200 square feet at our laboratory facility in Fort Myers, Florida. On June 29, 2006 we signed an amendment to the original lease which extended the lease through June 30, 2011. The amendment included the rental of an additional 4,400 square feet adjacent to our current facility. This space will allow for future expansion of our business. The lease was further amended on January 17, 2007 but this amendment did not materially alter the terms of the lease, which has total payments of approximately $653,000 over the remaining life of the lease, including annual increases of rental payments of 3% per year. Such amount excludes estimated operating and maintenance expenses and property taxes.

As part of the acquisition of The Center for CytoGenetics, Inc. by the Company on April 18, 2006, we assumed the lease of an 850 square foot facility in Nashville, Tennessee. The lease expires on August 31, 2008. The average monthly rental expense is approximately $1,350 per month. This space was not adequate for our future plans and the Company is currently not using the facility and is actively trying to sublease this facility. On June 15, 2006, we entered into a lease for a new facility totaling 5,386 square feet of laboratory space in Nashville, Tennessee. This space will be adequate to accommodate our current plans for the Tennessee laboratory. As part of the lease, we have the right of first refusal on an additional 2,420 square feet, if needed, directly adjacent to the facility. The lease is a five year lease and results in total payments by us of approximately $340,000.

On August 1, 2006, the Company entered into a lease for 1,800 square feet of laboratory space in Irvine, California. The lease is a nine month lease and results in total payments by the Company of approximately $23,000. This lease will expire on April 30, 2007. We are currently in negotiations on a new larger facility, which can accommodate our future growth.

ITEM 3.  LEGAL PROCEEDINGS

On October 26, 2006, Accupath Diagnostics Laboratories, Inc. d/b/a US Labs, a California corporation (“US Labs”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles (the “Court”) against the Company and Robert Gasparini, as an individual, and certain other employees and non-employees of NeoGenomics with respect to claims arising from discussions with current and former employees of US Labs. US Labs alleges, among other things, that NeoGenomics engaged in “unfair competition” by having access to certain salary information of four recently hired sales personnel prior to the time we hired such individuals. We believe that US Labs’ claims against NeoGenomics lack any merit and that there are well-established laws that affirm the rights of employees to seek employment with any company they desire and employers to offer such employment to anyone they desire. US Labs seeks unspecified monetary relief. As part of the complaint, US Labs also sought preliminary injunctive relief against NeoGenomics and requested that the Court bar NeoGenomics from, among other things: a) inducing any further US Labs’ employees to resign employment with US Labs, b) soliciting, interviewing or employing US Labs’ employees for employment, c) directly or indirectly soliciting US Labs’ customers with whom four new employees of NeoGenomics did business while employed at US Labs; and d) soliciting, initiating and/or maintaining economic relationships with US Labs’ customers that are under contract with US Labs.

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

Discovery commenced in December 2006. While the Company received unsolicited and inaccurate salary information for three individuals that were ultimately hired, no evidence of misappropriation of trade secrets has been discovered by either side. As such, the Company is currently contemplating filing motions to narrow or end the litigation, and expects to ultimately prevail at trial.

The Company is also a defendant in one lawsuit from a former employee relating to compensation related claims. The Company does not believe this lawsuit is material to its operations or financial results and intends to vigorously pursue its defense of the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board. Set forth below is a table summarizing the high and low bid quotations for our common stock during the last two fiscal years.

QUARTER	HIGH BID	LOW BID
4th Quarter 2006	$2.05	$0.94
3rd Quarter 2006	$1.25	$0.60
2nd Quarter 2006	$0.78	$0.45
1st Quarter 2006	$0.72	$0.12

4th Quarter 2005	$0.35	$0.18
3rd Quarter 2005	$0.59	$0.24
2nd Quarter 2005	$0.60	$0.26
1st Quarter 2005	$0.70	$0.25

The above table is based on over-the-counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions. All historical data was obtained from the www.BigCharts.com web site.

As of March 29, 2007 there were 388 stockholders of record of our common stock, excluding shareholders who hold their shares in brokerage accounts in “street name”. We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth and therefore we do not anticipate paying any cash dividends in the foreseeable future.

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

On March 23, 2005, the Company entered into a Loan Agreement with Aspen Select Healthcare, LP (“Aspen”) to provide up to $1.5 million of indebtedness pursuant to a credit facility (the “Credit Facility”). As part of the Credit Facility transaction, the Company also issued to Aspen a five year Warrant to purchase up to 2,500,000 shares of its common stock at an original exercise price of $0.50/share. Steven C. Jones, our Acting Principal Financial Officer and a Director of the Company, and is a general partner of Aspen.

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

On January 18, 2006, the Company entered into a binding letter agreement (the "Aspen Agreement") with Aspen Select Healthcare, LP, which provided, among other things, that:

(a) Aspen waived certain pre-emptive rights in connection with the sale of $400,000 of common stock at a purchase price of $0.20/share and the granting of 900,000 warrants with an exercise price of $0.26/share to SKL Limited Partnership, LP ("SKL" as more fully described below) in exchange for five year warrants to purchase 150,000 shares at an exercise price of $0.26/share (the “Waiver Warrants”).

(b) Aspen had the right, up to April 30, 2006, to purchase up to $200,000 of restricted shares of the Company's common stock at a purchase price per share of $0.20/share (1,000,000 shares) and receive a five year warrant to purchase 450,000 shares of the Company's common stock at an exercise price of $0.26/share in connection with such purchase (the "Equity Purchase Rights"). On March 14, 2006, Aspen exercised its Equity Purchase Rights.

(c) Aspen and the Company amended the Loan Agreement, dated March 23, 2005 (the "Loan Agreement") between the parties to extend the maturity date until September 30, 2007 and to modify certain covenants (such Loan Agreement as amended, the "Credit Facility Amendment").

(d) Aspen had the right, until April 30, 2006, to provide up to $200,000 of additional secured indebtedness to the Company under the Credit Facility Amendment and to receive a five year warrant to purchase up to 450,000 shares of the Company's common stock with an exercise price of $0.26/share (the "New Debt Rights").On March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement.

(e) The Company agreed to amend and restate the warrant agreement, dated March 23, 2005, to provide that all 2,500,000 warrant shares (the "Existing Warrants") were vested and the exercise price per share was reset to $0.31 per share.

(f) The Company agreed to amend the Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Existing Warrants, the Waiver Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

During the period from January 18 - 21, 2006, the Company entered into agreements with four other shareholders who are parties to a Shareholders’ Agreement, dated March 23, 2005, to exchange five year warrants to purchase an aggregate of 150,000 shares of stock at an exercise price of $0.26/share for such shareholders’ waiver of their pre-emptive rights under the Shareholders’ Agreement.

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

Securities Authorized for Issuance Under Equity Compensation Plans (a)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,116,667	$0.43	1,703,223
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,116,667	$0.43	1,703,223

(a) As of December 31, 2006. Currently, the Company’s Equity Incentive Plan, as amended and restated on October 31, 2006 is the only equity compensation plan in effect. The Company’s Employee Stock Purchase Plan, dated October 31, 2006 started on January 1, 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein. The information contained below includes statements of the Company’s or management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption “Forward Looking Statements”, which information is incorporated herein by reference.

Overview

NeoGenomics operates cancer-focused testing laboratories that specifically target the rapidly growing genetic and molecular testing segment of the medical laboratory industry. We currently operate in three laboratory locations: Fort Myers, Florida, Nashville, Tennessee and Irvine, California. We currently offer throughout the United States the following types of testing services to oncologists, pathologists, urologists, hospitals, and other laboratories: a) cytogenetics testing, which analyzes human chromosomes, b) Fluorescence In-Situ Hybridization (FISH) testing, which analyzes abnormalities at the chromosome and gene levels, c) flow cytometry testing services, which analyzes gene expression of specific markers inside cells and on cell surfaces, d) morphological testing, which analyzes cellular structures and e) molecular testing which involves, analysis of DNA and RNA and predict the clinical significance of various genetic sequence disorders. All of these testing services are widely used in the diagnosis and prognosis of various types of cancer.

Our common stock is listed on the NASDAQ Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “NGNM.”

The genetic and molecular testing segment of the medical laboratory industry is the most rapidly growing segment of the medical laboratory market. Approximately six years ago, the World Health Organization reclassified cancers as being genetic anomalies. This growing awareness of the genetic root behind most cancers combined with advances in technology and genetic research, including the complete sequencing of the human genome, have made possible a whole new set of tools to diagnose and treat diseases. This has opened up a vast opportunity for laboratory companies that are positioned to address this growing market segment.

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

Revenue Recognition

Net revenues are recognized in the period when tests are performed and consist primarily of net patient revenues that are recorded based on established billing rates less estimated discounts for contractual allowances principally for patients covered by Medicare, Medicaid and managed care and other health plans. Adjustments of the estimated discounts are recorded in the period payment is received. These revenues also are subject to review and possible audit by the payers. We believe that adequate provision has been made for any adjustments that may result from final determination of amounts earned under all the above arrangements. There are no known material claims, disputes or unsettled matters with any payers that are not adequately provided for in the accompanying consolidated financial statements.

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

Results of Operations for the twelve months ended December 31, 2006 as compared with the twelve months ended December 31, 2005

Revenue

During the fiscal year ended December 31, 2006, our revenues increased approximately 244% to $6,476,000 from $1,885,000 during the fiscal year ended December 31, 2005. This was the result of an increase in testing volume of 214% and a 9% increase in average revenue per test. This volume increase is the result of wide acceptance of our bundled testing product offering and our industry leading turnaround times resulting in new customers. The increase in average revenue per test is a direct result of restructuring arrangements with certain existing customers that increased average revenue per test and realigning our pricing policies with new customers.

During the twelve months ended December 31, 2006, our average revenue per customer requisition increased by approximately 7% to $677.19 from $632.23 in 2005. Our average revenue per test increased by approximately 9% to $504.44 from $461.86 in 2005. This was primarily as a result of price increases to certain customers as well as product and payer mix changes. Revenues per test are a function of both the nature of the test and the payer (Medicare, Medicaid, third party insurer, institutional client etc.). Our policy is to record as revenue the amounts that we expect to collect based on published or contracted amounts and/or prior experience with the payer. We have established a reserve for uncollectible amounts based on estimates of what we will collect from a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) co-payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers. On December 31, 2006, our Allowance for Doubtful Accounts was approximately $103,500, a 174% increase from our balance at December 31, 2005 of $37,800. The allowance for doubtful accounts was approximately 6% of accounts receivables on December 31, 2006 and December 31, 2005.

Cost of Revenue

During 2006, our cost of revenue increased approximately 144% to $2,759,000 from $1,133,000 in 2005, primarily as a result of the 214% increase in testing volumes as well as increased costs from opening new lines of business and this is explained further as follows:

•	Increase of approximately 234% in employee labor and benefit related costs
•	Increase of approximately 136% in supply costs; and
•	Increase of approximately 183% in postage and delivery costs

Gross Profit

As a result of the 244% increase in revenue and 144% increase in cost of revenue, our gross profit increased 394% to $3,717,000 in 2006, from a gross profit of $753,000 in 2005. When expressed as a percentage of revenue, our gross margins increased from 39.9% in 2005 to 57.4% in 2006. This increase in gross profit and gross profit margin was largely a result of higher testing volumes in 2006 and the economies of scale related to such higher volumes.

General and Administrative Expenses

During 2006, our general and administrative expenses increased by approximately 130% to $3,577,000 from approximately $1,553,000 in 2005. This increase was primarily a result of higher personnel and personnel-related expenses associated with the increase in management, sales and administrative headcount that was necessary to manage the significant increases in test volumes described above. In addition to management, sales, and administrative personnel, our general and administrative expenses also include all overhead and technology expenses as well, which have also increased as a result of higher test volumes. Finally we had an increase in bad debt expense as a result of increased revenue.

Other Income/Expense

Other income for the twelve months ended December 31, 2006 consisted of approximately $56,000 related to the settlement on December 29, 2006 of our 2002 research and license agreement with Ciphergen Biosystems. We paid Ciphergen $34,000 to discharge our required performance under the research and license agreement. We had approximately $90,000 of deferred revenue related to that agreement which was reversed and resulted in other income. However, the company also recorded in General and Administrative expenses a $53,000 impairment related to the write-off of the remaining undepreciated book value of the Ciphergen protein chip mass spectrometer.

Interest expense for 2006 increased approximately 65% to approximately $326,000 from approximately $197,000 for 2005. Interest expense is primarily comprised of interest payable on advances under our Credit Facility with Aspen, which has increased as a result of our increased borrowing to fund operations and increases in the prime interest rate during 2006, and to a lesser extent interest on capital leases entered into during 2006.

Net Loss

As a result of the foregoing, our net loss decreased by approximately 87% to $130,000 in 2006 from $997,000 in 2005.

 Liquidity and Capital Resources

During the fiscal year ended December 31, 2006, our operating activities used approximately $694,000 in cash compared with $902,000 used in 2005. This amount primarily represented cash tied-up in receivables as a result of increased revenues and to a lesser extent cash used to pay the expenses associated with our operations as well as fund our other working capital. We also spent approximately $399,000 on new equipment in 2006 compared with $118,000 in 2005. We were able to finance operations and equipment purchases primarily through the sale of equity securities which provided approximately $1,090,000 and to a lessor extent with borrowings on the Aspen credit facility. This resulted in net cash provided by financing activities of approximately $1,208,000 in 2006 compared to $918,000 in 2005. At December 31, 2006 and December 31, 2005, we had cash and cash equivalents of approximately $126,000, and $11,000 respectively.

On January 18, 2006, the Company entered into a binding letter agreement (the "Aspen Agreement") with Aspen Select Healthcare, LP, which provided, among other things, that:

(a) Aspen waived certain pre-emptive rights in connection with the sale of $400,000 of common stock at a purchase price of $0.20/share and the granting of 900,000 warrants with an exercise price of $0.26/share to SKL Limited Partnership, LP ("SKL" as more fully described below) in exchange for five year warrants to purchase 150,000 shares at an exercise price of $0.26/share (the “Waiver Warrants”).

(b) Aspen had the right, up to April 30, 2006, to purchase up to $200,000 of restricted shares of the Company's common stock at a purchase price per share of $0.20/share (1,000,000 shares) and receive a five year warrant to purchase 450,000 shares of the Company's common stock at an exercise price of $0.26/share in connection with such purchase (the "Equity Purchase Rights"). On March 14, 2006, Aspen exercised its Equity Purchase Rights.

(c) Aspen and the Company amended the Loan Agreement, dated March 23, 2005 (the "Loan Agreement") between the parties to extend the maturity date until September 30, 2007 and to modify certain covenants (such Loan Agreement as amended, the "Credit Facility Amendment").

(d) Aspen had the right, until April 30, 2006, to provide up to $200,000 of additional secured indebtedness to the Company under the Credit Facility Amendment and to receive a five year warrant to purchase up to 450,000 shares of the Company's common stock with an exercise price of $0.26/share (the "New Debt Rights").On March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement.

(e) The Company agreed to amend and restate the warrant agreement, dated March 23, 2005, to provide that all 2,500,000 warrant shares (the "Existing Warrants") were vested and the exercise price per share was reset to $0.31 per share.

(f) The Company agreed to amend the Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Existing Warrants, the Waiver Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

We borrowed an additional $100,000 from the Aspen credit facility in May 2006, $25,000 in September 2006 and $50,000 in December 2006. At December 31, 2006, $1,675,000 was outstanding on the credit facility, which bears interest at prime plus 6%, and $25,000 remained available. Subsequent to December 31, 2006 we borrowed the remaining $25,000 available under the Aspen Facility.

During the period from January 18 - 21, 2006, the Company entered into agreements with four other shareholders who are parties to a Shareholders’ Agreement, dated March 23, 2005, to exchange five year warrants to purchase an aggregate of 150,000 shares of stock at an exercise price of $0.26/share for such shareholders’ waiver of their pre-emptive rights under the Shareholders’ Agreement.

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

On June 6, 2005, we entered into a Standby Equity Distribution Agreement (“S.E.D.A.”) with Cornell Capital Partners, LP (“Cornell”). Pursuant to the S.E.D.A., the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $5.0 million.

On June 6, 2006 as a result of not terminating our S.E.D.A. with Cornell, a short-term note payable in the amount of $50,000 became due to Cornell and was subsequently paid in July 2006 from the proceeds of a $53,000 advance under the S.E.D.A.

The following sales of common stock have been made under our S.E.D.A. with Cornell since it was first declared effective on August 1, 2005.

Request	Completion	Shares of	Gross	Cornell	Escrow	Net
Date	Date	Common Stock	Proceeds	Fee	Fee	Proceeds	ASP(1)

8/29/2005	9/8/2005	63,776	$25,000	$1,250	$500	$23,250

12/10/2005	12/18/2005	241,779	50,000	2,500	500	47,000

Subtotal - 2005		305,555	$75,000	$3,750	$1,000	$70,250	$0.25

7/19/2006	7/28/2006	83,491	53,000	2,500	500	50,000

8/8/2006	8/16/2006	279,486	250,000	12,500	500	237,000

10/18/2006	10/23/2006	167,842	200,000	10,000	500	189,500

Subtotal - 2006		530,819	$503,000	$25,000	$1,500	$476,500	$0.95

12/29/2006	1/10/2007	98,522	150,000	7,500	500	142,000

1/16/2007	1/24/2007	100,053	150,000	7,500	500	142,000

2/1/2007	2/12/2007	65,902	100,000	5,000	500	94,500

2/19/2007	2/28/2007	166,611	250,000	12,500	500	237,000

2/28/2007	3/7/2007	180,963	250,000	12,500	500	237,000

Subtotal - 2007 YTD		612,051	$900,000	$45,000	$2,500	$852,500	$1.47

Total Since Inception		1,448,425	$1,478,000	$73,750	$5,000	$1,399,250	$1.02

Remaining		-	$3,522,000	-	-	-

Total Facility		-	$5,000,000	-	-	-

(1) Average Selling Price of shares issued

At the present time, we anticipate that based on our current business plan, operations and our plans to repay or refinance the Aspen Credit Facility of $1.7 million that is due September 30, 2007, we will need to raise approximately $3 - $5 million of new working capital in FY2007. This estimate of our cash needs does not include any additional funding which may be required for growth in our business beyond that which is planned, strategic transactions or acquisitions. We plan to raise this additional money through issuing a combination of debt and/or equity securities primarily to banks and/or other large institutional investors. To the extent we are not successful in this regard, we plan to use our S.E.D.A. with Cornell, which currently has $3,522,000 of remaining availability to fund our operations. In the event that the Company grows faster than we currently anticipate or we engage in strategic transactions or acquisitions and our cash on hand and availability under the S.E.D.A. is not sufficient to meet our financing needs, we may need to raise additional capital from other resources. In such event, the Company may not be able to obtain such funding on attractive terms or at all and the Company may be required to curtail its operation. On March 29, 2007 we had approximately $274,000 in cash on hand.

Capital Expenditures

We currently forecast capital expenditures for 2007 in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $1,500,000 to $2,000,000 of additional capital equipment during the next twelve months. We plan to fund these expenditures via capital leases. If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Commitments

Operating Leases

In August 2003, we entered into a three year lease for 5,200 square feet at our laboratory facility in Fort Myers, Florida. On June 29, 2006 we signed an amendment to the original lease which extended the lease through June 30, 2011. The amendment included the rental of an additional 4,400 square feet adjacent to our current facility. This space will allow for future expansion of our business. The lease was further amended on January 17, 2007 but this amendment did not materially alter the terms of the lease, which has total payments of approximately $653,000 over the remaining life of the lease, including annual increases of rental payments of 3% per year. Such amount excludes estimated operating and maintenance expenses and property taxes.

As part of the acquisition of The Center for CytoGenetics, Inc. by the Company on April 18, 2006, we assumed the lease of an 850 square foot facility in Nashville, Tennessee. The lease expires on August 31, 2008. The average monthly rental expense is approximately $1,350 per month. This space was not adequate for our future plans and the Company is currently not using the facility and is actively trying to sublease this facility. On June 15, 2006, we entered into a lease for a new facility totaling 5,386 square feet of laboratory space in Nashville, Tennessee. This space will be adequate to accommodate our current plans for the Tennessee laboratory. As part of the lease, we have the right of first refusal on an additional 2,420 square feet, if needed, directly adjacent to the facility. The lease is a five year lease and results in total payments by us of approximately $340,000.

On August 1, 2006, the Company entered into a lease for 1,800 square feet of laboratory space in Irvine, California. The lease is a nine month lease and results in total payments by the Company of approximately $23,000. This lease will expire on April 30, 2007. We are currently in negotiations on a new larger facility, which can accommodate our future growth.

Future minimum lease payments under these leases as of December 31, 2006 are as follows:

Years ending December 31,	Amounts

2007	$227,082
2008	219,471
2009	214,015
2010	219,907
2011	105,710
Total minimum lease payments	$986,185

Capital Leases

During 2006, we entered into the following capital leases:

Date	Type	Months	Cost	Monthly Payment	Balance at December 31
March 2006	Laboratory Equipment	60	$134,200	$2,692	$117,117
August 2006	Laboratory Equipment	60	48,200	1,200	43,724
August 2006	Laboratory Equipment	60	98,400	2,366	90,140
August 2006	Laboratory Equipment	60	101,057	2,316	89,630
August 2006	Laboratory Equipment	60	100,200	2,105	86,740
November 2006	Laboratory Equipment	60	19,900	434	19,348
November 2006	Computer Equipment	60	9,700	228	9,366
December 2006	Computer Equipment	48	19,292	549	17,742
December 2006	Computer Equipment	48	25,308	718	24,003
December 2006	Office Equipment	60	46,100	994	45,567

Total			$602,357	$13,602	$543,377

Future minimum lease payments under these leases as of December 31, 2006 are as follows:

Years ending December 31,	Amounts

2007	$163,219
2008	163,219
2009	163,219
2010	161,951
2011	89,582
Total future minimum lease payments	741,190
Less amount representing interest	197,813
Present value of future minimum lease payments	543,377
Less current maturities	94,430

Obligations under capital leases - long term	$448,947

The equipment covered under the lease agreements is pledged as collateral to secure the performance of the future minimum lease payments above.

Legal Contingency

On October 26, 2006, Accupath Diagnostics Laboratories, Inc. d/b/a US Labs (“US Labs”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles naming as defendants the Company and its president, Robert Gasparini. Also individually named are Company employees Jeffrey Schreier, Maria Miller, Douglas White and Gary Roche.

The complaint alleges the following causes of action: 1) Misappropriation of Trade Secrets; 2) Tortious Interference with Prospective Economic Advantage; 3) Unfair Competition (Common Law); and 4) Unfair Competition (Cal. Bus. & Prof. Code section 17200). The allegations are the result of the Company's hiring four salespeople who were formerly employed by US Labs. Specifically, US Labs alleges that the Company had access to the US Labs salaries of the new hires, and was therefore able to obtain them as employees.

US Labs also sought broad injunctive relief against NeoGenomics preventing the Company from doing business with its customers. US Labs requests were largely denied, but the court did issue a much narrower preliminary injunction that prevents NeoGenomics from soliciting the four new employees' former US Labs customers until trial.

Discovery commenced in December 2006. While the Company received unsolicited and inaccurate salary information for three individuals that were ultimately hired, no evidence of misappropriation of trade secrets has been discovered by either side. As such, the Company is currently contemplating filing motions to narrow or end the litigation, and expects to ultimately prevail at trial.

We believe that none of US Labs’ claims will be affirmed at trial; however, even if they were, NeoGenomics does not believe such claims would result in a material impact to our business. At this time we cannot accurately predict our legal fees but if this case were to proceed to trial, we estimate that our legal fees could be as high as $300,000 to $400,000 in FY 2007.

Purchase Commitment

On June 22, 2006, we entered into an agreement to purchase three automated FISH signal detection and analysis systems over the next 24 months for a total of $420,000. We agreed to purchase two systems immediately and to purchase a third system in the next 15 months if the vendor is able to make certain improvements to the system. As of December 31, 2006, the Company had purchased and installed 2 of the systems.

Subsequent Event

On April 2, 2007, we concluded an agreement with Power3 Medical Products, Inc., a New York Corporation (“Power3”) regarding the formation of a joint venture Contract Research Organization (“CRO”) and the issuance of convertible debentures and related securities by Power3 to us. Power3 is an early stage company engaged in the discovery, development, and commercialization of protein biomarkers. Under the terms of the agreement, NeoGenomics and Power3 will jointly own a CRO and begin commercializing Power3’s intellectual property portfolio of 17 patents pending by developing diagnostic tests and other services around one or more of the 523 protein biomarkers that Power3 believes it has discovered to date. Power3 has agreed to license all of its intellectual property on a non-exclusive basis to the CRO for selected commercial applications as well as provide certain management personnel. We will provide access to cancer samples, management and sales & marketing personnel, laboratory facilities and working capital. Subject to final negotiation, we will own a minimum of 60% and up to 80% of the new CRO venture which is anticipated to be launched in the third or fourth quarter of FY 2007.

As part of the agreement, we will provide $200,000 of working capital to Power3 by purchasing a convertible debenture on or before April 16, 2007. We were also granted two options to increase our stake in Power3 to up to 60% of the Power3 fully diluted shares outstanding. The first option (the “First Option”) is a fixed option to purchase convertible preferred stock of Power3 that is convertible into such number of shares of Power3 common stock, in one or more transactions, up to 20% of Power3’s voting common stock at a purchase price per share, which will also equal the initial conversion price per share, equal to the lesser of a) $0.20/share, or b) an equity valuation of $20,000,000 divided by the fully-diluted shares outstanding on the date of the exercise of the First Option. This First Option is exercisable for a period starting on the date of purchase of the convertible debenture by NeoGenomics and extending until the day which is the later of a) November 16, 2007 or b) the date that certain milestones specified in the agreement have been achieved. The First Option is exercisable in cash or NeoGenomics common stock at our option, provided, however, that we must include at least $1.0 million of cash in the consideration if we elect to exercise this First Option. In addition to purchasing convertible preferred stock as part of the First Option, we are also entitled to receive that number of warrants which is equal to the same percentage as the percentage of convertible preferred stock being purchased on such day of Power3’s warrants and options. Such warrants will have an exercise price equal to the initial conversion price of the convertible preferred stock that was purchased and will have a five year term.

The second option (the “Second Option”), which is only exercisable to the extent that we have exercised the First Option, provides that we will have the option to increase our stake in Power3 to up to 60% of fully diluted shares of Power3 over the twelve month period beginning on the expiration date of the First Option in one or a series of transactions by purchasing additional convertible preferred stock of Power3 that is convertible into voting common stock and receiving additional warrants. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised within six (6) months of exercise of the First Option, be the lesser of a) $0.40/share or b) an equity price per share equal to $40,000,000 divided by the fully diluted shares outstanding on the date of any purchase. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised after six (6) months, but within twelve (12) months of exercise of the First Option, be the lesser of a) $0.50/share or b) an equity price per share equal to $50,000,000 divided by the fully diluted shares outstanding on the date of any purchase. The exercise price of the Second Option may be paid in cash or in any combination of cash and our common stock at our option. In addition to purchasing convertible preferred stock as part of the Second Option, we are also entitled to receive that number of warrants which is equal to the same percentage as the percentage of convertible preferred stock being purchased on such day of Power3’s warrants and options. Such warrants will have an exercise price equal to the initial conversion price of the convertible preferred stock being purchased that date and will have a five year term.

Employment Contracts

On December 14, 2004, we entered into an employment agreement with Robert P. Gasparini to serve as our President and Chief Science Officer. The employment agreement has an initial term of three years, effective January 3, 2005; provided, however that either party may terminate the agreement by giving the other party sixty days written notice. The employment agreement specifies an initial base salary of $150,000/year, with specified salary increases to $185,000/year over the first 18 months of the contract. Mr. Gasparini is also entitled to receive cash bonuses for any given fiscal year in an amount equal to 15% of his base salary if he meets certain targets established by the Board of Directors. In addition, Mr. Gasparini was granted 1,000,000 Incentive Stock Options that have a ten year term so long as Mr. Gasparini remains an employee of the Company (these options, which vest according to the passage of time and other performance-based milestones, resulted in us recording stock based compensation expense under SFAS 123(R) beginning in 2006. Mr. Gasparini's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other health insurance and relocation benefits. In the event that Mr. Gasparini is terminated without cause by the Company, the Company has agreed to pay Mr. Gasparini's base salary and maintain his employee benefits for a period of six months.

Recent Accounting Pronouncements

SFAS 159 - ‘The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115’

In February 2007, the FASB issued Financial Accounting Standard No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 or FAS 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option.

The following are eligible items for the measurement option established by this Statement:

1.	Recognized financial assets and financial liabilities except:

a.	An investment in a subsidiary that the entity is required to consolidate

b.	An interest in a variable interest entity that the entity is required to consolidate

c.
Employers’ and plans’ obligations (or assets representing net over funded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements.

d.	Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, Accounting for Leases.

e.	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions

f.
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

2.	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

3.	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services

4.	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option:

1.	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

2.	Is irrevocable (unless a new election date occurs)

3.	Is applied only to entire instruments and not to portions of instruments.

The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We have not yet determined what effect, if any, adoption of this Statement will have on our financial position or results of operations.

SFAS 158 - ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)’

In September 2006, the FASB issued Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R), or FAS 158. This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; (b) recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, Employers’ Accounting for Pensions, or FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. This statement is not expected to have a significant effect on our financial statements.

SFAS 157 - ‘Fair Value Measurements’

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a standard definition for fair value establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

SAB 108 - ‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

FIN 48 - ‘Accounting for Uncertainty in Income Taxes’

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, we shall initially recognize tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. We shall initially and subsequently measure such tax positions as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll-forward of unrecognized tax benefits. We will adopt this interpretation as required in 2007 and will apply its provisions to all tax positions upon initial adoption with any cumulative effect adjustment recognized as an adjustment to retained earnings. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

SFAS 156 - ‘Accounting for Servicing of Financial Assets’

In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement:

a.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
b.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
c.	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.
d.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

e.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

SFAS 155 - ‘Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140’

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

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

Recently Adopted Accounting Standards

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in our financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We adopted SFAS 123R using the modified prospective method and, accordingly, did not restate prior periods to reflect the fair value method of recognizing compensation cost. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.

The shareholders of the Company have approved our Equity Incentive Plan, as amended and restated on October 31, 2006 (the “Plan”), that permits the grant of stock awards and stock options to officers, directors, employees and consultants. Options granted under the plan are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Under this Plan, we are authorized to grant awards for up to 12% of our Adjusted Diluted Shares Outstanding (as defined in the Plan), which equated to 3,819,890 shares of our common stock as of December 31, 2006. As of December 31, 2006, option and stock awards totaling 2,116,667 shares were outstanding. Options typically have a 10 year life and vest over 3 or 4 years but each grant’s vesting and exercise price provisions are determined by the Board of Directors at the time the awards are granted.

               As a result of adopting SFAS 123R on January 1, 2006, we recorded compensation cost related to stock options of approximately $64,000 for the year ended December 31, 2006. As of December 31, 2006, there was approximately $123,000 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.52 years.

    Prior to January 1, 2006, we applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which required compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost relating to stock options was reflected in net income (loss). If we had expensed stock options for the year ended December 31, 2005 our net loss and pro forma net loss per share amounts would have been reflected as follows:

2005
Net loss:
As reported	$(997,160)
Pro forma	$(1,022,550)

Loss per share:
As reported	$(0.04)
Pro forma	$(0.05)

     We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The fair value of options granted during 2006 was estimated on the date of the grants using the following approximate assumptions: dividend yield of 0%, expected volatility of 12 - 44% (depending on the date of issue), risk-free interest rate of 4.5 - 4.6% (depending on the date of issue), and an expected life of 3 or 4 years.

     SEC Staff Accounting Bulletin 107 (SAB 107) requires that the estimate of fair value used in valuing employee equity options should reflect the assumptions marketplace participants would use in determining how much to pay for an instrument on the date of the measurement (generally the grant date for equity awards). We calculate expected volatility for stock options by taking the standard deviation of the stock price for the 3 months preceding the option grant and dividing it by the average stock price for the same 3 month period. We believe that since the Company’s financial condition and prospects continue to improve significantly on a quarterly and annual basis, no reasonable market participants would value NeoGenomics stock options, if there were any such options that traded on a public exchange, by using expected future volatility estimates based on anything other than recent market information. This conclusion is based on our Principal Financial Officer’s previous experience as a senior executive in one of the largest over the counter options trading firms in the U.S. and his intimate knowledge of how professional investors value exchange traded options. As such we do not believe that using historical volatility information from anything other than the most recent 3 month period prior to a grant date as the basis for estimating future volatility is consistent with the provisions of SAB 107. Therefore, over the last four years we have consistently estimated future volatility in determining the fair value of employee options based on the three month period prior to any given grant date. The risk-free interest rate we use in determining the fair value of equity awards under the Black Scholes model is the equivalent U.S. Treasury yield in effect at the time of grant for an instrument with a similar expected life as the option.

The status of our stock options and stock awards are summarized as follows:

	Number	Weighted Average
	Of Shares	Exercise Price
Outstanding at December 31, 2004	882,329	$0.16

Granted	1,442,235	0.27
Exercised	(42,235)	0.00
Canceled	(482,329)	0.09
Outstanding at December 31, 2005	1,800,000	0.27

Granted	1,010,397	0.69
Exercised	(211,814)	0.31
Canceled	(481,916)	0.41
Outstanding at December 31, 2006	2,116,667	0.43

Exercisable at December 31, 2006	1,155,166	$0.28

The following table summarizes information about our options outstanding at December 31, 2006:

		Weighted Average		Weighted
Exercise Price	Number Outstanding	Remaining Contractual Life (in years)	Options Exercisable	Average Exercise Price
$ 0.00-0.30	1,289,000	7.9	1,032,500	$ 0.25
$ 0.31-0.46	188,417	7.4	73,916	$ 0.34
$ 0.47-0.71	406,250	9.5	28,750	$ 0.62
$ 0.72-1.08	85,000	9.7	0	$ 0.00
$ 1.09-1.64	148,000	9.9	20,000	$ 1.30

	2,116,667		1,155,166

The weighted average fair value of options granted during 2006 was approximately $130,000 or $0.13 per option share. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during 2006 was approximately $214,000 or $1.03 per option share exercised. During the year ended December 31, 2006, the amount of cash received from the exercise of stock options was $64,000. The total fair value of shares vested during the year is $37,000.

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

SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this Statement did not have any material impact on our financial statements.

ITEM 7. FINANCIAL STATEMENTS

NEOGENOMICS, INC.

Consolidated Financial Statements as of
December 31, 2006 and for the years ended
December 31, 2006 and 2005 and
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoGenomics, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheet of NeoGenomics, Inc. and subsidiary (collectively the “Company”), as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A.

April 2, 2007
Tampa, FL

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$126,266
Accounts receivable (net of allowance for doubtful accounts of $103,463)	1,549,758
Inventories	117,362
Other current assets	102,172
Total current assets	1,895,558

FURNITURE AND EQUIPMENT (net of accumulated depreciation of $494,942)	1,202,487

OTHER ASSETS	33,903

TOTAL ASSETS	$3,131,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$697,754
Accrued compensation	133,490
Accrued expenses and other liabilities	67,098
Due to affiliates (net of discount of $39,285)	1,635,715
Short-term portion of equipment capital leases	94,430
Total current liabilities	2,628,487

LONG TERM LIABILITIES:
Long-term portion of equipment capital leases	448,947

TOTAL LIABILITIES	3,077,434
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, (100,000,000 shares authorized; 27,061,476
shares issued and outstanding)	27,061
Additional paid-in capital	11,300,135
Deferred stock compensation	(122,623)
Accumulated deficit	(11,150,059)
Total stockholders’ equity	54,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,131,948

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

NET REVENUE	$6,475,996	$1,885,324

COST OF REVENUE	2,759,190	1,132,671

GROSS MARGIN	3,716,806	752,653

OTHER OPERATING EXPENSE
General and administrative	3,576,812	1,553,017

OTHER (INCOME)/EXPENSE:
Other income	(55,970)	(42)
Interest expense	325,625	196,838
Other (income)/expense - net	269,655	196,796

NET LOSS	$(129,661)	$(997,160)
NET LOSS PER SHARE - Basic and Diluted	$(0.00)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and Diluted	26,166,031	22,264,435

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common	Common	Additional	Deferred
	Stock	Stock	Paid-In	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balances, December 31, 2004	21,539,416	$ 21,539	$ 9,603,664	$ (28,620)	$ (10,023,238)	$ (426,655)

Common Stock issuances	1,237,103	1,237	394,763	-	-	396,000
Transaction fees and expenses	-	-	(191,160)	-	-	(191,160)
Options issued to Scientific Advisory Board members	-	-	-	2,953	-	2,953
Value of non-qualified stock options	-	-	5,638	(5,638)	-	-
Warrants issued for services	-	-	187,722	-	-	187,722
Stock issued for services	60,235	60	15,475	-	-	15,535
Deferred stock compensation related to warrants issued for services	-	-	(10,794)	10,794	-	-
Amortization of deferred stock compensation	-	-	-	17,826	-	17,826
Net loss	-	-	-	-	(997,160)	(997,160)

Balances, December 31, 2005	22,836,754	22,836	10,005,308	(2,685)	(11,020,398)	(994,939)

Common Stock issuances for cash	3,530,819	3,531	1,099,469	-	-	1,103,000
Common Stock issued for acquisition	100,000	100	49,900	-	-	50,000
Transaction fees and expenses	-	-	(80,189)	-	-	(80,189)
Adjustment of credit facility discount	-	-	2,365		-	2,365
Exercise of stock options and warrants	546,113	546	66,345	-	-	66,891
Warrants and stock issued for services	7,618	8	7,642	-	-	7,650
Payment of Note on Cornell Capital fee	-	-	(50,000)	-	-	(50,000)
Stock issued to settle accounts payable	40,172	40	15,627	-	-	15,667
Value of stock option grants	-	-	183,668	(183,668)	-	-
Stock compensation expense	-	-	-	63,730	-	63,730
Net loss	-	-	-	-	(129,661)	(129,661)

Balances, December 31, 2006	27,061,476	$ 27,061	$ 11,300,135	$ (122,623)	$ (11,150,059)	$ 54,514

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,661)	$(997,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	233,632	123,998
Impairment of fixed assets	53,524	50,000
Amortization of credit facility discounts and debt issue costs	72,956	57,068
Stock based compensation	63,730	-
Non-cash consulting and bonuses	7,650	85,877
Provision for bad debts	444,133	132,633
Other non-cash expenses	59,804	29,576
Changes in current assets and liabilities, net:
Accounts receivable, net	(1,442,791)	(627,241)
Inventory	(57,362)	(44,878)
Other current assets	(101,805)	(54,529)
Deposits	(31,522)	300
Deferred revenues	(100,000)	(10,000)
Accounts payable and accrued expenses and other liabilities	233,930	352,305

NET CASH USED IN OPERATING ACTIVITIES:	(693,782)	(902,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(398,618)	(117,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates, net	175,000	760,000
Notes payable	2,000	-
Repayments of capital leases	(58,980)	-
Debt issue costs	-	(53,587)
Issuances of common stock for cash, net of transaction expenses	1,089,702	211,662

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,207,722	918,075

NET CHANGE IN CASH AND CASH EQUIVALENTS	115,322	(101, 604)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,944	112,548

CASH AND CASH EQUIVALENTS, END OF YEAR	$126,266	$10,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$269,316	$136,936

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment leased under capital leases	$602,357	-
Common stock issued for acquisition	$50,000	-
__________________________________________________________________________________
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

Reclassification

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition

Net revenues are recognized in the period when tests are performed and consist primarily of net patient revenues that are recorded based on established billing rates less estimated discounts for contractual allowances principally for patients covered by Medicare, Medicaid and managed care and other health plans. Adjustments of the estimated discounts are recorded in the period payment is received. These revenues also are subject to review and possible audit by the payers. We believe that adequate provision has been made for any adjustments that may result from final determination of amounts earned under all the above arrangements. There are no known material claims, disputes or unsettled matters with any payers that are not adequately provided for in the accompanying consolidated financial statements.

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

Concentrations of Credit Risk

We currently market our services to pathologists, oncologists, urologists, hospitals and other clinical laboratories. During 2006, we performed 12,838 individual tests. Ongoing sales efforts have decreased dependence on any given source of revenue. Notwithstanding this fact, several key customers still account for a disproportionately large case volume and revenues. In 2005, four customers accounted for 65% of our total revenue. For the year ended December 31, 2006, three customers represented 61% of our revenue with each party representing greater than 15% of such revenues. As revenue continues to increase, these concentrations are expected to decease. In the event that we lost one of these customers, we would potentially lose a significant percentage of our revenues.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain all of our cash and cash equivalents in deposit accounts with several high quality financial institutions, which accounts may at times exceed federally insured limits. We have not experienced any losses in such accounts.

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

We also believe the book value of our long-term liabilities approximates their fair value as the consideration (i.e. interest and, in certain cases, warrants) on such obligations approximate the consideration at which similar types of borrowing arrangements could be currently obtained.

Furniture and Equipment

Furniture and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is provided using the straight-line method over the assets’ estimated useful lives, which range from 3 to 7 years.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. As a result of experiencing losses from operations, we evaluated our long-lived assets during 2006 and 2005 and determined that certain equipment had a remaining net book value in excess of their fair value (as determined by our management). Accordingly, we recorded an impairment loss of approximately $54,000 during the year ended December 31, 2006 and $50,000 during the year ended December 31, 2005.

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

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (R) (“SFAS 123 (R)”), Share-Based Payments, which is effective for the reporting period beginning on January 1, 2006. The statement requires us to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. We had the option to either apply SFAS 123 (R) on a modified prospective method or to restate previously issued financial statements, and chose to utilize the modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

In January 2006, we adopted the expense recognition provisions of SFAS 123 (R), and for the year ended December 31, 2006 we recorded approximately $64,000 in stock compensation expense. If we had expensed stock options for the year ended December 31, 2005 the stock compensation expense would have been approximately $25,000.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Unamortized Discount

Unamortized discount resulting from transaction expenses incurred in the establishment of the Credit Facility (see Note G) is being amortized to interest expense over the contractual life of the Credit Facility (24 months) using the straight line method.

Net Loss Per Common Share

We compute loss per share in accordance with Financial Accounting Standards Statement No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of December 31, 2006 and 2005, which consisted of employee stock options and certain warrants issued to consultants and other providers of financing to the Company, were excluded from diluted net loss per common share calculations as of such dates because they were anti-dilutive.

Recent Pronouncements

SFAS 159 - ‘The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115’

In February 2007, the FASB issued Financial Accounting Standard No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 or FAS 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option.

The following are eligible items for the measurement option established by this Statement:

1.	Recognized financial assets and financial liabilities except:

a.	An investment in a subsidiary that the entity is required to consolidate

b.	An interest in a variable interest entity that the entity is required to consolidate

c.
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements.

d.	Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, Accounting for Leases.

e.	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions

f.
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

2.	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

3.	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services

4.	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option:

1.	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

2.	Is irrevocable (unless a new election date occurs)

3.	Is applied only to entire instruments and not to portions of instruments.

The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We have not yet determined what effect, if any, adoption of this Statement will have on our financial position or results of operations.

SFAS 158 - ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)’

In September 2006, the FASB issued Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R), or FAS 158. This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; (b) recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, Employers’ Accounting for Pensions, or FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

SFAS 157 - ‘Fair Value Measurements’

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard establishes a standard definition for fair value establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

SAB 108 - ‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

FIN 48 - ‘Accounting for Uncertainty in Income Taxes’

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, we shall initially recognize tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. We shall initially and subsequently measure such tax positions as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. We will adopt this interpretation as required in 2007 and will apply its provisions to all tax positions upon initial adoption with any cumulative effect adjustment recognized as an adjustment to retained earnings. Adoption of this statement is not expected to have any material effect on our financial position or results of operation.

SFAS 156 - ‘Accounting for Servicing of Financial Assets’

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement:

a.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
b.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
c.	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.
d.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

e.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

SFAS 155 - ‘Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140’

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

Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

Recently Adopted Accounting Standards

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

SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this Statement did not have any material impact on our financial statements.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in our financial statements. The specific information on share-based payments are contained in Note E to the financial statements.

NOTE B - LIQUIDITY

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2006, we had stockholders’ equity of approximately $54,000. Subsequent to December 31, 2006, we enhanced our working capital by issuing 612,051 shares of common stock for $900,000. We also have the ability to draw up to $3,522,000 available under our Standby Equity Distribution Agreement with Cornell Capital. As such, we believe we have adequate cash resources to meet our operating commitments for the next twelve months and accordingly our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - FURNITURE AND EQUIPMENT, NET

Furniture and equipment consists of the following at December 31, 2006:

Equipment	$1,566,330
Leasehold Improvements	12,945
Furniture & Fixtures	118,154
Subtotal	$1,697,429

Less accumulated depreciation and amortization	(494,942)
Furniture and Equipment, net	$1,202,487

Equipment under capital leases, included above, consists of the following at December 31, 2006:

Equipment	$585,131
Furniture & Fixtures	17,226
Subtotal	$602,357

Less accumulated depreciation and amortization	(43,772)
Furniture and Equipment, net	$558,585

NOTE D - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during 2005, and for financial reporting purposes during 2006 in the accompanying consolidated statements of operations. As we have significant loss carryforwards for tax purposes, no provisions for income taxes and/or deferred income taxes payable have been provided in the accompanying consolidated financial statements.

At December 31, 2006, we have net operating loss carryforwards of approximately $2,100,000 (the significant difference between this amount, and our accumulated deficit of approximately $11,150,000 arises primarily from certain stock based compensation that is considered to be a permanent difference). Assuming our net operating loss carryforwards are not disallowed because of certain “change in control” provisions of the Internal Revenue Code, these net operating loss carryforwards expire in various years through the year ended December 31, 2026. However, we have established a valuation allowance to fully reserve our deferred income tax assets as such assets did not meet the required asset recognition standard established by SFAS 109. Our valuation allowance decreased by $200 during the year ended December 31, 2006.

At December 31, 2006, our current and non-current deferred income tax assets (assuming an effective income tax rate of approximately 40%) consisted of the following:

Net current deferred income tax asset:

Allowance for doubtful accounts	$39,900
Less valuation allowance	(39,900)
Total	$-

Net non-current deferred income tax asset:

Net operating loss carryforwards	$816,500
Accumulated depreciation and impairment	(75,600)
Subtotal	740,900
Less valuation allowance	(740,900)
Total	$-

NOTE E - INCENTIVE STOCK OPTIONS AND AWARDS

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in our financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We adopted SFAS 123R using the modified prospective method and, accordingly, did not restate prior periods to reflect the fair value method of recognizing compensation cost. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.

The shareholders of the Company have approved our Equity Incentive Plan, as amended and restated on October 31, 2006 (the “Plan”), that permits the grant of stock awards and stock options to officers, directors, employees and consultants. Options granted under the plan are either Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”). Under this Plan, we are authorized to grant awards for up to 12% of our Adjusted Diluted Shares Outstanding (as defined in the Plan), which equated to 3,819,890 shares of our common stock as of December 31, 2006. As of December 31, 2006, option and stock awards totaling 2,116,667 shares were outstanding. Options typically have a 10 year life and vest over 3 or 4 years but each grant’s vesting and exercise price provisions are determined by the Board of Directors at the time the awards are granted.

As a result of adopting SFAS 123R on January 1, 2006, we recorded compensation cost related to stock options of approximately $64,000 for the year ended December 31, 2006. As of December 31, 2006, there was approximately $123,000 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a weighted average period of 1.52 years.

Prior to January 1, 2006, we applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which required compensation costs to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost relating to stock options was reflected in net income (loss). If we had expensed stock options for the year ended December 31, 2005 our net loss and pro forma net loss per share amounts would have been reflected as follows:

2005
Net loss:
As reported	$(997,160)
Pro forma	$(1,022,550)

Loss per share:
As reported	$(0.04)
Pro forma	$(0.05)

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The fair value of options granted during 2006 was estimated on the date of the grants using the following approximate assumptions: dividend yield of 0%, expected volatility of 12% - 44% (depending on the date of issue), risk-free interest rate of 4.5% - 4.6% (depending on the date of issue), and an expected life of 3 or 4 years.

SEC Staff Accounting Bulletin 107 (SAB 107) requires that the estimate of fair value used in valuing employee equity options should reflect the assumptions marketplace participants would use in determining how much to pay for an instrument on the date of the measurement (generally the grant date for equity awards). We calculate expected volatility for stock options by taking the standard deviation of the stock price for the 3 months preceding the option grant and dividing it by the average stock price for the same 3 month period. We believe that since the Company’s financial condition and prospects continue to improve significantly on a quarterly and annual basis, no reasonable market participants would value NeoGenomics stock options, if there were any such options that traded on a public exchange, by using expected future volatility estimates based on anything other than recent market information. This conclusion is based on our Principal Financial Officer’s previous experience as a senior executive in one of the largest over the counter options trading firms in the U.S. and his intimate knowledge of how professional investors value exchange traded options. As such we do not believe that using historical volatility information from anything other than the most recent 3 month period prior to a grant date as the basis for estimating future volatility is consistent with the provisions of SAB 107. Therefore, over the last four years we have consistently estimated future volatility in determining the fair value of employee options based on the three month period prior to any given grant date. The risk-free interest rate we use in determining the fair value of equity awards under the Black Scholes model is the equivalent U.S. Treasury yield in effect at the time of grant for an instrument with a similar expected life as the option.

The status of our stock options and stock awards are summarized as follows:

	Number	Weighted Average
	Of Shares	Exercise Price
Outstanding at December 31, 2004	882,329	$0.16

Granted	1,442,235	0.27
Exercised	(42,235)	0.00
Canceled	(482,329)	0.09
Outstanding at December 31, 2005	1,800,000	0.27

Granted	1,010,397	0.69
Exercised	(211,814)	0.31
Canceled	(481,916)	0.41
Outstanding at December 31, 2006	2,116,667	0.43

Exercisable at December 31, 2006	1,155,166	$0.28

The following table summarizes information about our options outstanding at December 31, 2006:

		Weighted Average		Weighted
Exercise Price	Number Outstanding	Remaining Contractual Life (in years)	Options Exercisable	Average Exercise Price
$ 0.00-0.30	1,289,000	7.9	1,032,500	$ 0.25
$ 0.31-0.46	188,417	7.4	73,916	$ 0.34
$ 0.47-0.71	406,250	9.5	28,750	$ 0.62
$ 0.72-1.08	85,000	9.7	0	$ 0.00
$ 1.09-1.64	148,000	9.9	20,000	$ 1.30

	2,116,667		1,155,166

The weighted average fair value of options granted during 2006 was approximately $130,000 or $0.13. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during 2006 was approximately $214,000 or $1.03 per option share exercised. During the year ended December 31, 2006, the amount of cash received from the exercise of stock options was approximately $64,000. The total fair value of shares vested during the year is $37,000.

NOTE F - COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2003, we entered into a three year lease for 5,200 square feet at our laboratory facility in Fort Myers, Florida. On June 29, 2006 we signed an amendment to the original lease which extended the lease through June 30, 2011. The amendment included the rental of an additional 4,400 square feet adjacent to our current facility. This space will allow for future expansion of our business. The lease was further amended on January 17, 2007 but this amendment did not materially alter the terms of the lease, which has total payments of approximately $653,000 over the remaining life of the lease, including annual increases of rental payments of 3% per year. Such amount excludes estimated operating and maintenance expenses and property taxes.

As part of the acquisition of The Center for CytoGenetics, Inc. by the Company on April 18, 2006, we assumed the lease of an 850 square foot facility in Nashville, Tennessee. The lease expires on August 31, 2008. The average monthly rental expense is approximately $1,350 per month. This space was not adequate for our future plans and the Company is currently not using the facility and is actively trying to sublease this facility. On June 15, 2006, we entered into a lease for a new facility totaling 5,386 square feet of laboratory space in Nashville, Tennessee. This space will be adequate to accommodate our current plans for the Tennessee laboratory. As part of the lease, we have the right of first refusal on an additional 2,420 square feet, if needed, directly adjacent to the facility. The lease is a five year lease and results in total payments by us of approximately $340,000.

On August 1, 2006, the Company entered into a lease for 1,800 square feet of laboratory space in Irvine, California. The lease is a nine month lease and results in total payments by the Company of approximately $23,000. This lease will expire on April 30, 2007. We are currently in negotiations on a new larger facility, which can accommodate our future growth.

Future minimum lease payments under these leases as of December 31, 2006 are as follows:

Years ending December 31,	Amounts

2007	$227,082
2008	219,471
2009	214,015
2010	219,907
2011	105,710
Total minimum lease payments	$986,185

Capital Leases

During 2006, we entered into the following capital leases:

Date	Type	Months	Cost	Monthly Payment	Balance at December 31
March 2006	Laboratory Equipment	60	$134,200	$2,692	$117,117
August 2006	Laboratory Equipment	60	48,200	1,200	43,724
August 2006	Laboratory Equipment	60	98,400	2,366	90,140
August 2006	Laboratory Equipment	60	101,057	2,316	89,630
August 2006	Laboratory Equipment	60	100,200	2,105	86,740
November 2006	Laboratory Equipment	60	19,900	434	19,348
November 2006	Computer Equipment	60	9,700	228	9,366
December 2006	Computer Equipment	48	19,292	549	17,742
December 2006	Computer Equipment	48	25,308	718	24,003
December 2006	Office Equipment	60	46,100	994	45,567

Total			$602,357	$13,602	$543,377

Future minimum lease payments under these leases as of December 31, 2006 are as follows:

Years ending December 31,	Amounts

2007	$163,219
2008	163,219
2009	163,219
2010	161,951
2011	89,582
Total future minimum lease payments	741,190
Less amount representing interest	197,813
Present value of future minimum lease payments	543,377
Less current maturities	94,430

Obligations under capital leases - long term	$448,947

The furniture and equipment covered under the lease agreements (see Note C) is pledged as collateral to secure the performance of the future minimum lease payments above.

Legal Contingency

On October 26, 2006, Accupath Diagnostics Laboratories, Inc. d/b/a US Labs (“US Labs”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles naming as defendants the Company and its president, Robert Gasparini. Also individually named are Company employees Jeffrey Schreier, Maria Miller, Douglas White and Gary Roche.

The complaint alleges the following causes of action: 1) Misappropriation of Trade Secrets; 2) Tortious Interference with Prospective Economic Advantage; 3) Unfair Competition (Common Law); and 4) Unfair Competition (Cal. Bus. & Prof. Code section 17200). The allegations are the result of the Company's hiring four salespeople who were formerly employed by US Labs. Specifically, US Labs alleges that the Company had access to the US Labs salaries of the new hires, and were therefore able to obtain them as employees.

US Labs also sought broad injunctive relief against NeoGenomics preventing the Company from doing business with its customers. US Labs requests were largely denied, but the court did issue a much narrower preliminary injunction that prevents NeoGenomics from soliciting the four new employees' former US Labs customers until trial.

Discovery commenced in December 2006. While the Company received unsolicited and inaccurate salary information for three individuals that were ultimately hired, no evidence of misappropriation of trade secrets has been discovered by either side. As such, the Company is currently contemplating filing motions to narrow or end the litigation, and expects to ultimately prevail at trial.

We believe that none of US Labs’ claims will be affirmed at trial; however, even if they were, NeoGenomics does not believe such claims would result in a material impact to our business.

Purchase Commitment

On June 22, 2006, we entered into an agreement to purchase three automated FISH signal detection and analysis systems over the next 24 months for a total of $420,000. We agreed to purchase two systems immediately and to purchase a third system in the next 15 months if the vendor is able to make certain improvements to its system. As of December 31, 2006, the Company had purchased and installed 2 of the systems.

Employment Contracts

On December 14, 2004, we entered into an employment agreement with Robert P. Gasparini to serve as our President and Chief Science Officer. The employment agreement has an initial term of three years, effective January 3, 2005; provided, however that either party may terminate the agreement by giving the other party sixty days written notice. The employment agreement specifies an initial base salary of $150,000/year, with specified salary increases to $185,000/year over the first 18 months of the contract. Mr. Gasparini is also entitled to receive cash bonuses for any given fiscal year in an amount equal to 15% of his base salary if he meets certain targets established by the Board of Directors. In addition, Mr. Gasparini was granted 1,000,000 Incentive Stock Options that have a ten year term so long as Mr. Gasparini remains an employee of the Company (these options, which vest according to the passage of time and other performance-based milestones, resulted in us recording stock based compensation expense beginning in 2005). Mr. Gasparini's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other health insurance and relocation benefits. In the event that Mr. Gasparini is terminated without cause by the Company, the Company has agreed to pay Mr. Gasparini's base salary and maintain his employee benefits for a period of six months.

NOTE G- OTHER RELATED PARTY TRANSACTIONS

During 2006 and 2005, Steven C. Jones, a director of the Company, earned $71,000 and $51,000, respectively, in cash for various consulting work performed in connection with his duties as Acting Principal Financial Officer.

During 2006, George O’Leary, a director of the Company, earned $20,900 in cash for various management consulting work performed for the Company.

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

On March 23, 2005, we entered into an agreement with Aspen Select Healthcare, LP (formerly known as MVP 3, LP) (“Aspen”) to refinance our existing indebtedness of $740,000 and provide for additional liquidity of up to $760,000 to the Company. Under the terms of the agreement, Aspen, a Naples, Florida-based private investment fund made available to us up to $1.5 million (subsequently increased to $1.7 million, as described below) of debt financing in the form of a revolving credit facility (the “Credit Facility”) with an initial maturity of March 31, 2007. Aspen is managed by its General Partner, Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics. We incurred $53,587 of transaction expenses in connection with establishing the Credit Facility, which have been capitalized and are being amortized to interest expense over the term of the agreement. As part of this transaction, we issued a five year warrant to Aspen to purchase up to 2,500,000 shares of common stock at an initial exercise price of $0.50/share, all of which are currently vested. We recorded $131,337 for the value of such Warrant as of the original commitment date as a discount to the face amount of the Credit Facility. The Company is amortizing such discount to interest expense over the 24 months of the Credit Facility. As of December 31, 2006, $1,700,000 was available for use and $1,675,000 had been drawn.

In addition, as a condition to these transactions, the Company, Aspen and certain individual shareholders agreed to amend and restate their shareholders’ agreement to provide that Aspen will have the right to appoint up to three of seven of our directors and one mutually acceptable independent director. We also entered into an amended and restated Registration Rights Agreement, dated March 23, 2005 with Aspen and certain individual shareholders, which grants to Aspen certain demand registration rights (with no provision for liquidated damages) and which grants to all parties to the agreement, piggyback registration rights.

On January 18, 2006, the Company entered into a binding letter agreement (the "Aspen Agreement") with Aspen Select Healthcare, LP, which provided, among other things, that:

(a) Aspen waived certain pre-emptive rights in connection with the sale of $400,000 of common stock at a purchase price of $0.20/share and the granting of 900,000 warrants with an exercise price of $0.26/share to SKL Limited Partnership, LP ("SKL" as more fully described below) in exchange for five year warrants to purchase 150,000 shares at an exercise price of $0.26/share (the “Waiver Warrants”).

(b) Aspen had the right, up to April 30, 2006, to purchase up to $200,000 of restricted shares of the Company's common stock at a purchase price per share of $0.20/share (1,000,000 shares) and receive a five year warrant to purchase 450,000 shares of the Company's common stock at an exercise price of $0.26/share in connection with such purchase (the "Equity Purchase Rights"). On March 14, 2006, Aspen exercised its Equity Purchase Rights.

(c) Aspen and the Company amended the Loan Agreement, dated March 23, 2005 (the "Loan Agreement") between the parties to extend the maturity date until September 30, 2007 and to modify certain covenants (such Loan Agreement as amended, the "Credit Facility Amendment").

(d) Aspen had the right, until April 30, 2006, to provide up to $200,000 of additional secured indebtedness to the Company under the Credit Facility Amendment and to receive a five year warrant to purchase up to 450,000 shares of the Company's common stock with an exercise price of $0.26/share (the "New Debt Rights").On March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement.

(e) The Company agreed to amend and restate the warrant agreement, dated March 23, 2005, to provide that all 2,500,000 warrant shares (the "Existing Warrants") were vested and the exercise price per share was reset to $0.31 per share.

(f) The Company agreed to amend the Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Existing Warrants, the Waiver Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

During the period from January 18 - 21, 2006, the Company entered into agreements with four other shareholders who are parties to the certain Shareholders’ Agreement dated March 23, 2005, to exchange five year warrants to purchase an aggregate of 150,000 shares of stock at an exercise price of $0.26/share for such shareholders’ waiver of their pre-emptive rights under the Shareholders’ Agreement.

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

On March 11, 2005, we entered into an agreement with HCSS, LLC and eTelenext, Inc. to enable NeoGenomics to use eTelenext, Inc’s Accessioning Application, AP Anywhere Application and CMQ Application. HCSS, LLC is a holding company created to build a small laboratory network for the 50 small commercial genetics laboratories in the United States. HCSS, LLC is owned 66.7% by Dr. Michael T. Dent, our Chairman. Under the terms of the agreement, the Company paid $22,500 over three months to customize this software and will pay an annual membership fee of $6,000 per year and monthly transaction fees of between $2.50 - $10.00 per completed test, depending on the volume of tests performed. The eTelenext system is an elaborate laboratory information system (LIS) that is in use at many larger laboratories. By assisting in the formation of the small laboratory network, the Company will be able to increase the productivity of its technologists and have on-line links to other small laboratories in the network in order to better manage its workflow.

NOTE H - EQUITY FINANCING TRANSACTIONS

On January 3, 2005, we issued 27,288 shares of common stock under the Company’s 2003 Equity Incentive Plan to two employees of the Company in satisfaction of $6,822 of accrued, but unpaid, vacation.

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

On June 6, 2006 as a result of not terminating our Standby Equity Distribution Agreement with Cornell, a short-term note payable in the amount of $50,000 became due to Cornell and was subsequently paid in July 2006.

The following sales of common stock have been made under our Standby Equity Distribution Agreement with Cornell since it was first declared effective on August 1, 2005.

Request	Completion	Shares of	Gross	Cornell	Escrow	Net
Date	Date	Common Stock	Proceeds	Fee	Fee	Proceeds	ASP(1)

8/29/2005	9/8/2005	63,776	$25,000	$1,250	$500	$23,250

12/10/2005	12/18/2005	241,779	50,000	2,500	500	47,000

Subtotal - 2005		305,555	$75,000	$3,750	$1,000	$70,250	$0.25

7/19/2006	7/28/2006	83,491	53,000	2,500	500	50,000

8/8/2006	8/16/2006	279,486	250,000	12,500	500	237,000

10/18/2006	10/23/2006	167,842	200,000	10,000	500	189,500

Subtotal - 2006		530,819	$503,000	$25,000	$1,500	$476,500	$0.95

12/29/2006	1/10/2007	98,522	150,000	7,500	500	142,000

1/16/2007	1/24/2007	100,053	150,000	7,500	500	142,000

2/1/2007	2/12/2007	65,902	100,000	5,000	500	94,500

2/19/2007	2/28/2007	166,611	250,000	12,500	500	237,000

2/28/2007	3/7/2007	180,963	250,000	12,500	500	237,000

Subtotal - 2007 YTD		612,051	$900,000	$45,000	$2,500	$852,500	$1.47

Total Since Inception		1,448,425	$1,478,000	$73,750	$5,000	$1,399,250	$1.02

Remaining		-	$3,522,000	-	-	-

Total Facility		-	$5,000,000	-	-	-

(1) Average Selling Price of shares issued

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

On January 18, 2006, the Company entered into a binding letter agreement (the "Aspen Agreement") with Aspen Select Healthcare, LP, as described in Note G.

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

NOTE I - SUBSEQUENT EVENT

On April 2, 2007, we concluded an agreement with Power3 Medical Products, Inc., a New York Corporation (“Power3”) regarding the formation of a joint venture Contract Research Organization (“CRO”) and the issuance of convertible debentures and related securities by Power3 to us. Power3 is an early stage company engaged in the discovery, development, and commercialization of protein biomarkers. Under the terms of the agreement, NeoGenomics and Power3 will jointly own a CRO and begin commercializing Power3’s intellectual property portfolio of 17 patents pending by developing diagnostic tests and other services around one or more of the 523 protein biomarkers that Power3 believes it has discovered to date. Power3 has agreed to license all of its intellectual property on a non-exclusive basis to the CRO for selected commercial applications as well as provide certain management personnel. We will provide access to cancer samples, management and sales & marketing personnel, laboratory facilities and working capital. Subject to final negotiation, we will own a minimum of 60% and up to 80% of the new CRO venture which is anticipated to be launched in the third or fourth quarter of FY 2007.

As part of the agreement, we will provide $200,000 of working capital to Power3 by purchasing a convertible debenture on or before April 16, 2007. We were also granted two options to increase our stake in Power3 to up to 60% of the Power3 fully diluted shares outstanding. The first option (the “First Option”) is a fixed option to purchase convertible preferred stock of Power3 that is convertible into such number of shares of Power3 common stock, in one or more transactions, up to 20% of Power3’s voting common stock at a purchase price per share, which will also equal the initial conversion price per share, equal to the lesser of a) $0.20/share, or b) an equity valuation of $20,000,000 divided by the fully-diluted shares outstanding on the date of the exercise of the First Option. This First Option is exercisable for a period starting on the date of purchase of the convertible debenture by NeoGenomics and extending until the day which is the later of a) November 16, 2007 or b) the date that certain milestones specified in the agreement have been achieved. The First Option is exercisable in cash or NeoGenomics common stock at our option, provided, however, that we must include at least $1.0 million of cash in the consideration if we elect to exercise this First Option. In addition to purchasing convertible preferred stock as part of the First Option, we are also entitled to receive that number of warrants which is equal to the same percentage as the percentage of convertible preferred stock being purchased on such day of Power3’s warrants and options . Such warrants will have an exercise price equal to the initial conversion price of the convertible preferred stock that was purchased and will have a five year term.

The second option (the “Second Option”), which is only exercisable to the extent that we have exercised the First Option, provides that we will have the option to increase our stake in Power3 to up to 60% of fully diluted shares of Power3 over the twelve month period beginning on the expiration date of the First Option in one or a series of transactions by purchasing additional convertible preferred stock of Power3 that is convertible into voting common stock and receiving additional warrants. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised within six (6) months of exercise of the First Option, be the lesser of a) $0.40/share or b) an equity price per share equal to $40,000,000 divided by the fully diluted shares outstanding on the date of any purchase. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised after six (6) months, but within twelve (12) months of exercise of the First Option, be the lesser of a) $0.50/share or b) an equity price per share equal to $50,000,000 divided by the fully diluted shares outstanding on the date of any purchase. The exercise price of the Second Option may be paid in cash or in any combination of cash and our common stock at our option. In addition to purchasing convertible preferred stock as part of the Second Option, we are also entitled to receive that number of warrants which is equal to the same percentage as the percentage of convertible preferred stock being purchased on such day of Power3’s warrants and options. Such warrants will have an exercise price equal to the initial conversion price of the convertible preferred stock being purchased that date and will have a five year term.

End of Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Accounting Officer and Acting Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Acting Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s fourth fiscal quarter ended December 31, 2006, the Company’s Principal Executive Officer, Principal Accounting Officer and Acting Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our members of the Board of Directors and other executives as of March 15, 2007:

Name	Age	Position
Board of Directors:
Robert P. Gasparini	52	President and Chief Science Officer, Board Member
Steven C. Jones	43	Acting Principal Financial Officer, Board Member
Michael T. Dent	42	Chairman of the Board

George G. O’Leary	44	Board Member
Peter M. Peterson	50	Board Member

Other Executives:
Robert J. Feeney	39	Vice President of Sales and Marketing
Matthew William Moore	33	Vice President of Research and Development

Jerome J. Dvonch	38	Principal Accounting Officer

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

Robert P. Gasparini, M.S. - President and Chief Science Officer, Board Member

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

Steven C. Jones - Acting Principal Financial Officer, Board Member

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

George G. O’Leary - Board Member

Mr. O’Leary is a Director of NeoGenomics and is currently running his own consulting firm, SKS Consulting of South Florida Corp. where he consults for NeoGenomics as well as several other companies. Prior to that he was President of US Medical Consultants, LLC. Prior to assuming his duties with US Medical, he was a consultant to the company and acting Chief Operating Officer. Prior to NeoGenomics, Mr. O’Leary was the President and CFO of Jet Partners, LLC from 2002 to 2004. During that time he grew annual revenues from $12 million to $17.5 million. Prior to Jet Partners, Mr. O’Leary was CEO and President of Communication Resources Incorporated (CRI) from 1996 to 2000. During that time he grew annual revenues from $5 million to $40 million. Prior to CRI, Mr. O’Leary held various positions including VP of Operations for Cablevision Industries from 1987 to 1996. Mr. O’Leary was a CPA with Peat Marwick Mitchell from 1984 to 1987. He received his BBA in Accounting from Siena College in Albany, New York.

Peter M. Peterson - Board Member

Mr. Peterson is a Director of NeoGenomics and is the founder of Aspen Capital Partners, LLC which specializes in capital formation, mergers & acquisitions, divestitures, and new business start-ups. Mr. Peterson is also the Chairman and Founder of CleanFuel USA and the Chairman of Innovative Software Technologies (OTCBB: INIV). Prior to forming Aspen Capital Partners, Mr. Peterson was Managing Director of Investment Banking with H. C. Wainwright & Co. Prior to Wainwright, Mr. Peterson was president of First American Holdings and Managing Director of Investment Banking. Previous to First American, he served in various investment banking roles and was the co-founder of ARM Financial Corporation. Mr. Peterson was one of the key individuals responsible for taking ARM Financial public on the OTC market and the American Stock Exchange. Under Mr. Peterson’s financial leadership, ARM Financial Corporation was transformed from a diversified holding company into a national clinical laboratory company with 14 clinical laboratories and ancillary services with over $100 million in assets. He has also served as an officer or director for a variety of other companies, both public and private. Mr. Peterson earned a Bachelor of Science degree in Business Administration from the University of Florida.

Robert J. Feeney, Ph.D - Vice President of Sales and Marketing

Mr. Feeney has served as Vice President of Sales and Marketing since January 3, 2007. Prior to NeoGenomics, he served in a dual capacity as the Director of Marketing and the Director of Scientific & Clinical Affairs for US Labs, a division of Laboratory Corporation of America (LabCorp). Prior to that, Dr. Feeney held a variety of roles including the National Manager of Clinical Affairs and the Central Regional Sales Manager position where he managed up to 33% of the sales force. In his first full year with US Labs, he grew revenue from $1 million to $17 million in this geography. Prior to US Labs, Dr. Feeney was employed with Eli Lilly and Company as an Associate Marketing Manager and with Impath Inc., now a wholly owned division of Genzyme Genetics, where he held various positions including Regional Sales Manager and District Sales Manager assignments. Dr. Feeney has over 14 years of sales and marketing experience with 17 years in the medical industry. Dr. Feeney received his Bachelors of Science degree in Biology from Dickinson College and his doctoral degree in Cellular and Developmental Biology from the State University of New York.

Matthew William Moore, Ph.D. - Vice President of Research and Development

Mr. Moore has served as Vice President of Research and Development since July 2006. Prior to that he served as Vice President of Research and Development for Combimatrix Molecular Diagnostics, a subsidiary of Combimatrix Corporation, a biotechnology company, developing novel microarray, Q-PCR and Comparative Genomic Hybridization based diagnostics. Prior to Combimatrix Molecular Diagnostics, he served as a senior scientist with US Labs, a division of Laboratory Corporation of America (LabCorp) where he was responsible for the initial implementation of the Molecular in Situ Hybridization and Molecular Genetics programs. Mr. Moore received his Bachelors of Science degree in Biotechnology, where he graduated with honors and his doctoral degree from the University of New South Wales, Australia.

Jerome J. Dvonch - Director of Finance, Principal Accounting Officer

Mr. Dvonch has served as director of finance since August 2005 and as acting principal accounting officer since August 2006. From June 2004 through July 2005, Mr. Dvonch was Associate Director of Financial Planning and Analysis with Protein Design Labs, a bio-pharmaceutical company. From September 2000 through June 2004, Mr. Dvonch held positions of increasing responsibility including Associate Director of Financial Analysis and Reporting with Exelixis, Inc., a biotechnology company. He also was Manager of Business Analysis for Pharmchem Laboratories, a drug testing laboratory. Mr. Dvonch has extensive experience in strategic planning, SEC reporting and accounting in the life science industry. He also has experience in mergers and acquisitions and with debt/equity financing transactions. Mr. Dvonch is a Certified Public Accountant and received his M.B.A. from the Simon School of Business at the University of Rochester. He received his B.B.A. in accounting from Niagara University.

Audit Committee

Currently, the Company’s Audit Committee of the Board of Directors is comprised of Steven C. Jones and George O’Leary. The Board of Directors believes that both Mr. Jones and Mr. O’Leary are “financial experts” (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B). Mr. Jones is a Managing Member of Medical Venture Partners, LLC, which serves as the general partner of Aspen Select Healthcare LP, a partnership which controls approximately 36.1% of the voting stock of the Company. Thus Mr. Jones would not be considered an “independent” director under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934 (the “Act”). However, Mr. O’Leary would be considered an “independent” director under Item 7(d)(3)(iv) of Schedule 14A of the Act.

Compensation Committee

Currently, the Company’s Compensation Committee of the Board of Directors is comprised of the Board Members except for Mr. Gasparini.

Code of Ethics

The Company adopted a Code of Ethics for its senior financial officers and the principal executive officer during 2004 as published in our 10-KSB dated April 15, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation paid by the Company to or on behalf of our most highly compensated executive officers for the fiscal years ended December 31, 2006, 2005, and 2004:

Summary Compensation Table

Name and Principal Capacity	Year	Salary		Other Compensation
Robert P. Gasparini President & Chief Science Officer	2006 2005 2004	$183,500 $162,897 $ 22,500	(3)	$87,900 $28,128 --	(1) (2)
Jerome Dvonch Principal Accounting Officer	2005 2004 2003	$ 92,846 $ 35,890 -		$20,850 13,441 -	(4) (5)
Steven Jones Acting Principal Financial Officer and Director	2006 2005 2004	$ 71,000 $ 51,000 $ 72,500	(6) (6) (6)	- - -

(1)	Mr. Gasparini had other income from the exercise of 90,000 stock options.

(2)	Mr. Gasparini moved to Florida from California during 2005 and this represents his relocation expenses paid by the Company.

(3)	Mr. Gasparini was appointed as President and Chief Science Officer on January 3, 2005. During 2004, he acted as a consultant to the Company and the amounts indicated represent his consulting income.

(4)	Mr. Dvonch had other income from the exercise of 15,000 stock options.

(5)	Mr. Dvonch moved to Florida from California during 2005 and this represents his relocation expenses paid by the Company.

(6)	Mr. Jones has acted as a consultant to the Company and the amounts indicated represent his consulting income.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 29, 2007, with respect to each person known by the Company to own beneficially more than 5% of the Company’s outstanding common stock, each director and officer of the Company and all directors and executive officers of the Company as a group. The Company has no other class of equity securities outstanding other than common stock.

Title of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class(1)
Common	Aspen Select Healthcare, LP (2) 1740 Persimmon Drive Naples, Florida 34109	13,553,279	43.38%
Common	Steven C. Jones (3) 1740 Persimmon Drive Naples, Florida 34109	14,110,577	45.12%
Common	Michael T. Dent M.D. (4) 1726 Medical Blvd. Naples, Florida 34110	2,731,492	9.70%
Common	George O’Leary (5) 6506 Contempo Lane Boca Raton, Florida 33433	200,000	0.72%
Common	Robert P. Gasparini (6) 20205 Wildcat Run Estero, FL 33928	712,500	2.46%
Common	Peter M. Peterson (7) 2402 S. Ardson Place Tampa, FL 33629	13,553,279	43.38%
Common	SKL Family Limited Partnership (8) 984 Oyster Court Sanibel, FL 33957	2,900,000	10.14%
Common	Robert J. Feeney 7359 Fox Hollow Ridge Zionsville, IN 46077	15,625	-
Common	Matthew W. Moore 3751 Pine Street Irvine, Ca 92606	14,375	_-
Common	Jerome J. Dvonch 11169 Lakeland Circle Fort Myers, FL 33913	38,416	-
Common	Directors and Officers as a Group (2 persons)	17,754,569	54.39%

(1) Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Aspen Select Healthcare, LP (“Aspen”) has direct ownership of 10,003,279 shares and has certain warrants with 3,550,000 shares currently exercisable. The general partner of Aspen is Medical Venture Partners, LLC, an entity controlled by Steven C. Jones.

(3) Steven C. Jones, director of the Company, has direct ownership of 530,000 shares and currently exercisable warrants to purchase an additional 27,298 shares, but as a member of the general partner of Aspen, he has the right to vote all shares held by Aspen, thus 10,533,279 shares and 3,577,298 currently exercisable warrant shares have been added to his total.

(4) Michael T. Dent, a director of the Company, has direct ownership of 2,258,535 shares, currently exercisable warrants to purchase 72,992 shares, and currently exercisable options to purchase 400,000 shares.

(5) George O’Leary, a director of the Company, has direct ownership of 200,000 warrants, of which 150,000 are currently exercisable. He also has options to purchase 50,000 shares, of which 50,000 shares are currently exerciseable.

(6)  Robert Gasparini, President of the Company, has direct ownership of 15,000 shares, and has 935,000 options to purchase shares, of which 697,500 are currently exercisable.

(7) Peter M. Peterson is a member of the general partner of Aspen and has the right to vote all shares held by Aspen. Thus 10,003,279 shares and 3,550,000 currently exercisable warrant shares have been added to his total. Mr. Peterson does not own any other stock of the Company except through his affiliation with Aspen.

(8) SKL Family Limited Partnership has direct ownership of 2,000,000 shares and currently exercisable warrants to purchase 900,000 shares.

(9) Robert J. Feeney, Vice President of Sales and Marketing, has 275,000 options to purchase shares, of which 15,625 are currently exercisable.

(10) Matthew W. Moore, Vice President of Research and Development, has 105,000 options to purchase shares, of which 14,375 are currently exercisable.

(11) Jerome J. Dvonch, Principal Accounting Officer, has 150,000 options to purchase shares, of which 38,416 shares are currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2006 and 2005, Steven C. Jones, a director of the Company, earned $70,667 and $51,000, respectively, in cash for various consulting work performed connection with his duties as Acting Principle Financial Officer.

During 2006, George O’Leary, a director of the Company, earned $20,900 in cash for various management consulting work performed for the Company.

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

On March 23, 2005, we entered into an agreement with Aspen Select Healthcare, LP (formerly known as MVP 3, LP) (“Aspen”) to refinance our existing indebtedness of $740,000 and provide for additional liquidity of up to $760,000 to the Company. Under the terms of the agreement, Aspen, a Naples, Florida-based private investment fund made available up to $1.5 million (subsequently increased to $1.7 million, as described below) of debt financing in the form of a revolving credit facility (the “Credit Facility”) with an initial maturity of March 31, 2007. Aspen is managed by its General Partner, Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics. We incurred $53,587 of transaction expenses in connection with establishing the Credit Facility, which have been capitalized and are being amortized to interest expense over the term of the agreement. As part of this transaction, we issued a five year warrant to Aspen to purchase up to 2,500,000 shares of common stock at an initial exercise price of $0.50/share, all of which are currently vested. We accrued $131,337 for the value of such Warrant as of the original commitment date as a discount to the face amount of the Credit Facility. The Company is amortizing such discount to interest expense over the 24 month of the Credit Facility. As of December 31, 2005, $1,700,000 was available for use and $1,675,000 had been drawn.

On January 18, 2006, the Company entered into a binding letter agreement (the "Aspen Agreement") with Aspen Select Healthcare, LP, which provided, among other things, that:

(a) Aspen waived certain pre-emptive rights in connection with the sale of $400,000 of common stock at a purchase price of $0.20/share and the granting of 900,000 warrants with an exercise price of $0.26/share to SKL Limited Partnership, LP ("SKL" as more fully described below) in exchange for five year warrants to purchase 150,000 shares at an exercise price of $0.26/share (the “Waiver Warrants”).

(b) Aspen had the right, up to April 30, 2006, to purchase up to $200,000 of restricted shares of the Company's common stock at a purchase price per share of $0.20/share (1,000,000 shares) and receive a five year warrant to purchase 450,000 shares of the Company's common stock at an exercise price of $0.26/share in connection with such purchase (the "Equity Purchase Rights"). On March 14, 2006, Aspen exercised its Equity Purchase Rights.

(c) Aspen and the Company amended the Loan Agreement, dated March 23, 2005 (the "Loan Agreement") between the parties to extend the maturity date until September 30, 2007 and to modify certain covenants (such Loan Agreement as amended, the "Credit Facility Amendment").

(d) Aspen had the right, until April 30, 2006, to provide up to $200,000 of additional secured indebtedness to the Company under the Credit Facility Amendment and to receive a five year warrant to purchase up to 450,000 shares of the Company's common stock with an exercise price of $0.26/share (the "New Debt Rights").On March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement.

(e) The Company agreed to amend and restate the warrant agreement, dated March 23, 2005, to provide that all 2,500,000 warrant shares (the "Existing Warrants") were vested and the exercise price per share was reset to $0.31 per share.

(f) The Company agreed to amend the Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Existing Warrants, the Waiver Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

We borrowed an additional $100,000 from the Aspen credit facility in May 2006, $25,000 in September 2006 and $50,000 in December 2006. At December 31, 2006, $1,675,000 was outstanding on the credit facility, which bears interest at prime plus 6%, and $25,000 remained available. Subsequent to December 31, 2006 we borrowed the remaining $25,000 available under the Aspen Facility.

During the period from January 18 - 21, 2006, the Company entered into agreements with four other shareholders who are parties to a Shareholders’ Agreement, dated March 23, 2005, to exchange five year warrants to purchase an aggregate of 150,000 shares of stock at an exercise price of $0.26/share for such shareholders’ waiver of their pre-emptive rights under the Shareholders’ Agreement.

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

On March 11, 2005, we entered into an agreement with HCSS, LLC and eTelenext, Inc. to enable NeoGenomics to use eTelenext, Inc’s Accessioning Application, AP Anywhere Application and CMQ Application. HCSS, LLC is a holding company created to build a small laboratory network for the 50 small commercial genetics laboratories in the United States. HCSS, LLC is owned 66.7% by Dr. Michael T. Dent, our Chairman. By becoming the first customer of HCSS in the small laboratory network, the Company saved approximately $152,000 in up front licensing fees. Under the terms of the agreement, the Company paid $22,500 over three months to customize this software and will pay an annual membership fee of $6,000 per year and monthly transaction fees of between $2.50 - $10.00 per completed test, depending on the volume of tests performed. The eTelenext system is an elaborate laboratory information system (LIS) that is in use at many larger labs. By assisting in the formation of the small laboratory network, the Company will be able to increase the productivity of its technologists and have on-line links to other small labs in the network in order to better manage its workflow.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.	DESCRIPTION	FILING REFERENCE
3.1	Articles of Incorporation, as amended	(i)
3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2003.	(ii)
3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003.	(ii)
3.4	Amended and Restated Bylaws, dated April 15, 2003.	(ii)
10.1	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.2	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	(iv)
10.3	Guaranty of NeoGenomics, Inc., dated March 23, 2005	(iv)
10.4	Stock Pledge Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	(iv)
10.5	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	(iii)

10.6	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.7	Employment Agreement, dated December 14, 2005, between Mr. Robert P. Gasparini and the Company	(v)
10.8	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.9	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	(iii)
10.10	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	(iii)
10.11	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	(iii)
10.12	Amended and Restated NeoGenomics Equity Incentive Plan, dated October 31, 2006	(vi)
10.13	NeoGenomics Employee Stock Purchase Plan, dated October 31, 2006	(vi)
10.14	Agreement with Power3 Medical Products, Inc regarding the Formation of Joint Venture & Issuance of Convertible Debenture and Related Securities	Provided herewith
14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	(v)
31.1	Certification by Principal Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification by Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.3	Certification by Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1
Certification by Principal Executive Office, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Provided herewith

(i)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed February 10, 1999.
(ii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, filed May 20, 2003.
(iii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed April 3, 2006.
(iv)	Incorporated by reference to the Company’s Report on Form 8-K, filed March 30, 2005.
(v)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed April 15, 2005.
(vi)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed November 17, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2006	2005

Audit fees	$32,000	$28,000
Audit-related fees	$—	$—
Tax fees	$3,000	$2,000
All other fees, including tax consultation and preparation	$9,000	$—

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

April 2, 2007.
NeoGenomics, Inc.

By: _/s/ Robert P. Gasparini__________
Robert P. Gasparini
President and
Principal Executive Officer

Date: April 2, 2007

By: _/s/ Steven C. Jones
Steven C. Jones
Acting Principal Financial Officer

Date: April 2, 2007

By: _/s/ Jerome Dvonch__________
Jerome Dvonch
Principal Accounting Officer

Date: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael T. Dent	Chairman of the Board	April 2, 2007
Michael T. Dent, M.D.

/s/ Robert P. Gasparini	President and Director	April 2, 2007
Robert P. Gasparini

/s/ Steven C. Jones	Director	April 2, 2007
Steven C. Jones

/s/ George O’Leary	Director	April 2, 2007
George O’Leary

/s/ Peter M. Petersen	Director	April 2, 2007
Peter Petersen