Form 10QSB
period 2007-05-11
NEOGENOMICS INC
filed 2007-05-15
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

 (X)           Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2007

28,061,220

Transitional Small Business Disclosure Format:    YES (    )     NO (X)

NeoGenomics, Inc.

INDEX TO FORM 10-QSB

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheet as of March 31, 2007…..………….…….………………...................................................................................................	4
	Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006…………………………………………………………………………………………………….................................................................................	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 ……....................................................................	6

	Notes to Consolidated Financial Statements……………………………………………..…………….........................................................................	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement)……………………………………………………………….…………………....................................................................................................................	12

Item 3.	Controls and Procedures ……………………………………………………………………............................................................................................	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. ……………………………………………………………………………………...............................................................................	30
Item 2.	Changes in Securities. ………………………………………………………………………………….............................................................................	30
Item 3.	Defaults Upon Senior Securities………………………………………………………………………............................................................................	30
Item 4.	Submission of Matters to a Vote of Securities Holders…………………………………………………......................................................................	30
Item 5.	Other Information ……………………………………………………………………………….........................................................................................	30
Item 6.	Exhibits ……………………………………………………………………………………..................................................................................................	31

Signatures		32

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

                                    NeoGenomics, Inc.

                        CONSOLIDATED BALANCE SHEET AS OF
                                    March 31, 2007
                                    (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$575,393
Accounts receivable (net of allowance for doubtful accounts of $126,363)	1,986,229
Inventories	155,190
Other current assets	106,039
Total current assets	2,822,851

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $492,548)	1,409,381

OTHER ASSETS	39,791

TOTAL	$4,272,023

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$761,071
Accrued compensation	162,672
Accrued and other liabilities	132,030
Short-term portion of equipment leases	142,318
Due to affiliates (net of unamortized discount of $25,813)	1,674,186
Total current liabilities	2,872,277

LONG TERM LIABILITIES -
Long-term portion of equipment leases	610,056

TOTAL LIABILITIES	3,482,333

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized;
27,697,958 shares issued and outstanding	27,698
Additional paid-in capital	12,342,983
Deferred stock compensation	(211,388)
Accumulated deficit	(11,369,603)
Total stockholders’ equity	789,690

TOTAL	$4,272,023

See notes to consolidated financial statements.

                            NeoGenomics, Inc.

                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited)

	For the Three-Months Ended March 31, 2007	For the Three-Months Ended March 31, 2006

REVENUE	$2,242,661	$1,343,800

COST OF REVENUE	936,734	576,797

GROSS PROFIT	1,305,927	767,003

OTHER OPERATING EXPENSES:
Selling, general and administrative	1,426,548	590,684
Interest expense	98,924	69,885
Total other operating expenses	1,525,472	660,569

NET INCOME (LOSS)	$(219,545)	$106,434

NET INCOME (LOSS) PER SHARE - Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic	27,371,233	24,752,083
Diluted	27,371,233	25,512,363

See notes to consolidated financial statements.

                                    NeoGenomics, Inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

	For the Three-Months Ended March 31, 2007	For the Three-Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(219,545)	$106,434
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	81,981	39,691
Equity-based compensation	91,510	21,833
Provision for bad debts	110,000	63,158
Amortization of debt issue costs	5,359	5,359
Impairment of fixed assets	2,235	-
Other non-cash expenses	4,741	9,482
Changes in assets and liabilities, net:
Accounts receivables, net of write-offs	(546,472)	(410,154)
Inventory	(37,828)	13,296
Other current assets	(6,740)	(28,928)
Accounts payable and other liabilities	132,728	(97,907)

NET CASH USED IN OPERATING ACTIVITIES	(382,031)	(277,736)

CASH FLOWS USED IN INVESTING ACTIVITIES -
Purchases of property and equipment	(24,418)	(86,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates, net	25,000	-
Repayment of notes payable	(2,000)	-
Repayment of capital lease	(30,631)	-
Issuances of common stock, net of transaction expenses	863,207	613,628

NET CASH PROVIDED BY FINANCING ACTIVITIES	855,576	613,628

NET INCREASE IN CASH AND CASH EQUIVALENTS	449,127	249,137

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	126,266	10,944

CASH AND CASH EQUIVALENTS, END OF PERIOD	$575,393	$260,081

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$77,922	$50,561

Income taxes paid	$100	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equipment leased under capital lease	$239,579	$134,204

    See notes to consolidated financial statements.

NeoGenomics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A –FORMATION AND OPERATIONS OF THE COMPANY

NeoGenomics, Inc. (“NEO” or the “Subsidiary”) was incorporated under the laws of the state of Florida on June 1, 2001 and on November 14, 2001 agreed to be acquired by American Communications Enterprises, Inc. (“ACE”, or the “Parent”) in a reverse merger transaction.  ACE was formed in 1998 and succeeded to NEO’s name on January 3, 2002 (NEO and ACE are collectively referred to as “we”, “us”, “our” or the “Company”).

Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion all  adjustments  (consisting  of  normal  recurring  adjustments)  considered necessary  for  a  fair statement of the results for the fiscal period have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period.  These financial statements and  notes  should  be  read  in  conjunction  with  our audited  consolidated financial statements  and  notes  thereto for the year ended December 31, 2006 included in our Annual  Report  on  Form  10-KSB.

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

(b) Aspen had the right, up to April 30, 2006, to purchase up to $200,000 of restricted shares of our common stock at a purchase price per share of $0.20/share (1.0 million shares) and receive a five year warrant to purchase up to 450,000 shares of our common stock at an exercise price of $0.26/share in connection with such purchase (the "Equity Purchase Rights"). On March 14, 2006, Aspen exercised its Equity Purchase Rights

(c) Aspen and the Company amended the Loan Agreement, dated March 23, 2005 (the “Loan Agreement”) between the parties to extend the maturity date until September 30, 2007 and to modify certain covenants (such Loan Agreement as amended, the “Credit Facility Amendment”).

(d) Aspen had the right, until April 30, 2006, to provide up to $200,000 of additional secured indebtedness to us under the Credit Facility Amendment and receive a five year warrant to purchase up to 450,000 shares of our common stock with an exercise price of $0.26/share (the "New Debt Rights"). On March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement.

(e) The Company agreed to amend and restate that certain warrant agreement, dated March 23, 2005 to provide that all 2,500,000 warrant shares (the "Existing Warrants") were vested and the exercise price per share of such warrants was reset to $0.31 per share; and

(f) The Company agreed to amend that certain Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Existing Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

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

On June 6, 2006 as a result of not terminating our Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell Capital”) a short-term note payable in the amount of $50,000 became due to Cornell and was subsequently paid in July 2006 from the proceeds of a $53,000 advance under the SEDA.

The following sales of common stock have been made under our SEDA with Cornell since it was first declared effective on August 1, 2005.

Request Date	Completion Date	Shares of Common Stock Issued/Sold	Gross Proceeds Received	Cornell Fee	Escrow Fee	Net Proceeds	ASP(1)

8/29/2005	9/8/2005	63,776	$25,000	$1,250	$500	$23,250

12/10/2005	12/18/2005	241,779	50,000	2,500	500	47,000

Subtotal - 2005		305,555	$75,000	$3,750	$1,000	$70,250	$0.25

7/19/2006	7/28/2006	83,491	53,000	2,500	500	50,000

8/8/2006	8/16/2006	279,486	250,000	12,500	500	237,000

10/18/2006	10/23/2006	167,842	200,000	10,000	500	189,500

Subtotal - 2006		530,819	$503,000	$25,000	$1,500	$476,500	$0.95

12/29/2006	1/10/2007	98,522	150,000	7,500	500	142,000

1/16/2007	1/24/2007	100,053	150,000	7,500	500	142,000

2/1/2007	2/12/2007	65,902	100,000	5,000	500	94,500

2/19/2007	2/28/2007	166,611	250,000	12,500	500	237,000

2/28/2007	3/7/2007	180,963	250,000	12,500	500	237,000

4/5/2007	4/16/2007	164,777	250,000	12,500	500	237,000

4/20/2007	4/30/2007	173,467	250,000	12,500	500	237,000
Subtotal - 2007 YTD		$950,295	$1,400,000	$70,000	$3,500	$1,326,500	$1.48

Total Since Inception		1,786,669	$1,978,000	$98,750	$6,000	$1,873,250	$1.19

Remaining			$3,022,000

Total Facility			$5,000,000

(1) Average Selling Price of shares issued.

NOTE C – OTHER RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, we incurred consulting expense from Steven Jones a director of the Company, for work performed in connection with acting as our principal financial officer in the amount of $21,000 compared to $13,500 for the three months ending March 31, 2006.

For the three months ended March 31, 2007, we incurred consulting expense of $9,500 from George O’Leary a director of the Company for general consulting work.

NOTE D –EQUIPMENT LEASES

Capital Leases

During 2007, we entered into the following capital leases:

				Monthly	Obligation at
Date	Type	Months	Cost	Payment	March 31, 2007
Feb 2007	Computer Hardware	36	$3,618	$127	$3,289
Feb 2007	Computer Hardware	36	4,508	153	4,202
Feb 2007	Lab Equipment	48	80,015	2,289	75,181
Mar 2007	Lab Equipment	60	135,655	2,746	135,646
Mar 2007	Computer Software	36	15,783	527	14,693
Totals			$239,579	$5,842	$233,011

NOTE E – OTHER SUBSEQUENT EVENTS

On April 2, 2007, we concluded a definitive agreement with Power3 Medical Products, Inc., a New York Corporation (“Power3”) regarding the formation of a joint venture Contract Research Organization (“CRO”) and the issuance of convertible debentures and related securities by Power3 to us. Power3 is an early stage company engaged in the discovery, development, and commercialization of protein biomarkers. Under the terms of the agreement, we agreed to enter into a joint venture agreement with Power3 pursuant to which the parties will jointly own a CRO and begin commercializing Power3’s intellectual property portfolio of seventeen patents pending by developing diagnostic tests and other services around one or more of the over 500 protein biomarkers that Power3 believes it has discovered to date. Power3 has agreed to license all of its intellectual property on a non-exclusive basis to the CRO for selected commercial applications as well as provide certain management personnel. We will provide access to cancer samples, management and sales & marketing personnel, laboratory facilities and working capital. Subject to final negotiation of the joint venture agreement, we will own a minimum of 60% and up to 80% of the new CRO venture which is anticipated to be launched in the third or fourth quarter of FY 2007.

As part of the definitive agreement, we provided $200,000 of working capital to Power3 by purchasing a convertible debenture on April 17, 2007 pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between us and Power3. We were also granted two irrevocable options to increase our stake in Power3 to up to 60% of the Power3 fully diluted shares outstanding.  The first option (the “First Option”) is a fixed option to purchase convertible preferred stock of Power3 that is convertible into such number of shares of Power3 common stock, in one or more transactions, up to 20% of Power3’s voting common stock at a purchase price per share, which will also equal the initial conversion price per share, equal to the lesser of (a) $0.20/share, or (b) $20,000,000 divided by the fully-diluted shares outstanding on the date of the exercise of the First Option. This First Option became exercisable on April 17, 2007 and continues to be exercisable until the day which is the later of (c) November 16, 2007 or (d) the date that certain milestones specified in the agreement have been achieved. The First Option is exercisable in cash or NeoGenomics common stock at our option, provided, however, that we must include at least $1.0 million of cash in the consideration if we elect to exercise this First Option. In addition to purchasing convertible preferred stock as part of the First Option, we are also entitled to receive such number of warrants to purchase Power3 common tock that will permit us to maintain our current ownership percentage in Power3 on a fully diluted basis.  Such warrants will have an exercise price equal to the initial conversion price of the convertible preferred stock that was purchased pursuant to the First Option and will have a five year term.

The second option (the “Second Option”), which is only exercisable if we have exercised the First Option, provides that we will have the option to increase our stake in Power3 to up to 60% of fully diluted shares of Power3 over the twelve month period beginning on the expiration date of the First Option in one or a series of transactions by purchasing additional convertible preferred stock of Power3 that is convertible into voting common stock and receiving additional warrants. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised within six months of exercise of the First Option, be the lesser of (a) $0.40/share or (b) $40,000,000 divided by the fully diluted shares outstanding on the date of any purchase. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised after six months, but within twelve months of exercise of the First Option, be the lesser of (y) $0.50/share or (z) an equity price per share equal to $50,000,000 divided by the fully diluted shares outstanding on the date of any purchase. The exercise price of the Second Option may be paid in cash or in any combination of cash and our common stock at our option. In addition to purchasing convertible preferred stock as part of the Second Option, we are also entitled to receive such number of warrants to purchase Power3 common stock that will permit us to maintain our current ownership percentage in Power3 on a fully diluted basis.  Such warrants will have an exercise price equal to the initial conversion price of the convertible preferred stock being purchased that date and will have a five year term.

The Purchase Agreement granted us (1) a right of first refusal with respect to future issuances of Power3 capital stock and (2) the right to appoint a member of the Power3 board of directors so long as we own 10% or more of Power3’s outstanding voting securities.

Operating Leases

On April 5, 2007, we entered into a lease for 8,195 square feet of laboratory space in Irvine, California. The lease is a five year lease and results in total payments by the Company of approximately $771,000 including estimated operating and maintenance expenses and property taxes.  This lease will expire on April 30, 2012.

Financing

As described in Note B, we drew $500,000 from the SEDA subsequent to March 31, 2007.

End of Financial Statements

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (including cautionary statement)

Introduction

The following discussion and analysis should be read in conjunction with the financial statements for the three months ended March 31, 2007, included with this Form 10-QSB.  Readers are also referred to the cautionary statement, which addresses forward-looking statements made by us. As used in this report, the terms "we", "us", "our", “NeoGenomics”, and the “Company” mean NeoGenomics, Inc. and subsidiaries unless otherwise indicated.

Overview

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as “NeoGenomics” or the “Company” in this Form 10-QSB) is the registrant for Securities and Exchange (“SEC”) reporting purposes.  Our common stock is listed on the NASDAQ Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “NGNM.”

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

Genetic and molecular testing typically involves analyzing chromosomes, genes or base pairs of DNA or RNA for abnormalities.  Genetic and molecular testing have become important and highly accurate diagnostic tools over the last five years.  New tests are being developed at an accelerated pace, thus this market niche continues to expand rapidly.  Genetic and molecular testing requires highly specialized equipment and credentialed individuals (typically MD or PhD level) to certify results and typically yields the highest average revenue per test of the three market segments.  The following chart shows the differences between the genetic and molecular niche and other segments of the medical laboratory industry.  Up until approximately five years ago, the genetic and molecular testing niche was considered to be part of the AP segment, but given its rapid growth, it is now more routinely broken out and accounted for as its own segment.

COMPARISON OF THE MEDICAL LABORATORY MARKET SEGMENTS (1)
Attributes	Clinical	Anatomic Pathology	Genetic/Molecular
Testing Performed On
Testing Volume
Physician Involvement
Malpractice Ins. Required
Other Professionals Req.

Level of Automation
Diagnostic in Nature
Types of Diseases Tested

Typical per Price/Test
Estimated Size of Market
Estimated Annual Growth Rate

	Blood, Urine High Low Low None High Usually Not Many Possible $5 - $35/Test $25 - $30 Billion 4% -5%	Tissue/Cells Low High - Pathologist High None Low-Moderate Yes Primarily to Rule out Cancer $25 - $500/Test $10 - $12 Billion 6% – 7%	Chromosomes/Genes/DNA Low Low - Medium Low Cyto/Molecular geneticist Moderate Yes Rapidly Growing $200 - $1,000/Test $4 - $5 Billion (2) 25+%
Established Competitors	Quest Diagnostics LabCorp Bio Reference Labs DSI Laboratories Hospital Labs Regional Labs	Quest Diagnostics LabCorp Genzyme Genetics Ameripath Local Pathologists	Genzyme Genetics Quest Diagnostics LabCorp Major Universities
(1) Derived from industry analyst reports
(2) Includes flow cytometry testing, which historically has been classified under anatomic pathology.

NeoGenomics’ primary focus is to provide high complexity laboratory testing for the community-based pathology and oncology markets.  Within these key market segments, we currently provide our services to pathologists and oncologists in the United States that perform bone marrow and/or peripheral blood sampling for the diagnosis of liquid tumors (leukemias and lymphomas) and archival tissue referral for analysis of solid tumors such as breast cancer.  A secondary strategic focus targets community-based urologists, due to the availability of UroVysion®, a FISH-based test for the initial diagnosis of bladder cancer and early detection of recurrent disease.  We focus on community-based practitioners for two reasons: First, academic pathologists and associated clinicians tend to have their testing needs met within the confines of their university affiliation.  Secondly, most of the cancer care in the United States is administered by community based practitioners, not in academic centers, due to ease of local access.  Moreover, within the community-based pathologist segment it is not our intent to willingly compete with our customers for testing services that they may seek to perform themselves.   Fee-for-service pathologists for example, derive a significant portion of their annual revenue from the interpretation of biopsy specimens.  Unlike other larger laboratories, which strive to perform 100% of such testing services themselves, we do not intend to compete with our customers for such specimens. Rather, our high complexity cancer testing focus is a natural extension of and complementary to many of the services that our community-based customers often perform within their own practices.  As such, we believe our relationship as a non-competitive consultant, empowers these physicians to expand their testing breadth and provide a menu of services that matches or exceeds the level of service found in academic centers of excellence around the country.

We continue to make progress growing our testing volumes and revenue beyond our historically focused effort in Florida due to our expanding field sales footprint.  As of March 31, 2007, NeoGenomics’ sales organization totaled 9 individuals.  Recent, key hires included our Vice President of Sales & Marketing, and various sales managers and representatives in the Northeastern, Southeastern, and Western states. We intend to continue adding sales representatives on a quarterly basis throughout the year. As more sales representatives are added, the base of our business outside of Florida will continue to grow and ultimately eclipse that which is generated within the state.

We are successfully competing in the marketplace based on the quality and comprehensiveness of our test results, and our innovative flexible levels of service, industry-leading turn-around times, regionalization of laboratory operations and ability to provide after-test support to those physicians requesting consultation.  2006 saw the introduction of our Genetic Pathology Solutions (GPS) product that provides summary interpretation of multiple testing platforms all in one consolidated report.  Response from clients has been favorable and provides another option for those customers that require a higher degree of customized service.

Another important service was initiated in December 2006 when we became the first laboratory to offer technical-component only (tech-only) FISH testing to the key community-based pathologist market segment.  NeoFISHTM has been enthusiastically received and has provided our sales team with another differentiating product to meet the needs of our target community-based pathologists.  With NeoFISHTM these customers are able to retain a portion of the overall testing revenue from such FISH specimens themselves, which serves to much better align their interests with those of NeoGenomics than what might otherwise be possible with larger laboratory competitors.

We believe NeoGenomics average 3-5 day turn-around time for our cytogenetics services remains an industry-leading benchmark.  The timeliness of results continues to increase the usage patterns of cytogenetics and act as a driver for other add-on testing requests by our referring physicians.  Based on anecdotal information, we believe that typical cytogenetics labs have 7-14 day turn-around times on average with some labs running as high as 21 days.  Traditionally, longer turn-around times for cytogenetics tests have resulted in fewer tests being ordered since there is an increased chance that the test results will not be returned within an acceptable diagnostic window when other adjunctive diagnostic test results are available.  We believe our turn-around times result in our referring physicians requesting more of our testing services in order to augment or confirm other diagnostic tests, thereby we believe giving us a significant competitive advantage in marketing our services against those of other competing laboratories.

In 2006 we began an aggressive campaign to form new laboratories around the country that will allow us to regionalize our operations to be closer to our customers.  High complexity laboratories within the cancer testing niche have frequently operated a core facility on one or both coasts to service the needs of their customers around the country.  Informal surveys of customers and prospects uncovered a desire to do business with a laboratory with national breadth but with a more local presence.  In such a scenario, specimen integrity, turnaround-time of results, client service support, and interaction with our medical staff are all enhanced.  In 2006, NeoGenomics achieved the milestone of opening two other laboratories to complement our headquarters in Fort Myers, Florida.  NeoGenomics facilities in Nashville, Tennessee and Irvine, California received the appropriate state and CLIA-certified clinical laboratory licensure and are now receiving live specimens.  As situations dictate and opportunities arise, we will continue to develop and open new laboratories, seamlessly linked together by our optimized Laboratory Information System (LIS), to better meet the regionalized needs of our customers.

Fiscal year 2006 also saw the initial establishment of the NeoGenomics Contract Research Organization (“CRO”) division based at our Irvine, CA facility.  This division was created to take advantage of our core competencies in genetic and molecular high complexity testing and act as a vehicle to compete for research projects and clinical trial support contracts in the biotechnology and pharmaceutical industries.  The CRO division will also act as a development conduit for the validation of new tests which can then be transferred to our clinical laboratories and be offered to our clients.  We envision the CRO as a way to infuse intellectual property into the mix of our services and in time create a more “vertically integrated” laboratory that can potentially offer additional clinical services of a more proprietary nature.  Our agreement with Power3 further expanded the scope of this entity and provides us with joint venture partner.  We will launch this venture in the third or fourth quarter of FY 2007.

As NeoGenomics grows, we anticipate offering additional tests that broaden our focus from genetic and molecular testing to more traditional types of AP testing that are complementary to our current test offerings.  At no time do we expect to intentionally compete with fee-for-service pathologists for services of this type and Company sales efforts will operate under a strict “right of first refusal” philosophy that supports rather than undercuts the practice of community-based pathology.  We believe that by adding additional types of tests to our product offering we will be able to capture increases in our testing volumes through our existing customer base as well as more easily attract new customers via the ability to package our testing services more appropriately to the needs of the market.

Historically, the above approach has borne out well for the Company.  For most of FY 2004, we only performed one type of test in-house, cytogenetics, which resulted in only one test being performed per customer requisition for most of the year and average revenue per requisition of approximately $490.  With the subsequent addition of FISH testing in FY 2005 and flow cytometry to our pre-existing cytogenetics testing in FY 2006, our average revenue/requisition increased by 29% in FY 2005 to approximately $632 and a further 7% in FY 2006 to approximately $677/requisition.  We believe with focused sales and marketing efforts and the recent launch of GPS™ reporting, NeoFISHTM tech-only FISH services, and the future addition of additional testing platforms, we can continue to increase our average revenue per customer requisition.  The following is a summary of our key operating metrics for the three month periods ended March 31, 2007 and March 31, 2006, respectively:

	FY 2007	FY 2006	% Inc

Customer Requisitions Rec’d (Cases)	3,083	1,948	58.3%
Number of Tests Performed	4,196	2,664	57.5%
Average Number of Tests/Requisition	1.36	1.37	(0.7%)

Total Testing Revenue	$ 2,242,661	$ 1,343,800	66.9%
Average Revenue/Requisition	$ 727.43	$ 689.83	5.5%
Average Revenue/Test	$ 534.48	$504.42	6%

We believe this bundled approach to testing represents a clinically sound practice. In addition, as the average number of tests performed per requisition increases, this should drive large increases in our revenue and afford the Company significant synergies and efficiencies in our operations and sales and marketing activities.   For instance, initial testing for many hematologic cancers may yield total revenue ranging from approximately $1,800 - $3,600/requisition and is generally comprised of a combination of some or all of the following tests:  cytogenetics, fluorescence in-situ hybridization (FISH), flow cytometry and, per client request, morphology testing.  Whereas in FY 2004, we only addressed approximately $500 of this potential revenue per requisition; in FY 2005 we addressed approximately $1,200 - $1,900 of this potential revenue per requisition; and in FY 2006, we began addressing this entire revenue stream (see below), dependent on medical necessity criteria and guidelines:

                                                                                                                                Average Revenue/Test
Cytogenetics	$400-$500
Fluorescence In Situ Hybridization (FISH)
Technical component	$300-$1,000
Professional component	$200-$500
Flow cytometry
Technical component	$400-$700
Professional component	$100-$200
Morphology	$400-$700
Total	$1,800-$3,600

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

Results of Operations for the Three and Nine Months Ended March 31, 2007 as Compared To The Three Months Ended March 31, 2006

Revenue

For the three months ended March 31, 2007 our revenues increased 67% to approximately $2,242,700 from approximately $1,343,800 in the first three months of 2006. This was the result of a 57.5% increase in testing volume and a 6.0% increase in average revenue per test.  This increase in average revenue per test is primarily the result of an increase in the reimbursement rate for flow cytometry tests paid by Medicare.

Cost of Revenue

For the three months ended March 31, 2007 our cost of revenue increased 62% to approximately $936,700 from approximately $576,800 in 2006. This was the result of the 57% increase in testing volume and is explained primarily as follows:

•	Increase of approximately 88% in employee and benefit related costs
•	Increase of approximately 470% in facility costs;
•	Increase of approximately 71% in supply costs; and
•	Increase of approximately 133% in postage and delivery costs.

Gross Profit

As a result of these increases in revenue and cost of revenue, our gross profit percentage for the three months ended March 31, 2007 increased to 58% from 57% for the first three months ended March 31, 2006.

Selling, General and Administrative Expenses

During the three months ended March 31, 2007, our selling, general and administrative (“SG&A”) expenses increased by approximately 142% to approximately $1,426,500 from approximately $590,700 for the three months ended March 31, 2006.  This increase was primarily the result of higher personnel and personnel-related expenses, associated with the increase in management, sales and administrative headcount that was necessary to manage the significant increases in test volumes described above. In addition, our SG&A expenses also include all of our overhead and technology expenses and bad debt reserves, which also had to increase as a result of higher test volumes and increased revenue.  SG&A expenses for the three months ended March 31, 2007 also included approximately $159,000 of legal expenses related to the lawsuit from Accupath Diagnostics Laboratories, Inc. d/b/a US Labs (“US Labs”), whereas no such legal expenses were included in SG&A for the three months ended March 31, 2006.  SG&A for the three months ended March 31, 2007 also included non-cash expense related to stock compensation of approximately $94,000 compared to similar expenses of approximately $7,700 for the three months ended March 31, 2006.  There was also a non-cash impairment of fixed asset expense of approximately $2,200 for the three-months ended March 31, 2007.

Other Income and Expense

Interest expense for the three months ended March 31, 2007 increased approximately 42% to approximately $98,900 from approximately $70,000 for the three months March 31, 2006. Interest expense is primarily comprised of interest payable on advances under our Credit Facility from Aspen, which has increased as a result of our increased borrowing to fund operations, and to a lesser extent interest on capital leases entered into during 2006 and early 2007.

COMMITTMENTS

Capital Leases

During 2007, we entered into the following capital leases:

				Monthly	Obligation at
Date	Type	Months	Cost	Payment	March 31, 2007
Feb 2007	Computer Hardware	36	$3,618	$127	$3,289
Feb 2007	Computer Hardware	36	4,508	153	4,202
Feb 2007	Lab Equipment	48	80,015	2,289	75,181
Mar 2007	Lab Equipment	60	135,655	2,746	135,646
Mar 2007	Computer Software	36	15,783	527	14,693
Totals			$239,579	$5,842	$233,011

Legal Contingency

       On October 26, 2006, Accupath Diagnostics Laboratories, Inc. d/b/a US Labs, a California corporation (“US Labs”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles (the “court”) against the Company and Robert Gasparini, as an individual, and certain other employees and non-employees of NeoGenomics with respect to claims arising from discussions with current and former employees of the US Labs.  US labs alleges, among other things, that NeoGemonics engaged in unfair competition because it was provided with access to certain salary information of four recently hired sales personnel prior to the time of hire.  We believe that US Labs’ claims against NeoGenomics lack merit, and that there well-established laws that affirm the rights of employees to seek employment with any company they desire and employers to offer such employment to anyone they desire.  US Labs seeks unspecified monetary relief.  As part of the complaint, US Labs also sought preliminary injunctive relief against NeoGenomics, and requested that the Court bar NeoGenomics from, among other things:  (a) inducing any US labs’ employees to resign employment with US Labs; (b) soliciting, interviewing or employing US Labs’ employees for employment; (c) directly or indirectly soliciting US Labs’ customers with whom the four new employees of NeoGenomics did business while employed at US Labs; and  (d) soliciting, initiating and/or maintaining economic relationships with US Labs’ customers that are under contract with US Labs.

On November 15, 2006 the Court heard arguments on US Labs’ request for a preliminary injunction and denied the majority of US Labs’ request on the grounds that US Labs had not demonstrated a likelihood of success on the merits of their claims.  The Court did, however, issue a much narrower preliminary injunction that prevents NeoGenomics from “soliciting” the US Labs’ customers of such new sales personnel until the issues are resolved at the trial.  The preliminary injunction is limited only to the “soliciting” of the US Labs’ customers of the sales personnel in question, and does not in any way prohibit NeoGenomics from doing business with any such customers to the extent they have sought or seek a business relationship with NeoGenomics on their own initiative.  Furthermore, NoeGemonics is not enjoined from recruiting any additional personnel from US Labs through any lawful means.  We believe that US labs’ claims will not be affirmed at the trial; however, even if they were, NeoGemonics does not believe such claims would result in a material impact to our business.  NoeGenomics further believes that this lawsuit is nothing more that a blatant attempt by a large corporation to impede the progress of a smaller and more nimble competitor, and we intend to vigorously defend ourselves.

Discovery commenced in December 2006 and discovery and motion filing is ongoing. While the Company received unsolicited and inaccurate salary information for three individuals that were ultimately hired, no evidence of misappropriation of trade secrets has been adduced by either side. As such, the Company is currently contemplating filing pre-trial motions to narrow or end the litigation.

Liquidity and Capital Resources

During the three months ended March 31, 2007, our operating activities used approximately $382,000 in cash.  This amount primarily resulted from cash to finance additional receivables as a result of our increased revenues during this period.  We also spent approximately $24,400 of cash on new equipment and lease financed approximately $239,600 of additional capital equipment.  We were able to finance operations and  the cash portion of equipment purchases primarily through the sale of equity securities which provided approximately $863,200, net of transaction fees and expenses. At May 15, 2007, we had cash and cash equivalents of approximately $436,000.

On January 18, 2006, the Company entered into a binding letter agreement (the "Aspen Agreement") with Aspen Select Healthcare, LP, which provides, among other things, that:

(a) Aspen waived certain pre-emptive rights in connection with the sale of $400,000 of common stock at a purchase price of $0.20/share and the granting of 900,000 warrants with an exercise price of $0.26/share to a SKL Limited Partnership, LP ("SKL" as more fully described below) in exchange for five year warrants to purchase 150,000 shares at an exercise price of $0.26/share;

(b) Aspen had the right, up to April 30, 2006, to purchase up to $200,000 of restricted shares of our common stock at a purchase price per share of $0.20/share (1.0 million shares) and receive a five year warrant to purchase up to 450,000 shares of our common stock at an exercise price of $0.26/share in connection with such purchase (the "Equity Purchase Rights"). On March 14, 2006, Aspen exercised its Equity Purchase Rights

(c) Aspen and the Company amended the Loan Agreement, dated March 23, 2005 (the “Loan Agreement”) between the parties to extend the maturity date until September 30, 2007 and to modify certain covenants (such Loan Agreement as amended, the “Credit Facility Amendment”).

(d) Aspen had the right, until April 30, 2006, to provide up to $200,000 of additional secured indebtedness to us under the Credit Facility Amendment and receive a five year warrant to purchase up to 450,000 shares of our common stock with an exercise price of $0.26/share (the "New Debt Rights"). On March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement.

(e) The Company agreed to amend and restate that certain warrant agreement, dated March 23, 2005 to provide that all 2,500,000 warrant shares (the "Existing Warrants") were vested and the exercise price per share of such warrants was reset to $0.31 per share; and

(f) The Company agreed to amend that certain Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Existing Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

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

On June 6, 2006 as a result of not terminating our Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, L.P. (“Cornell Capital”) a short-term note payable in the amount of $50,000 became due to Cornell and was subsequently paid in July 2006 from the proceeds of a $53,000 advance under the SEDA.

The following sales of common stock have been made under our SEDA with Cornell since it was first declared effective on August 1, 2005.

Request Date	Completion Date	Shares of Common Stock Issued/Sold	Gross Proceeds Received	Cornell Fee	Escrow Fee	Net Proceeds	ASP(1)

8/29/2005	9/8/2005	63,776	$25,000	$1,250	$500	$23,250

12/10/2005	12/18/2005	241,779	50,000	2,500	500	47,000

Subtotal - 2005		305,555	$75,000	$3,750	$1,000	$70,250	$0.25

7/19/2006	7/28/2006	83,491	53,000	2,500	500	50,000

8/8/2006	8/16/2006	279,486	250,000	12,500	500	237,000

10/18/2006	10/23/2006	167,842	200,000	10,000	500	189,500

Subtotal - 2006		530,819	$503,000	$25,000	$1,500	$476,500	$0.95

12/29/2006	1/10/2007	98,522	150,000	7,500	500	142,000

1/16/2007	1/24/2007	100,053	150,000	7,500	500	142,000

2/1/2007	2/12/2007	65,902	100,000	5,000	500	94,500

2/19/2007	2/28/2007	166,611	250,000	12,500	500	237,000

2/28/2007	3/7/2007	180,963	250,000	12,500	500	237,000

4/5/2007	4/16/2007	164,777	250,000	12,500	500	237,000

4/20/2007	4/30/2007	173,467	250,000	12,500	500	237,000
Subtotal - 2007 YTD		$950,295	$1,400,000	$70,000	$3,500	$1,326,500	$1.48

Total Since Inception		1,786,669	$1,978,000	$98,750	$6,000	$1,873,250	$1.19

Remaining			$3,022,000

Total Facility			$5,000,000

(1) Average Selling Price of shares issued.

At the present time, we anticipate that based on our current business plan, operations and our plans to repay or refinance the Aspen Credit Facility of $1.7 million that is due September 30, 2007, we will need to raise approximately $2 - $4 million of additional working capital in FY2007.  This estimate of our cash needs does not include any additional funding which may be required for growth in our business beyond that which is planned, strategic transactions or acquisitions.  We plan to raise this additional money through issuing a combination of debt and/or equity securities.  To the extent we are not successful in this regard upon the effectiveness of the post-effective amendment to our previously filed SB-2, we plan to use our SEDA with Cornell, which currently has $3,022,000 of remaining availability to fund our operations.  In the event that the Company grows faster than we currently anticipate or we engage in strategic transactions or acquisitions and our cash on hand and availability under the SEDA is not sufficient to meet our financing needs, we may need to raise additional capital from other resources.  In such event, the Company may not be able to obtain such funding on attractive terms or at all and the Company may be required to curtail its operations. On May 15, 2007 we had approximately $436,000 in cash on hand.

Capital Expenditures

We currently forecast capital expenditures for 2007 in order to execute on our business plan.  The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $1,500,000 to $2,000,000 of additional capital equipment during the next twelve months.  We plan to fund these expenditures through capital leases and/or through bank financing.  If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Subsequent Events

On April 2, 2007, we concluded a definitive agreement with Power3 Medical Products, Inc., a New York Corporation (“Power3”) regarding the formation of a joint venture Contract Research Organization (“CRO”) and the issuance of convertible debentures and related securities by Power3 to us. Power3 is an early stage company engaged in the discovery, development, and commercialization of protein biomarkers. Under the terms of the agreement, we agreed to enter into a joint venture agreement with Power3 pursuant to which the parties will jointly own a CRO and begin commercializing Power3’s intellectual property portfolio of seventeen patents pending by developing diagnostic tests and other services around one or more of the 523 protein biomarkers that Power3 believes it has discovered to date. Power3 has agreed to license all of its intellectual property on a non-exclusive basis to the CRO for selected commercial applications as well as provide certain management personnel. We will provide access to cancer samples, management and sales & marketing personnel, laboratory facilities and working capital. Subject to final negotiation if this joint venture agreement, we will own a minimum of 60% and up to 80% of the new CRO venture which is anticipated to be launched in the third or fourth quarter of FY 2007.

As part of the definitive agreement, we provided $200,000 of working capital to Power3 by purchasing a convertible debenture on April 17, 2007 pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between us and Power3. We were also granted two irrevocable options to increase our stake in Power3 to up to 60% of the Power3 fully diluted shares outstanding.  The first option (the “First Option”) is a fixed option to purchase convertible preferred stock of Power3 that is convertible into such number of shares of Power3 common stock, in one or more transactions, up to 20% of Power3’s voting common stock at a purchase price per share, which will also equal the initial conversion price per share, equal to the lesser of (a) $0.20/share, or (b) $20,000,000 divided by the fully-diluted shares outstanding on the date of the exercise of the First Option. This First Option is exercisable for a period starting on the date of purchase of the convertible debenture by NeoGenomics and extending until the day which is the later of (c) November 16, 2007 or (d) the date that certain milestones specified in the agreement have been achieved. The First Option is exercisable in cash or NeoGenomics common stock at our option, provided, however, that we must include at least $1.0 million of cash in the consideration if we elect to exercise this First Option. In addition to purchasing convertible preferred stock as part of the First Option, we are also entitled to receive such number of warrants to purchase Power3 common tock that will permit us to maintain our current ownership percentage in Power3 on a fully diluted basis.  Such warrants will have an exercise price equal to the initial conversion price of the convertible preferred stock that was purchased pursuant to the First Option and will have a five year term.

The second option (the “Second Option”), which is only exercisable if we have exercised the First Option, provides that we will have the irreversible option to increase our stake in Power3 to up to 60% of fully diluted shares of Power3 over the twelve month period beginning on the expiration date of the First Option in one or a series of transactions by purchasing additional convertible preferred stock of Power3 that is convertible into voting common stock and receiving additional warrants. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised within six months of exercise of the First Option, be the lesser of (a) $0.40/share or (b) $40,000,000 divided by the fully diluted shares outstanding on the date of any purchase. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised after six months, but within twelve months of exercise of the First Option, be the lesser of (y) $0.50/share or (z) an equity price per share equal to $50,000,000 divided by the fully diluted shares outstanding on the date of any purchase. The exercise price of the Second Option may be paid in cash or in any combination of cash and our common stock at our option. In addition to purchasing convertible preferred stock as part of the Second Option, we are also entitled to receive such number of warrants to purchase Power3 common stock that will permit us to maintain our current ownership percentage in Power3 on a fully diluted basis.  Such warrants will have an exercise price equal to the initial conversion price of the convertible preferred stock being purchased that date and will have a five year term.

The Purchase Agreement granted us (1) a right of first refusal with respect to future issuances of Power3 capital stock and (2) the right to appoint a member of the Power3 board of directors so long as we own 10% or more of Power3’s outstanding voting securities.

Operating Leases

On April 5, 2007, we entered into a lease for 8,195 square feet of laboratory space in Irvine, California. The lease is a five year lease and results in total payments by the Company of approximately $771,000 including estimated operating and maintenance expenses and property taxes.  This lease will expire on April 30, 2012.

Financing

As described in Note B to the financial statements, we drew $500,000 from the SEDA subsequent to March 31, 2007.

On May 8, 2007 we filed a post-effective amendment to the Registration Statement that was originally declared effective on August 1, 2005 in connection with registering shares for our Cornell Capital SEDA and other private placements that took place in 2003 and 2004.  The purpose of this filing was to update the financial statements in this Registration Statement for fiscal year 2006 only, and this post-effective amendment does not register any new shares on behalf of the Company.  In the original Registration Statement, 5.0 million shares were reserved for issuances in connection with the Cornell Capital SEDA and 5.0 million shares were registered by shareholders who previously purchased shares from the Company in 2003 and 2004.  As of May 15, 2007, the Company had issued 1,786,669 shares in connection with the Cornell Capital SEDA, thus leaving a maximum of 3,213,331 shares available for issuance under the SEDA.

Staffing

As of March 31, 2007, we had fifty-nine full-time employees. During the remainder of FY 2007, we plan to add additional laboratory technologists and laboratory assistants to assist us in handling a greater volume of tests and to perform sponsored research projects.   In addition, we intend to continue building our sales force in an effort to sustain our sales growth, as well as add personnel in management, accounting, and administrative functions.  The number of such additional personnel and their salaries will be determined by the volume of business we are generating and the availability of adequate financial resources to pay the salaries of such personnel.

Risks Related To Our Business

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

We May Not Be Able To Implement The Company’s Business Strategies Which Could Impair Our Ability to Continue Operations

Implementation of the Company’s business strategies will depend in large part on the Company’s ability to (i) attract and maintain a significant number of customers; (ii) effectively provide acceptable products and services to the Company’s customers; (iii) obtain adequate financing on favorable terms to fund the Company’s business strategies; (iv) maintain appropriate procedures, policies, and systems; (v) hire, train, and retain skilled employees; (vi) continue to operate with increasing competition in the medical laboratory industry; (vii) establish, develop and maintain name recognition; and (viii) establish and maintain beneficial relationships with third-party insurance providers and other third party payers.  The Company’s inability to obtain or maintain any or all these factors could impair its ability to implement its business strategies successfully, which could have material adverse effects on its results of operations and financial condition, and could force us to curtail our business operations.

We May Be Unsuccessful In Managing Our Growth Which Could Prevent the Company From Becoming Profitable

The Company’s recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources.  To manage its potential growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base.  The Company may not be able to effectively manage the expansion of its operations and the Company’s systems, procedures or controls may not be adequate to support the Company’s operations.  The Company’s management may not be able to achieve the rapid execution necessary to fully exploit the market opportunity for the Company’s products and services.  Any inability to manage growth could have a material adverse effect on the Company’s business, results of operations, potential profitability and financial condition, and could force us to curtail our business operations.

Part of the Company’s business strategy may be to acquire assets or other companies that will complement the Company’s existing business. The Company is unable to predict whether or when any material transaction will be completed should negotiations commence.  If the Company proceeds with any such transaction, the Company may not effectively integrate the acquired operations with the Company’s own operations.  The Company may also seek to finance any such acquisition by debt financings or issuances of equity securities and such financing may not be available on acceptable terms or at all.  If any of these things happen the company could be forced to curtail our business operations.

We May Incur Greater Costs Than Anticipated, Which Could Result in Sustained Losses

The Company has used reasonable efforts to assess and predict the expenses necessary to pursue its business plan. However, implementing the Company’s business plan may require more employees, capital equipment, supplies or other expenditure items than management has predicted.  Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than the Company estimates, which could result in sustained losses.

Significant Costs May Be Incurred in Excess of Our Business Plan with Regard to Sarbanes-Oxley Compliance That the Government is Mandating for Small Businesses

The Securities and Exchange Commission (“SEC”) has issued a final rule with regards to non-accelerated filers being in compliance with the Section 404 internal control requirements of the Sarbanes Oxley Act (“SOX 404”).   In December 2006, the SEC extended the deadline of non-accelerated filer’s management’s report on internal controls to fiscal years ending after December 31, 2007.   The deadline for audits of internal controls was extended to fiscal years ending after December 31, 2008.   The SEC has also issued guidance with respect to reducing the cost of compliance with this rule and is working with Public Company Accounting Oversight Board (“PCAOB”) to change audit standards to reach this end.  The SEC has also promised guidance to management which has still not been released.  On average the cost of compliance with SOX404 has been 4% of a company’s revenue.  Our current business plan includes expenses related to SOX 404 compliance but not at 4% of our revenue as we feel we can do it more efficiently.  If the guidance of the SEC and work done with PCAOB is not successful in reducing these costs this could significantly harm our business and require us to spend significant amounts of money on non-value added compliance rather than with value-added growth of our business.

We May Face Fluctuations in Results of Operations Which Could Negatively Affect Our Business Operations and We are Subject to Seasonality in our Business

As a result of the Company’s limited operating history and the relatively limited information available on the Company’s competitors, the Company may not have sufficient internal or industry-based historical financial data upon which to calculate anticipated operating expenses.  Management expects that the Company’s results of operations may also fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, (i) the continued rate of growth, usage and acceptance of the Company’s products and services; (ii) demand for the Company’s products and services; (iii) the introduction and acceptance of new or enhanced products or services by us or by competitors; (iv) the Company’s ability to anticipate and effectively adapt to developing markets and to rapidly changing technologies; (v) the Company’s ability to attract, retain and motivate qualified personnel; (vi) the initiation, renewal or expiration of significant contracts with the Company’s major clients; (vii) pricing changes by us, our suppliers or our competitors; (viii) seasonality; and (ix) general economic conditions and other factors.  Accordingly, future sales and operating results are difficult to forecast.  The Company’s expenses are based in part on the Company’s expectations as to future revenues and to a significant extent are relatively fixed, at least in the short-term.  The Company may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in relation to the Company’s expectations would have an immediate adverse impact on the Company’s business, results of operations and financial condition, and could force us to curtail our business operations.  In addition, the Company may determine from time to time to make certain pricing or marketing decisions or acquisitions that could have a short-term material adverse effect on the Company’s business, results of operations and financial condition and may not result in the long-term benefits intended.  Furthermore, in Florida, currently a primary referral market for our lab testing services, a meaningful percentage of the population returns to homes in the Northern U.S. to avoid the hot summer months.   This may result in seasonality in our business.    Because of all of the foregoing factors, the Company’s operating results could be less than the expectations of investors in future periods.

We Substantially Depend Upon Third Parties for Payment of Services, Which Could Have A Material Adverse Affect On Our Cash Flows And Results Of Operations

The Company is a clinical medical laboratory that provides medical testing services to doctors, hospitals, and other laboratories on patient specimens that are sent to the Company.  In the case of most specimen referrals that are received for patients that are not in-patients at a hospital or institution or otherwise sent by another reference laboratory, the Company generally has to bill the patient’s insurance company or a government program for its services.  As such it relies on the cooperation of numerous third party payers, including but not limited to Medicare, Medicaid and various insurance companies, in order to get paid for performing services on behalf of the Company’s clients.  Wherever possible, the amount of such third party payments is governed by contractual relationships in cases where the Company is a participating provider for a specified insurance company or by established government reimbursement rates in cases where the Company is an approved provider for a government program such as Medicare.  However, the Company does not have a contractual relationship with many of the insurance companies with whom it deals, nor is it necessarily able to become an approved provider for all government programs.  In such cases, the Company is deemed to be a non-participating provider and there is no contractual assurance that the Company is able to collect the amounts billed to such insurance companies or government programs.  Currently, the Company is not a participating provider with the majority of the insurance companies it bills for its services.  Until such time as the Company becomes a participating provider with such insurance companies, there can be no contractual assurance that the Company will be paid for the services it bills to such insurance companies, and such third parties may change their reimbursement policies for non-participating providers in a manner that may have a material adverse affect on the Company’s cash flow or results of operations, and could force us to curtail our business operations.

Our Business Is Subject To Rapid Scientific Change, Which Could Have A Material Adverse Affect On Our Business, Results of Operations And Financial Condition

The market for genetic and molecular testing services is characterized by rapid scientific developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements.  The Company’s future success will depend in significant part on its ability to continually improve its offerings in response to both evolving demands of the marketplace and competitive service offerings, if the Company is not successful in improving it offerings, we could be forced to curtail our business operations.

The Market For Our Services Is Highly Competitive, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

The market for genetic and molecular testing services is highly competitive and competition is expected to continue to increase.  The Company competes with other commercial medical laboratories in addition to the in-house laboratories of many major hospitals.  Many of the Company’s existing competitors have significantly greater financial, human, technical and marketing resources than the Company.  The Company’s competitors may develop products and services that are superior to those of the Company or that achieve greater market acceptance than the Company’s offerings.  The Company may not be able to compete successfully against current and future sources of competition and in such case, this may have a material adverse effect on the Company’s business, results of operations and financial condition, and could force us to curtail our business operations.

We Face The Risk of Capacity Constraints, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

We compete in the market place primarily on three factors:  a) the quality and accuracy of our test results; b) the speed or turn-around times of our testing services; and c) our ability to provide after-test support to those physicians requesting consultation.  Any unforeseen increase in the volume of customers could strain the capacity of our personnel and systems, which could lead to inaccurate test results, unacceptable turn-around times, or customer service failures.  In addition, as the number of customers and cases increases, the Company’s products, services, and infrastructure may not be able to scale accordingly.  Any failure to handle higher volume of requests for the Company’s products and services could lead to the loss of established customers and have a material adverse effect on the Company’s business, results of operations and financial condition, and could force us to curtail our business operations.

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

We May Fail to Protect Our Facilities, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

The Company’s operations are dependent in part upon its ability to protect its laboratory operations against physical damage from fire, floods, hurricanes, power loss, telecommunications failures, break-ins and similar events.  The Company does not presently have emergency back-up generators in place at its Fort Myers, Fl, Nashville, TN and Irvine, CA laboratory locations that could mitigate, to some extent, the effects of a prolonged power outage.  The occurrence of any of these events could result in interruptions, delays or cessations in service to customers, which could have a material adverse effect on the Company’s business, results of operations and financial condition, and could force us to curtail our business operations.

The Steps Taken By The Company To Protect Its Proprietary Rights May Not Be Adequate

The Company regards its copyrights, trademarks, trade secrets and similar intellectual property as critical to its success, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights.  The steps taken by the Company to protect its proprietary rights may not be adequate or third parties may infringe or misappropriate the Company’s copyrights, trademarks, trade secrets and similar proprietary rights.  In addition, other parties may assert infringement claims against the Company.  If third parties infringe on our proprietary rights or if we have an infringement claim presented against us it could force us to curtail our business operations.

We are Dependent on Key Personnel and Need to Hire Additional Qualified Personnel

The Company’s performance is substantially dependent on the performance of its senior management and key technical personnel.  In particular, the Company’s success depends substantially on the continued efforts of its senior management team, which currently is composed of a small number of individuals.  The Company does not carry key person life insurance on any of its senior management personnel, other than its President and Chief Scientific Officer.  The loss of the services of any of its executive officers, its laboratory director or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company.

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

The Failure to Comply With Significant Government Regulation and Laboratory Operations May Subject the Company to Liability, Penalties or Limitation of Operations

As discussed in the Government Regulation section of our business description, the Company is subject to extensive state and federal regulatory oversight.  Our laboratory locations may not pass inspections conducted to ensure compliance with CLIA `88 or with any other applicable licensure or certification laws. The sanctions for failure to comply with CLIA `88 or state licensure requirements might include the inability to perform services for compensation or the suspension, revocation or limitation of the laboratory location’s CLIA `88 certificate or state license, as well as civil and/or criminal penalties.  In addition, any new legislation or regulation or the application of existing laws and regulations in ways that we have not anticipated could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company Is Controlled by Existing Shareholders Therefore Other Shareholders Will Not Be Able to Direct The Company

The majority of the Company’s shares and thus voting control of the Company is held by a relatively small group of shareholders.  Because of such ownership, those shareholders will effectively retain control of the Company’s Board of Directors and determine all of the Company’s corporate actions.  In addition, the Company and shareholders owning 13,106,579 shares, or approximately 46.7% of the Company’s voting shares outstanding as of May 15, 2007 have executed a Shareholders’ Agreement that, among other provisions, gives Aspen Select Healthcare, LP, our largest shareholder, the right to elect three out of the seven directors authorized for our Board, and nominate one mutually acceptable independent director.  Accordingly, it is anticipated that Aspen Select Healthcare, LP and other parties to the Shareholders’ Agreement will continue to have the ability to elect a controlling number of the members of the Company’s Board of Directors and the minority shareholders of the Company may not be able to elect a representative to the Company’s Board of Directors.  Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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

(B)           Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the three months ended March 31, 2007, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

   NONE

Item 2. Changes in Securities

   NONE

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Securities Holders

NONE

Item 5.  Other Information

NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits - The following exhibits are filed as part of this Form 10-QSB.

 Exhibit
Number                           Description

EXHIBIT NO.	DESCRIPTION	FILING REFERENCE
3.1	Articles of Incorporation, as amended	(i)
3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2003.	(ii)
3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003.	(ii)
3.4	Amended and Restated Bylaws, dated April 15, 2003.	(ii)
10.1	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.2	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	(iv)
10.3	Guaranty of NeoGenomics, Inc., dated March 23, 2005	(iv)
10.4	Stock Pledge Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	(iv)
10.5	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	(iii)
10.6	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.7	Employment Agreement, dated December 14, 2005, between Mr. Robert P. Gasparini and the Company	(v)
10.8	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.9	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	(iii)
10.10	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	(iii)
10.11	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	(iii)
10.12	Amended and Restated NeoGenomics Equity Incentive Plan, dated October 31, 2006	(vi)
10.13	NeoGenomics Employee Stock Purchase Plan, dated October 31, 2006	(vi)
10.14	Agreement with Power3 Medical Products, Inc regarding the Formation of Joint Venture & Issuance of Convertible Debenture and Related Securities	(vii)
10.15	Securities Purchase Agreement by and between NeoGenomics, Inc. and Power3 Medical Products, Inc.	Provided herewith
10.16	Power3 Medical Products, Inc. Convertible Debenture	Provided herewith
14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	(v)
31.1	Certification by Principal Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification by Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.3	Certification by Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1
Certification by Principal Executive Office, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Provided herewith
Footnotes
(i)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed February 10, 1999.
(ii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, filed May 20, 2003.
(iii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed April 3, 2006.
(iv)	Incorporated by reference to the Company’s Report on Form 8-K, filed March 30, 2005.
(v)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed April 15, 2005.
(vi)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed November 17, 2006.
(vii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007.
(b)           Reports on Form 8-K.
On January 9, 2007, the Company filed a Report on Form 8-K announcing that it had appointed  Mr. Robert Feeney as Vice President of Sales & Marketing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOGENOMICS, INC.

Date: May 15, 2007	______/s/ Robert P. Gasparini_____
Name:                      Robert P. Gasparini
Title:                      President and
Principal Executive Officer

Date: May 15, 2007	______/s/ Steven C. Jones_____
Name:                      Steven C. Jones
Title:                      Acting Principal Financial Officer

Date: May 15, 2007	______/s/ Jerome J. Dvonch_____
Name:                      Jerome J. Dvonch
Title:                      Principal Accounting Officer

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert P. Gasparini, Principal Executive Officer, certify that:

1.           I have reviewed this quarterly report on Form 10-QSB of NeoGenomics, Inc.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: May 15, 2007	By: /s/ Robert P. Gasparini
Name: Robert P. Gasparini
Title: President and Principal Executive Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release Nos. 33-8618 and 34-52492 (September 22, 2005) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after July 15, 2007.

EXHIBIT 31.2
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven C. Jones, Principal Financial Officer, certify that:

1.           I have reviewed this quarterly report on Form 10-QSB of NeoGenomics, Inc.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: May 15, 2007	By: /s/ Steven C. Jones
Name: Steven C. Jones
Title: Principal Financial Officer
*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release Nos. 33-8618 and 34-52492 (September 22, 2005) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after July 15, 2007.

EXHIBIT 31.3
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jerome J. Dvonch, Principal Accounting Officer, certify that:

1.           I have reviewed this quarterly report on Form 10-QSB of NeoGenomics, Inc.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: May 15, 2007	By: /s/ Jerome J. Dvonch
Name: Jerome J. Dvonch
Title: Principal Accounting Officer
*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release Nos. 33-8618 and 34-52492 (September 22, 2005) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after July 15, 2007.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of NeoGenomics, Inc. (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2007 ______/s/ Robert P. Gasparini_____
 Robert P. Gasparini
       President and
       Principal Executive Officer

Date: May 15, 2007 ______/s/ Steven C. Jones__
 Steven C. Jones
       Acting Principal Financial Officer

Date: May 15, 2007 ______/s/ Jerome J. Dvonch__
 Jerome J. Dvonch
 Principal Accounting Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.