Form 10QSB
period 2007-08-17
NEOGENOMICS INC
filed 2007-08-17
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

 (X)           Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 15, 2007

31,294,125

Transitional Small Business Disclosure Format:    YES (    )     NO (X)

NeoGenomics, Inc.

INDEX TO FORM 10-QSB

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheet as of June 30, 2007…..………….……..............................................................................................................................................	4
	Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006...................................................................................	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 ...................................................................................................	6

	Notes to Consolidated Financial Statements……………………………………………...............................................................................................................	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement)......................................	14

Item 3.	Controls and Procedures……………………………………………………………………............................................................................................................	33

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.……………………………………………………………………………………..............................................................................................	33
Item 2.	Changes in Securities.…………………………………………………………………………………............................................................................................	34
Item 3.	Defaults Upon Senior Securities………………………………………………………………………............................................................................................	35
Item 4.	Submission of Matters to a Vote of Securities Holders………………………………………………….....................................................................................	35
Item 5.	Other Information ………………………………………………………………………………........................................................................................................	35
Item 6.	Exhibits and Reports on Form 8K……………………………………………………………………..............................................................................................	35

Signatures		36

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

NeoGenomics, Inc.

CONSOLIDATED BALANCE SHEET AS OF
June 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,621,878
Accounts receivable (net of allowance for doubtful accounts of $145,830)	2,271,904
Inventories	362,470
Other current assets	231,985
Total current assets	4,488,237

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $591,026)	1,773,876

OTHER ASSETS	251,190

TOTAL	$6,513,303

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$949,296
Accrued compensation	216,715
Accrued and other liabilities	244,297
Short-term portion of equipment leases	153,423
Total current liabilities	1,563,731

LONG TERM LIABILITIES -
Long-term portion of equipment leases	599,112

TOTAL LIABILITIES	2,162,843

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized;
31,285,986 shares issued and outstanding	31,286
Additional paid-in capital	16,883,249
Deferred stock compensation	(220,969)
Accumulated deficit	(12,343,106)
Total stockholders’ equity	4,350,460

TOTAL	$6,513,303

See notes to consolidated financial statements.

NeoGenomics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six-Months Ended June 30, 2007	For the Six-Months Ended June 30, 2006	For the Three-Months Ended June 30, 2007	For the Three-Months Ended June 30, 2006

REVENUE	$4,586,694	$3,111,292	$2,344,032	$1,767,492

COST OF REVENUE	2,102,546	1,302,614	1,165,813	725,816

GROSS PROFIT	2,484,148	1,808,678	1,178,219	1,041,676

OTHER OPERATING EXPENSES:
Selling, general and administrative	3,485,713	1,392,784	2,059,166	802,100
Interest expense-(net)	191,480	148,206	92,556	78,321
Total other operating expenses	3,677,193	1,540,990	2,151,722	880,421

NET INCOME (LOSS)	(1,193,045)	$267,688	$(973,503)	$161,255

NET INCOME (LOSS) PER SHARE - Basic	$(0.04)	$0.01	$(0.03)	$0.01
Diluted	$(0.04)	$0.01	$(0.03)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic	28,160,643	25,531,132	28,941,466	26,301,619
Diluted	28,160,643	27,951,298	28,941,466	29,709,673

See notes to consolidated financial statements.

NeoGenomics, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six-Months Ended June 30, 2007	For the Six-Months Ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,193,045)	$267,688
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	180,455	93,629
Impairment of fixed assets	2,235	-
Equity-based compensation	140,240	20,114
Provision for bad debts	278,000	143,058
Amortization of debt issue costs	15,615	10,717
Amortization of credit facility discounts	39,285	26,943
Amortization of relocation expenses	15,450	23,316
Amortization of lease cap costs	1,619	-
Amortization of deferred stock compensation	84,608	3,563
Other non-cash expenses	19,817	-
Changes in assets and liabilities, net:
Accounts receivables, net of write-offs	(1,000,147)	(624,633)
Inventory	(245,108)	(16,299)
Pre-paid expenses	(138,533)	(46,472)
Other current assets	(6,729)	-
Deposits	(17,286)	(11,907)
Accounts payable and other liabilities	255,703	(145,442)

NET CASH USED IN OPERATING ACTIVITIES	(1,767,821)	(255,725)

CASH FLOWS USED IN INVESTING ACTIVITIES -
Purchases of property and equipment	(221,264)	(233,528)
Purchase of convertible debenture	(200,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(421,264)	(233,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (Repayments to) affiliates, net	(1,675,000)	100,000
Issuance or (repayment) of notes payable	(2,000)	61,100
Repayment of capital leases	(63,157)	(5,134)
Issuances of common stock, net of transaction expenses	5,224,856	596,696

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,484,699	752,662

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,495,614	263,409

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	126,264	10,944

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,621,878	$274,353

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$163,282	$106,627

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equipment leased under capital lease	$272,265	$128,635

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

Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion all  adjustments  (consisting  of  normal  recurring  adjustments)  considered necessary  for  a  fair statement of the results for the fiscal period have been included.  Operating results for the three and six months period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period.  These financial statements and  notes  should  be  read  in  conjunction  with  our audited  consolidated financial statements  and  notes  thereto for the year ended December 31, 2006 included in our Annual  Report  on  Form  10-KSB.

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

Net Income (Loss) Per Common Share

We compute net income (loss) per share in accordance with Financial Accounting Standards Statement No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are calculated by dividing net income by weighted average common shares outstanding including potentially dilutive common shares, which include stock options and warrants.

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

NOTE B – EQUITY AND DEBT FINANCING TRANSACTIONS

On January 18, 2006, the Company entered into a binding letter agreement (the "Aspen Agreement") with Aspen Select Healthcare, LP, (“Aspen”).  Up until June 7, 2007, Aspen had been the Company’s largest creditor.  On June 7, 2007, the Company repaid in its entirety all of the outstanding indebtedness under the Aspen Loan Agreement and Credit Facility Amendment.  The January 2006 Aspen Agreement, provided, among other things, that:

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

We borrowed an additional $100,000 from the Aspen credit facility in May 2006, $25,000 in September 2006 and $50,000 in December 2006. At December 31, 2006, $1,675,000 was outstanding on the credit facility, which bearded interest at prime plus 6%, and $25,000 remained available. Subsequent to December 31, 2006 we borrowed the remaining $25,000 available under the Aspen facility.  On June 7, 2007, we repaid all of the $1,700,000 of principle outstanding under the Aspen Loan Agreement.

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

The following sales of common stock have been made under our SEDA with Cornell since it was first declared effective on August 1, 2005.  The SEDA expired on August 1, 2007 and we elected not to renew it.

Request Date	Completion Date	Shares of Common Stock Issued/Sold	Gross Proceeds Received	Cornell Fee	Escrow Fee	Net Proceeds	ASP(1)

8/29/2005	9/8/2005	63,776	$25,000	$1,250	$500	$23,250

12/10/2005	12/18/2005	241,779	50,000	2,500	500	47,000

Subtotal - 2005		305,555	$75,000	$3,750	$1,000	$70,250	$0.25

7/19/2006	7/28/2006	83,491	53,000	2,500	500	50,000

8/8/2006	8/16/2006	279,486	250,000	12,500	500	237,000

10/18/2006	10/23/2006	167,842	200,000	10,000	500	189,500

Subtotal - 2006		530,819	$503,000	$25,000	$1,500	$476,500	$0.95

12/29/2006	1/10/2007	98,522	150,000	7,500	500	142,000

1/16/2007	1/24/2007	100,053	150,000	7,500	500	142,000

2/1/2007	2/12/2007	65,902	100,000	5,000	500	94,500

2/19/2007	2/28/2007	166,611	250,000	12,500	500	237,000

2/28/2007	3/7/2007	180,963	250,000	12,500	500	237,000

4/5/2007	4/16/2007	164,777	250,000	12,500	500	237,000

4/20/2007	4/30/2007	173,467	250,000	12,500	500	237,000
Subtotal - 2007	To Date	950,295	$1,400,000	$70,000	$3,500	$1,326,500	$1.48

Total Drawn Since Inception		1,786,669	$1,978,000	$98,750	$6,000	$1,873,250	$1.19

Total Facility			$5,000,000

(1) Average Selling Price of shares issued.

During the period from May 31, 2007 through June 6, 2007, we sold 2,666,667 shares of our Common Stock to ten unaffiliated accredited investors (the “Investors”) at a price of $1.50 per share in a private placement of our Common Stock (the “Private Placement”).  The Private Placement generated gross proceeds to the Company of $4 million, and after estimated transaction costs, the Company received net cash proceeds of approximately $3.75 million.  The Company also issued warrants to purchase 98,417 shares of our Common Stock to Noble International Investments, Inc. (“Noble”), in consideration for its services as a placement agent for the Private Placement.  Additionally, the Company issued to Aspen Capital Advisors, LLC (“ACA”) warrants to purchase 250,000 shares at $1.50 per share in consideration for ACA’s services to the Company in connection with the Private Placement.  The Private Placement involved the issuance of the aforementioned unregistered securities in transactions that we believed were exempt from registration under Rule 506 promulgated under the Securities Act.  All of the aforementioned stockholders received registration rights for the Private Placement shares so purchased and we filed a registration statement on Form SB-2 on July 12, 2007 to register these shares (the “Registration Statement”).  Certain of the Investors also purchased 1,500,000 shares and 500,000 warrants from Aspen Select Healthcare, LP in a separate transaction that occurred simultaneously with the Private Placement and the Company agreed to an assignment of Aspen’s registration rights for such shares and warrants, and thus were included in the Registration Statement.

On June 6, 2007, the Company issued to Lewis Asset Management (LAM) 500,000 shares of Common Stock at a purchase price of $0.26 per share and received gross proceeds equal to $130,000 upon the exercise by LAM of 500,000 warrants which were purchased by LAM from Aspen Select Healthcare, LP on that day.

On June 7, 2007, we used part of the net proceeds of the Private Placement to pay off the $1.7M principal balance of the Aspen Credit Facility.

NOTE C – OTHER RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2007, we paid Steven Jones,  a director of the Company and our acting Principal Financial Officer, of $28,500 and $11,000, respectively, for work performed in connection with acting as our Principal Financial Officer.  During the three and six months ending June 30, 2006, we paid Mr. Jones  $14, 000 and $19, 650, respectively, for consulting work performed in connection with acting as the Principal Financial Officer.

During the three and six months ended June 30, 2007, we incurred consulting expense of $0 and $9,500 from George O’Leary a director of the Company for general consulting work.  During the three and six months ended June 30, 2006, we incurred no consulting expenses from Mr. O’Leary.

NOTE D -COMMITMENTS

Operating Leases

On April 5, 2007, we entered into a lease for 8,195 square feet of laboratory space in Irvine, California. The lease is a five year lease and results in total payments by the Company of approximately $771,000 including estimated operating and maintenance expenses and property taxes.  This lease will expire on April 30, 2012.

On June 1, 2007, we entered into a lease for 9,000 square feet of office space in Ft Myers, Florida. The lease is a seven month lease and results in total payments by the Company of approximately $45,000 including estimated operating and maintenance expenses and property taxes.  This lease will expire on December 31, 2007 and is subject to a sub-lease option period January 2008 through December 2010.

Capital Leases

During 2007, we entered into the following capital leases:

				Monthly	Obligation at
Date	Type	Months	Cost	Payment	June 30, 2007
Feb 2007	Computer Hardware	36	$3,544	$122	$2,994
Feb 2007	Computer Hardware	36	6,244	219	5,472
Feb 2007	Lab Equipment	48	80,015	2,289	71,555
Mar 2007	Lab Equipment	60	135,655	2,746	130,070
Mar 2007	Computer Software	36	15,783	527	13,509
April 2007	Computer Hardware	36	11,204	354	9,399
May 2007	Furniture	60	19,820	441	18,527
Totals			$272,265	$6,698	$251,526

NOTE E – POWER 3 MEDICAL PRODUCTS, INC.

On April 2, 2007, we concluded an agreement with Power3 Medical Products, Inc., a New York Corporation (“Power3”) regarding the formation of a joint venture Contract Research Organization (“CRO”) and the issuance of convertible debentures and related securities by Power3 to us. Power3 is an early stage company engaged in the discovery, development, and commercialization of protein biomarkers. Under the terms of the agreement, NeoGenomics and Power3 agreed to enter into a joint venture agreement pursuant to which the parties will jointly own a CRO and begin commercializing Power3’s intellectual property portfolio of seventeen patents pending by developing diagnostic tests and other services around one or more of the 534 differentially expressed protein biomarkers that Power3 believes it has discovered to date. Power3 has agreed to license all of its intellectual property on a non-exclusive basis to the CRO for selected commercial applications as well as provide certain management personnel. We will provide access to cancer samples, management and sales & marketing personnel, laboratory facilities and working capital. Subject to final negotiation, we will own a minimum of 60% and up to 80% of the new CRO venture which is anticipated to be launched in the third or fourth quarter of FY 2007.

As part of the agreement, we provided $200,000 of working capital to Power3 by purchasing a convertible debenture on April 17, 2007 pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between us and Power3.  The debenture has a term of two years and a 6% per annum interest rate which is payable quarterly on the last calendar day of each quarter.  We were also granted two (2) options to increase our stake in Power3 to up to 60% of Power3’s fully diluted shares.  The first option (the “First Option”) is a fixed option to purchase convertible preferred stock of Power3 that is convertible into such number of shares of Power3 Common Stock, in one or more transactions, up to 20% of Power3’s voting Common Stock at a purchase price per share, which will also equal the initial conversion price per share, equal to the lesser of (a) $0.20/share, or (b) $20,000,000 divided by the fully-diluted shares outstanding on the date of the exercise of the First Option. This First Option is exercisable for a period starting on the date of purchase of the convertible debenture by NeoGenomics and extending until the day which is the later of (y) November 16, 2007 or (z) the date that certain milestones specified in the agreement have been achieved. The First Option is exercisable in cash or NeoGenomics Common Stock at our option, provided, however, that we must include at least $1.0 million of cash in the consideration if we elect to exercise this First Option. In addition to purchasing convertible preferred stock as part of the First Option, we are also entitled to receive such number of warrants to purchase Power3 Common Stock that will permit us to maintain our ownership percentage in Power3 on a fully diluted basis.  Such warrants will have a purchase price equal to the initial conversion price of the convertible preferred stock that was purchased pursuant to the First Option and will have a five year term.

The second option (the “Second Option”), which is only exercisable to the extent that we have exercised the First Option, provides that we will have the option to increase our stake in Power3 to up to 60% of fully diluted shares of Power3 over the twelve month period beginning on the expiration date of the First Option in one or a series of transactions by purchasing additional convertible preferred stock of Power3 that is convertible into voting Common Stock and the right to receive additional warrants. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised within six months of exercise of the First Option, be the lesser of (a) $0.40/share or (b) $40,000,000 divided by the fully diluted shares outstanding on the date of exercise of the Second Option. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised after six months, but within twelve months of exercise of the First Option, be the lesser of (y) $0.50/share or (z) an equity price per share equal to $50,000,000 divided by the fully diluted shares outstanding on the date of any purchase. The exercise price of the Second Option may be paid in cash or in any combination of cash and our Common Stock at our option. In addition to purchasing convertible preferred stock as part of the Second Option, we are also entitled to receive such number of warrants to purchase Power3 Common Stock that will permit us to maintain our ownership percentage in Power3 on a fully diluted basis.  Such warrants will have an exercise price equal to the initial conversion price of the convertible preferred stock being purchased on that date and will have a five year term.

The purchase agreement granted us (1) a right of first refusal with respect to future issuances of Power3 capital stock and (2) the right to appoint a member of the Power3 board of directors so long as we own ten percent (10%) or more of Power3’s outstanding voting securities.

The convertible debenture, since it is convertible into restricted shares of stock, is recorded under the fair value method at its initial cost of $200,000 if the stock price of Power3 is less than $0.20 per share or at fair value if the stock price of Power3 is greater than $0.20 per share. As of June 30, 2007, the stock price of Power3 was less than $0.20 per share so the convertible debenture is reflected at cost.

NOTE F – SUBSEQUENT EVENTS

On August 15, 2007 our Board of Directors voted to issue warrants to purchase 533,334 shares of our Common Stock to the investors who purchased shares in the Private Placement.  Such warrants have an exercise price of $1.50/share and are exercisable for a period of two years.  Such warrants also have a provision for piggyback registration rights in the first year and demand registration rights in the second year.

End of Financial Statements

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (including cautionary statement)

Introduction

The following discussion and analysis should be read in conjunction with the financial statements for the three and six months ended June 30, 2007, included with this Form 10-QSB.  Readers are also referred to the cautionary statement, which addresses forward-looking statements made by us. As used in this report, the terms "we", "us", "our", “NeoGenomics”, and the “Company” mean NeoGenomics, Inc. and subsidiaries unless otherwise indicated.

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
b) Fluorescence In-Situ Hybridization (“FISH”) testing, which analyzes abnormalities at the chromosomal and gene levels;
c) flow cytometry testing, which analyzes gene expression of specific markers inside cells and on cell surfaces; and
d) molecular testing which involves analysis of DNA and RNA to diagnose and predict the clinical significance of various genetic sequence disorders.

All of these testing services are widely utilized in the diagnosis and prognosis of various types of cancer.

We believe the genetic and molecular testing segment of the medical laboratory industry is the most rapidly growing niche of the market.  Approximately six years ago, the World Health Organization reclassified cancers as genetic anomalies.  This growing awareness of the genetic root behind most cancers combined with advances in technology and genetic research, including the complete sequencing of the human genome, have made possible a whole new set of tools to diagnose and treat diseases.  This has opened up a vast opportunity for laboratory companies that are positioned to address this growing market segment.

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

NeoGenomics’ primary focus is to provide high complexity laboratory testing for the community-based pathology and oncology markets.  Within these key market segments, we currently provide our services to pathologists and oncologists in the United States that perform bone marrow and/or peripheral blood sampling for the diagnosis of liquid tumors (leukemias and lymphomas) and archival tissue referral for analysis of solid tumors such as breast cancer.  We also target community-based urologists, due to the availability of UroVysion®, a FISH-based test for the initial diagnosis of bladder cancer and early detection of recurrent disease.  We focus on community-based practitioners for two reasons: First, academic pathologists and associated clinicians tend to have their testing needs met within the confines of their university affiliation.  Secondly, most of the cancer care in the United States is administered by community based practitioners, not in academic centers, due to ease of local access.  Moreover, within the community-based pathologist segment it is not our intent to willingly compete with our customers for testing services that they may seek to perform themselves.   Fee-for-service pathologists for example, derive a significant portion of their annual revenue from the interpretation of biopsy specimens.  Unlike other larger laboratories, which strive to perform 100% of such testing services themselves, we do not intend to compete with our customers for such specimens. Rather, our high complexity cancer testing focus is a natural extension of and complementary to many of the services that our community-based customers often perform within their own practices.  As such, we believe our relationship as a non-competitive consultant, empowers these physicians to expand their testing breadth and provide a menu of services that matches or exceeds the level of service found in academic centers of excellence around the country.

We continue to make progress growing our testing volumes and revenue beyond our historically focused activities in Florida due to our expanding field sales footprint.  As of June 30, 2007, NeoGenomics’ sales organization totaled 11 individuals.  Recent, key hires included our Vice President of Sales & Marketing, and various sales managers and representatives in the Northeastern, Southeastern, and Western states. We intend to continue adding sales representatives on a quarterly basis throughout the year. As more sales representatives are added, we believe the base of our business outside of Florida will continue to grow and ultimately eclipse that which is generated within the state.

We are successfully competing in the marketplace based on the quality and comprehensiveness of our test results, and our innovative flexible levels of service, industry-leading turn-around times, regionalization of laboratory operations and ability to provide after-test support to those physicians requesting consultation.  2006 saw the introduction of our Genetic Pathology Solutions (“GPS”) product that provides summary interpretation of multiple testing platforms all in one consolidated report.  Responses from our clients have been favorable and GPS provides another option for those customers that require a higher degree of customized service.

             Another important service was initiated in December 2006 when we became the first laboratory to offer technical-component only (“tech-only”) FISH testing to the key community-based pathologist market segment.  NeoFISHTM has been enthusiastically received and has provided our sales team with another differentiating product to meet the needs of our target community-based pathologists.  With NeoFISHTM these customers are able to retain a portion of the overall testing revenue from such FISH specimens themselves, which serves to much better align their interests with those of NeoGenomics than what might otherwise be possible with larger laboratory competitors.

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

In 2006 we began an aggressive campaign to form new laboratories around the country that will allow us to regionalize our operations to be closer to our customers.  High complexity laboratories within the cancer testing niche have frequently operated a core facility on one or both coasts to service the needs of their customers around the country.  Informal surveys of customers and prospects uncovered a desire to do business with a laboratory with national breadth but with a more local presence.  In such a scenario, specimen integrity, turnaround-time of results, client service support, and interaction with our medical staff are all enhanced.  In 2006, NeoGenomics achieved the milestone of opening two other laboratories to complement our headquarters in Fort Myers, Florida.  NeoGenomics’ facilities in Nashville, Tennessee and Irvine, California received the appropriate state and CLIA-certified clinical laboratory licensure and are now receiving live specimens.  As situations dictate and opportunities arise, we intend to continue to develop and open new laboratories, which are linked together by our optimized Laboratory Information System (“LIS”), to better meet the regionalized needs of our customers.

Fiscal year 2006 also saw the initial establishment of the NeoGenomics Contract Research Organization (“CRO”) division based at our Irvine, CA facility.  This division was created to take advantage of our core competencies in genetic and molecular high complexity testing and act as a vehicle to compete for research projects and clinical trial support contracts in the biotechnology and pharmaceutical industries.  The CRO division will also act as a development conduit for the validation of new tests which can then be transferred to our clinical laboratories and be offered to our clients.  We envision the CRO as a way to infuse intellectual property into the mix of our services and in time create a more “vertically integrated” laboratory that can potentially offer additional clinical services of a more proprietary nature.  Our agreement with Power3 further expanded the scope of this entity and provides us with joint venture partner.  We anticipate launching this venture in the third or fourth quarter of 2007.

As NeoGenomics grows, we anticipate offering additional tests that broaden our focus from genetic and molecular testing to more traditional types of AP testing that are complementary to our current test offerings.  At no time do we expect to intentionally compete with fee-for-service pathologists for services of this type and our sales efforts will operate under a strict “right of first refusal” philosophy that supports rather than undercuts the practice of community-based pathology.  We believe that by adding additional types of tests to our product offering we will be able to capture increases in our testing volumes through our existing customer base as well as more easily attract new customers via the ability to package our testing services more appropriately to the needs of the market.

Historically, the above approach has borne out well for the Company.  For most of FY 2004, we only performed one type of test in-house, cytogenetics, which resulted in only one test being performed per customer requisition for most of the year and average revenue per requisition of approximately $490.  With the subsequent addition of FISH testing in FY 2005 and flow cytometry to our pre-existing cytogenetics testing in FY 2006, the number of tests we performed per requisition increased, which in turn drove an increase in our  average revenue/requisition by 29% in FY 2005 to approximately $632 and by a further 7% in FY 2006 to approximately $677/requisition.  The following is a summary of our key operating metrics for the three and six months ended June 30, 2007 and June 30, 2006, respectively:

	For the Six-Months Ended June 30, 2007	For the Six-Months Ended June 30, 2006	% Inc (Dec)	For the Three-Months Ended June 30, 2007	For the Three-Months Ended June 30, 2006	% Inc (Dec)

Requisitions Received (cases)	6,551	4,420	48.2%	3,468	2,472	40.3%
Number of Tests Performed	8,678	6,139	41.4%	4,482	3,475	29.0%
Avg. # of Tests / Requisition	1.32	1.39	(4.6)%	1.29	1.41	(8.5)%

Total Testing Revenue	$4,586,694	$3,111,293	47.4%	$2,344,032	$1,767,492	32.6%
Avg Revenue/Requisition	$700.15	$703.91	(0.5)%	$675.90	$715.00	(5.5)%
Avg Revenue/Test	$528.54	$506.81	4.3%	$522.99	$508.63	2.8%

We believe this bundled approach to testing represents a clinically sound practice and that with focused sales and marketing efforts and the recent launch of GPS™ reporting, NeoFISHTM tech-only FISH services, and the future addition of additional testing platforms, we can increase our average revenue per customer requisition further.  As the average number of tests performed per requisition increases, this should drive large increases in our revenue and afford the Company significant synergies and efficiencies in our operations and sales and marketing activities.   For instance, initial testing for many hematologic cancers may yield total revenue ranging from approximately $1,800 - $3,600/requisition and is generally comprised of a combination of some or all of the following tests:  cytogenetics, fluorescence in-situ hybridization (FISH), flow cytometry and, per client request, morphology testing.  Whereas in FY 2004, we only addressed approximately $500 of this potential revenue per requisition; in FY 2005 we addressed approximately $1,200 - $1,900 of this potential revenue per requisition; and in FY 2006, we began addressing this entire revenue stream (see below), dependent on medical necessity criteria and guidelines:

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

Results of Operations for the Three and Six Months Ended June 30, 2007 as Compared to the Three and Six Months Ended June 30, 2006

Revenue

For the three months ended June 30, 2007 our revenues increased 33% to approximately $2,344,000 from approximately $1,768,000 for the comparable period in 2006. This was the result of a 29% increase in testing volume and a 3% increase in average revenue per test.  For the six months ended June 30, 2007 our revenues increased 47% to approximately $4,587,000 from approximately $3,111,000 for the comparable period in 2006. This was the result of an increase in testing volume of 41% and a 4% increase in average revenue per test.  The testing volume increases are the result of wide acceptance of our bundled testing product offering and our industry leading turnaround times, which has resulted in new customers.  The increases in average revenue per test are a result of our revenue mix continuing to evolve toward higher priced FISH and flow cytometry tests over time.

Cost of Revenue

For the three months ended June 30, 2007 our cost of revenue increased 61% to approximately $1,166,000 from approximately $726,000 in 2006. This increase was driven by the increase in testing volumes for the period and was primarily the result of the following:

•	Increase of approximately 84% in employee and benefit related costs
•	Increase of approximately 352% in facility costs;
•	Increase of approximately 64% in supply costs; and
•	Increase of approximately 157% in postage and delivery costs.

For the six months ended June 30, 2007 our cost of revenue increased 61% to approximately $2,103,000 from approximately $1,303,000 for the comparable period in 2006.  This increase was driven by the increase in testing volumes for the period and was primarily the result of the following:

•	Increase of approximately 85% in employee labor and benefit related costs
•	Increase of approximately 404% in facility costs;
•	Increase of approximately 70% in supply costs; and
•	Increase of approximately 146% in postage and delivery costs

Gross Profit

As a result of these increase in cost of revenue which was greater than the increase in revenue, our gross profit percentage for the three months ended June 30, 2007 decreased to approximately 50% from approximately 59% for the three months ended June 30, 2006.  Our gross profit percentage for the six months ended June 30, 2007 decreased for similar reasons to approximately 54% from approximately 58% for the six months ended June 30, 2006.

Selling, General and Administrative Expenses

During the three months ended June 30, 2007, our selling, general and administrative (“SG&A”) expenses increased by approximately 157% to approximately $2,059,000 from approximately $802,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, our SG&A expenses increased by approximately 150% to approximately $3,486,000 from approximately $1,392,800 during the six months ended June 30, 2006.  This increase was primarily the result of higher personnel and personnel-related expenses, associated with the increase in management, sales and administrative headcount that was necessary to manage the significant increases in test volumes described above. In addition, our SG&A expenses also include all of our overhead and technology expenses and bad debt reserves, which also had to increase as a result of higher test volumes and increased revenue.  SG&A expenses for the three months ended June 30, 2007 also included approximately $170,000 of litigation-related legal expenses, whereas no such legal expenses were included in SG&A for the three months ended June 30, 2006.  SG&A for the three months ended June 30, 2007 also included approximately $102,000 of non-recurring, non-cash expenses related to the early retirement of our long-term debt and the granting of certain stock-based compensation in connection with expanding and re-electing our Board of Directors in May, whereas no such expenses were incurred for the three months ended June 30, 2006.

Other Income and Expense

Interest expense for the three months ended June 30, 2007 increased approximately 18% to approximately $92,600 from approximately $78,300 for the comparable period in 2006.  Interest expense for the six months ended June 30, 2007 increased approximately 29% to approximately $191,000 from approximately $148,000 for the comparable period in 2006.  Interest expense is primarily comprised of interest payable on advances under our Credit Facility from Aspen, which has increased as a result of our increased borrowing to fund operations, and to a lesser extent interest on capital leases entered into during 2006 and early 2007.   The Credit Facility from Aspen was paid off on June 7, 2007.

Net Income/Loss

As a result of the foregoing, our net loss for the three months-ended June 30, 2007 expanded to approximately $974,000 from net income of approximately $161,000 during the three months-ended June 30, 2006.  For the six months-ended June 30, 2007 net loss expanded to approximately $1,194,000 from net income of approximately $268,000 during the six months-ended June 30, 2006.

COMMITTMENTS

Operating Leases

On April 5, 2007, we entered into a lease for 8,195 square feet of laboratory space in Irvine, California. The lease is a five year lease and results in total payments by the Company of approximately $771,000 including estimated operating and maintenance expenses and property taxes.  This lease will expire on April 30, 2012.

On June 1, 2007, we entered into a lease for 9,000 square feet of office space in Ft Myers, Florida. The lease is a seven month lease and results in total payments by the Company of approximately $45,000 including estimated operating and maintenance expenses and property taxes.  This lease will expire on December 31, 2007 and is subject to a sub-lease option period from January 2008 through December 2010.

Capital Leases

During 2007, we entered into the following capital leases:

				Monthly	Obligation at
Date	Type	Months	Cost	Payment	June 30, 2007
Feb 2007	Computer Hardware	36	$3,544	$122	$2,994
Feb 2007	Computer Hardware	36	6,244	219	5,472
Feb 2007	Lab Equipment	48	80,015	2,289	71,555
Mar 2007	Lab Equipment	60	135,655	2,746	130,070
Mar 2007	Computer Software	36	15,783	527	13,509
April 2007	Computer Hardware	36	11,204	354	9,399
May 2007	Furniture	60	19,820	441	18,527
Totals			$272,265	$6,698	$251,526

Power3 Medical Products, Inc.

On April 2, 2007, we concluded an agreement with Power3 Medical Products, Inc., a New York Corporation (“Power3”) regarding the formation of a joint venture Contract Research Organization (“CRO”) and the issuance of convertible debentures and related securities by Power3 to us. Power3 is an early stage company engaged in the discovery, development, and commercialization of protein biomarkers. Under the terms of the agreement, NeoGenomics and Power3 agreed to enter into a joint venture agreement pursuant to which the parties will jointly own a CRO and begin commercializing Power3’s intellectual property portfolio of seventeen patents pending by developing diagnostic tests and other services around one or more of the 534 differentially expressed protein biomarkers that Power3 believes it has discovered to date. Power3 has agreed to license all of its intellectual property on a non-exclusive basis to the CRO for selected commercial applications as well as provide certain management personnel. We will provide access to cancer samples, management and sales & marketing personnel, laboratory facilities and working capital. Subject to final negotiation, we will own a minimum of 60% and up to 80% of the new CRO venture which is anticipated to be launched in the third or fourth quarter of 2007.

As part of the agreement, we provided $200,000 of working capital to Power3 by purchasing a convertible debenture on April 17, 2007 pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between us and Power3.  The debenture has a term of two years and a 6% per annum interest rate which is payable quarterly on the last calendar day of each quarter.  We were also granted two (2) options to increase our stake in Power3 to up to 60% of Power3’s fully diluted shares.  The first option (the “First Option”) is a fixed option to purchase convertible preferred stock of Power3 that is convertible into such number of shares of Power3 Common Stock, in one or more transactions, up to 20% of Power3’s voting Common Stock at a purchase price per share, which will also equal the initial conversion price per share, equal to the lesser of (a) $0.20/share, or (b) $20,000,000 divided by the fully-diluted shares outstanding on the date of the exercise of the First Option. This First Option is exercisable for a period starting on the date of purchase of the convertible debenture by NeoGenomics and extending until the day which is the later of (y) November 16, 2007 or (z) the date that certain milestones specified in the agreement have been achieved. The First Option is exercisable in cash or NeoGenomics Common Stock at our option, provided, however, that we must include at least $1.0 million of cash in the consideration if we elect to exercise this First Option. In addition to purchasing convertible preferred stock as part of the First Option, we are also entitled to receive such number of warrants to purchase Power3 Common Stock that will permit us to maintain our ownership percentage in Power3 on a fully diluted basis.  Such warrants will have a purchase price equal to the initial conversion price of the convertible preferred stock that was purchased pursuant to the First Option and will have a five year term.

The second option (the “Second Option”), which is only exercisable to the extent that we have exercised the First Option, provides that we will have the option to increase our stake in Power3 to up to 60% of fully diluted shares of Power3 over the twelve month period beginning on the expiration date of the First Option in one or a series of transactions by purchasing additional convertible preferred stock of Power3 that is convertible into voting Common Stock and the right to receive additional warrants. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised within six months of exercise of the First Option, be the lesser of (a) $0.40/share or (b) $40,000,000 divided by the fully diluted shares outstanding on the date of exercise of the Second Option. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised after six months, but within twelve months of exercise of the First Option, be the lesser of (y) $0.50/share or (z) an equity price per share equal to $50,000,000 divided by the fully diluted shares outstanding on the date of any purchase. The exercise price of the Second Option may be paid in cash or in any combination of cash and our Common Stock at our option. In addition to purchasing convertible preferred stock as part of the Second Option, we are also entitled to receive such number of warrants to purchase Power3 Common Stock that will permit us to maintain our ownership percentage in Power3 on a fully diluted basis.  Such warrants will have an exercise price equal to the initial conversion price of the convertible preferred stock being purchased on that date and will have a five year term.The purchase agreement granted us (1) a right of first refusal with respect to future issuances of Power3 capital stock and (2) the right to appoint a member of the Power3 board of directors so long as we own ten percent (10%) or more of Power3’s outstanding voting securities.

The convertible debenture, since it is convertible into restricted shares of stock, is recorded under the fair value method at its initial cost of $200,000 if the stock price of Power3 is less than $0.20 per share or at fair value if the stock price of Power3 is greater than $0.20 per share. As of June 30, 2007, the stock price of Power3 was less than $0.20 per share so the convertible debenture is reflected at cost.

Legal Contingency

On October 26, 2006, Accupath Diagnostics Laboratories, Inc. d/b/a US Labs, a California corporation (“US Labs”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles (the “court”) against the Company and Robert Gasparini, as an individual, and certain other employees and non-employees of NeoGenomics with respect to claims arising from discussions with current and former employees of US Labs.  US labs alleges, among other things, that NeoGemonics engaged in unfair competition because it was provided with access to certain salary information of four recently hired sales personnel prior to the time of hire.  We believe that US Labs’ claims against NeoGenomics lack merit, and that there are well-established laws that affirm the rights of employees to seek employment with any company they desire and employers to offer such employment to anyone they desire.  US Labs seeks unspecified monetary relief.  As part of the complaint, US Labs also sought preliminary injunctive relief against NeoGenomics, and requested that the Court bar NeoGenomics from, among other things:  (a) inducing any US labs’ employees to resign employment with US Labs; (b) soliciting, interviewing or employing US Labs’ employees for employment; (c) directly or indirectly soliciting US Labs’ customers with whom the four new employees of NeoGenomics did business while employed at US Labs; and  (d) soliciting, initiating and/or maintaining economic relationships with US Labs’ customers that are under contract with US Labs.

On November 15, 2006 the Court heard arguments on US Labs’ request for a preliminary injunction and denied the majority of US Labs’ request on the grounds that US Labs had not demonstrated a likelihood of success on the merits of their claims.  The Court did, however, issue a much narrower preliminary injunction that prevents NeoGenomics from “soliciting” the US Labs’ customers of such new sales personnel until the issues are resolved at the trial.  The preliminary injunction is limited only to the “soliciting” of the US Labs’ customers of the sales personnel in question, and does not in any way prohibit NeoGenomics from doing business with any such customers to the extent they have sought or seek a business relationship with NeoGenomics on their own initiative.  Furthermore, NeoGenomics is not enjoined from recruiting any additional personnel from US Labs through any lawful means.  We believe that US labs’ claims will not be affirmed at the trial; however, even if they were, NeoGemonics does not believe such claims would result in a material impact to our business.  NeoGenomics further believes that this lawsuit is nothing more that a blatant attempt by a large corporation to impede the progress of a smaller and more nimble competitor, and we intend to vigorously defend ourselves.

Discovery commenced in December 2006 and discovery and motion filing is ongoing. A trial is tentatively set for February 2008.  While the Company received unsolicited and inaccurate salary information for three individuals that were ultimately hired, no evidence of misappropriation of trade secrets has been adduced by either side. As such, the Company is currently contemplating filing pre-trial motions to narrow or end the litigation.

The Company is also a defendant in one lawsuit from a former employee relating to compensation related claims.  The Company does not believe this lawsuit is material to its operations or financial results and intends to vigorously pursue its defense of the matter.

The Company expects none of the aforementioned claims to be affirmed at trial; however, even if they were, NeoGenomics does not believe such claims would result in a material impact to our business. At this time we cannot accurately predict our legal fees but if these cases were to proceed to trial, we estimate that our legal fees could be as much as $600,000 to $750,000 in FY 2007.

Liquidity and Capital Resources

During the six months ended June 30, 2007, our operating activities used approximately $1, 568,000 in cash compare to cash used of approximately $256,000 for the six months ending on June 30, 2006.  This amount primarily resulted from a $1,193,000 net loss and the need to fund a significant increase in accounts receivable in the six months ended June 30, 2007 compared to having net income of 268,000 and the need to fund a much smaller increase in accounts receivable during the six months ended June 30, 2006.  Cash used in investing activities primarily increased as a result of our purchase of a convertible debenture for $200,000 during the three months ended June 30, 2007.  We also used cash of approximately $221,000 to purchase new equipment for the six months ended June 30, 2007 compared to approximately $234,000 for the six months ended June 30, 2006.  Our financing activities provided approximately $3,485,000 of cash for the six month period ended June 30, 2007 compared to approximately $753,000 for the six month period ended June 30, 2006.

On January 18, 2006, the Company entered into a binding letter agreement (the "Aspen Agreement") with Aspen Select Healthcare, LP, (“Aspen”).  Up until June 7, 2007, Aspen had been the Company’s largest creditor.  On June 7, 2007, the Company repaid in its entirety all of the outstanding indebtedness under the Aspen Loan Agreement and Credit Facility Amendment.  The January 2006 Aspen Agreement, provided, among other things, that:
:

(a) Aspen waived certain pre-emptive rights in connection with the sale of $400,000 of our Common Stock at a purchase price of $0.20 per share and the granting of 900,000 warrants with a purchase price of $0.26 per share to SKL Limited Partnership, LP (“SKL”) in exchange for five (5) year warrants to purchase 150,000 shares at a purchase price of $0.26 per share (the “Waiver Warrants”), as is more fully described below;

(b) Aspen had the right, up to April 30, 2006, to purchase up to $200,000 of restricted shares of our Common Stock at a purchase price per share of $0.20 per share (1,000,000 shares) and receive a five (5) year warrant to purchase 450,000 shares of our Common Stock at a purchase price of $0.26 per share in connection with such purchase (the “Equity Purchase Rights”).  On March 14, 2006, Aspen exercised its Equity Purchase Rights (as such term is defined in the Aspen Agreement);

(c) Aspen and the Company amended the Loan Agreement, dated March 23, 2005 (the “Loan Agreement”), by and between the parties, to extend the maturity date until September 30, 2007 and to modify certain covenants (such Loan Agreement as amended, the “Credit Facility Amendment”);

(d) Aspen had the right, through April 30, 2006, to provide up to $200,000 of additional secured indebtedness to the Company under the Credit Facility Amendment and to receive a five (5) year warrant to purchase up to 450,000 shares of the Company’s Common Stock with a purchase price of $0.26 per share (the “New Debt Rights”).  On March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement;

(e) The Company agreed to amend and restate the warrant agreement, dated March 23, 2005, to provide that all 2,500,000 warrant shares (the “Existing Warrants”) were vested and the exercise price per share was reset to $0.31 per share; and

(f) The Company agreed to amend the Registration Rights Agreement, dated March 23, 2005 (the “Registration Rights Agreement”), by and between the parties, to incorporate the Existing Warrants, the Waiver Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

We borrowed an additional $100,000 from the Aspen Credit Facility in May 2006, $25,000 in September 2006 and $50,000 in December 2006. At December 31, 2006, $1,675,000 was outstanding on the Credit Facility, which bears interest at prime plus 6%, and $25,000 remained available. Subsequent to December 31, 2006 we borrowed the remaining $25,000 available under the Aspen Credit Facility.  On June 7, 2007, we repaid all of the $1,700,000 of principal outstanding on the Aspen Credit Facility.

During the period from January 18 through 21, 2006, the Company entered into agreements with four (4) other shareholders who are parties to a Shareholders’ Agreement, dated March 23, 2005, to exchange five (5) year warrants to purchase an aggregate of 150,000 shares of stock at a purchase price of $0.26 per share for such shareholders’ waiver of their pre-emptive rights under the Shareholders’ Agreement.

On January 21, 2006 the Company entered into a subscription agreement with SKL (the “Subscription”), whereby SKL purchased 2.0 million shares (the “Subscription Shares”) of the Company’s Common Stock at a purchase price of $0.20 per share for $400,000. Under the terms of the Subscription, the Subscription Shares are restricted for a period of twenty-four (24) months and then carry piggyback registration rights to the extent that exemptions under Rule 144 are not available to SKL. In connection with the Subscription, the Company also issued a five (5) year warrant to purchase 900,000 shares of the Company’s Common Stock at a purchase price of $0.26 per share. SKL has no previous affiliation with the Company.

On June 6, 2005, we entered into our Standby Equity Distribution Agreement with Cornell Capital Partners pursuant to which the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of its Common Stock for a total purchase price of up to $5.0 million.

On June 6, 2006 as a result of not terminating the SEDA with Cornell Capital Partners, a short-term note payable in the amount of $50,000 became due to Cornell and was subsequently paid in July 2006.

    The following sales of common stock have been made under our SEDA with Cornell since it was first declared effective on August 1, 2005.  The Cornell SEDA expired on August 1, 2007 and we elected not to renew it.

Request Date	Completion Date	Shares of Common Stock Issued/Sold	Gross Proceeds Received	Cornell Fee	Escrow Fee	Net Proceeds	ASP(1)

8/29/2005	9/8/2005	63,776	$25,000	$1,250	$500	$23,250

12/10/2005	12/18/2005	241,779	50,000	2,500	500	47,000

Subtotal - 2005		305,555	$75,000	$3,750	$1,000	$70,250	$0.25

7/19/2006	7/28/2006	83,491	53,000	2,500	500	50,000

8/8/2006	8/16/2006	279,486	250,000	12,500	500	237,000

10/18/2006	10/23/2006	167,842	200,000	10,000	500	189,500

Subtotal - 2006		530,819	$503,000	$25,000	$1,500	$476,500	$0.95

12/29/2006	1/10/2007	98,522	150,000	7,500	500	142,000

1/16/2007	1/24/2007	100,053	150,000	7,500	500	142,000

2/1/2007	2/12/2007	65,902	100,000	5,000	500	94,500

2/19/2007	2/28/2007	166,611	250,000	12,500	500	237,000

2/28/2007	3/7/2007	180,963	250,000	12,500	500	237,000

4/5/2007	4/16/2007	164,777	250,000	12,500	500	237,000

4/20/2007	4/30/2007	173,467	250,000	12,500	500	237,000
Subtotal - 2007	To Date	950,295	$1,400,000	$70,000	$3,500	$1,326,500	$1.48

Total Since Inception		1,786,669	$1,978,000	$98,750	$6,000	$1,873,250	$1.19

Total Facility			$5,000,000

(1) Average Selling Price of shares issued.

During the period from May 31, 2007 through June 6, 2007, we sold 2,666,667 shares of our Common Stock to ten unaffiliated accredited investors (the “Investors”) at a price of $1.50 per share in a private placement of our Common Stock (the “Private Placement”).  The Private Placement generated gross proceeds to the Company of $4 million, and after estimated transaction costs, the Company received net cash proceeds of approximately $3.75 million.  The Company also issued warrants to purchase 98,417 shares of our Common Stock to Noble International Investments, Inc. (“Noble”), in consideration for its services as a placement agent for the Private Placement.  Additionally, the Company issued to Aspen Capital Advisors, LLC (“ACA”) warrants to purchase 250,000 shares at $1.50 per share in consideration for ACA’s services to the Company in connection with the Private Placement.  The Private Placement involved the issuance of the aforementioned unregistered securities in transactions that we believed were exempt from registration under Rule 506 promulgated under the Securities Act.  All of the aforementioned stockholders received registration rights for the Private Placement shares so purchased and we filed a registration statement on Form SB-2 on July 12, 2007 to register these shares (the “Registration Statement”).  Certain of the Investors also purchased 1,500,000 shares and 500,000 warrants from

Aspen Select Healthcare, LP in a separate transaction that occurred simultaneously with the Private Placement and the Company agreed to an assignment of Aspen’s registration rights for such shares and warrants, and thus were included in the Registration Statement.

On June 6, 2007, the Company issued to Lewis Asset Management (LAM) 500,000 shares of Common Stock at a purchase price of $0.26 per share and received gross proceeds equal to $130,000 upon the exercise by LAM of 500,000 warrants which were purchased by LAM from Aspen Select Healthcare, LP on that day.

On June 7, 2007, the used part of the net proceeds of the Private Placement to pay off the $1.7M principal balance of the Aspen Credit Facility.

    On August 15, 2007 our Board of Directors voted to issue warrants to purchase 533,334 shares of our Common Stock to the investors who purchased shares in the Private Placement.  Such warrants have an exercise price of $1.50/share and are exercisable for a period of two years.  Such warrants also have a provision for piggyback registration rights in the first year and demand registration rights in the second year.

At the present time, we anticipate that based on our current business plan that we have sufficient cash to fund our business operations for at least the next six months.  In June, we agreed on a non-binding term sheet for a $4 million credit facility with Wachovia Bank (the “Wachovia Credit Facility”).  The Wachovia Credit Facility, if consummated, will be comprised of two parts; a $2 million working capital facility based on eligible accounts receivable and a $2 million capital expenditures facility.  As of the date hereof, definitive agreements for the Wachovia Credit Facility have not been consummated, and the Company does not expect that such agreements will be executed before the fourth quarter of FY 2007, if it they are consummated at all.  In addition to the Wachovia Credit Facility, we also rely on equipment lessors to fund our purchases of capital equipment from time to time.  This estimate of our cash needs does not include any additional funding which may be required for growth in our business beyond that which is planned, strategic transactions or acquisitions. In the event that the Company grows faster than we currently anticipate or we engage in strategic transactions or acquisitions, or we do not close on the Wachovia Credit Facility, or we are unable to line up equipment financing from equipment lessors in an amount sufficient to cover our planned capital expenditures, and our cash on hand is not sufficient to meet our financing needs, we may need to raise additional capital from other resources.  In such event, the Company may not be able to obtain such funding on attractive terms or at all and the Company may be required to curtail its operations. On August 3, 2007 we had approximately $1,487,136 in cash on hand.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $1,500,000 to $2,000,000 of additional capital equipment during the next twelve months.  We plan to fund these expenditures via the proposed capital expenditure facility with Wachovia Bank and/or though other capital lease financing arrangements.  If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Staffing

As of June 30, 2007, we had seventy seven full-time employees. During the remainder of FY 2007, we plan to add additional laboratory technologists and laboratory assistants to assist us in handling a greater volume of tests and to perform sponsored research projects.   In addition, we intend to continue building our sales force in an effort to sustain our sales growth, as well as add personnel in management, accounting, and administrative functions.  The number of such additional personnel and their salaries will be determined by the volume of business we are generating and the availability of adequate financial resources to pay the salaries of such personnel.

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

The market for genetic and molecular testing services is highly competitive and competition is expected to continue to increase.  The Company competes with other commercial medical laboratories in addition to the in-house laboratories of many major hospitals.  Many of the Company’s existing competitors have significantly greater financial, human, technical and marketing resources than the Company.  The Company’s competitors may develop products and services that are superior to those of the Company or that achieve greater market acceptance than the Company’s offerings.  The Company may not be able to compete successfully against current and future sources of competition and in such case; this may have a material adverse effect on the Company’s business, results of operations and financial condition, and could force us to curtail our business operations.

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

The Company Is Controlled by Existing Shareholders Therefore Other Shareholders Will Not Be Able to Direct The Company

The majority of our shares and thus voting control of the Company is held by a relatively small group of stockholders.  Because of such ownership, those stockholders will effectively retain control of our Board of Directors and determine all of our corporate actions.  In addition, the Company and stockholders owning 11,591,579 shares, or approximately 37.1% of our Common Stock outstanding as of June 30, 2007, have executed a Shareholders’ Agreement that, among other provisions, gives Aspen, our largest stockholder, the right to designate three out of the seven Directors authorized for our Board of Directors, and to nominate one mutually acceptable independent Director.  Accordingly, it is anticipated that Aspen and other parties to the Shareholders’ Agreement will continue to have the ability to elect a controlling number of the members of our Board of Directors and the minority stockholders of the Company may not be able to elect a representative to our Board of Directors.  Such concentration of ownership may also have the effect of delaying or preventing a change in control. The shareholders’ agreement was filed with a current report on form 8-K on March 30, 2005 as Exhibit 99.2-Amended Restated Registration Rights Agreement.

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

(B)           Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the three months ended June 30, 2007, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 26, 2006, Accupath Diagnostics Laboratories, Inc. d/b/a US Labs, a California corporation (“US Labs”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles (the “court”) against the Company and Robert Gasparini, as an individual, and certain other employees and non-employees of NeoGenomics with respect to claims arising from discussions with current and former employees of US Labs.  US labs alleges, among other things, that NeoGemonics engaged in unfair competition because it was provided with access to certain salary information of four recently hired sales personnel prior to the time of hire.  We believe that US Labs’ claims against NeoGenomics lack merit, and that there are well-established laws that affirm the rights of employees to seek employment with any company they desire and employers to offer such employment to anyone they desire.  US Labs seeks unspecified monetary relief.  As part of the complaint, US Labs also sought preliminary injunctive relief against NeoGenomics, and requested that the Court bar NeoGenomics from, among other things:  (a) inducing any US labs’ employees to resign employment with US Labs; (b) soliciting, interviewing or employing US Labs’ employees for employment; (c) directly or indirectly soliciting US Labs’ customers with whom the four new employees of NeoGenomics did business while employed at US Labs; and  (d) soliciting, initiating and/or maintaining economic relationships with US Labs’ customers that are under contract with US Labs.

On November 15, 2006 the Court heard arguments on US Labs’ request for a preliminary injunction and denied the majority of US Labs’ request on the grounds that US Labs had not demonstrated a likelihood of success on the merits of their claims.  The Court did, however, issue a much narrower preliminary injunction that prevents NeoGenomics from “soliciting” the US Labs’ customers of such new sales personnel until the issues are resolved at the trial.  The preliminary injunction is limited only to the “soliciting” of the US Labs’ customers of the sales personnel in question, and does not in any way prohibit NeoGenomics from doing business with any such customers to the extent they have sought or seek a business relationship with NeoGenomics on their own initiative.  Furthermore, NeoGenomics is not enjoined from recruiting any additional personnel from US Labs through any lawful means.  We believe that US labs’ claims will not be affirmed at the trial; however, even if they were, NeoGemonics does not believe such claims would result in a material impact to our business.  NeoGenomics further believes that this lawsuit is nothing more that a blatant attempt by a large corporation to impede the progress of a smaller and more nimble competitor, and we intend to vigorously defend ourselves.

Discovery commenced in December 2006 and discovery and motion filing is ongoing. A trial is tentatively set for February 2008.  While the Company received unsolicited and inaccurate salary information for three individuals that were ultimately hired, no evidence of misappropriation of trade secrets has been adduced by either side. As such, the Company is currently contemplating filing pre-trial motions to narrow or end the litigation.

The Company is also a defendant in one lawsuit from a former employee relating to compensation related claims.  The Company does not believe this lawsuit is material to its operations or financial results and intends to vigorously pursue its defense of the matter.

The Company expects none of the aforementioned claims to be affirmed at trial; however, even if they were, NeoGenomics does not believe such claims would result in a material impact to our business. At this time we cannot accurately predict our legal fees but if these cases were to proceed to trial, we estimate that our legal fees could be as much as $600,000 to $750,000 in FY 2007.

Item 2.  Change in Securities

During the period from May 31, 2007 through June 6, 2007, we sold 2,666,667 shares of our Common Stock to ten unaffiliated accredited investors (the “Investors”) at a price of $1.50 per share in a private placement of our Common Stock (the “Private Placement”).  The Private Placement generated gross proceeds to the Company of $4 million, and after estimated transaction costs, the Company received net cash proceeds of $3.75 million.  The Company also issued warrants to purchase 98,417 shares of our Common Stock to Noble International Investments, Inc. (“Noble”), in consideration for its services as a placement agent for the Private Placement.  Additionally, the Company issued to Aspen Capital Advisors, LLC (“ACA”) warrants to purchase 250,000 shares at $1.50 per share in consideration for ACA’s services to the Company in connection with the Private Placement.  The Private Placement involved the issuance of the aforementioned unregistered securities in transactions that we believed were exempt from registration under Rule 506 promulgated under the Securities Act.  All of the aforementioned stockholders received registration rights for the Private Placement shares so purchased and we filed a registration statement on Form SB-2 on July 12, 2007 to register these shares (the “Registration Statement”).  Certain of the Investors also purchased 1,500,000 shares and 500,000 warrants from Aspen Select Healthcare, LP in a separate transaction that occurred simultaneously with the Private Placement and the Company agreed to an assignment of Aspen’s registration rights for such shares and warrants, and thus were included in the Registration Statement.  On June 7, 2007, the used part of the net proceeds of the Private Placement to pay off the $1.7M principal balance of the Aspen Credit Facility.

On June 6, 2007, the Company issued to Lewis Asset Management (LAM) 500,000 shares of Common Stock at a purchase price of $0.26 per share and received gross proceeds equal to $130,000 upon the exercise by LAM of 500,000 warrants which were purchased by LAM from Aspen Select Healthcare, LP on that day.

On August 15, 2007 our Board of Directors voted to issue warrants to purchase 533,334 shares of our Common Stock to the investors who purchased shares in the Placement.  Such warrants have an exercise price of $1.50/share and are exercisable for a period of two years.  Such warrants also have a provision for piggyback registration rights in the first year and demand registration rights in the second year.

Item 3.  Defaults upon senior securities

NONE

Item 4.  Submission of Matters to a Vote of Securities Holders

On May 28, 2007, a majority of our shareholders re-elected our current board of directors and added two new members via a written consent.

Item 5.  Other Information

NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits - The following exhibits are filed as part of this Form 10-QSB.

EXHIBIT NO.	DESCRIPTION	FILING REFERENCE
3.1	Articles of Incorporation, as amended	(i)
3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2003.	(ii)
3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003.	(ii)
3.4	Amended and Restated Bylaws, dated April 15, 2003.	(ii)
10.1	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.2	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	(iv)
10.3	Guaranty of NeoGenomics, Inc., dated March 23, 2005	(iv)
10.4	Stock Pledge Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	(iv)
10.5	Warrants issued to Aspen Select Healthcare, L.P., dated March 23, 2005	(iv)
10.6	Securities Equity Distribution Agreement with Cornell Capital Partners, L.P. dated June 6, 2005	(iv)
10.7	Employment Agreement, dated December 14, 2005, between Mr. Robert P. Gasparini and the Company	(v)
10.8	Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. dated June 6, 2005	(vi)
10.9	Registration Rights Agreement with Cornell Capital partners, L.P. related to the Standby Equity Distribution dated June 6, 2005	(vi)
10.10	Placement Agent with Spartan Securities Group, Ltd., related to the Standby Equity Distribution dated June 6, 2005	(vi)
10.11	Amended and restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.12	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	(iii)
10.13	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.14	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.15	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	(iii)
10.16	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	(iii)
10.17	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	(iii)
10.18	Agreement with Power3 Medical Products, Inc regarding the Formation of Joint Venture & Issuance of Convertible Debenture and Related Securities	(vii)
10.19	Securities Purchase Agreement by and between NeoGenomics, Inc. and Power3 Medical Products, Inc.	(viii)
10.20	Power3 Medical Products, Inc. Convertible Debenture	(viii)
10.21	Agreement between NeoGenomics and Noble International Investments, Inc.	(xiv)
10.22	Subscription Document	(xiv)
10.23	Investor Registration Rights Agreement	(xiv)
31.1	Certification by Principal Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(viii)
31.2	Certification by Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(viii)
31.3	Certification by Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(viii)
32.1
Certification by Principal Executive Office, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(viii)
Footnotes
(i)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed February 10, 1999.
(ii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, filed May 20, 2003.
(iii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed April 3, 2006.
(iv)	Incorporated by reference to the Company’s Report on Form 8-K, filed March 30, 2005.
(v)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed April 15, 2005.
(vi)	Incorporated by reference to the Company’s Report on Form 8-K for the SEC filed June 8, 2005.
(vii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007.
(viii)	Incorporated by reference to the Company’s Quarterly Report on Form 10-KSB for the quarter ended March 31, 2007, filed May 15, 2007.
(xiv)	Incorporated by reference to the Company’s Registration statement on Form SB-2 filed July 6, 2007.

      (b) Reports on Form 8-K.

       On June 7, 2007, the Company filed a Report on Form 8-K announcing that a majority of the existing shareholders of the company voted to elect Robert Gasparini, George O’Leary, Steven Jones, Peter Peterson and Michael Dent for another term. A majority of the existing shareholders of the company have also elected Mr. William J. Robison and Dr. Marvin E. Jaffe to join the Company’s Board of Directors.  In this same filing the Company also announced that during the period from May 31, 2007 to June 6, 2007, it had sold 2.67 million restricted shares of common stock, par value $0.01 per share, in a private equity transaction with accredited investors.  The shares of common stock were priced at $1.50 and resulted in the company receiving gross proceeds of $4.0 million.  After estimated transaction costs the company received net proceeds of approximately $3.75 million.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOGENOMICS, INC.

Date: August 17, 2007	______/s/ Robert P. Gasparini_____
Name:                      Robert P. Gasparini
Title:                      President and
Principal Executive Officer

Date: August 17, 2007	______/s/ Steven C. Jones_____
Name:                      Steven C. Jones
Title:                      Acting Principal Financial Officer

Date: August 17, 2007	______/s/ Jerome J. Dvonch_____
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: August 17, 2007	By: /s/ Robert P. Gasparini
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: August 17, 2007	By: /s/ Steven C. Jones
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: August 17, 2007	By: /s/ Jerome J. Dvonch
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NeoGenomics, Inc. (the “Company”) on Form 10-QSB for the three and six months ended June 30, 2007as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 17, 2007 ______/s/ Robert P. Gasparini_____
 Robert P. Gasparini
       President and
       Principal Executive Officer

Date: August 17, 2007 ______/s/ Steven C. Jones__
 Steven C. Jones
       Acting Principal Financial Officer

Date: August 17, 2007 ______/s/ Jerome J. Dvonch__
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