Form 10-K/A
NEOGENOMICS INC
filed 2007-09-11
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20459

FORM 10-KSB/A

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

NONE

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will  be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  _ Yes    X  No

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

Molecular Testing.  Molecular testing primarily involves the analysis of  DNA to screen for and diagnose single gene disorders such as cystic fibrosis and Tay-Sachs disease as well as abnormalities in liquid and solid tumors.  There are approximately 1.0 – 2.0 million base pairs of DNA in each of the estimated 25,000 genes located across the 46 chromosomes in the nucleus of every cell.  Molecular testing allows us to look for variations in this DNA that are associated with specific types of diseases.  Today there are molecular tests for about 500 genetic diseases.  However, the majority of these tests remain available under the limited research use only designation and are only offered on a restricted basis to family members of someone who has been diagnosed with a genetic condition.  About 50 molecular tests are now available for the diagnosis, prognosis or monitoring of various types of cancers and physicians are becoming more comfortable ordering such adjunctive tests.  We currently provide these tests on an outsourced basis.  We anticipate in the near future performing some of the more popular tests within our facilities as the number of requests continues to increase.  Although reimbursement rates for these new molecular tests still need to improve, we believe that molecular testing is an important and growing market segment with many new diagnostic tests being developed every year.  We are committed to providing the latest and most accurate testing to clients and we will invest accordingly when market demand warrants.

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

The Failure to Obtain Necessary Additional Capital to Finance Growth and Capital Requirements, Could Adversely Affect The Company’s Business, Financial Condition and Results of Operations

The Company may seek to exploit business opportunities that require more capital than what is currently planned.  The Company may not be able to raise such capital on favorable terms or at all.  If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could adversely affect the ompany’s business, financial condition and results of operations.
18

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

Revenue Recognition

 Revenue is recognized for services rendered when test results are reported to the ordering physician and the testing process is complete.  The Company’s sales are generally billed to three types of payers – clients, patients and third parties, such as managed care companies, Medicare and Medicaid.  For clients, sales are recorded at the negotiated fee for service rate for each client.  Patient sales are recorded at the Company’s patient fee schedule less any estimated discounts that we deem appropriate for such “self-pay” individuals.  Third party sales are recorded based on established billing rates less estimated discounts and/or contractual allowances.

While we use all available information in the estimation of our net revenues, including our contractual status and historical collection experience with payers, by their nature, adjustments to previously recorded estimated net revenue amounts arise from time-to-time, and are recorded as an adjustment to current period net revenue when such amounts are both probable and estimable.  In almost all cases, such adjustments are not made until the time of final settlement because, until that point, we usually do not have sufficient information that would indicate that an adjustment is warranted.  We continually refine our estimated discounts and contractual allowances on a prospective basis to take new information and/or new payment experiences into consideration in order to make our prospective estimated net revenue as accurate as possible.  As a result, current period adjustments to prior period revenue estimates are not material to the Company’s results of operations or our financial condition in any period presented.  Our revenues also are subject to review and possible audit by the payers.  We believe that adequate provision has been made for any adjustments that may result from final determination of amounts earned under all of the above arrangements.  There are no known material claims, disputes or unsettled matters with any payers that are not adequately provided for in the accompanying consolidated financial statements.

Accounts Receivable

 We record accounts receivable net of estimated discounts and contractual allowances at the time services are performed.  We provide for accounts receivable that could become uncollectible in the future by establishing an allowance to reduce the carrying value of such receivables.  We estimate this allowance based on the aging and composition of our accounts receivable and our historical collection experience for each type of payer.  Receivables are charged off to the allowance account at the time they are deemed uncollectible.

The following table presents the dollars and % of the Company’s net accounts receivable from customers outstanding by aging category at December 31, 2006 and 2005:

Days Outstanding	2006	% 2006	2005	% 2005
1-30	$573,096	36.3%	$246,457	43.1%
31-60	541,334	34.3%	167,170	29.2%
61-90	212,102	13.4%	61,828	10.8%
91-120	126,284	8.0%	51,296	9.0%
>120	125,672	8.0%	62,155	7.9%

    The table above does not contain approximately $75,000 of accounts receivable from non-customers as of December 31, 2006.  Accounts receivable from customers classified as “self-pay” customers are not material to the total accounts receivable in any period presented.

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

  During the twelve months ended December 31, 2006, our average revenue per customer requisition increased by approximately 7% to $677.19 from $632.23 in 2005.  Our average revenue per test increased by approximately 9% to $504.44 from $461.86 in 2005.  This was primarily as a result of price increases to certain customers as well as product and payer mix changes.   Revenues per test are a function of both the nature of the test and the payer (Medicare, Medicaid, third party insurer, institutional client etc.).  Our policy is to record as revenue the amounts that we expect to collect based on published or contracted amounts and/or prior experience with the payer.   We have established a reserve for uncollectible amounts based on estimates of what we will collect from a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) co-payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers.   On December 31, 2006, our Allowance for Doubtful Accounts was approximately $103,500, a 174% increase from our balance at December 31, 2005 of $37,800.  The allowance for doubtful accounts was approximately 6.0% of accounts receivables on December 31, 2006 and December 31, 2005.

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

(g) All Waiver Warrants, the Existing Warrants and all warrants issued to Aspen and SKL in connection with the purchase of equity or debt securities are exercisable at the option of the holder and each such warrant contains provisions that allow for a physical exercise, a net cash exercise or a net share settlement.  We used the Black-Scholes pricing model to estimate the fair value of all such warrants as of the committment date for each, using the following  approximate assumptions: dividend yield of 0%, expected volatility of 14.6 – 19.3%, risk-free interest rate of 4.5%, and a term of 3 - 5 years.

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

The following sales of common stock have been made under our S.E.D.A. with Cornell since it was first declared effective on August 1, 2005.

Request	Completion	Shares of	Gross	Cornell	Escrow	Net
Date	Date	Common Stock	Proceeds	Fee	Fee	Proceeds	ASP(1)

8/29/2005	9/8/2005	63,776	$25,000	$1,250	$500	$23,250

12/10/2005	12/18/2005	241,779	50,000	2,500	500	47,000

Subtotal – 2005		305,555	$75,000	$3,750	$1,000	$70,250	$0.25

7/19/2006	7/28/2006	83,491	53,000	2,500	500	50,000

8/8/2006	8/16/2006	279,486	250,000	12,500	500	237,000

10/18/2006	10/23/2006	167,842	200,000	10,000	500	189,500

Subtotal – 2006		530,819	$503,000	$25,000	$1,500	$476,500	$0.95

12/29/2006	1/10/2007	98,522	150,000	7,500	500	142,000

1/16/2007	1/24/2007	100,053	150,000	7,500	500	142,000

2/1/2007	2/12/2007	65,902	100,000	5,000	500	94,500

2/19/2007	2/28/2007	166,611	250,000	12,500	500	237,000

2/28/2007	3/7/2007	180,963	250,000	12,500	500	237,000

Subtotal – 2007 YTD		612,051	$900,000	$45,000	$2,500	$852,500	$1.47

Total Since Inception		1,448,425	$1,478,000	$73,750	$5,000	$1,399,250	$1.02

Remaining		-	$3,522,000	-	-	-

Total Facility		-	$5,000,000	-	-	-

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

Future minimum lease payments under these leases as of December 31, 2006 are as follows:

Years ending December 31,	Amounts

2007	$227,082
2008	219,471
2009	214,015
2010	219,907
2011	105,710
Total minimum lease payments	$986,185
Capital Leases

During 2006, we entered into the following capital leases:

Date	Type	Months	Cost	Monthly Payment	Balance at December 31
March 2006	Laboratory Equipment	60	$134,200	$2,692	$117,117
August 2006	Laboratory Equipment	60	48,200	1,200	43,724
August 2006	Laboratory Equipment	60	98,400	2,366	90,140
August 2006	Laboratory Equipment	60	101,057	2,316	89,630
August 2006	Laboratory Equipment	60	100,200	2,105	86,740
November 2006	Laboratory Equipment	60	19,900	434	19,348
November 2006	Computer Equipment	60	9,700	228	9,366
December 2006	Computer Equipment	48	19,292	549	17,742
December 2006	Computer Equipment	48	25,308	718	24,003
December 2006	Office Equipment	60	46,100	994	45,567

Total			$602,357	$13,602	$543,377

Future minimum lease payments under these leases as of December 31, 2006 are as follows:

Years ending December 31,	Amounts

2007	$163,219
2008	163,219
2009	163,219
2010	161,951
2011	89,582
Total future minimum lease payments	741,190
Less amount representing interest	197,813
Present value of future minimum lease payments	543,377
Less current maturities	94,430

Obligations under capital leases – long term	$448,947

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

Employment Contracts

           On December 14, 2004, we entered into an employment agreement with Robert P. Gasparini to serve as our President and Chief Science Officer. The employment agreement has an initial term of three years, effective January 3, 2005; provided, however that either party may terminate the agreement by giving the other party sixty days written notice. The employment agreement specifies an initial base salary of $150,000/year, with specified salary increases to $185,000/year over the first 18 months of the contract. Mr. Gasparini is also entitled to receive cash bonuses for any given fiscal year in an amount equal to 15% of his base salary if he meets certain targets established by the Board of Directors. In addition, Mr. Gasparini was granted 1,000,000 Incentive Stock Options that have a ten year term so long as Mr. Gasparini remains an employee of the Company (these options, which vest according to the passage of time and other performance-based milestones, resulted in us recording stock based compensation expense under SFAS 123(R) beginning in 2006. Mr. Gasparini's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other health insuranceand relocation benefits. In the event that Mr. Gasparini is terminated without cause by the Company, the Company has agreed to pay Mr. Gasparini's base salary and maintain his employee benefits for a period of six months.

Recent Accounting Pronouncements

SFAS 159 – ‘The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115’

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

SFAS 158 – ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)’

In September 2006, the FASB issued Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R), or FAS 158. This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; (b) recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, Employers’ Accounting for Pensions, or FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. This statement is not expected to have a significant effect on our financial statements.

SFAS 157 – ‘Fair Value Measurements’

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

SAB 108 – ‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’

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

FIN 48 – ‘Accounting for Uncertainty in Income Taxes’

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

SFAS 156 – ‘Accounting for Servicing of Financial Assets’

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

             We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The fair value of options granted during 2006 was estimated on the date of the grants using the following approximate assumptions: dividend yield of 0%, expected volatility of 12 - 44% (depending on the date of issue), risk-free interest rate of 4.5 – 4.6% (depending on the date of issue), and an expected life of 3 or 4 years.

             SEC Staff Accounting Bulletin 107 (SAB 107) requires that the estimate of fair value used in valuing employee equity options should reflect the assumptions marketplace participants would use in determining how much to pay for an instrument on the date of the measurement (generally the grant date for equity awards).  We calculate expected volatility for stock options by taking the standard deviation of the stock price for the 3 months preceding the option grant and dividing it by the average stock price for the same 3 month period.  We believe that since the Company’s financial condition and prospects continue to improve significantly on a quarterly and annual basis, no reasonable market participants would value NeoGenomics stock options, if there were any such options that traded on a public exchange, by using expected future volatility estimates based on anything other than recent market information.  This conclusion is based on our Principal Financial Officer’s previous experience as a seniorexecutive in one of the largest over the counter options trading firms in the U.S. and his intimate knowledge of how professional investors value exchange traded options.  As such we do not believe that using historical volatility information from anything other than the most recent 3 month period prior to a grant date as the basis for estimating future volatility is consistent with the provisions of SAB 107.  Therefore, over the last four years we have consistently estimated future volatility in determining the fair value of employee options based on the three month period prior to any given grant date.  The risk-free interest rate we use in determining the fair value of equity awards under the Black Scholes model is the equivalent U.S. Treasury yield in effect at the time of grant for an instrument with a similar expected life as the option.

          The status of our stock options and stock awards are summarized as follows:

	Number	Weighted Average
	Of Shares	Exercise Price
Outstanding at December 31, 2004	882,329	$0.16

Granted	1,442,235	0.27
Exercised	(42,235)	0.00
Canceled	(482,329)	0.09
Outstanding at December 31, 2005	1,800,000	0.27

Granted	1,010,397	0.69
Exercised	(211,814)	0.31
Canceled	(481,916)	0.41
Outstanding at December 31, 2006	2,116,667	0.43

Exercisable at December 31, 2006	1,155,166	$0.28

          The following table summarizes information about our options outstanding at December 31, 2006:

		Weighted Average
Exercise Price	Number Outstanding	Remaining Contractual Life (in years)	Options Exercisable	Weighted Average Exercise Price
$0.00-0.30	1,289,000	7.9	1,032,500	$0.25
$0.31-0.46	188,417	7.4	73,916	$0.34
$0.47-0.71	406,250	9.5	28,750	$0.62
$0.72-1.08	85,000	9.7	0	$0.00
$1.09-1.64	148,000	9.9	20,000	$1.30

	2,116,667		1,155,166

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

[Letterhead of Kingery & Crouse, P.A.]

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

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

NET REVENUE	$6,475,996	$1,885,324

COST OF REVENUE	2,759,190	1,132,671

GROSS MARGIN	3,716,806	752,653

OTHER OPERATING EXPENSE
General and administrative	3,576,812	1,553,017

OTHER (INCOME)/EXPENSE:
Other income	(55,970)	(42)
Interest expense	325,625	196,838
Other (income)/expense – net	269,655	196,796

NET LOSS	$(129,661)	$(997,160)
NET LOSS PER SHARE - Basic and Diluted	$(0.00)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	26,166,031	22,264,435

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common	Common	Additional	Deferred
	Stock	Stock	Paid-In	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balances, December 31, 2004	21,539,416	$21,539	$9,603,664	$(28,620)	$(10,023,238)	$(426,655)

Common Stock issuances	1,237,103	1,237	394,763	-	-	396,000
Transaction fees and expenses	-	-	(191,160)	-	-	(191,160)
Options issued to Scientific Advisory Board members	-	-	-	2,953	-	2,953
Value of non-qualified stock options	-	-	5,638	(5,638)	-	-
Warrants issued for services	-	-	187,722	-	-	187,722
Stock issued for services	60,235	60	15,475	-	-	15,535
Deferred stock compensation related to warrants issued for services	-	-	(10,794)	10,794	-	-
Amortization of deferred stock compensation	-	-	-	17,826	-	17,826
Net loss	-	-	-	-	(997,160)	(997,160)

Balances, December 31, 2005	22,836,754	22,836	10,005,308	(2,685)	(11,020,398)	(994,939)

Common Stock issuances for cash	3,530,819	3,531	1,099,469	-	-	1,103,000
Common Stock issued for acquisition	100,000	100	49,900	-	-	50,000
Transaction fees and expenses	-	-	(80,189)	-	-	(80,189)
Adjustment of credit facility discount	-	-	2,365		-	2,365
Exercise of stock options and warrants	546,113	546	66,345	-	-	66,891
Warrants and stock issued for services	7,618	8	7,642	-	-	7,650
Payment of Note on Cornell Capital fee	-	-	(50,000)	-	-	(50,000)
Stock issued to settle accounts payable	40,172	40	15,627	-	-	15,667
Value of stock option grants	-	-	183,668	(183,668)	-	-
Stock compensation expense	-	-	-	63,730	-	63,730
Net loss	-	-	-	-	(129,661)	(129,661)

Balances, December 31, 2006	27,061,476	$27,061	$11,300,135	$(122,623)	$(11,150,059)	$54,514

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,661)	$(997,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	233,632	123,998
Impairment of fixed assets	53,524	50,000
Amortization of credit facility discounts and debt issue costs	72,956	57,068
Stock based compensation	63,730	-
Non-cash consulting and bonuses	7,650	85,877
Provision for bad debts	444,133	132,633
Other non-cash expenses	59,804	29,576
Changes in current assets and liabilities, net:
Accounts receivable, net	(1,442,791)	(627,241)
Inventory	(57,362)	(44,878)
Other current assets	(101,805)	(54,529)
Deposits	(31,522)	300
Deferred revenues	(100,000)	(10,000)
Accounts payable and accrued expenses and other liabilities	233,930	352,305

NET CASH USED IN OPERATING ACTIVITIES:	(693,782)	(902,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(398,618)	(117,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates, net	175,000	760,000
Notes payable	2,000	-
Repayments of capital leases	(58,980)	-
Debt issue costs	-	(53,587)
Issuances of common stock for cash, net of transaction expenses	1,089,702	211,662

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,207,722	918,075

NET CHANGE IN CASH AND CASH EQUIVALENTS	115,322	(101,604)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,944	112,548

CASH AND CASH EQUIVALENTS, END OF YEAR	$126,266	$10,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$269,316	$136,936

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment leased under capital leases	$602,357	$-
Common stock issued for acquisition	50,000	-
Common stock issued in settlement of financing fees	$50,000	$143,208

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

Revenue Recognition

Revenue is recognized for services rendered when test results are reported to the ordering physician and the testing process is complete.  The Company’s sales are generally billed to three types of payers – clients, patients and third parties, such as managed care companies, Medicare and Medicaid.  For clients, sales are recorded at the negotiated fee for service rate for each client.  Patient sales are recorded at the Company’s patient fee schedule less any estimated discounts that we deem appropriate for such “self-pay” individuals.  Third party sales are recorded based on established billing rates less estimated discounts and/or contractual allowances.

While we use all available information in the estimation of our net revenues, including our contractual status and historical collection experience with payers, by their nature, adjustments to previously recorded estimated net revenue amounts arise from time-to-time, and are recorded as an adjustment to current period net revenue when such amounts are both probable and estimable.  In almost all cases, such adjustments are not made until the time of final settlement because, until that point, we usually do not have sufficient information that would indicate that an adjustment is warranted.  We continually refine our estimated discounts and contractual allowances on a prospective basis to take new information and/or new payment experiences into consideration in order to make our prospective estimated net revenue as accurate as possible.  As a result, current period adjustments to prior period revenue estimates are not material to the Company’s results of operations or our financial condition in any period presented.  Our revenues also are subject to review and possible audit by the payers.  We believe that adequate provision has been made for any adjustments that may result from final determination of amounts earned under all of the above arrangements.  There are no known material claims, disputes or unsettled matters with any payers that are not adequately provided for in the accompanying consolidated financial statements.

Accounts Receivable

We record accounts receivable net of estimated discounts and/or contractual allowances at the time that services are performed.  We provide for accounts receivable that could become uncollectible in the future by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging and composition of our accounts receivable and our historical collection experience for each type of payer.  Receivables are charged off to the allowance account at the time they are deemed uncollectible.

The following table presents the dollars and % of the Company’s net accounts receivable from customers outstanding by aging category at December 31, 2006 and 2005:

Days Outstanding	2006	% 2006	2005	% 2005
1-30	$573,096	36.3%	$246,457	43.1%
31-60	541,334	34.3%	167,170	29.2%
61-90	212,102	13.4%	61,828	10.8%
91-120	126,284	8.0%	51,296	9.0%
>120	125,672	8.0%	62,155	7.9%

The table above does not contain approximately $75,000 of accounts receivable from non-customers as of December 31, 2006.  Accounts receivable from customers classified as “self-pay” customers are not material to the total accounts receivable in any period presented.

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

Recent Pronouncements

SFAS 159 – ‘The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115’

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

2.	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

3.	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services

4.	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option:May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

1.	Is irrevocable (unless a new election date occurs)

2.	Is applied only to entire instruments and not to portions of instruments.

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

SFAS 158 – ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)’

In September 2006, the FASB issued Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R), or FAS 158. This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; (b) recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, Employers’ Accounting for Pensions, or FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

SFAS 157 – ‘Fair Value Measurements’

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

SAB 108 – ‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’

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

FIN 48 – ‘Accounting for Uncertainty in Income Taxes’

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

SFAS 156 – ‘Accounting for Servicing of Financial Assets’

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

NOTE D - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during 2005, and for financial reporting purposes during 2006 in the accompanying consolidated statements ofoperations.  As we have significant loss carryforwards for tax purposes, no provisions for income taxes and/or deferred income taxes payable have been provided in the accompanying consolidated financial statements.

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

The shareholders of the Company have approved our Equity Incentive Plan, as amended and restated on October 31, 2006 (the “Plan”), that permits the grant of stock awards and stock options to officers, directors, employees and consultants. Options granted under the plan areeither Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSOs”).  Under this Plan, we are authorized to grant awards for up to 12% of our Adjusted Diluted Shares Outstanding (as defined in the Plan), which equated to 3,819,890 shares of our common stock as of December 31, 2006.  As of December 31, 2006, option and stock awards totaling 2,116,667 shares were outstanding.  Options typically have a 10 year life and vest over 3 or 4 years but each grant’s vesting and exercise price provisions are determined by the Board of Directors at the time the awards are granted.

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

We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The fair value of options granted during 2006 was estimated on the date of the grants using the following approximate assumptions: dividend yield of 0%, expected volatility of 12% - 44% (depending on the date of issue), risk-free interest rate of 4.5% – 4.6% (depending on the date of issue), and an expected life of 3 or 4 years.

SEC Staff Accounting Bulletin 107 (SAB 107) requires that the estimate of fair value used in valuing employee equity options should reflect the assumptions marketplace participants would use in determining how much to pay for an instrument on the date of the measurement (generally the grant date for equity awards).  We calculate expected volatility for our employee stock options by first looking at the range of implied volatilities embedded within the option contracts of the larger companies in our industry that have listed exchange-traded option contracts outstanding on their common stock.  We believe this range of implied volatilities comprises the upper and lower limits of what a marketplace participant would use in valuing our employee stock options if such options were transferable and not subject to the vesting requirements of employee stock options.  Then, in order to factor in developments that arespecific to NeoGenomics, we measure the recent volatility of our own stock price over the 3 month period preceding the option grant date by taking the standard deviation of the stock price for such period and dividing it by the average stock price for the same period to arrive at a measure of recent volatility.  If this measure of volatility is within the reference range, we use it as our estimate of future volatility in the Black-Scholes option pricing model.  If it is below or above the reference range, we use the minimum or the maximum of the reference range, accordingly, as our estimate of future volatility.

We believe that since the Company’s financial condition and prospects continue to improve significantly on a quarterly and annual basis, no reasonable market participants would value NeoGenomics stock options, if there were any such options that traded on a public exchange, by using expected future volatility estimates based on anything other than recent market information.  This conclusion is based on our Principal Financial Officer’s previous experience as a senior executive in one of the largest over the counter options trading firms in the U.S. and his intimate knowledge of how professional investors value exchange-traded options.  As such we do not believe that using historical volatility information from anything other than the most recent 3 month period prior to a grant date as the basis for estimating future volatility is consistent with the provisions of SAB 107.  Therefore, over the last four years we have consistently estimated future volatility in determining the fair value of employee options based on the three month period prior to any given grant date.  The risk-free interest rate we use in determining the fair value of equity awards under the Black Scholes model is the equivalent

U.S. Treasury yield in effect at the time of grant for an instrument with a similar expected life as the option.

The status of our stock options and stock awards are summarized as follows:

	Number	Weighted Average
	Of Shares	Exercise Price
Outstanding at December 31, 2004	882,329	$0.16

Granted	1,442,235	0.27
Exercised	(42,235)	0.00
Canceled	(482,329)	0.09
Outstanding at December 31, 2005	1,800,000	0.27

Granted	1,010,397	0.69
Exercised	(211,814)	0.31
Canceled	(481,916)	0.41
Outstanding at December 31, 2006	2,116,667	0.43

Exercisable at December 31, 2006	1,155,166	$0.28

The following table summarizes information about our options outstanding at December 31, 2006:

		Weighted Average
Exercise Price	Number Outstanding	Remaining Contractual Life (in years)	Options Exercisable	Weighted Average Exercise Price
$0.00-0.30	1,289,000	7.9	1,032,500	$0.25
$0.31-0.46	188,417	7.4	73,916	$0.34
$0.47-0.71	406,250	9.5	28,750	$0.62
$0.72-1.08	85,000	9.7	0	$0.00
$1.09-1.64	148,000	9.9	20,000	$1.30

	2,116,667		1,155,166

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

NOTE F – COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments under these leases as of December 31, 2006 are as follows:

Years ending December 31,	Amounts

2007	$227,082
2008	219,471
2009	214,015
2010	219,907
2011	105,710
Total minimum lease payments	$986,185

Capital Leases

During 2006, we entered into the following capital leases:

Date	Type	Months	Cost	Monthly Payment	Balance at December 31
March 2006	Laboratory Equipment	60	$134,200	$2,692	$117,117
August 2006	Laboratory Equipment	60	48,200	1,200	43,724
August 2006	Laboratory Equipment	60	98,400	2,366	90,140
August 2006	Laboratory Equipment	60	101,057	2,316	89,630
August 2006	Laboratory Equipment	60	100,200	2,105	86,740
November 2006	Laboratory Equipment	60	19,900	434	19,348
November 2006	Computer Equipment	60	9,700	228	9,366
December 2006	Computer Equipment	48	19,292	549	17,742
December 2006	Computer Equipment	48	25,308	718	24,003
December 2006	Office Equipment	60	46,100	994	45,567

Total			$602,357	$13,602	$543,377

Future minimum lease payments under these leases as of December 31, 2006 are as follows:

Years ending December 31,	Amounts

2007	$163,219
2008	163,219
2009	163,219
2010	161,951
2011	89,582
Total future minimum lease payments	741,190
Less amount representing interest	197,813
Present value of future minimum lease payments	543,377
Less current maturities	94,430

Obligations under capital leases – long term	$448,947

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

We believe that none of US Labs’ claims will be affirmed at trial; however, even if they were, NeoGenomics does not believe such claims would result in a material impact to our business.  .

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

On March 23, 2005, we entered into an agreement with Aspen Select Healthcare, LP (formerly known as MVP 3, LP) (“Aspen”) to refinance our existing indebtedness of $740,000 and provide for additional liquidity of up to $760,000 to the Company.  Under the terms of the agreement, Aspen, a Naples, Florida-based private investment fund made available to us up to $1.5 million (subsequently increased to $1.7 million, as described below) of debt financing in the form of a revolving credit facility (the “Credit Facility”) with an initial maturity of March 31, 2007.  Aspen is managed by its General Partner, Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics.  We incurred $53,587 of transaction expenses in connection with establishing the Credit Facility, which have been capitalized and are being amortized to interest expense over the term of the agreement.  As part of this transaction, we issued a five year warrant to Aspen to purchase up to 2,500,000 shares of common stock at an initial exercise price of $0.50/share, all of which are currently vested.  We estimated the fair value of this warrant to be $131,337 as of the original commitment date by using the Black-Scholes pricing model using the following approximate assumptions: spot price of $0.35/share, dividend yield of 0%, expected volatility of 22.7%, risk-free interest rate of 4.5%, and a term of 5 years.  We recorded this $131,337 value of such Warrant as a discount to the face amount of the Credit Facility.  The Company is amortizing such discount to interest expense over the 24 months of the Credit Facility.  As of December 31, 2006, $1,700,000 was available for use and $1,675,000 had been drawn.

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

(g) All Waiver Warrants, the Existing Warrants and all warrants issued to Aspen and SKL in connection with the purchase of equity or debt securities are exercisable at the option of the holder and each such warrant contains provisions that allow for a physical exercise, a net cash exercise or a net share settlement.  We used the Black-Scholes pricing model to estimate the fair value of all such warrants as of the commitment date for each, using the following  approximate assumptions: dividend yield of 0%, expected volatility of 14.6 – 19.3%, risk-free interest rate of 4.5%, and a term of 3 - 5 years.

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

NOTE H – EQUITY FINANCING TRANSACTIONS

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

Request	Completion	Shares of	Gross	Cornell	Escrow	Net
Date	Date	Common Stock	Proceeds	Fee	Fee	Proceeds	ASP(1)

8/29/2005	9/8/2005	63,776	$25,000	$1,250	$500	$23,250

12/10/2005	12/18/2005	241,779	50,000	2,500	500	47,000

Subtotal – 2005		305,555	$75,000	$3,750	$1,000	$70,250	$0.25

7/19/2006	7/28/2006	83,491	53,000	2,500	500	50,000

8/8/2006	8/16/2006	279,486	250,000	12,500	500	237,000

10/18/2006	10/23/2006	167,842	200,000	10,000	500	189,500

Subtotal – 2006		530,819	$503,000	$25,000	$1,500	$476,500	$0.95

12/29/2006	1/10/2007	98,522	150,000	7,500	500	142,000

1/16/2007	1/24/2007	100,053	150,000	7,500	500	142,000

2/1/2007	2/12/2007	65,902	100,000	5,000	500	94,500

2/19/2007	2/28/2007	166,611	250,000	12,500	500	237,000

2/28/2007	3/7/2007	180,963	250,000	12,500	500	237,000

Subtotal – 2007 YTD		612,051	$900,000	$45,000	$2,500	$852,500	$1.47

Total Since Inception		1,448,425	$1,478,000	$73,750	$5,000	$1,399,250	$1.02

Remaining		-	$3,522,000	-	-	-

Total Facility		-	$5,000,000	-	-	-

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

NOTE I – SUBSEQUENT EVENT

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

Robert P. Gasparini, M.S.– President and Chief Science Officer, Board Member

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

Steven C. Jones– Acting Principal Financial Officer, Board Member

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

Michael T. Dent M.D.– Chairman of the Board

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

George G. O’Leary– Board Member

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

Peter M. Peterson– Board Member

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

Robert J. Feeney, Ph.D – Vice President of Sales and Marketing

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

Matthew William Moore, Ph.D. – Vice President of Research and Development

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

Jerome J. Dvonch – Director of Finance, Principal Accounting Officer

Mr. Dvonch has served as Director of Finance since August 2005 and as Principal Accounting Officer since August 2006.  From June 2004 through July 2005, Mr. Dvonch was Associate Director of Financial Planning and Analysis with Protein Design Labs, a bio-pharmaceutical company.  From September 2000 through June 2004, Mr. Dvonch held positions of increasing responsibility including Associate Director of Financial Analysis and Reporting with Exelixis, Inc., a biotechnology company.   He also was Manager of Business Analysis for Pharmchem Laboratories, a drug testing laboratory.  Mr. Dvonch has extensive experience in strategic planning, SEC reporting and accounting in the life science industry.  He also has experience in mergers and acquisitions and with debt/equity financing transactions.  Mr. Dvonch is a Certified Public Accountant and received his M.B.A. from the Simon School of Business at the University of Rochester.  He received his B.B.A. in accounting from Niagara University.

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

The following table provides certain summary information concerning compensation paid by the Company to or on behalf of our most highly compensated executive officers for the fiscal years ended December 31, 2006, 2005, and 2004:

Summary Compensation Table

Name and Principal Capacity	Year	Salary			Other Compensation
Robert P. Gasparini President & Chief Science Officer	2006 2005 2004	$183,500 $162,897 $ 22,500	(3)		$87,900 $28,128 --	(1	)(2)
Jerome Dvonch Principal Accounting Officer	2005 2004 2003	$92,846 $ 35,890 -			$20,850 13,441 -	(4	)(5)
Steven Jones Acting Principal Financial Officer and Director	2006 2005 2004	$71,000 $ 51,000 $ 72,500	(6	)(6)(6)	- - -

(1)	Mr. Gasparini had other income from the exercise of 90,000 stock options.

(2)	Mr. Gasparini moved to Florida from California during 2005 and this represents his relocation expenses paid by the Company.

(3)	Mr. Gasparini was appointed as President and Chief Science Officer on January 3, 2005. During 2004, he acted as a consultant to the Company and the amounts indicated represent his consulting income.

(4)	Mr. Dvonch had other income from the exercise of 15,000 stock options.

(5)	Mr. Dvonch moved to Florida from California during 2005 and this represents his relocation expenses paid by the Company.

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

(1)           Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing thepercentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(5)           George O’Leary, a director of the Company, has direct ownership of 200,000 warrants, of which 150,000 are currently exercisable.  He also has options to purchase 50,000 shares, of which 50,000 shares are currently exercisable.

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

During 2006, George O’Leary, a director of the Company, earned $20,900 in cash formanagement consulting work performed for the Company.On January 18, 2006, George O’Leary, a director received from the Company 50,000 incentive stock options at $0.26 per share in compensation for services related to the Equity and Debt Financing the company completed in January 2006.

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

On March 23, 2005, we entered into an agreement with Aspen Select Healthcare, LP (formerly known as MVP 3, LP) (“Aspen”) to refinance our existing indebtedness of $740,000 and provide for additional liquidity of up to $760,000 to the Company.  Under the terms of the agreement, Aspen, a Naples, Florida-based private investment fund made available up to $1.5 million (subsequently increased to $1.7 million, as described below) of debt financing in the form of a revolving credit facility (the “Credit Facility”) with an initial maturity of March 31, 2007.  Aspen is managed by its General Partner, Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics.  We incurred $53,587 of transaction expenses in connection with establishing the Credit Facility, which have been capitalized and are being amortized to interest expense over the term of the agreement.  As part of this transaction, we issued a five year warrant to Aspen to purchase up to 2,500,000 shares of common stock at an initial exercise price of $0.50/share, all of which are currently vested.  We estimated the fair value of this warrant to be $131,337 as of the original commitment date by using the Black-Scholes pricing model using the following approximate assumptions: spot price of $0.35/share, dividend yield of 0%, expected volatility of 22.7%, risk-free interest rate of 4.5%, and a term of 5 years.  We recorded this $131,337 value of such Warrant as a discount to the face amount of the Credit Facility.  The Company is amortizing such discount to interest expense over the 24 month of the Credit Facility.  As of December 31, 2005, $1,700,000 was available for use and $1,675,000 had been drawn.

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

(g) All Waiver Warrants, the Existing Warrants and all warrants issued to Aspen and SKL in connection with the purchase of equity or debt securities are exercisable at the option of the holder and each such warrant contains provisions that allow for a physical exercise, a net cash exercise or a net share settlement.  We used the Black-Scholes pricing model to estimate the fair value of all such warrants as of the commitment date for each, using the following approximate assumptions: dividend yield of 0%, expected volatility of 14.6 – 19.3%, risk-free interest rate of 4.5%, and a term of 3 - 5 years.

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

September 11, 2007.

NeoGenomics, Inc.

By: _/s/ Robert P. Gasparini__________
Robert P. Gasparini
President and
Principal Executive Officer

Date:                      September 11 , 2007

By: _/s/ Steven C. Jones
Steven C. Jones
Acting Principal Financial Officer

Date:                      September 11, , 2007

By: _/s/ Jerome Dvonch__________
Jerome Dvonch
Principal Accounting Officer

Date:                      September 11, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                                                  TITLE                                                      DATE

 /s/ Michael T. Dent                                           Chairman of the Board                             September 11, 2007
Michael T. Dent, M.D.

/s/ Robert P. Gasparini                                                       President and Director                             September 11, 2007
Robert P. Gasparini

/s/ Steven C. Jones                                                             Director                                               September 11, 2007
Steven C. Jones

/s/ George O’Leary                                                             Director                                               September 11, 2007
George O’Leary

/s/ Peter M. Petersen                                                          Director                                               September 11, 2007
Peter Petersen

/s/William J. Robison                                                         Director                                                        September 11, 2007
William J. Robison

/s/ Marvin E. Jaffe                                                               Director                                                       September 11, 2007
Marvin E. Jaffe

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert P. Gasparini, Principal Executive Officer, certify that:

1.           I have reviewed this annual report on Form 10-KSB/A of NeoGenomics, Inc.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: September 11, 2007	By: /s/ Robert P. Gasparini
Name: Robert P. Gasparini
Title: President and Principal Executive Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8545 (March 2, 2005) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after December 15, 2007.

EXHIBIT 31.2
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven C. Jones, Principal Financial Officer, certify that:

1.           I have reviewed this annual report on Form 10-KSB/A of NeoGenomics, Inc.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: September 11, 2007	By: /s/ Steven C. Jones
Name: Steven C. Jones
Title: Acting Principal Financial Officer
*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8545 (March 2, 2005) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after December 15, 2007.

EXHIBIT 31.3
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jerome J. Dvonch, Principal Accounting Officer, certify that:

1.           I have reviewed this annual report on Form 10-KSB/A of NeoGenomics, Inc.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: September 11, 2007	By: /s/ Jerome J. Dvonch
Name: Jerome J. Dvonch
Title: Principal Accounting Officer
*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8545 (March 2, 2005) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after December 15, 2007.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of NeoGenomics, Inc. (the “Company”) on Form 10-KSB/A for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 11, 2007 ______/s/ Robert P. Gasparini_____
 Robert P. Gasparini
       President and
       Principal Executive Officer

Date: September 11, 2007 ______/s/ Steven C. Jones__
 Steven C. Jones
       Acting Principal Financial Officer

Date: September 11, 2007 ______/s/ Jerome J. Dvonch__
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