Form 10QSB
period 2007-11-19
NEOGENOMICS INC
filed 2007-11-19
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

 (X)           Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2007

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

YES (X)   NO (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
___YesX No

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 16, 2007

31,368,085

Transitional Small Business Disclosure Format:    YES (    )     NO (X)

NeoGenomics, Inc.

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

NeoGenomics, Inc.

CONSOLIDATED BALANCE SHEET AS OF
SEPTEMBER 30, 2007
 (Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$809,934
Accounts receivable (net of allowance for doubtful accounts of $174,975)	2,809,106
Inventories	416,631
Other current assets	260,027
Total current assets	4,295,698

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $705,867)	1,776,513

OTHER ASSETS	250,828

TOTAL ASSETS	$6,323,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$988,847
Accrued and other liabilities	573,492
Short-term portion of equipment leases	185,429
Total current liabilities	1,747,768

LONG TERM LIABILITIES:
Long-term portion of equipment leases	712,758

TOTAL LIABILITIES	2,460,526

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized;
31,360,743 shares issued and outstanding	31,360
Additional paid-in capital	16,987,362
Deferred stock compensation	(221,839)
Accumulated deficit	(12,934,370)
Total stockholders’ equity	3,862,513

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,323,039

See notes to consolidated financial statements.

NeoGenomics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine-Months Ended September 30, 2007	For the Nine-Months Ended September 30, 2006	For the Three-Months Ended September 30, 2007	For the Three-Months Ended September 30, 2006

REVENUE	$7,709,408	$4,713,172	$3,122,714	$1,601,880

COST OF REVENUE	3,623,860	2,023,479	1,521,313	720,866

GROSS PROFIT	4,085,548	2,689,693	1,601,401	881,014

OTHER OPERATING EXPENSES:
Selling, general and administrative	5,664,053	2,158,471	2,178,339	765,687
Interest expense, net	205,806	231,638	14,325	83,432
Total other operating expenses	5,869,859	2,390,109	2,192,664	849,119

NET INCOME (LOSS)	$(1,784,311)	$299,584	$(591,263)	$31,895

NET INCOME (LOSS) PER SHARE Basic	$(0.06)	$0.01	$(0.02)	$0.00
Diluted	$(0.06)	$0.01	$(0.02)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING Basic	29,221,778	25,891,331	31,309,353	26,599,981
Diluted	29,221,778	29,318,402	31,309,353	31,172,953

See notes to consolidated financial statements.

NeoGenomics, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine-Months Ended September 30, 2007	For the Nine-Months Ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,784,311)	$299,584
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	295,297	158,879
Impairment of fixed assets	2,235	-
Equity-based compensation	325,729	77,250
Provision for bad debts	506,286	212,058
Amortization of debt issue costs	15,615	16,076
Amortization of lease cap costs	2,516	362
Amortization of relocation costs	15,450	38,488
Amortization of credit facility discounts	39,285	-
Changes in assets and liabilities, net:
Accounts receivables, net of write-offs	(1,765,635)	(797,294)
Inventory	(299,269)	579
Pre-paid expenses	(191,434)	(92,495)
Other current assets	-	(48,441)
Deposits	(16,925)	(31,463)
Accounts payable and other liabilities	665,998	(135,022)

NET CASH USED IN OPERATING ACTIVITIES	(2,189,163)	(301,439)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(406,747)	(271,500)
Purchase of convertible debenture	(200,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(606,747)	(271,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (Repayments to) affiliates, net	(1,675,000)	125,000
Issuance or (repayment) of notes payable	(2,000)	2,000
Repayment of capital leases	(110,000)	(36,499)
Issuances of common stock, net of transaction expenses	5,266,578	883,107

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,479,578	973,608

NET INCREASE IN CASH AND CASH EQUIVALENTS	683,668	400,669

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	126,266	10,944

CASH AND CASH EQUIVALENTS, END OF PERIOD	$809,934	$411,613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$169,320	$195,286

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equipment leased under capital lease	$464,811	$481,175

    See notes to consolidated financial statements.

NeoGenomics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A –FORMATION AND OPERATIONS OF THE COMPANY

NeoGenomics, Inc. (“NEO”) was incorporated under the laws of the State of Florida on June 1, 2001 and on November 14, 2001 agreed to be acquired by American Communications Enterprises, Inc. (“ACE”) in a reverse merger transaction.  ACE was formed in 1998 and succeeded to NEO’s name on January 3, 2002 (NEO and ACE are collectively referred to as “we”, “us”, “our” or the “Company”).

Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for the fiscal period have been included.  Operating results for the three and nine months period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period.  These financial statements and  notes  should  be  read  in  conjunction  with  our audited  consolidated financial statements  and  notes  thereto for the year ended December 31, 2006 included in our Annual  Report  on  Form  10-KSB.

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Liquidity

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity and debt capital.  During the nine month period ended September 30, 2007, we secured net proceeds of approximately $5.4 million through sales of common stock and we paid off a $1.7 million line of credit.  As a result of continued losses and the need to finance substantial increases in accounts receivable, we had a cash balance of approximately $810,000 as of September 30, 2007.  Because of our historical ability to raise capital when necessary, and because we believe that our results of operations will reflect significant improvement in the next fiscal year, we believe that we will have adequate cash resources to fund our normal and recurring operating commitments in the next twelve months.  However, we have incurred significant losses and negative cash flows from operations since our inception, and as a result no assurance can be given that our operations will generate adequate cash to meet our commitments and/or that we will be successful in attaining profitable operations.  Furthermore, we expect to require short-term debt or equity financing to fund our working capital as a result of our projected growth in receivables and continued operating losses.  Although we have entered into a Commitment Letter for a $3.0 million credit facility based on our accounts receivable (see Note F below) which we expect to close on shortly, there can be no assurance that we will be able to close on this credit facility or that we can generate adequate proceeds from any such financings or that such financings will be available on terms suitable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

From time to time we borrow short term working capital from Mr. Steven Jones, a director of the Company and our acting Principal Financial Officer.  Such borrowings are generally made in connection with large expenditures or the satisfaction of large obligations as a way to help mange and smooth our core cash outflows for working capital and are generally repaid within 30 days.  Our Board of Directors has authorized the payment of interest on any advances outstanding at a rate of 10% per annum.  As of November 19, 2007, there were no outstanding amounts owed to Mr. Jones.

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

Net Income (Loss) Per Common Share

We compute net income (loss) per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are calculated by dividing net income by weighted average common shares outstanding including potentially dilutive common shares, which include stock options and warrants.

Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The effect of conversion of dilutive securities, such as stock options and warrants, is not considered when a net loss is reported as the inclusion of such securities would be anti-dilutive. As a result, basic loss per share is the same as diluted loss per share.

NOTE B – EQUITY AND DEBT FINANCING TRANSACTIONS

On January 18, 2006, the Company entered into a borrowing agreement (the "Aspen Agreement") with Aspen Select Healthcare, LP, (“Aspen”).  Up until June 7, 2007, Aspen had been the Company’s largest creditor.  On June 7, 2007, the Company repaid in its entirety all of the outstanding indebtedness under the Aspen Agreement.

On January 21, 2006 the Company entered into a subscription agreement (the "Subscription") with SKL Family Limited Partnership, LP, a New Jersey limited partnership, whereby SKL purchased 2.0 million shares (the "Subscription Shares") of the Company's common stock at a purchase price of $0.20 per share for $400,000. Under the terms of the Subscription, the Subscription Shares are restricted for a period of 24 months and then carry piggyback registration rights to the extent that exemptions under Rule 144 are not available to SKL. In connection with the Subscription, the Company also issued a five year warrant to purchase 900,000 shares of the Company's common stock at an exercise price of $0.26 per share.  SKL had no previous affiliation with the Company.

On June 6, 2005, we entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners pursuant to which the Company had the right, at its discretion, periodically sell to Cornell shares of its Common Stock for a total purchase price of up to $5.0 million.  Since the inception of the SEDA through June 30, 2007, we sold to Cornell an aggregate of 1,786,669 shares of our common stock for aggregate gross proceeds of $1,978,000.  No sales were made under the SEDA during the quarter ended September 30, 2007.  The SEDA expired on August 1, 2007 and we elected not to renew it.

During the period from May 31, 2007 through June 6, 2007, we sold 2,666,667 shares of our Common Stock to ten unaffiliated accredited investors (the “Investors”) at a price of $1.50 per share in a Private Placement of our Common Stock (the “Private Placement”).  The Private Placement generated gross proceeds to the Company of $4.0 million, and after estimated transaction costs, the Company received net cash proceeds of approximately $3.8 million.  The Company also issued warrants to purchase 98,417 shares of our Common Stock to Noble International Investments, Inc. (“Noble”), in consideration for its services as a placement agent for the Private Placement.  Additionally, the Company issued to Aspen Capital Advisors, LLC (“ACA”) warrants to purchase 250,000 shares at $1.50 per share in consideration for ACA’s services to the Company in connection with the Private Placement.  The Private Placement involved the issuance of the aforementioned unregistered securities in transactions that we believed were exempt from registration under Rule 506 promulgated under the Securities Act.  All of the aforementioned stockholders received registration rights (“Registration Rights”) for the Private Placement shares so purchased and we filed a registration statement on Form SB-2 on July 12, 2007 to register these shares (the “Registration Statement”).  Certain of the Investors also purchased 1,500,000 shares and 500,000 warrants from Aspen Select Healthcare, LP in a separate transaction that occurred simultaneously with the Private Placement and the Company agreed to an assignment of Aspen’s registration rights for such shares and warrants, and those shares and warrants were included in the Registration Statement.  As of November 16, 2007, the Registration Statement had not yet been declared effective.

On June 6, 2007, the Company issued to Lewis Asset Management (“LAM”) 500,000 shares of Common Stock at a purchase price of $0.26 per share and received gross proceeds of $130,000 upon the exercise by LAM of 500,000 warrants which were purchased by LAM from Aspen Select Healthcare, LP on that day.

On June 7, 2007, we used part of the net proceeds of the Private Placement to pay off the $1.7 million principal balance of the Aspen Credit Facility.

On August 15, 2007 our Board of Directors voted to issue warrants to purchase 533,334 shares of our Common Stock to the investors who purchased shares in the Private Placement.  Such warrants have an exercise price of $1.50 per share and are exercisable for a period of two years.  Such warrants also have a provision for piggyback registration rights in the first year and demand registration rights in the second year.

NOTE C – OTHER RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2007, we paid Steven Jones,  a director of the Company and our acting Principal Financial Officer, $18,000 and $50,000, respectively, for work performed in connection with acting as our Principal Financial Officer.  During the three and nine months ended September 30, 2006, we paid Mr. Jones $18,000 and $41,000, respectively, for work performed in connection with acting as the Principal Financial Officer.

During the three and nine months ended September 30, 2007, we paid George O’Leary, a director of the Company, $0 and $9,500, respectively, for general consulting work.  During the three and nine months ended September 30, 2006, we did not pay Mr. O’Leary for any such consulting work.

NOTE D –COMMITMENTS AND CONTINGINCIES

On October 26, 2006, Accupath Diagnostics Laboratories, Inc. d/b/a US Labs, a California corporation (“US Labs”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles (the “Court”) against the Company and Robert Gasparini, as an individual, and certain other employees and non-employees of NeoGenomics with respect to claims arising from discussions with current and former employees of US Labs.  US labs alleges, among other things, that NeoGenomics engaged in unfair competition because it was provided with access to certain salary information of four recently hired sales personnel prior to the time of hire.  We believe that US Labs’ claims against NeoGenomics lack merit, and that there are well-established laws that affirm the rights of employees to seek employment with any company they desire and employers to offer such employment to anyone they desire.  US Labs seeks unspecified monetary relief.  As part of the complaint, US Labs also sought preliminary injunctive relief against NeoGenomics, and requested that the Court bar NeoGenomics from, among other things:  (a) inducing any US labs’ employees to resign employment with US Labs; (b) soliciting, interviewing or employing US Labs’ employees for employment; (c) directly or indirectly soliciting US Labs’ customers with whom the four new employees of NeoGenomics did business while employed at US Labs; and  (d) soliciting, initiating and/or maintaining economic relationships with US Labs’ customers that are under contract with US Labs.

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

Discovery commenced in December 2006 and discovery and motion filing is ongoing. A trial is tentatively set for February 2008.  While the Company received unsolicited and inaccurate salary information for three individuals that were ultimately hired, no evidence of misappropriation of trade secrets has been adduced by either side. As such, the Company filed a motion for Summary Judgment in early November to end the case before it even goes to trial.  Arguments for the Motion for Summary Judgment are scheduled for mid January 2008.

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

On June 1, 2007, we entered into a lease for 9,000 square feet of office space in Fort Myers, Florida. The lease is a seven month lease and results in total payments by the Company of approximately $45,000 including estimated operating and maintenance expenses and property taxes.  This lease will expire on December 31, 2007 and is subject to a sub-lease option period January 2008 through December 2010.  As of September 30, 2007 the Company did not exercise their option on this sub-lease.

Capital Leases

During 2007, we entered into the following capital leases:

Date	Type	Months	Cost	Monthly Payment	Obligation at September 30, 2007
Feb 2007	Computer Hardware	36	$3,554	$122	$2,745
Feb 2007	Computer Hardware	36	6,245	219	5,039
Feb 2007	Lab Equipment	48	80,015	2,289	67,786
Mar 2007	Lab Equipment	60	136,118	2,792	130,591
Mar 2007	Computer Software	36	15,783	533	12,427
April 2007	Computer Hardware	36	10,570	354	8,620
May 2007	Furniture	60	19,820	441	17,816
August 2007	Lab Equipment	60	134,461	3,090	126,605
August 2007	Lab Equipment	60	58,245	1,392	54,784
Totals			$464,811	$11,232	$426,413

Ongoing SEC Review of our Form 10-KSB for the year ended December 31, 2006

On August 23, 2007 we received a comment letter from the Accounting Staff of the SEC regarding certain disclosure and accounting questions with respect to our FY 2006 annual report filed on Form 10-KSB.  On September 11, 2007, we responded to the SEC Staff and filed an amended Form 10-KSB/A that responded to the matters raised by the SEC.  On October 9, 2007, we received a second comment letter from the Staff that continued to question certain accounting practices we use in connection with accounting for non-cash employee stock-based compensation under the newly adopted SFAS 123(r), which became effective for small business issuers beginning with FY 2006.  We continue to believe that how we accounted for this expense was in accordance with the standard and are hopeful to resolve any open questions with the SEC before the end of FY 2007.

NOTE E – POWER 3 MEDICAL PRODUCTS, INC.

On April 2, 2007, we concluded an agreement (the “Letter Agreement”) with Power3 Medical Products, Inc., a New York Corporation (“Power3”) regarding the formation of a joint venture Contract Research Organization (“CRO”) and the issuance of convertible debentures and related securities by Power3 to us. Power3 is an early stage company engaged in the discovery, development, and commercialization of protein biomarkers. Under the terms of the agreement, NeoGenomics and Power3 agreed to enter into a joint venture agreement pursuant to which the parties will jointly own a CRO and begin commercializing Power3’s intellectual property portfolio of seventeen patents pending by developing diagnostic tests and other services around one or more of the 534 differentially expressed protein biomarkers that Power3 believes it has discovered to date. Power3 has agreed to license all of its intellectual property on a non-exclusive basis to the CRO for selected commercial applications as well as provide certain management personnel. We will provide access to cancer samples, management and sales & marketing personnel, laboratory facilities and working capital. Subject to final negotiation, we will own a minimum of 60% and up to 80% of the new CRO venture which is anticipated to be launched in the first quarter of fiscal year 2008.

As part of the agreement, we provided $200,000 of working capital to Power3 by purchasing a convertible debenture on April 17, 2007 pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between us and Power3.  The debenture has a term of two years and a 6% per annum interest rate which is payable quarterly on the last calendar day of each quarter.  We were also granted two (2) options to increase our stake in Power3 to up to 60% of Power3’s fully diluted shares.  The first option (the “First Option”) is a fixed option to purchase convertible preferred stock of Power3 that is convertible into such number of shares of Power3 Common Stock, in one or more transactions, up to 20% of Power3’s voting Common Stock at a purchase price per share, which will also equal the initial conversion price per share, equal to the lesser of (a) $0.20 per share, or (b) $20,000,000 divided by the fully-diluted shares outstanding on the date of the exercise of the First Option. This First Option is exercisable for a period starting on the date of purchase of the convertible debenture by NeoGenomics and extending until the day which is the later of (y) November 16, 2007 or (z) the date that certain milestones specified in the agreement have been achieved. The First Option is exercisable in cash or NeoGenomics Common Stock at our option, provided, however, that we must include at least $1.0 million of cash in the consideration if we elect to exercise this First Option. In addition to purchasing convertible preferred stock as part of the First Option, we are also entitled to receive such number of warrants to purchase Power3 Common Stock that will permit us to maintain our ownership percentage in Power3 on a fully diluted basis.  Such warrants will have a purchase price equal to the initial conversion price of the convertible preferred stock that was purchased pursuant to the First Option and will have a five year term.

The second option (the “Second Option”), which is only exercisable to the extent that we have exercised the First Option, provides that we will have the option to increase our stake in Power3 to up to 60% of fully diluted shares of Power3 over the twelve month period beginning on the expiration date of the First Option in one or a series of transactions by purchasing additional convertible preferred stock of Power3 that is convertible into voting Common Stock and the right to receive additional warrants. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised within six months of exercise of the First Option, be the lesser of (a) $0.40 per share or (b) $40,000,000 divided by the fully diluted shares outstanding on the date of exercise of the Second Option. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised after six months, but within twelve months of exercise of the First Option, be the lesser of (y) $0.50 per share or (z) an equity price per share equal to $50,000,000 divided by the fully diluted shares outstanding on the date of any purchase. The exercise price of the Second Option may be paid in cash or in any combination of cash and our Common Stock at our option. In addition to purchasing convertible preferred stock as part of the Second Option, we are also entitled to receive such number of warrants to purchase Power3 Common Stock that will permit us to maintain our ownership percentage in Power3 on a fully diluted basis.  Such warrants will have an exercise price equal to the initial conversion price of the convertible preferred stock being purchased on that date and will have a five year term.

The purchase agreement granted us (1) a right of first refusal with respect to future issuances of Power3 capital stock and (2) the right to appoint a member of the Power3 board of directors so long as we own ten percent (10%) or more of Power3’s outstanding voting securities.

As of November 16, 2007, the parties were engaged in good faith negotiations to clarify and amend certain terms of the original Letter Agreement.  As these negotiations have not yet been concluded the parties have agreed to extend any deadlines in the Original Agreement until such time as they reach an agreement on a more comprehensive amendment to the original Letter Agreement or otherwise conclude that they are unable to do so.

The convertible debenture, since it is convertible into restricted shares of stock, is recorded under the fair value method at its initial cost of $200,000 if the stock price of Power3 is less than $0.20 per share or at fair value if the stock price of Power3 is greater than $0.20 per share. As of September 30, 2007, the stock price of Power3 was less than $0.20 per share so the convertible debenture is reflected at cost.

NOTE F - SUBSEQUENT EVENTS

Operating Leases

On November 1, 2007, we entered into a lease for 16,125 square feet of office space in Fort Myers, Florida. The lease is a thirty two month lease and results in total payments by the Company of approximately $778,000 including estimated operating and maintenance expenses and property taxes.  This lease will expire on June 30, 2010.  As a result of this lease, the Company did not exercise their option to extend the lease of 9,000 square feet as stated in note D.

Registration Rights

The Registration Rights granted in connection with the June 2007 Private Placement contained a provision that if the Registration Statement was not declared effective within 120 days of the Private Placement, we would be responsible for partial relief of the damages resulting from a holder’s inability to sell the shares covered by the Registration Statement.  As of November 16, 2007, the Company had still not been able to go effective on the Registration Statement as a result of the ongoing SEC review of our Form 10-KSB for the year ended December 31, 2006.  Beginning after 120 days from the date that the Private Placement was consummated, the Company is obligated to pay as liquidated damages to each holder of shares covered by the Registration Statement (“Registered Securities”) an amount equal to one half percent (0.5%) of the purchase price of the Registered Securities for each thirty (30) day period after the scheduled effective date specified in the Registration Statement.  Such liquidated damages may be paid, at the holder’s option, either in cash or shares of our Common Stock, after demand therefore has been made.  On October 31, 2007, the first 30 day period lapsed under this provision.  On November 16, 2007 we incurred approximately $29,000 in penalties.  We are currently not able to predict when the SEC review of our 2006 Form 10-KSB will be finalized or the date on which our Registration Statement will be declared effective.

Commitment for Accounts Receivable Financing

On November 16, 2007 we entered into a Commitment Letter with CapitalSource Finance LLC (“CapitalSource”) for a three year, $3.0 million working capital facility secured by all of our accounts receivable (the “AR Facility”).  Under the terms of the Commitment Letter, we will be able to borrow up to 85% of the net collectible value, as determined by CapitalSource, of our accounts receivable that have not aged beyond 150 days.  Interest on the AR Facility will be set at LIBOR + 3.25%, subject to a floor on the LIBOR rate as of the date of the closing.  Availability of under the AR Facility will be subject to our meeting or maintaining certain covenants regarding minimum liquidity, cash collections, and a fixed charge coverage ratio.   The closing of the AR Facility is subject to reaching mutually acceptable transaction documentation and other customary closing conditions for transactions of this nature.  Notwithstanding the foregoing, we currently expect that definitive agreements will be executed in the next 2-4 weeks.

End of Financial Statements

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (including cautionary statement)

Introduction

The following discussion and analysis should be read in conjunction with the financial statements for the three and nine months ended September 30, 2007, included with this Form 10-QSB.  Readers are also referred to the cautionary statement, which addresses forward-looking statements made by us. As used in this report, the terms "we", "us", "our", “NeoGenomics”, and the “Company” mean NeoGenomics, Inc. and subsidiaries unless otherwise indicated.

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

We believe the genetic and molecular testing segment of the medical laboratory industry is the most rapidly growing niche of the market.  Approximately six years ago, the World Health Organization reclassified cancers as genetic anomalies.  This growing awareness of the genetic root behind most cancers combined with advances in technology and genetic research, including the complete sequencing of the human genome, have made possible a whole new set of tools to diagnose and treat diseases.  We believe this has opened up a vast opportunity for laboratory companies that are positioned to address this growing market segment.

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
Testing Performed On
Testing Volume
Physician Involvement
Malpractice Ins. Required
Other Professionals Req.

Level of Automation
Diagnostic in Nature
Types of Diseases Tested

Typical per Price Per Test
Estimated Size of Market
Estimated Annual Growth Rate

	Blood, Urine High Low Low None High Usually Not Many Possible $5 - $35 Per Test $25 - $30 Billion 4% -5%	Tissue/Cells Low High - Pathologist High None Low-Moderate Yes Primarily to Rule out Cancer $25 - $500 Per Test $10 - $12 Billion 6% – 7%	Chromosomes/Genes/DNA Low Low - Medium Low Cyto/Molecular geneticist Moderate Yes Rapidly Growing $200 - $1,000 Per Test $4 - $5 Billion (2) 25+%
Established Competitors	Quest Diagnostics LabCorp Bio Reference Labs DSI Laboratories Hospital Labs Regional Labs	Quest Diagnostics LabCorp Genzyme Genetics Ameripath Local Pathologists	Genzyme Genetics Quest Diagnostics LabCorp Major Universities

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

We continue to make progress growing our testing volumes and revenue beyond our historically focused activities in Florida due to our expanding field sales footprint.  As of September 30, 2007, NeoGenomics’ sales organization totaled 8 individuals.  Recent, key hires included our Vice President of Sales & Marketing, and various sales managers and representatives in the Northeastern, Southeastern, and Western states. We intend to continue adding sales representatives on a quarterly basis throughout the year. As more sales representatives are added, we believe the base of our business outside of Florida will continue to grow and ultimately eclipse that which is generated within the state.

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

Fiscal year 2006 also saw the initial establishment of the NeoGenomics Contract Research Organization (“CRO”) division based at our Irvine, CA facility.  This division was created to take advantage of our core competencies in genetic and molecular high complexity testing and act as a vehicle to compete for research projects and clinical trial support contracts in the biotechnology and pharmaceutical industries.  The CRO division will also act as a development conduit for the validation of new tests which can then be transferred to our clinical laboratories and be offered to our clients.  We envision the CRO as a way to infuse intellectual property into the mix of our services and in time create a more “vertically integrated” laboratory that can potentially offer additional clinical services of a more proprietary nature.  Our agreement with Power3 further expanded the scope of this entity and provides us with joint venture partner.  We anticipate launching this venture in the first quarter of 2008.

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

Historically, the above approach has borne out well for the Company.  For most of FY 2004, we only performed one type of test in-house, cytogenetics, which resulted in only one test being performed per customer requisition for most of the year and average revenue per requisition of approximately $490.  With the subsequent addition of FISH testing in FY 2005 and flow cytometry to our pre-existing cytogenetics testing in FY 2006, the number of tests we performed per requisition increased, which in turn drove an increase in our average revenue per requisition by 29% in FY 2005 to approximately $632 and by a further 7% in FY 2006 to approximately $677 per requisition.  The following is a summary of our key operating metrics for the three and nine months ended September 30, 2007 and September 30, 2006, respectively:

	For the Nine-Months Ended September 30, 2007	For the Nine-Months Ended September 30, 2006	% Inc (Dec)	For the Three-Months Ended September 30, 2007	For the Three-Months Ended September 30, 2006	% Inc (Dec)

Requisitions Received (cases)	11,123	6,818	63.1%	4,572	2,398	90.7%
Number of Tests Performed	14,332	9,448	51.7%	5,654	3,309	70.9%
Avg. # of Tests Requisition	1.29	1.38	(6.5)%	1.24	1.38	(10.1)%

Total Testing Revenue	$7,709,408	$4,713,172	63.6%	$3,122,714	$1,601,880	94.9%
Avg. Revenue Per Requisition	$693.11	$691.28	0.3%	$683.01	$668.01	2.2%
Avg. Revenue Per Test	$534.19	$498.85	7.1%	$552.30	$484.10	14.1%

We believe this bundled approach to testing represents a clinically sound practice and that with focused sales and marketing efforts and the recent launch of GPS™ reporting, NeoFISHTM tech-only FISH services NeoFLOWTM tech-only FLOW, and the future addition of additional testing platforms.  As the average number of tests performed per requisition increases, this should drive large increases in our revenue and afford the Company significant synergies and efficiencies in our operations and sales and marketing activities.   For instance, initial testing for many hematologic cancers may yield total revenue ranging from approximately $1,800 - $3,600 per requisition and is generally comprised of a combination of some or all of the following tests:  cytogenetics, fluorescence in-situ hybridization (FISH), flow cytometry and, per client request, morphology testing.

Whereas in FY 2004, we only addressed approximately $500 of this potential revenue per requisition; in FY 2005 we addressed approximately $1,200 - $1,900 of this potential revenue per requisition; and in FY 2006, we began addressing this entire revenue stream (see below), dependent on medical necessity criteria and guidelines:

                                                                                                                                                                                             Average Revenue per Test
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

Results of Operations for the Three and Nine Months Ended September 30, 2007 as Compared to the Three and Nine Months Ended September 30, 2006

Revenue

For the three months ended September 30, 2007 our revenues increased 95% to approximately $3,123,000 from approximately $1,602,000 for the comparable period in 2006. This was the result of a 71% increase in testing volume and a 14% increase in average revenue per test.  For the nine months ended September 30, 2007 our revenues increased 64% to approximately $7,709,000 from approximately $4,713,000 for the comparable period in 2006. This was the result of an increase in testing volume of 52% and a 7% increase in average revenue per test.  The testing volume increases are the result of wide acceptance of our innovative products and our industry leading turnaround times, which has resulted in substantial numbers of new customers this year.  The increases in average revenue per test are a result of our revenue mix continuing to evolve toward higher priced FISH and flow cytometry tests over time.

Cost of Revenue

For the three months ended September 30, 2007 our cost of revenue increased 111% to approximately $1,521,000 from approximately $721,000 in 2006. This increase was driven primarily by the increase in testing volumes for the period and to a lesser extent changes in product mix and resulted in the following:

•	Increase of approximately 69% in employee and benefit related costs
•	Increase of approximately 188% in facility costs;
•	Increase of approximately 169% in supply costs; and
•	Increase of approximately 224% in postage and delivery costs.

For the nine months ended September 30, 2007 our cost of revenue increased 79% to approximately $3,624,000 from approximately $2,023,000 for the comparable period in 2006.  This increase was driven primarily by the increase in testing volumes for the period and to a lesser extent changes in product mix and resulted in the following:

•	Increase of approximately 78% in employee labor and benefit related costs
•	Increase of approximately 301% in facility costs;
•	Increase of approximately 103% in supply costs; and
•	Increase of approximately 176% in postage and delivery costs

Gross Profit

Our gross profit percentage for the three months ended September 30, 2007 decreased to approximately 51% from approximately 55% for the three months ended September 30, 2006, primarily as a result of greater facilities, supplies and postage and delivery costs as well as an increase in our product mix of lower margin tests.  Our gross profit percentage for the nine months ended September 30, 2007 decreased for similar reasons to approximately 53% from approximately 57% for the nine months ended September 30, 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in the third quarter by approximately 184% to $2.18 million from $766,000 in 3Q 06.  This increase was largely a result of increased headcount, professional and consulting fees, and bad debt reserves related to higher revenues.  In addition, during Q3 07 we incurred approximately $274,000 of litigation-related legal fees that were not present in Q3 06.

Interest Expense, Net

Net interest expense for the three months ended September 30, 2007 decreased approximately 83% to approximately $14,000 from approximately $83,000 for the comparable period in 2006.  Interest expense for the nine months ended September 30, 2007 decreased approximately 11% to approximately $206,000 from approximately $232,000 for the comparable period in 2006.  Interest expense decreased primarily as a result of retiring the Aspen Agreement from Aspen on June 7, 2007.

Net Income/Loss

As a result of the foregoing, our net loss for the three months ended September 30, 2007 expanded to approximately $591,000 or $0.02/share from net income of approximately $32,000 or $0.00/share for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 net loss expanded to approximately $1,784,000 from net income of approximately $300,000 during the nine months ended September 30, 2006.  This increase in net loss on a year over year basis is a direct result of our decision earlier in the year to begin preparing the Company to scale revenue at a faster rate in 2008, which has resulted in a significant expansion of our headcount and facilities expense since the beginning of the year.  On a sequential quarterly basis, however, our net loss position improved substantially as net losses for Q3 07 decreased by approximately $382,000 or 39% from Q2 07.

COMMITTMENTS

Operating Leases

On April 5, 2007, we entered into a lease for 8,195 square feet of laboratory space in Irvine, California. The lease is a five year lease and results in total payments by the Company of approximately $771,000 including estimated operating and maintenance expenses and property taxes.  This lease will expire on April 30, 2012.

On June 1, 2007, we entered into a lease for 9,000 square feet of office space in Fort Myers, Florida. The lease is a seven month lease and results in total payments by the Company of approximately $45,000 including estimated operating and maintenance expenses and property taxes.  This lease will expire on December 31, 2007. As of September 30, 2007 the Company did not exercise their option on this sub-lease.

Capital Leases

    During 2007, we entered into the following capital leases:

Date	Type	Months	Cost	Monthly Payment	Obligation at September 30, 2007
Feb 2007	Computer Hardware	36	$3,554	$122	$2,745
Feb 2007	Computer Hardware	36	6,245	219	5,039
Feb 2007	Lab Equipment	48	80,015	2,289	67,786
Mar 2007	Lab Equipment	60	136,118	2,792	130,591
Mar 2007	Computer Software	36	15,783	533	12,427
April 2007	Computer Hardware	36	10,570	354	8,620
May 2007	Furniture	60	19,820	441	17,816
August 2007	Lab Equipment	60	134,461	3,090	126,605
August 2007	Lab Equipment	60	58,245	1,392	54,784
Totals			$464,811	$11,232	$426,413

Power3 Medical Products, Inc.

On April 2, 2007, we concluded an agreement with Power3 Medical Products, Inc., a New York Corporation (“Power3”) regarding the formation of a joint venture Contract Research Organization (“CRO”) and the issuance of convertible debentures and related securities by Power3 to us. Power3 is an early stage company engaged in the discovery, development, and commercialization of protein biomarkers. Under the terms of the agreement, NeoGenomics and Power3 agreed to enter into a joint venture agreement pursuant to which the parties will jointly own a CRO and begin commercializing Power3’s intellectual property portfolio of seventeen patents pending by developing diagnostic tests and other services around one or more of the 534 differentially expressed protein biomarkers that Power3 believes it has discovered to date. Power3 has agreed to license all of its intellectual property on a non-exclusive basis to the CRO for selected commercial applications as well as provide certain management personnel. We will provide access to cancer samples, management and sales & marketing personnel, laboratory facilities and working capital. Subject to final negotiation, we will own a minimum of 60% and up to 80% of the new CRO venture which is anticipated to be launched in the first quarter of fiscal year 2008.

As part of the agreement, we provided $200,000 of working capital to Power3 by purchasing a convertible debenture on April 17, 2007 pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between us and Power3.  The debenture has a term of two years and a 6% per annum interest rate which is payable quarterly on the last calendar day of each quarter.  We were also granted two (2) options to increase our stake in Power3 to up to 60% of Power3’s fully diluted shares.  The first option (the “First Option”) is a fixed option to purchase convertible preferred stock of Power3 that is convertible into such number of shares of Power3 Common Stock, in one or more transactions, up to 20% of Power3’s voting Common Stock at a purchase price per share, which will also equal the initial conversion price per share, equal to the lesser of (a) $0.20 per share, or (b) $20,000,000 divided by the fully-diluted shares outstanding on the date of the exercise of the First Option. This First Option is exercisable for a period starting on the date of purchase of the convertible debenture by NeoGenomics and extending until the day which is the later of (y) November 16, 2007 or (z) the date that certain milestones specified in the agreement have been achieved. The First Option is exercisable in cash or NeoGenomics Common Stock at our option, provided, however, that we must include at least $1.0 million of cash in the consideration if we elect to exercise this First Option. In addition to purchasing convertible preferred stock as part of the First Option, we are also entitled to receive such number of warrants to purchase Power3 Common Stock that will permit us to maintain our ownership percentage in Power3 on a fully diluted basis.  Such warrants will have a purchase price equal to the initial conversion price of the convertible preferred stock that was purchased pursuant to the First Option and will have a five year term.

The second option (the “Second Option”), which is only exercisable to the extent that we have exercised the First Option, provides that we will have the option to increase our stake in Power3 to up to 60% of fully diluted shares of Power3 over the twelve month period beginning on the expiration date of the First Option in one or a series of transactions by purchasing additional convertible preferred stock of Power3 that is convertible into voting Common Stock and the right to receive additional warrants. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised within six months of exercise of the First Option, be the lesser of (a) $0.40 per share or (b) $40,000,000 divided by the fully diluted shares outstanding on the date of exercise of the Second Option. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised after six months, but within twelve months of exercise of the First Option, be the lesser of (y) $0.50 per share or (z) an equity price per share equal to $50,000,000 divided by the fully diluted shares outstanding on the date of any purchase. The exercise price of the Second Option may be paid in cash or in any combination of cash and our Common Stock at our option. In addition to purchasing convertible preferred stock as part of the Second Option, we are also entitled to receive such number of warrants to purchase Power3 Common Stock that will permit us to maintain our ownership percentage in Power3 on a fully diluted basis.  Such warrants will have an exercise price equal to the initial conversion price of the convertible preferred stock being purchased on that date and will have a five year term. The purchase agreement granted us (1) a right of first refusal with respect to future issuances of Power3 capital stock and (2) the right to appoint a member of the Power3 board of directors so long as we own ten percent (10%) or more of Power3’s outstanding voting securities.

As of November 16, 2007, the parties were engaged in good faith negotiations to clarify and amend certain terms of the original Letter Agreement.  As these negotiations have not yet been concluded the parties have agreed to extend any deadlines in the Original Agreement until such time as they reach an agreement on a more comprehensive amendment to the original Letter Agreement or otherwise conclude that they are unable to do so.

The convertible debenture, since it is convertible into restricted shares of stock, is recorded under the fair value method at its initial cost of $200,000 if the stock price of Power3 is less than $0.20 per share or at fair value if the stock price of Power3 is greater than $0.20 per share. As of September 30, 2007, the stock price of Power3 was less than $0.20 per share so the convertible debenture is reflected at cost.

Legal Contingency

On October 26, 2006, Accupath Diagnostics Laboratories, Inc. d/b/a US Labs, a California corporation (“US Labs”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles (the “Court”) against the Company and Robert Gasparini, as an individual, and certain other employees and non-employees of NeoGenomics with respect to claims arising from discussions with current and former employees of US Labs.  US labs alleges, among other things, that NeoGenomics engaged in unfair competition because it was provided with access to certain salary information of four recently hired sales personnel prior to the time of hire.  We believe that US Labs’ claims against NeoGenomics lack merit, and that there are well-established laws that affirm the rights of employees to seek employment with any company they desire and employers to offer such employment to anyone they desire.  US Labs seeks unspecified monetary relief.  As part of the complaint, US Labs also sought preliminary injunctive relief against NeoGenomics, and requested that the Court bar NeoGenomics from, among other things:  (a) inducing any US labs’ employees to resign employment with US Labs; (b) soliciting, interviewing or employing US Labs’ employees for employment; (c) directly or indirectly soliciting US Labs’ customers with whom the four new employees of NeoGenomics did business while employed at US Labs; and  (d) soliciting, initiating and/or maintaining economic relationships with US Labs’ customers that are under contract with US Labs.

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

Discovery commenced in December 2006 and discovery and motion filing is ongoing. A trial is tentatively set for February 2008.  While the Company received unsolicited and inaccurate salary information for three individuals that were ultimately hired, no evidence of misappropriation of trade secrets has been adduced by either side. As such, the Company filed a motion for Summary Judgment in early November to end the case before it even goes to trial.  Arguments for the Motion for Summary Judgment are scheduled for mid January 2008.

The Company expects none of the aforementioned claims to be affirmed at trial; however, even if they were, NeoGenomics does not believe such claims would result in a material impact to our business. At this time we cannot accurately predict our legal fees but if these cases were to proceed to trial, we estimate that our total legal fees since inception could be as much as $750,000 to $1,000,000 before these cases are finalized.

The Company is also a defendant in one lawsuit from a former employee relating to compensation related claims.  The Company does not believe this lawsuit is material to its operations or financial results and intends to vigorously pursue its defense of the matter.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, our operating activities used approximately $2,189,000 in cash compared with cash used of approximately $301,000 for the nine months ended September 30, 2006.  This amount primarily resulted from a $1,784,000 net loss and the need to fund a significant increase in accounts receivable in the nine months ended September 30, 2007 compared to having net income of approximately $300,000 and the need to fund a much smaller increase in accounts receivable during the nine months ended September 30, 2006.  Cash used in investing activities primarily increased as a result of our purchase of a convertible debenture for $200,000 during the nine months ended September 30, 2007.  We also used cash of approximately $407,000 to purchase new equipment for the nine months ended September 30, 2007 compared to approximately $271,000 for the nine months ended September 30, 2006.  Our financing activities provided approximately $3,480,000 of cash for the nine month period ended September 30, 2007 compared to approximately $974,000 for the nine month period ended September 30, 2006.

During the period from May 31, 2007 through June 6, 2007, we sold 2,666,667 shares of our Common Stock to ten unaffiliated accredited investors (the “Investors”) at a price of $1.50 per share in a Private Placement of our Common Stock (the “Private Placement”).  The Private Placement generated gross proceeds to the Company of $4.0 million, and after estimated transaction costs, the Company received net cash proceeds of approximately $3.8 million.  The Company also issued warrants to purchase 98,417 shares of our Common Stock to Noble International Investments, Inc. (“Noble”), in consideration for its services as a placement agent for the Private Placement.  Additionally, the Company issued to Aspen Capital Advisors, LLC (“ACA”) warrants to purchase 250,000 shares at $1.50 per share in consideration for ACA’s services to the Company in connection with the Private Placement.  The Private Placement involved the issuance of the aforementioned unregistered securities in transactions that we believed were exempt from registration under Rule 506 promulgated under the Securities Act.  All of the aforementioned stockholders received registration rights (“Registration Rights”) for the Private Placement shares so purchased and we filed a registration statement on Form SB-2 on July 12, 2007 to register these shares (the “Registration Statement”).  Certain of the Investors also purchased 1,500,000 shares and 500,000 warrants from Aspen Select Healthcare, LP in a separate transaction that occurred simultaneously with the Private Placement and the Company agreed to an assignment of Aspen’s registration rights for such shares and warrants, and thus were included in the Registration Statement.  As of November 16, 2007, the Registration Statement had not yet been declared effective.

On June 6, 2007, the Company issued to Lewis Asset Management (“LAM”) 500,000 shares of Common Stock at a purchase price of $0.26 per share and received gross proceeds equal to $130,000 upon the exercise by LAM of 500,000 warrants which were purchased by LAM from Aspen Select Healthcare, LP on that day.

On June 7, 2007, the used part of the net proceeds of the Private Placement to pay off the $1.7 million principal balance of the Aspen Credit Facility.

On August 15, 2007 our Board of Directors voted to issue warrants to purchase 533,334 shares of our Common Stock to the investors who purchased shares in the Private Placement.  Such warrants have an exercise price of $1.50 per share and are exercisable for a period of two years.  Such warrants also have a provision for piggyback registration rights in the first year and demand registration rights in the second year.

On November 16, 2007 we entered into a Commitment Letter with CapitalSource Finance LLC (“CapitalSource”) for a three year, $3.0 million working capital facility secured by all of our accounts receivable (the “AR Facility”).  Under the terms of the Commitment Letter, we will be able to borrow up to 85% of the net collectible value, as determined by CapitalSource, of our accounts receivable that have not aged beyond 150 days.  Interest on the AR Facility will be set at LIBOR + 3.25%, subject to a floor on the LIBOR rate as of the date of the closing.  Availability of under the AR Facility will be subject to our meeting or maintaining certain covenants regarding minimum liquidity, cash collections, and a fixed charge coverage ratio.   The closing of the AR Facility is subject to reaching mutually acceptable transaction documentation and other customary closing conditions for transactions of this nature.  Notwithstanding the foregoing, we currently expect that definitive agreements will be executed in the next 2-4 weeks.

At the present time, we anticipate that based on our current business plan and our ongoing operations we will need approximately $1 - $2 million of additional working capital over the next 12 months.  We plan to raise this additional money by accessing the contemplated CapitalSource AR Facility and/or through issuing a combination of other debt and equity securities. In addition, we also rely on equipment lessors to fund our purchases of capital equipment from time to time.  This estimate of our cash needs does not include any additional funding which may be required for growth in our business beyond that which is planned, strategic transactions or acquisitions.  In the event that the Company grows faster than we currently anticipate or we engage in strategic transactions or acquisitions, or we do not close on the CapitalSource AR Facility, or we are unable to obtain equipment financing from equipment lessors in an amount sufficient to cover our planned capital expenditures, and our cash on hand is not sufficient to meet our financing needs, we may need to raise additional capital from other resources.  In such event, the Company may not be able to obtain such funding on attractive terms or at all and the Company may be required to curtail its operations. On November 16, 2007 we had approximately $100,000 in cash on hand.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $1.5 million to $2.0 million of additional capital equipment during the next twelve months.  We plan to fund these expenditures though capital lease financing arrangements.  If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Staffing

    As of September 30, 2007, we had seventy four full-time employees. During the remainder of fiscal year 2007, we plan to add additional laboratory technologists and laboratory assistants to assist us in handling a greater volume of tests and to perform contract research projects.   In addition, we intend to continue building our sales force in an effort to sustain our sales growth, as well as add personnel in management, accounting, and administrative functions.  The number of such additional personnel and their salaries will be determined by the volume of business we are generating and the availability of adequate financial resources to pay the salaries of such personnel.

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

Significant Costs May Be Incurred in Excess of Our Business Plan with Regard to Sarbanes-Oxley Compliance That the Government is Mandating for Small Businesses

On July 25, 2007, the Securities and Exchange Commission (“SEC”) approved the proposed Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 5 (AS 5), which requires non-accelerated filers to be in compliance with the internal control requirements of Section 404 of the Sarbanes Oxley Act of 2002.  The Company must conduct an assessment of its internal controls over financial reporting as of December 31, 2007, and report its findings in the Company’s annual report for 2007.  Although AS 5 was designed to reduce certain costs of compliance, the Company could incur significant increased external and internal compliance costs, as this is the Company’s first year of mandated compliance with the Act.

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

We Substantially Depend Upon Third Parties for Payment of Services, Which Could Have A Material Adverse Affect On Our Cash Flows And Results Of Operations

The Company is a clinical medical laboratory that provides medical testing services to doctors, hospitals, and other laboratories on patient specimens that are sent to the Company.  In the case of most specimen referrals that are received for patients that are not in-patients at a hospital or institution or otherwise sent by another reference laboratory, the Company generally has to bill the patient’s insurance company or a government program for its services.  As such we rely on the cooperation of numerous third party payers, including but not limited to Medicare, Medicaid and various insurance companies, in order to get paid for performing services on behalf of the Company’s clients.  Wherever possible, the amount of such third party payments is governed by contractual relationships in cases where the Company is a participating provider for a specified insurance company or by established government reimbursement rates in cases where the Company is an approved provider for a government program such as Medicare.  However, the Company does not have a contractual relationship with many of the insurance companies with whom it deals, nor is it necessarily able to become an approved provider for all government programs.  In such cases, the Company is deemed to be a non-participating provider and there is no contractual assurance that the Company is able to collect the amounts billed to such insurance companies or government programs.  Currently, the Company is not a participating provider with the majority of the insurance companies it bills for its services.  Until such time as the Company becomes a participating provider with such insurance companies, there can be no contractual assurance that the Company will be paid for the services it bills to such insurance companies, and such third parties may change their reimbursement policies for non-participating providers in a manner that may have a material adverse affect on the Company’s cash flow or results of operations, and could force us to curtail our business operations.

Our Business Is Subject To Rapid Scientific Change, Which Could Have A Material Adverse Affect On Our Business, Results of Operations And Financial Condition

The market for genetic and molecular testing services is characterized by rapid scientific developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements.  The Company’s future success will depend in significant part on its ability to continually improve its offerings in response to both evolving demands of the marketplace and competitive service offerings.  If the Company is not successful in improving it offerings, we could be forced to curtail our business operations.

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

Failure of our information systems could affect our business operations.

The Company’s success depends, in part, on the performance of our information technology systems.  These systems are used extensively in virtually all aspects of our business, including among others, laboratory testing, billing, customer service, medical data and analysis of test results.

The Company’s information technology systems are at risk from a variety of sources including among other failures, malicious human acts and natural disasters.  Despite reasonable security measures we have implemented, some of our information technology systems are at risk to physical or electronic break-ins, computer viruses in similar disruptive events, in part because we conduct operations on the internet and because some of these systems are located at third party web hosting providers and we cannot control the maintenance and operation of these providers.  Despite the precautions we have taken, unanticipated problems affecting our systems could cause interruptions in our information technology systems, leading to lost revenue, deterioration of customer confidence, or significant business disruption.

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

The Failure to Comply With Significant Government Regulation and Laboratory Operations May Subject the Company to Liability, Penalties or Limitation of Operations

As discussed in the Government Regulation section of our business description in our Form 10-K, the Company is subject to extensive state and federal regulatory oversight.  Our laboratory locations may not pass inspections conducted to ensure compliance with CLIA `88 or with any other applicable licensure or certification laws. The sanctions for failure to comply with CLIA `88 or state licensure requirements might include the inability to perform services for compensation or the suspension, revocation or limitation of the laboratory location’s CLIA `88 certificate or state license, as well as civil and/or criminal penalties.  In addition, any new legislation or regulation or the application of existing laws and regulations in ways that we have not anticipated could have a material adverse effect on the Company’s business, results of operations and financial condition.

Existing federal and state laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical and anatomic laboratories, and their referral sources, including physicians, hospitals and other laboratories. Certain provisions of these laws, known as the "anti-kickback law" and the “Stark Laws”, contain extremely broad proscriptions. Violation of these laws may result in criminal penalties, exclusion from Medicare and Medicaid, and significant civil monetary penalties.  We will seek to structure our arrangements with physicians and other customers to be in compliance with the anti-kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel.  However, we are unable to predict how these laws will be applied in the future and the arrangements into which we enter may become subject to scrutiny thereunder.

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

The Company Is Controlled by Existing Shareholders Therefore Other Shareholders Will Not Be Able to Direct The Company

The majority of our shares and thus voting control of the Company is held by a relatively small group of stockholders.  Because of such ownership, those stockholders will effectively retain control of our Board of Directors and determine all of our corporate actions.  In addition, the Company and stockholders owning 9,247,779 shares, or approximately 30% of our voting Common Stock outstanding as of September 30, 2007, have executed a Shareholders’ Agreement that, among other provisions, gives Aspen, our largest stockholder, the right to designate three out of the seven Directors authorized for our Board of Directors, and to nominate one mutually acceptable independent Director.  Accordingly, it is anticipated that Aspen and other parties to the Shareholders’ Agreement will continue to have the ability to elect a controlling number of the members of our Board of Directors and the minority stockholders of the Company may not be able to elect a representative to our Board of Directors.  Such concentration of ownership may also have the effect of delaying or preventing a change in control

No Foreseeable Dividends

The Company does not anticipate paying dividends on its common shares in the foreseeable future.  Rather, the Company plans to retain earnings, if any, for the operation and expansion of Company business.

Item 3 - CONTROLS AND PROCEDURES

(A)           Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Acting Principal Financial Officer, Principal Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.  In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

(B)           Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the nine months ended September 30, 2007, the Company’s Principal Executive Officer, Principal Accounting Officer and Acting Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

On October 26, 2006, Accupath Diagnostics Laboratories, Inc. d/b/a US Labs, a California corporation (“US Labs”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles (the “court”) against the Company and Robert Gasparini, as an individual, and certain other employees and non-employees of NeoGenomics with respect to claims arising from discussions with current and former employees of US Labs.  US labs alleges, among other things, that NeoGenomics engaged in unfair competition because it was provided with access to certain salary information of four recently hired sales personnel prior to the time of hire.  We believe that US Labs’ claims against NeoGenomics lack merit, and that there are well-established laws that affirm the rights of employees to seek employment with any company they desire and employers to offer such employment to anyone they desire.  US Labs seeks unspecified monetary relief.  As part of the complaint, US Labs also sought preliminary injunctive relief against NeoGenomics, and requested that the Court bar NeoGenomics from, among other things:  (a) inducing any US labs’ employees to resign employment with US Labs; (b) soliciting, interviewing or employing US Labs’ employees for employment; (c) directly or indirectly soliciting US Labs’ customers with whom the four new employees of NeoGenomics did business while employed at US Labs; and  (d) soliciting, initiating and/or maintaining economic relationships with US Labs’ customers that are under contract with US Labs.

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

Discovery commenced in December 2006 and discovery and motion filing is ongoing. A trial is tentatively set for February 2008.  While the Company received unsolicited and inaccurate salary information for three individuals that were ultimately hired, no evidence of misappropriation of trade secrets has been adduced by either side. As such, the Company filed a motion for Summary Judgment in early November to end the case before it even goes to trial.  Arguments for the Motion for Summary Judgment are scheduled for mid January 2008.

 The Company expects none of the aforementioned claims to be affirmed at trial; however, even if they were, NeoGenomics does not believe such claims would result in a material impact to our business. At this time we cannot accurately predict our legal fees but if these cases were to proceed to trial, we estimate that our total legal fees since inception could be as much as $750,000 to $1,000,000 before these cases are finalized.

The Company is also a defendant in one lawsuit from a former employee relating to compensation related claims.  The Company does not believe this lawsuit is material to its operations or financial results and intends to vigorously pursue its defense of the matter.

Item 2 Change in Securities

On August 15, 2007 our Board of Directors voted to issue warrants to purchase 533,334 shares of our Common Stock to the investors who purchased shares in the Placement.  Such warrants have an exercise price  of $1.50 per share and are exercisable for a period of two years.  Such warrants also have a provision for piggyback registration rights in the first year and demand registration rights in the second year.

Item 3 Defaults upon senior securities

NONE

Item 4 Submission of Matters to a Vote of Securities Holders

NONE

Item 5 Other Information

    NONE

Item 6 Exhibits and Reports on Form 8-K

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

NEOGENOMICS, INC.

Date: November 19, 2007	______/s/ Robert P. Gasparini_____
Name:                      Robert P. Gasparini
Title:                      President and
Principal Executive Officer

Date: November 19, 2007	______/s/ Steven C. Jones_____
Name:                      Steven C. Jones
Title:                      Acting Principal Financial Officer

Date: November 19, 2007	______/s/ Jerome J. Dvonch_____
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: November 19, 2007	By: /s/ Robert P. Gasparini
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: November 19, 2007	By: /s/ Steven C. Jones
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: November 19, 2007	By: /s/ Jerome J. Dvonch
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NeoGenomics, Inc. (the “Company”) on Form 10-QSB for the three and nine months ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 19, 2007 ______/s/ Robert P. Gasparini_____
 Robert P. Gasparini
       President and
       Principal Executive Officer

Date: November 19, 2007 ______/s/ Steven C. Jones__
 Steven C. Jones
       Acting Principal Financial Officer

Date: November 19, 2007 ______/s/ Jerome J. Dvonch__
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