Form 10KSB
period 2007-05-11
NEOGENOMICS INC
filed 2008-04-14
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
[X]  Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2007
or
[X]  Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act 1934

Commission File Number:  333-72097

NEOGENOMICS, INC.
(Name of small business issuer in its charter)

                                                                                                                    Nevada                                                                                     74-2897368
                           (State or other jurisdiction of                                                                               (IRS Employer Identification No.)
                                                  incorporation or organization)

12701 Commonwealth Drive, Suite 9 Fort Myers, FL 33913
(Address of principal executive offices, Zip code)

(239) 768-0600
(Issuer’s telephone number)

Securities registered pursuant to Section 12(g) of the Exchange Act:  None.

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  [  ]

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): [  ] Yes [X] No

The Company’s revenues for the fiscal year ended December 31, 2007 were approximately $11,505,000.

The aggregate market value of the voting stock held by non-affiliates of the Company at March 31, 2008 was approximately $17,956,000 (based on 17,603,888 shares held by non-affiliates and a closing share price of $1.02/share on March 31, 2008).  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other persons.

As of March 31, 2008, 31,407,545 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  [  ]Yes  [X]No

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

NeoGenomics operates a network of cancer-focused testing laboratories.  The Company’s growing network of laboratories currently offers the following types of testing services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States:

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

Genetic and molecular testing typically involves analyzing chromosomes, genes or base pairs of DNA or RNA for abnormalities.  New tests are being developed at an accelerated pace, thus this market niche continues to expand rapidly.  Genetic and molecular testing requires highly specialized equipment and credentialed individuals (typically MD or PhD level) to certify results and typically yields the highest average revenue per test of the three market segments.   The estimated size of this market is $4-5 Billion and growing at an annual rate of greater than 25%.

NeoGenomics’, primary focus is to provide high complexity laboratory testing for the community-based pathology and oncology marketplace.  Within these key market segments, we currently provide our services to pathologists and oncologists in the United States that perform bone marrow and/or peripheral blood sampling for the diagnosis of blood and lymphoid tumors (leukemias and lymphomas) and archival tissue referral for analysis of solid tumors such as breast cancer.  A secondary strategic focus targets community-based urologists due to the availability of UroVysion®, a FISH-based test for the initial diagnosis of bladder cancer and early detection of recurrent disease.  We focus on community-based practitioners for two reasons: First, academic pathologists and associated clinicians tend to have their testing needs met within the confines of their university affiliation.  Secondly, most of the cancer care in the United States is administered by community based practitioners, not in academic centers, due to ease of local access.  Moreover, within the community-based pathologist segment it is not our intent to willingly compete with our customers for testing services that they may seek to perform themselves.   Fee-for-service pathologists for example, derive a significant portion of their annual revenue from the interpretation of biopsy specimens.  Unlike other larger laboratories, which strive to perform 100% of such testing services themselves, we do not compete with our customers for such specimens. Rather, our high complexity cancer testing focus is a natural extension of and complementary to many of the services that our community-based customers often perform within their own practices.  As such, we believe our relationship as a non-competitive consultant, empowers these physicians to expand their testing breadth and provide a menu of services that matches or exceeds the level of service found in academic centers of excellence around the country.

We continue to make progress growing our testing volumes and revenue beyond our historically focused effort in Florida due to our expanding field sales footprint.  As of March 15, 2008, NeoGenomics’ sales and marketing organization totaled 16 individuals, and we have received business from 24 states throughout the country.  Recent, key hires included various territory business managers (sales representatives) in the Northeastern, Southeastern, and Western states.  We intend to continue to add additional sales and marketing personnel throughout FY 2008.  As more sales representatives are added, we believe that the base of our business outside of Florida will continue to grow and ultimately eclipse that which is generated within the state.

We are successfully competing in the marketplace based on the quality and comprehensiveness of our test results, and our innovative flexible levels of service, industry-leading turn-around times, regionalization of laboratory operations and ability to provide after-test support to those physicians requesting consultation.

2007 saw the refinement of our industry leading NeoFISHTM technical component-only FISH service offering.  Upon the suggestion of our installed customer base, we made numerous usability and technical enhancements throughout last year.  The result has been a product line for NeoGenomics that continues to resonate very well with our client pathologists.  Utilizing NeoFISHTM, such clients are empowered to extend the outreach efforts of their practices and exert a high level of sign out control over their referral work in a manner that was previously unobtainable.

NeoFLOWTM tech-only flow cytometry was launched as a companion service to NeoFISHTM in late 2007.  While not a first to market product line for NeoGenomics, the significant breadth of the service offering together with high usability scores from early customers indicate NeoFLOWTM will be a key growth driver in 2008.  Moreover, the combination of NeoFLOWTM and NeoFISHTM serves to strengthen the market differentiation of each product line for NeoGenomics and allows us to compete more favorably against larger, more entrenched competitors in our testing niche.

At the risk of becoming known solely as a technical component-only laboratory, we increased our professional level staffing for global requisitions requiring interpretation in 2007.  We currently employ two full-time MDs as our medical directors and pathologists, two PhDs as our scientific directors and cytogeneticists, and two part-time MDs acting as consultants and backup pathologists for case sign out purposes.  We have plans to hire several more hematopathologists in 2008 as our product mix continues to expand beyond tech-only services and more sales emphasis is focused on our ability to issue consolidated reporting with case interpretation under our Genetic Pathology Solutions (GPSTM) product line.

We believe NeoGenomics average 3-5 day turn-around time for our cytogenetics services continues to remain an industry-leading benchmark for national laboratories.  The timeliness of results continues to increase the usage patterns of cytogenetics and act as a driver for other add-on testing requests by our referring physicians.  Based on anecdotal information, we believe that typical cytogenetics labs have 7-14 day turn-around times on average with some labs running as high as 21 days.  Traditionally, longer turn-around times for cytogenetics tests have resulted in fewer FISH and other molecular tests being ordered since there is an increased chance that the test results will not be returned within an acceptable diagnostic window when other adjunctive diagnostic test results are available.  We believe our turn-around times result in our referring physicians requesting more of our testing services in order to augment or confirm other diagnostic tests, thereby giving us a significant competitive advantage in marketing our services against those of other competing laboratories.

In 2007 we continued an aggressive campaign to regionalize our laboratory operations around the country to be closer to our customers.  High complexity laboratories within the cancer testing niche have frequently operated a core facility on one or both coasts to service the needs of their customers around the country.  Informal surveys of customers and prospects uncovered a desire to do business with a laboratory with national breadth but with a more local presence.  In such a scenario, specimen integrity, turnaround-time of results, client service support, and interaction with our medical staff are all enhanced.  In 2007, NeoGenomics’ three laboratory locations in Fort Myers, FL; Irvine, CA; and Nashville TN each received the appropriate state, Clinical Laboratory Improvement Amendments (CLIA), and College of American Pathologists (CAP) licenses and accreditations are now receiving specimens.  As situations dictate and opportunities arise, we will continue to develop and open new laboratories, seamlessly linked together by our optimized Laboratory Information System (LIS), to better meet the regionalized needs of our customers.

2007 also brought much progress in the NeoGenomics Contract Research Organization (“CRO”) division based at our Irvine, CA facility.  This division was created to take advantage of our core competencies in genetic and molecular high complexity testing and act as a vehicle to compete for research projects and clinical trial support contracts in the biotechnology and pharmaceutical industries.  The CRO division will also act as a development conduit for the validation of new tests which can then be transferred to our clinical laboratories and be offered to our clients.  We envision the CRO as a way to infuse some intellectual property into the mix of our services and in time create a more “vertically integrated” laboratory that can potentially offer additional clinical services of a more proprietary nature.

2007 brought the first revenue to NeoGenomics’ CRO division.  Traditionally, the initial revenue stream is rather small due to the size of contracts closed and this was the case for NeoGenomics’ CRO last year.  As pharmaceutical and biotechnology clients increase their commitment to lead drugs in development the size and scope of the projects outsourced to their CRO partners increases in tandem, and that is what we expect to occur in 2008.

As NeoGenomics grows, we anticipate offering additional tests that broaden our focus from genetic and molecular testing to more traditional types of anatomic pathology testing (i.e. immunohistochemistry) that are complementary to our current test offerings.  At no time do we expect to intentionally compete with fee-for-service pathologists for services of this type and Company sales efforts will operate under a strict “right of first refusal” philosophy that supports rather than undercuts the practice of community-based pathology.  We believe that by adding additional types of tests to our product offering we will be able to capture increases in our testing volumes through our existing customer base as well as more easily attract new customers via the ability to package our testing services more appropriately to the needs of the market.

The above market strategy continues to bear fruit for the Company, resulting in strong year over year growth of 78% in FY 2007 versus FY 2006.  Our average revenue/requisition FY 2006 was approximately $677/requisition.  FY 2007 saw a slight erosion of average tests per requisition due to the overwhelming success of our UroVysion (bladder cancer) product line, which tends to be a singly ordered test request.  New sales hires and a new focus on global workups with interpretation and our integrated GPS product line should allow us to increase our average revenue per customer requisition in 2008.

	FY 2007	FY 2006	% Inc (Dec)

Customer Requisitions Rec’d (Cases)	16,385	9,563	71.3%
Number of Tests Performed	20,998	12,838	63.6%
Average Number of Tests/Requisition	1.28	1.34	(4.5)%

Total Testing Revenue	$11,504,725	$6,475,996	77.7%
Average Revenue/Requisition	702.15	$677.19	3.7%
Average Revenue/Test	547.90	$504.44	8.6%

We believe this bundled approach to testing represents a clinically sound practice that is medically valid. Within the subspecialty field of hematopathology, such a bundled approach to the diagnosis and prognosis of blood and lymph node diseases has become the standard of care throughout the country.  In addition, as the average number of tests performed per requisition increases, we believe this should drive large increases in our revenue and afford the Company significant synergies and efficiencies in our operations and sales and marketing activities.

Business of NeoGenomics

Services

We currently offer four primary types of testing services:  cytogenetics, flow cytometry, FISH testing and molecular testing.

Cytogenetics Testing.  Cytogenetics testing involves analyzing chromosomes taken from the nucleus of cells and looking for abnormalities in a process called karyotyping.  A karyotype evaluates the entire 46 human chromosomes by number and banding patterns to identify abnormalities associated with disease.  In cytogenetics testing, we typically analyze  chromosomes from 20 different cells.  Examples of cytogenetics testing at NeoGenomics include bone marrow aspirate or peripheral blood analysis to diagnose various types of leukemias and lymphomas.

Cytogenetics testing by large national reference laboratories and other competitors has historically taken anywhere from 7-14 days on average to obtain a complete diagnostic report.  We believe that as a result of this timeframe, many practitioners have refrained to some degree from ordering such tests because the results traditionally were not returned within an acceptable diagnostic window.  NeoGenomics has designed our laboratory operations in order to complete cytogenetics tests for most types of biological samples, produce a final diagnostic report  and make it available via fax or online viewing within 3-5 days.  We have consistently delivered these turnaround times over the last three years without taking shortcuts that can undermine the quality of the delivered result.  These turnaround times are among the best in the industry and we believe that more physicians are incorporating cytogenetics testing into their diagnostic regimens, thus affording NeoGenomics the opportunity to drive the incremental growth of our business via this product line for the foreseeable future.

Flow Cytometry Testing.  Flow cytometry testing analyzes clusters of differentiation on cell surfaces.  Gene expression of many cancers creates protein-based clusters of differentiation on the cell surfaces that can then be traced back to a specific lineage or type of cancer.  Flow cytometry is a method of separating liquid specimens or disaggregated tissue into different constituent cell populations. This methodology is used to determine which of these cell types is abnormal in a patient specific manner.  Flow cytometry is important in developing an accurate diagnosis, defining the patient’s prognosis, and clarifying what treatment options may be optimal. Flow cytometry testing is performed using sophisticated lasers and will typically analyze over 100,000 individual cells in an automated fashion.  Flow cytometry testing is highly complementary with cytogenetics and the combination of these two testing methodologies allows the results from one test to complement the findings of the other methodology, which can lead to a more accurate snapshot of a patient’s disease state.

FISH Testing.  As an adjunct to traditional chromosome analysis, we offer Fluorescence In Situ Hybridization (FISH) testing to extend our capabilities beyond routine cytogenetics.  FISH testing permits identification of the most frequently occurring numerical chromosomal abnormalities in a rapid manner by looking at centromeres or specific genes that are implicated in cancer.  During the past 5 years, FISH testing has demonstrated its considerable diagnostic potential. The development of molecular probes by using DNA sequences of differing sizes, complexity, and specificity, coupled with technological enhancements (direct labeling, multicolor probes, computerized signal amplification, and image analysis) make FISH a powerful and diagnostic and prognostic tool.

Molecular Testing.  Molecular testing primarily involves the analysis of DNA to diagnose DNA & RNA abnormalities in liquid and solid tumors.  There are approximately 1.0 – 2.0 million base pairs of DNA in each of the estimated 20,000 genes located across the 46 chromosomes in the nucleus of every cell.  Molecular testing allows us to look for variations in this DNA that are associated with specific types of diseases.  Today there are molecular tests for about 500 genetic diseases.  However, the majority of these tests remain available under the limited research use only designation and are only offered on a restricted basis to family members of someone who has been diagnosed with a genetic condition.  About 50 molecular tests are now available for the diagnosis, prognosis or monitoring of various types of cancers and physicians are becoming more comfortable ordering such adjunctive tests.  We currently provide these tests on an outsourced basis.  We anticipate in the near future performing some of the more popular tests within our facilities as the number of requests continues to increase.  Although reimbursement rates for these new molecular tests still need to improve, we believe that molecular testing is an important and growing market segment with many new diagnostic tests being developed every year.  We are committed to providing the latest and most accurate testing to clients and we will invest accordingly when market demand warrants.

Distribution Methods

The Company currently performs testing services at each of its’ three main clinical laboratory locations: Fort Myers, FL, Nashville, TN and Irvine, CA, and then produces a report for the requesting physician.  The Company currently out sources all of its molecular testing to third parties, but expects to validate some of this testing in-house in FY 2008 and offer it to customers to best meet client demand.

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

We intend to continue to gain market share by offering industry leading turnaround times, a broad service menu, high-quality test reports, and enhanced post-test consultation services.  In addition, we have a fully integrated and interactive internet-enabled Laboratory Information System that enables us to report real time results to customers in a secure environment.

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

Dependence on Major Customers

We currently market our services to pathologists, oncologists, urologists, hospitals and other clinical laboratories.  During 2007, we performed 20,998 individual tests.  Ongoing sales efforts have decreased dependence on any given source of revenue.  Notwithstanding this fact, several key customers still account for a disproportionately large case volume and revenues.  Accordingly, for the year ended December 31, 2007, one customer accounted for 25% of total revenue and all others were less than 10% of total revenue individually.  During the year ended December 31, 2006, three customers accounted for 26%, 18% and 17% of total revenue, respectively.  In the event that we lost one of these customers, we would potentially lose a significant percentage of our revenues.   For the year ended December 31, 2007, Medicare and one commercial insurance provider accounted for 44% and 10% of the Company’s total accounts receivable balance, respectively.

Trademarks

The “NeoGenomics” name and logo has been trademarked with the United States Patent and Trademark Office.

Number of Employees

As of December 31, 2007, we had 92 full-time employees.  In addition, our Acting Principal Financial Officer and two pathologists serve as consultants to the Company on a part-time basis.  On December 31, 2006, we had 48 employees. Our employees are not represented by any union and we believe our employee relations are good.

Government Regulation

Our business is subject to government regulation at the federal, state and local levels, some of which regulations are described under "Clinical Laboratory Operations," "Anti-Fraud and Abuse Laws," “The False Claims Act,” "Confidentiality of Health Information,"  and "Food and Drug Administration"  below.

Clinical Laboratory Operations

Licensure and Accreditation

The Company operates clinical laboratories in Fort Myers, FL, Nashville, TN, and Irvine, CA.  All locations have obtained CLIA licensure under the federal Medicare program, the Clinical Laboratories Improvement Act of 1967 and the Clinical Laboratory Amendments of 1988 (collectively “CLIA ‘88”) as well as state licensure as required in FL, TN, and CA. CLIA ‘88 provides for the regulation of clinical laboratories by the U.S. Department of Health and Human Services (“HHS”). Regulations promulgated under the federal Medicare guidelines, CLIA ’88 and the clinical laboratory licensure laws of the various states affect our testing laboratories. All locations are also accredited by the College of American Pathologists and actively participate in CAP’s proficiency testing programs and educational challenges for all tests offered by the Company. Proficiency testing programs involve actual testing of specimens that have been prepared by an entity running an approved program for testing by a clinical laboratory.

The federal and state certification and licensure programs establish standards for the operation of clinical laboratories, including, but not limited to, personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal or state regulatory agencies as well as routine internal inspections conducted by the Company’s Quality Assurance team which is comprised of representatives of all departments of the Company.

Quality of Care

The quality of care provided by the Company to its customers is of paramount importance to the Company and a distinct differentiator from many of our competitors.  As such, all employees are committed to providing accurate, reliable, and consistent services at all times. Any concerns regarding the quality of testing or services provided by the Company are immediately communicated to Company management and if necessary, the Compliance Department, or Human Resources Department. All employees are responsible for the Company’s commitment to quality and immediately communicating activities that do not support quality.

Compliance Program

The healthcare industry is one of the most highly regulated industries with respect to federal and state oversight of Fraud, Waste, and Abuse. As such the Company has implemented a Compliance Program that is overseen by the senior management of the Company (collectively the “Compliance Committee”) to assure compliance with the vast regulations and governmental guidance. Our program consists of training / education of the employees and monitoring / audits of Company practices. The Company actively discusses with the Board of Directors any Compliance related findings as well as any Compliance related issues that may have material effect on the Company.

Hotline

The Company provides a Hotline for employees who wish to anonymously or confidentially report suspected violations of our codes of conduct, policies/procedures, or laws and regulations. Employees are strongly encouraged to report any suspected violation if they do not feel the problem can be appropriately addressed through the normal chain of command. The Hotline does not replace other resources available to Employees, including supervisors, managers and human resources staff, but is an alternate channel available 24 hours a day, 365 days a year. The Company does not allow any retaliation against an employee who reports a compliance related issue in good faith.

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

The False Claims Act

          The Civil False Claims Act pertains to any federally funded program and defines “Fraudulent” as: knowingly submitting a false claim, i.e. actual knowledge of the falsity of the claim, reckless disregard or deliberate ignorance of the falsity of the claim. These are the claims to which criminal penalties are applied. Penalties include permissive exclusion in federally funded programs by Center for Medicare Services (“CMS”) as well as $11,500 plus treble damages per false claim submitted, and can include imprisonment.  High risk areas include but are not limited to accurate use and selection of CPT codes, ICD-9 codes provided by the ordering physician, billing calculations, performance and billing of reported testing, use of reflex testing, and accuracy of charges at fair market value.

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

Our Operations Are Subject To Strict Laws Prohibiting Fraudulent Billing And Other Abuse, And Our Failure To Comply With Such Laws Could Result In Substantial Penalties

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

  As discussed in the Government Regulation section of our business description, the Company is subject to extensive state and federal regulatory oversight.  Our laboratory locations may not pass inspections conducted to ensure compliance with CLIA `88 or with any other applicable licensure or certification laws. The sanctions for failure to comply with CLIA `88 or state licensure requirements might include the inability to perform services for compensation or the suspension, revocation or limitation of a laboratory location’s CLIA `88 certificate or state license, as well as civil and/or criminal penalties.  In addition, any new legislation or regulation or the application of existing laws and regulations in ways that we have not anticipated could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

We are also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. For example, California requires that we maintain a license to conduct testing in California and California law establishes standards for our day-to-day laboratory operations, including the training and skill required of laboratory personnel and quality control. Certain other states, including Florida, Maryland, New York, Pennsylvania and Rhode Island, each require that we hold licenses to test specimens from patients residing in those states, and additional states may require similar licenses in the future. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations

 Furthermore, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and other state laws contains provisions that affect the handling of claims and other patient information that are, or have been, transmitted electronically and regulate the general disclosure of patient records and patient health information. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to healthcare providers, which include physicians and clinical laboratories. Although we believe we have complied with the Standards, Security and Privacy rules under HIPAA and state laws, an audit of our procedures and systems could find deficiencies.  Such deficiencies, if found, could have a material adverse effect on the Company’s business, results of operations and financial condition and subject us to liability.

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

The Company Is Controlled By Existing Shareholders and Therefore Other Shareholders Will Not Be Able To Direct the Company

 The majority of the Company’s shares and thus voting control of the Company is held by a relatively small group of shareholders.  Because of such ownership, those shareholders will effectively retain control of the Company’s Board of Directors and determine all of the Company’s corporate actions.  In addition, the Company and shareholders controlling 11,220,450 shares, or approximately 36% of the Company’s voting shares outstanding as of March 31, 2008 have executed a Shareholders’ Agreement that, among other provisions, gives Aspen Select Healthcare, LP, our largest shareholder, the right to elect three out of the seven directors authorized for our Board, and nominate one mutually acceptable independent director.  Accordingly, it is anticipated that Aspen Select Healthcare, LP and other parties to the Shareholders’ Agreement will continue to have the ability to elect a controlling number of the members of the Company’s Board of Directors and the minority shareholders of the Company may not be able to elect a representative to the Company’s Board of Directors.  Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

No Foreseeable Dividends

 The Company does not anticipate paying dividends on its common shares in the foreseeable future.  Rather, the Company plans to retain earnings, if any, for the operation and expansion of Company business.

There May Not Be A Viable Public Market For Our Common Stock

We cannot predict the extent to which investor interest in our company will sustain an active trading market for our stock on The NASDAQ Over The Counter Bulletin Board (“OTCBB”) or any other stock market or how liquid any such market might remain. If an active public market is not sustained, it may be difficult for our stockholders to sell their shares of common stock at a price that is attractive to them, or at all.

We May Become Involved In Securities Class Action Litigation That Could Divert Management's Attention And Harm Our Business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of diagnostic companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because clinical laboratory service companies have experienced significant stock price volatility in recent years.  We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management's attention and resources, which could adversely affect our business.

If We Are Not the Subject Of Securities Analyst Reports Or If Any Securities Analyst Downgrades Our Common Stock Or Our Sector, The Price Of Our Common
Stock Could Be Negatively Affected.

Securities analysts may publish reports about us or our industry containing information about us that may affect the trading price of our common stock.  There are many publicly traded companies active in the healthcare industry, which may mean it will be less likely that we receive analysts' coverage, which in turn could affect the price of our common stock. In addition, if a securities or industry analyst downgrades the outlook for our stock or one of our competitors'
stocks or chooses to terminate coverage of our stock, the trading price of our common stock may also be negatively affected.

Changes In Regulations, Payor Policies Or Contracting Arrangements With Payors Or Changes In Other Laws, Regulations Or Policies May Adversely Affect Coverage Or Reimbursement For Our Specialized Diagnostic Services, Which May Decrease Our Revenues And Adversely Affect Our Results Of Operations And Financial Condition.

Governmental payors, as well as private insurers and private payors, have implemented and will continue to implement measures to control the cost, utilization and delivery of healthcare services, including clinical laboratory and pathology services. Congress has from time to time considered and implemented changes to laws and regulations governing healthcare service providers, including specialized diagnostic service providers. These changes have adversely affected and may in the future adversely affect coverage for our services.  We also believe that healthcare professionals will not use our services if third party payors do not provide adequate coverage and reimbursement for them. These changes in federal, state, local and third party payor regulations or policies may decrease our revenues and adversely affect our results of operations and financial condition.   We will continue to be a non-contracting provider until such time as we enter into contracts with third party payors for whom we are not currently contracted.  Because a portion of our revenues is from third-party payors with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may adversely affect our results of operations, our credibility with financial analysts and investors, and our stock price.

We Must Hire And Retain Qualified Sales Representatives To Grow Our Sales.

Our ability to retain existing customers for our specialized diagnostic services and attract new customers is dependent upon retaining existing sales representatives and hiring new sales representatives, which is an expensive and time-consuming process. We face intense competition for qualified sales personnel and our inability to hire or retain an adequate number of sales representatives could limit our ability to maintain or expand our business and increase sales. Even if we are able to increase our sales force, our new sales personnel may not commit the necessary resources or provide sufficient high quality service and attention to effectively market and sell our services. If we are unable to maintain and expand our marketing and sales networks or if our sales personnel do not perform to our high standards, we may be unable to maintain or grow our existing business and our results of operations and financial condition will likely suffer accordingly. If a sales representative ceases employment, we risk the loss of customer goodwill based on the impairment of relationships developed between the sales representative and the healthcare professionals for whom the sales representative was responsible. This is particularly a risk if the representative goes to work for a competitor, as the healthcare professionals that are our customers may choose to use a competitor's services based on their relationship with the departed sales representative.

We Are Currently Expanding Our Infrastructure, Including Through The Acquisition And Development Of Additional Office Space And The Expansion Of Our Current Laboratory Capacity At Our Existing Facility, And We Intend To Further Expand Our Infrastructure By Establishing A New Laboratory Facility, Which, Among Other Things, Could Divert Our Resources And May Cause Our Margins To Suffer.

In November 2007, we entered into a lease which expires on June 30, 2010 for additional office space in Fort Myers, FL to house our expanding Florida laboratory, administrative, sales, billing and client services departments. Within the first half of 2008, we will initiate construction to expand our current laboratory capacity by building out unimproved areas within our existing facility.  When the additional laboratory facility is operational, it may take time for us to derive the same economies of scale as in our existing facility.  Each expansion of our facilities or systems could divert resources, including the focus of our management, away from our current business. In addition, expansions of our facilities may increase our costs and potentially decrease operating margins, both of which would, individually or in the aggregate, negatively impact our business, financial condition and results of operations.

We Rely On A Limited Number Of Third Parties For Manufacture And Supply Of Certain Of Our Critical Laboratory Instruments And Materials, And We May Not Be Able To Find Replacement Suppliers Or Manufacturers In A Timely Manner In The Event Of Any Disruption, Which Could Adversely Affect Our Business.

We rely on third parties for the manufacture and supply of some of our critical laboratory instruments, equipment and materials that we need to perform our specialized diagnostic services, and rely on a limited number of suppliers for certain laboratory materials and some of the laboratory equipment with which we perform our diagnostic services. We do not have long-term contracts with our suppliers and manufacturers that commit them to supply equipment and materials to us. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the ability of our suppliers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing. If any of our third party suppliers or manufacturers were to become unwilling or unable to provide this equipment or these materials in required quantities or on our required timelines, we would need to identify and acquire acceptable replacement sources on a timely basis. While we have developed alternate sourcing strategies for the equipment and materials we use, we cannot be certain that these strategies will be effective and even if we were to identify other suppliers and manufacturers for the equipment and materials we need to perform our specialized diagnostic services, there can be no assurance that we will be able to enter into agreements with such suppliers and manufacturers or otherwise obtain such items on a timely basis or on acceptable terms, if at all. If we encounter delays or difficulties in securing necessary laboratory equipment or materials, including consumables, we would face an interruption in our ability to perform our specialized diagnostic services and experience other disruptions that would adversely affect our business, results of operations and financial condition.

Performance Issues, Service Interruptions Or Price Increases By Our Shipping Carrier Could Adversely Affect Our Business, Results Of Operations And Financial Condition, And Harm Our Reputation And Ability To Provide Our Specialized Diagnostic Services On A Timely Basis.

Expedited, reliable shipping is essential to our operations. One of our marketing strategies entails highlighting the reliability of our point-to-point transport of patient samples.
We rely heavily on a single carrier, Federal Express, and also our local courier, for reliable and secure point-to-point transport of patient samples to our laboratory and enhanced tracking of these patient samples.  Should Federal Express encounter delivery performance issues such as loss, damage or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions by delivery services we use would adversely affect our ability to receive and process patient samples on a timely basis. If Federal Express or we were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient samples. There are only a few other providers of such nationwide transport services, and there can be no assurance that we will be able to enter into arrangements with such other providers on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our specialized diagnostic services. Even if we were to enter into an arrangement with such provider, there can be no assurance that they will provide the same level of quality in transport services currently provided to us by Federal Express. If the new provider does not provide the required quality and reliable transport services, it could adversely affect our business, reputation, results of operations and financial condition.

We Use Biological And Hazardous Materials That Require Considerable Expertise And Expense For Handling, Storage Or Disposal And May Result In Claims Against Us.

We work with hazardous materials, including chemicals, biological agents and compounds, blood samples and other human tissue that could be dangerous to human health and safety or the environment. Our operations also produce hazardous and biohazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair business efforts. If we do not comply with applicable regulations, we may be subject to fines and penalties.  In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Our general liability insurance and/or workers' compensation insurance policy may not cover damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our operations could be suspended or otherwise adversely affected.

Our Failure To Comply With Governmental Payor Regulations Could Result In Our Being Excluded From Participation In Medicare, Medicaid Or Other Governmental Payor Programs, Which Would Decrease Our Revenues And Adversely Affect Our Results Of Operations And Financial Condition.

Reimbursement from Medicare and Medicaid accounted for approximately 52% and 38% of our revenues for the years ended December 31, 2007 and 2006, respectively. The Medicare program imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

Our Business Could Be Harmed By Future Interpretations Of Clinical Laboratory Mark-Up Prohibitions.

Our laboratory currently uses the services of outside reference laboratories to provide certain complementary laboratory services to those services provided directly by our laboratory. Although Medicare policies do not prohibit certain independent-laboratory-to-independent-laboratory referrals and subsequent mark-up for services, California and other states have rules and regulations that prohibit or limit the mark-up of these laboratory-to-laboratory services. Achallenge to our charge-setting procedures under these rules and regulations could have a material adverse effect on our business, results of operations and financial condition.

Failure To Comply With The HIPAA Security And Privacy Regulations May Increase Our Operational Costs.

The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of PHI by health plans and healthcare providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for services and healthcare operations activities; a patient's rights to access, amend and receive an accounting of certain disclosures of PHI; the content of notices of privacy practices for PHI; and administrative, technical and physical safeguards required of entities that use or receive PHI electronically.  We have implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy regulations establish a uniform federal "floor" and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy regulations and varying state privacy laws. The federal privacy regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

Correspondence From The SEC Regarding Our 2006 Form 10KSB.

In the third quarter of 2007, we received a comment letter from the SEC regarding certain disclosures in our 2006 10KSB.  The issues raised by the SEC are still pending resolution.  Our ongoing efforts to adequately address these comments may cause us to incur additional administrative and legal expenses.  Additionally, if our response does not properly satisfy the SEC demands, we may be required to amend or redisclose previously issued reports, causing additional administrative costs and a negative impact on our stock price.

Our Ability To Comply With The Financial Covenants In Our Credit Agreements Depends Primarily On Our Ability To Generate Substantial Operating Cash Flow.

Our ability to comply with the financial covenants under the agreement with CapitalSource Funding, LLC will depend primarily on our success in generating substantial operating cash flow. Our credit agreement contains numerous financial and other restrictive covenants, including restrictions on purchasing and selling assets, paying dividends to our shareholders, and incurring additional indebtedness. Our failure to meet these covenants could result in a default and acceleration of repayment of the indebtedness under our credit facility. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. In such event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially our entire accounts receivable, to the extent permitted by our credit agreements and applicable law.

We Have Potential Conflicts Of Interest Relating To Our Related Party Transactions Which Could Harm Our Business.

We have potential conflicts of interest relating to existing agreements we have with certain of our directors, officers, principal shareholders, shareholders and employees. Potential conflicts of interest can exist if a related party director or officer has to make a decision that has different implications for us and the related party. If a dispute arises in connection with any of these agreements, if not resolved satisfactorily to us, our business could be harmed.  There can be no assurance that the above or any future conflicts of interest will be resolved in our favor. If not resolved, such conflicts could harm our business.

We Have Material Weaknesses In Our Internal Control Over Financial Reporting That May Prevent The Company From Being Able To Accurately Report Its Financial Results Or Prevent Fraud, Which Could Harm Its Business And Operating Results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess the design and operating effectiveness of internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We have discovered, and may in the future discover, areas of internal controls that need improvement. We have identified four material weaknesses in our internal controls as of December 31, 2007. These matters and our efforts regarding remediation of these matters, as well as efforts regarding internal controls generally are discussed in detail in this Annual Report on Form 10-KSB. However, as our material weaknesses in internal controls demonstrates, we cannot be certain that the remedial measures taken to date will ensure that we design, implement, and maintain adequate controls over financial processes and reporting in the future.  Remedying the material weaknesses that have been presently identified, and any additional deficiencies, significant deficiencies or material weaknesses that we may identify in the future, could require us to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and access to capital.

ITEM 2.                   DESCRIPTION OF PROPERTY

Our headquarters are located in approximately 25,725 square feet of leased office space in Fort Myers, Florida.  In addition, we maintain laboratory and office space in Irvine, California and Nashville, Tennessee.  All our facilities are leased and we believe they are sufficient to meet our needs for the foreseeable future, and if needed, additional space will be available at a reasonable cost.

ITEM 3.	LEGAL PROCEEDINGS

On October 26, 2006, Accupath Diagnostics Laboratories, Inc. d/b/a US Labs, a California corporation (“US Labs”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles (the “Court”) against the Company and Robert Gasparini, as an individual, and certain other employees and non-employees of NeoGenomics with respect to claims arising from discussions with current and former employees of US Labs.  On March 18, 2008, we reached a preliminary agreement to settle US Labs' claims (see Note L of Notes to Consolidated Financial Statements).  As a result, as of December 31, 2007 we have accrued a $375,000 loss contingency, which consists of $250,000 to provide for the Company's expected share of this settlement, and $125,000 to provide for the Company's share of the estimated legal fees up to the date of settlement.

The Company is also a defendant in one lawsuit from a former employee relating to compensation related claims.  The Company does not believe this lawsuit is material to its operations or financial results and intends to vigorously pursue its defense of the matter.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fiscal year ending December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

           Our common stock is quoted on the OTC Bulletin Board.  Set forth below is a table summarizing the high and low bid quotations for our common stock during the last two fiscal years.

QUARTER	HIGH BID	LOW BID
4th Quarter 2007	$1.59	$1.02
3rd Quarter 2007	$1.70	$1.05
2nd Quarter 2007	$1.90	$1.41
1st Quarter 2007	$1.79	$1.39

4th Quarter 2006	$2.05	$0.94
3rd Quarter 2006	$1.25	$0.60
2nd Quarter 2006	$0.78	$0.45
1st Quarter 2006	$0.72	$0.12

The above table is based on over-the-counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.  All historical data was obtained from the www.NASDAQ.com web site.

Holders of Common Stock

As of March 31, 2008 there were 460 stockholders of record of our common stock, excluding shareholders who hold their shares in brokerage accounts in “street name”.

Dividends

We have never declared or paid cash dividends on our common stock.  We intend to retain all future earnings to finance future growth and therefore we do not anticipate paying any cash dividends in the foreseeable future.  In addition, certain financing agreements entered into by the Company may limit our ability to pay dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans (a)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,796,044	$0.81	1,170,050
Employee Stock Purchase Plan (“ESPP”)	-	N/A	334,463
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,796,044	N/A	1,504,513

(a)
As of December 31, 2007.  Currently, the Company’s Equity Incentive Plan, as amended and restated on October 31, 2006, and the Company’s Employee Stock Purchase Plan, dated October 31, 2006, are the only equity compensation plans in effect.

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

Overview

NeoGenomics operates a network of cancer-focused testing laboratories that specifically target the rapidly growing genetic and molecular testing segment of the medical laboratory industry.  We currently operate in three laboratory locations: Fort Myers, Florida, Nashville, Tennessee and Irvine, California.  We currently offer throughout the United States the following types of testing services to oncologists, pathologists, urologists, hospitals, and other laboratories:  a) cytogenetics testing, which analyzes human chromosomes, b) Fluorescence In-Situ Hybridization (FISH) testing, which analyzes abnormalities at the chromosome and gene levels, c) flow cytometry testing services, which analyzes gene expression of specific markers inside cells and on cell surfaces, d) morphological testing, which analyzes cellular structures and e) molecular testing which involves, analysis of DNA and RNA and predict the clinical significance of various cancers.  All of these testing services are widely used in the diagnosis and prognosis of various types of cancer.

Our common stock is listed on the NASDAQ Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “NGNM.”

Critical Accounting Policies

 The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  For a complete description of our significant accounting policies, see Note B to our Consolidated Financial Statements included in this annual report, Form 10-KSB.

 Our critical accounting policies are those where we have made difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

•	Revenue Recognition
•	Accounts Receivable
•	Accounting For Contingencies
•	Stock Based Compensation

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission’s (the “Commission”) Staff Accounting Bulletin No. 104, “Revenue Recognition”, when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified.  These diagnostic services are billed to various payors, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals.  The Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules.  The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected.  The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at the reported revenues.  The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate.  In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly.

Trade Accounts Receivable and Allowance For Doubtful Accounts

We record accounts receivable net of estimated discounts, contractual allowances and allowances for bad debts.  We provide for accounts receivable that could become uncollectible in the future by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value.  We estimate this allowance based on the aging of our accounts receivable and our historical collection experience for each type of payer.  Receivables are charged off to the allowance account at the time they are deemed uncollectible.  In the event that the actual amount of payment received differs from the previously recorded estimate of an account receivable, an adjustment to revenue is made in the current period at the time of final collection and settlement.  During 2007, we recorded approximately $24,000 of net total incremental revenue from tests in which we underestimated the revenue in 2006 relative to the amounts that we were ultimately paid in 2007.  This was less than 1% of our total FY 2007 revenue and less than 1% of our FY 2006 revenue. These adjustments are not material to the Company’s results of operations in any period presented.  Our estimates of net revenue are subject to change based on the contractual status and payment policies of the third party payer’s with whom we deal.  We regularly refine our estimates in order to make our estimated revenue for future periods as accurate as possible based on our most recent collection experience with each third party payer.

The following tables present the dollars and percentage of the Company’s net accounts receivable from customers outstanding by aging category at December 31, 2007 and 2006.  All of our receivables were pending approval by third-party payers as of the date that the receivables were recorded:

NEOGENOMICS AGING OF RECEIVABLES BY PAYOR GROUP

FY 2007

Payor Group	0-30%		30-60%		60-90%		90-120%		> 120%		Total	%
Client	$159,649	4%	$148,909	4%	$200,073	5%	$69,535	2%	$122,753	3%	700,919	19%
Commercial Insurance	427,876	12%	184,761	5%	126,477	3%	66,922	2%	487,387	13%	1,293,423	35%
Medicaid	918	0%	904	0%	2,331	0%	1,292	0%	11,892	0%	17,337	0%
Medicare	662,560	18%	293,870	8%	94,755	3%	70,579	2%	486,002	13%	1,607,766	44%
Self Pay	9,745	0%	6,324	0%	6,889	0%	3,238	0%	7,646	0%	33,842	1%
Total	$1,260,748	34%	$634,768	17%	$430,525	12%	$211,566	6%	$1,115,680	31%	$3,653,287	100%

FY 2006

Payor Group	0-30%		30-60%		60-90%		90-120%		> 120%		Total	%
Client	$146,005	9%	$150,698	10%	$79,481	5%	$8,606	1%	$33,827	2%	$418,617	27%
Commercial Insurance	133,333	8%	105,464	7%	58,026	4%	48,847	3%	35,248	2%	380,918	24%
Medicaid	325	0%	650	0%	2,588	0%	400	0%	-	0%	3,963	0%
Medicare	293,298	19%	282,463	18%	71,283	5%	68,830	4%	56,598	4%	772,472	49%
Self Pay	135	0%	2,058	0%	723	0%	-	0%	-	0%	2,916	0%
Total	$573,096	36%	$541,333	35%	$212,101	13%	$126,683	8%	$125,673	8%	$1,578,886	100%

 The large increase in our accounts receivable greater than 120 days as of December 31, 2007 as compared to December 31, 2006 was the result of several factors.  In the fourth quarter of 2006, the Company implemented a new billing system that was not scalable as our volume continued to grow and this made accounts receivable management very difficult.  In 2007, as we grew, we determined that we also needed proper management in this area.  Accordingly, in the fourth quarter of 2007, we reorganized our entire billing department and replaced the existing billing system and we discovered an issue with incorrectly filed claims, that were aged significantly and the clean-up of these claims was ongoing in the first quarter of 2008.  The new billing system went live in March 2008 and is designed specifically for laboratory billing

Based on a detailed analysis, we believe that our $415,000 allowance for doubtful accounts, which represents approximately 11% of our receivables balance, is adequate as of December 31, 2007.  At December 31, 2006, our allowance for doubtful accounts was $103,000 or 6% of accounts receivable.

Accounting for Contingencies

When involved in litigation or claims, in the normal course of our business, we follow the provisions of SFAS No. 5, Accounting for Contingencies, to record litigation or claim-related expenses. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We accrue for settlements when the outcome is probable and the amount or range of the settlement can be reasonably estimated. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding litigation and claims that could result in actual settlement amounts that differ materially from estimates.  With respect to the preliminary agreement to settle the claims brought against the Company by US Labs, as of December 31, 2007 we have accrued a $375,000 loss contingency, which consists of $250,000 to provide for the Company's expected share of this settlement, and $125,000 to provide for the Company's share of the estimated legal fees up to the date of settlement.

Stock Based Compensation.

Prior to January 1, 2006, we accounted for stock-based awards and our Employee Stock Purchase Plan using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25”,FASB Technical Bulletin No. 97-1 (“FTB 97-1”) “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”, and related interpretations and provided the required pro forma disclosures of SFAS 123  “Accounting for Stock-Based Compensation ”.  In accordance with APB 25, non-cash, stock-based compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date and for any grants that were modified from their original terms.  The charge for the options with an exercise price below the market price on the actual grant date was equal to the number of options multiplied by the difference between the exercise price and the market price of the option shares on the actual grant date.  That expense was amortized over the vesting period of the options.  The charge for modifications of options in general was equal to the number of options modified multiplied by the difference between the market price of the options on the modification date and the grant price.  The charge for modified options was taken over the remaining service period, if any.

 Effective January 1, 2006, we adopted SFAS 123(R), which requires the measurement at fair value and recognition of compensation expense for all stock-based payment awards.  We selected the modified prospective method of adoption which recognizes compensation expense for the fair value of all stock-based payments granted after January 1, 2006 and for the fair value of all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption.  We used the trinomial lattice valuation model to estimate fair value of stock option grants made on or after January 1, 2006.  The trinomial lattice option-pricing model requires the estimation of highly complex and subjective variables.  These variables include expected volatility, expected life of the award, expected dividend rate and expected risk-free rate of return.  The assumptions for expected volatility and expected life are the two assumptions that most significantly affect the grant date fair value.  The expected volatility is a blended rate based on both the historical volatility of our stock price and the volatility of certain peer company stock prices.  The expected term assumption for our stock option grants was determined using trinomial lattice simulation model which projects future option holder behavior patterns based upon actual historical option exercises.  SFAS 123(R) also requires the application of a forfeiture rate to the calculated fair value of stock options on a prospective basis.  Our assumption of forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting over the trailing four years.  If our assumption of forfeiture rate changes, we would have to make a cumulative adjustment in the current period.  We monitor the assumptions used to compute the fair value of our stock options and similar awards on a regular basis and we will revise our assumptions as appropriate.   See Note B  –  Summary of Significant Accounting Policies section, “Stock-based compensation” subsection and Note F – Stock Based Compensation in the Notes to Consolidated Financial Statements for more information regarding the valuation of stock-based compensation.

Results of Operations for the twelve months ended December 31, 2007 as compared with the twelve months ended December 31, 2006

Revenue

              During the fiscal year ended December 31, 2007, our revenues increased approximately 78% to $11,505,000 from $6,476,000 during the fiscal year ended December 31, 2006. This was the result of an increase in testing volume of 64% and a 9% increase in average revenue per test. This volume increase is the result of wide acceptance of our bundled testing product offering and our industry leading turnaround times resulting in new customers.  The increase in average revenue per test is a direct result of restructuring arrangements with certain existing customers that increased average revenue per test and realigning our pricing policies with new customers.

  During the twelve months ended December 31, 2007, our average revenue per customer requisition increased by approximately 4% to $702.15 from $677.19 in 2006.  Our average revenue per test increased by approximately 9% to $547.90 in 2007 from $504.44 in 2006.  This was primarily a result of price increases to certain customers as well as product and payer mix changes.   Revenues per test are a function of both the nature of the test and the payer (Medicare, Medicaid, third party insurer, institutional client etc.).  Our policy is to record as revenue the amounts that we expect to collect based on published or contracted amounts and/or prior experience with the payer.   We have established a reserve for uncollectible amounts based on estimates of what we will collect from a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) co-payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers.   On December 31, 2007, our Allowance for Doubtful Accounts was approximately $414,500, a 301% increase from our balance at December 31, 2006 of $103,500.  The allowance for doubtful accounts was approximately 11.3% and 6.5% of accounts receivables on December 31, 2007 and December 31, 2006, respectively.   This increase was the result of an increase in Accounts Receivable due to increased revenues and the increase in the percentage of our aged accounts receivable greater than 120 days.

Cost of Revenue

During 2007, our cost of revenue, as a percentage of gross revenue, increased from 43% in 2006 to 48% in 2007.  This was primarily a result of increases in the number of employees and related benefits as well as increased lab supply and postage/delivery costs from opening new lines of business and meeting the increase in testing volumes.

Gross Profit

 As a result of the 78% increase in revenue and our 48% cost of revenue, our gross profit increased 61% to $5,982,000 in 2007, from a gross profit of $3,717,000 in 2006. When expressed as a percentage of revenue, our gross margins decreased from 57.4% in 2006 to 52.1% in 2007.  The increase in gross profit was largely a result of higher testing volumes in 2007, and the decrease in gross profit margin was due to the increased costs in 2007 for employee labor and benefits, lab supplies, and postage and delivery costs.

General and Administrative Expenses

During 2007, our general and administrative expenses increased by approximately 155% to $9,123,000 from approximately $3,577,000 in 2006. General and administrative expenses, as a percentage of sales was 79% as of December 31, 2007, compared with 55% as of December 31, 2006, an increase of 24%.  This increase was primarily a result of higher personnel and personnel-related expenses associated with the increase in management and sales and administrative headcount that was necessary to manage the significant increases in test volumes described above. In addition to management, sales, and administrative personnel, our general and administrative expenses also include all overhead and technology expenses as well, which have also increased as a result of higher test volumes.  We also incurred significant expenses related to scaling our operations to meet our ongoing business plan and significant expenses associated with the litigation with US Labs that was recently settled (see Note L to our financial statements).  For the year ended December 31, 2007, we incurred approximately $619,000 of litigation related expenses, net of reimbursements from our insurance company, as compared to approximately $159,000 of such litigation related expenses for the year ended December 31, 2006.  Bad debt expense for the years ended December 31, 2007 and 2006 was $1,013,804 and $444,133, respectively.  This increase was necessitated by the significant increase in revenues noted above and to a lesser extent by the issues denoted in our critical accounting policies regarding accounts receivable management.

Other Income/Expense

Net other income/expense, which primarily consists of interest expense, decreased approximately 11% in 2007 to approximately $239,000 from approximately $270,000 for 2006.  Interest expense is comprised of interest payable on advances under our Credit Facility with Aspen and interest paid for capital lease obligations.  The year-over-year decrease is primarily attributed to paying off the Aspen credit facility on June 7, 2007.

Net Loss

 As a result of the foregoing, our net loss increased from ($130,000) in 2006 to ($3,380,000) in 2007, an increase of approximately 2,500%.

 Liquidity and Capital Resources

During the fiscal year ended December 31, 2007, our operating activities used approximately $2,643,000 in cash compared with $694,000 used in the fiscal year ended 2006.  This amount primarily represented cash tied-up in receivables as a result of increased revenues and to a lesser extent cash used to pay the expenses associated with our operations as well as fund our other working capital.  We also spent approximately $516,000 on new equipment in 2007 compared with $399,000 in 2006.  Through the sale of equity securities, which provided approximately $5,287,000, we were able to retire the $1,675,000 due on the Aspen Credit facility and finance operations. This resulted in net cash provided by financing activities of approximately $3,443,000 in 2007 compared to $1,208,000 in 2006.  At December 31, 2007 and December 31, 2006, we had cash and cash equivalents of approximately $211,000, and $126,000 respectively.

    On January 18, 2006, the Company entered into a binding letter agreement (the "Aspen Letter Agreement") with Aspen, which provided, among other things, that:

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

(c) Aspen and the Company amended the Loan Agreement (the “Credit Facility Amendment”), dated March, 2005 to extend the maturity date until September 30, 2007, and to modify certain covenants.  In addition, Aspen had the right, until April 30, 2006, to provide the Company up to $200,000 of additional secured indebtedness to the Company under the Credit Facility Amendment and to receive a five year warrant to purchase up to 450,000 shares of the Company's common stock with an exercise price of $0.26/share (the "New Debt Rights").  On March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement.

(d) The Company agreed to amend and restate the Initial Warrants, dated March 23, 2005, which more formally implemented the original agreement made on February 18, 2005 with respect to such warrants, to provide that all 2,500,000 warrant shares were vested and the exercise price was reset to $0.31 per share.  The difference, between the value of the warrants on the original February, 18, 2005 measurement date which was calculated using an exercise price of $0.50/share, and their value on the January 18, 2006 modification date which was calculated using an exercise price of $0.31/share, amounted to $2,365 and, was credited to additional paid-in capital and included in deferred financing fees.

(e) The Company agreed to amend the Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Initial Warrants, the Waiver Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

(f) All Waiver Warrants, the Initial Warrants and all warrants issued to Aspen and SKL in connection with the purchase of equity or debt securities are exercisable at the option of the holder for a term of five years, and each such warrant contains provisions that allow for a physical exercise, a net cash exercise or a net share settlement.  We used the Black-Scholes pricing model to estimate the fair value of all such warrants as of the date of issue for each, using the following  approximate assumptions: dividend yield of 0%, expected volatility of 14.6 – 19.3% (depending on the date of agreement), risk-free interest rate of 4.5%, and a term expected life of 3 - 5 years.

The Aspen Credit Facility was paid in full in June 2007 and it expired on September 30, 2007.

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

On June 6, 2005, we entered into a Standby Equity Distribution Agreement (the “S.E.D.A.”) with Yorkville Advisors, LLC (“Yorkville” f/k/a Cornell Capital Partners, LP).  Pursuant to the S.E.D.A., the Company could, at its discretion, periodically sell to Yorkville shares of common stock for a total purchase price of up to $5.0 million.    On August 1, 2007, the S.E.D.A expired and we decided not to renew it.

The following sales of common stock were made under our S.E.D.A. with Yorkville since it was first declared effective on August 1, 2005.

Request	Completion	Shares of	Gross	Yorkville	Escrow	Net
Date	Date	Common Stock	Proceeds	Fee	Fee	Proceeds	ASP(1)

8/29/2005	9/8/2005	63,776	$25,000	$1,250	$500	$23,250

12/10/2005	12/18/2005	241,779	50,000	2,500	500	47,000

Subtotal – 2005		305,555	$75,000	$3,750	$1,000	$70,250	$0.25

7/19/2006	7/28/2006	83,491	53,000	2,500	500	50,000

8/8/2006	8/16/2006	279,486	250,000	12,500	500	237,000

10/18/2006	10/23/2006	167,842	200,000	10,000	500	189,500

Subtotal – 2006		530,819	$503,000	$25,000	$1,500	$476,500	$0.95

12/29/2006	1/10/2007	98,522	150,000	7,500	500	142,000

1/16/2007	1/24/2007	100,053	150,000	7,500	500	142,000

2/1/2007	2/12/2007	65,902	100,000	5,000	500	94,500

2/19/2007	2/28/2007	166,611	250,000	12,500	500	237,000

2/28/2007	3/7/2007	180,963	250,000	12,500	500	237,000

4/5/2007	4/16/2007	164,777	250,000	12,500	500	237,000

4/20/2007	4/30/2007	173,467	250,000	12,500	500	237,000

Subtotal – 2007		950,295	$1,400,000	$70,000	$3,500	$1,326,500	$1.48

Total Since Inception		1,786, 669	$1,978,000	$98,750	$6,000	$1,873,250	$1.19

(1)  Average Selling Price of shares issued

During the period from May 31, 2007 through June 6, 2007, we sold 2,666,667 shares of our Common Stock to ten unaffiliated accredited investors (the “Investors”) at a price of $1.50 per share in a Private Placement of our Common Stock (the “Private Placement”).  The Private Placement generated gross proceeds to the Company of $4.0 million, and after estimated transaction costs, the Company received net cash proceeds of approximately $3.8 million.  The Company also issued warrants to purchase 98,417 shares of our Common Stock to Noble International Investments, Inc. (“Noble”), in consideration for its services as a placement agent for the Private Placement and paid Noble a cash fee of $147,625.  Additionally, the Company issued to Aspen Capital Advisors, LLC (“ACA”) warrants to purchase 250,000 shares at $1.50 per share and paid ACA a cash fee of $52,375 in consideration for ACA’s services to the Company in connection with the Private Placement.   The Private Placement involved the issuance of the aforementioned unregistered securities in transactions that we believed were exempt from registration under Rule 506 promulgated under the Securities Act.  All of the aforementioned stockholders received registration rights (“Registration Rights”) for the Private Placement shares so purchased and we filed a registration statement on Form SB-2 on July 12, 2007 to register these shares (the “Registration Statement”).  Certain of the Investors also purchased 1,500,000 shares and 500,000 warrants from Aspen Select Healthcare, LP in a separate transaction that occurred simultaneously with the Private Placement and the Company agreed to an assignment of Aspen’s registration rights for such shares and warrants, and those shares and warrants were included in the Registration Statement.

The Registration Rights contained a provision that if the Registration Statement was not declared effective within 120 days of the Private Placement, we would be responsible for partial relief of the damages resulting from a holder’s inability to sell the shares covered by the Registration Statement.  Beginning after 120 days from the date that the Private Placement was consummated, the Company is obligated to pay as liquidated damages to each holder of shares covered by the Registration Statement (“Registered Securities”) an amount equal to one half percent (0.5%) of the purchase price of the Registered Securities for each thirty (30) day period that the Registration Statement is not effective after the required effective date specified in the Registration Rights Agreement.  Such liquidated damages may be paid, at the holder’s option, either in cash or shares of our Common Stock, after demand therefore has been made.

In August, 2007, we received a comment letter from the Accounting Staff of the SEC regarding certain disclosure and accounting questions with respect to our FY 2006 annual report filed on Form 10-KSB.  In September 2007, we responded to the SEC Staff and filed an amended Form 10-KSB/A that responded to the matters raised by the Staff.  In October 2007, we received a follow up comment letter from the Staff that continued to question the accounting we use in connection with non-cash employee stock-based compensation and warrants issued under the newly adopted SFAS 123(R).   We responded to the Staff’s October 2007 letter in March 2008, and currently anticipate resolving all open issues by the end of April 2008 and being able to proceed with registering the Private Placement shares in May 2008.

As a result of the aforementioned SEC correspondence, the Company was not able to register the securities issued in the Private Placement within the allowed 120 period, and was thus responsible for damages.  Accordingly, as of December 31, 2007, in accordance with FASB Staff Position 00-19-2, “Accounting for Registration Payment Arrangements” we have accrued approximately $282,000 in penalties as liquidated damages for the period from the end of the 120 day period through May 2008 when we expect to be able to go effective on the Registration Statement for the Private Placement shares.  Such penalties are included in Accrued Expenses and Other Liabilities.

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

On February 1, 2008,  we entered into a Revolving Credit and Security Agreement (the “Credit Facility” or “Credit Agreement”) with CapitalSource Finance LLC (“Lender”) pursuant to which the Lender shall make available to us a revolving credit facility in a maximum principal amount at any time outstanding of up to Three Million Dollars ($3,000,000), subject to certain restrictions.  See subsequent event paragraph below, and Note L to the Consolidated Financial Statements.

At the present time, we anticipate that based on our current business plan and operations, our existing cash balances, the availability of our accounts receivable line with Capital Source, and loans from our directors that we will have adequate cash for at least the next twelve months.  This estimate of our cash needs does not include any additional funding which may be required for growth in our business beyond that which is planned, strategic transactions or acquisitions.  In the event that the Company grows faster than we currently anticipate or we engage in strategic transactions or acquisitions and our cash on hand and/or our availability under the Capital Source Credit Facility or other loans from our directors is not sufficient to meet our financing needs, we may need to raise additional capital from other resources.  In such event, the Company may not be able to obtain such funding on attractive terms or at all and the Company may be required to curtail its operation.  In the event that we do need to raise additional capital, we would seek to raise this additional money through issuing a combination of debt and/or equity securities primarily to banks and/or other large institutional investors.  On March 31, 2008 we had approximately $283,000 in cash on hand and $983,000 of availability under our Credit Facility.

Recent Accounting Pronouncements

In February 2007 the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”).  SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings.  The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and financial liabilities.  SFAS 159 is effective for the Company as of January 1, 2008 and as of this effective date, the Company has elected not to apply the fair value option to any of its financial assets for financial liabilities.

           In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 is effective for the Company as of January 1, 2008 for financial assets and financial liabilities within its scope and it is not expected to have a material impact on its consolidated financial statements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2.  The Company is currently assessing the impact, if any, of SFAS 157 and FSP FAS 157-2 for non-financial assets and non-financial liabilities on its consolidated financial statements.

Subsequent Events

Revolving Credit and Security Agreement

On February 1, 2008, our operating subsidiary, NeoGenomics, Inc., a Florida Company (“Borrower”), entered into a Revolving Credit and Security Agreement (“Credit Facility” or “Credit Agreement”) with CapitalSource Finance LLC (“Lender”) pursuant to which the Lender shall make available to us a revolving credit facility in a maximum principal amount at any time outstanding of up to Three Million Dollars ($3,000,000) (the “Facility Cap”). Subject to the provisions of the Credit Agreement, the Lender shall make advances to us from time to time during the three (3) year term following the closing date, and the revolving Credit Facility may be drawn, repaid and redrawn from time to time as permitted under the Credit Agreement. Interest on outstanding advances under the Credit Facility shall be payable monthly in arrears on the first day of each calendar month at an annual rate of one-month LIBOR plus 3.25% in accordance with the terms of the Credit Agreement, subject to a LIBOR floor of 3.14%.  As of March 31, 2008, the effective annual interest rate of the Agreement was 6.39%.  To secure the payment and performance in full of the Obligations (as defined in the Credit Agreement), we granted to the Lender a continuing security interest in and lien upon, all of our rights, title and interest in and to our Accounts (as such term is defined in the Credit Agreement), which primarily consist of accounts receivable.  Furthermore, pursuant to the Credit Agreement, the Parent Company guaranteed the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of our obligations. The Parent Company’s guaranty is a continuing guarantee and shall remain in force and effect until the indefeasible cash payment in full of the Guaranteed Obligations (as defined in the Credit Agreement) and all other amounts payable under the Credit Agreement.

Us Labs Settlement

On March 18, 2008, we reached a preliminary agreement to settle US Labs' claims against the Company and certain of its officers and employees. Under the terms of the agreement, NeoGenomics, on behalf of all defendants, will make a $250,000 payment to US Labs within thirty days and pay another $250,000 over the remaining nine months of this year. It is expected that approximately 50% of these payments will be covered by our insurance policies. As a result, our fourth quarter financial statements include a $250,000 charge to cover the Company's expected portion of this settlement and an additional $125,000 charge to cover the Company's portion of the estimated legal fees incurred in Q1 2008 up to the date of settlement.

Employment Contracts

On March 12, 2008, we entered into an employment agreement with Robert Gasparini, our President and Chief Scientific Officer to extend his employment with the Company for an additional four year term.  This employment agreement was retroactive to January 1, 2008 and provides that it will automatically renew after the initial four year term for one year increments unless either party provides written notice to the other party with their intention to terminate the agreement 90 days before the end of the initial term.  The employment agreement specifies an initial base salary of $225,000/year with specified salary increases tied to meeting revenue goals.  Mr. Gasparini is also entitled to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain targets established by the Board of Directors.  In addition, Mr. Gasparini was granted 784,000 stock options that have a seven year term so long as Mr. Gasparini remains an employee of the Company.  These options are scheduled to vest according to the passage of time and the meeting of certain performance-based milestones.  Mr. Gasparini's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. In the event that Mr. Gasparini is terminated without cause by the Company, the Company has agreed to pay Mr. Gasparini's base salary and maintain his employee benefits for a period of twelve months.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoGenomics, Inc.:

We have audited the accompanying consolidated balance sheet of NeoGenomics, Inc. (the “Company”), as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A
Tampa, FL
April 14, 2008

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$210,573
Accounts receivable (net of allowance for doubtful accounts of $414,548)	3,236,751
Inventories	304,750
Other current assets	400,168
Total current assets	4,152,242

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $862,030)	2,108,083

OTHER ASSETS	260,575

TOTAL ASSETS	$6,520,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,799,159
Accrued compensation	370,496
Accrued expenses and other liabilities	574,084
Legal contingency (Note G)	375,000
Short-term portion of equipment capital leases	242,966
Total current liabilities	3,361,705

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	837,081

TOTAL LIABILITIES	4,198,786
Commitments and contingencies STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 31,391,660
shares issued and outstanding)	31,391
Additional paid-in capital	16,820,954
Accumulated deficit	(14,530,231)
Total stockholders’ equity	2,322,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,520,900

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

NET REVENUE	$11,504,725	$6,475,996
COST OF REVENUE	5,522,775	2,759,190
GROSS MARGIN	5,981,950	3,716,806
OTHER OPERATING EXPENSE
General and administrative	9,122,922	3,576,812

INCOME / (LOSS) FROM OPERATIONS	(3,140,972)	139,994

OTHER INCOME / (EXPENSE):
Other income	24,256	55,970
Interest expense	(263,456)	(325,625)
Other income / (expense) – net	(239,200)	(269,655)

NET LOSS	$(3,380,172)	$(129,661)
NET LOSS PER SHARE - Basic and Diluted	$(0.11)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	29,764,289	26,166,031

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common	Common	Additional	Deferred
	Stock	Stock	Paid-In	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balances, December 31, 2005	22,836,754	$22,836	$10,005,308	$(2,685)	$(11,020,398)	$(994,939)

Common stock issuances for cash	3,530,819	3,531	1,099,469	-	-	1,103,000
Common stock issued for acquisition	100,000	100	49,900	-	-	50,000
Transaction fees and expenses	-	-	(80,189)	-	-	(80,189)
Adjustment of credit facility discount	-	-	2,365	-	-	2,365
Exercise of stock options and warrants	546,113	546	66,345	-	-	66,891
Warrants and stock issued for services	7,618	8	7,642	-	-	7,650
Payment of note on Yorkville Capital fee	-	-	(50,000)	-	-	(50,000)
Stock issued to settle accounts payable	40,172	40	15,627	-	-	15,667
Stock compensation expense	-	-	63,730	-	-	63,730
Reclassification of deferred compensation to additional paid in capital upon adoption of SFAS 123R	-	-	(2,685)	2,685	-	-
Net loss	-	-	-	-	(129,661)	(129,661)
Balances, December 31, 2006	27,061,476	27,061	11,177,512	-	(11,150,059)	54,514

Common stock issuances for cash	4,154,684	4,155	5,574,682	-	-	5,578,837
Transaction fees and expenses	-	-	(346,110)	-	-	(346,110)
Exercise of stock options and warrants	175,500	175	53,619	-	-	53,794
Warrants issued for services	-	-	159,153	-	-	159,153
Stock compensation expense	-	-	202,098	-	-	202,098
Net loss	-	-	-	-	(3,380,172)	(3,380,172)
Balances, December 31, 2007	31,391,660	$31,391	$16,820,954	$-	$(14,530,231)	$2,322,114

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,380,172)	$(129,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	451,459	233,632
Impairment of assets	2,235	53,524
Amortization of credit facility warrants and debt issue costs	54,900	72,956
Stock based compensation	202,098	63,730
Non-cash consulting	159,153	7,650
Other non-cash expenses	29,423	59,804
Provision for bad debts	1,013,804	444,133
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(2,700,797)	(1,442,791)
(Increase) decrease in inventory	(187,388)	(57,362)
(Increase) decrease in prepaid expenses	(343,032)	(101,805)
(Increase) decrease in other current assets	(26,671)	(31,522)
Increase (decrease) in deferred revenues	-	(100,000)
Increase (decrease) in legal contingency	375,000	-
Increase (decrease) in accounts payable and other liabilities	1,707,397	233,930
NET CASH USED IN OPERATING ACTIVITIES	(2,642,591)	(693,782)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(516,144)	(398,618)
Investment in other assets (Power 3)	(200,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(716,144)	(398,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) from/to affiliates, net	(1,675,000)	175,000
Notes payable	(2,000)	2,000
Repayment of capital lease obligations	(166,479)	(58,980)
Issuance of common stock and warrants for cash , net of transaction expenses	5,286,521	1,089,702
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,443,042	1,207,722

NET CHANGE IN CASH AND CASH EQUIVALENTS	84,307	115,322

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	126,266	10,944

CASH AND CASH EQUIVALENTS, END OF YEAR	$210,573	$126,266

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$204,670	$269,316
Equipment leased under capital leases	$703,145	$602,357
Income taxes paid	$-	$-
Common stock issued for acquisition	$-	$50,000
Common stock issued in settlement of financing fees	$-	$50,000

  See notes to consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE A – Nature of Business and Basis of Presentation

NeoGenomics, Inc., a Nevada Company, was formed in 1998 under the name of American Communications Enterprises, Inc. (“ACE”, the “Parent”, or the “Parent Company”).

NeoGenomics, Inc., a Florida company, doing business as NeoGenomics Laboratories (“NEO”, “NeoGenomics” or  “Subsidiary”) was formed in June 2001, and agreed to be acquired by ACE in a reverse acquisition in November 2001.  NeoGenomics operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

ACE succeeded to NEO’s name in January, 2002, and NeoGenomics remains a wholly-owned subsidiary of the Parent Company. (NEO and ACE are collectively referred to as “we”, “us”, “our” or the “Company”).

The accompanying consolidated financial statements include the accounts of the Parent and the Subsidiary.  All significant intercompany accounts and balances have been eliminated in consolidation.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B – Summary of Significant Accounting Policies

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements.  Actual results and outcomes may differ from management’s estimates, judgments and assumptions.  Significant estimates, judgments and assumptions used in these consolidated financial statements include, but are not limited to, those related to revenues, accounts receivable and related reserves, contingencies, useful lives and recovery of long-term assets, income and other taxes, and the fair value of stock-based compensation.  These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission’s (the “Commission”) Staff Accounting Bulletin No. 104, “Revenue Recognition”, when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified.  These diagnostic services are billed to various payors, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals.  The Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Medicare, published fee schedules.  The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected.  The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at the reported revenues.  The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate.  In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly.

Costs of Revenues

Costs of revenues consists primarily of lab related materials and supplies, salaries related to laboratory personnel, allocated facility costs, and depreciation of equipment used to deliver the Company’s services.

Accounting for Contingencies

When involved in litigation or claims, in the normal course of our business, we follow the provisions of SFAS No. 5, Accounting for Contingencies, to record litigation or claim-related expenses. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We accrue for settlements when the outcome is probable and the amount or range of the settlement can be reasonably estimated. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding litigation and claims that could result in actual settlement amounts that differ materially from estimates.  With respect to the agreement to settle the claims brought against the Company by US Labs, as of December 31, 2007 we have accrued a $375,000 loss contingency, which consists of $250,000 to provide for the Company's expected portion of this settlement, and $125,000 to provide for the Company's portion of the estimated legal fees up to the date of settlement.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowance for doubtful accounts (the “Allowance”), which is estimated and recorded in the period the related revenue is recorded based on the historical collection experience for each type of payor.  In addition, the Allowance is adjusted periodically, based upon an evaluation of historical collection experience with specific payors, payor types, and other relevant factors, including regularly assessing the state of our billing operations in order to identify issues which may impact the collectability of receivables or reserve estimates.  Revisions to the Allowance are recorded as an adjustment to bad debt expense within general and administrative expenses.  After appropriate collection efforts have been exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible.  Recoveries of receivables previously written-off are recorded as credits to the Allowance.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments and Concentrations of Credit Risk

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and liabilities and other current assets and liabilities are considered reasonable estimates of their respective fair values due to their short-term nature.  The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing.  The Company believes that, as of December 31, 2007, its concentration of credit risk related to cash and cash equivalents was not significant.

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain customers to whom the Company provides a significant volume of its services to, and to specific payors of our services such as Medicare, and individual insurance companies.  The Company’s customer base consists of a large number of geographically dispersed customers diversified across various customer types.  The Company continues to focus its sales efforts to decrease the dependency on any given source of revenue and decrease its credit risk from any one large customer or payor type, these efforts have led to the significant decrease of our credit risk from the previous year.  Accordingly, for the year ended December 31, 2007 one customer accounted for 25% of total revenue and all others were less than 10% of total revenue individually.  During the year ended December 31, 2006, three customers accounted for 26%, 18% and 17% of total revenue, respectively.  In the event that we lost one of these customers, we would potentially lose a significant percentage of our revenues.   For the year ended December 31, 2007, Medicare and one commercial insurance provider accounted for 44% and 10% of the Company’s total accounts receivable balance, respectively.

The Company orders the majority of its FISH probes from one vendor and as a result of their dominance of that marketplace and the absence of any competitive alternatives, if they were to have a disruption and not have inventory available it could have a material effect on our business.  This risk cannot be completely offset due to the fact that they have patent protection which limits other vendors from supplying these probes.

Inventories

Inventories, which consist principally of testing supplies, are valued at the lower of cost or market, using the first-in, first-out method (FIFO)

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization.  Property and equipment generally includes purchases of items with a cost greater than $1,000 and a useful life greater than one year.  Depreciation and amortization are computed on a straight line basis over the estimated useful lives of the assets.

Leasehold improvements are amortized over the shorter of the related lease terms or their estimated useful lives.  Property and equipment acquired under capital leases are depreciated over the shorter of the related lease terms or the useful lives of the assets.  The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change.  Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income (loss) from operations.  Repairs and maintenance costs are expensed as incurred.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("SFAS 109").  Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.  Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods for property and equipment as well as impairment losses and the timing of recognition of bad debts.

Stock-Based Compensation

For the years ended December 31, 2006 and 2005, the Company maintained a stock option plan covering potential equity grants including primarily the issuance of stock options.  In addition, effective January 1, 2007, the Company began sponsoring an Employee Stock Purchase Plan (“ESPP”), whereby eligible employees are entitled to purchase Common Stock monthly, by means of limited payroll deductions, at a 5% discount from the fair market value of the Common Stock as of specific dates.  The Company’s ESPP plan is considered exempt from fair value accounting under SFAS No. 123R since the discount offered to employees is only 5%.  See Note F for a detailed description of the Company’s plans.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and disclosure under SFAS 123.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).  Under SFAS 123(R), compensation cost for all stock-based awards, including grants of employee stock options, restricted stock and other equity awards, is measured at fair value at grant date and recognized as compensation expense on a straight line basis over the employees’ expected requisite service period.  In addition, SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules.  The Company selected the modified prospective method of adoption, which recognizes compensation expense for the fair value of all share-based payments granted after January 1, 2006 and for the fair value of all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption.  This method does not require a restatement of prior periods.  However, awards granted and still unvested on the date of adoption are attributed to expense under SFAS 123(R), including the application of forfeiture rates on a prospective basis.  Our forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred, for the purposes of pro forma information under SFAS 123.

Tax Effects of Stock-Based Compensation

We will only recognize a tax benefit from windfall tax deductions for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized.

Net Loss Per Common Share

We compute loss per share in accordance with Financial Accounting Standards Statement No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares outstanding as of December 31, 2007 and 2006, which consisted of employee stock options and certain warrants issued to consultants and other providers of financing to the Company, were excluded from diluted net loss per common share calculations as of such dates because they were anti-dilutive.  During the years ended December 31, 2007 and 2006, we reported net loss per share and as such basic and diluted loss per share were equivalent.

Recent Pronouncements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”).  SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings.  The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and financial liabilities.  SFAS 159 is effective for the Company as of January 1, 2008 and as of this effective date, the Company has elected not to apply the fair value option to any of its financial assets for financial liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 is effective for the Company as of January 1, 2008 for financial assets and financial liabilities within its scope and it is not expected to have a material impact on its consolidated financial statements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2.  The Company is currently assessing the impact, if any, of SFAS 157 and FSP FAS 157-2 for non-financial assets and non-financial liabilities on its consolidated financial statements.

NOTE C – LIQUIDITY

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   At December 31, 2007, we had stockholders’ equity of approximately $2,322,000.  On February 1, 2008, we entered into a revolving credit facility with CapitalSource Finance, LLC, which allows us to borrow up to $3,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days (See Note L).  As of March 31, 2008 we had approximately $283,000 in cash on hand and $983,000 of availability under our Credit Facility.  As such, we believe we have adequate resources to meet our operating commitments for the next twelve months and accordingly our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE D – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2007:

		Estimated Useful Lives in Years
Equipment	$2,319,601	3-7
Leasehold Improvements	51,989	3-5
Furniture & Fixtures	163,324	7
Computer Hardware	152,405	3
Computer Software	209,134	3
Assets not yet placed in service	73,660	-
Subtotal	2,970,113
Less accumulated depreciation and amortization	(862,030)
Furniture and Equipment, net	$2,108,083

Depreciation and amortization expense on property and equipment, including leased assets, for the years ended December 31, 2007 and 2006, was $451,459 and $233,632, respectively.

Property and equipment under capital leases, included above, consists of the following at December 31, 2007:

Equipment	$1,127,889
Furniture & Fixtures	22,076
Computer Hardware	49,086
Computer Software	94,963
Subtotal	1,294,014
Less accumulated depreciation and amortization	(248,711)
Property and Equipment under capital leases, net	$1,045,303

NOTE E – INCOME TAXES

We recognized losses for financial reporting purposes for the years ended December 31, 2007 and 2006, in the accompanying consolidated statements of operations.  Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided in the accompanying consolidated financial statements.

At December 31, 2007, we have net operating loss carryforwards of approximately $4,700,000, the significant difference between this amount, and our accumulated deficit arises primarily from certain stock based compensation that is considered to be a permanent difference.  Assuming our net operating loss carryforwards are not disallowed because of certain “change in control” provisions of the Internal Revenue Code, these net operating loss carryforwards expire in various years through the year ended December 31, 2027.  However, we have established a valuation allowance to fully reserve our deferred income tax assets as such assets did not meet the required asset recognition standard established by SFAS 109. Our valuation allowance increased by $1,014,110 during the year ended December 31, 2007.

At December 31, 2007, our current and non-current deferred income tax assets (assuming an effective income tax rate of approximately 39%) consisted of the following:

Net current deferred income tax asset:

Allowance for doubtful accounts	$159,900
Less valuation allowance	(159,900)
Total	$-

Net non-current deferred income tax asset:

Net operating loss carryforwards	$1,830,450
Accumulated depreciation and impairment	(166,000)
Subtotal	1,664,450
Less valuation allowance	(1,664,450)
Total	$-

NOTE F – INCENTIVE STOCK OPTIONS AND AWARDS

Stock Option Plan

On October 31, 2006, our shareholders and Board of Directors amended and restated the NeoGenomics Equity Incentive Plan, which was originally approved in October 2003 (the “Plan”).  The Plan permits the grant of stock awards and stock options to officers, directors, employees and consultants.  Options granted under the Plan are either outright stock awards, Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSO’s).  As part of this amendment and restatement, the shareholders and Board of Directors approved an increase in the shares reserved under the Plan from 10% of our outstanding common stock at any given time to 12% of our Adjusted Diluted Shares Outstanding, which equated to 4,463,643 shares of our common stock as of December 31, 2007.  Adjusted Diluted Shares Outstanding are defined as basic common shares outstanding on the measurement date plus that number of shares that would be issued if all convertible debt, convertible preferred equity securities and warrants were assumed to be converted into common stock on the measurement date.  The definition of Adjusted Diluted Shares Outstanding specifically excludes any unexercised stock options that may be outstanding under either the Stock Option Plan or the ESPP on any measurement date.  As of December 31, 2007, option and stock awards totaling 2,796,044 shares were outstanding and 497,549 option and stock awards had been exercised, leaving a total of 1,170,050 options and stock awards available for future issuance.  Options typically have a 5-10 year life and vest over 3 or 4 years but each grant’s vesting and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors or by the President by virtue of authority delegated to him by the Compensation Committee.

Adoption of SFAS 123(R)

Effective January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense in the Company’s statement of operations for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to all our stock-based compensation plans based on estimated fair values.

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model.  The fair value of the award is recognized as expense over the requisite service periods in our consolidated statement of operations using the straight-line method consistent with the methodology used under SFAS 123.  Under SFAS 123(R) the attributed stock-based compensation expense must be reduced by an estimate of the annualized rate of stock option forfeitures.  For grants prior to the January 1, 2006 adoption date of SFAS 123(R), The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income (loss) in the periods after the date of adoption, using the same valuation method and assumptions determined under the original provisions of SFAS 123.

We estimate the fair value of stock-based awards using the trinomial lattice model.  This model determines the fair value of stock-based compensation and is affected by our stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables.  These variables include expected term, expected risk-free rate of return, expected volatility, and expected dividend yield, each of which is more fully described below.  The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

Expected Term:  The expected term of an option is the period of time that such option is expected to be outstanding.  The average expected term is determined using the trinomial lattice simulation model.

Risk-free Interest Rate:  We base the risk-free interest rate used in the trinomial lattice valuation method on the implied yield at the grant date of the U.S. Treasury zero-coupon issue with an equivalent term to the stock-based award being valued.  Where the expected term of a stock-based award does not correspond with the term for which a zero coupon interest rate is quoted, we used the nearest interest rate from the available maturities.

Expected Stock Price Volatility:  Effective January 1, 2006, we evaluated the assumptions used to estimate volatility and determined that, under SAB 107, we should use a blended average of our volatility and the volatility of the nearest peer companies.  We believe that the use of this blended average peer volatility is more reflective of market conditions and a better indicator of our expected volatility due to the limited trading history available for our Company since its last change of control, prior to which we operated under a different business model.

Dividend Yield:  Since we have never paid a dividend and do not expect to begin doing so in the foreseeable future, we have assumed a 0% dividend yield in valuing our stock-based awards.

The fair value of stock option awards granted during the years ended December 31, 2007 and 2006 was estimated as of the grant date using the trinomial lattice model with the following weighted average assumptions:

	2007	2006

Expected term (in years)	4.7	5.4
Risk-free interest rate (%)	4.6%	4.8%
Expected volatility (%)	35%	36%
Dividend yield (%)	0%	0%
Weighted average fair value/share at grant date	$0.45	$0.23

The status of our stock options and stock awards are summarized as follows:

	Number of Shares	Weighted Average
		Exercise Price
Outstanding at December 31, 2005	1,735,000	$0.27

Granted	1,011,897	0.68
Exercised	(211,814)	0.30
Canceled	(428,083)	0.42
Outstanding at December 31, 2006	2,107,000	0.43

Granted	1,232,583	1.48
Exercised	(175,500)	0.31
Canceled	(368,039)	1.14
Outstanding at December 31, 2007	2,796,044	0.81
Exercisable at December 31, 2007	1,721,874	$0.55

The following table summarizes information about our options outstanding at December 31, 2007:

                                                                       Options Outstanding, Expected to Vest                                                                                                                                            Options Exercisable
Range of Exercise prices(s)	Number Outstanding	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaing Contractual Life(Yrs)	Weighted Acerage Exercise price
	1,120,000	6.6	$0.25	1,120,000	6.6	$.025
0.31-0.46	94,750	7.4	0.35	68,750	7.4	0.35
0.47-0.71	389,000	8.4	.62	159,666	8.2	0.62
0-72-1.08	60,000	8.7	1.00	20,001	8.7	1.00
1-09-1.47	608,042	7.0	1.39	256,042	9.0	1.45
1.48-1.82	524,252	8.6	1.55	97,415	8.7	1.54
	2,796,044	7.4	$0.81	1,721,874	7.3	$0.55

As of December 31, 2007, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $1.2 million and the aggregate intrinsic value of currently exercisable stock options was approximately $1.1 million.  The Intrinsic value of each option share is the difference between the fair market value of NeoGenomics common stock and the exercise price of such option share to the extent it is “in-the-money”.  Aggregate Intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $1.08 closing stock price of NeoGenomics Common Stock on December 31, 2007, the last trading day of 2007.  The total number of in-the-money options outstanding and exercisable as of December 31, 2007 was 1,368,417.

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was approximately $200,000 and $215,000, respectively.  Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.  The total cash proceeds received from the exercise of stock options was approximately $54,000 and $63,000 for the years ended December 31, 2007 and 2006, respectively.  The total fair value of options granted during the years ended December 31, 2007 and 2006 was approximately $561,000 and 236,000, respectively.   The total fair value of option shares vested during the years ended December 31, 2007 and 2006 was approximately $276,000 and $91,000, respectively, before taking into consideration cancellations and expected forfeitures for such options.

As of December 31, 2007, there was approximately $312,500 of total unrecognized stock-based compensation cost, net of expected forfeitures, related to unvested stock options granted under the Plan.  This cost is expected to be recognized over a weighted-average period of 2.6 years.

NOTE G – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its laboratory and office facilities under non-cancelable operating leases.  These operating leases expire at various dates through April 2012 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.  In November 2007, the Company entered into a facility lease agreement with a sub-landlord for additional 16,125 square feet of office space at our corporate headquarters in Fort Myers, Florida.  In addition, we maintain laboratory and office space in Irvine California and Nashville Tennessee.

The minimum aggregate future obligations under non-cancelable operating leases as of December 31, 2007 are as follows:

Years ending December 31,
2008	$714,735
2009	732,724
2010	654,430
2011	325,618
2012	57,140
Total minimum lease payments	$2,484,647

Rent expense for the years ended December 31, 2007 and 2006 was $510,825 and $135,785, respectively and is included in costs of revenues and in general and administrative expenses, depending on the allocation of work space in each facility.  Certain of the Company’s facility leases include rent escalation clauses.  The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease.

Capital Leases

The Company entered into capital lease obligations primarily related to property and equipment for the years ended December 31, 2007 and 2006 with fair market value aggregating $703,145 and $602,357, respectively.  Such lease agreements expire at various times through 2012 and the weighted average interest rates for these leases approximated 13% at December 31, 2007. Most of these leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term.

 Future minimum lease payments under capital lease obligations are:

Years ending December 31,
2008	$373,344
2009	373,344
2010	344,728
2011	211,276
2012	78,507
Total future minimum lease payments	1,381,199
Less amount representing interest	(301,152)
Present value of future minimum lease payments	1,080,047
Less current maturities	(242,966)
Obligations under capital leases – long term	$837,081

Property and equipment covered under the lease agreements (see Note D) is pledged as collateral to secure the performance of the future minimum lease payments above.

Litigation

On October 26, 2006, Accupath Diagnostics Laboratories, Inc. d/b/a US Labs, a California corporation (“US Labs”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles (the “Court”) against the Company and Robert Gasparini, as an individual, and certain other employees and non-employees of NeoGenomics with respect to claims arising from discussions with current and former employees of US Labs.  On March 18, 2008, we reached a preliminary agreement to settle US Labs' claims (see Note L).  As a result, as of December 31, 2007 we have accrued a $375,000 loss contingency, which consists of $250,000 to provide for the Company's expected share of this settlement, and $125,000 to provide for the Company's share of the estimated legal fees up to the date of settlement.

Ongoing SEC Review of our Form 10-KSB for the year ended December 31, 2006

As further explained in Note I, the Company received a comment letter in connection with its 2006 Form 10KSB.  As a result, we have not yet been able to go effective on the Registration Statement filed in connection with the June 2007 Private Placement of the Company’s common stock.  This has resulted in the Company accruing a $282,000 loss contingency as of December 31, 2007.

NOTE H – RELATED PARTY TRANSACTIONS

During 2007 and 2006, Steven C. Jones, a director of the Company, earned $127,950 and $71,000, respectively, for various consulting work performed in connection with his duties as Acting Principal Financial Officer.

During 2007 and 2006, George O’Leary, a director of the Company, earned $9,500 and $20,900, respectively, in cash for various consulting work performed for the Company.  On March 15, 2007, Mr. O’Leary was also awarded 100,000 warrants for certain consulting services performed on behalf of the Company.  These warrants had an exercise price of $1.49/share and a five year term.  Half of these warrants were deemed vested on issuance and the other half vest ratably over a 24 month period.   On January 18, 2006, Mr. O’Leary was awarded 50,000 non-qualified stock options in connection with his services to the Company related to renegotiating the Aspen Credit Facility and closing equity financing from a disinterested third party.

On February 18, 2005, we entered into a binding agreement with Aspen Select Healthcare, LP (formerly known as MVP 3, LP) (“Aspen”) to refinance our existing indebtedness of $740,000 owed to Aspen and provide for additional liquidity of up to $760,000 to the Company.  Under the terms of the agreement, Aspen agreed to make available to us up to $1.5 million (subsequently increased to $1.7 million, as described below) of debt financing in the form of a revolving credit facility (the “Aspen Credit Facility”) with an initial maturity of March 31, 2007.  Aspen is managed by its General Partner, Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics.  As part of this agreement, we also agreed to issue to Aspen a five year warrant to purchase up to 2,500,000 shares of common stock at an initial exercise price of $0.50/share.  An amended and restated loan agreement for the Aspen Credit Facility and other ancillary documents, including the warrant agreement, which more formally implemented the agreements made on February 18, 2005 were executed on March 23, 2005.  All material terms were identical to the February 18, 2005 agreement.  We incurred $53,587 of transaction expenses in connection with refinancing the Aspen Credit Facility, which were capitalized and amortized to interest expense over the term of the agreement.  The Aspen Credit Facility was paid in full on June 7, 2007.

We recorded $131,337 for the value of such Warrant as of the February 18, 2005 measurement date as a discount to the face amount of the Credit Facility.  The Company is amortizing such discount to interest expense over the 24 months of the Credit Facility.  The fair value of the warrants issued to Aspen was determined using the Black Scholes option valuation model, based on the following factors, which were present on the measurement date for such warrants:

Strike price	$0.50	Market price	$0.35
Term	5 years	Volatility	22.7%
Risk-free rate	4.50%	Dividend yield	0%
Warrant value	$0.0525347	Number of warrants	$2,500
Total value	$131,337

In addition, as a condition to the Aspen Credit Facility , the Company, Aspen, and certain individual shareholders agreed to amend and restate their shareholders’ agreement to provide that Aspen will have the right to appoint up to three of seven of our directors and one mutually acceptable independent director.  We also entered into an amended and restated Registration Rights Agreement, dated March 23, 2005 with Aspen and certain individual shareholders, which grants to Aspen certain demand registration rights (with no provision for liquidated damages) and which grants to all parties to the agreement, piggyback registration rights.

On January 18, 2006, the Company entered into a binding letter agreement (the "Aspen Letter Agreement") with Aspen, which provided, among other things, that:

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

(c) Aspen and the Company amended the loan agreement (the “Credit Facility Amendment”), dated March, 2005 to extend the maturity date until September 30, 2007, and to modify certain covenants.  In addition, Aspen had the right, until April 30, 2006, to provide the Company up to $200,000 of additional secured indebtedness to the Company under the Aspen Credit Facility Amendment and to receive a five year warrant to purchase up to 450,000 shares of the Company's common stock with an exercise price of $0.26/share (the "New Debt Rights").  On March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Letter Agreement.

(d) The Company agreed to amend and restate the Initial Warrants, dated March 23, 2005, which more formally implemented the original agreement made on February 18, 2005 with respect to such warrants, to provide that all 2,500,000 warrant shares were vested and the exercise price was reset to $0.31 per share.  The difference, between the value of the warrants on the original February, 18, 2005 measurement date which was calculated using an exercise price of $0.50/share, and their value on the January 18, 2006 modification date which was calculated using an exercise price of $0.31/share, amounted to $2,365 and, was credited to additional paid-in capital and included in deferred financing fees.

(e) The Company agreed to amend the Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Initial Warrants, the Waiver Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

(f) All Waiver Warrants, the Initial Warrants and all warrants issued to Aspen and SKL in connection with the purchase of equity or debt securities are exercisable at the option of the holder for a term of five years, and each such warrant contains provisions that allow for a physical exercise, a net cash exercise or a net share settlement.  We used the Black-Scholes pricing model to estimate the fair value of all such warrants as of the date of issue for each, using the following approximate assumptions: dividend yield of 0%, expected volatility of 14.6 – 19.3% (depending on the date of agreement), risk-free interest rate of 4.5%, and an expected term of 3 - 5 years.

The Aspen Credit Facility was paid in full in June 2007 and it expired on September 30, 2007.

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

On June 7, 2007, we paid Aspen Capital Advisors, LLC (“ACA”), a company affiliated with one of our directors, a cash fee of $52,375 and issued to ACA a five year warrant to purchase 250,000 shares of common stock in consideration for ACA’s assistance with the June 2007 Private Placement described in Note I below.

NOTE I – EQUITY FINANCING TRANSACTIONS

On June 6, 2005, we entered into a Standby Equity Distribution Agreement (the “S.E.D.A.”) with Yorkville Advisors, LLC (“Yorkville” f/k/a Cornell Capital Partners, LP).  Pursuant to the S.E.D.A., the Company could, at its discretion, periodically sell to Yorkville shares of common stock for a total purchase price of up to $5.0 million.  On June 6, 2006 as a result of not terminating our S.E.D.A. with Yorkville, a short-term note payable in the amount of $50,000 became due to Yorkville and was subsequently paid in July 2006 from the proceeds of a $53,000 advance under the S.E.D.A.  On August 1, 2007, the S.E.D.A expired and we decided not to renew it.

The following sales of common stock were made under our S.E.D.A. with Yorkville since it was first declared effective on August 1, 2005 through its termination date of August 1, 2007.

Request	Completion	Shares of	Gross	Yorkville	Escrow	Net
Date	Date	Common Stock	Proceeds	Fee	Fee	Proceeds	ASP(1)

8/29/2005	9/8/2005	63,776	$25,000	$1,250	$500	$23,250

12/10/2005	12/18/2005	241,779	50,000	2,500	500	47,000

Subtotal – 2005		305,555	$75,000	$3,750	$1,000	$70,250	$0.25

7/19/2006	7/28/2006	83,491	53,000	2,500	500	50,000

8/8/2006	8/16/2006	279,486	250,000	12,500	500	237,000

10/18/2006	10/23/2006	167,842	200,000	10,000	500	189,500

Subtotal – 2006		530,819	$503,000	$25,000	$1,500	$476,500	$0.95

12/29/2006	1/10/2007	98,522	150,000	7,500	500	142,000

1/16/2007	1/24/2007	100,053	150,000	7,500	500	142,000

2/1/2007	2/12/2007	65,902	100,000	5,000	500	94,500

2/19/2007	2/28/2007	166,611	250,000	12,500	500	237,000

2/28/2007	3/7/2007	180,963	250,000	12,500	500	237,000

4/5/2007	4/16/2007	164,777	250,000	12,500	500	237,000

4/20/2007	4/30/2007	173,467	250,000	12,500	500	237,000

Subtotal – 2007		950,295	$1,400,000	$70,000	$3,500	$1,326,500	$1.48

Total		1,786, 669	$1,978,000	$98,750	$6,000	$1,873,250	$1.19

(1)  Average Selling Price of shares issued

In March 2005 and January 2006, the Company entered into various agreements with Aspen Select Healthcare, LP, as described in Note H.

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

On January 21, 2006, the Company entered into a subscription agreement (the "Subscription") with SKL Family Limited Partnership, LP, a New Jersey limited partnership, whereby SKL purchased 2.0 million shares (the "Subscription Shares") of the Company's common stock at a purchase price of $0.20/share for $400,000. Under the terms of the Subscription, the Subscription Shares are restricted for a period of 24 months and then carry piggyback registration rights to the extent that exemptions under Rule 144 are not available to SKL. In connection with the Subscription, the Company also issued a five year warrant to purchase 900,000 shares of the Company's common stock at an exercise price of $0.26/share.  SKL has no previous affiliation with the Company.

During the period from May 31, 2007 through June 6, 2007, we sold 2,666,667 shares of our Common Stock to ten unaffiliated accredited investors (the “Investors”) at a price of $1.50 per share in a Private Placement of our Common Stock (the “Private Placement”).  The Private Placement generated gross proceeds to the Company of $4.0 million, and after estimated transaction costs, the Company received net cash proceeds of approximately $3.8 million.  The Company also issued warrants to purchase 98,417 shares of our Common Stock to Noble International Investments, Inc. (“Noble”), in consideration for its services as a placement agent for the Private Placement and paid Noble a cash fee of $147,625.  Additionally, the Company issued to Aspen Capital Advisors, LLC (“ACA”) warrants to purchase 250,000 shares at $1.50 per share and paid ACA a cash fee of $52,375 in consideration for ACA’s services to the Company in connection with the Private Placement.   The Private Placement involved the issuance of the aforementioned unregistered securities in transactions that we believed were exempt from registration under Rule 506 promulgated under the Securities Act.  All of the aforementioned stockholders received registration rights (“Registration Rights”) for the Private Placement shares so purchased and we filed a registration statement on Form SB-2 on July 12, 2007 to register these shares (the “Registration Statement”).  Certain of the Investors also purchased 1,500,000 shares and 500,000 warrants from Aspen Select Healthcare, LP in a separate transaction that occurred simultaneously with the Private Placement and the Company agreed to an assignment of Aspen’s registration rights for such shares and warrants, and those shares and warrants were included in the Registration Statement.

The Registration Rights contained a provision that if the Registration Statement was not declared effective within 120 days of the Private Placement, we would be responsible for partial relief of the damages resulting from a holder’s inability to sell the shares covered by the Registration Statement.  Beginning after 120 days from the date that the Private Placement was consummated, the Company is obligated to pay as liquidated damages to each holder of shares covered by the Registration Statement (“Registered Securities”) an amount equal to one half percent (0.5%) of the purchase price of the Registered Securities for each thirty (30) day period that the Registration Statement is not effective after the required effective date specified in the Registration Rights Agreement. Such liquidated damages may be paid, at the holder’s option, either in cash or shares of our Common Stock, after demand therefore has been made.

In August, 2007, we received a comment letter from the Accounting Staff of the SEC regarding certain disclosure and accounting questions with respect to our 2006 annual report filed on Form 10-KSB.  In September 2007, we responded to the SEC Staff and filed an amended Form 10-KSB/A that responded to the matters raised by the Staff.  In October 2007, we received a follow up comment letter from the Staff that continued to question the accounting we use in connection with non-cash employee stock-based compensation and warrants issued under the newly adopted SFAS 123(R).   We responded to the Staff’s October 2007 letter in March 2008, and currently anticipate resolving all open issues by the end of April 2008 and being able to proceed with registering the Private Placement shares in May 2008.

As a result of the aforementioned SEC correspondence, the Company was not able to register the securities issued in the Private Placement within the allowed 120 period, and was thus responsible for damages.  Accordingly, as of December 31, 2007, in accordance with FASB Staff Position 00-19-2, “Accounting for Registration Payment Arrangements” we have accrued approximately $282,000 in penalties as liquidated damages for the period from the end of the 120 day period through May 2008 when we expect to be able to go effective on the Registration Statement for the Private Placement shares.  Such penalties are included in Accrued Expenses and Other Liabilities.

On June 6, 2007, the Company issued to Lewis Asset Management (“LAM”) 500,000 shares of Common Stock at a purchase price of $0.26 per share and received gross proceeds of $130,000 upon the exercise by LAM of 500,000 warrants which were purchased by LAM from Aspen Select Healthcare, LP on that day.

On June 7, 2007, we used part of the net proceeds of the Private Placement to pay off the $1.7 million principal balance of the Credit Facility with Aspen, as further discussed in Note H.

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

NOTE J – POWER 3 MEDICAL PRODUCTS, INC.

On April 2, 2007, we entered into an agreement (the “Letter Agreement”) with Power3 Medical Products, Inc., a New York Corporation (“Power3”) regarding the formation of a joint venture Contract Research Organization (“CRO”) and the issuance of convertible debentures and related securities by Power3 to us. Power3 is an early stage company engaged in the discovery, development, and commercialization of protein biomarkers. Under the terms of the agreement, NeoGenomics and Power3 agreed to enter into a joint venture agreement pursuant to which the parties will jointly own a CRO and begin commercializing Power3’s intellectual property portfolio of seventeen patents pending by developing diagnostic tests and other services around one or more of the more than 500 differentially expressed protein biomarkers that Power3 believes it has discovered to date. Power3 has agreed to license all of its intellectual property on a non-exclusive basis to the CRO for selected commercial applications as well as provide certain management personnel. We will provide access to cancer samples, management and sales & marketing personnel, laboratory facilities and working capital. Subject to final negotiation, we will own a minimum of 60% and up to 80% of the new CRO venture which is anticipated to be launched in 2008.

As part of the agreement, we provided $200,000 of working capital to Power3 by purchasing a convertible debenture on April 17, 2007 pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between us and Power3.  The debenture has a term of two years and a 6% per annum interest rate which is payable quarterly on the last calendar day of each quarter.  We were also granted two (2) options to increase our stake in Power3 to up to 60% of Power3’s fully diluted shares.  The first option (the “First Option”) is a fixed option to purchase convertible preferred stock of Power3 that is convertible into such number of shares of Power3 Common Stock, in one or more transactions, up to 20% of Power3’s voting Common Stock at a purchase price per share, which will also equal the initial conversion price per share, equal to the lesser of (a) $0.20 per share, or (b) $20,000,000 divided by the fully-diluted shares outstanding on the date of the exercise of the First Option. This First Option is exercisable for a period starting on the date of purchase of the convertible debenture by NeoGenomics and extending until the day which is the later of (y) November 16, 2007 or (z) the date that certain milestones specified in the agreement have been achieved. As of March 31, 2008, the milestones described in the letter agreement had not been met.  The First Option is exercisable in cash or NeoGenomics Common Stock at our option, provided, however, that we must include at least $1.0 million of cash in the consideration if we elect to exercise this First Option. In addition to purchasing convertible preferred stock as part of the First Option, we are also entitled to receive such number of warrants to purchase Power3 Common Stock that will permit us to maintain our ownership percentage in Power3 on a fully diluted basis.  Such warrants will have a purchase price equal to the initial conversion price of the convertible preferred stock that was purchased pursuant to the First Option and will have a five year term.

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

As of March 31, 2008, the parties were engaged in good faith negotiations to clarify and amend certain terms of the original Letter Agreement.  As these negotiations have not yet been concluded the parties have agreed to extend any deadlines in the Original Agreement until such time as they reach an agreement on a more comprehensive amendment to the original Letter Agreement or otherwise conclude that they are unable to do so.

The convertible debenture, since it is convertible into restricted shares of stock, is recorded under the fair value method at its initial cost of $200,000 if the stock price of Power3 is less than $0.20 per share or at fair value if the stock price of Power3 is greater than $0.20 per share. As of December 31, 2007, the stock price of Power3 was less than $0.20 per share so the convertible debenture is reflected at cost.

NOTE K – RETIREMENT PLAN

We maintain a defined-contribution 401(k) retirement plan covering substantially all employees (as defined).  Our employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation.  In addition, we match any employees’ contributions on a dollar to dollar basis up to 1% of the respective employee’s salary.  We made matching contributions of approximately $23,000 and $16, 200 during the years ended December 31, 2007 and 2006, respectively.

NOTE L – SUBSEQUENT EVENTS

Revolving Credit and Security Agreement

On February 1, 2008, our operating subsidiary, NeoGenomics, Inc., a Florida Company (“Borrower”), entered into a Revolving Credit and Security Agreement (the “Credit Facility” or “Credit Agreement”) with CapitalSource Finance LLC (the “Lender”) pursuant to which the Lender shall make available to us a revolving credit facility in a maximum principal amount at any time outstanding of up to Three Million Dollars ($3,000,000) (the “Facility Cap”). Subject to the provisions of the Credit Agreement, the Lender shall make advances to us from time to time during the three (3) year term following the closing date and the revolving Credit Facility may be drawn, repaid and redrawn from time to time as permitted under the Credit Agreement. Interest on outstanding advances under the revolving facility shall be payable monthly in arrears on the first day of each calendar month at an annual rate of one-month LIBOR plus 3.25% in accordance with the terms of the Credit Agreement, subject to a LIBOR floor of 3.14%.  As of March 31, 2008, the effective annual interest rate of the Agreement was 6.39%.  To secure the payment and performance in full of the Obligations (as defined in the Credit Agreement), we granted to the Lender a continuing security interest in and lien upon, all rights, title and interest in and to the Accounts (as such term is defined in the Agreement), which primarily consist of accounts receivable.  Furthermore, pursuant to the Credit Agreement, the Parent Company guaranteed the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of the Borrower. The Parent Company’s guaranty is a continuing guarantee and shall remain in force and effect until the indefeasible cash payment in full of the Guaranteed Obligations (as defined in the Credit Agreement) and all other amounts payable under the Agreement.

US Labs Settlement

On March 18, 2008, we reached a preliminary agreement to settle US Labs' claims against the Company and certain of its officers and employees. Under the terms of the agreement, NeoGenomics, on behalf of all defendants, will make a $250,000 payment to US Labs within thirty days and pay another $250,000 over the remaining nine months of this year. It is expected that approximately 50% of these payments will be covered by our insurance policies. As a result, our fourth quarter financials include an accrual of $375,000 for this loss contingency, of which $250,000 provides for the Company's expected share of this settlement and an additional $125,000 to provide for the Company's share of the estimated legal fees incurred in Q1 2008 up to the date of settlement.

Employment Contracts

On March 12, 2008, we entered into an employment agreement with Robert Gasparini, our President and Chief Scientific Officer, to extend his employment with the Company for an additional four year term.  This employment agreement was retroactive to January 1, 2008 and provides that it will automatically renew after the initial four year term for one year increments unless either party provides written notice to the other party of their intention to terminate the agreement 90 days before the end of the initial term.  The employment agreement specifies an initial base salary of $225,000/year with specified salary increases tied to hitting revenue goals.  Mr. Gasparini is also entitled to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain targets established by the Board of Directors. In addition, Mr. Gasparini was granted 784,000 stock options that have a seven year term so long as Mr. Gasparini remains an employee of the Company.  These options are scheduled to vest according to the passage of time and the meeting of certain performance-based milestones.  Mr. Gasparini's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. In the event that Mr. Gasparini is terminated without cause by the Company, the Company has agreed to pay Mr. Gasparini's base salary and maintain his benefits for a period of twelve months.

  End of Financial Statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s President and Principal Executive Officer (PEO)and Acting Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure.

     In connection with the preparation of this Form 10-KSB for the year ended December 31, 2007, management, under the supervision of the PEO and CFO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, the PEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2007 due to the material weaknesses discussed below. Because the material weaknesses described below have not been remediated as of the filing date of this Form 10-KSB, the PEO and CFO conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-KSB.

 Management’s Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No.5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Management identified the following material weaknesses as of December 31, 2007 to the Company’s internal control over financial reporting:

Entity Level Controls:

•
The Company has failed to develop and maintain a company wide anti-fraud program over the initiating and processing of financial transactions, as well as other company wide procedures which may have an impact on internal controls over financial reporting

User Access General Controls:

•
  Senior Management did not maintain sufficient controls related to the establishing, maintaining, and assigning of user access security levels in the accounting and billing software packages used to initiate, process, record, and report financial transactions and financial statements.  Specifically, controls were not designed and in place to ensure adequate segregation of duties and that access to certain financial applications were adequately restricted to only employees requiring access to complete their job functions.  Management already had plans, and began implementation in the first quarter of 2008, to migrate to a new accounting software system and a new billing system which offers greater levels of security and user access.

•
  The Company failed to maintain proper spreadsheet controls.  Specifically, critical spreadsheets used in financial reporting are password protected and reside on a protected drive, but additional controls, such as critical cell formula testing and locking, logic testing, and input control are missing.  Senior Management does have compensating controls over spreadsheet data input and output, and the review performed did not reveal any material misstatements to the financial statements.

Accounts Receivable/Revenue Recognition:

•
Senior Management failed to maintain sufficient oversight related to its monitoring and resubmission of certain insurance claims.  As an example, this lack of proper oversight caused an increase in claims outstanding greater than 120 days, increasing the risk as to the collectability of the items.  Management has identified and taken appropriate action, including personnel changes, to begin to address this material weakness in the first quarter of 2008.

Because of the material weaknesses, the PEO and CFO concluded that the Company did not maintain effective internal control over financial reporting at a reasonable assurance level as of December 31, 2007 or at the date of this filing.

The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The remediation of the material weaknesses described above is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, our management believes that our efforts, when completed, will remediate the material weaknesses in internal control over financial reporting as described above. However, our management and the Audit Committee do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our members of the Board of Directors and other executives as of December 31, 2007:

Name	Age	Position
Board of Directors:
Robert P. Gasparini	53	President and Chief Science Officer, Board Member
Steven C. Jones	44	Acting Principal Financial Officer, Board Member
Michael T. Dent	43	Chairman of the Board
George G. O’Leary	45	Board Member
Peter M. Peterson	51	Board Member
Marvin E. Jaffe	70	Board Member
William J. Robison	71	Board Member

Other Executives:
Robert J. Feeney	40	Vice President of Sales and Marketing
Matthew William Moore	34	Vice President of Research and Development

Jerome J. Dvonch	39	Principal Accounting Officer

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

Steven C. Jones – Acting Principal Financial Officer, Board Member

Mr. Jones has served as a director since October 2003.  He is a Managing Director in Medical Venture Partners, LLC, a venture capital firm established in 2003 for the purpose of making investments in the healthcare industry.  Mr. Jones is also the co-founder and Chairman of the Aspen Capital Group and has been President and Managing Director of Aspen Capital Advisors since January 2001.  Prior to that Mr. Jones was a chief financial officer at various public and private companies and was a Vice President in the Investment Banking Group at Merrill Lynch & Co.  Mr. Jones received his B.S. degree in Computer Engineering from the University of Michigan in 1985 and his MBA from the Wharton School of the University of Pennsylvania in 1991. He is also Chairman of the Board of Quantum Health Systems, LLC and T3 Communications, LLC and serves on the Board of Directors of Disc Motion Technologies, Inc.

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

George G. O’Leary – Board Member

Mr. O’Leary is a Director of NeoGenomics and is currently running his own consulting firm, SKS Consulting of South Florida Corp. where he consults for NeoGenomics as well as several other companies.  Mr. O’Leary is also a board member of NeoMedia Technologies, Inc, SmarTire Systems, Inc, NS8 Corporation, Future Media Plc, and Isonics Corporation.  Prior to that he was President of US Medical Consultants, LLC.  Prior to assuming his duties with US Medical, he was a consultant to the company and acting Chief Operating Officer. Prior to NeoGenomics, Mr. O’Leary was the President and CFO of Jet Partners, LLC from 2002 to 2004. During that time he grew annual revenues from $12 million to $17.5 million. Prior to Jet Partners, Mr. O’Leary was CEO and President of Communication Resources Incorporated (CRI) from 1996 to 2000.  During that time he grew annual revenues from $5 million to $40 million. Prior to CRI, Mr. O’Leary held various positions including VP of Operations for Cablevision Industries from 1987 to 1996. Mr. O’Leary was a CPA with Peat Marwick Mitchell from 1984 to 1987. He received his BBA in Accounting from Siena College in Albany, New York.

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

William J. Robison – Board Member

Mr. Robison, who is retired, spent his entire 41 year career with Pfizer, Inc. At Pfizer, he rose through the ranks of the sales organization and became Senior Vice President of Pfizer Labs in 1986. In 1990, he became General Manager of Pratt Pharmaceuticals, a then new division of the U.S. Pharmaceuticals Group, and in 1992 he became the President of the Consumer Health Care Group. In 1996 he became a member of Pfizer’s Corporate Management Committee and was promoted to the position of Executive Vice President and head of Worldwide Corporate Employee Resources. Mr. Robison retired from Pfizer in 2001 and currently serves as a consultant and board member to various companies. Mr. Robison is a board member and an executive committee member of the USO of Metropolitan New York, Inc. He is also on the board of directors of the Northeast Louisiana University foundation, a member of the Human Resources Roundtable Group, the Pharmaceutical Human Resource Council, the Personnel Round Table, and on the Employee Relations Steering Committee for The Business Round Table.

Marvin E. Jaffe, MD – Board Member

Dr. Jaffe, who is retired, spent his entire working career in the pharmaceutical industry and has been responsible for the pre-clinical and clinical development of new drugs and biologics in nearly every therapeutic area. He began his career at Merck & Co and spent 18 years with Merck, rising to the position of Senior Vice-President of Medical Affairs. After leaving Merck, Dr. Jaffe became the founding President of the R.W. Johnson Pharmaceutical Research Institute (PRI), a Johnson & Johnson Company. PRI was established for the purpose of providing globally integrated research and development support to several companies within the
J&J pharmaceutical sector, including Ortho Pharmaceutical, McNeil Pharmaceutical, Ortho Biotech and Cilag. Dr. Jaffe retired from Johnson & Johnson in 1994 and currently serves as a consultant and board member to various companies in the biopharmaceutical and biotechnology industries. He is currently a Director of Immunomedics, Inc. He was also on the Boards of Genetic Therapy, Inc., Vernalis Group, plc., Celltech Group, plc. and Matrix Pharmaceuticals which were acquired by other companies. He is on the Scientific Advisory Boards of Health Care Ventures, Endpoint Merchant Group, Newron Pharmaceuticals and PenWest Pharmaceuticals.

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

Audit Committee

Currently, the Company’s Audit Committee of the Board of Directors is comprised of Steven C. Jones and George O’Leary.  The Board of Directors believes that both Mr. Jones and Mr. O’Leary are “financial experts” (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B).  Mr. Jones is a Managing Member of Medical Venture Partners, LLC, which serves as the general partner of Aspen Select Healthcare LP, a partnership which together with Mr. Jones controls approximately 29% of the voting stock of the Company.  Thus Mr. Jones would not be considered an “independent” director under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934 (the “Act”).  However, Mr. O’Leary would be considered an “independent” director under Item 7(d)(3)(iv) of Schedule 14A of the Act.

Compensation Committee Interlocks and Insider Participation

Currently, the Company’s Compensation Committee of the Board of Directors is comprised of the Board Members except for Mr. Gasparini.  Mr. Jones, Mr. Peterson, and Dr. Jaffe were not considered independent directors during 2007 due to their affiliation with Aspen Select Healthcare, LP and Dr. Dent was similarly not considered independent as a result of his equity position.  However, Mr. O’Leary and Mr. Robison are considered to be independent.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis presented in Item 10 of this Annual Report on Form 10-KSB. Based on such review and discussion, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-KSB.

Code of Ethics

The Company adopted a Code of Ethics for its senior financial officers and the principal executive officer during 2004 as published in our 10-KSB dated April 15, 2005.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

We believe that the compensation program for our President and Chief Science Officer, Principal Accounting Officer, Principal Financial Officer, and other executive officers (“Named Executive Officers”) should be designed to reward the achievement of specific annual, long term and strategic goals.  The compensation program should align the executive’s interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving shareholder value.  The compensation program should also be sufficient to attract and retain highly qualified leaders who can create value for us, as well as provide meaningful incentives for superior performance.

Setting Executive Compensation

Due to the unique nature of each Named Executive Officer’s duties, our criteria for assessing executive performance and determining the compensation in any given year are inherently subjective and are not based upon specific formulas or weighting of factors. We also use companies in similar industries as benchmarks when initially establishing Named Executive Officers’ compensation.

Discussion of Specific Compensation Elements

Base Salary: We determine the base salaries for all Named Executive Officers by reviewing company and individual performance, the value each Named Executive Officer brings to us, and general labor market conditions. The base salary for each Named Executive Officer is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. The base salaries of Named Executive Officers are reviewed on an annual basis, and any annual increase is the result of an evaluation of our performance and of the individual Named Executive Officer’s performance for the period. An increase or decrease in base pay may also result from a promotion or other significant change in a Named Executive Officer’s responsibilities during the year.

Performance-Based Incentive Compensation: We do not have a performance-based incentive compensation program at this time.

Long-Term Incentive Compensation: We provide long-term incentive compensation through awards of stock options, restricted stock, and/or stock awards. Our equity compensation program is intended to align the interests of the Named Executive Officers with those of our shareholders by creating an incentive for our officers to maximize shareholder value. The equity compensation program also is designed to encourage officers to remain employed with us despite a competitive labor market.  Stock options, stock grants, warrants and other incentives are based on combination of factors including the need and urgency for such an executive, the experience level of the executive and the balance of such incentives with a lower than market base salary or fees that is paid in cash. Employees and consultants are granted such incentives from time to time to maintain their continuing services, sometimes without increases in salaries or fees. Stock options are granted through the NeoGenomics Equity Incentive Plan Deferred Compensation Benefits: We do not have a deferred compensation program at this time.

Retirement Benefits: We offer a 401(k) plan at this time for all employees, with the Company matching a set percentage of deferred salary.

Executive Perquisites and Generally Available Benefits: We have no executive perquisite program at this time.

Tax and Accounting Implications

We review and consider the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid under the management incentive plans are generally fully deductible for federal income tax purposes.

Role of Executive Officers in Compensation Decisions

Decisions as to the compensation of our executive officers are made by the Board of Directors. The executive officers who are also Board members do not participate in the discussion and determination of their compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned and accrued, in all capacities, during the fiscal years ended December 31, 2007 and 2006, by our Named Executive Officers.
Name and Principal Position	Year	Salary	Bonus	Stock Award	Option Award(1)	Non-Equity Incentive Plan Compen-sation	Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation		Total

Robert P. Gasparini	2007	$209,061	$10,000	$-	$46,000	$-	$-	$-		$265,061
President and Chief	2006	$183,500	$-	$-	$18,271	$-	$-	$-		$201,771
Science Officer

Robert J. Feeney	2007	$161,192	$12,375	$-	$39,593	$-	$-	$-		$213,160
V.P.of Sales and	2006	$-	$-	$-	$-	$-	$-	$-		$-
Marketing

Matthew W. Moore	2007	$167,221	$-	$-	$9,534	$-	$-	$-		$176,755
V. P. of Research	2006	$66,635	$-	$-	$3,884	$-	$-	$-		$70,519
and Development

Jerome J. Dvonch	2007	$123,077	$6,000	$-	$31,759	$-	$-	$-		$160,836
Principal	2006	$92,846	$-	$-	$4,936	$-	$-	$-		$97.782
Accounting Officer

Steven C. Jones	2007	$-	$-	$-	$-	$-	$-	$127,950	(2)	$127,950
Acting Principal Financial	2006	$-	$-	$-	$-	$-	$-	$71,000	(2)	$71,000
Officer and Director

(1)
See Item 7, Note E for a description on the valuation methodology of stock option awards.  Pursuant to Regulation SB, Item 402, Paragraph (b)(2)(v), amounts indicated are the portion of the grant date fair value of options that are recognized under SFAS 123 (R) for the year indicated.

(2)	Mr. Jones acts as a consultant to the Company and the amounts indicated represent the consulting expense accrued for the periods indicated for his services as our Acting Principal Financial Officer.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect concerning outstanding equity awards held by our named executive officers as of December 31, 2007.

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Excercisable	Number of Securities Underlying Unexercised Options Unexcercisable	Equity Incentive Plan Awards-Number of Securities Underlying Unexercised & Unearned Options	Option Exercise Price	Option Expiration Date

Robert P. Gasparini	635,000	-	-	0.25	1/1/2015
President and Chief	100,000	-	-	1.47	2/13/2017
Science Officer

Robert J. Feeney	34,375	221,875	-	1.50	12/31/2016
V.P. of Sales and
Marketing

Matthew W. Moore	25,000	62,500	-	0.71	8/1/2016
V.P. of Research	8,125	-	-	1.47	2/13/2017
and Development

Jerome J. Dvonch	26,650	6,000	-	0.37	7/28/2015
Principal	11,667	23,333	-	1.00	9/15/2016
Accounting Officer	19,167	-	-	1.47	2/13/2017
	25,000	25,000	-	1.49	3/15/2017

Steven C. Jones (1)	-	-	-	NA
Acting Principal
Financial Officer
and Director

Director Compensation

Each of our non-employee directors is entitled to receive cash compensation.  As of December 31, 2007 the reimbursement was as follows:

•	$1,000 for each board meeting physically attended
•	$500 for each board meeting attended via conference call

We also reimburse our directors for out of pocket expenses incurred in connection with attendance at board and committee meetings.  The following table provides information concerning the compensation of our directors for the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash	Stock Awards	Warrant/ Option Awards(1)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Michael T. Dent (2)	$3,200	$-	$24,438		$-	$-	$-		$27,638
Steven Jones (2)	3,200	-	24,438		-	-	127,950	(4)	155,588
George O'Leary (2)	2,600	-	52,563	(5)	-	-	9,500		64,663
Peter Peterson (2)	1,400	-	24,438		-	-	-		25,838
William Robison (3)	2,000	-	11,688		-	-	-		13,688
Marvin Jaffe (3)	1,000	-	11,688		-	-	-		12,688

(1)
On June 6, 2007, upon the conclusion of the private placement and sale of 2.67 million shares of our stock at $1.50/share to disinterested third parties, the board approved certain warrant compensation for each director as an additional incentive to the nominal per meeting fees in place.  From the inception of the Company up until this time, no stock-based compensation had ever been awarded to Directors.  All warrants issued to Directors had a strike price equal to the private placement price per share ($1.50/share), a five year term and a three year vesting period.  For those Directors who had been a Director for at least two years as of the date of the award, 25% of the warrants issued were deemed to have vested upon issue.  All of the remaining warrants were deemed to vest ratably over a 36 month period.  All of the warrants issued were valued using the Black Scholes option/warrant valuation model with the following assumptions:  expected volatility – 35%, expected life – 4 years, risk-free rate – 4.5%, and dividend yield – 0%.  The Company is expensing the value of these warrants over the vesting period pursuant to the methodology outlined in SFAS 123(R).  Pursuant to Regulation SB, Item 402, Paragraph (f)(2)(iii), amounts indicated are the amounts expensed for such warrants under SFAS 123 (R) for the year ended December 31, 2007.

(2)	Awarded 100,000 warrants as Board Member Compensation

(3)	Awarded 75,000 warrants as Borad member Compensation

 (4)   Other compensation for Mr. Jones reflects his consulting compensation for serving as our Action Principal Financial Officer
(5)
In addition to Mr. O'leary's Board Compensation warrants.  Mr. O’Leary was also awarded 100,000 warrants on March 15, 2007 in connection with certain consulting services performed on behalf of the Company.  Such warrants have a strike price of $1.49/share and a five year term.  Half of such warrants were deemed vested up front and the remaining half vest ratably over a 24 month period.  Such warrants had a value of $36,000 using the Black Scholes option/warrant valuation model.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 31, 2008, with respect to each person known by the Company to own beneficially more than 5% of the Company’s outstanding common stock, each director and officer of the Company and all directors and executive officers of the Company as a group.  The Company has no other class of equity securities outstanding other than common stock.

Title of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class(1)
Common	Aspen Select Healthcare, LP (2) 1740 Persimmon Drive, Suite 100 Naples, Florida 34109	11,268,256	32.7%
Common	Steven C. Jones (3) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	12,457,197	35.8%
Common	Michael T. Dent, M.D. (4) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	2,653,380	8.3%
Common	George O’Leary (5) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	247,917	*
Common	Robert P. Gasparini (6) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	775,275	2.4%
Common	Peter M. Peterson (7) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	11,328,673	32.8%
Common	William J. Robison (8) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	88,917	*
Common	Marvin E. Jaffe, M.D. (9) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	44,346	*
Common	Robert J. Feeney (10) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	50,000	*
Common	Matthew W. Moore (11) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	33,125	*
Common	Jerome J. Dvonch (12) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	82,237	-
Common	Directors and Officers as a Group (2 persons)	16,492,901	45.1%
Common	SKL Family Limited Partnership and A. Scott Logan Revocable Living Trust(13) 984 Oyster Court Sanibel, FL 33957	3,500,000	10.8%
Common	1837 Partners, LP., 1837 Partners, QP,LP., and 1837 Partner Ltd. (RMB Capital) (14) 115 S. LaSalle, 34th floor Chicago. IL 60603	3,024,899	9.5%

*         Less than one percent (1%)

(1)  Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days of March 31, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)  Aspen Select Healthcare, LP (Aspen) has direct ownership of 6,503,279 shares and has certain warrants to purchase 3,050,000 shares, all of which are currently exercisable.  Also includes 1,714,977 shares to which Aspen has received a voting proxy.  The general partner of Aspen is Medical Venture Partners, LLC, an entity controlled by Steven C. Jones.

(3)  Steven C. Jones, acting principal financial officer and director of the Company, has direct ownership of 863,726 shares and currently exercisable warrants to purchase an additional 75,215 shares.  Figure also includes 250,000 currently exercisable warrants owned by Aspen Capital Advisors, LLC, a Company whom Mr. Jones controls.  As a member of the general partner of Aspen, he has the right to vote all shares controlled by Aspen, thus 8,218,256 shares and 3,050,000 currently exercisable warrant shares have been added to his total.

(4) Michael T. Dent, a director of the Company, has direct ownership of 2,132,471 shares, currently exercisable warrants to purchase 120,909 shares, and currently exercisable options to purchase 400,000 shares.

(5) George O’Leary, a director of the Company, has direct ownership of 300,000 warrants, of which 197,917 are currently exercisable. He also has options to purchase 50,000 shares, of which 50,000 shares are currently exercisable.

(6) Robert Gasparini, President and Principal Executive Officer of the Company, has direct ownership of 275 shares, and has 1,519,000 options to purchase shares, of which 775,000 are currently exercisable.

(7) Peter M. Peterson has direct ownership of 12,500 shares, but as a member of the general partner of Aspen, he has the right to vote all shares controlled by Aspen.  Thus 8,218,256 shares and 3,050,000 currently exercisable warrant shares have been added to his total.  Mr. Peterson has currently exercisable warrants to purchase an additional 47,917 shares.

(8) William J. Robison, a director of the Company, has direct ownership of 55,000 shares and warrants to purchase 86,000 shares, of which 33,917 are currently exercisable.

(9) Marvin Jaffe, a director of the Company, has direct ownership of 21,429 shares and warrants to purchase 75,000 shares, of which 22,917 are currently exercisable.

(10) Robert J. Feeney, Vice President of Sales and Marketing, has 256,250 options to purchase shares, of which 50,000 are currently exercisable.

(11) Matthew W. Moore, Vice President of Research and Development, has 95,625 options to purchase shares, of which 33,125 are currently exercisable.

(12) Jerome J. Dvonch, Principal Accounting Officer, has 136,667 options to purchase shares, of which 82,327 shares are currently exercisable.

(13) SKL Family Limited Partnership has direct ownership of 2,000,000 shares and currently exercisable warrants to purchase 1,000,000 shares. A. Scott Logan living revocable trust has direct ownership of 500,000 shares. A. Scott Logan is the general partner SKL Limited Family Partnership and trustee for A. Scott Logan Living Revocable Trust. A. Scott Logan has only 1%
of the assets of SKL Family Limited Partnership. An additional 1% of asset is owned by A. Scott Logan’s sons and 98% of asserts is owned by a grantor retained annuity trust.

(14) RMB Capital and its affiliates have direct ownership of 2,704,899 shares and currently exercisable warrants to purchase 320,000 shares.  RMB Capital makes all the investment decisions for the 1837 Partners LP., 1837 Partners QP, LP and 1837 Partners LTD who own the vast majority shares of the shares listed.  Amounts for RMB capital also include a small number of shares owned personally by its members.

ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2007 and 2006, Steven C. Jones, a director of the Company, earned $127,950 and $71,000, respectively, for various consulting work performed in connection with his duties as Acting Principal Financial Officer.

During 2007 and 2006, George O’Leary, a director of the Company, earned $9,500 and $20,900, respectively, for various consulting work performed for the Company.  On March 15, 2007, Mr. O’Leary was awarded 100,000 warrants for certain consulting services performed on behalf of the Company.  These warrants had an exercise price of $1.49/share and a five year term.  Half of these warrants were deemed vested on issuance and the other half vest ratably over a 24 month period.   On January 18, 2006, Mr. O’Leary was also awarded 50,000 non-qualified stock options in connection with his services to the Company related to renegotiating the Aspen Credit Facility and closing equity financing from a disinterested third party.

In consideration for its services and assistance with the June 2007 Private Placement, Aspen Capital Advisors, LLC (“ACA”) received: (a) warrants to purchase 250,000 shares of our Common Stock, and (b) a cash fee equal to $52,375.  The warrants have a five (5) year term, an exercise price equal to $1.50 per share, cashless exercise provisions, customary anti-dilution provisions and the same other terms, conditions, rights and preferences as those shares sold to the Investors in the Private Placement, Mr. Steven Jones, a director of the Company, is a Managing Director of Aspen Capital Advisors.

On January 18, 2006, the Company entered into a binding letter agreement (the "Aspen Letter Agreement") with Aspen, which provided, among other things, that:

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

(c) Aspen and the Company amended the Loan Agreement (the “Credit Facility Amendment”), dated March, 2005 to extend the maturity date until September 30, 2007, and to modify certain covenants.  In addition, Aspen had the right, until April 30, 2006, to provide the Company up to $200,000 of additional secured indebtedness to the Company under the Credit Facility Amendment and to receive a five year warrant to purchase up to 450,000 shares of the Company's common stock with an exercise price of $0.26/share (the "New Debt Rights").  On March 30, 2006, Aspen exercised its New Debt Rights and entered into the definitive transaction documentation for the Credit Facility Amendment and other such documents required under the Aspen Agreement.

(d) The Company agreed to amend and restate the Initial Warrants, dated March 23, 2005, which more formally implemented the original agreement made on February 18, 2005 with respect to such warrants, to provide that all 2,500,000 warrant shares were vested and the exercise price was reset to $0.31 per share.  The difference, between the value of the warrants on the original February, 18, 2005 measurement date which was calculated using an exercise price of $0.50/share, and their value on the January 18, 2006 modification date which was calculated using an exercise price of $0.31/share, amounted to $2,365 and, was credited to additional paid-in capital and included in deferred financing fees.

(e) The Company agreed to amend the Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Initial Warrants, the Waiver Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

(f) All Waiver Warrants, the Initial Warrants and all warrants issued to Aspen and SKL in connection with the purchase of equity or debt securities are exercisable at the option of the holder for a term of five years, and each such warrant contains provisions that allow for a physical exercise, a net cash exercise or a net share settlement.  We used the Black-Scholes pricing model to estimate the fair value of all such warrants as of the date of issue for each, using the following  approximate assumptions: dividend yield of 0%, expected volatility of 14.6 – 19.3% (depending on the date of agreement), risk-free interest rate of 4.5%, and a term expected life of 3 - 5 years.

The Aspen Credit Facility was paid in full in June 2007 and it expired on September 30, 2007.

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

PART IV

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)           Exhibits

EXHIBIT NO.	DESCRIPTION	FILING REFERENCE
3.1	Articles of Incorporation, as amended	(i)
3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2003.	(ii)
3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003.	(ii)
3.4	Amended and Restated Bylaws, dated April 15, 2003.	(ii)
10.1	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.2	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	(iv)
10.3	Guaranty of NeoGenomics, Inc., dated March 23, 2005	(iv)
10.4	Stock Pledge Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	(iv)
10.5	Warrants issued to Aspen Select Healthcare, L.P., dated March 23, 2005	(iv)
10.6	Securities Equity Distribution Agreement with Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P.) dated June 6, 2005	(iv)
10.7	Employment Agreement, dated December 14, 2005, between Mr. Robert P. Gasparini and the Company	(v)
10.8	Standby Equity Distribution Agreement with Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P.) dated June 6, 2005	(vi)
10.9	Registration Rights Agreement with Yorkville Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P.)Capital partners, L.P. related to the Standby Equity Distribution dated June 6, 2005	(vi)
10.10	Placement Agent with Spartan Securities Group, Ltd., related to the Standby Equity Distribution dated June 6, 2005	(vi)
10.11	Amended and restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.12	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	(iii)
10.13	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.14	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.15	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	(iii)
10.16	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	(iii)
10.17	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	(iii)
10.18	Agreement with Power3 Medical Products, Inc regarding the Formation of Joint Venture & Issuance of Convertible Debenture and Related Securities	(vii)
10.19	Securities Purchase Agreement by and between NeoGenomics, Inc. and Power3 Medical Products, Inc.	(viii)
10.20	Power3 Medical Products, Inc. Convertible Debenture	(viii)
10.21	Agreement between NeoGenomics and Noble International Investments, Inc.	(xiv)
10.22	Subscription Document	(xiv)
10.23	Investor Registration Rights Agreement	(xiv)
10.24	Revolving Credit and Security Agreement, dated February 1, 2008, by and between NeoGenomics, Inc., the Nevada corporation, NeoGenomics, Inc., the Florida corporation and CapitalSource Finance LLC	(xii)
10.25	Employment Agreement, dated March 12, 2008, between Mr. Robert P. Gasparini and the Company	(Provided herewith)
31.1	Certification by Principal Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(viii)
31.2	Certification by Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(viii)
31.3	Certification by Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(viii)
32.1
Certification by Principal Executive Office, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(viii)
Footnotes
(i)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed February 10, 1999.
(ii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, filed May 20, 2003.
(iii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed April 3, 2006.
(iv)	Incorporated by reference to the Company’s Report on Form 8-K, filed March 30, 2005.
(v)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed April 15, 2005.
(vi)	Incorporated by reference to the Company’s Report on Form 8-K for the SEC filed June 8, 2005.
(vii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 2, 2007 amended on Form 10-K/A filed September 11, 2007.
(viii)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, filed May 15, 2007.
(ix)	Incorporated by reference to the Company’s Registration statement on Form SB-2 filed July 6, 2007, amended on Form SB-2/A filed July 12, 2007 and amended on Form SB-2/A filed September 14, 2007.
(x)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed August 17, 2007.
(xi)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed November 19, 2007.
(xii)	Incorporated by reference to the Company’s Report on Form 8-K for the SEC filed February 7, 2008.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2007	2006

Audit fees	$55,000	$32,000
Audit-related fees	—	—
Tax fees	7,000	3,000
All other fees	17,000	9,000

All audit fees are approved by our Audit Committee and Board of Directors, and are limited to services provided on the Company’s annual and quarterly reports filed with the Securities and Exchange Commission (the “SEC”).  Tax fees are related to the Company’s filing of federal and state income tax returns.  All other fees consist primarily of services performed on other filings and related correspondence as required by the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2008	NEOGENOMICS, INC.

By: /s/ Robert P. Gasparini
Name: Robert P. Gasparini
Title: President and Principal Executive Officer

By: /s/ Steven C. Jones
Name: Steven C. Jones
Title: Acting Principal Financial Officer and Director

By: /s/ Jerome J. Dvonch
Name: Jerome J. Dvonch
Title: Principal Accounting Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Michael T. Dent	Chairman of the Board	April 14, 2008
Michael T. Dent, M.D.

/s/ Robert P. Gasparini	President, Principal Executive Officer and Director	April 14, 2008
Robert P. Gasparini

/s/ Steven C. Jones	Acting Principal Financial Officer and Director	April 14, 2008
Steven C. Jones

/s/ George G. O’Leary	Director	April 14, 2008
George G. O’Leary

/s/ Peter M. Peterson	Director	April 14, 2008
Peter M. Peterson

/s/ William J. Robison	Director	April 14, 2008
William J. Robison

/s/ Marvin E. Jaffe	Director	April 14, 2008
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

4.           The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed  under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.           The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: April 14, 2008	By: /s/ Robert P. Gasparini
Name: Robert P. Gasparini
Title: President and Principal Executive Officer

EXHIBIT 31.2
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven C. Jones, Acting Principal Financial Officer, certify that:

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

4.           The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed  under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.           The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: April 14, 2008	By: /s/ Steven C. Jones
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

4.           The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed  under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.           The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: April 14, 2008	By: /s/ Jerome J. Dvonch
Name: Jerome J. Dvonch
Title: Principal Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of NeoGenomics, Inc. (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 14, 2008 ______/s/ Robert P. Gasparini_____
 Robert P. Gasparini
       President and
       Principal Executive Officer

Date: April 14, 2008 ______/s/ Steven C. Jones__
 Steven C. Jones
       Acting Principal Financial Officer

Date: April 14, 2008 ______/s/ Jerome J. Dvonch__
 Jerome J. Dvonch
 Principal Accounting Officer

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.  A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.