Form 10KSB/A
period 2008-03-30
NEOGENOMICS INC
filed 2008-04-29
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20459

AMENDMENT #2
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

                                                                                                           Average Revenue/Test
Cytogenetics	$400-$500
Fluorescence In Situ Hybridization (FISH)
-Technical component	$300-$1000
- Professional component	$200-$500
Flow cytometry
- Technical component	$400-$700
- Professional component	$100-$200
Morphology	$400-$700
Total	$1,800-$3,600

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

Competition

We are engaged in segments of the medical testing laboratory industry that are highly competitive.  Competitive factors in the genetic and molecular testing business generally includereputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting and timeliness of delivery of completed reports.

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

On February 18, 2005, we entered into a binding agreement with Aspen Select Healthcare, LP (formerly known as MVP 3, LP) (“Aspen”) to refinance our existing indebtedness of $740,000 and provide for additional liquidity of up to $760,000 to the Company pursuant to a new credit facility (the “Credit Facility”).   As part of this agreement, we also agreed to issue to Aspen a five year Warrant to purchase up to 2,500,000 shares of its common stock at an original exercise price of $0.50/share. Steven C. Jones, our Acting Principal Financial Officer and a Director of the Company, is a managing member of the general partner of Aspen. An amended and restated Loan Agreement for the Credit Facility and other ancillary documents, including the warrant agreement, which more formally implemented the agreements made on February 18, 2005 were executed on March 23, 2005.  All material terms were identical to the February 18, 2005 agreement.

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

Securities Authorized for Issuance Under Equity Compensation Plans (a)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,107,000	$0.43	1,390,841
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,107,000	$0.43	1,390,841

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

 Our critical accounting policies are those where we have made difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

•	Revenue Recognition
•	Accounts Receivable
•	Stock-based Compensation

Revenue Recognition

 Net revenues are recognized in the period when tests are performed and consist primarily of net patient revenues that are recorded based on established billing rates less estimated discounts and contractual allowances principally for patients covered by Medicare, Medicaid and managed care and other health plans.  Adjustments of the estimated discounts are recorded in the period payment is received. These revenues also are subject to review and possible audit by the payers.  We believe that adequate provision has been made for any adjustments that may result from final determination of amounts earned under all the above arrangements.  There are no known material claims, disputes or unsettled matters with any payers that are not adequately provided for in the accompanying consolidated financial statements.

Accounts Receivable

 We record accounts receivable net of estimated discounts, contractual allowances, and allowances for bad debt.  We provide for accounts receivable that could become uncollectible in the future by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable and our historical collection experience for each type of payer.  Receivables are charged off to the allowance account at the time they are deemed uncollectible.  In the event that the actual amount of payment received differs from the previously recorded estimate of an account receivable, an adjustment to revenue is made in the current period at the time of final collection and settlement.   During 2006, we recorded approximately $55,000 of net total incremental revenue from tests in which we underestimated the revenue in 2005 relative to the amounts that we were ultimately paid in 2006.  This was less than 1% of our total FY 2006 revenue and less than 3% of our FY 2005 revenue.  These adjustments are not material to the Company’s results of operations in any period presented.  Our estimates of net revenue are subject to change based on the contractual status and payment policies of the third party payers with whom we deal.  We regularly refine our estimates in order to make our estimated revenue for future periods as accurate as possible based on our most recent collection experience with each third party payer.

The following table presents the dollars and percentage of the Company’s net accounts receivable from customers outstanding by aging category at December 31, 2006 and 2005.  All of our receivables were pending approval by third party payers as of the date the receivables were recorded.

					FY 2006

Payer Group	0-30%		30-60%		60-90%		90-120%		>120%		Total	%
Client	$146,005	9%	$150,698	10%	$79,481	5%	$8,606	1%	$33,827	2%	$418,618	27%
Commercial Insurance	133,333	8%	105,464	7%	58,026	4%	48,847	3%	35,248	2%	380,919	24%
Medicare	293,298	19%	282,463	18%	71,283	5%	68,830	4%	56,598	4%	772,472	49%
Medicaid	325	0%	650	0%	2,588	0%	400	0%	-	0%	3,963	0%
Self-pay	135	0%	2,058	0%	723	0%	-	0%	-	0%	2,916	0%
Total	$573,096	36%	$541,334	34%	$212,102	13%	$126,684	8%	$125,672	8%	$1,578,887	100%

					FY 2005

Payer Group	0-30%		30-60%		60-90%		90-120%		>120%		Total	%
Client	$93,494	16%	$91,922	16%	$27,619	5%	$15,799	3%	$14,508	3%	$243,341	43%
Commercial Insurance	34,993	6%	46,234	8%	14,132	2%	21,810	4%	14,642	3%	131,811	23%
Medicare	115,484	20%	26,905	5%	16,668	3%	10,618	2%	15,777	3%	185,452	32%
Medicaid	1,183	0%	354	0%	950	0%	1,624	0%	288	0%	4,399	1%
Self-pay	1,304	0%	1,755	0%	2,382	0%	1,445	0%	-	0%	6,885	1%
Total	$246,457	43%	$167,170	29%	$61,750	11%	$51,296	9%	$45,215	8%	$571,888	100%

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based awards and our Employee Stock Purchase Plan using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25”,FASB Technical Bulletin No. 97-1 (“FTB 97-1”) “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”, and related interpretations and provided the required pro forma disclosures of SFAS 123  “Accounting for Stock-Based Compensation ”.  In accordance with APB 25, a non-cash, stock-based compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date and for any grants that were modified from their original terms.  The charge for the options with an exercise price below the market price on the actual grant date was equal to the number of options multiplied by the difference between the exercise price and the market price of the option shares on the actual grant date.  That expense was amortized over the vesting period of the options.  The charge for modifications of options in general was equal to the number of options modified multiplied by the difference between the market price of the options on the modification date and the grant price.  The charge for modified options was taken over the remaining service period, if any.

Effective January 1, 2006, we adopted SFAS 123(R), which requires the measurement at fair value and recognition of compensation expense for all stock-based payment awards.  We selected the modified prospective method of adoption which recognizes compensation expense for the fair value of all stock-based payments granted after January 1, 2006 and for the fair value of all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption.  We used the trinomial lattice valuation model to estimate fair value of stock option grants made on or after January 1, 2006.  The trinomial lattice option-pricing model requires the estimation of highly complex and subjective variables.  These variables include expected volatility, expected life of the award, expected dividend rate and expected risk-free rate of return.  The assumptions for expected volatility and expected life are the two assumptions that most significantly affect the grant date fair value.  The expected volatility is a blended rate based on both the historical volatility of our stock price and the volatility of certain peer company stock prices.  The expected term assumption for our stock option grants was determined using trinomial lattice simulation model which projects future option holder behavior patterns based upon actual historical option exercises.  SFAS 123(R) also requires the application of a forfeiture rate to the calculated fair value of stock options on a prospective basis.  Our assumption of forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting over the trailing four years.  If our assumption of forfeiture rate changes, we would have to make a cumulative adjustment in the current period.  We monitor the assumptions used to compute the fair value of our stock options and ESPP awards on a regular basis and we will revise our assumptions as appropriate.   See Note A – Formation and Operations of the Company and Summary of Significant Accounting Policies section, “Stock-based compensation” subsection and Note E – Stock Based Compensation in the Notes to Consolidated Financial Statements for more information regarding the valuation of stock-based compensation.

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

(e) The Company agreed to amend and restate the warrant agreement, dated March 23,

2005, which more formally implemented the original agreement made on February 18, 2005 with respect to such warrants, to provide that all 2,500,000 warrant shares (the "Existing Warrants") were vested and the exercise price was reset to $0.31 per share. The difference between the value of the warrants on the original February 18, 2005 measurement date which was calculated using an exercise price of $0.50/share, and their value on the January 18, 2006 modification date which was calculated using an exercise price of $0.31/share, amounted to $2,365 and was credited to additional paid-in capital and included in deferred financing fees.

(f) The Company agreed to amend the Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Existing Warrants, the Waiver Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

(g) All Waiver Warrants, the Existing Warrants and all warrants issued to Aspen and SKL in connection with the purchase of equity or debt securities are exercisable at the option of the holder for a term of five years, and each such warrant contains provisions that allow for a physical exercise, a net cash exercise or a net share settlement.  We used the Black-Scholes pricing model to estimate the fair value of all such warrants as of the measurement date for each, using the following approximate assumptions: dividend yield of 0%, expected volatility of 14.6 – 19.3% (depending on the measurement date), risk-free interest rate of 4.5%, and a term or expected life of 3 - 5 years.

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

Recently Adopted Accounting Standards

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in our financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We adopted SFAS 123R using the modified prospective method and, accordingly, did not restate prior periods to reflect the fair value method of recognizing compensation cost. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  See our critical accounting policies above.  See also the Stock Based Compensation subsection in Note A – Formation and Operation of the Company

and Significant Accounting Policies, and Note E – Stock-Based Compensation, to the financial statements.

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

/s/  Kingery & Crouse, P.A.

April 2, 2007
Tampa, FL

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$126,266
Accounts receivable (net of allowance for doubtful accounts of $103,463)	1,549,758
Inventories	117,362
Other current assets	102,172
Total current assets	1,895,558

FURNITURE AND EQUIPMENT (net of accumulated depreciation of $494,942)	1,202,487

OTHER ASSETS	33,903

TOTAL ASSETS	$3,131,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$697,754
Accrued compensation	133,490
Accrued expenses and other liabilities	67,098
Due to affiliates (net of discount of $39,285)	1,635,715
Short-term portion of equipment capital leases	94,430
Total current liabilities	2,628,487

LONG TERM LIABILITIES:
Long-term portion of equipment capital leases	448,947

TOTAL LIABILITIES	3,077,434
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, (100,000,000 shares authorized; 27,061,476
shares issued and outstanding)	27,061
Additional paid-in capital	11,177,512
Accumulated deficit	(11,150,059)
Total stockholders’ equity	54,514

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,131,948

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

NEOGENOMICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common	Common	Additional	Deferred
	Stock	Stock	Paid-In	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balances, December 31, 2004	21,539,416	$21,539	$9,603,664	$(28,620)	$(10,023,238)	$(426,655)

Common Stock issuances	1,237,103	1,237	394,763	-	-	396,000
Transaction fees and expenses	-	-	(191,160)	-	-	(191,160)
Options issued to Scientific Advisory Board members	-	-	-	2,953	-	2,953
Value of non-qualified stock options	-	-	5,638	(5,638)	-	-
Warrants issued for services	-	-	187,722	-	-	187,722
Stock issued for services	60,235	60	15,475	-	-	15,535
Deferred stock compensation related to warrants issued for services	-	-	(10,794)	10,794	-	-
Amortization of deferred stock compensation	-	-	-	17,826	-	17,826
Net loss	-	-	-	-	(997,160)	(997,160)

Balances, December 31, 2005	22,836,754	22,836	10,005,308	(2,685)	(11,020,398)	(994,939)

Common Stock issuances for cash	3,530,819	3,531	1,099,469	-	-	1,103,000
Common Stock issued for acquisition	100,000	100	49,900	-	-	50,000
Transaction fees and expenses	-	-	(80,189)	-	-	(80,189)
Adjustment of credit facility discount	-	-	2,365		-	2,365
Exercise of stock options and warrants	546,113	546	66,345	-	-	66,891
Warrants and stock issued for services	7,618	8	7,642	-	-	7,650
Payment of Note on Cornell Capital fee	-	-	(50,000)	-	-	(50,000)
Stock issued to settle accounts payable	40,172	40	15,627	-	-	15,667
Reclassification of deferred compensation to additional paid-in capital upon the adoption of SFAS No. 123R	-	-	(2,685)	2,685	-	-
Stock compensation expense	-	-	63,730	-	-	63,730
Net loss	-	-	-	-	(129,661)	(129,661)

Balances, December 31, 2006	27,061,476	$27,061	$11,177,512	$-	$(11,150,059)	$54,514

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,661)	$(997,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	233,632	123,998
Impairment of fixed assets	53,524	50,000
Amortization of credit facility discounts and debt issue costs	72,956	57,068
Stock based compensation	63,730	-
Non-cash consulting and bonuses	7,650	85,877
Provision for bad debts	444,133	132,633
Other non-cash expenses	59,804	29,576
Changes in current assets and liabilities, net:
Accounts receivable, net	(1,442,791)	(627,241)
Inventory	(57,362)	(44,878)
Other current assets	(101,805)	(54,529)
Deposits	(31,522)	300
Deferred revenues	(100,000)	(10,000)
Accounts payable and accrued expenses and other liabilities	233,930	352,305

NET CASH USED IN OPERATING ACTIVITIES:	(693,782)	(902,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(398,618)	(117,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates, net	175,000	760,000
Notes payable	2,000	-
Repayments of capital leases	(58,980)	-
Debt issue costs	-	(53,587)
Issuances of common stock for cash, net of transaction expenses	1,089,702	211,662

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,207,722	918,075

NET CHANGE IN CASH AND CASH EQUIVALENTS	115,322	(101, 604)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,944	112,548

CASH AND CASH EQUIVALENTS, END OF YEAR	$126,266	$10,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$269,316	$136,936

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment leased under capital leases	$602,357	$-
Common stock issued for acquisition	$50,000	$-
Common stock issued for Cornell Capital financing	$50,000	$143,208

See notes to consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – FORMATION AND OPERATIONS OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Net revenues are recognized in the period when tests are performed and consist primarily of net patient revenues that are recorded based on established billing rates less estimated discounts and contractual allowances principally for patients covered by Medicare, Medicaid and managed care and other health plans.  Adjustments to the estimated discounts are recorded in the period payment is received.  These revenues also are subject to review and possible audit by the payers.  We believe that adequate provision has been made for any adjustments that may result from final determination of amounts earned under all the above arrangements.  There are no known material claims, disputes or unsettled matters with any payers that are not adequately provided for in the accompanying consolidated financial statements.

Accounts Receivable

We record accounts receivable net of estimated discounts, contractual allowances, and allowances for bad debt.  We provide for accounts receivable that could become uncollectible in the future by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value.  We estimate this allowance based on the aging of our accounts receivable and our historical collection experience for each type of payer.  Receivables are charged off to the allowance account at the time they are deemed uncollectible.  In the event that the actual amount of payment received differs from the previously recorded estimate of an account receivable, an adjustment to revenue is made in the current period at the time of final collection and settlement.

Concentrations of Credit Risk

We currently market our services to pathologists, oncologists, urologists, hospitals and other clinical laboratories.  During 2006, we performed 12,838 individual tests.  Ongoing sales efforts have decreased dependence on any given source of revenue.  Notwithstanding this fact, several key customers still account for a disproportionately large case volume and revenues. In 2005, four customers accounted for 65% of our total revenue.  For the year ended December 31, 2006, three customers represented 61% of our revenue with each party representing greater than 15% of such revenues.  As revenue continues to increase, these concentrations are expected to decrease.  In the event that we lost one of these customers, we would potentially lose a significant percentage of our revenues.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make.  Estimates that are critical to the accompanying consolidated financial statements include estimates related to the allowances discussed under Accounts Receivable above as well as estimating stock-based compensation and depreciation periods of tangible assets, and long-lived impairments, among others.  The markets for our services are characterized by intense price competition, evolving standards and changes in healthcare regulations, all of which could impact the future realizability of our assets.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

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

Stock-Based Compensation

For the years ended December 31, 2006 and 2005, the Company maintained a stock option plan covering potential equity grants including primarily the issuance of stock options.  In addition, effective January 1, 2007, the Company began sponsoring an Employee Stock Purchase Plan (“ESPP”), whereby eligible employees are entitled to purchase Common Stock monthly, by means of limited payroll deductions, at a 5% discount from the fair market value of the Common Stock as of specific dates.  The Company’s ESPP plan is considered exempt from fair value accounting under SFAS No. 123R since the discount offered to employees is only 5%.  See Note E, “Stock Based Compensation,” of Notes to Consolidated Financial Statements for a detailed description of the Company’s plans.

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

The Company selected the modified prospective method of adoption, which recognizes compensation expense for the fair value of all share-based payments granted after January 1, 2006 and for the fair value of all awards granted to employees prior to January 1, 2006 that remain unvested on the date of adoption.  This method does not require a restatement of prior periods.  However, awards granted and still unvested on the date of adoption will be attributed to expense under SFAS 123(R), including the application of forfeiture rate on a prospective basis.  Our forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Prior to fiscal year 2006, the Company accounted for forfeitures as they occurred, for the purposes of pro forma information under SFAS 123.

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

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in our financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We adopted SFAS 123R using the modified prospective method and, accordingly, did not restate prior periods to reflect the fair value method of recognizing compensation cost. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  See also Note E – Stock-Based Compensation, to the financial statements.

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

At December 31, 2006, our current and non-current deferred income tax assets (assuming an effective income tax rate of approximately 40%) consisted of the following:

Net current deferred income tax asset:

Allowance for doubtful accounts	$39,900
Less valuation allowance	(39,900)
Total	$-

Net non-current deferred income tax asset:

Net operating loss carry forwards	$816,500
Accumulated depreciation and impairment	(75,600)
Subtotal	740,900
Less valuation allowance	(740,900)
Total	$-

NOTE E - STOCK-BASED COMPENSATION

Stock Option Plan

On October 31, 2006, our shareholders and Board of Directors amended and restated the NeoGenomics Equity Incentive Plan, which was originally approved in October 2003 (the “Plan”).  The Plan permits the grant of stock awards and stock options to officers, directors, employees and consultants.  Options granted under the Plan are either outright stock awards, Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSO’s).  As part of this amendment and restatement, the shareholders and Board of Directors approved an increase in the shares reserved under the Plan from 10% of our outstanding common stock at any given time to 12% of our Adjusted Diluted Shares Outstanding, which equated to 3,819,890 shares of our common stock as of December 31, 2006.  Adjusted Diluted Shares Outstanding are defined as basic common shares outstanding on the measurement date plus that number of shares that would be issued if all convertible debt, convertible preferred equity securities and warrants were assumed to be converted into common stock on the measurement date.  The definition of Adjusted Diluted Shares Outstanding specifically excludes any unexercised stock options that may be outstanding under either the Stock Option Plan or the ESPP on any measurement date.  As of December 31, 2006, option and stock awards totaling 2,107,000 shares were outstanding and 322,049 option and stock awards had been exercised, leaving a total of 1,390,841 options and stock awards available for future issuance.  Options typically have a 10 year life and vest over 3 or 4 years but each grant’s vesting and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors or by the President by virtue of authority delegated to him by the Compensation Committee.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model.  The fair value of the award is recognized as expense over the requisite service periods in our consolidated statement of operations using the straight-line method consistent with the methodology used under SFAS 123.  Under SFAS 123(R) the attributed stock-based compensation expense must be reduced by an estimate of the annualized rate of stock option forfeitures.  The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income (loss) in the periods after the date of adoption, using the same valuation method and assumptions determined under the original provisions of SFAS 123.  Additionally, our deferred stock compensation balance of $2,685 as of December 31, 2005, which was accounted for under APB 25, was reclassified into additional paid in capital upon the adoption of SFAS 123(R) on January 1, 2006.

We estimate the fair value of stock-based awards using the trinomial lattice model.  We also used the trinomial lattice model in preparing the pro forma disclosure required under SFAS 123 for the year ended December 31, 2005.  This model determines the fair value of stock-based compensation and is affected by our stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables.  These variables include expected term, expected risk-free rate of return, expected volatility, and expected dividend yield, each of which is more fully described below.  The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

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

The fair value of stock option awards granted during the years ended December 31, 2006 and 2005 were estimated as of the grant date using the trinomial lattice model with the following weighted average assumptions:

	2006	2005

Expected term (in years)	5.4	5.7
Risk-free interest rate (%)	4.8%	3.7%
Expected volatility (%)	36%	37%
Dividend yield (%)	0.0%	0.0%
Weighted average fair value/share at grant date	$0.23	$0.08

As a result of adopting SFAS No. 123(R), the Company’s net loss for the year ended December 31, 2006 was approximately $60,000 greater than if the Company had continued to account for share-based compensation under Accounting Principles Bulletin no. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  There were no effects on earnings per share as the result of this adoption.

The effect of recording stock-based compensation related to stock option grants under the Plan in accordance with SFAS 123(R) for the year-ended December, 2006 was as follows:

2006

Stock-based compensation for employee stock options	$63,730
Tax effect on stock-based compensation	-
Net effect of stock-based compensation	$63,730

Effect on net loss per weighted average share
Basic	$0.00
Diluted	$0.00

Periods prior to the adoption of SFAS 123(R)

Prior to January 1, 2006, we accounted for employee stock-based awards using the intrinsic value method in accordance with APB 25, FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25”, FASB Technical Bulletin No. 97-1 (“FTB 97-1”) “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”, and related interpretations.  The Company accounted for non-employee stock-based awards under the fair value method in accordance with EITF No. 96-18 “ Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  Under the intrinsic value method, no stock-based compensation expense for options had been recognized in the Company’s Consolidated Statement of Operations if the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Had stock-based compensation for 2005 been determined based on the estimated fair value at the grant date for all equity awards consistent with the provisions of SFAS 123, the Company’s net income and earnings per share for the years ended December 31, 2005 would have been adjusted to the following pro forma amounts:

2005

Net loss, as reported	$(997,160)
Add: Stock-based compensation expense included in reported net earnings, net of tax	2,953
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(57,162)
Pro forma, net loss	$(1,051,369)

Basic and Diluted net loss per weighted average share
As reported	$(0.04)
Pro forma	$(0.05)

The following table summarizes stock option activity under the Plan for the two years ended December 31, 2006:

	Number Of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	882,329	$0.16
Granted	1,442,235	0.27
Exercised	(42,235)	0.00
Canceled	(547,329)	0.11
Outstanding at December 31, 2005	1,735,000	0.27
Granted	1,011,897	0.68
Exercised	(211,814)	0.30
Canceled	(428,083)	0.42
Outstanding at December 31, 2006	2,107,000	0.43

Exercisable at December 31, 2006	1,161,416	$0.28

The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2006:

Options Outstanding, Expected to Vest	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
0.00 - 0.30	1,287,000	7.6	$0.25	1,030,500	7.5	$0.25
0.31 - 0.46	179,250	8.6	0.35	82,166	8.5	0.35
0.47 – 0.71	407,750	9.4	0.62	28,750	7.7	0.61
0.47 – 0.71	85,000	9.7	0.99	-	0.0	0.00
1.09 – 1.47	148,000	9.9	1.29	20,000	9.9	1.29
	2,107,000	8.3	$0.43	1,161,416	7.6	$0.28

As of December 31, 2006, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $2.3 million and the aggregate intrinsic value of currently exercisable stock options was approximately $1.4 million.  The Intrinsic value of each option share is the difference between the fair market value of NeoGenomics common stock and the exercise price of such option share to the extent it is “in-the-money”.  Aggregate Intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $1.50 closing stock price of NeoGenomics Common Stock on December 29, 2006, the last trading day of 2006.  The total number of in-the-money options outstanding and exercisable as of December 31, 2006 was 1,161,416.

The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was approximately $215,000 and $0, respectively.  Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options was approximately $63,000 and $0 for the years ended December 31, 2006 and 2005, respectively.  No tax benefits were realized by the Company in either 2006 or 2005 as a result of stock option exercises.  The total fair value of option shares vested during the years ended December 31, 2006 and 2005, was approximately $96,000 and $67,000, respectively.

As of December 31, 2006, there was approximately $126,000 of total unrecognized stock-based compensation cost, net of expected forfeitures, related to unvested stock options granted under the Plan.  This cost is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

On October 31, 2006, our shareholders and Board of Directors approved an Employee Stock Purchase Plan (“ESPP”) effective January 1, 2007.  The ESPP as approved stipulates that the rights to purchase shares granted under the plan be considered options issued under an "employee stock purchase plan," as that term is defined in Section 423(b) of the Code.  The number of shares reserved for issuance under the ESPP has been set to equal 1% of the Adjusted Diluted Shares Outstanding (as defined above) at any given time.  Under the terms of the ESPP, the Board of Directors has been authorized to set the parameters of any particular offering, provided, however, that no rights to purchase shares may be offered to employees at a price which is less than 95% of the fair market value of our common stock.  The Board of Directors has further delegated the authority to administer the ESPP to the Compensation Committee and directed the Compensation Committee to ensure that no offerings under the plan are compensable events under SFAS 123(R), which effectively limits any offering period under the plan to 30 days.  The Company’s ESPP plan is considered exempt from fair value accounting under SFAS No. 123R since the discount offered to employees is only 5%.

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

On April 15, 2003, we entered into a revolving credit facility with MVP 3, LP (“MVP 3”, which was subsequently renamed to Aspen Select Healthcare, LP), a partnership controlled by certain of our shareholders.  Under the terms of the agreement MVP 3, LP agreed to make available to us up to $1.5 million of debt financing with a stated interest rate of prime + 8% and such credit facility had an initial maturity of March 31, 2005.  At December 31, 2004, we owed MVP 3, approximately $740,000 under this loan agreement.  This obligation was repaid in full through a refinancing on March 23, 2005.

On February 18, 2005, we entered into a binding agreement with Aspen Select Healthcare, LP (formerly known as MVP 3, LP) (“Aspen”) to refinance our existing indebtedness of $740,000 and provide for additional liquidity of up to $760,000 to the Company.  Under the terms of the agreement, Aspen, a Naples, Florida-based private investment fund agreed to make available to us up to $1.5 million (subsequently increased to $1.7 million, as described below) of debt financing in the form of a revolving credit facility (the “Credit Facility”) with an initial maturity of March 31, 2007.  Aspen is managed by its General Partner, Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics.  As part of this agreement, we also agreed to issue to Aspen a five year warrant to purchase up to 2,500,000 shares of common stock at an initial exercise price of $0.50/share.  An amended and restated Loan Agreement for the Credit Facility and other ancillary documents, including the warrant agreement, which more formally implemented the agreements made on February 18, 2005 were executed on March 23, 2005.  All material terms were identical to the February 18, 2005 agreement.  We incurred $53,587 of transaction expenses in connection with refinancing the Credit Facility, which have been capitalized and are being amortized to interest expense over the term of the agreement.

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

Strike price	$0.50
Market price	$0.35
Term	5 years
Volatility	22.7%
Risk-free rate	4.50%
Dividend yield	0%
Warrant value	$0.0525347
# of warrants	2,500,000
Total value	$131,337

The total value of the warrants of $131,337 was recorded as deferred financing costs and is being amortized on a straight-line basis over the life of the credit facility.  As of December 31, 2006, $1,700,000 was available for use and $1,675,000 had been drawn.

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

(e) The Company agreed to amend and restate the warrant agreement, dated March 23, 2005, which more formally implemented the original agreement made on February 18, 2005 with respect to such warrants, to provide that all 2,500,000 warrant shares (the "Existing Warrants") were vested and the exercise price per share was reset to $0.31 per share.  The difference between the value of the warrants on the original February 18, 2005 measurement date which was calculated using an exercise price of $0.50/share, and their value on the January 18, 2006 modification data which was calculated using an exercise price of $0.31/share, amounted to $2,365 and was credited to additional paid-in capital and included in deferred financing fees.

(f) The Company agreed to amend the Registration Rights Agreement, dated March 23, 2005 (the "Registration Rights Agreement"), between the parties to incorporate the Existing Warrants, the Waiver Warrants and any new shares or warrants issued to Aspen in connection with the Equity Purchase Rights or the New Debt Rights.

(g) All Waiver Warrants, the Existing Warrants and all warrants issued to Aspen and SKL in connection with the purchase of equity or debt securities are exercisable at the option of the holder for a term of five years, and each such warrant contains provisions that allow for a physical exercise, a net cash exercise or a net share settlement.  We used the Black-Scholes pricing model to estimate the fair value of all such warrants as of the measurement date for each, using the following approximate assumptions: dividend yield of 0%, expected volatility of 14.6 – 19.3% (depending on the measurement date), risk-free interest rate of 4.5%, and a term or expected life of 3 - 5 years.

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

As part of the agreement, we will provide $200,000 of working capital to Power3 by purchasing a convertible debenture on or before April 16, 2007.  We were also granted two options to increase our stake in Power3 to up to 60% of the Power3 fully diluted shares outstanding.  The first option (the “First Option”) is a fixed option to purchase convertible preferred stock of Power3 that is convertible into such number of shares of Power3 common stock, in one or more transactions, up to 20% of Power3’s voting common stock at a purchase price per share, which will also equal the initial conversion price per share, equal to the lesser of a) $0.20/share, or b) an equity valuation of $20,000,000 divided by the fully-diluted shares outstanding on the date of the exercise of the First Option.  This First Option is exercisable for a period starting on the date of purchase of the convertible debenture by NeoGenomics and extending until the day which is the later of a) November 16, 2007 or b) the date that certain milestones specified in the agreement have been achieved.  The First Option is exercisable in cash or NeoGenomics common stock at our option, provided, however, that we must include at least $1.0 million of cash in the consideration if we elect to exercise this First Option.  In addition to purchasing convertible preferred stock as part of the First Option, we are also entitled to receive that number of warrants which is equal to the same percentage as the percentage of convertible preferred stock being purchased on such day of Power3’s warrants and options ..  Such warrants will have an exercise price equal to the initial conversion price of the convertible preferred stock that was purchased  and will have a five year term.

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

ITEM 8A.                      CONTROLS AND PROCEDURES

(A)           Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer, Principal Accounting Officer and Acting Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Acting Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.  In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB/A.

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

The following table provides certain summary information concerning compensation paid by the Company to or on behalf of our most highly compensated executive officers for the fiscal years ended December 31, 2006, 2005, and 2004:

Summary Compensation Table

Name and Principal Capacity	Year	Salary		Other Compensation
Robert P. Gasparini President & Chief Science Officer	2006 2005 2004	$183,500 $162,897 $ 22,500	(3)	$87,900 $28,128 --	(1) (2)
Jerome Dvonch Principal Accounting Officer	2005 2004 2003	$92,846 $ 35,890 -		$20,850 13,441 -	(4) (5)
Steven Jones Acting Principal Financial Officer and Director	2006 2005 2004	$71,000 $ 51,000 $ 72,500	(6) (6) (6)	- - -

(1)Mr. Gasparini had other income from the exercise of 90,000 stock options.

(2)Mr. Gasparini moved to Florida from California during 2005 and this represents his relocation expenses paid by the Company.

(3)Mr. Gasparini was appointed as President and Chief Science Officer on January 3, 2005.  During 2004, he acted as a consultant to the Company and the amounts indicated represent his consulting income.

(4)Mr. Dvonch had other income from the exercise of 15,000 stock options.

(5)Mr. Dvonch moved to Florida from California during 2005 and this represents his relocation expenses paid by the Company.

(6)Mr. Jones has acted as a consultant to the Company and the amounts indicated represent his consulting income.

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

During 2006, George O’Leary, a director of the Company, earned $20,900 in cash for management consulting work performed for the Company.

On January 18, 2006, George O’Leary, a director received from the Company 50,000 incentive stock options at $0.26 per share in compensation for services related to the Equity and Debt Financing the company completed in January 2006.

On April 15, 2003, we entered into a revolving credit facility with MVP 3, LP (“MVP 3”, which was subsequently renamed to Aspen Select Healthcare, LP), a partnership controlled by certain of our shareholders.  Under the terms of the agreement MVP 3, LP agreed to make available up to $1.5 million of debt financing with a stated interest rate of prime + 8% and such credit facility had an initial maturity of March 31, 2005.  At December 31, 2004, we owed MVP 3, approximately $740,000 under this loan agreement.  This obligation was repaid in full through a refinancing on March 23, 2005.

On February 18, 2005, we entered into a binding agreement with Aspen Select Healthcare, LP (formerly known as MVP 3, LP) (“Aspen”) to refinance our existing indebtedness of $740,000 and provide for additional liquidity of up to $760,000 to the Company.  Under the terms of the agreement, Aspen, a Naples, Florida-based private investment fund agreed to make available up to $1.5 million (subsequently increased to $1.7 million, as described below) of debt financing in the form of a revolving credit facility (the “Credit Facility”) with an initial maturity of March 31, 2007.  Aspen is managed by its General Partner, Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics.  As part of this agreement, we also agreed to issue to Aspen a five year warrant to purchase up to 2,500,000 shares of common stock at an initial exercise price of $0.50/share.  An amended and restated Loan Agreement for the Credit Facility and other ancillary documents, including the warrant agreement, which more formally implemented the agreements made on February 18, 2005 were executed on March 23, 2005.  All material terms were identical to the February 18, 2005 agreement.

We incurred $53,587 of transaction expenses in connection with refinancing the Credit Facility, which have been capitalized and are being amortized to interest expense over the life of the Credit Facility.  We recorded $131,337 for the value of the Warrants as of the February 18, 2005 measurement date as a discount to the face amount of the Credit Facility.  The Company is amortizing such discount to interest expense over the life of the Credit Facility.  As of December 31, 2005, $1,700,000 was available for use and $1,675,000 had been drawn.

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

(e) The Company agreed to amend and restate the warrant agreement, dated March 23, 2005, which more formally implemented the original agreement made on February 18, 2005 with respect to such warrants, to provide that all 2,500,000 warrant shares (the "Existing Warrants") were vested and the exercise price per share was reset to $0.31 per share.

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

                        April 29, 2008  .

                    NeoGenomics, Inc.

By: _/s/ Robert P. Gasparini__________
Robert P. Gasparini
President and
Principal Executive Officer

Date:                      April 29, 2008

By: _/s/ Steven C. Jones
Steven C. Jones
Acting Principal Financial Officer

Date:                      April 29, 2008

By: _/s/ Jerome Dvonch__________
Jerome Dvonch
Principal Accounting Officer

Date:                      April 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                                                               TITLE                                                                                                           DATE

 /s/ Michael T. Dent                                                           Chairman of the Board                                                                                  April 29, 2008
Michael T. Dent, M.D.

/s/ Robert P. Gasparini                                                                       President and Director                                                                                  April 29, 2008
Robert P. Gasparini

/s/ Steven C. Jones                                                                             Director                                                                                                                       April 29, 2008
Steven C. Jones

/s/ George O’Leary                                                                             Director                                                                                                                       April 29, 2008
George O’Leary

/s/ Peter M. Petersen                                                                         Director                                                                                                                        April 29, 2008
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: April 29, 2008	By: /s/ Robert P. Gasparini
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: April 29, 2008	By: /s/ Steven C. Jones
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.
Date: April 29, 2008	By: /s/ Jerome J. Dvonch
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

Date: April 29, 2008 ______/s/ Robert P. Gasparini_____
                     Robert P. Gasparini
                             President and
                             Principal Executive Officer

Date: April 29, 2008 ______/s/ Steven C. Jones__
                     Steven C. Jones
                             Acting Principal Financial Officer

Date: April 29, 2008 ______/s/ Jerome J. Dvonch__
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