Form 10-Q
period 2008-05-13
NEOGENOMICS INC
filed 2008-05-15
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 333-72097

NEOGENOMICS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	74-2897368 (I.R.S. Employer Identification No.)

12701 Commonwealth Drive, Suite 9,
 Fort Myers, FL  33913
(239)-768-0600
(Address, including zip code, and area code and telephone
number of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 9, 2008, the registrant had 31,415,021 shares of Common Stock, par value $0.001 per share outstanding

TABLE OF CONTENTS

FINANCIAL INFORMATION
PART I

                                                            OTHER INFORMATION

PART II

SIGNATURES

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as “NeoGenomics” or the “Company” in this Form 10-Q), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEOGENOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS	March 31, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$330,358	$210,573
Accounts receivable (net of allowance for doubtful accounts of $390,275 and $414,548, respectively)	2,937,905	3,236,751
Inventories	245,986	304,750
Other current assets	426,739	400,168
Total current assets	3,940,988	4,152,242

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $1,018,446 and $862,030, respectively)	2,032,537	2,108,083

OTHER ASSETS	248,374	260,575

TOTAL ASSETS	$6,221,899	$6,520,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,609,775	$1,799,159
Accrued expenses and other liabilities	1,280,212	1,319,580
Short-term portion of equipment capital leases	288,415	242,966
Total current liabilities	3,178,402	3,361,705

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	890,468	837,081

TOTAL LIABILITIES	4,068,870	4,198,786
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 31,407,545 and 31,391,660 shares issued and outstanding, respectively)	31,407	31,391
Additional paid-in capital	16,917,216	16,820,954
Accumulated deficit	(14,795,594)	(14,530,231)
Total stockholders’ equity	2,153,029	2,322,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,221,899	$6,520,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(unaudited)

	March 31, 2008	March 31, 2007

NET REVENUE	$4,162,762	$2,242,661
COST OF REVENUE	1,858,474	936,734
GROSS PROFIT	2,304,288	1,305,927
OTHER OPERATING EXPENSES
General and administrative	2,514,555	1,426,548
Interest expense, net	55,096	98,924
Total operating expenses	2,569,651	1,525,472

NET LOSS	$(265,363)	$(219,545)

NET LOSS PER SHARE - Basic and Fully Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Fully Diluted	31,400,947	27,371,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(unaudited)
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(265,363)	$(219,545)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	425,453	110,000
Depreciation	156,416	81,981
Impairment of assets	-	2,235
Amortization of debt issue costs	8,830	5,359
Stock based compensation	48,537	91,510
Non cash consulting expenses	34,271	4,741

Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(126,607)	(546,472)
(Increase) decrease in inventories	58,764	(37,828)
(Increase) decrease in other current assets	(35,402)	(6,740)
Increase (decrease) in deposits	12,201	-
Increase (decrease) in accounts payable and other liabilities	(122,462)	132,728
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	194,638	(382,031)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(25,115)	(24,418)

NET CASH USED IN INVESTING ACTIVITIES	(25,115)	(24,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from/(repayments to) affiliates, net	-	25,000
Repayment of capital leases	(63,208)	(30,631)
Issuance of common stock and warrants for cash, net of transaction expenses	13,470	863,207
Repayment of notes payable	-	(2,000)

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(49,738)	855,576

NET INCREASE IN CASH AND CASH EQUIVALENTS	119,785	449,127

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	210,573	126,266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$330,358	$575,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$47,931	$77,922
Income taxes paid	$-	$100
NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases, including $140,000 in accrued expenses at December 31, 2007	$162,043	$239,579
Equipment purchased and included in accounts payable at March 31, 2008	$33,713	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

NOTE A – NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Nature of Business

NeoGenomics, Inc., a Nevada corporation, (the “Parent”) and its subsidiary, NeoGenomics, Inc., a Florida corporation, doing business as NeoGenomics Laboratories (“NEO”, “NeoGenomics” or the “Subsidiary”) (collectively referred to as “we”, “us”, “our”, or the “Company”) operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Parent and the Subsidiary.  All significant intercompany accounts and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company are unaudited and include all adjustments, in the opinion of management, which are necessary to make the financial statements not misleading.  Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

The interim condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s 2007 annual report on Form 10-KSB. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report.

Net Loss Per Common Share

We compute net loss per share in accordance with Financial Accounting Standards Statement No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares outstanding as of March 31, 2008 and 2007, which consisted of employee stock options and certain warrants issued to consultants and other providers of financing to the Company, were excluded from diluted net loss per common share calculations as of such dates because they were anti-dilutive.  For the three months ended March 31, 2008 and 2007, we reported net loss per share and as such basic and diluted loss per share were equivalent.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 was effective for the Company as of January 1, 2008 for financial assets and financial liabilities within its scope and did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which defers the effective date of SFAS 157 for all non-financial assets and

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2.  The Company is currently assessing the impact, if any, of SFAS 157 and FSP FAS 157-2 for non-financial assets and non-financial liabilities on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” (“SFAS 159”).  SFAS 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted this Statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for the Company as of January 1, 2009.

NOTE B – DEBT OBLIGATION

Revolving Credit and Security Agreement

On February 1, 2008, our subsidiary, NeoGenomics, Inc., a Florida corporation (“Borrower”), entered into a Revolving Credit and Security Agreement (the “Credit Facility” or “Credit Agreement”) with CapitalSource Finance LLC (“CapitalSource”), the terms of which provide for borrowings based on eligible accounts receivable up to a maximum borrowing of $3,000,000, as defined in the Credit Agreement.  Subject to the provisions of the Credit Agreement, CapitalSource shall make advances to us from time to time during the three (3) year term, and the Credit Facility may be drawn, repaid and redrawn from time to time as permitted under the Credit Agreement.

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month at an annual rate based on the one-month LIBOR plus 3.25%, subject to a LIBOR floor of 3.14%.  At March 31, 2008, the effective rate of interest was 6.39%.

To secure the payment and performance in full of the Obligations (as defined in the Credit Agreement), we granted CapitalSource a continuing security interest in and lien upon, all of our rights, title and interest in and to our Accounts (as defined in the Credit Agreement), which primarily consist of accounts receivable and cash balances held in lock box accounts.  Furthermore, pursuant to the Credit Agreement, the Parent guaranteed the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of our obligations. The Parent guaranty is a continuing guarantee and shall remain in force and effect until the indefeasible cash payment in full of the Guaranteed Obligations (as defined in the Credit Agreement) and all other amounts payable under the Credit Agreement.

On March 31, 2008, the available credit on the Credit Facility was approximately $1,036,000 and the outstanding borrowings was $0, after netting of $227,235 in compensating cash on hand.

NOTE C – LIQUIDITY

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   At March 31, 2008, we had stockholders’ equity of $2,153,029.  On February 1, 2008, we entered into a revolving credit facility with CapitalSource Finance, LLC, which allows us to borrow up to $3,000,000 based on a formula which is based upon our eligible accounts receivable, as defined in the Credit Agreement. As of March 31, 2008, we had approximately $330,000 in cash on hand and $1,036,000 of availability under our Credit Facility.  As such, we believe we have adequate resources to meet our operating commitments for the next twelve months and accordingly our condensed consolidated financial statements do not include any adjustments relating to the

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE D – COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS

US Labs Settlement

On October 26, 2006, Accupath Diagnostics Laboratories, Inc. d/b/a US Labs, a California corporation (“US Labs”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles (entitled Accupath Diagnostics Laboratories, Inc. v. NeoGenomics, Inc., et al., Case No. BC 360985) (the “Lawsuit”) against the Company and Robert Gasparini, as an individual, and certain other employees and non-employees of NeoGenomics (the “Defendants”) with respect to claims arising from discussions with current and former employees of US Labs.  On March 18, 2008, we reached a preliminary agreement to settle US Labs' claims, and in accordance with SFAS No. 5, Accounting For Contingencies, as of December 31, 2007 we accrued a $375,000 loss contingency, which consisted of $250,000 to provide for the Company's expected share of this settlement, and $125,000 to provide for the Company's share of the estimated legal fees up to the date of settlement.

On April 23, 2008, the Company and US Labs entered into a Settlement Agreement and Release (the "Settlement Agreement"); whereby, both parties agreed to settle and resolve all claims asserted in and arising out of the aforementioned lawsuit. Pursuant to the Settlement Agreement, the Defendants are required to pay $500,000 to US Labs, of which $250,000 shall be paid on or prior to May 1, 2008 with funds from the Company's insurance carrier and the remaining $250,000 shall be paid by the Company on the last day of each month in equal installments of $31,250 commencing on May 31, 2008.  In May 2008, our insurance carrier paid $250,000 to US Labs.   Under the terms of the Settlement Agreement, there are certain provisions agreed to in the event of default.

Private Placement of Common Stock and Related SEC Review

During 2007, we received a comment letter from the SEC Staff questioning certain matters disclosed in our Form 10-KSB as of and for the year ended December 31, 2006.  As a result, we were unable to effectively complete the Registration Statement filed in connection with the June 2007 Private Placement of the Company’s common stock.  As of December 31, 2007 and pursuant to the terms of the June 2007 Private Placement, the Company accrued $282,000 in penalties as liquidated damages, which are expected to be incurred for the period commencing on the 120th day following the Private Placement through May 2008, at which time we expect to be able to effectively complete the Registration Statement for the Private Placement shares.

On April 29, 2008, we filed an amended 2006 Form 10-KSB/A with the SEC, and on April 30, 2008 we received correspondence from the SEC that they have completed their review and that they had no further comments.  We are currently in the process of completing the Registration Statement and expect such to be filed with the SEC in the near future in order to effectively register the shares issued in the June 2007 Private Placement. As such, we do not anticipate incurring any further penalties.

NOTE E – RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2008 and 2007, Steven C. Jones, a director of the Company, earned $59,000 and $21,000, respectively, for various consulting work performed in connection with his duties as Acting Principal Financial Officer.

During the three month period ended March 31, 2008 and 2007, George O’Leary, a director of the Company, earned $1,100 and $9,500 respectively, in cash for various consulting work performed for the Company.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, and the Notes thereto included herein. The information contained below includes statements of the Company’s or management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Quarterly Report under the caption “Forward Looking Statements”, which information is incorporated herein by reference.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-KSB for the year ended December 31, 2007, and there have been no material changes in the three months ended March 31, 2008.

Overview

NeoGenomics operates a network of cancer-focused testing laboratories that specifically target the rapidly growing genetic and molecular testing segment of the medical laboratory industry.  We currently operate in three laboratory locations: Fort Myers, Florida, Nashville, Tennessee and Irvine, California.  We currently offer throughout the United States the following types of testing services to oncologists, pathologists, urologists, hospitals, and other laboratories:  a) cytogenetics testing, which analyzes human chromosomes, b) Fluorescence In-Situ Hybridization (FISH) testing, which analyzes abnormalities at the chromosome and gene levels, c) flow cytometry testing services, which analyzes gene expression of specific markers inside cells and on cell surfaces, d) morphological testing, which analyzes cellular structures and e) molecular testing which involves analysis of DNA and RNA and prediction of the clinical significance of various cancers.  All of these testing services are widely used in the diagnosis and prognosis of various types of cancer.

Our common stock is listed on the NASDAQ Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “NGNM.”

Results of Operations for the Three Months Ended March 31, 2008 as Compared to the Three Months Ended March 31, 2007

Revenue

During the three months ended March 31, 2008, our revenues increased approximately 86% to $4,162,800 from $2,242,700 during the three months ended March 31, 2007. This was the result of a 61% increase in testing volume and a 15% increase in average revenue per test. This volume increase is the result of wide acceptance of our bundled testing product offering and our industry leading turnaround times resulting in new customers.  The increase in average revenue per test is primarily attributable to an increase in certain Medicare reimbursements for 2008, and a modest increase in flow cytometry testing which has the highest reimbursement rate of any test we offer. Revenues per test are a function of both the nature of the test and the payer (Medicare, Medicaid, third party insurer, institutional client etc.).  Our policy is to record as revenue

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

the amounts that we expect to collect based on published or contracted amounts and/or prior experience with the payer.   We have established a reserve for uncollectible amounts based on estimates of what we will collect from a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) co-payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers.   On March 31, 2008, our allowance for doubtful accounts was $390,275, a 209% increase from our balance at March 31, 2007 of $126,363.  The allowance for doubtful accounts was approximately 11.7% and 6.0% of accounts receivables on March 31, 2008 and March 31, 2007, respectively.   This increase was the result of an increase in accounts receivable due to increased revenues and the increase in the percentage of our aged accounts receivable greater than 120 days.  The increase in accounts receivable greater than 120 days old was primarily the result of two factors.  First, in July 2007 we determined that our current billing system was not scalable as our volume grew and made management of accounts receivable very difficult.  Second, in 2007 we determined that we were understaffed and lacked adequate management in our billing department.  Therefore, in the fourth quarter of 2007 we reorganized our billing department and in the first quarter of 2008 we implemented a new billing system.  We are still in the process of resolving previous billing claim issues which has resulted in a much higher allowance for doubtful accounts as a percentage of accounts receivable.  As a result, the percentage of our claims over 120 days at March 31, 2008 declined 5% from the previous period ended December 31, 2007.

Cost of Revenue

During the three months ended March 31, 2008, our cost of revenue, as a percentage of revenue, increased from 42% for the three months ended March 31, 2007 to 45%.  This was primarily a result of increases in the number of employees and related benefits as well as increased facilities and other related costs as the Company expanded in 2007 in order to have additional capacity in order to handle anticipated growth in 2008.

General and Administrative Expenses

For the three months ended March 31, 2008, our general and administrative expenses increased by approximately 76% to $2,514,600 from approximately $1,426,500 for the three months ended March 31, 2007. General and administrative expenses, as a percentage of sales were 60% for the three months ended March 31, 2008, compared with 64% for the three months ended March 31, 2007, a decrease of 4%.  This decrease was primarily a net result of an 8% decrease in legal expense as a percentage of revenue offset by a 5% increase in bad debt expense as a percentage of revenue.  Bad debt expense for the three months ended March 31, 2008 and March 31, 2007 was $425,500 and $110,000, respectively.  This increase was necessitated by the significant increase in revenues noted above and to a lesser extent by the issues denoted in the revenue paragraph above  and in our critical accounting policies as described in our annual report filed on Form 10-KSB.

Other Income/Expense

Interest expense, net decreased approximately 44% in the first three months of 2008 to approximately $55,100 from approximately $98,900 for the first three months of 2007.  This decrease is primarily a result of the different amounts and borrowing instruments in place in the respective periods.  Interest expense for the period ended March 31, 2008 is related to our new credit facility, while interest expense for the period ended March 31, 2007 was related to our previous credit facility with Aspen Select Healthcare.

Net Loss

As a result of the foregoing, our net loss increased from approximately ($219,500) for the three months ended March 31, 2007 to approximately ($265,400) for the three months ended March 31, 2008, an increase in loss of $45,818 or 21%.

 Liquidity and Capital Resources

During the three months ended March 31, 2008, our operating activities provided approximately $201,400 in cash compared with $382,000 used in the three months ended March 31, 2007.  We also spent

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

approximately $23,100 on new equipment during the three months ended March 31, 2008, compared with $24,400 for the three months ended March 31, 2007.  At March 31, 2008 and March 31, 2007, we had cash and cash equivalents of approximately $330,358 and $575,393, respectively. At the present time, we anticipate that based on our current business plan and operations, our existing cash balances, the availability of our accounts receivable line with CapitalSource, that we will have adequate cash for at least the next twelve months.  This estimate of our cash needs does not include any additional funding which may be required for growth in our business beyond that which is planned, strategic transactions, or acquisitions.  In the event that the Company grows faster than we currently anticipate or we engage in strategic transactions or acquisitions and our cash on hand and/or our availability under the CapitalSource Credit Facility is not sufficient to meet our financing needs, we may need to raise additional capital from other resources.  In such event, the Company may not be able to obtain such funding on attractive terms, or at all, and the Company may be required to curtail its operations.  In the event that we do need to raise additional capital, we would seek to raise this additional money through issuing a combination of debt and/or equity securities primarily through banks and/or other large institutional investors.  On March 31, 2008, we had $330,358 in cash on hand and approximately $1,036,000 of availability under our Credit Facility.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported to our management, including our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation completed as of December 31, 2007, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2008, had material weaknesses that caused our controls and procedures to be ineffective. As detailed in the Company’s Form 10-KSB for the fiscal year ended December 31, 2007, these weaknesses consisted of the lack of a formal anti-fraud program, inadequate controls over financial software systems and high risk spreadsheets, and proper controls over the timely resubmission of insurance claims. There have been no significant changes to our controls or other factors that could significantly affect internal controls subsequent to the period covered by this Quarterly Report.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with our policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We continuously evaluate our internal controls and make changes to improve them.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T – Controls and Procedures

Not applicable.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

US Labs Settlement

On October 26, 2006, Accupath Diagnostics Laboratories, Inc. d/b/a US Labs, a California corporation (“US Labs”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles (entitled Accupath Diagnostics Laboratories, Inc. v. NeoGenomics, Inc., et al., Case No. BC 360985) (the “Lawsuit”) against the Company and Robert Gasparini, as an individual, and certain other employees and non-employees of NeoGenomics (the “Defendants”) with respect to claims arising from discussions with current and former employees of US Labs.  On March 18, 2008, we reached a preliminary agreement to settle US Labs' claims, and in accordance with SFAS No. 5, Accounting For Contingencies, as of December 31, 2007 we accrued a $375,000 loss contingency, which consisted of $250,000 to provide for the Company's expected share of this settlement, and $125,000 to provide for the Company's share of the estimated legal fees up to the date of settlement.

On April 23, 2008, the Company and US Labs entered into a Settlement Agreement and Release (the "Settlement Agreement"); whereby, both parties agreed to settle and resolve all claims asserted in and arising out of the aforementioned lawsuit. Pursuant to the Settlement Agreement, the Defendants are required to pay $500,000 to US Labs, of which $250,000 shall be paid on or prior to May 1, 2008 with funds from the Company's insurance carrier and the remaining $250,000 shall be paid by the Company on the last day of each month in equal installments of $31,250 commencing on May 31, 2008.  In May 2008, our insurance carrier paid $250,000 to US Labs.   Under the terms of the Settlement Agreement, there are certain provisions agreed to in the event of default.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

ITEM 6 – EXHIBITS
EXHIBIT NO.	DESCRIPTION	FILING REFERENCE
3.1	Articles of Incorporation, as amended	(i)
3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2003.	(ii)
3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003.	(ii)
3.4	Amended and Restated Bylaws, dated April 15, 2003.	(ii)
10.1	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.2	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	(iv)
10.3	Guaranty of NeoGenomics, Inc., dated March 23, 2005	(iv)
10.4	Stock Pledge Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	(iv)
10.5	Warrants issued to Aspen Select Healthcare, L.P., dated March 23, 2005	(iv)
10.6	Securities Equity Distribution Agreement with Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P.) dated June 6, 2005	(iv)
10.7	Employment Agreement, dated December 14, 2005, between Mr. Robert P. Gasparini and the Company	(v)
10.8	Standby Equity Distribution Agreement with Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P.) dated June 6, 2005	(vi)
10.9	Registration Rights Agreement with Yorkville Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P.)Capital partners, L.P. related to the Standby Equity Distribution dated June 6, 2005	(vi)
10.10	Placement Agent with Spartan Securities Group, Ltd., related to the Standby Equity Distribution dated June 6, 2005	(vi)
10.11	Amended and restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.12	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	(iii)
10.13	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.14	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.15	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	(iii)

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

10.16	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	(iii)
10.17	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	(iii)
10.18	Agreement with Power3 Medical Products, Inc regarding the Formation of Joint Venture & Issuance of Convertible Debenture and Related Securities	(vii)
10.19	Securities Purchase Agreement by and between NeoGenomics, Inc. and Power3 Medical Products, Inc.	(viii)
10.20	Power3 Medical Products, Inc. Convertible Debenture	(viii)
10.21	Agreement between NeoGenomics and Noble International Investments, Inc.	(xiv)
10.22	Subscription Document	(xiv)
10.23	Investor Registration Rights Agreement	(xiv)
10.24	Revolving Credit and Security Agreement, dated February 1, 2008, by and between NeoGenomics, Inc., the Nevada corporation, NeoGenomics, Inc., the Florida corporation and CapitalSource Finance LLC	(xii)
10.25	Employment Agreement, dated March 12, 2008, between Mr. Robert P. Gasparini and the Company	(xiii)
31.1	Certification by Principal Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification by Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification by Principal Executive Office, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Footnotes
(i)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed February 10, 1999.
(ii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, filed May 20, 2003.
(iii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed April 3, 2006.
(iv)	Incorporated by reference to the Company’s Report on Form 8-K, filed March 30, 2005.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

(v)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed April 15, 2005.
(vi)	Incorporated by reference to the Company’s Report on Form 8-K for the SEC filed June 8, 2005.
(vii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 2, 2007 amended on Form 10-K/A filed September 11, 2007.
(viii)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, filed May 15, 2007.
(ix)	Incorporated by reference to the Company’s Registration statement on Form SB-2 filed July 6, 2007, amended on Form SB-2/A filed July 12, 2007 and amended on Form SB-2/A filed September 14, 2007.
(x)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed August 17, 2007.
(xi)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed November 19, 2007.
(xii)	Incorporated by reference to the Company’s Report on Form 8-K for the SEC filed February 7, 2008.
(xiii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed April 14, 2008

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2008	NEOGENOMICS, INC.

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

Signatures	Title(s)	Date

/s/ Michael T. Dent	Chairman of the Board	May 13, 2008
Michael T. Dent, M.D.

/s/ Robert P. Gasparini	President, Principal Executive Officer and Director	May 13, 2008
Robert P. Gasparini

/s/ Steven C. Jones	Acting Principal Financial Officer and Director	May 13, 2008
Steven C. Jones

/s/ George G. O’Leary	Director	May 13, 2008
George G. O’Leary

/s/ Peter M. Peterson	Director	May 13, 2008
Peter M. Peterson

/s/ William J. Robison	Director	May 13, 2008
William J. Robison

/s/ Marvin E. Jaffe	Director	May 13, 2008
Marvin E. Jaffe