Form 10-Q
period 2008-06-30
NEOGENOMICS INC
filed 2008-08-14
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 333-72097

NEOGENOMICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	74-2897368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12701 Commonwealth Drive, Suite 9,
Fort Myers, FL 33913
(239)-768-0600
(Address, including zip code, and area code and telephone
number of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of August 12, 2008, the registrant had 31,453,566 shares of Common Stock, par value $0.001 per share outstanding

TABLE OF CONTENTS

FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as “NeoGenomics” or the “Company” in this Form 10-Q), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, competition and the ability of the Company to continue its growth strategy, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NEOGENOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$442,187	$210,573
Accounts receivable (net of allowance for doubtful accounts of $390,638 and $414,548, respectively)	3,641,822	3,236,751
Inventories	364,259	304,750
Other current assets	746,209	400,168
Total current assets	5,194,477	4,152,242

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $1,185,750 and $862,030,respectively)	2,215,613	2,108,083

OTHER ASSETS	255,566	260,575

TOTAL ASSETS	$7,665,656	$6,520,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,902,813	$1,799,159
Accrued expenses and other liabilities	1,203,374	1,319,580
Revolving credit line	1,053,471	-
Short-term portion of equipment capital leases	320,682	242,966
Total current liabilities	4,480,340	3,361,705

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	854,293	837,081

TOTAL LIABILITIES	5,334,633	4,198,786
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 31,368,256 and 31,391,660 shares issued and outstanding, respectively)	31,368	31,391
Additional paid-in capital	17,022,971	16,820,954
Accumulated deficit	(14,723,316)	(14,530,231)
Total stockholders’ equity	2,331,023	2,322,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,665,656	$6,520,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three- Months Ended June 30, 2008	For the Three- Months Ended June 30, 2007	For the Six- Months Ended June 30, 2008	For the Six- Months Ended June 30, 2007

NET REVENUE	$4,881,402	$2,344,032	$9,044,164	$4,586,694

COST OF REVENUE	2,183,758	1,165,813	4,042,231	2,102,546

GROSS PROFIT	2,697,644	1,178,219	5,001,933	2,484,148

OPERATING EXPENSES
General and administrative	2,556,121	2,059,166	5,070,676	3,485,713
Interest expense, net	69,246	92,556	124,342	191,480
Total operating expenses	2,625,367	2,151,722	5,195,018	3,677,193

NET INCOME (LOSS)	$72,277	$(973,503)	$(193,085)	$(1,193,045)

NET INCOME (LOSS) PER SHARE
- Basic	$0.00	$(0.03)	$(0.01)	$(0.04)
- Diluted	$0.00	$(0.03)	$(0.01)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- Basic	31,367,144	28,941,466	31,383,824	28,160,643
- Diluted	38,243,857	28,941,466	31,383,824	28,160,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(unaudited)

	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(193,085)	$(1,193,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	815,011	278,000
Depreciation	323,720	180,455
Impairment of assets	-	2,235
Amortization of debt issue costs	22,076	15,615
Amortization of credit facility warrants	-	39,285
Stock based compensation	124,539	140,240
Non cash consulting expenses	67,042	84,608

Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(1,220,083)	(1,000,147)
(Increase) decrease in inventories	(59,508)	(245,108)
(Increase) decrease in other current assets	(368,117)	(108,376)
(Increase) decrease in deposits	5,009	(17,286)
Increase (decrease) in accounts payable and other liabilities	(38,205)	255,703
NET CASH USED IN OPERATING ACTIVITIES	(521,601)	(1,567,821)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(170,764)	(221,264)
Purchase of convertible debenture	-	(200,000)

NET CASH USED IN INVESTING ACTIVITIES	(170,764)	(421,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances / (repayments) to affiliates, net	-	(1,675,000)
Advances / (repayments) on credit facility	1,053,471	-
Repayment of capital leases	(139,905)	(63,157)
Issuance of common stock and warrants for cash, net of transaction expenses	10,413	5,224,856
Repayment of notes payable	-	(2,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	923,979	3,484,699

NET INCREASE IN CASH AND CASH EQUIVALENTS	231,614	1,495,614

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	210,573	126,264

CASH AND CASH EQUIVALENTS, END OF PERIOD	$442,187	$1,621,878

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$107,820	$163,282
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases, including $140,000 in accrued expenses at December 31, 2007	$234,833	$272,265
Equipment purchased and included in accounts payable at June 30, 2008	$165,653	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

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

Net Income (Loss) Per Common Share

We compute net income (loss) per share in accordance with Financial Accounting Standards Statement No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Equivalent shares consist of employee stock options and certain warrants issued to consultants and other providers of financing to the Company. Common equivalent shares outstanding as of June 30, 2008 includes approximately 4.3 million equivalent shares for unexercised warrants and approximately 2.6 million shares for unexercised stock options, and these were included in the earnings per share calculation for the three months ended June 30, 2008. There were no common equivalent shares included in the calculation of diluted earnings per share for the six month period ended June 30, 2008 and for the three and six month periods ended June 30, 2007, because they were anti-dilutive for those periods.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” (“SFAS 159”).  SFAS 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted this Statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for the Company as of January 1, 2009 and currently, we do not expect it to have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 is not expected to have a material impact on the Company’s financial statements.

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

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month at an annual rate based on the one-month LIBOR plus 3.25%, subject to a LIBOR floor of 3.14%. At June 30, 2008, the effective rate of interest was 6.39%.

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

On June 30, 2008, the available credit under the Credit Facility was approximately $589,000 and the outstanding borrowing was $1,053,471 after netting of $55,319 in compensating cash on hand.

NOTE C – LIQUIDITY

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2008, we had stockholders’ equity of $2,331,023. On February 1, 2008, we entered into a revolving credit facility with CapitalSource Finance, LLC, which allows us to borrow up to $3,000,000 based on a formula which is based upon our eligible accounts receivable, as defined in the Credit Agreement. As of June 30, 2008, we had approximately $442,000 in cash on hand and $589,000 of availability under our Credit Facility. As such, we believe we have adequate resources to meet our operating commitments for the next twelve months and accordingly our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

On April 23, 2008, the Company and US Labs entered into a Settlement Agreement and Release (the "Settlement Agreement") whereby both parties agreed to settle and resolve all claims asserted in and arising out of the aforementioned lawsuit. Pursuant to the Settlement Agreement, the Defendants are required to pay $500,000 to US Labs, of which $250,000 was paid with funds from the Company's insurance carrier in May 2008 and the remaining $250,000 is being paid by the Company in equal installments of $31,250 commencing on May 31, 2008. Under the terms of the Settlement Agreement, there are certain provisions agreed to in the event of default. As of June 30, 2008, the remaining amount due was $187,500, and no events of default had occurred.

Private Placement of Common Stock and Related SEC Review

During 2007, we received a comment letter from the SEC Staff questioning certain matters disclosed in our Form 10-KSB as of and for the year ended December 31, 2006. As a result, we were unable to effectively complete the Registration Statement filed in connection with the June 2007 Private Placement (the “Private Placement”) of the Company’s common stock. As of December 31, 2007 and pursuant to the terms of the Private Placement, the Company accrued $282,000 in penalties as liquidated damages, which are expected to be incurred for the period commencing on the 120th day following the Private Placement through June 2008, the date we anticipated to be able to effectively complete the Registration Statement for the Private Placement shares.

On April 29, 2008, we filed an amended 2006 Form 10-KSB/A with the SEC, and on April 30, 2008 we received correspondence from the SEC that they have completed their review and that they had no further comments.

On June 3, 2008, we filed a Registration Statement on Form S-1/A, and received a notice of effectiveness for the Private Placement shares on July 1, 2008.

NOTE E – RELATED PARTY TRANSACTIONS

During the six month periods ended June 30, 2008 and 2007, Steven C. Jones, a director of the Company, earned $106,775 and $32,000, respectively, for various consulting work performed in connection with his duties as Acting Principal Financial Officer.

During the six month period ended June 30, 2008 and 2007, George O’Leary, a director of the Company, earned $565 and $9,500, respectively, in cash for various consulting work performed for the Company.

NOTE F – POWER 3 MEDICAL PRODUCTS, INC.

On April 2, 2007, we entered into an agreement (the “Letter Agreement”) with Power3 Medical Products, Inc., a New York Corporation (“Power3”) regarding the formation of a joint venture Contract Research Organization (“CRO”) and the issuance of convertible debentures and related securities by Power3 to us. Power3 is an early stage company engaged in the discovery, development, and commercialization of protein biomarkers. Under the terms of the agreement, NeoGenomics and Power3 agreed to enter into a joint venture agreement pursuant to which the parties would jointly own a CRO and begin commercializing Power3’s intellectual property portfolio of seventeen patents pending by developing diagnostic tests and other services around one or more of the more than 500 differentially expressed protein biomarkers that Power3 believes it has discovered to date. Power3 has agreed to license all of its intellectual property on a non-exclusive basis to the CRO for selected commercial applications as well as provide certain management personnel. We will provide access to cancer samples, management and sales & marketing personnel, laboratory facilities and working capital. Subject to final negotiation, we will own a minimum of 60% and up to 80% of the new CRO venture.

As part of the agreement, we provided $200,000 of working capital to Power3 by purchasing a convertible debenture on April 17, 2007 pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between us and Power3. The debenture has a term of two years and a 6% per annum interest rate which is payable quarterly on the last calendar day of each quarter. We were also granted two options to increase our stake in Power3 to up to 60% of Power3’s fully diluted shares. The first option (the “First Option”) is a fixed option to purchase convertible preferred stock of Power3 that is convertible into such number of shares of Power3 Common Stock, in one or more transactions, up to 20% of Power3’s voting Common Stock at a purchase price per share, which will also equal the initial conversion price per share, equal to the lesser of (a) $0.20 per share, or (b) $20,000,000 divided by the fully-diluted shares outstanding on the date of the exercise of the First Option. This First Option is exercisable for a period starting on the date of purchase of the convertible debenture by NeoGenomics and extending until the day which is the later of (y) November 16, 2007 or (z) the date that certain milestones specified in the agreement have been achieved. As of June 30, 2008, the milestones described in the letter agreement had not been met. The First Option is exercisable in cash or NeoGenomics Common Stock at our option, provided, however, that we must include at least $1.0 million of cash in the consideration if we elect to exercise this First Option. The second option (the “Second Option”), which is only exercisable to the extent that we have exercised the First Option, provides that we will have the option to increase our stake in Power3 to up to 60% of fully diluted shares of Power3 over the twelve month period beginning on the expiration date of the First Option in one or a series of transactions by purchasing additional convertible preferred stock of Power3 that is convertible into voting Common Stock and the right to receive additional warrants. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised within six months of exercise of the First Option, be the lesser of (a) $0.40 per share or (b) $40,000,000 divided by the fully diluted shares outstanding on the date of exercise of the Second Option. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised after six months, but within twelve months of exercise of the First Option, be the lesser of (y) $0.50 per share or (z) an equity price per share equal to $50,000,000 divided by the fully diluted shares outstanding on the date of any purchase. The exercise price of the Second Option may be paid in cash or in any combination of cash and our Common Stock at our option.

As of June 30, 2008, the parties were engaged in good faith negotiations to clarify and amend certain terms of the Letter Agreement. Until such time as an agreement can be reached with Power3 modifying the original terms of the Letter Agreement, it is the position of NeoGenomics that Power3 has not yet met the milestones outlined in the original agreement and, as a result, the First and Second Options are still valid.

The convertible debenture, because it is convertible into restricted shares of stock, is recorded under the fair value method at its initial cost of $200,000 if the stock price of Power3 is less than $0.20 per share or at fair value if the stock price of Power3 is greater than $0.20 per share. As of June 30, 2008, the stock price of Power3 was less than $0.20 per share and, accordingly, the convertible debenture is carried at cost and is included in Other Assets.

END OF FINANCIAL STATEMENTS.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-KSB for the year ended December 31, 2007, and there have been no material changes in the six months ended June 30, 2008.

Overview

NeoGenomics operates a network of cancer testing laboratories that specifically target the rapidly growing genetic and molecular testing segment of the medical laboratory industry. We currently operate in three laboratory locations: Fort Myers, Florida, Nashville, Tennessee and Irvine, California. We currently offer throughout the United States the following types of testing services to oncologists, pathologists, urologists, hospitals, and other laboratories: a) cytogenetics testing, which analyzes human chromosomes, b) Fluorescence In-Situ Hybridization (FISH) testing, which analyzes abnormalities at the chromosome and gene levels, c) flow cytometry testing services, which analyzes gene expression of specific markers inside cells and on cell surfaces, d) morphological testing, which analyzes cellular structures and e) molecular testing which involves analysis of DNA and RNA and prediction of the clinical significance of various cancers. All of these testing services are widely used in the diagnosis and prognosis of various types of cancer.

Our common stock is listed on the NASDAQ Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “NGNM.”

Results of Operations for the Three and Six Months Ended June 30, 2008 as Compared to the Three and Six Months Ended June 30, 2007

Revenue

Revenues increased 108%, or $2.5 million, to $4.9 million for the three months ended June 30, 2008 as compared to $2.4 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, revenues increased 97%, or $4.5 million, to $9.0 million as compared to $4.6 million for the six months ended June 30, 2007. The increase in revenues for the three and six month periods ended June 30, 2008, as compared to the same periods in the prior year was primarily attributable to increases in case and testing volume resulting from wide acceptance of our bundled testing product offering and our industry leading turnaround times, which has resulted in new customers.

Test volume increased 76%, or 3,424, to 7,906 for the three months ended June 30, 2008 as compared to 4,482 for the three months ended June 30, 2007. For the six months ended June 30, 2008, test volume increased 69%, or 5,987, to 14,655 as compared to 8,678 for the six months ended June 30, 2007. Average revenue per test increased 18%, or $94.44 to $617.43 for the three months ended June 30, 2008 as compared to $522.99 for the three months ended June 30, 2007. For the six months ended June 30, 2008, average revenue per test increased 17% or $88.17 to $616.72 as compared to $528.54 for the six months ended June 30, 2007. The increase in average revenue per test is primarily attributable to an increase in certain Medicare reimbursements for 2008, and a modest increase in our test mix of flow cytometry testing, which has the highest reimbursement rate of any test we offer. Revenues per test are a function of both the nature of the test and the payer (Medicare, Medicaid, third party insurer, institutional client etc.).

Our policy is to record as revenue the amounts that we expect to collect based on published or contracted amounts and/or prior experience with the payer. We have established a reserve for uncollectible amounts based on estimates of what we will collect from a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) co-payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers. The Company’s allowance for doubtful accounts decreased 5.8%, or approximately $24,000 to $391,000, as compared to $415,000 at December 31, 2007. The allowance for doubtful accounts was approximately 9.7% and 11.4% of accounts receivables on June 30, 2008 and December 31, 2007, respectively. This decrease is primarily attributed to our new billing system that went live in the later part of the first quarter, and reflects the fact that we have resolved most of the billing issues we discussed in our December 31, 2007 Form 10-KSB and our previous quarterly report on Form 10-Q for the period ended March 31, 2008. We expect to return to an allowance level equal to 6%-7% of our gross receivables by the end of the year, as we continue to pursue claims that are greater than 150 days outstanding from our old billing system.

Cost of Revenue

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

Cost of revenue increased 87%, or $1.0 million, to $2.2 million for the three months ended June 30, 2008 as compared to $1.2 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, cost of revenue increased 92%, or $1.9 million, to $4.0 million as compared to $2.1 million for the six months ended June 30, 2007. The increase in cost of revenue for the three and six month periods ended June 30, 2008, as compared to the same periods in the prior year was primarily attributable to increases in all areas of costs of revenue as the Company scaled its operations in order meet increasing demand. Cost of revenue as a percentage of revenue decreased to 44.7% for the three months ended June 30, 2008 as compared to 49.7% for the three months ended June 30, 2007. For the six months ended June 30, 2008 cost of revenue as a percentage of sales decreased to 44.7% as compared to 45.8% for the six months ended June 30, 2007.

Accordingly, this resulted in gross margin increasing to 55.3% and 55.3% for the three and six months ended June 30, 2008, respectively, as compared to gross margin of 50.3% and 54.2% for the three and six months ended June 30, 2007, respectively. The increase in gross margins is primarily attributable to the Company achieving economies of scale with volume increases. We anticipate that gross margins will continue at or near these levels as we more effectively utilize our capacity.

General and Administrative Expenses

General and administrative expenses increased 24%, or $497,000, to $2.6 million for the three months ended June 30, 2008 as compared to $2.1 million for the three months ended June 30, 2007. For the six months ended June 30, 2008 general and administrative expenses increased 45%, or $1.6 million, to $5.1 million as compared to $3.5 million for the six months ended June 30, 2007. The increases in general and administrative expenses are primarily a result of adding sales and marketing personnel as well as corporate personnel to generate and support revenue growth. We anticipate general and administrative expenses will continue to grow as a result of our expected revenue growth. However, we expect these expenses to decline as a percentage of revenue as our infrastructure costs stabilize.

General and administrative expenses as a percentage of revenue decreased to 52% for the three months ended June 30, 2008 as compared to 88% for the three months ended June 30, 2007. For the six months ended June 30, 2008 general and administrative expenses as a percentage of revenue decreased to 56% as compared to 76% for the six months ended June 30, 2007. These decreases as compared to the same periods last year were primarily a result of greater economies of scale in our business from spreading our wage expense over a greater revenue base as well as a decrease in professional fees as a result of settling the litigation with US Labs earlier this year.

Bad debt expense increased 132%, or $222,000, to $390,000 for the three months ended June 30, 2008 as compared to $168,000 for the three months ended June 30, 2007. For the six months ended June 30, 2008 bad debt expense increased 193%, or $537,000 to $815,000 as compared to $278,000 for the six months ended June 30, 2007. This increase was a result of the significant increases in revenue and to a lesser extent, from the issues with our old billing system, as noted in the revenue section above and in our December 31, 2007 Form 10-KSB and our March 31, 2008 Form 10-Q. Bad debt expense as a percentage of revenue was 8% and 9% for the three and six months ended June 30, 2008, respectively, as compared to 7% and 6% for the three and six months ended June 30, 2007, respectively. Even though bad debt expense as a percentage of revenue increased as compared to the same periods last year, on a sequential basis, bad debt expense as a percentage of revenue continues to fall. For the three months ended March 31, 2008, bad debt expense was 10% of revenues and for the three months ended December 31, 2007, it was 13%. We believe that these sequential decreases demonstrate that our billing issues, which peaked towards the end of last year, are now behind us, and we expect that bad debt expense as a percentage of revenue to continue to decrease and settle at normal historical levels of 5%-7% of revenue.

Interest Expense, net

Interest expense net, which primarily represents interest on borrowing arrangements, decreased 25%, or $24,000 to $69,000 for the three months ended June 30, 2008 as compared to $93,000 for the three months ended June 30, 2007. For the six months ended June 30, 2008 interest expense, net decreased 35%, or $67,000 to $124,000 as compared to $191,000 for the six months ended June 30, 2007. This decrease is primarily a result of a greater amount of indebtedness outstanding during the comparable periods last year as compared to this year. Interest expense for the three and six months ended June 30, 2008 is related to our new credit facility with Capital Source, while interest expense for the three and six months ended June 30, 2007 was related to our previous credit facility with Aspen Select Healthcare, which had a higher average balance.

Net Income (Loss)

As a result of the foregoing, we reported net income of $72,000 for the three months ended June 30, 2008 as compared to a net loss of ($973,000) for the three months ended June 30, 2007, an improvement of over $1 million. For the six months ended June 30, 2008, we reported a net loss of ($193,000) as compared to a net loss of ($1.2 million) for the six months ended June 30, 3007, an improvement of almost $1 million.

Liquidity and Capital Resources

During the six months ended June 30, 2008, our operating activities used approximately $522,000 in cash compared with approximately $1,568,000 used in the six months ended June 30, 2007. We invested approximately $171,000 on new equipment during the six months ended June 30, 2008, compared with approximately $421,000 for the six months ended June 30, 2007. At March 31, 2008 and March 31, 2007, we had cash and cash equivalents of approximately $330,358 and $575,393, respectively. As of June 30, 2008, we had approximately $442,000 in cash on hand and $589,000 of availability under the Credit Facility. At the present time, we anticipate that based on i) our current business plan and operations, ii) our existing cash balances, and iii) the availability of our accounts receivable line with CapitalSource, we will have adequate cash for at least the next twelve months. This estimate of our cash needs does not include any additional funding which may be required for growth in our business beyond that which is planned, strategic transactions, or acquisitions. In the event that the Company grows faster than we currently anticipate or we engage in strategic transactions or acquisitions and our cash on hand and/or our availability under the CapitalSource Credit Facility is not sufficient to meet our financing needs, we may need to raise additional capital from other resources. In such event, the Company may not be able to obtain such funding on attractive terms, or at all, and the Company may be required to curtail its operations. In the event that we do need to raise additional capital, we would seek to raise this additional money through issuing a combination of debt and/or equity securities primarily through banks and/or other large institutional investors. At June 30, 2008, we had stockholders’ equity of $2,331,023.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $1.5 million to $2.0 million of additional capital equipment during the next twelve months. We plan to fund these expenditures through capital lease financing arrangements. If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported to our management, including our Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation completed as of December 31, 2007, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2008, had material weaknesses that caused our controls and procedures to be ineffective. As detailed in the Company’s Form 10-KSB for the fiscal year ended December 31, 2007, these weaknesses consisted of the lack of a formal anti-fraud program, inadequate controls over financial software systems and high risk spreadsheets, and proper controls over the timely resubmission of insurance claims. Since then we have remedied our controls over timely resubmission of insurance claims as of June 30, 2008. There have been no significant changes to our controls or other factors that could significantly affect internal controls subsequent to the period covered by this Quarterly Report.

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

On April 23, 2008, the Company and US Labs entered into a Settlement Agreement and Release (the "Settlement Agreement") whereby both parties agreed to settle and resolve all claims asserted in and arising out of the aforementioned lawsuit. Pursuant to the Settlement Agreement, the Defendants are required to pay $500,000 to US Labs, of which $250,000 was paid with funds from the Company's insurance carrier in May 2008 and the remaining $250,000 shall be paid by the Company in equal installments of $31,250 commencing on May 31, 2008. Under the terms of the Settlement Agreement, there are certain provisions agreed to in the event of default. As of June 30, 2008 the remaining amount due was $187,500, and no events of default had occurred.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS
EXHIBIT NO.	DESCRIPTION	FILING REFERENCE

3.1	Articles of Incorporation, as amended	(i)

3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2003.	(ii)

3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003.	(ii)

3.4	Amended and Restated Bylaws, dated April 15, 2003.	(ii)

10.1	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)

10.2	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	(iv)

10.3	Guaranty of NeoGenomics, Inc., dated March 23, 2005	(iv)

10.4	Stock Pledge Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	(iv)

10.5	Warrants issued to Aspen Select Healthcare, L.P., dated March 23, 2005	(iv)

10.6	Securities Equity Distribution Agreement with Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P.) dated June 6, 2005	(iv)

10.7	Employment Agreement, dated December 14, 2005, between Mr. Robert P. Gasparini and the Company	(v)

10.8	Standby Equity Distribution Agreement with Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P.) dated June 6, 2005	(vi)

10.9	Registration Rights Agreement with Yorkville Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P.)Capital partners, L.P. related to the Standby Equity Distribution dated June 6, 2005	(vi)

10.10	Placement Agent with Spartan Securities Group, Ltd., related to the Standby Equity Distribution dated June 6, 2005	(vi)

10.11	Amended and restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)

10.12	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	(iii)

10.13	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)

10.14	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)

10.15	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	(iii)

10.16	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	(iii)

10.17	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	(iii)

10.18	Agreement with Power3 Medical Products, Inc regarding the Formation of Joint Venture & Issuance of Convertible Debenture and Related Securities	(vii)

10.19	Securities Purchase Agreement by and between NeoGenomics, Inc. and Power3 Medical Products, Inc.	(viii)

10.20	Power3 Medical Products, Inc. Convertible Debenture	(viii)

10.21	Agreement between NeoGenomics and Noble International Investments, Inc.	(xiv)

10.22	Subscription Document	(xiv)

10.23	Investor Registration Rights Agreement	(xiv)

10.24	Revolving Credit and Security Agreement, dated February 1, 2008, by and between NeoGenomics, Inc., the Nevada corporation, NeoGenomics, Inc., the Florida corporation and CapitalSource Finance LLC	(xii)

10.25	Employment Agreement, dated March 12, 2008, between Mr. Robert P. Gasparini and the Company	(xiii)

10.26	Employment Agreement, dated June 24, 2008, between Mr. Jerome Dvonch and the Company	(Provided herewith)

31.1	Certification by Principal Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(Provided herewith)

31.2	Certification by Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(Provided herewith)

31.3	Certification by Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(Provided herewith)

32.1
Certification by Principal Executive Office, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Provided herewith)

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

Date: August 13, 2008	NEOGENOMICS, INC.

	By:	/s/ Robert P. Gasparini
	Name:	Robert P. Gasparini
	Title:	President and Principal Executive Officer

	By:	/s/ Steven C. Jones
	Name:	Steven C. Jones
	Title:	Acting Principal Financial Officer and Director

	By:	/s/ Jerome J. Dvonch
	Name:	Jerome J. Dvonch
	Title:	Principal Accounting Officer