Form 10-Q
period 2008-09-30
NEOGENOMICS INC
filed 2008-11-07
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of November 5, 2008, the registrant had 31,712,546 shares of Common Stock, par value $0.001 per share outstanding

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$631,365	$210,573
Accounts receivable (net of allowance for doubtful accounts of $283,111 and $414,548, respectively)	3,381,066	3,236,751
Inventories	344,608	304,750
Other current assets	900,146	400,168
Total current assets	5,257,185	4,152,242

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $1,374,942 and $862,030,respectively)	2,495,146	2,108,083

OTHER ASSETS	275,087	260,575

TOTAL ASSETS	$8,027,418	$6,520,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,904,694	$1,799,159
Accrued expenses and other liabilities	955,405	1,319,580
Revolving credit line	1,176,221	-
Short-term portion of equipment capital leases	449,776	242,966
Total current liabilities	4,486,096	3,361,705

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	1,054,321	837,081

TOTAL LIABILITIES	5,540,417	4,198,786

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 31,686,355 and 31,391,660 shares issued and outstanding, respectively)	31,686	31,391
Additional paid-in capital	17,373,756	16,820,954
Accumulated deficit	(14,918,441)	(14,530,231)
Total stockholders’ equity	2,487,001	2,322,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,027,418	$6,520,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Nine- Months Ended September 30, 2008	For the Nine- Months Ended September 30, 2007	For the Three- Months Ended September 30, 2008	For the Three- Months Ended September 30, 2007

NET REVENUE	$14,094,959	$7,709,408	$5,050,796	$3,122,714

COST OF REVENUE	6,577,549	3,623,860	2,535,318	1,521,313

GROSS PROFIT	7,517,410	4,085,548	2,515,478	1,601,401

OPERATING EXPENSES
General and administrative	7,706,284	5,664,053	2,635,608	2,178,339
Interest expense, net	199,336	205,806	74,995	14,325
Total operating expenses	7,905,620	5,869,859	2,710,603	2,192,664

NET INCOME (LOSS)	$(388,210)	$(1,784,311)	$(195,125)	$(591,263)

NET INCOME (LOSS) PER SHARE
- Basic	$(0.01)	$(0.06)	$(0.01)	$(0.02)
- Diluted	$(0.01)	$(0.06)	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- Basic	31,414,065	29,221,778	31,440,327	31,309,353
- Diluted	31,414,065	29,221,778	31,440,327	31,309,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)

	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(388,210)	$(1,784,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	1,095,387	506,286
Depreciation	512,913	295,297
Impairment of assets	-	2,235
Amortization of debt issue costs	35,321	15,615
Amortization of lease cap costs	4,080	2,516
Amortization of relocation costs	8,862	15,450
Amortization of credit facility warrants	-	39,285
Stock-based compensation	229,539	203,850
Non-cash consulting expenses	99,813	121,879
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(1,239,702)	(1,765,635)
(Increase) decrease in inventories	(39,857)	(299,269)
(Increase) decrease in pre-paid expenses	(405,841)	(191,434)
(Increase) decrease in deposits	(14,512)	(16,925)
Increase (decrease) in accounts payable and other liabilities	(79,447)	665,998
NET CASH USED IN OPERATING ACTIVITIES	(181,654)	(2,189,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(370,218)	(406,747)
Purchase of convertible debenture	-	(200,000)

NET CASH USED IN INVESTING ACTIVITIES	(370,218)	(606,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances / (repayments) to affiliates, net	-	(1,675,000)
Advances / (repayments) on credit facility	1,176,221	-
Repayment of capital leases	(244,612)	(110,000)
Issuance of common stock and warrants for cash, net of transaction expenses	41,055	5,266,578
Repayment of notes payable	-	(2,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	972,664	3,479,578

NET INCREASE IN CASH AND CASH EQUIVALENTS	420,792	683,668

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	210,573	126,266

CASH AND CASH EQUIVALENTS, END OF PERIOD	$631,365	$809,934

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$171,606	$169,320
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases, including $140,000 in accrued expenses at December 31, 2007	$538,761	$464,811
Equipment purchased and included in accounts payable at September 30, 2008	$126,227	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

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

Net Income (Loss) Per Common Share

We compute net income (loss) per share in accordance with Financial Accounting Standards Statement No. 128 “Earnings per Share” (“SFAS 128”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares outstanding as of September 30, 2008 and 2007, which consisted of employee stock options and certain warrants issued to consultants and other providers of financing to the Company, were excluded from diluted net loss per common share calculations as of such dates because they were anti-dilutive. For the three and nine months ended September 30, 2008 and 2007, we reported net loss per share and as such basic and diluted loss per share were equivalent.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for the Company as of January 1, 2009 and currently, we do not expect it to have a material impact on the Company’s financial statements.

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

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month at an annual rate based on the one-month LIBOR plus 3.25%, subject to a LIBOR floor of 3.14%. At September 30, 2008, the effective rate of interest was 6.50%.

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

On September 30, 2008, the available credit under the Credit Facility was approximately $851,000 and the outstanding borrowing was $1,176,221 after netting of $66,857 in compensating cash on hand. Subsequent to September 30, 2008, the Company and CapitalSource signed a first amendment to the Credit Agreement, as further explained in Note G.

NOTE C – LIQUIDITY

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2008, we had stockholders’ equity of $2,487,001. On February 1, 2008, we entered into a revolving credit facility with CapitalSource Finance, LLC, which allows us to borrow up to $3,000,000 based on a formula which is based upon our eligible accounts receivable, as defined in the Credit Agreement. As of September 30, 2008, we had approximately $631,000 in cash on hand and $851,000 of availability under our Credit Facility. On November 5, 2008, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion”) that provides for future sales of our common stock to Fusion in amounts up to $8.0 million over the next 30 months in amounts and at times that are solely in our discretion as described in Footnote G. On November 5, 2008, we also entered into a master lease agreement with Leasing Technologies International, Inc which allows us to draw as much as $1.0 million over the next twelve months to purchase capital equipment as described in Footnote G. As such, we believe we have adequate resources to meet our operating commitments for the next twelve months and accordingly our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

On April 23, 2008, the Company and US Labs entered into a Settlement Agreement and Release (the "Settlement Agreement") whereby both parties agreed to settle and resolve all claims asserted in and arising out of the aforementioned lawsuit. Pursuant to the Settlement Agreement, the Defendants are required to pay $500,000 to US Labs, of which $250,000 was paid with funds from the Company's insurance carrier in May 2008 and the remaining $250,000 is being paid by the Company in equal installments of $31,250 commencing on May 31, 2008. Under the terms of the Settlement Agreement, there are certain provisions agreed to in the event of default. As of September 30, 2008, the remaining amount due was $93,750, and no events of default had occurred.

Private Placement of Common Stock and Related SEC Review

During 2007, we received a comment letter from the SEC Staff questioning certain matters disclosed in our Form 10-KSB as of and for the year ended December 31, 2006. As a result, we were unable to effectively complete the Registration Statement filed in connection with the June 2007 private placement (the “Private Placement”) of the Company’s common stock. As of December 31, 2007 and pursuant to the terms of the Private Placement, the Company accrued $282,000 in penalties as liquidated damages, which were expected to be incurred for the period commencing on the 120th day following the Private Placement through June 2008, the date we anticipated to be able to effectively complete the Registration Statement for the Private Placement shares.

On April 29, 2008, we filed an amended 2006 Form 10-KSB/A with the SEC, and on April 30, 2008 we received correspondence from the SEC that they have completed their review and that they had no further comments.

On June 3, 2008, we filed a Registration Statement on Form S-1/A, and received a notice of effectiveness for the Private Placement shares on July 1, 2008. In September, 2008 the Company paid $40,500 in cash and issued 170,088 shares of common stock at $1.00 per share for a value of $170,088 for a total of $210,588 to the holders of the Private Placement shares to settle the penalty amounts due. The remaining $71,412 in accrued penalties was reversed in September, 2008 as certain shareholders had previously sold their shares, thus forfeiting their rights to any penalties paid.

NOTE E – RELATED PARTY TRANSACTIONS

During the nine month periods ended September 30, 2008 and 2007, Steven C. Jones, a director of the Company, earned $105,000 and $50,000, respectively, for various consulting work performed in connection with his duties as Acting Principal Financial Officer.

During the nine month periods ended September 30, 2008 and 2007, George O’Leary, a director of the Company, earned $9,500 and $9,500, respectively, in cash for various consulting work performed for the Company.

On September 30, 2008, the Company entered into a sale leaseback arrangement for approximately $130,000 of used laboratory equipment with Gulfpointe Capital, LLC. Three members of our board of directors Steven Jones, Peter Petersen and Marvin Jaffe are affiliated with Gulfpointe Capital, LLC. This sale/leaseback transaction was entered into after it was determined that Leasing Technologies International Inc. was unable to consummate this transaction under the lease line described in Footnote G and Messrs Jones, Peterson and Jaffe recused themselves from all aspects of both sides of this transaction. The lease has a 30 month term and a lease rate factor of 0.0397/month, which equates to monthly payments of $5,154.88 during the term. Gulfpointe Capital, LLC also received 32,475 warrants with an exercise price of $1.08, and a five year term. 25% of the warrants vested upfront and 75% vested on October 2, 2008 when the lease was funded. At the end of the term the Company options are as follows:

a)     Purchase not less than all of the equipment for its then Fair Market Value (“FMV”) not to exceed 15% of the original equipment cost.

b)     Extend the lease term for a minimum of six (6) months.

c)     Return not less than all the equipment at conclusion of the lease term.

NOTE F – POWER 3 MEDICAL PRODUCTS, INC.

On April 2, 2007, we entered into an agreement (the “Letter Agreement”) with Power3 Medical Products, Inc., a New York Corporation (“Power3”), regarding the formation of a joint venture Contract Research Organization (“CRO”) and the issuance of convertible debentures and related securities by Power3 to us. Power3 is an early stage company engaged in the discovery, development, and commercialization of protein biomarkers. Under the terms of the agreement, NeoGenomics and Power3 agreed to enter into a joint venture agreement pursuant to which the parties would jointly own a CRO and begin commercializing Power3’s intellectual property portfolio of seventeen patents pending by developing diagnostic tests and other services around one or more of the more than 500 differentially expressed protein biomarkers that Power3 believes it has discovered to date. Power3 has agreed to license all of its intellectual property on a non-exclusive basis to the CRO for selected commercial applications as well as provide certain management personnel. We will provide access to cancer samples, management and sales & marketing personnel, laboratory facilities and working capital. Subject to final negotiation, we will own a minimum of 60% and up to 80% of the new CRO venture.

As part of the agreement, we provided $200,000 of working capital to Power3 by purchasing a convertible debenture on April 17, 2007 pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) between us and Power3. The debenture has a term of two years and a 6% per annum interest rate which is payable quarterly on the last calendar day of each quarter. We were also granted two options to increase our stake in Power3 to up to 60% of Power3’s fully diluted shares. The first option (the “First Option”) is a fixed option to purchase convertible preferred stock of Power3 that is convertible into such number of shares of Power3 Common Stock, in one or more transactions, up to 20% of Power3’s voting Common Stock at a purchase price per share, which will also equal the initial conversion price per share, equal to the lesser of (a) $0.20 per share, or (b) $20,000,000 divided by the fully-diluted shares outstanding on the date of the exercise of the First Option. This First Option is exercisable for a period starting on the date of purchase of the convertible debenture by NeoGenomics and extending until the day which is the later of (y) November 16, 2007 or (z) the date that certain milestones specified in the agreement have been achieved. As of September 30, 2008, the milestones described in the letter agreement had not been met. The First Option is exercisable in cash or NeoGenomics Common Stock at our option, provided, however, that we must include at least $1.0 million of cash in the consideration if we elect to exercise this First Option. The second option (the “Second Option”), which is only exercisable to the extent that we have exercised the First Option, provides that we will have the option to increase our stake in Power3 to up to 60% of fully diluted shares of Power3 over the twelve month period beginning on the expiration date of the First Option in one or a series of transactions by purchasing additional convertible preferred stock of Power3 that is convertible into voting Common Stock and the right to receive additional warrants. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised within six months of exercise of the First Option, be the lesser of (a) $0.40 per share or (b) $40,000,000 divided by the fully diluted shares outstanding on the date of exercise of the Second Option. The purchase price per share, and the initial conversion price of the Second Option convertible preferred stock will, to the extent such Second Option is exercised after six months, but within twelve months of exercise of the First Option, be the lesser of (y) $0.50 per share or (z) an equity price per share equal to $50,000,000 divided by the fully diluted shares outstanding on the date of any purchase. The exercise price of the Second Option may be paid in cash or in any combination of cash and our Common Stock at our option.

As of September 30, 2008, the parties were engaged in negotiations to clarify and amend certain terms of the Letter Agreement. Until such time as an agreement can be reached with Power3 modifying the original terms of the Letter Agreement, it is the position of NeoGenomics that Power3 has not yet met the milestones outlined in the original agreement and, as a result, the First Option and Second Option are still valid.

The convertible debenture, because it is convertible into restricted shares of stock, is recorded under the fair value method at its initial cost of $200,000 if the stock price of Power3 is less than $0.20 per share or at fair value if the stock price of Power3 is greater than $0.20 per share. As of September 30, 2008, the stock price of Power3 was less than $0.20 per share and, accordingly, the convertible debenture is carried at cost and is included in Other Assets.

NOTE G – SUBSEQUENT EVENTS

Common Stock Purchase Agreement

On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC an Illinois limited liability company (“Fusion”).  The Stock Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion.  In consideration for entering into this Stock Agreement, on October 10, 2008, we issued to Fusion 17,500 shares of our common stock (valued at $14,700 on the date of issuance) and $17,500 as a due diligence expense reimbursement. In addition, on November 5, 2008, we issued to Fusion 400,000 shares of our common stock (valued at $280,000 on the date of issuance) as a commitment fee.  Concurrently with entering into the Stock Agreement, we entered into a registration rights agreement with Fusion.  Under the registration rights agreement, we agreed to file a registration statement with the SEC covering the 417,500 shares that have already been issued to Fusion and at least 3.0 million shares that may be issued to Fusion under the Stock Agreement.  Presently, we expect to sell no more than this initial 3.0 million shares to Fusion during the term of this Stock Agreement.

Under the Stock Agreement, after the SEC has declared effective the registration statement related to the transaction, we have the right to sell to Fusion shares of our common stock from time to time in amounts between $50,000 and $1.0 million, depending on the market price of our common stock.  The purchase price of the shares related to any future funding under the Stock Agreement will be based on the prevailing market prices of our stock at the time of such sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion.  Fusion shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.45 per share.  The Stock Agreement may be terminated by us at any time at our discretion without any cost to us.  There are no negative covenants, restrictions on future funding from other sources, penalties, further fees or liquidated damages in the agreement.

Given our current liquidity position from cash on hand and our availability under our Credit Facility with CapitalSource, we have no immediate plans to issue common stock under the Stock Agreement. If and when we do elect to sell shares to Fusion under this agreement, we expect to do so opportunistically and only under conditions deemed favorable by the Company.  Any proceeds received by the Company from sales under the Stock Agreement will be used for general corporate purposes, working capital, and/or for expansion activities.

Equipment Lease Line

On November 5, 2008, the Subsidiary entered into a master lease agreement with Leasing Technologies International, Inc. The master lease agreement establishes the general terms and conditions pursuant to which the Subsidiary may lease equipment pursuant to a $1,000,000 lease line. Advances under the lease line may be made for one year by executing equipment schedules for each advance. The lease term of any equipment schedules issued under the lease line will be for 36 months. The lease rate factor applicable for each equipment schedule is 0.0327/month. If the Subsidiary makes use of the entire lease line, the monthly rent would be $32,700. Monthly rent for the leased equipment is payable in advance on the first day of each month. The obligations of the Subsidiary are guaranteed by the Parent Company. At the end of the term of each equipment schedule the Subsidiary may:

(a)   Renew the lease with respect to such equipment for an additional 12 months at fair market value;
(b)   Purchase the equipment at fair market value, which price will not be less than 10% of cost nor more than 14% of cost;
(c)   Extend the term for an additional six months at 35% of the monthly rent paid by lessee during the initial term, equipment may then be purchased for the lesser of fair market value or 8% of cost; or
(a)   Return the equipment subject to a remarketing charge equal to 6% of cost.

First Amendment to Revolving Credit and Security Agreement

On November 3, 2008 the Company and CapitalSource signed a first amendment to the Credit Agreement.  This amendment increased the amount allowable under the Credit Agreement to pay towards the settlement of the US Labs lawsuit to $250,000 from $100,000 and documented other administrative agreements between NeoGenomics and CapitalSource.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-KSB for the year ended December 31, 2007, and there have been no material changes in the nine months ended September 30, 2008.

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

Results of Operations for the Three and Nine Months Ended September 30, 2008 as Compared to the Three and Nine Months Ended September 30, 2007

Revenue

Revenues increased 61.7%, or $1.9 million, to $5.1 million for the three months ended September 30, 2008 as compared to $3.1 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, revenues increased 82.8%, or $6.4 million, to $14.1 million as compared to $7.7 million for the nine months ended September 30, 2007. The increase in revenues for the three and nine month periods ended September 30, 2008, as compared to the same periods in the prior year was primarily attributable to increases in case and testing volume resulting from wide acceptance of our bundled testing product offering and our industry leading turnaround times, which has resulted in new customers.

Test volume increased 48.3%, or 2,730 tests, to 8,384 tests for the three months ended September 30, 2008 as compared to 5,654 tests for the three months ended September 30, 2007. For the nine months ended September 30, 2008, test volume increased 60.8%, or 8,717 tests, to 23,049 tests as compared to 14,332 tests for the nine months ended September 30, 2007. Average revenue per test increased 9.1% to $602.43 for the three months ended September 30, 2008 as compared to $552.30 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, average revenue per test increased 13.7% to $611.52 as compared to $537.91 for the nine months ended September 30, 2007. The increase in average revenue per test is primarily attributable to an increase in certain Medicare reimbursements for 2008, and an increase in our test mix of flow cytometry testing, which has the highest reimbursement rate of any test we offer. Revenues per test are a function of both the nature of the test and the payer (Medicare, Medicaid, third party insurer, institutional client etc.).

Our policy is to record as revenue the amounts that we expect to collect based on published or contracted amounts and/or prior experience with each payer. We have established a reserve for uncollectible amounts based on estimates of what we will collect from a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) co-payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers. The Company’s allowance for doubtful accounts decreased 31.7%, or approximately $132,000 to $283,000, as compared to $415,000 at December 31, 2007. The allowance for doubtful accounts was approximately 7.7% and 11.4% of accounts receivable on September 30, 2008 and December 31, 2007, respectively. This decrease is primarily attributed to our new billing system that went live in the first quarter of 2008, and the strong billings and collections team we built in the last year. We expect to return to an allowance between 6%-7% of our gross receivables by the end of the year, as we continue to resolve claims that are greater than 150 days outstanding.

Cost of Revenue

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

Cost of revenue increased 66.7%, or $1.0 million, to $2.5 million for the three months ended September 30, 2008 as compared to $1.5 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, cost of revenue increased 81.5%, or $3.0 million, to $6.6 million as compared to $3.6 million for the nine months ended September 30, 2007. The increase in cost of revenue for the three and nine month periods ended September 30, 2008, as compared to the same periods in the prior year was primarily attributable to increases in all areas of costs of revenue as the Company scaled its operations in order to meet increasing demand. Cost of revenue as a percentage of revenue increased to 50.2% for the three months ended September 30, 2008 as compared to 48.7% for the three months ended September 30, 2007. For the nine months ended September 30, 2008 cost of revenue as a percentage of sales decreased to 46.7% as compared to 47.0% for the nine months ended September 30, 2007.

Accordingly, this resulted in gross margin decreasing to 49.8% for the three months ended September 30, 2008 as compared to 51.0% for the three months ended September 30, 2007. For the nine months ended September 30, 2008 gross margin increased to 53.3% as compared to 53.0% for the nine months ended September 30, 2007. The decrease in gross margins for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 is primarily attributable to increased courier cost and personnel and related expenses as well as certain one-time charges associated with validating our new Immunohistochemistry test offerings and the completion of a low margin contract in our contract research organization. In addition, during the three months ended September 30, 2008, we had higher than usual outsourcing fees related to the performance of certain molecular tests that we have now brought back in house.

General and Administrative Expenses

General and administrative expenses increased 21.0%, or $457,000, to $2.6 million for the three months ended September 30, 2008 as compared to $2.2 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008 general and administrative expenses increased 36.1%, or $2.0 million, to $7.7 million as compared to $5.7 million for the nine months ended September 30, 2007. The increases in general and administrative expenses are primarily a result of adding sales and marketing personnel as well as corporate personnel to generate and support revenue growth. We anticipate general and administrative expenses will continue to grow as a result of our expected revenue growth. However, we expect these expenses to decline as a percentage of revenue as our infrastructure costs stabilize.

General and administrative expenses as a percentage of revenue decreased to 52.2% for the three months ended September 30, 2008 as compared to 69.8% for the three months ended September 30, 2007. For the nine months ended September 30, 2008 general and administrative expenses as a percentage of revenue decreased to 54.7% as compared to 73.5% for the nine months ended September 30, 2007. These decreases as compared to the same periods last year were primarily a result of greater economies of scale in our business from spreading our wage expense over a greater revenue base as well as a decrease in professional fees as a result of settling the litigation with US Labs earlier this year.

Bad debt expense increased 22.8%, or $52,000, to $280,000 for the three months ended September 30, 2008 as compared to $228,000 for the three months ended September 30, 2007. For the nine months ended September 30, 2008 bad debt expense increased 116.4%, or $589,000 to $1,095,000 as compared to $506,000 for the nine months ended September 30, 2007. This increase was a result of the significant increases in revenue. Bad debt expense as a percentage of revenue was 5.6% for the three months ended September 30, 2008 as compared to 7.3% for the months ended September 30, 2007. For the nine months ended September 30, 2008 bad debt expense as a percentage of revenue was 7.8% as compared to 6.6% for the nine months ended September 30, 2007.

The decrease in bad debt expense as a percentage of revenue for the three months ended September 30, 2008 as compared to three months ended September 30, 2007 is the result of many changes we have made in our billing practices as well as the implementation of a more effective billing system, which we believe have corrected the billing issues we experienced towards the end of last year. Moving forward, we expect that bad debt expense as a percentage of revenue will run between 5%-7% of revenue.

The increase in bad debt expense as a percentage of revenue for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was a result of the increased reserves that we took earlier this year to address the previously discussed billing issues we experienced in late 2007.

Interest Expense, net

Interest expense net, which primarily represents interest on borrowing arrangements, increased 423.5%, or $61,000 to $75,000 for the three months ended September 30, 2008 as compared to $14,000 for the three months ended September 30, 2007. For the nine months ended September 30, 2008 interest expense, net decreased 3.1%, or $6,000 to $199,000 as compared to $206,000 for the nine months ended September 30, 2007. Interest expense for the three and nine months ended September 30, 2008 is related to our new credit facility with Capital Source, while interest expense for the three and nine months ended September 30, 2007 was related to our previous credit facility with Aspen Select Healthcare, which had a higher average balance and higher interest rate, but was paid off in the second quarter of 2007, thus resulting in no interest expense in the third quarter of 2007 as compared to the third quarter of 2008.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of approximately $(195,000) or ($0.01) per share for the three months ended September 30, 2008 as compared to a net loss of approximately ($591,000) or ($0.02) per share for the three months ended September 30, 2007, an improvement of $396,000. For the nine months ended September 30, 2008, we reported a net loss of approximately ($388,000) or ($0.01) per share as compared to a net loss of ($1,784,000) or ($0.06) per share for the nine months ended September 30, 2007, an improvement of almost $1.4 million.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, our operating activities used approximately $182,000 in cash compared with approximately $2,189,000 used in the nine months ended September 30, 2007. We invested approximately $370,000 on new equipment during the nine months ended September 30, 2008, compared with approximately $607,000 for the nine months ended September 30, 2007. As of November 5, 2008, we had approximately $625,000 in cash on hand and $1,250,000 of availability under our Credit Facility with CapitalSource. On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC (“Fusion”) that provides for future sales of our common stock to Fusion in amounts up to $8.0 million over the next 30 months in amounts and at times that are solely in our discretion. If we elect to sell stock to Fusion under the Stock Agreement, any proceeds received by us would be used for general corporate purposes or to pursue strategic opportunities that may arise. On November 5, 2008, we also entered into a master lease agreement with Leasing Technologies International, Inc. (“LTI”), which allows us to draw as much as $1.0 million over the next twelve months to purchase capital equipment. At the present time, we anticipate that based on i) our current business plan and operations, ii) our existing cash balances, iii) the availability of our accounts receivable Credit Facility with CapitalSource, iv) the availability of equity capital under the Fusion Stock Agreement, and v) the availability of equipment financing under the master lease agreement with LTI, we will have adequate liquidity for at least the next twelve months. This estimate of our cash needs does not include any additional funding which may be required for growth in our business beyond that which is planned or cash that may be required to pursue strategic transactions or acquisitions. In the event that the Company grows faster than we currently anticipate or we engage in strategic transactions or acquisitions and our cash on hand and/or our availability under the CapitalSource Credit Facility, the Fusion Stock Agreement, or the LTI master lease agreement is not sufficient to meet our financing needs, we may need to raise additional capital from other sources. In such event, we may not be able to obtain such funding on attractive terms, or at all, and the Company may be required to curtail its operations. In the event that we do need to raise additional capital, we would seek to raise this additional money through issuing a combination of debt and/or equity securities primarily through banks and/or other large institutional investors. At September 30, 2008, we had stockholders’ equity of $2,487,000.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $1.5 million to $2.0 million of additional capital equipment during the next twelve months. We plan to fund these expenditures through capital lease financing arrangements and through our master lease agreement with LTI. If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Subsequent Events

Common Stock Purchase Agreement

On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC an Illinois limited liability company (“Fusion”).  The Stock Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion.  In consideration for entering into this Stock Agreement, on October 10, 2008, we issued to Fusion 17,500 shares of our common stock (valued at $14,700 on the date of issuance) and $17,500 as a due diligence expense reimbursement. In addition, on November 5, 2008, we issued to Fusion 400,000 shares of our common stock (valued at $280,000 on the date of issuance) as a commitment fee. Concurrently with entering into the Stock Agreement, we entered into a registration rights agreement with Fusion.  Under the registration rights agreement, we agreed to file a registration statement with the SEC covering the 417,500 shares that have already been issued to Fusion and at least 3.0 million shares that may be issued to Fusion under the Stock Agreement.  Presently, we expect to sell no more than this initial 3.0 million shares to Fusion during the term of this Stock Agreement.

Under the Stock Agreement, after the SEC has declared effective the registration statement related to the transaction, we have the right to sell to Fusion shares of our common stock from time to time in amounts between $50,000 and $1.0 million, depending on the market price of our common stock.  The purchase price of the shares related to any future funding under the Stock Agreement will be based on the prevailing market prices of our stock at the time of such sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion.  Fusion shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.45 per share.  The Stock Agreement may be terminated by us at any time at our discretion without any cost to us.  There are no negative covenants, restrictions on future funding from other sources, penalties, further fees or liquidated damages in the agreement.

Given our current liquidity position from cash on hand and our availability under our Credit Facility with CapitalSource, we have no immediate plans to issue common stock under the Stock Agreement. If and when we do elect to sell shares to Fusion under this agreement, we expect to do so opportunistically and only under conditions deemed favorable by the Company.  Any proceeds received by the Company from sales under the Stock Agreement will be used for general corporate purposes, working capital, and/or for expansion activities.

Equipment Lease Line

On November 5, 2008, the Subsidiary entered into a master lease agreement with Leasing Technologies International, Inc. The master lease agreement establishes the general terms and conditions pursuant to which the Subsidiary may lease equipment pursuant to a $1,000,000 lease line. Advances under the lease line may be made for one year by executing equipment schedules for each advance. The lease term of any equipment schedules issued under the lease line will be for 36 months. The lease rate factor applicable for each equipment schedule is 0.0327/month. If the Subsidiary makes use of the entire lease line, the monthly rent would be $32,700. Monthly rent for the leased equipment is payable in advance on the first day of each month. The obligations of the Subsidiary are guaranteed by the Parent Company. At the end of the term of each equipment schedule the Subsidiary may:

(d)   Renew the lease with respect to such equipment for an additional 12 months at fair market value;
(e)   Purchase the equipment at fair market value, which price will not be less than 10% of cost nor more than 14% of cost;
(f)   Extend the term for an additional six months at 35% of the monthly rent paid by lessee during the initial term, equipment may then be purchased for the lesser of fair market value or 8% of cost; or
(b)   Return the equipment subject to a remarketing charge equal to 6% of cost.

First Amendment to Revolving Credit and Security Agreement

On November 3, 2008 the Company and CapitalSource signed a first amendment to the Credit Agreement.  This amendment increased the amount allowable under the Credit Agreement to pay towards the settlement of the US Labs lawsuit to $250,000 from $100,000 and documented other administrative agreements between NeoGenomics and CapitalSource.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this report due to the material weaknesses that were originally described more fully in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 relating to (i) our failure to develop and maintain a company wide anti-fraud program over the initiating and processing of financial transactions, as well as other company wide procedures which may have an impact on internal controls over financial reporting, (ii) failure by senior management to maintain sufficient controls related to the establishing, maintaining, and assigning of user access security levels in the accounting and billing software packages used to initiate, process, record, and report financial transactions and financial statements and (iii) failure to maintain proper spreadsheet controls.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T – Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

US Labs Settlement

A civil lawsuit is currently pending between the Company and its liability insurer, FCCI Commercial Insurance Company ("FCCI") in the 20th Judicial Circuit Court in and for Lee County, Florida (Case No. 07-CA-017150). FCCI filed the suit on December 12, 2007 in response to the Company's demands for insurance benefits with respect to an underlying action involving US Labs (a settlement agreement has since been reached in the underlying action, and thus that case has now concluded). Specifically, the Company maintains that the underlying plaintiff's allegations triggered the subject insurance policy's personal and advertising injury coverage. In the lawsuit, FCCI seeks a court judgment that it owes no obligation to the Company regarding the underlying action (FCCI does not seek monetary damages). The Company has counterclaimed against FCCI for breach of the subject insurance policy, and seeks recovery of defense costs incurred in the underlying matter, amounts paid in settlement thereof, and fees and expenses incurred in litigating with FCCI. The court recently denied a motion by FCCI for judgment on the pleadings, and the parties are proceeding with discovery. We intend to aggressively pursue all remedies in this matter and believe that the courts will ultimately find that FCCI had a duty to provide coverage in the US Labs litigation.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 – OTHER INFORMATION

The Company’s disclosure in this Quarterly Report on Form 10-Q under the heading “Subsequent Events” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is hereby incorporated by reference into this item.

ITEM 6 – EXHIBITS

EXHIBIT NO.	DESCRIPTION	FILING REFERENCE

3.1	Articles of Incorporation, as amended	(i)
3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2003.	(ii)
3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003.	(ii)
3.4	Amended and Restated Bylaws, dated April 15, 2003.	(ii)
10.1	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.2	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	(iv)
10.3	Guaranty of NeoGenomics, Inc., dated March 23, 2005	(iv)
10.4	Stock Pledge Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	(iv)
10.5	Warrants issued to Aspen Select Healthcare, L.P., dated March 23, 2005	(iv)
10.6	Securities Equity Distribution Agreement with Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P.) dated June 6, 2005	(iv)
10.7	Employment Agreement, dated December 14, 2005, between Mr. Robert P. Gasparini and the Company	(v)
10.8	Standby Equity Distribution Agreement with Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P.) dated June 6, 2005	(vi)
10.9	Registration Rights Agreement with Yorkville Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P.)Capital partners, L.P. related to the Standby Equity Distribution dated June 6, 2005	(vi)
10.10	Placement Agent with Spartan Securities Group, Ltd., related to the Standby Equity Distribution dated June 6, 2005	(vi)
10.11	Amended and restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.12	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	(iii)
10.13	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.14	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iii)
10.15	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	(iii)

10.16	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	(iii)
10.17	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	(iii)
10.18	Agreement with Power3 Medical Products, Inc regarding the Formation of Joint Venture & Issuance of Convertible Debenture and Related Securities	(vii)
10.19	Securities Purchase Agreement by and between NeoGenomics, Inc. and Power3 Medical Products, Inc.	(viii)
10.20	Power3 Medical Products, Inc. Convertible Debenture	(viii)
10.21	Agreement between NeoGenomics and Noble International Investments, Inc.	(xiv)
10.22	Subscription Document	(xiv)
10.23	Investor Registration Rights Agreement	(xiv)
10.24	Revolving Credit and Security Agreement, dated February 1, 2008, by and between NeoGenomics, Inc., the Nevada corporation, NeoGenomics, Inc., the Florida corporation and CapitalSource Finance LLC	(xii)
10.25	Employment Agreement, dated March 12, 2008, between Mr. Robert P. Gasparini and the Company	(xiii)
10.26	Employment Agreement, dated June 24, 2008, between Mr. Jerome Dvonch and the Company	(xiv)
10.27	Common Stock Purchase Agreement, dated November 5, 2008, between Neogenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	(Provided herewith)
10.28	Registration Rights Agreement, dated November 5, 2008, between Neogenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	(Provided herewith)
10.29	Master Lease Agreement, dated November 5, 2008, between Neogenomics, Inc., a Florida corporation, and Leasing Technologies International Inc.	(Provided herewith)
10.30	Guaranty Agreement, dated November 5, 2008, between Neogenomics, Inc., a Nevada corporation, and Leasing Technologies International, Inc.	(Provided herewith)
10.31
First Amendment to Revolving Credit and Security Agreement, dated November 3, 2008, among Neogenomics, Inc., a Florida corporation, Neogenomics, Inc., a Nevada corporation, and CapitalSource Finance LLC

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

(Provided herewith)
Footnotes
(i)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed February 10, 1999.
(ii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, filed May 20, 2003.
(iii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed April 3, 2006.
(iv)	Incorporated by reference to the Company’s Report on Form 8-K, filed March 30, 2005.
(v)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed April 15, 2005.
(vi)	Incorporated by reference to the Company’s Report on Form 8-K for the SEC filed June 8, 2005.
(vii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 2, 2007 amended on Form 10-K/A filed September 11, 2007.
(viii)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, filed May 15, 2007.
(ix)	Incorporated by reference to the Company’s Registration statement on Form SB-2 filed July 6, 2007, amended on Form SB-2/A filed July 12, 2007 and amended on Form SB-2/A filed September 14, 2007.
(x)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed August 17, 2007.
(xi)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed November 19, 2007.
(xii)	Incorporated by reference to the Company’s Report on Form 8-K for the SEC filed February 7, 2008.
(xiii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed April 14, 2008
(xiv)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2008	NEOGENOMICS, INC.

	By:	/s/ Robert P. Gasparini
	Name:	Robert P. Gasparini
	Title:	President and Principal Executive Officer

	By:	/s/ Steven C. Jones
	Name:	Steven C. Jones
	Title:	Acting Principal Financial Officer and Director

	By:	/s/ Jerome J. Dvonch
	Name:	Jerome J. Dvonch
	Title:	Principal Accounting Officer