Form 10-K
period 2008-12-31
NEOGENOMICS INC
filed 2009-04-14
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number:  333-72097

NEOGENOMICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	74-2897368
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12701 Commonwealth Drive, Suite 9, Fort Myers, FL 33913
(Address of principal executive offices, Zip code)

(239) 768-0600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form  10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act):   ☐ Yes ☒ No

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $24.2 million, based on the closing price of the registrant’s common stock of $1.20 per share on June 30, 2008.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 31, 2009:  33,056,021

NEOGENOMICS, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2008

PART I

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections.  These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management.  The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.  These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission.

Forward-looking statements include, but are not limited to, statements about:

•	The expected reimbursement levels from governmental payors and private insurers;

•
The application, to our business and the services we provide, of existing laws, rules and regulations, including without limitation, Medicare laws, anti-kickback laws, Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations, state medical privacy laws, federal and state false claims laws and corporate practice of medicine laws;

•	Regulatory developments in the United States;

•	Our ability to maintain our license under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);

•	Our ability to expand our operations and increase our market share;

•	Our ability to expand our service offerings by adding new testing capabilities;

•	Our ability to compete with other diagnostic laboratories;

•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;

•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure; and

•	The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements.

These forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K.  You should read this Annual Report on Form 10-K, and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 1.	DESCRIPTION OF BUSINESS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as “NeoGenomics” or the “Company” in this Form 10-K) is the registrant for SEC reporting purposes.  Our common stock is listed on the OTC Bulletin Board under the symbol “NGNM.”

Overview

NeoGenomics operates a network of cancer-focused testing laboratories whose mission is to provide high quality testing services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States under the mantra “When time matters and results count”.  The Company’s laboratory network currently offers the following types of testing services:

a)	cytogenetics testing, which analyzes human chromosomes;

b)	Fluorescence In-Situ Hybridization (“FISH”) testing, which analyzes abnormalities at the chromosomal and gene levels;

c)	flow cytometry testing, which analyzes gene expression of specific markers inside cells and on cell surfaces;

d)	immunohistochemistry testing, which analyzes the distribution of tumor antigens in specific cell and tissue types, and

d)	molecular testing which involves analysis of DNA and RNA to diagnose and predict the clinical significance of various genetic sequence disorders.

All of these testing services are widely utilized in the diagnosis, prognosis, and prediction for response to therapy of various types of cancers.

Market Opportunity

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

Genetic and molecular testing typically involves analyzing chromosomes, genes or DNA/RNA sequences for abnormalities.  New tests are being developed at an accelerated pace, thus this market niche continues to expand rapidly.  Genetic and molecular testing requires highly specialized equipment and credentialed individuals (typically MD or PhD level) to certify results and typically yields the highest reimbursement levels of the three market segments.

The market for cancer testing is growing rapidly.  Key factors influencing this growth are:  (i) cancer is primarily a disease of the elderly and now that the baby boomer generation has started to turn sixty, the U.S. is experiencing a significant increase in the number of senior citizens, (ii) The American Cancer Society estimates that one in four senior citizens will develop some form of cancer during the rest of their lifetime, and (iii) every year more and more genes are discovered to have a specific link to cancer, which then enables a genetic or molecular test to be developed.   We estimate that the Company addresses a $5-6 billion total market opportunity, about half of which is derived from genetic and molecular testing with the other half derived from more traditional anatomic pathology testing services that are complementary to and often ordered with the genetic testing services we offer.

Our Focus

NeoGenomics’ primary focus is to provide high complexity laboratory testing for community-based pathology, oncology and urology markets in the United States.  We focus on community-based practitioners for two reasons: First, academic pathologists and associated clinicians tend to have their testing needs met within the confines of their university affiliation.  Secondly, most of the cancer care in the United States is administered by community based practitioners due to ease of local access.  We currently provide our services to pathologists and oncologists that perform bone marrow and/or peripheral blood sampling for the diagnosis of blood and lymphoid tumors (leukemias and lymphomas) and archival tissue referred for analysis of solid tumors such as breast cancer.  We also serve community-based urologists by providing a FISH-based genetic test for the diagnosis of bladder cancer and early detection of recurrent disease.

The high complexity cancer testing services we offer to community-based pathologists are designed to be a natural extension of and complementary to the services that our pathologist clients perform within their own practices.   Since fee-for-service pathologists derive a significant portion of their annual revenue from the interpretation of cancer biopsy specimens, they represent an important market segment to us.  We believe our relationship as a non-competitive partner to the community-based pathologist empowers these pathologists to expand their testing breadth and provide a menu of services that matches or exceeds the level of service found in academic centers of excellence around the country.

We also believe that we can provide a competitive choice to those larger oncology practices that prefer to have a direct relationship with a laboratory for cancer genetic testing services.  Our regionalized approach allows us strong interactions with clients and our innovative Genetic Pathology Solutions (“GPS TM”) report summarizes all relevant case data on one page.

Competitive Strengths

Turnaround Times

At NeoGenomics we strive to provide industry leading turnaround times to our clients nationwide and to provide information so that patients can get the correct treatment quickly.

We believe  our average 4-5 day turn-around time for our cytogenetics testing services and our average 3-4 day turn-around time for FISH testing services continue to be industry-leading benchmarks for national laboratories.  The consistent timeliness of results is a competitive strength in cytogenetics and FISH testing and a driver of additional testing requests by our referring physicians.  Quick turn-around times for cytogenetics and FISH tests allow for the performance of other tests to augment or confirm results and improve patient care.  Without rapid turnaround times there is an increased chance that the test results will not be returned within an acceptable diagnostic window when other adjunctive diagnostic test results are required.  We believe our turn-around times result in our referring physicians requesting more of our testing services and give us a significant competitive advantage in marketing our services against those of other competing laboratories.

National Direct Sales Force

NeoGenomics has assembled a strong direct sales force.  Our sales representatives (“Territory Business Managers”) are organized into three regions (Northeast, Southeast and West).  These sales representatives are trained extensively in cancer genetic testing and consultative selling skills.  As of March 31, 2009, we had 17 Territory Business Managers and three Regional Managers.

Client Care

NeoGenomics Client Care Specialists (“CCS”) are organized by region into territories that service not only our external clients, but also work very closely with and support our sales team.  A client receives personalized assistance when dealing with their dedicated CCS because each CCS understands their clients’ specific needs.  CCS’s handle everything from arranging specimen pickup to delivering the results to fulfill NeoGenomics’ objective of delivering exceptional services to our clients.

Geographic Locations

In 2008, we continued an aggressive campaign to regionalize our laboratory operations around the country to be closer to our clients.  Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on one or both coasts to service the needs of their customers around the country.  We believe that our clients and prospects desire to do business with a laboratory with national breadth and a local presence.  NeoGenomics’ three laboratory locations in Fort Myers, Florida; Irvine, California; and Nashville Tennessee each have the appropriate state, Clinical Laboratory Improvement Act, as amended (“CLIA”), and College of American Pathologists (“CAP”) licenses and accreditations and are currently receiving specimens.  As situations dictate and opportunities arise, we will continue to develop and open new laboratories, linked together by our optimized Laboratory Information System (“LIS”), to better meet the regionalized needs of our clients.

Laboratory Information System

NeoGenomics has a state of the art LIS that interconnects our locations and provides flexible reporting options to clients.  This system allows us to deliver uniform test results throughout our network, regardless of where the lab that performs any specific test is located.  This allows us to move specimens between locations to better balance our workload.  Our LIS also allows us to offer highly specialized services to certain sub-segments of our client base.  For instance, our tech-only NeoFISHTM and NeoFLOWTM applications allow our community-based pathologist clients to tailor individual reports to their own customizable report templates.  This feature has been extremely well-received by our tech-only clients.

Scientific Pipeline

The field of cancer genetics is rapidly evolving, and we are committed to developing and offering new tests to meet the needs of the market place based on the latest scientific discoveries.  During 2008, the Company made significant strides in broadening our product line-up by developing the capability to perform molecular diagnostic testing and immunohistochemistry testing in-house.  We believe that by adding additional types of tests to our product offering, we will be able to increase our testing volumes through our existing client base as well as more easily attract new clients via the ability to package our testing services more appropriately to the needs of the market.

Competition

We operate in segments of the medical testing laboratory industry that are highly competitive.  Competitive factors in the genetic and molecular testing business generally include the reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting,  timeliness of delivery of completed reports (i.e. turnaround times) and post-reporting follow-up for clients.

Our competitors in the United States are numerous and include major medical testing laboratories and biotechnology research companies.  Many of these competitors have greater financial resources and production capabilities.  These companies may succeed in developing service offerings that are more effective than any that we have or may develop, and may also prove to be more successful than we are in marketing such services. In addition, technological advances or different approaches developed by one or more of our competitors may render our products obsolete, less effective or uneconomical.

We estimate that the United States market for genetic and molecular testing is divided among approximately 300 laboratories. Approximately 80% of these laboratories are attached to academic institutions and primarily provide clinical services to their affiliate university hospitals. We believe that the remaining 20% is quite fragmented and that less than 20 laboratories market their services nationally.  We estimate that the top 20 laboratories account for approximately 50% of market revenues for genetic and molecular testing.

We intend to continue to gain market share by offering industry-leading turnaround times, a broad service menu, high-quality test reports, and enhanced post-test consultation services through our direct sales force.  In addition, we have a fully integrated and interactive internet-enabled LIS that enables us to report real time results to clients in a secure environment.

Global Products

We offer a full set of global services to meet the needs of our clients to improve patient care.  In our global service offerings, our lab performs the technical component of tests, and our M.D.s and Ph.D.’s interpret the test results for our clients.  This product line provides a comprehensive testing service to those clients who are not credentialed and trained in interpreting genetic and molecular tests.  Global products also allow NeoGenomics to derive a higher level of reimbursement than would otherwise be possible with a tech-only test.

We increased our professional level staffing for global requisitions requiring interpretation in 2008.  Importantly, in April 2008 we recruited two well-known hematopathologists to NeoGenomics at our Irvine, California laboratory location, enabling this west coast facility to become the mirror image of our main facility in Fort Myers, Florida.  We currently employ three full-time MDs as our medical directors and pathologists, two PhDs as our scientific directors and cytogeneticists, and one part-time MD acting as a consultant and backup pathologist for case sign out purposes.  We have plans to hire several more pathologists in 2009 as our product mix continues to expand beyond tech-only services and more sales emphasis is focused on our ability to issue consolidated reporting with case interpretation under our Genetic Pathology Solutions (“GPSTM”) product line.

Tech-Only Products

In 2006, NeoGenomics launched a technical component only (“tech-only”) FISH product offering.  Tech-only products allow our community-based pathology clients that are properly trained and credentialed to provide services to clinicians based on established and trusted relationships. These pathologist clients perform the professional interpretation of results themselves and bill for such work under the physician fee schedule.  For tech-only FISH, NeoGenomics performs the technical component of the test (specimen set-up, staining, sorting and categorization of cells, chromosomes, genes or DNA, etc) and the pathology client performs the professional component.  This allows NeoGenomics to partner with its pathology clients and provides for close collaboration in meeting market needs.  Prior to the advent of tech-only products, pathologists who did not have a genetic lab would have had to send all of the work out to a reference lab.  Utilizing NeoFISHTM, pathologist clients are empowered to extend the outreach efforts of their practices and exert a high level of involvement in the delivery of high quality patient care.

NeoFLOWTM tech-only flow cytometry was launched as a companion service to NeoFISHTM in late 2007.  While not a first to market product line for NeoGenomics, the additional service offering allowed our flow cytometry testing services to be the fastest growing segment of our business in 2008.  We believe the NeoFLOWTM service offering will continue to be a key growth driver for the Company in 2009.  Moreover, the combination of NeoFLOWTM and NeoFISHTM strengthens and differentiates NeoGenomics and allows us to compete more favorably against larger, more entrenched competitors in our testing niche.

Contract Research Organization

Our Contract Research Organization (“CRO”) division, based at our Irvine, CA facility, was formed in 2007.  This division was created to take advantage of our core competencies in genetic and molecular high complexity testing and act as a vehicle to compete for research projects and clinical trial support contracts in the biotechnology and pharmaceutical industries.  This division also handles all of our internal research and development and acts as a conduit for the validation of new tests that are developed for our clients.  We believe our CRO will allow us to infuse some intellectual property into our mix of our services and help us to create a more “vertically integrated” laboratory that can offer proprietary tests and other product extensions over time.  2008 saw the NeoGenomics’ CRO division continue to ramp up.  Although CRO revenue in 2008 was modest as a percentage of our total revenue, we believe our CRO will continue to grow in size and scope and it is an important component of our overall business.

Response Genetics

In October 2008, NeoGenomics signed an agreement with Response Genetics, Inc. (NASDAQ: RGDX) to distribute their proprietary molecular tests nationwide.  This agreement named NeoGenomics as the exclusive national reference laboratory authorized to offer these predictive tests that can help medical oncologists make optimal treatment decisions for patients with non-small cell lung cancer (“NSCLC”) and colorectal cancer (“CRC”).  This partnership continues to benefit both companies and has allowed NeoGenomics to establish new accounts, further differentiate our services, and increase our footprint in the expanding field of molecular cancer genetics.

Sales and Marketing

We continue to grow our testing volumes and revenue due to our expanding field sales footprint.  As of March 31, 2009, NeoGenomics’ sales and marketing team totaled 28 individuals, including 17 Territory Business Managers (sales representatives), 3 Regional Managers, 5 marketing, and 3 senior level positions.  This is up from 16 sales and marketing representatives as of March 31, 2008.  Key hires in 2008 included territory business managers in the Northeastern, Southeastern, and Western states, with a disproportionally higher number hired in the Western states as the Company continues to scale our Irvine, California based operations to handle higher testing volumes.  We intend to continue to add additional sales and marketing personnel throughout FY 2009.  As more sales representatives are added, we believe that the base of our business outside of Florida will continue to grow and ultimately eclipse that generated within the state of Florida, which historically has been our largest market.

           As a result of our expanding sales force, we experienced 74% year-over-year revenue growth to $20.0M in 2008 from $11.5M in 2007.  Our average revenue/requisition increased 15% to $808 in 2008 from $702 in 2007 due to a higher mix on global products with interpretation and an increase of higher revenue flow cytometry testing as a percentage of our total revenue.

	FY 2008	FY 2007	% Increase

Client Requisitions Received (Cases)	24,780	16,385	51.2%
Number of Tests Performed	32,539	20,998	55.0%
Average Number of Tests/Requisition	1.31	1.28	2.3%

Total Testing Revenue	$20,015,319	$11,504,725	74.0%
Average Revenue/Requisition	$808	$702	15.0%
Average Revenue/Test	$615	$548	12.2%

Within the subspecialty field of hematopathology, our scientific expertise and product offering allows us to be able to perform multiple tests on each specimen received.  Many physicians believe that a comprehensive approach to the diagnosis and prognosis of blood and lymph node disease to be the standard of care throughout the country.  As the average number of tests performed per requisition increases, we believe this will help to generate significant synergies and efficiencies in our operations and our sales and marketing activities.

Seasonality

The cancer testing markets in general are seasonal and “same customer sales” tend to decline somewhat in the summer months as referring physicians are vacationing.  In Florida, this seasonality is further exacerbated because a meaningful percentage of the population returns to homes in the Northern U.S. to avoid the hot summer months.   Although, we have made great strides in diversifying our business on a national basis over the last few years, our revenue derived from the state of Florida still represented about 43% of our total revenue in 2008.  As a result, our test volumes and sequential growth rates during the second and third quarter of each year have historically been impacted by these seasonality factors.

Distribution Methods

The Company currently performs the vast majority of its testing services at each of its three main clinical laboratory locations: Fort Myers, Florida, Nashville, Tennessee and Irvine, California, and then produces a report for the requesting physician.  Services performed in-house include cytogenetics, FISH, flow cytometry, morphology, immunohistochemistry, and some molecular testing.  The Company currently outsources approximately half of its molecular testing to third parties, but expects to validate and perform the majority of this testing in-house during 2009 to better meet client demand and quality requirements.

Suppliers

The Company orders its laboratory and research supplies from large national laboratory supply companies such as Abbott Laboratories, Fisher Scientific, Invitrogen, Cardinal Health, Ventana and Beckman Coulter.  Other than as discussed below, we do not believe any disruption from any one of these suppliers would have a material effect on its business.  The Company orders the majority of its FISH probes from Abbott Laboratories and as a result of their dominance of that marketplace and the absence of any competitive alternatives, if there was a disruption in the supply of these probes, and we did not have inventory available, it could have a material effect on our business.  This risk cannot be completely offset due to the fact that Abbott Laboratories has patent protection which limits other vendors from supplying these probes.

Dependence on Major Clients

We currently market our services to pathologists, oncologists, urologists, hospitals and other clinical laboratories.  During 2008, we performed 32,539 individual tests.  Ongoing sales efforts have decreased dependence on any given source of revenue.  Notwithstanding this fact, one key client still accounts for a disproportionately large case volume and revenue total.  For the years ended December 31, 2008 and 2007, one client with multiple locations accounted for 22% and 25% respectively, of total revenue.  All others were less than 5% of total revenue individually.  In the event that we lost this client, the Company would potentially lose a significant percentage of revenues.

Payor Mix

In 2008, approximately 47% of our revenue was derived from Medicare claims, 28% from commercial insurance companies, 21% from clients such as hospitals and other reference laboratories, and 4% from all others including patients.  As of December 31, 2008, Medicare and one commercial insurance provider accounted for 22% and 14% of the Company’s total accounts receivable balance, respectively.  There is no other significant concentration in our payor mix.

Trademarks

The “NeoGenomics” name and logo has been trademarked with the United States Patent and Trademark Office.

Number of Employees

As of December 31, 2008, we had 114 full-time equivalent employees.  In addition, six other individuals, including three pathologists and a Ph.D. cytogenetics director, serve as consultants to the Company on a regular basis.  On December 31, 2007, we had 92 full-time equivalent employees and three consultants serving on a regular basis. Our employees are not represented by any union and we believe our employee relations are good.

Government Regulation

Our business is subject to government regulation at the federal, state and local levels, some of which regulations are described under "Clinical Laboratory Operations," "Anti-Fraud and Abuse Laws," “The False Claims Act,” "Confidentiality of Health Information,"  and "Food and Drug Administration"  below.

Clinical Laboratory Operations

Licensure and Accreditation

The Company operates clinical laboratories in Fort Myers, Florida, Nashville, Tennessee, and Irvine, California.  All locations have obtained CLIA licensure under the federal Medicare program, the Clinical Laboratories Improvement Act of 1967 and the Clinical Laboratory Amendments of 1988 and other amendments (collectively “CLIA”) as well as state licensure as required in Florida, New York, Tennessee, and California. CLIA provides for the regulation of clinical laboratories by the U.S. Department of Health and Human Services (“HHS”). Regulations promulgated under the federal Medicare guidelines, CLIA and the clinical laboratory licensure laws of the various states affect our testing laboratories. All locations are also accredited by the College of American Pathologists and actively participate in CAP’s proficiency testing programs and educational challenges for all tests offered by the Company. Proficiency testing programs involve actual testing of specimens that have been prepared by an entity running an approved program for testing by a clinical laboratory.

The federal and state certification and licensure programs establish standards for the operation of clinical laboratories, including, but not limited to, personnel and quality control. Compliance with such standards is verified via periodic inspections by inspectors employed by federal or state regulatory agencies as well as routine internal inspections conducted by the Company’s Quality Assurance team which is comprised of representatives of all departments of the Company.

Quality of Care

The quality of care provided to clients is of paramount importance to us.  We maintain strong quality processes, including standard operating procedures, controls, performance measurement and reporting mechanisms.  All employees are committed to providing accurate, reliable, and consistent services at all times. Any concerns regarding the quality of testing or services provided by the Company are immediately communicated to Company management and if necessary, the Compliance Department or Human Resources Department. All employees are responsible for the Company’s commitment to quality and immediately communicating activities that do not support quality.

Compliance Program

The healthcare industry is one of the most highly regulated industries with respect to federal and state oversight of Fraud, Waste, and Abuse. As such the Company has implemented a Compliance Program that is overseen by the senior management of the Company to assure compliance with the vast regulations and governmental guidance. Our program consists of training / education of the employees and monitoring and audits of Company practices. The Board of Directors actively discusses with the appropriate management personnel any compliance related issues that may have an effect on the Company.

Hotline

The Company provides a hotline for employees who wish to anonymously or confidentially report suspected violations of our codes of conduct, policies/procedures, or laws and regulations. Employees are strongly encouraged to report any suspected violation if they do not feel the problem can be appropriately addressed through the normal chain of command. The hotline does not replace other resources available to Employees, including supervisors, managers and human resources staff, but is an alternate channel available 24 hours a day, 365 days a year. The Company does not allow any retaliation against an employee who reports a compliance related issue.

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

The False Claims Act

          The Civil False Claims Act - pertains to any federally funded program and defines “Fraudulent” as: knowingly submitting a false claim, i.e. actual knowledge of the falsity of the claim, reckless disregard or deliberate ignorance of the falsity of the claim. These are the claims to which criminal penalties are applied. Penalties include permissive exclusion in federally funded programs by the Center for Medicare Services (“CMS”) as well as $11,500 plus treble damages per false claim submitted, and can include imprisonment.  High risk areas include but are not limited to accurate use and selection of CPT codes, ICD-9 codes provided by the ordering physician, billing calculations, performance and billing of reported testing, use of reflex testing, and accuracy of charges at fair market value.

           We seek to structure our arrangements with physicians and other clients to be in compliance with the Anti-Kickback Statute, Stark Law, State laws, and the Civil False Claims Act and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel.  However, we are unable to predict how these laws will be applied in the future, and the arrangements into which we enter could become subject to scrutiny thereunder.

            In February 1997 (as revised in August 1998), the OIG released a model compliance plan for laboratories that is based largely on corporate integrity agreements negotiated with laboratories that had settled enforcement action brought by the federal government related to allegations of submitting false claims.  We believe that we comply with the aspects of the model plan that are appropriate to the conduct of our business.

Confidentiality of Health Information

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contains provisions that affect the handling of claims and other patient information that are, or have been, used or disclosed by healthcare providers. These provisions, which address security and confidentiality of PHI (Protected Health Information or “patient information”) as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to healthcare providers, which include physicians and clinical laboratories. Rules implementing various aspects of HIPAA are continuing to be developed.

The HIPAA Rules include the following components which have already been implemented at our locations and industry wide: The Privacy Rule, which granted patients rights regarding their information and which also pertains to the proper uses and disclosures of PHI by healthcare providers in written and verbal formats. The Electronic Health Care Transactions and Code Sets Standards established standard data content and formats for submitting electronic claims and other administrative healthcare transactions. CMS also requires compliance with the Security Standards, which establish standards for electronic uses and disclosures of PHI. We have also adopted the National Provider Identification number, which replaced all previously issued provider (organizational and individual) identification numbers. This number is issued by CMS and must be used on all covered transactions.

We have also taken necessary steps to comply with HIPAA regulations on adoption of national provider identifiers, or NPIs. These regulations require the adoption of the national provider identifier as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions. We were required either to comply with this standard by May 23, 2007, or to implement contingency plans for an additional twelve-month period through May 23, 2008. During this period, CMS did not impose penalties on covered entities who implemented contingency plans provided they made reasonable and diligent efforts to become compliant with the rule. We applied for and received our NPI number, as well as, updated our billing system with the NPIs of our customer hem/oncs to ensure compliance with these CMS filing and processing requirements.

On May 23, 2002, the Federal Trade Commission issued the Red Flag Rules designed to protect against identity theft. Effective May 1, 2009, we will be required to comply with the Red Flag Rules, which require financial institutions and creditors with covered accounts to have identity theft prevention programs in place to identify, detect and respond to patterns, practices or specific activities that could indicate identity theft. A creditor includes any entity that regularly extends, renews or continues credit or which defers payment for goods or services. Since we routinely extend credit by billing for our services after such services are provided, we meet the definition of a “creditor” under the Red Flag Rules. Accordingly, we have been developing a written program designed to identify and detect the relevant warning signs – or “red flags” – of identity theft and describe appropriate responses to prevent and mitigate identity theft in order to comply with the Red Flag Rules. We are also developing a plan to update the program. In accordance with the Red Flag Rules, the program will be managed by our Board of Directors or senior  employees, include appropriate staff training and provide for appropriate oversight.

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

ITEM 1A.	RISK FACTORS

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

We May Not Be Able To Implement Our Business Strategies Which Could Impair Our Ability To Continue Operations

Implementation of our business strategies will depend in large part on our ability to (i) attract and maintain a significant number of clients; (ii) effectively provide acceptable products and services to our clients; (iii) obtain adequate financing on favorable terms to fund our business strategies; (iv) maintain appropriate procedures, policies, and systems; (v) hire, train, and retain skilled employees and management; (vi) continue to operate with increasing competition in the medical laboratory industry; (vii) establish, develop and maintain name recognition; and (viii) establish and maintain beneficial relationships with third-party insurance providers and other third party payors.  Our inability to obtain or maintain any or all these factors could impair our ability to implement our business strategies successfully, which could have material adverse effects on our results of operations and financial condition.

We May Be Unsuccessful In Managing Our Growth Which Could Prevent The Company From Becoming Profitable

Our recent growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources.  To manage our potential growth, we must continue to implement and improve our operational and financial systems and to expand, train and manage our employee base.  We may not be able to effectively manage the expansion of our operations and our systems and our procedures or controls may not be adequate to support our operations.  Our management may not be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services.  Any inability to manage growth could have a material adverse effect on our business, results of operations, potential profitability and financial condition.  Part of our business strategy may be to acquire assets or other companies that will complement our existing business. At this time, we are unable to predict whether or when any material transaction will be completed should negotiations commence.  If we proceed with any such transaction, we may not be able to effectively integrate the acquired operations with our own operations.  We may also seek to finance any such acquisition by debt financings or issuances of equity securities and such financing may not be available on acceptable terms or at all.

We May Incur Greater Costs Than Anticipated, Which Could Result In Sustained Losses

We used reasonable efforts to assess and predict the expenses necessary to pursue our business plan. However, implementing our business plan may require more employees, capital equipment, supplies or other expenditure items than management has predicted.  Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than we estimate, which could result in sustained losses.

We Rely On A Limited Number Of Third Parties For Manufacture And Supply Of Certain Of Our Critical Laboratory Instruments And Materials, And We May Not Be Able To Find Replacement Suppliers Or Manufacturers In A Timely Manner In The Event Of Any Disruption, Which Could Adversely Affect Our Business.

We rely on third parties for the manufacture and supply of some of our critical laboratory instruments, equipment and materials that we need to perform our specialized diagnostic services, and rely on a limited number of suppliers for certain laboratory materials and some of the laboratory equipment with which we perform our diagnostic services. We do not have long-term contracts with our suppliers and manufacturers that commit them to supply equipment and materials to us. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the ability of our suppliers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing. If any of our third party suppliers or manufacturers were to become unwilling or unable to provide this equipment or these materials in required quantities or on our required timelines, we would need to identify and acquire acceptable replacement sources on a timely basis. While we have developed alternate sourcing strategies for most of the equipment and materials we use, we cannot be certain that these strategies will be effective and even if we were to identify other suppliers and manufacturers for the equipment and materials we need to perform our specialized diagnostic services, there can be no assurance that we will be able to enter into agreements with such suppliers and manufacturers or otherwise obtain such items on a timely basis or on acceptable terms, if at all. In addition, some of the reagents we use to perform certain FISH tests are covered by a patent and thus are only available from one supplier.  If we encounter delays or difficulties in securing necessary laboratory equipment or materials, including consumables, we would face an interruption in our ability to perform our specialized diagnostic services and experience other disruptions that would adversely affect our business, results of operations and financial condition.

We May Face Fluctuations In Results Of Operations Which Could Negatively Affect Our Business Operations And We Are Subject To Seasonality In Our Business

As a result of our limited operating history and the relatively limited information available on our competitors, we may not have sufficient internal or industry-based historical financial data upon which to calculate anticipated operating expenses.  Management expects that our results of operations may also fluctuate significantly in the future as a result of a variety of factors, including, but not limited to: (i) the continued rate of growth, usage and acceptance of our products and services; (ii) demand for our products and services; (iii) the introduction and acceptance of new or enhanced products or services by us or by competitors; (iv) our ability to anticipate and effectively adapt to developing markets and to rapidly changing technologies; (v) our ability to attract, retain and motivate qualified personnel; (vi) the initiation, renewal or expiration of significant contracts with our major clients; (vii) pricing changes by us, our suppliers or our competitors; (viii) seasonality; and (ix) general economic conditions and other factors.  Accordingly, future sales and operating results are difficult to forecast.  Our expenses are based in part on our expectations as to future revenues and to a significant extent are relatively fixed, at least in the short-term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in relation to our expectations would have an immediate adverse impact on our business, results of operations and financial condition.  In addition, we may determine from time to time to make certain pricing or marketing decisions or acquisitions that could have a short-term material adverse affect on our business, results of operations and financial condition and may not result in the long-term benefits intended.  Furthermore, in Florida, currently our primary referral market for lab testing services, a meaningful percentage of the population, returns to homes in the Northern U.S. to avoid the hot summer months.   This combined with the usual summer vacation schedules of our clients usually results in seasonality in our business.  Because of all of the foregoing factors, our operating results could be less than the expectations of investors in future periods.

We Substantially Depend Upon Third Parties For Payment Of Services, Which Could Have A Material Adverse Affect On Our Cash Flows And Results Of Operations

The Company is a clinical medical laboratory that provides medical testing services to doctors, hospitals, and other laboratories on patient specimens that are sent to the Company.  In the case of most specimen referrals that are received for patients that are not in-patients at a hospital or institution or otherwise sent by another reference laboratory, the Company generally has to bill the patient’s insurance company or a government program for its services.  As such it relies on the cooperation of numerous third party payors, including but not limited to Medicare, Medicaid and various insurance companies, in order to get paid for performing services on behalf of the Company’s clients.  Wherever possible, the amount of such third party payments is governed by contractual relationships in cases where the Company is a participating provider for a specified insurance company or by established government reimbursement rates in cases where the Company is an approved provider for a government program such as Medicare.  However, the Company does not have a contractual relationship with many of the insurance companies with whom it deals, nor is it necessarily able to become an approved provider for all government programs.  In such cases, the Company is deemed to be a non-participating provider and there is no contractual assurance that the Company is able to collect the amounts billed to such insurance companies or government programs.  Currently, the Company is not a participating provider with the majority of the insurance companies it bills for its services.  Until such time as the Company becomes a participating provider with such insurance companies, there can be no contractual assurance that the Company will be paid for the services it bills to such insurance companies, and such third parties may change their reimbursement policies for non-participating providers in a manner that may have a material adverse effect on the Company’s cash flow or results of operations.

Our Business Is Subject To Rapid Scientific Change, Which Could Have A Material Adverse Affect On Our Business, Results of Operations And Financial Condition

The market for genetic and molecular testing services is characterized by rapid scientific developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements.  Our future success will depend in significant part on our ability to continually improve our offerings in response to both evolving demands of the marketplace and competitive service offerings, and we may be unsuccessful in doing so.

The Market For Our Services Is Highly Competitive, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

The market for genetic and molecular testing services is highly competitive and competition is expected to continue to increase.  We compete with other commercial medical laboratories in addition to the in-house laboratories of many major hospitals.  Many of our existing competitors have significantly greater financial, human, technical and marketing resources than we do.  Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance than our offerings.  We may not be able to compete successfully against current and future sources of competition and in such case, this may have a material adverse effect on our business, results of operations and financial condition.

We Face The Risk of Capacity Constraints, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

We compete in the market place primarily on three factors:  a) the quality and accuracy of our test results; b) the speed or turn-around times of our testing services; and c) our ability to provide after-test support to those physicians requesting consultation.  Any unforeseen increase in the volume of clients could strain the capacity of our personnel and systems, which could lead to inaccurate test results, unacceptable turn-around times, or customer service failures.  In addition, as the number of clients and cases increases, our products, services, and infrastructure may not be able to scale accordingly.  Any failure to handle higher volume of requests for our products and services could lead to the loss of established clients and have a material adverse effect on our business, results of operations and financial condition.  If we produce inaccurate test results, our clients may choose not to use us in the future.  This could severely harm our business, results of operations and financial condition.  In addition, based on the importance of the subject matter of our tests, inaccurate results could result in improper treatment of patients, and potential liability for us.

We May Fail to Protect Our Facilities, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

The Company’s operations are dependent in part upon its ability to protect its laboratory operations against physical damage from fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events.  The Company does not presently have an emergency back-up generator in place at its Fort Myers, Florida, Nashville, Tennessee or Irvine, California laboratory locations that can mitigate to some extent the effects of a prolonged power outage.  The occurrence of any of these events could result in interruptions, delays or cessations in service to clients, which could have a material adverse effect on our business, results of operations and financial condition.

The Steps Taken By The Company To Protect Its Proprietary Rights May Not Be Adequate, Which Could Result In Infringement Or Misappropriation By Third-Parties

We regard our copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and we rely upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, clients, partners and others to protect our proprietary rights.  The steps taken by us to protect our proprietary rights may not be adequate or third parties may infringe or misappropriate our copyrights, trademarks, trade secrets and similar proprietary rights.  In addition, other parties may assert infringement claims against us.

We Are Dependent On Key Personnel And Need To Hire Additional Qualified Personnel In Order For Our Business To Succeed

Our performance is substantially dependent on the performance of our senior management and key technical personnel.  In particular, our success depends substantially on the continued efforts of our senior management team, which currently is composed of a small number of individuals.  The loss of the services of any of our executive officers, our laboratory directors or other key employees could have a material adverse effect on our business, results of operations and our financial condition.  Our future success also depends on our continuing ability to attract and retain highly qualified technical and managerial personnel.  Competition for such personnel is intense and we may not be able to retain our key managerial and technical employees or may not be able to attract and retain additional highly qualified technical and managerial personnel in the future.  The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon our business, results of operations and financial condition.

The Failure to Obtain Necessary Additional Capital To Finance Growth And Capital Requirements, Could Adversely Affect Our Business, Financial Condition And Results of Operations

We may seek to exploit business opportunities that require more capital than we have currently available.  We may not be able to raise such capital on favorable terms or at all.  If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could adversely affect our business, financial condition and results of operations.

On February 1, 2008, we entered in a revolving credit facility with CapitalSource Finance, LLC (“CapitalSource”), which allows us to borrow up to $3,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days.  As of March 31, 2009, we only had approximately $1,054,000 of availability under this credit facility.  If we were unable to obtain sufficient working capital financing from CapitalSource or sell enough of our products, we will need to secure other sources of funding, including possibly equity financing, in order to satisfy our working capital needs.

On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC (“Fusion”).  The Stock Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion. Although sales of our common stock are on a when and if needed basis as determined by us in our sole discretion, we have the right to sell to Fusion shares of our common stock from time to time in amounts between $50,000 and $1.0 million, depending on the market price of our common stock.  The extent we rely on Fusion as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  Fusion is not obligated to purchase any shares of our common stock if the market price of our common stock is less than $0.45.  If obtaining sufficient financing from Fusion were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs.

Even if we are able to access the full $3.0 million from CapitalSource and the full $8.0 million under the Stock Agreement with Fusion, we may still need additional capital to fully implement our business, operating and development plans.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, there could be a material adverse effect on our business, operating results, financial condition and prospects.

Our Net Revenue Will Be Diminished If Payors Do Not Adequately Cover Or Reimburse Our Services

There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the U.S. may continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new applications or services. Third party payors, including governmental payors such as Medicare and private payors, are scrutinizing new medical products and services and may not cover or may limit coverage and the level of reimbursement for our services. Third party insurance coverage may not be available to patients for any of our existing tests or for tests we discover and develop.  In addition, a substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payors.  Any pricing pressure exerted by these third party payors on our clients may, in turn, be exerted by our clients on us.  If government and other third party payors do not provide adequate coverage and reimbursement for our tests, our operating results, cash flows or financial condition may decline.

Third Party Billing Is Extremely Complicated And Will Result In Significant Additional Costs To Us

Billing for laboratory services is extremely complicated. The customer refers the tests; the payor is the party that pays for the tests, and the two are not usually the same. Depending on the billing arrangement and applicable law, we need to bill various payors, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, hospitals and other laboratories, all of which have different billing requirements. Additionally, our billing relationships require us to undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Insurance companies also impose routine external audits to evaluate payments made, which adds further complexity to the billing process.

Among others, the primary factors which complicate our billing practices are:

•	pricing differences between our fee schedules and the reimbursement rates of the payors;

•	disputes with payors as to which party is responsible for payment; and

•	disparity in coverage and information requirements among various carriers.

We incur significant additional costs as a result of our participation in the Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory testing are subject to considerable and complex federal and state regulations. The additional costs we expect to incur include those related to:  (1) complexity added to our billing processes; (2) training and education of our employees and clients; (3) implementing compliance procedures and oversight; (4) collections and legal costs; and (5) costs associated with, among other factors, challenging coverage and payment denials and providing patients with information regarding claims processing and services, such as advanced beneficiary notices.

Our Operations Are Subject To Strict Laws Prohibiting Fraudulent Billing And Other Abuse, And Our Failure To Comply With Such Laws Could Result In Substantial Penalties

Of particular importance to our operations are federal and state laws prohibiting fraudulent billing and providing for the recovery of non-fraudulent overpayments.   A large number of laboratories have been forced by the federal and state governments, as well as by private payors, to enter into substantial settlements under these laws. In particular, if an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the federal False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could also result in substantial civil liability. A trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” or “qui tam” provisions to challenge providers and suppliers. Those provisions allow a private individual to bring actions on behalf of the government alleging that the defendant has submitted a fraudulent claim for payment to the federal government. The government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If it declines to do so, the individual may choose to pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. In addition, various states have enacted laws modeled after the federal False Claims Act.  Government investigations of clinical laboratories have been ongoing for a number of years and are expected to continue in the future.

The Failure To Comply With Significant Government Regulation And Laboratory Operations May Subject The Company To Liability, Penalties Or Limitation Of Operations

As discussed in the Government Regulation section of our business description, we are subject to extensive state and federal regulatory oversight.  Our laboratory locations may not pass inspections conducted to ensure compliance with CLIA or with any other applicable licensure or certification laws. The sanctions for failure to comply with CLIA or state licensure requirements might include the inability to perform services for compensation or the suspension, revocation or limitation of the laboratory location’s CLIA certificate or state license, as well as civil and/or criminal penalties.  In addition, any new legislation or regulation or the application of existing laws and regulations in ways that we have not anticipated could have a material adverse effect on the Company’s business, results of operations and financial condition.  Existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical and anatomic laboratories, and their referral sources, including physicians, hospitals and other laboratories. Certain provisions of these laws, known as the "anti-kickback law" and the “Stark Laws”, contain extremely broad proscriptions. Violation of these laws may result in criminal penalties, exclusion from Medicare and Medicaid, and significant civil monetary penalties.  We seek to structure our arrangements with physicians and other clients to be in compliance with the anti-kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel.  However, we are unable to predict how these laws will be applied in the future and the arrangements into which we enter may become subject to scrutiny thereunder.  Furthermore, HIPAA, and other state laws contain provisions that affect the handling of claims and other patient information that are, or have been, transmitted electronically and regulate the general disclosure of patient records and patient health information. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to healthcare providers, which include physicians and clinical laboratories. Although we believe we have complied with the Standards, Security and Privacy rules under HIPAA and state laws, an audit of our procedures and systems could find deficiencies.  Such deficiencies, if found, could have a material adverse effect on the Company’s business, results of operations and financial condition and subject us to liability.

Our Failure To Comply With Governmental Payor Regulations Could Result In Our Being Excluded From Participation In Medicare, Medicaid Or Other Governmental Payor Programs, Which Would Decrease Our Revenues And Adversely Affect Our Results Of Operations And Financial Condition.

Billable tests which are reimbursable from Medicare and Medicaid accounted for approximately 47% and 52% of our revenues for the years ended December 31, 2008 and 2007, respectively. The Medicare program imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

Our Business Could Be Harmed By Future Interpretations Of Clinical Laboratory Mark-Up Prohibitions.

Our laboratory currently uses the services of outside reference laboratories to provide certain complementary laboratory services to those services provided directly by our laboratory. Although Medicare policies do not prohibit certain independent-laboratory-to-independent-laboratory referrals and subsequent mark-up for services, California and other states have rules and regulations that prohibit or limit the mark-up of these laboratory-to-laboratory services. A challenge to our charge-setting procedures under these rules and regulations could have a material adverse effect on our business, results of operations and financial condition.

Failure To Comply With The HIPAA Security And Privacy Regulations May Increase Our Operational Costs.

The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of Protected Health Information, (“PHI”), by health plans and healthcare providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for services and healthcare operations activities; a patient's rights to access, amend and receive an accounting of certain disclosures of PHI; the content of notices of privacy practices for PHI; and administrative, technical and physical safeguards required of entities that use or receive PHI electronically.  We have implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy regulations establish a uniform federal "floor" and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy regulations and varying state privacy laws. The federal privacy regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

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

We Are Subject To Security Risks Which Could Harm Our Operations

Despite the implementation of various security measures by us, our infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by our clients or others.  Computer viruses, break-ins or other security problems could lead to interruption, delays or cessation in service to our clients.  Further, such break-ins whether electronic or physical could also potentially jeopardize the security of confidential information stored in our computer systems as it relates to clients and other parties connected through us, which may deter potential clients and give rise to uncertain liability to parties whose security or privacy has been infringed.  A significant security breach could result in loss of clients, damage to our reputation, direct damages, costs of repair and detection, and other expenses.  The occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations and financial condition.

We Must Hire And Retain Qualified Sales Representatives To Grow Our Sales.

Our ability to retain existing clients for our specialized diagnostic services and attract new clients is dependent upon retaining existing sales representatives and hiring new sales representatives, which is an expensive and time-consuming process. We face intense competition for qualified sales personnel and our inability to hire or retain an adequate number of sales representatives could limit our ability to maintain or expand our business and increase sales. Even if we are able to increase our sales force, our new sales personnel may not commit the necessary resources or provide sufficient high quality service and attention to effectively market and sell our services. If we are unable to maintain and expand our marketing and sales networks or if our sales personnel do not perform to our high standards, we may be unable to maintain or grow our existing business and our results of operations and financial condition will likely suffer accordingly. If a sales representative ceases employment, we risk the loss of client goodwill based on the impairment of relationships developed between the sales representative and the healthcare professionals for whom the sales representative was responsible. This is particularly a risk if the representative goes to work for a competitor, as the healthcare professionals that are our clients may choose to use a competitor's services based on their relationship with the departed sales representative.

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

Our ability to comply with the financial covenants under our credit agreement with CapitalSource Funding, LLC will depend primarily on our success in generating substantial operating cash flow. Our credit agreement contains numerous financial and other restrictive covenants, including restrictions on purchasing and selling assets, paying dividends to our shareholders, and incurring additional indebtedness. Our failure to meet these covenants could result in a default and acceleration of repayment of the indebtedness under our credit facility. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. In such event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially our entire accounts receivable, to the extent permitted by our credit agreements and applicable law.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 of  the Sarbanes-Oxley Act of 2002 requires that we assess the design and operating effectiveness of internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We have discovered, and may in the future discover, areas of internal controls that need improvement. We identified one material weakness in our internal controls as of December 31, 2008.  This matter and our efforts regarding remediation of this matter, as well as efforts regarding internal controls generally are discussed in detail in Item 9A – Controls and Procedures, of this Annual Report on Form 10-K. However, as our material weaknesses in internal controls demonstrate, we cannot be certain that the remedial measures taken to date will ensure that we design, implement, and maintain adequate controls over financial processes and reporting in the future.  Remedying the material weaknesses that have been presently identified, and any additional deficiencies, significant deficiencies or material weaknesses that we may identify in the future, could require us to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock and access to capital.

We Are Effectively Controlled By Existing Stockholders And Therefore Other Stockholders Will Not Be Able To Direct The Company

Effective voting control of the Company is held by a relatively small group of stockholders.  These stockholders effectively retain control of our Board of Directors and determine all of our corporate actions.  In addition, the Company and stockholders owning and/or having the right to vote 11,784,384 shares, or approximately 35.6% of the Company’s voting shares outstanding as of March 31, 2009, have executed a Shareholders’ Agreement that, among other provisions, gives Aspen Select Healthcare, LP (“Aspen”), our largest stockholder, the right to elect three out of the eight directors authorized for our Board and nominate one mutually acceptable independent director and Dr. Michael T. Dent, our founder, the right to nominate one director.  Accordingly, it is anticipated that Aspen and other parties to the Shareholders’ Agreement will continue to have the ability to effectively elect a controlling number of the members of our Board of Directors.  Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

No Foreseeable Dividends

We do not anticipate paying dividends on our common stock in the foreseeable future.  Rather, we plan to retain earnings, if any, for the operation and expansion of our business.

There May Not Be A Viable Public Market For Our Common Stock

We cannot predict the extent to which investor interest in our Company will sustain an active trading market for our common stock on the OTC Bulletin Board or any other stock market on which we may be listed or how liquid any such market might remain. If an active public market is not sustained, it may be difficult for our stockholders to sell their shares of common stock at a price that is attractive to them, or at all.

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

Securities analysts may publish reports about us or our industry containing information about us that may affect the trading price of our common stock.  There are many publicly traded companies active in the healthcare industry, which may mean it will be less likely that we receive analysts' coverage, which in turn could affect the price of our common stock. In addition, if a securities or industry analyst downgrades the outlook for our common stock or one of our competitors' stocks or chooses to terminate coverage of our common stock, the trading price of our common stock may also be negatively affected.

Our Common Stock Is Deemed To Be A “Penny Stock”, Subject To Special Requirements and Conditions, and may not be a suitable investment.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stocks are stocks:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange; or

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three (3) years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	DESCRIPTION OF PROPERTY

We have our headquarters and a laboratory located in approximately 25,700 square feet of leased office space in Fort Myers, Florida.  In addition, we maintain approximately 12,500 square feet of laboratory and office space in Irvine and Chatsworth, California and 5,400 square feet in Nashville, Tennessee.  All our facilities are leased and we believe that they are sufficient to meet our needs for the foreseeable future and that, if needed, additional space will be available at a reasonable cost.

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

We are also subject to legal proceedings, claims and litigation arising in the ordinary course of business.  We do not expect the ultimate costs to resolve these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “NGNM”.  Set forth below is a table summarizing the high and low bid quotations for our common stock during the last two fiscal years.

QUARTER	HIGH BID	LOW BID
4th Quarter 2008	$1.05	$0.56
3rd Quarter 2008	$1.15	$0.83
2nd Quarter 2008	$1.35	$0.86
1st Quarter 2008	$1.15	$0.72

4th Quarter 2007	$1.59	$1.02
3rd Quarter 2007	$1.70	$1.05
2nd Quarter 2007	$1.90	$1.41
1st Quarter 2007	$1.79	$1.39

The above table is based on over-the-counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.  All historical data was obtained from the www.NASDAQ.com web site.

Holders of Common Stock

As of March 31, 2009, there were 459 stockholders of record of our common stock, excluding shareholders who hold their shares in brokerage accounts in “street name”.

Dividends

We have never declared or paid cash dividends on our common stock.  We intend to retain all future earnings to finance future growth and therefore we do not anticipate paying any cash dividends in the foreseeable future.  In addition, certain financing agreements entered into by the Company may limit our ability to pay dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans (a)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”)	3,374,422		$0.79	594,138	(c)
Employee Stock Purchase Plan (“ESPP”)	-		N/A	292,555
Equity compensation plans not approved by security holders	350,000	(b)	$0.80	-
Total	3,724,422		$0.79	886,693

(a)	As of December 31, 2008.
(b)
Represents outstanding options to purchase 350,000 shares of common stock granted to Robert P. Gasparini, our President and Chief Science Officer, outside the Company’s Equity Incentive Plan on March 12, 2008.  The option has an exercise price of $0.80 per share and vests based on the achievement of certain performance milestones.  In the event of a change of control of the Company, all unvested portions of the option will vest in full.  Unless sooner terminated pursuant to the terms of the stock option agreement, the option will terminate on March 12, 2015.

(c)
The Company’s Equity Incentive Plan was amended and restated on March 3, 2009, and subsequently approved by shareholders holding a majority of the shares outstanding, to allow for the issuance of an aggregate of up to 6,500,000 shares under the plan.

Currently, the Company’s Equity Incentive Plan, as amended and restated on October 31, 2006 and again amended and restated on March 3, 2009, and the Company’s ESPP, dated October 31, 2006, are the only equity compensation plans in effect.

Recent Sales of Unregistered Securities

On March 12, 2008, the Company granted an option to purchase 400,000 shares of common stock to Robert P. Gasparini, our President and Chief Science Officer, pursuant to the terms of his employment agreement with the Company.  The option has an exercise price of $0.80 per share and vests based on the achievement of certain performance milestones.  In the event of a change of control of the Company, all unvested portions of the option will vest in full.  Unless sooner terminated pursuant to the terms of the stock option agreement, the option will terminate on March 12, 2015.  This transaction was effected under Section 4(2) of the Securities Act.

On September 30, 2008, the Company issued a warrant to Gulf Pointe Capital LLC to purchase up to 32,475 shares of our common stock. The warrant has an exercise price of $1.08 per share and a five year term.  This transaction was effected under Section 4(2) of the Securities Act.

On October 10, 2008, the Company issued to Fusion Capital Fund II, LLC (“Fusion Capital”) 17,500 shares of our common stock as a due diligence expense reimbursement. In addition, pursuant to the terms of a common stock purchase agreement between the Company and Fusion Capital, on November 5, 2008, we issued to Fusion Capital 400,000 shares of our common stock as a commitment fee.  These transactions were effected under Section 4(2) of the Securities Act.

Item 6. Selected Financial Data

We are a “smaller reporting company” as defined by Regulations S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as “NeoGenomics” or the “Company” in this Form 10-K) is the registrant for SEC reporting purposes.  Our common stock is listed on the OTC Bulletin Board under the symbol “NGNM.”

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

Overview

NeoGenomics operates a network of cancer-focused testing laboratories whose mission is to provide high quality testing services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States under the mantra “When time matters and results count”.  The Company’s laboratory network currently offers the following types of testing services:

a)	cytogenetics testing, which analyzes human chromosomes;

b)	Fluorescence In-Situ Hybridization (“FISH”) testing, which analyzes abnormalities at the chromosomal and gene levels;

c)	flow cytometry testing, which analyzes gene expression of specific markers inside cells and on cell surfaces;

d)	immunohistochemistry testing, which analyzes the distribution of tumor antigens in specific cell and tissue types, and

d)	molecular testing which involves analysis of DNA and RNA to diagnose and predict the clinical significance of various genetic sequence disorders.

All of these testing services are widely utilized in the diagnosis, prognosis, and prediction for response to therapy of various types of cancers.

Market Opportunity

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

Genetic and molecular testing typically involves analyzing chromosomes, genes or DNA/RNA sequences for abnormalities.  New tests are being developed at an accelerated pace, thus this market niche continues to expand rapidly.  Genetic and molecular testing requires highly specialized equipment and credentialed individuals (typically MD or PhD level) to certify results and typically yields the highest reimbursement levels of the three market segments.

The market for cancer testing is growing rapidly.  Key factors influencing this growth are:  (i) cancer is primarily a disease of the elderly and now that the baby boomer generation has started to turn sixty, the U.S. is experiencing a significant increase in the number of senior citizens, (ii) The American Cancer Society estimates that one in four senior citizens will develop some form of cancer during the rest of their lifetime, and (iii) every year more and more genes are discovered to have a specific link to cancer, which then enables a genetic or molecular test to be developed.   We estimate that the Company addresses a $5-6 billion total market opportunity, about half of which is derived from genetic and molecular testing with the other half derived from more traditional anatomic pathology testing services that are complementary to and often ordered with the genetic testing services we offer.

Our Focus

NeoGenomics’ primary focus is to provide high complexity laboratory testing for community-based pathology, oncology and urology markets in the United States.  We focus on community-based practitioners for two reasons: First, academic pathologists and associated clinicians tend to have their testing needs met within the confines of their university affiliation.  Secondly, most of the cancer care in the United States is administered by community based practitioners due to ease of local access.  We currently provide our services to pathologists and oncologists that perform bone marrow and/or peripheral blood sampling for the diagnosis of blood and lymphoid tumors (leukemias and lymphomas) and archival tissue referred for analysis of solid tumors such as breast cancer.  We also serve community-based urologists by providing a FISH-based genetic test for the diagnosis of bladder cancer and early detection of recurrent disease.

The high complexity cancer testing services we offer to community-based pathologists are designed to be a natural extension of and complementary to the services that our pathologist clients perform within their own practices.   Since fee-for-service pathologists derive a significant portion of their annual revenue from the interpretation of cancer biopsy specimens, they represent an important market segment to us.  We believe our relationship as a non-competitive partner to the community-based pathologist empowers these pathologists to expand their testing breadth and provide a menu of services that matches or exceeds the level of service found in academic centers of excellence around the country.

We also believe that we can provide a competitive choice to those larger oncology practices that prefer to have a direct relationship with a laboratory for cancer genetic testing services.  Our regionalized approach allows us strong interactions with clients and our innovative Genetic Pathology Solutions (“GPS TM”) report summarizes all relevant case data on one page.

Competitive Strengths

Turnaround Times

At NeoGenomics we strive to provide industry leading turnaround times to our clients nationwide and to provide information so that patients can get the correct treatment quickly.

We believe  our average 4-5 day turn-around time for our cytogenetics testing services and our average 3-4 day turn-around time for FISH testing services continue to be industry-leading benchmarks for national laboratories.  The consistent timeliness of results is a competitive strength in cytogenetics and FISH testing and a driver of additional testing requests by our referring physicians.  Quick turn-around times for cytogenetics and FISH tests allow for the performance of other tests to augment or confirm results and improve patient care.  Without rapid turnaround times there is an increased chance that the test results will not be returned within an acceptable diagnostic window when other adjunctive diagnostic test results are required.  We believe our turn-around times result in our referring physicians requesting more of our testing services and give us a significant competitive advantage in marketing our services against those of other competing laboratories.

National Direct Sales Force

NeoGenomics has assembled a strong direct sales force.  Our sales representatives (“Territory Business Managers”) are organized into three regions (Northeast, Southeast and West).  These sales representatives are trained extensively in cancer genetic testing and consultative selling skills.  As of March 31, 2009, we had 17 Territory Business Managers and three Regional Managers.

Client Care

NeoGenomics Client Care Specialists (“CCS”) are organized by region into territories that service not only our external clients, but also work very closely with and support our sales team.  A client receives personalized assistance when dealing with their dedicated CCS because each CCS understands their clients’ specific needs.  CCS’s handle everything from arranging specimen pickup to delivering the results to fulfill NeoGenomics’ objective of delivering exceptional services to our clients.

Geographic Locations

In 2008, we continued an aggressive campaign to regionalize our laboratory operations around the country to be closer to our clients.  Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on one or both coasts to service the needs of their customers around the country.  We believe that our clients and prospects desire to do business with a laboratory with national breadth and a local presence.  NeoGenomics’ three laboratory locations in Fort Myers, Florida; Irvine, California; and Nashville Tennessee each have the appropriate state, Clinical Laboratory Improvement Act, as amended (“CLIA”), and College of American Pathologists (“CAP”) licenses and accreditations and are currently receiving specimens.  As situations dictate and opportunities arise, we will continue to develop and open new laboratories, linked together by our optimized Laboratory Information System (“LIS”), to better meet the regionalized needs of our clients.

Laboratory Information System

NeoGenomics has a state of the art LIS that interconnects our locations and provides flexible reporting options to clients.  This system allows us to deliver uniform test results throughout our network, regardless of where the lab that performs any specific test is located.  This allows us to move specimens between locations to better balance our workload.  Our LIS also allows us to offer highly specialized services to certain sub-segments of our client base.  For instance, our tech-only NeoFISHTM and NeoFLOWTM applications allow our community-based pathologist clients to tailor individual reports to their own customizable report templates.  This feature has been extremely well-received by our tech-only clients.

Scientific Pipeline

The field of cancer genetics is rapidly evolving, and we are committed to developing and offering new tests to meet the needs of the market place based on the latest scientific discoveries.  During 2008, the Company made significant strides in broadening our product line-up by developing the capability to perform molecular diagnostic testing and immunohistochemistry testing in-house.  We believe that by adding additional types of tests to our product offering, we will be able to increase our testing volumes through our existing client base as well as more easily attract new clients via the ability to package our testing services more appropriately to the needs of the market.

Critical Accounting Policies

 The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  For a complete description of our significant accounting policies, see Note B to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

 Our critical accounting policies are those where we have made difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

•	Revenue Recognition
•	Accounts Receivable
•	Stock Based Compensation

Revenue Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

Trade Accounts Receivable and Allowance For Doubtful Accounts

We record accounts receivable net of estimated discounts, contractual allowances and allowances for bad debts.  We provide for accounts receivable that could become uncollectible in the future by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value.  We estimate this allowance based on the aging of our accounts receivable and our historical collection experience for each type of payer.  Receivables are charged off to the allowance account at the time they are deemed uncollectible.  In the event that the actual amount of payment received differs from the previously recorded estimate of an account receivable, an adjustment to revenue is made in the current period at the time of final collection and settlement.  During 2008, we recorded approximately $259,000 of net total incremental revenue from tests in which we underestimated the revenue in 2007 relative to the amounts that we ultimately received in 2008.  This was approximately 1.3% of our total FY 2008 revenue and 2.3% of our FY 2007 revenue.  During 2007, we recorded approximately $24,000 of net total incremental revenue from tests in which we underestimated the revenue in 2006 relative to the amounts that we ultimately received in 2007.  This was less than 1% of our total FY 2007 revenue and less than 1% of our FY 2006 revenue. These adjustments are not material to the Company’s results of operations in any period presented.  Our estimates of net revenue are subject to change based on the contractual status and payment policies of the third party payers with whom we deal.  We regularly refine our estimates in order to make our estimated revenue for future periods as accurate as possible based on our most recent collection experience with each third party payer.

The following tables present the dollars and percentage of the Company’s net accounts receivable from customers outstanding by aging category at December 31, 2008 and 2007.  All of our receivables were pending approval by third-party payers as of the date that the receivables were recorded:

NEOGENOMICS AGING OF RECEIVABLES BY PAYOR GROUP

December 31, 2008

Payor Group	0-30%		30-60%		60-90%		90-120%		120-150%		>150%		Total	%
Client	$280,002	9%	$189,811	6%	$285,126	9%	$176,406	5%	$144,897	4%	$26,762	1%	$1,103,004	34%
Commercial Insurance	350,009	11%	217,741	7%	137,210	4%	104,836	3%	70,959	2%	287,272	9%	1,168,027	36%
Medicaid	434	0%	7,312	0%	14,861	1%	12,124	0%	8,078	0%	42,145	1%	84,954	2%
Medicare	530,833	16%	56,334	2%	33,149	1%	12,054	0%	23,378	1%	53,993	2%	709,741	22%
Private Pay	25,341	1%	35,004	1%	29,354	1%	15,969	0%	13,114	0%	27,142	1%	145,924	4%
Unbilled Revenue	60,523	2%	-	-	-	-	-	-	-	-		-	60,523	2%
Total	$1,247,142	39%	$506,202	16%	$499,700	16%	$321,389	8%	$260,426	7%	$437,314	14%	$3,272,173	100%

December 31, 2007

Payor Group	0-30%		30-60%		60-90%		90-120%		120-150%		>150%		Total	%
Client	$159,649	4%	$148,909	4%	$200,073	6%	$69,535	2%	$34,701	1%	$88,053	2%	700,920	19%
Commercial Insurance	427,876	12%	184,761	5%	126,477	4%	66,922	2%	107,095	3%	380,292	10%	1,293,423	36%
Medicaid	918	0%	904	0%	2,331	0%	1,292	0%	5,522	0%	6,370	0%	17,337	0%
Medicare	662,560	18%	293,870	8%	94,755	3%	70,579	2%	103,111	3%	382,891	11%	1,607,766	45%
Private Pay	9,745	0%	6,324	0%	6,889	0%	3,238	0%	1,926	0%	3,731	0%	31,853	0%
Total	$1,260,748	34%	$634,768	17%	$430,525	13%	$211,566	6%	$252,355	7%	$861,337	23%	$3,651,299	100%

During 2008, we were able to clean-up the billing issues that we experienced during 2007 by replacing our entire billing and collections team and implementing a new billing system in March 2008.  The result was a 10% decline in accounts receivable greater than 120 days.  We also were able to reduce our accounts receivable balance by 9% while growing revenues by 74% and were able to reduce our days-sales-outstanding to 45 days at December 31, 2008 from 78 days at December 31, 2007.

Based on a detailed analysis, we believe that our $359,000 allowance for doubtful accounts, which represents approximately 11% of our receivables balance, is adequate as of December 31, 2008.  At December 31, 2007, our allowance for doubtful accounts was $415,000 or 11% of accounts receivable.  During 2008 we wrote off $250,000 of our accounts receivable pertaining to2007 in excess of the $415,000 allowance for doubtful accounts we had at December 31, 2007 or 7% of our accounts receivable balance at December 31, 2007.

Stock Based Compensation.

The Company accounts for stock-based compensation in accordance with SFAS No. 123R “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the awards’ grant-date fair value.

For stock options, the Company uses a Trinomial Lattice option-pricing model to estimate the grant-date fair value of stock option awards, and recognizes compensation cost on a straight-line basis over the awards’ vesting periods.  The Company estimates an expected forfeiture rate, which is factored into the determination of the Company’s quarterly expense.  In addition, effective January 1, 2007, the Company began sponsoring an Employee Stock Purchase Plan (“ESPP”), whereby eligible employees may purchase Common Stock monthly, by means of limited payroll deductions, at a 5% discount from the fair market value of the Common Stock as of specific dates.  The Company’s ESPP plan is considered exempt from fair value accounting under SFAS No. 123(R) because the discount offered to employees is only 5%.

See Note B – Summary of Significant Accounting Policies - Stock-Based Compensation and Note F – Stock Based Compensation in the Notes to Consolidated Financial Statements for more information regarding the valuation of stock-based compensation.

Results of Operations for the twelve months ended December 31, 2008 as compared with the twelve months ended December 31, 2007

Revenue

              During the fiscal year ended December 31, 2008, our revenues increased approximately 74% to $20,015,000 from $11,505,000 during the year ended December 31, 2007. This was the result of an increase in testing volume of 55% and a 12% increase in average revenue per test. This volume increase is the result of wide acceptance of our product offerings and our industry leading turnaround times resulting in new clients.  The increase in average revenue per test is primarily the result of certain Medicare fee schedule increases in 2008 for a number of our tests and to a lesser extent price increases to client bill customers based on the increase in the Medicare fee schedule and changes in our product and payer mixes.

During the year ended December 31, 2008, our average revenue per client requisition increased by approximately 15% to $808 from $702 in 2007.  Our average revenue per test increased by approximately 12% to $615 in 2008 from $548in 2007.  Revenues per test are a function of both the type of the test and the payer.  Our policy is to record as revenue the amounts that we expect to collect based on published or contracted amounts and/or prior experience with the payer.   We have established a reserve for uncollectible amounts based on estimates of what we will collect from a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) co-payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers.   On December 31, 2008, our allowance for doubtful accounts was approximately $359,000, a 13% decrease from our balance at December 31, 2007 of $415,000.  The allowance for doubtful accounts was approximately 10.9% and 11.3% of accounts receivables as of December 31, 2008 and 2007, respectively.

Cost of Revenue

Our cost of revenue, as a percentage of gross revenue, decreased from 48% for the year ended December 31, 2007 to 47% for the twelve months ended December 31, 2008.  This decrease was primarily the result of the revenue per test increase explained above partially offset by increased expenses from increases in the number of employees and related benefits as well as increased lab supply and postage/delivery costs from opening new lines of business and meeting the increase in testing volumes.

Gross Profit

 As a result of the 74% increase in revenue and our 47% cost of revenue, our gross profit increased 78% to $10,661,000 for the twelve months ended December 31, 2008, from a gross profit of $5,982,000 for the twelve months ended December 31, 2007. When expressed as a percentage of revenue, our gross margins increased from 52.1% for the twelve months ended December 31, 2007 to 53.3% for the twelve months ended December 31, 2008.  The increase in gross profit was largely a result of the increase in revenue per test partially offset by the increased costs in 2008 for employee labor and benefits, lab supplies, and postage and delivery costs.

General and Administrative Expenses

During 2008, our general and administrative expenses increased by approximately 27% to $11,545,000 from approximately $9,123,000 in 2007. General and administrative expenses as a percentage of revenues were 58% for 2008, compared with 79% for 2007, a decrease of 21%.  Although revenues increased 74%, the Company was able to minimize the growth of our general and administrative expenses to 27% as we continue to scale our business and recognize economies of scale with our higher volumes.  The 21% decrease as a percentage of revenue was also aided by the decrease in significant expenses associated with the litigation with US Labs that was settled in 2008 (see Note G to our consolidated financial statements) partially offset by $318,000 of transaction related expenses for business combinations which we decided were not in the best interests of our shareholders to consummate.  Bad debt expense for the years ended December 31, 2008 and 2007 was $1,790,000 and $1,014,000, respectively.  This increase was necessitated by the significant increase in revenues noted above and the write off in 2008 of approximately $250,000 of accounts receivable included in our December 31, 2007 accounts receivable balance in excess of our allowance for doubtful accounts at December 31, 2007.

Other Income/Expense

Net other income/expense, which primarily consists of interest expense, increased approximately 109% during the year ended December 31, 2008 to approximately $499,000 from approximately $239,000 for the comparable period in 2007.  This increase is primarily attributable to the $200,000 write down of our investment associated with a potential joint venture, as discussed in Note L to our consolidated financial statements.  Apart from this item, other income/expense for the year ending December 31, 2008 is primarily comprised of interest payable on advances under our revolving credit facility with Capital Source and interest paid for capital lease obligations, while other income/expense for the year ending December 31, 2007 is primarily comprised of interest payable on our advances under our credit facility with Aspen and interest paid for capital lease obligations.

Net Loss

 As a result of the foregoing, our net loss decreased from approximately ($3,380,000) or $(0.11) per share for the year ended December 31, 2007 to approximately ($1,383,000) or $(0.04) per share for the year ended December 31, 2008, a decrease of approximately 59%.

 Liquidity and Capital Resources

During the year ended December 31, 2008, our operating activities used approximately $138,000 of cash compared with $2,643,000 of cash used in the fiscal year ended 2007.  This improvement primarily relates to the reduction in net losses in 2008 as compared to 2007, but also to the significant improvements in collections we experienced in 2008 as a result of replacing our billing system and augmenting our billing and collections team.    Our cash used in investing activities was approximately $501,000 in 2008 compared with $716,000 in 2007.  In 2008, our net cash flow provided by financing activities was approximately $898,000 which was primarily derived from amounts borrowed from our revolving credit facility, offset by payments made on capital lease obligations.  In 2007, our net cash flow provided by financing activities was approximately $3,443,000 which was primarily derived from the sale of $5,287,000 of equity securities, a portion of which was used to retire the $1,675,000 due on the Aspen Credit facility and finance operations.   At December 31, 2008 and 2007, we had cash and cash equivalents of approximately $468,000, and $211,000 respectively.

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   At December 31, 2008 and 2007, we had stockholders’ equity of approximately $1,501,000 and $2,322,000, respectively.

On November 5, 2008, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC an Illinois limited liability company (“Fusion”).  The Purchase Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion.  As of March 31, 2009, we had not drawn on any amounts under the Fusion Purchase Agreement.

On February 1, 2008, we entered into a revolving credit facility with CapitalSource Finance, LLC, which allows us to borrow up to $3,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days.  As of March 31, 2009, we had approximately 850,000 in cash on hand and $1,054,000 of availability under our credit facility.  As such, we believe we have adequate resources to meet our operating commitments for the next twelve months and accordingly our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $1.5 million to $2.0 million of additional capital equipment during the next twelve months.  We plan to fund these expenditures through capital lease financing arrangements and through our master lease agreement with Leasing Technology International., Inc.   If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings.  The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and financial liabilities.  SFAS 159 became effective for the Company as of January 1, 2008 and as of this effective date, the Company has elected not to apply the fair value option to any of its financial assets for financial liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 became effective for the Company as of January 1, 2008 for financial assets and financial liabilities within its scope and it did not have a material impact on our consolidated financial statements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2.  The Company is currently assessing the impact, if any, of SFAS 157 and FSP FAS 157-2 for non-financial assets and non-financial liabilities on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) became effective for the Company on January 1, 2009.  The impact of the standard on the Company’s financial position and results of operations will be dependent upon the number of and magnitude of the acquisitions that are consummated once the standard is effective.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement became effective for the Company as of January 1, 2009 and we do not expect it to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place.  SFAS 162 had no affect on the Company’s financial statements.

Related Party Transactions

During 2008 and 2007, Steven C. Jones, a director of the Company, earned $176,000 and $128,000, respectively, for various consulting work performed in connection with his duties as Acting Principal Financial Officer.

During 2008 and 2007, George O’Leary, a director of the Company, earned $22,200 and $9,500, respectively, in cash for various consulting work performed for the Company.  On March 15, 2007, Mr. O’Leary was also awarded 100,000 warrants for certain consulting services performed on behalf of the Company.  These warrants had an exercise price of $1.49/share and a five year term.  Half of these warrants were deemed vested on issuance and the other half vest ratably over a 24 month period.

On February 18, 2005, we entered into a binding agreement with Aspen Select Healthcare, LP (formerly known as MVP 3, LP) (“Aspen”) to refinance our existing indebtedness of $740,000 owed to Aspen and provide for additional liquidity of up to $760,000 to the Company.  Under the terms of the agreement, Aspen agreed to make available to us up to $1.5 million (subsequently increased to $1.7 million) of debt financing in the form of a revolving credit facility (the “Aspen Credit Facility”) with an initial maturity of March 31, 2007.  Aspen is managed by its General Partner, Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics.  As part of this agreement, we also agreed to issue to Aspen a five year warrant to purchase up to 2,500,000 shares of common stock at an initial exercise price of $0.50/share.  An amended and restated loan agreement for the Aspen Credit Facility and other ancillary documents, including the warrant agreement, which more formally implemented the agreements made on February 18, 2005 were executed on March 23, 2005.  All material terms were identical to the February 18, 2005 agreement.  These warrants as amended were valued at approximately $133,000 using the Black-Scholes option pricing model.  We incurred $53,587 of transaction expenses in connection with refinancing the Aspen Credit Facility, which were capitalized and amortized to interest expense over the term of the agreement.  The Aspen Credit Facility was paid in full on June 7, 2007 with the proceeds from the Private Placement described below, and it expired on September 30, 2007.

On March 11, 2005, we entered into an agreement with HCSS, LLC and eTelenext, Inc. to enable NeoGenomics to use eTelenext, Inc’s Accessioning Application, AP Anywhere Application and CMQ Application.  HCSS, LLC is a holding company created to build a small laboratory network for the 50 small commercial genetics laboratories in the United States.  HCSS, LLC is owned 66.7% by Dr. Michael T. Dent, a member of our Board of Directors.  Under the terms of the agreement, the Company paid $22,500 over three months to customize this software and will pay an annual membership fee of $6,000 per year and monthly transaction fees of between $2.50 - $10.00 per completed test, depending on the volume of tests performed.  The eTelenext system is an elaborate laboratory information system (LIS) that is in use at many larger laboratories.  By assisting in the formation of the small laboratory network, the Company will be able to increase the productivity of its technologists and have on-line links to other small laboratories in the network in order to better manage its workflow.  During the years ended December 31, 2008 and 2007 HCSS earned $99,893 and $77,177, respectively, for transaction fees related to completed tests.

On June 6, 2007, we issued to the six non-employees director’s of our board of director’s a total of 550,000 warrants.  These warrants are valued at approximately $280,000 using the Black-Scholes option pricing model and our being expensed over the vesting period.

In June 2007, as noted in Note I, we issued warrants to purchase 250,000 shares at $1.50 per share and paid ACA a cash fee of $52,375 in consideration for ACA’s services to the Company in connection with the Private Placement.   The warrants were valued at approximately $145,000 using the Black-Scholes option pricing model.

On September 30, 2008, the Company entered into a master lease agreement (the “Master Lease”) with Gulf Pointe Capital, LLC (“Gulf Pointe”) which allows us to obtain lease capital from time to time up to an aggregate of $130,000 of lease financing after it was determined that the lease facility with LTI described in Footnote J would not allow for the leasing of certain used and other types of equipment. The terms under this lease are consistent with the terms of our other lease arrangements. Three members of our Board of Directors Steven Jones, Peter Petersen and Marvin Jaffe, are affiliated with Gulf Pointe and recused themselves from both sides of all negotiations concerning this transaction.  In consideration for entering into the Master Lease with Gulf Pointe, the Company issued 32,475 warrants to Gulf Pointe with an exercise price of $1.08 and a five year term.  Such warrants vest 25% on issuance and then on a pro rata basis as amounts are drawn under the Master Lease.  The warrants were valued at approximately $11,000 using the Black-Scholes option pricing model, and the warrant cost is being expensed as it vests. At the end of the term of any lease schedule under the Master Lease, the Company’s options are as follows:  (a) purchase not less than all of the equipment for its then fair market value not to exceed 15% of the original equipment cost, (b) extend the lease term for a minimum of six months, or (c) return not less than all the equipment at the conclusion of the lease term.  On September 30, 2008, we also entered into the first lease schedule under the Master Lease which provided for the sale/leaseback of approximately $130,000 of used laboratory equipment (“Lease Schedule #1”).   Lease Schedule #1 has a 30 month term and a lease rate factor of 0.0397/month, which equates to monthly payments of $5,154.88 during the term.

Subsequent Events

Employment Contracts

On March 16, 2009, the Company entered into an employment agreement with Douglas M. VanOort (the “Employment Agreement”) to employ Mr. VanOort in the capacity of Executive Chairman and interim Chief Executive Officer.   The Employment Agreement has an initial term from March 16, 2009 through March 16, 2013, which initial term automatically renews for one year periods.  Mr. VanOort will receive a salary of $225,000 per year for so long as he spends not less than 2.5 days per week on the affairs of the Company.  He will receive an additional $50,000 per year while serving as the Company’s interim Chief Executive Officer; provided that he spends not less than 3.5 days per week on average on the affairs of the Company.  Mr. VanOort is also eligible to receive an annual cash bonus based on the achievement of certain performance metrics of at least 30% of his base salary (which includes amounts payable with respect to serving as Executive Chairman and interim Chief Executive Officer).  Mr. VanOort is also entitled to participate in all of the Company’s employee benefit plans and any other benefit programs established for officers of the Company.

The Employment Agreement also provides that Mr. VanOort will be granted an option to purchase 1,000,000 shares of the Company’s common stock under the Company’s Amended and Restated Equity Incentive Plan (the “Amended Plan”).  The exercise price of such option is $0.80 per share.  500,000 shares of common stock subject to the option will vest according to the following schedule (i) 200,000 shares will vest on March 16, 2010 (provided that if Mr. VanOort’s employment is terminated by the Company without “cause” then the pro rata portion of such 200,000 shares up until the date of termination shall vest); (ii) 12,500 shares will vest each month beginning on April 16, 2010 until March 16, 2011; (iii) 8,000 shares will vest each month beginning on April 16, 2011 until March 16, 2012 and (iv) 4,500 shares will vest each month beginning on April 16, 2012 until March 16, 2013.  500,000 shares of common stock subject to the option will vest based on the achievement of certain performance metrics by the Company.  Any unvested portion of the option described above shall vest in the event of a change of control of the Company.

Either party may terminate Mr. VanOort’s employment with the Company at any time upon giving sixty days advance written notice to the other party.  The Company and Mr. VanOort also entered into a Confidentiality, Non-Solicitation and Non-Compete Agreement in connection with the Employment Agreement.

On March 16, 2009, the Company and the Douglas M. VanOort Living Trust entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which the Douglas M. VanOort Living Trust purchased 625,000 shares of the Company’s common stock at a purchase price of $0.80 per share (the “Subscription Shares”).  The Subscription Shares are subject to a two year lock-up that restricts the transfer of the Subscription Shares; provided, however, that such lock-up shall expire in the event that the Company terminates Mr. VanOort’s employment.  The Subscription Agreement also provides for certain piggyback registration rights with respect to the Subscription Shares.

On March 16, 2009, the Company and Mr. VanOort entered into a Warrant Agreement (the “Warrant Agreement”) pursuant to which Mr. VanOort, subject to the vesting schedule described below, may purchase up to 625,000 shares of the Company’s common stock at an exercise price of $1.05 per share (the “Warrant Shares”).  The Warrant Shares vest based on the following vesting schedule:

(i)	20% of the Warrant Shares vest immediately,
(ii)
20% of the Warrant Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $3.00 per share for 20 consecutive trading days,

(iii)
20% of the Warrant Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $4.00 per share for 20 consecutive trading days,

(iv)
20% of the Warrant Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $5.00 per share for 20 consecutive trading days and

(v)
20% of the Warrant Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $6.00 per share for 20 consecutive trading days.

In the event of a change of control of the Company in which the consideration payable to each common stockholder of the Company in connection with such change of control has a deemed value of at least $4.00 per share, then the Warrant Shares shall immediately vest in full.  In the event that Mr. VanOort resigns his employment with the Company or the Company terminates Mr. VanOort’s employment for “cause” at any time prior to the time when all Warrant Shares have vested, then the rights under the Warrant Agreement with respect to the unvested portion of the Warrant Shares as of the date of termination will immediately terminate.

Asset Purchase Agreements

On February 2, 2009, we issued 300,000 shares of restricted stock, valued at $186,000, in connection with two agreements to purchase the assets (primarily laboratory equipment) of two laboratories, including settlement of certain amounts due to the owner of such laboratories.

Amended and Restated Master Lease

On February 9, 2009, we amended our Master Lease with GulfPointe to increase the maximum size of the facility to $250,000.   As part of this amendment, we terminated the original warrant agreement, dated September 30, 2008, and replaced it with a new warrant to purchase 83,333 shares of our common stock.  Such new warrant has a five year term, an exercise price of $0.75/share and the same vesting schedule as the original warrant.   On February 9, 2009, we also entered into a second schedule under the Master Lease for the sale/leaseback of approximately $118,000 of used laboratory equipment (“Lease Schedule #2”).  Lease Schedule #2 was entered into after it was determined that LTI was unable to consummate this transaction under the lease facility described in footnote J.  Lease Schedule #2 has a 30 month term at the same lease rate factor per month as Lease Schedule #1, which equates to monthly payments of $4,690.41 during the term.

Amended and Restated Equity Incentive Plan

On March 3, 2009, the Company’s Board of Directors approved the Amended and Restated Equity Incentive Plan (the “Amended Plan”), which amends and restates the NeoGenomics, Inc. Equity Incentive Plan, originally effective as of October 14, 2003, and amended and restated effective as of October 31, 2006.  The Amended Plan allows for the award of equity incentives, including stock options, stock appreciation rights, restricted stock awards, stock bonus awards, deferred stock awards, and other stock-based awards to certain employees, directors, or officers of, or key advisers or consultants to, the Company or its subsidiaries.  Revised provisions included in the Amended Plan include, among others, (i) provision that the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the Amended Plan shall be 6,500,000 shares of common stock, (ii) deletion of provisions governing the grant of “re-load options” and (iii) that the Amended Plan shall expire on March 3, 2019.

Second Amendment to Revolving Credit and Security Agreement

On April 14, 2009, the Parent Company, NeoGenomics Laboratories, Inc. (the wholly owned subsidiary of the Parent Company) (“Borrower”) and CapitalSource Finance LLC (“CapitalSource”) (as agent for CapitalSource Bank) entered into a Second Amendment to Revolving Credit and Security Agreement (the “Loan Amendment”).  The Loan Amendment, among other things, amends that certain Revolving Credit and Security Agreement dated February 1, 2008 as amended by that certain First Amendment to Revolving Credit and Security Agreement dated November 3, 2008 (as amended, the “Loan Agreement”) to (i) provide that through December 31, 2009, the Borrower must maintain Minimum Liquidity (as defined in the Loan Agreement) of not less than $500,000, (ii) amend the definitions of “Fixed Charge Coverage Ratio” and “Fixed Charges”, (iii) amend the definition of “Permitted Indebtedness” to increase the amount of permitted capitalized lease obligations and indebtedness incurred to purchase goods secured by certain purchase money liens and (iv) amend and update certain representations, warranties and schedules.  In addition, pursuant to the Loan Amendment, CapitalSource waived the following events of default under the Loan Agreement:  (i) the failure of the Borrower to comply with the fixed charge coverage ratio covenant for the test period ending December 31, 2008, (ii) the failure of the Borrower to notify CapitalSource of the change of Borrower’s name to NeoGenomics Laboratories, Inc. and to obtain CapitalSource’s prior consent to the related amendment to Borrower’s Articles of Incorporation, (iii) the failure of the Parent Company and the Borrower to obtain CapitalSources prior written consent to the amendment of the Parent Company’s bylaws to allow for the size of the Parent Company’s Board of Directors to be increased to eight members and (iv) the failure of the Borrower to notify CapitalSource of the filing of an immaterial complaint by the Borrower against a former employee of the Borrower .   The Company paid CapitalSource Bank a $25,000 amendment fee in connection with the Loan Amendment.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulations S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoGenomics, Inc.:

We have audited the accompanying consolidated balance sheets of NeoGenomics, Inc. (the “Company”), as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A
Tampa, FL
April 14, 2009

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$468,171	$210,573
Accounts receivable (net of allowance for doubtful accounts of $358,642 and $414,548, respectively)	2,913,531	3,236,751
Inventories	491,459	304,750
Other current assets	482,408	400,168
Total current assets	4,355,569	4,152,242

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $1,602,594 and $862,030 respectively)	2,875,297	2,108,083

OTHER ASSETS	64,509	260,575

TOTAL ASSETS	$7,295,375	$6,520,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,512,427	$1,799,159
Accrued compensation	736,552	370,496
Accrued expenses and other liabilities	358,265	574,084
Legal contingency (Note G)	-	375,000
Short-term portion of equipment capital leases	636,900	242,966
Revolving credit line	1,146,850	-
Total current liabilities	4,390,994	3,361,705

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	1,403,271	837,081

TOTAL LIABILITIES	5,794,265	4,198,786

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 32,117,008 and 31,391,660 shares issued and outstanding at December 31, 2008 and 2007, respectively	32,117	31,391
Additional paid-in capital	17,381,810	16,820,954
Accumulated deficit	(15,912,817)	(14,530,231)
Total stockholders’ equity	1,501,110	2,322,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,295,375	$6,520,900

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

NET REVENUE	$20,015,319	$11,504,725

COST OF REVENUE	9,353,852	5,522,775

GROSS MARGIN	10,661,467	5,981,950

OTHER OPERATING EXPENSE
General and administrative	11,545,456	9,122,922

INCOME / (LOSS) FROM OPERATIONS	(883,989)	(3,140,972)

OTHER INCOME / (EXPENSE):
Other income	9,926	24,256
Interest expense	(308,523)	(263,456)
Loss on investment	(200,000)	-

Other income / (expense) – net	(498,597)	(239,200)

NET LOSS	$(1,382,586)	$(3,380,172)

NET LOSS PER SHARE - Basic and Diluted	$(0.04)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	31,506,824	29,764,289

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2006	27,061,476	$27,061	$11,177,512	$(11,150,059)	$54,514
Common stock issuances for cash	3,654,684	3,655	5,445,182	-	5,448,837
Transaction fees and expenses	-	-	(346,110)	-	(346,110)
Exercise of stock options	175,500	175	53,619	-	53,794
Exercise of warrants	500,000	500	129,500	-	130,000
Warrant amortization and stock issued for services	-	-	159,153	-	159,153
Stock compensation expense	-	-	202,098	-	202,098
Net loss	-	-	-	(3,380,172)	(3,380,172)
Balances, December 31, 2007	31,391,660	31,391	16,820,954	(14,530,231)	2,322,114

Common stock issuances for cash	49,260	49	45,094	-	45,143
Transaction fees and expenses	-	-	(8,411)	-	(8,411)
Warrant amortization	-	-	132,584	-	132,584
Exercise of stock options	88,500	89	23,656	-	23,745
Shares issued to Fusion Capital, net of issuance costs (Note I)	417,500	418	(48,266)	-	(47,848)
Shares issued for registration penalties	170,088	170	170,019	-	170,189
Stock compensation expense	-	-	246,180	-	246,180
Net loss	-	-	-	(1,382,586)	(1,382,586)
Balances, December 31, 2008	32,117,008	$32,117	$17,381,810	$(15,912,817)	$1,501,110

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,382,586)	$(3,380,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	740,564	451,459
Impairment of assets	-	2,235
Loss on investments	200,000	-
Amortization of credit facility warrants and debt issue costs	54,006	54,900
Stock based compensation	246,180	202,098
Non-cash consulting expenses	132,584	159,153
Other non-cash expenses	8,862	29,423
Provision for bad debts	1,789,577	1,013,804
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(1,466,357)	(2,700,797)
(Increase) decrease in inventories	(186,709)	(187,388)
(Increase) decrease in prepaid expenses	(63,057)	(343,032)
(Increase) decrease in other current assets	(3,934)	(26,671)
Increase (decrease) in legal contingency	(375,000)	375,000
Increase (decrease) in accounts payable and other liabilities	167,564	1,707,397
NET CASH USED IN OPERATING ACTIVITIES	(138,306)	(2,642,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(501,781)	(516,144)
Investment in other assets (Power 3)	-	(200,000)
NET CASH USED IN INVESTING ACTIVITIES	(501,781)	(716,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) from/to affiliates, net	-	(1,675,000)
Advances (repayments) from/to revolving credit facility	1,146,850	-
Notes payable	-	(2,000)
Repayment of capital lease obligations	(377,641)	(166,479)
Proceeds from issuance of capital lease on owned assets	67,999	-
Issuance of common stock and warrants for cash , net of transaction expenses	60,477	5,286,521
NET CASH PROVIDED BY FINANCING ACTIVITIES	897,685	3,443,042

NET CHANGE IN CASH AND CASH EQUIVALENTS	257,598	84,307

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	210,573	126,266

CASH AND CASH EQUIVALENTS, END OF YEAR	$468,171	$210,573

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$256,323	$204,670
Equipment leased under capital leases	$1,207,863	$703,145
Income taxes paid	$-	$-

See notes to consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

NeoGenomics, Inc., a Nevada Company, was formed in 1998 under the name of American Communications Enterprises, Inc. (“ACE”, the “Parent”, or the “Parent Company”).

NeoGenomics, Inc., a Florida company, doing business as NeoGenomics Laboratories (“NEO”, “NeoGenomics” or  “Subsidiary”) was formed in June 2001, and agreed to be acquired by ACE in a reverse acquisition in November 2001.  On March 3, 2009, we changed the name of the Subsidiary from NeoGenomics Inc, to NeoGenomics Laboratories, Inc.  NeoGenomics operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Revenue

Cost of revenue consists primarily of lab related materials and supplies, salaries related to laboratory personnel, transportation of patient samples to and from our laboratories, allocated facility costs, and depreciation of equipment used to deliver the Company’s services.

Accounting for Contingencies

When involved in litigation or claims, in the normal course of our business, we follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, to record litigation or claim-related expenses. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We accrue for settlements when the outcome is probable and the amount or range of the settlement can be reasonably estimated. In addition to our judgments and use of estimates, there are inherent uncertainties surrounding litigation and claims that could result in actual settlement amounts that differ materially from estimates.

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

Fair Value of Financial Instruments and Concentrations of Credit Risk

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and liabilities, credit lines, and other current assets and liabilities are considered reasonable estimates of their respective fair values due to their short-term nature.  The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing.  The Company believes that, as of December 31, 2008, its concentration of credit risk related to cash and cash equivalents was not significant.  The carrying value of the Company’s long-term debt approximates its fair value based on the current market conditions for similar debt instruments.

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to whom the Company provides a significant volume of its services, and to specific payors of our services such as Medicare and individual insurance companies.  The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types.  The Company continues to focus its sales efforts to decrease the dependency on any given source of revenue and decrease its credit risk from any one large client or payor type, and these efforts continue to decrease of our credit risk.  For the years ended December 31, 2008 and 2007, one client accounted for 22% and 25% of total revenue and all others were less than 10% of total revenue individually.  In the event that we lost this client, we would potentially lose a significant percentage of our revenues.   As of December 31, 2008, Medicare and one commercial insurance provider accounted for 22% and 14% of the Company’s total accounts receivable balance, respectively.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

Inventories, which consist principally of testing supplies, are valued at the lower of cost or market, using the first-in, first-out method (FIFO).

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

Income Taxes

We compute income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109").  Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.  Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods for property and equipment as well as impairment losses and the timing of recognition of bad debts.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the awards’ grant-date fair value.  The standard covers employee stock options, restricted stock, and other equity awards.

For stock options, the Company uses a Trinomial Lattice option-pricing model to estimate the grant-date fair value of stock option awards, and recognizes compensation cost on a straight-line basis over the awards’ vesting periods.  The Company estimates an expected forfeiture rate, which is factored into the determination of the Company’s quarterly expense. In addition, effective January 1, 2007, the Company began sponsoring an Employee Stock Purchase Plan (“ESPP”), whereby eligible employees may purchase Common Stock monthly, by means of limited payroll deductions, at a 5% discount from the fair market value of the Common Stock as of specific dates.  The Company’s ESPP plan is considered exempt from fair value accounting under SFAS No. 123(R) because the discount offered to employees is only 5%.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note F for a detailed description of the Company’s plans.

Tax Effects of Stock-Based Compensation

We will only recognize a tax benefit from windfall tax deductions for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized.

Net Loss Per Common Share

We compute loss per share in accordance with SFAS No. 128 “Earnings per Share” (“SFAS 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.  Common equivalent shares outstanding as of December 31, 2008 and 2007, which consisted of employee stock options and certain warrants issued to consultants and other providers of financing to the Company, were excluded from diluted net loss per common share calculations as of such dates because they were anti-dilutive.  During the years ended December 31, 2008 and 2007, we reported net loss per share and as such basic and diluted loss per share were equivalent.

Recent Pronouncements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings.  The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and financial liabilities.  SFAS 159 became effective for the Company as of January 1, 2008 and as of this effective date, the Company has elected not to apply the fair value option to any of its financial assets for financial liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 became effective for the Company as of January 1, 2008 for financial assets and financial liabilities within its scope and it did not have a material impact on our consolidated financial statements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2.  The Company is currently assessing the impact, if any, of SFAS 157 and FSP FAS 157-2 for non-financial assets and non-financial liabilities on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) became effective for the Company on January 1, 2009.  The impact of the standard on the Company’s financial position and results of operations will be dependent upon the number of and magnitude of the acquisitions that are consummated once the standard is effective.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement became effective for the Company as of January 1, 2009 and we do not expect it to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place.  SFAS 162 had no affect on the Company’s financial statements.

NOTE C – LIQUIDITY

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   At December 31, 2008 and 2007, we had stockholders’ equity of approximately $1,501,000 and $2,322,000, respectively.  On November 5, 2008, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion”).  The Purchase Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion.  On February 1, 2008, we entered into a revolving credit facility with CapitalSource Finance, LLC, which allows us to borrow up to $3,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days (see Note H).  We believe we have adequate resources to meet our operating commitments for the next twelve months and accordingly our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE D – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007	Estimated Useful Lives in Years
Equipment	$3,450,449	$2,319,601	3-7
Leasehold improvements	111,114	51,989	3-5
Furniture & fixtures	247,366	163,324	7
Computer hardware	276,520	152,405	3
Computer software	382,154	209,134	3
Assets not yet placed in service	10,288	73,660	-
Subtotal	4,477,891	2,970,113
Less accumulated depreciation and amortization	(1,602,594)	(862,030)
Property and equipment, net	$2,875,297	$2,108,083

Depreciation and amortization expense on property and equipment, including leased assets, for the years ended December 31, 2008 and 2007, was $740,564 and $451,459, respectively.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment under capital leases, included above, consists of the following at December 31, 2008 and 2007:

	2008	2007
Equipment	$2,273,864	$1,127,889
Furniture & fixtures	106,119	22,076
Computer hardware	120,821	49,086
Computer software	142,814	94,963
Subtotal	2,643,618	1,294,014
Less accumulated depreciation and amortization	(656,797)	(248,711)
Property and equipment under capital leases, net	$1,986,821	$1,045,303

NOTE E – INCOME TAXES

We recognized losses for financial reporting purposes for the years ended December 31, 2008 and 2007, in the accompanying consolidated statements of operations.  Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided in the accompanying consolidated financial statements.

At December 31, 2008 and 2007, we had net operating loss carryforwards of approximately $7,520,000 and $4,700,000, respectively.  The significant difference between this amount, and our accumulated deficit arises primarily from certain stock based compensation that is considered to be a permanent difference.  Assuming our net operating loss carryforwards are not disallowed because of certain “change in control” provisions of the Internal Revenue Code, these net operating loss carryforwards expire in various years through the year ending December 31, 2028.  However, we have established a valuation allowance to fully reserve our deferred income tax assets as such assets did not meet the required asset recognition standard established by SFAS 109. Our valuation allowance increased by approximately $366,000 during the year ended December 31, 2008.

At December 31, 2008 and 2007, our current and non-current deferred income tax assets (assuming an effective income tax rate of approximately 39%) consisted of the following:

	2008	2007
Net current deferred income tax asset:
Allowance for doubtful accounts	$138,300	$159,000
Less valuation allowance	(138,300)	(159,000)

Total	$-	$-

Net non-current deferred income tax asset:
Net operating loss carryforwards	$2,933,000	$1,830,450
Accumulated depreciation and impairment	(881,000)	(166,000)
Subtotal	2,052,000	1,664,450
Less valuation allowance	(2,052,000)	(1,664,450)

Total	$-	$-

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – INCENTIVE STOCK OPTIONS, WARRANTS AND AWARDS

Stock Option Plan

In October, 2006 (and on March 3, 2009, see Note N Subsequent Events), our shareholders and Board of Directors amended and restated the NeoGenomics Equity Incentive Plan, which was originally approved in October 2003 (the “Plan”).  The Plan permits the grant of stock awards and stock options to officers, directors, employees and consultants.  Options granted under the Plan are either outright stock awards, Incentive Stock Options (“ISOs”) or Non-Qualified Stock Options (“NQSO’s).  As part of the October, 2006 amendment and restatement, the shareholders and Board of Directors approved an increase in the shares reserved under the Plan from 10% of our outstanding common stock at any given time to 12% of our Adjusted Diluted Shares Outstanding, as defined, which equated to 4,554,609 and 4,463,643 shares of our common stock as of December 31, 2008 and 2007, respectively.  As amended on March 3, 2009, the Plan now provides that the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the Plan is 6,500,000 shares.

As of December 31, 2008, option and stock awards totaling 3,724,422 shares were outstanding, including 350,000 options issued outside of the Plan to Robert Gasparini, the Company’s President and Principal Executive Officer, and 586,049 option and stock awards had been exercised, leaving a total of 594,138 options and stock awards available for future issuance.  Options typically expire after 5 or 10 years and vest over 3 or 4 years, but each grant’s vesting and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors or by the President by virtue of authority delegated to him by the Compensation Committee.

In addition, effective January 1, 2007, the Company began sponsoring an Employee Stock Purchase Plan (“ESPP”), where eligible employees may purchase Common Stock, by means of limited payroll deductions, at a 5% discount from the fair market value of the Common Stock as of specific dates.  The ESPP plan is considered exempt from fair value accounting under SFAS No. 123(R) because the discount offered to employees is only 5%.

We account for stock-based compensation expense in accordance with SFAS 123(R), which requires the measurement and recognition of compensation expense in the Company’s statement of operations for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to all our stock-based compensation plans based on estimated grant-date fair values.

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model.  The fair value of the award is recognized as expense over the requisite service periods in our consolidated statement of operations using the straight-line method.  Under SFAS 123(R), the estimated stock-based compensation expense is reduced by an estimate of the annualized rate of stock option forfeitures.

We estimate the grant-date fair value of stock-based awards using the trinomial lattice model.  This model is affected by our stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables.  These variables include expected term, expected risk-free rate of return, expected volatility, and expected dividend yield, each of which is more fully described below.  The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

Expected Term:  The expected term of an option is the period of time that such option is expected to be outstanding.  The average expected term is determined using a trinomial lattice simulation model.

Risk-free Interest Rate:  We base the risk-free interest rate used in the trinomial lattice valuation method on the implied yield at the grant date of the U.S. Treasury zero-coupon issue with an equivalent term to the stock-based award being valued.  Where the expected term of a stock-based award does not correspond with the term for which a zero coupon interest rate is quoted, we use the nearest interest rate from the available maturities.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected Stock Price Volatility:  Effective January 1, 2006, we evaluated the assumptions used to estimate volatility and determined that, under SAB 107, we should use a blended average of our volatility and the volatility of certain peer companies.  We believe that the use of this blended average peer volatility is more reflective of market conditions and a better indicator of our expected volatility due to the limited trading history available for our Company since its last change of control, prior to which we operated under a different business model.

Dividend Yield:  Because we have never paid a dividend and do not expect to begin doing so in the foreseeable future, we have assumed a 0% dividend yield in valuing our stock-based awards.

The fair value of stock option awards granted during the years ended December 31, 2008 and 2007 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

	2008	2007

Expected term (in years)	3.5	4.7
Risk-free interest rate (%)	2.0%	4.6%
Expected volatility (%)	42%	35%
Dividend yield (%)	0%	0%

Weighted average fair value/share at grant date	$0.22	$0.45

The status of our stock options and stock awards are summarized as follows:

	Number	Weighted Average
	Of Shares	Exercise Price

Outstanding at December 31, 2006	2,107,000	$0.43

Granted	1,232,583	1.48
Exercised	(175,500)	0.31
Canceled	(368,039)	1.14
Outstanding at December 31, 2007	2,796,044	0.81

Granted	1,405,000	0.87
Exercised	(88,500)	0.27
Canceled	(388,122)	1.32
Outstanding at December 31, 2008	3,724,422	0.79
Exercisable at December 31, 2008	2,308,244	0.66

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about our options outstanding at December 31, 2008:

	Options Outstanding, Expected to Vest			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

0.00 – 0.30	1,054,000	5.6	$0.25	1,054,000	5.6	$0.25
0.31 – 0.46	72,250	6.4	0.35	72,250	6.4	0.35
0.47 – 0.61	111,500	6.9	0.50	77,666	6.7	0.50
0.62 – 0.83	1,107,917	6.3	0.77	357,999	6.7	0.73
0.84 – 1.08	464,335	5.3	0.98	284,166	5.0	0.96
1.09 – 1.47	574,419	6.3	1.38	330,998	7.3	1.42
1.48 – 1.82	340,001	7.8	1.51	131,165	7.7	1.52
	3,724,422	6.1	0.79	2,308,244	6.1	0.66

As of December 31, 2008, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $412,000 and the aggregate intrinsic value of currently exercisable stock options was approximately $409,000.  The Intrinsic value of each option share is the difference between the fair market value of NeoGenomics common stock and the exercise price of such option share to the extent it is “in-the-money”.  Aggregate Intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.61 closing stock price of NeoGenomics Common Stock on December 31, 2008, the last trading day of 2008.  The total number of in-the-money options outstanding and exercisable as of December 31, 2008 was 1,203,916.

The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was approximately $44,000 and $200,000, respectively.  Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.  The total cash proceeds received from the exercise of stock options was approximately $24,000 and $54,000 for the years ended December 31, 2008 and 2007, respectively.

The total fair value of options granted during the years ended December 31, 2008 and 2007 was approximately $310,000 and $561,000, respectively.   The total fair value of option shares vested during the years ended December 31, 2008 and 2007 was approximately $220,000 and $276,000.

As of December 31, 2008, there was approximately $252,000 of total unrecognized stock-based compensation cost, net of expected forfeitures, related to unvested stock options granted under the Plan.  This cost is expected to be recognized over a weighted-average period of 2.2 years.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The company has issued warrants at various times.  These warrants are valued using the black-scholes option pricing model with the applicable volatility, market price, strike price, risk-free interest rate and dividend yield at the grant of the warrant.

The stock warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price

Warrants outstanding, December 31, 2005	2,938,821	$0.27
Granted	2,170,941	$0.27
Exercised	(338,821)	$0.01

Warrants outstanding, December 31, 2006	4,770,941	$0.26
Granted	1,534,422	$1.50
Exercised	(500,000)	$0.26

Warrants outstanding, December 31, 2007	5,805,363	$0.59
Granted	32,475	$1.08

Warrants outstanding, December 31, 2008	5,837,838	$0.61

NOTE G – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its laboratory and office facilities under non-cancelable operating leases.  These operating leases expire at various dates through April 2012 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.  The Company has approximately 26,000 square feet of office and laboratory space at our corporate headquarters in Fort Myers, Florida.  In addition, we maintain laboratory and office space in Irvine California and Nashville, Tennessee.

The minimum aggregate future obligations under non-cancelable operating leases as of December 31, 2008 are as follows:

Years ending December 31,
2009	$801,763
2010	675,016
2011	384,538
2012	77,512

Total minimum lease payments	$1,938,829

Rent expense for the years ended December 31, 2008 and 2007 was $754,138 and $510,825, respectively and is included in costs of revenues and in general and administrative expenses, depending on the allocation of work space in each facility. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Leases

The Company leases certain property and equipment under various agreements accounted for as capital lease obligations.  Such lease agreements expire at various times through 2012 and the weighted average interest rates under such leases approximated 14.2% at December 31, 2008. Most of these leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term.

Future minimum lease payments under capital lease obligations are:

Years ending December 31,
2009	$874,147
2010	861,067
2011	559,327
2012	169,952
2013	58,891
Total future minimum lease payments	2,523,384
Less amount representing interest	(483,213)
Present value of future minimum lease payments	2,040,171
Less current maturities	(636,900)
Obligations under capital leases – long term	$1,403,271

Property and equipment covered under capital lease agreements (see Note D) is pledged as collateral to secure the performance of the future minimum lease payments above.

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

On April 23, 2008, the Company and US Labs entered into a Settlement Agreement and Release (the "Settlement Agreement") whereby both parties agreed to settle and resolve all claims asserted in and arising out of the aforementioned lawsuit. Pursuant to the Settlement Agreement, the Defendants were required to pay $500,000 to US Labs, of which $250,000 was paid with funds from the Company's insurance carrier in May 2008 and the remaining $250,000 was paid by the Company in equal installments of $31,250 commencing on May 31, 2008.   Under the terms of the Settlement Agreement, there were certain provisions agreed to in the event of default.  As of December 31, 2008, the full settlement amount had been paid and no events of default had occurred.

Private Placement of Common Stock and Registration Penalties

As of December 31, 2007, we had not been able to effectively complete the Registration Statement required to be filed in connection with our June 2007 private placement (the “Private Placement”) and pursuant to the terms of the Private Placement, we accrued $282,000 in estimated penalties as liquidated damages, which were expected to be incurred for the period through June 2008, the date we anticipated to be able to effectively complete the Registration Statement. The Registration Statement became effective on July 1, 2008.  In September, 2008, the Company paid $40,500 in cash and issued 170,088 shares of common stock valued at approximately $1.00 per share for an aggregate payment of $210,688 to the holders of the Private Placement shares to settle the penalties due.  The remaining $71,412 in accrued penalties was reversed in September, 2008 as certain shareholders had previously sold their shares, thus forfeiting their rights to any penalties.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Contracts

On March 12, 2008, we entered into an employment agreement with Robert Gasparini, our President and Chief Scientific Officer, to extend his employment with the Company for an additional four year term.  This employment agreement was retroactive to January 1, 2008 and provides that it will automatically renew after the initial four year term for one year increments unless either party provides written notice to the other party of their intention to terminate the agreement 90 days before the end of the initial term (or any renewal term).  The employment agreement specifies an initial base salary of $225,000/year with specified salary increases tied to achieving revenue goals.  Mr. Gasparini is also entitled to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain targets established by the Board of Directors. In addition, Mr. Gasparini was granted 784,000 stock options at an exercise price of $0.80 and with a seven year term so long as Mr. Gasparini remains an employee of the Company.  These options are scheduled to vest according to the passage of time and the meeting of certain performance-based milestones.  Mr. Gasparini's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. In the event that Mr. Gasparini is terminated without cause by the Company, the Company has agreed to pay Mr. Gasparini's base salary and maintain his benefits for a period of twelve months.

On June 14, 2008, we entered into an employment agreement with Jerome Dvonch, our Principal Accounting Officer, to extend his employment with the Company for an additional four year term and provides that it will automatically renew after the initial four year term for one year increments unless either party provides written notice to the other party of their intention to terminate the agreement 30 days before the end of the initial term (or any renewal term).  The employment agreement specifies an initial base salary of $150,000/year and does not allow for an increase during the first 24 months of the term.  Mr. Dvonch is also entitled to receive cash bonuses for any given fiscal year if he meets certain targets established by the Board of Directors. In addition, Mr. Dvonch was granted 100,000 stock options with an exercise price of $1.04 and with a seven year term so long as Mr. Dvonch remains an employee of the Company.  These options are scheduled to vest according to the passage of time and the meeting of certain performance-based milestones.  Mr. Dvonch's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. In the event that Mr. Dvonch is terminated without cause by the Company, the Company has agreed to pay Mr. Dvonch's base salary and maintain his benefits for a period of six months.

NOTE H – REVOLVING CREDIT AND SECURITY AGREEMENT

On February 1, 2008, our subsidiary, NeoGenomics, Inc., a Florida corporation (“Borrower”), entered into a Revolving Credit and Security Agreement (the “Credit Facility” or “Credit Agreement”) with CapitalSource Finance LLC (“CapitalSource”), the terms of which provide for borrowings based on eligible accounts receivable up to a maximum borrowing of $3,000,000, as defined in the Credit Agreement.  Subject to the provisions of the Credit Agreement, CapitalSource shall make advances to us from time to time during the three year term, and the Credit Facility may be drawn, repaid and redrawn from time to time as permitted under the Credit Agreement.

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month at an annual rate based on the one-month LIBOR plus 3.25%, subject to a LIBOR floor of 3.14%.  At December 31, 2008, the effective rate of interest was 6.39%.

To secure the payment and performance in full of the Obligations (as defined in the Credit Agreement), we granted CapitalSource a continuing security interest in and lien upon, all of our rights, title and interest in and to our Accounts (as defined in the Credit Agreement), which primarily consist of accounts receivable and cash balances held in lock box accounts.  Furthermore, pursuant to the Credit Agreement, the Parent guaranteed the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Obligations. The Parent guaranty is a continuing guarantee and shall remain in force and effect until the indefeasible cash payment in full of the Guaranteed Obligations (as defined in the Credit Agreement) and all other amounts payable under the Credit Agreement.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2008, the available credit under the Credit Facility was approximately $885,000 and the outstanding borrowing was $1,146,850 after netting of $6,172 in compensating cash on hand.  On November 3, 2008, the Company and CapitalSource signed a first amendment to the Credit Agreement.  This amendment increased the amount allowable under the Credit Agreement to pay towards the settlement of the US Labs lawsuit to $250,000 from $100,000 and documented other administrative agreements between NeoGenomics and CapitalSource.

On April 14, 2009, the Parent Company, NeoGenomics Laboratories, Inc. (the wholly owned subsidiary of the Parent Company) (“Borrower”) and CapitalSource Finance LLC (“CapitalSource”) (as agent for CapitalSource Bank) entered into a Second Amendment to Revolving Credit and Security Agreement (the “Loan Amendment”).  The Loan Amendment, among other things, amends that certain Revolving Credit and Security Agreement dated February 1, 2008 as amended by that certain First Amendment to Revolving Credit and Security Agreement dated November 3, 2008 (as amended, the “Loan Agreement”) to (i) provide that through December 31, 2009, the Borrower must maintain Minimum Liquidity (as defined in the Loan Agreement) of not less than $500,000, (ii) amend the definitions of “Fixed Charge Coverage Ratio” and “Fixed Charges”, (iii) amend the definition of “Permitted Indebtedness” to increase the amount of permitted capitalized lease obligations and indebtedness incurred to purchase goods secured by certain purchase money liens and (iv) amend and update certain representations, warranties and schedules.  In addition, pursuant to the Loan Amendment, CapitalSource waived the following events of default under the Loan Agreement:  (i) the failure of the Borrower to comply with the fixed charge coverage ratio covenant for the test period ending December 31, 2008, (ii) the failure of the Borrower to notify CapitalSource of the change of Borrower’s name to NeoGenomics Laboratories, Inc. and to obtain CapitalSource’s prior consent to the related amendment to Borrower’s Articles of Incorporation,  (iii) the failure of the Parent Company and the Borrower to obtain CapitalSource’s prior written consent to the amendment of the Parent Company’s bylaws to allow for the size of the Parent Company’s Board of Directors to be increased to eight members and (iv) the failure of the Borrower to notify CapitalSource of the filing of an immaterial complaint by the Borrower against a former employee of the Borrower.   The Company paid CapitalSource Bank a $25,000 amendment fee in connection with the Loan Amendment.

NOTE I – EQUITY TRANSACTIONS

2007 Private Placement

During the period from May 31, 2007 through June 6, 2007, we sold 2,666,667 shares of our Common Stock to ten unaffiliated accredited investors (the “Investors”) at a price of $1.50 per share in a Private Placement of our Common Stock (the “Private Placement”).  The Private Placement generated gross proceeds to the Company of $4.0 million, and after estimated transaction costs, the Company received net cash proceeds of approximately $3.8 million.  The Company also issued warrants to purchase 98,417 shares of our Common Stock to Noble International Investments, Inc. (“Noble”), in consideration for its services as a placement agent for the Private Placement and paid Noble a cash fee of $147,625.   The warrants to Noble were valued at approximately $57,000 using the Black-Scholes option pricing model.  Additionally, the Company issued to Aspen Capital Advisors, LLC (“ACA”), a company affiliated with one of our directors, warrants to purchase 250,000 shares at $1.50 per share and paid ACA a cash fee of $52,375 in consideration for ACA’s services to the Company in connection with the Private Placement.   The warrants were valued at approximately $145,000 using the Black-Scholes option pricing model.  The Private Placement involved the issuance of the aforementioned unregistered securities in transactions that we believed were exempt from registration under Rule 506 promulgated under the Securities Act.  All of the aforementioned stockholders received registration rights (“Registration Rights”) for the Private Placement shares so purchased and we filed a registration statement on Form SB-2 on July 12, 2007 to register these shares (the “Registration Statement”).  Certain of the Investors also purchased 1,500,000 shares and 500,000 warrants from Aspen Select Healthcare, LP in a separate transaction that occurred simultaneously with the Private Placement and the Company agreed to an assignment of Aspen’s registration rights for such shares and warrants, and those shares and warrants were included in the Registration Statement.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Registration Rights required that if the Registration Statement was not effective within 120 days of the Private Placement, we would be obligated to pay liquidated damages to each holder of shares covered by the Registration Statement (“Registered Securities”) in an amount equal to 0.5% of the purchase price of the Registered Securities for each 30 day period that the Registration Statement was not effective.  The Registration Statement became effective on July 1, 2008.  In September, 2008 the Company paid $40,500 in cash and issued 170,088 shares of common stock, valued at $1.00 per share, for an aggregate payment of $210,588 to the holders of the Private Placement shares to settle the penalties due.  As of December 31, 2007, we had accrued $282,000 for estimated penalties and the remaining $71,412 in accrued penalties was reversed in September, 2008 as certain shareholders had previously sold their shares, thus forfeiting their rights to any penalties.

On June 6, 2007, the Company issued to Lewis Asset Management (“LAM”) 500,000 shares of Common Stock at a purchase price of $0.26 per share and received gross proceeds of $130,000 upon the exercise by LAM of 500,000 warrants which were purchased by LAM from Aspen Select Healthcare, LP on that day.

On August 15, 2007 our Board of Directors voted to issue warrants to purchase 533,334 shares of our Common Stock to the investors who purchased shares in the Private Placement.  Such warrants have an exercise price of $1.50 per share and are exercisable for a period of two years.  These warrants were valued at approximately $85,000 using the Black-Scholes option pricing model.  Such warrants also have a provision for piggyback registration rights in the first year and demand registration rights in the second year.

On June 3, 2008, we filed a Registration Statement on Form S-1/A, and received a notice of effectiveness for the Private Placement shares on July 1, 2008.  In September, 2008 the Company paid $40,500 in cash and issued 170,088 shares of common stock at approximately $1.00 per share for a value of $170,188 for a total of $210,688 to the holders of the Private Placement shares to settle the penalty amounts due.  The remaining $71,412 in accrued penalties was reversed in September, 2008 as certain shareholders had previously sold their shares, thus forfeiting their rights to any penalties paid.

Common Stock Purchase Agreement

On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC an Illinois limited liability company (“Fusion”).  The Stock Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion.  In consideration for entering into this Stock Agreement, on October 10, 2008, we issued to Fusion 17,500 shares of our common stock (valued at $14,700 on the date of issuance) and $17,500 as a due diligence expense reimbursement.  In addition, on November 5, 2008, we issued to Fusion 400,000 shares of our common stock (valued at $288,000 on the date of issuance) as a commitment fee.  Concurrently with entering into the Stock Agreement, we entered into a registration rights agreement with Fusion.  Under the registration rights agreement, we agreed to file a registration statement with the SEC covering the 417,500 shares that have already been issued to Fusion and at least 3.0 million shares that may be issued to Fusion under the Stock Agreement.  Presently, we expect to sell no more than the initial 3.0 million shares to Fusion during the term of this Stock Agreement.  The Company filed a registration statement on Form S-1 dated November 28, 2008, and on February 5, 2009 the filing became effective.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – EQUIPMENT LEASE LINE

On November 5, 2008, the Subsidiary entered into a Master Lease Agreement (the “Lease Agreement”) with Leasing Technologies International, Inc (“LTI”).  The master lease agreement establishes the general terms and conditions pursuant to which the Subsidiary may lease equipment pursuant to a $1,000,000 lease line.  Advances under the lease line may be made for one year by executing equipment schedules for each advance.  The lease term of any equipment schedules issued under the lease line will be for 36 months.  The lease rate factor applicable for each equipment schedule is 0.0327/month.  If the Subsidiary makes use of the entire lease line, the monthly rent would be $32,700.  Monthly rent for the leased equipment is payable in advance on the first day of each month. The obligations of the Subsidiary are guaranteed by the Parent Company.  At the end of the term of each equipment schedule the Subsidiary may:  (a) renew the lease with respect to such equipment for an additional 12 months at fair market value; (b) purchase the equipment at fair market value, which price will not be less than 10% of cost nor more than 14% of cost; (c) extend the term for an additional six months at 35% of the monthly rent paid by the lessee during the initial term, after which the equipment may be purchased for the lesser of fair market value or 8% of cost; or (d) return the equipment subject to a remarketing charge equal to 6% of cost.

As of December 31, 2008, the Company was advanced $437,300 under the terms of the LTI Lease Agreement, which is included in the amount of equipment capital lease obligations in the accompanying consolidated balance sheet (also see Note G).  As of December 31, 2008, we have the ability to receive additional advances under the Lease Agreement of $562,700.

NOTE K – RELATED PARTY TRANSACTIONS

During 2008 and 2007, Steven C. Jones, a director of the Company, earned $176,000 and $128,000, respectively, for various consulting work performed in connection with his duties as Acting Principal Financial Officer.

During 2008 and 2007, George O’Leary, a director of the Company, earned $22,200 and $9,500, respectively, in cash for various consulting work performed for the Company.  On March 15, 2007, Mr. O’Leary was also awarded 100,000 warrants for certain consulting services performed on behalf of the Company.  These warrants had an exercise price of $1.49/share and a five year term.  Half of these warrants were deemed vested on issuance and the other half vest ratably over a 24 month period.

On February 18, 2005, we entered into a binding agreement with Aspen Select Healthcare, LP (formerly known as MVP 3, LP) (“Aspen”) to refinance our existing indebtedness of $740,000 owed to Aspen and provide for additional liquidity of up to $760,000 to the Company.  Under the terms of the agreement, Aspen agreed to make available to us up to $1.5 million (subsequently increased to $1.7 million) of debt financing in the form of a revolving credit facility (the “Aspen Credit Facility”) with an initial maturity of March 31, 2007.  Aspen is managed by its General Partner, Medical Venture Partners, LLC, which is controlled by a director of NeoGenomics.  As part of this agreement, we also agreed to issue to Aspen a five year warrant to purchase up to 2,500,000 shares of common stock at an initial exercise price of $0.50/share.  An amended and restated loan agreement for the Aspen Credit Facility and other ancillary documents, including the warrant agreement, which more formally implemented the agreements made on February 18, 2005 were executed on March 23, 2005.  All material terms were identical to the February 18, 2005 agreement.  These warrants as amended were valued at approximately $133,000 using the Black-Scholes option pricing model.  We incurred $53,587 of transaction expenses in connection with refinancing the Aspen Credit Facility, which were capitalized and amortized to interest expense over the term of the agreement.  The Aspen Credit Facility was paid in full on June 7, 2007 with the proceeds from the Private Placement described below, and it expired on September 30, 2007.

On March 11, 2005, we entered into an agreement with HCSS, LLC and eTelenext, Inc. to enable NeoGenomics to use eTelenext, Inc’s Accessioning Application, AP Anywhere Application and CMQ Application.  HCSS, LLC is a holding company created to build a small laboratory network for the 50 small commercial genetics laboratories in the United States.  HCSS, LLC is owned 66.7% by Dr. Michael T. Dent, a member of our Board of Directors.  Under the terms of the agreement, the Company paid $22,500 over three months to customize this software and will pay an annual membership fee of $6,000 per year and monthly transaction fees of between $2.50 - $10.00 per completed test, depending on the volume of tests performed.  The eTelenext system is an elaborate laboratory information system (LIS) that is in use at many larger laboratories.  By assisting in the formation of the small laboratory network, the Company will be able to increase the productivity of its technologists and have on-line links to other small laboratories in the network in order to better manage its workflow.  During the years ended December 31, 2008 and 2007 HCSS earned $99,893 and $77,177, respectively, for transaction fees related to completed tests.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 6, 2007, we issued to the six non-employees director’s of our board of director’s a total of 550,000 warrants.  These warrants are valued at approximately $280,000 using the Black-Scholes option pricing model and our being expensed over the vesting period.

In June 2007, as noted in Note I, we issued warrants to purchase 250,000 shares at $1.50 per share and paid ACA a cash fee of $52,375 in consideration for ACA’s services to the Company in connection with the Private Placement.   The warrants were valued at approximately $145,000 using the Black-Scholes option pricing model.

On September 30, 2008, the Company entered into a master lease agreement (the “Master Lease”) with Gulf Pointe Capital, LLC (“Gulf Pointe”) which allows us to obtain lease capital from time to time up to an aggregate of $130,000 of lease financing after it was determined that the lease facility with LTI described in Footnote J would not allow for the leasing of certain used and other types of equipment.    The terms under this lease are consistent with the terms of our other lease arrangements. Three members of our Board of Directors Steven Jones, Peter Petersen and Marvin Jaffe, are affiliated with Gulf Pointe and recused themselves from both sides of all negotiations concerning this transaction.  In consideration for entering into the Master Lease with Gulf Pointe, the Company issued 32,475 warrants to Gulf Pointe with an exercise price of $1.08 and a five year term.  Such warrants vest 25% on issuance and then on a pro rata basis as amounts are drawn under the Master Lease.  The warrants were valued at approximately $11,000 using the Black-Scholes option pricing model, and the warrant cost is being expensed as it vests. At the end of the term of any lease schedule under the Master Lease, the Company’s options are as follows:  (a) purchase not less than all of the equipment for its then fair market value  not to exceed 15% of the original equipment cost, (b) extend the lease term for a minimum of six months, or (c) return not less than all the equipment at the conclusion of the lease term.  On September 30, 2008, we also entered into the first lease schedule under the Master Lease which provided for the sale/leaseback of approximately $130,000 of used laboratory equipment (“Lease Schedule #1”).   Lease Schedule #1 has a 30 month term and a lease rate factor of 0.0397/month, which equates to monthly payments of $5,154.88 during the term.

NOTE L – POWER 3 MEDICAL PRODUCTS, INC.

On April 2, 2007, we entered into an agreement with Power3 Medical Products, Inc., (“Power3”) regarding the formation of a joint venture Contract Research Organization (“CRO”) and the issuance of convertible debentures and certain options by Power3 to us (the “Letter Agreement”).  Power3 is an early stage company engaged in the discovery, development, and commercialization of protein biomarkers.  As part of the agreement, on April 17, 2007, we provided $200,000 of working capital to Power3 by purchasing a 6% convertible debenture, due April 17, 2009 (the “Debenture”).  We were also granted two options to increase our stake in Power3 first to 20% and then up to 60% of Power3’s fully diluted shares.  The first option is exercisable for a period starting on the date of purchase of the convertible debenture by NeoGenomics and extending until the day which is the later of (y) November 16, 2007 or (z) the date that certain preconditions specified in the agreement have been achieved.

As of March 31, 2009, Power3 had still failed to meet at least four of the five preconditions specified in the Letter Agreement.  As a result of this failure to meet the pre-conditions specified in the Letter Agreement, we believe that all of our options to acquire interests in Power3 and license their Intellectual Property are still in full force and effect and we have notified Power3 that we are reserving all of our rights under the Letter Agreement.   We have also notified Power3 that they are in default of their obligations under the Debenture by failing to pay interest due since December 2008, and that as a result of such default, we were demanding the accelerated payment of the full principal and any accrued interest under the Debenture.

In February 2009, Power3 filed a Form 8-K with the Securities and Exchange Commission in which they announced they had serious liquidity issues and needed to raise at least $3.0 million in order to continue to operate as a going concern over the next 12 months.   As a result of the foregoing, we concluded that we should reserve fully against recovery of the $200,000 convertible debenture, and thus a reserve is included in other expense as a loss on investment.  Notwithstanding the foregoing, we intend to vigorously pursue all of our rights and remedies under both the Letter Agreement and the Debenture.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – RETIREMENT PLAN

We maintain a defined-contribution 401(k) retirement plan covering substantially all employees (as defined).  Our employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation.  In addition, we match any employees’ contributions on a dollar to dollar basis up to 1% of the respective employee’s salary.  We made matching contributions of approximately $41,000 and $23,000 during the years ended December 31, 2008 and 2007, respectively.

NOTE N – SUBSEQUENT EVENTS

Employment Contracts

On March 16, 2009, the Company entered into an employment agreement with Douglas M. VanOort (the “Employment Agreement”) to employ Mr. VanOort in the capacity of Executive Chairman and interim Chief Executive Officer.  The Employment Agreement has an initial term from March 16, 2009 through March 16, 2013, which initial term automatically renews for one year periods.  Mr. VanOort will receive a salary of $225,000 per year for so long as he spends not less than 2.5 days per week on the affairs of the Company.  He will receive an additional $50,000 per year while serving as the Company’s interim Chief Executive Officer; provided that he spends not less than 3.5 days per week on average on the affairs of the Company.  Mr. VanOort is also eligible to receive an annual cash bonus based on the achievement of certain performance metrics of at least 30% of his base salary (which includes amounts payable with respect to serving as Executive Chairman and interim Chief Executive Officer).  Mr. VanOort is also entitled to participate in all of the Company’s employee benefit plans and any other benefit programs established for officers of the Company.

The Employment Agreement also provides that Mr. VanOort will be granted an option to purchase 1,000,000 shares of the Company’s common stock under the Company’s Amended and Restated Equity Incentive Plan (the “Amended Plan”).  The exercise price of such option is $0.80 per share.  500,000 shares of common stock subject to the option will vest according to the following schedule (i) 200,000 shares will vest on March 16, 2010 (provided that if Mr. VanOort’s employment is terminated by the Company without “cause” then the pro rata portion of such 200,000 shares up until the date of termination shall vest); (ii) 12,500 shares will vest each month beginning on April 16, 2010 until March 16, 2011; (iii) 8,000 shares will vest each month beginning on April 16, 2011 until March 16, 2012 and (iv) 4,500 shares will vest each month beginning on April 16, 2012 until March 16, 2013.  500,000 shares of common stock subject to the option will vest based on the achievement of certain performance metrics by the Company.  Any unvested portion of the option described above shall vest in the event of a change of control of the Company.

Either party may terminate Mr. VanOort’s employment with the Company at any time upon giving sixty days advance written notice to the other party.  The Company and Mr. VanOort also entered into a Confidentiality, Non-Solicitation and Non-Compete Agreement in connection with the Employment Agreement.

On March 16, 2009, the Company and the Douglas M. VanOort Living Trust entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which the Douglas M. VanOort Living Trust purchased 625,000 shares of the Company’s common stock at a purchase price of $0.80 per share (the “Subscription Shares”).  The Subscription Shares are subject to a two year lock-up that restricts the transfer of the Subscription Shares; provided, however, that such lock-up shall expire in the event that the Company terminates Mr. VanOort’s employment.  The Subscription Agreement also provides for certain piggyback registration rights with respect to the Subscription Shares.

On March 16, 2009, the Company and Mr. VanOort entered into a Warrant Agreement (the “Warrant Agreement”) pursuant to which Mr. VanOort, subject to the vesting schedule described below, may purchase up to 625,000 shares of the Company’s common stock at an exercise price of $1.05 per share (the “Warrant Shares”).  The Warrant Shares vest based on the following vesting schedule:

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(vi)	20% of the Warrant Shares vest immediately,
(vii)
20% of the Warrant Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $3.00 per share for 20 consecutive trading days,

(viii)
20% of the Warrant Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $4.00 per share for 20 consecutive trading days,

(ix)
20% of the Warrant Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $5.00 per share for 20 consecutive trading days and

(x)
20% of the Warrant Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $6.00 per share for 20 consecutive trading days.

In the event of a change of control of the Company in which the consideration payable to each common stockholder of the Company in connection with such change of control has a deemed value of at least $4.00 per share then the Warrant Shares shall immediately vest in full.  In the event that Mr. VanOort resigns his employment with the Company or the Company terminates Mr. VanOort’s employment for “cause” at any time prior to the time when all Warrant Shares have vested, then the rights under the Warrant Agreement with respect to the unvested portion of the Warrant Shares as of the date of termination will immediately terminate.

Asset Purchase Agreements

February 2, 2009, we issued 186,000 shares of restricted stock, valued at $186,000, in connection with two agreements to purchase the assets (primarily laboratory equipment) of two laboratories, including settlement of certain amounts due to the owners.

Amended and Restated Master Lease

On February 9, 2009, we amended our Master Lease with GulfPointe to increase the maximum size of the facility to $250,000.   As part of this amendment, we terminated the original warrant agreement, dated September 30, 2008, and replaced it with a new warrant to purchase 83,333 shares of our common stock.  Such new warrants have a five year term, an exercise price of $0.75/share and the same vesting schedule as the original warrant.   On February 9, 2009, we also entered into a second schedule under the Master Lease for the sale/leaseback of approximately $118,000 of used laboratory equipment (“Lease Schedule #2”).  Lease Schedule #2 was entered into after it was determined that LTI was unable to consummate this transaction under the lease facility described in footnote J.  Lease Schedule #2 has a 30 month term at the same lease rate factor per month as Lease Schedule #1, which equates to monthly payments of $4,690.41 during the term.

Amended and Restated Equity Incentive Plan

On March 3, 2009, the Company’s Board of Directors approved the Amended and Restated Equity Incentive Plan (the “Amended Plan”), which amends and restates the NeoGenomics, Inc. Equity Incentive Plan, originally effective as of October 14, 2003, and amended and restated effective as of October 31, 2006.  The Amended Plan allows for the award of equity incentives, including stock options, stock appreciation rights, restricted stock awards, stock bonus awards, deferred stock awards, and other stock-based awards to certain employees, directors, or officers of, or key advisers or consultants to, the Company or its subsidiaries.  Revised provisions included in the Amended Plan include, among others, (i) provision that the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the Amended Plan shall be 6,500,000 shares of common stock, (ii) deletion of provisions governing the grant of “re-load options” and (iii) that the Amended Plan shall expire on March 3, 2019.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Second Amendment to Revolving Credit and Security Agreement

On April 14, 2009, the Parent Company, NeoGenomics Laboratories, Inc. (the wholly owned subsidiary of the Parent Company) (“Borrower”) and CapitalSource Finance LLC (“CapitalSource”) (as agent for CapitalSource Bank) entered into a Second Amendment to Revolving Credit and Security Agreement (the “Loan Amendment”).  The Loan Amendment, among other things, amends that certain Revolving Credit and Security Agreement dated February 1, 2008 as amended by that certain First Amendment to Revolving Credit and Security Agreement dated November 3, 2008 (as amended, the “Loan Agreement”) to (i) provide that through December 31, 2009, the Borrower must maintain Minimum Liquidity (as defined in the Loan Agreement) of not less than $500,000, (ii) amend the definitions of “Fixed Charge Coverage Ratio” and “Fixed Charges”, (iii) amend the definition of “Permitted Indebtedness” to increase the amount of permitted capitalized lease obligations and indebtedness incurred to purchase goods secured by certain purchase money liens and (iv) amend and update certain representations, warranties and schedules.  In addition, pursuant to the Loan Amendment, CapitalSource waived the following events of default under the Loan Agreement:  (i) the failure of the Borrower to comply with the fixed charge coverage ratio covenant for the test period ending December 31, 2008, (ii) the failure of the Borrower to notify CapitalSource of the change of Borrower’s name to NeoGenomics Laboratories, Inc. and to obtain CapitalSource’s prior consent to the related amendment to Borrower’s Articles of Incorporation, (iii) the failure of the Parent Company and the Borrower to obtain CapitalSource’s prior written consent to the amendment of the Parent Company’s bylaws to allow for the size of the Parent Company’s Board of Directors to be increased to eight members and (iv) the failure of the Borrower to notify CapitalSource of the filing of an immaterial complaint by the Borrower against a former employee of the Borrower.   The Company paid CapitalSource Bank a $25,000 amendment fee in connection with the Loan Amendment.

 End of Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer (“PEO”) and principal financial officer (“PFO”), as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our PEO and PFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the PEO and PFO concluded that, because of the material weakness in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective as of December 31, 2008. In light of this material weakness, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the period presented.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim Consolidated Financial Statements will not be prevented or detected on a timely basis.

Management evaluated our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and with further guidance for internal controls for smaller reporting companies provided by the SEC’s new Interpretive Guidance in Release No. 34-55929. As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, our internal control over financial reporting was not effective due to the existence of the following material weakness:

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

As of December 31, 2008, management would like to report that it has remediated the following material weaknesses noted in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007:

•
The Company has developed and adopted a company-wide anti-fraud program over the initiating and processing of financial transactions, as well as other company wide procedures which may have an impact on internal controls over financial reporting

•
Senior Management has sufficiently established internal controls related to its monitoring and resubmission of certain insurance claims.  Additionally, management has identified and taken appropriate action, including personnel changes, to address this material weakness.

•
Senior Management has established sufficient controls related to the establishing, maintaining, and assigning of user access security levels in the accounting and billing software packages used to initiate, process, record, and report financial transactions and financial statements.  The implementation of new accounting software systems in the accounting and billing departments now allow for controls to ensure adequate segregation of duties and supervisory review of the posting of journal entries, and that access to certain financial applications are adequately restricted to only employees requiring access to complete their job functions.

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weaknesses

We have commenced efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of December 31, 2008. Although the remediation efforts are underway, the above material weaknesses will not be considered remediated until new controls over financial reporting are fully designed and operating effectively for an adequate period of time.

ITEM 9B. Other Information

Second Amendment to Revolving Credit and Security Agreement

On April 14, 2009, the Parent Company, NeoGenomics Laboratories, Inc. (the wholly owned subsidiary of the Parent Company) (“Borrower”) and CapitalSource Finance LLC (“CapitalSource”) (as agent for CapitalSource Bank) entered into a Second Amendment to Revolving Credit and Security Agreement (the “Loan Amendment”).  The Loan Amendment, among other things, amends that certain Revolving Credit and Security Agreement dated February 1, 2008 as amended by that certain First Amendment to Revolving Credit and Security Agreement dated November 3, 2008 (as amended, the “Loan Agreement”) to (i) provide that through December 31, 2009, the Borrower must maintain Minimum Liquidity (as defined in the Loan Agreement) of not less than $500,000, (ii) amend the definitions of “Fixed Charge Coverage Ratio” and “Fixed Charges”, (iii) amend the definition of “Permitted Indebtedness” to increase the amount of permitted capitalized lease obligations and indebtedness incurred to purchase goods secured by certain purchase money liens and (iv) amend and update certain representations, warranties and schedules.  In addition, pursuant to the Loan Amendment, CapitalSource waived the following events of default under the Loan Agreement:  (i) the failure of the Borrower to comply with the fixed charge coverage ratio covenant for the test period ending December 31, 2008, (ii) the failure of the Borrower to notify CapitalSource of the change of Borrower’s name to NeoGenomics Laboratories, Inc. and to obtain CapitalSource’s prior consent to the related amendment to Borrower’s Articles of Incorporation, (iii) the failure of the Parent Company and the Borrower to obtain CapitalSource Bank’s prior written consent to the amendment of the Parent Company’s bylaws to allow for the size of the Parent Company’s Board of Directors to be increased to eight members and (iv) the failure of the Borrower to notify CapitalSource of the filing of an immaterial complaint by the Borrower against a former employee of the Borrower.   The Company paid CapitalSource Bank a $25,000 amendment fee in connection with the Loan Amendment.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our members of the Board of Directors and other executives as of March 31, 2009:

Name	Age	Position

Board of Directors:
Douglas VanOort	53	Chairman of the Board of Directors, Executive Chairman and Interim Chief Executive Officer
Robert P. Gasparini	54	President and Chief Science Officer, Board Member
Steven C. Jones	45	Acting Principal Financial Officer, Board Member
Michael T. Dent	44	Board Member
George G. O’Leary	46	Board Member
Peter M. Peterson	52	Board Member
Marvin E. Jaffe	71	Board Member
William J. Robison	72	Board Member
Other Executives:
Robert J. Feeney	41	Vice President of Sales and Marketing
Matthew William Moore	35	Vice President of Research and Development
Jerome J. Dvonch	40	Principal Accounting Officer

Members of the Company’s Board of Directors are elected at the annual meeting of stockholders and hold office until their successors are elected. The Company’s officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

The Company, Michael Dent, Aspen, John Elliot, Steven Jones and Larry Kuhnert are parties to the Amended and Restated Shareholders’ Agreement dated March 21, 2005, as amended, that, among other provisions, gives Aspen, our largest stockholder, the right to elect three out of the eight directors authorized for our Board of Directors, and to nominate one mutually acceptable independent director.  In addition, Michael Dent and the executive management of the Company has the right to elect one director for our Board of Directors, until the earlier of (i) Dr. Dent’s resignation as an officer or director of the Company or (ii) the sale by Dr. Dent of 50% or more of the number of shares of our common stock that he held on March 21, 2005.

Douglas M. VanOort, – Chairman of the Board of Directors, Executive Chairman and Interim Chief Executive Officer

Mr. VanOort has served as the Chairman of the Board of Directors, Executive Chairman and Interim Chief Executive Officer of NeoGenomics since March 2009.  He has been an Operating Partner with Summer Street Capital Partners since 2004 and a Founding Partner of Conundrum Capital Partners since 2000.  From 1995 to 1999, he served as the Senior Vice President Operations for Quest Diagnostics, Incorporated.  During this period Quest Diagnostics grew to approximately $1.5 billion in annual revenue through both organic growth and mergers and acquisitions.  From 1982 to 1995, Mr. VanOort served in various positions at Corning Incorporated and ultimately held the position of Executive Vice President and CFO of Corning Life Sciences, Inc.  In 1995, Corning spun off Corning Life Sciences, Inc. into two companies, Quest Diagnostics and Covance, Inc.  Mr. VanOort serves as a member of the Board of Directors of Palladian Health, International Climbing Machines, Inc. and Bio HiTech, Inc.  In addition, since 2000, Mr. VanOort has served as the Chairman, Co-Founder and Co-Owner of Vision Ace Hardware, LLC, a retail hardware chain.  Mr. VanOort is a graduate of Bentley College.

Robert P. Gasparini, M.S. – President and Chief Science Officer, Board Member

Mr. Gasparini has served as the President and Chief Science Officer of NeoGenomics since January 2005.  Prior to assuming the role of President and Chief Science Officer, Mr. Gasparini was a consultant to the Company beginning in May 2004.  Prior to NeoGenomics, Mr. Gasparini was the Director of the Genetics Division for US Pathology Labs, Inc. (“US Labs”) from January 2001 to December 2004.  During this period, Mr. Gasparini started the Genetics Division for US Labs and grew annual revenues of this division to $30 million over a 30 month period.  Prior to US Labs, Mr. Gasparini was the Molecular Marketing Manager for Ventana Medical Systems from 1999 to 2001.  Prior to Ventana, Mr. Gasparini was the Assistant Director of the Cytogenetics Laboratory for the Prenatal Diagnostic Center from 1993 to 1998 an affiliate of Massachusetts General Hospital and part of Harvard University.  While at the Prenatal Diagnostic Center, Mr. Gasparini was also an Adjunct Professor at Harvard University.  Mr. Gasparini is a licensed Clinical Laboratory Director and an accomplished author in the field of Cytogenetics.  He received his BS degree from The University of Connecticut in Biological Sciences and his Master of Health Science degree from Quinnipiac University in Laboratory Administration.

Steven C. Jones – Acting Principal Financial Officer, Board Member

Mr. Jones has served as a director since October 2003.  He is a Managing Director in Medical Venture Partners, LLC, a venture capital firm established in 2003 for the purpose of making investments in the healthcare industry.  Mr. Jones is also the co-founder and Chairman of the Aspen Capital Group and has been President and Managing Director of Aspen Capital Advisors since January 2001.  Prior to that Mr. Jones was a chief financial officer at various public and private companies and was a Vice President in the Investment Banking Group at Merrill Lynch & Co.  Mr. Jones received his B.S. degree in Computer Engineering from the University of Michigan in 1985 and his MBA from the Wharton School of the University of Pennsylvania in 1991. He is also Chairman of the Board of Quantum Health Systems, LLC and T3 Communications, Inc. and serves on the Board of Directors of Disc Motion Technologies, Inc.

Michael T. Dent M.D. – Board Member

Dr. Dent is our founder and a director. Dr. Dent was our President and Chief Executive Officer from June 2001, when he founded NeoGenomics, to April 2004.  From April 2004 until April 2005, Dr. Dent served as our President and Chief Medical Officer.  Dr. Dent founded the Naples Women's Center in 1996 and continues his practice to this day.  He received his training in Obstetrics and Gynecology at the University of Texas in Galveston. He received his M.D. degree from the University of South Carolina in Charleston, S.C. in 1992 and a B.S. degree from Davidson College in Davidson, N.C. in 1986. He is a member of the American Association of Cancer Researchers and a Diplomat and fellow of the American College of Obstetricians and Gynecologists.  He sits on the Board of the Florida Life science Biotech Initiative.

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

Audit Committee

Currently, the Audit Committee of the Board of Directors is comprised of Steven C. Jones and George O’Leary. The Board of Directors believes that both Mr. Jones and Mr. O’Leary are “audit committee financial experts” as defined by Item 407 of Regulation S-K of the Securities Act of 1933, as amended. Neither Mr. Jones nor Mr. O’Leary are considered to be “independent” pursuant to Rule 4350(d) of the Marketplace Rules of The Nasdaq Stock Market

Code of Ethics

The Company adopted a Code of Ethics for its senior financial officers and its principal executive officer during 2004 as filed as an exhibit to our Annual Report on Form 10-KSB dated April 15, 2005.  A copy of the Code of Ethics may be obtained, free of charge, by writing to the Secretary of NeoGenomics, Inc., 12701 Commonwealth Drive, Suite 9, Fort Myers, Florida 80215.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned and accrued, in all capacities, during the fiscal years ended December 31, 2008 and 2007, by our Named Executive Officers.

Name and Principal Position	Year	Salary	Bonus	Stock Award	Option Award(1)	Non- Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation		Total

Robert P. Gasparini	2008	$235,872	$35,000	$-	$89,985	$-	$-	$-		$360,857
President and Chief	2007	209,061	10,000	-	46,000	-	-	-		265,061
Science Officer

Robert J. Feeney	2008	188,146	5,000	-	37,228	-	-	-		230,374
V.P.of Sales and	2007	161,192	12,375	-	39,593	-	-	-		213,160
Marketing

Matthew W. Moore	2008	173,250	5,000	-	4,517	-	-	-		182,767
V. P. of Research	2007	167,221	-	-	9,534	-	-	-		176,755
and Development

Jerome J. Dvonch	2008	141,035	10,000	-	21,039	-	-	-		172,074
Principal	2007	123,077	6,000	-	31,759	-	-	-		160,836
Accounting Officer

Steven C. Jones	2008	-	-	-	-	-	-	176,313		176,313
Acting Principal Financial	2007	-	-	-	-	-	-	127,950	(2)	127,950
Officer and Director

(1)	See Item 8, Note F for a description on the valuation methodology of stock option awards.
(2)	Mr. Jones acts as a consultant to the Company and the amounts indicated represent the consulting expense accrued for the periods indicated for his services as our Acting Principal Financial Officer.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2008.

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un- exercisable		Equity Incentive Plan Awards- Number of Securities Underlying Unexercised & Unearned Options	Option Exercise Price	Option Expiration Date

Robert P. Gasparini	575,000	-		-	0.25	1/1/2015
President and Chief	100,000	-		-	1.47	2/13/2017
Science Officer	146,000	588,000	(1)	-	0.80	3/12/2015

Robert J. Feeney	68,750	168,750	(2)	-	1.50	12/31/2016
V.P. of Sales and
Marketing

Matthew W. Moore	43,750	37,500	(3)	-	0.71	8/1/2016
V.P. of Research	8,125	-		-	1.47	2/13/2017
and Development

Jerome J. Dvonch	22,500	-		-	0.37	7/28/2015
Principal	22,334	12,666	(4)	-	1.00	9/15/2016
Accounting Officer	19,167	-		-	1.47	2/13/2017
	37,500	12,500	(5)	-	1.49	3/15/2017
	12,500	81,000	(6)	-	1.04	7/1/2015

Steven C. Jones	-	-		-	NA
Acting Principal
Financial Officer
and Director

(1)
288,000 of the options are time-based and vest monthly from January 2009 through December 2011; the remaining 300,000 options have annual performance measures that are tied to each of the next three years.

(2)
31,250 of the options are time-based and vest on Mr. Feeney’s anniversary date, January 2009.  62,500 of the options are time-based and vest monthly from February 2009 through December 2011; the remaining 75,000 options have annual performance measures that are tied to each of the next two years.

(3)	25,000 of the options are time-based and vest on Mr. Moore’s next two anniversary dates in August 2009 and 2010; the remaining 12,500 options have annual performance measures that are tied to 2009.
(4)	Options vest in September, 2009
(5)	Options vest in March, 2009
(6)	42,000 of the options are time-based and vest monthly from January 2009 through June 2012; the remaining 39,000 options have annual performance measures that are tied to each of the next three years.

Director Compensation

Each of our non-employee directors is entitled to receive cash compensation.  As of December 31, 2008 the reimbursement was as follows:

•	$1,000 for each board meeting physically attended
•	$500 for each board meeting attended via conference call
•	$5,000 for each calendar quarter served as director
•	$1,000 for chair of any subcommittee

We also reimburse our directors for out of pocket expenses incurred in connection with attendance at board and committee meetings.  The following table provides information concerning the compensation of our directors for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash	Stock Awards	Warrant/ Option Awards(1)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Michael T. Dent (2)	$18,300	$-	$17,000		$-	$-	$-		$35,300

Steven Jones (2)	17,600	-	17,000		-	-	176,312	(4)	210,912

George O'Leary (2)	17,450	-	23,750	(5)	-	-	22,229		63,429

Peter Peterson (2)	16,800	-	17,000		-	-	-		33,800

William Robison (3)	18,850	-	17,000		-	-	-		35,850

Marvin Jaffe (3)	16,300	-	17,000		-	-	-		33,300

(1)
On June 6, 2007, upon the conclusion of the private placement and sale of 2.67 million shares of our stock at $1.50/share to disinterested third parties, the board approved certain warrant compensation for each director as an additional incentive to the nominal per meeting fees in place.  From the inception of the Company up until this time, no stock-based compensation had ever been awarded to Directors.  All warrants issued to Directors had a strike price equal to the private placement price per share ($1.50/share), a five year term and a three year vesting period.  For those Directors who had been a Director for at least two years as of the date of the award, 25% of the warrants issued were deemed to have vested upon issue.  All of the remaining warrants were deemed to vest ratably over a 36 month period.  All of the warrants issued were valued using the Black Scholes option/warrant valuation model with the following assumptions:  expected volatility – 35%, expected life – 4 years, risk-free rate – 4.5%, and dividend yield – 0%.  The Company is expensing the value of these warrants over the vesting period pursuant to the methodology outlined in SFAS 123(R).  Pursuant to Regulation SB, Item 402, Paragraph (f)(2)(iii), amounts indicated are the amounts expensed for such warrants under SFAS 123 (R) for the year ended December 31, 2008.

(2)	Awarded 100,000 warrants as Board Member compensation. Such warrants were valued at $51,000 using the Black-Scholes option/warrant valuation model.

(3)	Awarded 75,000 warrants as Board Member compensation. Such warrants were valued at $38,000 using the Black-Scholes option/warrant valuation model.

(4)	Other compensation for Mr. Jones reflects his consulting compensation for serving as our Acting Principle Financial Officer.

(5)
In addition to Mr. O’Leary’s Board compensation warrants, Mr. O’Leary was also awarded 100,000 warrants on March 15, 2007 in connection with certain consulting services performed on behalf of the Company.  Such warrants have a strike price of $1.49/share and a five year term.  Half of such warrants were deemed vested up front and the remaining half vest ratably over a 24 month period.  Such warrants had a value of $36,000 using the Black Scholes option/warrant valuation model.

Employment Agreements

Robert P. Gasparini

On March 12, 2008, we entered into an employment agreement with Robert Gasparini, our President and Chief Scientific Officer, to extend his employment with the Company for an additional four year term.  This employment agreement was retroactive to January 1, 2008 and provides that it will automatically renew after the initial four year term for one year increments unless either party provides written notice to the other party of their intention to terminate the agreement 90 days before the end of the initial term (or any renewal term).  The employment agreement specifies an initial base salary of $225,000/year with specified salary increases tied to hitting revenue goals.  Mr. Gasparini is also entitled to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain targets established by the Board of Directors. In addition, Mr. Gasparini was granted 784,000 stock options that have a seven year term so long as Mr. Gasparini remains an employee of the Company.  These options are scheduled to vest according to the passage of time and the meeting of certain performance-based milestones.  Mr. Gasparini’s employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. In the event that Mr. Gasparini is terminated without cause by the Company, the Company has agreed to pay Mr. Gasparini’s base salary and maintain his benefits for a period of twelve months.

Jerome J. Dvonch

On June 24, 2008, we entered into an employment agreement with Jerome J. Dvonch, our Director of Finance and Principle Accounting Officer, to extend his employment with the Company for an additional four year term.  This employment agreement became effective on July 1, 2008 and provides that it will automatically renew after the initial four year term for one year increments unless either party provides written notice to the other party of their intention to terminate the agreement at least one month before the end of the initial term (or any renewal term).  The employment agreement specifies an initial base salary of $150,000/year.  Mr. Dvonch is also eligible to receive an annual performance based cash bonus at the discretion of the Compensation Committee of the Board of Directors. In addition, Mr. Dvonch was granted an option to purchase 100,000 shares of our common stock at an exercise price of $1.01 per share. These options are scheduled to vest according to the passage of time and the meeting of certain performance-based milestones.  Mr. Dvonch’s employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. In the event that Mr. Dvonch is terminated without cause by the Company, the Company has agreed to pay Mr. Dvonch’s base salary and maintain his benefits for a period of six months.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2009, with respect to each person known by the Company to own beneficially more than 5% of the Company’s outstanding common stock, each director and officer of the Company and all directors and executive officers of the Company as a group.  The Company has no other class of equity securities outstanding other than common stock.

Title of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership (1)	Percent Of Class(1)

Common	Aspen Select Healthcare, LP (2) 1740 Persimmon Drive, Suite 100 Naples, Florida 34109	11,876,387	32.9%

Common	Steven C. Jones (3) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	13,159,461	36.0%

Common	Michael T. Dent, M.D. (4) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	2,648,380	7.9%

Common	Douglas M. VanOort (5) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	750,000	2.3%

Common	Robert P. Gasparini (6) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	1,113,000	3.3%

Common	George O’Leary (7) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	322,917	1.0%

Common	Peter M. Peterson (8) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	12,045,137	33.2%

Common	William J. Robison (9) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	117,630	*

Common	Marvin E. Jaffe, M.D. (10) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	69,346	*

Common	Robert J. Feeney (11) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	125,417	*

Common	Matthew W. Moore (12) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	51,875	*

Common	Jerome J. Dvonch (13) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	131,500	-

Common	Directors and Officers as a Group (11 persons) (14)	18,574,941	47.8%

Common	SKL Family Limited Partnership (15) 984 Oyster Court Sanibel, FL 33957	2,900,000	8.5%

Common	1837 Partners, LP., 1837 Partners, QP,LP., and 1837 Partner Ltd. (1837 RMB Managers, LLC) (16) 115 South LaSalle St., 34th Floor Chicago, IL 60603	3,492,615	10.46%

Common	Blair R. Haarlow (17) c/o RMB Capital 115 South LaSalle St., 34th Floor Chicago, IL 60603	3,910,025	11.7%

Common	Francis Tuite (18) c/o RMB Capital 115 South LaSalle St., 34th Floor Chicago, IL 60603	3,547,115	10.6%

*         Less than one percent (1%)

(1)
The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of March 31, 2009, through the exercise of any stock option or other right.  As of March 31, 2009, 33,056,021 shares of the Company’s common stock were outstanding.

(2)
Aspen Select Healthcare, LP (Aspen) has direct ownership of 6,238,279 shares and has certain warrants to purchase 3,050,000 shares, all of which are exercisable within 60 days of March 31, 2009.  Also includes 2,588,108 shares to which Aspen has received a voting proxy.  The general partner of Aspen is Medical Venture Partners, LLC, an entity controlled by Steven C. Jones.

(3)
Steven C. Jones, acting principal financial officer and director of the Company, has direct ownership of 710,626 shares and warrants exercisable within 60 days of March 31, 2009 to purchase an additional 100,215 shares .  Totals for Mr. Jones also include (i) 107,143 shares owned by Jones Network, LP, a family limited partnership that Mr. Jones controls, (ii) warrants exercisable within 60 days of March 31, 2009 to purchase 250,000 shares, that are owned by Aspen Capital Advisors, LLC, a company that Mr. Jones controls, (iii) warrants exercisable within 60 days of March 31, 2009 to purchase 83,333 shares that are owned by Gulf Pointe Capital, LLC, a company that Mr. Jones and Mr. Peterson control, and (iv) 31,757 shares held in certain individual retirement and custodial accounts.  In addition, as a managing member of the general partner of Aspen, he has the right to vote all shares controlled by Aspen, thus all Aspen shares and currently exercisable warrants have been added to his total (see Note 2).

(4)
Michael T. Dent, M.D. is a director of the Company.  Dr. Dent’s beneficial ownership includes 900,000 shares held in a trust for the benefit of Dr. Dent’s children (of which Dr. Dent and his attorney are the sole trustees), warrants exercisable within sixty days of March 31, 2009 to purchase 145,909 shares and options exercisable within sixty days of March 31, 2009 to purchase 400,000 shares.  Dr. Dent’s beneficial ownership also includes 1,202,471 shares owned directly by Dr. Dent’s spouse.

(5)
Douglas M. VanOort, the Executive Chairman and Interim CEO of the Company, has direct ownership of 625,000 shares and warrants exercisable within 60 days of March 31, 2009 to purchase 125,000 shares of stock.

(6)	Robert P. Gasparini, President of the Company, has direct ownership of 260,000 shares, and has options exercisable within 60 days of March 31, 2009 to purchase 853,000 shares.

(7)
George O’Leary, a director of the Company, has direct ownership of warrants exercisable within 60 days of March 31, 2009 to purchase 272,917 shares.  Mr. O’Leary also has options exercisable within 60 days of March 31, 2009 to purchase 50,000 shares.

(8)
Peter M. Peterson is a member of the Company’s board of directors and has direct ownership of 12,500 shares and warrants exercisable within 60 days of March 31, 2009 to purchase an additional 72,917 shares.  In addition, as a managing member of the general partner of Aspen, he has the right to vote all shares controlled by Aspen, thus all Aspen shares and currently exercisable warrants have been added to his total (see Note 2).  Mr. Peterson’s beneficial ownership also includes warrants exercisable within 60 days of March 31, 2009 to purchase an additional 83,333 shares that are owned by Gulf Pointe Capital, LLC, a company that Mr. Jones and Mr. Peterson control.

(9)	William J. Robison, a director of the Company, has direct ownership of 58,713 shares and warrants exercisable within 60 days of March 31, 2009 to purchase 58,917 shares.

(10)	Marvin E. Jaffe, M.D., a director of the Company, has direct ownership of 21,429 shares and warrants exercisable within 60 days of March 31, 2009 to purchase 47,917 shares.

(11)	Robert J. Feeney, Vice President of Business Development, has direct ownership of 15,000 shares and options exercisable within 60 days of March 31, 2009 to purchase 110,417 shares.

(12)	Matthew W. Moore, Vice President of Research and Development, has options exercisable within 60 days of March 31, 2009 to purchase 51,875 shares.

(13)	Jerome J. Dvonch, Principal Accounting Officer, has options exercisable within 60 days of March 31, 2009 to purchase 131,500 shares.

(14)	The total number of shares listed does not double count the shares that may be beneficially attributable to more than one person.

(15)
SKL Family Limited Partnership has direct ownership of 2,000,000 shares and warrants exercisable within 60 days of March 31, 2009 to purchase 900,000 shares.   The general partners of the SKL Family Limited Partnership are the Kent Logan Irrevocable Trust u/t/d 2/6/2008 and the Lance Logan Irrevocable Trust u/t/d 2/6/2008, with Kent Logan and Lance Logan as co-trustees of each trust.

(16)
1837 RMB Managers, LLC and its affiliates have direct ownership of 3,172,615 shares and warrants exercisable within 60 days of March 31, 2009 to purchase and additional 320,000 shares.  1837 RMB Managers, LLC acts as the general partner and makes all the investment decisions for 1837 Partners LP., 1837 Partners QP, LP and 1837 Partners LTD who own the shares listed.

(17)
Blair R. Haarlow has direct ownership of 20,000 shares and controls certain trusts which own 382,910 shares and warrants exercisable within 60 days of March 31, 2009 to purchase 14,500 shares.  In addition, as a managing member of 1837 RMB Managers, LLC, he has the right to vote all shares controlled by 1837 RMB Managers, thus all shares and currently exercisable warrants owned or controlled by 1837 RMB Managers, LLC have been added to his total (see Note 16).

(18)
Frances E. Tuite has direct ownership of 40,000 shares and warrants exercisable within 60 days of March 31, 2009 to purchase 14,500 shares.  In addition, as a managing member of 1837 RMB Managers, LLC, she has the right to vote all shares controlled by 1837 RMB Managers, thus all shares and currently exercisable warrants owned or controlled by 1837 RMB Managers, LLC have been added to her total (see Note 16).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During 2008 and 2007, Steven C. Jones, a director of the Company, earned $176,000 and $128,000, respectively, for various consulting work performed in connection with his duties as Acting Principal Financial Officer.

During 2008 and 2007, George O’Leary, a director of the Company, earned $22,300 and $9,500, respectively, for various consulting work performed for the Company.  On March 15, 2007, Mr. O’Leary was awarded 100,000 warrants for certain consulting services performed on behalf of the Company.  These warrants had an exercise price of $1.49/share and a five year term.  Half of these warrants were deemed vested on issuance and the other half vest ratably over a 24 month period.   On January 18, 2006, Mr. O’Leary was also awarded 50,000 non-qualified stock options in connection with his services to the Company related to renegotiating the Aspen Credit Facility and closing an equity financing with a disinterested third party.

In consideration for its services and assistance with the sale of 2,666,667 shares of our common stock during the period from May 31, 2007 through June 6, 2007, Aspen Capital Advisors, LLC received: (a) warrants to purchase 250,000 shares of our Common Stock, and (b) a cash fee equal to $52,375.  The warrants have a five (5) year term, an exercise price equal to $1.50 per share, cashless exercise provisions, customary anti-dilution provisions and the same other terms, conditions, rights and preferences as those shares sold to the investors in the private .placement.  Mr. Steven Jones, a director of the Company, is a Managing Director of Aspen Capital Advisors.

On February 18, 2005, we entered into a binding agreement with Aspen Select Healthcare, LP (formerly known as MVP 3, LP) (“Aspen”) to refinance our existing indebtedness of $740,000 owed to Aspen and provide for additional liquidity of up to $760,000 to the Company.  Under the terms of the agreement, Aspen agreed to make available to us up to $1.5 million (subsequently increased to $1.7 million, as described below) of debt financing in the form of a revolving credit facility (the “Aspen Credit Facility”) with an initial maturity of March 31, 2007.  Aspen is managed by its General Partner, Medical Venture Partners, LLC, which is controlled by, Steven C. Jones,  a director of NeoGenomics.  As part of this agreement, we also agreed to issue to Aspen a five year warrant to purchase up to 2,500,000 shares of common stock at an initial exercise price of $0.50/share.  An amended and restated loan agreement for the Aspen Credit Facility and other ancillary documents, including the warrant agreement, which more formally implemented the agreements made on February 18, 2005 were executed on March 23, 2005.  All material terms were identical to the February 18, 2005 agreement.  We incurred $53,587 of transaction expenses in connection with refinancing the Aspen Credit Facility, which were capitalized and amortized to interest expense over the term of the agreement.  The Aspen Credit Facility was paid in full on June 7, 2007 and it expired on September 30, 2007.

On March 11, 2005, we entered into an agreement with HCSS, LLC and eTelenext, Inc. to enable NeoGenomics to use eTelenext, Inc’s Accessioning Application, AP Anywhere Application and CMQ Application.  HCSS is a holding company created to build a small laboratory network for the 50 small commercial genetics laboratories in the United States.  HCSS is owned 66.7% by Dr. Michael T. Dent, a member of our Board of Directors.  Under the terms of the agreement, the Company paid $22,500 over three months to customize this software and will pay an annual membership fee of $6,000 per year and monthly transaction fees of between $2.50 - $10.00 per completed test, depending on the volume of tests performed.  The eTelenext system is an elaborate laboratory information system (LIS) that is in use at many larger laboratories.  By assisting in the formation of the small laboratory network, the Company will be able to increase the productivity of its technologists and have on-line links to other small laboratories in the network in order to better manage its workflow.  During the years ended December 31, 2008 and 2007, HCSS earned $99,893 and $77,177, respectively, under our agreement for transaction fees related to completed tests.

On September 30, 2008, the Company entered into a master lease agreement (the “Master Lease”) with Gulf Pointe Capital, LLC (“Gulf Pointe”) which allows us to obtain lease capital from time to time up to an aggregate of $130,000 of lease financing after it was determined that the lease facility with LTI described in Footnote J would not allow for the leasing of certain used and other types of equipment. The terms under this lease are consistent with the terms of our other lease arrangements. Three members of our Board of Directors Steven Jones, Peter Petersen and Marvin Jaffe, are affiliated with Gulf Pointe and recused themselves from both sides of all negotiations concerning this transaction.  In consideration for entering into the Master Lease with Gulf Pointe, the Company issued 32,475 warrants to Gulf Pointe with an exercise price of $1.08 and a five year term.  Such warrants vest 25% on issuance and then on a pro rata basis as amounts are drawn under the Master Lease.  The warrants were valued at approximately $11,000 using the Black-Scholes option pricing model, and the warrant cost is being expensed as it vests. At the end of the term of any lease schedule under the Master Lease, the Company’s options are as follows:  (a) purchase not less than all of the equipment for its then fair market value not to exceed 15% of the original equipment cost, (b) extend the lease term for a minimum of six months, or (c) return not less than all the equipment at the conclusion of the lease term.  On September 30, 2008, we also entered into the first lease schedule under the Master Lease which provided for the sale/leaseback of approximately $130,000 of used laboratory equipment (“Lease Schedule #1”).   Lease Schedule #1 has a 30 month term and a lease rate factor of 0.0397/month, which equates to monthly payments of $5,154.88 during the term.

On February 9, 2009, we amended our Master Lease with GulfPointe to increase the maximum size of the facility to $250,000.   As part of this amendment, we terminated the original warrant agreement, dated September 30, 2008, and replaced it with a new warrant to purchase 83,333 shares of our common stock.  Such new warrants have a five year term, an exercise price of $0.75/share and the same vesting schedule as the original warrant.   On February 9, 2009, we also entered into a second schedule under the Master Lease for the sale/leaseback of approximately $118,000 of used laboratory equipment (“Lease Schedule #2”).  Lease Schedule #2 was entered into after it was determined that LTI was unable to consummate this transaction under the lease facility described in footnote J.  Lease Schedule #2 has a 30 month term at the same lease rate factor per month as Lease Schedule #1, which equates to monthly payments of $4,690.41 during the term.

On March 16, 2009, the Company and the Douglas M. VanOort Living Trust entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which the Douglas M. VanOort Living Trust purchased 625,000 shares of the Company’s common stock at a purchase price of $0.80 per share (the “Subscription Shares”).  Douglas M VanOort is Chairman of the Company Board of Directors and Executive Chairman and interim Chief Executive Officer of the Company.  The Subscription Shares are subject to a two year lock-up that restricts the transfer of the Subscription Shares; provided, however, that such lock-up shall expire in the event that the Company terminates Mr. VanOort’s employment.  The Subscription Agreement also provides for certain piggyback registration rights with respect to the Subscription Shares.

On March 16, 2009, the Company and Mr. VanOort entered into a Warrant Agreement (the “Warrant Agreement”) pursuant to which Mr. VanOort, subject to the vesting schedule described below, may purchase up to 625,000 shares of the Company’s common stock at an exercise price of $1.05 per share (the “Warrant Shares”).  The Warrant Shares vest based on the following vesting schedule:

(xi)	20% of the Warrant Shares vest immediately,
(xii)
20% of the Warrant Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $3.00 per share for 20 consecutive trading days,

(xiii)
20% of the Warrant Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $4.00 per share for 20 consecutive trading days,

(xiv)
20% of the Warrant Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $5.00 per share for 20 consecutive trading days and

(xv)
20% of the Warrant Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $6.00 per share for 20 consecutive trading days.

In the event of a change of control of the Company in which the consideration payable to each common stockholder of the Company in connection with such change of control has a deemed value of at least $4.00 per share, then the Warrant Shares shall immediately vest in full.  In the event that Mr. VanOort resigns his employment with the Company or the Company terminates Mr. VanOort’s employment for “cause” at any time prior to the time when all Warrant Shares have vested, then the rights under the Warrant Agreement with respect to the unvested portion of the Warrant Shares as of the date of termination will immediately terminate.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

Independent Directors

Mr. O’Leary and Mr. Robinson are considered to be “independent” as that term is defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market.

The Audit Committee is comprised of Mr. Jones and Mr. O’Leary.  For Audit Committee purposes, neither Mr. Jones nor Mr. O’Leary are considered to be “independent” pursuant to Rule 4350(d) of the Marketplace Rules of The Nasdaq Stock Market.

The Compensation Committee is comprised of all of the Company’s directors other than Mr. Gasparini and Mr. VanOort.  Mr. Jones, Mr. Peterson, Dr. Dent and Dr. Jaffe are not considered “independent” as that term is defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2008	2007

Audit fees	$76,000	$55,000
Audit-related fees	—	—
Tax fees	6,000	7,000
All other fees	11,000	17,000

All audit fees are approved by our Audit Committee and Board of Directors, and are limited to services provided on the Company’s annual and quarterly reports filed with the Securities and Exchange Commission (the “SEC”).  Tax fees are related to the Company’s filing of federal and state income tax returns.  All other fees consist primarily of services performed related to other SEC filings and related correspondence.

The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, including the estimated fees and other terms of any such engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K

Exhibits:

EXHIBIT NO.	DESCRIPTION	FILING REFERENCE

3.1	Articles of Incorporation, as amended	(i)

3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2003.	(ii)

3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003.	(ii)

3.4	Restated Bylaws, as amended and restated on October 14, 2003.	(iii)

10.1	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iv)

10.2	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	(v)

10.3	Guaranty of NeoGenomics, Inc., dated March 23, 2005	(v)

10.4	Stock Pledge Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	(v)

10.5	Warrants issued to Aspen Select Healthcare, L.P., dated March 23, 2005	(v)

10.6	Securities Equity Distribution Agreement with Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P.) dated June 6, 2005	(v)

10.7	Employment Agreement, dated December 14, 2005, between Mr. Robert P. Gasparini and the Company	(vi)

10.8	Standby Equity Distribution Agreement with Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P.) dated June 6, 2005	(vii)

10.9	Registration Rights Agreement with Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P.) related to the Standby Equity Distribution dated June 6, 2005	(vii)

10.10	Placement Agent with Spartan Securities Group, Ltd., related to the Standby Equity Distribution dated June 6, 2005	(vii)

10.11	Amended and restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iv)

10.12	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	(iv)

10.13	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iv)

10.14	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	(iv)

10.15	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	(iv)

10.16	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	(iv)

10.17	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	(iv)

10.18	Agreement with Power3 Medical Products, Inc regarding the Formation of Joint Venture & Issuance of Convertible Debenture and Related Securities	(viii)

10.19	Securities Purchase Agreement by and between NeoGenomics, Inc. and Power3 Medical Products, Inc.	(ix)

10.20	Power3 Medical Products, Inc. Convertible Debenture	(ix)

10.21	Agreement between NeoGenomics and Noble International Investments, Inc.	(xv)

10.22	Subscription Document	(xv)

10.23	Investor Registration Rights Agreement	(xv)

10.24	Revolving Credit and Security Agreement, dated February 1, 2008, by and between NeoGenomics, Inc., the Nevada corporation, NeoGenomics, Inc., the Florida corporation and CapitalSource Finance LLC	(xiii)

10.25	Employment Agreement, dated March 12, 2008, between Mr. Robert P. Gasparini and the Company	(xiv)

10.26	Employment Agreement, dated June 14, 2008, between Mr. Jerome Dvonch and the Company	(xv)

10.27	Common Stock Purchase Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	(xvi)

10.28	Registration Rights Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	(xvi)

10.29	Master Lease Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Florida corporation, and Leasing Technologies International Inc.	(xvi)

10.30	Guaranty Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Leasing Technologies International, Inc.	(xvi)

10.31
First Amendment to Revolving Credit and Security Agreement, dated November 3, 2008, among NeoGenomics, Inc., a Florida corporation, NeoGenomics, Inc., a Nevada corporation, and CapitalSource Finance LLC
(xvi)

10.32	Employment Agreement, dated March 16, 2009 between Mr. Douglas M. VanOort and the Company	(xvii)

10.33	Subscription Agreement dated March 16, 2009 between Mr. Douglas M. VanOort and the Company	(xvii)

10.34	Warrant Agreement dated March 16, 2009 between Mr. Douglas M. VanOort and the Company	(xvii)

10.35	Amended and Restated Equity Incentive Plan effective as of March 3, 2009	(xvii)

10.36
Second  Amendment to Revolving Credit and Security Agreement, dated April 14, 2009, among NeoGenomics, Inc., a Florida corporation, NeoGenomics, Inc., a Nevada corporation, and CapitalSource Finance LLC
(Provided herewith)

14.1	Code of Ethics	(v)

21.1	Subsidiaries of NeoGenomics, Inc.	(Provided herewith)

23.1	Consent of Kingery & Crouse, P.A.	(Provided herewith)

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(Provided herewith)

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(Provided herewith)

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(Provided herewith)

32.1
Certification by Principal Executive Office, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Provided herewith)

Footnotes

(i)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed February 10, 1999.

(ii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, filed May 20, 2003.

(iii)	Incorporated by reference to the Company’s Quarterly Report on form 10-QSB for the quarter ended September 30, 2003, filed November 14, 2003.

(iv)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed April 3, 2006.

(v)	Incorporated by reference to the Company’s Report on Form 8-K, filed March 30, 2005.

(vi)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed April 15, 2005.

(vii)	Incorporated by reference to the Company’s Report on Form 8-K for the SEC filed June 8, 2005.

(viii)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed April 2, 2007 amended on Form 10-K/A filed September 11, 2007.

(ix)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, filed May 15, 2007.

(x)	Incorporated by reference to the Company’s Registration statement on Form SB-2 filed July 6, 2007, amended on Form SB-2/A filed July 12, 2007 and amended on Form SB-2/A filed September 14, 2007.

(xi)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed August 17, 2007.

(xii)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed November 19, 2007.

(xiii)	Incorporated by reference to the Company’s Report on Form 8-K for the SEC filed February 7, 2008.

(xiv)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the Year ended December 31, 2007, filed April 14, 2008.

(xv)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008.

(xvi)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed November 11, 2008.

(xvii)	Incorporated by reference to the Company’s Report on Form 8-K for the SEC filed March 20, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 2009	NEOGENOMICS, INC.

	By:	/s/ Robert P. Gasparini
	Name:	Robert P. Gasparini
	Title:	President and Chief Science Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Douglas M. VanOort	Chairman of the Board, Executive Chairman and Interim Chief Executive Officer	April 13, 2009
Douglas M. VanOort

/s/ Robert P. Gasparini	President, Chief Science Officer and Director (Principal Executive Officer)	April 13, 2009
Robert P. Gasparini

/s/ Steven C. Jones	Acting Principal Financial Officer and Director (Principal Financial Officer)	April 13, 2009
Steven C. Jones

/s/Jerome J. Dvonch	Director of Finance (Principal Accounting Officer)	April 13, 2009
Jerome J. Dvonch

/s/ Michael T. Dent	Director	April 13, 2009
Michael T. Dent, M.D.

/s/ George G. O’Leary	Director	April 13, 2009
George G. O’Leary

/s/ Peter M. Peterson	Director	April 13, 2009
Peter M. Peterson

/s/ William J. Robison	Director	April 13, 2009
William J. Robison

/s/ Marvin E. Jaffe	Director	April 13, 2009
Marvin E. Jaffe