Form 10-Q
period 2009-03-31
NEOGENOMICS INC
filed 2009-05-14
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 333-72097

NEOGENOMICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	74-2897368
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12701 Commonwealth Drive, Suite 9, Fort Myers, Florida	33913 (Zip Code)
(Address of principal executive offices)

(239) 768-0600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2009, the registrant had 33,066,059 shares of Common Stock, par value $0.001 per share outstanding

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” relating to NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as “NeoGenomics” or the “Company”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections.  These “forward looking statements” represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” or the negative or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, competition and the ability of the Company to continue its growth strategy, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEOGENOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$857,190	$468,171
Accounts receivable (net of allowance for doubtful accounts of $474,337 and $358,642, respectively)	3,955,266	2,913,531
Inventories	577,730	491,459
Other current assets	497,158	482,408
Total current assets	5,887,344	4,355,569

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $1,839,653 and $1,602,594,respectively)	2,857,025	2,875,297

OTHER ASSETS	72,791	64,509

TOTAL ASSETS	$8,817,160	$7,295,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,695,518	$1,512,427
Accrued expenses and other liabilities	1,328,220	1,094,817
Revolving credit line	1,419,033	1,146,850
Short-term portion of equipment capital leases	709,735	636,900
Total current liabilities	5,152,506	4,390,994

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	1,371,334	1,403,271

TOTAL LIABILITIES	6,523,840	5,794,265

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 33,056,021 and 32,117,237 shares issued and outstanding, respectively)	33,056	32,117
Additional paid-in capital	18,139,903	17,381,810
Accumulated deficit	(15,879,639)	(15,912,817)
Total stockholders’ equity	2,293,320	1,501,110

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,817,160	$7,295,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	For the Three- Months Ended March 31, 2009	For the Three- Months Ended March 31, 2008

NET REVENUE	$6,913,520	$4,162,762

COST OF REVENUE	3,090,442	1,858,474

GROSS PROFIT	3,823,078	2,304,288

OPERATING EXPENSES
General and administrative	3,675,084	2,514,555
Interest expense, net	114,816	55,096
Total operating expenses	3,789,900	2,569,651

NET INCOME (LOSS)	$33,178	$(265,363)

NET INCOME (LOSS) PER SHARE
- Basic	$0.00	$(0.01)
- Diluted	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- Basic	32,173,698	31,400,947

- Diluted	35,630,058	31,400,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$33,178	$(265,363)
Adjustments to reconcile net income (loss) to net cash used in provided by operating activities:
Provision for bad debts	507,741	425,453
Depreciation	237,059	156,416
Amortization of debt issue costs	13,245	8,830
Stock-based compensation	58,000	48,537
Non-cash consulting expenses	19,724	34,271
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(1,549,476)	(126,607)
(Increase) decrease in inventories	(86,271)	58,764
(Increase) decrease in pre-paid expenses	(27,996)	(35,402)
(Increase) decrease in deposits	(8,282)	12,201
Increase (decrease) in accounts payable and other liabilities	471,539	(122,462)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(331,539)	194,638

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,886)	(25,115)

NET CASH USED IN INVESTING ACTIVITIES	(5,886)	(25,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital lease obligations	96,890	-
Advances / (repayments) on credit facility	272,183	-
Repayment of capital leases	(137,938)	(63,208)
Issuance of common stock and warrants for cash, net of transaction expenses	495,309	13,470

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	726,444	(49,738)

NET INCREASE IN CASH AND CASH EQUIVALENTS	389,019	119,785

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	468,171	210,573

CASH AND CASH EQUIVALENTS, END OF PERIOD	$857,190	$330,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$100,391	$47,931
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$178,837	$162,043
Equipment purchased and included in accounts payable at March 31	$46,250	$33,713
Equipment purchased and payables settled with issuance of restricted common stock	$186,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

NOTE A – NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Nature of Business

NeoGenomics, Inc., a Nevada corporation, (the “Parent”) and its subsidiary, NeoGenomics Laboratories, Inc. (formerly known as NeoGenomics, Inc.), a Florida corporation (“NEO”, or the “Subsidiary”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

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

The interim condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report.

Net Income (Loss) Per Common Share

We compute net income (loss) per share in accordance with Financial Accounting Standards Statement No. 128 “Earnings per Share” (“SFAS 128”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding, using the treasury stock method, during the period.  Equivalent shares consist of employee stock options and certain warrants issued to consultants and other providers of financing to the Company.  Common equivalent shares outstanding as of March 31, 2009 using the treasury stock method includes approximately 2.6 million equivalent shares for unexercised warrants and approximately 827,000 shares for unexercised stock options, and these were included in the earnings per share calculation for the three months ended March 31, 2009.  There were no common equivalent shares included in the calculation of diluted earnings per share for the three month period ended March 31, 2008 because they were anti-dilutive.

NOTE B – LIQUIDITY

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   At March 31, 2009 we had stockholders’ equity of approximately $2,293,000.  On November 5, 2008, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion”).  The Purchase Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion, depending on, among other things, the market price of our common stock (see Note G).  On February 1, 2008, we entered into a revolving credit facility with CapitalSource Finance, LLC (“CapitalSource”), which allows us to borrow up to $3,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days (see Note D).  We believe we have adequate resources to meet our operating commitments for the next twelve months and accordingly our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - ASSET PURCHASE AGREEMENTS

On February 2, 2009, we issued 300,000 shares of restricted common stock, valued at $186,000 based on the February 2, 2009 closing price of the Company’s common stock on the OTC Bulletin Board, in connection with two agreements to purchase the assets (primarily laboratory equipment) of two laboratories, including settlement of certain amounts due to the owners.

NOTE D – REVOLVING CREDIT AND SECURITY AGREEMENT

On February 1, 2008, our subsidiary, NeoGenomics Laboratories, Inc., a Florida corporation (“Borrower”), entered into a Revolving Credit and Security Agreement (the “Credit Facility” or “Credit Agreement”) with CapitalSource, the terms of which provide for borrowings based on eligible accounts receivable up to a maximum borrowing of $3,000,000, as defined in the Credit Agreement.  Subject to the provisions of the Credit Agreement, CapitalSource shall make advances to us from time to time during the three year term, and the Credit Facility may be drawn, repaid and redrawn from time to time as permitted under the Credit Agreement.

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month at an annual rate based on the one-month LIBOR plus 3.25%, subject to a LIBOR floor of 3.14%.  At March 31, 2009, the effective rate of interest was 6.39%.

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

On March 31, 2009, the available credit under the Credit Facility was approximately $885,000 and the outstanding borrowing was $1,419,033 after netting of $6,172 in compensating cash on hand.  On November 3, 2008, the Company and CapitalSource signed a first amendment to the Credit Agreement.  This amendment increased the amount allowable under the Credit Agreement to pay towards the settlement of the US Labs lawsuit to $250,000 from $100,000 and documented other administrative agreements between NeoGenomics and CapitalSource.

On April 14, 2009, the Parent Company, NeoGenomics Laboratories, Inc. (the wholly owned subsidiary of the Parent Company) (“Borrower”) and CapitalSource (as agent for CapitalSource Bank) entered into a Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”).  The Second Amendment, among other things, amends that certain Revolving Credit and Security Agreement dated February 1, 2008 as amended by that certain First Amendment to Revolving Credit and Security Agreement dated November 3, 2008 (as amended, the “Loan Agreement”) to (i) provide that through December 31, 2009, the Borrower must maintain Minimum Liquidity (as defined in the Loan Agreement) of not less than $500,000, (ii) amend the definitions of “Fixed Charge Coverage Ratio” and “Fixed Charges”, (iii) amend the definition of “Permitted Indebtedness” to increase the amount of permitted capitalized lease obligations and indebtedness incurred to purchase goods secured by certain purchase money liens and (iv) amend and update certain representations, warranties and schedules.  In addition, pursuant to the Second Amendment, CapitalSource waived the following events of default under the Loan Agreement:  (i) the failure of the Borrower to comply with the fixed charge coverage ratio covenant for the test period ending December 31, 2008, (ii) the failure of the Borrower to notify CapitalSource of the change of Borrower’s name to NeoGenomics Laboratories, Inc. and to obtain CapitalSource’s prior consent to the related amendment to Borrower’s Articles of Incorporation,  (iii) the failure of the Parent Company and the Borrower to obtain CapitalSource’s prior written consent to the amendment of the Parent Company’s bylaws to allow for the size of the Parent Company’s Board of Directors to be increased to eight members and (iv) the failure of the Borrower to notify CapitalSource of the filing of an immaterial complaint by the Borrower against a former employee of the Borrower.   The Company paid CapitalSource Bank a $25,000 amendment fee in connection with the Second Amendment.

NOTE E – EQUIPMENT LEASE LINE

On November 5, 2008, the Subsidiary entered into a Master Lease Agreement (the “Lease Agreement”) with Leasing Technologies International, Inc (“LTI”).  The Lease Agreement establishes the general terms and conditions pursuant to which the Subsidiary may lease equipment pursuant to a $1,000,000 lease line.  Advances under the lease line may be made for one year by executing equipment schedules for each advance.  The lease term of any equipment schedules issued under the lease line will be for 36 months.  The lease rate factor applicable for each equipment schedule is 0.0327/month.  If the Subsidiary makes use of the entire lease line, the monthly rent would be $32,700.  Monthly rent for the leased equipment is payable in advance on the first day of each month. The obligations of the Subsidiary are guaranteed by the Parent Company.  At the end of the term of each equipment schedule the Subsidiary may:  (a) renew the lease with respect to such equipment for an additional 12 months at fair market value; (b) purchase the equipment at fair market value, which price will not be less than 10% of cost nor more than 14% of cost; (c) extend the term for an additional six months at 35% of the monthly rent paid by the lessee during the initial term, after which the equipment may be purchased for the lesser of fair market value or 8% of cost; or (d) return the equipment subject to a remarketing charge equal to 6% of cost.

On December 31, 2008, the Company entered into Lease Schedule No. 1 of the Lease Agreement with LTI for $437,300 which was funded to two vendors for lab equipment, which is included in the amount of equipment capital lease obligations in the accompanying consolidated balance sheet.  As of March 31, 2009, we had the ability to receive additional advances of $562,700 under the Lease Agreement.

On April 22, 2009, the Company entered into Lease Schedule No. 2 of the Lease Agreement with LTI for $508,651 which will be funded to seven vendors for lab and computer equipment.

NOTE F – COMMITMENTS AND CONTINGENCIES

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

Pursuant to the terms of the Employment Agreement, Mr. VanOort was granted an option to purchase 1,000,000 shares of the Company’s common stock under the Company’s Amended and Restated Equity Incentive Plan (the “Amended Plan”).  The exercise price of such option is $0.80 per share.  500,000 shares of common stock subject to the option will vest according to the following schedule (i) 200,000 shares will vest on March 16, 2010 (provided that if Mr. VanOort’s employment is terminated by the Company without “cause” then the pro rata portion of such 200,000 shares up until the date of termination shall vest); (ii) 12,500 shares will vest each month beginning on April 16, 2010 until March 16, 2011; (iii) 8,000 shares will vest each month beginning on April 16, 2011 until March 16, 2012 and (iv) 4,500 shares will vest each month beginning on April 16, 2012 until March 16, 2013.  500,000 shares of common stock subject to the option will vest based on the achievement of certain performance metrics by the Company.  The option was valued at approximately $275,000 using the trinomial lattice model.  Any unvested portion of the option described above shall vest in the event of a change of control of the Company.

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

On March 16, 2009, the Company and Mr. VanOort entered into a Warrant Agreement (the “Warrant Agreement”) pursuant to which Mr. VanOort, subject to the vesting schedule described below, may purchase up to 625,000 shares of the Company’s common stock at an exercise price of $1.05 per share (the “Warrant Shares”).  The Warrant Shares were valued at approximately $160,000 using the trinomial lattice model.  The Warrant Shares vest based on the following vesting schedule:

(i)	20% of the Warrant Shares vested immediately,
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

NOTE G – COMMON STOCK PURCHASE AGREEMENT

On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC an Illinois limited liability company (“Fusion”).  The Stock Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion.  In consideration for entering into this Stock Agreement, on October 10, 2008, we issued to Fusion 17,500 shares of our common stock (valued at $14,700 on the date of issuance) and $17,500 as a due diligence expense reimbursement.  In addition, on November 5, 2008, we issued to Fusion 400,000 shares of our common stock (valued at $288,000 on the date of issuance) as a commitment fee.  Concurrently with entering into the Stock Agreement, we entered into a registration rights agreement with Fusion.  Under the registration rights agreement, we agreed to file a registration statement with the SEC covering the 417,500 shares that have already been issued to Fusion and at least 3.0 million shares that may be issued to Fusion under the Stock Agreement.  Presently, we expect to sell no more than the initial 3.0 million shares to Fusion during the term of this Stock Agreement.  The Company filed a registration statement on Form S-1 on November 28, 2008, on February 5, 2009 the registration statement became effective and on May 8, 2009 Post Effective Amendment No 1 to the registration statement became effective.

Under the Stock Agreement we have the right to sell to Fusion shares of our common stock from time to time in amounts between $50,000 and $1.0 million, depending on the market price of our common stock.  The purchase price of the shares related to any future funding under the Stock Agreement will be based on the prevailing market prices of our stock at the time of such sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion.  Fusion shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.45 per share.  The Stock Agreement may be terminated by us at any time at our discretion without any cost to us.  There are no negative covenants, restrictions on future funding from other sources, penalties, further fees or liquidated damages in the agreement.

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

NOTE H – AMENDED AND RESTATED EQUITY INCENTIVE PLAN

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

NOTE I – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009 and 2008, Steven C. Jones, a director of the Company, earned $56,000 and $59,000, respectively, for various consulting work performed in connection with his duties as Acting Principal Financial Officer.

During the three months ended March 31, 2009 and 2008, George O’Leary, a director of the Company, earned $21,100 and $1,100, respectively, for various consulting work performed for the Company.

On March 11, 2005, we entered into an agreement with HCSS, LLC (“HCSS”) and eTelenext, Inc. (“eTelenext”) to enable NeoGenomics to use eTelenext’s Accessioning Application, AP Anywhere Application and CMQ Application.  HCSS is a holding company created to build a small laboratory network for the 50 small commercial genetics laboratories in the United States.  HCSS is owned 66.7% by Dr. Michael T. Dent, a member of our Board of Directors.  During the three months ended March 31, 2009 and 2008, HCSS earned $99,893 and $77,177, respectively, for transaction fees related to completed tests.

On September 30, 2008, the Company entered into a master lease agreement (the “Master Lease”) with Gulf Pointe Capital, LLC (“Gulf Pointe”) which allows us to obtain lease capital from time to time up to an aggregate of $130,000 of lease financing.  The Company entered into the Master Lease after it was determined that the lease facility with LTI described in Note E would not allow for the leasing of certain used and other types of equipment.    The terms under this lease are consistent with the terms of our other lease arrangements. Three members of our Board of Directors Steven Jones, Peter Petersen and Marvin Jaffe, are affiliated with Gulf Pointe and recused themselves from both sides of all negotiations concerning this transaction.  In consideration for entering into the Master Lease with Gulf Pointe, the Company issued a warrant to purchase 32,475 shares of common stock to Gulf Pointe with an exercise price of $1.08 and a five year term.  Such warrant vests 25% on issuance and then on a pro rata basis as amounts are drawn under the Master Lease.  The warrant was valued at approximately $11,000 using the Black-Scholes option pricing model, and the warrant cost is being expensed as it vests. At the end of the term of any lease schedule under the Master Lease, the Company’s options are as follows:  (a) purchase not less than all of the equipment for its then fair market value  not to exceed 15% of the original equipment cost, (b) extend the lease term for a minimum of six months, or (c) return not less than all the equipment at the conclusion of the lease term.  On September 30, 2008, we also entered into the first lease schedule under the Master Lease which provided for the sale/leaseback of approximately $130,000 of used laboratory equipment (“Lease Schedule No. 1”).   Lease Schedule No. 1 has a 30 month term and a lease rate factor of 0.0397/month, which equates to monthly payments of $5,154.88 during the term.

On February 9, 2009, we amended our Master Lease with Gulf Pointe to increase the maximum size of the facility to $250,000.   As part of this amendment, we terminated the original warrant agreement, dated September 30, 2008, and replaced it with a new warrant to purchase 83,333 shares of our common stock.  Such new warrant has a five year term, an exercise price of $0.75/share and the same vesting schedule as the original warrant.  The replacement warrant was valued using the Black-Scholes option pricing model and the value did not materially differ from the valuation of the original warrant it replaced.   On February 9, 2009, we also entered into a second schedule under the Master Lease for the sale/leaseback of approximately $118,000 of used laboratory equipment (“Lease Schedule No. 2”).  Lease Schedule No. 2 was entered into after it was determined that LTI was unable to consummate this transaction under the lease facility described in Note E.  Lease Schedule No. 2 has a 30 month term at the same lease rate factor per month as Lease Schedule No. 1, which equates to monthly payments of $4,690.41 during the term.

NOTE J – SUBSEQUENT EVENTS

Second Amendment to Revolving Credit and Security Agreement

On April 14, 2009, the Parent Company, NeoGenomics Laboratories, Inc. (the wholly owned subsidiary of the Parent Company) (“Borrower”) and CapitalSource (as agent for CapitalSource Bank) entered into a Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”).  The Second Amendment, among other things, amends that certain Revolving Credit and Security Agreement dated February 1, 2008 as amended by that certain First Amendment to Revolving Credit and Security Agreement dated November 3, 2008 (as amended, the “Loan Agreement”) to (i) provide that through December 31, 2009, the Borrower must maintain Minimum Liquidity (as defined in the Loan Agreement) of not less than $500,000, (ii) amend the definitions of “Fixed Charge Coverage Ratio” and “Fixed Charges”, (iii) amend the definition of “Permitted Indebtedness” to increase the amount of permitted capitalized lease obligations and indebtedness incurred to purchase goods secured by certain purchase money liens and (iv) amend and update certain representations, warranties and schedules.  In addition, pursuant to the Second Amendment, CapitalSource waived the following events of default under the Loan Agreement:  (i) the failure of the Borrower to comply with the fixed charge coverage ratio covenant for the test period ending December 31, 2008, (ii) the failure of the Borrower to notify CapitalSource of the change of Borrower’s name to NeoGenomics Laboratories, Inc. and to obtain CapitalSource’s prior consent to the related amendment to Borrower’s Articles of Incorporation,  (iii) the failure of the Parent Company and the Borrower to obtain CapitalSource’s prior written consent to the amendment of the Parent Company’s bylaws to allow for the size of the Parent Company’s Board of Directors to be increased to eight members and (iv) the failure of the Borrower to notify CapitalSource of the filing of an immaterial complaint by the Borrower against a former employee of the Borrower.   The Company paid CapitalSource Bank a $25,000 amendment fee in connection with the Second Amendment.

Equipment Lease Line

On April 22, 2009, the Company entered into Lease Schedule No. 2 of the Lease Agreement with LTI for $508,651 which will be funded to seven vendors for lab and computer equipment.

END OF FINANCIAL STATEMENTS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as “NeoGenomics” or the “Company” in this Form 10-Q) is the registrant for SEC reporting purposes.  Our common stock is listed on the OTC Bulletin Board under the symbol “NGNM.”

Introduction

The following discussion and analysis should be read in conjunction with the unaudited consolidated condensed financial statements, and the notes thereto included herein. The information contained below includes statements of the Company’s or management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Quarterly Report on Form 10-Q under the caption “Forward Looking Statements”, which information is incorporated herein by reference.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2008, and there have been no material changes in the three months ended March 31, 2009.

Overview

NeoGenomics operates a network of cancer-focused testing laboratories whose mission is to provide high quality testing services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States under the mantra “When time matters and results count”.  The Company’s laboratory network currently offers the following types of testing services:

a)	cytogenetics testing, which analyzes human chromosomes;
b)	Fluorescence In-Situ Hybridization (“FISH”) testing, which analyzes abnormalities at the chromosomal and gene levels;
c)	flow cytometry testing, which analyzes gene expression of specific markers inside cells and on cell surfaces;
d)	immunohistochemistry testing, which analyzes the distribution of tumor antigens in specific cell and tissue types, and
e)	molecular testing which involves analysis of DNA and RNA to diagnose and predict the clinical significance of various genetic sequence disorders.

All of these testing services are widely utilized in the diagnosis, prognosis, and prediction for response to therapy of various types of cancers.

Results of Operations for the Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008

Revenue

Revenues increased 66.1%, or $2.7 million, to $6.9 million for the three months ended March 31, 2009 as compared to $4.2 million for the three months ended March 31, 2008.  This was the result of an increase in testing volume of 54.7% and a 7.3% increase in average revenue per test. The volume increase is the result of increased acceptance of our product offerings and our competitive turnaround times resulting in new clients.  The increase in average revenue per test is primarily the result of certain Medicare fee schedule increases in 2009 for a number of our tests and to a lesser extent price increases to client bill customers based on the increase in the Medicare fee schedule and changes in our product and payer mixes.
Test volume increased 54.7%, or 3,698 tests, to 10,457 tests for the three months ended March 31, 2009 as compared to 6,759 tests for the three months ended March 31, 2008.  Average revenue per test increased 7.3% to $661.14 for the three months ended March 31, 2009 as compared to $615.88 for the three months ended March 31, 2008.  The increase in average revenue per test is primarily attributable to an increase in certain Medicare reimbursements for 2009.  Revenues per test are a function of both the nature of the test and the payer (Medicare, Medicaid, third party insurer, institutional client etc.).

Our policy is to record as revenue the amounts that we expect to collect based on published or contracted amounts and/or prior experience with the payer.   We have established a reserve for uncollectible amounts based on estimates of what we will collect from a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) co-payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers.   The Company’s allowance for doubtful accounts increased 32.3%, or approximately $115,695 to $474,337 at March 31, 2009, as compared to $358,642 at December 31, 2008.  The allowance for doubtful accounts was approximately 10.7% and 11.0% of accounts receivable on March 31, 2009 and December 31, 2008, respectively.

Cost of Revenue

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

Cost of revenue increased 66.3%, or $1.2 million, to $3.1 million for the three months ended March 31, 2009 as compared to $1.9 million for the three months ended March 31, 2008.  The increase was primarily attributable to increases in all areas of costs of revenue as the Company scaled its operations in order to meet increasing demand.  Cost of revenue as a percentage of revenue was 44.7% for the three months ended March 31, 2009 as compared to 44.6% for the three months ended March 31, 2008.

Accordingly, this resulted in a gross margin of 55.3% for the three months ended March 31, 2009 as compared to 55.4% for the three months ended March 31, 2008.

General and Administrative Expenses

General and administrative expenses increased 46.2%, or $1.2 million, to $3.7 million for the three months ended March 31, 2009 as compared to $2.5 million for the three months ended March 31, 2008.  The increase in general and administrative expenses is primarily a result of adding sales and marketing personnel as well as corporate personnel to generate and support revenue growth.  We anticipate general and administrative expenses will continue to grow as a result of our expected revenue growth.  However, we expect these expenses to decline as a percentage of revenue as our infrastructure costs stabilize.

General and administrative expenses as a percentage of revenue decreased to 53.2% for the three months ended March 31, 2009 as compared to 60.4% for the three months ended March 31, 2008.  These decreases as compared to the same periods last year were primarily a result of greater economies of scale in our business from spreading our wage expense over a greater revenue base.

Bad debt expense increased 19.3%, or $82,000, to $508,000 for the three months ended March 31, 2009 as compared to $426,000 for the three months ended March 31, 2008. This increase was a result of the significant increases in revenue.  Bad debt expense as a percentage of revenue was 7.3% for the three months ended March 31, 2009 as compared to 10.2% for the three months ended March 31, 2008.

The decrease in bad debt expense as a percentage of revenue for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is the result of changes we have made in our billing practices as well as the implementation of a more effective billing system.  These changes were made at the end of March 2008 and corrected the billing issues we experienced towards the end of 2007.  Moving forward, we expect that bad debt expense as a percentage of revenue will be between 5%-7% of revenue.

Interest Expense, net

Interest expense net, which primarily represents interest on borrowing arrangements, increased 108.4%, or $60,000 to $115,000 for the three months ended March 31, 2009 as compared to $55,000 for the three months ended March 31, 2008.  Interest expense is primarily related to our credit facility with CapitalSource Finance, LLC (“CapitalSource”), and increased over the same period in the prior year primarily as a result of the higher balance at March 31, 2009 as compared to March 1, 2008.

Net Income (Loss)

As a result of the foregoing, we reported a net income of approximately $33,000 or $0.00 per share for the three months ended March 31, 2009 as compared to a net loss of approximately ($265,000) or ($0.01) per share for the three months ended March 31, 2008, an improvement of $298,000.

Liquidity and Capital Resources

During the three months ended March 31, 2009, our operating activities used approximately $332,000 of cash compared with $195,000 of cash provided in the three months ended March 31, 2008.  In January, Medicare appended its policies with respect to its reimbursement procedures for a wide variety of laboratory tests including certain FISH, flow cytometry and immunohistochemistry tests in an effort to reduce costly payment errors and ensure they are paying for the appropriate services. These changes impacted the lab industry nationally and resulted in an inordinate amount of denials within the industry. Most of these changes have now been suspended while talks between the Centers for Medicare and Medicaid Services (CMS) and industry representatives are ongoing to correct the problems. Some of the test codes we use were caught up in these changes, which resulted in approximately $500,000 of our first quarter 2009 Medicare claims being denied. We have since modified our billing procedures and appealed these denials. While we expect that we will be paid on substantially all of these claims over time, as a result of the initial denials, our accounts receivable at March 31, 2009 is approximately $500,000 higher than it otherwise would have been. This, in turn, lowered our cash flow from operations in the first quarter of 2009 by approximately $500,000. We view this as a timing issue, and we expect this trend to reverse itself in the second and third quarters of 2009 as our appeals are adjudicated.    This accounted for the decline in cash from operations for the three months ended March 31, 2009 compared to March 31, 2008.  Our cash used in investing activities for acquisitions of property and equipment was approximately $6,000 and $25,000 for the three months ended March 31, 2009 and 2008, respectively.  Net cash flow provided by financing activities was approximately $726,000 for the three months ended March 31, 2009 which was primarily derived from the sale for $500,000 of our common stock to the Douglas M. VanOort Living Trust, in connection with Mr. VanOort’s hiring as our Executive Chairman and interim Chief Executive Officer, and amounts borrowed from our revolving credit facility, offset by payments made on capital lease obligations.  For the three months ended March 31, 2008, our net cash flow used for financing activities was approximately $50,000 which was primarily from payments made on capital lease obligations.  At March 31, 2009 and December 31, 2008, we had cash and cash equivalents of approximately $857,000 and $468,000, respectively.

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   At March 31, 2009 and December 31, 2008, we had stockholders’ equity of approximately $2,293,000 and $1,501,000, respectively.

On November 5, 2008, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC an Illinois limited liability company (“Fusion”).  The Purchase Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion, depending on, among other things, the market price of our common stock.  As of March 31, 2009, we had not drawn on any amounts under the Fusion Purchase Agreement.

On February 1, 2008, we entered into a revolving credit facility with CapitalSource, which allows us to borrow up to $3,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days.  As of March 31, 2009, we had approximately $857,000 in cash on hand and $1,054,000 of availability under our credit facility.  As such, we believe we have adequate resources to meet our operating commitments for the next twelve months and accordingly our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $1.5 million to $2.0 million of additional capital equipment during the next twelve months.  We plan to fund these expenditures through capital lease financing arrangements and through our master lease agreement with Leasing Technology International., Inc. (“LTI”).   If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Subsequent Events

Second Amendment to Revolving Credit and Security Agreement

On April 14, 2009, the Parent Company, NeoGenomics Laboratories, Inc. (the wholly owned subsidiary of the Parent Company) (“Borrower”) and CapitalSource (as agent for CapitalSource Bank) entered into a Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”).  The Second Amendment, among other things, amends that certain Revolving Credit and Security Agreement dated February 1, 2008 as amended by that certain First Amendment to Revolving Credit and Security Agreement dated November 3, 2008 (as amended, the “Loan Agreement”) to (i) provide that through December 31, 2009, the Borrower must maintain Minimum Liquidity (as defined in the Loan Agreement) of not less than $500,000, (ii) amend the definitions of “Fixed Charge Coverage Ratio” and “Fixed Charges”, (iii) amend the definition of “Permitted Indebtedness” to increase the amount of permitted capitalized lease obligations and indebtedness incurred to purchase goods secured by certain purchase money liens and (iv) amend and update certain representations, warranties and schedules.  In addition, pursuant to the Second Amendment, CapitalSource waived the following events of default under the Loan Agreement:  (i) the failure of the Borrower to comply with the fixed charge coverage ratio covenant for the test period ending December 31, 2008, (ii) the failure of the Borrower to notify CapitalSource of the change of Borrower’s name to NeoGenomics Laboratories, Inc. and to obtain CapitalSource’s prior consent to the related amendment to Borrower’s Articles of Incorporation, (iii) the failure of the Parent Company and the Borrower to obtain CapitalSource’s prior written consent to the amendment of the Parent Company’s bylaws to allow for the size of the Parent Company’s Board of Directors to be increased to eight members and (iv) the failure of the Borrower to notify CapitalSource of the filing of an immaterial complaint by the Borrower against a former employee of the Borrower.   The Company paid CapitalSource Bank a $25,000 amendment fee in connection with the Second Amendment.

Equipment Lease Line

On April 22, 2009, the Company entered into Lease Schedule No. 2 of the Lease Agreement with LTI for $508,651 which will be funded to seven vendors for lab and computer equipment.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4 – Controls and Procedures

Not applicable.

ITEM 4T – Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 15d-15(e), our management carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this report due to the material weakness that was originally described more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 relating to our failure to maintain proper spreadsheet controls.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company previously disclosed, pursuant to a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009, the Company’s unregistered sale, on March 16, 2009, of 625,000 shares of the Company’s common stock to the Douglas M. VanOort Living Trust and the issuance, on March 16, 2009, of a warrant to Douglas M. VanOort to acquire up to 625,000 shares of the Company’s common stock.

On February 2, 2009, the Company issued 300,000 shares of its common stock to the seller in connection with two agreements to purchase the assets (primarily laboratory equipment) of two laboratories, including settlement of certain amounts due to the owner of such laboratories. This transaction was effected under Section 4(2) of the Securities Act.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 16, 2009, shareholders holding 19,056,745 shares of the Company’s common stock approved, by written consent, the Company’s Amended and Restated Equity Incentive Plan.

ITEM 5 – OTHER INFORMATION

Lease Schedule

The Company’s disclosure in this Quarterly Report on Form 10-Q under Note E to its unaudited consolidated financial statements with respect to Lease Schedule No. 1 and Lease Schedule No. 2 to the Company’s $1,000,000 master lease agreement with Leasing Technology International, Inc. is hereby incorporated by reference into this item.

Earnings Release

On April 23, 2009, the Company issued a press release relating to its results for the first quarter ended March 31, 2009.  A copy of the press release is attached to this Quarterly Report on Form 10-Q as Exhibit 99.1.  Such press release shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and it shall not be deemed incorporated by reference in any filing under the Securities Act or under the Exchange Act, whether made before or after the date hereof, except as expressly set forth by specific reference in such filing.

ITEM 6 – EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Bylaws

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Principal Executive Office, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release issued by NeoGenomics, Inc. on April 23, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2009	NEOGENOMICS, INC.

	By:	/s/ Robert P. Gasparini
	Name:	Robert P. Gasparini
	Title:	President and Chief Science Officer

	By:	/s/ Steven C. Jones
	Name:	Steven C. Jones
	Title:	Acting Principal Financial Officer

	By:	/s/ Jerome J. Dvonch
	Name:	Jerome J. Dvonch
	Title:	Director of Finance and Principal
Accounting Officer