Form 10-Q
period 2009-06-30
NEOGENOMICS INC
filed 2009-08-07
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 333-72097

NEOGENOMICS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	74-2897368 (I.R.S. Employer Identification No.)

12701 Commonwealth Drive, Suite 9, Fort Myers, Florida (Address of principal executive offices)	33913 (Zip Code)

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

As of August 4, 2009, the registrant had 36,611,721 shares of Common Stock, par value $0.001 per share outstanding.

TABLE OF CONTENTS

FINANCIAL INFORMATION

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEOGENOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$697,722	$468,171
Accounts receivable (net of allowance for doubtful accounts of $541,387 and $358,642, respectively)	4,171,363	2,913,531
Inventories	598,612	491,459
Other current assets	635,272	482,408
Total current assets	6,102,969	4,355,569

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $2,105,596 and $1,602,594,respectively)	3,190,587	2,875,297

OTHER ASSETS	88,283	64,509

TOTAL ASSETS	$9,381,839	$7,295,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,554,015	$1,512,427
Accrued expenses and other liabilities	1,220,807	1,094,817
Revolving credit line	1,858,187	1,146,850
Short-term portion of equipment capital leases	870,052	636,900
Total current liabilities	5,503,061	4,390,994

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	1,530,946	1,403,271

TOTAL LIABILITIES	7,034,007	5,794,265
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 33,077,424 and 32,117,237 shares issued and outstanding, respectively)	33,077	32,117
Additional paid-in capital	18,186,334	17,381,810
Accumulated deficit	(15,871,579)	(15,912,817)
Total stockholders’ equity	2,347,832	1,501,110

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,381,839	$7,295,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	For theThree-Months Ended June 30,		For the Six-Months Ended June 30,
	2009	2008	2009	2008
NET REVENUE	$7,459,326	$4,881,402	$14,372,846	$9,044,164

COST OF REVENUE	3,384,035	2,183,758	6,474,477	4,042,231

GROSS PROFIT	4,075,291	2,697,644	7,898,369	5,001,933

OPERATING EXPENSES
Selling, General and administrative	3,936,779	2,556,121	7,611,863	5,070,676
Interest expense, net	130,452	69,246	245,268	124,342
Total operating expenses	4,067,231	2,625,367	7,857,131	5,195,018

NET INCOME (LOSS)	$8,060	$72,277	$41,238	$(193,085)

NET INCOME (LOSS) PER SHARE
- Basic	$0.00	$0.00	$0.00	$(0.01)
- Diluted	$0.00	$0.00	$0.00	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- Basic	33,066,941	31,367,144	32,655,972	31,383,824
- Diluted	38,485,914	35,727,192	36,864,793	31,383,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$41,238	$(193,085)
Adjustments to reconcile net income (loss) to net cash used in provided by operating activities:
Provision for bad debts	934,478	815,011
Depreciation	503,002	323,720
Amortization of debt issue costs	29,900	22,076
Stock-based compensation	170,694	124,539
Non-cash consulting expenses	30,346	67,042
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(2,192,310)	(1,220,083)
(Increase) decrease in inventories	(107,153)	(59,508)
(Increase) decrease in pre-paid expenses	(182,764)	(368,117)
(Increase) decrease in deposits	(23,774)	5,009
Increase (decrease) in accounts payable and other liabilities	263,765	(38,205)
NET CASH USED IN OPERATING ACTIVITIES	(532,578)	(521,601)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(139,446)	(170,764)

NET CASH USED IN INVESTING ACTIVITIES	(139,446)	(170,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital lease obligations	96,890	-
Advances on credit facility	711,336	1,053,471
Repayment of capital leases	(325,095)	(139,905)
Issuance of common stock and warrants for cash, net of transaction expenses	418,444	10,413

NET CASH PROVIDED BY FINANCING ACTIVITIES	901,575	923,979

NET INCREASE IN CASH AND CASH EQUIVALENTS	229,551	231,614

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	468,171	210,573

CASH AND CASH EQUIVALENTS, END OF PERIOD	$697,722	$442,187

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$214,258	$107,820
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$685,923	$234,833
Equipment purchased and included in accounts payable at June 30	$5,107	$165,653
Equipment purchased and payables settled with issuance of restricted common stock	$186,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

NOTE A – NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Nature of Business

NeoGenomics, Inc., a Nevada corporation (the “Parent”), and its subsidiary, NeoGenomics Laboratories, Inc. (formerly known as NeoGenomics, Inc.), a Florida corporation (“NEO”, “NeoGenomics Laboratories” or the “Subsidiary”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

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

Net Income (Loss) Per Common Share

We compute net income (loss) per share in accordance with Financial Accounting Standards Statement No. 128 “Earnings per Share” (“SFAS 128”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding, using the treasury stock method, during the period.  Equivalent shares consist of employee stock options and certain warrants issued to consultants and other providers of financing to the Company that are in-the-money based on the weighted average closing share price for the period.  Under the treasury stock method, the number of in-the-money shares that are considered outstanding for this calculation is reduced by the number of common shares that theoretically could have been re-purchased by the Company with the aggregate exercise proceeds of such warrant and options exercises if such shares were re-purchased at the average market price for the period.

The following table presents the components of basic and diluted earnings per share:

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net Income	$8,060	$72,277	$41,238	$(193,085)

Denominator:
Weighted average shares of common stock outstanding, net - basic	33,066,941	31,367,144	32,655,972	31,383,824
Dilutive effect of common equivalent shares
- Options	2,019,288	1,281,967	1,161,980	-
- Warrants	3,399,685	3,076,081	3,046,841	-
Weighted average shares of common stock outstanding, net - diluted	38,485,914	35,727,192	36,864,793	31,383,824

Net income per share:
Basic	$0.00	$0.00	$0.00	$(0.01)
Diluted	$0.00	$0.00	$0.00	$(0.01)

There were no common equivalent shares included in the calculation of diluted earnings per share for the six month period ended June 30, 2008 because the company had a net loss for such period and therefore such common equivalent shares were anti-dilutive.

The following table presents the total outstanding stock options and warrants to purchase common shares as of the periods indicated, without respect to whether such options or warrants are in-the-money or whether or not they have vested:

	June 30, 2009	June 30, 2008
Stock options outstanding	4,900,000	3,805,044
Warrants to purchase common stock outstanding	6,512,755	5,805,363
Total stock options and warrants outstanding	11,412,755	9,610,407

NOTE B – LIQUIDITY

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   At June 30, 2009 we had stockholders’ equity of approximately $2.3 million.

On November 5, 2008, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion”).  The Purchase Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion, depending on, among other things, the market price of our common stock (see Note E).

On February 1, 2008, we entered into a revolving credit facility with CapitalSource Finance, LLC (“CapitalSource”), which allows us to borrow up to $3.0 million based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days (see Note C).

On July 24, 2009 (see Note G “Subsequent Events”), we entered into a Common Stock Purchase Agreement with Abbott Laboratories, an Illinois corporation (“Abbott”), and consummated the issuance and sale to Abbott, for an aggregate purchase price of $4.8 million, of 3,500,000 shares of common stock, $0.001 par value per share.

We believe we have adequate resources to meet our operating commitments for the next twelve months and accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – REVOLVING CREDIT AND SECURITY AGREEMENT

On February 1, 2008, our subsidiary, NeoGenomics Laboratories, Inc., a Florida corporation (“Borrower”), entered into a Revolving Credit and Security Agreement (the “Credit Facility” or “Credit Agreement”) with CapitalSource, the terms of which provide for borrowings based on eligible accounts receivable up to a maximum borrowing of $3.0 million, as defined in the Credit Agreement.  Subject to the provisions of the Credit Agreement, CapitalSource shall make advances to us from time to time during the three year term, and the Credit Facility may be drawn, repaid and redrawn from time to time as permitted under the Credit Agreement.

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month at an annual rate based on the one-month LIBOR plus 3.25%, subject to a LIBOR floor of 3.14%.  At June 30, 2009, the effective rate of interest was 6.39%.

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

On June 30, 2009, the available credit under the Credit Facility was approximately $1.1 million and the outstanding borrowing was approximately $1.9 million after netting of $35,355 in compensating cash on hand.

NOTE D – EQUIPMENT LEASE LINE

On November 5, 2008, the Subsidiary entered into a Master Lease Agreement (the “Lease Agreement”) with Leasing Technologies International, Inc (“LTI”).  The Lease Agreement establishes the general terms and conditions pursuant to which the Subsidiary may lease equipment pursuant to a $1.0 million lease line.  Advances under the lease line may be made for one year by executing equipment schedules for each advance.  The lease term of any equipment schedules issued under the lease line will be for 36 months.  The lease rate factor applicable for each equipment schedule is 0.0327/month.  If the Subsidiary makes use of the entire lease line, the monthly rent would be $32,700.  Monthly rent for the leased equipment is payable in advance on the first day of each month. The obligations of the Subsidiary are guaranteed by the Parent Company.  At the end of the term of each equipment schedule the Subsidiary may:  (a) renew the lease with respect to such equipment for an additional 12 months at fair market value; (b) purchase the equipment at fair market value, which price will not be less than 10% of cost nor more than 14% of cost; (c) extend the term for an additional six months at 35% of the monthly rent paid by the lessee during the initial term, after which the equipment may be purchased for the lesser of fair market value or 8% of cost; or (d) return the equipment subject to a remarketing charge equal to 6% of cost.

On December 31, 2008, the Company entered into Lease Schedule No. 1 of the Lease Agreement with LTI for $437,300 which was funded to two vendors for lab equipment, which is included in the amount of equipment capital lease obligations in the accompanying consolidated balance sheet.

On May 22, 2009, the Company entered into Lease Schedule No. 2 of the Lease Agreement with LTI for $442,300 which was funded to two vendors for lab and computer equipment.  As of June 30, 2009, we had the ability to receive additional advances of $120,400 under the Lease Agreement.

NOTE E – COMMON STOCK PURCHASE AGREEMENT

On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC an Illinois limited liability company (“Fusion”).  The Stock Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion.  In consideration for entering into this Stock Agreement, on October 10, 2008, we issued to Fusion 17,500 shares of our common stock (valued at $14,700 on the date of issuance) and $17,500 as a due diligence expense reimbursement.  In addition, on November 5, 2008, we issued to Fusion 400,000 shares of our common stock (valued at $288,000 on the date of issuance) as a commitment fee.  Concurrently with entering into the Stock Agreement, we entered into a registration rights agreement with Fusion.  Under the registration rights agreement, we agreed to file a registration statement with the SEC covering the 417,500 shares that have already been issued to Fusion and at least 3.0 million shares that may be issued to Fusion under the Stock Agreement.  Presently, we expect to sell no more than the initial 3.0 million shares to Fusion during the term of this Stock Agreement.  The Company filed a registration statement on Form S-1 on November 28, 2008, on February 5, 2009 the registration statement became effective and on April 28, 2009 we filed Post Effective Amendment No 1 to the registration statement which became effective on May 8, 2009.

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

NOTE F – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009 and 2008, Steven C. Jones, a director of the Company, earned approximately $107,000 and $107,000, respectively, for various consulting work performed in connection with his duties as Acting Principal Financial Officer.

During the six months ended June 30, 2009 and 2008, George O’Leary, a director of the Company, earned $37,100 and $9,500, respectively, for various consulting work performed for the Company.

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

On June 18, 2009 HCSS and the Company entered into a new Software Development, License and Support Agreement to use recently upgraded applications.  The estimated costs for the development and migration phase are anticipated to be between $66,000 and $75,000 and are expected to be completed in six months.  This agreement has an initial term of 5 years from the date of acceptance and calls for monthly fees of $8,000-$12,000 during the term.  During the six months ended June 30, 2009 and 2008, HCSS earned approximately $59,000 and approximately $47,000, respectively, for transaction fees related to completed tests.

On September 30, 2008, the Company entered into a master lease agreement (the “Master Lease”) with Gulf Pointe Capital, LLC (“Gulf Pointe”) which allows us to obtain lease capital from time to time up to an aggregate of $130,000 of lease financing.  The Company entered into the Master Lease after it was determined that the lease facility with LTI described in Note D would not allow for the leasing of certain used and other types of equipment.    The terms under this lease are consistent with the terms of our other lease arrangements. Three members of our Board of Directors Steven Jones, Peter Petersen and Marvin Jaffe, are affiliated with Gulf Pointe and recused themselves from both sides of all negotiations concerning this transaction.  In consideration for entering into the Master Lease with Gulf Pointe, the Company issued a warrant to purchase 32,475 shares of common stock to Gulf Pointe with an exercise price of $1.08 and a five year term.  Such warrant vests 25% on issuance and then on a pro rata basis as amounts are drawn under the Master Lease.  The warrant was valued at approximately $11,000 using the Black-Scholes option pricing model, and the warrant cost is being expensed as it vests. At the end of the term of any lease schedule under the Master Lease, the Company’s options are as follows:  (a) purchase not less than all of the equipment for its then fair market value not to exceed 15% of the original equipment cost, (b) extend the lease term for a minimum of six months, or (c) return not less than all the equipment at the conclusion of the lease term.  On September 30, 2008, we also entered into the first lease schedule under the Master Lease which provided for the sale/leaseback of approximately $130,000 of used laboratory equipment (“Lease Schedule No. 1”).   Lease Schedule No. 1 has a 30 month term and a lease rate factor of 0.0397/month, which equates to monthly payments of $5,155 during the term.

On February 9, 2009, we amended our Master Lease with Gulf Pointe to increase the maximum size of the facility to $250,000.   As part of this amendment, we terminated the original warrant agreement, dated September 30, 2008, and replaced it with a new warrant to purchase 83,333 shares of our common stock.  Such new warrant has a five year term, an exercise price of $0.75/share and the same vesting schedule as the original warrant.  The replacement warrant was valued using the Black-Scholes option pricing model and the value did not materially differ from the valuation of the original warrant it replaced.   On February 9, 2009, we also entered into a second schedule under the Master Lease for the sale/leaseback of approximately $118,000 of used laboratory equipment (“Lease Schedule No. 2”).  Lease Schedule No. 2 was entered into after it was determined that LTI was unable to consummate this transaction under the lease facility described in Note D.  Lease Schedule No. 2 has a 30 month term at the same lease rate factor per month as Lease Schedule No. 1, which equates to monthly payments of $4,690 during the term.

NOTE G – SUBSEQUENT EVENTS

Strategic Supply Agreement

On July 24, 2009, NeoGenomics Laboratories and Abbott Molecular Inc., a Delaware corporation (“Abbott Molecular”), entered into a Strategic Supply Agreement (the “Supply Agreement”).  The Supply Agreement, among other things, provides for Abbott Molecular to supply materials with which NeoGenomics intends to develop its own FISH (fluorescence in situ hybridization)-based test for the diagnosis of malignant melanoma in skin biopsy specimens (excluding subtyping) (the “Melanoma LDT”).

Pursuant to the terms of the Supply Agreement, Abbott Molecular has agreed to supply NeoGenomics with such of Abbott Molecular’s analyte specific reagents (“ASRs”) that NeoGenomics may request for the purpose of NeoGenomics’ evaluation and determination as to which ASRs to include in its Melanoma LDT.  Once the ASRs have been identified by NeoGenomics, Abbott Molecular has agreed to supply such ASRs (subject to certain limitations) to NeoGenomics.  If NeoGenomics identifies for inclusion in the Melanoma LDT one or more ASRs that are not currently marketed or sold commercially by Abbott Molecular as individual stand-alone products, then the Supply Agreement provides that Abbott Molecular will supply such ASRs to NeoGenomics on an exclusive basis in the United States and Puerto Rico (the “Exclusive ASRs”), provided that Abbott Molecular may also supply such exclusive ASRs to certain of its academic collaborators for research and limited clinical purposes.  Abbott Molecular’s obligation to supply the Exclusive ASRs on an exclusive basis is subject to NeoGenomics meeting certain revenue thresholds with respect to the Melanoma LDT.  Except for the ASRs supplied for evaluation purposes (which are to be supplied at no cost), the Supply Agreement provides that the price of the ASRs supplied by Abbott Molecular will include both a base and a premium component.

In the event that Abbott Molecular obtains FDA approval for its own in vitro diagnostic test for aid in diagnosis of malignant melanoma in skin biopsy specimens (excluding subtyping), the Supply Agreement contemplates a means by which NeoGenomics may offer such FDA-approved test to its customers instead of the Melanoma LDT.

Pursuant to the Supply Agreement, Abbott Molecular also granted to NeoGenomics a first right to develop two additional laboratory developed tests relating to certain specified disease states using Abbott Molecular ASRs or other products.

The initial term of the Supply Agreement expires on December 31, 2019. The Supply Agreement also contemplates two year renewal terms under certain circumstances.  The parties may terminate the Supply Agreement prior to the expiration of the term under certain circumstances.

The Supply Agreement provides (subject to certain limitations) that Abbott Molecular may convert the Supply Agreement into a non-exclusive agreement or terminate the Supply Agreement if NeoGenomics does not develop and launch the Melanoma LDT within six (6) months after the date on which Abbott Molecular supplies ASRs (other than ASRs supplied for evaluation purposes) to NeoGenomics.

Abbott Molecular may terminate the Supply Agreement following a change of control involving NeoGenomics and certain designated companies.  In such event Abbott Molecular would pay to NeoGenomics (or its successor) a termination payment based upon a pre-defined formula.

Common Stock Purchase Agreement and Registration Rights Agreement

On July 24, 2009, NeoGenomics, Inc. entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Abbott Laboratories, an Illinois corporation (“Abbott”), and consummated the issuance and sale to Abbott, for an aggregate purchase price of $4,767,000, of 3,500,000 shares of common stock, $0.001 par value per share (the “Shares”).  Pursuant to the terms of the Common Stock Purchase Agreement, Abbott is prohibited from selling or otherwise transferring the Shares until January 20, 2010.

On July 24, 2009, NeoGenomics, Inc. and Abbott also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) that, among other things, grants certain demand and piggyback registration rights to Abbott with respect to the Shares.

Employment Agreement

On July 21, 2009, the Board of Directors of the Company appointed Grant Carlson, age 50, to the position of Vice President of Sales and Marketing, as previously disclosed, pursuant to a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2009.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2008, and there have been no material changes in the six months ended June 30, 2009.

Overview

NeoGenomics operates a network of cancer-focused testing laboratories whose mission is to improve patient care through exceptional cancer genetic diagnostic services.  Our vision is to become America’s premier cancer testing laboratory by delivering uncompromising quality, exceptional service and innovative products and solutions. The Company’s laboratory network currently offers the following types of testing services:

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

Results of Operations for the Three and Six Months Ended June 30, 2009 as Compared to the Three and Six Months Ended June 30, 2008

Revenue

Revenues increased approximately 53%, or $2.5 million, to $7.4 million for the three months ended June 30, 2009 as compared to $4.9 million for the three months ended June 30, 2008.  For the six months ended June 30, 2009, revenues increased approximately 59%, or $5.3 million, to $14.3 million as compared to $9.0 million for the six months ended June 30, 2008. The revenue increase is the result of increased acceptance of our product offerings and our competitive turnaround times resulting in new clients.

Test volume increased approximately 43%, or 3,410, to 11,316 for the three months ended June 30, 2009 as compared to 7,906 for the three months ended June 30, 2008.  For the six months ended June 30, 2009, test volume increased approximately 49%, or 7,108, to 21,773 as compared to 14,665 for the six months ended June 30, 2008.  Average revenue per test increased approximately 7%, or $42 to $659 for the three months ended June 30, 2009 as compared to $617 for the three months ended June 30, 2008.  For the six months ended June 30, 2009, average revenue per test increased approximately 7% or $43 to $660 as compared to $617 for the six months ended June 30, 2008. The increase in average revenue per test is primarily the result of certain Medicare fee schedule increases in 2009 for a number of our tests and to a lesser extent price increases to client bill customers based on the increase in the Medicare fee schedule and changes in our product and payer mixes.  Revenues per test are a function of both the nature of the test and the payer (Medicare, Medicaid, third party insurer, institutional client etc.).

Our policy is to record as revenue the amounts that we expect to collect based on published or contracted amounts and/or prior experience with the payer.   We have established a reserve for uncollectible amounts based on estimates of what we will collect from: a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) co-payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers.   The Company’s allowance for doubtful accounts increased 51%, or approximately $183,000 to $541,000, as compared to $358,000 at December 31, 2008.  The allowance for doubtful accounts was approximately 11.5% and 11.0% of accounts receivables on June 30, 2009 and December 31, 2008, respectively.

Cost of Revenue

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

Cost of revenue increased approximately 55%, or $1.2 million, to $3.4 million for the three months ended June 30, 2009 as compared to $2.2 million for the three months ended June 30, 2008.  For the six months ended June 30, 2009, cost of revenue increased approximately 60%, or $2.4 million, to $6.4 million as compared to $4.0 million for the six months ended June 30, 2008.  The increase was primarily attributable to increases in all areas of costs of revenue as the Company scaled its operations in order to meet increasing demand.  Cost of revenue as a percentage of revenue was approximately 45% for the three and six months ended June 30, 2009 as compared to approximately 45% for the three and six months ended June 30, 2008.

Accordingly, gross margin was approximately 55% for the three and six months ended June 30, 2009, as compared to gross margin of approximately 55% for the three and six months ended June 30, 2008.  We anticipate that gross margins will continue at or near these levels as we add new capacity while more effectively utilizing our existing capacity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 54%, or $1.3 million to $3.9 million for the three months ended June 30, 2009 as compared to $2.6 million for the three months ended June 30, 2008.  For the six months ended June 30, 2009 selling, general and administrative expenses increased approximately 50%, or $2.5 million, to $7.6 million as compared to $5.1 million for the six months ended June 30, 2008.  The increase in selling, general and administrative expenses is primarily a result of adding sales and marketing personnel to generate and support revenue growth.  We anticipate selling, general and administrative expenses will continue to grow as a result of our expected revenue growth.  However, we expect these expenses to decline as a percentage of revenue as our infrastructure costs stabilize.

Selling, general and administrative expenses as a percentage of revenue increased to approximately 53% for the three months ended June 30, 2009 as compared to approximately 52% for the three months ended June 30, 2008.  This increase is primarily a result of adding sales and marketing personnel.  For the six months ended June 30, 2009 selling, general and administrative expenses as a percentage of revenue decreased to approximately 53% as compared to approximately 56% for the six months ended June 30, 2008.  This decrease as compared to the same period last year was primarily a result of greater economies of scale in our business from spreading our administrative wages over a greater revenue base.

Bad debt expense increased approximately 10%, or $37,000, to $427,000 for the three months ended June 30, 2009 as compared to $390,000 for the three months ended June 30, 2008.  For the six months ended June 30, 2009 bad debt expense increased approximately 15%, or $119,000 to $934,000 as compared to $815,000 for the six months ended June 30, 2008. This increase was a result of the significant increases in revenue.  Bad debt expense as a percentage of revenue was 5.7% and 6.5% for the three and six months ended June 30, 2009, respectively, as compared to 8.0% and 9.0% for the three and six months ended June 30, 2008, respectively.

The decrease in bad debt expense as a percentage of revenue for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 is the result of changes we have made in our billing practices as well as the implementation of a more effective billing system.  These changes were made at the end of March 2008 and corrected the billing issues we experienced towards the end of 2007.  Moving forward, we expect that bad debt expense as a percentage of revenue will be between 5%-7% of revenue.

Interest Expense, net

Interest expense net, which primarily represents interest on borrowing arrangements, increased approximately 88%, or $61,000 to $130,000 for the three months ended June 30, 2009 as compared to $69,000 for the three months ended June 30, 2008.  For the six months ended June 30, 2009 interest expense, net increased approximately 97%, or $121,000 to $245,000 as compared to $124,000 for the six months ended June 30, 2008. Interest expense is primarily related to our credit facility with CapitalSource Finance, LLC (“CapitalSource”) and our capital leases outstanding, and increased over the same period in the prior year primarily as a result of the higher balances at June 30, 2009 as compared to June 30, 2008.

Net Income (Loss)

As a result of the foregoing, we reported net income of $8,000 for the three months ended June 30, 2009 as compared to net income of $72,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009, we reported net income of $41,000 as compared to a net loss of ($193,000) for the six months ended June 30, 3008.

Liquidity and Capital Resources

During the six months ended June 30, 2009, our operating activities used approximately $533,000 of cash compared with approximately $522,000 used in the six months ended June 30, 2008.  This use of cash consisted primarily of increases in our accounts receivable balance as a result of increased revenue.  We invested approximately $139,000 for new equipment during the six months ended June 30, 2009, compared with approximately $171,000 for the six months ended June 30, 2008.

Net cash flow provided by financing activities was approximately $902,000 for the six months ended June 30, 2009 which was primarily derived from the sale for $500,000 of our common stock to the Douglas M. VanOort Living Trust, in connection with Mr. VanOort’s hiring as our Executive Chairman and interim Chief Executive Officer, and amounts borrowed from our revolving credit facility, offset by payments made on capital lease obligations.  For the six months ended June 30, 2008, our net cash flow provided by financing activities was approximately $924,000 which was primarily from amounts borrowed from our revolving credit facility, offset by payments made on capital lease obligations.  At June 30, 2009 and December 31, 2008, we had cash and cash equivalents of approximately $698,000 and $468,000, respectively.

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   At June 30, 2009, we had stockholders’ equity of $2,347,832.

On November 5, 2008, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC an Illinois limited liability company (“Fusion”).  The Purchase Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion, depending on, among other things, the market price of our common stock.  As of June 30, 2009, we had not drawn on any amounts under the Fusion Purchase Agreement.

On February 1, 2008, we entered into a revolving credit facility with CapitalSource, which allows us to borrow up to $3,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days.

Subsequent to the current quarter ended June 30, 2009, on July 24, 2009, NeoGenomics entered into a Common Stock Purchase Agreement with Abbott Laboratories, an Illinois corporation (“Abbott”), and consummated the issuance and sale to Abbott, for an aggregate purchase price of $4,767,000, of 3,500,000 shares of common stock, $0.001 par value per share. See Subsequent Events below and Note G to the financial statements.

As of June 30, 2009, we had approximately $698,000 in cash on hand and $1,106,000 of availability under our credit facility.  As such, we believe we have adequate resources to meet our operating commitments for the next twelve months, and accordingly our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $1.5 million to $2.0 million of additional capital equipment during the next twelve months.  We plan to fund these expenditures with cash, through bank loan facilities, and through capital lease financing arrangements.  If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Subsequent Events

Strategic Supply Agreement

On July 24, 2009, NeoGenomics Laboratories and Abbott Molecular Inc., a Delaware corporation (“Abbott Molecular”), entered into a Strategic Supply Agreement (the “Supply Agreement”).  The Supply Agreement, among other things, provides for Abbott Molecular to supply materials with which NeoGenomics intends to develop its own FISH (fluorescence in situ hybridization)-based test for the diagnosis of malignant melanoma in skin biopsy specimens (excluding subtyping) (the “Melanoma LDT”).

Pursuant to the terms of the Supply Agreement, Abbott Molecular has agreed to supply NeoGenomics with such of Abbott Molecular’s analyte specific reagents (“ASRs”) that NeoGenomics may request for the purpose of NeoGenomics’ evaluation and determination as to which ASRs to include in its Melanoma LDT.  Once the ASRs have been identified by NeoGenomics, Abbott Molecular has agreed to supply such ASRs (subject to certain limitations) to NeoGenomics.  If NeoGenomics identifies for inclusion in the Melanoma LDT one or more ASRs that are not currently marketed or sold commercially by Abbott Molecular as individual stand-alone products, then the Supply Agreement provides that Abbott Molecular will supply such ASRs to NeoGenomics on an exclusive basis in the United States and Puerto Rico (the “Exclusive ASRs”), provided that Abbott Molecular may also supply such exclusive ASRs to certain of its academic collaborators for research and limited clinical purposes.  Abbott Molecular’s obligation to supply the Exclusive ASRs on an exclusive basis is subject to NeoGenomics meeting certain revenue thresholds with respect to the Melanoma LDT.  Except for the ASRs supplied for evaluation purposes (which are to be supplied at no cost), the Supply Agreement provides that the price of the ASRs supplied by Abbott Molecular will include both a base and a premium component.

In the event that Abbott Molecular obtains FDA approval for its own in vitro diagnostic test for aid in diagnosis of malignant melanoma in skin biopsy specimens (excluding subtyping), the Supply Agreement contemplates a means by which NeoGenomics may offer such FDA-approved test to its customers instead of the Melanoma LDT.

Pursuant to the Supply Agreement, Abbott Molecular also granted to NeoGenomics a first right to develop two additional laboratory developed tests relating to certain specified disease states using Abbott Molecular ASRs or other products.

The initial term of the Supply Agreement expires on December 31, 2019. The Supply Agreement also contemplates two year renewal terms under certain circumstances.  The parties may terminate the Supply Agreement prior to the expiration of the term under certain circumstances.

The Supply Agreement provides (subject to certain limitations) that Abbott Molecular may convert the Supply Agreement into a non-exclusive agreement or terminate the Supply Agreement if NeoGenomics does not develop and launch the Melanoma LDT within six (6) months after the date on which Abbott Molecular supplies ASRs (other than ASRs supplied for evaluation purposes) to NeoGenomics.

Abbott Molecular may terminate the Supply Agreement following a change of control involving NeoGenomics and certain designated companies.  In such event Abbott Molecular would pay to NeoGenomics (or its successor) a termination payment based upon a pre-defined formula.

Common Stock Purchase Agreement and Registration Rights Agreement

On July 24, 2009, NeoGenomics, Inc. entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Abbott Laboratories, an Illinois corporation (“Abbott”), and consummated the issuance and sale to Abbott, for an aggregate purchase price of $4,767,000, of 3,500,000 shares of common stock, $0.001 par value per share (the “Shares”).  Pursuant to the terms of the Common Stock Purchase Agreement, Abbott is prohibited from selling or otherwise transferring the Shares until January 20, 2010.

On July 24, 2009, NeoGenomics, Inc. and Abbott also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) that, among other things, grants certain demand and piggyback registration rights to Abbott with respect to the Shares.

Employment Agreement

On July 21, 2009, the Board of Directors of the Company appointed Grant Carlson, age 50, to the position of Vice President of Sales and Marketing, as previously disclosed, pursuant to a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

A civil lawsuit is currently pending between the Company and its liability insurer, FCCI Commercial Insurance Company ("FCCI") in the 20th Judicial Circuit Court in and for Lee County, Florida (Case No. 07-CA-017150).  FCCI filed the suit on December 12, 2007 in response to the Company's demands for insurance benefits with respect to an underlying action involving US Labs (a settlement agreement has since been reached in the underlying action, and thus that case has now concluded).  Specifically, the Company maintains that the underlying plaintiff's allegations triggered the subject insurance policy's personal and advertising injury coverage.  In the lawsuit, FCCI seeks a court judgment that it owes no obligation to the Company regarding the underlying action (FCCI does not seek monetary damages).  The Company has counterclaimed against FCCI for breach of the subject insurance policy, and seeks recovery of defense costs incurred in the underlying matter, amounts paid in settlement thereof, and fees and expenses incurred in litigating with FCCI.  The court previously denied a motion by FCCI for judgment on the pleadings, rejecting FCCI's contention that the underlying complaint did not trigger the insurer's duty to defend as a matter of law.  A motion for summary judgment is currently pending.  We intend to aggressively pursue all remedies in this matter and believe that the courts will ultimately find that FCCI had a duty to provide coverage in the US Labs litigation.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

Lease Schedule

The Company’s disclosure in this Quarterly Report on Form 10-Q under Note D to its unaudited consolidated financial statements with respect to Lease Schedule No. 2 to the Company’s $1,000,000 master lease agreement with Leasing Technology International, Inc. is hereby incorporated by reference into this item.

ITEM 6 – EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Strategic Supply Agreement dated July 24, 2009, between NeoGenomics Laboratories, Inc., a Florida corporation, and Abbott Molecular Inc., a Delaware corporation

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2009	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas VanOort
	Title:	Executive Chairman and Interim Chief Executive Officer

	By:	/s/ Steven C. Jones
	Name:	Steven C. Jones
	Title:	Acting Principal Financial Officer

	By:	/s/ Jerome J. Dvonch
	Name:	Jerome J. Dvonch
	Title:	Director of Finance and Principal
Accounting Officer