Form 10-Q
period 2009-09-30
NEOGENOMICS INC
filed 2009-11-23
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 333-72097
NEOGENOMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	74-2897368

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12701 Commonwealth Drive, Suite 9, Fort Myers, Florida	33913

(Address of principal executive offices)	(Zip Code)
(239) 768-0600

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of November 20, 2009, the registrant had 37,178,575 shares of Common Stock, par value $0.001 per share outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
NEOGENOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,128,047	$468,171
Accounts receivable (net of allowance for doubtful accounts of $551,914 and $358,642, respectively)	4,174,624	2,913,531
Inventories	613,631	491,459
Other current assets	714,278	482,408

Total current assets	8,630,580	4,355,569

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $2,416,445 and $1,602,594,respectively)	4,180,162	2,875,297

OTHER ASSETS	106,737	64,509

TOTAL ASSETS	$12,917,479	$7,295,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,106,696	$1,512,427
Accrued expenses and other liabilities	1,200,988	1,094,817
Revolving credit line	—	1,146,850
Short-term portion of equipment capital leases	995,932	636,900

Total current liabilities	4,303,616	4,390,994

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	1,566,344	1,403,271

TOTAL LIABILITIES	5,869,960	5,794,265

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 37,160,639 and 32,117,008 shares issued and outstanding, respectively)	37,160	32,117
Additional paid-in capital	23,637,244	17,381,810
Accumulated deficit	(16,626,885)	(15,912,817)

Total stockholders’ equity	7,047,519	1,501,110

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,917,479	$7,295,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008

NET REVENUE	$7,296,800	$5,050,796	$21,669,645	$14,094,959

COST OF REVENUE	3,672,289	2,535,318	10,146,766	6,577,549

GROSS PROFIT	3,624,511	2,515,478	11,522,879	7,517,410

OPERATING EXPENSES
General and administrative	2,457,978	1,831,829	7,013,326	5,357,936
Sales and marketing	1,792,955	803,779	4,849,470	2,348,348
Interest (income) expense, net	128,883	74,995	374,151	199,336

Total operating expenses	4,379,816	2,710,603	12,236,947	7,905,620

NET INCOME (LOSS)	$(755,305)	$(195,125)	$(714,068)	$(388,210)

NET INCOME (LOSS) PER SHARE
— Basic	$(0.02)	$(0.01)	$(0.02)	$(0.01)

— Diluted	$(0.02)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
— Basic	36,000,083	31,440,327	33,782,925	31,414,065

— Diluted	36,000,083	31,440,327	33,782,925	31,414,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(714,068)	$(388,210)
Adjustments to reconcile net income (loss) to net cash used in provided by operating activities:
Provision for bad debts	1,358,744	1,095,387
Depreciation	813,851	512,913
Amortization of debt issue costs	46,554	35,321
Stock-based compensation	295,429	229,539
Non-cash consulting expenses	49,042	99,813
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(2,619,838)	(1,239,702)
(Increase) decrease in inventories	(122,171)	(39,857)
(Increase) decrease in pre-paid expenses	(232,928)	(392,900)
(Increase) decrease in deposits	(42,228)	(14,512)
Increase (decrease) in accounts payable and other liabilities	121,713	(79,446)

NET CASH USED IN OPERATING ACTIVITIES	(1,045,900)	(181,654)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(432,182)	(370,218)

NET CASH USED IN INVESTING ACTIVITIES	(432,182)	(370,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital lease obligations	96,890	—
Advances on credit facility	(1,146,850)	1,176,221
Repayment of capital leases	(542,088)	(244,612)
Issuance of common stock and warrants for cash, net of transaction expenses	5,730,006	41,055

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,137,958	972,664

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,659,876	420,792

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	468,171	210,573

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,128,047	$631,365

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$335,242	$171,606

Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$1,064,194	$538,761

Equipment purchased and included in accounts payable at September 30	$680,021	$126,227

Equipment purchased and payables settled with issuance of restricted common stock	$186,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
NOTE A — NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION
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
In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“Codification”) became the single source of authoritative US GAAP. The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (“SFAS”), Emerging Issues Task Force (“EITF”), FASB Staff Position (“FSP”), etc. Authoritative standards included in the Codification are designated by their Accounting Standards Codification (“ASC”) topical reference, and new standards will be designated as Accounting Standards Updates (“ASU”), with a year and assigned sequence number. Beginning with this interim report for the third quarter of 2009, references to prior standards have been updated to reflect the new referencing system.
Net Income (Loss) Per Common Share
We compute net income (loss) per share in accordance with ASC 260, Earnings per Share (“ASC 260”) Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding, using the treasury stock method, during the period. Equivalent shares consist of employee stock options and certain warrants issued to consultants and other providers of financing to the Company that are in-the-money based on the weighted average closing share price for the period. Under the treasury stock method, the number of in-the-money shares that are considered outstanding for this calculation is reduced by the number of common shares that theoretically could have been re-purchased by the Company with the aggregate exercise proceeds of such warrant and option exercises if such shares were re-purchased at the average market price for the period.

There were no common equivalent shares included in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2009 and 2008 because the Company had a net loss for such periods and therefore such common equivalent shares were anti-dilutive.
NOTE B — REVOLVING CREDIT AND SECURITY AGREEMENT
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
Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month at an annual rate based on the one-month LIBOR plus 3.25%, subject to a LIBOR floor of 3.14%. At September 30, 2009, the effective rate of interest was 6.39%.
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
On September 30, 2009, we had no outstanding amount due on the Credit Facility and the available credit under the Credit Facility was approximately $3.0 million.

NOTE C — EQUIPMENT LEASE LINE
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
On May 22, 2009, the Company entered into Lease Schedule No. 2 of the Lease Agreement with LTI for $442,300 which was funded to two vendors for lab and computer equipment, which is included in the amount of equipment capital lease obligations in the accompanying consolidated balance sheet.
On July 29, 2009, the Company entered into Lease Schedule No. 3 of the Lease Agreement with LTI for $40,066 which was funded to two vendors for lab equipment, which is included in the amount of equipment capital lease obligations in the accompanying consolidated balance sheet.
On September 22, 2009, the Company entered into Lease Schedule No. 4 of the Lease Agreement with LTI for $29,218 which was funded to one vendor for lab equipment, which is included in the amount of equipment capital lease obligations in the accompanying consolidated balance sheet.
As of September 30, 2009, we had the ability to receive additional advances of $51,116 under the Lease Agreement.
NOTE D — COMMON STOCK PURCHASE AGREEMENT
On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC an Illinois limited liability company (“Fusion”). The Stock Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion. In consideration for entering into this Stock Agreement, on October 10, 2008, we issued to Fusion 17,500 shares of our common stock (valued at $14,700 on the date of issuance) and $17,500 as a due diligence expense reimbursement. In addition, on November 5, 2008, we issued to Fusion 400,000 shares of our common stock (valued at $288,000 on the date of issuance) as a commitment fee. Concurrently with entering into the Stock Agreement, we entered into a registration rights agreement with Fusion. Under the registration rights agreement, we agreed to file a registration statement with the SEC covering the 417,500 shares that have already been issued to Fusion and at least 3.0 million shares that may be issued to Fusion under the Stock Agreement. Presently, we expect to sell no more than the initial 3.0 million shares to Fusion during the term of this Stock Agreement. The Company filed a registration statement on Form S-1 on November 28, 2008 and on February 5, 2009 the registration statement became effective and on April 28, 2009, we filed Post Effective Amendment No 1 to the registration statement which became effective on May 8, 2009.
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
NOTE E — RELATED PARTY TRANSACTIONS
During the nine months ended September 30, 2009 and 2008, Steven C. Jones, a director of the Company, earned approximately $149,000 and $140,000, respectively, for various consulting work performed in connection with his duties as Acting Principal Financial Officer.
During the nine months ended September 30, 2009 and 2008, George O’Leary, a director of the Company, earned $30,000 and $9,500, respectively, for various consulting work performed for the Company.
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
On June 18, 2009 HCSS and the Company entered into a new Software Development, License and Support Agreement to use recently upgraded applications. The estimated costs for the development and migration phase are anticipated to be between $66,000 and $75,000 and are expected to be completed by December 31, 2009. This agreement has an initial term of 5 years from the date of acceptance and calls for monthly fees of $8,000-$12,000 during the term. During the nine months ended September 30, 2009 and 2008, HCSS earned approximately $85,000 and approximately $73,000, respectively, for transaction fees related to completed tests.
On September 30, 2008, the Company entered into a master lease agreement (the “Master Lease”) with Gulf Pointe Capital, LLC (“Gulf Pointe”) which allows us to obtain lease capital from time to time up to an aggregate of $130,000 of lease financing. The Company entered into the Master Lease after it was determined that the lease facility with LTI described in Note C would not allow for the leasing of certain used and other types of equipment. The terms under this lease are consistent with the terms of our other lease arrangements. Three members of our Board of Directors Steven Jones, Peter Petersen and Marvin Jaffe, are affiliated with Gulf Pointe and recused themselves from both sides of all negotiations concerning this transaction. In consideration for entering into the Master Lease with Gulf Pointe, the Company issued a warrant to purchase 32,475 shares of common stock to Gulf Pointe with an exercise price of $1.08 per share and a five year term. Such warrant vests 25% on issuance and then on a pro rata basis as amounts are drawn under the Master Lease. The warrant was valued at approximately $11,000 using the Black-Scholes option pricing model, and the warrant cost is being expensed as it vests. At the end of the term of any lease schedule under the Master Lease, the Company’s options are as follows: (a) purchase not less than all of the equipment for its then fair market value not to exceed 15% of the original equipment cost, (b) extend the lease term for a minimum of six months, or (c) return not less than all the equipment at the conclusion of the lease term. On September 30, 2008, we also entered into the first lease schedule under the Master Lease which provided for the sale/leaseback of approximately $130,000 of used laboratory equipment (“Lease Schedule No. 1”). Lease Schedule No. 1 has a 30 month term and a lease rate factor of 0.0397/month, which equates to monthly payments of $5,155 during the term.

On February 9, 2009, we amended our Master Lease with Gulf Pointe to increase the maximum size of the facility to $250,000. As part of this amendment, we terminated the original warrant agreement, dated September 30, 2008, and replaced it with a new warrant to purchase 83,333 shares of our common stock. Such new warrant has a five year term, an exercise price of $0.75 per share and the same vesting schedule as the original warrant. The replacement warrant was valued using the Black-Scholes option pricing model and the value did not materially differ from the valuation of the original warrant it replaced. On February 9, 2009, we also entered into a second schedule under the Master Lease for the sale/leaseback of approximately $118,000 of used laboratory equipment (“Lease Schedule No. 2”). Lease Schedule No. 2 was entered into after it was determined that LTI was unable to consummate this transaction under the lease facility described in Note C. Lease Schedule No. 2 has a 30 month term at the same lease rate factor per month as Lease Schedule No. 1, which equates to monthly payments of $4,690 during the term.
NOTE F — STRATEGIC SUPPLY AGREEMENT
On July 24, 2009, NeoGenomics Laboratories and Abbott Molecular Inc., a Delaware corporation (“Abbott Molecular”), entered into a Strategic Supply Agreement (the “Supply Agreement”). The Supply Agreement, among other things, provides for Abbott Molecular to supply materials with which NeoGenomics intends to develop its own FISH (fluorescence in situ hybridization)-based test for the diagnosis of malignant melanoma in skin biopsy specimens (the “Melanoma LDT”).
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

NOTE G — COMMON STOCK PURCHASE AGREEMENT AND REGISTRATION RIGHTS AGREEMENT
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
NOTE H — SUBSEQUENT EVENTS
Wells Fargo Lease Agreement
On October 2, 2009, the Subsidiary and Wells Fargo Equipment Finance, Inc. (“Wells Fargo”), entered into a Master Lease Agreement (the “Wells Fargo Lease”). The Wells Fargo Lease establishes the general terms and conditions pursuant to which the Subsidiary may lease $750,000 in equipment. Advances under the lease line may be made for 180 days by executing supplemental schedules for each advance, which would have a 60 month term.
On October 2, 2009, the Company entered into Lease Supplement No. 1 of the Wells Fargo Lease for $265,200 which was funded to one vendor for lab equipment. Supplement No. 1 has a term of 60 months with monthly payments of $5,396.36 and a $1.00 final purchase payment at termination. Supplement No. 1 is being accounted for as a capital lease.
Suntrust Lease Agreement
On October 28, 2009, the Subsidiary and Suntrust Equipment Finance & Leasing Corp. (“Suntrust”), entered into an equipment lease agreement (the “Suntrust Lease”). The Suntrust Lease establishes the general terms and conditions pursuant to which the Subsidiary may lease up to $1.5 million in equipment and other property.
On November 12, 2009, the Company entered into Lease Schedule No. 1 of the Suntrust lease for $428,465 which was funded to several vendors for lab equipment, computer hardware and furniture and fixtures. Schedule 1 has a term of 60 months with monthly payments of $8,433.67 and a $1.00 final purchase payment at termination. Schedule No. 1 is being accounted for as a capital lease.
Employment Agreement
On October 28, 2009, the Company appointed Douglas M. VanOort, to the position of Chief Executive Officer and amended and restated his employment agreement, as previously disclosed, pursuant to a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2009. Mr. VanOort previously held the position of Executive Chairman and Interim Chief Executive Officer of the Company from March 16, 2009 until October 28, 2009. Mr. VanOort also serves as the Chairman of the Company’s Board of Directors.
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
Introduction
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto included herein. The information contained below includes statements of the Company’s or management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Quarterly Report on Form 10-Q under the caption “Forward Looking Statements”, which information is incorporated herein by reference.
Overview
NeoGenomics operates a network of cancer-focused testing laboratories whose mission is to improve patient care through exceptional cancer genetic diagnostic, prognostic and predictive testing services. Our vision is to become America’s premier cancer testing laboratory by delivering uncompromising quality, exceptional service and innovative products and solutions. The Company’s laboratory network currently offers the following types of testing services:
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
Seasonality
The majority of our testing volume is dependent on patients being treated by hematology/oncology professionals and other healthcare providers. Volume of testing generally declines during the vacation seasons, year-end holiday periods and other major holidays, particularly when those holidays fall during the middle of the week. In addition, volume of testing tends to decline due to adverse weather conditions, such as excessively hot or cold spells or hurricanes or tornados in certain regions, consequently reducing revenues and cash flows in any affected period. Therefore, comparison of the results of successive periods may not accurately reflect trends for future periods.
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
While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2008, and there have been no material changes in the nine months ended September 30, 2009.
Results of Operations for the Three and Nine Months Ended September 30, 2009 as Compared to the Three and Nine Months Ended September 30, 2008
The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the three months ended		For the nine months ended
	September 30.		September 30,
	2009	2008	2009	2008

NET REVENUE	100%	100%	100%	100%
COST OF REVENUE	50%	50%	47%	47%

GROSS PROFIT	50%	50%	53%	53%

OPERATING EXPENSES:
General and administrative	33%	36%	32%	38%
Sales and marketing	25%	16%	22%	17%
Interest (income) expense, net	2%	2%	2%	1%

TOTAL OPERATING EXPENSES	60%	54%	56%	56%

NET INCOME (LOSS)	(10)%	(4)%	(3)%	(3)%

Revenue
The Company’s specialized testing services are performed based on a written test requisition form and revenues are recognized once the testing services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. Our testing services are billed to various payors, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. We report revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. We report revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at the reported revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly.
Revenues increased approximately 45%, or $2.2 million, to $7.3 million for the three months ended September 30, 2009 as compared to $5.1 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, revenues increased approximately 54%, or $7.6 million, to $21.7 million as compared to $14.1 million for the nine months ended September 30, 2008. The revenue increases for the three and nine months ended September 30, 2009, respectively, as compared to the comparable periods in 2008, were primarily driven by increases in the number of tests performed and to a lesser extent by increases in the average revenue/test.
Test volume increased approximately 33% for the three months ended September 30, 2009. For the nine months ended September 30, 2009, test volume increased approximately 43%. Increases in test volumes were primarily driven by the substantial increases in sales and marketing activities by the Company over the past twelve months.
Revenues per test are a function of both the type of the test (e.g. FISH, cytogenetics, flow cytometry, etc.) and the payer (e.g., Medicare, Medicaid, third party insurer, institutional client etc.). Average revenue per test is primarily driven by our test type mix and our payer mix. The increase in average revenue per test for the three and nine months ended September 30, 2009 is primarily the result of increases in higher priced tests in our test type mix and to a lesser extent from certain Medicare fee schedule increases in 2009 for a number of our tests.
We have established a reserve for uncollectible amounts based on estimates of what we will collect from: a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers. The Company’s allowance for doubtful accounts increased 54%, or approximately $193,000 to $552,000, as compared to $359,000 at December 31, 2008. The allowance for doubtful accounts was approximately 11.7% and 11.0% of accounts receivable on September 30, 2009 and December 31, 2008, respectively.
Cost of Revenue
Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.
Cost of revenue increased approximately 45%, or $1.2 million, to $3.7 million for the three months ended September 30, 2009 as compared to $2.5 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, cost of revenue increased approximately 54%, or $3.5 million, to $10.1 million as compared to $6.6 million for the nine months ended September 30, 2008. The increase was primarily attributable to increases in all areas of costs of revenue as the Company scaled its operations in order to meet increasing demand. Cost of revenue as a percentage of revenue was approximately 50% for the three months ended September 30, 2009 and September 30, 2008. For the nine months ended September 30, 2009 and September 30, 2008, cost of revenue as a percentage of revenue was approximately 47%.
Accordingly, gross margin was approximately 50% for the three months ended September 30, 2009 and September 30, 2008. For the nine months ended September 30, 2009 and September 30, 2008, gross margin was approximately 53%.
Sales and Marketing
Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, marketing, and customer service personnel.

	For the three months ended			For the nine months ended
	September 30.			September 30,
			%			%
	2009	2008	Change	2009	2008	Change

Sales and marketing	$1,792,955	$803,779	123%	$4,849,470	$2,348,348	107%
As a % of revenue	25%	16%		22%	17%
Sales and marketing expenses increased approximately 123%, or $989,000 to $1.8 million for the three months ended September 30, 2009 as compared to $804,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009 sales and marketing expenses increased approximately 107%, or $2.5 million, to $4.8 million as compared to $2.3 million for the nine months ended September 30, 2008. The increase in sales and marketing expenses is primarily a result of adding substantial numbers of sales and marketing personnel in 2009 versus 2008 to generate additional revenue growth.
Sales and marketing expenses as a percentage of revenue increased to approximately 25% and 22% for the three and nine months ended September 30, 2009, respectively, as compared to approximately 16% and 17% for the three and nine months ended September 30, 2008.
We expect our sales and marketing expenses to increase as we hire additional sales management, sales representatives, and marketing personnel as part of our growth strategy. However, we expect these expenses to decline as a percentage of revenue as our case volumes increase and we develop more economies of scale in our sales and marketing activities.
General and Administrative Expenses
General and administrative expenses relate to billing, finance, human resources, information technology, and other administrative functions. They primarily consist of employee related costs (such as salaries, fringe benefits, and stock-based compensation expense), professional services, facilities expense, and depreciation and administrative-related costs allocated to general and administrative expenses. In addition, the provision for doubtful accounts is included in general and administrative expenses.

	For the three months ended			For the nine months ended
	September 30.			September 30,
			%			%
	2009	2008	Change	2009	2008	Change

General and administrative	$2,457,978	$1,831,829	34%	$7,013,326	$5,357,936	31%
As a % of revenue	33%	36%		32%	38%
General and administrative expenses increased approximately 34%, or $626,000 to $2.5 million for the three months ended September 30, 2009 as compared to $1.8 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009 general and administrative expenses increased approximately 31%, or $1.7 million, to $7.0 million as compared to $5.3 million for the nine months ended September 30, 2008. The increase in general and administrative expenses is primarily a result of adding additional management, information technology, and billing personnel to support the increase in our revenue.

General and administrative expenses as a percentage of revenue decreased to approximately 33% and 32%, respectively, for the three and nine months ended September 30, 2009 as compared to approximately 36% and 38%, respectively, for the three and nine months ended September 30, 2008. This decrease as compared to the same period last year was primarily a result of greater economies of scale in our business from spreading our administrative costs over a greater revenue base.
Bad debt expense increased by approximately 51%, or $144,000, to $424,000 for the three months ended September 30, 2009 as compared to $280,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009 bad debt expense increased by approximately 24%, or $263,000 to $1,359,000 as compared to $1,096,000 for the nine months ended September 30, 2008. This increase was a result of the significant increases in revenue. Bad debt expense as a percentage of revenue was 5.8% and 6.3%, respectively, for the three and nine months ended September 30, 2009, as compared to 5.6% and 7.8%, respectively, for the three and nine months ended September 30, 2008.
The decrease in bad debt expense as a percentage of revenue for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 is the result of changes we made in our billing practices as well as the implementation of a more effective billing system in 2008.
We expect our general and administrative expenses to increase as we add personnel; increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; and continue to build our physical infrastructure to support our anticipated growth. However, we expect general and administrative expenses to continue to decline as a percentage of our revenue as our case volumes increase and we develop more operating leverage in our business.
Interest Expense, net
Interest expense net, which represents the interest expense we incur on our borrowing arrangements offset by the interest income we earn on cash deposits. Interest expense, net increased approximately 71%, or $54,000 to $129,000 for the three months ended September 30, 2009 as compared to $75,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009 interest expense, net increased approximately 88%, or $175,000 to $374,000 as compared to $199,000 for the nine months ended September 30, 2008. Interest expense is primarily related to the amount of our capital leases outstanding and to a lesser extent to the borrowing under our credit facility with CapitalSource Finance, LLC (“CapitalSource”). Interest expense increased over the same period in the prior year primarily as a result of the higher capital lease balances as of September 30, 2009 as compared to September 30, 2008.
Net Income (Loss)
As a result of the foregoing, we reported a net loss of $755,000, or $(0.02)/share, for the three months ended September 30, 2009 as compared to a net loss of $195,000, or $(0.01)/share, for the three months ended September 30, 2008. For the nine months ended September 30, 2009, we reported a net loss of $714,000, or $(0.02)/share, as compared to a net loss of $388,000.or $(0.01)/share, for the nine months ended September 30, 2008.
Liquidity and Capital Resources
The following table presents a summary of our cash flows provided by (used in) operating, investing and finance activities for the nine months ended September 30, 2009 and 2008 as well as the period ending cash and cash equivalents and working capital.

	For the nine months ended
	September 30.
	2009	2008
Net cash provided by (used in):
Operating activities	$(1,045,900)	$(181,654)
Investing activities	(432,182)	(370,219)
Financing activities	4,137,958	972,664

Net increase in cash and cash equivalents	2,659,876	420,792

Cash and cash equivalents, beginning of period	468,171	210,573

Cash and cash equivalents, end of period	$3,128,047	$631,365

Working Capital (1), end of period	$4,326,964	$771,089

(1)	Defined as current assets - current liabilities.
During the nine months ended September 30, 2009, our operating activities used approximately $1,046,000 of cash compared with approximately $182,000 used in the nine months ended September 30, 2008. This use of cash consisted primarily of increases in our accounts receivable balance as a result of increased revenue. We invested approximately $432,000 for new equipment during the nine months ended September 30, 2009, compared with approximately $370,000 for the nine months ended September 30, 2008.
Net cash flow provided by financing activities was approximately $4,138,000 for the nine months ended September 30, 2009 which was primarily derived from the sale of 3.5 million shares of common stock to Abbott Laboratories (see Note G in the notes to our unaudited financial statements), and the exercises of options and warrants, offset by payments made on our revolving credit facility and capital lease obligations. For the nine months ended September 30, 2008, our net cash flow provided by financing activities was approximately $973,000 which was primarily from amounts borrowed from our revolving credit facility, offset by payments made on capital lease obligations. At September 30, 2009, we had cash and cash equivalents of approximately $3,128,000.
Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2009, we had stockholders’ equity of $7,047,519.
On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC an Illinois limited liability company (“Fusion”). The Stock Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion, depending on, among other things, the market price of our common stock. As of September 30, 2009, we had not drawn on any amounts under the Fusion Stock Agreement.
On February 1, 2008, we entered into a revolving credit facility with CapitalSource, which allows us to borrow up to $3,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days.
On July 24, 2009, NeoGenomics entered into a Common Stock Purchase Agreement with Abbott Laboratories, an Illinois corporation (“Abbott”), and consummated the issuance and sale to Abbott, for an aggregate purchase price of $4,767,000, of 3,500,000 shares of common stock, $0.001 par value per share. See Note G to the financial statements.
As of September 30, 2009, we had approximately $3,128,000 in cash on hand, $3,000,000 of availability under our credit facility, and up to $8.0 million under the Fusion Stock Agreement. As such, we believe we have adequate resources to meet our operating commitments for the next twelve months, and accordingly our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Capital Expenditures
We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $2.0 million to $2.5 million of additional capital equipment during the next twelve months. We plan to fund these expenditures with cash, through bank loan facilities, and through capital lease financing arrangements. If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.
Subsequent Events
Wells Fargo Lease Agreement
On October 2, 2009, the Subsidiary and Wells Fargo Equipment Finance, Inc. (“Wells Fargo”), entered into a Master Lease Agreement (the “Wells Fargo Lease”). The Wells Fargo Lease establishes the general terms and conditions pursuant to which the Subsidiary may lease $750,000 in equipment. Advances under the lease line may be made for 180 days by executing supplemental schedules for each advance, which would have a 60 month term.
On October 2, 2009, the Company entered into Lease Supplement No. 1 of the Wells Fargo Lease for $265,200 which was funded to one vendor for lab equipment. Supplement No. 1 has a term of 60 months with monthly payments of $5,396.36 and a $1.00 final purchase payment at termination. Supplement No. 1 is being accounted for as a capital lease.
Suntrust Lease Agreement
On October 28, 2009, the Subsidiary and Suntrust Equipment Finance & Leasing Corp. (“Suntrust”), entered into an equipment lease agreement (the “Suntrust Lease”). The Suntrust Lease establishes the general terms and conditions pursuant to which the Subsidiary may lease up to $1.5 million in equipment and other property.
On November 12, 2009, the Company entered into Lease Schedule No. 1 of the Suntrust lease for $428,465 which was funded to several vendors for lab equipment, computer hardware and furniture and fixtures. Schedule 1 has a term of 60 months with monthly payments of $8,433.67 and a $1.00 final purchase payment at termination. Schedule No. 1 is being accounted for as a capital lease.
Employment Agreement
On October 28, 2009, the Company appointed Douglas M. VanOort, to the position of Chief Executive Officer and amended and restated his employment agreement, as previously disclosed, pursuant to a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2009. Mr. VanOort previously held the position of Executive Chairman and Interim Chief Executive Officer of the Company from March 16, 2009 until October 28, 2009. Mr. VanOort also serves as the Chairman of the Company’s Board of Directors.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.
ITEM 4 — Controls and Procedures
Not applicable.
ITEM 4T — Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
A civil lawsuit is currently pending between the Company and its liability insurer, FCCI Commercial Insurance Company (“FCCI”) in the 20th Judicial Circuit Court in and for Lee County, Florida (Case No. 07-CA-017150). FCCI filed the suit on December 12, 2007 in response to the Company’s demands for insurance benefits with respect to an underlying action involving US Labs (a settlement agreement has since been reached in the underlying action, and thus that case has now concluded). Specifically, the Company maintains that the underlying plaintiff’s allegations triggered the subject insurance policy’s personal and advertising injury coverage. In the lawsuit, FCCI seeks a court judgment that it owes no obligation to the Company regarding the underlying action (FCCI does not seek monetary damages). The Company has counterclaimed against FCCI for breach of the subject insurance policy, and seeks recovery of defense costs incurred in the underlying matter, amounts paid in settlement thereof, and fees and expenses incurred in litigating with FCCI. The court previously denied a motion by FCCI for judgment on the pleadings, rejecting FCCI’s contention that the underlying complaint did not trigger the insurer’s duty to defend as a matter of law. A motion for summary judgment is currently pending. We intend to aggressively pursue all remedies in this matter and believe that the courts will ultimately find that FCCI had a duty to provide coverage in the US Labs litigation.
On November 9th, 2009, the Company was notified by the Civil Division of the U.S. Department of Justice (“DOJ”) that a “Qui Tam” Complaint (“Complaint”) had been filed under seal by a private individual against a number of health care companies, including the Company. The Complaint is an action to recover damages and civil penalties arising from alleged false or fraudulent claims and statements submitted or caused to be submitted by the defendants to Medicare. The DOJ has not made any decision whether to join the action. The Company believes the allegations in the Complaint are without merit and intends to vigorously defend itself if required to do so.
ITEM 1A — RISK FACTORS
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5 — OTHER INFORMATION
None

ITEM 6 — EXHIBITS

EXHIBIT
NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: November 23, 2009	NEOGENOMICS, INC.
	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Executive Chairman and Chief Executive Officer

	By:	/s/ Steven C. Jones
		Name:	Steven C. Jones
		Title:	Acting Principal Financial Officer

	By:	/s/ Jerome J. Dvonch
		Name:	Jerome J. Dvonch
		Title:	Director of Finance and Principal Accounting Officer