Form 10-K
period 2009-12-31
NEOGENOMICS INC
filed 2010-03-29
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant  is a shell company (as defined in Rule 12b-2 of the Act):   ☐ Yes ☒ No

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $27.2 million, based on the closing price of the registrant’s common stock of $1.34 per share on June 30, 2009.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 24, 2010:  37,255,092

NEOGENOMICS, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2009

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

ITEM 1.           DESCRIPTION OF BUSINESS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as “NeoGenomics” or the “Company” in this Form 10-K) is the registrant for SEC reporting purposes.  Our common stock is listed on the OTC Bulletin Board under the symbol “NGNM”.

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

The market for cancer testing is growing rapidly.  Key factors influencing this growth are:  (i) cancer is primarily a disease of the elderly and now that the baby boomer generation has started to turn sixty, the U.S. is experiencing a significant increase in the number of senior citizens, (ii) the American Cancer Society estimates that one in four senior citizens will develop some form of cancer during the rest of their lifetime, and (iii) every year more and more genes are discovered to have a specific link to cancer, which then enables a genetic or molecular test to be developed.   We estimate that the Company addresses a $5-6 billion total United States market opportunity, about half of which is derived from genetic and molecular testing with the other half derived from more traditional anatomic pathology testing services that are complementary to and often ordered with the genetic testing services we offer.

Our Focus

NeoGenomics’ primary focus is to provide high complexity laboratory testing for community-based pathology, oncology, dermatology and urology markets in the United States and the Caribbean. We focus on community-based practitioners for two reasons: First, academic pathologists and associated clinicians tend to have their testing needs met within the confines of their university affiliation. Secondly, most of the cancer care in the United States is administered by community based practitioners due to ease of local access. We currently provide our services to pathologists and oncologists that perform bone marrow and/or peripheral blood sampling for the diagnosis of blood and lymphoid tumors (leukemias and lymphomas) and archival tissue referred for analysis of solid tumors such as breast cancer. We also serve community-based urologists by providing a FISH-based genetic test for the diagnosis of bladder cancer and early detection of recurrent disease.

The high complexity cancer testing services we offer to community-based pathologists are designed to be a natural extension of and complementary to the services that our pathologist clients perform within their own practices. Because fee-for-service pathologists derive a significant portion of their annual revenue from the interpretation of cancer biopsy specimens, they represent an important market segment to us. We believe our relationship as a non-competitive partner to the community-based pathologist empowers these pathologists to expand their testing breadth and provide a menu of services that matches or exceeds the level of service found in academic centers of excellence around the country.

We also believe that we can provide a competitive choice to those larger oncology practices that prefer to have a direct relationship with a laboratory for cancer genetic testing services. Our regionalized approach allows us strong interactions with clients and our innovative Genetic Pathology Solutions (“GPS”) report summarizes all relevant case data on one summary report.

Competitive Strengths

Turnaround Times

At NeoGenomics, we strive to provide industry leading turnaround times to our clients nationwide and to provide information so that physicians can provide their patients with the correct treatment as soon as possible.

We believe  our average 4-5 day turn-around time for our cytogenetics testing services and our average 3-4 day turn-around time for FISH testing services continue to be industry-leading benchmarks for national laboratories.  The consistent timeliness of results is a competitive strength in cytogenetics and FISH testing and a driver of additional testing requests by our referring physicians.  Quick turn-around times for cytogenetics and FISH tests allow for the performance of other tests to augment or confirm results and improve patient care.  Without rapid turnaround times, there is an increased chance that the test results will not be returned within an acceptable diagnostic window when other adjunctive diagnostic test results are required.  We believe our turn-around times result in our referring physicians requesting more of our testing services and give us a significant competitive advantage in marketing our services against those of other competing laboratories.

National Direct Sales Force

NeoGenomics has assembled a strong direct sales force.  Our sales representatives (“Territory Business Managers”) are organized into four regions (Northeast, Southeast, Central and West).  These sales representatives are trained extensively in cancer genetic testing and consultative selling skills.  As of March 24, 2010, we had 24 Territory Business Managers and four Regional Managers.

Strategic Supply Agreement with Abbott Molecular

In July 2009, we entered into a Strategic Supply Agreement with Abbott Molecular, Inc, a wholly-owned subsidiary of Abbott Laboratories.  Under the terms of this agreement, NeoGenomics has the rights to develop and exclusively launch three laboratory developed tests (LDTs) based on intellectual property developed and/or licensed by Abbott.  We launched the first of these tests in February 2010, a FISH test for the diagnosis of melanoma, and expect to launch the second test in early 2011 and the third in 2012.  In conjunction with the Strategic Supply Agreement, Abbott Laboratories purchased a 9.6% stake in NeoGenomics.

New FISH Test for Melanoma

In February 2010, we launched the first of the three tests developed pursuant to the Strategic Supply Agreement with Abbott under the trade name MelanoSITE™.   MelanoSITE™ is a four probe FISH test that can be used as a diagnostic aid to traditional histopathologic evaluation in diagnosing melanoma.   In conjunction with histopathology, the MelanoSITE™ test can help improve classification of melanocytic neoplasms with conflicting morphologic criteria and help insure proper follow-up.  Differential diagnosis of moderate to severely atypical nevi versus true melanoma is one of the most challenging areas in dermatopathology.  While most melanomas can be readily distinguished from nevi on histopathologic examination, we estimate there are about 5% of cases that are ambiguous and show conflicting morphologic criteria.  Diagnostic ambiguity has significant adverse consequences for patients and the healthcare system at large.  Failure to recognize melanoma is potentially fatal, but labeling a benign lesion as malignant can lead to unwarranted wide re-excisions, sentinel lymph node biopsies, adjuvant toxic therapeutic interventions and the emotional strain of facing a diagnosis of cancer.  Considering the large number of biopsies done in the U.S. to either confirm or rule out melanoma, diagnostic uncertainty of this scale represents a significant challenge to the U.S. healthcare system.  We believe the MelanoSITE™ test will help address this diagnostic uncertainty and help to reduce the medical costs associated with melanoma by providing a more accurate diagnosis.

The performance characteristics of the MelanoSITE™ test were established in a multicenter validation study involving over 500 cases, which resulted in a sensitivity (a measure of true positives and false negatives) of 77% and a specificity (a measure of true negatives and false positives) of 97%.  Importantly, based on our study, the MelanoSITE™ test has a negative predictive value (NPV) of over 98%.  This means that dermatopathologists and dermatologists can be confident that a patient with a negative test result has a very low likelihood of having melanoma.  Therefore, the clinician may not need to perform a wide re-excision of the lesion, potentially scarring a patient for life, and may not need to perform a sentinel lymph node biopsy which can potentially lead to further complications such as lymphedema.  We expect the marketing and selling of the MelanoSITE™ test to be a major focus of the Company during 2010.

Client Care

NeoGenomics Customer Care Specialists (“CCS”) are organized by region into territories that service not only our external clients, but also work very closely with and support our sales team.  A client receives personalized assistance when dealing with their dedicated CCS because each CCS understands their clients’ specific needs.  CCS’s handle everything from arranging specimen pickup to delivering the results to fulfill NeoGenomics’ objective of delivering exceptional services to our clients.

Geographic Locations

In 2009, we continued an aggressive campaign to regionalize our laboratory operations around the country to be closer to our clients.  Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on one or both coasts to service the needs of their customers around the country.  We believe that our clients and prospects desire to do business with a laboratory with national breadth and a local presence.  NeoGenomics’ has four facilities.  The Chatsworth California location is a small office laboratory for our pathologists. and we have three main laboratory locations in Fort Myers, Florida; Irvine California; and Nashville Tennessee and all facilities have the appropriate state licenses and Clinical Laboratory Improvement Act, as amended (“CLIA”), and College of American Pathologists (“CAP”) accreditations and are currently receiving specimens.  As situations dictate and opportunities arise, we will continue to develop and open new laboratories, linked together by our optimized Laboratory Information System (“LIS”), to better meet the regionalized needs of our clients.

Laboratory Information System

NeoGenomics has what we believe is a state of the art LIS that interconnects our locations and provides flexible reporting options to clients.  This system allows us to deliver uniform test results throughout our network, regardless of where the lab that performs any specific test is located.  This allows us to move specimens between locations to better balance our workload.  Our LIS also allows us to offer highly specialized services to certain sub-segments of our client base.  For instance, our tech-only NeoFISHTM and NeoFLOWTM applications allow our community-based pathologist clients to tailor individual reports to their own customizable report templates.  This feature has been well-received by our tech-only clients.

Scientific Pipeline

The field of cancer genetics is rapidly evolving, and we are committed to developing and offering new tests to meet the needs of the market place based on the latest scientific discoveries.  During 2009, in addition to the validation work performed for our exclusive Melanoma FISH test, the Company made significant strides in developing the capability to perform molecular diagnostic testing in-house.  We believe that by adding additional types of tests to our product offering, we will be able to increase our testing volumes through our existing client base as well as more easily attract new clients via the ability to package our testing services more appropriately to the needs of the market.  We expect to launch at least five new molecular tests in fiscal year 2010.

Competition

We operate in segments of the medical testing laboratory industry that are highly competitive.  Competitive factors in the genetic and molecular testing business generally include the reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting,  medical staff, timeliness of delivery of completed reports (i.e. turnaround times) and post-reporting follow-up for clients.

Our competitors in the United States are numerous and include major medical testing laboratories.  Many of these competitors have greater financial resources and production capabilities.  These companies may succeed in developing service offerings that are more effective than any that we have or may develop, and may also prove to be more successful than we are in marketing such services. In addition, technological advances or different approaches developed by one or more of our competitors may render our products obsolete, less effective or uneconomical.

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

We intend to continue to gain market share by offering industry-leading turnaround times, a broad service menu, high-quality test reports, bringing new tests to market, and enhanced post-test consultation services through our direct sales force.  In addition, we have a fully integrated and interactive internet-enabled LIS that enables us to report real time results to clients in a secure environment.

Global Products

We offer a full set of global services to meet the needs of our clients to improve patient care.  In our global service offerings, our lab performs the technical component of tests, and our M.D.s and Ph.D.’s interpret the test results for our clients (known as the professional component).  This product line provides a comprehensive testing service to those clients who are not credentialed and trained in interpreting genetic and molecular tests.  Global products also allow NeoGenomics to derive a higher level of reimbursement than would otherwise be possible with a tech-only test. This product also services the needs of physicians who are looking for ways to save their time.

We increased our professional level staffing for global requisitions requiring interpretation.  Importantly, in April 2008 we recruited two well-known hematopathologists to NeoGenomics at our Irvine, California laboratory location, enabling this west coast facility to become the mirror image of our main facility in Fort Myers, Florida.  We currently employ four full-time MDs as our medical directors and pathologists, two PhDs as our scientific directors and cytogeneticists, and one part-time MD acting as a consultant and backup pathologist for case sign out purposes.  We have plans to hire several more pathologists in 2010 as our product mix continues to expand beyond tech-only services and more sales emphasis is focused on our ability to issue consolidated reporting with case interpretation under our Genetic Pathology Solutions (“GPS”) product line.

Tech-Only Products

In 2006, NeoGenomics launched what we believe was the first technical component only (“tech-only”) FISH product offering in the United States.  Tech-only products allow our community-based pathology clients that are properly trained and credentialed to provide services to clinicians based on established and trusted relationships. These pathologist clients perform the professional interpretation of results themselves and bill for such work under the physician fee schedule.  For tech-only FISH, NeoGenomics performs the technical component of the test (specimen set-up, staining, sorting and categorization of cells, chromosomes, genes or DNA, etc) and the pathology client performs the professional component.  This allows NeoGenomics to partner with its pathology clients and provides for close collaboration in meeting market needs.  Prior to the advent of tech-only products, pathologists who did not have a genetic lab would have had to send all of the work out to a reference lab.  Utilizing NeoFISHTM, pathologist clients are empowered to extend the outreach efforts of their practices and exert a high level of involvement in the delivery of high quality patient care.

NeoFLOWTM tech-only flow cytometry was launched as a companion service to NeoFISHTM in late 2007.    We believe the NeoFLOWTM service offering will continue to be a key growth driver for the Company in 2010.  Moreover, the combination of NeoFLOWTM and NeoFISHTM strengthens and differentiates NeoGenomics and allows us to compete more favorably against larger, more entrenched competitors in our testing niche.

Sales and Marketing

We continue to grow our testing volumes and revenue due to our expanding field sales footprint.  As of March 24, 2010, NeoGenomics’ sales and marketing team totaled 35 individuals, including 24 Territory Business Managers (sales representatives), one Account Service Managers, four Regional Managers and six marketing and management professionals.  During 2009, we made significant investments in sales and marketing personnel and we expect to realize the positive effects of those investments in 2010.

           As a result of our expanding sales force, we experienced 47% year-over-year revenue growth to $29.5 million in 2009 from $20.0 million in 2008.  Our average revenue/requisition increased 15% to $931 in 2009 from $808 in 2008 due to a higher mix on global products with interpretation and an increase of higher revenue flow cytometry testing as a percentage of our total revenue.

	FY 2009	FY 2008	% Increase

Client Requisitions Received (Cases)	31,638	24,780	28%
Number of Tests Performed	45,675	32,539	40%
Average Number of Tests/Requisition	1.44	1.31	10%

Total Testing Revenue	$29,469,000	$20,015,000	47%
Average Revenue/Requisition	$931	$808	15%
Average Revenue/Test	$645	$615	5%

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

Seasonality

The majority of our testing volume is dependent on patients being treated by hematology/oncology professionals and other healthcare providers. The volume of our testing services generally declines during the summer vacation season, year-end holiday periods and other major holidays, particularly when those holidays fall during the middle of the week. In addition, the volume of our testing tends to decline due to adverse weather conditions, such as excessively hot or cold spells, heavy snow, hurricanes or tornados in certain regions, consequently reducing revenues and cash flows in any affected period. Therefore, comparison of the results of successive periods may not accurately reflect trends for future periods.

Distribution Methods

The Company currently performs the vast majority of its testing services at each of its three main clinical laboratory locations: Fort Myers, Florida, Nashville, Tennessee and Irvine, California, and then produces a report for the requesting physician.  We also have a facility for our California medical staff in Chatsworth, California.  Services performed in-house include cytogenetics, FISH, flow cytometry, morphology, immunohistochemistry, and some molecular testing.  The Company currently outsources approximately half of its molecular testing to third parties, but expects to validate and perform the majority of this testing in-house during 2010 to better meet client demand and quality requirements.

Suppliers

The Company orders its laboratory and research supplies from large national laboratory supply companies such as Abbott Laboratories, Fisher Scientific, Invitrogen, Cardinal Health, Ventana and Beckman Coulter.  Other than as discussed below, we do not believe any disruption from any one of these suppliers would have a material effect on our business.  The Company orders the majority of its FISH probes from Abbott Laboratories and as a result of their dominance of that marketplace and the absence of any competitive alternatives, if there was a disruption in the supply of these probes, and we did not have inventory available, it could have a material effect on our business.  This risk cannot be completely offset due to the fact that Abbott Laboratories has patent protection which limits other vendors from supplying these probes.

Dependence on Major Clients

We currently market our services to pathologists, oncologists, urologists, hospitals and other clinical laboratories.  During 2009, we performed 45,675 individual tests.  Ongoing sales efforts have decreased dependence on any given source of revenue.  Notwithstanding this fact, one key client accounts for a disproportionately large case volume and revenue total.  For the years ended December 31, 2009 and 2008, one client with multiple locations accounted for 10% and 22% respectively, of total revenue.  As a result of this one customer bringing certain tests in-house, this client represented less than 5% of our fourth quarter 2009 revenue.  All others were less than 5% of total revenue individually.

Payor Mix

In 2009, approximately 49% of our revenue was derived from Medicare claims, 26% from commercial insurance companies, 24% from clients such as hospitals and other reference laboratories, and 1% from all others including patients.  As of December 31, 2008, Medicare and one commercial insurance provider accounted for 28% and 9% of the Company’s total accounts receivable balance, respectively.  There is no other significant concentration in our payor mix.

Trademarks

The “NeoGenomics” name and logo has been trademarked with the United States Patent and Trademark Office. We have also trademarked the brand names MelanoSITE and  DermFISH related to our melanoma FISH test.

Number of Employees

As of December 31, 2009, we had 166 full-time equivalent employees.  In addition, eight other individuals, including three pathologists and a Ph.D. cytogenetics director, serve as consultants to the Company on a regular basis.  On December 31, 2008, we had 114 full-time equivalent employees and six consultants serving on a regular basis. Our employees are not represented by any union and we believe our employee relations are good.

Government Regulation

The laboratory business is subject to extensive governmental regulation at the federal, state and local levels.  The laboratories are required to be licensed by the states, certified by the federal government to participate in the Medicare and Medicaid programs, and are subject to extensive requirements as a condition of participation in various governmental health benefits programs.  The failure to comply with any of the applicable federal and state laws, regulations, and reimbursement guidelines could have a material adverse effect on the Company’s business.  The applicable laws and regulations, and the interpretations of them, change frequently and there can be no assurance that the Company will not be subject to audit, inquiry, or investigation with respect to some aspect of its operations.  Some of the federal and state laws and regulations are described below under "Clinical Laboratory Operations," "Anti-Fraud and Abuse Laws," “The False Claims Act,” "Confidentiality of Health Information," and "Food and Drug Administration".

Clinical Laboratory Operations

Licensure and Accreditation

The Company operates clinical laboratories in Fort Myers, Florida, Nashville, Tennessee, Irvine, California and Chatsworth, California. The Chatsworth California location is a small office laboratory for our pathologists. The laboratories are licensed as required by the states in which they are located.  In addition, the laboratory in Tennessee is licensed by the State of New York as it accepts clinical specimens obtained in New York.  All of the NeoGenomics laboratories are certified in accordance with the Clinical Laboratories Improvement Act, as amended (“CLIA”).  Under CLIA, the U.S. Department of Health and Human Services (“HHS”) establishes quality standards for each category of testing performed by the laboratory.  The categories of testing include waived, moderate complexity, and high complexity. NeoGenomics’ laboratories are categorized as high complexity.  The NeoGenomics’ laboratories are also accredited by the College of American Pathologists (“CAP”) and actively participate in CAP’s proficiency testing programs for all tests offered by the Company. Proficiency testing programs require the participating laboratories to test specimens that they receive from the testing entity and return the results. The testing entity, conducting an approved program, analyzes the results returned and provides to the Company a quality control report assessing the results.  An important component of a quality assurance program is to establish whether the laboratory’s test results are accurate and valid.

The federal and state certification and licensure programs establish standards for the operation of clinical laboratories, including, but not limited to, qualifications of personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal and state regulatory agencies and accrediting organizations.  The Company’s Quality Assurance team, which is comprised of representatives of all departments of the Company, also conducts routine internal surveys and requires corrective actions in response to the findings.

Quality of Care

Our mission is to improve patient care through quality cancer genetic diagnostic services. By delivering exceptional service and innovative solutions, we aspire to become America’s premier cancer testing laboratory.  The quality of care provided to clients and their patients is of paramount importance to us.  We maintain strong quality control processes, including standard operating procedures, controls, performance measurement and reporting mechanisms.  Our employees are committed to providing accurate, reliable, and consistent services at all times.  Any concerns regarding the quality of testing or services provided by the Company are immediately communicated to Company management and, if necessary, the Compliance Department or Human Resources Department.

Compliance Program

The health care industry is highly regulated and scrutinized with respect to fraud, abusive billing practices, and improper financial relationships between health care companies and their referral sources.  The Office of the Inspector General of HHS (the “OIG”) has published compliance guidance, including the Compliance Program Guidance for Clinical Laboratories in August of 1998, and advisory opinions.  The Company has implemented a Compliance Program that is overseen by the senior management of the Company.  Its objective is to ensure compliance with the myriad federal and state laws, regulations and governmental guidance applicable to our business.  Our program consists of training/education of employees and monitoring and auditing Company practices. The Board of Directors has formed a Compliance Committee which meets regularly to discuss all compliance-related issues that may affect the Company. The Company continuously reviews its policies and procedures as new regulations and interpretations come to light to comply with applicable regulations.

Hotline

As part of its Compliance Program, the Company provides a hotline for employees who wish to anonymously or confidentially report suspected violations of our codes of conduct, policies/procedures, or laws and regulations. Employees are strongly encouraged to report any suspected violation if they do not feel the problem can be appropriately addressed through the normal chain of command. The hotline does not replace other resources available to Employees, including supervisors, managers and human resources staff, but is an alternate channel available 24 hours a day, 365 days a year. The hotline forwards all reports to the Compliance Officer who is responsible for investigating, reporting to the Compliance Committee, and documenting the disposition of each report. The hotline forwards any calls pertaining to the financial statements or financial issues to the Chair of the Audit Committee. The Company does not allow any retaliation against an employee who reports a compliance related issue.

Anti-Fraud and Abuse Laws

The federal laws governing Medicare, Medicaid, and other federal health benefits, as well as other state and federal laws, regulate certain aspects of the relationships between health care providers, including clinical laboratories, and their referral sources, including physicians, hospitals, other laboratories, and other entities. The federal anti-kickback laws, referred to as the Medicare and Medicaid Anti-Fraud and Abuse Amendments to the Social Security Act (the “Anti-Kickback Statute”), prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce: (i) the referral of an individual for a service for which payment may be made by Medicare and Medicaid or other federal health benefit programs; or (ii) the purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by Medicare, Medicaid or other federal health benefit programs.  Violations of federal anti-kickback laws and regulations are punishable as a felony, by civil money penalties, and exclusion from participation in Medicare, Medicaid and other federal health benefit programs.  Most states have similar laws with both criminal and civil penalties.

Because of the broad proscriptions of the Anti-Kickback Statute, subsequent federal law required the HHS to publish regulations to guide the health care community in structuring relationships that would not violate the law.  The OIG published regulations outlining certain categories of relationships between health care providers and persons or entities that may have a referral relationship that would be deemed not to violate the Anti-Kickback Statute.  These regulations are known as the Safe Harbor Regulations (the “Safe Harbor Regulations”) because persons who enter into transactions that comply with all of the criteria for an applicable safe harbor will not be subject to prosecution under the Anti-Kickback Statute. The Safe Harbor Regulations are narrowly drafted to avoid inadvertently immunizing prohibited conduct. A relationship or transaction that does not meet all of the criteria of an applicable Safe Harbor Regulation is not deemed to be illegal. Rather it may be subject to additional scrutiny. The Company endeavors to comply with the Safe Harbor Regulations, but there can be no assurance that the Company would not be subject to investigation and, if investigated, that relationships could be found not to comply with the Safe Harbor Regulations.

Medicare Payment Guidelines

The Company has various billing arrangements with its clients and with third party payors, including the Medicare program. The Company may perform the entire test and render a professional interpretation in which case the Company would bill globally, for both the technical and professional components, either directly to the payor or to the client.  Alternatively, the Company may perform the technical component of the test only and either bill the payor directly or bill the client.  Client billing arrangements are priced competitively at fair market value.  These client billing arrangements may implicate the prohibition of the Medicare program against charging the Medicare or Medicaid programs fees substantially in excess of the Company’s usual and customary charges.  These billing arrangements may also implicate the federal Stark Law and the federal and state anti-kickback statutes.

Federal law authorizes the Secretary of HHS to suspend or exclude providers from participation in the Medicare and Medicaid programs if they charge Medicare or state Medicaid programs fees "substantially in excess" of their "usual charges."  The OIG has stated in commentary to various final and proposed regulations its position that this statute has limited applicability to the current Medicare reimbursement system which either mandates prospective payment or provides for services to be reimbursed based on a fee schedule.  The OIG indicated, in the Federal Register of September 2, 1998, that it would expect the statutory authority to exclude providers based on a determination that their fees were substantially in excess of their usual charges would “have declining relevance within the Medicare reimbursement system.”  However, in the Federal Register of September 15, 2003, the OIG requested, in a Notice of Proposed Rule-Making, comments as to whether any services reimbursed under the physician fee schedule should be subject to these regulations.  The OIG further stated that “[w]e note that ancillary services, such as laboratory tests and drugs, would remain subject to these regulations, even when furnished by physicians” [F.R., Vol. 68, No. 178, September 15, 2003 at 53940]

In several Advisory Opinions, the OIG has provided additional guidance regarding the possible application of this law, as well as the applicability of the anti-kickback laws to pricing arrangements. The OIG concluded in an Advisory Opinion issued in 1999 [OIG Advisory Opinion No. 99-13] that an arrangement under which a laboratory offered substantial discounts to physicians for laboratory tests billed directly to the physicians could potentially trigger the "substantially in excess" provision and might violate the anti-kickback law, because the discounts could be viewed as being provided to the physician in exchange for the physician's referral to the laboratory of non-discounted Medicare business, unless the discounts could otherwise be justified.

The Centers for Medicare and Medicaid Services promulgated, in 2008, a revision to the regulation that prohibits the mark up of purchased diagnostic services [42 C.F.R. §414.50] (the “Anti-Markup Rule”).  The Anti-Markup Rule prohibits a physician or other supplier from billing for the technical or professional component of a diagnostic test that was ordered by the physician or supplier and was performed by a physician who does not share a practice with the billing physician or supplier an amount greater than the lesser of: (i) the performing supplier’s net charge to the billing physician; (ii) the billing physician’s actual charge; or (iii) the fee schedule amount for the test that would be allowed if the performing supplier billed directly.  There has been considerable commentary and the regulation has been amended to attempt to clarify the regulation.

In light of the various federal regulations and guidance from the OIG, the Company endeavors to price its products competitively while endeavoring to meet applicable statutes and regulations.

Physician Self Referral Laws

The federal law referred to as the "Stark Law”, named after Rep. Fortney “Pete” Stark, prohibits physicians who have a financial relationship with an entity from referring Medicare and Medicaid patients to that entity for the provision of designated health services unless the transaction meets an exception to the law.  The Company is subject to the Stark law in that laboratory services are classified as a designated health service.  The prohibited financial relationships include investment and compensation arrangements.

Some states in which the Company is engaged have enacted similar physician self-referral laws. For example, the Florida Patient Self-Referral Act of 1992, as amended, (the “Act”) is similar to the Stark law, but is narrower in some respects and broader in others. Clinical laboratory services are similarly classified as a designated health service in the Act. But, the Act applies to investment interests, and, unlike the Stark Law, does not address compensation arrangements. The penalties for a violation of the Act include forfeiture of all payments received, civil money penalties, and disciplinary action by the applicable licensing board.

The Stark Law is a per se statute in that intent to violate the statute, unlike the Anti-Kickback Statute, is immaterial.  A violation of the Stark Law renders any reimbursements improper and requires the provider to forfeit any funds received in violation of the Stark Law, and exposes the parties to civil and criminal penalties. The Company endeavors to structure its financial relationships in compliance with the Stark Law and with similar state physician self-referral laws.

The False Claims Act

The Federal False Claims Act prohibits any person or entity from knowingly presenting, or causing to be presented, to the U.S. government, or to a Medicare program contractor, a false or fraudulent claim for payment, or knowingly making or using a false record or statement to have a false claim paid by the government, or conspiring to defraud the U.S. government, or knowingly making or using a false statement to conceal and obligation to pay the government.  A violation of the Federal False Claims Act is punishable by a civil penalty of $5,500 to $11,000 plus three times the amount of damages.  Private parties may bring an action on behalf of the U.S. Government by filing a qui tam case.  The private party, called a relator, is entitled to a share of the proceeds from any recovery or settlement.  As most qui tam cases are filed by current or former employees, an effective compliance program plays a crucial role in reducing the Company’s exposure to liability.  It is also a criminal offense, under Title 18 U.S. Code, Section 287, for a person or entity to make a claim against the United States or any department or agency, knowing the claim to be false, fictitious or fraudulent.  The penalty is imprisonment of not more than five years. The Federal False Claims Act has been an effective enforcement tool for the federal government. Many states have enacted similar false claims acts as well.

The Company seeks to structure its arrangements with physicians and other clients to be in compliance with the Anti-Kickback Statute, Stark Law, state laws, and the Federal False Claims Act and to stay abreast of current developments and changes in the law and regulations.  However, these laws and regulations are complex and subject to interpretation.  Consequently, we are unable to ascertain with certainty that any of our transactions will not be subject to scrutiny and, if scrutinized, will not result in sanctions or penalties.  The Company has taken and will continue to take actions to endeavor to ensure compliance with the myriad federal and state laws that govern our business.

Confidentiality and Security of Personal Health Information

The Health Insurance Portability and Accountability Act of 1996, as amended ("HIPAA") contains provisions that protect individually identifiable health information from unauthorized use or disclosure by covered entities and their business associates. The Office of Civil Rights of HHS, the agency responsible for enforcing HIPAA, has published regulations to address the privacy (the “Privacy Rule”) and security (the “Security Rule”) of protected health information (“PHI”).  The Company is a covered entity and has adopted policies and procedures to comply with the Privacy Rule and the Security Rule. The health care facilities and providers that refer specimens to the Company are also bound by HIPAA.

HIPAA also required that all providers who transmit claims for health care goods or services electronically utilize standard transaction and data sets and to standardize national provider identification codes. The Company has taken necessary steps to comply with HIPAA regulations, utilizes standard transaction data sets, and has obtained and implemented national provider identifiers, or NPIs, as the standard unique health identifier in filing and processing health care claims and other transactions.

The American Recovery and Reinvestment Act (“ARRA”) recently enacted the HITECH Act which extends the scope of HIPAA to permit enforcement against business associates for a violation, establishes new requirements to notify the Office of Civil Rights of HHS of a breach of HIPAA, and allows the Attorneys General of the states to bring actions to enforce violations of HIPAA.  Rules implementing various aspects of HIPAA are continuing to be developed.

In addition to the HIPAA Privacy Rule and Security Rule described above, the Company is subject to state laws regarding the handling and disclosure of patient records and patient health information. These laws vary widely. Penalties for violation include sanctions against a laboratory's licensure as well as civil or criminal penalties.  Additionally, private individuals may have a right of action against the Company for a violation of a state’s privacy laws.  We believe we are in material compliance with current state laws regarding the confidentiality of health information and will continue to monitor and comply with new or changing state laws.

The Fair and Accurate Credit Transactions Act of 2003, enacted on Dec. 4, 2003, directed the Federal Trade Commission to implement regulations to protect consumers against identity theft.  The Federal Trade Commission issued what are referred to as the “Red Flag Rules”, but the effective date for enforcement has been delayed several times. The Red Flag Rules are now subject to enforcement as of June 1, 2010. Health care providers who act as a “creditor” to any of its patients with respect to a “covered account” are required to implement an identity theft protection program to safeguard patient information.  A creditor includes any entity that regularly extends, renews or continues credit or which defers payment for goods or services. Since the Company routinely extends credit by billing for its services after such services are provided, the Company meets the definition of a “creditor” under the Red Flag Rules. Accordingly, the Company has developed a written program designed to identify and detect the relevant warning signs – or “red flags” – of identity theft and establish appropriate responses to prevent and mitigate identity theft in order to comply with the Red Flag Rules. We are also developing a plan to update the program, and the program will be managed by senior management staff under the policy direction of our Board of Directors. The Company intends to take such steps as necessary to determine the extent to which it may be covered by the Red Flag Rule and take such steps as necessary to comply.

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

We May Incur Greater Costs Than Anticipated, Which Could Result In Sustained Losses

We used reasonable efforts to assess and predict the expenses necessary to pursue our business plan. However, implementing our business plan may require more employees, capital equipment, supplies or other expenditure items than management has predicted.  Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than we estimate, which could result in ongoing and sustained losses.

We Rely On A Limited Number Of Third Parties For Manufacture And Supply Of Certain Of Our Critical Laboratory Instruments And Materials, And We May Not Be Able To Find Replacement Suppliers Or Manufacturers In A Timely Manner In The Event Of Any Disruption, Which Could Adversely Affect Our Business.

We rely on third parties for the manufacture and supply of some of our critical laboratory instruments, equipment and materials that we need to perform our specialized diagnostic services, and rely on a limited number of suppliers for certain laboratory materials and some of the laboratory equipment with which we perform our diagnostic services. Generally, we do not have long-term contracts with our suppliers and manufacturers that commit them to supply equipment and materials to us. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the ability of our suppliers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing. If any of our third party suppliers or manufacturers were to become unwilling or unable to provide this equipment or these materials in required quantities or on our required timelines, we would need to identify and acquire acceptable replacement sources on a timely basis. While we have developed alternate sourcing strategies for most of the equipment and materials we use, we cannot be certain that these strategies will be effective and even if we were to identify other suppliers and manufacturers for the equipment and materials we need to perform our specialized diagnostic services, there can be no assurance that we will be able to enter into agreements with such suppliers and manufacturers or otherwise obtain such items on a timely basis or on acceptable terms, if at all. In addition, some of the reagents we use to perform certain FISH tests are covered by a patent and thus are only available from one supplier.  If we encounter delays or difficulties in securing necessary laboratory equipment or materials, including consumables, we would face an interruption in our ability to perform our specialized diagnostic services and experience other disruptions that would adversely affect our business, results of operations and financial condition.

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

We May Fail To Protect Our Facilities, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

The Company’s operations are dependent in part upon its ability to protect its laboratory operations against physical damage from fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events.  The Company does not presently have an emergency back-up generator in place at its Nashville, Tennessee or Irvine and Chatsworth, California laboratory locations that can mitigate to some extent the effects of a prolonged power outage.  The occurrence of any of these events could result in interruptions, delays or cessations in service to clients, which could have a material adverse effect on our business, results of operations and financial condition.

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

On February 1, 2008, we entered in a revolving credit facility with CapitalSource Finance, LLC (“CapitalSource”), which allows us to borrow up to $3,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days.  As of December 31, 2009, we had cash and cash equivalents of approximately $1,630,000, restricted cash of $1,000,000 and we had approximately $2,447,000 of availability under this credit facility.  If we were unable to obtain sufficient working capital financing from CapitalSource or sell enough of our products, we would need to secure other sources of funding, including possibly equity financing, in order to satisfy our working capital needs.  This line expires on January 31, 2011, and we have the risk that it may not be renewed or a suitable replacement found.  The CapitalSource credit facility line has financial covenants which are measured on a monthly basis and which must continue to be met by the Company.  We failed to meet our fixed charge coverage ratio for the test periods ended January 31, 2010 and February 28, 2010 and received a waiver on March 26, 2010.  In the event that we do not continue to meet the requirements by such financial covenants or we otherwise default on the terms of the CapitalSource credit facility and we are unable to obtain a waiver of such default or obtain Capital Source’s agreement to amend the facility, there is a risk that Capital Source could stop lending under the facility and demand that all amounts outstanding under the facility be paid immediately by the Company.

On November 5, 2008, the Company and Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”), entered into a Common Stock Purchase Agreement (the “Purchase Agreement”).  We only have the right to receive $50,000 every four business days under the Purchase Agreement unless our stock price equals or exceeds $0.75, in which case we can sell greater amounts  to Fusion Capital as the price of our common stock increases.  Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.45.  Since we registered 3,000,000 shares for sale under the Purchase Agreement by Fusion Capital pursuant to a registration statement on Form S-1 filed on November 28, 2008, the selling price of our common stock to Fusion Capital will have to average at least $2.67 per share for us to receive the maximum proceeds of $8.0 million.  Assuming a purchase price of $1.50 per share (the closing sale price of the common stock on December 31, 2009) and the purchase by Fusion Capital of the full 3,000,000 shares under the Purchase Agreement, proceeds to us would only be $4,500,000 unless we choose to register more than 3,000,000 shares, which we have the right, but not the obligation, to do.  Subject to approval by our board of directors, we have the right but not the obligation to sell more than 3,000,000 shares to Fusion Capital.  In the event we elect to sell more than 3,000,000 shares to Fusion Capital, we will be required to file a new registration statement and have it declared effective by the U.S. Securities and Exchange Commission.

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  Specifically, Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any business days that the market price of our common stock is less than $0.45.  If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs.

Even if we are able to access the full $3.0 million from CapitalSource and the full $8.0 million under the Purchase Agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, there could be a material adverse effect on our business, operating results, financial condition and prospects.

Proposed Government Regulation Of Laboratory Developed Tests (“LDT’s”) May Result In Delays To Certain Laboratory Tests and Increase Our Costs To Implement New Tests

We frequently develop testing procedures to provide diagnostic results to tests that are not available using Federal Drug Administration (“FDA”) approved methods.  The FDA has been considering changes to the way that laboratories are allowed to offer these LDT’s.  Currently all such tests are conducted and offered under approval by CLIA and individual state licensing procedures: the FDA is considering requiring FDA approval on a portion of those currently offered non-FDA approved tests.  There are currently no formal definitions, procedures or FDA processes on how such approvals would be handled but there is a risk that this could delay the offering of certain tests and result in additional validation costs to us.

Steps Taken By Government Payors, Such As Medicare And Medicaid To Control The Utilization and Reimbursement Of Healthcare Services, Including Esoteric Testing May Diminish Our Net Revenue

We face efforts by government payers to reduce utilization as well as reimbursement for laboratory testing services.

From time to time, Congress has legislated formulas adverse to sustainable payment rates, and has reduced, delayed, or modified updates to the Medicare Physician Fee Schedule. The Physician Fee Schedule assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The Physician Fee Schedule is subject to adjustment on an annual basis. The formula used to calculate the fee schedule conversion factor, known as the Sustainable Growth Rate, would have resulted in significant decreases in payment for most physician services for each year since 2003. However, since that time Congress has intervened repeatedly to prevent these payment reductions, and the conversion factor has been increased or frozen for the subsequent year. Decreases in payment will occur in future years unless Congress acts to change the formula used to calculate the fee schedule or continues to legislate modifications to the Sustainable Growth Rate each year. In late 2008, Congress acted to provide a 1.1% increase in physician fee schedule payments in 2009. The calendar year 2010 update to the conversion factor for the physician fee schedule, based on the statutory formula, is a payment reduction of 21.2%. To temporarily prevent this reduction to the physician fee schedule, an extension of the 2009 conversion factor through February 28, 2010 was included in legislation enacted on December 19, 2009. However, legislation was enacted in early March of 2010 to delay the implementation of the reduction until September 30, 2010.  In the event that the reduction in the Medicare physician fee schedule is not further modified prospectively, either by statutory intervention or by modifying the formula to determine the physician fee schedule, the Company could face a material reduction in the Medicare reimbursements it receives for certain of its laboratory tests. Reductions in the Medicare physician fee schedule could have a material adverse effect on our business, operating results, financial condition and prospects.

In addition, certain other legislation expired on December 31, 2009 which grandfathered the implementation of new reimbursement procedures for the technical component of Medicare tests performed for certain hospital clients (known as the “TC Grandfather” legislation).  As a result of the expiration of the TC Grandfather legislation, reference labs like the Company could no longer bill Medicare directly for the technical component of laboratory tests for grandfathered hospitals.  However the recently enacted Patient Protection and Affordable Care Act, HR 3590, extended the TC Grandfather provision through December 31, 2010.  In the event that the TC Grandfather legislation is not further extended, Company would be required to bill the hospitals ordering such services for the technical component of those tests the Company previously billed to Medicare.  In such case, there can be no assurance that the hospital clients of the Company will contract to pay for such tests or will continue to order such tests from the Company in the same volumes as they have been historically, which could have a material adverse effect on our business, operating results, financial condition and prospects.

CMS adopts policies, from time to time, limiting or excluding coverage for certain of the tests that we perform.  Many state governments are under budget pressures and are also considering reductions to their Medicaid fees.  Further, Medicare can perform audits for overutilization of billed services.  Even though all tests performed by us are ordered by our clients, who establish the medical necessity for the tests, we may be subject to recoupment of payments, as the recipient of Medicare payments for such tests, in the event that CMS determines that the tests failed to meet all applicable criteria for payment.  When CMS revises its coverage policies, our costs increase due to the complexity and additional administrative requirements. Furthermore, Medicaid reimbursement and regulations vary by state, and we are subject to varying administrative and billing regulations, which affect the complexity of servicing such programs and our administrative costs.

During the last several years, the federal government has sponsored programs to expand the number of Medicare beneficiaries participating in managed care programs, called “Medicare Advantage” programs, and has encouraged such beneficiaries to switch from the traditional fee for service Medicare program to Medicare Advantage programs. There has been rapid growth of health insurance and managed care plans offering Medicare Advantage programs and growth in beneficiary enrollment in these programs. Also in recent years, many states have increasingly mandated that Medicaid beneficiaries enroll in managed care arrangements. If these efforts continue to be successful, we may experience a further shift of traditional Medicare and Medicaid beneficiaries to managed care programs. As a result, the Company would be required to contract with those managed care programs. There can be no assurance that the managed care programs and the Company will enter into agreements at rates of payment similar to those the Company realizes from its non-managed care lines of business. Recently, state budget pressures have encouraged states to consider several courses that may impact our business, such as delaying payments, restricting coverage eligibility, service coverage restrictions and imposing taxes on our services.

We expect these initiatives to continue and, if they do, to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. These efforts, including changes in law or regulations that may occur in the future, may have a material adverse impact on our business, operating results, financial condition and prospects.

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

Of particular importance to our operations are federal and state laws prohibiting fraudulent billing and providing for the recovery of non-fraudulent overpayments.   A large number of laboratories have been forced by the federal and state governments, as well as by private payors, to enter into substantial settlements under these laws. In particular, if an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the federal False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could also result in substantial civil liability. A trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” or “qui tam” provisions to challenge the reimbursement practices of providers and suppliers. Those provisions allow a private individual to bring an action on behalf of the government alleging that the defendant has submitted a fraudulent claim for payment to the federal government. The government must decide whether to intervene in the lawsuit and whether to prosecute the case. If it declines to do so, the individual may pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. In addition, various states have enacted laws modeled after the federal False Claims Act.  Government investigations of clinical laboratories have been ongoing for a number of years and are expected to continue in the future.

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

Our Failure To Comply With Governmental Payor Regulations Could Result In Our Being Excluded From Participation In Medicare, Medicaid Or Other Governmental Payor Programs, Which Would Decrease Our Revenues And Adversely Affect Our Results Of Operations And Financial Condition

Billable tests which are reimbursable from Medicare and Medicaid accounted for approximately 49% and 47% of our revenues for the years ended December 31, 2009 and 2008, respectively. The Medicare program imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning funds already paid to us for services performed, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

Our Business Could Be Harmed By Future Interpretations Of Clinical Laboratory Mark-Up Prohibitions

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

Failure To Comply With The HIPAA Security And Privacy Regulations May Increase Our Operational Costs

The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of Protected Health Information, (“PHI”), by health plans and healthcare providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for services and health care operations activities; a patient's rights to access, amend and receive an accounting of certain disclosures of PHI; the content of notices of privacy practices for PHI; and administrative, technical and physical safeguards required of entities that use or receive PHI electronically.  We have implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy regulations establish a uniform federal "floor" and do not supersede state laws that may be more stringent. Therefore, we are required to comply with both federal privacy regulations and varying state privacy laws. The federal privacy regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

Changes In Regulations, Payor Policies Or Contracting Arrangements With Payors Or Changes In Other Laws, Regulations Or Policies May Adversely Affect Coverage Or Reimbursement For Our Specialized Diagnostic Services, Which May Decrease Our Revenues And Adversely Affect Our Results Of Operations And Financial Condition

Governmental payors, as well as private insurers and private payors, have implemented and will continue to implement measures to control the cost, utilization and delivery of healthcare services, including clinical laboratory and pathology services. Congress has considered, from time to time and has implemented changes to laws and regulations governing healthcare service providers, including specialized diagnostic service providers. These changes have adversely affected and may in the future adversely affect coverage for our services.  We also believe that healthcare professionals will not use our services if third party payors do not provide adequate coverage and reimbursement for them. These changes in federal, state, local and third party payor regulations or policies may decrease our revenues and adversely affect our results of operations and financial condition.   We will continue to be a non-contracting provider until such time as we enter into contracts with third party payors with whom we are not currently contracted.  Because a portion of our revenues is from third-party payors with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may adversely affect our results of operations, our credibility with financial analysts and investors, and our stock price.

We Are Subject To Security Risks Which Could Harm Our Operations

Despite the implementation of various security measures by us, our infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by our clients or others.  Computer viruses, break-ins or other security problems could lead to interruption, delays or cessation in service to our clients.  Further, such break-ins, whether electronic or physical could also potentially jeopardize the security of confidential information stored in our computer systems as it relates to clients and other parties connected through us, which may deter potential clients and give rise to uncertain liability to parties whose security or privacy has been infringed.  A significant security breach could result in loss of clients, damage to our reputation, direct damages, costs of repair and detection, and other expenses.  The occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations and financial condition.

We Must Hire And Retain Qualified Sales Representatives To Grow Our Sales

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

Performance Issues, Service Interruptions Or Price Increases By Our Shipping Carrier Could Adversely Affect Our Business, Results Of Operations And Financial Condition, And Harm Our Reputation And Ability To Provide Our Specialized Diagnostic Services On A Timely Basis

Expedited, reliable shipping is essential to our operations. One of our marketing strategies entails highlighting the reliability of our point-to-point transport of patient samples.  We rely heavily on a single carrier, FedEx Corporation, and also our local courier, for reliable and secure point-to-point transport of patient samples to our laboratory and enhanced tracking of these patient samples.  Should FedEx encounter delivery performance issues such as loss, damage or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions by delivery services we use would adversely affect our ability to receive and process patient samples on a timely basis. If FedEx or we were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient samples. There are only a few other providers of such nationwide transport services, and there can be no assurance that we will be able to enter into arrangements with such other providers on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our specialized diagnostic services. Even if we were to enter into an arrangement with such provider, there can be no assurance that they will provide the same level of quality in transport services currently provided to us by FedEx. If the new provider does not provide the required quality and reliable transport services, it could adversely affect our business, reputation, results of operations and financial condition.

We Use Biological And Hazardous Materials That Require Considerable Expertise And Expense For Handling, Storage Or Disposal And May Result In Claims Against Us

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

Our Ability To Comply With The Financial Covenants In Our Credit Agreements Depends Primarily On Our Ability To Generate Substantial Operating Cash Flow

Our ability to comply with the financial covenants under our credit agreement with CapitalSource will depend primarily on our success in generating substantial operating cash flow. Our credit agreement contains numerous financial and other restrictive covenants, including restrictions on purchasing and selling assets, paying dividends to our shareholders, and incurring additional indebtedness. Our failure to meet these covenants could result in a default and acceleration of repayment of the indebtedness under our credit facility. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. In such event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially our entire accounts receivable, to the extent permitted by our credit agreements and applicable law.

We Have Potential Conflicts Of Interest Relating To Our Related Party Transactions Which Could Harm Our Business

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

We Are Effectively Controlled By Existing Stockholders And Therefore Other Stockholders Will Not Be Able To Direct The Company

Effective voting control of the Company is held by a relatively small group of stockholders.  These stockholders effectively retain control of our Board of Directors and determine all of our corporate actions.  In addition, the Company and stockholders owning and/or having the right to vote 12,204,730 shares, or approximately 32.8% of the Company’s voting shares outstanding as of March 24, 2010, have executed a Shareholders’ Agreement that, among other provisions, gives Aspen Select Healthcare, LP (“Aspen”), our largest stockholder, the right to elect three out of the eight directors authorized for our Board and nominate one mutually acceptable independent director and Dr. Michael T. Dent, our founder, the right to nominate one director.  Accordingly, it is anticipated that Aspen and other parties to the Shareholders’ Agreement will continue to have the ability to effectively elect a controlling number of the members of our Board of Directors.  Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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

We May Become Involved In Securities Class Action Litigation That Could Divert Management's Attention And Harm Our Business

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

If We Are Not The Subject Of Securities Analyst Reports Or If Any Securities Analyst Downgrades Our Common Stock Or Our Sector, The Price Of Our Common Stock Could Be Negatively Affected

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

If Penny Stock Regulations Impose Restrictions On The Marketability Of Our Common Stock, The Ability Of Our Stockholders To Sell Shares Of Our Stock Could Be Impaired

The SEC has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Exceptions include equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Our common stock is currently trading at under $5.00 per share. Although we currently fall under one of the exceptions, if at a later time we fail to meet one of the exceptions, our common stock will be considered a penny stock.  Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements, among others, may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

None

ITEM 2.            DESCRIPTION OF PROPERTY

We operate a regional network of laboratories.    All our facilities are leased and we believe that they are sufficient to meet our needs for the foreseeable future and that, if needed, additional space will be available at a reasonable cost.  The following table summarizes our facilities by location:

Location	Purpose	Square footage
Fort Myers, Florida	Corporate headquarters and laboratory	25,700
Irvine, California	Laboratory	14,800
Chatsworth, California	Pathology Laboratory	1,200
Nashville, Tennessee	Laboratory	5,400

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.            (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “NGNM”.  Set forth below is a table summarizing the high and low bid quotations for our common stock during the last two fiscal years.

QUARTER	HIGH BID	LOW BID
4th Quarter 2009	$1.80	$1.41
3rd Quarter 2009	$2.25	$1.32
2nd Quarter 2009	$1.49	$0.92
1st Quarter 2009	$1.19	$0.56

4th Quarter 2008	$1.05	$0.56
3rd Quarter 2008	$1.15	$0.83
2nd Quarter 2008	$1.35	$0.86
1st Quarter 2008	$1.15	$0.72

The above table is based on over-the-counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.  All historical data was obtained from the www.NASDAQ.com web site.

Holders of Common Stock

As of March 24, 2010, there were 495 stockholders of record of our common stock, although there are more beneficial owners.

Dividends

We have never declared or paid cash dividends on our common stock.  We intend to retain all future earnings to finance future growth and therefore we do not anticipate paying any cash dividends in the foreseeable future.  In addition, certain financing agreements entered into by the Company may limit our ability to pay dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans (a)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”)	4,861,653		$0.85	1,039,299	(d)

Employee Stock Purchase Plan (“ESPP”)	-		N/A	275,356

Equity compensation plans not approved by security holders	975,000	(b,c)	$0.96	-

Total	5,836,653		$0.87

(a)	As of December 31, 2009.
(b)
Includes an outstanding option to purchase 350,000 shares of common stock granted to Robert P. Gasparini, our President and Chief Science Officer, outside the Company’s Equity Incentive Plan on March 12, 2008.  The options have an exercise price of $0.80 per share and vests based on the achievement of certain performance milestones.  In the event of a change of control of the Company, all unvested portions of the option will vest in full.  Unless sooner terminated pursuant to the terms of the stock option agreement, the option will terminate on March 12, 2015.

(c)
Includes outstanding warrants to purchase 625,000 shares of common stock at an exercise price of $1.05 per share granted to Doug VanOort on March 16, 2009.  The warrants vest based on the achievement of certain performance milestones.  In the event of a change of control of the Company with a share price in excess of $4.00 per share, all unvested warrants will vest immediately.  Unless sooner terminated pursuant to the terms of the warrant agreement, the warrants will terminate on March 15, 2014.

(d)
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

Recent Sales of Unregistered Securities

No sales of unregistered securities were made during the quarter ended December 31, 2009. The Company has previously reported in certain Quarterly Reports on Form 10-Q and Current Reports on Form 8-K other sales of unregistered securities during the year ended December 31, 2009.

Item 6. Selected Financial Data

We are a “smaller reporting company” as defined by Regulations S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with its subsidiary as “NeoGenomics” or the “Company” in this Form 10-K) is the registrant for SEC reporting purposes.  Our common stock is listed on the OTC Bulletin Board under the symbol “NGNM.”

Introduction

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included in this Form 10-K. The information contained below includes statements of management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption “Forward Looking Statements”, which information is incorporated herein by reference.

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

The market for cancer testing is growing rapidly.  Key factors influencing this growth are:  (i) cancer is primarily a disease of the elderly and now that the baby boomer generation has started to turn sixty, the U.S. is experiencing a significant increase in the number of senior citizens, (ii) the American Cancer Society estimates that one in four senior citizens will develop some form of cancer during the rest of their lifetime, and (iii) every year more and more genes are discovered to have a specific link to cancer, which then enables a genetic or molecular test to be developed.   We estimate that the Company addresses a $5-6 billion total United States market opportunity, about half of which is derived from genetic and molecular testing with the other half derived from more traditional anatomic pathology testing services that are complementary to and often ordered with the genetic testing services we offer.

Our Focus

NeoGenomics’ primary focus is to provide high complexity laboratory testing for community-based pathology, oncology, dermatology and urology markets in the United States and the Caribbean. We focus on community-based practitioners for two reasons: First, academic pathologists and associated clinicians tend to have their testing needs met within the confines of their university affiliation. Secondly, most of the cancer care in the United States is administered by community based practitioners due to ease of local access. We currently provide our services to pathologists and oncologists that perform bone marrow and/or peripheral blood sampling for the diagnosis of blood and lymphoid tumors (leukemias and lymphomas) and archival tissue referred for analysis of solid tumors such as breast cancer. We also serve community-based urologists by providing a FISH-based genetic test for the diagnosis of bladder cancer and early detection of recurrent disease.

The high complexity cancer testing services we offer to community-based pathologists are designed to be a natural extension of and complementary to the services that our pathologist clients perform within their own practices. Because fee-for-service pathologists derive a significant portion of their annual revenue from the interpretation of cancer biopsy specimens, they represent an important market segment to us. We believe our relationship as a non-competitive partner to the community-based pathologist empowers these pathologists to expand their testing breadth and provide a menu of services that matches or exceeds the level of service found in academic centers of excellence around the country.

We also believe that we can provide a competitive choice to those larger oncology practices that prefer to have a direct relationship with a laboratory for cancer genetic testing services. Our regionalized approach allows us strong interactions with clients and our innovative Genetic Pathology Solutions (“GPS”) report summarizes all relevant case data on one summary report.

Competitive Strengths

Turnaround Times

At NeoGenomics, we strive to provide industry leading turnaround times to our clients nationwide and to provide information so that physicians can provide their patients with the correct treatment as soon as possible.

We believe  our average 4-5 day turn-around time for our cytogenetics testing services and our average 3-4 day turn-around time for FISH testing services continue to be industry-leading benchmarks for national laboratories.  The consistent timeliness of results is a competitive strength in cytogenetics and FISH testing and a driver of additional testing requests by our referring physicians.  Quick turn-around times for cytogenetics and FISH tests allow for the performance of other tests to augment or confirm results and improve patient care.  Without rapid turnaround times, there is an increased chance that the test results will not be returned within an acceptable diagnostic window when other adjunctive diagnostic test results are required.  We believe our turn-around times result in our referring physicians requesting more of our testing services and give us a significant competitive advantage in marketing our services against those of other competing laboratories.

National Direct Sales Force

NeoGenomics has assembled a strong direct sales force.  Our sales representatives (“Territory Business Managers”) are organized into four regions (Northeast, Southeast, Central and West).  These sales representatives are trained extensively in cancer genetic testing and consultative selling skills.  As of March 24, 2010, we had 24 Territory Business Managers and four Regional Managers.

Strategic Supply Agreement with Abbott Molecular

In July 2009, we entered into a Strategic Supply Agreement with Abbott Molecular, Inc, a wholly-owned subsidiary of Abbott Laboratories.  Under the terms of this agreement, NeoGenomics has the rights to develop and exclusively launch three laboratory developed tests (LDTs) based on intellectual property developed and/or licensed by Abbott.  We launched the first of these tests in February 2010, a FISH test for the diagnosis of melanoma, and expect to launch the second test in early 2011 and the third in 2012.  In conjunction with the Strategic Supply Agreement, Abbott Laboratories purchased a 9.6% stake in NeoGenomics.

New FISH Test for Melanoma

In February 2010 we launched the first of the three tests developed pursuant to the Strategic Supply Agreement with Abbott under the trade name MelanoSITE™.   MelanoSITE™ is a four probe FISH test that can be used as a diagnostic aid to traditional histopathologic evaluation in diagnosing melanoma.   In conjunction with histopathology, the MelanoSITE™ test can help improve classification of melanocytic neoplasms with conflicting morphologic criteria and help insure proper follow-up.  Differential diagnosis of moderate to severely atypical nevi versus true melanoma is one of the most challenging areas in dermatopathology.  While most melanomas can be readily distinguished from nevi on histopathologic examination, we estimate there are about 5% of cases that are ambiguous and show conflicting morphologic criteria.  Diagnostic ambiguity has significant adverse consequences for patients and the healthcare system at large.  Failure to recognize melanoma is potentially fatal, but labeling a benign lesion as malignant can lead to unwarranted wide re-excisions, sentinel lymph node biopsies, adjuvant toxic therapeutic interventions and the emotional strain of facing a diagnosis of cancer.  Considering the large number of biopsies done in the U.S. to either confirm or rule out melanoma, diagnostic uncertainty of this scale represents a significant challenge to the U.S. healthcare system.  We believe the MelanoSITE™ test will help address this diagnostic uncertainty and help to reduce the medical costs associated with melanoma by providing a more accurate diagnosis.

The performance characteristics of the MelanoSITE™ test were established in a multicenter validation study involving over 500 cases, which resulted in a sensitivity (a measure of true positives and false negatives) of 77% and a specificity (a measure of true negatives and false positives) of 97%.  Importantly, based on our study, the MelanoSITE™ test has a negative predictive value (NPV) of over 98%.  This means that dermatopathologists and dermatologists can be confident that a patient with a negative test result has a very low likelihood of having melanoma.  Therefore, the clinician may not need to perform a wide re-excision of the lesion, potentially scarring a patient for life, and may not need to perform a sentinel lymph node biopsy which can potentially lead to further complications such as lymphedema.  We expect the marketing and selling of the MelanoSITE™ test to be a major focus of the Company during 2010.

Client Care

NeoGenomics Customer Care Specialists (“CCS”) are organized by region into territories that service not only our external clients, but also work very closely with and support our sales team.  A client receives personalized assistance when dealing with their dedicated CCS because each CCS understands their clients’ specific needs.  CCS’s handle everything from arranging specimen pickup to delivering the results to fulfill NeoGenomics’ objective of delivering exceptional services to our clients.

Geographic Locations

In 2009, we continued an aggressive campaign to regionalize our laboratory operations around the country to be closer to our clients.  Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on one or both coasts to service the needs of their customers around the country.  We believe that our clients and prospects desire to do business with a laboratory with national breadth and a local presence.  NeoGenomics’ has four facilities.  The Chatsworth California location is a small office laboratory for our pathologists. and we have three main laboratory locations in Fort Myers, Florida; Irvine California; and Nashville Tennessee and all facilities have the appropriate state licenses and Clinical Laboratory Improvement Act, as amended (“CLIA”), and College of American Pathologists (“CAP”) accreditations and are currently receiving specimens.  As situations dictate and opportunities arise, we will continue to develop and open new laboratories, linked together by our optimized Laboratory Information System (“LIS”), to better meet the regionalized needs of our clients.

Laboratory Information System

NeoGenomics has what we believe is a state of the art LIS that interconnects our locations and provides flexible reporting options to clients.  This system allows us to deliver uniform test results throughout our network, regardless of where the lab that performs any specific test is located.  This allows us to move specimens between locations to better balance our workload.  Our LIS also allows us to offer highly specialized services to certain sub-segments of our client base.  For instance, our tech-only NeoFISHTM and NeoFLOWTM applications allow our community-based pathologist clients to tailor individual reports to their own customizable report templates.  This feature has been well-received by our tech-only clients.

Scientific Pipeline

The field of cancer genetics is rapidly evolving, and we are committed to developing and offering new tests to meet the needs of the market place based on the latest scientific discoveries.  During 2009, in addition to the validation work performed for our exclusive Melanoma FISH test, the Company made significant strides in developing the capability to perform molecular diagnostic testing in-house.  We believe that by adding additional types of tests to our product offering, we will be able to increase our testing volumes through our existing client base as well as more easily attract new clients via the ability to package our testing services more appropriately to the needs of the market.  We expect to launch at least five new molecular tests in 2010.

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

Revenue Recognition

The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin Topic 13.A.1 (ASC 605-10-S99-1), “Revenue Recognition”, when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified.  These diagnostic services are billed to various payors, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals.  The Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules.  The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected.  The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at the reported revenues.  The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate.  In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly.  As a result of the economic climate in the United States, we have used shorter and more current time horizons in analyzing historical experience.

Trade Accounts Receivable and Allowance For Doubtful Accounts

We record accounts receivable net of estimated discounts, contractual allowances and allowances for bad debts.  We provide for accounts receivable that could become uncollectible in the future by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value.  We estimate this allowance based on the aging of our accounts receivable and our historical collection experience for each type of payer.  Receivables are charged off to the allowance account at the time they are deemed uncollectible.  In the event that the actual amount of payment received differs from the previously recorded estimate of an account receivable, an adjustment to revenue is made in the current period at the time of final collection and settlement.  During 2009, we recorded approximately $279,000 of net total incremental revenue from tests in which we underestimated the revenue in 2008 relative to the amounts that we ultimately received in 2009.  This was approximately 0.9% of our total 2009 fiscal year revenue and 1.4% of our 2008 fiscal year revenue.  During 2008, we recorded approximately $259,000 of net total incremental revenue from tests in which we underestimated the revenue in 2007 relative to the amounts that we ultimately received in 2008.  This was approximately 1.3% of our total 2008 fiscal year revenue and 2.3% of our 2007 fiscal year revenue. These adjustments are not material to the Company’s results of operations in any period presented.  Our estimates of net revenue are subject to change based on the contractual status and payment policies of the third party payers with whom we deal.  We regularly refine our estimates in order to make our estimated revenue as accurate as possible based on our most recent collection experience with each third party payer.

The following tables present the dollars and percentage of the Company’s net accounts receivable from customers outstanding by aging category at December 31, 2009 and 2008.  All of our receivables were pending approval by third-party payers as of the date that the receivables were recorded:

NEOGENOMICS AGING OF RECEIVABLES BY PAYOR GROUP

December 31, 2009

Payor Group	0-30%		30-60%		60-90%		90-120%		120-150%		>150%		Total	%
Client	$210,672	4%	$425,731	8%	$437,552	8%	$216,692	4%	$52,257	1%	$75,884	1%	$1,418,788	27%
Commercial Insurance	581,824	11%	428,340	8%	255,488	5%	152,239	3%	96,916	2%	370,977	7%	1,885,784	36%
Medicaid	18,227	0%	13,312	0%	13,552	1%	11,423	0%	5,544	0%	26,049	0%	88,107	2%
Medicare	895,518	17%	107,357	2%	103,804	2%	41,780	1%	36,293	1%	256,861	5%	1,441,613	28%
Private Pay	78,842	2%	71,059	1%	39,912	1%	12,866	0%	20,809	0%	36,866	1%	260,374	5%
Unbilled Revenue	126,564	2%	-	0%	-	0%	-	0%	-	0%		0%	126,564	2%
Total	$1,911,647	36%	$1,045,799	19%	$850,308	17%	$435,000	8%	$211,819	4%	$766,637	14%	$5,221,230	100%

December 31, 2008

Payor Group	0-30%		30-60%		60-90%		90-120%		120-150%		>150%		Total	%
Client	$280,002	9%	$189,811	6%	$285,126	9%	$176,406	5%	$144,897	4%	$26,762	1%	$1,103,004	34%
Commercial Insurance	350,009	11%	217,741	7%	137,210	4%	104,836	3%	70,959	2%	287,272	9%	1,168,027	36%
Medicaid	434	0%	7,312	0%	14,861	1%	12,124	0%	8,078	0%	42,145	1%	84,954	2%
Medicare	530,833	16%	56,334	2%	33,149	1%	12,054	0%	23,378	1%	53,993	2%	709,741	22%
Private Pay	25,341	1%	35,004	1%	29,354	1%	15,969	0%	13,114	0%	27,142	1%	145,924	4%
Unbilled Revenue	60,523	2%	-	-	-	-	-	-	-	-		-	60,523	2%
Total	$1,247,142	39%	$506,202	16%	$499,700	16%	$321,389	8%	$260,426	7%	$437,314	14%	$3,272,173	100%

During 2009, we decreased our accounts receivable greater than 120 days as a percentage of total accounts receivable by 3%.  This decrease could have been larger but an increase in Medicare receivables greater than 150 days resulted because of delays in receiving our Medicare provider number for our Chatsworth facility from California Medicare. The licensing and inspections of this facility were completed and valid but significant delays in the processing of our application by California Medicare caused the application to become stale resulting in us having to resubmit the application several times.  In January 2010 we received our provider number and we expect to be able to resubmit all previous claims and receive payment on them during the year ending December 31, 2010.

Based on a detailed analysis, we believe that our $589,000 allowance for doubtful accounts, which represents approximately 11% of our receivables balance, is adequate as of December 31, 2009.  At December 31, 2008, our allowance for doubtful accounts was $359,000 or 11% of accounts receivable.

Stock Based Compensation.

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718 Compensation – Stock Compensation.  ASC Topic 718  requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the awards’ grant-date fair value.

For stock options, the Company uses a trinomial lattice option-pricing model to estimate the grant-date fair value of stock option awards, and recognizes compensation cost on a straight-line basis over the awards’ requisite service periods.  The Company estimates an expected forfeiture rate, which is factored into the determination of the Company’s quarterly expense.

See Note B – Summary of Significant Accounting Policies - Stock-Based Compensation and Note F – Stock Based Compensation in the Notes to Consolidated Financial Statements for more information regarding the valuation of stock-based compensation.

Results of Operations for the year ended December 31, 2009 as compared with the year ended December 31, 2008

The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the year ended December 31.
	2009	2008
NET REVENUE	100%	100%
COST OF REVENUE	48%	47%
GROSS PROFIT	52%	53%
OPERATING EXPENSES:
General and administrative	34%	41%
Sales and marketing	24%	17%

TOTAL OPERATING EXPENSES	58%	58%

Interest (income) expense, net	2%	2%
NET INCOME (LOSS)	(8)%	(7)%

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

During the year ended December 31, 2009, our revenues increased approximately 47% to $29,469,000 from $20,015,000 during the year ended December 31, 2008. .

Test volume increased approximately 40% for the year ended December 31, 2009. Increases in test volumes were primarily driven by the substantial increases in sales and marketing activities by the Company over the past year.

For the year ended December 31, 2009, our average revenue per client requisition increased by approximately 15% to $931 from $808 in 2008.  Our average revenue per test increased by approximately 5% to $645 in 2009 from $615 in 2008.  Revenues per test are a function of both the type of the test and the payer.

Cost of Revenue

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

Our cost of revenue, as a percentage of gross revenue, increased from 47% for the year ended December 31, 2008 to 48% for the year ended December 31, 2009.  This increase was primarily the result of the restructuring of our relationship with our largest customer and the resulting change in mix from a higher margin test to a lower margin test.

Gross Profit

 As a result of the 47% increase in revenue and our 48% cost of revenue, our gross profit increased 43% to $15,215,000 for the year ended December 31, 2009, from a gross profit of $10,661,000 for the year ended December 31, 2008. When expressed as a percentage of revenue, our gross margins decreased from 53.3% for the year ended December 31, 2008 to 51.6% for the year ended December 31, 2009.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, marketing, and customer service personnel.

	For the year ended December 31.
	2009	2008	% Change
Sales and marketing	$6,885,000	$3,367,000	105%
As a % of revenue	23%	17%

Sales and marketing expenses increased approximately 105%, or $3,519,000 to $6,885,000 for the year ended December 31, 2009 as compared to $3,367,000 for the year ended December 31, 2008, primarily as a result of adding substantial numbers of sales and marketing personnel in 2009 to generate additional revenue growth.  At December 31, 2009, we had 43 sales and marketing and customer care personnel compared with 33 sales and marketing and customer care personnel at December 31, 2008.

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

	For the year ended December 31.
	2009	2008	% Change
General and administrative	$10,057,000	$8,179,000	23%
As a % of revenue	34%	41%
.
General and administrative expenses increased approximately 23%, or $1,878,000 to $10,057,000 for the year ended December 31, 2009 as compared to $8,179,000 for the year ended December 31, 2008. The increase in general and administrative expenses is primarily a result of adding additional management, information technology, and billing personnel to support the increase in our revenue.

Bad debt expense increased by approximately 20%, or $365,000 to $2,155,000 for the year ended December 31, 2009 as compared to $1,790,000 for the year ended December 31, 2008. This increase was primarily a result of the significant increases in revenue partially offset by a decrease in bad debt as percentage of revenue. Bad debt as a percentage of revenue decreased 1.6% to 7.3% for the year ended December 31, 2009 from 8.9% of revenue for the year ended December 31, 2008.  This decline was the result of managed care contracts we entered into during the year and improved performance by our billing department.

We expect our general and administrative expenses to increase as we add personnel, increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; and continue to build our physical infrastructure to support our anticipated growth. However, we expect general and administrative expenses to continue to decline as a percentage of our revenue as our case volumes increase and as we continue to develop more operating leverage in our business.

Other (Income) Expense

Other income and expense primarily represents the interest expense we incur on our borrowing arrangements (primarily comprised of interest payable on advances under our revolving credit facility with Capital Source and interest paid on capital lease obligations) offset by the interest income we earn on cash deposits.  Interest expense increased from $309,000 in 2008 to $532,000 in 2009, reflecting higher borrowings, particularly related to our capital lease obligations as we acquired additional equipment to support our increasing volume of business. This increase was largely offset in 2009 because in 2008 we incurred a one-time $200,000 write down of our investment associated with a potential joint venture, as discussed in Note M to our consolidated financial statements.

Net Loss

 As a result of the foregoing, our net loss increased approximately 62% from approximately ($1,383,000) or $(0.04) per share for the year ended December 31, 2008 to approximately ($2,243,000) or $(0.06) per share for the year ended December 31, 2009.

Commitments

Employment Contracts with named Executive Officers

The Company is a party to employment contracts with several of its officer’s that contain commitments as described in Note G to our consolidated financial statements and detailed below is a list of all such contracts signed during 2009.

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

On October 28, 2009, the Company appointed Mr. VanOort, to the position of Chief Executive Officer and amended and restated his employment agreement, as previously disclosed, pursuant to a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2009. Mr. VanOort previously held the position of Executive Chairman and Interim Chief Executive Officer of the Company from March 16, 2009 until October 28, 2009. Mr. VanOort also serves as the Chairman of the Company’s Board of Directors.

On July 22, 2009, the Company entered into an employment agreement with Grant Carlson (to employ Mr. Carlson in the capacity of Vice President Sales..  The Offer Letter provides for a four (4) year term, which is terminable upon written notice by either party.  The Offer Letter also provides for an initial base salary of $200,000 per year and provides that Mr. Carlson is eligible to receive an incentive bonus targeted at 30% of his base salary based on the achievement of certain goals.  Mr. Carlson is entitled to participate in all medical and other benefits that the Company has established for its employees.  Mr. Carlson also is entitled to an automobile allowance of $700 per month (plus reimbursement for work-related gas expenses) and reimbursement for personal telephone and cell phone use at a rate of $250 per month.  Mr. Carlson is also eligible for four (4) weeks of paid time off per year.  Mr. Carlson is also eligible for up to $20,000 of relocation assistance. Mr. Carlson was granted 150,000 stock options at an exercise price of $1.34 and with a five year term so long as Mr. Carlson remains an employee of the Company.  These options are scheduled to vest according to the passage of time.  So long as Mr. Carlson remains employed by the Company, such option will have a five-year term and will be subject to time and performance based vesting.  If Mr. Carlson resigns prior to July 6, 2010, he will forfeit the option.  If the Company terminates Mr. Carlson without cause then the Company will continue to pay Mr. Carlson’s base salary and maintain his employee benefits for a period of six (6) months.

On November 30, 2009, we entered into an employment agreement with George Cardoza, our Chief Financial Officer.  The Employment Agreement has an initial term from November 30, 2009 through November 29, 2013, which initial term automatically renews for one year periods.  The employment agreement specifies an initial base salary of $190,000/year.  Mr. Cardoza is also entitled beginning with the year ended December 31, 2010 to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain goals established by the CEO and approved by the board of directors. In addition, Mr. Cardoza was granted 150,000 stock options at an exercise price of $1.55 and with a five year term so long as Mr. Cardoza remains an employee of the Company.  These options are scheduled to vest according to the passage of time.  Mr. Cardoza's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. Mr. Cardoza is also eligible for up to $20,000 of relocation assistance. In the event that Mr. Cardoza is terminated without cause by the Company, the Company has agreed to pay Mr. Cardoza's base salary and maintain his benefits for a period of six months.

On December 7, 2009, we entered into an employment agreement with Jack G. Spitz, our Vice President of Laboratory Operations.  The Employment Agreement has an initial term from December 7, 2009 through December 6, 2013, which initial term automatically renews for one year periods.  The employment agreement specifies an initial base salary of $210,000/year.  Mr. Spitz is also entitled beginning with the year ended December 31, 2010 to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain goals established by the President or CEO and approved by the board of directors. In addition, Mr. Spitz was granted 150,000 stock options at an exercise price of $1.52 and with a five year term so long as Mr. Spitz remains an employee of the Company.  These options are scheduled to vest according to the passage of time.  Mr. Spitz's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. Mr. Spitz is also eligible for up to $35,000 of relocation assistance. In the event that Mr. Spitz is terminated without cause by the Company, the Company has agreed to pay Mr. Spitz's base salary and maintain his benefits for a period of six months.

Purchase Commitments

The Company had open purchase commitments with two vendors of laboratory equipment for approximately $500,000 of equipment at December 31, 2009.  This equipment was delivered in January 2010.

Operating Commitments

The Company leases its laboratory and office facilities under non-cancelable operating leases.  Please refer to Note G of the consolidated financial statements for a schedule of commitments for operating leases.

Capital Lease Obligations

The Company leases certain property and equipment under various agreements accounted for as capital lease obligations. Please refer to Note K of the consolidated financial statements for a schedule of capital lease commitments. Two lease lines were established during the fourth quarter of 2010 as below.

Wells Fargo Lease Agreement

On October 2, 2009, we and Wells Fargo Equipment Finance, Inc. (“Wells Fargo”), entered into a Master Lease Agreement (the “Wells Fargo Lease”). The Wells Fargo Lease establishes the general terms and conditions pursuant to which NeoGenomics Laboratories, Inc. may lease $750,000 in equipment. Advances under the lease line may be made for 180 days by executing supplemental schedules for each advance, which would have a 60 month term.

On October 2, 2009, we entered into Lease Supplement No. 1 of the Wells Fargo Lease for $265,200 which was funded to one vendor for lab equipment. Supplement No. 1 has a term of 60 months with monthly payments of $5,396 and a $1.00 final purchase payment at termination. Supplement No. 1 is being accounted for as a capital lease.

At December 31, 2009 there was $484,800 remaining on this capital lease line.

SunTrust Lease Agreement

On October 28, 2009, we and SunTrust Equipment Finance & Leasing Corp. (“SunTrust”), entered into an equipment lease agreement (the “SunTrust Lease”). The SunTrust Lease establishes the general terms and conditions pursuant to which the Subsidiary may lease up to $1.5 million in equipment and other property.

On November 12, 2009, we entered into Lease Schedule No. 1 of the SunTrust lease for $428,465 which was funded to several vendors for lab equipment, computer hardware and furniture and fixtures. Schedule 1 has a term of 60 months with monthly payments of $8,433 and a $1.00 final purchase payment at termination. Schedule No. 1 is being accounted for as a capital lease.  As part of this schedule, we agreed to keep at least $1,000,000 in compensating cash balances with SunTrust as long as we owed any monies under the schedule. This balance is accounted for as current restricted cash as we have the ability to pay-off the schedule at any time and as a result of that we have shown the principal owed on the arrangement as a current liability.

At December 31, 2009 there was $1,071,535 available to borrow on this facility.

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the year ended December 31, 2009 and 2008 as well as the period ending cash and cash equivalents and working capital.

	For the year ended December 31.
	2009	2008
Net cash provided by (used in):
Operating activities	$(1,500,417)	$(138,306)
Investing activities	(963,740)	(501,781)
Financing activities	3,627,055	897,685
Net increase in cash and cash equivalents	1,162,898	257,598
Cash and cash equivalents, beginning of period	468,171	210,573
Cash and cash equivalents, end of period	$1,631,069	$468,171
Working Capital (1), end of period	$2,743,903	$(35,425)

(1)	Defined as current assets less current liabilities.

During the year ended December 31, 2009, our operating activities used approximately $1,500,000 of cash compared with $138,000 of cash used in the comparable period in 2008.  This increase was primarily as a result of the increase in accounts receivable in 2009 as compared with 2008. Cash used in investing activities was approximately $964,000 in 2009 compared with $502,000 in 2008, reflecting increased purchases of equipment to support our increased volume of business.  In 2009, our net cash flow provided by financing activities was approximately $3,627,000 which was primarily derived from sales of our common stock and the exercise of common stock warrants.  At December 31, 2009 and 2008, we had unrestricted cash and cash equivalents of approximately $1,630,000 and $468,000 respectively.  We also had $1,000,000 of restricted cash at December 31, 2009.

On November 5, 2008, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC an Illinois limited liability company (“Fusion”).  The Purchase Agreement, which has a term of 30 months, provides for the future funding of up to $8,000,000 from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion.  As of March 23, 2010, we had not drawn on any amounts under the Fusion Purchase Agreement.

On February 1, 2008, we entered into a revolving credit facility with CapitalSource Finance, LLC, which allows us to borrow up to $3,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days.  As of December 31, 2009, we had approximately $2,400,000 of availability under our credit facility.

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   As such, we believe we have adequate resources to meet our operating commitments for the next year and accordingly our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $3.0 million to $4.0 million of additional capital equipment during the next year.  We plan to fund these expenditures with cash, through bank loan facilities, and through capital lease financing arrangements. If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.  Please see Note K to the consolidated financial statements for further detail with respect to lease financing facilities.

Recent Accounting Pronouncements

The following accounting pronouncements were adopted by the Company during 2009:

On July 1, 2009, the Company adopted the provisions of ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value.  It had no impact on the Company’s financial condition or results of operations.  Under this standard, companies determining the fair value of a liability may use the perspective of an investor that holds the related obligation as an asset. This topic addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. No new fair-value measurements are required by the standard.

In May 2009, the Financial Accounting Standards Board issued Topic 855, Subsequent Events. This topic addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated – see Note B to our consolidated financial statements.

The Company has determined that all other recently issued accounting standards will not have a material impact on its consolidated financial statements, or do not apply to its operations.

Related Party Transactions

Consulting Agreements

During 2009 and 2008, Steven C. Jones, a director of the Company, earned $199,600 and $176,300, respectively, for various consulting work performed in connection with his duties as Acting Principal Financial Officer.

During 2009 and 2008, George O’Leary, a director of the Company, earned $60,200 and $22,200, respectively, in cash for various consulting work performed for the Company.  On January 18, 2006, Mr. O’Leary received 50,000 stock options for work performed for the benefit of the Company.  The stock options had an exercise price of $0.26 per/share. On March, 15, 2007, Mr. O’Leary received 100,000 warrants for certain consulting services performed for the Company.  The stock options had an exercise price of $0.26 per/share. These warrants had an exercise price of $1.49 per/share and a five year term.  Half of the warrants were deemed vested on issuance and the other half vested ratably over a 24 month period.  During 2009, Mr. O’Leary exercised the 100,000 warrants and the 50,000 stock options in a cash-less exercise per the terms of the agreements.  The Company issued 85,030 and 42,215 shares to settle these exercises.

Laboratory Information System

On March 11, 2005, we entered into an agreement with HCSS, LLC and eTelenext, Inc. to enable NeoGenomics to use eTelenext, Inc’s Accessioning Application, AP Anywhere Application and CMQ Application.  HCSS, LLC is a holding company created to build a small laboratory network for the 50 small commercial genetics laboratories in the United States.  HCSS, LLC is owned 66.7% by Dr. Michael T. Dent, a member of our Board of Directors.  George O’Leary, a member of our board of directors is Chief Financial Officer of HCSS, LLC.

On June 18, 2009, we entered into a Software Development, License and Support Agreement with HCSS, LLC and eTelenext, Inc. to upgrade the Company’s laboratory information system to APvX.  .  The estimated costs for the development and migration phase are anticipated to be approximately $75,000 and are expected to be completed in April 2010.  This agreement has an initial term of 5 years from the date of acceptance and calls for monthly fees of $8,000-$12,000 during the term.  During the years ended December 31, 2009 and 2008, HCSS earned approximately $87,675 and approximately $99,900, respectively, for transaction fees related to completed tests.

During 2009 eTelenext and HCSS were merged to form PathCenter, Inc.  Dr. Michael T. Dent and Mr. George O’Leary have beneficial ownership of 12.2% and 4.6%, respectively of PathCenter, Inc.

Gulf Pointe Capital Lease Agreement

See Note K to our consolidated financial statements for a description of our lease facility with Gulf Pointe Capital, an entity with which three members of our Board of Directors, Steven Jones, Peter Petersen and Marvin Jaffe, are affiliated.

Subsequent Events

Equipment Leases

As described in Note K to our consolidated financial statements, on January 14, 2010 and January 19, 2010, we entered into additional capital leases of approximately $424,000 and $290,000, respectively, under our existing lease lines with Wells Fargo Equipment Finance, Inc. and SunTrust Equipment Finance & Leasing Corp., respectively.  We have approximately $61,000 and $782,000 available to us for additional capital leases under the Wells Fargo and the SunTrust capital lease facilities, respectively.

Third Amendment to Revolving Credit and Security Agreement

On March 26, 2010, the Parent Company, NeoGenomics Laboratories, Inc. (the wholly owned subsidiary of the Parent Company) (“Borrower”) and CapitalSource Finance LLC (“CapitalSource”) (as agent for CapitalSource Bank) entered into a Third Amendment to Revolving Credit and Security Agreement (the “Loan Amendment”) for which we paid CapitalSource an amendment fee of $25,000. The Third Amendment waived events of default relating to our failure to comply with the Fixed Charge Coverage Ratio for the Test Periods ended January 31, 2010 and February 28, 2010. The Third Amendment also revised the Fixed Charge Coverage Ratio calculation for the Test Period ending March 31, 2010 to permit us to add amounts of unrestricted cash, unrestricted cash equivalents and unused availability to Adjusted EBITDA for purposes of the test. For each monthly Test Period after March 31, 2010, the calculation of the Coverage Ratio will revert to Adjusted EBITDA, without adjustment for such amounts.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoGenomics, Inc.:

We have audited the accompanying consolidated balance sheets of NeoGenomics, Inc. (the “Company”), as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A
Certified Public Accountants
Tampa, FL
March 26, 2010

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 and 2008

	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,631,069	$468,171
Restricted Cash	1,000,000	-
Accounts receivable (net of allowance for doubtful accounts of $589,012 and $358,642, respectively)	4,632,219	2,913,531
Inventories	601,802	491,459
Other current assets	655,046	482,408
Total current assets	8,520,136	4,355,569

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $2,786,704 and $1,602,594 respectively)	4,339,560	2,875,297

OTHER ASSETS	85,604	64,509

TOTAL ASSETS	$12,945,300	$7,295,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,968,884	$1,512,427
Accrued compensation	1,308,160	736,552
Accrued expenses and other liabilities	464,830	358,265
Short-term portion of equipment capital leases	1,482,326	636,900
Revolving credit line	552,033	1,146,850
Total current liabilities	5,776,233	4,390,994

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	1,525,728	1,403,271

TOTAL LIABILITIES	7,301,961	5,794,265

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 37,185,078 and 32,117,008 shares issued and outstanding at December 31, 2009 and 2008, respectively)	37,185	32,117
Additional paid-in capital	23,761,784	17,381,810
Accumulated deficit	(18,155,630)	(15,912,817)
Total stockholders’ equity	5,643,339	1,501,110

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,945,300	$7,295,375

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

NET REVENUE	$29,469,054	$20,015,319

COST OF REVENUE	14,254,227	9,353,852

GROSS MARGIN	15,214,827	10,661,467

OPERATING EXPENSES
General and administrative	10,056,944	8,178,953
Sales and marketing	6,885,396	3,366,503
Total operating expenses	16,942,340	11,545,456

INCOME / (LOSS) FROM OPERATIONS	(1,727,513)	(883,989)

OTHER INCOME / (EXPENSE):
Other income	17,091	9,926
Interest expense	(532,391)	(308,523)
Loss on investment	-	(200,000)

Other income / (expense) – net	(515,300)	(498,597)

NET LOSS	$(2,242,813)	$(1,382,586)

NET LOSS PER SHARE - Basic and Diluted	$(0.06)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	34,638,502	31,506,824

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2007	31,391,660	$31,391	$16,820,954	$(14,530,231)	$2,322,114
Common stock issuances for cash	49,260	49	45,094	-	45,143
Transaction fees and expenses	-	-	(8,411)	-	(8,411)
Stock compensation expense - warrants	-	-	132,584	-	132,584
Exercise of stock options	88,500	89	23,656	-	23,745
Shares issued to Fusion Capital, net of issuance costs (Note I)	417,500	418	(48,266)	-	(47,848)
Shares issued for registration penalties	170,088	170	170,019	-	170,189
Stock compensation expense	-	-	246,180	-	246,180
Net loss	-	-	-	(1,382,586)	(1,382,586)
Balances, December 31, 2008	32,117,008	32,117	17,381,810	(15,912,817)	1,501,110

Common stock issuances to Abbott	3,500,000	3,500	4,763,500	-	4,767,000
Common stock issuance ESPP plan	68,672	69	86,721	-	86,790
Transaction fees and expenses	-	-	(236,575)	-	(236,576)
Stock compensation expense - warrants	-	-	67,738	-	67,738
Exercise of stock options	55,215	55	3,055	-	3,110
Exercise of warrants	519,183	519	637,510	-	638,029
Common stock issuance to CEO for cash	625,000	625	499,375	-	500,000
Shares issued for purchase of assets	300,000	300	185,700	-	186,000
Stock compensation expense - options	-	-	372,951	-	372,951
Net loss	-	-	-	(2,242,813)	(2,242,813)
Balances, December 31, 2009	37,185,078	$37,185	$23,761,784	$(18,155,630)	$5,643,339

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,242,813)	$(1,382,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,184,109	740,564
Loss on investments	-	200,000
Amortization of debt issue costs	68,649	54,006
Stock based compensation	372,951	246,180
Non-cash consulting expenses	67,738	132,584
Other non-cash expenses	-	8,862
Provision for bad debts	2,154,567	1,789,577
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(3,873,255)	(1,466,357)
(Increase) decrease in inventories	(110,343)	(186,709)
(Increase) decrease in prepaid expenses	(195,793)	(63,057)
(Increase) decrease in other current assets	(21,094)	(3,934)
Increase (decrease) in legal contingency	-	(375,000)
Increase (decrease) in accounts payable and other liabilities	1,094,867	167,564
NET CASH USED IN OPERATING ACTIVITIES	(1,500,417)	(138,306)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(963,740)	(501,781)
NET CASH USED IN INVESTING ACTIVITIES	(963,740)	(501,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) from/to revolving credit facility	(594,818)	1,146,850
Restricted cash	(1,000,000)	-
Repayment of capital lease obligations	(809,599)	(377,641)
Proceeds from issuance of capital lease on owned assets	273,119	67,999
Issuance of common stock and warrants for cash , net of transaction expenses	5,758,353	60,477
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,627,055	897,685

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,162,898	257,598

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	468,171	210,573

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,631,069	$468,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$463,742	$256,323
Equipment leased under capital leases	$1,777,484	$1,207,863
Common stock issued for the purchase of assets	$186,000	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

NeoGenomics, Inc., a Nevada Company, was formed in 1998 under the name of American Communications Enterprises, Inc. (“ACE”, the “Parent”, or the “Parent Company”).

NeoGenomics Laboratories, Inc., a Florida company (“NEO”, “NeoGenomics” or  “Subsidiary”) was formed in June 2001, and agreed to be acquired by ACE in a reverse acquisition in November 2001.  On March 3, 2009, we changed the name of the Subsidiary from NeoGenomics Inc, to NeoGenomics Laboratories, Inc.  NeoGenomics operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FASB Accounting Standards Codification

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”), which replaced all existing FASB accounting and reporting standards. Effective for financial statements for interim and annual periods ending after September 15, 2009, the Codification is the single source of authoritative U.S. generally accepted accounting principles (GAAP) for non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants and are referenced in the Codification. References to the Codification are identified by their Accounting Standards Codification (“ASC”) Topic number and, as appropriate, their Subtopic, Section and Subsection number.  Effective July 1, 2009, changes to authoritative U.S. GAAP are communicated through Accounting Standards Updates (“ASU”). Implementation of the Codification had no effect on the Company’s financial statements, except for changes in the manner in which authoritative guidance is now referenced.

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

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission’s (the “Commission”) Staff Accounting Bulletin Topic 13.A.1 (ASC 605-10-S99-1)No. 104, “Revenue Recognition”, when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified.  These diagnostic services are billed to various payors, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals.  The Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules.  The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected.  The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at the reported revenues.  The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate.  In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly.  As a result of the economic climate in the United States, we have used shorter and more current time horizon’s in analyzing historical experience.

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

Fair Value of Financial Instruments and Concentrations of Credit Risk

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, amounts outstanding under our revolving credit facility, and other current assets and liabilities are considered reasonable estimates of their respective fair values due to their short-term nature.  The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing.  The Company believes that, as of December 31, 2009, its concentration of credit risk related to cash and cash equivalents was not significant.  The carrying value of the Company’s long-term capital lease obligations approximates its fair value based on the current market conditions for similar instruments.

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to whom the Company provides a significant volume of its services, and to specific payors of our services such as Medicare and individual insurance companies.  The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types.  The Company continues to focus its sales efforts to decrease the dependency on any given source of revenue and decrease its credit risk from any one large client or payor type, and these efforts decrease our credit risk.  For the years ended December 31, 2009 and 2008, one client with multiple locations accounted for 10% and 22% respectively, of total revenue.  As a result of this one customer bringing certain tests in-house, this client represented less than 5% of our fourth quarter 2009 revenue.  All others were less than 5% of total revenue individually.

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

Leasehold improvements are amortized over the related lease terms or their estimated useful lives.  Property and equipment acquired under capital leases are depreciated over the related lease terms or the useful lives of the assets.  The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change.  Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income (loss) from operations.  Repairs and maintenance costs are expensed as incurred.

Income Taxes

We compute income taxes in accordance with ASC Topic 740 Income Taxes.  Under ASC-740, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.  Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods for property and equipment as well as impairment losses and the timing of recognition of bad debts.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718 Compensation – Stock Compensation.  ASC 718 requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the awards’ grant-date fair value.  The standard covers employee stock options, restricted stock, and other equity awards.

For stock options, the Company uses a trinomial lattice option-pricing model to estimate the grant-date fair value of stock option awards, and recognizes compensation cost on a straight-line basis over the awards’ vesting periods.  The Company estimates an expected forfeiture rate, which is factored into the determination of the Company’s periodic expense.

Tax Effects of Stock-Based Compensation

We will only recognize a tax benefit from windfall tax deductions for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss Per Common Share

We compute loss per share in accordance with ASC Topic 260 Earnings Per Share.  Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.  During the years ended December 31, 2009 and 2008, we reported net loss per share and, accordingly, common equivalent shares outstanding as of December 31, 2009 and 2008, which consisted of employee stock options and warrants issued to consultants, providers of financing to the Company and others, were excluded from diluted net loss per common share calculations as of such dates because they were anti-dilutive.  As a result, basic and diluted loss per share were equivalent.

Recent Pronouncements

The following accounting pronouncements were adopted by the Company during 2009:

On July 1, 2009, the Company adopted the provisions of ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value.  It had no impact on the Company’s financial condition or results of operations.  Under this standard, companies determining the fair value of a liability may use the perspective of an investor that holds the related obligation as an asset. This topic addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. No new fair-value measurements are required by the standard.

In May 2009, the Financial Accounting Standards Board issued Topic 855, Subsequent Events. This topic addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated – see below.

The Company has determined that all other recently issued accounting standards will not have a material impact on its Consolidated Financial Statements, or do not apply to its operations.

NOTE C – LIQUIDITY

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.    On November 5, 2008, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC .  The agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion (see Note J).  On February 1, 2008, we entered into a revolving credit facility with CapitalSource Finance, LLC, which allows us to borrow up to $3,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days (see Note H).  We believe we have adequate resources to meet our operating commitments for the next year and accordingly our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008	Estimated Useful Lives in Years

Equipment	$4,991,886	$3,450,449	3-7
Leasehold improvements	618,876	111,114	3-5
Furniture & fixtures	351,832	247,366	7
Computer hardware	486,852	276,520	3
Computer software	541,948	382,154	3
Assets not yet placed in service	134,870	10,288	-
Subtotal	7,126,264	4,477,891
Less accumulated depreciation and amortization	(2,786,704)	(1,602,594)
Property and equipment, net	$4,339,560	$2,875,297

Depreciation and amortization expense on property and equipment, including leased assets, for the years ended December 31, 2009 and 2008, was $1,184,109 and $740,564, respectively.

Property and equipment under capital leases, included above, consists of the following at December 31, 2009 and 2008:

	2009	2008
Equipment	$3,413,595	$2,273,864
Furniture & fixtures	159,864	106,119
Computer hardware	298,305	120,821
Computer software	225,644	142,814
Leasehold Improvements	233,386	-
Assets not yet placed in service	84,347	-
Subtotal	4,415,141	2,643,618
Less accumulated depreciation and amortization	(1,441,234)	(656,797)
Property and equipment under capital leases, net	$2,973,907	$1,986,821

NOTE E – INCOME TAXES

We recognized losses for financial reporting purposes for the years ended December 31, 2009 and 2008, in the accompanying consolidated statements of operations.  Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided in the accompanying consolidated financial statements.

At December 31, 2009 and 2008, we had net operating loss carryforwards of approximately $9,888,662 and $7,520,000, respectively.  The significant difference between this amount and our accumulated deficit arises primarily from certain stock based compensation that is considered to be a permanent difference.  Assuming our net operating loss carryforwards are not disallowed because of certain “change in control” provisions of the Internal Revenue Code, these net operating loss carryforwards expire in various years through the year ending December 31, 2028.  However, we have established a valuation allowance to fully reserve our deferred income tax assets as such assets did not meet the required asset recognition standard established by ASC Topic 740. Our valuation allowance increased by approximately $1,350,000 during the year ended December 31, 2009.

At December 31, 2009 and 2008, our current and non-current deferred income tax assets (assuming an effective income tax rate of approximately 40.5%, which includes 35% for federal taxes and 5.5% for state taxes) consisted of the following:

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008
Net current deferred income tax asset:
Allowance for doubtful accounts	$227,200	$138,300
Less valuation allowance	(227,200)	(138,300)

Total	$-	$-

Net non-current deferred income tax asset:
Net operating loss carryforwards	$3,856,600	$2,933,000
Accumulated depreciation and impairment	(543,000)	(881,000)
Subtotal	3,313,600	2,052,000
Less valuation allowance	(3,313,600)	(2,052,000)

Total	$-	$-

NOTE F – EMPLOYEE STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS

Stock Option Plan

On March 3, 2009, the Company’s Board of Directors approved the Amended and Restated Equity Incentive Plan (the “Amended Plan”), which amended and restated the Equity Incentive Plan, originally effective as of October 14, 2003, and previously amended and restated effective as of October 31, 2006.  The Amended Plan allows for the award of equity incentives, including stock options, stock appreciation rights, restricted stock awards, stock bonus awards, deferred stock awards, and other stock-based awards to certain employees, directors, or officers of, or key advisers or consultants to, the Company or its subsidiaries. The Amended Plan provides that the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the Amended Plan is 6,500,000 and that the Amended Plan will expire on March 3, 2019.

As of December 31, 2009, option and stock awards for 5,161,652 shares were outstanding, including 350,000 options issued outside of the Amended Plan to Robert Gasparini, the Company’s President and Chief Science Officer, and option and stock awards for 641,264 shares had been exercised, leaving a total of 1,047,084 shares available for future option and stock awards.  Options typically expire after 5 or 10 years and generally vest over 3 or 4 years, but each grant’s expiration, vesting and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors or by the Chairman and Chief Executive Officer by virtue of authority delegated to him by the Compensation Committee.

We account for option and stock awards under the Amended Plan in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense in the Company’s statement of operations for all share-based option and stock awards, based on estimated grant-date fair values.

ASC Topic 718 requires us to estimate the fair value of stock-based option awards on the date of grant using an option-pricing model.  The grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method.  In accordance with ASC Topic 718, the estimated stock-based compensation expense to be recognized is reduced by an estimate of the annualized rate of stock option forfeitures.

We estimate the grant-date fair value of stock-based option awards using a trinomial lattice model.  This model is affected by our stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables.  These variables include the expected term of the option, expected risk-free rates of return, the expected volatility of our common stock, and expected dividend yield, each of which is more fully described below.  The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected Term:  The expected term of an option is the period of time that the option is expected to be outstanding.  The average expected term is determined using a trinomial lattice simulation model.

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

Expected Stock Price Volatility:  Effective January 1, 2006 until December 31, 2008, we evaluated the assumptions used to estimate volatility and determined that, under SAB 107, we should use a blended average of our volatility and the volatility of certain peer companies.  We believe that the use of this blended average peer volatility is more reflective of market conditions and a better indicator of our expected volatility due to the limited trading history available for our Company since its last change of control, prior to which we operated under a different business model.  Effective January 1, 2009 since we had sufficient historical data since our last change of control we began to use our own historical weekly volatility because that was more reflective of market conditions.

Dividend Yield:  Because we have never paid a dividend and do not expect to begin doing so in the foreseeable future, we have assumed a 0% dividend yield in valuing our stock-based awards.

The fair value of stock option awards granted during the years ended December 31, 2009 and 2008 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

	2009	2008

Expected term (in years)	4.1	3.5
Risk-free interest rate (%)	1.9%	2.0%
Expected volatility (%)	59%	42%
Dividend yield (%)	0%	0%

Weighted average fair value/share at grant date	$0.42	$0.22

The status of our stock options and stock awards are summarized as follows:

	Number	Weighted Average
	Of Shares	Exercise Price
Outstanding at December 31, 2007	2,796,044	$0.81

Granted	1,405,000	0.87
Exercised	(88,500)	0.27
Canceled	(388,122)	1.32
Outstanding at December 31, 2008	3,724,422	0.79

Granted	2,371,598	1.00
Exercised	(55,215)	0.26
Canceled	(879,153)	1.01
Outstanding at December 31, 2009	5,161,652	0.86
Exercisable at December 31, 2009	2,982,343	0.73

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As described in Note G, on March 16, 2009, the Company entered into an employment agreement with Douglas M. VanOort (the “Employment Agreement”).  The Employment Agreement provided for the grant to Mr. VanOort of an option under the Amended Plan to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $0.80 per share (the closing market price of the company’s common stock on March 13, 2009, the preceding business day).  500,000 shares of common stock subject to the option will vest according to the following schedule (i) 200,000 shares will vest on March 16, 2010 (provided that if Mr. VanOort’s employment is terminated by the Company without “cause” then the pro rata portion of such 200,000 shares up until the date of termination shall vest); (ii) 12,500 shares will vest each month beginning on April 16, 2010 until March 16, 2011; (iii) 8,000 shares will vest each month beginning on April 16, 2011 until March 16, 2012 and (iv) 4,500 shares will vest each month beginning on April 16, 2012 until March 16, 2013.  500,000 shares of common stock subject to the option will vest based on the achievement of certain performance metrics by the Company.  Any unvested portion of the option described above will vest in the event of a change in control of the Company.

The following table summarizes information about our options outstanding at December 31, 2009:

	Options Outstanding, Expected to Vest			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

0.00 – 0.30	996,000	4.8	$0.25	996,000	4.8	$0.25
0.31 – 0.46	59,500	5.4	0.35	59,500	5.4	0.35
0.47 – 0.61	113,500	5.8	0.50	113,500	5.8	0.50
0.62 – 0.83	2,178,596	5.8	0.77	888,330	5.7	0.75
0.84 – 1.08	478,996	4.2	0.99	330,039	4.1	0.97
1.09 – 1.47	612,163	5.3	1.36	348,331	6.0	1.40
1.48 – 1.84	722,897	5.5	1.58	246,643	6.7	1.53
	5,161,652	5.4	0.86	2,982,343	5.3	0.73

As of December 31, 2009, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $3,360,000 and the aggregate intrinsic value of currently exercisable stock options was approximately $2,308,000.  The intrinsic value of each option share is the difference between the fair market value of NeoGenomics common stock and the exercise price of such option share to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $1.50 closing stock price of NeoGenomics Common Stock on December 31, 2009, the last trading day of 2009.  The total number of in-the-money options outstanding and exercisable as of December 31, 2009 was 2,785,700.

The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was approximately $80,000 and $44,000, respectively.  Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.  The total cash proceeds received from the exercise of stock options was approximately $3,110 and $24,000 for the years ended December 31, 2009 and 2008, respectively.

The total fair value of options granted during the years ended December 31, 2009 and 2008 was approximately $986,000 and $310,000, respectively.   The total fair value of option shares vested during the years ended December 31, 2009 and 2008 was approximately $233,000 and $220,000.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock compensation cost recognized for the years ended December 31, 2009 and 2008 was approximately $373,000 and $246,000, respectively. We will only recognize a tax benefit from windfall tax deductions for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. As of December 31, 2009, there was approximately $639,000 of total unrecognized stock-based compensation cost, net of expected forfeitures, related to unvested stock options granted under the Amended Plan.  This cost is expected to be recognized over a weighted-average period of 1.7 years.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

Effective January 1, 2007, the Company began sponsoring an Employee Stock Purchase Plan (“ESPP”), under which eligible employees may purchase Common Stock, by means of limited payroll deductions, at a 5% discount from the fair market value of the Common Stock as of specific dates.  In accordance with ASC Topic 718-50 Compensation – Stock Compensation – Employee Share Purchase Plans, the ESPP is considered non-compensatory and does not require the recognition of compensation cost because the discount offered to employees does not exceed 5%.  Shares issued pursuant to this plan were 68,443 and 49,260 for the period ended December 31, 2009 and 2008, respectively.

Common Stock Warrants

From time to time, the company issues warrants to purchase its common stock.  These warrants have been issued for consulting services, in connection with the company’s credit facilities or in connection with sales of its common stock, and in connection with employment agreements or for compensation of directors.  These warrants are valued using an option pricing model and using the volatility, market price, strike price, risk-free interest rate and dividend yield appropriate at the date the warrants were issued.  Stock compensation cost recognized for the years ended December 31, 2009 and 2008 was approximately $68,000 and $133,000, respectively.

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price

Warrants outstanding, December 31, 2007	5,805,363	$0.59
Granted	32,475	1.08

Warrants outstanding, December 31, 2008	5,837,838	0.61
Granted	738,333	1.00
Exercised	(519,183)	1.27
Expired	(130,091)	1.35
Cancelled	(35,147)	1.08

Warrants outstanding, December 31, 2009	5,891,750	$0.59

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information on warrants outstanding on December 31, 2009:

Number outstanding	Exercise price	Issued	Expire

2,500,000	$0.31	03/23/2005	01/20/2011
1,600,000	0.26	01/21/2006	01/20/2011
35,000	0.30	02/13/2006	02/12/2011
35,000	0.68	05/16/2006	05/15/2011
15,000	0.62	02/03/2009	02/03/2012
100,000	1.49	03/15/2007	03/13/2012
550,000	1.50	06/06/2007	06/05/2012
348,417	1.50	06/06/2007	06/05/2012
83,333	0.75	02/09/2009	02/08/2014
625,000	1.05	03/16/2009	03/15/2014
5,891,750	$0.59

On February 3, 2009, in connection with consulting services rendered to the Company, we issued warrants to purchase 30,000 shares of common stock at $0.62 per share.  Warrants for 15,000 shares were exercised prior to December 31, 2009.

As described in Note L, in connection with our lease facility with Gulf Pointe Capital, LLC, on February 9, 2009 we issued warrants to purchase 83,333 shares of common stock, which warrants replaced 32,475 warrants previously issued in connection with that facility.

As described in Note J, on March 16, 2009, the Company entered into an employment agreement with Douglas M. VanOort and in connection with that agreement also entered into a warrant agreement pursuant to which Mr. VanOort may purchase up to 625,000 shares of the Company’s common stock at an exercise price of $1.05 per share. The warrants become exercisable in five tranches, with 20% of the warrants being exercisable immediately and a further 20% becoming exercisable on the first day on which the closing price per share of the Company’s common stock has reached or exceeded, for 20 consecutive trading days, $3.00, $4.00, $5.00 and $6.00 per share, respectively.  In the event of a change in control of the Company in which the consideration payable to each common stockholder of the Company in connection with such change in control has a deemed value of at least $4.00 per share, then the warrants will immediately become exercisable.  In the event that Mr. VanOort resigns his employment with the Company or the Company terminates Mr. VanOort’s employment for “cause” at any time prior to the time when all warrants are exercisable, then the rights under the warrant agreement with respect to the portion of the warrants not yet exercisable as of the date of termination will immediately terminate.

In August 2009, 419,153 of the 767,570 warrants originally issued in connection with the June 2007 sale of common stock were exercised and the Company received proceeds of $628,730.

During 2009, Mr. O’Leary exercised 100,000 warrants in a cash-less transaction per the terms of the agreements.  The company issued 85,030 shares to settle this exercise.

NOTE G – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its laboratory and office facilities under non-cancelable operating leases.  These operating leases expire at various dates through April 2012 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.  The Company has approximately 26,000 square feet of office and laboratory space at our corporate headquarters in Fort Myers, Florida.  In addition, we maintain laboratory and office space in Irvine, California, Chatsworth California and Nashville, Tennessee.

The minimum aggregate future obligations under non-cancelable operating leases as of December 31, 2009 are as follows:

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ending December 31,
2010	$906,818
2011	632,280
2012	115,708
2013	-
2014	-

Total minimum lease payments	$1,654,806

Rent expense for the years ended December 31, 2009 and 2008 was $816,838 and $754,138, respectively and is included in costs of revenues and in general and administrative expenses, depending on the allocation of work space in each facility.  Certain of the Company’s facility leases include rent escalation clauses.  The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease.

Purchase Commitments

The company had open purchase commitments with 2 vendors of laboratory equipment for approximately $500,000 of equipment at December 31, 2009.  This equipment was delivered during 2010.

US Labs Settlement

On October 26, 2006, Accupath Diagnostics Laboratories, Inc. d/b/a US Labs, a California corporation (“US Labs”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles (entitled Accupath Diagnostics Laboratories, Inc. v. NeoGenomics, Inc., et al., Case No. BC 360985) (the “Lawsuit”) against the Company and Robert Gasparini, as an individual, and certain other employees and non-employees of NeoGenomics (the “Defendants”) with respect to claims arising from discussions with current and former employees of US Labs.  On March 18, 2008, we reached a preliminary agreement to settle US Labs' claims, and in accordance with ASC Topic 450 Contingencies, as of December 31, 2007 we accrued a $375,000 loss contingency, which consisted of $250,000 to provide for the Company's expected share of this settlement, and $125,000 to provide for the Company's share of the estimated legal fees up to the date of settlement.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Contracts

Robert Gasparini

On March 12, 2008, we entered into an employment agreement with Robert Gasparini, our President and Chief Scientific Officer, to extend his employment with the Company for an additional four year term.  This employment agreement was retroactive to January 1, 2008 and provides that it will automatically renew after the initial four year term for one year increments unless either party provides written notice to the other party of their intention to terminate the agreement 90 days before the end of the initial term (or any renewal term).  The employment agreement specifies an initial base salary of $225,000/year with specified salary increases tied to achieving revenue goals.  Mr. Gasparini is also entitled to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain targets established by the Board of Directors. In addition, Mr. Gasparini was granted 784,000 stock options at an exercise price of $0.80 and with a seven year term so long as Mr. Gasparini remains an employee of the Company.  These options are scheduled to vest according to the passage of time and the meeting of certain performance-based milestones.  Mr. Gasparini's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. In the event that Mr. Gasparini is terminated without cause by the Company, the Company has agreed to pay Mr. Gasparini's base salary and maintain his benefits for a period of a year.

Jerome Dvonch

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

Douglas VanOort

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Grant Carlson

On July 22, 2009, the Company entered into an employment agreement with Grant Carlson (to employ Mr. Carlson in the capacity of Vice President Sales and Marketing.  The Offer Letter provides for a four (4) year term, which is terminable upon written notice by either party.  The Offer Letter also provides for an initial base salary of $200,000 per year and provides that Mr. Carlson is eligible to receive an incentive bonus targeted at 30% of his base salary based on the achievement of certain goals.  Mr. Carlson is entitled to participate in all medical and other benefits that the Company has established for its employees.  Mr. Carlson also is entitled to an automobile allowance of $700 per month (plus reimbursement for work-related gas expenses) and reimbursement for personal telephone and cell phone use at a rate of $250 per month.  Mr. Carlson is also eligible for four (4) weeks of paid time off per year.  Mr. Carlson is also eligible for up to $20,000 of relocation assistance. Mr. Carlson was granted 150,000 stock options at an exercise price of $1.34 and with a five year term so long as Mr. Carlson remains an employee of the Company.  If Mr. Carlson resigns prior to July 6, 2010, he will forfeit the option.  If the Company terminates Mr. Carlson without cause then the Company will continue to pay Mr. Carlson’s base salary and maintain his employee benefits for a period of six months.

George Cardoza

On November 30, 2009, we entered into an employment agreement with George Cardoza, our Chief Financial Officer.  The Employment Agreement has an initial term from November 30, 2009 through November 29, 2013, which initial term automatically renews for one year periods.  The employment agreement specifies an initial base salary of $190,000 per year.  Mr. Cardoza is also entitled beginning with the year ended December 31, 2010 to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain goals established by the CEO and approved by the board of directors. In addition, Mr. Cardoza was granted 150,000 stock options at an exercise price of $1.55 and with a five year term so long as Mr. Cardoza remains an employee of the Company.  These options are scheduled to vest according to the passage of time.  Mr. Cardoza's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. Mr. Cardoza is also eligible for up to $20,000 of relocation assistance. In the event that Mr. Cardoza is terminated without cause by the Company, the Company has agreed to pay Mr. Cardoza's base salary and maintain his benefits for a period of six months.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jack G. Spitz

On December 7, 2009, we entered into an employment agreement with Jack G. Spitz, our Vice President of Laboratory Operations.  The Employment Agreement has an initial term from December 7, 2009 through December 6, 2013, which initial term automatically renews for one year periods.  The employment agreement specifies an initial base salary of $210,000 per year.  Mr. Spitz is also entitled beginning with the year ended December 31, 2010 to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain goals established by the President or CEO and approved by the board of directors. In addition, Mr. Spitz was granted 150,000 stock options at an exercise price of $1.52 and with a five year term so long as Mr. Spitz remains an employee of the Company.  These options are scheduled to vest according to the passage of time.  Mr. Spitz's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. Mr. Spitz is also eligible for up to $35,000 of relocation assistance. In the event that Mr. Spitz is terminated without cause by the Company, the Company has agreed to pay Mr. Spitz's base salary and maintain his benefits for a period of six months.

NOTE H – REVOLVING CREDIT AND SECURITY AGREEMENT

On February 1, 2008, our subsidiary, NeoGenomics Laboratories, Inc., (“the Borrower”), entered into a Revolving Credit and Security Agreement (the “Credit Facility” or “Credit Agreement”) with CapitalSource Finance LLC (“CapitalSource”), the terms of which provide for borrowings based on eligible accounts receivable up to a maximum borrowing of $3,000,000, as defined in the Credit Agreement.  Subject to the provisions of the Credit Agreement, CapitalSource will make advances to us from time to time during the three year term, and the Credit Facility may be drawn, repaid and redrawn from time to time as permitted under the Credit Agreement.

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month at an annual rate based on the one-month LIBOR plus 3.25%, subject to a LIBOR floor of 3.14%.  At December 31, 2009, the effective rate of interest was 6.39%.  On December 31, 2009, the available credit under the Credit Facility was approximately $2,448,000 and the outstanding borrowing was $552,000 after netting compensating cash on hand.

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

On April 14, 2009, the Parent Company, NeoGenomics Laboratories, Inc. (the wholly owned subsidiary of the Parent Company) (“Borrower”) and CapitalSource Finance LLC (“CapitalSource”) (as agent for CapitalSource Bank) entered into a Second Amendment to Revolving Credit and Security Agreement (the “Loan Amendment”).  The Loan Amendment, among other things, amends that certain Revolving Credit and Security Agreement dated February 1, 2008 as amended by that certain First Amendment to Revolving Credit and Security Agreement dated November 3, 2008 (as amended, the “Loan Agreement”) to (i) provide that through December 31, 2009, the Borrower must maintain Minimum Liquidity (as defined in the Loan Agreement) of not less than $500,000, (ii) amend the definitions of “Fixed Charge Coverage Ratio” and “Fixed Charges”, (iii) amend the definition of “Permitted Indebtedness” to increase the amount of permitted capitalized lease obligations and indebtedness incurred to purchase goods secured by certain purchase money liens and (iv) amend and update certain representations, warranties and schedules.  In addition, pursuant to the Loan Amendment, CapitalSource waived the following events of default under the Loan Agreement:  (i) the failure of the Borrower to comply with the fixed charge coverage ratio covenant for the test period ending December 31, 2008, (ii) the failure of the Borrower to notify CapitalSource of the change of Borrower’s name to NeoGenomics Laboratories, Inc. and to obtain CapitalSource’s prior consent to the related amendment to Borrower’s Articles of Incorporation,  (iii) the failure of the Parent Company and the Borrower to obtain CapitalSource’s prior written consent to the amendment of the Parent Company’s bylaws to allow for the size of the Parent Company’s Board of Directors to be increased to eight members and (iv) the failure of the Borrower to notify CapitalSource of the filing of an immaterial complaint by the Borrower against a former employee of the Borrower.   The Company paid CapitalSource Bank a $25,000 amendment fee in connection with the Loan Amendment.  On March 26, 2010, we entered into an amendment to the credit facility agreement with CapitalSource (see Note O).

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – ABBOTT SUPPLY AGREEMENT

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

In the event that Abbott Molecular obtains FDA approval for its own in vitro diagnostic test for aid in diagnosis of malignant melanoma in skin biopsy specimens, the Supply Agreement contemplates a means by which NeoGenomics may offer such FDA-approved test to its customers instead of the Melanoma LDT.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – EQUITY TRANSACTIONS

Warrant Exercises from the 2007 Private Placement

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

In August 2009, 419,153 warrants were exercised that were attributable to this equity raise and the Company received proceeds of $628,700.

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

Given our current liquidity position from cash on hand and our availability under our Credit Facility with CapitalSource (see Note H), we have no immediate plans to issue common stock under the Stock Agreement. If and when we do elect to sell shares to Fusion under this agreement, we expect to do so opportunistically and only under conditions deemed favorable by the Company.  Any proceeds received by the Company from sales under the Stock Agreement will be used for general corporate purposes, working capital, and/or for expansion activities.

Asset Purchase Agreements

On February 2, 2009, we issued 300,000 shares of restricted stock, valued at $186,000 based on the February 2, 2009 closing price of the Company’s common stock on the OTC Bulletin Board, in connection with two agreements to purchase the assets (primarily laboratory equipment) of two laboratories, including settlement of certain amounts due to the owners.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Purchase by the Douglas VanOort Living Trust

On March 16, 2009, the Company and the Douglas M. VanOort Living Trust entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which the Douglas M. VanOort Living Trust purchased 625,000 shares of the Company’s common stock at a purchase price of $0.80 per share (the “Subscription Shares”).  Douglas M VanOort is Chairman of the Company’s Board of Directors and Chief Executive Officer.  The Subscription Shares are subject to a two year lock-up that restricts the transfer of the Subscription Shares; provided, however, that such lock-up shall expire in the event that the Company terminates Mr. VanOort’s employment.  The Subscription Agreement also provides for certain piggyback registration rights with respect to the Subscription Shares.

On March 16, 2009, the Company and Mr. VanOort entered into a Warrant Agreement (the “Warrant Agreement”) pursuant to which Mr. VanOort, subject to the vesting schedule described below, may purchase up to 625,000 shares of the Company’s common stock at an exercise price of $1.05 per share (the “Warrant Shares”).  These warrants had an aggregate fair value of $160,267. The Warrant Shares vest based on the following vesting schedule:

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

Common Stock Purchase Agreement and Registration Rights Agreement with Abbott Laboratories

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

NOTE K – EQUIPMENT CAPITAL LEASES

From time to time, we have entered into various capital leases, primarily to fund purchases of laboratory and other equipment, including the lease agreements described below.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gulf Pointe Capital Lease Agreement

On September 30, 2008, we entered into a master lease agreement (the “Master Lease”) with Gulf Pointe Capital, LLC (“Gulf Pointe”) which provided for $130,000 of lease financing after it was determined that the lease facility with LTI described below would not allow for the leasing of certain used and other types of equipment. Three members of our Board of Directors, Steven Jones, Peter Petersen and Marvin Jaffe, are affiliated with Gulf Pointe and recused themselves from both sides of all negotiations concerning this transaction. The terms under this lease are consistent with the terms of our other lease arrangements and provided for the sale/leaseback of approximately $130,000 of used laboratory equipment. The lease has a 30 month term and a lease rate factor of 0.0397/month, which equates to monthly payments of $5,155 during the term. In consideration for entering into the Master Lease, the Company issued 32,475 common stock warrants to Gulf Pointe with an exercise price of $1.08 and a five year term. The warrants were valued at approximately $11,000 using the Black-Scholes option pricing model. At the end of the lease term, the Company’s options are as follows: (a) purchase not less than all of the equipment for its then fair market value, not to exceed 15% of the original equipment cost, (b) extend the lease term for a minimum of six months, or (c) return not less than all the equipment at the conclusion of the lease term.

On February 9, 2009, we amended our Master Lease with GulfPointe to increase the maximum size of the facility to $250,000 and entered into a second schedule under the Master Lease for the sale/leaseback of approximately $118,000 of used laboratory equipment. This second lease has a 30 month term at the same lease rate factor per month as the first lease, which equates to monthly payments of $4,690 during the term. As part of this amendment, we terminated the original warrant agreement dated September 30, 2008 and replaced it with a new warrant to purchase 83,333 shares of our common stock. Such new warrants have a five year term, an exercise price of $0.75 per share and the same vesting schedule as the original warrants. The replacement warrants were valued using the Black-Scholes option pricing model and the value did not materially differ from the valuation of the original warrants they replaced.

Leasing Technologies International Lease Agreement

On November 5, 2008, we entered into a Master Lease Agreement with Leasing Technologies International, Inc (the “LTI Lease”). The LTI Lease establishes the general terms and conditions pursuant to which we may lease up to $1,000,000 of equipment. Advances under the lease line may be made for one year by executing equipment schedules for each advance. The lease term of any equipment schedules issued under the lease line will be for 36 months. The lease rate factor applicable for each equipment schedule is 0.0327/month. If we make use of the entire lease line, the monthly rent would be $32,700. Monthly rent for the leased equipment is payable in advance on the first day of each month. At the end of the term of each equipment schedule, we may: (a) renew the lease with respect to such equipment for an additional 12 months at fair market value; (b) purchase the equipment at fair market value, which price will not be less than 10% of cost nor more than 14% of cost; (c) extend the term for an additional six months at 35% of the monthly rent paid during the initial term, after which the equipment may be purchased for the lesser of fair market value or 8% of cost; or (d) return the equipment subject to a remarketing charge equal to 6% of cost.

In 2008, we entered into Lease Schedule No. 1 to the LTI Lease for $437,300 and on May 22, 2009, July 29, 2009 and September 22, 2009, entered into Lease Schedules Nos. 2, 3 and 4 for $442,300, $40,066, and $29,218, respectively, which were used to fund laboratory and computer equipment.

As of December 31, 2009, we have been advanced $948,884 under the LTI Lease. We cannot receive any further advances under the LTI Lease.

Wells Fargo Lease Agreement

On October 2, 2009, we entered into a Master Lease Agreement with Wells Fargo Equipment Finance, Inc. (the “Wells Fargo Lease”). The Wells Fargo Lease establishes the general terms and conditions pursuant to which we may lease up to $750,000 in equipment. Advances under the lease line may be made for 180 days by executing supplemental schedules for each advance, which would have a 60 month term.

On October 2, 2009, we entered into Lease Supplement No. 1 for $265,200 which was used to acquire laboratory equipment. Supplement No. 1, which is being accounted for as a capital lease, has a term of 60 months with monthly payments of $5,396 and a $1 final purchase payment at termination.

On January 14, 2010, we entered into Lease Supplement No. 2 for $424,000 which was used to acquire laboratory equipment. Supplement No. 2, which will be accounted for as a capital lease, has a term of 60 months with monthly payments of $8,628 and a $1 final purchase payment at termination.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After entering into Supplement No. 2 on January 14, 2010, we have $60,800 available for further advances under the Wells Fargo Lease.

SunTrust Lease Agreement

On October 28, 2009, we entered into an equipment lease agreement with SunTrust Equipment Finance & Leasing Corp. (the “SunTrust Lease”). The SunTrust Lease establishes the general terms and conditions pursuant to which we may lease up to $1.5 million in equipment and other property.  Advances under the lease line may be made by executing supplemental schedules for each advance, which would have a term of 60 months.

On November 12, 2009, we entered into Lease Schedule No. 1 for $428,465 which was used to fund laboratory equipment, computer hardware and furniture and fixtures. Schedule No. 1, which is being accounted for as a capital lease, has a term of 60 months with monthly payments of $8,434 and a $1 final purchase payment at termination. As part of this schedule, the Subsidiary agreed to keep at least $1,000,000 in compensating cash balances with SunTrust as long as the subsidiary owed any monies under the schedule. This balance is accounted for as current restricted cash as we have the ability to pay-off the schedule at any time and as a result of that we have shown the principal owed on the arrangement as a current liability.

On January 19, 2010, we entered into Lease Schedule No. 2 for $289,573 which was used to fund laboratory equipment and furniture and fixtures. Schedule 2, which will be accounted for as a capital lease, has a term of 60 months with monthly payments of $5,704 and a $1 final purchase payment at termination.

After entering into Lease Schedule No. 2 on January 19, 2010, we have $781,962 available for further advances under the SunTrust Lease.

Capital Lease Obligations

The Company’s capital lease obligations expire at various times through 2014 and the weighted average interest rates under such leases approximated 13.3% at December 31, 2009. Most of these leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term.  Future minimum lease payments under capital lease obligations, including those described above, are:

Years ending December 31,
2010	$1,836,501
2011	1,058,020
2012	431,844
2013	167,863
2014	83,664
Total future minimum lease payments	3,577,892
Less amount representing interest	(569,838)
Present value of future minimum lease payments	3,008,054
Less current maturities	(1,482,326)
Obligations under capital leases – long term	$1,525,728

Property and equipment acquired under capital lease agreements (see Note D) is pledged as collateral to secure the performance of the future minimum lease payments above.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – RELATED PARTY TRANSACTIONS

Consulting Agreements

During 2009 and 2008, Steven C. Jones, a director of the Company, earned $199,600 and $176,300, respectively, for various consulting work performed in connection with his duties as Acting Principal Financial Officer and Executive Vice President of Finance.

During 2009 and 2008, George O’Leary, a director of the Company, earned $60,200 and $22,200, respectively, in cash for various consulting work performed for the Company.  On March 15, 2007, Mr. O’Leary received 50,000 stock options for work performed for the benefit of the Company and 100,000 warrants for certain consulting services performed for the Company.  The stock options had an exercise price of $0.26 per/share. These warrants had an exercise price of $1.49 per/share and a five year term.  Half of the warrants were deemed vested on issuance and the other half vested ratably over a 24 month period.  During 2009, Mr. O’Leary exercised the 100,000 warrants and the 50,000 stock options in a cash-less exercise per the terms of the agreements.  The Company issued 85,030 and 42,215 shares to settle these exercise.

On June 6, 2007, we issued to the six non-employees director’s of our board of directors a total of 550,000 warrants at $1.50/share.  Such warrants had an exercise price of $1.50/share with three year vesting and a five year final term.  These warrants were valued at approximately $280,000 on the date of issuance using the Black-Schools option pricing model and our being expensed over the vesting period.  These warrants expire in June 2012.

Laboratory Information System

On March 11, 2005, we entered into an agreement with HCSS, LLC and eTelenext, Inc. to enable NeoGenomics to use eTelenext, Inc’s Accessioning Application, AP Anywhere Application and CMQ Application.  HCSS, LLC is a holding company created to build a small laboratory network for the 50 small commercial genetics laboratories in the United States.  HCSS, LLC is owned 66.7% by Dr. Michael T. Dent, a member of our Board of Directors.  George O’Leary, a member of our Board of Directors is Chief Financial Officer of HCSS, LLC.

On June 18, 2009, we entered into a Software Development, License and Support Agreement with HCSS, LLC and eTelenext, Inc. to upgrade the Company’s laboratory information system to APvX.  .  The estimated costs for the development and migration phase are anticipated to be approximately $75,000 and are expected to be completed in April 2010.  This agreement has an initial term of five years from the date of acceptance and calls for monthly fees of $8,000-$12,000 during the term.  During the years ended December 31, 2009 and 2008, HCSS earned approximately $87,675 and approximately $99,900, respectively, for transaction fees related to completed tests.

During 2009, eTelenext and HCSS were merged to form PathCenter, Inc.  Dr. Michael T. Dent and Mr. George O’Leary have beneficial ownership of 12.2% and 4.6%, respectively of PathCenter, Inc.

Gulf Pointe Capital Lease Agreement

See Note K for a description of our lease agreement with Gulf Pointe Capital, LLC, an entity with which three members of our Board of Directors, Steven Jones, Peter Petersen and Marvin Jaffe, are affiliated.

NOTE M – POWER 3 MEDICAL PRODUCTS, INC.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 24, 2010, Power3 had still failed to meet at least four of the five preconditions specified in the Letter Agreement.  As a result of this failure to meet the pre-conditions specified in the Letter Agreement, we believe that all of our options to acquire interests in Power3 and license their Intellectual Property are still in full force and effect and we have notified Power3 that we are reserving all of our rights under the Letter Agreement.   We have also notified Power3 that they are in default of their obligations under the Debenture by failing to pay interest due since September 2008 and principal which was due April 17, 2009, and that as a result of such default, we were demanding the accelerated payment of the full principal and any accrued interest under the Debenture.  We intend to vigorously pursue all remedies in this matter.

NOTE N – RETIREMENT PLAN

We maintain a defined-contribution 401(k) retirement plan covering substantially all employees (as defined).  Our employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation.  In addition, we match any employees’ contributions on a dollar to dollar basis up to 1% of the respective employee’s salary.  We made matching contributions of approximately $50,798 and $41,000 during the years ended December 31, 2009 and 2008, respectively.

NOTE O – SUBSEQUENT EVENTS

Equipment Leases

As described in Note K, on January 14, 2010 and January 19, 2010, we entered into additional capital leases under our lease facilities with Wells Fargo and SunTrust, respectively.

Third Amendment to Revolving Credit and Security Agreement

On March 26, 2010, we entered into an amendment (the “Third Amendment”) to the credit facility agreement with CapitalSource (see Note H), for which we paid CapitalSource an amendment fee of $25,000.  The Third Amendment waived events of default relating to our failure to comply with the Fixed Charge Coverage Ratio for the Test Periods ended January 31, 2010 and February 28, 2010. The Third Amendment also revised the Fixed Charge Coverage Ratio calculation for the Test Period ending March 31, 2010 to permit us to add amounts of unrestricted cash, unrestricted cash equivalents and unused availability to Adjusted EBITDA for purposes of the test. For each monthly Test Period after March 31, 2010, the calculation of the Coverage Ratio will revert to Adjusted EBITDA, without adjustment for such amounts.

End of Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer (“PEO”) and principal financial officer (“PFO”), as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our PEO and PFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the PEO and PFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management evaluated our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and with further guidance for internal controls for smaller reporting companies provided by the SEC’s new Interpretive Guidance in Release No. 34-55929. As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

Remediation of Material Weaknesses

As of December 31, 2009, the Company has remediated the following material weakness noted in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008:

•
The Company’s internal controls over excel spreadsheets used for financial reporting have been improved, because critical spreadsheets are now password protected, maintained on a protected drive, subject to logic testing, cell formula testing and locking and contain appropriate input controls.

Changes in Internal Control over Financial Reporting

In the fourth quarter of 2009, the Company improved its internal control over financial reporting through the following:

•	The Company automated its consolidated financial statement reporting process by utilizing the functions available in its accounting system software package.

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

Robert J. Feeney Ph.D.

The employment of Robert J. Feeney, formerly the Company’s Vice President of Business Development ended on January 6, 2010.

Third Amendment to Revolving Credit and Security Agreement

On March 26, 2010, we entered into an amendment (the “Third Amendment”) to the credit facility agreement with CapitalSource (see Note H), for which we paid CapitalSource an amendment fee of $25,000.  The Third Amendment waived events of default relating to our failure to comply with the Fixed Charge Coverage Ratio for the Test Periods ended January 31, 2010 and February 28, 2010. The Third Amendment also revised the Fixed Charge Coverage Ratio calculation for the Test Period ending March 31, 2010 to permit us to add amounts of unrestricted cash, unrestricted cash equivalents and unused availability to Adjusted EBITDA for purposes of the test. For each monthly Test Period after March 31, 2010, the calculation of the Coverage Ratio will revert to Adjusted EBITDA, without adjustment for such amounts.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our members of the Board of Directors and other executives as of March 24, 2010:

Name	Age	Position

Board of Directors:
Douglas VanOort	54	Chairman of the Board of Director’s and Chief Executive Officer,
Robert P. Gasparini	55	President and Chief Science Officer, Board Member
Steven C. Jones	46	Executive Vice President of Finance, Board Member
Michael T. Dent	45	Board Member
George G. O’Leary	47	Board Member
Peter M. Peterson	53	Board Member
Marvin E. Jaffe	73	Board Member
William J. Robison	73	Board Member
Other Executives:
George Cardoza	48	Chief Financial Officer
Jack G. Spitz	54	Vice President of Laboratory Operations
Grant Carlson	42	Vice President of Sales and Marketing
Matthew William Moore	36	Vice President of Research and Development
Jerome J. Dvonch	41	Director of Finance and Principal Accounting Officer

Members of the Company’s Board of Directors are elected at the annual meeting of stockholders and hold office until their successors are elected. The Company’s officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

The Company, Michael Dent, Aspen Select Healthcare L.P. (“Aspen”), John Elliot, Steven Jones and Larry Kuhnert are parties to the Amended and Restated Shareholders’ Agreement dated March 21, 2005, as amended, that, among other provisions, gives Aspen, our largest stockholder, the right to elect three out of the eight directors authorized for our Board of Directors, and to nominate one mutually acceptable independent director.  In addition, Michael Dent and the executive management of the Company has the right to elect one director for our Board of Directors, until the earlier of (i) Dr. Dent’s resignation as an officer or director of the Company or (ii) the sale by Dr. Dent of 50% or more of the number of shares of our common stock that he held on March 21, 2005.

Douglas M. VanOort, – Chairman of the Board of Directors and Chief Executive Officer

Mr. VanOort has served as the Chairman of the Board of Directors and Chief Executive Officer of NeoGenomics since October 28, 2009. Prior to that he served as Chairman of the Board of Directors, Executive Chairman and Interim Chief Executive Officer from March 2009 to October 2009. He has been an Operating Partner with Summer Street Capital Partners since 2004 and a Founding Partner of Conundrum Capital Partners since 2000. From 1995 to 1999, he served as the Senior Vice President Operations for Quest Diagnostics, Incorporated. During this period Quest Diagnostics grew to approximately $1.5 billion in annual revenue through both organic growth and mergers and acquisitions. From 1982 to 1995, Mr. VanOort served in various positions at Corning Incorporated and ultimately held the position of Executive Vice President and CFO of Corning Life Sciences, Inc. In 1995, Corning spun off Corning Life Sciences, Inc. into two companies, Quest Diagnostics and Covance, Inc. Mr. VanOort serves as a member of the Board of Directors of Palladian Health, International Climbing Machines, Inc. and Bio HiTech, Inc. In addition, since 2000, Mr. VanOort has served as the Chairman, Co-Founder and Co-Owner of Vision Ace Hardware, LLC, a retail hardware chain. Mr. VanOort is a graduate of Bentley College.

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

Steven C. Jones – Executive Vice President Finance, Board Member

Mr. Jones has served as a director since October 2003 and as Executive Vice President of Finance since November 30, 2009. Mr. Jones served as Chief Financial Officer for the Company prior to November 30, 2009. He is a Managing Director in Medical Venture Partners, LLC, a venture capital firm established in 2003 for the purpose of making investments in the healthcare industry. Mr. Jones is also the co-founder and Chairman of the Aspen Capital Group and has been President and Managing Director of Aspen Capital Advisors since January 2001. Prior to that Mr. Jones was a chief financial officer at various public and private companies and was a Vice President in the Investment Banking Group at Merrill Lynch & Co. Mr. Jones received his B.S. degree in Computer Engineering from the University of Michigan in 1985 and his MBA degree from the Wharton School of the University of Pennsylvania in 1991. He is also Chairman of the Board T3 Communications, Inc. and serves on the Board of Directors of Disc Motion Technologies, Inc.

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

George G. O’Leary – Board Member

Mr. O’Leary is a director of NeoGenomics and is currently running his own consulting firm, SKS Consulting of South Florida Corp. where he consults for NeoGenomics as well as several other companies. Mr. O’Leary is also a board member of NeoMedia Technologies, Inc, and is Chairman of the Board of Director’s for Isonics Corporation. He is also acting CFO for Isonics Corportion. Prior to that he was President of US Medical Consultants, LLC. Prior to assuming his duties with US Medical, he was a consultant to the company and acting Chief Operating Officer. Prior to NeoGenomics, Mr. O’Leary was the President and CFO of Jet Partners, LLC from 2002 to 2004. During that time he grew annual revenues from $12 million to $17.5 million. Prior to Jet Partners, Mr. O’Leary was CEO and President of Communication Resources Incorporated (CRI) from 1996 to 2000. During that time he grew annual revenues from $5 million to $40 million. Prior to CRI, Mr. O’Leary held various positions including VP of Operations for Cablevision Industries from 1987 to 1996. Mr. O’Leary was a CPA with Peat Marwick Mitchell from 1984 to 1987. He received his BBA in Accounting from Siena College in Albany, New York.

Peter M. Peterson – Board Member

Mr. Peterson is a director of NeoGenomics and is the founder of Aspen Capital Partners, LLC which specializes in capital formation, mergers & acquisitions, divestitures, and new business start-ups. Prior to forming Aspen Capital Partners, Mr. Peterson was Managing Director of Investment Banking with H. C. Wainwright & Co. Prior to Wainwright, Mr. Peterson was president of First American Holdings and Managing Director of Investment Banking. Prior to First American, he served in various investment banking roles and was the co-founder of ARM Financial Corporation. Mr. Peterson was one of the key individuals responsible for taking ARM Financial public on the OTC market and the American Stock Exchange. Under Mr. Peterson’s financial leadership, ARM Financial Corporation was transformed from a diversified holding company into a national clinical laboratory company with 14 clinical laboratories and ancillary services with over $100 million in assets. He has also served as an officer or director for a variety of other companies, both public and private. Mr. Peterson earned a Bachelor of Science degree in Business Administration from the University of Florida.

Marvin E. Jaffe, MD – Board Member

Dr. Jaffe, who is retired, spent his entire working career in the pharmaceutical industry and has been responsible for the pre-clinical and clinical development of new drugs and biologics in nearly every therapeutic area. He began his career at Merck & Co and spent 18 years with Merck, rising to the position of Senior Vice-President of Medical Affairs. After leaving Merck, Dr. Jaffe became the founding President of the R.W. Johnson Pharmaceutical Research Institute (PRI), a Johnson & Johnson Company. PRI was established for the purpose of providing globally integrated research and development support to several companies within the J&J pharmaceutical sector. Dr. Jaffe retired from Johnson & Johnson in 1994 and currently serves as a consultant and board member to the biopharmaceutical and biotechnology industries. He was on the Board of Immunomedics, Inc., and on the Boards of Genetic Therapy, Inc., Vernalis Group, plc., Celltech Group, plc. and Matrix Pharmaceuticals which were acquired by other companies. He is on the Scientific Advisory Boards of the Seaver Foundation and the Jefferson Medical College Hospital for Neuroscience. He is a partner of Naimark Associates which consults to the biopharmaceutical industry.

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

George Cardoza – Chief Financial Officer

Mr. Cardoza has served as Chief Financial Officer since November 2009.  Prior to that from March 2008 to November 2009, Mr. Cardoza served as the Chief Financial Officer of Protocol Global Solutions, Inc., a privately held international marketing company. Mr. Cardoza also served as the Controller of Protocol Global Solutions from March 2006 to March 2008. From April 1991 to March 2006, Mr. Cardoza was employed by Quest Diagnostics Inc., a diagnostic testing, information and services company, in a number of positions, including the position of Controller—Central Region from 2001 to March 2006.  At Quest Mr. Cardoza was responsible for overseeing all the financial operations of the Central Region, which had sales of over $1.2 billion in 2006.  Prior to his time with Quest, he worked for Sony Music Entertainment Inc. and the Continental Grain Company in various financial roles.  Mr. Cardoza received his B.S. from Syracuse University in finance and accounting and has received his M.B.A. from Michigan State University.

Jack G. Spitz – Vice President of Laboratory Operations

Mr. Spitz has served as Vice President of Laboratory Operations since December 2009.  Prior to that Mr. Spitz most recently served as Executive Director of Operations for Dermpath Diagnostics, a division of Quest Diagnostics, and formerly a division of Ameripath, Inc., where he was responsible for running operations of five (5) dermatopathology laboratories across the Southeast United States. Prior to joining Ameripath in 2006, Mr. Spitz was employed by Genova Diagnostics, an international esoteric clinical laboratory, as Director of Laboratory Operations from 2000 to 2006. While at Genova Diagnostics, in addition to operational responsibilities, Mr. Spitz was also involved in many R&D projects, including ground up development of a genetic testing laboratory and he was responsible for the transition of tests from R&D to operations. Mr. Spitz received a B.A. degree in Pharmacy from the Medical University of South Carolina and a B.A. degree in Microbiology from the University of South Florida.

Grant Carlson – Vice President of Sales and Marketing

Mr. Carlson has served as Vice President of Sales and Marketing since July 2009.  Mr. Carlson had previously served as a consultant to the Company since December 2008.  Prior to that Mr. Carlson served as the President and Chief Executive Officer of Calgenex Corporation, a nutraceutical company which he co-founded, from March 2006 to June 2008.  From April 2004 to February 2006, Mr. Carlson served as President and Chief Operating Officer of Nanobac Pharmaceuticals Incorporated, a pharmaceutical and diagnostic company.  Mr. Carlson served as Vice President, Marketing and Business Development of Agilix Corporation, a functional genomics company, from April 2001 to April 2004.  From January 1989 to April 2001, Mr. Carlson was employed by Dianon Systems, Inc., an anatomic pathology laboratory, lastly in the position of Vice President, Marketing & Business Development.  Mr. Carlson received a B.S. degree in Kinesiology from the University of California, Los Angeles.

Mathew William Moore, Ph.D. – Vice President of Research and Development

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

Nomination Criteria

Members of our board of director were nominated to serve as directors based on reasons that included among others, their experience in health related businesses or their business acumen as described above in their biographies.

Audit Committee Expert

Mr. O’Leary is the chair of the audit committee and is the audit committee financial expert, as defined by Item 407 of Regulation S-K of the Securities Act of 1933, as amended.  For Audit Committee Mr. O’Leary is not considered to be “independent” pursuant to NASDAQ Listing Rule 5605.

Code of Ethics

The Company adopted a Code of Ethics for its senior financial officers and its principal executive officer during 2004 as filed as an exhibit to our Annual Report on Form 10-KSB dated April 16, 2005.  A copy of the Code of Ethics may be obtained, free of charge, by writing to the Secretary of NeoGenomics, Inc., 12701 Commonwealth Drive, Suite 9, Fort Myers, Florida 33913.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned and accrued, in all capacities, during the fiscal years ended December 31, 2009 and 2008, by our Named Executive Officers.

Name and Principal Position	Year	Salary	Bonus	Stock Award	Option Award(1)	Non- Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All Other Compensation	Total

Douglas VanOort (3)	2009	$218,846	$37,500	$-	$203,479	$-	$-	$-	$459,825
Chief Executive Officer and Chairman of the Board

Robert P. Gasparini	2009	$249,968	$20,000	$-	$72,372	$-	$-	$-	$342,340
President and Chief	2008	$235,872	$35,000	$-	$89,985	$-	$-		$360,857
Science Officer

Grant Carlson(2)	2009	$97,569	$12,000	$-	$23,570	$-	$-	$110,802	$243,941
V.P. of Sales and	2008	$-	$-	$-	$-	$-	$-	$17,517	$17,517
Marketing

(1)
See Item 8, Note F for a description on the valuation methodology of stock option awards and warrants.  Mr. VanOort was granted warrants to purchase 625,000 shares of common stock and the stock compensation expense related to these warrants has been included in option awards.

(2)
Mr. Carlson acted as a consultant to the Company from December 2008 until his hire date in July 2010 and received $105,102 for those services and he also received a $4,200 car allowance and a $1,500 cell phone allowance.

(3)	Mr. VanOort began in March 2009 as Executive Chairman and Interim Chief Executive Officer and began as full time Chief Executive Officer in October 2009.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2009.

	Option Awards

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un- exercisable		Equity Incentive Plan Awards- Number of Securities Underlying Unexercised & Unearned Options	Option Exercise Price	Option Expiration Date

Doug VanOort	200,000	800,000	(1)	-	$0.80	3/15/2016
Chief Executive Officer and Chairman of the Board of Directors

Robert P. Gasparini	575,000	-		175,000	0.25	1/1/2015
President and Chief	100,000	-		150,000	1.47	2/13/2017
Science Officer	292,000	292,000	(2)(3)	200,000	0.80	3/12/2015
	50,000	100,000	(3)	50,000	0.62	2/9/2019

Grant Carlson	18,750	131,250	(1)	-	1.32	7/22/2014
V.P. of Sales and
Marketing

(1)	Please see Note G of the consolidated financial statements for a vesting detail.

(2)
288,000 of the options are time-based and vest monthly from January 2009 through December 2011; the remaining 300,000 options have annual performance measures that are tied to each of the next three years

(3)	Relates to a cancelation of certain performance options which resulted in a new option grant of performance options.

Director Compensation

Each of our non-employee directors is entitled to receive cash compensation.  As of December 31, 2009 the reimbursement was as follows:

•	$1,000 for each board meeting physically attended
•	$500 for each board meeting attended via conference call
•	$5,000 for each calendar quarter served as director
•	$150 per hour for all hours worked as part of any committee

We also reimburse our directors for out of pocket expenses incurred in connection with attendance at board and committee meetings.  The following table provides information concerning the compensation of our directors for the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash	Stock Awards	Warrant/ Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Michael T. Dent (2)	$27,800	$-	$17,000	$-	$-	$-	$44,800

Steven Jones (2)	26,600	-	17,000	-	-	199,600	243,200

George O'Leary (2)	30,350	-	17,000	-	-	60,200	107,550

Peter Peterson (2)	26,800	-	17,000	-	-	-	43,800

William Robison (3)	31,918	-	17,000	-	-	-	48,918

Marvin Jaffe (3)	26,100	-	17,000	-	-	-	43,100

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

(2)	Awarded on June 6, 2007 a warrant to purchase 100,000 shares of common stock as board member compensation. Such warrants were valued at $51,000 using the Black-Scholes option/warrant valuation model.

(3)
Awarded on June 6, 2007 a warrant to purchase 75,000 shares of common stock as board member compensation on June 6, 2007.  Such warrants were valued at $38,000 using the Black-Scholes option/warrant valuation model.

(4)	Other compensation for Mr. Jones reflects his consulting compensation for serving as our Executive Vice President of Finance and Acting Principal Financial Officer.

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

Employment Agreements

Please see Note G of the financial statements for disclosures with respect to the employment agreements and offer letters, if applicable, to which certain of the named executive officers described in the above Summary Compensation Table are subject.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 24, 2010, with respect to each person known by the Company to own beneficially more than 5% of the Company’s outstanding common stock, each director and officer of the Company and all directors and executive officers of the Company as a group.  The Company has no other class of equity securities outstanding other than common stock.

Title of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership (1)	Percent Of Class(1)

Common	Aspen Select Healthcare, LP (2) 1740 Persimmon Drive, Suite 100 Naples, Florida 34109	11,666,155	28.9%

Common	Steven C. Jones (3) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	12,779,679	31.4%

Common	Michael T. Dent, M.D. (4) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	2,487,079	6.6%

Common	Douglas M. VanOort (5) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	1,186,500	3.1%

Common	Robert P. Gasparini (6) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	1,178,275	3.1%

Common	George O’Leary (7) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	197,917	*

Common	Peter M. Peterson (8) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	12,001,817	29.7%

Common	William J. Robison (9) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	142,630	*

Common	Marvin E. Jaffe, M.D. (10) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	94,346	*

Common	George Cardoza (11) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	9,000	*

Common	Grant Carlson (12) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	24,850	*

Common	Matthew W. Moore (13) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	76,875	*

Common	Jack G. Spitz c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	-	*

Common	Jerome J. Dvonch (14) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	162,167	-

Common	Directors and Officers as a Group (11 persons) (15)	18,587,233	42.6%

Common	SKL Family Limited Partnership (16) 984 Oyster Court Sanibel, FL 33957	2,900,000	7.6%

Common	1837 Partners, LP., 1837 Partners, QP,LP., and 1837 Partner Ltd. (1837 RMB Managers, LLC) (17) 115 South LaSalle St., 34th Floor Chicago, IL 60603	3,481,175	9.4%

Common	Blair R. Haarlow (18) c/o RMB Capital 115 South LaSalle St., 34th Floor Chicago, IL 60603	3,927,585	10.6%

Common	Francis Tuite (19) c/o RMB Capital 115 South LaSalle St., 34th Floor Chicago, IL 60603	3,524,175	9.5%

*         Less than one percent (1%)

(1)
The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of March 23, 2010, through the exercise of any stock option or other right.  As of March 23, 2010, 37,211,092 shares of the Company’s common stock were outstanding.

(2)
Aspen Select Healthcare, LP (Aspen) has direct ownership of 5,905,279 shares and has certain warrants to purchase 3,050,000 shares, all of which are exercisable within 60 days of March 23, 2010.  Also includes 2,710,876 shares to which Aspen has received a voting proxy.  The general partner of Aspen is Medical Venture Partners, LLC, an entity controlled by Steven C. Jones and Peter M. Peterson.

(3)
Steven C. Jones, Executive Vice President - Finance and director of the Company, has direct ownership of 391,164 shares and warrants exercisable within 60 days of March 23, 2010 to purchase an additional 125,215 shares.  Totals for Mr. Jones also include (i) 129,412 shares owned by Aspen Opportunity Fund, LP, an investment partnership  that Mr. Jones and Mr. Peterson control, (ii) 107,143 shares owned by Jones Network, LP, a family limited partnership that Mr. Jones controls, (iii) warrants exercisable within 60 days of March 16, 2010 to purchase 250,000 shares, that are owned by Aspen Capital Advisors, LLC, a company that Mr. Jones controls, (iv) warrants exercisable within 60 days of March 23, 2010 to purchase 83,333 shares that are owned by Gulf Pointe Capital, LLC, a company that Mr. Jones and Mr. Peterson control, and (v) 27,257 shares held in certain individual retirement and custodial accounts.  In addition, as a managing member of the general partner of Aspen, he has the right to vote all shares controlled by Aspen, thus all Aspen shares and currently exercisable warrants have been added to his total (see Note 2).

(4)
Michael T. Dent, M.D. is a director of the Company.  Dr. Dent’s beneficial ownership includes 900,000 shares held in a trust for the benefit of Dr. Dent’s children (of which Dr. Dent and his attorney are the sole trustees), warrants exercisable within sixty days of March 23, 2010 to purchase 170,909 shares and options exercisable within sixty days of March 23, 2010 to purchase 400,000 shares.  Dr. Dent’s beneficial ownership also includes 1,016,170 shares owned directly by Dr. Dent’s spouse.

(5)
Douglas M. VanOort, the Chairman and CEO of the Company, has direct ownership of 636,500 shares, warrants exercisable within 60 days of March 23, 2010 to purchase 125,000 shares of stock and options exercisable within sixty days of March 23, 2010 to purchase 425,000 shares.

(6)	Robert P. Gasparini, President of the Company, has direct ownership of 145,275 shares and options exercisable within 60 days of March 23, 2010 to purchase 1,033,000 shares.

(7)	George O’Leary, a director of the Company, has direct ownership of warrants exercisable within 60 days of March 23, 2010 to purchase 197,917 shares.

(8)
Peter M. Peterson, a director of the Company, has direct ownership of warrants exercisable within 60 days of March 23, 2010 to purchase 97,917 shares.  In addition, as a managing member of the general partner of Aspen, he has the right to vote all shares controlled by Aspen, thus all Aspen shares and currently exercisable warrants have been added to his total (see Note 2).  Mr. Peterson’s beneficial ownership also includes (i) warrants exercisable within 60 days of March 23, 2010 to purchase an additional 83,333 shares that are owned by Gulf Pointe Capital, LLC, a company that Mr. Jones and Mr. Peterson control, and (ii) 129,412 shares owned by Aspen Opportunity Fund, LP, an investment partnership that Mr. Jones and Mr. Peterson control.

(9)	William J. Robison, a director of the Company, has direct ownership of 69,713 shares and warrants exercisable within 60 days of March 23, 2010 to purchase 72,917 shares.

(10)	Marvin E. Jaffe, M.D., a director of the Company, has direct ownership of 21,429 shares and warrants exercisable within 60 days of March 23, 2010 to purchase 72,917 shares.

(11)	George Cardoza, Chief Financial Officer, has direct ownership of 9,000 shares.

(12)	Grant Carlson, Vice President of Sales and Marketing, has direct ownership of 6,100 shares and options exercisable within 60 days of March 23, 2010 to purchase 18,750 shares.

(13)	Matthew W. Moore, Vice President of Research and Development, has options exercisable within 60 days of March 23, 2010 to purchase 76,875 shares.

(14)	Jerome J. Dvonch, Principal Accounting Officer, has options exercisable within 60 days of March 23, 2010 to purchase 162,167 shares.

(15)	The total number of shares listed does not double count the shares that may be beneficially attributable to more than one person.

(16)
SKL Family Limited Partnership has direct ownership of 2,000,000 shares and warrants exercisable within 60 days of March 23, 2010 to purchase 900,000 shares.   The general partners of the SKL Family Limited Partnership are the Kent Logan Irrevocable Trust u/t/d 2/6/2008 and the Lance Logan Irrevocable Trust u/t/d 2/6/2008, with Kent Logan and Lance Logan as co-trustees of each trust.

(17)
1837 RMB Managers, LLC and its affiliates have direct ownership of 3,481,175 shares.  1837 RMB Managers, LLC acts as the general partner and makes all the investment decisions for 1837 Partners LP., 1837 Partners QP, LP and 1837 Partners LTD who own the shares listed.

(18)
Blair R. Haarlow has direct ownership of 80,500 shares and controls certain trusts which own 365,910 shares.  In addition, as a managing member of 1837 RMB Managers, LLC, he has the right to vote all shares controlled by 1837 RMB Managers, thus all shares and currently exercisable warrants owned or controlled by 1837 RMB Managers, LLC have been added to his total (see Note 17).

(19)
Frances E. Tuite has direct ownership of 43,000 shares.  In addition, as a managing member of 1837 RMB Managers, LLC, she has the right to vote all shares controlled by 1837 RMB Managers, thus all shares and currently exercisable warrants owned or controlled by 1837 RMB Managers, LLC have been added to her total (see Note 17).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Consulting Agreements

During 2009 and 2008, Steven C. Jones, a director of the Company and Executive Vice President of Finance, earned $199,600 and $176,300, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance and Acting Principal Financial Officer.

During 2009 and 2008, George O’Leary, a director of the Company, earned $60,200 and $22,200, respectively, in cash for various consulting work performed for the Company.  On January 18, 2006, Mr. O’Leary received 50,000 stock options for work performed for the benefit of the Company.  The stock options had an exercise price of $0.26 per/share. On March, 15, 2007, Mr. O’Leary received 100,000 warrants for certain consulting services performed for the Company.  These warrants had an exercise price of $1.49 per/share and a five year term.  Half of the warrants were deemed vested on issuance and the other half vested ratably over a 24 month period.  During 2009, Mr. O’Leary exercised the 100,000 warrants and the 50,000 stock options in a cash-less exercise per the terms of the agreements.  The Company issued 85,030 and 42,215 shares to settle these exercises.

On June 6, 2007, we issued to the six non-employee director’s of our board of directors a total of 550,000 warrants.  Such warrants had an exercise price of $1.50/share with three year vesting and a five year final term.  These warrants were valued at approximately $280,000 on the date of issuance using the Black-Scholes option pricing model and our being expensed over the vesting period.  These warrants expire in June 2012.

Laboratory Information System

On March 11, 2005, we entered into an agreement with HCSS, LLC and eTelenext, Inc. to enable NeoGenomics to use eTelenext, Inc’s Accessioning Application, AP Anywhere Application and CMQ Application. HCSS, LLC is a holding company created to build a small laboratory network for the 50 small commercial genetics laboratories in the United States. HCSS, LLC is owned 66.7% by Dr. Michael T. Dent, a member of our Board of Directors. George O’Leary, a member of our board of directors is Chief Financial Officer of HCSS, LLC.

On June 18, 2009, we entered into a Software Development, License and Support Agreement with HCSS, LLC and eTelenext, Inc. to upgrade the Company’s laboratory information system to APvX. . The estimated costs for the development and migration phase are anticipated to be approximately $75,000 and are expected to be completed in April 2010. This agreement has an initial term of 5 years from the date of acceptance and calls for monthly fees of $8,000-$12,000 during the term. During the years ended December 31, 2009 and 2008, HCSS earned approximately $87,675 and approximately $99,900, respectively, for transaction fees related to completed tests.

During 2009, eTelenext and HCSS were merged to form PathCenter, Inc.  Dr. Michael T. Dent and Mr. George O’Leary have beneficial ownership of 12.2% and 4.6%, respectively of PathCenter, Inc.

Gulf Pointe Capital Lease Agreement

On September 30, 2008, we entered into a master lease agreement (the “Master Lease”) with Gulf Pointe Capital, LLC (“Gulf Pointe”) which provided for $130,000 of lease financing after it was determined that the lease facility with Leasing Technologies International, Inc. would not allow for the leasing of certain used and other types of equipment. Three members of our Board of Directors, Steven Jones, Peter Petersen and Marvin Jaffe, are affiliated with Gulf Pointe and recused themselves from both sides of all negotiations concerning this transaction. The terms under this lease are consistent with the terms of our other lease arrangements and provided for the sale/leaseback of approximately $130,000 of used laboratory equipment. The lease has a 30 month term and a lease rate factor of 0.0397/month, which equates to monthly payments of $5,155 during the term. In consideration for entering into the Master Lease, the Company issued 32,475 common stock warrants to Gulf Pointe with an exercise price of $1.08 and a five year term. The warrants were valued at approximately $11,000 using the Black-Scholes option pricing model. At the end of the lease term, the Company’s options are as follows: (a) purchase not less than all of the equipment for its then fair market value, not to exceed 15% of the original equipment cost, (b) extend the lease term for a minimum of six months, or (c) return not less than all the equipment at the conclusion of the lease term.

On February 9, 2009, we amended our Master Lease with GulfPointe to increase the maximum size of the facility to $250,000 and entered into a second schedule under the Master Lease for the sale/leaseback of approximately $118,000 of used laboratory equipment. This second lease has a 30 month term at the same lease rate factor per month as the first lease, which equates to monthly payments of $4,690 during the term. As part of this amendment, we terminated the original warrant agreement dated September 30, 2008 and replaced it with a new warrant to purchase 83,333 shares of our common stock. Such new warrants have a five year term, an exercise price of $0.75 per share and the same vesting schedule as the original warrants. The replacement warrants were valued using the Black-Scholes option pricing model and the value did not materially differ from the valuation of the original warrants they replaced.

Share Purchase by the Douglas M. VanOort Living Trust

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

On March 16, 2009, the Company and Mr. VanOort entered into a Warrant Agreement (the “Warrant Agreement”) pursuant to which Mr. VanOort, subject to the vesting schedule described below, may purchase up to 625,000 shares of the Company’s common stock at an exercise price of $1.05 per share (the “Warrant Shares”).  These warrants had an aggregate fair value of $160,267. The Warrant Shares vest based on the following vesting schedule:

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

Independent Directors

Mr. O’Leary and Mr. Robinson are considered to be “independent” as that term is defined by NASDAQ Listing Rule 5605.

The Audit Committee is comprised of Mr. Petersen and Mr. O’Leary.  For Audit Committee purposes, neither Mr. Petersen nor Mr. O’Leary are considered to be “independent” pursuant to NASDAQ Listing Rule 5606.  Mr. O’Leary is the chair of the audit committee and the audit committee expert.

The Compensation Committee is comprised of Mr. Robison, Mr. Jones, and Dr. Dent.  Mr. Jones and Dr. Dent are not considered “independent” as that term is defined by NASDAQ Listing Rule 5605.  Mr. Robison is the chair of the compensation committee.

The Compliance Committee is comprised of Mr. Jones and Dr. Jaffe.  Mr. Jones and Dr. Jaffe are not considered “independent” as that term is defined by NASDAQ Listing Rule 5605.  Mr. Jones is the chair of the compliance committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants Kingery and Crouse, P.A. with respect to our last two fiscal years:

	2009	2008
Audit fees	$102,000	$76,000
Audit-related fees	-	-
Tax fees	11,000	6,000
All other fees	10,000	11,000

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K

Exhibits:

Exhibit No.	Description of Exhibit	Location

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on February 10, 1999

3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2002	Incorporated by reference to the Company’s Annual Report on Form 10-KSB as filed with the SEC on May 20, 2003

3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003	Incorporated by reference to the Company’s Annual Report on Form 10-KSB as filed with the SEC on May 20, 2003

3.4	Amended and Restated Bylaws	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 14, 2009

4.1	Amended and Restated Equity Incentive Plan effective as of March 3, 2009	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.1	Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.2	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.3	Guaranty of NeoGenomics, Inc., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.4	Stock Pledge Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.5	Warrants issued to Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

Exhibit No.	Description of Exhibit	Location

10.6	Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.7	Amended and Restated Shareholders’ Agreement dated March 23, 2005 among Neogenomics, Inc., a Nevada corporation, Michael Dent, Aspen Select Healthcare, LP, John Elliot, Steven Jones and Larry Kuhnert	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on November 28, 2008

10.8	Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.9	Registration Rights Agreement with Cornell Capital Partners, L.P. related to the Standby Equity Distribution dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.10	Placement Agent Agreement with Spartan Securities Group, Ltd., related to the Standby Equity Distribution dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.11	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB as filed with the SEC on April 1, 2006

10.12	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB as filed with the SEC on April 1, 2006

10.13	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB as filed with the SEC on April 1, 2006

10.14	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB as filed with the SEC on April 1, 2006

10.15	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB as filed with the SEC on April 1, 2006

Exhibit No.	Description of Exhibit	Location

10.16	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB as filed with the SEC on April 1, 2006

10.17	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB as filed with the SEC on April 1, 2006

10.18	Agreement with Power3 Medical Products, Inc. regarding the Formation of Joint Venture & Issuance of Convertible Debenture and Related Securities	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, as filed with the SEC on April 2, 2007

10.19	Securities Purchase Agreement, dated April 17, 2007, by and between NeoGenomics, Inc. and Power3 Medical Products, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB, as filed with the SEC on May 15, 2007

10.20	Convertible Debenture, dated April 17, 2007, issued by Power3 Medical Products, Inc. to NeoGenomics, Inc. in the principal amount of $200,000	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB, as filed with the SEC on May 15, 2007

10.21	Letter Agreement, by and between NeoGenomics, Inc. and Noble International Investments, Inc.	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.22	Subscription Documents	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.23	Investor Registration Right Agreement	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.24	Credit Agreement, dated February 1, 2008, by and between NeoGenomics, Inc., the Nevada corporation, NeoGenomics, Inc., the Florida corporation, and CapitalSource Finance LLC	Incorporated by reference to the Company’s Report on Form 8-K for the SEC filed February 7, 2008.

10.25	Employment Agreement, dated March 12, 2008, between Neogenomics, Inc. and Mr. Robert P. Gasparini	Incorporated by reference to the Company’s Annual Report on Form 10-KSB as filed with the SEC on April 14, 2008
10.26	Employment Agreement, dated June 24, 2008, between Neogenomics, Inc. and Mr. Jerome Dvonch	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 14, 2008

Exhibit No.	Description of Exhibit	Location

10.27	Common Stock Purchase Agreement, dated November 5, 2008, between Neogenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed November 7, 2008

10.28	Registration Rights Agreement, dated November 5, 2008, between Neogenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed November 7, 2008

10.29	Master Lease Agreement, dated November 5, 2008, between Neogenomics, Inc., a Florida corporation, and Leasing Technologies International Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed November 7, 2008

10.30	Guaranty Agreement, dated November 5, 2008, between Neogenomics, Inc., a Nevada corporation, and Leasing Technologies International, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed November 7, 2008

10.31
First Amendment to Revolving Credit and Security Agreement, dated November 3, 2008, among Neogenomics, Inc., a Florida corporation, Neogenomics, Inc., a Nevada corporation, and CapitalSource Finance LLC
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed November 7, 2008

10.32	Employment Agreement, dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.33	Subscription Agreement dated March 16, 2009 between the Douglas M. VanOort Living Trust and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.34	Warrant Agreement dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.35	Second Amendment to Revolving Credit and Security Agreement, dated April 14, 2009, among NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2009

Exhibit No.	Description of Exhibit	Location

10.36	Common Stock Purchase Agreement dated July 24, 2009 between NeoGenomics, Inc. and Abbott Laboratories	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 30, 2009

10.37	Registration Rights Agreement dated July 24, 2009 between NeoGenomics, Inc. and Abbott Laboratories	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 30, 2009

10.38	Employment Letter dated July 22, 2009 between NeoGenomics, Inc. and Grant Carlson	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 30, 2009

10.39	Strategic Supply Agreement dated July 24, 2009, between NeoGenomics Laboratories, Inc. and Abbott Molecular Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed August 7, 2009

10.40	Amended and Restated Employment Agreement dated October 28, 2009 between NeoGenomics, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2009

10.41	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and George Cardoza	Provided herewith.

10.42	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and Jack G. Spitz	Provided herewith.

10.43	Third Amendment to Revolving Credit and Security Agreement dated March 26, 2010 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Provided herewith.

14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2005

21.1	Subsidiaries of Neogenomics, Inc.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2009

Exhibit No.	Description of Exhibit	Location

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

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

Date: March 29, 2010	NEOGENOMICS, INC.

	By:	/s/ Douglas VanOort
	Name:	Douglas VanOort
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Douglas M. VanOort	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2010
Douglas M. VanOort

/s/ Robert P. Gasparini	President, Chief Science Officer and Director	March 29, 2010
Robert P. Gasparini

/s/ Steven C. Jones	EVP Finance and Director	March 29, 2010
Steven C. Jones

/s/ George Cardoza	Chief Financial Officer (Principal Financial Officer)	March 29, 2010
George Cardoza

/s/Jerome J. Dvonch	Director of Finance (Principal Accounting Officer)	March 29, 2010
Jerome J. Dvonch

/s/ Michael T. Dent	Director	March 29, 2010
Michael T. Dent, M.D.

/s/ George G. O’Leary	Director	March 29, 2010
George G. O’Leary

/s/ Peter M. Peterson	Director	March 29, 2010
Peter M. Peterson

/s/ William J. Robison	Director	March 29, 2010
William J. Robison

/s/ Marvin E. Jaffe	Director	March 29, 2010
Marvin E. Jaffe