Form 10-Q
period 2010-03-31
NEOGENOMICS INC
filed 2010-05-04
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 29, 2010, the registrant had 37,278,667 shares of Common Stock, par value $0.001 per share outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,661	$1,631
Restricted cash	1,000	1,000
Accounts receivable (net of allowance for doubtful accounts of $695 and $589, respectively)	5,492	4,632
Inventories	582	602
Other current assets	515	655
Total current assets	9,250	8,520

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $3,202 and $2,787 respectively)	4,882	4,340

OTHER ASSETS	86	85

TOTAL ASSETS	$14,218	$12,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,762	$1,969
Accrued compensation	1,007	1,308
Accrued expenses and other liabilities	439	465
Short-term portion of equipment capital leases	1,823	1,482
Revolving credit line	2,453	552
Total current liabilities	7,484	5,776

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	1,631	1,526

TOTAL LIABILITIES	9,115	7,302

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 37,270,055 and 37,185,078 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	37	37
Additional paid-in capital	23,972	23,762
Accumulated deficit	(18,906)	(18,156)
Total stockholders’ equity	5,103	5,643

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,218	$12,945
     See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	For the Three Months Ended March 31,
	2010	2009

NET REVENUE	$8,418	$6,914
COST OF REVENUE	4,344	3,091
GROSS MARGIN	4,074	3,823

OPERATING EXPENSES
General and administrative	2,902	2,341
Sales and marketing	1,763	1,334
Total operating expenses	4,665	3,675

INCOME / (LOSS) FROM OPERATIONS	(591)	148

INTEREST INCOME (EXPENSE) - NET	(159)	(115)

NET INCOME (LOSS)	$(750)	$33

NET INCOME (LOSS) PER SHARE
- Basic	$(0.02)	$0.00
- Diluted	$(0.02)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- Basic	37,220	32,173
- Diluted	37,220	35,630

See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(750)	$33
Adjustments to reconcile net income (loss) to net cash used in provided by operating activities:
Provision for bad debts	540	508
Depreciation	415	237
Amortization of debt issue costs	18	13
Stock-based compensation	109	58
Non-cash consulting expenses	19	20
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(1,401)	(1,550)
(Increase) decrease in inventories	20	(86)
(Increase) decrease in prepaid expenses	122	(28)
(Increase) decrease in deposits	-	(8)
Increase (decrease) in accounts payable and other liabilities	(656)	472
NET CASH USED IN OPERATING ACTIVITIES	(1,564)	(331)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(114)	(6)
NET CASH USED IN INVESTING ACTIVITIES	(114)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital lease obligations	25	97
Advances on credit facility	1,901	272
Repayment of capital leases	(300)	(138)
Issuance of common stock and warrants for cash, net of transaction expenses	82	495
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,708	726

NET INCREASE IN CASH AND CASH EQUIVALENTS	30	389
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,631	468
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,661	$857
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$144	$100
Income taxes paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$746	$179
Equipment purchased and payables settled with issuance of restricted common stock	$-	$186

See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

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

The interim condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and these notes to the condensed consolidated financial statements. The most significant estimates in the Company’s condensed consolidated financial statements relate to revenue recognition, allowance for doubtful accounts and stock-based compensation. Actual results could differ from those estimates.

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

Net Income (Loss) Per Common Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding, using the treasury stock method, during the period. Equivalent shares consist of employee stock options and certain warrants issued to consultants and other providers of financing to the Company that are in-the-money based on the weighted average closing share price for the period. Under the treasury stock method, the number of in-the-money shares that are considered outstanding for this calculation is reduced by the number of common shares that theoretically could have been re-purchased by the Company with the aggregate exercise proceeds of such warrant and option exercises if such shares were re-purchased at the average market price for the period.

There were no common equivalent shares included in the calculation of diluted earnings per share for the three month period ended March 31, 2010 because the Company had a net loss for such period and therefore such common equivalent shares were anti-dilutive. Common equivalent shares outstanding as of March 31, 2009 using the treasury stock method includes approximately 2.63 million equivalent shares for unexercised warrants and approximately 827,000 shares for unexercised stock options, and these were included in the earnings per share calculation for the three months ended March 31, 2009.

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

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month at an annual rate based on the one-month LIBOR plus 3.25%, subject to a LIBOR floor of 3.14%. At March 31, 2010, the effective rate of interest was 6.39%.

To secure the payment and performance in full of the Obligations (as defined in the Credit Agreement), we granted CapitalSource a continuing security interest in and lien upon, all of our rights, title and interest in and to our Accounts (as defined in the Credit Agreement), which primarily consist of accounts receivable and cash balances held in lock box accounts. Furthermore, pursuant to the Credit Agreement, the Parent guaranteed the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Obligations. The Parent guaranty is a continuing guarantee and shall remain in force and effect until the indefeasible cash payment in full of the Guaranteed Obligations (as defined in the Credit Agreement) and all other amounts payable under the Credit Agreement are made.

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

On March 26, 2010, we entered into an amendment (the “Third Amendment”) to the credit facility agreement with CapitalSource for which we paid CapitalSource an amendment fee of $25,000 which was creditable against the commitment fee for our amended and restated Credit Agreeement signed on April 26, 2010.  The Third Amendment waived events of default relating to our failure to comply with the Fixed Charge Coverage Ratio for the Test Periods ended January 31, 2010 and February 28, 2010. The Third Amendment also revised the Fixed Charge Coverage Ratio calculation for the Test Period ending March 31, 2010 to permit us to add amounts of unrestricted cash, unrestricted cash equivalents and unused availability to Adjusted EBITDA for purposes of the test. For each monthly Test Period after March 31, 2010, the calculation of the Fixed Charge Coverage Ratio will revert to Adjusted EBITDA, without adjustment for such amounts.  We were in compliance with our covenants for the period ended March 31, 2010.

On March 31, 2010, we had an outstanding amount due on the Credit Facility of approximately $2,450,000 and the available credit under the Credit Facility was approximately $550,000.

On April 26, 2010 as described more fully in Note F we increased our Credit Facility to $5.0 million and we had an outstanding amount due on the Credit Facility of approximately $2.3 million and the available credit under the Credit Facility was approximately $1.7 million.

NOTE C — COMMON STOCK PURCHASE AGREEMENT

On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC an Illinois limited liability company (“Fusion”). The Stock Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion. In consideration for entering into this Stock Agreement, on October 10, 2008, we issued to Fusion 17,500 shares of our common stock (valued at $14,700 on the date of issuance) and paid $17,500 as a due diligence expense reimbursement. In addition, on November 5, 2008, we issued to Fusion 400,000 shares of our common stock (valued at $288,000 on the date of issuance) as a commitment fee. Concurrently with entering into the Stock Agreement, we entered into a registration rights agreement with Fusion. Under the registration rights agreement, we agreed to file a registration statement with the SEC covering the 417,500 shares that have already been issued to Fusion and at least 3.0 million shares that may be issued to Fusion under the Stock Agreement. Presently, we expect to sell no more than the initial 3.0 million shares to Fusion during the term of this Stock Agreement. The Company filed a registration statement on Form S-1 on November 28, 2008 and on February 5, 2009 the registration statement became effective and on April 28, 2009, we filed Post Effective Amendment No 1 to the registration statement which became effective on May 8, 2009.

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

NOTE D — CAPITAL LEASE TRANSACTIONS

 Wells Fargo Lease Agreement

On January 14, 2010, we entered into Lease Supplement No. 2 for $424,000 which was used to acquire laboratory equipment. Supplement No. 2, which was accounted for as a capital lease, has a term of 60 months with monthly payments of $8,628 and a $1 final purchase payment at termination.

After entering into Supplement No. 2 on January 14, 2010, we have approximately $61,000 available for further advances under the Wells Fargo Lease.

SunTrust Lease Agreement

On January 19, 2010, we entered into Lease Schedule No. 2 for $290,000 which was used to fund laboratory equipment and furniture and fixtures. Schedule 2, which was accounted for as a capital lease, has a term of 60 months with monthly payments of $5,704 and a $1 final purchase payment at termination.

NOTE E — RELATED PARTY TRANSACTIONS

Consulting Agreements

During the three months ended March 31, 2010 and 2009, Steven C. Jones, a director of the Company, earned approximately $67,000 and $56,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance or Acting Principal Financial Officer.

During the three months ended March 31, 2010 and 2009, George O’Leary, a director of the Company, earned approximately $0 and $9,500, respectively, for various consulting work performed for the Company.

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

On June 18, 2009, we entered into a Software Development, License and Support Agreement with HCSS, LLC and eTelenext, Inc. to upgrade the Company’s laboratory information system to APvX.  The estimated costs for the development and migration phase are anticipated to be approximately $75,000 and are expected to be completed in May 2010.  This agreement has an initial term of five years from the date of acceptance and calls for monthly fees of $8,000-$12,000 during the term.

During 2010, eTelenext and HCSS were merged to form PathCenter, Inc.  Dr. Michael T. Dent and Mr. George O’Leary have beneficial ownership of 12.2% and 4.6%, respectively of PathCenter, Inc.

For the three months ended March 31, 2010 and 2009, eTelenext/HCSS earned approximately $69,000 and $38,000 respectively.

Gulf Pointe Capital Lease Agreement

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

NOTE F — SUBSEQUENT EVENTS

SunTrust Lease Agreement

On April 13, 2010, the Company entered into Lease Schedule No. 3 of the SunTrust lease for approximately $249,000 which was funded to several vendors for lab equipment and computer hardware. Schedule 3 has a term of 60 months with monthly payments of approximately $4,900 and a $1.00 final purchase payment at termination. Schedule No. 3 is being accounted for as a capital lease.

After entering into Lease Schedule No. 3 on January 19, 2010, we have approximately $533,000 available for further advances under the SunTrust Lease.

Amended and Restated Revolving Credit and Security Agreement with Capital Source Bank

On April 26, 2010, the Parent Company, NeoGenomics Laboratories, Inc., the wholly-owned subsidiary of the Parent Company (“Borrower”), and CapitalSource entered into an Amended and Restated Revolving Credit and Security Agreement (the “Amended and Restated Credit Agreement”).  The Amended and Restated Credit Agreement amended and restated the Revolving Credit and Security Agreement dated February 1, 2008, as amended, among the Parent Company, Borrower and CapitalSource (the “Original Credit Agreement”).  The terms of the Amended and Restated Credit Agreement and the Original Credit Agreement are substantially similar except that the Amended and Restated Credit Agreement, among other things, (i) increases the maximum principal amount of the revolving credit facility from $3,000,000 to $5,000,000, (ii) provides that the term of the Amended and Restated Credit Agreement shall end on February 1, 2013,  (iii) increases the amount of the collateral management fee and unused line fees paid by Borrower to CapitalSource, (iv) modifies the definitions of “Minimum Termination Fee” and “Permitted Indebtedness”, (v) provides that the Borrower must maintain a minimum outstanding principal balance under the revolving facility of at least $2,000,000, (vi) increases the interest rate to LIBOR plus 4.25% (provided that LIBOR shall not be less than 2.0%) and (vii) revises certain covenants and representations and warranties.   Borrower paid CapitalSource a commitment fee of $33,500 in connection with the execution of the Amended and Restated Credit Agreement (CapitalSource credited $25,000 of the amendment fee previously paid by the Borrower in connection with the March 26, 2010 amendment of the Original Credit Agreement towards the commitment fee).

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

Seasonality

The majority of our testing volume is dependent on patients being treated by hematology/oncology professionals and other healthcare providers. Volume of testing generally declines during the vacation seasons, year-end holiday periods and other major holidays, particularly when those holidays fall during the middle of the week. In addition, volume of testing tends to decline due to adverse weather conditions, such as heavy snow, excessively hot or cold spells or hurricanes, tornados in certain regions, consequently reducing revenues and cash flows in any affected period. Therefore, comparison of the results of successive periods may not accurately reflect trends for future periods.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2009, and there have been no material changes in the three months ended March 31, 2010.

Results of Operations for the Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009

The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the three months ended March 31.
	2010	2009
NET REVENUE	100%	100%
COST OF REVENUE	52%	45%
GROSS PROFIT	48%	55%
OPERATING EXPENSES:
General and administrative	34%	34%
Sales and marketing	21%	19%
TOTAL OPERATING EXPENSES	55%	53%

Interest (income) expense, net	2%	2%
NET INCOME (LOSS)	(9)%	0%

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

Revenues increased approximately 22%, or $1.5 million, to $8.4 million for the three months ended March 31, 2010 as compared to $6.9 million for the three months ended March 31, 2009. The revenue increase for the three months ended March 31, 2010, as compared to the comparable period in 2009, was primarily driven by increases in the number of tests performed partially offset by a decline in average revenue per test.

Test volume increased approximately 34% for the three months ended March 31, 2010. Increases in test volumes were primarily driven by the substantial increases in sales and marketing activities by the Company over the past twelve months.

Revenues per test are a function of both the type of the test (e.g. FISH, cytogenetics, flow cytometry, etc.) and the payer (e.g., Medicare, Medicaid, third party insurer, institutional client etc.). Average revenue per test is primarily driven by our test type mix and our payer mix. The decrease in average revenue per test for the three months ended March 31, 2010 is primarily the result of decreases in our managed care reimbursements and to a lesser extent from lower priced tests in our test type mix.

We have established a reserve for uncollectible amounts based on estimates of what we will collect from: a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers. The Company’s allowance for doubtful accounts increased 18%, or approximately $106,000 to $695,000, as compared to $589,000 at December 31, 2009. The allowance for doubtful accounts was approximately 11% of accounts receivable on March 31, 2010 and December 31, 2009.

Cost of Revenue

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

Cost of revenue increased approximately 41%, or $1.2 million, to $4.3 million for the three months ended March 31, 2010 as compared to $3.1 million for the three months ended March 31, 2009. The increase was primarily attributable to increases in all areas of costs of revenue as the Company scaled its operations in order to meet increasing demand. Cost of revenue as a percentage of revenue was approximately 52% for the three months ended March 31, 2010 as compared to 45% for the three months ended March 31, 2009.

Accordingly, gross margin was approximately 48% for the three months ended March 31, 2010 as compared to 55% for the three months ended March 31, 2009. This decline in gross margin is primarily the result of our largest customer at March 31, 2009 bringing in-house certain high margin tests in the second quarter of 2009 and replacing a portion of that volume with additional low margin testing. This customer represented 6% of total revenue for the three months ended March 31, 2010 compared to 18% for the comparable period in 2009.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, marketing, and customer service personnel.

	For the three months ended March 31,
	2010	2009	% Change
Sales and marketing	$1,763,000	$1,334,000	32%
As a % of revenue	21%	19%

The increase in sales and marketing expenses is primarily a result of adding substantial numbers of sales and marketing personnel in 2009 to generate additional revenue growth as well as marketing costs related to our Melanoma FISH test.

We expect our sales and marketing expenses to increase as we hire additional sales management, sales representatives, and marketing personnel as part of our growth strategy. However, we expect these expenses to decline as a percentage of revenue as our case volumes increase and we develop more economies of scale in our sales and marketing activities.

General and Administrative Expenses

General and administrative expenses relate to billing, bad debts, finance, human resources, information technology, and other administrative functions. They primarily consist of employee related costs (such as salaries, fringe benefits, and stock-based compensation expense), professional services, facilities expense, and depreciation and administrative-related costs allocated to general and administrative expenses. In addition, the provision for doubtful accounts is included in general and administrative expenses.

	For the three months ended March 31,
	2010	2009	% Change
General and administrative	$2,902,000	$2,341,000	24%
As a % of revenue	34%	34%

The increase in general and administrative expenses is primarily a result of adding additional management and information technology personnel and due to approximately $200,000 of additional R&D expenses incurred to develop the Melanoma FISH test.

Bad debt expense increased by approximately 7%, or $33,000, to $540,000 for the three months ended March 31, 2010 as compared to $508,000 for the three months ended March 31, 2009. Bad debt expense as a percentage of revenue for the three months ended March 31, 2010 was 6.5% as compared to 7.3% for the three months ended March 31, 2009.

The decrease in bad debt expense as a percentage of revenue is the result of improvements in our billing practices.

We expect our general and administrative expenses to increase as we add personnel; increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; and continue to build our physical infrastructure to support our anticipated growth. However, we expect general and administrative expenses to decline as a percentage of our revenue as our case volumes increase and we develop more operating leverage in our business.

Interest Expense, net

Interest expense net, which represents the interest expense we incur on our borrowing arrangements offset by the interest income we earn on cash deposits. Interest expense, net increased approximately 39%, or $44,000 to $159,000 for the three months ended March 31, 2010 as compared to $115,000 for the three months ended March 31, 2009. Interest expense is primarily related to the amount of our capital leases outstanding and to a lesser extent to the borrowing under our credit facility with CapitalSource Finance, LLC (“CapitalSource”). Interest expense increased over the same period in the prior year primarily as a result of the higher capital lease and working capital facility balances as of March 31, 2010 as compared to March 31, 2009.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $750,000, or $(0.02)/share, for the three months ended March 31, 2010 as compared to a net income of $33,000, or $0.00/share, for the three months ended March 31, 2009.

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and finance activities for the three months ended March 31, 2010 and 2009 as well as the period ending cash and cash equivalents and working capital.

	For the three months ended March 31.
	2010	2009
Net cash provided by (used in):
Operating activities	$(1,564,000)	$(331,000)
Investing activities	(114,000)	(6,000)
Financing activities	1,708,000	726,000
Net increase in cash and cash equivalents	30,000	389,000
Cash and cash equivalents, beginning of period	1,631,000	468,000
Cash and cash equivalents, end of period (1)	$1,661,000	$857,000
Working Capital (2), end of period	$1,766,000	$2,744,000

(1)	This excludes restricted cash of $1.0M
(2)	Defined as current assets - current liabilities.

The large increase in cash used in operations for the three months ended March 31, 2010 as compared to the comparable period in 2009 is primarily the result of loss from operations, increases in our Accounts Receivable from increased revenues, as well as the result of legislation that expired on December 31, 2009 which grandfathered the implementation of new reimbursement procedures for the technical component of Medicare tests performed for certain hospital clients (known as the “TC Grandfather” legislation).  The extension of this legislation was part of the Patient Protection and Affordable Care Act, HR 3590 which was delayed and not signed by the President until late March 2010.  As a result of this the Centers for Medicare and Medicaid Services (“CMS”), had asked reference laboratories to hold off on submission of the grandfather related claims and therefore we did not submit claims for approximately $750,000 until the last week of March 2010.  We expect to be paid on these claims in the second quarter of 2010 and have seen significant cash collections in April related to these claims.

The increase in cash used in investing activities relates to paying more cash for capital expenditures than in the prior year.

The increase in net cash flow provided by financing activities was primarily the result of increases in funding on our Capital Source working capital facility related to the increase in Accounts Receivable as well as our operating losses.  This funding was partially offset by payments on our capital lease facilities.

On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC an Illinois limited liability company (“Fusion”). The Stock Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion, depending on, among other things, the market price of our common stock. As of March 31, 2010, we had not drawn on any amounts under the Fusion Stock Agreement.

On February 1, 2008, we entered into a revolving credit facility with CapitalSource, which allows us to borrow up to $3,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days.

As of March 31, 2010, we had approximately $1,661,000 in cash on hand, $547,000 of availability under our credit facility, and up to $8.0 million under the Fusion Stock Agreement. As such, we believe we have adequate resources to meet our operating commitments for the next twelve months, and accordingly our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $3.0 million to $4.0 million of additional capital equipment during the next twelve months. We plan to fund these expenditures with cash, through bank loan facilities, and through capital lease financing arrangements. If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Related Party Transactions

Consulting Agreements

During the three months ended March 31, 2010 and 2009, Steven C. Jones, a director of the Company, earned approximately $67,000 and $56,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance or Acting Principal Financial Officer.

During the three months ended March 31, 2010 and 2009, George O’Leary, a director of the Company, earned approximately $0 and $9,500, respectively, for various consulting work performed for the Company.

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

On June 18, 2009, we entered into a Software Development, License and Support Agreement with HCSS, LLC and eTelenext, Inc. to upgrade the Company’s laboratory information system to APvX.  The estimated costs for the development and migration phase are anticipated to be approximately $75,000 and are expected to be completed in May 2010.  This agreement has an initial term of five years from the date of acceptance and calls for monthly fees of $8,000-$12,000 during the term.

During 2010, eTelenext and HCSS were merged to form PathCenter, Inc.  Dr. Michael T. Dent and Mr. George O’Leary have beneficial ownership of 12.2% and 4.6%, respectively of PathCenter, Inc.

For the three months ended March 31, 2010 and 2009, eTelenext/HCSS earned approximately $69,000 and $38,000 respectively.

Gulf Pointe Capital Lease Agreement

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

Subsequent Events

SunTrust Lease Agreement

On April 13, 2010, the Company entered into Lease Schedule No. 3 of the SunTrust lease for approximately $249,000 which was funded to several vendors for lab equipment and computer hardware. Schedule 3 has a term of 60 months with monthly payments of approximately $4,900 and a $1.00 final purchase payment at termination. Schedule No. 3 is being accounted for as a capital lease.

After entering into Lease Schedule No. 3 on January 19, 2010, we have approximately $533,000 available for further advances under the SunTrust Lease.

Amended and Restated Revolving Credit and Security Agreement with Capital Source Bank

On April 26, 2010, the Parent Company, NeoGenomics Laboratories, Inc., the wholly-owned subsidiary of the Parent Company (“Borrower”), and CapitalSource entered into an Amended and Restated Revolving Credit and Security Agreement (the “Amended and Restated Credit Agreement”).  The Amended and Restated Credit Agreement amended and restated the Revolving Credit and Security Agreement dated February 1, 2008, as amended, among the Parent Company, Borrower and CapitalSource (the “Original Credit Agreement”).  The terms of the Amended and Restated Credit Agreement and the Original Credit Agreement are substantially similar except that the Amended and Restated Credit Agreement, among other things, (i) increases the maximum principal amount of the revolving credit facility from $3,000,000 to $5,000,000, (ii) provides that the term of the Amended and Restated Credit Agreement shall end on February 1, 2013,  (iii) increases the amount of the collateral management fee and unused line fees paid by Borrower to CapitalSource, (iv) modifies the definitions of “Minimum Termination Fee” and “Permitted Indebtedness”, (v) provides that the Borrower must maintain a minimum outstanding principal balance under the revolving facility of at least $2,000,000, (vi) increases the interest rate to LIBOR plus 4.25% (provided that LIBOR shall not be less than 2.0%) and (vii) revises certain covenants and representations and warranties.   Borrower paid CapitalSource a commitment fee of $33,500 in connection with the execution of the Amended and Restated Credit Agreement (CapitalSource credited $25,000 of the amendment fee previously paid by the Borrower in connection with the March 26, 2010 amendment of the Original Credit Agreement towards the commitment fee).

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

As required by SEC Rule 15d-15(e), our management carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

On November 9, 2009, the Company was notified by the Civil Division of the U.S. Department of Justice (“DOJ”) that a “Qui Tam” Complaint (“Complaint”) had been filed under seal by a private individual against a number of health care companies, including the Company. The Complaint is an action to recover damages and civil penalties arising from alleged false or fraudulent claims and statements submitted or caused to be submitted by the defendants to Medicare. The DOJ has not made any decision whether to join the action. The Company believes the allegations in the Complaint are without merit and intends to vigorously defend itself if required to do so.

ITEM 1A — RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — REMOVED AND RESERVED

None

ITEM 5 — OTHER INFORMATION

Amended and Restated Revolving Credit and Security Agreement with Capital Source Bank

On April 26, 2010, the Parent Company, NeoGenomics Laboratories, Inc., the wholly-owned subsidiary of the Parent Company (“Borrower”), and CapitalSource entered into an Amended and Restated Revolving Credit and Security Agreement (the “Amended and Restated Credit Agreement”).  The Amended and Restated Credit Agreement amended and restated the Revolving Credit and Security Agreement dated February 1, 2008, as amended, among the Parent Company, Borrower and CapitalSource (the “Original Credit Agreement”).  The terms of the Amended and Restated Credit Agreement and the Original Credit Agreement are substantially similar except that the Amended and Restated Credit Agreement, among other things, (i) increases the maximum principal amount of the revolving credit facility from $3,000,000 to $5,000,000, (ii) provides that the term of the Amended and Restated Credit Agreement shall end on February 1, 2013,  (iii) increases the amount of the collateral management fee and unused line fees paid by Borrower to CapitalSource, (iv) modifies the definitions of “Minimum Termination Fee” and “Permitted Indebtedness”, (v) provides that the Borrower must maintain a minimum outstanding principal balance under the revolving facility of at least $2,000,000, (vi) increases the interest rate to LIBOR plus 4.25% (provided that LIBOR shall not be less than 2.0%) and (vii) revises certain covenants and representations and warranties.   Borrower paid CapitalSource a commitment fee of $33,500 in connection with the execution of the Amended and Restated Credit Agreement (CapitalSource credited $25,000 of the amendment fee previously paid by the Borrower in connection with the March 26, 2010 amendment of the Original Credit Agreement towards the commitment fee).

ITEM 6 — EXHIBITS

EXHIBIT
NO.	DESCRIPTION

10.44	Amended and Restated Revolving Credit and Security Agreement dated April 26, 2010 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC

10.45	Consulting Agreement dated May 3, 2010 between NeoGenomics, Inc. and Steven C. Jones.

10.46	Warrant Agreement dated May 3, 2010 between NeoGenomics, Inc. and Steven C. Jones.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: May 4, 2010	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Chairman and
Chief Executive Officer

	By:	/s/ George Cardoza
		Name:	George Cardoza
		Title:	Chief Financial Officer

	By:	/s/ Jerome J. Dvonch
		Name:	Jerome J. Dvonch
		Title:	Director of Finance and
Principal Accounting Officer