Form 10-Q
period 2010-06-30
NEOGENOMICS INC
filed 2010-08-16
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

As of August 9, 2010, the registrant had 37,380,224 shares of common stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” relating to NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as “NeoGenomics” or the “Company”), within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These “forward looking statements” represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” or the negative or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, competition and the ability of the Company to continue its growth strategy, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,177	$1,631
Restricted cash	500	1,000
Accounts receivable (net of allowance for doubtful accounts of $933 and $589, respectively)	5,385	4,632
Inventories	807	602
Other current assets	653	655
Total current assets	9,522	8,520

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $3,624 and $2,787 respectively)	5,042	4,340

OTHER ASSETS	87	85

TOTAL ASSETS	$14,651	$12,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,049	$1,969
Accrued compensation	1,275	1,308
Accrued expenses and other liabilities	508	465
Short-term portion of equipment capital leases	2,031	1,482
Revolving credit line	2,969	552
Total current liabilities	8,832	5,776

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	1,436	1,526

TOTAL LIABILITIES	10,268	7,302
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 37,341,285 and 37,185,078 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	37	37
Additional paid-in capital	24,229	23,762
Accumulated deficit	(19,883)	(18,156)
Total stockholders’ equity	4,383	5,643

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,651	$12,945
See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

NET REVENUE	$8,490	$7,459	$16,908	$14,373

COST OF REVENUE	4,575	3,384	8,918	6,475

GROSS PROFIT	3,915	4,075	7,990	7,898

OPERATING EXPENSES
General and administrative	2,769	2,215	5,671	4,555
Sales and marketing	1,943	1,722	3,706	3,056
Total operating expenses	4,712	3,937	9,377	7,612

INCOME (LOSS) FROM OPERATIONS	(797)	138	(1,387)	286

INTEREST AND OTHER INCOME (EXPENSE) - NET	(181)	(130)	(341)	(245)

NET INCOME (LOSS)	$(978)	$8	$(1,728)	$41

NET INCOME (LOSS) PER SHARE
- Basic	$(0.03)	$0.00	$(0.05)	$0.00
- Diluted	$(0.03)	$0.00	$(0.05)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- Basic	37,307,232	33,066,941	37,264,112	32,655,972
- Diluted	37,307,232	38,485,914	37,264,112	36,864,793

See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,728)	$41
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Provision for bad debts	1,166	934
Depreciation	838	503
Amortization of debt issue costs	28	30
Stock-based compensation	226	171
Non-cash consulting expenses	127	30
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(1,919)	(2,192)
(Increase) decrease in inventories	(205)	(107)
(Increase) decrease in prepaid expenses	(26)	(183)
(Increase) decrease in deposits	(2)	(24)
Increase (decrease) in accounts payable and other liabilities	7	264
NET CASH USED IN OPERATING ACTIVITIES	(1,488)	(533)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(500)	(139)
NET CASH USED IN INVESTING ACTIVITIES	(500)	(139)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital lease obligations	147	97
Advances on credit facility	2,405	711
Repayment of capital leases and loans	(634)	(325)
Decrease in restricted cash	500	-
Issuance of common stock and warrants for cash, net of transaction expenses	116	419
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,534	902

NET INCREASE IN CASH AND CASH EQUIVALENTS	546	230
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,631	468
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,177	$698
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$313	$214
Income taxes paid	$6	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$1,103	$686
Equipment purchased and included in accounts payable	$-	$5
Equipment purchased and payables settled with issuance of restricted common stock	$-	$186

See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2010

NOTE A — NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Nature of Business

NeoGenomics, Inc., a Nevada corporation (the “Parent”), and its subsidiary, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories” or the “Subsidiary”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Parent and the Subsidiary. All significant intercompany accounts and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and include all adjustments, in the opinion of management, which are necessary to make the financial statements not misleading. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. The most significant estimates in the Company’s condensed consolidated financial statements relate to revenue recognition, allowance for doubtful accounts and stock-based compensation. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission’s (the “Commission”) Staff Accounting Bulletin Topic 13.A.1 (ASC 605-10-S99-1) No. 104, “Revenue Recognition”, when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of an allowance for doubtful accounts, which is estimated and recorded in the same period the related revenue is recorded based on the historical collection experience for each type of payor.  In addition, the allowance is adjusted periodically, based upon an evaluation of historical collection experience with specific payors, payor types, and other relevant factors, including regularly assessing the state of our billing operations in order to identify issues which may impact the collectability of receivables or allowance estimates.  Revisions to the allowance are recorded as an adjustment to bad debt expense within general and administrative expenses.  After appropriate collection efforts have been exhausted, specific receivables deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible.  Recoveries of receivables previously written-off are recorded as credits to the allowance.

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist of compensation and benefits for research and development personnel, license fees, related supplies, inventory and payment for samples to complete validation studies.  These expenses were incurred to develop our melanoma test and to develop other new molecular tests.

Net Income (Loss) Per Common Share

We compute net income (loss) per share in accordance with FASB ASC Topic 260, Earnings per Share. Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding, using the treasury stock method, during the period. Equivalent shares consist of employee stock options and certain warrants issued to consultants and other providers of financing to the Company that are in-the-money based on the weighted average closing share price for the period. Under the treasury stock method, the number of in-the-money shares that are considered outstanding for this calculation is reduced by the number of common shares that theoretically could have been re-purchased by the Company with the aggregate exercise proceeds of such warrant and option exercises if such shares were re-purchased at the weighted average market price for the period.

There were no common equivalent shares included in the calculation of diluted earnings per share for the three and six month periods ended June 30, 2010 because the Company had a net loss for such periods and therefore such common equivalent shares were anti-dilutive. Common equivalent shares outstanding for the three and six months ended June 30, 2009 using the treasury stock method, includes approximately 3.4 and 3.0 million equivalent shares, respectively, for unexercised warrants and approximately 2.0 million and 1.2 million shares, respectively, for unexercised stock options, and these were included in the earnings per share calculation.

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

On April 26, 2010, the Parent Company, NeoGenomics Laboratories, Inc., the wholly-owned subsidiary of the Parent Company (“Borrower”), and CapitalSource entered into an Amended and Restated Revolving Credit and Security Agreement (the “Amended and Restated Credit Agreement”).  The Amended and Restated Credit Agreement amended and restated the Revolving Credit and Security Agreement dated February 1, 2008, as amended, among the Parent Company, Borrower and CapitalSource (the “Original Credit Agreement”).  The terms of the Amended and Restated Credit Agreement and the Original Credit Agreement are substantially similar except that the Amended and Restated Credit Agreement, among other things, (i) increases the maximum principal amount of the revolving credit facility from $3,000,000 to $5,000,000, (ii) provides that the term of the Amended and Restated Credit Agreement shall end on February 1, 2013,  (iii) increases the amount of the collateral management fee and unused line fees paid by Borrower to CapitalSource, (iv) modifies the definitions of “Minimum Termination Fee” and “Permitted Indebtedness”, (v) provides that the Borrower must maintain a minimum outstanding principal balance under the revolving facility of at least $2,000,000, (vi) decreases the interest rate to LIBOR plus 4.25% (provided that LIBOR shall not be less than 2.0%) and (vii) revises certain covenants and representations and warranties.   The Amended and Restated Credit Agreement also made permanent a previously enacted temporary change to the methodology for calculating the Fixed Charge Coverage Ratio covenant, which permits us to add amounts of unrestricted cash and cash equivalents and unused availability under the Credit Facility to Adjusted EBITDA for the purposes of calculating this covenant.  Borrower paid CapitalSource a commitment fee of $33,500 in connection with the execution of the Amended and Restated Credit Agreement (CapitalSource credited $25,000 of an amendment fee previously paid by the Borrower towards the commitment fee).

On June 30, 2010, we had an outstanding amount due on the Credit Facility of approximately $2.96 million and the available credit under the Credit Facility was approximately $627,000.

NOTE C — COMMON STOCK PURCHASE AGREEMENT

On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion”). The Stock Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion. In consideration for entering into this Stock Agreement, on October 10, 2008, we issued to Fusion 17,500 shares of our common stock (valued at $14,700 on the date of issuance) and paid $17,500 as a due diligence expense reimbursement. In addition, on November 5, 2008, we issued to Fusion 400,000 shares of our common stock (valued at $288,000 on the date of issuance) as a commitment fee. Concurrently with entering into the Stock Agreement, we entered into a registration rights agreement with Fusion. Under the registration rights agreement, we agreed to file a registration statement with the SEC covering the 417,500 shares that have already been issued to Fusion and at least 3.0 million shares that may be issued to Fusion under the Stock Agreement. Presently, we expect to sell no more than the initial 3.0 million shares to Fusion during the term of this Stock Agreement. The Company filed a registration statement on Form S-1 on November 28, 2008 and on February 5, 2009 the registration statement became effective and on May 7, 2010, we filed Post Effective Amendment No 2 to the registration statement which became effective on May 19, 2010.

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

NOTE D — CAPITAL LEASE TRANSACTIONS

SunTrust Lease Agreement

On October 28, 2009, we and SunTrust Equipment Finance & Leasing Corp. (“SunTrust”), entered into an equipment lease agreement (the “SunTrust Lease”). The SunTrust Lease established the general terms and conditions pursuant to which the Subsidiary could lease up to $1.5 million in equipment and other property.

On April 13, 2010, the Company entered into Lease Schedule No. 3 of the SunTrust Lease for approximately $249,000 which was funded to several vendors for lab equipment and computer hardware.  Lease Schedule No. 3 has a term of 60 months with monthly payments of approximately $4,900 and a $1 final purchase payment at termination.  Lease Schedule No. 3 is being accounted for as a capital lease.

On April 28, 2010 the lease agreement expired and we had only drawn $967,000 against the facility.  As a result of this on June 10, 2010 SunTrust amended the lease schedules to release $500,000 of restricted cash to us.

NOTE E — RELATED PARTY TRANSACTIONS

Consulting Agreements

During the three and six months ended June 30, 2010, Steven C. Jones, a director of the Company, earned approximately $53,000 and $115,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance.  During the three and six months ended June 30, 2009, Mr. Jones earned approximately $51,000 and $107,000, respectively, for work performed as our Acting Principal Financial Officer.

On May 3, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with Steven C. Jones (the “Consultant” or “Mr. Jones”) whereby Mr. Jones would provide consulting services to the Company in the capacity of Executive Vice President, Finance.  The Consulting Agreement has an initial term from May 3, 2010 through April 30, 2013, which initial term automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term.  In addition, the Company has the right to terminate the Consulting Agreement by giving written notice to the Consultant twelve months prior to the effective date of termination.  The Consultant has the right to terminate the Consulting Agreement by giving written notice to the Company three  months prior to the proposed termination date, provided, however, the Consultant is required to provide an additional three  months of transition services to the Company upon reasonable request by the Company.  Mr. Jones will receive annual base retainer compensation of $180,000 per year.  Mr. Jones is also eligible to receive an annual cash bonus based on the achievement of certain performance metrics with a target of 30% of his base retainer (the “Target Payout”).  Based on the achievement of certain performance metrics, Mr. Jones may earn up to 150% of the Target Payout.

The Company also agreed that it would issue to the Consultant a warrant to purchase 450,000 shares of the Company’s common stock.   The warrant has a) a seven year term, b) an exercise price of $1.50 per share, c) the ability to do a cashless net exercise, and d) vesting as follows:

i)          225,000 of such warrant shares vested immediately; and

ii)         112,500 of such warrant shares vest according to the passage of time, with 4,687 warrant shares vesting on the last day of each calendar month for twenty-three (23) months, beginning with the month ended May 31, 2010 and continuing until the month ending March 31, 2012 and 4,699 warrant shares vest on April 30, 2012 so long as Consultant continues to provide services to the Company pursuant to this Agreement or any successor agreement.

iii)        112,500 of such warrant shares shall vest according to whether or not the Company meets certain financial targets as specified below for FY 2010 and FY 2011:

-           28,125 will vest if the Company’s actual consolidated revenue for FY 2010, meets or exceeds the consolidated revenue goal established by the Board of Directors (the “Board”) for the vesting of performance options and warrants; and

-           28,125 will vest if the Company’s actual Adjusted EBITDA for FY 2010, meets or exceeds the consolidated Adjusted EBITDA goals established by the Board for the vesting of performance options and warrants; and

-           28,125 will vest if the Company’s actual consolidated revenue for FY 2011, meets or exceeds the consolidated revenue goal established by the Board for the vesting of performance options and warrants; and

-           28,125 will vest if the Company’s actual Adjusted EBITDA for FY 2011, meets or exceeds the consolidated Adjusted EBITDA goals established by the Board for the vesting of performance options and warrants; and

iv)        The Consulting Agreement also provides that the vesting schedule of such warrant shall also specify that any unvested warrant shares shall vest upon the occurrence of a change of control.

These warrants were valued at $191,000 using a trinomial lattice model with the following assumptions:

Expected term in years	3.78
Risk-free interest rate (%)	2%
Expected volatility range (%)	54.6% to 76.6%
Dividend yield (%)	0%

During the three and six months ended 234,374 warrants vested and the compensation expense was approximately $77,000.

During the three and six months ended June 30, 2010, George O’Leary, a director of the Company, did not engage in any consulting with the Company.  During the three and six month period ended June 30, 2009 Mr. O’Leary earned approximately $16,000 and $37,000 for various consulting work performed for the Company.

Laboratory Information System

On March 11, 2005, we entered into an agreement with HCSS, LLC and eTelenext, Inc. to enable NeoGenomics to use eTelenext, Inc’s Accessioning Application, AP Anywhere Application and CMQ Application.  HCSS, LLC is a holding company created to build a small laboratory network for the 50 small commercial genetics laboratories in the United States.  HCSS, LLC was owned 66.7% by Dr. Michael T. Dent, a member of our Board of Directors.  George O’Leary, a member of our Board of Directors was Chief Financial Officer of HCSS, LLC.

On June 18, 2009, we entered into a Software Development, License and Support Agreement with HCSS, LLC and eTelenext, Inc. to upgrade the Company’s laboratory information system to APvX.  The estimated costs for the development and migration phase are anticipated to be approximately $150,000 and the system went live on July 29, 2010.  This agreement has an initial term of five years from the date of acceptance and calls for monthly fees of $8,000-$12,000 during the term.

During 2010, eTelenext and HCSS were merged to form PathCenter, Inc.  Dr. Michael T. Dent and Mr. George O’Leary have beneficial ownership of 12.2% and 4.6%, respectively of PathCenter, Inc.

For the three and six month periods ended June 30, 2010, eTelenext/PathCenter, Inc. earned approximately $75,000 and $181,000, respectively, for work performed on our laboratory information systems.  For the three and six month periods ended June 30, 2009 Etelenext/HCSS earned approximately $59,000 and $159,000, respectively, for work performed on our laboratory information systems.

Research DX, LLC

During 2009, we contracted with ResearchDX, L.L.C. (“ResearchDX”) to provide clinical trial management services on our behalf.  For the three and six month periods ended June 30, 2010, we began to receive various specimens for testing from ResearchDX and we continued to outsource our clinical trial management and cytogenetic overflow volume to them for processing.  During the three months ended June 30, 2010, we received specimen testing revenues from ResearchDX of approximately $9,000 and incurred expenses to ResearchDX of approximately $52,000.  During the six months ended June 30, 2010, we received specimen testing revenues of approximately $25,000 and incurred expenses to Research DX of approximately $121,000.  Research DX was formed in November 2008 and Dr. Mathew Moore our Vice President of Research owns 50% of ResearchDX.  Dr. Moore has recused himself from all transactions between the two entities and we believe that such transactions are competitive with alternate options.

NOTE F — SUBSEQUENT EVENTS

Addition and Appointment of Executive Officers

Effective as of July 16, 2010, Marydawn Miller, was appointed to the position of Vice President of Information Technology of the Company.

Effective as of August 10, 2010, Grant Carlson, has been appointed to the position of Vice President of Business Development of the Company.

Also on August 10, 2010, Mark Smits, has been appointed to the position of Vice President of Sales and Marketing of the Company and his start date is August 30, 2010.

As part of his employment offer letter Mr. Smits salary was set at $275,000.  Beginning with the fiscal year ending December 31, 2010, Mr. Smits is also eligible to receive a base incentive bonus payment which will be targeted at 40% of his base salary based on 100% achievement of goals (the “Base Bonus Target”) agreed to by Mr. Smits and the CEO of NeoGenomics Laboratories and approved by the Board of Directors for such fiscal year and is eligible to be increased up to 150% of the Base Target Bonus in any fiscal year in which he meets certain outsize performance thresholds established by the CEO of the Company and approved by the board of directors.  Mr. Smits targeted bonus for FY 2010 will be prorated for the amount of time served in 2010 and is guaranteed to be a minimum of $25,000.  Mr. Smits is also entitled to participate in all medical and other benefits that NeoGenomics Laboratories has established for its employees.  Mr. Smits will also be eligible for up to four (4) weeks of paid time off per year.  If Mr. Smits were terminated without cause during the term (as such term is used in the offer letter) he is eligible to receive his base pay and benefits for a period of six (6) months.  Mr. Smits also will receive the option to purchase 425,000 shares of common stock.  See the Company’s Current Report on Form 8-K filed on August 12, 2010 for additional information regarding this option.  Mr. Smits was given the right to purchase up to $100,000 of common stock directly from the Company during his first seven (7) days with the Company or at such other period as may be mutually agreed upon in writing. The share price will be determined by the average share price of the five trading days prior to the purchase.  The company also agreed that if the purchase right was exercised that it would provide warrants (the “Warrant”) to purchase the Company’s common stock (the “Warrant Shares”) to Mr. Smits in an amount equal to the number of shares purchased.  The exercise price of those warrants is to be set at 125% of the price per share of the common stock purchased.  The warrants have a five (5) year term and vest based on the following:

-	20% of the Warrant Shares will be deemed vested as of the date of the Warrant;

-
20% of the Warrants Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $3.00 per share for 20 consecutive trading days;

-
20% of the Warrants Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $4.00 per share for 20 consecutive trading days;

-
20% of the Warrants Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $5.00 per share for 20 consecutive trading days;

-
20% of the Warrants Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $6.00 per share for 20 consecutive trading days;

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

New FISH Test for Melanoma

In February 2010 we launched the first of the three tests developed pursuant to our 2009 Strategic Supply Agreement with Abbott under the trade name MelanoSITE™.   MelanoSITE™ is a four probe FISH test that can be used as a diagnostic aid to traditional histopathologic evaluation in diagnosing melanoma.   In conjunction with histopathology, the MelanoSITE™ test can help improve classification of melanocytic neoplasms with conflicting morphologic criteria and help ensure proper follow-up.  Differential diagnosis of moderate to severely atypical nevi versus true melanoma is one of the most challenging areas in dermatopathology.  While most melanomas can be readily distinguished from nevi on histopathologic examination, we estimate there are about 5% of cases that are ambiguous and show conflicting morphologic criteria.  Diagnostic ambiguity has significant adverse consequences for patients and the healthcare system at large.  Failure to recognize melanoma is potentially fatal, but labeling a benign lesion as malignant can lead to unwarranted wide re-excisions, sentinel lymph node biopsies, adjuvant toxic therapeutic interventions and the emotional strain of facing a diagnosis of cancer.  Considering the large number of biopsies done in the U.S. to either confirm or rule out melanoma, diagnostic uncertainty of this scale represents a significant challenge to the U.S. healthcare system.  We believe the MelanoSITE™ test will help address this diagnostic uncertainty and help to reduce the medical costs associated with melanoma by providing a more accurate diagnosis.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2009, and there have been no material changes in the three and six months ended June 30, 2010.

Results of Operations for the Three and Six Months Ended June 30, 2010 as Compared to the Three and Six Months Ended June 30, 2009

The following table presents the unaudited condensed consolidated statements of operations as a percentage of revenue:

	For the three months ended June 30.		For the six months ended June 30,
	2010	2009	2010	2009
NET REVENUE	100%	100%	100%	100%
COST OF REVENUE	54%	45%	53%	45%
GROSS PROFIT	46%	55%	47%	55%
OPERATING EXPENSES:
General and administrative	32%	30%	33%	32%
Sales and marketing	23%	23%	22%	21%
TOTAL OPERATING EXPENSES	55%	53%	55%	53%

INCOME (LOSS) FROM OPERATIONS	(9)%	2%	(8)%	2%

INTEREST AND OTHER INCOME (EXPENSE) - NET	(2)%	(2)%	(2)%	(2)%

NET INCOME (LOSS)	(11)%	0%	(10)%	0%

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

Revenues increased approximately 14%, or $1.0 million, to $8.5 million for the three months ended June 30, 2010 as compared to $7.5 million for the three months ended June 30, 2009. The revenue increase for the three months ended June 30, 2010, as compared to the comparable period in 2009, was primarily driven by increases in the number of tests performed partially offset by a decline in average revenue per test.

Test volume increased approximately 28% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Increases in test volumes were primarily driven by the substantial increases in sales and marketing activities by the Company over the past twelve months.

Revenues increased approximately 18%, or $2.5 million, to $16.9 million for the six months ended June 30, 2010 as compared to $14.4 million for the six months ended June 30, 2009. The revenue increase for the six months ended June 30, 2010, as compared to the comparable period in 2009, was primarily driven by increases in the number of tests performed partially offset by a decline in average revenue per test.

Test volume increased approximately 31% for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Increases in test volumes were primarily driven by the substantial increases in sales and marketing activities by the Company over the past twelve months.

Revenues per test are a function of both the type of the test (e.g. FISH, cytogenetics, flow cytometry, etc.) and the payer (e.g., Medicare, Medicaid, third party insurer, institutional client etc.). Average revenue per test is primarily driven by our test type mix and our payer mix. The decrease in average revenue per test for the three and six months ended June 30, 2010 is primarily the result of decreases in our managed care reimbursements and to a lesser extent from lower priced tests in our test type mix.

We have established a reserve for uncollectible amounts based on estimates of what we will collect from: a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers. The Company’s allowance for doubtful accounts increased 58%, or approximately $344,000, to $933,000, as compared to $589,000 at December 31, 2009. The allowance for doubtful accounts was approximately 15% of accounts receivable on June 30, 2010 and 11% on December 31, 2009.

Cost of Revenue

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

Cost of revenue increased approximately 35%, or $1.2 million, to $4.6 million for the three months ended June 30, 2010 as compared to $3.4 million for the three months ended June 30, 2009. The increase was primarily attributable to increases in all areas of costs of revenue as the Company scaled its operations in order to meet increasing demand. Cost of revenue as a percentage of revenue was approximately 54% for the three months ended June 30, 2010 as compared to 45% for the three months ended June 30, 2009.

Accordingly, gross margin was approximately 46% for the three months ended June 30, 2010 as compared to 55% for the three months ended June 30, 2009. This decline in gross margin is primarily the result of our largest customer at March 31, 2009 bringing in-house certain high margin tests in the second quarter of 2009 and replacing a portion of that volume with additional low margin testing. This customer represented 4% of total revenue for the three months ended June 30, 2010 compared to 12% for the comparable period in 2009.

Cost of revenue increased approximately 38%, or $2.4 million, to $8.9 million for the six months ended June 30, 2010 as compared to $6.5 million for the six months ended June 30, 2009. The increase was primarily attributable to increases in all areas of costs of revenue as the Company scaled its operations in order to meet increasing demand. Cost of revenue as a percentage of revenue was approximately 53% for the six months ended June 30, 2010 as compared to 45% for the six months ended June 30, 2009.

Accordingly, gross margin was approximately 47% for the six months ended June 30, 2010 as compared to 55% for the six months ended June 30, 2009. This decline in gross margin is primarily the result of our largest customer at March 31, 2009 bringing in-house certain high margin tests in the second quarter of 2009 and replacing a portion of that volume with additional low margin testing. This customer represented 5% of total revenue for the six months ended June 30, 2010 compared to 15% for the comparable period in 2009.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the three months ended June 30.			For the six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
Sales and marketing	$1,943,000	$1,722,000	13%	$3,706,000	$3,056,000	21%
As a % of revenue	23%	23%		22%	21%

The increase in sales and marketing expenses for the three months ended June 30, 2010 as compared to the same period in 2009 is driven primarily by an increase in the number of sales representatives and sales recruiting expenses.

The increase in sales and marketing expenses for the six months ended June 30, 2010 as compared to the same period in 2009 is primarily a result of adding substantial numbers of sales and marketing personnel in 2009 to generate additional revenue growth and to a lesser extent due to increased sales consulting expenses related to the melanoma launch and development.

We expect our sales and marketing expenses to stabilize in the near future. We expect these expenses to decline as a percentage of revenue as our case volumes increase and we develop more economies of scale in our sales and marketing activities.

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

	For the three months ended June 30.			For the six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
General and administrative	$2,769,000	$2,215,000	25%	$5,671,000	$4,555,000	18%
As a % of revenue	32%	30%		33%	32%

The increase in general and administrative expenses for the three months ended June 30, 2010 as compared for the comparable period in 2009 is primarily a result of adding information technology management and to a lesser extent research and development costs of related to new test offerings and warrant compensation expense as a result of the 450,000 warrants issued to Steven C. Jones as part of his consulting agreement to serve as our Executive Vice President, Finance.  See the discussion of such warrant under Item 1. Financial Statements, Note E.

Bad debt expense increased by approximately 46%, or $199,000, to $626,000 for the three months ended June 30, 2010 as compared to $427,000 for the three months ended June 30, 2009. Bad debt expense as a percentage of revenue for the three months ended June 30, 2010 was 7.3% as compared to 5.7% for the three months ended June 30, 2009.

The increase in general and administrative expenses for the six months ended June 30, 2010 as compared for the comparable period in 2009 is primarily a result of adding additional senior level management and information technology personnel.

Bad debt expense increased by approximately 25%, or $232,000, to $1,166,000 for the six months ended June 30, 2010 as compared to $934,000 for the six months ended June 30, 2009. Bad debt expense as a percentage of revenue for the six months ended June 30, 2010 was 6.9% as compared to 6.5% for the six months ended June 30, 2009.

The increase in bad debt expense as a percentage of revenue is the result of managed care organizations becoming more aggressive in limiting payments to out-of-network providers.   We negotiated and signed managed care contracts with two of the largest insurance companies in the United States in the last ninety days and we expect that these should help to reduce our bad debt expense going forward.

We expect our general and administrative expenses to increase modestly as we increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; and continue to build our physical infrastructure to support our anticipated growth. However, we expect general and administrative expenses to decline as a percentage of our revenue as our case volumes increase and we develop more operating leverage in our business.

Interest Expense, net and Other Expense

Interest expense net, represents the interest expense we incur on our borrowing arrangements offset by the interest income we earn on cash deposits. Interest expense, net increased approximately 35%, or $45,000, to $175,000 for the three months ended June 30, 2010 as compared to $130,000 for the three months ended June 30, 2009. Interest expense, net increased approximately 36%, or $89,000, to $334,000 for the six months ended June 30, 2010 as compared to $245,000 for the three months ended June 30, 2009. Interest expense is primarily related to the amount of our capital leases outstanding and to a lesser extent to the borrowing under our credit facility with CapitalSource. Interest expense increased over the same period in the prior year primarily as a result of the higher capital lease and working capital facility balances.  Other expense for the three and six months ended June 30, 2010 was approximately $6,000 and represents minimum state income taxes.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $978,000, or $(0.03)/share, for the three months ended June 30, 2010 as compared to a net income of $8,000, or $0.00/share, for the three months ended June 30, 2009. We reported a net loss of $1,728,000, or $(0.05) per share, for the six months ended June 30, 2010 as compared to a net income of $41,000, or $0.00 per share, for the six months ended June 30, 2009.

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and finance activities for the six months ended June 30, 2010 and 2009 as well as the period ending cash and cash equivalents and working capital.

	For the six months ended June 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$(1,488,000)	$(533,000)
Investing activities	(500,000)	(139,000)
Financing activities	2,534,000	902,000
Net increase in cash and cash equivalents	546,000	230,000
Cash and cash equivalents, beginning of period	1,631,000	468,000
Cash and cash equivalents, end of period (1)	$2,177,000	$698,000
Working Capital (2), end of period	$690,000	$600,000

(1)	This excludes restricted cash of $500,000
(2)	Defined as current assets - current liabilities.

The large increase in cash used in operations for the six months ended June 30, 2010 as compared to the comparable period in 2009 is primarily the result of the loss from operations, and increases in our accounts receivable from increased revenues.

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

On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion”). The Stock Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million available from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion, depending on, among other things, the market price of our common stock. As of June 30, 2010, we had not drawn on any amounts under the Fusion Stock Agreement.

On February 1, 2008, we entered into a revolving credit facility with CapitalSource, which allows us to borrow up to $3,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days.

On April 26, 2010, the Parent Company, NeoGenomics Laboratories, Inc., the wholly-owned subsidiary of the Parent Company (“Borrower”), and CapitalSource entered into an Amended and Restated Revolving Credit and Security Agreement (the “Amended and Restated Credit Agreement”).  The Amended and Restated Credit Agreement amended and restated the Revolving Credit and Security Agreement dated February 1, 2008, as amended, among the Parent Company, Borrower and CapitalSource (the “Original Credit Agreement”).  The terms of the Amended and Restated Credit Agreement and the Original Credit Agreement are substantially similar except that the Amended and Restated Credit Agreement, among other things, (i) increases the maximum principal amount of the revolving credit facility from $3,000,000 to $5,000,000, (ii) provides that the term of the Amended and Restated Credit Agreement shall end on February 1, 2013,  (iii) increases the amount of the collateral management fee and unused line fees paid by Borrower to CapitalSource, (iv) modifies the definitions of “Minimum Termination Fee” and “Permitted Indebtedness”, (v) provides that the Borrower must maintain a minimum outstanding principal balance under the revolving facility of at least $2,000,000, (vi) increases the interest rate to LIBOR plus 4.25% (provided that LIBOR shall not be less than 2.0%) and (vii) revises certain covenants and representations and warranties.   The Amended and Restated Credit Agreement also made permanent a previously enacted temporary change to the methodology for calculating the Fixed Charge Coverage Ratio covenant, which permits us to add amounts of unrestricted cash and cash equivalents and unused availability under the Credit Facility to Adjusted EBITDA for the purposes of calculating this covenant.  Borrower paid CapitalSource a commitment fee of $33,500 in connection with the execution of the Amended and Restated Credit Agreement (CapitalSource credited $25,000 of an amendment fee previously paid by the Borrower towards the commitment fee).

On June 30, 2010, we had an outstanding amount due on the Credit Facility of approximately $2.96 million.

As of June 30, 2010, we had approximately $2,177,000 in unrestricted cash on hand, $627,000 of availability under our credit facility, and up to $8.0 million available under the Fusion Stock Agreement. As such, we believe we have adequate resources to meet our operating commitments for the next twelve months, and accordingly our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $3.0 million to $4.0 million of additional capital equipment during the next twelve months. We plan to fund these expenditures with cash, through bank loan facilities, and through capital lease financing arrangements. If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.  We are currently in engaged in due diligence with respect to two leasing facilities which would provide financing for a large portion of these expenditures.

Subsequent Events

Addition and Appointment of Executive Officers

Effective as of July 16, 2010, Marydawn Miller, was appointed to the position of Vice President of Information Technology of the Company.

Effective as of August 10, 2010, Grant Carlson, has been appointed to the position of Vice President of Business Development of the Company.

Also on August 10, 2010, Mark Smits, has been appointed to the position of Vice President of Sales and Marketing of the Company and his start date is August 30, 2010.

As part of his employment offer letter Mr. Smits salary was set at $275,000.  Beginning with the fiscal year ending December 31, 2010, Mr. Smits is also eligible to receive a base incentive bonus payment which will be targeted at 40% of his base salary based on 100% achievement of goals (the “Base Bonus Target”) agreed to by Mr. Smits and the CEO of NeoGenomics Laboratories and approved by the Board of Directors for such fiscal year and is eligible to be increased up to 150% of the Base Target Bonus in any fiscal year in which he meets certain outsize performance thresholds established by the CEO of the Company and approved by the board of directors.  Mr. Smits targeted bonus for FY 2010 will be prorated for the amount of time served in 2010 and is guaranteed to be a minimum of $25,000.  Mr. Smits is also entitled to participate in all medical and other benefits that NeoGenomics Laboratories has established for its employees.  Mr. Smits will also be eligible for up to four (4) weeks of paid time off per year.  If Mr. Smits were terminated without cause during the term (as such term is used in the offer letter) he is eligible to receive his base pay and benefits for a period of six (6) months.  Mr. Smits also will receive the option to purchase 425,000 shares of common stock.  See the Company’s Current Report on Form 8-K filed on August 12, 2010 for additional information regarding this option.  Mr. Smits was given the right to purchase up to $100,000 of common stock directly from the Company during his first seven (7) days with the Company or at such other period as may be mutually agreed upon in writing. The share price will be determined by the average share price of the five trading days prior to the purchase.  The company also agreed that if the purchase right was exercised that it would provide warrants (the “Warrant”) to purchase the Company’s common stock (the “Warrant Shares”) to Mr. Smits in an amount equal to the number of shares purchased.  The exercise price of those warrants is to be set at 125% of the price per share of the common stock purchased.  The warrants have a five (5) year term and vest based on the following:

-	20% of the Warrant Shares will be deemed vested as of the date of the Warrant;

-
20% of the Warrants Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $3.00 per share for 20 consecutive trading days;

-
20% of the Warrants Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $4.00 per share for 20 consecutive trading days;

-
20% of the Warrants Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $5.00 per share for 20 consecutive trading days;

-
20% of the Warrants Shares will be deemed to be vested on the first day on which the closing price per share of the Company’s common stock has reached or exceeded $6.00 per share for 20 consecutive trading days;

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T — Controls and Procedures

Not applicable.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 3, 2010, a  warrant to purchase 450,000 shares of the Company’s common stock was issued to Steven C. Jones.  Exemption from registration was based on Section 4(2) of the Securities Act.  See the discussion of such warrant under Item 1. Financial Statements, Note E.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — REMOVED AND RESERVED

None

ITEM 5 — OTHER INFORMATION

Not applicable.

ITEM 6 — EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10.24†	Revolving Credit and Security Agreement, dated February 1, 2008, by and between NeoGenomics, Inc., a Nevada corporation, NeoGenomics, Inc., a Florida corporation, and CapitalSource Finance LLC
10.25	Employment Agreement, dated March 12, 2008, between Neogenomics, Inc. and Mr. Robert P. Gasparini
10.26	Employment Agreement, dated June 24, 2008, between Neogenomics, Inc. and Mr. Jerome Dvonch
10.27	Common Stock Purchase Agreement, dated November 5, 2008, between Neogenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC
10.32	Employment Agreement, dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.
10.35†	Second Amendment to Revolving Credit and Security Agreement, dated April 14, 2009, among NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC
10.36	Common Stock Purchase Agreement, dated July 24, 2009, between Neogenomics, Inc. and Abbott Laboratories
10.38	Employment Letter dated July 22, 2009 between NeoGenomics, Inc. and Grant Carlson
10.39†	Strategic Supply Agreement dated July 24, 2009, between NeoGenomics Laboratories, Inc. and Abbott Molecular Inc.
10.41	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and George Cardoza
10.42	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and Jack G. Spitz
10.44†	Amended and Restated Revolving Credit and Security Agreement dated April 26, 2010 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC
10.45
Consulting Agreement dated May 3, 2010 between NeoGenomics, Inc. and Steven C. Jones. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

10.46
Warrant Agreement dated May 3, 2010 between NeoGenomics, Inc. and Steven C. Jones. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010)

10.47	Offer Letter between NeoGenomics Laboratories, Inc. and Marydawn Miller dated June 16, 2010
10.48	Offer Letter between NeoGenomics Laboratories, Inc. and Mark Smits dated July 26, 2010 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 12, 2010)
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2010	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Chairman and
Chief Executive Officer

	By:	/s/ George Cardoza
		Name:	George Cardoza
		Title:	Chief Financial Officer

	By:	/s/ Jerome J. Dvonch
		Name:	Jerome J. Dvonch
		Title:	Director of Finance and
Principal Accounting Officer