Form 10-Q
period 2010-09-30
NEOGENOMICS INC
filed 2010-10-29
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

As of October 26, 2010, the registrant had 37,406,192 shares of common stock, par value $0.001 per share outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,555	$1,631
Restricted cash	500	1,000
Accounts receivable (net of allowance for doubtful accounts of $1,281 and $589, respectively)	5,630	4,632
Inventories	768	602
Other current assets	732	655
Total current assets	9,185	8,520

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $4,084 and $2,787 respectively)	5,010	4,340

OTHER ASSETS	86	85

TOTAL ASSETS	$14,281	$12,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,869	$1,969
Accrued compensation	1,083	1,308
Accrued expenses and other liabilities	622	465
Short-term portion of equipment capital leases	2,043	1,482
Revolving credit line	3,900	552
Total current liabilities	9,517	5,776

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	1,389	1,526

TOTAL LIABILITIES	10,906	7,302

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 37,392,130 and 37,185,078 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	37	37
Additional paid-in capital	24,420	23,762
Accumulated deficit	(21,082)	(18,156)
Total stockholders’ equity	3,375	5,643

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,281	$12,945

See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

NET REVENUE	$8,708	$7,297	$25,616	$21,670

COST OF REVENUE	4,818	3,672	13,737	10,147

GROSS PROFIT	3,890	3,625	11,879	11,523

OPERATING EXPENSES
General and administrative	2,919	2,458	8,590	7,013
Sales and marketing	1,983	1,793	5,689	4,850
Total operating expenses	4,902	4,251	14,279	11,863

LOSS FROM OPERATIONS	(1,012)	(626)	(2,400)	(340)

INTEREST AND OTHER INCOME (EXPENSE) - NET	(186)	(129)	(526)	(374)

NET LOSS	$(1,198)	$(755)	$(2,926)	$(714)

NET LOSS PER SHARE
- Basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- Basic and diluted	37,376,676	36,000,941	37,302,046	33,782,925

 See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,926)	$(714)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Provision for bad debts	1,746	1,359
Depreciation	1,297	814
Amortization of debt issue costs	38	46
Stock-based compensation	340	295
Non-cash consulting expenses	168	49
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(2,744)	(2,620)
(Increase) decrease in inventories	(166)	(122)
(Increase) decrease in prepaid expenses	(25)	(233)
(Increase) decrease in deposits	-	(42)
Increase (decrease) in accounts payable and other liabilities	(141)	122
NET CASH USED IN OPERATING ACTIVITIES	(2,413)	(1,046)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(813)	(432)
NET CASH USED IN INVESTING ACTIVITIES	(813)	(432)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital lease obligations	146	97
Advances on credit facility	3,348	(1,147)
Repayment of capital leases and loans	(995)	(542)
Decrease in restricted cash	500	-
Issuance of common stock and warrants for cash, net of transaction expenses	151	5,730
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,150	4,138

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76)	2,660
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,631	468
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,555	$3,128
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$484	$335
Income taxes paid	$13	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$1,419	$1,064
Equipment purchased and included in accounts payable	$-	$680
Equipment purchased and payables settled with issuance of restricted common stock	$-	$186

See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2010

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist of compensation and benefits for research and development personnel, license fees, related supplies, inventory and payment for samples to complete validation studies.  These expenses were incurred to develop our melanoma test (MelanoSITE) and to develop other new molecular tests.

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

There were no common equivalent shares included in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2010 and 2009 because the Company had a net loss for such periods and therefore such common equivalent shares were anti-dilutive.

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

On September 30, 2010, we had an outstanding amount due on the Credit Facility of approximately $3.9 million and the available credit under the Credit Facility was approximately $170,000.

NOTE C — COMMON STOCK PURCHASE AGREEMENT

On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion”). The Stock Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion. In consideration for entering into this Stock Agreement, on October 10, 2008, we issued to Fusion 17,500 shares of our common stock (valued at $14,700 on the date of issuance) and paid $17,500 as a due diligence expense reimbursement. In addition, on November 5, 2008, we issued to Fusion 400,000 shares of our common stock (valued at $288,000 on the date of issuance) as a commitment fee. Concurrently with entering into the Stock Agreement, we entered into a registration rights agreement with Fusion. Under the registration rights agreement, we agreed to file a registration statement with the SEC covering the 417,500 shares that have already been issued to Fusion and at least 3.0 million shares that may be issued to Fusion under the Stock Agreement. Presently, we expect to sell no more than the initial 3.0 million shares to Fusion during the term of this Stock Agreement. The Company filed a registration statement on Form S-1 on November 28, 2008 and on February 5, 2009 the registration statement became effective and on May 7, 2010, we filed Post Effective Amendment No. 2 to the registration statement which became effective on May 19, 2010.

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

NOTE D — CAPITAL LEASE TRANSACTIONS

On July 28, 2010 NeoGenomics Laboratories and Leasing Technologies, Inc. (LTI) agreed on the terms and conditions of a new $1.0 million lease line of credit.  The new line has the same terms and conditions of our November 5, 2008 Master Lease Agreement with LTI. Advances under the lease line may be made for one year by executing equipment schedules for each advance. The lease term of any equipment schedules issued under the lease line will be for 36 months. The lease rate factor applicable for each equipment schedule is 0.0327/month. If the Subsidiary makes use of the entire lease line, the monthly rent would be $32,700. Monthly rent for the leased equipment is payable in advance on the first day of each month. The obligations of the Subsidiary are guaranteed by the Parent Company. At the end of the term of each equipment schedule the Subsidiary may: (a) renew the lease with respect to such equipment for an additional 12 months at fair market value; (b) purchase the equipment at fair market value, which price will not be less than 10% of cost nor more than 14% of cost; (c) extend the term for an additional six months at 35% of the monthly rent paid by the lessee during the initial term, after which the equipment may be purchased for the lesser of fair market value or 8% of cost; or (d) return the equipment subject to a remarketing charge equal to 6% of cost.

On September 30, 2010 we had made no draws on the lease line of credit and we had $1.0 million availability on the line.

NOTE E — RELATED PARTY TRANSACTIONS

Consulting Agreements

During the three and nine months ended September 30, 2010, we incurred expenses of approximately $45,000 and $147,350, respectively, for various consulting work performed by Steven C. Jones, a Director of the Company, in connection with his duties as Executive Vice President of Finance.  During the three and nine months ended September 30, 2009, Mr. Jones earned approximately $42,000 and $149,000, respectively, for work performed as our Acting Principal Financial Officer.

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

During the three and nine months ended September 30, 2010 14,061 and 248,435 warrants vested, respectively and the compensation expense recorded was approximately $28,092 and $123,735, respectively.

During the three and nine months ended September 30, 2010, George O’Leary, a director of the Company, did not engage in any consulting with the Company.  During the three and nine month periods ended September 30, 2009, Mr. O’Leary earned approximately $0 and $30,000 for various consulting work performed for the Company.

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

During 2010, eTelenext and HCSS were merged to form PathCenter, Inc.  Dr. Michael T. Dent currently has beneficial ownership of 3% of PathCenter, Inc.

For the three and nine month periods ended September 30, 2010, we recorded expense of approximately $72,800 and $253,700, respectively, for work eTelenext/PathCenter, Inc. performed on our laboratory information systems.  For the three and nine month periods ended September 30, 2009 we recorded expense of approximately $26,000 and $85,000, respectively, for work eTelenext/PathCenter, Inc. performed on our laboratory information systems.

Research DX, LLC

During 2009, we contracted with ResearchDX, L.L.C. (“ResearchDX”) to provide clinical trial management services on our behalf.  For the nine month periods ended September 30, 2010, we began to receive various specimens for testing from ResearchDX and we continued to outsource our clinical trial management and cytogenetic overflow volume to them for processing.  During the three months ended September 30, 2010, we received specimen testing revenues from ResearchDX of approximately $3,350 and incurred expenses to ResearchDX of approximately $80,050.  During the nine months ended September 30, 2010, we received specimen testing revenues of approximately $28,000 and incurred expenses to Research DX of approximately $201,500.  Research DX was formed in November 2008 and Dr. Mathew Moore our Vice President of Research and Development owns 50% of ResearchDX.  Dr. Moore has recused himself from all transactions between the two entities and we believe that such transactions are competitive with alternate options.

NOTE F — Executive Appointments

Effective as of July 16, 2010, Marydawn Miller, was appointed to the position of Vice President of Information Technology of the Company.

Effective as of August 10, 2010, Grant Carlson, has been appointed to the position of Vice President of Business Development of the Company.

On August 30, 2010, Mark Smits, joined the Company in the role of Vice President of Sales and Marketing.

As part of his employment offer letter Mr. Smits salary was set at $275,000.  Beginning with the fiscal year ending December 31, 2010, Mr. Smits is also eligible to receive a base incentive bonus payment which will be targeted at 40% of his base salary based on 100% achievement of goals (the “Base Bonus Target”) agreed to by Mr. Smits and the CEO of NeoGenomics Laboratories and approved by the Board of Directors for such fiscal year and is eligible to be increased up to 150% of the Base Target Bonus in any fiscal year in which he meets certain outsize performance thresholds established by the CEO of the Company and approved by the board of directors.  Mr. Smits targeted bonus for FY 2010 will be prorated for the amount of time served in 2010 and is guaranteed to be a minimum of $25,000.  Mr. Smits is also entitled to participate in all medical and other benefits that NeoGenomics Laboratories has established for its employees.  Mr. Smits will also be eligible for up to four (4) weeks of paid time off per year.  If Mr. Smits were terminated without cause during the term (as such term is used in the offer letter) he is eligible to receive his base pay and benefits for a period of six (6) months.  Mr. Smits also will receive the option to purchase 425,000 shares of common stock.  The options vest based on the following schedule:

Time Based Vesting

-	25,000 on December 31, 2010
-	50,000 at the first year anniversary
-	50,000 at the second year anniversary
-	50,000 at the third year anniversary
-	50,000 at the fourth year anniversary

Performance Based Vesting

-	20,000 on August 30, 2010
-	20,000 if the Company achieves $35.5 million revenue for FY 2010
-	40,000 if the Company achieves the board-approved budgeted revenue for FY 2011
-	40,000 if the Company achieves the board-approved budgeted revenue for FY 2012
-	40,000 if the Company achieves the board-approved budgeted revenue for FY 2013

-	40,000 if the Company achieves the board-approved budgeted revenue for FY 2014

These options were valued at approximately $167,000 using a trinomial lattice model with the following weighted average assumptions:

Expected term in years	3.66
Risk-free interest rate (%)	0.95%
Expected volatility range (%)	54.10% to 63.07%
Dividend yield (%)	0%

During the three months ended September 30, 2010, 20,000 options vested and the compensation expense was approximately $13,271.

NOTE G — Subsequent Events

On October 1, 2010 the Company entered into two lease schedules with LTI for an aggregate of $136,882 which was funded for lab and computer equipment.  The lease schedules are for 36 months and the monthly payments are $4,477.

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

Our Focus

NeoGenomics’ primary focus is to provide high complexity laboratory testing for community-based pathology, oncology, dermatology and urology markets in the United States and the Caribbean. We focus on community-based practitioners for two reasons. First, academic pathologists and associated clinicians tend to have their testing needs met within the confines of their university affiliation. Secondly, most of the cancer care in the United States is administered by community-based practitioners due to ease of local access. We currently provide our services to pathologists and oncologists that perform bone marrow and/or peripheral blood sampling for the diagnosis of blood and lymphoid tumors (leukemias and lymphomas) and archival tissue referred for analysis of solid tumors such as breast cancer. We also serve community-based urologists and dermatologists by providing FISH-based genetic tests for the early diagnosis of bladder cancer and/or recurrent bladder diseases, and melanoma.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2009, and there have been no material changes in the three and nine months ended September 30, 2010.

Results of Operations for the Three and Nine Months Ended September 30, 2010 as Compared to the Three and Nine Months Ended September 30, 2009

The following table presents the unaudited condensed consolidated statements of operations as a percentage of revenue:

	For the three months ended September 30.		For the nine months ended September 30,
	2010	2009	2010	2009
NET REVENUE	100%	100%	100%	100%
COST OF REVENUE	55%	50%	54%	47%
GROSS PROFIT	45%	50%	46%	53%
OPERATING EXPENSES:
General and administrative	33%	34%	33%	33%
Sales and marketing	23%	25%	22%	22%
TOTAL OPERATING EXPENSES	56%	59%	55%	55%

LOSS FROM OPERATIONS	(12)%	(9)%	(9)%	(1)%

INTEREST AND OTHER INCOME (EXPENSE) - NET	(2)%	(1)%	(2)%	(2)%

NET LOSS	(14)%	(10)%	(11)%	(3)%

Revenue

The Company’s specialized testing services are performed based on a written test requisition form and revenues are recognized once the testing services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. Our testing services are billed to various payors, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. We report revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. We report revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as an allowance to arrive at the reported revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly.

Revenues increased approximately 19%, or $1.4 million, to approximately $8.7 million for the three months ended September 30, 2010 as compared to $7.3 million for the three months ended September 30, 2009. The revenue increase for the three months ended September 30, 2010, as compared to the comparable period in 2009, was primarily driven by increases in the number of tests performed partially offset by a decline in average revenue per test.  Average revenue per test decreased by approximately 7.8% for the three months ended September 30, 2010 as compared to the comparable period in 2009 as a result of contracts signed with three managed care organizations over the last year that had lower average unit pricing than what we had previously been experiencing.

Test volume increased approximately 29% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Increases in test volumes were primarily driven by the increase in sales and marketing activities by the Company over the past twelve months.

For the nine months ended September 30, 2010, revenues increased approximately 18%, or $3.95 million, to $25.6 million as compared to $21.7 million for the comparable period in 2009.  This revenue increase was primarily driven by increases in the number of tests performed partially offset by a decline in average revenue per test.

Test volume increased approximately 31% for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  Increases in test volumes were primarily driven by the increase in sales and marketing activities by the Company over the past twelve months.

Revenues per test are a function of both the type of the test (e.g. FISH, cytogenetics, flow cytometry, etc.) and the payer (e.g., Medicare, Medicaid, third party insurer, institutional client etc.). Average revenue per test is primarily driven by our test type mix and our payer mix. The decline in average revenue per test is the result of changes in test mix, managed care reimbursement, a slight Medicare reimbursement decrease and modest increases in the amount of uninsured patients.

We have established a reserve for uncollectible amounts based on estimates of what we will collect from: a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers. The Company’s allowance for doubtful accounts increased 117%, or approximately $691,800, to $1,280,800, as compared to $589,000 at December 31, 2009 as a result of increasing the amount of time we allow claims to be worked before writing them off. The allowance for doubtful accounts was approximately 19% of accounts receivable on September 30, 2010 and 11% on December 31, 2009.

Cost of Revenue

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

Cost of revenue increased approximately 31%, or $1.1 million, to $4.8 million for the three months ended September 30, 2010 as compared to $3.7 million for the three months ended September 30, 2009. The increase was primarily attributable to increases in all areas of costs of revenue as the Company scaled its operations in order to meet increasing demand. Cost of revenue as a percentage of revenue was approximately 55% for the three months ended September 30, 2010 as compared to 50% for the three months ended September 30, 2009.

Accordingly, gross margin was approximately 45% for the three months ended September 30, 2010 as compared to 50% for the three months ended September 30, 2009.  This decline in gross margin is primarily attributable to the decline in our average revenue per test as described previously.  NeoGenomics also made a conversion to a new laboratory information system (LIS) during the third quarter, which also adversely impacted productivity due to training time and testing for the new system and thus impacted gross margin.

For the nine months ended September 30, 2010, cost of revenue increased approximately 35%, or $3.6 million, to $13.7 million as compared to $10.1 million in the comparable period in 2009.  The increase was primarily attributable to increases in all areas of costs of revenue as the Company scaled its operations in order to meet increasing demand. Cost of revenue as a percentage of revenue was approximately 54% for the nine months ended September 30, 2010 as compared to 47% for the nine months ended September 30, 2009. NeoGenomics also made a conversion to a new laboratory information system (LIS), which also adversely impacted productivity due to training time and testing of the new system in the second and third quarters.

Accordingly, gross margin was approximately 46% for the nine months ended September 30, 2010 as compared to 53% for the nine months ended September 30, 2009.  This decline in gross margin is primarily attributable to the decline in our average revenue per test as described previously and to costs related to the conversion of our new laboratory information system which impacted technologist productivity.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the three months ended September 30.			For the nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
Sales and marketing	$1,983,000	$1,793,000	11%	$5,689,000	$4,850,000	17%
As a % of revenue	23%	25%		22%	22%

The increase in sales and marketing expenses for the three months ended September 30, 2010 as compared to the same period in 2009 is driven primarily by an increase in the number of sales personnel and sales recruiting expenses.

For the nine months ended September 30, 2010 as compared to the same period in 2009, the increase in sales and marketing expenses is primarily the result of adding substantial numbers of sales and marketing personnel throughout 2009, the full impact of which was captured in the nine months ending September 30, 2010.

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

	For the three months ended September 30.			For the nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
General and administrative	$2,919,000	$2,458,000	19%	$8,590,000	$7,013,000	22%
As a % of revenue	33%	34%		34%	32%

The increase in general and administrative expenses for the three months ended September 30, 2010 as compared to the comparable period in 2009 is primarily a result of adding additional information technology management and to a lesser extent increases in bad debt expense related to additional revenues.

Bad debt expense increased by approximately 37%, or $155,000, to $579,000 for the three months ended September 30, 2010 as compared to $424,000 for the three months ended September 30, 2009. Bad debt expense as a percentage of revenue for the three months ended September 30, 2010 was 6.7% as compared to 5.8% for the three months ended September 30, 2009.

For the nine months ended September 30, 2010, the increase in general and administrative expenses as compared to the comparable period in 2009 is primarily a result of adding additional senior level management and information technology personnel, bad debt expense related to increased sales and to a lesser extent increases in insurance cost due to increased revenues and payroll costs.

Bad debt expense increased by approximately 28%, or $387,000, to $1,746,000 for the nine months ended September 30, 2010 as compared to $1,359,000 for the nine months ended September 30, 2009. Bad debt expense as a percentage of revenue for the nine months ended September 30, 2010 was 6.8% as compared to 6.3% for the nine months ended September 30, 2009.

The increase in bad debt expense as a percentage of revenue is the result of managed care organizations becoming more aggressive in limiting payments to out-of-network providers and the increase in uninsured patients related to the United States economy.

We expect our general and administrative expenses to increase modestly as we increase our billing and collections activities, incur additional expenses associated with the expansion of our facilities and backup systems and continue to build our physical infrastructure to support our anticipated growth. However, we expect general and administrative expenses to decline as a percentage of our revenue as our case volumes increase and we develop more operating leverage in our business.

Interest Expense, net and Other Expense

Interest expense net, represents the interest expense we incur on our borrowing arrangements offset by the interest income we earn on cash deposits. Interest expense, net increased approximately 39%, or $50,000, to $179,000 for the three months ended September 30, 2010 as compared to $129,000 for the three months ended September 30, 2009.

For the nine months ended September 30, 2010, interest expense, net increased approximately 37%, or $139,000, to $513,000 as compared to $374,000 for the nine months ended September 30, 2009.

Interest expense is primarily related to the amount of our capital leases outstanding and to a lesser extent to the amount we have outstanding at any given time under our Credit Facility with CapitalSource. Interest expense increased over the comparable periods in 2009 primarily as a result of the higher capital lease and Credit Facility balances.

Other expense for the three and nine months ended September 30, 2010 was approximately $7,000 and $13,000 which represent minimum state income taxes.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $1,198,000, or $(0.03)/share, for the three months ended September 30, 2010 as compared to a net loss of $755,000, or $(0.02)/share, for the three months ended September 30, 2009. We reported a net loss of $2,926,000, or $(0.08) per share, for the nine months ended September 30, 2010 as compared to a net loss of approximately $714,000, or $(0.02) per share, for the nine months ended September 30, 2009.

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and finance activities for the nine months ended September 30, 2010 and 2009 as well as the period ending cash and cash equivalents and working capital.

	For the nine months ended September 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$(2,413,000)	$(1,046,000)
Investing activities	(813,000)	(432,000)
Financing activities	3,150,000	4,138,000
Net increase in cash and cash equivalents	(76,000)	2,660,000
Cash and cash equivalents, beginning of period (1)	1,631,000	468,000
Cash and cash equivalents, end of period (1)	$1,555,000	$3,128,000
Working Capital (2), end of period	$(332,000)	$2,744,000

(1)	This excludes restricted cash of $500,000
(2)	Defined as current assets - current liabilities.

The large increase in cash used in operations for the nine months ended September 30, 2010 as compared to the comparable period in 2009 is primarily the result of our loss from operations, and increases in our accounts receivable from increased revenues.  As of September 30, 2010 we had a working capital deficit of $332,000.

The increase in cash used in investing activities was primarily the result of paying cash for various leasehold improvements, capitalizable costs of our new Laboratory Information System and certain equipment upgrades, none of which could be lease financed.

The increase in net cash flow provided by financing activities was primarily the result of increases in funding from our Credit Facility with Capital Source.  This funding was partially offset by payments on our capital lease facilities.

On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion”). The Stock Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million available from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion, depending on, among other things, the market price of our common stock. As of September 30, 2010, we had not drawn on any amounts under the Fusion Stock Agreement.

On February 1, 2008, we entered into a revolving credit facility with CapitalSource, which allows us to borrow up to $3,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days.

On April 26, 2010, the Parent Company, NeoGenomics Laboratories, Inc., the wholly-owned subsidiary of the Parent Company (“Borrower”), and CapitalSource entered into an Amended and Restated Revolving Credit and Security Agreement (the “Amended and Restated Credit Agreement” of the “Credit Facility”).  The Amended and Restated Credit Agreement amended and restated the Revolving Credit and Security Agreement dated February 1, 2008, as amended, among the Parent Company, Borrower and CapitalSource (the “Original Credit Agreement”).  The terms of the Amended and Restated Credit Agreement and the Original Credit Agreement are substantially similar except that the Amended and Restated Credit Agreement, among other things, (i) increases the maximum principal amount of the revolving credit facility from $3,000,000 to $5,000,000, (ii) provides that the term of the Amended and Restated Credit Agreement shall end on February 1, 2013,  (iii) increases the amount of the collateral management fee and unused line fees paid by Borrower to CapitalSource, (iv) modifies the definitions of “Minimum Termination Fee” and “Permitted Indebtedness”, (v) provides that the Borrower must maintain a minimum outstanding principal balance under the revolving facility of at least $2,000,000, (vi) increases the interest rate to LIBOR plus 4.25% (provided that LIBOR shall not be less than 2.0%) and (vii) revises certain covenants and representations and warranties.   The Amended and Restated Credit Agreement also made permanent a previously enacted temporary change to the methodology for calculating the Fixed Charge Coverage Ratio covenant, which permits us to add amounts of unrestricted cash and cash equivalents and unused availability under the Credit Facility to Adjusted EBITDA for the purposes of calculating this covenant.  Borrower paid CapitalSource a commitment fee of $33,500 in connection with the execution of the Amended and Restated Credit Agreement (CapitalSource credited $25,000 of an amendment fee previously paid by the Borrower towards this commitment fee).

On September 30, 2010, we had an outstanding amount due on the Credit Facility of approximately $3.9 million and had availability of approximately $170,000 based on eligible accounts receivable.  The credit facility has three financial covenants, a fixed charge coverage covenant, a cash velocity covenant and a minimum liquidity requirement.

The fixed charge coverage covenant is calculated by dividing 1) the sum of our Adjusted EBITDA during the previous three month period, our period ending unrestricted cash and cash equivalents, and period ending unused availability under the Credit Facility, by 2) the sum of our debt service charges plus the amount of cash paid for capital expenditures less any equity contributions received in cash during such three month period, and it must equal a ratio of at least 1.25x in all three month test periods.  Adjusted EBITDA, a non-GAAP measure is calculated by taking three month GAAP net income plus three months depreciation, amortization, interest, taxes, non-cash stock based compensation, other non-cash and non-recurring charges.  We were in compliance with this fixed charge coverage covenant as of September 30, 2010.

The cash velocity covenant stipulates that during each rolling three month period, we must collect 87.5% of the amount of revenue we booked in the three month period beginning fourth months prior to the covenant test date and ending on the end of the month directly preceding the covenant test date.  The minimum liquidity covenant stipulates that we must have at least $500,000 of unrestricted cash and/or unused availability under our Credit Facility at any covenant test date.  We were in compliance with both the cash velocity covenant and the minimum liquidity covenant as of September 30, 2010.

On July 28, 2010 NeoGenomics Laboratories, Inc., the primary operating subsidiary of the Parent Company (the “Operating Company”), and Leasing Technologies, Inc. (“LTI”) agreed on the terms and conditions of an additional $1.0 million lease line of credit with a draw down period of one year.  The new line has the same terms and conditions as our November 5, 2008 Master Lease Agreement with LTI. Advances under the lease line may be made for one year by executing equipment schedules for each advance. The lease term of any equipment schedules issued under the lease line will be for 36 months. The lease rate factor applicable for each equipment schedule is 0.0327/month. If the Operating Company makes use of the entire lease line, the monthly rent would be $32,700. Monthly rent for the leased equipment is payable in advance on the first day of each month. The obligations of the Operating Company are guaranteed by the Parent Company. At the end of the term of each equipment schedule, the Operating Company may: (a) renew the lease with respect to such equipment for an additional 12 months at fair market value; (b) purchase the equipment at fair market value, which price will not be less than 10% of cost nor more than 14% of cost; (c) extend the term for an additional six months at 35% of the monthly rent paid by the lessee during the initial term, after which the equipment may be purchased for the lesser of fair market value or 8% of cost; or (d) return the equipment subject to a remarketing charge equal to 6% of cost. As of September 30, 2010 we had made no draws on the LTI lease line of credit and we had $1.0 million of availability on such line.

On September 1, 2010, in order to improve our operating results and liquidity we had a reduction in force which we expect to result in annual savings of approximately $1.5 million on a going forward basis and in the current quarter we took an immaterial charge as the result of this action.

As of September 30, 2010, we had approximately $1.55 million in unrestricted cash on hand, up to $1.1 million of availability under our Credit Facility, which is dependent upon eligible accounts receivable, and up to $8.0 million available under the Fusion Stock Agreement.  As such, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.  We believe we have adequate access to capital to meet our operating commitments over the next twelve months from our cash on hand, availability under our Credit Facility, and availability under our Fusion Stock Agreement.  In the event that the Company grows at a rate that is different from what we currently anticipate or we engage in strategic transactions or acquisitions and our cash on hand and availability under our Credit Facility and/or our availability under the Fusion Stock Agreement is not adequate, we may need to raise additional debt or equity capital from other sources.  In such event, the Company may not be able to obtain such funding on attractive terms or at all and the Company may be required to curtail its operations.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $3.0 million to $4.0 million of additional capital equipment during the next twelve months. We plan to fund these expenditures with cash, through bank loan facilities, and through capital lease financing arrangements including the LTI lease line of $1.0 million. If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Addition and Appointment of Executive Officers

Effective as of July 16, 2010, Marydawn Miller, was appointed to the position of Vice President of Information Technology of the Company.

Effective as of August 10, 2010, Grant Carlson, has been appointed to the position of Vice President of Business Development of the Company.

On August 30, 2010, Mark Smits, joined the Company in the role of Vice President of Sales and Marketing.

As part of his employment offer letter Mr. Smits salary was set at $275,000.  Beginning with the fiscal year ending December 31, 2010, Mr. Smits is also eligible to receive a base incentive bonus payment which will be targeted at 40% of his base salary based on 100% achievement of goals (the “Base Bonus Target”) agreed to by Mr. Smits and the CEO of NeoGenomics Laboratories and approved by the Board of Directors for such fiscal year and is eligible to be increased up to 150% of the Base Target Bonus in any fiscal year in which he meets certain outsize performance thresholds established by the CEO of the Company and approved by the board of directors.  Mr. Smits targeted bonus for FY 2010 will be prorated for the amount of time served in 2010 and is guaranteed to be a minimum of $25,000.  Mr. Smits is also entitled to participate in all medical and other benefits that NeoGenomics Laboratories has established for its employees.  Mr. Smits will also be eligible for up to four (4) weeks of paid time off per year.  If Mr. Smits were terminated without cause during the term (as such term is used in the offer letter) he is eligible to receive his base pay and benefits for a period of six (6) months.  Mr. Smits also will receive the option to purchase 425,000 shares of common stock.  The options vest based on the following schedule:

Time Based Vesting

-	25,000 on December 31, 2010
-	50,000 at the first year anniversary
-	50,000 at the second year anniversary
-	50,000 at the third year anniversary
-	50,000 at the fourth year anniversary

Performance Based Vesting

-	20,000 on August 30, 2010
-	20,000 if the Company achieves $35.5 million revenue for FY 2010
-	40,000 if the Company achieves the board-approved budgeted revenue for FY 2011
-	40,000 if the Company achieves the board-approved budgeted revenue for FY 2012
-	40,000 if the Company achieves the board-approved budgeted revenue for FY 2013
-	40,000 if the Company achieves the board-approved budgeted revenue for FY 2014

These options were valued at approximately $167,000 using a trinomial lattice model with the following weighted average assumptions:

Expected term in years	3.66
Risk-free interest rate (%)	0.95%
Expected volatility range (%)	54.10% to 63.07%
Dividend yield (%)	0%

During the three months ended September 30, 2010, 20,000 options vested and the compensation expense was approximately $13,271.

Mr. Smits did not exercise his option to purchase up to $100,000 of unregistered NeoGenomics common stock at the average closing price for the previous 5 days prior to the purchase and received no warrants as a result.

Subsequent Events

On October 1, 2010 the Company entered into two lease schedules with LTI for an aggregate of $136,882 which was funded for lab and computer equipment.  The lease schedules are for 36 months and the monthly payments are $4,477.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — REMOVED AND RESERVED

None

ITEM 5 — OTHER INFORMATION

On October 28, 2010 Kevin C. Johnson, age 55, was appointed to the board of directors of NeoGenomics.  Mr. Johnson is currently retired.  From May 1996 to January 2003, Mr. Johnson was Chairman, Chief Executive Officer and President of DIANON Systems, Inc., a publicly-traded cancer diagnostic services company providing anatomic pathology and molecular genetic testing services to physicians nationwide.  During that time, DIANON grew annual revenues from approximately $56 million in 1996 to approximately $200 million in 2002, and DIANON’s market capitalization grew from $45 million to approximately $600 million when it was sold to Laboratory Corporation of America (NYSE:  LH) in January of 2003.   Prior to joining DIANON in 1996, Mr. Johnson was employed by Quest Diagnostics and Quest’s predecessor, the Life Sciences Division of Corning, Inc., for 18 years, and held numerous management and executive level positions.  Mr. Johnson is Chairman of the Board of Aureon Biosciences, Inc. a medical technology company integrating clinical history, unique tissue patterns and molecular characteristics, to help determine the likely path of a patient's cancer.  He also serves on the Board of Precision Therapeutics, a diagnostics services company, using a proprietary live tumor cell-based platform to measure patient's tumor sensitivity and resistance to a range of therapeutic alternatives under consideration for cancer treatment, with initial focus on gynecologic cancers.

As of the date of this filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission, Mr. Johnson had not been named to any committee of the Company’s board of directors.

Mr. Johnson will receive a $25,000 annual stipend paid quarterly in arrears and will receive $1,000 for each board meeting attended in person and $500 for each telephonic board meeting.

On October 28, 2010 George O’Leary resigned from the Company’s board of directors.

ITEM 6 — EXHIBITS

EXHIBIT
NO.	DESCRIPTION

10.48	Offer Letter between NeoGenomics Laboratories, Inc. and Mark Smits dated July 26, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2010)

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: October 29, 2010	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Chairman and
Chief Executive Officer

	By:	/s/ George Cardoza
		Name:	George Cardoza
		Title:	Chief Financial Officer

	By:	/s/ Jerome J. Dvonch
		Name:	Jerome J. Dvonch
		Title:	Director of Finance and
Principal Accounting Officer