Form 10-Q/A
period 2010-06-30
NEOGENOMICS INC
filed 2011-02-17
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q (the “Original Filing”) of NeoGenomics, Inc. (the “Company”) for the quarter ended June 30, 2010, that was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on August 16, 2010.  The Amendment is being filed in connection with a modification to the Company’s confidential treatment request with respect to Exhibits 10.24, 10.35, 10.39, and 10.44. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and revised redacted versions of Exhibits 10.24, 10.35, 10.39 and 10.44 are included as exhibits to the Amendment.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officers are filed as exhibits hereto.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

PART II – OTHER INFORMATION

ITEM 6 — EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10.24†	Revolving Credit and Security Agreement, dated February 1, 2008, by and between NeoGenomics, Inc., a Nevada corporation, NeoGenomics, Inc., a Florida corporation, and CapitalSource Finance LLC
10.25*	Employment Agreement, dated March 12, 2008, between Neogenomics, Inc. and Mr. Robert P. Gasparini
10.26*	Employment Agreement, dated June 24, 2008, between Neogenomics, Inc. and Mr. Jerome Dvonch
10.27*	Common Stock Purchase Agreement, dated November 5, 2008, between Neogenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC
10.32*	Employment Agreement, dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.
10.35†	Second Amendment to Revolving Credit and Security Agreement, dated April 14, 2009, among NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC
10.36*	Common Stock Purchase Agreement, dated July 24, 2009, between Neogenomics, Inc. and Abbott Laboratories
10.38*	Employment Letter dated July 22, 2009 between NeoGenomics, Inc. and Grant Carlson
10.39†	Strategic Supply Agreement dated July 24, 2009, between NeoGenomics Laboratories, Inc. and Abbott Molecular Inc.
10.41*	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and George Cardoza
10.42*	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and Jack G. Spitz
10.44†	Amended and Restated Revolving Credit and Security Agreement dated April 26, 2010 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC
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

10.47*	Offer Letter between NeoGenomics Laboratories, Inc. and Marydawn Miller dated June 16, 2010
10.48	Offer Letter between NeoGenomics Laboratories, Inc. and Mark Smits dated July 26, 2010 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 12, 2010)
31.1**	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3**	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Provided herewith. Portions of the exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.  The omitted information has been filed separately with the Securities and Exchange Commission.

*	Previously filed. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 16, 2010.
**	Provided herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOGENOMICS, INC.

Date: February 17, 2011	By:	/s/ Douglas M. VanOort
Name: Douglas M. VanOort
Title: Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
Name: George Cardoza
Title: Chief Financial Officer

	By:	/s/ Jerome J. Dvonch
Name:Jerome J. Dvonch
Title: Director of Finance and Principal Accounting Officer