Form 10-K
period 2010-12-31
NEOGENOMICS INC
filed 2011-02-23
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒ No

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $36.6 million, based on the closing price of the registrant’s common stock of $1.27 per share on June 30, 2010.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 15, 2011:  42,808,634

NEOGENOMICS, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2010

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

All of these testing services are widely utilized in the diagnosis and prognosis of various types of cancer and to help predict a patient’s potential response to specific therapies.

Market Opportunity

The medical testing laboratory market can be broken down into three primary segments:

•	Clinical Pathology (“CP”) lab testing,
•	Anatomic Pathology (“AP”) testing, and
•	Genetic and Molecular Diagnostic (“Mdx”) testing.

CP testing laboratories are typically engaged in high volume, highly automated, lower complexity tests on easily procured specimens such as blood and urine.  Clinical lab tests often involve testing of a less urgent nature, for example, cholesterol testing and testing associated with routine physical exams.

AP testing involves evaluation of tissue, as in surgical pathology, or cells as in cytopathology.  The most widely performed AP procedures include the preparation and interpretation of pap smears, skin biopsies, and tissue biopsies.

Mdx testing typically involves analyzing chromosomes, genes or DNA/RNA sequences for abnormalities.  New tests are being developed at an accelerated pace, thus this market niche continues to expand rapidly.  Genetic and molecular testing requires highly specialized equipment and credentialed individuals (typically MD or PhD level) to certify results and typically yields the highest reimbursement levels of the three market segments.

The market for cancer testing is growing rapidly.  Key factors influencing this growth are:  (i) cancer is primarily a disease of the elderly and now that the baby boomer generation has started to turn sixty, the U.S. is experiencing a significant increase in the number of senior citizens, (ii) the American Cancer Society estimates that one in four senior citizens will develop some form of cancer during the rest of their lifetime, and (iii) every year more and more genes are implicated in development and/or clinical course of cancer.  These associations fuel the development of new genetic or molecular tests.   We estimate that the Company addresses a $5-6 billion total United States market opportunity, about half of which is derived from genetic and molecular testing with the other half derived from more traditional anatomic pathology testing services that are complementary to and often ordered with the genetic testing services we offer.

Our Focus

NeoGenomics’ primary focus is to provide high complexity laboratory testing for hospitals and community-based pathology practices throughout the United States. The high complexity cancer testing services we offer to community-based pathologists and hospitals are designed to be a natural extension of, and complementary to, the services that our pathologist clients perform within their own practices.  We currently perform analyses of bone marrow and/or peripheral blood for the diagnosis of blood and lymphoid tumors (leukemias and lymphomas) and archival tissue referred for analysis of solid tumors such as breast, lung and colon cancer.

We believe our relationship as a non-competitive partner to the community-based pathologist empowers these pathologists to expand their breadth of testing and provide a menu of services that matches or exceeds the level of service found in academic centers of excellence around the country.

In geographic areas where we do not provide services to the community based pathology practice, we may call directly on community based oncology, dermatology and urology practices.  We serve community-based urologists by providing a FISH-based genetic test for the diagnosis of bladder cancer and early detection of recurrent disease.  We serve community based dermatologists by providing a FISH-based genetic test for the diagnosis of malignant melanoma.  We also believe that we can provide a competitive choice to those larger oncology practices that prefer to have a direct relationship with a laboratory for cancer genetic testing services. Our regionalized approach allows us strong interactions with clients and our innovative Genetic Pathology Solutions (“GPS”) report summarizes all relevant case data on one summary report.

Competitive Strengths

Turnaround Times

At NeoGenomics, we strive to provide industry leading turnaround times to our clients nationwide and to provide information so that physicians can provide their patients with the correct treatment as soon as possible.

We believe our average 4-5 day turn-around time for our cytogenetics testing services and our average 3-4 day turn-around time for FISH testing services continue to be industry-leading benchmarks for national laboratories.  The consistent timeliness of results is a competitive strength in cytogenetics and FISH testing and a driver of additional testing requests by our referring physicians.  Quick turn-around times for cytogenetics and FISH testing allows for the performance of other tests to augment or confirm results and improve patient care.  Without rapid turnaround times, there is an increased chance that the test results will not be returned within an acceptable diagnostic window when other adjunctive diagnostic test results are required.  We believe our turn-around times result in our referring physicians requesting more of our testing services and give us a significant competitive advantage in marketing our services against those of other competing laboratories.

National Direct Sales Force

NeoGenomics has assembled a direct sales force.  Our sales representatives (“Territory Business Managers”) are organized into three regions (Northeast, Southeast, and West).  These sales representatives are trained extensively in cancer genetic testing and consultative selling skills.  As of January 31, 2011, we had twenty-one Territory Business Managers, one Director of Corporate Accounts and three Regional Managers.

Strategic Supply Agreement with Abbott Molecular

In July 2009, we entered into a Strategic Supply Agreement with Abbott Molecular, Inc, a wholly-owned subsidiary of Abbott Laboratories.  Under the terms of this agreement, NeoGenomics has the rights to develop and launch three laboratory developed tests (LDTs) based on intellectual property developed and/or licensed by Abbott.  We launched the first of these tests in February 2010, a FISH test for the diagnosis of melanoma (called MelanositeTM), and we are currently working on other potential new FISH assays under the agreement.

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

Geographic Locations

Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on one or both coasts to service the needs of their customers around the country.  We believe that our clients and prospects desire to do business with a laboratory with national breadth and a local presence.  NeoGenomics’ has four facilities.  We have three main laboratory locations in Fort Myers, Florida; Irvine, California; and Nashville, Tennessee and all facilities have the appropriate state licenses and Clinical Laboratory Improvement Act, as amended (“CLIA”), and College of American Pathologists (“CAP”) accreditations and are currently receiving specimens.  The Chatsworth California location is a small office laboratory for our pathologists.  As situations dictate and opportunities arise, we will continue to develop and open new laboratories, linked together by our optimized Laboratory Information System (“LIS”), to better meet the regionalized needs of our clients.

Laboratory Information System (LIS)

NeoGenomics has what we believe is a state of the art LIS that interconnects our locations and provides flexible reporting options, including images, to clients.  This system allows us to deliver uniform test results throughout our network, regardless of where the lab that performs any specific test is located.  This allows us to move specimens between locations to better balance our workload.  Our LIS also allows us to offer highly specialized services to certain sub-segments of our client base.  For instance, our tech-only NeoFISHTM and NeoFLOWTM applications allow our community-based pathologist clients to tailor individual reports to their own customizable report templates.  This feature has been well-received by our tech-only clients.

Scientific Pipeline

The field of cancer genetics is rapidly evolving, and we are committed to developing and offering new tests to meet the needs of the marketplace based on the latest scientific discoveries.  One of the fastest growing areas of cancer diagnostic testing is in the area of “Personalized Medicine” or “Pharmacogenomics”.  In the past two years we have observed a rapid increase in tests that are tied to a therapeutic.  Although for many years clinicians and researchers alike have known that not all drugs are equally effective in all individuals, the molecular basis for these differences have not been well understood.  This is changing very dramatically.  Pharmacogenomics is the study of how genetic variation affects a patient’s response to a treatment.  During 2010, in addition to the validation work performed for our exclusive Melanoma FISH test, the Company introduced two molecular tests, KRAS and BRAF, which help predict a patient’s response to a certain class of drugs called tyrosine kinase inhibitors (“TKIs”).  We believe that by adding additional Personalized Medicine tests to our product offering, we will be able to increase our testing volumes through our existing client base as well as more easily attract new clients via the ability to package our testing services more appropriately to the needs of the market.  We expect to launch several new molecular tests in fiscal year 2011 including but not limited to EGFR Mutation Analysis for lung cancer and JAK2-Exon12 and MPL W515 Mutation Analysis for myeloproliferative neoplasms.  We also expect to add several new FISH tests to complement our current FISH menu.

Competition

We operate in segments of the medical testing laboratory industry that are highly competitive and we expect it to get even more competitive.  In the past several months, two large competitors have entered the testing community.  General Electric Healthcare purchased Clarient, Inc. during 2010 and on January 24, 2011 it was announced that Novartis AG was going to purchase Genoptix, Inc.  Competitive factors in the genetic and molecular testing business generally include the reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting, medical staff, timeliness of delivery of completed reports (i.e. turnaround times) and post-reporting follow-up for clients.

Our competitors in the United States are numerous and include major medical testing laboratories, in-house physician and hospital laboratories.  Many of these competitors have greater financial resources and production capabilities.  These companies may succeed in developing service offerings that are more effective than any that we have or may develop, and may also prove to be more successful than we are in marketing such services. In addition, technological advances or different approaches developed by one or more of our competitors may render our products obsolete, less effective or uneconomical.

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

We currently employ four full-time MDs as our medical directors and pathologists, two PhDs as our scientific directors and cytogeneticists, and one part-time MD acting as a consultant and backup pathologist for case sign out purposes.  We have plans to contract with more pathologists in 2011 as our testing menu continues to expand and our overall testing volumes increase.

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

NeoFLOWTM tech-only flow cytometry was launched as a companion service to NeoFISHTM in late 2007.    We believe the NeoFLOWTM service offering will continue to be a key growth driver for the Company in 2011.  Moreover, the combination of NeoFLOWTM and NeoFISHTM strengthens and differentiates NeoGenomics and allows us to compete more favorably against larger, more entrenched competitors in our testing niche.

Sales and Marketing

We continue to grow our testing volumes and revenue due to our investment in sales and marketing.  As of January 31, 2011, NeoGenomics’ sales and marketing team totaled 40 individuals, including 21 Territory Business Managers (sales representatives), 1 Director of National Accounts, three Regional Managers, five marketing and management professionals and 10 customer care specialists.  During 2010, we made significant investments in sales and marketing training programs and we expect to realize the positive effects of those investments in 2011.

We experienced 17% year-over-year revenue growth to $34.4 million in 2010 from $29.5 million in 2009.  Our average revenue/test decreased 7% to approximately $600 in 2010 from $645 in 2009 as a result of contracts signed with three managed care organizations over the last year that had lower average unit pricing than what we had previously been experiencing.

	FY 2010	FY 2009	% Increase

Client Requisitions Received (Cases)	38,443	31,638	22%
Number of Tests Performed	57,332	45,675	26%
Average Number of Tests/Requisition	1.49	1.44	3%

Total Testing Revenue	$34,371,000	$29,469,000	17%
Average Revenue/Requisition	$894	$931	(4)%
Average Revenue/Test	$600	$645	(7)%

Within the subspecialty field of hematopathology, our scientific expertise and product offering allow us to be able to perform multiple tests on each specimen received if ordered by our physician clients.  Many physicians believe that a comprehensive approach to the diagnosis and prognosis of blood and lymph node disease to be the standard of care throughout the country.  As the average number of tests per requisition changes, then the average revenue would change accordingly.

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

Distribution Methods

The Company currently performs the vast majority of its testing services at each of its three main clinical laboratory locations: Fort Myers, Florida, Nashville, Tennessee and Irvine, California, and then produces a report for the requesting physician.  We also have a facility for our California medical staff in Chatsworth, California.  Services performed in-house include cytogenetics, FISH, flow cytometry, morphology, immunohistochemistry, and some molecular testing.  Molecular testing currently comprises less than 10% of the Company’s testing volume and the Company currently outsources approximately a third of this molecular testing to third parties.  The Company expects to validate and perform the majority of this currently outsourced testing in-house during 2011 to better meet client demands and quality requirements.

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

Dependence on Major Clients

We currently market our services to pathologists, oncologists, urologists, hospitals and other clinical laboratories.  During 2010, we performed 57,332 individual tests.  Ongoing sales efforts have decreased dependence on any given source of revenue.  For the years ended December 31, 2010 and 2009, one client with multiple locations accounted for 3% and 10% respectively, of total revenue.  All others were less than 5% of total revenue individually.

Payor Mix

In 2010, approximately 50% of our revenue was derived from Medicare claims, 25% from commercial insurance companies, 24% from clients such as hospitals and other reference laboratories, and 1% from all others including patients.  In 2009, approximately 49% of our revenue was derived from Medicare claims, 26% from commercial insurance companies, 24% from clients such as hospitals and other reference laboratories, and 1% from all others including patients.  There is no other significant concentration in our payor mix.

Trademarks

The “NeoGenomics” name and logo has been trademarked with the United States Patent and Trademark Office. We have also trademarked the brand names MelanoSITE and DermFISH related to our melanoma FISH test.  We have also trademarked www.neogenomics.com.

Number of Employees

As of December 31, 2010, we had 177 full-time equivalent employees.  In addition, eight other individuals, including three pathologists and a Ph.D. cytogenetics director, serve as consultants to the Company on a regular basis.  On December 31, 2009, we had 166 full-time equivalent employees and eight consultants serving on a regular basis. Our employees are not represented by any union and we believe our employee relations are good.

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

Clinical Laboratory Operations

Licensure and Accreditation

The Company operates clinical laboratories in Fort Myers, Florida, Nashville, Tennessee, Irvine, California and Chatsworth, California. The Chatsworth California location is a small office laboratory for our pathologists. The laboratories are licensed as required by the states in which they are located.  In addition, the laboratories in Florida and Tennessee are licensed by the State of New York as they accept clinical specimens obtained in New York.  All of the NeoGenomics laboratories are certified in accordance with the Clinical Laboratory Improvement Amendments, as amended (“CLIA”).  Under CLIA, the U.S. Department of Health and Human Services (“HHS”) establishes quality standards for each category of testing performed by the laboratory.  The categories of testing include waived, moderate complexity, and high complexity. NeoGenomics’ laboratories are categorized as high complexity.  The NeoGenomics’ laboratories are also accredited by the College of American Pathologists (“CAP”) and actively participate in CAP’s proficiency testing programs for all tests offered by the Company. Proficiency testing programs require the participating laboratories to test specimens that they receive from the testing entity and return the results. The testing entity, conducting an approved program, analyzes the results returned and provides to the Company a quality control report assessing the results.  An important component of a quality assurance program is to establish whether the laboratory’s test results are accurate and valid.

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

Quality of Care

Our mission is to improve patient care through quality cancer genetic diagnostic services. By delivering exceptional service and innovative solutions, we aspire to become America’s premier cancer testing laboratory.  The quality of care provided to clients and their patients is of paramount importance to us.  We maintain quality control processes, including standard operating procedures, controls, performance measurement and reporting mechanisms.  Our employees are committed to providing accurate, reliable, and consistent services at all times.  Any concerns regarding the quality of testing or services provided by the Company are immediately communicated to Company management and, if necessary, the Compliance Department or Human Resources Department.

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

The Centers for Medicare and Medicaid Services promulgated, in 2009, a revision to the regulation that prohibits the mark up of purchased diagnostic services [42 C.F.R. §414.50] (the “Anti-Markup Rule”).  The Anti-Markup Rule prohibits a physician or other supplier from billing for the technical or professional component of a diagnostic test that was ordered by the physician or supplier and was performed by a physician who does not share a practice with the billing physician or supplier an amount greater than the lesser of: (i) the performing supplier’s net charge to the billing physician; (ii) the billing physician’s actual charge; or (iii) the fee schedule amount for the test that would be allowed if the performing supplier billed directly.  There has been considerable commentary and the regulation has been amended to attempt to clarify the regulation.

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

Confidentiality and Security of Personal Health Information

The Health Insurance Portability and Accountability Act of 1996, as amended ("HIPAA") contains provisions that protect individually identifiable health information from unauthorized use or disclosure by covered entities and their business associates. The Office for Civil Rights of HHS, the agency responsible for enforcing HIPAA, has published regulations to address the privacy (the “Privacy Rule”) and security (the “Security Rule”) of protected health information (“PHI”).  The Company is a covered entity and has adopted policies and procedures to comply with the Privacy Rule and the Security Rule. The health care facilities and providers that refer specimens to the Company are also bound by HIPAA.

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

The Fair and Accurate Credit Transactions Act of 2003, enacted on Dec. 4, 2003, directed the Federal Trade Commission to implement regulations to protect consumers against identity theft.  The Federal Trade Commission issued what are referred to as the “Red Flag Rules”, but the effective date for enforcement has been delayed several times. The Red Flag Rules are now subject to enforcement as of January 1, 2011. The Red Flag Program Clarification Act of 2010 (“RFPCA”) gave some relief to health care providers by changing the definition of “creditor”., thereby narrowing the application to health care providers who do not otherwise obtain or use consumer reports or furnish information to consumer reporting agencies in connection with a credit transaction.  Health care providers who act as a “creditor” to any of its patients with respect to a “covered account” are required to implement an identity theft protection program to safeguard patient information.  A creditor includes any entity that regularly in the course of business obtains or uses consumer reports in connection with credit transactions, furnishes information to a consumer reporting agency in connection with a credit transaction, or advances funds to or on behalf of a person based on the person’s obligation to repay the funds or repayable from specific property pledged by or on behalf of the person.  But, a creditor, as defined in the RFPCA, that advances funds on behalf of a person for expenses incidental to a services provided by the creditor to that person is not subject to the Red Flag Rules. The Company has developed a written program designed to identify and detect the relevant warning signs – or “red flags” – of identity theft and establish appropriate responses to prevent and mitigate identity theft in order to comply with the Red Flag Rules. We are also developing a plan to update the program, and the program will be managed by senior management staff under the policy direction of our Board of Directors. The Company intends to take such steps as necessary to determine the extent to which the Red Flag Rules apply to it and to take such steps as necessary to comply.

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

The Company is a clinical medical laboratory that provides medical testing services to doctors, hospitals, and other laboratories on patient specimens that are sent to the Company.  In the case of most specimen referrals that are received for patients that are not in-patients at a hospital or institution or otherwise sent by another reference laboratory, the Company generally has to bill the patient’s insurance company or a government program for its services.  As such it relies on the cooperation of numerous third party payors, including but not limited to Medicare, Medicaid and various insurance companies, in order to get paid for performing services on behalf of the Company’s clients.  Wherever possible, the amount of such third party payments is governed by contractual relationships in cases where the Company is a participating provider for a specified insurance company or by established government reimbursement rates in cases where the Company is an approved provider for a government program such as Medicare.  However, the Company does not have a contractual relationship with some of the insurance companies with whom it deals, nor is it necessarily able to become an approved provider for all government programs.  In such cases, the Company is deemed to be a non-participating provider and there is no contractual assurance that the Company is able to collect the amounts billed to such insurance companies or government programs.  Currently, the Company is not a participating provider with some of the insurance companies it bills for its services.  Until such time as the Company becomes a participating provider with such insurance companies, there can be no contractual assurance that the Company will be paid for the services it bills to such insurance companies, and such third parties may change their reimbursement policies for non-participating providers in a manner that may have a material adverse effect on the Company’s cash flow or results of operations.

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

The market for genetic and molecular testing services is highly competitive and competition is expected to continue to increase.  We compete with other commercial medical laboratories in addition to the in-house laboratories of many major hospitals and physician practices.  Many of our existing competitors have significantly greater financial, human, technical and marketing resources than we do.  Some physicians and hospitals have made the decision to internalize testing rather than using an outsourced laboratory such as NeoGenomics. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance than our offerings.  We may not be able to compete successfully against current and future sources of competition and in such case, this may have a material adverse effect on our business, results of operations and financial condition.

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

On February 1, 2008, we entered in a revolving credit facility with CapitalSource Finance, LLC (“CapitalSource”), which, as subsequently amended allows us to borrow up to $5,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days.  If we were unable to obtain sufficient working capital financing from CapitalSource or sell enough of our products, we would need to secure other sources of funding, including possibly equity financing, in order to satisfy our working capital needs.  This line was originally set to expire on January 31, 2011 and has been extended until February 1, 2013.  The CapitalSource credit facility line has financial covenants which are measured on a monthly basis and which must continue to be met by the Company.  We failed to meet our fixed charge coverage ratio for the test periods ended January 31, 2010 and February 28, 2010 and received a waiver on March 26, 2010.  In the event that we do not continue to meet the requirements of such financial covenants or we otherwise default on the terms of the CapitalSource credit facility and we are unable to obtain a waiver of such default or obtain Capital Source’s agreement to amend the facility, there is a risk that Capital Source could stop lending under the facility and demand that all amounts outstanding under the facility be paid immediately by the Company.  As of December 31, 2010, we had cash and cash equivalents of approximately $1,097,000, restricted cash of $500,000 and we had approximately $262,000 of availability under this credit facility.

On November 5, 2008, the Company and Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”), entered into a Common Stock Purchase Agreement (the “Purchase Agreement”).  We only have the right to receive $50,000 every four business days under the Purchase Agreement unless our stock price equals or exceeds $0.75, in which case we can sell greater amounts  to Fusion Capital as the price of our common stock increases.  Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.45.  Since we registered 3,000,000 shares for sale under the Purchase Agreement by Fusion Capital pursuant to a registration statement on Form S-1 filed on November 28, 2008, the selling price of our common stock to Fusion Capital will have to average at least $2.67 per share for us to receive the maximum proceeds of $8.0 million.  Assuming a purchase price of $1.30 per share (the closing sale price of the common stock on December 31, 2010) and the purchase by Fusion Capital of the full 3,000,000 shares under the Purchase Agreement, proceeds to us would only be $3,900,000 unless we choose to register more than 3,000,000 shares, which we have the right, but not the obligation, to do.  Subject to approval by our board of directors, we have the right but not the obligation to sell more than 3,000,000 shares to Fusion Capital.  In the event we elect to sell more than 3,000,000 shares to Fusion Capital, we will be required to file a new registration statement and have it declared effective by the U.S. Securities and Exchange Commission.

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  Specifically, Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any business days that the market price of our common stock is less than $0.45.  If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to sell enough of our products, we will need to secure another source of funding in order to satisfy our working capital needs.  At December 31, 2010, we have not sold any shares to Fusion Capital.

On January 12, 2011 the Company raised approximately $3.0 million in a private equity transaction which has further added to our cash balance.

Even if we are able to access the full $5.0 million from CapitalSource and the full $8.0 million under the Purchase Agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, there could be a material adverse effect on our long-term business, operating results, financial condition and prospects.

Proposed Government Regulation Of Laboratory Developed Tests (“LDT’s”) May Result In Delays To Certain Laboratory Tests and Increase Our Costs To Implement New Tests

We frequently develop testing procedures to provide diagnostic results to tests that are not available using Federal Drug Administration (“FDA”) approved methods.  The FDA has been considering changes to the way that laboratories are allowed to offer these LDT’s.  Currently all such tests are conducted and offering under CLIA and individual state licensing procedures.  The FDA is considering requiring FDA approval on a portion of those currently offered non-FDA approved tests.  There are currently no formal definitions, procedures or FDA processes on how such approvals would be handled but there is a risk that this could delay the offering of certain tests and result in additional validation costs to us as well as delay the launch of certain new tests.  There is also an associated risk for NeoGenomics that some tests currently offered might need to be subject to approval by the FDA; there are currently no formal definitions, procedures or FDA processes on how such approvals would be handled.

Healthcare Reform Programs May Impact Our Business And The Pricing We Receive For Our Services.

In March of 2010, health care reform legislation known as the “Patient Protection and Affordable Care Act” and the “Health Care and Education Reconciliation Act” were passed into law (the "Affordable Care Act").  The Affordable Care Act contains several provisions that seek to limit Medicare spending in the future.  One key provision is the establishment of “Accountable Care Organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts.  Many of the details around these organizations have not yet been proposed, but rules to implement Accountable Care Organizations will be proposed and, in all likelihood, adopted and implemented.  We cannot predict what the final business models will be, nor can we predict with certainty the future impact on our business.  There is the possibility that these organizations will seek to lower reimbursement for the services which we provide and some may potentially restrict access to our services.  These changes could have an adverse and material impact on our operations.  In furtherance of health care reform and the reduction in health care expenditures, the Affordable Care Act contains numerous provisions to be implemented through 2018.  There can be no assurance at this time that the implementation of these provisions will not have a material adverse effect on the business of the Company.

Steps Taken By Government Payors, Such As Medicare And Medicaid To Control The Utilization and Reimbursement Of Healthcare Services, Including Esoteric Testing May Diminish Our Net Revenue

We face efforts by government payors to reduce utilization as well as reimbursement for laboratory testing services.

From time to time, Congress has legislated formulas adverse to sustainable payment rates, and has reduced, delayed, or modified updates to the Medicare Physician Fee Schedule. The Physician Fee Schedule assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The Physician Fee Schedule is subject to adjustment on an annual basis. The formula used to calculate the fee schedule conversion factor, known as the Sustainable Growth Rate, would have resulted in significant decreases in payment for most physician services for each year since 2003. However, since that time Congress has intervened repeatedly to prevent these payment reductions, and the conversion factor has been increased or frozen for the subsequent year. Decreases in payment will occur in future years unless Congress acts to change the formula used to calculate the fee schedule or continues to legislate modifications to the Sustainable Growth Rate each year. In late 2010, Congress acted to provide a slight increase in physician fee schedule payments in 2011 instead of   a payment reduction of 21.2%.  The result for us of this was a 5-15% increase in our flow cytometry and FISH testing services excluding UroVysion which is further described below. In the event that the reduction in the Medicare physician fee schedule is not further modified prospectively, either by statutory intervention or by modifying the formula to determine the physician fee schedule, the Company could face a material reduction in the Medicare reimbursements it receives for certain of its laboratory tests. Reductions in the Medicare physician fee schedule could have a material adverse effect on our business, operating results, financial condition and prospects.

In addition, certain other legislation which was set to expire on December 31, 2010 has been extended through December 31, 2011, which grandfathered the implementation of new reimbursement procedures for the technical component of Medicare tests performed for certain hospital clients (known as the “TC Grandfather” legislation).  As a result, reference labs like the Company that meet the grandfathering criteria can bill Medicare directly for the technical component of laboratory tests for grandfathered hospitals.  In the event that the TC Grandfather legislation is not further extended in 2012, the Company would be required to bill the hospitals ordering such services for the technical component of those tests the Company previously billed to Medicare.  In such case, there can be no assurance that the hospital clients of the Company will contract to pay for such tests or will continue to order such tests from the Company in the same volumes as they have been historically, which could have a material adverse effect on our business, operating results, financial condition and prospects.

In addition beginning in fiscal year 2011, CMS has created a specific CPT code for UroVysion testing with a significant price decline in both the technical and professional component from its previous reimbursement codes.  We may see some commercial payors decrease their reimbursement of this test as well.

CMS enacted a new condition in the 2011 Medicare Physician Fee Schedule Final Rule, effective commencing on January 1, 2011, that would require a physician’s signature on paper requisitions for clinical laboratory and pathology services paid under the clinical laboratory fee schedule.  Such a policy would be disruptive of patient care and the timely provision of medically necessary services provided by laboratories. The new policy was delayed initially for the first quarter of 2011 to enable CMS to develop an educational program. But, CMS officials indicated on Feb. 11, 2011 that the physician signature rule would be rescinded in response to objections from Members of Congress, the clinical laboratory industry, and professional trade associations.  If physician signature rule is not rescinded, implementation could have a material adverse effect on the Company’s business and its financial performance.

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

During the last several years, the federal government has sponsored programs to expand the number of Medicare beneficiaries participating in managed care programs, called “Medicare Advantage” programs, and has encouraged such beneficiaries to switch from the traditional fee for service Medicare program to Medicare Advantage programs. There has been rapid growth of health insurance and managed care plans offering Medicare Advantage programs and growth in beneficiary enrollment in these programs. Also in recent years, many states have increasingly mandated that Medicaid beneficiaries enroll in managed care arrangements. If these efforts continue to be successful, we may experience a further shift of traditional Medicare and Medicaid beneficiaries to managed care programs. As a result, the Company would be required to contract with those managed care programs to offer services to their participating providers and members. There can be no assurance that the managed care programs and the Company will enter into agreements at rates of payment similar to those the Company realizes from its non-managed care lines of business. Recently, state budget pressures have encouraged states to consider several courses that may impact our business, such as delaying payments, restricting coverage eligibility, service coverage restrictions and imposing taxes on our services.

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

Of particular importance to our operations are federal and state laws prohibiting fraudulent billing and providing for the recovery of non-fraudulent overpayments.   A large number of laboratories have been forced by the federal and state governments, as well as by private payors, to enter into substantial settlements under these laws. In particular, if an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the federal False Claims Act. Liability arises, primarily, when an entity submits, or causes another to submit, a false claim for reimbursement to the federal government. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could also result in substantial civil liability. A trend affecting the healthcare industry is the increased use of the federal False Claims Act and, in particular, actions under the False Claims Act’s “whistleblower” or “qui tam” provisions to challenge the reimbursement practices of providers and suppliers. Those provisions allow a private individual to bring an action on behalf of the government alleging that the defendant has submitted fraudulent claims for payment to the federal government. The government must decide whether to intervene in the lawsuit and whether to prosecute the case. If it declines to do so, the individual may pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. The successful qui tam relator who brought the case is entitled to a portion of the proceeds in addition to attorneys’ fees and costs. In addition, various states have enacted laws modeled after the federal False Claims Act.  Government investigations of clinical laboratories have been ongoing for a number of years and are expected to continue in the future

The Failure To Comply With Significant Government Regulation And Laboratory Operations May Subject The Company To Liability, Penalties Or Limitation Of Operations

As discussed in the Government Regulation section of our business description, we are subject to extensive state and federal regulatory oversight.  Our laboratory locations may not pass inspections conducted to ensure compliance with CLIA or with any other applicable licensure or certification laws. The sanctions for failure to comply with CLIA or state licensure requirements might include the inability to perform services for compensation or the suspension, revocation or limitation of the laboratory location’s CLIA certificate or state license, as well as civil and/or criminal penalties.  In addition, any new legislation or regulation or the application of existing laws and regulations in ways that we have not anticipated could have a material adverse effect on the Company’s business, results of operations and financial condition.  Existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical and anatomic laboratories, and their referral sources, including physicians, hospitals and other laboratories. Certain provisions of these laws, known as the "anti-kickback law" and the “Stark Laws”, contain extremely broad proscriptions. Violation of these laws may result in criminal penalties, exclusion from Medicare and Medicaid, and significant civil monetary penalties.  We seek to structure our arrangements with physicians and other clients to be in compliance with the anti-kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel.  However, we are unable to predict how these laws will be applied in the future and the arrangements into which we enter may become subject to scrutiny thereunder.  Furthermore, HIPAA, and other state privacy laws contain provisions that affect the handling of claims and other patient information that are, or have been, transmitted electronically and regulate the general disclosure of patient records and protected health information. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to healthcare providers, which include physicians and clinical laboratories. Although we believe we have complied with the Standards, Security and Privacy rules under HIPAA and state privacy laws, an audit of our procedures and systems could find deficiencies.  Such deficiencies, if found, could have a material adverse effect on the Company’s business, results of operations and financial condition and subject us to liability.

Our Failure To Comply With Governmental Payor Regulations Could Result In Our Being Excluded From Participation In Medicare, Medicaid Or Other Governmental Payor Programs, Which Would Decrease Our Revenues And Adversely Affect Our Results Of Operations And Financial Condition

Tests which are reimbursable from Medicare and Medicaid accounted for approximately 50% and 49% of our revenues for the years ended December 31, 2010 and 2009, respectively. The Medicare program imposes extensive and detailed requirements on diagnostic service providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, an obligation to repay funds already paid to us for services performed, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payor program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

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

Failure To Comply With The HIPAA Security And Privacy Regulations May Increase Our Operational Costs

The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of Protected Health Information (“PHI”) by health plans and healthcare providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including, for example, the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, a patient's right to access, amend and receive an accounting of certain disclosures of PHI; the content of notices of privacy practices for PHI, and administrative, technical and physical safeguards required of entities that use or receive PHI electronically.  We have implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy regulations establish a uniform federal standard and do not supersede state laws that may be more stringent. Therefore, we are required to comply with both federal privacy regulations and varying state privacy laws. The federal privacy regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant civil fines, criminal penalties, and other sanctions for wrongful use or disclosure of PHI. Although the HIPAA statute and regulations do not expressly provide for a private right of action for damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.  Additionally, the recent amendments to HIPAA provide that the state Attorneys General may bring an action against a covered entity for a violation of HIPAA.

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

We Are Subject To Security Risks Which Could Harm Our Operations

The HITECH Act imposed restrictions and penalties on covered entities and their business associates to deter breaches of security.  As a result, the remedial actions required, the reporting requirements, and sanctions for a breach are more stringent, especially if the security of the covered entity’s electronic health records system does not conform to certain security standards.  The Company’s electronic health records system is periodically modified to meet applicable security standards.  Despite the implementation of various security measures by us, our infrastructure may be vulnerable to computer viruses, break-ins and similar disruptive problems caused by our clients or others.  Computer viruses, break-ins or other security problems could lead to interruption, delays or cessation in service to our clients.  Further, such break-ins, whether electronic or physical could also potentially jeopardize the security of confidential information stored in our computer systems as it relates to clients and other parties connected through us, which may deter potential clients and give rise to uncertain liability to parties whose security or privacy has been infringed.  A significant security breach could result in loss of clients, damage to our reputation, direct damages, costs of repair and detection, costs to remedy the breach, and other expenses.  The occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations and financial condition.

We Must Hire And Retain Qualified Sales Representatives To Grow Our Sales

Our ability to retain existing clients for our specialized diagnostic services and attract new clients is dependent upon retaining existing sales representatives and hiring new sales representatives, which is an expensive and time-consuming process. We face intense competition for qualified sales personnel and our inability to hire or retain an adequate number of sales representatives could limit our ability to maintain or expand our business and increase sales. Even if we are able to increase our sales force, our new sales personnel may not commit the necessary resources or provide sufficient high quality service and attention to effectively market and sell our services. If we are unable to maintain and expand our marketing and sales networks or if our sales personnel do not perform to our standards, we may be unable to maintain or grow our existing business and our results of operations and financial condition will likely suffer accordingly. If a sales representative ceases employment, we risk the loss of client goodwill based on the impairment of relationships developed between the sales representative and the healthcare professionals for whom the sales representative was responsible. This is particularly a risk if the representative goes to work for a competitor, as the healthcare professionals that are our clients may choose to use a competitor's services based on their relationship with our former sales representative.

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

Our Laboratory Information System Service Provider Has Opened Its Own Diagnostic Testing Laboratory Creating A Potential Conflict of Interest

The provider of our laboratory information system PathCentral Inc., formerly known as Etelenext has opened its own laboratory in Irvine, California and are offering many of the tests we offer to our clients.  This is a potential conflict of interest in that they have access to our testing methodologies, database and customer lists.  We are currently in negotiations to remedy this situation.  There is no guarantee we can agree on commercially reasonable terms if at all.

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

We Are Effectively Controlled By Existing Stockholders And Therefore Other Stockholders Will Not Be Able To Direct The Company

Effective voting control of the Company is held by a relatively small group of stockholders.  These stockholders effectively retain control of our Board of Directors and determine all of our corporate actions.  In addition, the Company and stockholders owning and/or having the right to vote 13,022,891 shares, or approximately 30.4% of the Company’s voting shares outstanding as of January 31, 2011, have executed a Shareholders’ Agreement that, among other provisions, gives Aspen Select Healthcare, LP (“Aspen”), our largest stockholder, the right to elect three out of the eight directors authorized for our Board and nominate one mutually acceptable independent director.  In addition, Michael Dent and the executive management of the Company has the right to elect one director for our Board of Directors until the earlier of (i) Dr. Dent’s resignation as an officer or director of the Company or (ii) the sale by Dr. Dent of 50% or more of the number of shares of our common stock that he held on March 21, 2005.  Accordingly, it is anticipated that Aspen and other parties to the Shareholders’ Agreement will continue to have the ability to effectively elect a controlling number of the members of our Board of Directors.  Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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

We are a “smaller reporting company” as defined by Regulations S-K and as such, are not required to provide the information contained in this item.

ITEM 2.	DESCRIPTION OF PROPERTY

We operate a regional network of laboratories.    All our facilities are leased and we believe that they are sufficient to meet our needs for the foreseeable future and that if needed, additional space will be available at a reasonable cost.  The following table summarizes our facilities by location:

Location	Purpose	Square footage
Fort Myers, Florida	Corporate headquarters and laboratory	25,700
Irvine, California	Laboratory	14,800
Nashville, Tennessee	Laboratory	5,400
Chatsworth, California	Pathology Laboratory	1,200

ITEM 3.	LEGAL PROCEEDINGS

On November 9th, 2009, the Company was notified by the Civil Division of the U.S. Department of Justice (“DOJ”) that a “Qui Tam” Complaint (“Complaint”) had been filed under seal by a private individual against a number of health care companies, including the Company. The Complaint was an action to recover damages and civil penalties arising from alleged false or fraudulent claims and statements submitted or caused to be submitted by the defendants to Medicare. On January 11, 2011 the DOJ dismissed this case with prejudice for lack of evidence for the plaintiff.  We believe that this matter is closed and that no further action will be taken against the Company.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

           Our common stock is quoted on the OTC Bulletin Board under the symbol “NGNM”.  Set forth below is a table summarizing the high and low bid quotations for our common stock during the last two fiscal years.

QUARTER	HIGH BID	LOW BID
4th Quarter 2010	$1.30	$0.95
3rd Quarter 2010	$1.29	$0.95
2nd Quarter 2010	$1.48	$1.15
1st Quarter 2010	$1.65	$1.15

4th Quarter 2009	$1.80	$1.41
3rd Quarter 2009	$2.25	$1.32
2nd Quarter 2009	$1.49	$0.92
1st Quarter 2009	$1.19	$0.56

The above table is based on over-the-counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.  All historical data was obtained from the www.NASDAQ.com web site.

Holders of Common Stock

As of January 31, 2011, there were 534 stockholders of record of our common stock, although there are more beneficial owners.

Dividends

We have never declared or paid cash dividends on our common stock.  We intend to retain all future earnings to finance future growth and therefore we do not anticipate paying any cash dividends in the foreseeable future.  In addition, certain financing agreements entered into by the Company may limit our ability to pay dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans (a)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”)	5,120,048	$0.88	636,522	(d)

Employee Stock Purchase Plan (“ESPP”)	-	N/A	159,680

Equity compensation plans not approved by security holders (b), (c), (d)	1,425,000	$1.13	-

Total	6,545,048	$0.93	796,202

(a)	As of December 31, 2010.
(b)
Includes an outstanding option to purchase 350,000 shares of common stock granted to Robert P. Gasparini, our President and Chief Scientific Officer, outside the Company’s Equity Incentive Plan on March 12, 2008.  The options have an exercise price of $0.80 per share and vests based on the achievement of certain performance milestones.  In the event of a change of control of the Company, all unvested portions of the option will vest in full.  Unless sooner terminated pursuant to the terms of the stock option agreement, the option will terminate on March 12, 2015.

(c)
Includes outstanding warrants to purchase 625,000 shares of common stock at an exercise price of $1.05 per share granted to Doug M. VanOort on March 16, 2009.  The warrants vest based on the achievement of certain performance milestones.  In the event of a change of control of the Company with a share price in excess of $4.00 per share, all unvested warrants will vest immediately.  Unless sooner terminated pursuant to the terms of the warrant agreement, the warrants will terminate on March 15, 2014.

(d)
Includes outstanding warrants to purchase 450,000 shares of common stock at an exercise price of $1.50 per share granted to Steven C. Jones on May 3, 2010.  In the event of a change of control of the Company all unvested warrants will vest immediately.  Unless sooner terminated pursuant to the terms of the warrant agreement, the warrants will terminate on May 3, 2017.

(e)
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

Recent Sales of Unregistered Securities

No sales of unregistered securities were made during the quarter ended December 31, 2010. The Company has previously reported in certain Quarterly Reports on Form 10-Q and Current Reports on Form 8-K other sales of unregistered securities during the year ended December 31, 2010.

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

All of these testing services are widely utilized in the diagnosis and prognosis of various types of cancer and to help predict a patient’s potential response to specific therapies.

Market Opportunity

The medical testing laboratory market can be broken down into three primary segments:

•           Clinical Pathology (“CP”) lab testing,
•           Anatomic Pathology (“AP”) testing, and
•           Genetic and Molecular Diagnostic (“Mdx”) testing.

CP testing laboratories are typically engaged in high volume, highly automated, lower complexity tests on easily procured specimens such as blood and urine.  Clinical lab tests often involve testing of a less urgent nature, for example, cholesterol testing and testing associated with routine physical exams.

AP testing involves evaluation of tissue, as in surgical pathology, or cells as in cytopathology.  The most widely performed AP procedures include the preparation and interpretation of pap smears, skin biopsies, and tissue biopsies.

Mdx testing typically involves analyzing chromosomes, genes or DNA/RNA sequences for abnormalities.  New tests are being developed at an accelerated pace, thus this market niche continues to expand rapidly.  Genetic and molecular testing requires highly specialized equipment and credentialed individuals (typically MD or PhD level) to certify results and typically yields the highest reimbursement levels of the three market segments.

The market for cancer testing is growing rapidly.  Key factors influencing this growth are:  (i) cancer is primarily a disease of the elderly and now that the baby boomer generation has started to turn sixty, the U.S. is experiencing a significant increase in the number of senior citizens, (ii) the American Cancer Society estimates that one in four senior citizens will develop some form of cancer during the rest of their lifetime, and (iii) every year more and more genes are implicated in development and/or clinical course of cancer.  These associations fuel the development of new genetic or molecular tests.   We estimate that the Company addresses a $5-6 billion total United States market opportunity, about half of which is derived from genetic and molecular testing with the other half derived from more traditional anatomic pathology testing services that are complementary to and often ordered with the genetic testing services we offer.

Our Focus

NeoGenomics’ primary focus is to provide high complexity laboratory testing for hospitals and community-based pathology practices throughout the United States. The high complexity cancer testing services we offer to community-based pathologists and hospitals are designed to be a natural extension of, and complementary to, the services that our pathologist clients perform within their own practices.  We currently perform analyses of bone marrow and/or peripheral blood for the diagnosis of blood and lymphoid tumors (leukemias and lymphomas) and archival tissue referred for analysis of solid tumors such as breast, lung and colon cancer.

We believe our relationship as a non-competitive partner to the community-based pathologist empowers these pathologists to expand their breadth of testing and provide a menu of services that matches or exceeds the level of service found in academic centers of excellence around the country.

In geographic areas where we do not provide services to the community based pathology practice, we may call directly on community based oncology, dermatology and urology practices.  We serve community-based urologists by providing a FISH-based genetic test for the diagnosis of bladder cancer and early detection of recurrent disease.  We serve community based dermatologists by providing a FISH-based genetic test for the diagnosis of malignant melanoma.  We also believe that we can provide a competitive choice to those larger oncology practices that prefer to have a direct relationship with a laboratory for cancer genetic testing services. Our regionalized approach allows us strong interactions with clients and our innovative Genetic Pathology Solutions (“GPS”) report summarizes all relevant case data on one summary report.

Competitive Strengths

Turnaround Times

At NeoGenomics, we strive to provide industry leading turnaround times to our clients nationwide and to provide information so that physicians can provide their patients with the correct treatment as soon as possible.

We believe our average 4-5 day turn-around time for our cytogenetics testing services and our average 3-4 day turn-around time for FISH testing services continue to be industry-leading benchmarks for national laboratories.  The consistent timeliness of results is a competitive strength in cytogenetics and FISH testing and a driver of additional testing requests by our referring physicians.  Quick turn-around times for cytogenetics and FISH testing allows for the performance of other tests to augment or confirm results and improve patient care.  Without rapid turnaround times, there is an increased chance that the test results will not be returned within an acceptable diagnostic window when other adjunctive diagnostic test results are required.  We believe our turn-around times result in our referring physicians requesting more of our testing services and give us a significant competitive advantage in marketing our services against those of other competing laboratories.

National Direct Sales Force

NeoGenomics has assembled a direct sales force.  Our sales representatives (“Territory Business Managers”) are organized into three regions (Northeast, Southeast, and West).  These sales representatives are trained extensively in cancer genetic testing and consultative selling skills.  As of January 31, 2011, we had twenty-one Territory Business Managers, one Director of Corporate Accounts and three Regional Managers.

Strategic Supply Agreement with Abbott Molecular

In July 2009, we entered into a Strategic Supply Agreement with Abbott Molecular, Inc, a wholly-owned subsidiary of Abbott Laboratories.  Under the terms of this agreement, NeoGenomics has the rights to develop and launch three laboratory developed tests (LDTs) based on intellectual property developed and/or licensed by Abbott.  We launched the first of these tests in February 2010, a FISH test for the diagnosis of melanoma (called MelanositeTM), and we are currently working on other potential new FISH assays under the agreement.

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

Geographic Locations

Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on one or both coasts to service the needs of their customers around the country.  We believe that our clients and prospects desire to do business with a laboratory with national breadth and a local presence.  NeoGenomics’ has four facilities.  We have three main laboratory locations in Fort Myers, Florida; Irvine, California; and Nashville, Tennessee and all facilities have the appropriate state licenses and Clinical Laboratory Improvement Act, as amended (“CLIA”), and College of American Pathologists (“CAP”) accreditations and are currently receiving specimens.  The Chatsworth California location is a small office laboratory for our pathologists.  As situations dictate and opportunities arise, we will continue to develop and open new laboratories, linked together by our optimized Laboratory Information System (“LIS”), to better meet the regionalized needs of our clients.

Laboratory Information System (LIS)

NeoGenomics has what we believe is a state of the art LIS that interconnects our locations and provides flexible reporting options, including images, to clients.  This system allows us to deliver uniform test results throughout our network, regardless of where the lab that performs any specific test is located.  This allows us to move specimens between locations to better balance our workload.  Our LIS also allows us to offer highly specialized services to certain sub-segments of our client base.  For instance, our tech-only NeoFISHTM and NeoFLOWTM applications allow our community-based pathologist clients to tailor individual reports to their own customizable report templates.  This feature has been well-received by our tech-only clients.

Scientific Pipeline

The field of cancer genetics is rapidly evolving, and we are committed to developing and offering new tests to meet the needs of the marketplace based on the latest scientific discoveries.  One of the fastest growing areas of cancer diagnostic testing is in the area of “Personalized Medicine” or “Pharmacogenomics”.  In the past two years we have observed a rapid increase in tests that are tied to a therapeutic.  Although for many years clinicians and researchers alike have known that not all drugs are equally effective in all individuals, the molecular basis for these differences have not been well understood.  This is changing very dramatically.  Pharmacogenomics is the study of how genetic variation affects a patient’s response to a treatment.  During 2010, in addition to the validation work performed for our exclusive Melanoma FISH test, the Company introduced two molecular tests, KRAS and BRAF, which help predict a patient’s response to a certain class of drugs called tyrosine kinase inhibitors (“TKIs”).  We believe that by adding additional Personalized Medicine tests to our product offering, we will be able to increase our testing volumes through our existing client base as well as more easily attract new clients via the ability to package our testing services more appropriately to the needs of the market.  We expect to launch several new molecular tests in fiscal year 2011 including but not limited to EGFR Mutation Analysis for lung cancer and JAK2-Exon12 and MPL W515 Mutation Analysis for myeloproliferative neoplasms.  We also expect to add several new FISH tests to complement our current FISH menu.

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

Trade Accounts Receivable and Allowance For Doubtful Accounts

We record accounts receivable net of estimated discounts, contractual allowances and allowances for bad debts.  We provide for accounts receivable that could become uncollectible in the future by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value.  We estimate this allowance based on the aging of our accounts receivable and our historical collection experience for each type of payor.  Receivables are charged off to the allowance account at the time they are deemed uncollectible.  In the event that the actual amount of payment received differs from the previously recorded estimate of an account receivable, an adjustment to revenue is made in the current period at the time of final collection and settlement.  During 2010, we recorded approximately $10,000 of net total incremental revenue from tests in which we underestimated the revenue in 2009 relative to the amounts that we ultimately received in 2010.  This was approximately 0% of our total 2010 and 2009 fiscal year revenue.  During 2009, we recorded approximately $279,000 of net total incremental revenue from tests in which we underestimated the revenue in 2008 relative to the amounts that we ultimately received in 2009.  This was approximately 0.9% of our total 2009 fiscal year revenue and 1.4% of our 2008 fiscal year revenue. These adjustments are not material to the Company’s results of operations in any period presented.  Our estimates of net revenue are subject to change based on the contractual status and payment policies of the third party payors with whom we deal.  We regularly refine our estimates in order to make our estimated revenue as accurate as possible based on our most recent collection experience with each third party payor.

The following tables present the dollars and percentage of the Company’s net accounts receivable from customers outstanding by aging category at December 31, 2010 and 2009.  All of our receivables were pending approval by third-party payors as of the date that the receivables were recorded:

NEOGENOMICS AGING OF RECEIVABLES BY PAYOR GROUP

December 31, 2010

Payor Group	0-30%		30-60%		60-90%		90-120%		>120%		Total	%
Client	$253,788	4%	$571,918	9%	$284,528	4%	$116,460	2%	$164,895	2%	$1,391,589	21%
Commercial Insurance	560,548	8%	333,348	5%	224,682	3%	222,443	3%	1,242,956	18%	2,583,977	37%
Medicaid	36,926	1%	41,700	1%	21,595	-%	50,922	1%	187,908	3%	339,051	6%
Medicare	710,264	11%	224,610	3%	435,758	7%	99,699	1%	242,139	4%	1,713,070	26%
Private Pay	30,241	0%	81,688	1%	79,206	2%	48,559	1%	154,763	2%	394,367	6%
Unbilled Revenue	272,564	4%	-	0%	-	0%	-	0%	-	0%	272,564	4%
Total	$1,864,331	28%	$1,253,264	19%	$1,045,769	16%	$538,083	8%	$1,993,171	29%	$6,694,618	100%

December 31, 2009

Payor Group	0-30%		30-60%		60-90%		90-120%		>120%		Total	%
Client	$210,672	4%	$425,731	8%	$437,552	8%	$216,692	4%	$128,141	2%	$1,418,788	27%
Commercial Insurance	581,824	11%	428,340	8%	255,488	5%	152,239	3%	467,893	9%	1,885,784	36%
Medicaid	18,227	0%	13,312	0%	13,552	1%	11,423	0%	31,593	0%	88,107	2%
Medicare	895,518	17%	107,357	2%	103,804	2%	41,780	1%	293,154	6%	1,441,613	28%
Private Pay	78,842	2%	71,059	1%	39,912	1%	12,866	0%	57,675	1%	260,374	5%
Unbilled Revenue	126,564	2%	-	0%	-	0%	-	0%	-	0%	126,564	2%
Total	$1,911,647	36%	$1,045,799	19%	$850,308	17%	$435,000	8%	$978,456	18%	$5,221,230	100%

During 2010, our accounts receivable greater than 120 days increased as a percentage of total accounts receivable by 11%.  This increase was largely from waiting longer to write-off claims in an attempt to collect those claims.  We are doing more work on denied claims and are filing more appeals than we have done in the past.  There is a corresponding increase in the allowance for doubtful accounts, as described below, as a result of this change.

Based on a detailed analysis, we believe that our approximately $1.5 million allowance for doubtful accounts, which represents approximately 22% of our gross accounts receivable balance, is adequate as of December 31, 2010.  At December 31, 2009, our allowance for doubtful accounts was approximately $600,000 or 11% of gross accounts receivable balance.

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

Results of Operations for the year ended December 31, 2010 as compared with the year ended December 31, 2009

The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the year ended December 31.
	2010	2009
NET REVENUE	100%	100%
COST OF REVENUE	54%	48%
GROSS PROFIT	46%	52%
OPERATING EXPENSES:
General and administrative	33%	34%
Sales and marketing	22%	24%

TOTAL OPERATING EXPENSES	55%	58%

Other (income) and expense	(1)%	0%
Interest (income) expense, net	2%	2%

NET INCOME (LOSS)	(10)%	(8)%

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

During the year ended December 31, 2010, our revenues increased approximately 17% to $34.4 million from $29.5 million during the year ended December 31, 2009.

Test volume increased approximately 26% for the year ended December 31, 2010. Increases in test volumes were primarily driven by the acceptance of our services in the marketplace in addition to our sales and marketing activities.

For the year ended December 31, 2010, our average revenue per client requisition declined by approximately 4% to $894 from $931 in 2009.  Our average revenue per test decreased by approximately 7% to $600 in 2010 from $645 in 2009.  This reduction was primarily due to the impact of going on-contract or in-network with large managed care plans. Revenues per test are a function of both the type of the test and the payor.

Cost of Revenue

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

For the year ended December 31, 2010, our cost of revenue increased by approximately 30% or $4.3 million to $18.6 million as compared to approximately $14.3 million for the year ended December 31, 2009.  Our cost of revenue, as a percentage of gross revenue, increased from 48% for the year ended December 31, 2009 to 54% for the year ended December 31, 2010.  This increase was primarily the result of the 7% decline in average revenue per test as the result of test mix changes and new managed care insurance contracts signed which resulted from in-network payments being less than out-of-network payments.

Gross Profit

 As a result of the 17% increase in revenue and our 54% cost of revenue, our gross profit increased approximately 4% or $0.6 million to $15.8 million for the year ended December 31, 2010, from a gross profit of $15.2 million for the year ended December 31, 2009. When expressed as a percentage of revenue, our gross margins decreased from 52% for the year ended December 31, 2009 to 46% for the year ended December 31, 2010.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, marketing, and customer service personnel.

	For the year ended December 31.
	2010	2009	% Change
Sales and marketing	$7,479,000	$6,886,000	9%
As a % of revenue	22%	24%

Sales and marketing expenses increased approximately 9%, or $0.6 million to $7.5 million for the year ended December 31, 2010 as compared to $6.9 million for the year ended December 31, 2009, primarily as a result of increased marketing costs and to a lesser extent from increased travel and commissions in 2010 as a result of our revenue growth.  At December 31, 2010, we had 40 sales and marketing and customer care personnel compared with 43 sales and marketing and customer care personnel at December 31, 2009.

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

	For the year ended December 31.
	2010	2009	% Change
General and administrative	$11,267,000	$10,057,000	12%
As a % of revenue	33%	34%

General and administrative expenses increased approximately 12%, or $1.2 million to $11.3 million for the year ended December 31, 2010 as compared to $10.1 million for the year ended December 31, 2009. The increase in general and administrative expenses is primarily a result of adding additional management, information technology, and billing personnel to support the increase in our revenue.

Bad debt expense increased by approximately 4.6%, or $99,000 to $2.3 million for the year ended December 31, 2010 as compared to $2.2 million for the year ended December 31, 2009. This increase was primarily a result of the significant increases in revenue partially offset by a decrease in bad debt as a percentage of revenue. Bad debt as a percentage of revenue decreased 0.75% to 6.56% for the year ended December 31, 2010 from 7.31% of revenue for the year ended December 31, 2009.  This decline was the result of managed care contracts we entered into during the year and improved performance by our billing department.
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

Other (Income) Expense

Other income and expense primarily represents income from research and development grants with the federal government, the interest expense we incur on our borrowing arrangements (primarily comprised of interest payable on advances under our revolving credit facility with Capital Source and interest paid on capital lease obligations) offset by the interest income we earn on cash deposits.  Income from research and development tax grants was $0.4 million in the year ended December 31, 2010.  Interest expense increased from approximately $0.5 million in 2009 to $0.7 million in 2010, reflecting higher borrowings, particularly related to our revolving credit facility and capital lease obligations as we acquired additional equipment to support our increasing volume of business.

Net Loss

 As a result of the foregoing, our net loss increased approximately 47% from approximately ($2.2) million or $(0.06) per share for the year ended December 31, 2009 to approximately ($3.3) million or $(0.09) per share for the year ended December 31, 2010.

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2010 and 2009 as well as the period ending cash and cash equivalents and working capital.

	For the year ended December 31.
	2010	2009
Net cash provided by (used in):
Operating activities	$(2,052,000)	$(1,500,000)
Investing activities	(916,000)	(964,000)
Financing activities	2,434,000	3,627,000
Net increase (decrease) in cash and cash equivalents	(534,000)	1,163,000
Cash and cash equivalents, beginning of period	1,631,000	468,000
Cash and cash equivalents, end of period	$1,097,000	$1,631,000
Working Capital (1), end of period	$(430,000)	$2,743,903

(1)	Defined as current assets less current liabilities.

During the year ended December 31, 2010, our operating activities used approximately $2,052,000 of cash compared with $1,500,000 of cash used in the comparable period in 2009.  This increase was primarily as a result of the increase in accounts receivable in 2010 as compared with 2009. Cash used in investing activities was approximately $916,000 in 2010 compared with $964,000 in 2009, reflecting purchases of equipment to support our increased volume of business.  In 2010, our net cash flow provided by financing activities was approximately $2,434,000 which was primarily derived from borrowings on our revolving credit facility.  At December 31, 2010 and 2009, we had unrestricted cash and cash equivalents of approximately $1,097,000 and $1,631,000 respectively.  We also had $500,000 of restricted cash at December 31, 2010 and $1.0 million at December 31, 2009.

On November 5, 2009, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC an Illinois limited liability company (“Fusion”).  The Purchase Agreement, which has a term of 30 months, provides for the future funding of up to $8,000,000 from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion.  As of February 15, 2011, we had not drawn on any amounts under the Fusion Purchase Agreement.  This line will expire in August 2011.

On February 1, 2008, we entered into a revolving credit facility with CapitalSource Finance, LLC, which allows us to borrow up to $3,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days.  On April 26, 2010 we entered into an amended and restated credit agreement with CapitalSource which increased our borrowing amount to $5,000,000 (see Note H).  As of December 31, 2010, we had approximately $262,000 of availability under our credit facility.

On January 12, 2011 the Company completed a private equity transaction raising approximately $3,000,000. (see Note O).

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

Commitments

Employment Contracts with named Executive Officers

The Company is a party to employment contracts with several of its officer’s that contain commitments as described in Note G to our consolidated financial statements and detailed below is a list of all such contracts.

On March 12, 2008, we entered into an employment agreement with Robert Gasparini, our President and Chief Scientific Officer, to extend his employment with the Company for an additional four year term.  This employment agreement was retroactive to January 1, 2008 and provides that it will automatically renew after the initial four year term for one year increments unless either party provides written notice to the other party of their intention to terminate the agreement 90 days before the end of the initial term (or any renewal term).  The employment agreement specifies an initial base salary of $225,000/year with specified salary increases tied to achieving revenue goals.  Mr. Gasparini is also entitled to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain targets established by the Board of Directors. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain outsize performance thresholds established by the CEO of the Company and approved by the Board of Directors.  In addition, Mr. Gasparini was granted 784,000 stock options at an exercise price of $0.80 and with a seven year term so long as Mr. Gasparini remains an employee of the Company.  These options are scheduled to vest according to the passage of time and the meeting of certain performance-based milestones.  Mr. Gasparini's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. In the event that Mr. Gasparini is terminated without cause by the Company, the Company has agreed to pay Mr. Gasparini's base salary and maintain his benefits for a period of a year.

On June 14, 2008, we entered into an employment agreement with Jerome Dvonch, our Principal Accounting Officer, to extend his employment with the Company for an additional four year term and provides that it will automatically renew after the initial four year term for one year increments unless either party provides written notice to the other party of their intention to terminate the agreement 30 days before the end of the initial term (or any renewal term).  The employment agreement specifies an initial base salary of $150,000/year and allows for increases after the first 24 months of the term.  Mr. Dvonch is also entitled to receive cash bonuses for any given fiscal year if he meets certain targets established by the Board of Directors. In addition, Mr. Dvonch was granted 100,000 stock options with an exercise price of $1.04 and with a seven year term so long as Mr. Dvonch remains an employee of the Company.  These options are scheduled to vest according to the passage of time and the meeting of certain performance-based milestones.  Mr. Dvonch's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. In the event that Mr. Dvonch is terminated without cause by the Company, the Company has agreed to pay Mr. Dvonch's base salary and maintain his benefits for a period of six months.

On March 16, 2009, the Company entered into an employment agreement with Douglas M. VanOort to employ Mr. VanOort in the capacity of Executive Chairman and interim Chief Executive Officer.  Such employment agreement was amended on October 28, 2009 to appoint Mr. VanOort as Chairman and Chief Executive Officer (the employment agreement, as amended, hereafter, the “Employment Agreement”).  The Employment Agreement had an initial term from March 16, 2009 through March 16, 2013, which initial term automatically renewed for one year periods.  Pursuant to the Employment Agreement, Mr. VanOort receives a base salary of $325,000 per year and is eligible to receive an annual cash bonus for any given fiscal year in an amount equal to 60% of his base salary if he meets certain goals established for him by the Compensation Committee of the Board.  Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain outsize performance thresholds established by the Compensation Committee.    Mr. VanOort is also entitled to participate in all of the Company’s employee benefit plans and any other benefit programs established for officers of the Company.

The Employment Agreement also provides that Mr. VanOort was granted an option to purchase 1,000,000 shares of the Company’s common stock under the Company’s Amended and Restated Equity Incentive Plan (the “Amended Plan”).  The exercise price of such option is $0.80 per share.  500,000 shares of common stock subject to the option vest according to the following schedule (i) 200,000 shares vested on March 16, 2010; (ii) 12,500 shares vest each month beginning on April 16, 2010 until March 16, 2011; (iii) 8,000 shares vest each month beginning on April 16, 2011 until March 16, 2012 and (iv) 4,500 shares vest each month beginning on April 16, 2012 until March 16, 2013.  500,000 shares of common stock subject to the option vest based on the achievement of certain performance metrics by the Company.  Any unvested portion of the option described above shall vest in the event of a change of control of the Company.

In the event Mr. VanOort is terminated without cause by the Company, the Company has agreed to pay Mr. VanOort’s salary and maintain his benefits for a period of twelve months.  The Company and Mr. VanOort also entered into a Confidentiality, Non-Solicitation and Non-Compete Agreement in connection with the Employment Agreement.

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

On July 22, 2009, the Company entered into an employment agreement with Grant Carlson (to employ Mr. Carlson in the capacity of Vice President Sales.  The Offer Letter provided for a four (4) year term, which is terminable upon written notice by either party.  The Offer Letter also provided for an initial base salary of $200,000 per year and provides that Mr. Carlson is eligible to receive an annual incentive bonus targeted at 30% of his base salary based on the achievement of certain goals.  Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain outsize performance thresholds established by the CEO of the Company and approved by the Board of Directors.  Mr. Carlson is entitled to participate in all medical and other benefits that the Company has established for its employees.  Mr. Carlson also is entitled to an automobile allowance of $700 per month (plus reimbursement for work-related gas expenses) and reimbursement for personal telephone and cell phone use at a rate of $250 per month.  Mr. Carlson is also eligible for four (4) weeks of paid time off per year.  Mr. Carlson is also eligible for up to $20,000 of relocation assistance.  Mr. Carlson was granted 150,000 stock options at an exercise price of $1.34.  So long as Mr. Carlson remains employed by the Company, such option will have a five-year term and will be subject to time and performance based vesting.  If the Company terminates Mr. Carlson without cause then the Company will continue to pay Mr. Carlson’s base salary and maintain his employee benefits for a period of six (6) months.  In August 2010, Mr. Carlson was re-assigned to the position of Vice President of Business Development.

On November 30, 2009, we entered into an employment agreement with George Cardoza, our Chief Financial Officer.  The Employment Agreement has an initial term from November 30, 2009 through November 29, 2013, which initial term automatically renews for one year periods.  The employment agreement specifies an initial base salary of $190,000/year, which was subsequently increased to $225,000 per year in February 2011.  Mr. Cardoza is also entitled beginning with the year ended December 31, 2010 to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain goals established by the CEO and approved by the Board of Directors.  Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain outsize performance thresholds established by the CEO of the Company and approved by the Board of Directors.  In addition, Mr. Cardoza was granted 150,000 stock options at an exercise price of $1.55 and with a five year term so long as Mr. Cardoza remains an employee of the Company.  These options are scheduled to vest according to the passage of time.  Mr. Cardoza's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. Mr. Cardoza is also eligible for up to $20,000 of relocation assistance. In the event that Mr. Cardoza is terminated without cause by the Company, the Company has agreed to pay Mr. Cardoza's base salary and maintain his benefits for a period of six months.

On May 3, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with Steven C. Jones (the “Consultant” or “Mr. Jones”) whereby Mr. Jones would continue to provide consulting services to the Company in the capacity of Executive Vice President, Finance.  The Consulting Agreement has an initial term from May 3, 2010 through April 30, 2013, which initial term automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term.  In addition, the Company has the right to terminate the Consulting Agreement by giving written notice to the Consultant twelve months prior to the effective date of termination.  The Consultant has the right to terminate the Consulting Agreement by giving written notice to the Company three  months prior to the proposed termination date, provided, however, the Consultant is required to provide an additional three  months of transition services to the Company upon reasonable request by the Company.  The Consulting Agreement specifies an annual base retainer compensation of $180,000 per year, which was subsequently increased to $200,000 per year in February 2011.  Mr. Jones is also eligible to receive an annual cash bonus based on the achievement of certain performance metrics with a target of 30% of his base retainer. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain outsize performance thresholds established by the CEO of the Company and approved by the Board of Directors.  The Company also agreed to issue to Mr. Jones a warrant to purchase 450,000 shares of the Company’s common stock.   The warrant has a) a seven year term, b) an exercise price of $1.50 per share, c) the ability to do a cashless net exercise, and d) vesting based according to the passage of time and upon the Company meeting certain goals.

On August 30, 2010, Mark Smits, joined the Company in the role of Vice President of Sales and Marketing.  As part of his employment agreement Mr. Smits salary was set at $275,000.  Beginning with the fiscal year ending December 31, 2010, Mr. Smits is also eligible to receive an annual incentive bonus targeted at 40% of his base salary based on 100% achievement of goals agreed to by Mr. Smits and the CEO of the Company and approved by the Board of Directors for such fiscal year.  Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain outsize performance thresholds established by the CEO of the Company and approved by the board of directors.  Mr. Smits guaranteed bonus for FY 2010 was $25,000.  Mr. Smits is also entitled to participate in all medical and other benefits that NeoGenomics Laboratories has established for its employees.  Mr. Smits is also eligible for up to four (4) weeks of paid time off per year.  If Mr. Smits is terminated without cause by the Company during the term (as such term is used in the employment agreement) he is eligible to receive his base pay and benefits for a period of six (6) months.  Mr. Smits also received an option to purchase 425,000 shares of common stock.  The options vest according to the passage of time and upon the Company meeting certain goals.

Operating Commitments

The Company leases its laboratory and office facilities under non-cancelable operating leases.  Please refer to Note G of the consolidated financial statements for a schedule of commitments for operating leases.

Capital Lease Obligations

The Company leases certain property and equipment under various agreements accounted for as capital lease obligations.  Please refer to Note K of the consolidated financial statements for a schedule of capital lease commitments.  One lease line was established in 2010 as described below.

On July 28, 2010 NeoGenomics Laboratories and Leasing Technologies, Inc. (LTI) agreed on the terms and conditions of a new $1.0 million lease line of credit.  The new line has the same terms and conditions of our November 5, 2008 Master Lease Agreement with LTI. Advances under the lease line may be made for one year by executing equipment schedules for each advance. The lease term of any equipment schedules issued under the lease line will be for 36 months. The lease rate factor applicable for each equipment schedule is 0.0327/month. If we make use of the entire lease line, the monthly rent would be $32,700. Monthly rent for the leased equipment is payable in advance on the first day of each month. At the end of the term of each equipment schedule we may: (a) renew the lease with respect to such equipment for an additional 12 months at fair market value; (b) purchase the equipment at fair market value, which price will not be less than 10% of cost nor more than 14% of cost; (c) extend the term for an additional six months at 35% of the monthly rent paid by the lessee during the initial term, after which the equipment may be purchased for the lesser of fair market value or 8% of cost; or (d) return the equipment subject to a remarketing charge equal to 6% of cost.

In September 2010 we entered into two LTI Schedules of $90,381 and $46,500.  During December 2010 we entered into three additional schedules of $31,390, $165,900 and $36,925.  On December 31, 2010 we had approximately $630,000 of availability on the line.

Recent Accounting Pronouncements

The Company has determined that all recently issued accounting standards will not have a material impact on its Consolidated Financial Statements, or do not apply to its operations.

Subsequent Events

Equipment Leases

On January 3, 2011, we entered into an additional schedule under our lease facility with LTI of approximately $14,000.  On January 25, 2011 we entered into another schedule with LTI under our lease facility of approximately $39,000.  On February 11, 2011 we entered into another schedule with LTI under our lease facility for approximately $72,000.

Private Equity Raise

Between January 10, 2011 and January 12, 2011, the Parent Company entered into subscription agreements with certain investors (the “Investors”) pursuant to which the Company sold to the Investors an aggregate of 2,001,667 shares of the Company’s common stock at a price of $1.50 per share (the “Common Stock Financing”).  In connection with the Common Stock Financing, the Company also entered into registration rights agreements with the Investors.

The Investors include, among others, (i) the Douglas M. VanOort Living Trust (of which Douglas VanOort, Chief Executive Officer and Chairman of the Company’s Board of Directors, is affiliated), (ii) the Steven and Carisa Jones Defined Benefit Pension Plan & Trust (of which  Steven Jones, Executive Vice President – Finance and a director of the Company, is affiliated), (iii) The George A. Cardoza Family Trust (of which George Cardoza, the Company’s Chief Financial Officer, is affiliated), (iv) Mark W. Smits (who is the Company’s Vice President of Sales and Marketing), and (v) Kevin C. Johnson (who is a director of the Company).

Warrant Exercises

During January of 2011, Aspen Select Healthcare, LP, Steven C. Jones, Dr. Michael T. Dent, SKL Limited Family Partnership (“SKL”), Larry Kuhnert and John Elliott, who previously received warrants for participating in our Private Equity Offering in 2006, who received warrants for modifyng their debt arrangement with us, or received warrants as an inducement to sign a waiver of their shareholder rights to allow SKL to participate in the equity offering, exercised 1,600,000 warrants at an exercise price of $0.26 per share in a cashless exercise.  In order to settle these exercises we issued 1,287,115 shares of unrestricted stock and 39,518 shares of restricted stock.

On January 21, 2011, Aspen Select Healthcare, LP exercised 2,500,000 warrants to purchase common stock at an exercise price of $0.31 per share in a cashless transaction.  The Company issued 1,991,391 unrestricted shares of common stock to settle this transaction.  These warrants were issued as part of the March 23, 2005 loan facility with Aspen Select Healthcare, LP.

On January 31, 2011, Hawk & Associates exercised 35,000 warrants to purchase common stock at an exercise price of $0.30 per share in a cashless transaction.  Hawk and Associates also exercised 35,000 warrants to purchase common stock at an exercise price of $0.68 per share in a cashless transaction.  The Company issued 47,185 unrestricted shares of common stock to settle this transaction.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoGenomics, Inc.:

We have audited the accompanying consolidated balance sheets of NeoGenomics, Inc. (the “Company”), as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A
Certified Public Accountants
Tampa, FL
February 23, 2011

NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 and 2009
In thousands, except share amounts

	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,097	$1,631
Restricted Cash	500	1,000
Accounts receivable (net of allowance for doubtful accounts of $1,459 and $589, respectively)	5,236	4,632
Inventories	887	602
Other current assets	1,018	655
Total current assets	8,738	8,520

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $4,568 and $2,787 respectively)	4,839	4,340

OTHER ASSETS	74	85

TOTAL ASSETS	$13,651	$12,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,933	$1,969
Accrued compensation	1,338	1,308
Accrued expenses and other liabilities	460	465
Short-term portion of equipment capital leases	1,995	1,482
Revolving credit line	3,442	552
Total current liabilities	9,168	5,776

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	1,348	1,526

TOTAL LIABILITIES	10,516	7,302

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 37,424,423 and 37,185,078 shares issued and outstanding at December 31, 2010 and 2009, respectively)	37	37
Additional paid-in capital	24,557	23,762
Accumulated deficit	(21,459)	(18,156)
Total stockholders’ equity	3,135	5,643

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,651	$12,945

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
In thousands, except share and per share amounts

	2010	2009

NET REVENUE	$34,371	$29,469

COST OF REVENUE	18,588	14,254

GROSS MARGIN	15,783	15,215

OPERATING EXPENSES
General and administrative	11,267	10,057
Sales and marketing	7,479	6,886
Total selling, general and administrative expenses	18,746	16,943

LOSS FROM OPERATIONS	(2,963)	(1,728)

OTHER INCOME / (EXPENSE):
Other income	370	17
Interest expense	(710)	(532)

Other income / (expense) – net	(340)	(515)

NET LOSS	$(3,303)	$(2,243)

NET LOSS PER SHARE - Basic and Diluted	$(0.09)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	37,328,940	34,638,502

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
In thousands, except share amounts

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2008	32,117,008	$32	$17,382	$(15,913)	$1,501
Common stock issuances to Abbott	3,500,000	3	4,764	-	4,767
Common stock issuance ESPP plan	68,672	-	87	-	87
Transaction fees and expenses	-	-	(237)	-	(237)
Stock compensation expense - warrants	-	-	68	-	68
Exercise of stock options	55,215	-	3	-	3
Exercise of warrants	519,183	1	637	-	638
Common stock issuance to CEO for cash	625,000	1	499	-	500
Shares issued for purchase of assets	300,000	-	186	-	186
Stock compensation expense – options	-	-	373	-	373
Net loss	-	-	-	(2,243)	(2,243)
Balances, December 31, 2009	37,185,078	37	23,762	(18,156)	5,643

Common stock issuance ESPP plan	122,179	-	150	-	150
Transaction fees and expenses	-	-	(47)	-	(47)
Stock compensation expense - warrants	-	-	204	-	204
Exercise of stock options	102,166	-	68	-	68
Exercise of warrants	15,000	-	9	-	9
Stock compensation expense - options	-	-	411	-	411
Net loss	-	-	-	(3,303)	(3,303)
Balances, December 31, 2010	37,424,423	$37	$24,557	$(21,459)	$3,135

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
In thousands

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,303)	$(2,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,781	1,184
Amortization of debt issue costs	49	69
Stock based compensation	411	373
Non-cash consulting expenses	204	68
Provision for bad debts	2,254	2,155
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(2,857)	(3,874)
(Increase) decrease in inventories	(285)	(110)
(Increase) decrease in prepaid expenses	(413)	(196)
(Increase) decrease in other current assets	12	(21)
Increase (decrease) in accounts payable and other liabilities	95	1,095
NET CASH USED IN OPERATING ACTIVITIES	(2,052)	(1,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(916)	(964)
NET CASH USED IN INVESTING ACTIVITIES	(916)	(964)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) from/to revolving credit facility	2,890	(595)
Restricted cash	500	(1,000)
Repayment of capital lease obligations	(1,373)	(810)
Proceeds from issuance of capital lease on owned assets	237	273
Issuance of common stock and warrants for cash , net of transaction expenses	180	5,759
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,434	3,627

NET CHANGE IN CASH AND CASH EQUIVALENTS	(534)	1,163

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,631	468

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,097	$1,631

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$661	$464
Equipment leased under capital leases	$1,674	$1,777
Automobiles purchased under a car loan	34	-
Common stock issued for the purchase of assets	$-	$186
Income taxes paid	$15	$-

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

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission’s (the “Commission”) Staff Accounting Bulletin Topic 13.A.1 and FASB ASC 605-10-S99-1, when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured.

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

Advertising Costs

Advertising costs are expensed at the time they are incurred.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist of compensation and benefits for research and development personnel, license fees, related supplies, inventory and payment for samples to complete validation studies.  These expenses were incurred to develop our melanoma test (MelanoSITE) and to develop other new molecular and FISH tests.

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

Fair Value of Financial Instruments and Concentrations of Credit Risk

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, amounts outstanding under our revolving credit facility, and other current assets and liabilities are considered reasonable estimates of their respective fair values due to their short-term nature.  The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing.  The Company believes that, as of December 31, 2010, its concentration of credit risk related to cash and cash equivalents was not significant.  The carrying value of the Company’s long-term capital lease obligations approximates its fair value based on the current market conditions for similar instruments.

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to whom the Company provides a significant volume of its services, and to specific payors of our services such as Medicare and individual insurance companies.  The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types.  The Company continues to focus its sales efforts to decrease the dependency on any given source of revenue and decrease its credit risk from any one large client or payor type, and these efforts decrease our credit risk.  For the year ended December 31, 2010 no customer accounted for more than 5% of our revenue. In 2009, one client with multiple locations accounted for 10% of total revenue.

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

Other Current Assets

As of December 31, 2010 and 2009, other current assets consist of prepaid expenses of approximately $624,000 and $655,000, respectively, therapeutic discovery grant receivable of approximately $374,000 and $0, respectively and Lee County, Florida economic development tax credit of $20,000 and $0, respectively.  We have now received $244,000 of this grant money and we expect the remaining money in the next few months.  We received the cash payment from Lee County in January 2011.

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

We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions.  We follow a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements.  As of December 31, 2010 and 2009, we had no provision for interest or penalties related to uncertain tax positions.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss Per Common Share

We compute loss per share in accordance with ASC Topic 260 Earnings Per Share.  Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.  During the years ended December 31, 2010 and 2009, we reported net loss per share and, accordingly, common equivalent shares outstanding as of December 31, 2010 and 2009, which consisted of employee stock options and warrants issued to consultants, providers of financing to the Company and others, were excluded from diluted net loss per common share calculations as of such dates because they were anti-dilutive.  As a result, basic and diluted loss per share was equivalent.

Recent Pronouncements

The Company has determined that all recently issued accounting standards will not have a material impact on its Consolidated Financial Statements, or do not apply to its operations.

NOTE C – LIQUIDITY

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.    On November 5, 2008, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC .  The agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion (see Note J).  On February 1, 2008, we entered into a revolving credit facility with CapitalSource Finance, LLC, (“CapitalSource”) which allows us to borrow up to $3.0 million based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days.  On April 26, 2010 we entered into an amended and restated credit agreement with CapitalSource which increased our borrowing amount to $5.0 million (see Note H).  On January 12, 2011 the company completed a private equity transaction raising approximately $3.0 million (see Note O). We believe we have adequate resources to meet our operating commitments for the next year and accordingly our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE D – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2010 and 2009:

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010	2009	Estimated Useful Lives in Years
Equipment	$6,484,265	$4,991,886	3-7
Leasehold improvements	703,606	618,876	3-5
Furniture & fixtures	404,636	351,832	7
Computer hardware	708,573	486,852	3
Computer software	1,106,032	541,948	3
Assets not yet placed in service	-	134,870	-
Subtotal	9,407,112	7,126,264
Less accumulated depreciation and amortization	(4,567,668)	(2,786,704)
Property and equipment, net	$4,839,444	$4,339,560

Depreciation and amortization expense on property and equipment, including leased assets, for the years ended December 31, 2010 and 2009, was $1,780,964 and $1,184,109, respectively.

Property and equipment under capital leases, included above, consists of the following at December 31, 2010 and 2009:

	2010	2009
Equipment	$4,882,700	$3,413,595
Furniture & fixtures	178,608	159,864
Computer hardware	462,529	298,305
Computer software	370,645	225,644
Leasehold Improvements	233,386	233,386
Assets not yet placed in service	-	84,347
Subtotal	6,127,868	4,415,141
Less accumulated depreciation and amortization	(2,708,403)	(1,441,234)
Property and equipment under capital leases, net	$3,419,465	$2,973,907

NOTE E – INCOME TAXES

We recognized losses for financial reporting purposes for the years ended December 31, 2010 and 2009, in the accompanying consolidated statements of operations.  Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided in the accompanying consolidated financial statements.

At December 31, 2010 and 2009, we had federal and state net operating loss carryforwards of approximately $16,398,736 and $13,679,103, respectively.  The significant difference between this amount and our accumulated deficit arises primarily from certain stock based compensation that is considered to be a permanent difference.  Assuming our net operating loss carryforwards are not disallowed because of certain “change in control” provisions of the Internal Revenue Code, these net operating loss carryforwards expire in various years through the year ending December 31, 2029.  However, we have established a valuation allowance to fully reserve our deferred income tax assets as such assets did not meet the required asset recognition standard established by ASC Topic 740. Our valuation allowance increased by approximately $ 611,600 during the year ended December 31, 2010.

At December 31, 2010 and 2009, our current and non-current deferred income tax assets (assuming an effective income tax rate of approximately 38.7% and 40.5% at December 31, 2010 and 2009, respectively consisted of the following:

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010	2009
Net current deferred income tax asset:
Allowance for doubtful accounts	$564,600	$227,200
Accrued compensation and other expense	162,800	-
Less valuation allowance	(727,400)	(227,200)

Total	$-	$-

Net non-current deferred income tax asset:
Net operating loss carryforwards	$2,979,400	$3,856,600
Accumulated depreciation and impairment	(777,600)	(543,000)
Subtotal	2,201,800	3,313,600
Less valuation allowance	(2,201,800)	(3,313,600)

Total	$-	$-

Current California tax laws include a restriction on the utilization of net operating losses for fiscal years 2011 and 2012. Accordingly, our ability to utilize NOLs for California tax purposes is restricted and this may lead to a current state tax expense in those years.

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

As of December 31, 2010, option and stock awards for 5,470,044 shares were outstanding, including 350,000 options issued outside of the Amended Plan to Robert Gasparini, the Company’s President and Chief Scientific Officer, and a total of 636,522 shares were available for future option and stock awards under the Amended Plan.  Options typically expire after 5 or 10 years and generally vest over 3 or 4 years, but each grant’s expiration, vesting and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors or by the Chairman and Chief Executive Officer by virtue of authority delegated to him by the Compensation Committee.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Expected Stock Price Volatility:  Effective January 1, 2006 until December 31, 2009, we evaluated the assumptions used to estimate volatility and determined that, under SAB 107, we should use a blended average of our volatility and the volatility of certain peer companies.  We believe that the use of this blended average peer volatility which was more reflective of market conditions and a better indicator of our expected volatility due to the limited trading history available for our Company since its last change of control, prior to which we operated under a different business model.  Effective January 1, 2009 since we had sufficient historical data since our last change of control we began to use our own historical weekly volatility because that was more reflective of market conditions.

Dividend Yield:  Because we have never paid a dividend and do not expect to begin doing so in the foreseeable future, we have assumed a 0% dividend yield in valuing our stock-based awards.

The fair value of stock option awards granted during the years ended December 31, 2010 and 2009 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

	2010	2009

Expected term (in years)	3.6	4.1
Risk-free interest rate (%)	1.3%	1.9%
Expected volatility (%)	58%	59%
Dividend yield (%)	0%	0%

Weighted average fair value/share at grant date	$0.46	$0.42

The status of our stock options and stock awards are summarized as follows:

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number Of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	3,724,422	$0.79

Granted	2,371,598	1.00
Exercised	(55,215)	0.26
Canceled	(879,153)	1.01
Outstanding at December 31, 2009	5,161,652	0.86

Granted	942,000	1.19
Exercised	(102,166)	0.66
Canceled	(531,442)	1.43
Outstanding at December 31, 2010	5,470,044	0.87
Exercisable at December 31, 2010	3,661,251	0.74

As described in Note G, on March 16, 2009, the Company entered into an employment agreement with Douglas M. VanOort (the “Employment Agreement”).  The Employment Agreement provided for the grant to Mr. VanOort of an option under the Amended Plan to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $0.80 per share (the closing market price of the Company’s common stock on March 13, 2009, the preceding business day).  500,000 shares of common stock subject to the option vest according to the following schedule (i) 200,000 shares vested on March 16, 2010; (ii) 12,500 shares vest each month beginning on April 16, 2010 until March 16, 2011; (iii) 8,000 shares vest each month beginning on April 16, 2011 until March 16, 2012 and (iv) 4,500 shares vest each month beginning on April 16, 2012 until March 16, 2013.  500,000 shares of common stock subject to the option vest based on the achievement of certain performance metrics by the Company.  Any unvested portion of the option described above will vest in the event of a change in control of the Company.

As described in Note G, on August 30, 2010, Mark Smits joined the Company in the role of Vice President of Sales and Marketing and received the option to purchase 425,000 shares of common stock.  The options vest based on the following schedule:

Time Based Vesting

-	25,000 on December 31, 2010
-	50,000 at the first year anniversary
-	50,000 at the second year anniversary
-	50,000 at the third year anniversary
-	50,000 at the fourth year anniversary

Performance Based Vesting

-	20,000 on August 30, 2010
-	20,000 if the Company achieves $35.5 million revenue for FY 2010 or such other revenue goal established by the Board for the vesting of performance options and warrants
-	40,000 if the Company achieves the board-approved budgeted revenue for FY 2011 or such other revenue goal established by the Board for the vesting of performance options and warrants
-	40,000 if the Company achieves the board-approved budgeted revenue for FY 2012 or such other revenue goal established by the Board for the vesting of performance options and warrants
-	40,000 if the Company achieves the board-approved budgeted revenue for FY 2013 or such other revenue goal established by the Board for the vesting of performance options and warrants

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-	40,000 if the Company achieves the board-approved budgeted revenue for FY 2014 or such other revenue goal established by the Board for the vesting of performance options and warrants

The following table summarizes information about our options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

0.00 – 0.30	980,000	3.86	$0.25	980,000	3.86	$0.25
0.31 – 0.46	24,500	4.32	0.35	24,500	4.32	0.35
0.47 – 0.61	113,500	4.77	0.50	113,500	4.77	0.50
0.62 – 0.83	2,112,094	4.88	0.77	1,555,176	4.88	0.76
0.84 – 1.08	935,996	3.96	1.00	436,121	3.4	0.98
1.09 – 1.47	947,455	4.37	1.37	394,455	4.8	1.40
1.48 – 1.84	356,499	4.14	1.61	157,499	4.5	1.59
	5,470,044	4.40	0.87	3,661,251	4.4	0.74

As of December 31, 2010, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $2,568,000 and the aggregate intrinsic value of currently exercisable stock options was approximately $2,124,000.  The intrinsic value of each option share is the difference between the fair market value of NeoGenomics common stock and the exercise price of such option share to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $1.30 closing stock price of NeoGenomics Common Stock on December 31, 2010, the last trading day of 2010.  The total number of in-the-money options outstanding and exercisable as of December 31, 2010 was approximately 3,160,000.

The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was approximately $72,000 and $80,000, respectively.  Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.  The total cash proceeds received from the exercise of stock options was approximately $68,000 and $3,000 for the years ended December 31, 2010 and 2009, respectively.

The total fair value of options granted during the years ended December 31, 2010 and 2009 was approximately $408,000 and $986,000, respectively.   The total fair value of option shares vested during the years ended December 31, 2010 and 2009 was approximately $311,000 and $382,000.

Stock compensation cost recognized for the years ended December 31, 2010 and 2009 was approximately $411,000 and $373,000, respectively. We will only recognize a tax benefit from windfall tax deductions for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. As of December 31, 2010, there was approximately $491,000 of total unrecognized stock-based compensation cost, related to unvested stock options granted under the Amended Plan.  This cost is expected to be recognized over a weighted-average period of 1.6 years.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

Effective January 1, 2007, the Company began sponsoring an Employee Stock Purchase Plan (“ESPP”), under which eligible employees may purchase Common Stock, by means of limited payroll deductions, at a 5% discount from the fair market value of the Common Stock as of specific dates.  In accordance with ASC Topic 718-50 Compensation – Stock Compensation – Employee Share Purchase Plans, the ESPP is considered non-compensatory and does not require the recognition of compensation cost because the discount offered to employees does not exceed 5%.  Shares issued pursuant to this plan were 122,179 and 68,672 for the period ended December 31, 2010 and 2009, respectively.

Common Stock Warrants

From time to time, the Company issues warrants to purchase its common stock.  These warrants have been issued for consulting services, in connection with the company’s credit facilities or in connection with sales of its common stock, and in connection with employment agreements or for compensation to directors.  These warrants are valued using an option pricing model and using the volatility, market price, strike price, risk-free interest rate and dividend yield appropriate at the date the warrants were issued.  Stock compensation cost recognized for the years ended December 31, 2010 and 2009 was approximately $204,000 and $68,000, respectively.

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price

Warrants outstanding, December 31, 2008	5,837,838	$0.61
Granted	738,333	1.00
Exercised	(519,183)	1.27
Expired	(130,091)	1.35
Cancelled	(35,147)	1.08

Warrants outstanding, December 31, 2009	5,891,750	0.59
Granted	450,000	1.50
Exercised	(15,000)	0.62
Expired	-	-
Cancelled	-	-

Warrants outstanding, December 31, 2010	6,326,750	$0.65

The following table summarizes information on warrants outstanding on December 31, 2010:

Number outstanding	Exercise price	Issued	Expire

2,500,000	$0.31	03/23/2005	01/21/2011
1,600,000	$0.26	01/21/2006	01/21/2011
35,000	$0.30	02/13/2006	02/12/2011
35,000	$0.68	05/16/2006	05/15/2011
100,000	$1.49	03/15/2007	03/13/2012
550,000	$1.50	06/06/2007	06/05/2012
348,417	$1.50	06/06/2007	06/05/2012
83,333	$0.75	02/09/2009	02/08/2014
625,000	$1.05	03/16/2009	03/15/2014
450,000	$1.50	5/3/2010	5/2/2017
6,326,750	$0.65

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 3, 2009, we issued warrants to purchase 30,000 shares of common stock at $0.62 per share in connection with consulting services rendered to the Company.  Warrants for 15,000 shares were exercised during 2010, and warrants for 15,000 shares were exercised during 2009.

As described in Note K, in connection with our lease facility with Gulf Pointe Capital, LLC, on February 9, 2009 we issued warrants to purchase 83,333 shares of common stock, which warrants replaced 32,475 warrants previously issued in connection with that facility.

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

In August 2009, 419,183 of the 533,334 warrants originally issued to investors in connection with the June 2007 sale of common stock were exercised and the Company received proceeds of $628,730.  The remaining 114,151 warrants were cancelled.

During 2009, Mr. O’Leary exercised 100,000 warrants in a cash-less transaction per the terms of the agreements.  The company issued 85,030 shares to settle this exercise.

As described in Note L, on May 3, 2010, the Company entered into a consulting agreement with Steven C. Jones to act as Executive Vice President of Finance. The Company also agreed that it would issue to Mr. Jones a warrant to purchase 450,000 shares of the Company’s common stock.   The warrant has a) a seven year term, b) an exercise price of $1.50 per share, c) the ability to do a cashless net exercise, and d) vesting as follows:

i)          225,000 of such warrant shares vested immediately which included recognition for cumulative achievements for the Company by Mr. Jones; and

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During January 2011, as described more fully in Note O “Subsequent Events”, 2,500,000 warrants were exercised related to the March 23, 2005 debt financing arrangement with Aspen Select Healthcare, L.P. and 1,600,000 warrants were exercised related to our January 2006 equity raise and our January 2006 Aspen Select Healthcare, L.P. debt modification.

NOTE G – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its laboratory and office facilities under non-cancelable operating leases.  These operating leases expire at various dates through October 2014 and generally require the payment of real estate taxes, insurance, maintenance and operating costs.  The Company has approximately 26,000 square feet of office and laboratory space at our corporate headquarters in Fort Myers, Florida.  In addition, we maintain laboratory and office space in Irvine, California, Nashville, Tennessee and Chatsworth, California.

The minimum aggregate future obligations under non-cancelable operating leases as of December 31, 2010 are as follows:

Years ending December 31,
2011	$714,446
2012	573,748
2013	67,325
2014	56,104

Total minimum lease payments	$1,411,623

Rent expense for the years ended December 31, 2010 and 2009 was $783,515 and $816,838, respectively and is included in costs of revenues and in general and administrative expenses, depending on the allocation of work space in each facility.  Certain of the Company’s facility leases include rent escalation clauses.  The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease.

Employment Contracts

Robert Gasparini

On March 12, 2008, we entered into an employment agreement with Robert Gasparini, our President and Chief Scientific Officer, to extend his employment with the Company for an additional four year term. This employment agreement was retroactive to January 1, 2008 and provides that it will automatically renew after the initial four year term for one year increments unless either party provides written notice to the other party of their intention to terminate the agreement 90 days before the end of the initial term (or any renewal term). The employment agreement specifies an initial base salary of $225,000/year with specified salary increases tied to achieving revenue goals. Mr. Gasparini is also entitled to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain targets established by the Board of Directors. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain outsize performance thresholds established by the CEO of the Company and approved by the board of directors. In addition, Mr. Gasparini was granted 784,000 stock options at an exercise price of $0.80 and with a seven year term so long as Mr. Gasparini remains an employee of the Company. These options are scheduled to vest according to the passage of time and the meeting of certain performance-based milestones. Mr. Gasparini's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. In the event that Mr. Gasparini is terminated without cause by the Company, the Company has agreed to pay Mr. Gasparini's base salary and maintain his benefits for a period of a year.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jerome Dvonch

On June 14, 2008, we entered into an employment agreement with Jerome Dvonch, our Principal Accounting Officer, to extend his employment with the Company for an additional four year term and provides that it will automatically renew after the initial four year term for one year increments unless either party provides written notice to the other party of their intention to terminate the agreement 30 days before the end of the initial term (or any renewal term).  The employment agreement specifies an initial base salary of $150,000/year and allows for increases after the first 24 months of the term.  Mr. Dvonch is also entitled to receive cash bonuses for any given fiscal year if he meets certain targets established by the Board of Directors. In addition, Mr. Dvonch was granted 100,000 stock options with an exercise price of $1.04 and with a seven year term so long as Mr. Dvonch remains an employee of the Company.  These options are scheduled to vest according to the passage of time and the meeting of certain performance-based milestones.  Mr. Dvonch's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. In the event that Mr. Dvonch is terminated without cause by the Company, the Company has agreed to pay Mr. Dvonch's base salary and maintain his benefits for a period of six months.

Douglas VanOort

On March 16, 2009, the Company entered into an employment agreement with Douglas M. VanOort to employ Mr. VanOort in the capacity of Executive Chairman and interim Chief Executive Officer.  Such employment agreement was amended on October 28, 2009 to appoint Mr. VanOort as Chairman and Chief Executive Officer (the employment agreement, as amended, hereafter, the “Employment Agreement”).  The Employment Agreement had an initial term from March 16, 2009 through March 16, 2013, which initial term automatically renewed for one year periods.  Pursuant to the Employment Agreement, Mr. VanOort receives a base salary of $325,000 per year and is eligible to receive an annual cash bonus for any given fiscal year in an amount equal to 60% of his base salary if he meets certain goals established for him by the Compensation Committee of the Board.  Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain outsize performance thresholds established by the CEO of the Compensation Committee.  Mr. VanOort is also entitled to participate in all of the Company’s employee benefit plans and any other benefit programs established for officers of the Company.

The Employment Agreement also provides that Mr. VanOort was granted an option to purchase 1,000,000 shares of the Company’s common stock under the Company’s Amended and Restated Equity Incentive Plan (the “Amended Plan”).  The exercise price of such option is $0.80 per share.  500,000 shares of common stock subject to the option vest according to the following schedule (i) 200,000 shares vested on March 16, 2010; (ii) 12,500 shares vest each month beginning on April 16, 2010 until March 16, 2011; (iii) 8,000 shares vest each month beginning on April 16, 2011 until March 16, 2012 and (iv) 4,500 shares vest each month beginning on April 16, 2012 until March 16, 2013.  500,000 shares of common stock subject to the option vest based on the achievement of certain performance metrics by the Company.  Any unvested portion of the option described above shall vest in the event of a change of control of the Company.

In the event that Mr. VanOort is terminated without cause by the Company, the Company has agreed to pay Mr. VanOort's base salary and maintain his benefits for a period of twelve months.  The Company and Mr. VanOort also entered into a Confidentiality, Non-Solicitation and Non-Compete Agreement in connection with the Employment Agreement.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grant Carlson

On July 22, 2009, the Company entered into an employment agreement with Grant Carlson to employ Mr. Carlson in the capacity of Vice President Sales and Marketing.  The Offer Letter provides for a four (4) year term, which is terminable upon written notice by either party.  The Offer Letter also provides for an initial base salary of $200,000 per year and provides that Mr. Carlson is eligible to receive an incentive bonus targeted at 30% of his base salary based on the achievement of certain goals.  Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain outsize performance thresholds established by the CEO of the Company and approved by the board of directors.  Mr. Carlson is entitled to participate in all medical and other benefits that the Company has established for its employees.  Mr. Carlson also is entitled to an automobile allowance of $700 per month (plus reimbursement for work-related gas expenses) and reimbursement for personal telephone and cell phone use at a rate of $250 per month.  Mr. Carlson was also eligible for four (4) weeks of paid time off per year.  Mr. Carlson was also eligible for up to $20,000 of relocation assistance.  Mr. Carlson was granted 150,000 stock options at an exercise price of $1.34 and with a five year term so long as Mr. Carlson remains an employee of the Company.  If the Company terminates Mr. Carlson without cause then the Company will continue to pay Mr. Carlson’s base salary and maintain his employee benefits for a period of six months.  In August 2010, Mr. Carlson was re-assigned to the position of Vice President of Business Development.

George Cardoza

On November 30, 2009, we entered into an employment agreement with George Cardoza, our Chief Financial Officer.  The Employment Agreement has an initial term from November 30, 2009 through November 29, 2013, which initial term automatically renews for one year periods.  The employment agreement specifies an initial base salary of $190,000 per year, which was subsequently increased to $225,000 per year in February 2011.  Mr. Cardoza is also entitled beginning with the year ended December 31, 2010 to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain goals established by the CEO and approved by the Board of Directors.  Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain outsize performance thresholds established by the CEO of the Company and approved by the board of directors.  In addition, Mr. Cardoza was granted 150,000 stock options at an exercise price of $1.55 and with a five year term so long as Mr. Cardoza remains an employee of the Company.  These options are scheduled to vest according to the passage of time.  Mr. Cardoza's employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. Mr. Cardoza was also eligible for up to $20,000 of relocation assistance. In the event that Mr. Cardoza is terminated without cause, by the Company, the Company has agreed to pay Mr. Cardoza's base salary and maintain his benefits for a period of six months.

Mark W. Smits

On August 30, 2010, Mark Smits, joined the Company in the role of Vice President of Sales and Marketing.  As part of his employment agreement Mr. Smits salary was set at $275,000.  Beginning with the fiscal year ending December 31, 2010, Mr. Smits is also eligible to receive an annual incentive bonus targeted at 40% of his base salary based on 100% achievement of goals agreed to by Mr. Smits and the CEO of the Company and approved by the Board of Directors for such fiscal year.  Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain outsize performance thresholds established by the CEO of the Company and approved by the board of directors.  Mr. Smits guaranteed bonus for FY 2010 was $25,000.  Mr. Smits is also entitled to participate in all medical and other benefits that NeoGenomics Laboratories has established for its employees.  Mr. Smits is also eligible for up to four (4) weeks of paid time off per year.  If Mr. Smits is terminated without cause by the Company during the term (as such term is used in the employment agreement) he is eligible to receive his base pay and benefits for a period of six (6) months.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Smits also received the option to purchase 425,000 shares of common stock.  The options vest based on the following schedule:

Time Based Vesting

-	25,000 on December 31, 2010
-	50,000 at the first year anniversary
-	50,000 at the second year anniversary
-	50,000 at the third year anniversary
-	50,000 at the fourth year anniversary

Performance Based Vesting

-	20,000 on August 30, 2010
-	20,000 if the Company achieves $35.5 million revenue for FY 2010 or such other revenue goal established by the Board for the vesting of performance options and warrants
-	40,000 if the Company achieves the board-approved budgeted revenue for FY 2011 or such other revenue goal established by the Board for the vesting of performance options and warrants
-	40,000 if the Company achieves the board-approved budgeted revenue for FY 2012 or such other revenue goal established by the Board for the vesting of performance options and warrants
-	40,000 if the Company achieves the board-approved budgeted revenue for FY 2013 or such other revenue goal established by the Board for the vesting of performance options and warrants
-	40,000 if the Company achieves the board-approved budgeted revenue for FY 2014 or such other revenue goal established by the Board for the vesting of performance options and warrants

These options were valued at approximately $167,000 using a trinomial lattice model with the following weighted average assumptions:

Expected term in years	3.66
Risk-free interest rate (%)	0.95%
Expected volatility range (%)	54.10% to 63.07%
Dividend yield (%)	0%

NOTE H – REVOLVING CREDIT AND SECURITY AGREEMENT

On February 1, 2008, our subsidiary, NeoGenomics Laboratories, Inc., (“the Borrower”), entered into a Revolving Credit and Security Agreement (the “Credit Facility”, “Credit Agreement” or the “Original Credit Agreement”) with CapitalSource Finance LLC (“CapitalSource”), the terms of which provide for borrowings based on eligible accounts receivable up to a maximum borrowing of $3,000,000, as defined in the Credit Agreement.  Subject to the provisions of the Credit Agreement, CapitalSource will make advances to us from time to time during the three year term, and the Credit Facility may be drawn, repaid and redrawn from time to time as permitted under the Credit Agreement.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 14, 2009, the Parent Company, NeoGenomics Laboratories, Inc. (the wholly owned subsidiary of the Parent Company) (“Borrower”) and CapitalSource Finance LLC (“CapitalSource”) (as agent for CapitalSource Bank) entered into a Second Amendment to Revolving Credit and Security Agreement (the “Loan Amendment”).  The Loan Amendment, among other things, amends that certain Revolving Credit and Security Agreement dated February 1, 2008 as amended by that certain First Amendment to Revolving Credit and Security Agreement dated November 3, 2008 (as amended, the “Loan Agreement”) to (i) provide that through December 31, 2010, the Borrower was required to maintain Minimum Liquidity (as defined in the Loan Agreement) of not less than $500,000, (ii) amend the definitions of “Fixed Charge Coverage Ratio” and “Fixed Charges”, (iii) amend the definition of “Permitted Indebtedness” to increase the amount of permitted capitalized lease obligations and indebtedness incurred to purchase goods secured by certain purchase money liens and (iv) amend and update certain representations, warranties and schedules.  In addition, pursuant to the Loan Amendment, CapitalSource waived the following events of default under the Loan Agreement:  (i) the failure of the Borrower to comply with the fixed charge coverage ratio covenant for the test period ended December 31, 2008, (ii) the failure of the Borrower to notify CapitalSource of the change of Borrower’s name to NeoGenomics Laboratories, Inc. and to obtain CapitalSource’s prior consent to the related amendment to Borrower’s Articles of Incorporation,  (iii) the failure of the Parent Company and the Borrower to obtain CapitalSource’s prior written consent to the amendment of the Parent Company’s bylaws to allow for the size of the Parent Company’s Board of Directors to be increased to eight members and (iv) the failure of the Borrower to notify CapitalSource of the filing of an immaterial complaint by the Borrower against a former employee of the Borrower.   The Company paid CapitalSource a $25,000 amendment fee in connection with the Loan Amendment.

On March 26, 2010, the Parent Company, NeoGenomics Laboratories, Inc. (the wholly owned subsidiary of the Parent Company) (“Borrower”) and CapitalSource Finance LLC (“CapitalSource”) (as agent for CapitalSource Bank) entered into a Third Amendment to Revolving Credit and Security Agreement (the “Loan Amendment”).  The Loan Amendment, among other things provided a waiver for the events of default due to the failure of the borrower to comply with the Fixed Charge Coverage Ratio covenant for the test periods ended January 31, 2010 and February 28, 2010.  It also amended Annex I of the Credit Agreement by deleting the definition of Fixed Charge Coverage Ratio in its entirety and replacing it with a new definition.  The Fixed Charge Coverage Ratio shall mean for Borrower collectively on a consolidated basis (a) as of any date of determination occurring during the period from the Closing Date through and including the Second Amendment Date the ratio of (i) Adjusted EBITDA for the Test Period ended as of such date to (ii) Fixed charges for the Test Period ended on such date; provided, that, solely for purposes of calculating the Fixed Charge Coverage Ratio for the Test Periods ending January 31, 2010 and February 28, 2010, the amount of Adjusted EBITDA for such Test Periods shall be increased by an amount equal to the sum of (A) $90,000 with respect to recruiting expenses, plus (B) $309,400 with respect to write-offs of bad debt, plus (C) $56,000 with respect to bonus accrual, (b) as of any date of determination occurring during the period after the Second Amendment Date to and including December 31, 2010 and for the Test Period ending March 31, 2010 the ratio of (i) the sum of Adjusted EBITDA for the Test Period ended as of such date plus an amount equal to the sum of unrestricted cash on hand, unrestricted Cash Equivalents and unused Availability as of the last day of the Test Period ended as of such date, to (ii) Fixed Charges for the Test Period ended as of such date; and (c) as of any date of determination occurring after December 31, 2010, except for the Test Period ending March 31, 2010 which shall be as specified above in (b), the ratio of (i) Adjusted EBITDA for the Test Period ended as of such date to (ii) Fixed Charges for the Test Period ended as of such date.   The Company paid CapitalSource Bank a $25,000 amendment fee in connection with the Loan Amendment.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 26, 2010, the Parent Company, Borrower, and CapitalSource entered into an Amended and Restated Revolving Credit and Security Agreement (the “Amended and Restated Credit Agreement”).  The Amended and Restated Credit Agreement amended and restated the Original Credit Agreement.  The terms of the Amended and Restated Credit Agreement and the Original Credit Agreement are substantially similar except that the Amended and Restated Credit Agreement, among other things, (i) increases the maximum principal amount of the revolving credit facility from $3,000,000 to $5,000,000, (ii) provides that the term of the Amended and Restated Credit Agreement shall end on February 1, 2013,  (iii) increases the amount of the collateral management fee and unused line fees paid by Borrower to CapitalSource, (iv) modifies the definitions of “Minimum Termination Fee” and “Permitted Indebtedness”, (v) provides that the Borrower must maintain a minimum outstanding principal balance under the revolving facility of at least $2,000,000, (vi) decreases the interest rate to LIBOR plus 4.25% (provided that LIBOR shall not be less than 2.0%) and (vii) revises certain covenants and representations and warranties.   The Amended and Restated Credit Agreement also made permanent a previously enacted temporary change to the methodology for calculating the Fixed Charge Coverage Ratio covenant, which permits us to add amounts of unrestricted cash and cash equivalents and unused availability under the Credit Facility to Adjusted EBITDA for the purposes of calculating this covenant.  Borrower paid CapitalSource a commitment fee of $33,500 in connection with the execution of the Amended and Restated Credit Agreement (CapitalSource credited $25,000 of an amendment fee previously paid by the Borrower towards the commitment fee).

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month At December 31, 2010, the effective rate of interest was 6.25%.  On December 31, 2010, the available credit under the Credit Facility was approximately $261,733 and the outstanding borrowing was $3,442,000 after netting compensating cash on hand.

NOTE I – ABBOTT SUPPLY AGREEMENT

On July 24, 2009, NeoGenomics Laboratories and Abbott Molecular Inc., a Delaware corporation (“Abbott Molecular”), entered into a Strategic Supply Agreement (the “Supply Agreement”). The Supply Agreement, among other things, provided for Abbott Molecular to supply materials that NeoGenomics used to develop its own FISH (fluorescence in situ hybridization)-based laboratory developed test (“LDT”) for the diagnosis of malignant melanoma in skin biopsy specimens (the “Melanoma LDT”), which NeoGenomics commercially launched in 2010.

Pursuant to the terms of the Supply Agreement, NeoGenomics identified for inclusion in the Melanoma LDT one or more analyte specific reagents (“ASRs”) that were not currently marketed or sold commercially by Abbott Molecular as individual stand-alone products, and hence the Supply Agreement provides that Abbott Molecular will supply such ASRs to NeoGenomics on an exclusive basis in the United States and Puerto Rico (the “Exclusive ASRs”), provided that Abbott Molecular may also supply such exclusive ASRs to certain of its academic collaborators for research and limited clinical purposes.  Abbott Molecular’s obligation to supply the Exclusive ASRs on an exclusive basis is subject to NeoGenomics meeting certain revenue thresholds with respect to the Melanoma LDT starting in fiscal year 2011, which thresholds are negotiated every two to three years thereafter during the term. Except for the ASRs supplied for evaluation purposes (which were supplied at no cost), the Supply Agreement provides that the price of the ASRs supplied by Abbott Molecular will include both a base and a premium component.

In the event that Abbott Molecular obtains FDA approval for its own in vitro diagnostic test for aid in diagnosis of malignant melanoma in skin biopsy specimens, the Supply Agreement contemplates a means by which NeoGenomics may offer such FDA-approved test to its customers instead of the Melanoma LDT on a co-exclusive basis with Abbott.

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

The Supply Agreement provides (subject to certain limitations) that Abbott Molecular may convert the Supply Agreement into a non-exclusive agreement.  In addition, Abbott Molecular may also terminate the Supply Agreement following a change of control involving NeoGenomics and certain designated companies. In such event Abbott Molecular would pay to NeoGenomics (or its successor) a termination payment based upon a pre-defined formula.

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

In August 2009, 419,183 warrants were exercised that were attributable to this equity raise and the Company received proceeds of $628,700.  The remaining 114,151 warrants were cancelled.

Common Stock Purchase Agreement

On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC (“Fusion”).  The Stock Agreement, which has a term of 30 months, provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion. This line will expire in August of 2011. In consideration for entering into this Stock Agreement, on October 10, 2008, we issued to Fusion 17,500 shares of our common stock (valued at $14,700 on the date of issuance) and $17,500 as a due diligence expense reimbursement.  In addition, on November 5, 2008, we issued to Fusion 400,000 shares of our common stock (valued at $288,000 on the date of issuance) as a commitment fee.  Concurrently with entering into the Stock Agreement, we entered into a registration rights agreement with Fusion.  Under the registration rights agreement, we agreed to file a registration statement with the SEC covering the 417,500 shares that have already been issued to Fusion and at least 3.0 million shares that may be issued to Fusion under the Stock Agreement.  Presently, we expect to sell no more than the initial 3.0 million shares to Fusion during the term of this Stock Agreement.  The Company filed a registration statement on Form S-1 dated November 28, 2008, and on February 5, 2009 the filing became effective.

Under the Stock Agreement, after the SEC declared effective the registration statement related to the transaction, we have the right to sell to Fusion shares of our common stock from time to time in amounts between $50,000 and $1.0 million, depending on the market price of our common stock.  The purchase price of the shares related to any future funding under the Stock Agreement will be based on the prevailing market prices of our stock at the time of such sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to Fusion.  Fusion shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.45 per share.  The Stock Agreement may be terminated by us at any time at our discretion without any cost to us.  There are no negative covenants, restrictions on future funding from other sources, penalties, further fees or liquidated damages in the agreement.

Given our current liquidity position from cash on hand and our availability under our Credit Facility with CapitalSource (see Note H), and the $3.0 million of cash raised on January 12, 2011 in a private equity transaction we have no immediate plans to issue common stock under the Stock Agreement. If and when we do elect to sell shares to Fusion under this agreement, we expect to do so opportunistically and only under conditions deemed favorable by the Company.  Any proceeds received by the Company from sales under the Stock Agreement will be used for general corporate purposes, working capital, and/or for expansion activities.

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

Common Stock Purchase Agreement and Registration Rights Agreement with Abbott Laboratories

On July 24, 2009, NeoGenomics, Inc. entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Abbott Laboratories, an Illinois corporation (“Abbott”), and consummated the issuance and sale to Abbott, for an aggregate purchase price of $4,767,000, of 3,500,000 shares of common stock, $0.001 par value per share (the “Shares”). Pursuant to the terms of the Common Stock Purchase Agreement, Abbott was prohibited from selling or otherwise transferring the Shares until January 20, 2010.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gulf Pointe Capital Lease Agreement

On September 30, 2008, we entered into a master lease agreement (the “Master Lease”) with Gulf Pointe Capital, LLC (“Gulf Pointe”) which provided for $130,000 of lease financing after it was determined that the lease facility with LTI described below would not allow for the leasing of certain used and other types of equipment.    Three members of our Board of Directors at the time we entered into the Master Lease, Steven Jones, Peter Petersen and Marvin Jaffe, were affiliated with Gulf Pointe and recused themselves from both sides of all negotiations concerning this transaction.  The terms under this lease are consistent with the terms of our other lease arrangements and provided for the sale/leaseback of approximately $130,000 of used laboratory equipment. The lease has a 30 month term and a lease rate factor of 0.0397/month, which equates to monthly payments of $5,155 during the term. In consideration for entering into the Master Lease, the Company issued 32,475 common stock warrants to Gulf Pointe with an exercise price of $1.08 and a five year term.  The warrants were valued at approximately $11,000 using the Black-Scholes option pricing model. At the end of the lease term, the Company’s options are as follows:  (a) purchase not less than all of the equipment for its then fair market value, not to exceed 15% of the original equipment cost, (b) extend the lease term for a minimum of six months, or (c) return not less than all the equipment at the conclusion of the lease term.

On February 9, 2009, we amended our Master Lease with GulfPointe to increase the maximum size of the facility to $250,000 and entered into a second schedule under the Master Lease for the sale/leaseback of approximately $118,000 of used laboratory equipment. This second lease has a 30 month term at the same lease rate factor per month as the first lease, which equates to monthly payments of $4,690 during the term. As part of this amendment, we terminated the original warrant agreement dated September 30, 2009 and replaced it with a new warrant to purchase 83,333 shares of our common stock.  Such new warrants have a five year term, an exercise price of $0.75 per share and the same vesting schedule as the original warrants. The replacement warrants were valued using the Black-Scholes option pricing model and the value did not materially differ from the valuation of the original warrants they replaced.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2010 we entered into two LTI Schedules of $90,381 and $46,500.  During December 2010 we entered into three additional schedules of $31,390, $165,900 and $36,925.

On December 31, 2010 we had approximately $630,000 of availability on the line.

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

Our ability to make further advances under this lease line expired on April 2, 2010.

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

After entering into Lease Schedule No. 3 on April 13, 2010, we had approximately $533,000 available for further advances under the SunTrust Lease.

Our ability to make further advances under this lease line agreement expired on April 28, 2010.  As a result, on June 10, 2010 SunTrust amended the lease schedules to release $500,000 of restricted cash to us.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations

The Company’s capital lease obligations expire at various times through 2015 and the weighted average interest rates under such leases approximated 12.59% at December 31, 2010. Most of these leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term.  Future minimum lease payments under capital lease obligations, including those described above, are:

Years ending December 31,
2011	$1,705,085
2012	1,062,285
2013	694,639
2014	406,056
2015	27,242
Total future minimum lease payments	3,895,307
Less amount representing interest	(552,690)
Present value of future minimum lease payments	3,342,617
Less current maturities	(1,994,508)
Obligations under capital leases – long term	$1,348,109

Property and equipment acquired under capital lease agreements (see Note D) is pledged as collateral to secure the performance of the future minimum lease payments above.

NOTE L – RELATED PARTY TRANSACTIONS

Consulting Agreement

During 2010 and 2009, Steven C. Jones, a director of the Company, earned $201,850 and $199,600, respectively, for various consulting work performed in connection with his duties as Acting Principal Financial Officer and Executive Vice President of Finance.  Mr. Jones is a member of the Board of Directors Compliance Committee and was a member of the Compensation Committee through May of 2010.

On May 3, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with Steven C. Jones (the “Consultant” or “Mr. Jones”) whereby Mr. Jones would continue to provide consulting services to the Company in the capacity of Executive Vice President of Finance.  The Consulting Agreement has an initial term from May 3, 2010 through April 30, 2013, which initial term automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term.  In addition, the Company has the right to terminate the Consulting Agreement by giving written notice to the Consultant twelve months prior to the effective date of termination.  The Consultant has the right to terminate the Consulting Agreement by giving written notice to the Company three  months prior to the proposed termination date, provided, however, the Consultant is required to provide an additional three  months of transition services to the Company upon reasonable request by the Company.  The Consulting Agreement specifies an annual base retainer compensation of $180,000 per year, which was subsequently increased to $200,000 per year in February 2011.  Mr. Jones is also eligible to receive an annual cash bonus based on the achievement of certain performance metrics with a target of 30% of his base retainer. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain outsize performance thresholds established by the CEO of the Company and approved by the Board of Directors.

The Company also agreed that it would issue to the Consultant a warrant to purchase 450,000 shares of the Company’s common stock.   The warrant has a) a seven year term, b) an exercise price of $1.50 per share, c) the ability to do a cashless net exercise, and d) vesting as follows:

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

i)          225,000 of such warrant shares vested immediately in recognition of cumulative achievements by Mr. Jones for the Company; and

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

Laboratory Information System

On March 11, 2005, we entered into an agreement with HCSS, LLC and eTelenext, Inc. to enable NeoGenomics to use eTelenext, Inc’s Accessioning Application, AP Anywhere Application and CMQ Application.  HCSS, LLC is a holding company created to build a small laboratory network for the 50 small commercial genetics laboratories in the United States.  HCSS, LLC was owned 66.7% by Dr. Michael T. Dent, a member of our Board of Directors.  George O’Leary, a former member of our board of directors, was Chief Financial Officer of HCSS, LLC.

On June 18, 2009, we entered into a Software Development, License and Support Agreement with HCSS, LLC and eTelenext, Inc. to upgrade the Company’s laboratory information system to APvX.    This agreement has an initial term of 5 years from the date of acceptance and calls for monthly fees of $8,000-$12,000 during the term.  In June 2010, HCSS and eTelenext were merged into eTelenext’s parent company, PathCentral, Inc.  Dr. Dent currently owns approximately 3% of PathCentral, Inc.

During the years ended December 31, 2010 and 2009, we incurred licensing and software customization fees from HCSS/eTelenext/PathCentral, Inc. of approximately $286,000 and approximately $87,700, respectively.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gulf Pointe Capital Lease Agreement

See Note K for a description of our lease agreement with Gulf Pointe Capital, LLC, an entity with which three members of our Board of Directors at the time we entered into such lease agreement, Steven Jones, Peter Petersen and Marvin Jaffe, were affiliated.

Research DX, LLC

During 2009, we contracted with ResearchDX, L.L.C. (“ResearchDX”) to provide clinical trial management services on our behalf but the amount was immaterial to our financial results.  For the year ended December 31, 2010, we began to receive various specimens for testing from ResearchDX and we continued to outsource our clinical trial management and cytogenetic overflow testing volume to them for processing.  During the year ended December 31, 2010, we received specimen testing revenues of approximately $33,000 and incurred expenses to Research DX of approximately $233,000.  Research DX was formed in November 2008 and Dr. Mathew Moore our Vice President of Research and Development owns 50% of ResearchDX.  Dr. Moore has recused himself from all transactions between the two entities and we believe that such transactions are competitive with alternate options.

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

As of March 24, 2009, Power3 has failed to meet at least four of the five preconditions specified in the Letter Agreement.  As a result of this failure to meet the pre-conditions specified in the Letter Agreement, we believe that all of our options to acquire interests in Power3 and license their Intellectual Property are still in full force and effect and we have notified Power3 that we are reserving all of our rights under the Letter Agreement.   We have also notified Power3 that they are in default of their obligations under the Debenture by failing to pay interest due since September 2009 and principal which was due April 17, 2009, and that as a result of such default, we were demanding the accelerated payment of the full principal and any accrued interest under the Debenture.  We also filed a complaint against Power3 in the New York State courts.  On December 10, 2010, the Supreme Court of the State of New York issued a judgment against Power3 in favor of NeoGenomics in the amount of $217,000.  Such judgment is currently being appealed by Power3.  NeoGenomics wrote off the entire receivable related to this debenture in its 2008 financials, but intends to vigorously pursue a full remedy against Power3.

NOTE N – RETIREMENT PLAN

We maintain a defined-contribution 401(k) retirement plan covering substantially all employees (as defined).  Our employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation.  In addition, we match any employees’ contributions on a dollar to dollar basis up to 1% of the respective employee’s salary.  We made matching contributions of approximately $59,000 and $51,000 during the years ended December 31, 2010 and 2009, respectively.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – SUBSEQUENT EVENTS

Equipment Leases

On January 3, 2011, we entered into an additional schedule under our lease facility with LTI of approximately $14,000.  On January 25, 2011 we entered into another schedule with LTI under our lease facility of approximately $39,000.  On February 11, 2011 we entered into another schedule with LTI under our lease facility for approximately $72,000.

Private Equity Raise

Between January 10, 2011 and January 12, 2011, the Parent Company entered into subscription agreements with certain investors (the “Investors”) pursuant to which the Company has sold to the Investors an aggregate of 2,001,667 shares (the “Shares”) of the Company’s common stock at a price of $1.50 per share (the “Common Stock Financing”).  In connection with the Common Stock Financing, the Company also entered into registration rights agreements with the Investors.

The Investors include, among others, (i) the Douglas M. VanOort Living Trust (of which Douglas VanOort, Chief Executive Officer and Chairman of the Company’s Board of Directors, is affiliated), (ii) the Steven and Carisa Jones Defined Benefit Pension Plan & Trust (of which  Steven Jones, Executive Vice President – Finance and a director of the Company, is affiliated), (iii) The George A. Cardoza Family Trust (of which George Cardoza, the Company’s Chief Financial Officer, is affiliated), (iv) Mark W. Smits (who is the Company’s Vice President of Sales and Marketing), and (v) Kevin C. Johnson (who is a director of the Company).

Warrant Exercises

During January of 2011, Aspen Select Healthcare, LP, Steven C. Jones, Dr. Michael T. Dent, SKL Limited Family Partnership (“SKL”), Larry Kuhnert and John Elliott, who previously received warrants for participating in our Private Equity Offering in 2006, who received warrants for modifying their debt arrangement with us, or received warrants as an inducement to sign a waiver of their shareholder rights to allow SKL to participate in the equity offering, exercised 1,600,000 warrants at an exercise price of $0.26 per share in a cashless exercise.  In order to settle these exercises we issued 1,287,115 shares of unrestricted stock and 39,518 shares of restricted stock.

On January 21, 2011, Aspen Select Healthcare, LP exercised 2,500,000 warrants to purchase common stock at an exercise price of $0.31 per share in a cashless transaction.  The Company issued 1,991,391 unrestricted shares of common stock to settle this transaction.  These warrants were issued as part of the March 23, 2005 loan facility with Aspen Select Healthcare, LP.

On January 31, 2011, Hawk & Associates exercised 35,000 warrants to purchase common stock at an exercise price of $0.30 per share in a cashless transaction.  Hawk and Associates also exercised 35,000 warrants to purchase common stock at an exercise price of $0.68 per share in a cashless transaction.  The Company issued 47,185 unrestricted shares of common stock to settle this transaction.

   End of Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as management’s report was not subject to attestation by our registered public accounting firm pursuant the permanent exemption of the SEC that require us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our members of the Board of Directors and other executives as of February 15, 2011:

Name	Age	Position

Board of Directors:
Douglas M. VanOort	55	Chairman of the Board of Directors and Chief Executive Officer,
Robert P. Gasparini	56	President and Chief Scientific Officer, Board Member
Steven C. Jones	47	Executive Vice President of Finance, Board Member
Michael T. Dent	46	Board Member
Kevin C. Johnson	55	Board Member
Peter M. Peterson	54	Board Member
Raymond R. Hipp	68	Board Member
William J. Robison	74	Board Member
Other Executives:
George Cardoza	49	Chief Financial Officer
Mark W. Smits	52	Vice President of Sales and Marketing
Grant Carlson	43	Vice President of Business Development
Matthew William Moore	37	Vice President of Research and Development
Marydawn Miller	49	Vice President of Information Technology
Jerome J. Dvonch	42	Director of Finance and Principal Accounting Officer

Members of the Company’s Board of Directors are elected at the annual meeting of stockholders and hold office until their successors are elected. The Company’s officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

The Company, Michael Dent, Aspen Select Healthcare L.P. (“Aspen”), John Elliot, Steven Jones and Larry Kuhnert are parties to the Amended and Restated Shareholders’ Agreement dated March 21, 2005, as amended, that, among other provisions, gives Aspen, our largest stockholder, the right to elect three out of the eight directors authorized for our Board of Directors, and to nominate one mutually acceptable independent director.  In addition, Michael Dent and the executive management of the Company has the right to elect one director for our Board of Directors until the earlier of (i) Dr. Dent’s resignation as an officer or director of the Company or (ii) the sale by Dr. Dent of 50% or more of the number of shares of our common stock that he held on March 21, 2005.

Douglas M. VanOort, – Chairman of the Board of Directors and Chief Executive Officer

Mr. VanOort has served as the Chairman of the Board of Directors and Chief Executive Officer of NeoGenomics since October 28, 2009.  Prior to that he served as Chairman of the Board of Directors, Executive Chairman and Interim Chief Executive Officer from March 2009 to October 2009.  He has been an Operating Partner with Summer Street Capital Partners since 2004 and a Founding Partner of Conundrum Capital Partners since 2000.  From 1995 to 1999, he served as the Senior Vice President Operations for Quest Diagnostics, Incorporated.  During this period Quest Diagnostics grew to approximately $1.5 billion in annual revenue through both organic growth and mergers and acquisitions.  From 1982 to 1995, Mr. VanOort served in various positions at Corning Incorporated and ultimately held the position of Executive Vice President and CFO of Corning Life Sciences, Inc.  In 1995, Corning spun off Corning Life Sciences, Inc. into two companies, Quest Diagnostics and Covance, Inc.  Mr. VanOort serves as a member of the Board of Directors of several privately held companies.    In addition, since 2000, Mr. VanOort is the Co-Owner of Vision Ace Hardware, LLC, a retail hardware chain.  Mr. VanOort is a graduate of Bentley University.

Robert P. Gasparini, M.S. – President and Chief Scientific Officer, Board Member

Mr. Gasparini has served as the President and Chief Scientific Officer of NeoGenomics since January 2005.  Prior to assuming the role of President and Chief Scientific Officer, Mr. Gasparini was a consultant to the Company beginning in May 2004.  Prior to NeoGenomics, Mr. Gasparini was the Director of the Genetics Division for US Pathology Labs, Inc. (“US Labs”) from January 2001 to December 2004.  During this period, Mr. Gasparini started the Genetics Division for US Labs and grew annual revenues of this division to $30 million over a 30 month period.  Prior to US Labs, Mr. Gasparini was the Molecular Marketing Manager for Ventana Medical Systems from 1999 to 2001.  Prior to Ventana, Mr. Gasparini was the Assistant Director of the Cytogenetics Laboratory for the Prenatal Diagnostic Center from 1993 to 1998 an affiliate of Massachusetts General Hospital and part of Harvard University.  While at the Prenatal Diagnostic Center, Mr. Gasparini was also an Adjunct Professor at Harvard University.  Mr. Gasparini is a licensed Clinical Laboratory Director and an accomplished author in the field of Cytogenetics.  He received his BS degree from The University of Connecticut in Biological Sciences and his Master of Health Science degree from Quinnipiac University in Laboratory Administration.

Steven C. Jones – Executive Vice President Finance, Board Member

Mr. Jones has served as a director since October 2003 and as Executive Vice President of Finance since November 30, 2009.  Mr. Jones served as Chief Financial Officer for the Company from October 2003 until November 30, 2009. He is a Managing Director in Medical Venture Partners, LLC, a venture capital firm established in 2003 for the purpose of making investments in the healthcare industry.  Mr. Jones is also the co-founder and Chairman of the Aspen Capital Group and has been President and Managing Director of Aspen Capital Advisors since January 2001.  Prior to that Mr. Jones was a chief financial officer at various public and private companies and was a Vice President in the Investment Banking Group at Merrill Lynch & Co.  Mr. Jones received his B.S. degree in Computer Engineering from the University of Michigan in 1985 and his MBA degree from the Wharton School of the University of Pennsylvania in 1991. He is also Chairman of the Board T3 Communications, Inc. and serves on the Board of Directors of Disc Motion Technologies, Inc.

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

Kevin C. Johnson – Board Member

Mr. Johnson is Chairman of the Board of Aureon Biosciences, Inc. a medical technology company focused on determining likely paths for patients’ cancers.  He also serves on the Board of Precision Therapeutics, a diagnostics services company using a proprietary tumor cell-based platform to measure patient's tumor sensitivity and resistance to a range of therapeutic alternatives under consideration.  From May 1996 until January 2003, Mr. Johnson was Chairman, Chief Executive Officer and President of DIANON Systems, Inc., a publicly-traded cancer diagnostic services company providing anatomic pathology and molecular genetic testing services to physicians nationwide.  During that time, DIANON grew annual revenues from approximately $56 million in 1996 to approximately $200 million in 2002, and DIANON’s market capitalization grew from $45 million to approximately $600 million when it was sold to Laboratory Corporation of America (NYSE:  LH) in January of 2003.   Prior to joining DIANON in 1996, Mr. Johnson was employed by Quest Diagnostics and Quest’s predecessor, the Life Sciences Division of Corning, Incorporated, for 18 years, and held numerous management and executive level positions.

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

Raymond R. Hipp – Board Member

Mr. Hipp is a retired senior executive that has been involved in consulting work over the last few years involving mergers and acquisitions as well as being a member of a number of public company boards of directors.  From July 1998 until his retirement in June 2002, Mr. Hipp served as Chairman, President and CEO of Alternative Resources Corporation, a provider of information technology outsourcing services.  From August 1996 until May 1998, Mr. Hipp was the Chief Executive Officer of ITI Marketing Services, a provider of marketing services.  Prior to that, Mr. Hipp held senior executive positions with several other firms.  Mr. Hipp has a B.S. from Southeast Missouri State University.  Mr. Hipp is a director and serves on the audit committee for Gardner Denver, Inc. (NYSE: GDI), an industrial manufacturing company.

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

George Cardoza – Chief Financial Officer

Mr. Cardoza has served as Chief Financial Officer since November 2009.  Prior to that from March 2008 to November 2009, Mr. Cardoza served as the Chief Financial Officer of Protocol Global Solutions, Inc., a privately held international marketing company. Mr. Cardoza also served as the Controller of Protocol Global Solutions from March 2006 to March 2008. From April 1991 to March 2006, Mr. Cardoza was employed by Quest Diagnostics Inc., a diagnostic testing, information and services company, in a number of positions, including the position of Controller—Central Region from 2001 to March 2006.  At Quest Mr. Cardoza was responsible for overseeing all the financial operations of the Central Region, which had revenue of over $1.2 billion in 2006.  Prior to his time with Quest, he worked for Sony Music Entertainment Inc. and the Continental Grain Company in various financial roles.  Mr. Cardoza received his B.S. from Syracuse University in finance and accounting and has received his M.B.A. from Michigan State University.

Mark W. Smits – Vice President of Sales and Marketing

Mr. Smits has served as Vice President of Sales and Marketing since August 2010.  From October 2008 to August 2010, Mr. Smits was Vice President of Marketing and Business Development for Fisher HealthCare, Inc., a division of Thermo Fisher Scientific, Inc. which is a supplier of analytical instruments, laboratory equipment, software, services, consumables and reagents. Mr. Smits led the sourcing and business development efforts for Fisher HealthCare.  Prior to Fisher HeatlthCare, Mr. Smits spent 25 years with Abbott Diagnostics, which offers instrument systems and tests for hospitals, reference labs, blood banks, physician offices, and clinics, serving in several different roles including, from October 2002 until September 2008, Divisional Vice President, Western United States Commercial Operations, where he led an organization of 250 people to provide sales, service and support to customers.  Mr. Smits received his B.S. from Texas A&M.

Grant Carlson – Vice President of Business Development

Mr. Carlson has served as Vice President of Business Development since August of 2010. Mr. Carlson had previously served as Vice President of Sales and Marketing since July 2009.  Mr. Carlson had previously served as a consultant to the Company since December 2009.  Prior to that Mr. Carlson served as the President and Chief Executive Officer of Calgenex Corporation, a nutraceutical company which he co-founded, from March 2006 to June 2008.  From April 2004 to February 2006, Mr. Carlson served as President and Chief Operating Officer of Nanobac Pharmaceuticals Incorporated, a pharmaceutical and diagnostic company.  Mr. Carlson served as Vice President, Marketing and Business Development of Agilix Corporation, a functional genomics company, from April 2001 to April 2004.  From January 1989 to April 2001, Mr. Carlson was employed by Dianon Systems, Inc., an anatomic pathology laboratory, lastly in the position of Vice President, Marketing & Business Development.  Mr. Carlson received a B.S. degree in Kinesiology from the University of California, Los Angeles.

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

Marydawn Miller – VP of Information Technology

Ms. Miller has served as VP of Information Technology since August 2010.  Ms. Miller served from September 2009 until March 2010 as Director of Information Technology for Exiqon Diagnostics, a life science and diagnostics company, where she was responsible for information technology, infrastructure, telecommunications and capital project delivery.  Ms. Miller provided contract project management for Boston Scientific Corporation, a developer, manufacturer and marketer of medical devices, from April 2009 to September 2009.  From January 2005 to March 2009, she was the Regional IT Director for Hospital Services, a business unit of Quest Diagnostics Incorporated, a provider of diagnostic testing, information and services.  Ms. Miller served as the Senior Director, Information Technology for Genzyme Genetics, a biotechnology company providing genetic testing products and services, from January 2002 to January 2005.  Ms. Miller received a M.S. degree in Software Engineering from Penn State University, an M.B.A. in Finance from Villanova University and a B.S. degree in Mechanical Engineering from Clarkson University.

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

Nomination Criteria

The following is a summary of some of the experience, qualifications, attributes and skills that led the Company’s Board of Directors to conclude that such person should serve as a director at the time that this filing is made with the Securities and Exchange Commission, in light of the Company’s business and structure.  This information supplements the biographical information provided above.

•           Douglas M. VanOort, Chairman of the Board of Directors and Chief Executive Officer. Mr. VanOort has significant experience in the laboratory industry including experience obtained as Chairman of the Board of Directors and Chief Executive Officer of the Company and as Senior Vice President Operations for Quest Diagnostics, Incorporated.  Mr. VanOort also has significant financial experience having served as Executive Vice President and CFO of Corning Life Sciences, Inc. and as an Operating Partner with Summer Street Capital Partners and a Founding Partner of Conundrum Capital Partners. Mr. VanOort is also an experienced executive officer and manager as illustrated by the above described positions and others included in the biographical information provided above.

•           Robert P. Gasparini, President and Chief Scientific Officer, Board Member.  Mr. Gasparini has a long and distinguished career in genetics in both a commercial setting and academe.  His service at NeoGenomics and with U.S. Labs has given him experience in sales and marketing, business development, technology development and laboratory operations in a high complexity setting.

•           Steven C. Jones, Executive Vice President of Finance, Board Member, and Chairman of the Compliance Committee.  Mr. Jones has a background in investment banking and in investing in the healthcare industry. Mr. Jones provides valuable experience to NeoGenomics with respect to strategic and financial matters.  He has experience as CFO of NeoGenomics and of various public and private companies.

•           Michael T. Dent M.D., Board Member.  Dr. Dent is the founder of the Company and his experience as a physician gives him valuable insight into the physician market.  He is the only medical doctor on our Board of Directors. His experience with running a laboratory information system business also provides insight into technology that may be utilized by the Company.

•           Peter M. Petersen, Board Member. Mr. Peterson has significant experience in capital management, investment banking and in financial management, including prior experience with 14 clinical laboratories.  Mr. Petersen also has knowledge and experience in working with institutional investors.

•           William J. Robison, Board Member and Chairman of the Compensation Committee.  Mr. Robison spent his entire 41 year career with Pfizer which included positions in the sales organization and as Senior Vice President and President of various business units within Pfizer.  Mr. Robison has extensive health care knowledge and offers valuable insight and recommendations with respect to managing our sales-force and our compensation plans.

•           Kevin C. Johnson, Board Member. Mr. Johnson spent the majority of his career in the laboratory business and was the CEO for Dianon Systems before it was sold to Laboratory Corporation of America and with his valuable insight is able to make recommendations about running the Company.

•           Raymond R. Hipp, Board Member and Chairman of the Audit Committee. Mr. Hipp has experience in mergers and acquisitions, information technology and as CEO of a Company.  Mr. Hipp fills an important role with the Company as the Chairman of the Audit Committee and as our audit committee financial expert.  Mr. Hipp has valuable experience with the Audit Committee of Gardner Denver, Inc.

Audit Committee Expert

Mr. Hipp is the chair of the audit committee and the audit committee expert.  For Audit Committee purposes, Mr. Hipp is considered to be “independent” pursuant to NASDAQ Listing Rule 5606.

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned and accrued, in all capacities, during the fiscal years ended December 31, 2010 and 2009, by our Named Executive Officers.

Name and Principal Position	Year	Salary	Bonus	Stock Award	Option Award(1)	Non- Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All Other Compensation	Total

Douglas VanOort (2)	2010	$325,000	$9,750	$-	$134,467	$-	$-	$-	$469,217
Chief Executive	2009	$218,846	$37,500	$-	$203,479	$-	$-	$-	$459,825
Officer and Chairman
of the Board

Robert P. Gasparini	2010	$252,473	$5,000	$-	$35,131	$-	$-	$-	$292,605
President and Chief	2009	$249,968	$20,000	$-	$72,372	$-	$-	$-	$342,340
Scientific Officer

Steven C. Jones(3,4)	2010	$-	$2,500	$-	$-	$-	$-	$347,550	$350,050
Executive Vice	2009	$-	$6,000	$-	$-	$-	$-	$193,600	223,600
President Finance

George Cardoza (5)	2010	$189,357	$20,475	$-	$48,370	$-	$-	$-	$258,202
Chief Financial Officer	2009	$10,531	$1,000	$-	$4,240	$-	$-	$-	$15,771

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
(3)
See Item 8, Note F for a description on the valuation methodology of warrants.  Mr. Jones as part of his consulting agreement with NeoGenomics was granted warrants to purchase 450,000 shares of common stock and the stock compensation expense of $148,200 related to these warrants has been included in other compensation in 2010.  Half of these warrants were in recognition of cumulative achievements of Mr. Jones for the Company.

(4)
Mr. Jones acts as a consultant in the role of Executive Vice President Finance and prior to November 2009 as Chief Financial Officer and this compensation for such roles has been included in other compensation.

(5)	Mr. Cardoza began in November 2009.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2010.

	Option Awards

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un- exercisable		Equity Incentive Plan Awards- Number of Securities Underlying Unexercised & Unearned Options	Option Exercise Price	Option Expiration Date

Doug VanOort	662,500	337,500	(1)	-	$0.80	3/15/2016
Chief Executive Officer
and Chairman of the
Board of Directors

Robert P. Gasparini	575,000	-		175,000	0.25	1/1/2015
President and Chief	100,000	-		50,000	1.47	2/13/2017
Scientific Officer	438,000	146,000	(2)(3)	200,000	0.80	3/12/2015
	100,000	50,000	(3)	50,000	0.62	2/9/2019

George Cardoza	37,500	112,500		-	1.55	11/30/2014
Chief Financial Officer

(1)	Please see Note G of the consolidated financial statements for a vesting detail.
(2)
288,000 of the options are time-based and vest monthly from January 2010 through December 2011; the remaining 300,000 options have annual performance measures that are tied to each of the next three years

(3)	Relates to a cancelation of certain performance options which resulted in a new option grant of performance options.

Director Compensation

Each of our non-employee directors is entitled to receive cash compensation.  As of December 31, 2010 the reimbursement was as follows:

•	$6,250 for each calendar quarter served as director
•	$1,000 for each board meeting attended in person
•	$500 for each board meeting attended telephonically
•	$5,000 for each year for a Committee Chairman
•	$500 per Committee Meeting attended in person
•	$250 per Committee Meeting attended telephonically

We also reimburse our directors for travel expenses incurred in connection with attendance at board and committee meetings.  The following table provides information concerning the compensation of our directors for the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash	Stock Awards	Warrant/ Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Michael T. Dent (2)	$25,350	$-	$2,125	$-	$-	$-	$27,475
Steven Jones (2)	13,000	-	2,125	-	-	350,050	365,175
Kevin Johnson	5,000	-	-	-	-	-	5,000
Peter Peterson (2)	27,300	-	2,125	-	-	-	29,425
William Robison (3)	30,450	-	2,125	-	-	-	32,575
Raymond R. Hipp	-	-	-	-	-	-	-

(1)
On June 6, 2007, upon the conclusion of the private placement and sale of 2.67 million shares of our stock at $1.50/share to disinterested third parties, the board approved certain warrant compensation for each director as an additional incentive to the normal per meeting fees in place.  From the inception of the Company up until this time, no stock-based compensation had ever been awarded to directors.  All warrants issued to directors had a strike price equal to the private placement price per share ($1.50/share), a five year term and a three year vesting period.  For those directors who had been a director for at least two years as of the date of the award, 25% of the warrants issued were deemed to have vested upon issue.  All of the remaining warrants were deemed to vest ratably over a 36 month period.  All of the warrants issued were valued using the Black Scholes option/warrant valuation model with the following assumptions:  expected volatility – 35%, expected life – 4 years, risk-free rate – 4.5%, and dividend yield – 0%.  The Company expensed the value of these warrants over the vesting period pursuant to the methodology outlined in SFAS 123(R).  Pursuant to Regulation SK, Item 402, Paragraph (r)(2)(iv), amounts indicated are the amounts expensed for such warrants under SFAS 123 (R) for the year ended December 31, 2010.

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

The following table sets forth information as of January 31, 2011, with respect to each person known by the Company to own beneficially more than 5% of the Company’s outstanding common stock, each director and officer of the Company and all directors and executive officers of the Company as a group.  The Company has no other class of equity securities outstanding other than common stock.

Title of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership (1)	Percent Of Class(1)

Common	Aspen Select Healthcare, LP (2) 1740 Persimmon Drive, Suite 100 Naples, Florida 34109	10,546,067	24.6%

Common	Steven C. Jones (3) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	11,966,578	27.5%

Common	Michael T. Dent, M.D. (4) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	2,226,770	5.1%

Common	Douglas M. VanOort (5) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	1,460,890	3.4%

Common	Robert P. Gasparini (6) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	1,210,430	2.8%

Common	Raymond R. Hipp c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	47,143	*

Common	Kevin C. Johnson c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	66,667	*

Common	Peter M. Peterson (7) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	10,858,812	25.3%

Common	William J. Robison (8) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	144,713	*

Common	George Cardoza (9) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	85,371	*

Common	Grant Carlson (10) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	48,875	*

Common	Matthew W. Moore (11) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	89,375	*

Common	Mark Smits (12) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	51,667	*

Common	Jerome J. Dvonch (13) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	180,667	-

Common	Directors and Officers as a Group (14 persons) (15)	17,679,083	38.1%

Common	Abbott Laboratories, Inc. 100 Abbott Park Road Dept. 322, Bldg. AP6A-2 Abbott Park, Illinois 60064-6049	3,500,000	8.2%

Common	Kinderhook Partners, LP 1 Executive Drive, Suite 160 Fort Lee, NJ 07024	3,118,746	7.3%

Common	SKL Family Limited Partnership (16) 984 Oyster Court Sanibel, FL 33957	2,747,785	6.4%

Common	1837 Partners, LP., 1837 Partners, QP,LP., and 1837 Partner Ltd. (1837 RMB Managers, LLC and affiliates) (17) 115 South LaSalle St., 34th Floor Chicago, IL 60603	4,177,535	9.8%

Common	Blair R. Haarlow (18) c/o RMB Capital 115 South LaSalle St., 34th Floor Chicago, IL 60603	4,133,335	9.7%

Common	Francis Tuite (19) c/o RMB Capital 115 South LaSalle St., 34th Floor Chicago, IL 60603	3,729,925	8.7%

*	Less than one percent (1%)

(1)
The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of January 31, 2011, through the exercise of any stock option or other right.  As of January 31, 2011, 42,800,933 shares of the Company’s common stock were outstanding.

(2)
Aspen Select Healthcare, LP (Aspen) has direct ownership of 8,038,123 shares.  Also includes 2,507,944 shares to which Aspen has received a voting proxy.  The general partner of Aspen is Medical Venture Partners, LLC, an entity controlled by Steven C. Jones and Peter M. Peterson.

(3)
Steven C. Jones, Executive Vice President - Finance and director of the Company, has direct ownership of 403,804 shares and warrants exercisable within 60 days of January 31, 2011 to purchase an additional 376,579 shares.  Totals for Mr. Jones also include (i) 129,412 shares owned by Aspen Opportunity Fund, LP, an investment partnership  that Mr. Jones and Mr. Peterson control, (ii) 107,143 shares owned by Jones Network, LP, a family limited partnership that Mr. Jones controls, (iii) 33,333 shares owned by the Steven & Carisa Jones Defined Benefit Pension Plan & Trust (iv) warrants exercisable within 60 days of January 31, 2011 to purchase 250,000 shares, that are owned by Aspen Capital Advisors, LLC, a company that Mr. Jones controls, (v) warrants exercisable within 60 days of January 31, 2011 to purchase 83,333 shares that are owned by Gulf Pointe Capital, LLC, a company that Mr. Jones and Mr. Peterson control, and (vi) 36,907 shares held in certain individual retirement and custodial accounts.  In addition, as a managing member of the general partner of Aspen, he has the right to vote all shares controlled by Aspen, thus all Aspen shares have been added to his total (see Note 2).

(4)
Michael T. Dent, M.D. is a director of the Company.  Dr. Dent’s beneficial ownership includes 900,000 shares held in a trust for the benefit of Dr. Dent’s children (of which Dr. Dent and his attorney are the sole trustees), warrants exercisable within sixty days of January 31, 2011 to purchase 100,000 shares and options exercisable within sixty days of January 31, 2011 to purchase 400,000 shares.  Dr. Dent’s beneficial ownership also includes 826,707 shares owned directly by Dr. Dent’s spouse.

(5)
Douglas M. VanOort, the Chairman and CEO of the Company, has direct ownership of 785,890  shares, warrants exercisable within 60 days of January 31, 2011 to purchase 125,000 shares of stock and options exercisable within sixty days of January 31, 2011 to purchase 550,000 shares.

(6)	Robert P. Gasparini, President of the Company, has direct ownership of 73,430 shares and options exercisable within 60 days of January 31, 2011 to purchase 1,137,000 shares.

(7)
Peter M. Peterson, a director of the Company, has direct ownership of warrants exercisable within 60 days of January 31, 2010 to purchase 100,000 shares.  In addition, as a managing member of the general partner of Aspen, he has the right to vote all shares controlled by Aspen, thus all Aspen shares and currently exercisable warrants have been added to his total (see Note 2).  Mr. Peterson’s beneficial ownership also includes (i) warrants exercisable within 60 days of January 31, 2011 to purchase an additional 83,333 shares that are owned by Gulf Pointe Capital, LLC, a company that Mr. Jones and Mr. Peterson control, and (ii) 129,412 shares owned by Aspen Opportunity Fund, LP, an investment partnership that Mr. Jones and Mr. Peterson control.

(8)	William J. Robison, a director of the Company, has direct ownership of 69,713 shares and warrants exercisable within 60 days of January 31, 2011 to purchase 75,000 shares.

(9)	George Cardoza, Chief Financial Officer, has direct ownership of 47,871 shares and options exercisable within 60 days of January 31, 2011 to purchase 37,500 shares.

(10)	Grant Carlson, Vice President of Sales and Marketing, has direct ownership of 9,500 shares and options exercisable within 60 days of January 31, 2011 to purchase 39,375 shares.

(11)	Matthew W. Moore, Vice President of Research and Development, has options exercisable within 60 days of January 31, 2011 to purchase 89,375 shares.

(12)	Mark W. Smits, Vice President of Sales and Marketing, has direct ownership of 6,667 shares and options exercisable within 60 days of January 31, 2011 to purchase 45,000 shares.

(13)	Jerome J. Dvonch, Principal Accounting Officer, has options exercisable within 60 days of January 31, 2010 to purchase 180,667 shares.

(14)	The total number of shares listed does not double count the shares that may be beneficially attributable to more than one person.

(15)
SKL Family Limited Partnership has direct ownership of 2,747,785 shares.   The general partners of the SKL Family Limited Partnership are the Kent Logan Irrevocable Trust u/t/d 2/6/2009 and the Lance Logan Irrevocable Trust u/t/d 2/6/2009, with Kent Logan and Lance Logan as co-trustees of each trust.

(16)
1837 RMB Managers, LLC and its affiliates have direct ownership of 4,177,535 shares.  1837 RMB Managers, LLC acts as the general partner and makes all the investment decisions for 1837 Partners LP., 1837 Partners QP, LP and 1837 Partners LTD who own the shares listed.  Shares listed also include amounts owned personally by affiliates of RMB Managers, LLC.

(17)
Blair R. Haarlow has direct ownership of 80,500 shares and controls certain trusts which own 365,910 shares.  In addition, as a managing member of 1837 RMB Managers, LLC, he has the right to vote all shares controlled by 1837 RMB Managers, thus all shares owned or controlled by 1837 RMB Managers, LLC have been added to his total (see Note 16).

(18)
Frances E. Tuite has direct ownership of 43,000 shares.  In addition, as a managing member of 1837 RMB Managers, LLC, she has the right to vote all shares controlled by 1837 RMB Managers, thus all shares owned or controlled by 1837 RMB Managers, LLC have been added to her total (see Note 16).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Consulting Agreements

During 2010 and 2009, Steven C. Jones, a director of the Company and Executive Vice President of Finance, earned $201,850 and $199,600 respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance and Acting Principal Financial Officer.  Mr. Jones is a member of the Board of Directors and Chairman of the Compliance Committee and was a member of the Compensation Committee through May of 2010.

Laboratory Information System

On March 11, 2005, we entered into an agreement with HCSS, LLC and eTelenext, Inc. to enable NeoGenomics to use eTelenext, Inc’s Accessioning Application, AP Anywhere Application and CMQ Application.  HCSS, LLC is a holding company created to build a small laboratory network for the 50 small commercial genetics laboratories in the United States.  HCSS, LLC was owned 66.7% by Dr. Michael T. Dent, a member of our Board of Directors.  George O’Leary, a former member of our board of directors was Chief Financial Officer of HCSS, LLC.

On June 18, 2009, we entered into a Software Development, License and Support Agreement with HCSS, LLC and eTelenext, Inc. to upgrade the Company’s laboratory information system to APvX.    This agreement has an initial term of 5 years from the date of acceptance and calls for monthly fees of $8,000-$12,000 during the term.  In June 2010, HCSS and eTelenext were merged into eTelenext’s parent company, PathCentral, Inc.  Dr. Dent currently owns approximately 3% of PathCentral, Inc.

During the years ended December 31, 2010 and 2009, we incurred licensing and software customization fees from HCSS/eTelenext/PathCentral, Inc. of approximately $286,000 and approximately $87,700, respectively.

Gulf Pointe Capital Lease Agreement

On September 30, 2008, we entered into a master lease agreement (the “Master Lease”) with Gulf Pointe Capital, LLC (“Gulf Pointe”) which provided for $130,000 of lease financing after it was determined that the lease facility with Leasing Technologies International, Inc. would not allow for the leasing of certain used and other types of equipment.    Three members of our Board of Directors at the time we entered into the Master Lease, Steven Jones, Peter Petersen and Marvin Jaffe, were affiliated with Gulf Pointe and recused themselves from both sides of all negotiations concerning this transaction.  The terms under this lease are consistent with the terms of our other lease arrangements and provided for the sale/leaseback of approximately $130,000 of used laboratory equipment. The lease has a 30 month term and a lease rate factor of 0.0397/month, which equates to monthly payments of $5,155 during the term. In consideration for entering into the Master Lease, the Company issued 32,475 common stock warrants to Gulf Pointe with an exercise price of $1.08 and a five year term.  The warrants were valued at approximately $11,000 using the Black-Scholes option pricing model. At the end of the lease term, the Company’s options are as follows:  (a) purchase not less than all of the equipment for its then fair market value, not to exceed 15% of the original equipment cost, (b) extend the lease term for a minimum of six months, or (c) return not less than all the equipment at the conclusion of the lease term.

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

Independent Directors

Mr. Johnson, Mr. Hipp and Mr. Robinson are considered to be “independent” as that term is defined by NASDAQ Listing Rule 5606.

The Audit Committee is comprised of Mr. Petersen and Mr. Hipp.  For Audit Committee purposes, Mr. Hipp is considered to be “independent” pursuant to NASDAQ Listing Rule 5606.  Mr. Petersen is not considered to be “independent” pursuant to NASDAQ Listing Rule 5606.  Mr. Hipp is the chair of the audit committee and the audit committee expert.

The Compensation Committee is comprised of Mr. Robison, Mr. Petersen, and Dr. Dent.  Mr. Petersen and Dr. Dent are not considered “independent” as that term is defined by NASDAQ Listing Rule 5606.  Mr. Robison is the chair of the compensation committee.

The Compliance Committee is comprised of Mr. Jones.  Mr. Jones is not considered “independent” as that term is defined by NASDAQ Listing Rule 5606.  Mr. Jones is the chair of the compliance committee.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants Kingery and Crouse, P.A. with respect to our last two fiscal years:

	2010	2009
Audit fees	$99,000	$102,000
Audit-related fees	-	-
Tax fees	7,000	11,000
All other fees	14,000	10,000

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

The Company has retained a different firm to provide tax services in 2010 and going forward.  The fees paid to Kingery & Crouse in 2010 related to previous tax years.

The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, including the estimated fees and other terms of any such engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K

Exhibit No.	Description of Exhibit	Location

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on February 10, 1999

3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2002	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.4	Amended and Restated Bylaws	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, as filed with the SEC on May 14, 2009

4.1	Amended and Restated Equity Incentive Plan effective as of March 3, 2009	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.1	Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.2	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.3	Guaranty of NeoGenomics, Inc., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.4	Stock Pledge Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.5	Warrants issued to Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.6	Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.7	Amended and Restated Shareholders’ Agreement dated March 23, 2005 among NeoGenomics, Inc., a Nevada corporation, Michael Dent, Aspen Select Healthcare, LP, John Elliot, Steven Jones and Larry Kuhnert	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on November 28, 2008

10.8	Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.9	Registration Rights Agreement with Cornell Capital Partners, L.P. related to the Standby Equity Distribution dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.10	Placement Agent Agreement with Spartan Securities Group, Ltd., related to the Standby Equity Distribution dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.11	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.12	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.13	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.14	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.15	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.16	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.17	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.18	Agreement with Power3 Medical Products, Inc. regarding the Formation of Joint Venture & Issuance of Convertible Debenture and Related Securities	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC on April 2, 2007

10.19	Securities Purchase Agreement, dated April 17, 2007, by and between NeoGenomics, Inc. and Power3 Medical Products, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, as filed with the SEC on May 15, 2007

10.20	Convertible Debenture, dated April 17, 2007, issued by Power3 Medical Products, Inc. to NeoGenomics, Inc. in the principal amount of $200,000	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, as filed with the SEC on May 15, 2007

10.21	Letter Agreement, by and between NeoGenomics, Inc. and Noble International Investments, Inc.	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.22	Subscription Documents	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.23	Investor Registration Right Agreement	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.24†	Revolving Credit and Security Agreement, dated February 1, 2008, by and between NeoGenomics, Inc., a Nevada corporation, NeoGenomics, Inc., a Florida corporation, and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.25	Employment Agreement, dated March 12, 2008, between NeoGenomics, Inc. and Mr. Robert P. Gasparini	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.26	Employment Agreement, dated June 24, 2008, between NeoGenomics, Inc. and Mr. Jerome Dvonch	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.27	Common Stock Purchase Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.28	Registration Rights Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.29	Master Lease Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Florida corporation, and Leasing Technologies International Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.30	Guaranty Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Leasing Technologies International, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.31
First Amendment to Revolving Credit and Security Agreement, dated November 3, 2008, among NeoGenomics, Inc., a Florida corporation, NeoGenomics, Inc., a Nevada corporation, and CapitalSource Finance LLC
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.32	Employment Agreement, dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.33	Subscription Agreement dated March 16, 2009 between the Douglas M. VanOort Living Trust and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.34	Warrant Agreement dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.35†	Second Amendment to Revolving Credit and Security Agreement, dated April 14, 2009, among NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.36	Common Stock Purchase Agreement, dated July 24, 2009, between NeoGenomics, Inc. and Abbott Laboratories	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.37	Registration Rights Agreement dated July 24, 2009 between NeoGenomics, Inc. and Abbott Laboratories	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 30, 2009

10.38	Employment Letter dated July 22, 2009 between NeoGenomics, Inc. and Grant Carlson	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.39†	Strategic Supply Agreement dated July 24, 2009, between NeoGenomics Laboratories, Inc. and Abbott Molecular Inc.	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.40	Amended and Restated Employment Agreement dated October 28, 2009 between NeoGenomics, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2009

10.41	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and George Cardoza	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.42	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and Jack G. Spitz	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.43	Third Amendment to Revolving Credit and Security Agreement dated March 26, 2010 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 29, 2010

10.44†	Amended and Restated Revolving Credit and Security Agreement dated April 26, 2010 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.45	Consulting Agreement dated May 3, 2010 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 4, 2010.

10.46	Warrant Agreement dated May 3, 2010 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 4, 2010.

10.47	Offer Letter between NeoGenomics Laboratories, Inc. and Marydawn Miller dated June 16, 2010	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.48	Offer Letter between NeoGenomics Laboratories, Inc. and Mark Smits dated July 26, 2010	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 12, 2010

14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the SEC on April 15, 2005

21.1	Subsidiaries of NeoGenomics, Inc.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 14, 2009

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

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

Date: February 23, 2011	NEOGENOMICS, INC.

	By:	/s/ Douglas VanOort
	Name:	Douglas VanOort
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Douglas M. VanOort	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 23, 2011
Douglas M. VanOort

/s/ Robert P. Gasparini	President, Chief Scientific Officer and Director	February 23, 2011
Robert P. Gasparini

/s/ Steven C. Jones	EVP Finance and Director	February 23, 2011
Steven C. Jones

/s/ George Cardoza	Chief Financial Officer (Principal Financial Officer)	February 23, 2011
George Cardoza

/s/Jerome J. Dvonch	Director of Finance (Principal Accounting Officer)	February 23, 2011
Jerome J. Dvonch

/s/ Michael T. Dent	Director	February 23, 2011
Michael T. Dent, M.D.

/s/ Kevin C. Johnson	Director	February 23, 2011
Kevin C. Johnson

/s/ Peter M. Peterson	Director	February 23, 2011
Peter M. Peterson

/s/ William J. Robison	Director	February 23, 2011
William J. Robison

/s/ Raymond R. Hipp	Director	February 23, 2011
Raymond R. Hipp