Form 10-Q
period 2011-03-31
NEOGENOMICS INC
filed 2011-05-02
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

As of April 26, 2011, the registrant had 42,829,703 shares of Common Stock, par value $0.001 per share outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENOMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,533	$1,097
Restricted cash	500	500
Accounts receivable (net of allowance for doubtful accounts of $1,799 and $1,459, respectively)	6,191	5,236
Inventories	911	887
Other current assets	619	1,018

Total current assets	10,754	8,738

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $5,056 and $4,568 respectively)	4,553	4,839

OTHER ASSETS	93	74

TOTAL ASSETS	$15,400	$13,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,722	$1,933
Accrued compensation	907	1,338
Accrued expenses and other liabilities	426	460
Short-term portion of equipment capital leases	1,881	1,995
Revolving credit line	3,863	3,442

Total current liabilities	8,799	9,168

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	1,215	1,348

TOTAL LIABILITIES	10,014	10,516

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 42,817,352 and 37,424,423 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	43	37
Additional paid-in capital	27,696	24,557
Accumulated deficit	(22,353)	(21,459)

Total stockholders’ equity	5,386	3,135

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,400	$13,651

See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010

NET REVENUE	$8,805	$8,418

COST OF REVENUE	4,940	4,344

GROSS MARGIN	3,865	4,074

OPERATING EXPENSES
General and administrative	2,823	2,902
Sales and marketing	1,753	1,763

Total operating expenses	4,576	4,665

INCOME / (LOSS) FROM OPERATIONS	(711)	(591)

INTEREST INCOME (EXPENSE) - NET	(182)	(159)

NET INCOME (LOSS)	$(893)	$(750)

NET INCOME (LOSS) PER SHARE
- Basic and diluted	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- Basic and diluted	41,734	37,220

See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(893)	$(750)
Adjustments to reconcile net income (loss) to net cash used in provided by operating activities:
Provision for bad debts	594	540
Depreciation	488	415
Amortization of debt issue costs	11	18
Stock-based compensation	93	109
Non-cash consulting expenses	33	19
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(1,550)	(1,401)
(Increase) decrease in inventories	(24)	20
(Increase) decrease in prepaid expenses	389	122
(Increase) decrease in deposits	(19)	—
Increase (decrease) in accounts payable and other liabilities	(666)	(656)

NET CASH USED IN OPERATING ACTIVITIES	(1,544)	(1,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(71)	(114)

NET CASH USED IN INVESTING ACTIVITIES	(71)	(114)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital lease obligations	—	25
Advances on credit facility	410	1,901
Repayment of capital leases	(377)	(300)
Issuance of common stock and warrants for cash, net of transaction expenses	3,018	82

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,051	1,708

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,436	30
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,097	1,631

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,533	$1,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$174	$144

Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$141	$746

See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

NOTE A — NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Nature of Business

NeoGenomics, Inc., a Nevada corporation (the “Parent”), and its subsidiary, NeoGenomics Laboratories, Inc. (formerly known as NeoGenomics, Inc.), a Florida corporation (“NEO”, “NeoGenomics Laboratories” or the “Subsidiary”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), as amended, and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

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

The interim condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowance for doubtful accounts (the “Allowance”), we evaluate the level of our contractual adjustments and allowances on a regular basis and adjust them as appropriate based upon the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions in order to identify issues which may impact the collectability of receivables or reserve estimates. Revisions to the Allowance are recorded as an adjustment to bad debt expense within general and administrative expenses. After appropriate collection efforts have been exhausted, specific receivables deemed to be uncollectible are charged against the Allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the Allowance.

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

There were no common equivalent shares included in the calculation of diluted earnings per share for the three month periods ended March 31, 2011 and March 31, 2010 because the Company had a net loss for such periods and therefore such common equivalent shares were anti-dilutive.

NOTE B — REVOLVING CREDIT AND SECURITY AGREEMENT

On March 26, 2010, the Parent Company, NeoGenomics Laboratories, Inc. (the “Borrower”) and CapitalSource Finance (“CapitalSource”) (as agent for CapitalSource Bank) entered into a Third Amendment to Revolving Credit and Security Agreement (the “Third Loan Amendment”). The Third Loan Amendment, among other things provided a waiver for the events of default due to the failure of the Borrower to comply with the Fixed Charge Coverage Ratio covenant for the test periods ended January 31, 2010 and February 28, 2010. It also amended Annex I of the Revolving Credit and Security Agreement among the Parent Company, Borrower and CapitalSource (the “Credit Agreement” or the “Credit Facility”) by deleting the definition of Fixed Charge Coverage Ratio in its entirety and replacing it with a new definition. The Fixed Charge Coverage Ratio shall mean for Borrower collectively on a consolidated basis (a) as of any date of determination occurring during the period from the Closing Date through and including April 14, 2009 (the “Second Amendment Date”) the ratio of (i) Adjusted EBITDA for the Test Period ended as of such date to (ii) Fixed charges for the Test Period ended on such date; provided, that, solely for purposes of calculating the Fixed Charge Coverage Ratio for the Test Periods ending January 31, 2010 and February 28, 2010, the amount of Adjusted EBITDA for such Test Periods shall be increased by an amount equal to the sum of (A) $90,000 with respect to recruiting expenses, plus (B) $309,400 with respect to write-offs of bad debt, plus (C) $56,000 with respect to bonus accrual, (b) as of any date of determination occurring during the period after the Second Amendment Date to and including December 31, 2010 and for the Test Period ending March 31, 2010 the ratio of (i) the sum of Adjusted EBITDA for the Test Period ended as of such date plus an amount equal to the sum of unrestricted cash on hand, unrestricted Cash Equivalents and unused Availability as of the last day of the Test Period ended as of such date, to (ii) Fixed Charges for the Test Period ended as of such date; and (c) as of any date of determination occurring after December 31, 2010, except for the Test Period ending March 31, 2010 which shall be as specified above in (b), the ratio of (i) Adjusted EBITDA for the Test Period ended as of such date to (ii) Fixed Charges for the Test Period ended as of such date. The Company paid CapitalSource Bank a $25,000 amendment fee in connection with the Third Loan Amendment.

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

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month. At March 31, 2011, the effective rate of interest was 6.25%. On March 31, 2011, the available credit under the Credit Facility was approximately $171,062 and the outstanding borrowing was $3,851,803 after netting compensating cash on hand.

NOTE C — COMMON STOCK PURCHASE AGREEMENT

On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC (“Fusion”). The Stock Agreement provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion. The Stock Agreement will automatically terminate on July 27, 2011 without any notice or action by any party pursuant to its terms. In consideration for entering into this Stock Agreement, on October 10, 2008, we issued to Fusion 17,500 shares of our common stock (valued at $14,700 on the date of issuance) and $17,500 as a due diligence expense reimbursement. In addition, on November 5, 2008, we issued to Fusion 400,000 shares of our common stock (valued at $288,000 on the date of issuance) as a commitment fee. Concurrently with entering into the Stock Agreement, we entered into a registration rights agreement with Fusion. Under the registration rights agreement, we agreed to file a registration statement with the SEC covering the 417,500 shares that have already been issued to Fusion and at least 3.0 million shares that may be issued to Fusion under the Stock Agreement. Presently, we expect to sell no more than the initial 3.0 million shares to Fusion during the term of this Stock Agreement. The Company filed a registration statement on Form S-1 dated November 28, 2008, and on February 5, 2009 the filing became effective.

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

Given our current liquidity position from cash on hand and our availability under our Credit Facility with CapitalSource (see Note B), we have no immediate plans to issue common stock under the Stock Agreement. If and when we do elect to sell shares to Fusion under this agreement, we expect to do so opportunistically and only under conditions deemed favorable by the Company. Any proceeds received by the Company from sales under the Stock Agreement will be used for general corporate purposes, working capital, and/or for expansion activities.

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

On March 31, 2011 we had approximately $505,000 of availability on the line.

NOTE E — EQUITY

Warrant Exercises

During January 2011, Aspen Select Healthcare, LP, Steven C. Jones, Dr. Michael T. Dent, SKL Limited Family Partnership (“SKL”), Larry Kuhnert and John Elliott, who previously received warrants for a) participating in our private equity offering in 2006, b) modifying a debt arrangement with us, or c) waiving certain rights they had with respect to the 2006 offering exercised 1,600,000 warrants at an exercise price of $0.26 per share in a cashless exercise. In order to settle these exercises, we issued 1,326,633 shares of common stock.

On January 21, 2011, Aspen Select Healthcare, LP exercised 2,500,000 warrants to purchase common stock at an exercise price of $0.31 per share in a cashless transaction. The Company issued 1,991,391 shares of common stock to settle this transaction. These warrants were originally issued as part of the March 23, 2005 loan facility with Aspen Select Healthcare, LP.

On January 31, 2011, Hawk & Associates exercised 35,000 warrants to purchase common stock at an exercise price of $0.30 per share in a cashless transaction. Hawk and Associates also exercised 35,000 warrants to purchase common stock at an exercise price of $0.68 per share in a cashless transaction in February 2011. The Company issued a combined total of 47,185 shares of common stock to settle these exercises.

January 2011 Private Equity Offering

Between January 10, 2011 and January 12, 2011 the Company entered into subscription agreements with certain investors (the “Investors”) pursuant to which the Company sold 2,001,667 shares of common stock at a price of $1.50 per share, which resulted in gross proceeds to the Company of approximately $3.0 million. In connection with this Common Stock Financing, the Company entered in registration rights agreements with the Investors which entitle them to certain demand and piggyback registration rights.

In addition to two unaffiliated entities, the participating investors also included either officers or directors of the Company or affiliate entities of an officer or director of the Company.

NOTE F — OTHER RELATED PARTY TRANSACTIONS

Consulting Agreements

During the three months ended March 31, 2011 and 2010, Steven C. Jones, a director of the Company, earned approximately $51,000 and $67,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance.

During May 2010 Mr. Jones received 450,000 warrants as described in more detail in Note L of our Annual Report on Form 10K as filed with the Securities and Exchange Commission on February 23, 2011 and as such we recorded $12,600 in stock compensation expense for these warrants for the three months ended March 31, 2011.

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

For the three months ended March 31, 2011 and 2010, PathCentral, Inc. earned approximately $43,000 and $69,000 respectively.

NOTE G — SUBSEQUENT EVENT

On April 27, 2011, the Company granted 24,000 shares of restricted stock to each of the five non-officer directors of the Company for a total of 120,000 restricted shares. Such restricted shares vest a rate of 2,000 shares per quarter on the last day of each calendar quarter beginning on June 30, 2011 and ending on March 31, 2014 so long as each director remains a member of the Board of Directors. The fair market value of each grant of restricted stock on award date was deemed to be $34,560 or $1.44 per share, which was the closing price of the Company’s common stock on the day before the grant. The company has also agreed to reimburse each director $12,000 over the next nine months to offset the income taxes due on such restricted stock awards.

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

Overview

NeoGenomics operates a network of cancer-focused testing laboratories whose mission is to improve patient care through exceptional cancer genetic diagnostic, prognostic and predictive testing services. Our vision is to become America’s premier cancer testing laboratory by delivering uncompromising quality, exceptional service and innovative products and solutions. The Company’s laboratory network currently offers the following types of testing services:

a)	cytogenetics testing, which analyzes human chromosomes to identify changes from patterns seen in normal chromosomes;

b)	Fluorescence In-Situ Hybridization (“FISH”) testing, which analyzes abnormalities at the chromosomal and gene levels and is used to help identify a number of gene alterations, such as amplification, deletions and translocations;

c)	flow cytometry testing, which analyzes gene expression of specific markers inside cells and on cell surfaces and is used in diagnosing a wide variety of leukemia and lymphoma neoplasms;

d)	hisotology which is the study of microscopic tissues;

e)	immunohistochemistry testing, which analyzes the distribution of tumor antigens in specific cell and tissue types, and

f)	molecular testing which involves analysis of DNA and RNA to diagnose and predict the clinical significance of various genetic sequence disorders.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2010, and there have been no material changes in the three months ended March 31, 2011.

Results of Operations for the Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the three months ended March 31.
	2011	2010
NET REVENUE	100%	100%
COST OF REVENUE	56%	52%

GROSS PROFIT	44%	48%

OPERATING EXPENSES:
General and administrative	32%	34%
Sales and marketing	20%	21%

TOTAL OPERATING EXPENSES	52%	55%

Interest (income) expense, net	2%	2%

NET LOSS	(10)%	(9)%

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

Our revenue, requisition and test metrics for the three months ended March 31, 2011 and 2010 are as follows:

	For the Three-Months Ended March 31, 2011	For the Three-Months Ended March 31, 2010	% Inc (Dec)

Requisitions Received	10,214	9,580	6.6%

Number of Tests Performed	15,396	14,042	9.6%

Avg. # of Tests / Case	1.51	1.47	2.7%

Total Testing Revenue	$8,804,000	$8,418,000	4.6%
Avg Revenue/Req	$862	$879	(1.9)%
Avg Revenue/Test	$572	$600	(4.6)%

Revenues per test are a function of both the type of the test (e.g. FISH, cytogenetics, flow cytometry, etc.) and the payer (e.g., Medicare, Medicaid, third party insurer, institutional client etc.). Average revenue per test is primarily driven by our test type mix and our payer mix. The decrease in average revenue per test for the three months ended March 31, 2011 is the result of a 50% decrease in the average reimbursement for bladder cancer FISH testing as a result of Medicare and several insurance carriers reducing reimbursement beginning in January 2011, and there was also a 1.75% decrease in reimbursement with all Medicare tests covered under the clinical lab fee schedule which affected our Cytogenetics and Molecular tests. In addition, one of the Company’s larger Medicare carriers reduced the maximum allowable number of markers reimbursable for flow cytometry testing in late 2010.

We have established a reserve for uncollectible amounts based on estimates of what we will collect from: a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers.

	March 31,
	2011	2010	% Change
Allowance for doubtful accounts	$1,799,000	$695,000	159%
As a % of gross accounts receivable	23%	11%

The increase is allowance for doubtful accounts is the result of a decision to leave claims open for a longer period of time to pursue payment on claims before writing those claims off. Bad debt expense as a percentage of revenue was 6.8% for the three month period ended March 31, 2011 and was 6.4% of revenue for the three month period ended March 31, 2010.

Cost of Revenue

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

	For the three months ended March 31,
	2011	2010	% Change
Cost of revenue	$4,940,000	$4,344,000	14%
As a % of revenue	56%	52%

The increase was primarily attributable to increases in all areas of costs of revenue as the Company scaled its operations in order to meet increasing demand.

Accordingly, gross margin was approximately 44% for the three months ended March 31, 2011 as compared to 48% for the three months ended March 31, 2010. This decline in gross margin is primarily the result of a greater mix of lower priced and lower margin tests during 2011.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, marketing, and customer service personnel.

	For the three months ended March 31,
	2011	2010	% Change
Sales and marketing	$1,753,000	$1,763,000	(1%)
As a % of revenue	20%	21%

We expect our sales and marketing expenses to increase modestly as we hire additional sales management, sales representatives, and marketing personnel as part of our growth strategy. However, we expect these expenses to decline as a percentage of revenue as our case volumes increase and we develop more economies of scale in our sales and marketing activities.

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

	For the three months ended March 31,
	2011	2010	% Change
General and administrative	$2,823,000	$2,902,000	(3)%
As a % of revenue	32%	34%

The decrease in general and administrative expenses is primarily a result of spending less in research and development than last year when we launched our melanoma test in quarter one of 2010.

Bad debt expense increased by approximately 7%, or $54,000, to $594,000 for the three months ended March 31, 2011 as compared to $540,000 for the three months ended March 31, 2010. Bad debt expense as a percentage of revenue for the three months ended March 31, 2011 was 6.75% as compared to 6.4% for the three months ended March 31, 2010.

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

Interest Expense, net

Interest expense, net, which represents the interest expense we incur on our borrowing arrangements offset by the interest income we earn on cash deposits. Interest expense, net increased approximately 14%, or $23,000 to $182,000 for the three months ended March 31, 2011 as compared to $159,000 for the three months ended March 31, 2010. Interest expense is primarily related to the amount of our capital leases outstanding and to a lesser extent to the borrowing under our credit facility with CapitalSource Finance, LLC (“CapitalSource”). Interest expense increased over the same period in the prior year primarily as a result of the higher capital lease and working capital facility balances as of March 31, 2011 as compared to March 31, 2010.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $893,000, or $0.02/share, for the three months ended March 31, 2011 as compared to a net loss of $750,000 or $0.02/share, for the three months ended March 31, 2010.

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and finance activities for the three months ended March 31, 2011 and 2010 as well as the period ending cash and cash equivalents and working capital.

	For the three months ended March 31.
	2011	2010
Net cash provided by (used in):
Operating activities	$(1,544,000)	$(1,564,000)
Investing activities	(71,000)	(114,000)
Financing activities	3,051,000	1,708,000

Net increase in cash and cash equivalents	1,436,000	30,000
Cash and cash equivalents, beginning of period	1,097,000	1,631,000

Cash and cash equivalents, end of period (1)	$2,533,000	$1,661,000

Working Capital (2), end of period	$1,954,000	$1,766,000

(1)	Excludes restricted cash of $0.5M
(2)	Defined as current assets - current liabilities.

The increase in net cash flow provided by financing activities was primarily the result of the Company’s $3.0 million private equity transaction in January 2011 (as described below) partially offset by the increased borrowings done in 2010 on the working capital line.

On November 5, 2008, we entered into a common stock purchase agreement (the “Stock Agreement”) with Fusion Capital Fund II, LLC an Illinois limited liability company (“Fusion”). The Stock Agreement provides for the future funding of up to $8.0 million from sales of our common stock to Fusion on a when and if needed basis as determined by us in our sole discretion, depending on, among other things, the market price of our common stock. As of March 31, 2011, we had not drawn on any amounts under the Fusion Stock Agreement. The Stock Agreement will automatically terminate on July 27, 2011 without any notice or action by any party pursuant to its terms.

On April 26, 2010 we entered into an amended and restated credit agreement with CapitalSource which increased our borrowing amount to $5,000,000 as described in more detail in Note B to our unaudited financial statements contained in this Quarterly Report on Form 10-Q. As of March 31, 2011, we had approximately $171,000 of availability under our credit facility.

Between January 10, 2011 and January 12, 2011 the Company entered into subscription agreements with certain investors (the “Investors”) pursuant to which the Company has sold 2,001,667 shares of common stock at a price of $1.50 per share. This enabled the Company to raise approximately $3.0 million in the transaction. In connection with this Common Stock Financing, the Company entered in registration rights agreements with the Investors.

In addition to two unaffiliated entities, the participating investors also included either officers or directors of the Company or affiliate entities of an officer or director of the Company.

As of March 31, 2011, we had approximately $2,533,000 in cash on hand, $171,000 of availability under our credit facility with CapitalSource, and up to $8.0 million under the Fusion Stock Agreement, which will automatically terminate on July 27, 2011 without any notice or action by any party pursuant to its terms. As such, we believe we have adequate resources to meet our operating commitments for the next twelve months, and accordingly our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $3.0 million to $4.0 million of additional capital equipment during the next twelve months. We plan to fund these expenditures with cash, through our lease line with Leasing Technologies Incorporated, and through other capital lease financing arrangements. If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Related Party Transactions

Consulting Agreements

During the three months ended March 31, 2011 and 2010, Steven C. Jones, a director of the Company, earned approximately $51,000 and $67,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance.

During May 2010 Mr. Jones received 450,000 warrants as described in more detail in Note L of our Annual Report on Form 10K as filed with the Securities and Exchange Commission on February 23, 2011 and as such we recorded $12,600 in stock compensation expense for these warrants for the three months ended March 31, 2011.

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

For the three months ended March 31, 2011 and 2010, PathCentral, Inc. earned approximately $43,000 and $69,000 respectively.

Subsequent Event

On April 27, 2011, the Company granted 24,000 shares of restricted stock to each of the five non-officer directors of the Company for a total of 120,000 restricted shares. Such restricted shares vest a rate of 2,000 shares per quarter on the last day of each calendar quarter beginning on June 30, 2011 and ending on March 31, 2014 so long as each director remains a member of the Board of Directors. The fair market value of each grant of restricted stock on award date was deemed to be $34,560 or $1.44 per share, which was the closing price of the Company’s common stock on the day before the grant. The company has also agreed to reimburse each director $12,000 over the next nine months to offset the income taxes due on such restricted stock awards.

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

As required by SEC Rule 15d-15, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceeding in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

ITEM 1A — RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note E to the Company’s unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q with respect to the Company’s January 2011 private equity offering. Exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), for the issuance of the shares described in Note E with respect to the January 2011 private equity offering was based on Section 4(2) of the Securities Act.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — REMOVED AND RESERVED

None

ITEM 5 — OTHER INFORMATION

Effective April 27, 2011, Robert Gasparini assumed the position of full time Chief Scientific Officer and Mark Smits assumed the position of Chief Commercial Officer. As part of these moves, Mr. Gasparini relinquished the title of President so that he could devote more time on the scientific aspects of our business.

ITEM 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.49	Form of Registration Rights Agreement used with Affiliates of the Company in the January 2011 Private Placement as incorporated by reference to the Form 8-A as filed by the Company on May 2, 2011

10.50	Form of Registration Rights Agreement used with Non-Affiliates in the January 2011 Private Placement as incorporated by reference to the Form 8-A as filed by the Company on May 2, 2011

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2011	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
		Name:	George Cardoza
		Title:	Chief Financial Officer

	By:	/s/ Jerome J. Dvonch
		Name:	Jerome J. Dvonch
		Title:	Director of Finance and Principal Accounting Officer