Form 10-Q
period 2011-06-30
NEOGENOMICS INC
filed 2011-07-26
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-54384

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

As of July 22, 2011, the registrant had 43,094,499 shares of common stock, par value $0.001 per share outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENOMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,632	$1,097
Restricted cash	500	500
Accounts receivable (net of allowance for doubtful accounts of $1,843 and $1,459, respectively)	7,155	5,236
Inventories	1,079	887
Other current assets	657	1,018

Total current assets	12,023	8,738

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $5,530 and $4,568 respectively)	4,559	4,839

DEPOSITS	76	74

TOTAL ASSETS	$16,658	$13,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,463	$1,933
Accrued compensation	1,401	1,338
Other accrued expenses and liabilities	573	460
Short-term portion of equipment capital leases	1,856	1,995
Revolving credit line	3,819	3,442

Total current liabilities	10,112	9,168

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	1,257	1,348

TOTAL LIABILITIES	11,369	10,516

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value, (100,000,000 shares authorized; 42,890,203 and 37,341,285 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	43	37
Additional paid-in capital	27,891	24,557
Accumulated deficit	(22,645)	(21,459)

Total stockholders’ equity	5,289	3,135

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,658	$13,651

See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

NET REVENUE	$10,466	$8,490	$19,271	$16,908

COST OF REVENUE	5,810	4,575	10,750	8,918

GROSS PROFIT	4,656	3,915	8,521	7,990

OPERATING EXPENSES
General and administrative	3,086	2,769	5,909	5,671
Sales and marketing	1,684	1,943	3,437	3,706

Total operating expenses	4,770	4,712	9,346	9,377

LOSS FROM OPERATIONS	(114)	(797)	(825)	(1,387)

INTEREST AND OTHER INCOME (EXPENSE) - NET	(179)	(181)	(361)	(341)

NET LOSS	$(293)	$(978)	$(1,186)	$(1,728)

NET LOSS PER SHARE
- Basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- Basic and diluted	42,856,578	37,307,232	42,298,594	37,264,112

See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,186)	$(1,728)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Provision for bad debts	1,109	1,166
Depreciation	963	838
Amortization of debt issue costs	21	28
Stock-based compensation	249	353
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(3,028)	(1,919)
(Increase) decrease in inventories	(192)	(205)
(Increase) decrease in other current assets	340	(26)
(Increase) decrease in deposits	(2)	(2)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	672	7

NET CASH USED IN OPERATING ACTIVITIES	(1,054)	(1,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(125)	(500)

NET CASH USED IN INVESTING ACTIVITIES	(125)	(500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital lease obligations	—	147
Advances on credit facility	377	2,405
Repayment of capital leases and loans	(753)	(634)
Decrease in restricted cash	—	500
Issuance of common stock, net of transaction costs	3,090	116

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,714	2,534

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,535	546
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,097	1,631

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,632	$2,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$344	$313

Income taxes paid	$—	$6

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$523	$1,103

See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

NOTE A — NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Nature of Business

NeoGenomics, Inc., a Nevada corporation (the “Parent”), and its subsidiary, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories” or the “Subsidiary”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

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

The interim condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 23, 2011.

Use of Estimates

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these condensed consolidated financial statements include, but are not limited to, those related to revenues, accounts receivable and related reserves, contingencies, useful lives and recovery of long-term assets, income and other taxes, and the fair value of stock-based compensation. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate.

Research and Development

Research and development costs are expensed as incurred and are included in our general and administrative expenses. Research and development expenses consist of compensation and benefits for research and development personnel, license fees, related supplies, inventory and payment for samples to complete validation studies. These expenses were incurred to develop our melanoma test (MelanoSITE), new FISH assays and to develop other new molecular tests.

Net Income (Loss) Per Share

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

There were no common equivalent shares included in the calculation of diluted earnings per share for the three and six month periods ended June 30, 2011 and 2010 because the Company had a net loss for such periods and therefore such common equivalent shares were anti-dilutive.

Concentrations of Credit Risk

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to whom the Company provides a significant volume of its services, and to specific payors of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. The Company continues to focus its sales efforts to decrease the dependency on any given source of revenue and decrease its credit risk from any one large client or payor type, and these efforts may decrease our credit risk. For the three and six months ended June 30, 2011, one client with multiple locations represented 9.1% and 5.5% of revenue. For the same periods in the previous year no customer accounted for more than 5% of our revenue. There have been no significant changes in payor type mix since the Annual Report on Form 10-K was filed with the SEC on February 23, 2011.

The Company orders the majority of its FISH probes from one vendor and as a result of such vendor’s dominance of that marketplace and the absence of any competitive alternatives, if they were to have a disruption in the supply of these probes and we did not have inventory available, it could have a material effect on our business. This risk cannot be completely offset due to the fact the vendor has patent protection which limits other vendors from supplying these probes.

NOTE B — CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin Topic 13.A.1 and FASB ASC 605-10-S99-1, when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. These diagnostic services are billed to various payors, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. The Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at the reported net revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported, net of an allowance for doubtful accounts, which is estimated and recorded in the same period the related revenue is recorded based on the historical collection experience for each type of payor. In addition, the allowance is adjusted periodically, based upon an evaluation of historical collection experience with specific payors, payor types, and other relevant factors, including regularly assessing the state of our billing operations in order to identify issues which may impact the collectability of receivables or allowance estimates. Revisions to the allowance are recorded as an adjustment to bad debt expense within general and administrative expenses. After appropriate collection efforts have been exhausted, specific receivables deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the allowance.

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

Reclassification

One amount in the December 31, 2010 statement of cash flows was reclassified to conform to the presentation in the current year statement of cash flows.

NOTE C — REVOLVING CREDIT FACILITY

On February 1, 2008, we entered into a revolving credit facility with CapitalSource, which allowed us to borrow up to $3,000,000 based on a formula tied to our eligible accounts receivable that are aged less than 150 days. On April 26, 2010, the Parent Company, NeoGenomics Laboratories, Inc., the wholly-owned subsidiary of the Parent Company (“Borrower”), and CapitalSource entered into an Amended and Restated Revolving Credit and Security Agreement (the “Amended and Restated Credit Agreement” or the “Credit Facility”). The Amended and Restated Credit Agreement amended and restated the Revolving Credit and Security Agreement dated February 1, 2008, as amended, among the Parent Company, Borrower and CapitalSource (the “Original Credit Agreement”). The terms of the Amended and Restated Credit Agreement and the Original Credit Agreement are substantially similar except that the Amended and Restated Credit Agreement, among other things, (i) increased the maximum principal amount of the revolving credit facility from $3,000,000 to $5,000,000, (ii) provided that the term of the Amended and Restated Credit Agreement shall end on February 1, 2013, (iii) increased the amount of the collateral management fee and unused line fees paid by Borrower to CapitalSource, (iv) modified the definitions of “Minimum Termination Fee” and “Permitted Indebtedness”, (v) provided that the Borrower must maintain a minimum outstanding principal balance under the revolving facility of at least $2,000,000, (vi) increased the interest rate to LIBOR plus 4.25% (provided that LIBOR shall not be less than 2.0%) and (vii) revised certain covenants and representations and warranties. The Amended and Restated Credit Agreement also made permanent a previously enacted temporary change to the methodology for calculating the Fixed Charge Coverage Ratio covenant, which permits us to add amounts of unrestricted cash and cash equivalents and unused availability under the Credit Facility to Adjusted EBITDA for the purposes of calculating this covenant. We paid CapitalSource a commitment fee of $33,500 in connection with the execution of the Amended and Restated Credit Agreement. In addition, CapitalSource credited $25,000 of an amendment fee previously paid by us towards this commitment fee.

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month. At June 30, 2011, the effective rate of interest was 6.25%. On June 30, 2011, the available credit under the Credit Facility was approximately $0.9 million and the outstanding borrowing was $3.8 million after netting compensating cash on hand.

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

During the second quarter 2011, we entered into additional schedules under our lease facility with LTI of approximately $363,000 to purchase laboratory equipment.

On June 30, 2011 we had approximately $142,000 of availability on the line.

On July 21, 2011, subsequent to the end of the second quarter, NeoGenomics Laboratories and LTI agreed on the terms and conditions of a new $1.0 million lease line of credit. The terms and conditions are the same as described above and advances under the lease line may be made for a period of one year.

During the second quarter 2011, we entered into three leases for the purchase of a total of approximately $40,000 in computer equipment. These were capital leases with 36-month terms and an option to buy the equipment at the end of the lease term for $1. The interest rates of the leases were between 13% and 15%.

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

On January 31, 2011, Hawk & Associates exercised 35,000 warrants to purchase common stock at an exercise price of $0.30 per share in a cashless transaction. Hawk and Associates also exercised 35,000 warrants to purchase common stock at an exercise price of $0.68 per share in a cashless transaction in February 2011. The Company issued a combined total of 47,185 unrestricted shares of common stock to settle these exercises.

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

The investors included officers and directors of the Company or an affiliate of officers and directors of the Company.

NOTE F — RESTRICTED STOCK AWARDS

On April 27, 2011, the Company granted 24,000 shares of restricted stock to each of the five non-officer directors of the Company for a total of 120,000 restricted shares. These directors were elected by the shareholders and the stock award is for service on the board of directors only. Such restricted shares vest a rate of 2,000 shares per quarter on the last day of each calendar quarter beginning on June 30, 2011 and ending on March 31, 2014 so long as each director remains a member of the Board of Directors. The fair market value of each grant of restricted stock on award date was deemed to be $34,560 or $1.44 per share, which was the closing price of the Company’s common stock on the day before the grant as approved by the board of directors. The company has also agreed to reimburse each director $12,000 over the next six months to offset the income taxes due on such restricted stock awards, again provided they remain a Director of the Company.

NOTE G — RELATED PARTY TRANSACTIONS

Consulting Agreements

During the three and six months ended June 30, 2011 Steven C. Jones, a director of the Company, earned approximately $50,000 and $101,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones earned approximately $53,000 and $115,000, respectively for the three and six months ended June 30, 2010.

During May 2010 Mr. Jones received 450,000 warrants as described in more detail in Note L of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 23, 2011 and as such we recorded $13,000 and $24,000, respectively, in stock compensation expense for these warrants for the three and six months ended June 30, 2011. During the three and six months ended June 30, 2010 we recorded $77,000 of stock compensation expense for these warrants.

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

Overview

NeoGenomics operates a network of cancer-focused testing laboratories whose mission is to improve patient care through exceptional cancer genetic diagnostic, prognostic and predictive testing services. Our vision is to become America’s premier cancer testing laboratory by delivering uncompromising quality, exceptional service and innovative products and solutions. The Company’s laboratory network currently offers the following types of testing services:

a)	cytogenetics testing, which analyzes human chromosomes to identify changes from patterns seen in normal chromosomes;

b)	Fluorescence In-Situ Hybridization (“FISH”) testing, which analyzes abnormalities at the chromosomal and gene levels and is used to help identify a number of gene alterations, such as amplification, deletions and translocations;

c)	flow cytometry testing, which analyzes gene expression of specific markers inside cells and on cell surfaces and is used in diagnosing a wide variety of leukemia and lymphoma neoplasms;

d)	hisotology which is the study of microscopic tissues; where a NeoGenomics physician, or one under contract with the Company attempts to determine the diagnosis of disease;

e)	immunohistochemistry testing (IHC), which analyzes the distribution of tumor antigens in specific cell and tissue types, and

f)	molecular testing which involves analysis of DNA and RNA to diagnose and predict the clinical significance of various genetic sequence disorders.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2010, and there have been no material changes in the three and six months ended June 30, 2011.

Results of Operations for the Three and Six Months Ended June 30, 2011 as Compared to the Three and Six Months Ended June 30, 2010

The following table presents the unaudited condensed consolidated statements of operations as a percentage of revenue:

	For the three months ended June 30.		For the six months ended June 30,
	2011	2010	2011	2010
NET REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF REVENUE	55.5%	53.9%	55.8%	52.8%

GROSS PROFIT	44.5%	46.1%	44.2%	47.2%

OPERATING EXPENSES:
General and administrative	29.5%	32.6%	30.7%	33.6%
Sales and marketing	16.1%	22.9%	17.8%	21.9%

TOTAL OPERATING EXPENSES	45.6%	55.5%	48.5%	55.5%

LOSS FROM OPERATIONS	(1.1)%	(9.4)%	(4.3)%	(8.3)%

INTEREST AND OTHER INCOME (EXPENSE) - NET	(1.7)%	(2.1)%	(1.9)%	(2.0)%

NET LOSS	(2.8)%	(11.5)%	(6.2)%	(10.2)%

Revenue

The Company’s specialized testing services are performed based on a written test requisition form and revenues are recognized once the testing services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. Our testing services are billed to various payors, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. We report revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. We report revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as an allowance to arrive at the reported net revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly.

Our revenue, requisition and test metrics for the three and six months ended June 30, 2011 and 2010 are as follows:

Supplemental Information on Customer Requisitions Received and Tests Performed

(in thousands, except test and requisition amount)

	For the Three-Months Ended June 30, 2011	For the Three-Months Ended June 30, 2010	% Inc (Dec)	For the Six-Months Ended June 30, 2011	For the Six-Months Ended June 30, 2010	% Inc (Dec)

Requisitions Rec’d (cases)	11,924	9,576	24.5%	22,138	19,156	15.6%

Number of Tests Performed	18,358	14,464	26.9%	33,754	28,506	18.4%

Avg. # of Tests / Requisition	1.54	1.51	2.0%	1.52	1.49	2.0%

Total Testing Revenue	$10,466	$8,490	23.3%	$19,271	$16,908	14.0%
Avg Revenue/Requisition	$877.75	$886.60	(1.0)%	$870.48	$882.67	(1.4)%
Avg Revenue/Test	$570.12	$586.98	(2.9)%	$570.92	$593.15	(3.7)%

We saw a large quarterly and yearly increase in revenue in 2011 as the result of the addition of several new clients and the result of our increasing sales-force productivity. The current quarter did include approximately $300,000 of revenue from overflow testing on behalf of one customer that was re-organizing their laboratory operations during the quarter. This customer has re-assumed such testing, and as a result, we don’t expect to recognize this revenue in coming quarters.

Revenues per test are a function of both the type of the test (e.g. FISH, cytogenetics, flow cytometry, etc.) and the payer (e.g., Medicare, Medicaid, third party insurer, institutional client etc.). Average revenue per test is primarily driven by our test type mix and our payer mix. The decrease in average revenue per test for the three and six months ended June 30, 2011 and 2010 is the result of: a) going on contract with Aetna and Blue Cross Blue shield in July 2010 at rates below previous averages, b) a 50% decrease in the average reimbursement for bladder cancer FISH testing as a result of Medicare and several insurance carriers reducing reimbursement beginning in January 2011, and c) a 1.75% decrease in reimbursement with all Medicare tests covered under the clinical lab fee schedule which affected all our Cytogenetics and Molecular tests. In addition, one of the Company’s larger Medicare carriers reduced the maximum allowable number of markers reimbursable for flow cytometry testing in late 2010.

We have established a reserve for uncollectible amounts based on estimates of what we will collect from: a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers. Also we take significant discounts to gross revenue on all patient pay and Medicaid tests to arrive at net revenues.

The following table represents our allowance balances at each balance sheet date presented and that allowance as a percentage of gross accounts receivable:

	June 30,
	2011	2010	Change
Allowance for doubtful accounts	$1,843,000	$933,000	$910,000
As a % of gross accounts receivable	20.5%	14.8%

The increase in allowance for doubtful accounts at June 30, 2011 is the result of a decision to leave claims open for a longer period of time to pursue payment before writing such claims off.

Bad debt expense as a percentage of revenue which is described in more detail under general and administrative expenses was 4.9% and 5.8% for the three and six month periods ended June 30, 2011, respectively, and was 7.3% and 6.9% of revenue for the three and six month periods ended June 30, 2010.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

	For the three months ended June 30.			For the six months ended June 30,
	2011	2010	Change	2011	2010	Change
Cost of revenue	$5,810,000	4,575,000	1,235,000	$10,750,000	$8,918,000	1,832,000
As a % of revenue	55.5%	53.9%		55.8%	52.8%

The increase in cost of revenue as a percentage of revenue was primarily related to a decline in our average revenue per test in the three and six months ended June 30, 2011 versus the comparable periods last year. The dollar increase in cost of revenue in the three and six months ended June 30, 2011 was primarily attributable to increases in all areas of costs of revenue as the Company scaled its operations in order to meet increasing demand.

As a result of the above gross profit for the interim period is as follows:

	For the three months ended June 30.			For the six months ended June 30,
	2011	2010	Change	2011	2010	Change
Gross Profit	$4,656,000	3,915,000	$741,000	$8,521,000	$7,990,000	531,000
Gross Margin as a % of revenue	44.5%	46.1%		44.2%	47.2%

Revenue, Cost of Revenue and Gross Profit per Test

The following table is a summary of our per test data on revenue, cost of sales and gross profit. The decrease in gross margin was driven largely by the decline in our average revenue per test in the three and six months ended June 30, 2011 versus the comparable periods last year:

	For the three months ended June 30.			For the six months ended June 30,
	2011	2010	Change	2011	2010	Change
Revenue per Test	$570.12	$586.98	$(16.86)	$570.92	$593.15	$(22.23)
Cost of Revenue per Test	$316.49	$316.28	$(0.21)	$318.41	$312.84	$(5.57)

Gross Profit per Test	$253.63	$270.70	$(17.07)	$252.51	$280.31	$(27.80)
Gross Margin % per Test	44.5%	46.1%		44.2%	47.3%

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the three months ended June 30.			For the six months ended June 30,
	2011	2010	Change	2011	2010	Change
Sales and marketing	$1,684,000	$1,943,000	(259,000)	$3,437,000	$3,706,000	(269,000)
As a % of revenue	16.1%	22.9%		17.8%	21.9%	(7.3)%

The decline in sales and marketing expenses for the three and six months ended June 30, 2011 as compared to the same period in 2010 was driven primarily by reductions in headcount. The reduction in sales and marketing as a percentage of revenue is the result of increases in sales-force productivity which resulted in strong revenue growth with reduced headcount.

We expect our sales and marketing expenses to increase modestly with increased volume, however to remain flat as a percentage of revenue.

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

	For the three months ended June 30.			For the six months ended June 30,
	2011	2010	Change	2011	2010	Change
General and administrative	$3,086,000	$2,769,000	317,000	$5,909,000	$5,671,000	238,000
As a % of revenue	29.5%	32.6%		30.7%	33.6%

The increase in general and administrative expenses for the three and six months ended June 30, 2011 as compared to the comparable period in 2010 is primarily a result of increases in payroll, recruiting, information technology, and research and development expenses. As a percentage of revenue, general and administrative expenses have declined as a result of increased operating leverage in our selling, general and administrative expenses.

Bad debt expense decreased by approximately 18%, or $112,000 to $514,000 for the three months ended June 30, 2011 as compared to $626,000 for the three months ended June 30, 2010. Bad debt expense as a percentage of revenue for the three months ended June 30, 2011 was 4.9% as compared to 7.3% for the three months ended June 30, 2010.

Bad debt expense decreased by approximately 5%, or $58,000 to $1,109,000 for the six months ended June 30, 2011 as compared to $1,166,000 for the six months ended June 30, 2010. Bad debt expense as a percentage of revenue for the six months ended June 30, 2011 was 5.8% as compared to 6.9% for the six months ended June 30, 2010.

The decrease in bad debt expense as a percentage of revenue is the result of having contracts in place with Blue Cross and Blue Shield and Aetna which were consummated in July 2010, both of which eliminated a substantial amount of uncertainty with respect to the amount of payments we receive from these payers.

We expect our general and administrative expenses to increase modestly as we increase our billing and collections activities and incur additional bad debt expense associated with incremental revenue. In addition, we expect to incur additional expenses associated with the expansion of our facilities to support our anticipated growth and make additional investments to further bring up new tests for our clients and strengthen the capabilities of our Laboratory Information System over coming quarters. These initiatives will result in higher general and administrative costs in the short term, but we expect they will help open up additional growth opportunities and increase our lab productivity over time. However, we expect general and administrative expenses as a percentage of revenue to remain around the same or decline as our case volumes increase and we develop more operating leverage in our business.

Selling, General and Administrative Expenses

The following table summarizes our total Selling, General and Administrative expenses for the three and six month periods ended June 30, 2011 and 2010:

	For the three months ended June 30.			For the six months ended June 30,
	2011	2010	Change	2011	2010	Change
Selling, general and administrative	$4,770,000	$4,712,000	58,000	$9,346,000	$9,377,000	(31,000)
As a % of revenue	45.6%	55.5%		48.5%	55.5%

Interest Expense, net and Other Expense

Interest expense net, represents the interest expense we incur on our borrowing arrangements offset by the interest income we earn on cash deposits. Interest expense, net increased approximately 2%, or $3,000 to $178,000 for the three months ended June 30, 2011 as compared to $175,000 for the three months ended June 30, 2010.

For the six months ended June 30, 2011, interest expense, net increased approximately 8%, or $26,000 to $360,000 as compared to $334,000 for the six months ended June 30, 2010.

Interest expense is primarily related to the amount of our capital leases outstanding and to a lesser extent to the amount we have outstanding at any given time under our Credit Facility with CapitalSource. Interest expense increased slightly over the comparable periods in 2010 primarily as a result of the higher capital lease and Credit Facility balances.

Other expense was minimal for the three and six months ended June 30, 2011 and 2010.

Net Loss

As a result of the foregoing, we reported a net loss of $293,000 or $(0.01)/share, for the three months ended June 30, 2011 as compared to a net loss of $978,000, or $(0.03)/share, for the three months ended June 30, 2010. We reported a net loss of $1,186,000 or $(0.03) per share, for the six months ended June 30, 2011 as compared to a net loss of approximately $1,728,000, or $(0.05) per share, for the six months ended June 30, 2010.

Non-GAAP Measures

“Adjusted EBITDA” is defined by NeoGenomics as net income (loss) from continuing operations before (i) interest expense, (ii) tax expense and therapeutic discovery tax grants, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation and warrant amortization expense and (v) other extraordinary or non-recurring charges. NeoGenomics believes that Adjusted EBITDA provides a more consistent measurement of operating performance and trends across reporting periods by excluding these cash and non-cash items of expense not directly related to ongoing operations from income. Adjusted EBITDA also assists investors in performing analysis that is consistent with financial models developed by research analysts.

Adjusted EBITDA as defined by NeoGenomics is not a measurement under GAAP and may differ from non-GAAP measures used by other companies. There are limitations inherent in non-GAAP financial measures such as Adjusted EBITDA because they exclude a variety of charges and credits that are required to be included in a GAAP presentation, and do not therefore present the full measure of NeoGenomics recorded costs against its net revenue. Accordingly, investors should consider non-GAAP results together with GAAP results in analyzing NeoGenomics financial performance.

EBITDA for the three and six months ended June 30, 2011 was $360,000 and $137,000, respectively as compared to $(374,000) and $(549,000) for the corresponding periods in 2010. Adjusted EBITDA for the three and six months ended June 30, 2011 was $483,000 and $386,000, respectively as compared to $(149,000) and $(196,000) for the corresponding period in 2010. The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the corresponding periods:

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2011	2010	2011	2010

Net loss (Per GAAP)	$(293,000)	$(978,000)	$(1,186,000)	$(1,728,000)

Adjustments to Net Loss:
Interest expense (income), net	178,000	175,000	360,000	335,000
Income tax expense	—	6,000	—	6,000
Depreciation and amortization	475,000	423,000	963,000	838,000

EBITDA	360,000	(374,000)	137,000	(549,000)

Further Adjustments to EBITDA:

Non-cash stock-based compensation	123,000	225,000	249,000	353,000

Adjusted EBITDA (non-GAAP)	$483,000	$(149,000)	$386,000	$(196,000)

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and finance activities for the six months ended June 30, 2011 and 2010 as well as the period ending cash and cash equivalents and working capital.

	For the six months ended June 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$(1,054,000)	$(1,488,000)
Investing activities	(125,000)	(500,000)
Financing activities	2,714,000	2,534,000

Net increase in cash and cash equivalents	1,535,000	546,000
Cash and cash equivalents, beginning of period (1)	1,097,000	1,631,000

Cash and cash equivalents, end of period (1)	$2,632,000	$2,177,000

Working Capital (2), end of period	$1,911,000	$690,000

(1)	This excludes restricted cash of $500,000
(2)	Defined as current assets - current liabilities.

The decrease in cash used in operations for the six months ended June 30, 2011 as compared to the comparable period in 2010 is primarily the result of reduced operating losses and increases in accounts payable and other liabilities partially offset by increases in our accounts receivable from increased revenues. As of June 30, 2011 we had $1.9 million in working capital.

The decrease in cash used in investing activities was primarily the result of paying less cash for various leasehold improvements, capitalizable costs of our new Laboratory Information System and certain equipment upgrades, none of which could be lease financed, in the six months ended June 30, 2011 as compared to the comparable period in 2010.

The increase in net cash flow provided by financing activities was primarily the result of our $3.0 million private equity raise in January 2011, and increases in funding from our Credit Facility with Capital Source. This funding was partially offset by payments on our capital lease facilities.

On February 1, 2008, we entered into a revolving credit facility with CapitalSource, which allowed us to borrow up to $3,000,000 based on a formula tied to our eligible accounts receivable that are aged less than 150 days. On April 26, 2010, the Parent Company, NeoGenomics Laboratories, Inc., the wholly-owned subsidiary of the Parent Company (“Borrower”), and CapitalSource entered into an Amended and Restated Revolving Credit and Security Agreement (the “Amended and Restated Credit Agreement” or the “Credit Facility”). The Amended and Restated Credit Agreement amended and restated the Revolving Credit and Security Agreement dated February 1, 2008, as amended, among the Parent Company, Borrower and CapitalSource (the “Original Credit Agreement”). The terms of the Amended and Restated Credit Agreement and the Original Credit Agreement are substantially similar except that the Amended and Restated Credit Agreement, among other things, (i) increased the maximum principal amount of the revolving credit facility from $3,000,000 to $5,000,000, (ii) provided that the term of the Amended and Restated Credit Agreement shall end on February 1, 2013, (iii) increased the amount of the collateral management fee and unused line fees paid by Borrower to CapitalSource, (iv) modified the definitions of “Minimum Termination Fee” and “Permitted Indebtedness”, (v) provided that the Borrower must maintain a minimum outstanding principal balance under the revolving facility of at least $2,000,000, (vi) increased the interest rate to LIBOR plus 4.25% (provided that LIBOR shall not be less than 2.0%) and (vii) revised certain covenants and representations and warranties. The Amended and Restated Credit Agreement also made permanent a previously enacted temporary change to the methodology for calculating the Fixed Charge Coverage Ratio covenant, which permits us to add amounts of unrestricted cash and cash equivalents and unused availability under the Credit Facility to Adjusted EBITDA for the purposes of calculating this covenant. A full description of the covenants in the Amended and Restated Credit Agreement can be found in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 23, 2011. We paid CapitalSource a commitment fee of $33,500 in connection with the execution of the Amended and Restated Credit Agreement. In addition, CapitalSource credited $25,000 of an amendment fee previously paid by us towards this commitment fee.

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month. At June 30, 2011, the effective rate of interest was 6.25%. On June 30, 2011, the available credit under the Credit Facility was approximately $0.9 million and the outstanding borrowing was $3.8 million after netting compensating cash on hand. We were in compliance with all covenants contained in the Credit Facility as of June 30, 2011.

On July 28, 2010 NeoGenomics Laboratories, Inc., the primary operating subsidiary of the Parent Company (the “Operating Company”), and Leasing Technologies, Inc. (“LTI”) agreed on the terms and conditions of an additional $1.0 million lease line of credit with a draw down period of one year. The new line has the same terms and conditions as our November 5, 2008 Master Lease Agreement with LTI. Advances under the lease line may be made for one year by executing equipment schedules for each advance. The lease term of any equipment schedules issued under the lease line will be for 36 months. The lease rate factor applicable for each equipment schedule is 0.0327/month. If the Operating Company makes use of the entire lease line, the monthly rent would be $32,700. Monthly rent for the leased equipment is payable in advance on the first day of each month. The obligations of the Operating Company are guaranteed by the Parent Company. At the end of the term of each equipment schedule, the Operating Company may: (a) renew the lease with respect to such equipment for an additional 12 months at fair market value; (b) purchase the equipment at fair market value, which price will not be less than 10% of cost nor more than 14% of cost; (c) extend the term for an additional six months at 35% of the monthly rent paid by the lessee during the initial term, after which the equipment may be purchased for the lesser of fair market value or 8% of cost; or (d) return the equipment subject to a remarketing charge equal to 6% of cost. As of June 30, 2011 we had made draws of approximately $858,000 on the LTI lease line of credit and we had $142,000 of remaining availability on such line.

On July 21, 2011, subsequent to the end of the second quarter, NeoGenomics Laboratories and LTI agreed on terms and conditions of a new $1.0 million lease line of credit. The terms and conditions are the same as described above and advances under the lease line may be made for a period of one year.

As of June 30, 2011, we had approximately $2.6 million in unrestricted cash on hand, up to $0.9 million of availability under our Credit Facility with Capital Source. We believe we have adequate capital resources to meet our operating commitments over the next twelve months from our cash on hand and availability under our Credit Facility. As such, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. In the event that the Company grows at a rate that is different from what we currently anticipate or we engage in strategic transactions or acquisitions and our cash on hand and availability under our Credit Facility is not adequate, we may need to raise additional debt or equity capital from other sources. In such event, the Company may not be able to obtain such funding on attractive terms or at all and the Company may be required to curtail its operations.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $3.0 million to $4.0 million of additional capital equipment during the next twelve months. We plan to fund these expenditures with draws under our $1.0 million lease line with LTI, through bank loan facilities, and through capital lease financing arrangements. If we are unable to obtain such funding, we will need to pay cash for these items, raise additional debt or equity capital from other sources, and/or curtail our equipment purchases (which may have an impact on our ability to continue to grow our revenues).

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceeding in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

ITEM 1A — RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. Certain risks relating to the Company as described in more detail in Section 1A of our Annual Report on Form 10K as filed with the Securities and Exchange Commission on February 23, 2011 may include but are not limited to the following:

•	We May Not Be Able To Implement Our Business Strategies Which Could Impair Our Ability To Continue Operations

•	We May Be Unsuccessful In Managing Our Growth

•	We May Incur Greater Costs Than Anticipated

•

We Rely On A Limited Number Of Third Parties For Manufacture And Supply Of Certain Of Our Critical Laboratory Instruments And Materials, And We May Not Be Able To Find Replacement Suppliers Or Manufacturers In A Timely Manner In The Event Of Any Disruption Which Could Adversely Affect Our Business

•	We May Face Fluctuations In Results Of Operations Which Could Negatively Affect Our Business Operations And We Are Subject To Seasonality In Our Business

•	We Substantially Depend Upon Third Parties For Payment Of Services

•	Our Business Is Subject To Rapid Scientific Change

•	The Market For Our Services Is Highly Competitive

•	We Face The Risk of Capacity Constraints

•	We May Fail To Protect Our Facilities

•	The Steps Taken By The Company To Protect Its Proprietary Rights May Not Be Adequate

•	We Are Dependent On Key Personnel And Need To Hire Additional Qualified Personnel In Order For Our Business To Succeed

•	We may Fail To Obtain Necessary Additional Capital To Finance Growth And Capital Requirements

•	Proposed Government Regulation Of Laboratory Developed Tests (“LDT’s”) May Result In Delays To Certain Laboratory Tests and Increase Our Costs To Implement New Tests

•	Healthcare Reform Programs May Impact Our Business And The Pricing We Receive For Our Services

•	Our Net Revenue Will Be Diminished If Payors Do Not Adequately Cover Or Reimburse Our Services

•	Third Party Billing Is Extremely Complicated And Will Result In Significant Additional Costs To Us

•	Our Operations Are Subject To Strict Laws Prohibiting Fraudulent Billing And Other Abuse, And Our Failure To Comply With Such Laws Could Result In Substantial Penalties

•	The Failure To Comply With Significant Government Regulation And Laboratory Operations May Subject The Company To Liability, Penalties Or Limitation Of Operations

•	Our Failure To Comply With Governmental Payor Regulations Could Result In Our Being Excluded From Participation In Medicare, Medicaid Or Other Governmental Payor Programs

•	Our Business Could Be Harmed By Future Interpretations Of Clinical Laboratory Mark-Up Prohibitions

•	Failure To Comply With The HIPAA Security And Privacy Regulations May Increase Our Operational Costs

•

Changes In Regulations, Payor Policies Or Contracting Arrangements With Payors Or Changes In Other Laws, Regulations Or Policies May Adversely Affect Coverage Or Reimbursement For Our Specialized Diagnostic Services

•	We Are Subject To Security Risks Which Could Harm Our Operations

•	We Must Hire And Retain Qualified Sales Representatives To Grow Our Sales

•

Performance Issues, Service Interruptions Or Price Increases By Our Shipping Carrier Could Adversely Affect Our Business, Results Of Operations And Financial Condition, And Harm Our Reputation And Ability To Provide Our Specialized Diagnostic Services On A Timely Basis

•	We Use Biological And Hazardous Materials That Require Considerable Expertise And Expense For Handling, Storage Or Disposal And May Result In Claims Against Us

•	Our Ability To Comply With The Financial Covenants In Our Credit Agreements Depends Primarily On Our Ability To Generate Substantial Operating Cash Flow

•	We Have Potential Conflicts Of Interest Relating To Our Related Party Transactions Which Could Harm Our Business

•	We Are Effectively Controlled By Existing Stockholders And Therefore Other Stockholders Will Not Be Able To Direct The Company

•	No Foreseeable Dividends

•	There May Not Be A Viable Market For Our Common Stock

•	We May Become Involved In Securities Class Action Litigation That Could Divert Management’s Attention And Harm Our Business

•	If Penny Stock Regulations Impose Restrictions On The Marketability Of Our Common Stock, The Ability Of Our Stockholders To Sell Shares Of Our Stock Could Be Impaired

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 27, 2011, the Company granted 24,000 shares of restricted stock to each of the five non-officer directors of the Company for a total of 120,000 restricted shares. These directors were elected by the shareholders and the stock award is for service on the board of directors only. Such restricted shares vest a rate of 2,000 shares per quarter on the last day of each calendar quarter beginning on June 30, 2011 and ending on March 31, 2014 so long as each director remains a member of the Board of Directors. The fair market value of each grant of restricted stock on award date was deemed to be $34,560 or $1.44 per share, which was the closing price of the Company’s common stock on the day before the grant as approved by the Board of Directors. The Company has also agreed to reimburse each director $12,000 over the next six months to offset the income taxes due on such restricted stock awards, again provided they remain a Director of the Company. Exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of the shares was based on Section 4(2) of the Securities Act.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — REMOVED AND RESERVED

Not Applicable

ITEM 5 — OTHER INFORMATION

On July 14, 2011, the Board of Directors of the Company approved a new Code of Business Conduct and Ethics.

ITEM 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION

14.1	NeoGenomics Code of Business Conduct and Ethics as approved by the Board of Directors on July 14, 2011 as incorporated by reference from the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 20, 2011.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 26, 2011	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
		Name:	George Cardoza
		Title:	Chief Financial Officer

	By:	/s/ Jerome J. Dvonch
		Name:	Jerome J. Dvonch
		Title:	Director of Finance and Principal Accounting Officer