Form 10-Q/A
period 2011-06-30
NEOGENOMICS INC
filed 2011-08-01
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:000-54384

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of NeoGenomics, Inc. (the “Company”) for the quarter ended June 30, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on July 26, 2011. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

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

PART II – OTHER INFORMATION

ITEM 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION
14.1	NeoGenomics Code of Business Conduct and Ethics as approved by the Board of Directors on July 14, 2011 as incorporated by reference from the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 20, 2011.
31.1**	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3**	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2011	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
		Name:	George Cardoza
		Title:	Chief Financial Officer

	By:	/s/ Jerome J. Dvonch
		Name:	Jerome J. Dvonch
		Title:	Director of Finance and Principal Accounting Officer