Form 10-Q
period 2011-09-30
NEOGENOMICS INC
filed 2011-10-25
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

As of October 21, 2011, the registrant had 43,236,498 shares of common stock, par value $0.001 per share outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

NEOGENOMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS	September 30, 2011	December 31, 2010
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,649	$1,097
Restricted cash	500	500
Accounts receivable (net of allowance for doubtful accounts of $2,046 and $1,459, respectively)	7,366	5,236
Inventories	1,096	887
Other current assets	702	1,018

Total current assets	12,313	8,738

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $6,052 and $4,568 respectively)	5,062	4,839

DEPOSITS	110	74

TOTAL ASSETS	$17,485	$13,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,285	$1,933
Accrued compensation	1,291	1,338
Other accrued expenses and liabilities	625	460
Short-term portion of equipment capital leases	1,866	1,995
Revolving credit line	4,472	3,442

Total current liabilities	10,539	9,168

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	1,586	1,348

TOTAL LIABILITIES	12,125	10,516

STOCKHOLDERS’ EQUITY

Common stock, $.001 par value, (100,000,000 shares authorized; 43,106,434 and 37,341,285 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	43	37
Additional paid-in capital	28,105	24,557
Accumulated deficit	(22,788)	(21,459)

Total stockholders’ equity	5,360	3,135

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,485	$13,651

See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

NET REVENUE	$11,320	$8,708	$30,591	$25,616

COST OF REVENUE	6,246	4,818	16,996	13,737

GROSS PROFIT	5,074	3,890	13,595	11,879

OPERATING EXPENSES
General and administrative	3,307	2,919	9,217	8,590
Sales and marketing	1,725	1,983	5,162	5,689

Total operating expenses	5,032	4,902	14,379	14,279

INCOME (LOSS) FROM OPERATIONS	42	(1,012)	(784)	(2,400)

INTEREST AND OTHER INCOME (EXPENSE) — NET	(185)	(186)	(545)	(526)

NET LOSS	$(143)	$(1,198)	$(1,329)	$(2,926)

NET LOSS PER SHARE
— Basic and diluted	$(0.00)	$(0.03)	$(0.03)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
— Basic and diluted	43,103,707	37,376,676	42,569,914	37,302,046

See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,329)	$(2,926)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Provision for bad debts	1,740	1,746
Depreciation	1,484	1,297
Amortization of debt issue costs	30	38
Stock-based compensation	378	508
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(3,870)	(2,744)
(Increase) decrease in inventories	(208)	(166)
(Increase) decrease in other current assets	286	(25)
(Increase) decrease in deposits	(37)	(0)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	356	(141)

NET CASH USED IN OPERATING ACTIVITIES	(1,170)	(2,413)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(338)	(813)

NET CASH USED IN INVESTING ACTIVITIES	(338)	(813)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital lease obligations	—	146
Advances on credit facility	1,030	3,348
Repayment of capital leases and loans	(1,146)	(995)
Decrease in restricted cash	—	500
Issuance of common stock, net of transaction costs	3,176	151

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,060	3,150

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,552	(76)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,097	1,631

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,649	$1,555

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$519	$484

Income taxes paid	$—	$13

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$1,255	$1,419

See notes to unaudited condensed consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

NOTE A — NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Nature of Business

NeoGenomics, Inc., a Nevada corporation (the “Parent Company”), and its subsidiary, NeoGenomics Laboratories, Inc., a Florida corporation (“NeoGenomics Laboratories” or the “Subsidiary”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

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

Use of Estimates

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these condensed consolidated financial statements include, but are not limited to, those related to revenues, accounts receivable and related reserves, contingencies, useful lives and recovery of long-lived assets, income and other taxes, and the fair value of stock-based compensation. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate.

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

There were no common equivalent shares included in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2011 and 2010 because the Company had a net loss for such periods and therefore such common equivalent shares were anti-dilutive.

Concentrations of Credit Risk

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to whom the Company provides a significant volume of its services, and to specific payors of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. The Company continues to focus its sales efforts to decrease the dependency on any given source of revenue and decrease its credit risk from any one large client or payor type. For the three and nine months ended September 30, 2011, one client with multiple locations represented 13.5% and 8.5% of revenue. For the same periods in the previous year no customer accounted for more than 5% of our revenue. There have been no significant changes in payor type mix since the Annual Report on Form 10-K was filed with the SEC on February 23, 2011.

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

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. These diagnostic services are billed to various payors, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. The Company reports revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. The Company reports revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at the reported net revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. The Company records revenues from patient pay tests net of a large discount and as a result recognizes minimal revenue on those tests. In each reporting period, the Company reviews its historical collection experience for non-contracted payors and adjusts its expected revenues for current and subsequent periods accordingly.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718 Compensation — Stock Compensation. ASC 718 requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the awards’ grant-date fair value. The standard covers employee stock options, restricted stock, and other equity awards.

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

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month. At September 30, 2011, the effective rate of interest was 6.25%. On September 30, 2011, the available credit under the Credit Facility was approximately $0.5 million and the outstanding borrowing was $4.5 million after netting compensating cash on hand.

NOTE D — CAPITAL LEASE TRANSACTIONS

On July 28, 2010 NeoGenomics Laboratories and Leasing Technologies, Inc. (LTI) agreed on the terms and conditions of a new $1.0 million lease line of credit. The line had the same terms and conditions of our November 5, 2008 Master Lease Agreement with LTI. Advances under the lease line could be made for one year by executing equipment schedules for each advance. The lease terms of all equipment schedules issued under the lease line were for 36 months. The lease rate factor applicable for each equipment schedule was 0.0327/month. If the Subsidiary made use of the entire lease line, the monthly rent would be $32,700. Monthly rent for the leased equipment is payable in advance on the first day of each month. The obligations of the Subsidiary are guaranteed by the Parent Company. At the end of the term of each equipment schedule the Subsidiary could: (a) renew the lease with respect to such equipment for an additional 12 months at fair market value; (b) purchase the equipment at fair market value, which price will not be less than 10% of cost nor more than 14% of cost; (c) extend the term for an additional six months at 35% of the monthly rent paid by the lessee during the initial term, after which the equipment may be purchased for the lesser of fair market value or 8% of cost; or (d) return the equipment subject to a remarketing charge equal to 6% of cost.

The immaterial amount of availability we had remaining at June 30, 2011 expired and on July 21, 2011, NeoGenomics Laboratories and LTI agreed on the terms and conditions of a new $1.0 million lease line of credit. The terms and conditions are the same as described above and advances under the lease line could be made for a period of one year.

During the third quarter of fiscal year 2011, we entered into lease schedules for $1.0 million to purchase laboratory equipment to make investments for further growth and to increase our testing menu. Therefore we have no availability on this LTI lease line as of September 30, 2011.

During the third quarter of fiscal year 2011, we also used a vendor to lease an additional $378,000 of laboratory equipment. The lease has a five year term with a fair market value buyout option at the end of the term. The payment on the lease is $7,713 per month and the annual interest rate is approximately 11%.

During the third quarter of fiscal year 2011, we also entered into several small capital leases to purchase approximately $218,000 of laboratory equipment, computer equipment and furniture. The leases have either three or four year terms and annual interest rates in the 14% to 16% range.

On September 9, 2011, we entered into a master lease agreement for a $1.0 million equipment line of credit with Garic, Inc. The lease has a 12 month draw down period and each schedule has a 36 month term and a lease rate factor of 3.1947%. The lease has a fair market value option at the end of the term at a price not to exceed 15% of the equipment cost or the right to return the equipment. Monthly payments on the entire amount will be $31,647 and will have an annual interest rate of 16.12%. We have $1.0 million of availability on this agreement as of September 30, 2011. On October 6, 2011 the Company entered into a lease schedule for approximately $50,000 and has $950,000 of remaining availability on the lease line.

NOTE E — EQUITY

Warrant Exercises

During January 2011, Aspen Select Healthcare, LP, Steven C. Jones, Dr. Michael T. Dent, SKL Family Limited Partnership (“SKL”), Larry Kuhnert and John Elliott, who previously received warrants for a) participating in our private equity offering in 2006, b) modifying a debt arrangement with us, or c) waiving certain rights they had with respect to the 2006 offering exercised 1,600,000 warrants at an exercise price of $0.26 per share in a cashless exercise. In order to settle these exercises, we issued 1,326,633 shares of common stock.

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

NOTE F — RESTRICTED STOCK AWARDS

On April 27, 2011, the Company granted 24,000 shares of restricted stock to each of the five non-officer directors of the Company for a total of 120,000 restricted shares. These directors were elected by the shareholders and the stock award is for service on the Board of Directors only. Such restricted shares vest a rate of 2,000 shares per quarter on the last day of each calendar quarter beginning on June 30, 2011 and ending on March 31, 2014 so long as each director remains a member of the Board of Directors. The fair market value of each grant of restricted stock on award date was deemed to be $34,560 or $1.44 per share, which was the closing price of the Company’s common stock on the day before the grant as approved by the Board of Directors. The company also agreed to reimburse each Director $12,000, payable in quarterly installments over three quarters, to offset the income taxes due on such restricted stock awards, provided each remains a director of the Company.

NOTE G — RELATED PARTY TRANSACTIONS

Consulting Agreements

During the three and nine months ended September 30, 2011 Steven C. Jones, a director of the Company, earned approximately $50,000 and $151,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones earned approximately $45,000 and $147,350, respectively for the three and nine months ended September 30, 2010.

During May 2010 Mr. Jones received 450,000 warrants as described in more detail in Note L of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 23, 2011 and as such we recorded $9,400 and $32,900, respectively, in stock compensation expense for these warrants for the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2010 we recorded $28,092 and $123,735, respectively of stock compensation expense for these warrants.

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

In geographic areas where we do not provide services to a community based pathology practice, we may call directly on community based oncology, dermatology and urology practices. We serve community-based urologists by providing a FISH-based genetic test for the diagnosis of bladder cancer and early detection of recurrent disease. We serve community based dermatologists by providing a

FISH-based genetic test for the diagnosis of malignant melanoma as well as several molecular tests. We also believe that we can provide a competitive choice to those larger oncology practices that prefer to have a direct relationship with a laboratory for cancer genetic testing services. Our regionalized approach allows us strong interactions with clients and our innovative Genetic Pathology Solutions (“GPS”) report summarizes all relevant case data on one summary report.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2010, and there have been no material changes in the three and nine months ended September 30, 2011.

Results of Operations for the Three and Nine Months Ended September 30, 2011 as Compared to the Three and Nine Months Ended September 30, 2010

The following table presents the unaudited condensed consolidated statements of operations as a percentage of revenue:

	For the three months ended September 30.		For the nine months ended September 30,
	2011	2010	2011	2010
NET REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF REVENUE	55.2%	55.3%	55.6%	53.6%

GROSS PROFIT	44.8%	44.7%	44.4%	46.4%

OPERATING EXPENSES:
General and administrative	29.2%	33.5%	30.1%	33.5%
Sales and marketing	15.2%	22.8%	16.9%	22.2%

TOTAL OPERATING EXPENSES	44.4%	56.3%	47.0%	55.7%

INCOME (LOSS) FROM OPERATIONS	0.4%	(11.6)%	(2.6)%	(9.3)%

INTEREST AND OTHER INCOME (EXPENSE) — NET	(1.7)%	(2.2)%	(1.7)%	(2.1)%

NET LOSS	(1.3)%	(13.8)%	(4.3)%	(11.4)%

Revenue

The Company’s specialized testing services are performed based on a written or computer generated test requisition form and revenues are recognized once the testing services have been performed, the results have been delivered to the ordering physician, the payor has been identified and eligibility and insurance have been verified. Our testing services are billed to various payors, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. We report revenues from contracted payors, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. We report revenues from non-contracted payors, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as an allowance to arrive at the reported net revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly.

Our revenue, requisition and test metrics for the three and nine months ended September 30, 2011 and 2010 are as follows:

Supplemental Information on Customer Requisitions Received and Tests Performed

(in thousands, except test and requisition amount)

	For the Three-Months Ended September 30, 2011	For the Three-Months Ended September 30, 2010	% Inc (Dec)	For the Nine-Months Ended September 30, 2011	For the Nine-Months Ended September 30, 2010	% Inc (Dec)

Requisitions Rec’d (cases)	12,857	9,677	32.9%	34,995	28,833	21.4%

Number of Tests Performed	19,977	14,477	38.0%	53,731	42,983	25.0%

Avg. # of Tests / Requisition	1.55	1.50	3.9%	1.54	1.49	3.0%

Total Testing Revenue	$11,320	$8,708	30.0%	$30,591	$25,616	19.4%
Avg Revenue/Requisition	$880.47	$899.82	(2.2%)	$874.15	$888.42	(1.6%)
Avg Revenue/Test	$566.66	$601.48	(5.8%)	$569.33	$595.95	(4.5%)

We saw a large quarterly and yearly increase in revenue in 2011 as the result of the addition of several new clients and additional sales to existing clients.

Revenues per test are a function of both the type of the test (e.g. FISH, cytogenetics, flow cytometry, etc.) and the payer (e.g., Medicare, Medicaid, third party insurer, client bill, etc.). Average revenue per test is primarily driven by our test type mix and our payer mix. The decrease in average revenue per test for the three and nine months ended September 30, 2011 and 2010 is the result of: a) going on contract with Aetna and Blue Cross Blue Shield in July 2010 at rates below previous averages, b) a 50% decrease in the average reimbursement for bladder cancer FISH testing as a result of Medicare and several insurance carriers reducing reimbursement beginning in January 2011, and c) a 1.75% decrease in reimbursement for all Medicare tests covered under the Clinical Lab Fee Schedule which affected all our Cytogenetics and Molecular tests. In addition, one Medicare service provider reduced the maximum allowable number of markers reimbursable for flow cytometry testing in late 2010 and another in June 2011.

We have established a reserve for uncollectible amounts based on estimates of what we will collect from: a) third-party payers with whom we do not have a contractual arrangement or sufficient experience to accurately estimate the amount of reimbursement we will receive, b) payments directly from patients, and c) those procedures that are not covered by insurance or other third party payers. Also we take significant discounts to gross revenue on all patient self-pay and Medicaid tests to arrive at net revenues.

The following table represents our allowance balances at each balance sheet date presented and that allowance as a percentage of gross accounts receivable:

	September 30,
	2011	2010	Change
Allowance for doubtful accounts	$1,826,000	$1,281,000	$545,000
As a % of gross accounts receivable	19.9%	19.0%

Bad debt expense as a percentage of revenue which is described in more detail under general and administrative expenses was 5.6% and 5.7% for the three and nine month periods ended September 30, 2011, respectively, and was 6.7% and 6.8% of revenue for the three and nine month periods ended September 30, 2010. The reason for this decrease is described later under our discussion of General and Administrative expenses.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll-related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

	For the three months ended September 30.			For the nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Cost of revenue	$6,246,000	$4,818,000	$1,428,000	$16,996,000	$13,737,000	$3,259,000
As a % of revenue	55.2%	55.3%		55.6%	53.6%

The increase in cost of revenue as a percentage of revenue was primarily related to a decline in our average revenue per test for the nine months ended September 30, 2011 versus the comparable periods last year. The dollar increase in cost of revenue in the three and nine months ended September 30, 2011 was primarily attributable to increases in all areas of costs of revenue as the Company scaled its operations in order to meet increased testing demand. In addition, we have seen an increase in our courier and transportation costs related to delivering specimens to our labs due to increasing fuel costs in 2011, and our average supply costs on a per test basis have increased in 2011.

As a result of the above, our gross profit and gross profit margins for these periods are as follows:

	For the three months ended September 30.			For the nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Gross Profit	$5,074,000	$3,890,000	$1,184,000	$13,595,000	$11,879,000	$1,715,000
Gross Margin as a % of revenue	44.8%	44.7%		44.4%	46.4%

Revenue, Cost of Revenue and Gross Profit per Test

The following table is a summary of per test data on revenue, cost of sales and gross profit. The decrease in gross margin was driven largely by the decline in our average revenue per test in the three and nine months ended September 30, 2011 versus the comparable periods last year:

	For the three months ended September 30.		Pos/(Neg)	For the nine months ended September 30,		Pos/(Neg)
	2011	2010	Change	2011	2010	Change
Revenue per Test	$566.66	$601.48	$(34.82)	$569.33	$595.95	$(26.62)
Cost of Revenue per Test	$312.66	$332.79	$20.13	$316.31	$319.59	$3.28

Gross Profit per Test	$$254.00	$268.69	$(14.69)	$253.02	$276.36	$(23.34)
Gross Margin % per Test	44.8%	44.7%		44.4%	46.4%

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the three months ended September 30.			For the nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Sales and marketing	$1,725,000	$1,983,000	$(258,000)	$5,162,000	$5,689,000	$(527,000)
As a % of revenue	15.2%	22.8%		16.9%	22.2%

The decline in sales and marketing expenses for the three and nine months ended September 30, 2011 as compared to the same period in 2010 was driven primarily by reductions in headcount. The reduction in sales and marketing as a percentage of revenue is the result of increases in productivity which resulted in strong revenue growth along with reduced headcount.

Moving forward, we expect our sales and marketing expenses to increase modestly on dollar terms with increased volume; however, as a percentage of revenue, we expect these expenses to remain at levels similar to the current levels.

General and Administrative Expenses

General and administrative expenses relate to billing, bad debts, finance, human resources, information technology, research and development and other administrative functions. They primarily consist of employee related costs (such as salaries, fringe benefits, and stock-based compensation expense), professional services, facilities expense, and depreciation and administrative-related costs allocated to general and administrative expenses.

	For the three months ended September 30.			For the nine months ended September 30,
	2011	2010	Change	2011	2010	Change
General and administrative	$3,307,000	$2,919,000	$388,000	$9,217,000	$8,590,000	$627,000
As a % of revenue	29.2%	33.5%		30.1%	33.5%

The increase in general and administrative expenses for the three and nine months ended September 30, 2011 as compared to the comparable periods in 2010 is primarily a result of increases in payroll, recruiting, information technology, and research and development expenses. As a percentage of revenue, general and administrative expenses have declined as a result of increased operating leverage in our selling, general and administrative expenses.

Bad debt expense increased by approximately 8.9%, or $52,000 to $631,000 for the three months ended September 30, 2011 as compared to $579,000 for the three months ended September 30, 2010. Bad debt expense as a percentage of revenue for the three months ended September 30, 2011 was 5.6% as compared to 6.7% for the three months ended September 30, 2010.

Bad debt expense decreased slightly to $1,739,000 for the nine months ended September 30, 2011 as compared to $1,746,000 for the nine months ended September 30, 2010. Bad debt expense as a percentage of revenue for the nine months ended September 30, 2011 was 5.7% as compared to 6.8% for the nine months ended September 30, 2010.

The decrease in bad debt expense as a percentage of revenue is the result of having contracts in place with Blue Cross Blue Shield and Aetna which were consummated in July 2010, both of which eliminated a substantial amount of uncertainty with respect to the amount of payments we receive from these payers.

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

Selling, General and Administrative Expenses

The following table summarizes our total Selling, General and Administrative expenses for the three and nine month periods ended September 30, 2011 and 2010:

	For the three months ended September 30.			For the nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Selling, general and administrative	$5,032,000	$4,902,000	$130,000	$14,379,000	$14,279,000	$100,000
As a % of revenue	44.4%	56.3%		47.0%	55.7%

Interest Expense, net and Other Expense

Interest expense net, represents the interest expense we incur on our borrowing arrangements offset by the interest income we earn on cash deposits. Interest expense, net increased approximately 3.3%, or $6,000 to $185,000 for the three months ended September 30, 2011 as compared to $179,000 for the three months ended September 30, 2010.

For the nine months ended September 30, 2011, interest expense, net increased approximately 6.2%, or $32,000 to $545,000 as compared to $513,000 for the nine months ended September 30, 2010.

Interest expense is primarily related to the amount of our capital leases outstanding and to a lesser extent to the amount we have outstanding at any given time under our Credit Facility with CapitalSource. Interest expense increased slightly over the comparable periods in 2010 primarily as a result of the higher capital lease and Credit Facility balances.

Other expense was minimal for the three and nine months ended September 30, 2011 and 2010.

Net Loss

As a result of the foregoing, we reported a net loss of $143,000 or $(0.00)/share, for the three months ended September 30, 2011 as compared to a net loss of $1,198,000, or $(0.03)/share, for the three months ended September 30, 2010. We reported a net loss of $1,329,000 or $(0.03) per share, for the nine months ended September 30, 2011 as compared to a net loss of approximately $2,926,000, or $(0.08) per share, for the nine months ended September 30, 2010.

Non-GAAP Measures

“Adjusted EBITDA” is defined by NeoGenomics as net income (loss) from continuing operations before (i) interest expense, (ii) tax expense and therapeutic discovery tax grants, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation and warrant amortization expense and (v) other extraordinary or non-recurring charges. NeoGenomics believes that Adjusted EBITDA provides a more consistent measurement of operating performance and trends across reporting periods by excluding from income these cash and non-cash items of expense not directly related to ongoing operations. Adjusted EBITDA also assists investors in performing analysis that is consistent with financial models developed by research analysts.

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

EBITDA for the three and nine months ended September 30, 2011 was $563,000 and $700,000, respectively as compared to $(553,000) and $(1,104,000) for the corresponding periods in 2010. Adjusted EBITDA for the three and nine months ended September 30, 2011 was $693,000 and $1,078,000, respectively as compared to $(398,000) and $(596,000) for the corresponding period in 2010. The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the corresponding periods:

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2011	2010	2011	2010
Net loss (Per GAAP)	$(143,000)	$(1,198,000)	$(1,329,000)	$(2,927,000)

Adjustments to Net Loss:
Interest expense (income), net	185,000	179,000	545,000	513,000
Income tax expense	—	7,000	—	13,000
Depreciation and amortization	521,000	459,000	1,484,000	1,297,000

EBITDA	563,000	(553,000)	700,000	(1,104,000)

Further Adjustments to EBITDA:
Non-cash stock-based compensation	130,000	155,000	378,000	508,000

Adjusted EBITDA (non-GAAP)	$693,000	$(398,000)	$1,078,000	$(596,000)

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and finance activities for the nine months ended September 30, 2011 and 2010 as well as the period ending cash and cash equivalents and working capital.

	For the nine months ended September 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$(1,170,000)	$(2,413,000)
Investing activities	(338,000)	(813,000)
Financing activities	3,060,000	3,150,000

Net increase in cash and cash equivalents	1,552,000	(76,000)
Cash and cash equivalents, beginning of period (1)	1,097,000	1,631,000

Cash and cash equivalents, end of period (1)	$2,649,000	$1,555,000

Working Capital (2), end of period	$1,774,000	$(332,000)

(1) Excludes	restricted cash of $500,000
(2) Defined	as current assets — current liabilities.

The decrease in cash used in operations for the nine months ended September 30, 2011 as compared to the comparable period in 2010 is primarily the result of reduced operating losses and increases in accounts payable and other liabilities partially offset by increases in our accounts receivable from increased revenues.

The decrease in cash used in investing activities in the nine months ended September 30, 2011 as compared to the comparable period in 2010 was primarily the result of reduced spending on items that cannot typically be lease financed, such as leasehold improvements, costs to improve our Laboratory Information System and certain equipment upgrades.

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

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month. At September 30, 2011, the effective rate of interest was 6.25%. On September 30, 2011, the available credit under the Credit Facility was approximately $0.5 million and the outstanding borrowing was $4.5 million after netting compensating cash on hand. We were in compliance with all covenants contained in the Credit Facility as of September 30, 2011.

On July 28, 2010 NeoGenomics Laboratories and Leasing Technologies, Inc. (LTI) agreed on the terms and conditions of a new $1.0 million lease line of credit. The line had the same terms and conditions of our November 5, 2008 Master Lease Agreement with LTI. Advances under the lease line could made for one year by executing equipment schedules for each advance. The lease term of all equipment schedules issued under the lease line were for 36 months. The lease rate factor applicable for each equipment schedule was 0.0327/month. If the Subsidiary made use of the entire lease line, the monthly rent would be $32,700. Monthly rent for the leased equipment is payable in advance on the first day of each month. The obligations of the Subsidiary are guaranteed by the Parent Company. At the end of the term of each equipment schedule the Subsidiary may: (a) renew the lease with respect to such equipment for an additional 12 months at fair market value; (b) purchase the equipment at fair market value, which price will not be less than 10% of cost nor more than 14% of cost; (c) extend the term for an additional six months at 35% of the monthly rent paid by the lessee during the initial term, after which the equipment may be purchased for the lesser of fair market value or 8% of cost; or (d) return the equipment subject to a remarketing charge equal to 6% of cost.

The immaterial amount of availability we had remaining at June 30, 2011 expired and on July 21, 2011, NeoGenomics Laboratories and LTI agreed on the terms and conditions of a new $1.0 million lease line of credit. The terms and conditions are the same as described above and advances under the lease line could be made for a period of one year.

During the third quarter of fiscal year 2011, we entered into lease schedules for $1.0 million to purchase laboratory equipment to make investments for further growth and to increase our testing menu. Therefore we have no availability on this LTI lease line as of September 30, 2011.

During the third quarter of fiscal year 2011, we also used a vendor to lease an additional $378,000 of laboratory equipment. The lease has a five year term with a fair market value buyout option at the end of the term. The payment on the lease is $7,713 per month and the annual interest rate is approximately 11%.

During the third quarter of fiscal year 2011, we also entered into several small capital leases to purchase approximately $218,000 of laboratory equipment, computer equipment and furniture. The leases have either three or four year terms and annual interest rates in the 14% to 16% range.

On September 9, 2011, we entered into a master lease agreement on a $1.0 million equipment line of credit with Garic, Inc. The lease has a 12 month draw down period and each schedule has a 36 month term and a lease rate factor of 3.1947%. The lease has a fair market value option at the end of the term at a price not to exceed 15% of the equipment cost or the right to return the equipment. Monthly payments on the entire amount will be $31,647 and will have an annual interest rate of 16.12%. We have $1.0 million of availability on this agreement as of September 30, 2011. On October 6, 2011 the Company entered into a lease schedule for approximately $50,000 and has $950,000 of remaining availability on the lease line.

As of September 30, 2011, we had approximately $2.65 million in unrestricted cash on hand, up to $0.5 million of availability currently under our Credit Facility with Capital Source, and up to $1.0 million of availability on our lease line with Garic, Inc. We believe we have adequate capital resources to meet our operating commitments over the next twelve months from these sources and from other bank loan facilities and capital lease financing arrangements which we may enter into during this period. As such, our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. In the event that the Company grows at a rate that is different from what we currently anticipate or we engage in strategic transactions or acquisitions and our cash on hand and availability under our Credit Facility or lease lines at such time is not adequate, we may need to increase the size or our credit facility or raise additional debt or equity capital from other sources. In such event, the Company may not be able to obtain such funding on attractive terms or at all and the Company may be required to curtail its operations.

On July 27, 2011, the common stock purchase agreement (the “Stock Agreement”) between NeoGenomics, Inc. and Fusion Capital Fund II, LLC (“Fusion”), expired without any action by any party pursuant to its terms. Under the Stock Agreement, NeoGenomics had the option to sell common stock to Fusion in its sole discretion in amounts of up to $1.0 million per instance, depending on the then price of our common stock, at times of our choosing, up to a total of $8.0 million in the aggregate over a thirty (30) month period. During the period the Stock Agreement was effective, we never drew down any funds pursuant to it. As a result, we have decided that we will not seek to replace the Stock Agreement with any other similar type of instrument.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	We May Face Fluctuations In Results Of Operations Which Could Negatively Affect Our Business Operations And We Are Subject To Seasonality In Our Business

•	We Substantially Depend Upon Third Parties For Payment Of Services

•	Our Business Is Subject To Rapid Scientific Change

•	The Market For Our Services Is Highly Competitive

•	We Face The Risk of Capacity Constraints

•	We May Fail To Protect Our Facilities

•	The Steps Taken By The Company To Protect Its Proprietary Rights May Not Be Adequate

•	We Are Dependent On Key Personnel And Need To Hire Additional Qualified Personnel In Order For Our Business To Succeed

•	We may Fail To Obtain Necessary Additional Capital To Finance Growth And Capital Requirements

•	Proposed Government Regulation Of Laboratory Developed Tests (“LDT’s”) May Result In Delays To Certain Laboratory Tests and Increase Our Costs To Implement New Tests

•	Healthcare Reform Programs May Impact Our Business And The Pricing We Receive For Our Services, Including The Expiration of the Grandfather Clause On December 31, 2011

•	Our Net Revenue Will Be Diminished If Payors Do Not Adequately Cover Or Reimburse Our Services

•	Third Party Billing Is Extremely Complicated And Will Result In Significant Additional Costs To Us

•	Our Operations Are Subject To Strict Laws Prohibiting Fraudulent Billing And Other Abuse, And Our Failure To Comply With Such Laws Could Result In Substantial Penalties

•	The Failure To Comply With Significant Government Regulation And Laboratory Operations May Subject The Company To Liability, Penalties Or Limitation Of Operations

•	Our Failure To Comply With Governmental Payor Regulations Could Result In Our Being Excluded From Participation In Medicare, Medicaid Or Other Governmental Payor Programs

•	Our Business Could Be Harmed By Future Interpretations Of Clinical Laboratory Mark-Up Prohibitions

•	Failure To Comply With The HIPAA Security And Privacy Regulations May Increase Our Operational Costs

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — REMOVED AND RESERVED

ITEM 5 — OTHER INFORMATION

Not Applicable

ITEM 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Master Lease Agreement dated September 9, 2011 between the Company and Garic, Inc

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2011	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
Name: Douglas M. VanOort Title: Chairman and Chief Executive Officer

By:	/s/ George Cardoza
Name: George Cardoza Title: Chief Financial Officer

By:	/s/ Jerome J. Dvonch
Name: Jerome J. Dvonch Title: Director of Finance and Principal Accounting Officer