Form 10-K
period 2011-12-31
NEOGENOMICS INC
filed 2012-03-12
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 005-54384

NEOGENOMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	74-2897368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12701 Commonwealth Drive, Suite 9, Fort Myers, FL 33913

(Address of principal executive offices, Zip code)

(239) 768-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock par value $0.001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    ☐  Yes    ☒  No

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $40.6 million, based on the closing price of the registrant’s common stock of $1.30 per share on June 30, 2011.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 8, 2012: 44,835,817

NEOGENOMICS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2011

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

Forward-looking statements include, but are not limited to, statements about:

•	Our ability to implement our business strategy;

•	The expected reimbursement levels from governmental payers and private insurers;

•

The application, to our business and the services we provide, of existing laws, rules and regulations, including without limitation, Medicare laws, anti-kickback laws, Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations, state medical privacy laws, federal and state false claims laws and corporate practice of medicine laws;

•	Regulatory developments in the United States;

•	Our ability to maintain our license under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);

•	Our ability to expand our operations and increase our market share;

•	Our ability to expand our service offerings by adding new testing capabilities;

•	Our ability to meet our future capital requirements

•	Our ability to compete with other diagnostic laboratories;

•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;

•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure; and

•	The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements.

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

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with its subsidiaries as “NeoGenomics”, “we”, “us”, “our” or the “Company” in this Form 10-K) is the registrant for SEC reporting purposes. Our common stock is listed on the OTCQB Market under the symbol “NGNM”.

Overview

We operate a network of cancer-focused testing laboratories whose mission is to improve patient care through exceptional genetic and molecular testing services. Our vision is to become America’s premier cancer testing laboratory by delivering uncompromising quality, exceptional service and innovative products and solutions. The Company has laboratory locations in Ft. Myers and Tampa, Florida; Irvine, California; and Nashville, Tennessee, and currently offers the following types of testing services:

a)	Cytogenetics testing - the study of normal and abnormal chromosomes and their relationship to disease. Cytogenetic studies are often utilized to assist in refining treatment options for hematopoietic cancers such as leukemia and lymphoma;

b)	Fluorescence In-Situ Hybridization (“FISH”) testing - a branch of cancer genetics that focuses on detecting and locating the presence or absence of specific DNA sequences and genes on chromosomes;

c)	Flow cytometry testing - a rapid way to measure the characteristics of cell populations. Cells from peripheral blood, bone marrow aspirate, lymph nodes, and other areas are labeled with selective fluorescent antibodies and quantified according to their surface antigens. These fluorescent antibodies bind to specific cell surface antigens and are used to identify malignant cell populations. Flow cytometry is typically performed in conjunction with morphology testing which looks at smears on glass slides for abnormal cell populations;

d)	Immunohistochemistry (“IHC”) testing - the process of identifying cell proteins in a tissue section utilizing the principle of antibodies binding specifically to antigens. Specific surface cytoplasmic or nuclear markers are characteristic of cellular events such as proliferation or cell death (apoptosis). IHC is also widely used to understand the distribution and localization of differentially expressed proteins; and

e)	Molecular testing - a rapidly emerging cancer diagnostic tool focusing on the analysis of DNA and RNA, as well as the structure and function of genes at a molecular level. Molecular testing employs multiple technologies including point mutation analysis, sequencing analysis, DNA fragment length analysis, and real-time polymerase chain reaction (“RT-PCR”) RNA analysis.

All of these testing services are widely utilized to inform the diagnosis and prognosis of various types and subtypes of cancer and to help predict a patient’s potential response to specific therapies. NeoGenomics offers testing services on both a “tech-only” basis, where NeoGenomics performs the technical component of the testing (specimen set-up, staining, imaging, sorting and categorization of cells, chromosomes, genes or DNA) and the client physician performs the related professional interpretation component (analyzing the laboratory data, developing the diagnosis or prognosis as well as preparing and writing the final report), as well as on a full service or “global” basis where NeoGenomics performs both the technical component and the professional interpretation component.

Operating Segment

We have one reportable operating segment that delivers testing services to hospitals, pathologists, oncologists, other clinicians and researchers. Also, at December 31, 2011, all of our services were provided within the United States and all of our assets were in the United States.

Market Opportunity

The medical testing laboratory market can be broken down into three primary segments:

•	Clinical Pathology testing,

•	Anatomic Pathology testing, and

•	Genetic and Molecular testing.

Clinical Pathology testing covers high volume, highly automated, lower complexity tests on easily procured specimens such as blood and urine. Clinical lab tests often involve testing of a less urgent nature, for example, cholesterol testing and testing associated with routine physical exams.

Anatomic Pathology testing involves evaluation of tissue, as in surgical pathology, or cells as in cytopathology. The most widely performed Anatomic Pathology procedures include the preparation and interpretation of pap smears, skin biopsies, and tissue biopsies.

Genetic and molecular testing typically involves analyzing chromosomes, genes, proteins and/or DNA/RNA sequences for abnormalities. Genetic and molecular testing requires highly specialized equipment and credentialed individuals (typically M.D. or Ph.D. level) to certify results and typically yields the highest reimbursement levels of the three market segments.

The field of cancer genetics is evolving rapidly and new tests are being developed at an accelerated pace. Based on medical and scientific discoveries over the last 10 years, cancer testing falls into one of three categories: diagnostic testing, prognostic testing and predictive testing. Of the three, the fastest growing area is predictive testing, which is utilized by clinicians to predict a patient’s response to the various treatment options in order to deliver “personalized medicine” that is optimized to that patient’s particular circumstances.

We estimate that the United States market for genetic and molecular testing is divided among approximately 360 laboratories. Approximately two thirds of these laboratories are attached to academic institutions and primarily provide clinical services to their affiliated university hospitals and associated physicians. We believe that the remaining one third of the market is quite fragmented and that less than 20 laboratories market their services nationally. We estimate that the top 20 laboratories account for approximately 50% of market revenues for genetic and molecular testing.

We believe that the key factors influencing the rapid market growth for cancer testing include: (i) cancer is primarily a disease of the elderly - one in four senior citizens is likely to develop some form of cancer during the rest of their lifetime once they turn sixty, and now that the baby boomer generation has started to reach this age range, the incidence rates of cancer are rising; (ii) every year more and more genes and genomic pathways are implicated in the development and/or clinical course of cancer; and (iii) increasingly, new drugs are being targeted to certain cancer subtypes and pathways which require companion diagnostic testing. Laboratory tests are needed to identify the type and subtype of cancer and the proper treatment regimen for each individual patient in order to deliver “personalized medicine” to the patient. These factors have driven explosive growth in the development of new genetic and molecular tests. We estimate a $10-12 billion total market opportunity for cancer testing in the United States, about $3-5 billion of which is derived from genetic and molecular testing with the remaining portion derived from more traditional anatomic pathology testing services that are complementary to and often ordered with the genetic and molecular testing services we offer.

Our Focus

Our primary focus is to provide high complexity, cancer-related laboratory testing services to hospitals, community-based pathology practices, and clinicians throughout the United States. We currently perform analyses for hematopoietic cancers such as leukemia and lymphoma (blood and lymphoid tumors) and solid tumor cancers such as breast, lung, colon, and bladder cancer. For hematopoietic cancers, we typically analyze bone marrow aspirate and peripheral blood specimens. For solid tumor cancers, we typically analyze formalin fixed, paraffin embedded tissue samples or urine.

The cancer testing services we offer to community-based pathologists are designed to be a natural extension of, and complementary to, the services that they perform within their own practices. We believe our relationship as a non-competitive partner to community-based pathology practices empowers them to expand their breadth of testing and provide a menu of services that matches or exceeds the level of service found in academic centers of excellence around the country. Community-based pathology practices typically order our services on a “tech-only” basis, which allows them to participate in the diagnostic process by performing the professional interpretation services without having to make the investment in laboratory personnel or equipment needed to perform the technical component of the tests.

In areas where we do not provide services to community-based pathology practices, we may directly serve oncology, dermatology, urology and other clinician practices that prefer to have a direct relationship with a laboratory for cancer-related genetic and molecular testing services. We typically service these types of clients with a “global” service offering where we perform both the technical and professional components of the tests ordered. Increasingly, however, larger clinician practices have begun to internalize pathology testing, and our “tech-only” service offering allows these larger clinician practices to also participate in the diagnostic process by performing the professional interpretation services.

Competitive Strengths

Turnaround Times

We strive to provide industry leading turnaround times for test results to our clients nationwide. By providing information to physicians in a rapid manner, they can begin treating their patients as soon as possible. We believe our average 4-5 day turn-around time for our cytogenetics testing services, our average 3-4 day turn-around time for FISH testing services, and our average 1 day turn-around time for flow cytometry testing services are industry-leading benchmarks for national laboratories. Our consistent timeliness of results is a competitive strength and a driver of additional testing requests by our referring physicians. Quick turn-around times allow for the performance of other adjunctive tests within an acceptable diagnosis window in order to augment or confirm results and more fully inform treatment options. We believe that our rapid turnaround times are a key differentiator of NeoGenomics versus other national laboratories, and our clients often cite them as a key factor in their relationship with us.

Medical Team

Our team of medical professionals and Ph.Ds. are specialists in the field of genetics and oncology. Our medical team is led by our Chief Medical Officer, Dr. Maher Albitar, a renowned hematopathologist with extensive experience in molecular and genetic testing. Prior to joining NeoGenomics, Dr. Albitar was Medical Director for Hematopathology and Oncology at the Quest Nichols Institute and Chief R&D Director for Hematopathology and Oncology for Quest Diagnostics. He also served as Section Chief for Leukemia at the University of Texas M. D. Anderson Cancer Center. In addition to Dr. Albitar, we currently employ five full-time M.D.s as our medical directors and pathologists, two Ph.Ds. as our scientific directors and cytogeneticists, and four part-time M.D.s acting as consultants and backup pathologists for case sign out purposes.

Extensive Tech-Only Service Offerings

We launched the first tech-only FISH testing services in the United States in 2006, and we currently have the most extensive menu of tech-only FISH services in the country. Indeed, we believe we are the only national laboratory offering tech-only FISH services for hematopoietic cancers in the U.S. We also offer tech-only flow cytometry and immunohistochemistry testing services. These types of testing services generally allow the professional interpretation component of a test to be billed separately from the technical component. Our NeoFISHTM, NeoFLOWTM and other tech-only service offerings allow properly trained and credentialed community-based pathologists to extend their own practices by performing professional interpretations services, which allows them to better service the needs of their local clientele without the need to invest in the lab equipment and personnel required to perform the technical component of genetic and molecular testing.

Our tech-only services are designed to give pathologists the option to choose, on a case by case basis, whether they want to order just the technical information and images relating to a specific test so they can perform the professional interpretation, or order “global” services and receive a comprehensive test report which includes a NeoGenomics Pathologist’s interpretation of the test results. Our clients appreciate the flexibility to access NeoGenomics’ medical staff for difficult or complex cases or when they are otherwise unavailable to perform professional interpretations. We believe this innovative approach to serving the needs of pathology client’s results in longer term, more committed client relationships that are more akin to strategic partnerships. Our extensive tech-only service offerings have differentiated NeoGenomics and allowed us to compete more effectively against larger, more entrenched competitors in our niche of the industry.

Global Service Offerings

We also offer a full set of global services to meet the needs of those clients who are not credentialed and trained in interpreting genetic tests and who are looking for specialists to interpret the testing results for them. In our global service offerings, our lab performs the technical component of the tests and our M.D.s and Ph.Ds. provide the interpretation services. Our professional staff is also available for post testing consultative services. These clients rely on the expertise of our medical team to give them the answers they need in a timely manner to help inform their diagnoses and treatment decisions. Many of our tech-only clients also rely on our medical team for difficult or challenging cases by ordering our global testing services on a case by case basis. Our Genetic Pathology Solutions (“GPS”) report summarizes all relevant case data from our global services on one summary report. When providing global services, NeoGenomics performs both the technical and professional component of the test, which results in a higher reimbursement level.

Client Education Programs

We believe we have one of the most extensive client education programs in the genetic and molecular testing industry. We train pathologists how to use and interpret genetic testing services so that they can then participate in our tech-only service offerings. Our educational programs include an extensive library of on-demand training modules, online courses, and custom tailored on-site training programs that are designed to prepare clients to utilize our tech-only services. Each year, we also regularly sponsor seminars and webinars on emerging topics of interest in our field. Our medical staff is involved in many aspects of our training programs.

Laboratory Information System (LIS)

We believe we have a state-of-the-art Laboratory Information System (“LIS”) that interconnects our locations and provides flexible reporting solutions to clients. This system allows us to standardize testing and deliver uniform test results and images throughout our network, regardless of the location that any specific portion of a test is performed within our network. This allows us to move specimens and image analysis work between locations to better balance our workload. Our LIS also allows us to offer highly specialized and customizable reporting solutions to our tech-only clients. For instance, our tech-only NeoFISHTM and NeoFLOWTM applications allow our community-based pathologist clients to tailor individual reports to their specifications and incorporate only the images they select and then issue and sign-out such reports from our system with their own logos at the top. Our customized reporting solution even allows our clients to incorporate test results performed on ancillary tests not performed at NeoGenomics into summary report templates. This feature has been well-received by clients. In May 2011, we obtained the source code to our LIS. This has given us greater control and flexibility over the customized functionality we develop and offer to clients and allows us to make improvements in a more timely manner.

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales representatives (“Territory Business Managers”) are organized into three regions (Northeast, Southeast and West). These sales representatives all utilize Salesforce.com to manage their territories, and we have integrated all of the important customer care functionality within our LIS into Salesforce.com so that our Territory Business Managers can stay informed of emerging issues and opportunities within their regions. As of January 31, 2012, we had twenty Territory Business Managers, one Managed Care Specialist, and three Regional Managers.

Client Care

Our Customer Care Specialists (“CCS”) are organized by region into territories that service not only our external clients, but also work very closely with and support our sales team. A client receives personalized assistance when dealing with their dedicated CCS because each CCS understands their clients’ specific needs. When problems or questions do arise, the CCS is responsible for providing answers to the client. CCS’s handle everything from arranging specimen pickup to managing questions that arise during the test process to delivering test results in order to deliver exceptional services to our clients.

Geographic Locations

Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on either the West Coast or the East Coast to service the needs of their customers around the country. We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence. We have four facilities, two large laboratory locations in Fort Myers, Florida and Irvine, California and two smaller laboratory locations in Nashville, Tennessee and Tampa, Florida. Our objective is to “operate one lab with four locations”, in order to deliver standardized test results. We intend to continue to develop and open new laboratories or expand our current facilities as market situations dictate and business opportunities arise.

Scientific Pipeline

In the past few years our field has experienced a rapid increase in tests that are tied to specific “genomic pathways”. These predictive tests are typically individualized for a small sub-set of patients with a specific subtype of cancer. The therapeutic target in the genomic pathways is typically a small molecule found at the level of the cell surface, within the cytoplasm and/or within the nucleus. These genomic pathways, known as the “Hallmarks of Cancer”, contain a target-rich environment for small-molecule “anti-therapies”. These anti-therapies target specific mutations in the major cancer pathways such as the Proliferation Pathway, the Apoptotic Pathway, the Angiogenic Pathway, the Metastasis Pathway, and the Signaling Pathways and Anti-Signaling Pathways.

As an example, recently the FDA approved a small molecule anti-therapy drug (Xalkori) that targets a mutation in the ALK gene for a small sub-set of patients with Non-Small Cell Lung Cancer (NSCLC). Approximately 50-61% of patients with an ALK gene rearrangement will respond to this therapy. To identify patients eligible for this specific small-molecule therapy, an FDA-approved FISH test that NeoGenomics and certain other laboratories offer, must be performed. This ALK FISH test is considered a companion diagnostic test and it is critical that this test be performed and the patient found to have an ALK mutation before therapy can be administered. Tests such as the ALK FISH test allow our clients to direct individualized treatments to each cancer patient in a timely manner. We are increasingly focused on attempting to develop new predictive tests such as this in our new product development pipeline.

Strategic Licensing Agreement with Health Discovery Corp

In January 2012, we entered into a Master License Agreement (the “License Agreement”) with Health Discovery Corporation (“HDC”), pursuant to which we were granted an exclusive worldwide license to utilize HDC’s extensive intellectual property portfolio to develop and commercialize laboratory developed tests (“LDTs”) and other products relating to hematopoietic and solid tumor cancers. HDC owns intellectual property and know-how, including some 84 issued and pending patents related to support vector machine (“SVM”), recursive feature elimination (“SVM-RFE”), fractal genomic modeling (“FGM”) and other pattern recognition technology as well as certain patents relating to digital image analysis, biomarker discovery, and gene and protein-based diagnostic, prognostic, and predictive testing.

Under the terms of the License Agreement, we may, subject to certain limitations, use, develop, make, have made, modify, sell, and commercially exploit products and services in the fields of laboratory testing, molecular diagnostics, clinical pathology, anatomic pathology and digital image analysis relating to the development, marketing, production or sale of any LDTs or other products used for diagnosing, ruling out, predicting a response to treatment, and/or monitoring treatment of any hematopoietic and solid tumor cancers excluding cancers affecting the retina and breast cancer (collectively, the “Field”).

The License Agreement allows us to develop and sell any gene, gene-product or protein-based LDTs based on HDC’s technology in the Field and provides for sublicensing rights and the assignment of the License Agreement, in whole or in part, in our discretion. The License Agreement further provides us with access to certain HDC personnel and consulting resources in the fields of mathematics and in genetic and molecular test development. The licensed technology also includes, among other things, certain tests, algorithms and computer software which have already been developed by HDC. Initially, we intend to focus on developing prostate, pancreatic, and colon cancer LDTs. In addition, we plan to develop interpretation software that will help to automate the analysis of cytogenetics and flow cytometry tests.

Strategic Supply Agreement with Abbott Molecular

In July 2009, we entered into a Strategic Supply Agreement with Abbott Molecular, Inc., a wholly-owned subsidiary of Abbott Laboratories. Under the terms of this agreement, NeoGenomics has the rights to develop and launch three laboratory developed tests based on intellectual property developed and/or licensed by Abbott. We launched the first of these tests in February 2010, a FISH test for the diagnosis of melanoma (called MelanositeTM), and we are currently working on other potential new FISH assays under the agreement. In conjunction with the Strategic Supply Agreement, Abbott Laboratories, Inc., the parent company of Abbott Molecular, purchased 3.5 million shares of our common stock, which represented an approximately 8.0% stake in NeoGenomics’ outstanding common stock at December 31, 2011.

Sales and Marketing

We continue to grow our testing volumes and revenue due to our investment in sales and marketing. As of January 31, 2012, NeoGenomics’ sales and marketing team totaled 41 individuals, including 20 Territory Business Managers (sales representatives), one Managed Care Specialist, three Regional Business Unit Directors (regional managers), six marketing and management professionals and 11 customer care specialists.

Our revenue, requisition and test metrics for the year ended December 31, 2011 and 2010 are as follows:

	FY 2011	FY 2010	% Change
Client Requisitions Received (Cases)	49,235	38,443	28.1%
Number of Tests Performed	76,288	57,332	33.1%
Average Number of Tests/Requisition	1.55	1.49	4.0%
Total Testing Revenue	$43,484,000	$34,371,000	26.5%
Average Revenue/Requisition	$883	$894	(1.2)%
Average Revenue/Test	$570	$600	(4.9)%

We experienced 26.5% year-over-year revenue growth to $43.5 million in 2011 from $34.4 million in 2010 as a result of a broad based increase in the number of new clients, including one new client with over 30 locations, and the further penetration of existing clients in 2011. Our average revenue/test decreased approximately 5% to approximately $570 in 2011 from $600 in 2010 as a result of: a) an approximately 50% decrease in the average reimbursement for bladder cancer FISH testing as a result of Medicare and several insurance carriers reducing reimbursement beginning in January 2011, b) a 1.75% decrease in reimbursement for all Medicare tests covered under the clinical lab fee schedule which affected all our Cytogenetics and Molecular tests and c) the Medicare servicing agent in the Southeast reduced the maximum allowable number of markers reimbursable for flow cytometry testing in late 2010 and the California Medicare servicing agent followed suit in June 2011.

Within the subspecialty field of hematopathology, our scientific expertise and service offerings allow us to be able to perform multiple tests on each specimen received if ordered by our physician clients. Many physicians believe that a comprehensive approach to the diagnosis and prognosis of blood and lymph node disease to be the standard of care throughout the country. As the average number of tests per requisition changes, the average revenue per requisition changes accordingly.

Seasonality

The majority of our testing volume is dependent on patients being treated by hematology/oncology professionals and other healthcare providers. The volume of our testing services generally declines modestly during the summer vacation season, year-end holiday periods and other major holidays, particularly when those holidays fall during the middle of the week. In addition, the volume of our testing tends to decline due to adverse weather conditions, such as excessively hot or cold spells, heavy snow, hurricanes or tornados in certain regions, consequently reducing revenues and cash flows in any affected period. Therefore, comparison of the results of successive periods may not accurately reflect trends for future periods.

Competition

The genetic and molecular testing niche of the laboratory testing industry is highly competitive and, given the opportunities in this industry, we expect it to become even more competitive. There has been a high pace of consolidation in the industry in recent years and several large players have entered the market. In late 2010 and early 2011, two of our closest competitors were acquired. General Electric Healthcare Services purchased Clarient, Inc. and Novartis, A.G. purchased Genoptix, Inc. Competitive factors in genetic and molecular testing generally include the reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting, medical staff, timeliness of delivery of completed reports (i.e. turnaround times) and post-reporting follow-up for clients.

Our competitors in the United States are numerous and include major national medical testing laboratories, in-house physician laboratories and hospital laboratories. Many of these competitors have greater financial resources and production capabilities. These companies may succeed in developing service offerings that are more effective than any that we have or may develop, and may also prove to be more successful than we are in marketing such services. In addition, technological advances or different approaches developed by one or more of our competitors may render our service offerings obsolete, less effective or uneconomical.

We intend to continue to gain market share by offering industry-leading turnaround times, a broad service menu, high-quality test reports, new proprietary tests, enhanced post-test consultation services, and the personal attention from our direct sales force. In addition, we believe our flexible reporting solutions, which enable clients to report out customized results in a secure, real-time environment, will allow us to continue to gain market share.

Suppliers

The Company orders its laboratory and research supplies from large national laboratory supply companies such as Abbott Laboratories, Fisher Scientific, Invitrogen, Cardinal Health, Ventana and Beckman Coulter. Other than as discussed below, we do not believe any disruption from any one of these suppliers would have a material effect on our business. The Company orders the majority of its FISH probes from Abbott Laboratories. As a result of Abbott’s dominance of this marketplace and the absence of any meaningful competitive alternatives, if there was a disruption in the supply of these probes, and we did not have inventory available, it could have a material effect on our business. This risk cannot be completely offset due to the fact that Abbott has patent protection which limits other vendors from supplying many of these probes.

Dependence on Major Clients

We currently market our services to pathologists, oncologists, urologists, other clinicians, hospitals and other clinical laboratories. During 2011, we performed 76,288 individual tests. For the years ended December 31, 2011 and 2010, one new client with multiple locations accounted for 11.3% and 1.2% respectively, of total revenue. All others were less than 5% of total revenue individually.

Payer Mix

In 2011, approximately 43% of our revenue was derived from Medicare and other Government payers, 29% from commercial insurance companies, 26% from clients such as hospitals and other reference laboratories, 1% from all others including patients, and the remainder in general year-end accruals. In 2010, approximately 46% of our revenue was derived from Medicare and other Government payers, 30% from commercial insurance companies, 23% from clients such as hospitals and other reference laboratories, and 1% from all others including patients and general year-end accruals.

Trademarks

The “NeoGenomics” name and logo has been trademarked with the United States Patent and Trademark Office. We have also trademarked the brand names NeoFISH, NeoFlow, MelanoSITE, and DermFISH.

Number of Employees

As of December 31, 2011, we had 230 full-time equivalent employees. In addition, 8 other individuals, including 4 pathologists and a Ph.D. cytogenetics director, serve as consultants to the Company on a regular basis. The Company also had 10 temporary contract personnel at December 31, 2011. On December 31, 2010, we had 177 full-time equivalent employees, 8 consultants and 3 temporary contract personnel serving on a regular basis. Our employees are not represented by any union and we believe our employee relations are good.

Government Regulation

The laboratory business is subject to extensive governmental regulation at the federal, state and local levels. The laboratories are required to be licensed by the states, certified by the federal government to participate in the Medicare and Medicaid programs, and are subject to extensive requirements as a condition of participation in various governmental health benefits programs. The failure to comply with any of the applicable federal and state laws, regulations, and reimbursement guidelines could have a material adverse effect on the Company’s business. The applicable laws and regulations, and the interpretations of them, change frequently and there can be no assurance that the Company will not be subject to audit, inquiry, or investigation with respect to some aspect of its operations. Some of the federal and state laws and regulations are described below under “Clinical Laboratory Operations,” “Anti-Fraud and Abuse Laws,” “The False Claims Act,” “Confidentiality of Health Information,” and “Food and Drug Administration”.

Clinical Laboratory Operations

Licensure and Accreditation

The Company operates clinical laboratories in Fort Myers and Tampa, Florida, Nashville, Tennessee, and Irvine, California. The laboratories are licensed as required by the states in which they are located. In addition, the laboratories in Fort Myers, Florida and Tennessee are licensed by the State of New York as they accept clinical specimens obtained in New York. All of the NeoGenomics laboratories are certified in accordance with the Clinical Laboratory Improvement Amendments, as amended (“CLIA”). Under CLIA, the U.S. Department of Health and Human Services (“HHS”) establishes quality standards for each category of testing performed by the laboratory. The categories of testing include waived, moderate complexity, and high complexity. NeoGenomics’ laboratories are categorized as high complexity. Three of the four site locations for NeoGenomics’ laboratories are also accredited by the College of American Pathologists (“CAP”) and actively participate in CAP’s proficiency testing programs for all tests offered by the Company. Our Tampa, Florida facility is a read-only laboratory and therefore, CAP accreditation is not necessary. Proficiency testing programs require the participating laboratories to test specimens that they receive from the testing entity and return the results. The testing entity, conducting an approved program, analyzes the results returned and provides to the Company a quality control report assessing the results. An important component of a quality assurance program is to establish whether the laboratory’s test results are accurate and valid.

The federal and state certification and licensure programs establish standards for the operation of clinical laboratories, including, but not limited to, qualifications of personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal and state regulatory agencies and accrediting organizations. The Company has a Quality Assurance team, which is comprised of representatives of all departments of the Company, conducts routine internal surveys and requires corrective action reports in response to the findings.

Quality of Care

Our mission is to improve patient care through quality cancer genetic diagnostic services. By delivering exceptional service and innovative solutions, we aspire to become America’s premier cancer testing laboratory. The quality of care provided to clients and their patients is of paramount importance to us. We maintain quality control processes, including standard operating procedures, controls, performance measurement and reporting mechanisms. Our employees are committed to providing accurate, reliable, and consistent services at all times. Any concerns regarding the quality of testing or services provided by the Company are immediately communicated to NeoGenomics Medical Team, Company management and, if necessary, the Manager for Quality Systems, the Compliance Department or Human Resources Department.

Compliance Program

The health care industry is highly regulated and scrutinized with respect to fraud, abusive billing practices, and improper financial relationships between health care companies and their referral sources. The Office of the Inspector General of HHS (the “OIG”) has published compliance guidance, including the Compliance Program Guidance for Clinical Laboratories in August of 1998, and advisory opinions. The Company has implemented a Compliance Program which is overseen by the Board of Directors. Its objective is to ensure compliance with the myriad federal and state laws, regulations and governmental guidance applicable to our business. Our program consists of training/education of employees and monitoring and auditing Company practices. The Board of Directors has formed a Compliance Committee of the Board which meets regularly to discuss all compliance-related issues that may affect the Company. The Company continuously reviews its policies and procedures as new regulations and interpretations come to light to comply with applicable regulations. The Director of Compliance reports directly to the Compliance Committee.

Hotline

As part of its Compliance Program, the Company provides a hotline for employees who wish to anonymously or confidentially report suspected violations of our codes of conduct, policies/procedures, or laws and regulations. Employees are strongly encouraged to report any suspected violation if they do not feel the problem can be appropriately addressed through the normal chain of command. The hotline does not replace other resources available to Employees, including supervisors, managers and human resources staff, but is an alternate channel available 24 hours a day, 365 days a year. The hotline forwards all reports to the Director of Compliance who is responsible for investigating, reporting to the Compliance Committee, and documenting the disposition of each report. The hotline forwards any calls pertaining to the financial statements or financial issues to the Chair of the Audit Committee. The Company does not allow any retaliation against an employee who reports a compliance related issue.

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

Medicare Payment Guidelines

The Company has various billing arrangements with its clients and with third party payers, including the Medicare program. The Company may perform the entire test and render a professional interpretation in which case the Company would bill globally, for both the technical and professional components, either directly to the payer or to the client. Alternatively, the Company may perform the technical component of the test only and either bill the payer directly or bill the client. Client billing arrangements are priced competitively at fair market value. These client billing arrangements may implicate the prohibition of the Medicare program against charging the Medicare or Medicaid programs fees substantially in excess of the Company’s usual and customary charges. These billing arrangements may also implicate the federal Stark Law and the federal and state anti-kickback statutes.

Federal law authorizes the Secretary of HHS to suspend or exclude providers from participation in the Medicare and Medicaid programs if they charge Medicare or state Medicaid programs fees “substantially in excess” of their “usual charges.” The OIG has stated in commentary to various final and proposed regulations its position that this statute has limited applicability to the current Medicare reimbursement system which either mandates prospective payment or provides for services to be reimbursed based on a fee schedule. The OIG indicated, in the Federal Register of September 2, 1998, that it would expect the statutory authority to exclude providers based on a determination that their fees were substantially in excess of their usual charges would “have declining relevance within the Medicare reimbursement system.” However, in the Federal Register of September 15, 2003, the OIG requested, in a Notice of Proposed Rule-Making, comments as to whether any services reimbursed under the physician fee schedule should be subject to these regulations. The OIG further stated that “we note that ancillary services, such as laboratory tests and drugs, would remain subject to these regulations, even when furnished by physicians” [F.R., Vol. 68, No. 178, September 15, 2003 at 53940].

In several Advisory Opinions, the OIG has provided additional guidance regarding the possible application of this law, as well as the applicability of the anti-kickback laws to pricing arrangements. The OIG concluded in an Advisory Opinion issued in 1999 [OIG Advisory Opinion No. 99-13] that an arrangement under which a laboratory offered substantial discounts to physicians for laboratory tests billed directly to the physicians could potentially trigger the “substantially in excess” provision and might violate the anti-kickback law, because the discounts could be viewed as being provided to the physician in exchange for the physician’s referral to the laboratory of non-discounted Medicare business, unless the discounts could otherwise be justified.

The Centers for Medicare and Medicaid Services promulgated, in 2009, a revision to the regulation that prohibits the mark up of purchased diagnostic services [42 C.F.R. §414.50] (the “Anti-Markup Rule”). The Anti-Markup Rule prohibits a physician or other supplier from marking up the price paid for the technical or professional component of a diagnostic test that was ordered by the billing physician or supplier and which was performed by a physician who does not share a practice with the billing physician or supplier. The billing physician is prohibited from billing the Medicare program an amount greater than the lesser of: (i) the performing supplier’s net charge to the billing physician; (ii) the billing physician’s actual charge; or (iii) the fee schedule amount for the test that would be allowed if the performing supplier billed directly.

In light of the various federal regulations and guidance from the OIG, the Company endeavors to price its products competitively while endeavoring to meet applicable statutes and regulations.

Physician Self-Referral Laws

The federal law referred to as the “Stark Law”, named after Rep. Fortney “Pete” Stark, prohibits physicians who have a financial relationship with an entity from referring Medicare and Medicaid patients to that entity for the provision of designated health services unless the transaction meets an exception to the law. The Company is subject to the Stark law in that laboratory services are classified as a designated health service. The prohibited financial relationships include investment and compensation arrangements.

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

The Stark Law is a per se statute in that intent to violate the statute, unlike the Anti-Kickback Statute, is immaterial. A violation of the Stark Law renders any reimbursements improper and requires the provider to forfeit any funds received in violation of the Stark Law. In addition a violation of the Stark Law exposes the parties to civil and criminal penalties. The Company endeavors to structure its financial relationships in compliance with the Stark Law and with similar state physician self-referral laws.

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

Confidentiality and Security of Personal Health Information

The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) contains provisions that protect individually identifiable health information from unauthorized use or disclosure by covered entities and their business associates. The Office for Civil Rights of HHS, the agency responsible for enforcing HIPAA, has published regulations to address the privacy (the “Privacy Rule”) and security (the “Security Rule”) of protected health information (“PHI”). The Company is a covered entity and has adopted policies and procedures to comply with the Privacy Rule and the Security Rule. The health care facilities and providers that refer specimens to the Company are also bound by HIPAA.

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

The American Recovery and Reinvestment Act (“ARRA”) recently enacted the HITECH Act which extends the scope of HIPAA to permit enforcement against business associates for a violation, establishes new requirements to notify the Office for Civil Rights of HHS of a breach of HIPAA, and allows the Attorneys General of the states to bring actions to enforce violations of HIPAA. Rules implementing various aspects of HIPAA are continuing to be developed.

In addition to the HIPAA Privacy Rule and Security Rule described above, the Company is subject to state laws regarding the handling and disclosure of patient records and patient health information. These laws vary widely. Penalties for violation include sanctions against a laboratory’s licensure as well as civil or criminal penalties. Additionally, private individuals may have a right of action against the Company for a violation of a state’s privacy laws. We believe we are in material compliance with current state laws regarding the confidentiality of health information and will continue to monitor and comply with new or changing state laws.

The Fair and Accurate Credit Transactions Act of 2003, enacted on Dec. 4, 2003, directed the Federal Trade Commission to implement regulations to protect consumers against identity theft. The Federal Trade Commission issued what are referred to as the “Red Flag Rules”, but the effective date for enforcement has been delayed several times. The Red Flag Rules are now subject to enforcement as of January 1, 2011. The Red Flag Program Clarification Act of 2010 (“RFPCA”) gave some relief to health care providers by changing the definition of “creditor”, thereby narrowing the application to health care providers who do not otherwise obtain or use consumer reports or furnish information to consumer reporting agencies in connection with a credit transaction. Health care providers who act as a “creditor” to any of its patients with respect to a “covered account” are required to implement an identity theft protection program to safeguard patient information. A creditor includes any entity that regularly in the course of business obtains or uses consumer reports in connection with credit transactions, furnishes information to a consumer reporting agency in connection with a credit transaction, or advances funds to or on behalf of a person based on the person’s obligation to repay the funds or repayable from specific property pledged by or on behalf of the person. But, a creditor, as defined in the RFPCA, that advances funds on behalf of a person for expenses incidental to a services provided by the creditor to that person is not subject to the Red Flag Rules. The Company has developed a written program designed to identify and detect the relevant warning signs – or “red flags” – of identity theft and establish appropriate responses to prevent and mitigate identity theft in order to comply with the Red Flag Rules. We are also developing a plan to update the program, and the program will be managed by senior management staff under the policy direction of our Board of Directors. The Company intends to take such steps as necessary to determine the extent to which the Red Flag Rules apply to it and to take such steps as necessary to comply.

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

We May Not Be Able To Implement Our Business Strategies Which Could Impair Our Ability To Continue Operations

Implementation of our business strategies will depend in large part on our ability to (i) attract and maintain a significant number of clients; (ii) effectively provide acceptable products and services to our clients; (iii) develop and license new products and technologies; (iv) obtain adequate financing on favorable terms to fund our business strategies; (v) maintain appropriate procedures, policies, and systems; (vi) hire, train, and retain skilled employees and management; (vii) continue to operate with increasing competition in the medical laboratory industry; (viii) establish, develop and maintain name recognition; and (ix) establish and maintain beneficial relationships with third-party insurance providers and other third party payers. Our inability to obtain or maintain any or all these factors could impair our ability to implement our business strategies successfully, which could have material adverse effects on our results of operations and financial condition.

We May Be Unsuccessful In Managing Our Growth Which Could Prevent The Company From Operating Profitably

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

We May Experience Discontinuation Or Recalls Of Existing Testing Products Or Failures To Develop, Or Acquire, Licenses For New Or Improved Testing Technologies.

From time to time, manufacturers discontinue or recall reagents, test kits or instruments used by the Company to perform laboratory testing. Such discontinuations or recalls could adversely affect the Company’s costs, testing volume and revenue.

Our industry is subject to changing technology and new product introductions. The Company’s success will depend, in part, on its ability to develop, acquire or license new and improved technologies on favorable terms and to obtain appropriate coverage and reimbursement for these technologies. The Company may not be able to negotiate acceptable licensing arrangements and it cannot be certain that such arrangements will yield commercially successful diagnostic tests. If the Company is unable to license these testing methods at competitive rates, its research and development costs may increase as a result. In addition, if the Company is unable to license new or improved technologies to expand its testing operations, its testing methods may become outdated when compared with the Company’s competition and testing volume and revenue may be materially and adversely affected.

We May Incur Greater Costs Than Anticipated, Which Could Result In Sustained Losses

We use reasonable efforts to assess and predict the expenses necessary to pursue our business strategies. However, implementing our business strategies may require more employees, capital equipment, supplies or other expenditure items than management has predicted. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than we estimate, which could result in ongoing and sustained losses.

We Rely On A Limited Number Of Third Parties For Manufacture And Supply Of Certain Of Our Critical Laboratory Instruments And Materials, And We May Not Be Able To Find Replacement Suppliers Or Manufacturers In A Timely Manner In The Event Of Any Disruption, Which Could Adversely Affect Our Business.

We rely on third parties for the manufacture and supply of some of our critical laboratory instruments, equipment and materials that we need to perform our specialized diagnostic services, and rely on a limited number of suppliers for certain laboratory materials and some of the laboratory equipment with which we perform our diagnostic services. Generally, we do not have long-term contracts with our suppliers and manufacturers that commit them to supply equipment and materials to us. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the ability of our suppliers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing. If any of our third party suppliers or manufacturers were to become unwilling or unable to provide this equipment or these materials in required quantities or on our required timelines, we would need to identify and acquire acceptable replacement sources on a timely basis. While we have developed alternate sourcing strategies for most of the equipment and materials we use, we cannot be certain that these strategies will be effective and even if we were to identify other suppliers and manufacturers for the equipment and materials we need to perform our specialized diagnostic services, there can be no assurance that we will be able to enter into agreements with such suppliers and manufacturers or otherwise obtain such items on a timely basis or on acceptable terms, if at all. In addition, some of the reagents we use to perform certain FISH tests are covered by patents and thus are only available from one supplier. If we encounter delays or difficulties in securing necessary laboratory equipment or materials, including consumables, we would face an interruption in our ability to perform our specialized diagnostic services and experience other disruptions that would adversely affect our business, results of operations and financial condition.

We May Face Fluctuations In Results Of Operations Which Could Negatively Affect Our Business Operations And We Are Subject To Seasonality In Our Business

As a result of the relatively limited information available on our competitors, we may not have sufficient internal or industry-based historical financial data upon which to calculate anticipated operating expenses. Management expects that our results of operations may also fluctuate significantly in the future as a result of a variety of factors, including, but not limited to: (i) the continued rate of growth, usage and acceptance of our products and services; (ii) demand for our products and services; (iii) the introduction and acceptance of new or enhanced products or services by us or by competitors; (iv) our ability to anticipate and effectively adapt to developing markets and to rapidly changing technologies; (v) our ability to attract, retain and motivate qualified personnel; (vi) the initiation, renewal or expiration of significant contracts with our major clients; (vii) pricing changes by us, our suppliers or our competitors; (viii) seasonality; and (ix) general economic conditions and other factors. Accordingly, future sales and operating results are difficult to forecast. Our expenses are based in part on our expectations as to future revenues and to a significant extent are relatively fixed, at least in the short-term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to our expectations would have an immediate adverse impact on our business, results of operations and financial condition. In addition, we may determine from time to time to make certain pricing or marketing decisions or acquisitions that could have a short-term material adverse affect on our business, results of operations and financial condition and may not result in the long-term benefits intended. Furthermore, in Florida, currently our primary referral market for lab testing services, a meaningful percentage of the population, returns to homes in the Northern U.S. to avoid the hot summer months. This combined with the usual summer vacation schedules of our clients usually results in seasonality in our business. Because of all of the foregoing factors, our operating results could be less than the expectations of investors in future periods.

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

The market for genetic and molecular testing services is characterized by rapid scientific developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. For example, new tests developed by our competitors may prove superior and replace our existing tests. Our future success will depend in significant part on our ability to continually improve our offerings in response to both evolving demands of the marketplace and competitive service offerings, and we may be unsuccessful in doing so.

The Market For Our Services Is Highly Competitive, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

The market for genetic and molecular testing services is highly competitive and competition is expected to continue to increase. We compete with other commercial medical laboratories in addition to the in-house laboratories of many major hospitals and physician practices. Many of our existing competitors have significantly greater financial, human, technical and marketing resources than we do. Some physicians and hospitals have made the decision to internalize testing rather than using an outsourced laboratory such as NeoGenomics. One of our suppliers has opened its own laboratory which compete directly against us. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance than our offerings. We may not be able to compete successfully against current and future sources of competition and in such case, this may have a material adverse effect on our business, results of operations and financial condition.

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

We May Fail To Protect Our Facilities, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

The Company’s operations are dependent in part upon its ability to protect its laboratory operations against physical damage from fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have an emergency back-up generator in place at its Nashville, Tennessee or Irvine California laboratory locations that can mitigate to some extent the effects of a prolonged power outage. The occurrence of any of these events could result in interruptions, delays or cessations in service to clients, which could have a material adverse effect on our business, results of operations and financial condition.

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

We Are Dependent On Key Personnel And Need To Hire Additional Qualified Personnel In Order For Our Business To Succeed

Our performance is substantially dependent on the performance of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of our senior management team, which currently is composed of a small number of individuals. The loss of the services of any of our executive officers, our medical staff, our laboratory directors or other key employees could have a material adverse effect on our business, results of operations and our financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and we may not be able to retain our key managerial and technical employees or may not be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon our business, results of operations and financial condition.

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

As of December 31, 2011, we had cash and cash equivalents of approximately $2,628,000, restricted cash of $500,000 and we had approximately $1,100,000 of availability under our credit facility with CapitalSource.

Even if we are able to access the full amount available under our credit facility with CapitalSource, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, there could be a material adverse effect on our long-term business, operating results, financial condition and prospects.

Proposed Government Regulation Of Laboratory Developed Tests (“LDT’s”) May Result In Delays To Launching Certain Laboratory Tests and Increase Our Costs To Implement New Tests

We frequently develop testing procedures to provide diagnostic results to tests that are not available using Federal Drug Administration (“FDA”) approved test kits. The FDA has been considering changes to the way that laboratories are allowed to offer these LDT’s. Currently all such tests are conducted and offering under CLIA and individual state licensing procedures. The FDA is considering requiring FDA approval on a portion of those currently offered non-FDA approved tests, as well as a modified approach that may require some additional oversight short of the full FDA approval process. There are currently no formal definitions, procedures or FDA processes on how such approvals would be handled but there is a risk that this could delay the offering of certain tests and result in additional validation costs and fees. There is also an associated risk for NeoGenomics that some tests currently offered might need to be subject to approval by the FDA.

Healthcare Reform Programs May Impact Our Business And The Pricing We Receive For Our Services.

In March of 2010, health care reform legislation known as the “Patient Protection and Affordable Care Act” was passed into law (the “Affordable Care Act”). The Affordable Care Act contains several provisions that seek to limit Medicare spending in the future. One key provision is the establishment of “Accountable Care Organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts. We cannot predict what the final business models will be, nor can we predict with certainty the future impact on our business. There is the possibility that these organizations will seek to lower reimbursement for the services we provide and some may potentially restrict access to our services. These changes could have an adverse and material impact on our operations. In furtherance of health care reform and the reduction in health care expenditures, the Affordable Care Act contains numerous provisions to be implemented through 2018. There can be no assurance at this time that the implementation of these provisions will not have a material adverse effect on the business of the Company.

Steps Taken By Government Payers, Such As Medicare And Medicaid To Control The Utilization and Reimbursement Of Healthcare Services, Including Esoteric Testing May Diminish Our Net Revenue

We face efforts by government payers to reduce utilization as well as reimbursement for laboratory testing services.

From time to time, Congress has legislated or Clinical Laboratory Fee Schedule formulas adverse to sustainable payment rates, and has reduced, delayed, or modified updates to the Medicare Physician Fee Schedule or Clinical Lab Fee Schedule. The Physician Fee Schedule assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The Physician Fee Schedule is subject to adjustment on an annual basis. The formula used to calculate the fee schedule conversion factor, known as the Sustainable Growth Rate (“SGR”), would have resulted in significant decreases in payment for most physician services for each year since 2003. However, since that time Congress has intervened repeatedly to prevent these payment reductions, and the conversion factor has been increased or frozen for the subsequent year. Decreases in payment will occur in future years unless Congress acts to change the formula used to calculate the fee schedule or continues to legislate modifications to the Sustainable Growth Rate each year. In late 2011, Congress acted to provide a zero update in the physician fee schedule payments in 2011 instead of a payment reduction of approximately 27.4% but only delayed the payment reduction until February 29, 2012. On February 22, 2012 legislation was enacted which further extends the implementation of the SGR reductions until after December 31, 2012. In the event that the SGR reductions in the Medicare Physician Fee Schedule are not further modified prospectively, either by statutory intervention or by modifying the formula to determine the Physician Fee Schedule, the Company could face a material reduction in the Medicare reimbursements it receives for certain of its laboratory tests. Reductions in the Medicare Physician Fee Schedule or the Clinical Laboratory Fee Schedule could have a material adverse effect on our business, operating results, financial condition and prospects.

In addition, certain other legislation which was set to expire on December 31, 2011, then subsequently extended through February 29, 2012, which grandfathered the implementation of new reimbursement procedures for the technical component of Medicare tests performed for certain hospital clients (known as the “TC Grandfather” legislation) was extended through June 30, 2012 to permit a phase out of the policy. As a result, reference labs like the Company that meet the grandfathering criteria can bill Medicare directly for the technical component of certain laboratory tests for grandfathered hospitals. In the event that the TC Grandfather legislation is not further extended after June 30, 2012 the Company will be required to bill the hospitals ordering such services for the technical component of those tests the Company previously billed to Medicare. In such case, there can be no assurance that the hospital clients of the Company will contract to pay for such tests at existing Medicare rates or will continue to order such tests from the Company in the same volumes as they have been historically, which could have a material adverse effect on our business, operating results, financial condition and prospects.

The Center for Medicare Services (“CMS”) adopts policies, from time to time, limiting or excluding coverage for certain of the tests that we perform. Many state governments are under budget pressures and are also considering reductions to their Medicaid fees. Further, Medicare can perform audits for overutilization of billed services. Even though all tests performed by us are ordered by our clients, who establish the medical necessity for the tests, we may be subject to recoupment of payments, as the recipient of Medicare payments for such tests, in the event that CMS determines that the tests failed to meet all applicable criteria for payment. When CMS revises its coverage policies, our costs generally increase due to the complexity and additional administrative requirements. Furthermore, Medicaid reimbursement and regulations vary by state, and we are subject to varying administrative and billing regulations, which affect the complexity of servicing such programs and our administrative costs.

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

Our Net Revenue Will Be Diminished If Payers Do Not Adequately Cover Or Reimburse Our Services

There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the U.S. may continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new applications or services. Third party payers, including governmental payers such as Medicare and private payers, are scrutinizing new medical products and services and may not cover or may limit coverage and the level of reimbursement for our services. Third party insurance coverage may not be available to patients for any of our existing tests or for tests we discover and develop. In addition, a substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payers. Any pricing pressure exerted by these third party payers on our clients may, in turn, be exerted by our clients on us. If government and other third party payers do not provide adequate coverage and reimbursement for our tests, our operating results, cash flows or financial condition may decline.

Third Party Billing Is Extremely Complicated And Results In Significant Additional Costs To Us

Billing for laboratory services is extremely complicated. The customer refers the tests; the payer is the party that pays for the tests, and the two are not usually the same. Depending on the billing arrangement and applicable law, we need to bill various payers, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, hospitals and other laboratories, all of which have different billing requirements. Additionally, our billing relationships require us to undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Insurance companies also impose routine external audits to evaluate payments made, which adds further complexity to the billing process.

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

As discussed in the Government Regulation section of our business description, we are subject to extensive state and federal regulatory oversight. Our laboratory locations may not pass inspections conducted to ensure compliance with CLIA or with any other applicable licensure or certification laws. The sanctions for failure to comply with CLIA or state licensure requirements might include the inability to perform services for compensation or the suspension, revocation or limitation of the laboratory location’s CLIA certificate or state license, as well as civil and/or criminal penalties. In addition, any new legislation or regulation or the application of existing laws and regulations in ways that we have not anticipated could have a material adverse effect on the Company’s business, results of operations and financial condition. Existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical and anatomic laboratories, and their referral sources, including physicians, hospitals and other laboratories. Certain provisions of these laws, known as the “anti-kickback law” and the “Stark Laws”, contain extremely broad proscriptions. Violation of these laws may result in criminal penalties, exclusion from Medicare and Medicaid, and significant civil monetary penalties. We seek to structure our arrangements with physicians and other clients to be in compliance with the anti-kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel. However, we are unable to predict how these laws will be applied in the future and the arrangements into which we enter may become subject to scrutiny thereunder. Furthermore, HIPAA, and other state privacy laws contain provisions that affect the handling of claims and other patient information that are, or have been, transmitted electronically and regulate the general disclosure of patient records and protected health information. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to healthcare providers, which include physicians and clinical laboratories. Although we believe we have complied with the Standards, Security and Privacy rules under HIPAA and state privacy laws, an audit of our procedures and systems could find deficiencies. Such deficiencies, if found, could have a material adverse effect on the Company’s business, results of operations and financial condition and subject us to liability.

A Failure To Comply With Governmental Payer Regulations Could Result In Our Being Excluded From Participation In Medicare, Medicaid Or Other Governmental Payer Programs, Which Would Decrease Our Revenues And Adversely Affect Our Results Of Operations And Financial Condition

Tests which are reimbursable from Medicare and Medicaid accounted for approximately 43% and 46% of our revenues for the years ended December 31, 2011 and 2010, respectively. The Medicare program imposes extensive and detailed requirements on diagnostic service providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payer rules could result in our inability to participate in a governmental payer program, an obligation to repay funds already paid to us for services performed, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payer program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

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

Failure To Comply With The HIPAA Security And Privacy Regulations May Increase Our Operational Costs

The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of Protected Health Information (“PHI”) by health plans and healthcare providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including, for example, the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, a patient’s right to access, amend and receive an accounting of certain disclosures of PHI; the content of notices of privacy practices for PHI, and administrative, technical and physical safeguards required of entities that use or receive PHI electronically. We have implemented policies and procedures related to compliance with the HIPAA privacy and security regulations, as required by law. The privacy regulations establish a uniform federal standard and do not supersede state laws that may be more stringent. Therefore, we are required to comply with both federal privacy regulations and varying state privacy laws. The federal privacy regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant civil fines, criminal penalties, and other sanctions for wrongful use or disclosure of PHI. Although the HIPAA statute and regulations do not expressly provide for a private right of action for damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information. Additionally, the recent amendments to HIPAA provide that the state Attorneys General may bring an action against a covered entity for a violation of HIPAA.

Changes In Regulations, Payer Policies Or Contracting Arrangements With Payers Or Changes In Other Laws, Regulations Or Policies May Adversely Affect Coverage Or Reimbursement For Our Specialized Diagnostic Services, Which May Decrease Our Revenues And Adversely Affect Our Results Of Operations And Financial Condition

Governmental payers, as well as private insurers and private payers, have implemented and will continue to implement measures to control the cost, utilization and delivery of healthcare services, including clinical laboratory and pathology services. Congress has considered, from time to time and has implemented changes to laws and regulations governing healthcare service providers, including specialized diagnostic service providers. These changes have adversely affected and may in the future adversely affect coverage for our services. We also believe that healthcare professionals will not use our services if third party payers do not provide adequate coverage and reimbursement for them. These changes in federal, state, local and third party payer regulations or policies may decrease our revenues and adversely affect our results of operations and financial condition. We will continue to be a non-contracting provider until such time as we enter into contracts with third party payers with whom we are not currently contracted. Because a portion of our revenues is from third-party payers with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may adversely affect our results of operations, our credibility with financial analysts and investors, and our stock price.

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

We Must Hire And Retain Qualified Sales Representatives To Grow Our Sales

Our ability to retain existing clients for our specialized diagnostic services and attract new clients is dependent upon retaining existing sales representatives and hiring and training new sales representatives, which is an expensive and time-consuming process. We face intense competition for qualified sales personnel and our inability to hire or retain an adequate number of sales representatives could limit our ability to maintain or expand our business and increase sales. Even if we are able to increase our sales force, our new sales personnel may not commit the necessary resources or provide sufficient high quality service and attention to effectively market and sell our services. If we are unable to maintain and expand our marketing and sales networks or if our sales personnel do not perform to our standards, we may be unable to maintain or grow our existing business and our results of operations and financial condition will likely suffer accordingly. If a sales representative ceases employment, we risk the loss of client goodwill based on the impairment of relationships developed between the sales representative and the healthcare professionals for whom the sales representative was responsible. This is particularly a risk if the representative goes to work for a competitor, as the healthcare professionals that are our clients may choose to use a competitor’s services based on their relationship with our former sales representative.

Performance Issues, Service Interruptions Or Price Increases By Our Shipping Carrier Could Adversely Affect Our Business, Results Of Operations And Financial Condition, And Harm Our Reputation And Ability To Provide Our Specialized Diagnostic Services On A Timely Basis

Expedited, reliable shipping is essential to our operations. One of our marketing strategies entails highlighting the reliability of our point-to-point transport of patient samples. We rely heavily on a single carrier, FedEx Corporation for reliable and secure point-to-point transport of patient samples to our laboratory and enhanced tracking of these patient samples. Should FedEx encounter delivery performance issues such as loss, damage or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions by delivery services we use would adversely affect our ability to receive and process patient samples on a timely basis. If FedEx or we were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient samples. There are only a few other providers of such nationwide transport services, and there can be no assurance that we will be able to enter into arrangements with such other providers on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our specialized diagnostic services. Even if we were to enter into an arrangement with such provider, there can be no assurance that they will provide the same level of quality in transport services currently provided to us by FedEx. If the new provider does not provide the required quality and reliable transport services, it could adversely affect our business, reputation, results of operations and financial condition.

We Use Biological And Hazardous Materials That Require Considerable Expertise And Expense For Handling, Storage Or Disposal And May Result In Claims Against Us

We work with hazardous materials, including chemicals, biological agents and compounds, blood samples and other human tissue that could be dangerous to human health and safety or the environment. Our operations also produce hazardous and biohazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair business efforts. If we do not comply with applicable regulations, we may be subject to fines and penalties. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Our general liability insurance and/or workers’ compensation insurance policy may not cover damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our operations could be suspended or otherwise adversely affected.

Our Ability To Comply With The Financial Covenants In Our Credit Agreements Depends Primarily On Our Ability To Generate Substantial Operating Cash Flow

Our ability to comply with the financial covenants under our credit agreement with CapitalSource will depend primarily on our success in generating substantial operating cash flow. Our credit agreement contains numerous financial and other restrictive covenants, including restrictions on purchasing and selling assets, paying dividends to our shareholders, and incurring additional indebtedness. Our failure to meet these covenants could result in a default and acceleration of repayment of the indebtedness under our credit facility. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. In such event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes all of our entire accounts receivable, to the extent permitted by our credit agreements and applicable law.

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

We Are Subject To A Shareholders’ Agreement That Governs The Election Of Certain Members Of Our Board Of Directors

The Company and certain stockholders of the Company are parties to a Shareholders’ Agreement that, among other provisions, gives Aspen Select Healthcare, LP (“Aspen”), our largest shareholder, the right to elect three out of the eight directors authorized for our Board and to nominate one mutually acceptable independent director. In addition, Michael Dent and the executive management of the Company have the right to elect one director for our Board Directors until the earlier of (i) Dr. Dent’s resignation as an officer or director of the Company or (ii) the sale by Dr. Dent of 50% or more of the number of shares of our common stock that he held on March 21, 2005. Accordingly, it is anticipated that Aspen and other parties to the Shareholders’ Agreement will continue to have the ability to effectively elect a number of the members of our Board of Directors.

No Foreseeable Dividends

We do not anticipate paying dividends on our common stock in the foreseeable future. Rather, we plan to retain earnings, if any, for the operation and expansion of our business.

There May Not Be A Viable Public Market For Our Common Stock

We cannot predict the extent to which investor interest in our Company will sustain an active trading market for our common stock on the OTCQB Market or any other stock market on which we may be listed or how liquid any such market might remain. If an active public market is not sustained, it may be difficult for our stockholders to sell their shares of common stock at a price that is attractive to them, or at all.

We May Become Involved In Securities Class Action Litigation That Could Divert Management’s Attention And Harm Our Business

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of diagnostic companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because clinical laboratory service companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

If Any Securities Analyst Downgrades Our Common Stock Or Our Sector, The Price Of Our Common Stock Could Be Negatively Affected

Securities analysts may publish reports about us or our industry containing information about us that may affect the trading price of our common stock. If a securities or industry analyst downgrades the outlook for our common stock or one of our competitors’ stocks or chooses to terminate coverage of our common stock, the trading price of our common stock may be negatively affected.

If Penny Stock Regulations Impose Restrictions On The Marketability Of Our Common Stock, The Ability Of Our Stockholders To Sell Shares Of Our Stock Could Be Impaired

The SEC has adopted regulations that generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Exceptions include equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Our common stock is currently trading at under $5.00 per share. Although we currently meet all of the exceptions, if at a later time we fail to meet one of the exceptions, our common stock will be considered a penny stock. Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements, among others, may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We operate a regional network of laboratories. All our facilities are leased and we believe that they are sufficient to meet our needs at existing volume levels and that, if needed, additional space will be available at a reasonable cost. The following table summarizes our facilities by location:

Location	Purpose	Square footage
Fort Myers, Florida	Corporate headquarters and laboratory	29,700
Irvine, California	Laboratory	14,800
Nashville, Tennessee	Laboratory	5,400
Tampa, Florida	Laboratory	3,439

The Company has signed a lease for a new location for our Irvine, California facility which we will begin to occupy in May 1, 2012 upon expiration of our existing lease. The facility is 17,666 square feet.

In January 2012 the Company also leased an additional 2,341 square feet of space adjacent to our current Tampa, Florida facility.

Our rapid growth may require securing additional space in 2012 and 2013.

ITEM 3.	LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceeding in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB Market under the symbol “NGNM”. Set forth below is a table summarizing the high and low bid quotations for our common stock during the last two fiscal years.

QUARTER	HIGH BID	LOW BID
4th Quarter 2011	$1.84	$0.96
3rd Quarter 2011	$1.50	$1.05
2nd Quarter 2011	$1.51	$1.15
1st Quarter 2011	$1.67	$1.12
4th Quarter 2010	$1.30	$0.95
3rd Quarter 2010	$1.29	$0.95
2nd Quarter 2010	$1.48	$1.15
1st Quarter 2010	$1.65	$1.15

The above table is based on over-the-counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions. All historical data was obtained from the www.OTCBB.com web site.

Holders of Common Stock

As of March 8, 2012, there were 566 stockholders of record of our common stock, although there are more beneficial owners.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth and therefore we do not anticipate paying any cash dividends in the foreseeable future. In addition, certain financing agreements entered into by the Company may limit our ability to pay dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans (a)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”)	4,429,170	$0.88	944,896	(e)
Employee Stock Purchase Plan (“ESPP”)	—	N/A	55,711
Equity compensation plans not approved by security holders (b), (c), (d)	1,425,000	$1.13	—

Total	5,854,170	$0.93	1,102,175

(a)	As of December 31, 2011.

(b)	Includes an outstanding option to purchase 350,000 shares of common stock granted to Robert P. Gasparini, our Chief Scientific Officer, outside the Company’s Equity Incentive Plan on March 12, 2008. The options have an exercise price of $0.80 per share and vests based on the achievement of certain performance milestones. In the event of a change of control of the Company, all unvested portions of the option will vest in full. Unless sooner terminated pursuant to the terms of the stock option agreement, the option will terminate on March 12, 2015.
(c)	Includes outstanding warrants to purchase 625,000 shares of common stock at an exercise price of $1.05 per share granted to Douglas M. VanOort on March 16, 2009. The warrants vest based on the achievement of certain performance milestones. In the event of a change of control of the Company with a share price in excess of $4.00 per share, all unvested warrants will vest immediately. Unless sooner terminated pursuant to the terms of the warrant agreement, the warrants will terminate on March 15, 2014.
(d)	Includes outstanding warrants to purchase 450,000 shares of common stock at an exercise price of $1.50 per share granted to Steven C. Jones on May 3, 2010. These warrants vest based on the passage of time and based on the achievement of certain milestones. In the event of a change of control of the Company all unvested warrants will vest immediately. Unless sooner terminated pursuant to the terms of the warrant agreement, the warrants will terminate on May 3, 2017.
(e)	The Company’s Equity Incentive Plan was amended and restated on March 3, 2009, and subsequently approved by shareholders holding a majority of the shares outstanding, to allow for the issuance of an aggregate of up to 6,500,000 shares under the plan.

Currently, the Company’s Equity Incentive Plan, as amended and restated on October 31, 2006 and again amended and restated on March 3, 2009, and the Company’s ESPP, dated October 31, 2006, are the only equity compensation plans in effect.

Recent Sales of Unregistered Securities

No sales of unregistered securities were made during the quarter ended December 31, 2011. The Company has previously reported in certain Quarterly Reports on Form 10-Q and Current Reports on Form 8-K other sales of unregistered securities during the year ended December 31, 2011.

Item 6.	Selected Financial Data

We are a “smaller reporting company” as defined by Regulations S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with its subsidiary as “NeoGenomics”, “we”, “us”, “our” or the “Company” in this Form 10-K) is the registrant for SEC reporting purposes. Our common stock is listed on the OTCQB Market under the symbol “NGNM.”

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

Overview

We operate a network of cancer-focused testing laboratories whose mission is to improve patient care through exceptional genetic and molecular testing services. Our vision is to become America’s premier cancer testing laboratory by delivering uncompromising quality, exceptional service and innovative products and solutions. The Company has laboratory locations in Ft. Myers and Tampa, Florida; Irvine, California; and Nashville, Tennessee, and currently offers the following types of testing services:

a)	Cytogenetics testing - the study of normal and abnormal chromosomes and their relationship to disease. Cytogenetic studies are often utilized to assist in refining treatment options for hematopoietic cancers such as leukemia and lymphoma;

b)	Fluorescence In-Situ Hybridization (“FISH”) testing - a branch of cancer genetics that focuses on detecting and locating the presence or absence of specific DNA sequences and genes on chromosomes;

c)	Flow cytometry testing - a rapid way to measure the characteristics of cell populations. Cells from peripheral blood, bone marrow aspirate, lymph nodes, and other areas are labeled with selective fluorescent antibodies and quantified according to their surface antigens. These fluorescent antibodies bind to specific cell surface antigens and are used to identify malignant cell populations. Flow cytometry is typically performed in conjunction with morphology testing which looks at smears on glass slides for abnormal cell populations;

d)	Immunohistochemistry (“IHC”) testing - the process of identifying cell proteins in a tissue section utilizing the principle of antibodies binding specifically to antigens. Specific surface cytoplasmic or nuclear markers are characteristic of cellular events such as proliferation or cell death (apoptosis). IHC is also widely used to understand the distribution and localization of differentially expressed proteins; and

e)	Molecular testing - a rapidly emerging cancer diagnostic tool focusing on the analysis of DNA and RNA, as well as the structure and function of genes at a molecular level. Molecular testing employs multiple technologies including point mutation analysis, sequencing analysis, DNA fragment length analysis, and real-time polymerase chain reaction (“RT-PCR”) RNA analysis.

All of these testing services are widely utilized to inform the diagnosis and prognosis of various types and subtypes of cancer and to help predict a patient’s potential response to specific therapies. NeoGenomics offers testing services on both a “tech-only” basis, where NeoGenomics performs the technical component of the testing (specimen set-up, staining, imaging, sorting and categorization of cells, chromosomes, genes or DNA) and the client physician performs the related professional interpretation component (analyzing the laboratory data, developing the diagnosis or prognosis as well as preparing and writing the final report), as well as on a full service or “global” basis where NeoGenomics performs both the technical component and the professional interpretation component.

Operating Segment

We have one reportable operating segment that delivers testing services to hospitals, pathologists, oncologists, other clinicians and researchers. Also, at December 31, 2011, all of our services were provided within the United States and all of our assets were in the United States.

Market Opportunity

The medical testing laboratory market can be broken down into three primary segments:

•	Clinical Pathology testing,

•	Anatomic Pathology testing, and

•	Genetic and Molecular testing.

Clinical Pathology testing covers high volume, highly automated, lower complexity tests on easily procured specimens such as blood and urine. Clinical lab tests often involve testing of a less urgent nature, for example, cholesterol testing and testing associated with routine physical exams.

Anatomic Pathology testing involves evaluation of tissue, as in surgical pathology, or cells as in cytopathology. The most widely performed Anatomic Pathology procedures include the preparation and interpretation of pap smears, skin biopsies, and tissue biopsies.

Genetic and molecular testing typically involves analyzing chromosomes, genes, proteins and/or DNA/RNA sequences for abnormalities. Genetic and molecular testing requires highly specialized equipment and credentialed individuals (typically M.D. or Ph.D. level) to certify results and typically yields the highest reimbursement levels of the three market segments.

The field of cancer genetics is evolving rapidly and new tests are being developed at an accelerated pace. Based on medical and scientific discoveries over the last 10 years, cancer testing falls into one of three categories: diagnostic testing, prognostic testing and predictive testing. Of the three, the fastest growing area is predictive testing, which is utilized by clinicians to predict a patient’s response to the various treatment options in order to deliver “personalized medicine” that is optimized to that patient’s particular circumstances.

We estimate that the United States market for genetic and molecular testing is divided among approximately 360 laboratories. Approximately two thirds of these laboratories are attached to academic institutions and primarily provide clinical services to their affiliated university hospitals and associated physicians. We believe that the remaining one third of the market is quite fragmented and that less than 20 laboratories market their services nationally. We estimate that the top 20 laboratories account for approximately 50% of market revenues for genetic and molecular testing.

We believe that the key factors influencing the rapid market growth for cancer testing include: (i) cancer is primarily a disease of the elderly - one in four senior citizens is likely to develop some form of cancer during the rest of their lifetime once they turn sixty, and now that the baby boomer generation has started to reach this age range, the incidence rates of cancer are rising; (ii) every year more and more genes and genomic pathways are implicated in the development and/or clinical course of cancer; and (iii) increasingly, new drugs are being targeted to certain cancer subtypes and pathways which require companion diagnostic testing. Laboratory tests are needed to identify the type and subtype of cancer and the proper treatment regimen for each individual patient in order to deliver “personalized medicine” to the patient. These factors have driven explosive growth in the development of new genetic and molecular tests. We estimate a $10-12 billion total market opportunity for cancer testing in the United States, about $3-5 billion of which is derived from genetic and molecular testing with the remaining portion derived from more traditional anatomic pathology testing services that are complementary to and often ordered with the genetic and molecular testing services we offer.

Our Focus

Our primary focus is to provide high complexity, cancer-related laboratory testing services to hospitals, community-based pathology practices, and clinicians throughout the United States. We currently perform analyses for hematopoietic cancers such as leukemia and lymphoma (blood and lymphoid tumors) and solid tumor cancers such as breast, lung, colon, and bladder cancer. For hematopoietic cancers, we typically analyze bone marrow aspirate and peripheral blood specimens. For solid tumor cancers, we typically analyze formalin fixed, paraffin embedded tissue samples or urine.

The cancer testing services we offer to community-based pathologists are designed to be a natural extension of, and complementary to, the services that they perform within their own practices. We believe our relationship as a non-competitive partner to community-based pathology practices empowers them to expand their breadth of testing and provide a menu of services that matches or exceeds the level of service found in academic centers of excellence around the country. Community-based pathology practices typically order our services on a “tech-only” basis, which allows them to participate in the diagnostic process by performing the professional interpretation services without having to make the investment in laboratory personnel or equipment needed to perform the technical component of the tests.

In areas where we do not provide services to community-based pathology practices, we may directly serve oncology, dermatology, urology and other clinician practices that prefer to have a direct relationship with a laboratory for cancer-related genetic and molecular testing services. We typically service these types of clients with a “global” service offering where we perform both the technical and professional components of the tests ordered. Increasingly, however, larger clinician practices have begun to internalize pathology testing, and our “tech-only” service offering allows these larger clinician practices to also participate in the diagnostic process by performing the professional interpretation services.

Competitive Strengths

Turnaround Times

We strive to provide industry leading turnaround times for test results to our clients nationwide. By providing information to physicians in a rapid manner, they can begin treating their patients as soon as possible. We believe our average 4-5 day turn-around time for our cytogenetics testing services, our average 3-4 day turn-around time for FISH testing services, and our average 1 day turn-around time for flow cytometry testing services are industry-leading benchmarks for national laboratories. Our consistent timeliness of results is a competitive strength and a driver of additional testing requests by our referring physicians. Quick turn-around times allow for the performance of other adjunctive tests within an acceptable diagnosis window in order to augment or confirm results and more fully inform treatment options. We believe that our rapid turnaround times are a key differentiator of NeoGenomics versus other national laboratories, and our clients often cite them as a key factor in their relationship with us.

Medical Team

Our team of medical professionals and Ph.Ds. are specialists in the field of genetics and oncology. Our medical team is led by our Chief Medical Officer, Dr. Maher Albitar, a renowned hematopathologist with extensive experience in molecular and genetic testing. Prior to joining NeoGenomics, Dr. Albitar was Medical Director for Hematopathology and Oncology at the Quest Nichols Institute and Chief R&D Director for Hematopathology and Oncology for Quest Diagnostics. He also served as Section Chief for Leukemia at the University of Texas M. D. Anderson Cancer Center. In addition to Dr. Albitar, we currently employ five full-time M.D.s as our medical directors and pathologists, two Ph.Ds. as our scientific directors and cytogeneticists, and four part-time M.D.s acting as consultants and backup pathologists for case sign out purposes.

Extensive Tech-Only Service Offerings

We launched the first tech-only FISH testing services in the United States in 2006, and we currently have the most extensive menu of tech-only FISH services in the country. Indeed, we believe we are the only national laboratory offering tech-only FISH services for hematopoietic cancers in the U.S. We also offer tech-only flow cytometry and immunohistochemistry testing services. These types of testing services generally allow the professional interpretation component of a test to be billed separately from the technical component. Our NeoFISHTM, NeoFLOWTM and other tech-only service offerings allow properly trained and credentialed community-based pathologists to extend their own practices by performing professional interpretations services, which allows them to better service the needs of their local clientele without the need to invest in the lab equipment and personnel required to perform the technical component of genetic and molecular testing.

Our tech-only services are designed to give pathologists the option to choose, on a case by case basis, whether they want to order just the technical information and images relating to a specific test so they can perform the professional interpretation, or order “global” services and receive a comprehensive test report which includes a NeoGenomics Pathologist’s interpretation of the test results. Our clients appreciate the flexibility to access NeoGenomics’ medical staff for difficult or complex cases or when they are otherwise unavailable to perform professional interpretations. We believe this innovative approach to serving the needs of pathology client’s results in longer term, more committed client relationships that are more akin to strategic partnerships. Our extensive tech-only service offerings have differentiated NeoGenomics and allowed us to compete more effectively against larger, more entrenched competitors in our niche of the industry.

Global Service Offerings

We also offer a full set of global services to meet the needs of those clients who are not credentialed and trained in interpreting genetic tests and who are looking for specialists to interpret the testing results for them. In our global service offerings, our lab performs the technical component of the tests and our M.D.s and Ph.Ds. provide the interpretation services. Our professional staff is also available for post testing consultative services. These clients rely on the expertise of our medical team to give them the answers they need in a timely manner to help inform their diagnoses and treatment decisions. Many of our tech-only clients also rely on our medical team for difficult or challenging cases by ordering our global testing services on a case by case basis. Our Genetic Pathology Solutions (“GPS”) report summarizes all relevant case data from our global services on one summary report. When providing global services, NeoGenomics performs both the technical and professional component of the test, which results in a higher reimbursement level.

Client Education Programs

We believe we have one of the most extensive client education programs in the genetic and molecular testing industry. We train pathologists how to use and interpret genetic testing services so that they can then participate in our tech-only service offerings. Our educational programs include an extensive library of on-demand training modules, online courses, and custom tailored on-site training programs that are designed to prepare clients to utilize our tech-only services. Each year, we also regularly sponsor seminars and webinars on emerging topics of interest in our field. Our medical staff is involved in many aspects of our training programs.

Laboratory Information System (LIS)

We believe we have a state-of-the-art Laboratory Information System (“LIS”) that interconnects our locations and provides flexible reporting solutions to clients. This system allows us to standardize testing and deliver uniform test results and images throughout our network, regardless of the location that any specific portion of a test is performed within our network. This allows us to move specimens and image analysis work between locations to better balance our workload. Our LIS also allows us to offer highly specialized and customizable reporting solutions to our tech-only clients. For instance, our tech-only NeoFISHTM and NeoFLOWTM applications allow our community-based pathologist clients to tailor individual reports to their specifications and incorporate only the images they select and then issue and sign-out such reports from our system with their own logos at the top. Our customized reporting solution even allows our clients to incorporate test results performed on ancillary tests not performed at NeoGenomics into summary report templates. This feature has been well-received by clients. In May 2011, we obtained the source code to our LIS. This has given us greater control and flexibility over the customized functionality we develop and offer to clients and allows us to make improvements in a more timely manner.

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales representatives (“Territory Business Managers”) are organized into three regions (Northeast, Southeast and West). These sales representatives all utilize Salesforce.com to manage their territories, and we have integrated all of the important customer care functionality within our LIS into Salesforce.com so that our Territory Business Managers can stay on top of emerging issues and opportunities within their regions. As of January 31, 2012, we had twenty Territory Business Managers, one Product Specialist, and three Regional Managers.

Client Care

Our Customer Care Specialists (“CCS”) are organized by region into territories that service not only our external clients, but also work very closely with and support our sales team. A client receives personalized assistance when dealing with their dedicated CCS because each CCS understands their clients’ specific needs. When problems or questions do arise, the CCS is responsible for providing answers to the client. CCS’s handle everything from arranging specimen pickup to managing questions that arise during the test process to delivering test results in order to deliver exceptional services to our clients.

Geographic Locations

Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on either the West Coast or the East Coast to service the needs of their customers around the country. We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence. We have four facilities, two large laboratory locations in Fort Myers, Florida and Irvine, California and two smaller laboratory locations in Nashville, Tennessee and Tampa, Florida. We pride ourselves on operating one lab with four locations that can deliver standardized test results. We intend to continue to develop and open new laboratories or expand our current facilities as market situations dictate and business opportunities arise.

Scientific Pipeline

In the past few years our field has experienced a rapid increase in tests that are tied to specific “genomic pathways”. These predictive tests are typically individualized for a small sub-set of patients with a specific subtype of cancer. The therapeutic target in the genomic pathways is typically a small molecule found at the level of the cell surface, within the cytoplasm and/or within the nucleus. These genomic pathways, known as the “Hallmarks of Cancer”, contain a target-rich environment for small-molecule “anti-therapies”. These anti-therapies target specific mutations in the major cancer pathways such as the Proliferation Pathway, the Apoptotic Pathway, the Angiogenic Pathway, the Metastasis Pathway, and the Signaling Pathways and Anti-Signaling Pathways.

As an example, recently the FDA approved a small molecule anti-therapy drug (Xalkori) that targets a mutation in the ALK gene for a small sub-set of patients with Non-Small Cell Lung Cancer (NSCLC). Approximately 50-61% of patients with an ALK gene rearrangement will respond to this therapy. To identify patients eligible for this specific small-molecule therapy, an FDA-approved FISH test that NeoGenomics and certain other laboratories offer, must be performed. This ALK FISH test is considered a companion diagnostic test and it is critical that this test be performed and the patient found to have an ALK mutation before therapy can be administered. Tests such as the ALK FISH test allow our clients to direct individualized treatments to each cancer patient in a timely manner. We are increasingly focused on attempting to develop new predictive tests such as this in our new product development pipeline.

Strategic Licensing Agreement with Health Discovery Corp

In January 2012, we entered into a Master License Agreement (the “License Agreement”) with Health Discovery Corporation (“HDC”), pursuant to which we were granted an exclusive worldwide license to utilize HDC’s extensive intellectual property portfolio to develop and commercialize laboratory developed tests (“LDTs”) and other products relating to hematopoietic and solid tumor cancers. HDC owns intellectual property and know-how, including some 84 issued and pending patents related to support vector machine (“SVM”), recursive feature elimination (“SVM-RFE”), fractal genomic modeling (“FGM”) and other pattern recognition technology as well as certain patents relating to digital image analysis, biomarker discovery, and gene and protein-based diagnostic, prognostic, and predictive testing.

Under the terms of the License Agreement, we may, subject to certain limitations, use, develop, make, have made, modify, sell, and commercially exploit products and services in the fields of laboratory testing, molecular diagnostics, clinical pathology, anatomic pathology and digital image analysis relating to the development, marketing, production or sale of any LDTs or other products used for diagnosing, ruling out, predicting a response to treatment, and/or monitoring treatment of any hematopoietic and solid tumor cancers excluding cancers affecting the retina and breast cancer (collectively, the “Field”).

The License Agreement allows us to develop and sell any gene, gene-product or protein-based LDTs based on HDC’s technology in the Field and provides for sublicensing rights and the assignment of the License Agreement, in whole or in part, in our discretion. The License Agreement further provides us with access to certain HDC personnel and consulting resources in the fields of mathematics and in genetic and molecular test development. The licensed technology also includes, among other things, certain tests, algorithms and computer software which have already been developed by HDC. Initially, we intend to focus on developing prostate, pancreatic, and colon cancer LDTs. In addition, we plan to develop interpretation software that will help to automate the analysis of cytogenetics and flow cytometry tests.

Strategic Supply Agreement with Abbott Molecular

In July 2009, we entered into a Strategic Supply Agreement with Abbott Molecular, Inc., a wholly-owned subsidiary of Abbott Laboratories. Under the terms of this agreement, NeoGenomics has the rights to develop and launch three laboratory developed tests based on intellectual property developed and/or licensed by Abbott. We launched the first of these tests in February 2010, a FISH test for the diagnosis of melanoma (called MelanositeTM), and we are currently working on other potential new FISH assays under the agreement. In conjunction with the Strategic Supply Agreement, Abbott Laboratories, Inc., the parent company of Abbott Molecular, purchased 3.5 million shares of our common stock, which represented an approximately 8.0% stake in NeoGenomics’ outstanding common stock at December 31, 2011.

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

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin Topic 13.A.1 and FASB ASC 605-10-S99-1, and ASC Topic 954, when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including

Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. The Company reports revenues from contracted payers, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. The Company reports revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount estimated to be collected from non-contracted payers is recorded as an allowance to arrive at the reported net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate. The Company records revenues from patient pay tests net of a large discount and as a result initially recognizes minimal revenue on those tests. Therefore we believe that we are already recording revenue in accordance with ASU No. 2011-07: Health Care Entities (Topic 954) — Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The Company regularly reviews its historical collection experience for non-contracted payers and adjusts its expected revenues for current and subsequent periods accordingly. The following is the percentage break-down of net revenue by Payer class:

Payer Class	FY 2011	FY 2010
Government	43%	46%
Commercial Insurance	29%	30%
Client	26%	23%
Patient	1%	1%
Unbilled Revenue	1%	0%

Total	100%	100%

Trade Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivable are reported, net of an allowance for doubtful accounts, which is estimated based on the aging of accounts receivable with each payer category and the historical data on bad debts in these aging categories. In addition, the allowance is adjusted periodically for other relevant factors, including regularly assessing the state of our billing operations in order to identify issues which may impact the collectability of receivables or allowance estimates. Revisions to the allowance are recorded as an adjustment to bad debt expense within general and administrative expenses. After appropriate collection efforts have been exhausted, specific receivables deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the allowance. Total adjustments for incremental revenue from tests in which we underestimated the revenue in previous years from collections we received in the current year are not material to the Company’s results of operations in any period presented. Our estimates of net revenue are subject to change based on the contractual status and payment policies of the third party payers with whom we deal. We regularly refine our estimates in order to make our estimated revenue as accurate as possible based on our most recent collection experience with each third party payer.

The following tables present the dollars and percentage of the Company’s gross accounts receivable from customers outstanding by aging category at December 31, 2011 and 2010:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

December 31, 2011

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$1,016,372	10%	$1,008,912	10%	$296,940	3%	$159,387	2%	$157,500	2%	$2,639,111	27%
Commercial Insurance	920,210	9%	652,010	6%	379,880	4%	272,969	3%	1,582,400	16%	3,807,469	38%
Medicaid	24,510	0%	28,097	0%	32,425	0%	46,792	1%	201,379	2%	333,203	3%
Medicare	1,127,747	11%	242,574	2%	206,050	2%	159,863	2%	783,755	8%	2,519,989	25%
Private Pay	13,760	0%	94,377	1%	114,766	1%	113,719	1%	115,466	1%	452,088	4%
Unbilled Revenue	292,406	3%	—	0%	—	0%	—	0%	—	0%	292,406	3%

Total	$3,395,005	33%	$2,025,970	19%	$1,030,061	10%	$752,730	9%	$2,840,500	29%	$10,044,266	100%

December 31, 2010

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$253,788	4%	$571,918	9%	$284,528	4%	$116,460	2%	$164,895	2%	$1,391,589	21%
Commercial Insurance	560,548	8%	333,348	5%	224,682	3%	222,443	3%	1,242,956	18%	2,583,977	37%
Medicaid	36,926	1%	41,700	1%	21,595	—%	50,922	1%	187,908	3%	339,051	6%
Medicare	710,264	11%	224,610	3%	435,758	7%	99,699	1%	242,739	4%	1,713,070	26%
Private Pay	30,241	0%	81,688	1%	79,206	2%	48,559	1%	154,763	2%	394,367	6%
Unbilled Revenue	272,564	4%	—	0%	—	0%	—	0%	—	0%	272,564	4%

Total	$1,864,331	28%	$1,253,264	19%	$1,045,769	16%	$538,083	8%	$1,993,171	29%	$6,694,608	100%

The following table represents our allowance balances at each balance sheet date presented and that allowance as a percentage of gross accounts receivable:

	December 31,
	2011	2010	Change
Allowance for doubtful accounts	$2,150,000	$1,459,000	$691,000
As a % of gross accounts receivable	21.4%	21.8%

Stock Based Compensation.

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718 Compensation – Stock Compensation. ASC Topic 718 requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the awards’ grant-date fair value.

For stock options, the Company uses a trinomial lattice option-pricing model to estimate the grant-date fair value of stock option awards, and recognizes compensation cost on a straight-line basis over the awards’ requisite service periods. The Company’s periodic expense is adjusted for actual forfeitures.

See Note B – Summary of Significant Accounting Policies - Stock-Based Compensation and Note F – Stock Based Compensation in the Notes to Consolidated Financial Statements for more information regarding the assumptions used in our valuation of stock-based compensation.

Results of Operations for the year ended December 31, 2011 as compared with the year ended December 31, 2010

The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the year ended December 31.
	2011	2010
NET REVENUE	100.0%	100.0%
COST OF REVENUE	55.3%	54.1%

GROSS PROFIT	44.7%	45.9%
OPERATING EXPENSES:
General and administrative	29.6%	32.8%
Sales and marketing	16.0%	21.8%

TOTAL OPERATING EXPENSES	45.6%	54.6%

Other (income) and expense	(0.0)%	(1.1)%
Interest (income) expense, net	1.8%	2.0%

NET INCOME (LOSS)	(2.7)%	(9.6)%

Revenue

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. The Company reports revenues from contracted payers, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. The Company reports revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount estimated to be collected from non-contracted payers is recorded as an allowance to arrive at the reported net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate. The Company records revenues from patient pay tests net of a large discount and as a result initially recognizes minimal revenue on those tests. Therefore we believe that we are already recording revenue in accordance with ASU No. 2011-07: Health Care Entities (Topic 954) — Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The Company regularly reviews its historical collection experience for non-contracted payers and adjusts its expected revenues for current and subsequent periods accordingly.

Our revenue, requisition and test metrics for the year ended December 31, 2011 and 2010 are as follows:

	FY 2011	FY 2010	% Change
Client Requisitions Received (Cases)	49,235	38,443	28.1%
Number of Tests Performed	76,288	57,332	33.1%
Average Number of Tests/Requisition	1.55	1.49	4.0%
Total Testing Revenue	$43,484,000	$34,371,000	26.5%
Average Revenue/Requisition	$883	$894	(1.2)%
Average Revenue/Test	$570	$600	(4.9)%

We experienced 26.5% year-over-year revenue growth to $43.5 million in 2011 from $34.4 million in 2010 as a result of a broad based increase in the number of new clients, including one new client with over 30 locations, and the further penetration of existing clients in 2011. Our average revenue/test decreased by approximately 5% to approximately $570 in 2011 from $600 in 2010 as a result of: a) an approximately 50% decrease in the average reimbursement for bladder cancer FISH testing as a result of Medicare and several insurance carriers reducing reimbursement beginning in January 2011, b) a 1.75% decrease in reimbursement for all Medicare tests covered under the clinical lab fee schedule which affected all our Cytogenetics and Molecular tests and c) the Medicare servicing agent in the Southeast reduced the maximum allowable number of markers reimbursable for flow cytometry testing in late 2010 and the California Medicare servicing agent followed suit in June 2011.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

	For the year ended December 31.			% Change
	2011	2010	Change
Cost of Revenue	$24,056,000	$18,588,000	$5,468,000	29.4%
As a % of revenue	55.3%	54.1%
Cost of Revenue per Test	$315.33	$324.22	$(8.89)	(2.7%)

Overall cost of revenue increased due to the large increase in testing volumes. Cost as a percentage of revenue increased by 1.2 margin points primarily due to the 5% decline in average revenue per test. Average cost per test decreased 2.7% from 2010 to 2011 as a result of improved productivity in our laboratory operations.

As a result of the above gross profit is as follows:

	For the year ended December 31.			% Change
	2011	2010	Change
Gross Profit	$19,428,000	$15,783,000	$3,645,000	23.1%
As a % of revenue	44.7%	45.9%

Revenue, Cost of Revenue and Gross Profit per Test

The following table is a summary of per test data on revenue, cost of sales and gross profit. The decrease in gross margin was driven by the decline in our average revenue per test partially offset by a decline in average cost of revenue per test in the year ended December 31, 2011 versus the comparable period in 2010:

	For the year ended December 31,			% Change
	2011	2010	Change
Revenue per Test	$570.00	$599.51	$(29.51)	(4.9%)
Cost of Revenue per Test	$315.33	$324.22	$(8.89)	(2.7%)

Gross Profit per Test	$254.67	$275.29	$(20.62)	(7.5%)
Gross Margin % per Test	44.7%	45.9%

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the year ended December 31.			% Change
	2011	2010	Change
Sales and marketing	$6,963,000	$7,479,000	$(516,000)	(6.9%)
As a % of revenue	16.0%	21.8%

Sales and marketing expenses decreased approximately 7%, or $0.5 million to $7.0 million for the year ended December 31, 2011 as compared to $7.5 million for the year ended December 31, 2010, primarily as a result of headcount reductions for various territories made during the third and fourth quarter of 2010. At December 31, 2011, we had 41 sales and marketing and customer care personnel compared with 40 at December 31, 2010.

We expect our overall sales and marketing expenses to increase modestly with increased test volumes in 2012. We also anticipate growing our sales-force in 2012.

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

	For the year ended December 31.			% Change
	2011	2010	Change
General and administrative	$12,874,000	$11,267,000	$1,607,000	14.3%
As a % of revenue	29.6%	32.8%

General and administrative expenses increased approximately 14.3%, or $1.6 million to $12.9 million for the year ended December 31, 2011 as compared to $11.3 million for the year ended December 31, 2010. The increase in general and administrative expenses is primarily a result of adding information technology and billing personnel to support the increase in our testing volumes as well as health insurance costs, recruiting expenses to hire new employees across the organization and an increase in corporate performance based bonuses.

Bad debt expense increased by approximately 13.9%, or $300,000 to $2.6 million for the year ended December 31, 2011 as compared to $2.3 million for the year ended December 31, 2010. This increase was primarily a result of the 26.5% increase in revenue partially offset by a decrease in bad debt as a percentage of revenue. Bad debt as a percentage of revenue decreased 0.66% to 5.90% for the year ended December 31, 2011 from 6.56% of revenue for the year ended December 31, 2010. This decline was the result of managed care contracts we entered into during the year and improved performance by our billing department.

We expect our general and administrative expenses to increase as we add personnel, increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; and continue to build our physical infrastructure to support our anticipated growth. We also anticipate a substantial investment in research and development as we develop new genetic tests. However, we expect general and administrative expenses to continue to decline as a percentage of our revenue as our case volumes increase and as we continue to develop more operating leverage in our business.

Other (Income) Expense

Other income and expense primarily represents income from research and development grants with the federal government, the interest expense we incur on our borrowing arrangements (primarily comprised of interest payable on advances under our revolving credit facility with Capital Source and interest paid on capital lease obligations) offset by the interest income we earn on cash deposits. Income from research and development tax grants was $0.0 and $0.4 million in the years ended December 31, 2011 and December 31, 2010, respectively. Interest expense increased from approximately $0.7 million in 2010 to $0.8 million in 2011, reflecting higher borrowings, particularly related to our revolving credit facility and capital lease obligations as we acquired additional equipment to support our increasing volume of business.

Net Loss

As a result of the foregoing, our net loss declined by $2.2 million, or 64.4% to approximately $1.2 million for the year ended December 31, 2011 as compared to a net loss of $3.3 million for the year ended December 31, 2010.

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

The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the years ending December 31, 2011 and 2010:

	For the years ended December 31,
	2011	2010
Net loss (Per GAAP)	$(1,177,000)	$(3,303,000)
Adjustments to Net Loss:
Interest expense (income), net	768,000	700,000
Therapeutic discovery grant tax credit	—	(374,000)
Income taxes	—	15,000
Depreciation and amortization	2,086,000	1,780,000

EBITDA (non-GAAP)	1,677,000	(1,182,000)
Further Adjustments to EBITDA:
Non-cash stock-based compensation	457,000	616,000

Adjusted EBITDA (non-GAAP)	$2,134,000	$(566,000)

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2011 and 2010 as well as the period ending cash and cash equivalents and working capital.

	For the years ended December 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$69,000	$(2,052,000)
Investing activities	(897,000)	(916,000)
Financing activities	2,359,000	2,434,000

Net increase (decrease) in cash and cash equivalents	1,531,000	(534,000)
Cash and cash equivalents, beginning of period	1,097,000	1,631,000

Cash and cash equivalents, end of period	$2,628,000	$1,097,000

Working Capital (1), end of period	$1,734,000	$(430,000)

(1)	Defined as current assets less current liabilities.

During the year ended December 31, 2011, our operating activities provided approximately $69,000 of cash compared with $2,052,000 of cash used in the comparable period in 2010. This increase in cash provided from operations was primarily the result of a decrease in net loss during 2011 as compared with 2010. Cash used in investing activities was approximately flat in 2011 as compared to 2010. In 2011, our cash provided by financing activities was approximately $2,359,000 which was primarily derived from the sale of common stock partially offset by payments on capital leases. At December 31, 2011 and 2010, we had unrestricted cash and cash equivalents of approximately $2,628,000 and $1,097,000 respectively. We also had $500,000 of restricted cash at December 31, 2011 and December 31, 2010, respectively.

On February 1, 2008, we entered into a revolving credit facility with CapitalSource Finance, LLC, which allowed us to borrow up to $3,000,000 based on a formula which is tied to our eligible accounts receivable that are aged less than 150 days. On April 26, 2010 we entered into an amended and restated credit agreement with CapitalSource which increased our borrowing amount to $5,000,000. As of December 31, 2011, we had approximately $1,100,000 of availability under this credit facility. As of December 31, 2011 we are in compliance with all covenants of the agreement.

On January 12, 2011, the Company completed a private equity transaction raising approximately $3,000,000 by issuing 2,001,667 shares of the Company’s common stock at a price of $1.50 per share.

On July 21, 2011, we entered into a third $1.0 million lease line of credit with Leasing Technologies, Inc. (“LTI”), which was on the same terms and conditions as the previous two lines. The master lease allows for a 12 month draw down period and each lease schedule has a 36 month term. Each lease schedule has a fair market value option at the end of the term at a price not to exceed 14% of the equipment cost or the right to return the equipment. During the third quarter of fiscal year 2011, we entered into lease schedules for $1.0 million to purchase laboratory equipment to make investments for further growth and to increase our testing menu. Therefore we had no availability on this LTI lease line as of December 31, 2011.

On July 27, 2011, the common stock purchase agreement (the “Stock Agreement”) between NeoGenomics, Inc. and Fusion Capital Fund II, LLC (“Fusion”), expired without any action by any party pursuant to its terms. During the period the Stock Agreement was effective, NeoGenomics never exercised its rights under this agreement. As a result, we do not currently intend to replace the Stock Agreement with another similar type of instrument.

On September 9, 2011, we entered into a master lease agreement for a $1.0 million equipment line of credit with Garic, Inc. The master lease allows for a 12 month draw down period and each schedule has a 36 month term. Each lease schedule has a fair market value option at the end of the term at a price not to exceed 15% of the equipment cost or the right to return the equipment. During 2011, the Company entered into a lease schedule for approximately $200,000 and had $800,000 of remaining availability on the lease line at December 31, 2011.

On January 6, 2012, we signed a license agreement with Health Discovery Corporation where we licensed certain technologies to develop new tests for the detection of certain cancers. We also plan to develop interpretation software targeted at automating cytogenetics and flow cytometry analysis. As part of that agreement we paid $1.0 million in cash and issued 1,360,000 shares of our common stock to Health Discovery Corporation.

On January 26, 2012, SunTrust Bank agreed to release an additional $200,000 of restricted cash to us as a result of decreases in the principal balance of certain lease instruments.

We believe we have adequate resources to meet our operating commitments for the next year, as we expect to have positive cash flows from operations in 2012. We believe our positive cash flow from operations will fund most of our investment requirements as well. In the event operating cash flows are not sufficient to fully fund our growth, we would look to secure additional borrowing lines or expand our current line. There can be no guarantee that we will be successful securing additional debt facilities. In the event we are unable to fund our operations by positive operating cash flows or additional borrowings, we may be forced to reduce our expenses, slow down our growth rate or raise equity capital.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $4.0 million to $5.0 million of additional capital equipment during the next year. We plan to fund these expenditures with cash, through bank loan facilities, and through capital lease financing arrangements. If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Recent Accounting Pronouncements

In July 2011, the FASB issued ASU No. 2011-07: Health Care Entities (Topic 954) — Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. This update was issued to increase transparency relating to accounting practices used for net patient service revenue and related bad debt allowances by health care entities. Some health care entities recognize patient service revenue at the time the services are rendered regardless of whether the entity expects to collect that amount or has assessed the patient’s ability to pay. These prior accounting practices used by some health care entities resulted in a gross-up of patient service revenue and the provision for bad debts, leading to an impaired ability by outside users of financial statements to make accurate comparisons and analyses of financial statements between entities. ASU No. 2011-07 requires changes to the presentation of the statement of operations, reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue, and also requires enhanced quantitative and qualitative disclosures relevant to the entity’s policies for recognizing revenue and assessing bad debts. This update is not designed and will not change the net income reported by healthcare entities. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. Because NeoGenomics assesses the collectability of revenue prior to its recognition, we do not expect that this update will have any material impact on the company’s consolidated financial statements.

Subsequent Events

Health Discovery Corporation License Agreement

On January 6, 2012, we entered into a Master License Agreement (the “License Agreement”) with Health Discovery Corporation, a Georgia corporation (“HDC”). Pursuant to the terms of the License Agreement, we were granted an exclusive worldwide license to HDC’s “Licensed Patents” and “Licensed Know-How” (as defined in the License Agreement) to, among other things, use, develop, make, have made, sell, offer to sell, modify, and commercially exploit “Licensed Uses” (as defined in the License Agreement) and “Licensed Products” (as defined in the License Agreement), in the fields of laboratory testing, molecular diagnostics, clinical pathology, anatomic pathology and digital image analysis (excluding non-pathology-related radiologic and photographic image analysis) relating to the development, marketing production or sale of any “Laboratory Developed Tests” or LDTs (as defined in the License Agreement) or other products used for diagnosing, ruling out, predicting a response to treatment, and/or monitoring treatment of any or all hematopoietic and solid tumor cancers excluding cancers affecting the retina and breast cancer (collectively with certain other qualifications as defined in the License Agreement, the “Field” or “Field of Use”).

The License Agreement allows us, among other things, to develop and sell, without limitation, any gene, gene-product or protein-based LDTs using HDC’s technology in the Field and provides for sublicensing rights and the assignment of the License Agreement, in whole or in part, in our sole discretion. The License Agreement further provides us with access to certain HDC personnel and consulting resources in the fields of mathematics and in genetic and molecular test development. The Licensed Know-How also includes, among other things, certain tests, algorithms and computer software which have already been developed by HDC.

We have agreed to use our best efforts to commercialize certain products within one year of the date of the License Agreement, subject to two one-year extensions per product if needed, including a LDTs for prostate, colon and pancreatic cancer and software to automate the interpretation of cytogenetics and flow cytometry (collectively, the “Initial Licensed Products”).

If we have not generated $5.0 million of net revenue from products, services and sublicensing arrangements pursuant to the License Agreement within five years of the effective date, HDC may, at its option, revoke the exclusivity with respect to any one or more of the Initial Licensed Products, subject to certain conditions.

Upon the execution of the License Agreement, we paid HDC $1,000,000 in cash and issued to HDC 1,360,000 shares of our common stock which had a market value of $1,945,000 using the closing price of $1.43 per share for the Parent Company’s common stock on the OTCQB Market on January 6, 2012.

In addition, the License Agreement provides for milestone payments to HDC, in cash or stock, based on sublicensing revenue and revenue generated from products developed as a result of the License Agreement. Milestone payments are in increments of $500,000 for every $2,000,000 in GAAP revenue recognized by us up to a total of $5,000,000 in potential milestone payments. After $20,000,000 in cumulative GAAP revenue has been recognized by us, HDC will receive a royalty of (i) 6.5% (subject to adjustment under certain circumstances) of Net Revenue (as defined in the License Agreement) generated from all Licensed Uses except for the cytogenetics and flow cytometry interpretation system and (ii) a royalty of 50% of Net Revenue (after the recoupment of certain development and commercialization costs) that we derive from any sublicensing arrangements for the cytogenetics and flow cytometry interpretation system.

Unless sooner terminated pursuant to its terms, the License Agreement will remain in effect until the expiration of the last of the patents licensed under the License Agreement and the license for certain products related to a specific patent will extend for an additional one year after the expiration of such patent.

Dr. Maher Albitar Agreement

On January 6, 2012, we contracted for the services of Dr. Albitar on a full-time basis in connection with his appointment as Chief Medical Officer. As a result of the State of California’s regulations against the corporate practice of medicine, Dr. Albitar was engaged as an independent contractor through Albitar Oncology Consulting, LLC, a company previously formed by Dr. Albitar in which he is the sole member and physician-employee (the “Medical Group”). On January 6, 2012, we entered into a Medical Services Agreement (the “Services Agreement”) with the Medical Group and a letter agreement (the “Letter Agreement”) with Dr. Albitar with respect to his appointment as Chief Medical Officer and Director of Research and Development.

The Services Agreement provides, among other things, that we have engaged the Medical Group to provide and that Medical Group has employed Dr. Albitar to provide certain specified services to us on a full-time basis. The Services Agreement further provides that we will perform administrative, non-physician services for the daily support of the business operations of the Medical Group’s practice including all billing and collection activities. The Services Agreement provides that we will pay cash compensation of $425,000 per annum to the Medical Group and a bonus targeted at 25% of the base compensation if certain performance thresholds are met.

Pursuant to the Letter Agreement, Dr. Albitar was granted an option (the “Option”) to purchase 250,000 shares of the Parent Company’s common stock at an exercise price per share of $1.43, which was the closing price per share on the last trading day prior to his start date. The Option has a five year term and 25% of the Option vest on each of the first four anniversaries of his start date. The Option also fully vests upon a change of control of the Company.

Dr. Albitar was also granted a warrant (the “Warrant”) to purchase up to 200,000 shares of the Parent Company’s common stock at an exercise price of $1.43 per share. Such Warrant has a five year term and vest in accordance with certain specified performance criteria.

In the event of a change of control of the Company in which the consideration payable to common stockholders of the Parent Company has a deemed value of at least $4.00 per share, any unvested portion of the Warrant will immediately vest in full.

Internal Revenue Service Audit

During January 2012, the Internal Revenue Service provided notice to the Company that the Internal Revenue Service planned to conduct an audit of the Company’s tax returns for the years ended December 31, 2010 and 2009, respectively. We are in the preliminary phase of this audit and have no information as to the overall impact of this audit.

Equipment Leases

During 2012, we entered into five additional lease schedules with Garic, Inc. for a total of approximately $215,000 to purchase laboratory and computer equipment. As of February 28, 2012 the Company had approximately $585,000 of availability remaining on the lease line with Garic.

During 2012, we entered into commitments on several lease schedules with various parties in the total of approximately $395,000. These leases have 36 month terms, $1 bargain purchase options and interest rates between 6-8%.

SunTrust Restricted Cash

On January 26, 2012, SunTrust Bank agreed to release an additional $200,000 of restricted cash to NeoGenomics, Inc. with the further decrease in the lease balance owed to them from NeoGenomics.

Douglas VanOort Stock Option Grant

On February 14, 2012, our Board of Directors granted 800,000 supplemental non-qualified stock options to our CEO, Douglas M. VanOort. These options have a five year term, an exercise price of $1.71 per share, and vest according to the passage of time with 200,000 options vesting each year on each of the first four anniversaries of the grant date. In the event of a change of control of the Company in which the consideration payable to common stockholders has a deemed value of at least $4.00 per share, any unvested portion of the options shall vest in full. These options are supplemental options and were made outside of our Amended and Restated Equity Incentive Plan.

Power3 Medical Products Intellectual Property

In April 2007, we entered into an agreement with Power3 Medical Products, Inc., (“Power3”), an early stage company engaged in the discovery, development, and commercialization of protein biomarkers, regarding the formation of a joint venture contract research organization. As part of the agreement, we provided $200,000 of working capital to Power3 by purchasing a 6% convertible debenture, due April 17, 2009 (the “Debenture”). During the year-ended December 31, 2008 we booked an impairment charge against the full value of our investment in the Power3 Debenture due to the uncertainty of its collectability. In April 2009, we notified Power3 that it was in default of its obligations under the Debenture for failing to pay interest on the Debenture since September 2008 and for failing to pay principal when due.

In March 2010, we filed a complaint in the New York State Supreme Court in New York County to recover the principal, interest and other fees and expenses due and owing to us. In December 2010, the Supreme Court of the State of New York issued a judgment against Power3 in favor of NeoGenomics in the amount of $241,127. In September 2011, we intervened in an existing court-appointed Receivership against Power3 in the District Court of Harris County, Texas.

On February 23, 2012, the Receiver held an auction of Power3’s assets pursuant to a court order. At such auction, we credit bid our entire judgment amount for certain intellectual property assets of Power3, which included pending patents related to certain protein biomarkers which may be useful in the diagnosis of breast cancer and neurodegenerative disease. The Receiver in this action accepted our bid and gave Power3 until March 7, 2012 to pay off our judgment in full. On March 7, 2012 the judgment was not paid and ownership of nineteen pending patents and one issued patent was transferred to NeoGenomics.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoGenomics, Inc.:

We have audited the accompanying consolidated balance sheets of NeoGenomics, Inc. (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A

Certified Public Accountants Tampa, FL

March 7, 2012

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011 and 2010

In thousands, except share amounts

	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,628	$1,097
Restricted cash	500	500
Accounts receivable (net of allowance for doubtful accounts of $2,150 and $1,459, respectively)	7,894	5,236
Inventories	1,202	887
Other current assets	954	1,018

Total current assets	13,178	8,738
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $6,653 and $4,568 respectively)	6,642	4,839
OTHER ASSETS	129	74

TOTAL ASSETS	$19,949	$13,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,529	$1,933
Accrued compensation	2,137	1,338
Accrued expenses and other liabilities	773	460
Short-term portion of equipment capital leases	2,107	1,995
Revolving credit line	3,898	3,442

Total current liabilities	11,444	9,168
LONG TERM LIABILITIES
Long-term portion of equipment capital leases	2,608	1,348

TOTAL LIABILITIES	14,052	10,516

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 43,416,200 and 37,424,423 shares issued and outstanding at December 31, 2011 and 2010, respectively)	43	37
Additional paid-in capital	28,490	24,557
Accumulated deficit	(22,636)	(21,459)

Total stockholders’ equity	5,897	3,135

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,949	$13,651

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

In thousands, except share and per share amounts

	2011	2010
NET REVENUE	$43,484	$34,371
COST OF REVENUE	24,056	18,588

GROSS MARGIN	19,428	15,783
OPERATING EXPENSES
General and administrative	12,874	11,267
Sales and marketing	6,963	7,479

Total selling, general and administrative expenses	19,837	18,746

LOSS FROM OPERATIONS	(409)	(2,963)

OTHER INCOME / (EXPENSE):
Other income	—	370
Interest expense	(768)	(710)

Other income / (expense) – net	(768)	(340)

NET LOSS	$(1,177)	$(3,303)

NET LOSS PER SHARE - Basic and Diluted	$(0.03)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	42,758,252	37,328,940

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

In thousands, except share amounts

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2009	37,185,078	$37	$23,762	$(18,156)	$5,643
Common stock issuance ESPP plan	122,179	—	150	—	150
Transaction fees and expenses	—	—	(47)	—	(47)
Issuance of stock for stock options	102,166	—	68	—	68
Issuance of stock for warrants	15,000	—	9	—	9
Stock compensation expense - warrants			204		204
Stock compensation expense - options	—	—	411	—	411
Net loss	—	—	—	(3,303)	(3,303)

Balances, December 31, 2010	37,424,423	37	24,557	(21,459)	3,135
Common stock issuance ESPP plan	122,401	—	153	—	153
Transaction fees and expenses	—	—	(41)	—	(41)
Issuance of stock for stock options	382,500	—	367	—	367
Issuance of stock for warrants	3,365,209	4	(4)	—	—
Issuance of restricted shares	120,000	—	—	—	—
Issuance of common stock for cash, net	2,001,667	2	3,000		3,002
Stock compensation expense - warrants	—	—	83	—	83
Stock compensation expense – restricted stock	—	—	90	—	90
Stock compensation expense - options	—	—	285	—	285
Net loss	—	—	—	(1,177)	(1,177)

Balances, December 31, 2011	43,416,200	$43	$28,490	$(22,636)	$5,897

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

In thousands

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,177)	$(3,303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,085	1,781
Amortization of debt issue costs	40	49
Stock based compensation – options	285	411
Stock based compensation – warrants and restricted stock	173	204
Provision for bad debts	2,567	2,254
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(5,226)	(2,857)
(Increase) decrease in inventories	(315)	(285)
(Increase) decrease in prepaid expenses	25	(413)
(Increase) decrease in other current assets	(55)	12
Increase (decrease) in accounts payable and other liabilities	1,667	95

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	69	(2,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(897)	(916)

NET CASH USED IN INVESTING ACTIVITIES	(897)	(916)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) from/to revolving credit facility	456	2,890
Restricted cash	—	500
Repayment of capital lease obligations	(1,579)	(1,373)
Proceeds from issuance of capital lease on owned assets	—	237
Issuance of common stock and warrants for cash , net of transaction expenses	3,482	180

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,359	2,434

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,531	(534)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,097	1,631

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,628	$1,097

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$735	$661

Equipment leased under capital leases	$2,842	$1,674

Automobiles purchased under a car loan	$108	$34

Income taxes paid	$—	$15

See notes to consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiary, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories” or the “Subsidiary”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

The accompanying consolidated financial statements include the accounts of the Parent and the Subsidiary. All significant intercompany accounts and balances have been eliminated in consolidation.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these consolidated financial statements include, but are not limited to, those related to revenues, accounts receivable and related reserves, contingencies, useful lives and recovery of long-term assets, income taxes, and the fair value of stock-based compensation. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin Topic 13.A.1 and FASB ASC 605-10-S99-1, and ASC Topic 954, when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. The Company reports revenues from contracted payers, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. The Company reports revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount estimated to be collected from non-contracted payers is recorded as an allowance to arrive at the reported net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate. The Company records revenues from patient pay tests net of a large discount and as a result recognizes minimal revenue on those tests. Therefore we believe that we should not change our presentation of the statement of operations because we do not recognize revenues that we don’t expect to collect in accordance with ASU No. 2011-07: Health Care Entities (Topic 954) — Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The Company regularly reviews its historical collection experience for non-contracted payers and adjusts its expected revenues for current and subsequent periods accordingly.

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist of compensation and benefits for research and development personnel, license fees, related supplies, inventory and payment for samples to complete validation studies. These expenses were incurred to develop new genetic tests that we bring to market.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported, net of an allowance for doubtful accounts, which is estimated based on the aging of accounts receivable with each payer category and the historical data on bad debts in these aging categories. In addition, the allowance is adjusted periodically for other relevant factors, including regularly assessing the state of our billing operations in order to identify issues which may impact the collectability of receivables or allowance estimates. Revisions to the allowance are recorded as an adjustment to bad debt expense within general and administrative expenses. After appropriate collection efforts have been exhausted, specific receivables deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the allowance. Total adjustments for incremental revenue from tests in which we underestimated the revenue in previous years from collections we received in the current year are not material to the Company’s results of operations in any period presented. Our estimates of net revenue are subject to change based on the contractual status and payment policies of the third party payers with whom we deal. We regularly refine our estimates in order to make our estimated revenue as accurate as possible based on our most recent collection experience with each third party payer.

Statements of Cash Flows

For purposes of the statements of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments and Concentrations of Credit Risk

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, amounts outstanding under our revolving credit facility, and other current assets and liabilities are considered reasonable estimates of their respective fair values due to their short-term nature. The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2011, its concentration of credit risk related to cash and cash equivalents was not significant. The carrying value of the Company’s long-term capital lease obligations approximates its fair value based on the current market conditions for similar instruments.

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to whom the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the years ended December 31, 2011 and 2010, one new client with multiple locations accounted for 11.3% and 1.2% respectively, of total revenue. All others were less than 5% of total revenue individually.

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

Other Current Assets

As of December 31, 2011 and 2010, other current assets consist of prepaid expenses of approximately $824,000 and $624,000, respectively, therapeutic discovery grant receivable of approximately $0 and $374,000, respectively and Lee County, Florida economic development tax credit of $130,000 and $20,000 respectively.

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

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. At December 31, 2011, we believe the carrying value of our long-lived assets is recoverable.

Income Taxes

We compute income taxes in accordance with ASC Topic 740 Income Taxes. Under ASC-740, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods for property and equipment as well as impairment losses, stock based compensation expense and the timing of recognition of bad debts.

We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions. We follow a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements. As of December 31, 2011 and 2010, we had no provision for interest or penalties related to uncertain tax positions.

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

Net Loss Per Common Share

We compute loss per share in accordance with ASC Topic 260 Earnings Per Share. Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. During the years ended December 31, 2011 and 2010, we reported net loss per share and, accordingly, common equivalent shares outstanding as of December 31, 2011 and 2010, which consisted of employee stock options and warrants issued to consultants, providers of financing to the Company and others, were excluded from diluted net loss per common share calculations as of such dates because they were anti-dilutive. As a result, basic and diluted loss per share was equivalent.

Recent Pronouncements

In July 2011, the FASB issued ASU No. 2011-07: Health Care Entities (Topic 954) — Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. This update was issued to increase transparency relating to accounting practices used for net patient service revenue and related bad debt allowances by health care entities. Some health care entities recognize patient service revenue at the time the services are rendered regardless of whether the entity expects to collect that amount or has assessed the patient’s ability to pay. These prior accounting practices used by some health care entities resulted in a gross-up of patient service revenue and the provision for bad debts, leading to an impaired ability by outside users of financial statements to make accurate comparisons and analyses of financial statements between entities. ASU No. 2011-07 requires changes to the presentation of the statement of operations, reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue, and also requires enhanced quantitative and qualitative disclosures relevant to the entity’s policies for recognizing revenue and assessing bad debts. This update is not designed and will not change the net income reported by healthcare entities. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. Because NeoGenomics assesses the collectability of revenue prior to its recognition, we do not expect that this update will have any material impact on the company’s consolidated financial statements.

NOTE C – LIQUIDITY

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we have incurred losses from operations and have a significant accumulated deficit at December 31, 2011, we believe we have adequate resources, such as cash on-hand and our revolving credit facility, to meet our operating commitments for the next year. Furthermore, we expect to have positive cash flows from operations in 2012. In the event these resources and operating cash flows are not sufficient to fully fund our operating commitments or our growth, we would look to secure additional borrowing lines or expand our current line. There can be no guarantee that we will be successful securing additional debt facilities. In the event we are unable to fund our operations by positive operating cash flows or additional borrowings, we may be forced to reduce our expenses, slow down our growth rate or raise equity capital. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010	Estimated Useful Lives in Years
Equipment	$8,872,722	$6,484,265	3-7
Leasehold improvements	760,111	703,606	3-5
Furniture & fixtures	512,996	404,636	7
Computer hardware	1,495,513	708,573	3
Computer software	1,308,976	1,106,032	3
Assets not yet placed in service	344,394	—	—

Subtotal	13,294,712	9,407,112
Less accumulated depreciation and amortization	(6,652,983)	(4,567,668)

Property and equipment, net	$6,641,729	$4,839,444

Depreciation and amortization expense on property and equipment, including leased assets, for the years ended December 31, 2011 and 2010, was $2,085,000 and $1,781,000, respectively.

Property and equipment under capital leases, included above, consists of the following at December 31, 2011 and 2010:

	2011	2010
Equipment	$5,421,526	$4,882,700
Furniture & fixtures	191,053	178,608
Computer hardware	1,024,969	462,529
Computer software	227,831	370,645
Leasehold Improvements	233,386	233,386
Assets not yet placed in service	—	—

Subtotal	7,098,765	6,127,868
Less accumulated depreciation and amortization	(2,618,075)	(2,708,403)

Property and equipment under capital leases, net	$4,480,690	$3,419,465

NOTE E – INCOME TAXES

We recognized losses for financial reporting and tax purposes for the years ended December 31, 2011 and 2010, in the accompanying consolidated statements of operations. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided in the accompanying consolidated financial statements.

At December 31, 2011 and 2010, we had federal and state net operating loss carry-forwards of approximately $16,683,683 and $16,398,736, respectively. The significant difference between this amount and our accumulated deficit arises primarily from certain stock based compensation that is considered to be a permanent difference.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assuming our net operating loss carry-forwards are not disallowed because of certain “change in control” provisions of the Internal Revenue Code, these net operating loss carry-forwards expire in various years through the year ending December 31, 2031. However, we have established a valuation allowance to fully reserve our deferred income tax assets as such assets did not meet the required asset recognition standard established by ASC Topic 740. Our valuation allowance increased by approximately $1,077,300 during the year ended December 31, 2011.

At December 31, 2011 and 2010, our current and non-current deferred income tax assets (assuming an effective income tax rate of approximately 38.6% and 38.7% at December 31, 2011 and 2010, respectively consisted of the following:

	2011	2010
Net current deferred income tax asset:
Allowance for doubtful accounts	$830,000	$564,600
Accrued expenses	222,700	162,800

Subtotal	1,052,700	727,400
Less valuation allowance	(1,052,700)	(727,400)

Total	$—	$—

Net non-current deferred income tax asset:
Net operating loss carry-forwards	$3,298,400	$2,979,400
Accumulated depreciation and impairment	(344,600)	(777,600)

Subtotal	2,953,800	2,201,800
Less valuation allowance	(2,953,800)	(2,201,800)

Total	$—	$—

Current California tax laws include a restriction on the utilization of net operating losses for the fiscal year ending December 31, 2011 and 2012. Accordingly, our ability to utilize NOLs for California tax purposes is restricted and this may lead to a current state tax expense in those years. There is a possibility that this restriction could be extended into future periods and effect our ability to use our NOLs.

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

As of December 31, 2011, option and stock awards for 4,779,170 shares were outstanding, including 350,000 options issued outside of the Amended Plan to Robert Gasparini, the Company’s Chief Scientific Officer, and a total of 944,896 shares were available for future option and stock awards under the Amended Plan. Options typically expire after 5 - 10 years and generally vest over 3 or 4 years, but each grant’s expiration, vesting and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors or by the Chairman and Chief Executive Officer by virtue of authority delegated to him by the Compensation Committee.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We account for option and stock awards under the Amended Plan in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense in the Company’s statement of operations for all share-based option and stock awards, based on estimated grant-date fair values.

ASC Topic 718 requires us to estimate the fair value of stock-based option awards on the date of grant using an option-pricing model. The grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method. In accordance with ASC Topic 718, the estimated stock-based compensation expense to be recognized is reduced by stock option forfeitures.

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

Expected Stock Price Volatility: Effective January 1, 2006 until December 31, 2009, we evaluated the assumptions used to estimate volatility and determined that, under SAB 107, we should use a blended average of our volatility and the volatility of certain peer companies. We believe that the use of this blended average peer volatility which was more reflective of market conditions and a better indicator of our expected volatility due to the limited trading history available for our Company since its last change of control, prior to which we operated under a different business model. Effective January 1, 2010 since we had sufficient historical data since our last change of control we began to use our own historical weekly volatility because that was more reflective of market conditions.

Dividend Yield: Because we have never paid a dividend and do not expect to begin doing so in the foreseeable future, we have assumed a 0% dividend yield in valuing our stock-based awards.

The fair value of each stock option award granted during the years ended December 31, 2011 and 2010 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

	2011	2010
Expected term (in years)	3.6	3.6
Risk-free interest rate (%)	1.18%	1.3%
Expected volatility (%)	55%	58%
Dividend yield (%)	0%	0%
Weighted average fair value/share at grant date	$0.51	$0.46

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The status of our stock options and stock awards are summarized as follows:

	Number Of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	5,161,652	$0.86
Granted	942,000	1.19
Exercised	(102,166)	0.66
Canceled	(531,442)	1.43

Outstanding at December 31, 2010	5,470,044	0.87
Granted	519,000	1.39
Exercised	(382,500)	0.95
Canceled	(827,374)	1.15

Outstanding at December 31, 2011	4,779,170	0.87

Exercisable at December 31, 2011	3,832,586	$0.76

The following table summarizes information about our options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
0.00 – 0.30	980,000	2.86	$0.25	980,000	2.86	$0.25
0.31 – 0.46	22,500	3.71	0.35	22,500	3.71	0.35
0.47 – 0.61	101,500	4.29	0.50	101,500	4.30	0.50
0.62 – 0.83	2,019,511	3.85	0.77	1,884,011	3.83	0.77
0.84 – 1.08	310,996	3.05	1.02	237,871	2.99	1.02
1.09 – 1.47	938,664	4.13	1.40	378,455	4.06	1.43
1.48 – 1.84	405,999	3.30	1.59	228,249	3.30	1.60

	4,779,170	3.61	$0.87	3,832,586	3.61	$0.76

As of December 31, 2011, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $2,668,000 and the aggregate intrinsic value of currently exercisable stock options was approximately $2,532,000. The intrinsic value of each option share is the difference between the fair market value of NeoGenomics common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $1.40 closing stock price of NeoGenomics Common Stock on December 30, 2011, the last trading day of 2011. The total number of in-the-money options outstanding and exercisable as of December 31, 2011 was approximately 3,279,000.

The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was approximately $126,000 and $72,000, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options was approximately $367,000 and $68,000 for the years ended December 31, 2011 and 2010, respectively.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of options granted during the years ended December 31, 2011 and 2010 was approximately $267,000 and $408,000, respectively. The total fair value of option shares vested during the years ended December 31, 2011 and 2010 was approximately $321,000 and $311,000.

Stock compensation cost recognized for the years ended December 31, 2011 and 2010 was approximately $285,000 and $411,000, respectively. We will only recognize a tax benefit from windfall tax deductions for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. As of December 31, 2011, there was approximately $263,000 of total unrecognized stock-based compensation cost, related to unvested stock options granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of 1.50 years.

On April 14, 2011, our Chief Financial Officer, Mr. Cardoza, was granted an additional option to purchase 100,000 shares of common stock at an exercise price of $1.46 per share. Such option has a five year term and vests 25,000 shares per year on the anniversary of the grant date for the first four years after the grant. In the event of a change of control of the Company, all of Mr. Cardoza’s unvested options shall immediately vest. These options are valued at $49,520 based on a trinomial lattice model with the following terms:

Expected term in years	2.4
Risk-free interest rate (%)	1.53%
Weighted average expected volatility (%)	55.5%
Dividend yield (%)	0%

On January 6, 2012, as described more fully in Note M “Subsequent Events”, Dr. Maher Albitar was granted an option to purchase up to 250,000 shares of the Company’s common stock in connection with his appointment as Chief Medical Officer.

On February 14, 2012, as described more fully in Note M “Subsequent Events”, Douglas M. VanOort, our CEO, was granted supplemental non-qualified stock options to purchase up to 800,000 shares of the Company’s common stock.

Employee Stock Purchase Plan

Effective January 1, 2007, the Company began sponsoring an Employee Stock Purchase Plan (“ESPP”), under which eligible employees may purchase Common Stock, by means of limited payroll deductions, at a 5% discount from the fair market value of the Common Stock as of specific dates. In accordance with ASC Topic 718-50 Compensation – Stock Compensation – Employee Share Purchase Plans, the ESPP is considered non-compensatory and does not require the recognition of compensation cost because the discount offered to employees does not exceed 5%. Shares issued pursuant to this plan were 122,401 and 122,179 for the period ended December 31, 2011 and 2010, respectively.

Common Stock Warrants

From time to time, the Company issues warrants to purchase its common stock. These warrants have been issued for consulting services, in connection with the company’s credit facilities or in connection with sales of its common stock, and in connection with employment agreements or for compensation to directors. These warrants are valued using an option pricing model and using the volatility, market price, strike price, risk-free interest rate and dividend yield appropriate at the date the warrants were issued. Stock compensation cost recognized for the years ended December 31, 2011 and 2010 was approximately $173,000 and $204,000, respectively.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2009	5,891,750	$0.59
Granted	450,000	1.50
Exercised	(15,000)	0.62
Expired	—	—
Cancelled	—	—

Warrants outstanding, December 31, 2010	6,326,750	0.65
Granted	—	—
Exercised	(4,170,000)	0.29
Expired	—	—
Cancelled	—	—

Warrants outstanding, December 31, 2011	2,156,750	$1.34

The following table summarizes information on warrants outstanding on December 31, 2011:

Number outstanding	Exercise price	Issued	Expire
100,000	$1.49	03/15/2007	03/13/2012
550,000	$1.50	06/06/2007	06/05/2012
348,417	$1.50	06/06/2007	06/05/2012
83,333	$0.75	02/09/2009	02/08/2014
625,000	$1.05	03/16/2009	03/15/2014
450,000	$1.50	5/3/2010	5/2/2017

2,156,750	$1.34

During January 2012, as described more fully in Note M “Subsequent Events”, the Company issued Dr. Maher Albitar a warrant (the “Warrant”) to purchase up to 200,000 shares of the Company’s common stock.

NOTE G – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its laboratory and office facilities under non-cancelable operating leases. These operating leases expire at various dates through April 2016 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The Company has approximately 30,000 square feet of office and laboratory space at our corporate headquarters in Fort Myers, Florida. In addition, we maintain laboratory and office space in Irvine, California, Nashville, Tennessee and Tampa, Florida.

The minimum aggregate future obligations under non-cancelable operating leases as of December 31, 2011 are as follows:

Years ending December 31,
2012	$810,044
2013	352,853
2014	256,788
2015	209,204
2016	70,664

Total minimum lease payments	$1,699,553

Rent expense for the years ended December 31, 2011 and 2010 was approximately $797,000 and $784,000, respectively and is included in costs of revenues and in general and administrative expenses, depending on the allocation of work space in each facility. Certain of the Company’s facility leases include rent escalation clauses.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease.

Capital Lease Obligations

The Company’s capital lease obligations expire at various times through 2016 and the weighted average interest rates under such leases approximated 13.17% at December 31, 2011. Some of our leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value. Future minimum lease payments under capital lease obligations, including those described above are:

Years ending December 31,
2012	$2,121,351
2013	1,744,754
2014	1,109,047
2015	240,658
2016	179,135

Total future minimum lease payments	5,394,945
Less amount representing interest	(680,704)

Present value of future minimum lease payments	4,714,241
Less current maturities	(2,106,728)

Obligations under capital leases – long term	$2,607,513

Property and equipment acquired under capital lease agreements (see Note D) is pledged as collateral to secure the performance of the future minimum lease payments above.

Leasing Technologies, Inc. Lease Agreement

On July 21, 2011 we entered into a third $1.0 million lease line of credit with Leasing Technologies, Inc. (“LTI”), which was on the same terms and conditions as the previous two lines. Advances under this lease line can be made for one year by executing equipment schedules for each advance. The lease term of all equipment schedules is 36 months. The lease rate factor applicable for each equipment schedule is 0.0327/month. If we make use of the entire lease line, the monthly rent would be $32,700. Monthly rent for the leased equipment is payable in advance on the first day of each month. At the end of the term of each equipment schedule, we may: (a) renew the lease; (b) purchase the equipment at fair market value, which price will not be less than 10% of cost nor more than 14% of cost; or (c) return the equipment subject to a remarketing charge equal to 6% of cost. During the third quarter of fiscal year 2011, we entered into lease schedules for $1.0 million to purchase laboratory equipment to make investments for further growth and to increase our testing menu. Therefore we had no availability on this LTI lease line as of December 31, 2011.

Garic, Inc. Lease Agreement

On September 9, 2011, we entered into a master lease agreement for a $1.0 million equipment line of credit with Garic, Inc. The lease has a 12 month draw down period and each schedule has a 36 month term. The lease has a fair market value option at the end of the term at a price not to exceed 15% of the equipment cost or the right to return the equipment. If we make use of the entire lease line, the monthly rent would be $31,647. During 2011, the Company entered into a lease schedule for approximately $200,000 and had $800,000 of remaining availability on the lease line at December 31, 2011.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Contracts

At December 31, 2011, we were obligated under three employment agreements, two of which have expiration dates between March 2013 and December 2013 and one of which is in the period where it renews automatically for one year extensions. Approximate minimum future payments under these agreements as of December 31, 2011 are as follows:

Years ending December 31,
2012	$912,500
2013	294,792

Total	$1,207,292

The agreements with our Chief Executive Officer, Chief Scientific Officer and Chief Financial Officer contain the following:

•	Clauses that allow for continuous automatic extensions of one year unless timely written notice terminating the contract is provided to such officers (as defined in the agreements).

•	Clauses that provide for accelerated vesting of the options granted pursuant to such agreements at the time of certain changes of control of the Company.

•

Clauses that provided for 6-12 months of severance benefits in the event that such officers are terminated without “cause” (as defined in the agreements) by the Company. The base salaries for these officers in 2012 are expected to approximate $925,000.

NOTE H – REVOLVING CREDIT AND SECURITY AGREEMENT

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

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month. At December 31, 2011, the effective rate of interest was 6.25%. On December 31, 2011, the available credit under the Credit Facility was approximately $1.1 million and the outstanding borrowing was $3.9 million after netting compensating cash on hand.

NOTE I – ABBOTT AGREEMENT

On July 24, 2009, we entered into a Strategic Supply Agreement (the “Supply Agreement”), with Abbott Molecular, Inc., a Delaware corporation (“Abbott Molecular”). The Supply Agreement, among other things, provides that Abbott Molecular will supply materials to NeoGenomics on an exclusive or semi-exclusive basis to develop up to three laboratory developed test (“LDT”) based on Abbott’s intellectual property. The first of these tests, a FISH test to aid in diagnosing malignant melanoma in skin biopsy specimens, was commercially launched in March 2010, and we are currently working on other potential new FISH assays under the agreement.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The initial term of the Supply Agreement expires on December 31, 2019, but provides for up to two 2-year renewal terms under certain circumstances. The parties may terminate the Supply Agreement prior to the expiration of the term under certain circumstances. The Supply Agreement also provides (subject to certain limitations) that Abbott Molecular may convert the Supply Agreement into a non-exclusive agreement. In addition, Abbott Molecular may also terminate the Supply Agreement following a change of control involving NeoGenomics and certain designated companies. In such event Abbott Molecular would pay to NeoGenomics (or its successor) a termination payment based upon a pre-defined formula.

NOTE J – EQUITY TRANSACTIONS

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

The Investors include, among others, (i) the Douglas M. VanOort Living Trust (of which Douglas VanOort, Chief Executive Officer and Chairman of the Company’s Board of Directors, is affiliated), (ii) the Steven and Carisa Jones Defined Benefit Pension Plan & Trust (of which Steven Jones, Executive Vice President – Finance and a director of the Company, is affiliated), (iii) The George A. Cardoza Family Trust (of which George Cardoza, the Company’s Chief Financial Officer, is affiliated), and (iv) Kevin C. Johnson (who is a director of the Company).

Restricted Stock

On April 27, 2011, the Company granted 24,000 shares of restricted stock to each of the five non-officer directors of the Company for a total of 120,000 restricted shares. These directors were elected by the shareholders and the stock award is for service on the Board of Directors only. Such restricted shares vest a rate of 2,000 shares per quarter on the last day of each calendar quarter beginning on June 30, 2011 and ending on March 31, 2014 so long as each director remains a member of the Board of Directors. The fair market value of each grant of restricted stock on the award date was deemed to be $34,560 or $1.44 per share, which was the closing price of the Parent Company’s common stock on the day before the grant as approved by the board of directors. The Company has also agreed to reimburse each Director $12,000 to offset the income taxes due on such restricted stock awards.

NOTE K – RELATED PARTY TRANSACTIONS

Consulting Agreement

During 2011 and 2010, Steven Jones, a director of the Company, earned $198,334 and $201,850, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones is Chairman of the Compliance Committee and was a member of the Compensation Committee through May of 2010.

On May 3, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with Steven Jones (the “Consultant” or “Mr. Jones”) whereby Mr. Jones would continue to provide consulting services to the Company in the capacity of Executive Vice President of Finance. The Consulting Agreement has an initial term from May 3, 2010 through April 30, 2013, which initial term automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. In addition, the Company has the right to terminate the Consulting Agreement by giving written notice to the Consultant twelve months prior to the effective date of termination. The Consultant has the right to terminate the Consulting Agreement by giving written notice to the Company three months prior to the proposed

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

termination date, provided, however, the Consultant is required to provide an additional three months of transition services to the Company upon reasonable request by the Company. The Consulting Agreement specifies an annual base retainer compensation of $180,000 per year, which was subsequently increased to $200,000 per year in February 2011. Mr. Jones is also eligible to receive an annual cash bonus based on the achievement of certain performance metrics with a target of 30% of his base retainer. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the CEO of the Company and approved by the Board of Directors. The Company also agreed that it would issue to the Consultant a warrant to purchase 450,000 shares of the Company’s common stock, which vest according to the passage of time and upon the Company meeting certain performance milestones.

Laboratory Information System

On March 11, 2005, we entered into an agreement with HCSS, LLC and eTelenext, Inc. to enable NeoGenomics to use eTelenext’s Accessioning Application, AP Anywhere Application and CMQ Application. HCSS, LLC was owned 66.7% by Dr. Michael T. Dent, a member of our Board of Directors. On June 18, 2009, we entered into a Software Development, License and Support Agreement with HCSS, LLC and eTelenext, Inc. to upgrade the Company’s laboratory information system to a new version called APvX. This agreement had an initial term of 5 years from the date of acceptance and called for monthly fees of $8,000-$12,000 during the term. In June 2010, HCSS and eTelenext were merged into eTelenext’s parent company, PathCentral, Inc. Dr. Dent owned approximately 3% of PathCentral, Inc. at December 31, 2010. In May 2011, PathCentral, Inc. agreed to provide the source code of our APVX installation to us in exchange for a release of any further obligations to NeoGenomics and in connection with such transaction our agreement with PathCentral, Inc. was terminated. During the years ended December 31, 2011 and 2010, we incurred licensing and software customization fees from HCSS/eTelenext/PathCentral, Inc. of approximately $97,506 and approximately $286,000, respectively.

Gulf Pointe Capital Lease Agreement

On September 30, 2008, we entered into a master lease agreement (the “Master Lease”) with Gulf Pointe Capital, LLC (“Gulf Pointe”) which provided for $130,000 of lease financing after it was determined that the lease facility with Leasing Technologies, Inc. would not allow for the leasing of certain used and other types of equipment. Three members of our Board of Directors at the time we entered into the Master Lease, Steven Jones, Peter Petersen and Marvin Jaffe, were affiliated with Gulf Pointe and recused themselves from both sides of all negotiations concerning this transaction. The terms under this lease are consistent with the terms of our other lease arrangements and provided for the sale/leaseback of approximately $130,000 of used laboratory equipment. The lease had a 30 month term and called for monthly payments of $5,155. In consideration for entering into the Master Lease, the Company issued 32,475 common stock warrants to Gulf Pointe with an exercise price of $1.08 and a five year term. The warrants were valued at approximately $11,000 using the Black-Scholes option pricing model. This first lease schedule under the master lease agreement was completed in July 2011, and the Company elected to exercise its end of lease option to purchase the equipment for $16,887.

On February 9, 2009, we amended our Master Lease with Gulf Pointe to increase the maximum size of the facility to $250,000 and entered into a second schedule under the Master Lease for the sale/leaseback of approximately $118,000 of used laboratory equipment. This second lease had a 30 month term at the same lease rate factor per month as the first lease, which equates to monthly payments of $4,690. As part of this amendment, we terminated the original warrant agreement dated September 30, 2009 and replaced it with a new warrant to purchase 83,333 shares of our common stock. Such new warrants have a five year term, an exercise price of $0.75 per share and the same vesting schedule as the original warrants. The replacement warrants were valued using the Black-Scholes option pricing model and the value did not materially differ from the valuation of the original warrants they replaced. This second lease schedule was completed in December 2011, and the Company elected to exercise its end of lease option to purchase the equipment for $13,039.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research DX, LLC

During 2009, we began contracting with ResearchDX, L.L.C. (“ResearchDX”) to provide clinical trial management services on our behalf. During 2010, we began to receive various specimens for testing from ResearchDX and we continued to outsource our clinical trial management and cytogenetic overflow testing volume to them for processing. Matthew Moore, our former Vice President of Research and Development until March 31, 2011 owned 50% of ResearchDX. During the years ended December 31, 2011 and 2010, we received specimen testing revenue of approximately $63,000 and $33,000, respectively and incurred expenses of approximately $339,000 and $233,000, respectively with ResearchDX.

NOTE L – RETIREMENT PLAN

We maintain a defined-contribution 401(k) retirement plan covering substantially all employees (as defined). Our employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. In addition, we match any employees’ contributions on a dollar to dollar basis up to 1% of the respective employee’s salary. We made matching contributions of approximately $105,000 and $59,000 during the years ended December 31, 2011 and 2010, respectively.

NOTE M – SUBSEQUENT EVENTS

Health Discovery Corporation License Agreement

On January 6, 2012, we entered into a Master License Agreement (the “License Agreement”) with Health Discovery Corporation, a Georgia corporation (“HDC”). Pursuant to the terms of the License Agreement, we were granted an exclusive worldwide license to HDC’s “Licensed Patents” and “Licensed Know-How” (as defined in the License Agreement) to, among other things, use, develop, make, have made, sell, offer to sell, modify, and commercially exploit “Licensed Uses” (as defined in the License Agreement) and “Licensed Products” (as defined in the License Agreement), in the fields of laboratory testing, molecular diagnostics, clinical pathology, anatomic pathology and digital image analysis (excluding non-pathology-related radiologic and photographic image analysis) relating to the development, marketing production or sale of any “Laboratory Developed Tests” or LDTs (as defined in the License Agreement) or other products used for diagnosing, ruling out, predicting a response to treatment, and/or monitoring treatment of any or all hematopoietic and solid tumor cancers excluding cancers affecting the retina and breast cancer (collectively with certain other qualifications as defined in the License Agreement, the “Field” or “Field of Use”).

The License Agreement allows us, among other things, to develop and sell, without limitation, any gene, gene-product or protein-based LDTs using HDC’s technology in the Field and provides for sublicensing rights and the assignment of the License Agreement, in whole or in part, in our sole discretion. The License Agreement further provides us with access to certain HDC personnel and consulting resources in the fields of mathematics and in genetic and molecular test development. The Licensed Know-How also includes, among other things, certain tests, algorithms and computer software which have already been developed by HDC.

We have agreed to use our best efforts to commercialize certain products within one year of the date of the License Agreement, subject to two one-year extensions per product if needed, including a LDTs for prostate, colon and pancreatic cancer and software to automate the interpretation of cytogenetics and flow cytometry (collectively, the “Initial Licensed Products”).

If we have not generated $5.0 million of net revenue from products, services and sublicensing arrangements pursuant to the License Agreement within five years of the effective date, HDC may, at its option, revoke the exclusivity with respect to any one or more of the Initial Licensed Products, subject to certain conditions.

Upon the execution of the License Agreement, we paid HDC $1,000,000 in cash and issued to HDC 1,360,000 shares of our common stock which had a market value of $1,945,000 using the closing price of $1.43 per share for the Company’s common stock on the OTCQB Market on January 6, 2012.

In addition, the License Agreement provides for milestone payments to HDC, in cash or stock, based on sublicensing revenue and revenue generated from products developed as a result of the License Agreement. Milestone payments are in increments of $500,000 for every $2,000,000 in GAAP revenue recognized by us up to a total of $5,000,000 in potential milestone payments. After $20,000,000 in cumulative GAAP revenue has been

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized by us, HDC will receive a royalty of (i) 6.5% (subject to adjustment under certain circumstances) of Net Revenue (as defined in the License Agreement) generated from all Licensed Uses except for the cytogenetics and flow cytometry interpretation system and (ii) a royalty of 50% of Net Revenue (after the recoupment of certain development and commercialization costs) that we derive from any sublicensing arrangements for the cytogenetics and flow cytometry interpretation system.

Unless sooner terminated pursuant to its terms, the License Agreement will remain in effect until the expiration of the last of the patents licensed under the License Agreement and the license for certain products related to a specific patent will extend for an additional one year after the expiration of such patent.

Dr. Maher Albitar Agreement

On January 6, 2012, we contracted for the services of Dr. Albitar on a full-time basis in connection with his appointment as Chief Medical Officer. As a result of the State of California’s regulations against the corporate practice of medicine, Dr. Albitar was engaged as an independent contractor through Albitar Oncology Consulting, LLC, a company previously formed by Dr. Albitar in which he is the sole member and physician-employee (the “Medical Group”). On January 6, 2012, we entered into a Medical Services Agreement (the “Services Agreement”) with the Medical Group and a letter agreement (the “Letter Agreement”) with Dr. Albitar with respect to his appointment as Chief Medical Officer and Director of Research and Development.

The Services Agreement provides, among other things, that we have engaged the Medical Group to provide and that Medical Group has employed Dr. Albitar to provide certain specified services to us on a full-time basis. The Services Agreement further provides that we will perform administrative, non-physician services for the daily support of the business operations of the Medical Group’s practice including all billing and collection activities. The Services Agreement provides that Dr. Albitar’s we will pay cash compensation of $425,000 per annum to the Medical Group and a bonus targeted at 25% of the base compensation if certain performance thresholds are met. Pursuant to the Letter Agreement, Dr. Albitar was granted an option (the “Option”) to purchase 250,000 shares of the Company’s common stock at an exercise price per share of $1.43, which was the closing price per share on the last trading day prior to his start date. The Option has a five year term and 25% of the Option vests each year on the first four anniversaries of his start date. The Option also fully vests upon a change of control of the Company.

Dr. Albitar was also granted a warrant (the “Warrant”) to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $1.43 per share. Such Warrant has a five year term and vest in accordance with certain specified performance criteria. In the event of a change of control of the Company in which the consideration payable to common stockholders of the Company has a deemed value of at least $4.00 per share, any unvested portion of the Warrant will immediately vest in full.

Internal Revenue Service Audit

During January 2012, the Internal Revenue Service notified us that they were going to conduct an audit of our tax returns for the years ended December 31, 2010 and 2009, respectively. We are in the preliminary phase of these audits and have no information as to the overall impact of this audit.

SunTrust Restricted Cash

On January 26, 2012, SunTrust Bank agreed to release an additional $200,000 of restricted cash to us as a result of decreases in the lease balance.

Douglas VanOort Stock Option Grant

On February 14, 2012, our Board of Directors granted 800,000 supplemental non-qualified stock options to our CEO, Douglas M.VanOort. These options have a five year term, an exercise price of $1.71 per share, and vest according to the passage of time with 200,000 options vesting each year on each of the first four anniversaries of the grant date. In the event of a change of control of the Company in which the consideration payable to common stockholders has a deemed value of at least $4.00 per share, any unvested portion of the options shall vest in full. These options are supplemental options and were made outside of our Amended and Restated Equity Incentive Plan.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Power3 Medical Products Intellectual Property

In April 2007, we entered into an agreement with Power3 Medical Products, Inc., (“Power3”), an early stage company engaged in the discovery, development, and commercialization of protein biomarkers, regarding the formation of a joint venture contract research organization. As part of the agreement, we provided $200,000 of working capital to Power3 by purchasing a 6% convertible debenture, due April 17, 2009 (the “Debenture”). During the year-ended December 31, 2008 we booked an impairment charge against the full value of our investment in the Power3 Debenture due to the uncertainty of its collectability. In April 2009, we notified Power3 that it was in default of its obligations under the Debenture for failing to pay interest on the Debenture since September 2008 and for failing to pay principal when due.

In March 2010, we filed a complaint in the New York State Supreme Court in New York County to recover the principal, interest and other fees and expenses due and owing to us. In December 2010, the Supreme Court of the State of New York issued a judgment against Power3 in favor of NeoGenomics in the amount of $241,127. In September 2011, we intervened in an existing court-appointed Receivership against Power3 in the District Court of Harris County, Texas.

On February 23, 2012, the Receiver held an auction of Power3’s assets pursuant to a court order. At such auction, we credit bid our entire judgment amount for certain intellectual property assets of Power3, which included pending patents related to certain protein biomarkers which may be useful in the diagnosis of breast cancer and neurodegenerative disease. The Receiver in this action accepted our bid and gave Power3 until March 7, 2012 to pay off our judgment in full. On March 7, 2012 the judgment was not paid and ownership of nineteen pending patents and one issued patent was transferred to NeoGenomics.

End of Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our members of the Board of Directors and other executives as of February 15, 2012:

Name	Age	Position

Board of Directors:

Douglas M. VanOort	56	Chairman of the Board of Directors and Chief Executive Officer,

Robert P. Gasparini	57	Chief Scientific Officer, Board Member

Steven C. Jones	48	Executive Vice President of Finance, Board Member

Michael T. Dent	47	Board Member

Kevin C. Johnson	57	Board Member

Peter M. Peterson	54	Board Member

Raymond R. Hipp	69	Board Member

William J. Robison	76	Board Member

Other Executives:

George A. Cardoza	50	Chief Financial Officer

Dr. Maher Albitar	56	Chief Medical Officer and Director of Research and Development

Robert H. Horel	46	Vice President of Sales and Marketing

Edwin F. Weidig III	42	Director of Finance and Principal Accounting Officer

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

Robert P. Gasparini, M.S. – Chief Scientific Officer, Board Member

Mr. Gasparini has served as the Chief Scientific Officer of NeoGenomics since January 2005 and served as President and Chief Scientific Officer from January 2005 – May 2011. Prior to assuming the role of President and Chief Scientific Officer, Mr. Gasparini was a consultant to the Company beginning in May 2004. Prior to NeoGenomics, Mr. Gasparini was the Director of the Genetics Division for US Pathology Labs, Inc. (“US Labs”) from January 2001 to December 2004. During this period, Mr. Gasparini started the Genetics Division for US Labs and grew annual revenues of this division to $30 million over a 30 month period. Prior to US Labs, Mr. Gasparini was the Molecular Marketing Manager for Ventana Medical Systems from 1999 to 2001. Prior to Ventana, Mr. Gasparini was the Assistant Director of the Cytogenetics Laboratory for the Prenatal Diagnostic Center from 1993 to 1998 an affiliate of Massachusetts General Hospital and part of Harvard University. While at the Prenatal Diagnostic Center, Mr. Gasparini was also an Adjunct Professor at Harvard University. Mr. Gasparini is a licensed Clinical Laboratory Director and an accomplished author in the field of Cytogenetics. He received his BS degree from The University of Connecticut in Biological Sciences and his Master of Health Science degree from Quinnipiac University in Laboratory Administration.

Steven C. Jones – Executive Vice President Finance, Board Member

Mr. Jones has served as a director since October 2003 and as Executive Vice President of Finance since November 30, 2009. Mr. Jones served as Chief Financial Officer for the Company from October 2003 until November 30, 2009. He is a Managing Director in Medical Venture Partners, LLC, a venture capital firm established in 2003 for the purpose of making investments in the healthcare industry. Mr. Jones is also the founder and Chairman of the Aspen Capital Group and has been President and Managing Director of Aspen Capital Advisors since January 2001. Prior to that Mr. Jones was a chief financial officer at various public and private companies and was a Vice President in the Investment Banking Group at Merrill Lynch & Co. Mr. Jones received his B.S. degree in Computer Engineering from the University of Michigan in 1985 and his MBA degree from the Wharton School of the University of Pennsylvania in 1991. He also serves as Chairman of the Board of T3 Communications, Inc. and Chairman of the Board of SpinaDyne, Inc.

Michael T. Dent M.D. – Board Member

Dr. Dent is our founder and a director. Dr. Dent was our President and Chief Executive Officer from June 2001, when he founded NeoGenomics, to April 2004. From April 2004 until April 2005, Dr. Dent served as our President and Chief Medical Officer. Dr. Dent founded the Naples Women’s Center in 1996 and continues his practice to this day. He received his training in Obstetrics and Gynecology at the University of Texas in Galveston. He received his M.D. degree from the University of South Carolina in Charleston, S.C. in 1992 and a B.S. degree from Davidson College in Davidson, N.C. in 1986. He is a member of the American Association of Cancer Researchers and a Diplomat and Fellow of the American College of Obstetricians and Gynecologists. He sits on the Board of the Florida Life Science Biotech Initiative.

Kevin C. Johnson – Board Member

Mr. Johnson is currently serving on the Board of Directors of Precision Therapeutics, a private company and ClearPath Diagnostics, a private company. From May 1996 until January 2003, Mr. Johnson was Chairman, Chief Executive Officer and President of DIANON Systems, Inc., a publicly-traded cancer diagnostic services company providing anatomic pathology and molecular genetic testing services to physicians nationwide. During that time, DIANON grew annual revenues from approximately

$56 million in 1996 to approximately $200 million in 2002, and DIANON’s market capitalization grew from $45 million to approximately $600 million when it was sold to Laboratory Corporation of America (NYSE: LH) in January of 2003. Prior to joining DIANON in 1996, Mr. Johnson was employed by Quest Diagnostics and Quest’s predecessor, the Life Sciences Division of Corning, Incorporated, for 18 years, and held numerous management and executive level positions.

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

William J. Robison – Board Member

Mr. Robison, who is retired, spent his entire 41 year career with Pfizer, Inc. At Pfizer, he rose through the ranks of the sales organization and became Senior Vice President of Pfizer Labs in 1986. In 1990, he became General Manager of Pratt Pharmaceuticals, a then new division of the U.S. Pharmaceuticals Group, and in 1992 he became the President of the Consumer Health Care Group. In 1996 he became a member of Pfizer’s Corporate Management Committee and was promoted to the position of Executive Vice President and head of Worldwide Corporate Employee Resources. Mr. Robison retired from Pfizer in 2001 and currently serves on the Board of Directors of MWI Veterinary Supply Company, Inc. (NASD: MWIV). He is also on the board of trustees of University of Louisiana—Monroe. Mr. Robison was previously a board member and an executive committee member of the USO of Metropolitan New York, Inc., the Human Resources Roundtable Group, the Pharmaceutical Human Resource Council, the Personnel Round Table, and the Employee Relations Steering Committee for The Business Round Table.

George A. Cardoza – Chief Financial Officer

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

Robert H. Horel – Vice President of Sales and Marketing

Mr. Horel has served as Vice President of Sales and Marketing since May 2011. Mr. Horel joined NeoGenomics in December 2006 and served as the Regional Sales Director for NeoGenomics’ Southeastern Region up to the time of his appointment as Vice President. Prior to joining NeoGenomics, Mr. Horel held sales and marketing positions of increasing prominence with Ventana Medical Systems (a developer, manufacturer and marketer of certain medical tests and instruments), US Labs (an anatomic pathology and genetic testing laboratory), and Radiometer America (a medical testing and instrumentation company). Mr. Horel graduated from the United States Naval Academy in 1987, earning a Bachelor of Science Degree with Distinction in Mechanical Engineering, and he served as a pilot in the US Navy before beginning his business career in 1998.

Maher Albitar, M.D. – Chief Medical Officer and Director of Research and Development

Dr. Albitar has served as Chief Medical Officer and Director of Research and Development since January 2012. From 2008 to 2010, Dr. Albitar served as the Medical Director for Hematopathology and Oncology, Nichols Institute of Quest Diagnostics, and Chief R&D Director for Hematopathology and Oncology for Quest Diagnostics, a diagnostic testing, information and services company. From 2003 to 2008, Dr. Albitar served as the Director of Hematopathology for the Nichols Institute of Quest Diagnostics. From 2005 to 2010, Dr. Albitar also served as a Board member of Associated Diagnostics Pathologists, Inc. From 1991 to 2003, Dr. Albitar held various faculty positions at The University of Texas MD Anderson Cancer Center. Dr. Albitar previously served as the Chief Medical Officer of HDC and is currently a member of the Board of Directors of HDC. Dr. Albitar has also served as a consultant to multiple companies. Dr. Albitar received his medical degree in 1979 from Damascus Medical School in Damascus, Syria.

Edwin F. Weidig III – Director of Finance, Principal Accounting Officer

Edwin F. Weidig III has served as Director of Finance and Principal Accounting Officer since January 2012. Mr. Weidig served as the Company’s Corporate Controller from October 2007 until January 2012. Prior to that, from May 2005 to October 2007 he was a Division Controller for Meritage Homes Corporation (NYSE:MTH) in Fort Myers, Florida, and prior to that from January 1999 to May 2005 he worked in public accounting for a local firm in Fort Myers Florida and for the PricewaterhouseCoopers office in Boston, Massachusetts. Mr. Weidig earned his Bachelor of Science degree in Business Administration from Merrimack College. Mr. Weidig holds an active CPA license with the state of Massachusetts.

Nomination Criteria

The following is a summary of certain of the experience, qualifications, attributes and skills that led the Company’s Board of Directors to conclude that such person should serve as a director at the time each was nominated. This information supplements the biographical information provided above.

•

Douglas M. VanOort, Chairman of the Board of Directors and Chief Executive Officer. Mr. VanOort has significant experience in the laboratory industry including experience obtained as Chairman of the Board of Directors and Chief Executive Officer of the Company and as Senior Vice President Operations for Quest Diagnostics, Incorporated. Mr. VanOort also has significant financial experience having served as Executive Vice President and CFO of Corning Life Sciences, Inc. and as an Operating Partner with Summer Street Capital Partners and a Founding Partner of Conundrum Capital Partners. Mr. VanOort is an experienced executive officer and manager as illustrated by the above described positions and others included in the biographical information provided above.

•

Robert P. Gasparini, President and Chief Scientific Officer, Board Member. Mr. Gasparini has a long and distinguished career in genetics in both a commercial setting and academia. His service at NeoGenomics and with U.S. Labs has given him experience in research and development, sales and marketing, business development, and laboratory operations for high complexity lab testing.

•

Steven C. Jones, Executive Vice President of Finance, Board Member, and Chairman of the Compliance Committee. Mr. Jones has a background in investment banking and in investing in the healthcare industry. He has also served as Chief Financial Officer and Chief Executive Officer of various companies, including service to NeoGenomics from 2003 to 2009 as its Chief Financial Officer. Mr. Jones provides valuable experience to NeoGenomics with respect to strategic and financial matters.

•

Michael T. Dent M.D., Board Member. Dr. Dent is the founder of the Company and his experience as a physician gives him valuable insight into the physician market. He is the only medical doctor on our Board of Directors. His experience with running a laboratory information system business also provides insight into technology that may be utilized by the Company.

•

Peter M. Petersen, Board Member. Mr. Peterson has significant experience in capital management, investment banking and in financial management. In addition, he served as President of ARM Financial and transitioned it to a laboratory operating company with 14 clinical laboratory locations. Mr. Petersen also has knowledge and experience in working with institutional investors.

•

William J. Robison, Board Member and Chairman of the Compensation Committee. Mr. Robison spent his entire 41 year career with Pfizer, Inc. which included a position as Executive Vice President and head of Worldwide Corporate Employee Resources and he was a member of the Company’s Corporate Management Committee. This experience makes Mr. Robison highly qualified to be the Chairman of our Compensation Committee. Mr. Robison has extensive health care knowledge and offers valuable insight and recommendations with respect to managing our sales-force, our personnel and compensation policies.

•

Kevin C. Johnson, Board Member. Mr. Johnson spent the majority of his career in the laboratory business and was the CEO for Dianon Systems before it was sold to Laboratory Corporation of America. His experience as a CEO of a rapidly growing laboratory operating in a similar niche of our industry enables him to provide significant and valuable insights as to running a laboratory company and strategies we should pursue.

•

Raymond R. Hipp, Board Member and Chairman of the Audit Committee. Mr. Hipp has experience in mergers and acquisitions, information technology and as CEO of a Company. Mr. Hipp fills an important role with the Company as the Chairman of the Audit Committee and as an audit committee financial expert. Mr. Hipp has valuable experience with the Audit Committee of Gardner Denver, Inc.

Audit Committee Expert

The Audit Committee is comprised of Mr. Hipp, Mr. Johnson and Mr. Peterson, all of whom we believe are “independent” pursuant to NASDAQ Listing Rule 5605(c)(2) and each of whom is an “audit committee financial expert” as such term is defined in Item 407 of Regulation S-K.

Code of Ethics

The Company adopted a new Code of Ethics for its senior financial officers and its principal executive officer during 2011 which was filed as an exhibit to a Current Report on Form 8-K on July 20, 2011. A copy of the Code of Ethics may be obtained, free of charge, by writing to the Secretary of NeoGenomics, Inc., 12701 Commonwealth Drive, Suite 9, Fort Myers, Florida 33913.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and persons who beneficially own more than ten percent of our outstanding shares of common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on information provided to the Company, we believe that all of the Company’s directors, executive officers and persons who beneficially own more than ten percent of our outstanding common stock were in compliance with Section 16(a) of the Exchange Act during the Company’s 2011 fiscal year except (1) Douglas VanOort filed a late Form 4 with respect to the purchase of common stock and (2) Michael T. Dent filed a late Form 4 with respect to the sale of shares of common stock.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned and accrued, in all capacities, during the fiscal years ended December 31, 2011 and 2010, by our Named Executive Officers.

Name and Principal Position	Year	Salary	Bonus	Stock Award	Option Award	Non- Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All Other Compensation	Total
Douglas M. VanOort (1)	2011	$325,000	$175,000	$—	$86,274	$—	$—	$—	$586,274
Chief Executive Officer and Chairman of the Board	2010	$325,000	$9,750	$—	$134,467	$—	$—	$—	$469,217
George A.Cardoza (2)	2011	$221,423	$65,000	$—	$56,132	$—	$—	$—	$342,555
Chief Financial Officer	2010	$189,357	$20,475	$—	$48,370	$—	$—	$—	$258,202
Robert P. Gasparini (2)	2011	$258,333	$57,700	$—	$21,692	$—	$—	$—	$337,725
Chief Scientific Officer	2010	$252,473	$5,000	$—	$35,131	$—	$—	$—	$292,604
Steven C. Jones (3,4)	2011	$—	$55,000	$—	$—	$—	$—	$239,162	$294,162
Executive Vice President Finance	2010	$—	$2,500	$—	$—	$—	$—	$347,550	$350,050

(1)	See Item 8, Note F for a description on the valuation methodology of stock option awards and warrants. Mr. VanOort was granted warrants to purchase 625,000 shares of common stock and the stock compensation expense related to these warrants has been included in option awards.
(2)	See Item 8, Note F for a description on the valuation methodology of stock option awards.
(3)	See Item 8, Note F for a description on the valuation methodology of warrants. Mr. Jones as part of his consulting agreement with NeoGenomics was granted warrants to purchase 450,000 shares of common stock and the stock compensation expense of $148,200 related to these warrants has been included in other compensation in 2010. Half of these warrants were in recognition of cumulative achievements of Mr. Jones for the Company.
(4)	Mr. Jones acts as a consultant in the role of Executive Vice President Finance and this compensation for such roles has been included in other compensation. A description of Mr. Jones’ consulting agreement with the Company is included in Item 13 “Certain Relationships and Related Transactions and Director Independence” below.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2011. The Compensation Committee has been given the authority to set all performance metrics for the vesting of performance-based equity awards, and has the authority to adjust any target financial metrics used for such vesting if it deems it appropriate to do so.

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un- exercisable		Equity Incentive Plan Awards- Number of Securities Underlying Unexercised & Unearned Options	Option Exercise Price	Option Expiration Date
Douglas M. VanOort	872,000	128,000	(1)	—	$0.80	3/15/2016
Chief Executive Officer and Chairman of the Board of Directors Robert P. Gasparini	575,000	—		175,000	0.25	1/1/2015
Chief Scientific Officer	100,000	—		50,000	1.47	2/13/2017
	584,000	—		200,000	0.80	3/12/2015
	150,000	—		50,000	0.62	2/9/2019
George A. Cardoza	75,000	75,000	(1)	—	1.55	11/30/2014
Chief Financial Officer	25,000	75,000	(1)	—	1.46	4/14/2016

(1)	Please see Note G of the consolidated financial statements for a vesting detail.

Director Compensation

Each of our non-employee directors is entitled to receive cash compensation. As of December 31, 2011 the reimbursement was as follows:

•	$6,250 for each calendar quarter served as director

•	$1,000 for each board meeting attended in person

•	$500 for each board meeting attended telephonically

•	$5,000 for each year for a Committee Chairman*

•	$500 per Committee Meeting attended in person

•	$250 per Committee Meeting attended telephonically

*	Incremental Compensation for non-employee Committee Chairmen was increased to $10,000 per year in February 2012.

We also reimburse our directors for travel expenses incurred in connection with attendance at board and committee meetings. The following table provides information concerning the compensation of our non-employee directors for the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash	Stock Awards	Warrant/ Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Michael T. Dent (2)	$33,250	$18,039	$—	$—	$—	$12,000	$63,289
Steven C. Jones (1)	—	—	—	—	—	239,162	239,162
Kevin C. Johnson (2)	30,000	18,039	—	—	—	12,000	60,039
Peter M. Peterson (2)	35,500	18,039	—	—	—	12,000	65,539
William J. Robison (2)	35,000	18,039	—	—	—	12,000	65,039
Raymond R. Hipp (2)	38,250	18,039	—	—	—	12,000	68,289

(1)	Other compensation for Mr. Jones reflects his consulting compensation for serving as our Executive Vice President of Finance.
(2)	On April 27, 2011, the Company granted 24,000 shares of restricted stock to each of the five non-officer directors of the Company for a total of 120,000 restricted shares. These directors were elected by the shareholders and the stock award is for service on the Board of Directors only. Such restricted shares vest a rate of 2,000 shares per quarter on the last day of each calendar quarter beginning on June 30, 2011 and ending on March 31, 2014 so long as each director remains a member of the Board of Directors. The fair market value of each grant of restricted stock on award date was deemed to be $34,560 or $1.44 per share, which was the closing price of the Company’s common stock on the day before the grant as approved by the board of directors. The company has also agreed to reimburse each Director $12,000 to offset the income taxes due on such restricted stock awards.

Employment Agreements and Potential Payments Upon Termination or Change in Control

The Company is a party to employment contracts with several of its officers that contain commitments as detailed below.

On March 12, 2008, we entered into an employment agreement with Robert Gasparini, our Chief Scientific Officer, to extend his employment with the Company for an additional four year term. This employment agreement was retroactive to January 1, 2008 and provides that it will automatically renew after the initial four year term for one year increments unless either party provides written notice to the other party of their intention to terminate the agreement 90 days before the end of the initial term (or any renewal term). The employment agreement specifies an initial base salary of $225,000/year with specified salary increases tied to achieving revenue goals. Mr. Gasparini is also entitled to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain targets established by the Board of Directors. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the CEO of the Company and approved by the Board of Directors. In addition, Mr. Gasparini was granted 784,000 stock options at an exercise price of $0.80 and with a seven year term so long as Mr. Gasparini remains an employee of the Company. The vesting period for these options was complete as of December 31, 2011. Mr. Gasparini’s employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. In the event that Mr. Gasparini is terminated without cause by the Company, the Company has agreed to pay Mr. Gasparini’s base salary and maintain his benefits for a period of a year. This contract renewed automatically on January 1, 2012. Per the terms of the agreement Mr. Gasparini’s salary increased to $275,000 on January 1, 2012.

On March 16, 2009, the Company entered into an employment agreement with Douglas M. VanOort to employ Mr. VanOort in the capacity of Executive Chairman and interim Chief Executive Officer. Such employment agreement was amended on October 28, 2009 to appoint Mr. VanOort as Chairman and Chief Executive Officer (the employment agreement, as amended, hereafter, the “Employment Agreement”). The Employment Agreement had an initial term from March 16, 2009 through March 16, 2013, which subsequent to the initial term automatically renews for one year periods. Pursuant to the Employment Agreement, Mr. VanOort receives a base salary of $325,000 per year and is eligible to receive an annual cash bonus for any given fiscal year in an amount equal to 60% of his base salary if he meets certain goals established for him by the Compensation Committee of the Board. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the Compensation Committee. Mr. VanOort is also entitled to participate in all of the Company’s employee benefit plans and any other benefit programs established for officers of the Company. In the event that Mr. VanOort is terminated without cause by the Company, the Company has agreed to pay Mr. VanOort’s base salary and maintain his benefits for a period of a year.

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

On March 16, 2009, the Company and the Douglas M. VanOort Living Trust entered into a Subscription Agreement (the “Subscription Agreement”) pursuant to which the Douglas M. VanOort Living Trust purchased 625,000 shares of the Company’s common stock at a purchase price of $0.80 per share (the “Subscription Shares”). The Subscription Shares are subject to a two year lock-up that restricts the transfer of the Subscription Shares; provided, however, that such lock-up shall expire in the event that the Company terminates Mr. VanOort’s employment. The Subscription Agreement also provides for certain piggyback registration rights with respect to the Subscription Shares. In addition to the Subscription Agreement, on March 16, 2009, the Company and Mr. VanOort entered into a Warrant Agreement (the “Warrant Agreement”) pursuant to which Mr. VanOort, subject to the vesting schedule described below, may purchase up to 625,000 shares of the Company’s common stock at an exercise price of $1.05 per share (the “Warrant Shares”). The Warrant Shares vest based on the following vesting schedule:

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

On February 14, 2012, Mr. VanOort had his annual salary raised to $425,000 per year and was granted a supplemental non-qualified stock option to purchase 800,000 shares of common stock at an exercise price of $1.71 per share, which option has a five year term (the “Supplemental Options”). These Supplemental Options are scheduled to vest according to the passage of time with 200,000 shares vesting each year on the anniversary of the grant date for the first four years after the grant.

In the event of a change of control of the Company in which the consideration payable to common stockholders of the Company in connection with such change of control has a deemed value of at least $4.00 per share, the Warrant Shares and the Supplemental Options shall immediately vest in full. In the event that Mr. VanOort resigns his employment with the Company or the Company terminates Mr. VanOort’s employment for “cause” at any time prior to the time when all Warrant Shares and Supplemental Options have vested, then the rights under the Warrant Agreement and the Supplemental Options with respect to the unvested portion of each will immediately terminate as of the date of termination.

On November 30, 2009, we entered into an employment agreement with George Cardoza, our Chief Financial Officer. The Employment Agreement has an initial term from November 30, 2009 through November 29, 2013, which initial term automatically renews for one year periods. The employment agreement specifies an initial base salary of $190,000/year, which was subsequently increased to $225,000 per year in February 2011. Mr. Cardoza is also entitled beginning with the year ended December 31, 2010 to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain goals established by the CEO and approved by the Board of Directors. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the CEO of the Company and approved by the Board of Directors. In addition, Mr. Cardoza was granted 150,000 stock options at an exercise price of $1.55 and with a five year term so long as Mr. Cardoza remains an employee of the Company. These options are scheduled to vest according to the passage of time. Mr. Cardoza’s employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. In the event that Mr. Cardoza is terminated without cause by the Company, the Company has agreed to pay Mr. Cardoza’s base salary and maintain his benefits for a period of six months. On April 14, 2011 Mr. Cardoza was granted an additional option to purchase 100,000 shares of common stock at an exercise price of $1.46 per share. Such option has a five year term and vests 25,000 shares per year on the anniversary of the grant date for the first four years after the grant. In the event of a change of control of the Company, all of Mr. Cardoza’s unvested options shall immediately vest.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 31, 2012, with respect to each person known by the Company to own beneficially more than 5% of the Company’s outstanding common stock, each director and officer of the Company and all directors and executive officers of the Company as a group. The Company has no other class of equity securities outstanding other than common stock.

Title of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership (1)	Percent Of Class(1)
Common	Aspen Select Healthcare, LP (2) 1740 Persimmon Drive, Suite 100 Naples, Florida 34109	10,426,508	23.3%
Common	Steven C. Jones (3) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	12,013,691	26.3%
Common	Michael T. Dent, M.D. (4) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	2,188,707	4.8%
Common	Douglas M. VanOort (5) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	1,833,556	4.0%
Common	Robert P. Gasparini (6) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	1,452,430	3.1%
Common	Raymond R. Hipp c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	71,143	*
Common	Kevin C. Johnson c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	90,667	*
Common	Peter M. Peterson (7) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	336,745	*
Common	William J. Robison (8) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	168,713	*
Common	George A. Cardoza (9) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	164,480	*

Common	Maher Albitar, M.D. (10) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	—	*
Common	Robert Horel (11) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	51,500	*
Common	Edwin F. Weidig III (12) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	34,500	*
Common	Directors and Officers as a Group (13 persons) (13)	18,193,387	37.2%
Common	Abbott Laboratories, Inc. 100 Abbott Park Road Dept. 322, Bldg. AP6A-2 Abbott Park, Illinois 60064-6049	3,500,000	7.8%
Common	Kinderhook Partners, LP (14) 1 Executive Drive, Suite 160 Fort Lee, NJ 07024	4,091,936	9.1%
Common	SKL Family Limited Partnership (15) 984 Oyster Court Sanibel, FL 33957	2,767,785	6.2%
Common	1837 Partners, LP., 1837 Partners, QP,LP., and 1837 Partner Ltd. (1837 RMB Managers, LLC and affiliates) (16) 115 South LaSalle St., 34th Floor Chicago, IL 60603	4,177,535	9.3%
Common	Blair R. Haarlow (17) c/o RMB Capital 115 South LaSalle St., 34th Floor Chicago, IL 60603	4,133,335	9.2%
Common	Francis Tuite (18) c/o RMB Capital 115 South LaSalle St., 34th Floor Chicago, IL 60603	3,729,925	8.3%

*	Less than one percent (1%)
(1)	The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of January 31, 2012, through the exercise of any stock option or other right. As of January 31, 2012, 44,796,777 shares of the Company’s common stock were outstanding.
(2)	Aspen Select Healthcare, LP (Aspen) has direct ownership of 8,038,123 shares. Also includes 2,388,385 shares to which Aspen has received a voting proxy. The general partner of Aspen is Medical Venture Partners, LLC, an entity controlled by Steven C. Jones.

(3)	Steven C. Jones, Executive Vice President - Finance and director of the Company, has direct ownership of 403,804 shares and warrants exercisable within 60 days of January 31, 2012 to purchase an additional 795,301 shares. Totals for Mr. Jones also include (i) 129,412 shares owned by Aspen Opportunity Fund, LP, an investment partnership that Mr. Jones and Mr. Peterson control, (ii) 50,476 shares owned by Jones Network, LP, a family limited partnership that Mr. Jones controls, (iii) 90,000 shares owned by the Steven & Carisa Jones Defined Benefit Pension Plan & Trust (iv) warrants exercisable within 60 days of January 31, 2012 to purchase 83,333 shares that are owned by Gulf Pointe Capital, LLC, a company that Mr. Jones and Mr. Peterson control, and (v) 34,857 shares held in certain individual retirement and custodial accounts. In addition, as the Managing Member of the general partner of Aspen, he has the right to vote all shares controlled by Aspen, thus all Aspen shares have been added to his total (see Note 2).
(4)	Michael T. Dent, M.D. is a director of the Company. Dr. Dent’s beneficial ownership includes 900,000 shares held in a trust for the benefit of Dr. Dent’s children (of which Dr. Dent and his attorney are the sole trustees), warrants exercisable within sixty days of January 31, 2012 to purchase 100,000 shares and options exercisable within sixty days of January 31, 2012 to purchase 400,000 shares. Dr. Dent’s beneficial ownership also includes 788,707 shares owned directly by Dr. Dent or jointly with his spouse.
(5)	Douglas M. VanOort, the Chairman and CEO of the Company, has direct ownership of 812,556 shares, warrants exercisable within 60 days of January 31, 2012 to purchase 125,000 shares of stock and options exercisable within sixty days of January 31, 2012 to purchase 896,000 shares.
(6)	Robert P. Gasparini, Chief Scientific Officer of the Company, has direct ownership of 43,430 shares and options exercisable within 60 days of January 31, 2012 to purchase 1,409,000 shares.
(7)	Peter M. Peterson, a director of the Company, has direct ownership of 24,000 shares and warrants exercisable within 60 days of January 31, 2012 to purchase 100,000 shares. Mr. Peterson’s beneficial ownership also includes (i) warrants exercisable within 60 days of January 31, 2012 to purchase an additional 83,333 shares that are owned by Gulf Pointe Capital, LLC, a company that Mr. Jones and Mr. Peterson control, and (ii) 129,412 shares owned by Aspen Opportunity Fund, LP, an investment partnership that Mr. Jones and Mr. Peterson control.
(8)	William J. Robison, a director of the Company, has direct ownership of 93,713 shares and warrants exercisable within 60 days of January 31, 2012 to purchase 75,000 shares.
(9)	George A. Cardoza, Chief Financial Officer, has direct ownership of 64,480 shares and options exercisable within 60 days of January 31, 2012 to purchase 100,000 shares.
(10)	Dr. Maher Albitar, Chief Medical Officer, joined the Company in January 2012 and none of his options are exercisable within 60 days of January 31, 2012.
(11)	Robert Horel, Vice President of Sales and Marketing, has options exercisable within 60 days of January 31, 2012 to purchase 51,500 shares.
(12)	Edwin F. Weidig, III, Principal Accounting Officer, has options exercisable within 60 days of January 31, 2012 to purchase 34,500 shares.
(13)	The total number of shares listed eliminates double counting of shares that may be beneficially attributable to more than one person.
(14)	As set forth on a Schedule 13G jointly filed with the SEC on February 14, 2012 by Kinderhook Partners, L.P. (the “Partnership”), Kinderhook GP, LLC (the “General Partner”), Stephen J. Clearman and Tushar Shah. Stephen J. Clearman and Tushar Shah are co-managing members of Kinderhook GP, LLC, the General Partner of Kinderhook Partners, L.P., and as a result, Mr. Clearman and Mr. Shah may be deemed to control such entities. In addition, Mr. Clearman and Mr. Shah are co-managing members of Kinderhook Capital Management, LLC, the investment adviser (the “Investment Advisor) of the Partnership, responsible for making investment decisions with respect to the Partnership. Accordingly, Mr. Clearman and Mr. Shah may be deemed to have a beneficial interest in the shares of common stock listed by virtue of their indirect control of the Partnership’s, General Partner’s, and Investment Adviser’s power to vote and/or dispose of such shares of common stock. The Partnership, the General Partner, Mr. Clearman and Mr. Shah disclaim beneficial ownership of the shares of the listed shares of common stock except to the extent of their pecuniary interest, if any, therein.
(15)	SKL Family Limited Partnership has direct ownership of 2,747,785 shares and Lance Logan has direct ownership of 20,000 shares. The general partners of the SKL Family Limited Partnership are the Kent Logan Irrevocable Trust u/t/d 2/6/2009 and the Lance Logan Irrevocable Trust u/t/d 2/6/2009, with Kent Logan and Lance Logan as co-trustees of each trust.
(16)	1837 RMB Managers, LLC and its affiliates have direct ownership of 4,177,535 shares. 1837 RMB Managers, LLC acts as the general partner and makes all the investment decisions for 1837 Partners LP., 1837 Partners QP, LP and 1837 Partners LTD who own the shares listed. Shares listed also include amounts owned personally by affiliates of RMB Managers, LLC.
(17)	Blair R. Haarlow has direct ownership of 80,500 shares and controls certain trusts which own 365,910 shares. In addition, as a managing member of 1837 RMB Managers, LLC, he has the right to vote all shares controlled by 1837 RMB Managers, thus all shares owned or controlled by 1837 RMB Managers, LLC have been added to his total (see Note 15).
(18)	Frances E. Tuite has direct ownership of 43,000 shares. In addition, as a managing member of 1837 RMB Managers, LLC, she has the right to vote all shares controlled by 1837 RMB Managers, thus all shares owned or controlled by 1837 RMB Managers, LLC have been added to her total (see Note 15).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Consulting Agreement

During 2011 and 2010, Steven Jones, a director of the Company, earned $198,334 and $201,850, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones is a member of the Board of Directors Compliance Committee and was a member of the Compensation Committee through May of 2010.

On May 3, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with Steven Jones (the “Consultant” or “Mr. Jones”) whereby Mr. Jones would continue to provide consulting services to the Company in the capacity of Executive Vice President of Finance. The Consulting Agreement has an initial term from May 3, 2010 through April 30, 2013, which initial term automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. In addition, the Company has the right to terminate the Consulting Agreement by giving written notice to the Consultant twelve months prior to the effective date of termination. The Consultant has the right to terminate the Consulting Agreement by giving written notice to the Company three months prior to the proposed termination date, provided, however, the Consultant is required to provide an additional three months of transition services to the Company upon reasonable request by the Company. The Consulting Agreement specifies an annual base retainer compensation of $180,000 per year, which was subsequently increased to $200,000 per year in February 2011. Mr. Jones is also eligible to receive an annual cash bonus based on the achievement of certain performance metrics with a target of 30% of his base retainer. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the CEO of the Company and approved by the Board of Directors.

The Company also agreed that it would issue to the Consultant a warrant to purchase 450,000 shares of the Company’s common stock. The warrant has a) a seven year term, b) an exercise price of $1.50 per share, c) the ability to do a cashless net exercise, and d) vesting as follows:

i)	225,000 of such warrant shares vested immediately which included recognition for cumulative achievements for the Company by Mr. Jones; and

ii)	112,500 of such warrant shares vest according to the passage of time, with 4,687 warrant shares vesting on the last day of each calendar month for twenty-three (23) months, beginning with the month ended May 31, 2010 and continuing until the month ending March 31, 2012 and 4,699 warrant shares vest on April 30, 2012 so long as Consultant continues to provide services to the Company pursuant to this Agreement or any successor agreement.

iii)	112,500 of such warrant shares vested based on the Company meeting certain financial goals.

The Consulting Agreement also provides that the vesting schedule of such warrant shall also specify that any unvested warrant shares shall vest upon the occurrence of a change of control.

Laboratory Information System

On March 11, 2005, we entered into an agreement with HCSS, LLC and eTelenext, Inc. to enable NeoGenomics to use eTelenext’s Accessioning Application, AP Anywhere Application and CMQ Application. HCSS, LLC was owned 66.7% by Dr. Michael T. Dent, a member of our Board of Directors. On June 18, 2009, we entered into a Software Development, License and Support Agreement with HCSS, LLC and eTelenext, Inc. to upgrade the Company’s laboratory information system to a new version called APvX. This agreement had an initial term of 5 years from the date of acceptance and called for monthly fees of $8,000-$12,000 during the term. In June 2010, HCSS and eTelenext were merged into eTelenext’s parent company, PathCentral, Inc. Dr. Dent owned approximately 3% of PathCentral, Inc. at December 31, 2010. In May 2011, PathCentral, Inc. agreed to provide the source code of our APVX installation to us in exchange for a release of any further obligations to NeoGenomics and in connection with such transaction our agreement with PathCentral, Inc. was terminated. During the years ended December 31, 2011 and 2010, we incurred licensing and software customization fees from HCSS/eTelenext/PathCentral, Inc. of approximately $97,506 and approximately $286,000, respectively.

Gulf Pointe Capital Lease Agreement

On September 30, 2008, we entered into a master lease agreement (the “Master Lease”) with Gulf Pointe Capital, LLC (“Gulf Pointe”) which provided for $130,000 of lease financing after it was determined that the lease facility with Leasing Technologies, Inc. would not allow for the leasing of certain used and other types of equipment. Three members of our Board of Directors at the time we entered into the Master Lease, Steven Jones, Peter Petersen and Marvin Jaffe, were affiliated with Gulf Pointe and recused themselves from both sides of all negotiations concerning this transaction. The terms under this lease are consistent with the terms of our other lease arrangements and provided for the sale/leaseback of approximately $130,000 of used laboratory equipment. The lease had a 30 month term and called for monthly payments of $5,155. In consideration for entering into the Master Lease, the Company issued 32,475 common stock warrants to Gulf Pointe with an exercise price of $1.08 and a five year term. The warrants were valued at approximately $11,000 using the Black-Scholes option pricing model. This first lease schedule under the master lease agreement was completed in July 2011, and the Company elected to exercise its end of lease option to purchase the equipment for $16,887.

On February 9, 2009, we amended our Master Lease with Gulf Pointe to increase the maximum size of the facility to $250,000 and entered into a second schedule under the Master Lease for the sale/leaseback of approximately $118,000 of used laboratory equipment. This second lease had a 30 month term at the same lease rate factor per month as the first lease, which equates to monthly payments of $4,690. As part of this amendment, we terminated the original warrant agreement dated September 30, 2009 and replaced it with a new warrant to purchase 83,333 shares of our common stock. Such new warrants have a five year term, an exercise price of $0.75 per share and the same vesting schedule as the original warrants. The replacement warrants were valued using the Black-Scholes option pricing model and the value did not materially differ from the valuation of the original warrants they replaced. This second lease schedule was completed in December 2011, and the Company elected to exercise its end of lease option to purchase the equipment for $13,039.

Research DX, LLC

During 2009, we began contracting with ResearchDX, L.L.C. (“ResearchDX”) to provide clinical trial management services on our behalf. During 2010, we began to receive various specimens for testing from ResearchDX and we continued to outsource our clinical trial management and cytogenetic overflow testing volume to them for processing. Matthew Moore, our former Vice President of Research and Development until March 31, 2011 owned 50% of ResearchDX. During the years ended December 31, 2011 and 2010, we received specimen testing revenue of approximately $63,000 and $33,000, respectively and incurred expenses of approximately $339,000 and $233,000, respectively with ResearchDX.

Sale of Securities

Between January 10, 2011 and January 12, 2011, the Parent Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”) pursuant to which the Parent Company has sold to the Investors an aggregate of 2,001,667 shares of the Parent Company’s common stock, at a price of $1.50 per share (the “Common Stock Financing”). In connection with the Common Stock Financing, the Parent Company also entered into registration rights agreements with the Investors.

The Investors included, among others, (i) the Douglas M. VanOort Living Trust (of which Douglas VanOort, Chief Executive Officer and Chairman of the Company’s Board of Directors, is affiliated), (ii) the Steven and Carisa Jones Defined Benefit Pension Plan & Trust (of which Steven Jones, Executive Vice President – Finance and a director of the Company, is affiliated), (iii) The George A. Cardoza Family Trust (of which George Cardoza, the Company’s Chief Financial Officer, is affiliated), (iv) Mark W. Smits (who was previously the Company’s Vice President of Sales and Marketing) and (v) Kevin C. Johnson (who is a director of the Company).

Independent Directors

We believe that Dr. Dent, Mr. Johnson, Mr. Hipp, Mr. Petersen and Mr. Robinson are considered to be “independent” as that term is defined by NASDAQ Listing Rule 5605(a)(2).

The Audit Committee is comprised of Mr. Johnson, Mr. Petersen and Mr. Hipp. Under the more stringent rules for the composition of Audit Committee members set forth in NASDAQ Listing Rule 5605(c)(2), we believe that Mr. Johnson, Mr. Hipp and Mr. Peterson are considered to be “independent”. Mr. Hipp is the chair of the Audit Committee.

The Compensation Committee is comprised of Mr. Robison, Mr. Petersen, and Dr. Dent, all of whom we believe are “independent” as that term is defined by NASDAQ Listing Rule 5605(a)(2). Mr. Robison is the chair of the Compensation Committee.

The Compliance Committee is comprised of Mr. Jones, Mr. Johnson, and Dr. Dent. Mr. Jones is not considered “independent” as that term is defined by NASDAQ Listing Rule 5605(a)(2), because Mr. Jones is an officer of the Company. Mr. Jones is the chair of the Compliance Committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants Kingery and Crouse, P.A. with respect to our last two fiscal years:

	2011	2010
Audit fees	$104,879	$99,000
Audit Related Fees	—	—
Tax fees	—	7,000
All other fees	9,500	14,000

All audit fees are approved by our Audit Committee and Board of Directors, and are limited to services provided on the Company’s annual and quarterly reports filed with the Securities and Exchange Commission (the “SEC”). Audit related fees are fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are not included under “audit fees.” Tax fees are related to the Company’s filing of federal and state income tax returns. All other fees consist primarily of services performed related to other SEC filings and related correspondence.

The Company has retained a different firm to provide tax services in 2009 and going forward. The fees paid to Kingery & Crouse in 2010 related to previous tax years.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, including the estimated fees and other terms of any such engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on February 10, 1999

3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2002	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.4	Amended and Restated Bylaws	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, as filed with the SEC on May 14, 2009

4.1	Amended and Restated Equity Incentive Plan effective as of March 3, 2009	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

4.2	Warrant Agreement dated January 6, 2012 between NeoGenomics, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

4.3	Form of Stock Option Agreement between NeoGenomics, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.1	Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.2	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.3	Guaranty of NeoGenomics, Inc., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.4	Stock Pledge Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.5	Warrants issued to Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.6	Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.7	Amended and Restated Shareholders’ Agreement dated March 23, 2005 among NeoGenomics, Inc., a Nevada corporation, Michael Dent, Aspen Select Healthcare, LP, John Elliot, Steven Jones and Larry Kuhnert	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on November 28, 2008

10.8	Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.9	Registration Rights Agreement with Cornell Capital Partners, L.P. related to the Standby Equity Distribution dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.10	Placement Agent Agreement with Spartan Securities Group, Ltd., related to the Standby Equity Distribution dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.11	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.12	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.13	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.14	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.15	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.16	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.17	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.18	Agreement with Power3 Medical Products, Inc. regarding the Formation of Joint Venture & Issuance of Convertible Debenture and Related Securities	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC on April 2, 2007

10.19	Securities Purchase Agreement, dated April 17, 2007, by and between NeoGenomics, Inc. and Power3 Medical Products, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, as filed with the SEC on May 15, 2007

10.20	Convertible Debenture, dated April 17, 2007, issued by Power3 Medical Products, Inc. to NeoGenomics, Inc. in the principal amount of $200,000	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, as filed with the SEC on May 15, 2007

10.21	Letter Agreement, by and between NeoGenomics, Inc. and Noble International Investments, Inc.	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.22	Subscription Documents	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.23	Investor Registration Right Agreement	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.24†	Revolving Credit and Security Agreement, dated February 1, 2008, by and between NeoGenomics, Inc., a Nevada corporation, NeoGenomics, Inc., a Florida corporation, and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.25	Employment Agreement, dated March 12, 2008, between NeoGenomics, Inc. and Mr. Robert P. Gasparini	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.26	Employment Agreement, dated June 24, 2008, between NeoGenomics, Inc. and Mr. Jerome Dvonch	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.27	Common Stock Purchase Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.28	Registration Rights Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.29	Master Lease Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Florida corporation, and Leasing Technologies International Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.30	Guaranty Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Leasing Technologies International, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.31	First Amendment to Revolving Credit and Security Agreement, dated November 3, 2008, among NeoGenomics, Inc., a Florida corporation, NeoGenomics, Inc., a Nevada corporation, and CapitalSource Finance LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.32	Employment Agreement, dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.33	Subscription Agreement dated March 16, 2009 between the Douglas M. VanOort Living Trust and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.34	Warrant Agreement dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.35†	Second Amendment to Revolving Credit and Security Agreement, dated April 14, 2009, among NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.36	Common Stock Purchase Agreement, dated July 24, 2009, between NeoGenomics, Inc. and Abbott Laboratories	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.37	Registration Rights Agreement dated July 24, 2009 between NeoGenomics, Inc. and Abbott Laboratories	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 30, 2009

10.38	Employment Letter dated July 22, 2009 between NeoGenomics, Inc. and Grant Carlson	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.39†	Strategic Supply Agreement dated July 24, 2009, between NeoGenomics Laboratories, Inc. and Abbott Molecular Inc.	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.40	Amended and Restated Employment Agreement dated October 28, 2009 between NeoGenomics, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2009

10.41	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and George Cardoza	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.42	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and Jack G. Spitz	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.43	Third Amendment to Revolving Credit and Security Agreement dated March 26, 2010 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 29, 2010

10.44†	Amended and Restated Revolving Credit and Security Agreement dated April 26, 2010 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.45	Consulting Agreement dated May 3, 2010 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 4, 2010.

10.46	Warrant Agreement dated May 3, 2010 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 4, 2010.

10.47	Offer Letter between NeoGenomics Laboratories, Inc. and Marydawn Miller dated June 16, 2010	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.48	Offer Letter between NeoGenomics Laboratories, Inc. and Mark Smits dated July 26, 2010	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2010

10.49	Master Lease Agreement dated September 9, 2011 between the Company and Garic, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, as filed with the SEC on October 25, 2011

10.50	Medical Services Agreement dated January 6, 2012 between Albitar Oncology Consulting, LLC and NeoGenomics Laboratories, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.51	Letter Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.52	Confidentiality and Non-Competition Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.53	Confidentiality, Title to Work Product and Non-Solicitation Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.54	Master License Agreement, dated January 6, 2012, between NeoGenomics Laboratories, Inc. and Health Discovery Corporation	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.55	Stock Option Agreement, dated February 14, 2012, between NeoGenomics Laboratories, Inc. and Douglas M. VanOort	Provided herewith

14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 14, 2011

21.1	Subsidiaries of NeoGenomics, Inc.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 14, 2009

23.1	Consent of Kingery & Crouse, P.A.	Provided herewith

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders Equity (iv) the Consolidated Statements of Cash Flows and (v) related notes.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. The omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2012	NEOGENOMICS, INC.

	By:	/s/ DOUGLAS M. VANOORT
	Name:	Douglas M. VanOort
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ DOUGLAS M. VANOORT Douglas M. VanOort	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2012

/s/ ROBERT P. GASPARINI Robert P. Gasparini	Chief Scientific Officer and Director	March 12, 2012

/s/ STEVEN C. JONES Steven C. Jones	Executive Vice President, Finance and Director	March 12, 2012

/s/ GEORGE A. CARDOZA George Cardoza	Chief Financial Officer (Principal Financial Officer)	March 12, 2012

/s/ EDWIN F. WEIDIG III Edwin F. Weidig III	Director of Finance (Principal Accounting Officer)	March 12, 2012

/s/ MICHAEL T. DENT Michael T. Dent, M.D.	Director	March 12, 2012

/s/ KEVIN C. JOHNSON Kevin C. Johnson	Director	March 12, 2012

/s/ PETER M. PETERSON Peter M. Peterson	Director	March 12, 2012

/s/ WILLIAM J. ROBISON William J. Robison	Director	March 12, 2012

/s/ RAYMOND R. HIPP Raymond R. Hipp	Director	March 12, 2012