Form 10-Q
period 2012-03-31
NEOGENOMICS INC
filed 2012-05-14
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

As of May 3, 2012, the registrant had 44,865,668 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiary, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories” or the “Subsidiary”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 2012.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,756	$2,628
Restricted cash	300	500
Accounts receivable (net of allowance for doubtful accounts of $2,293 and $2,150, respectively)	10,683	7,894
Inventories	1,312	1,202
Other current assets	937	954

Total current assets	15,988	13,178

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $7,402 and $6,653 respectively)	7,355	6,642

INTANGIBLE ASSETS (net of accumulated amortization of $14 and $- , respectively)	2,968	—
OTHER ASSETS	129	129

TOTAL ASSETS	$26,440	$19,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,316	$2,529
Accrued compensation	1,617	2,137
Accrued expenses and other liabilities	818	773
Short-term portion of equipment capital leases	2,312	2,107
Revolving credit line	6,686	3,898

Total current liabilities	14,749	11,444

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	3,021	2,608

TOTAL LIABILITIES	17,770	14,052

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 44,851,013 and 43,416,200 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	45	43
Additional paid-in capital	30,659	28,490
Accumulated deficit	(22,034)	(22,636)

Total stockholders’ equity	8,670	5,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,440	$19,949

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011

NET REVENUE	$15,160	$8,805

COST OF REVENUE	8,016	4,940

GROSS MARGIN	7,144	3,865

OPERATING EXPENSES
General and administrative	3,750	2,704
Research and development	497	119
Sales and marketing	2,036	1,753

Total operating expenses	6,283	4,576

INCOME / (LOSS) FROM OPERATIONS	861	(711)

INTEREST INCOME (EXPENSE) - NET	(258)	(182)

INCOME (LOSS) BEFORE INCOME TAXES	603	(893)

BENEFIT (PROVISION) FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$603	$(893)

NET INCOME (LOSS) PER SHARE
- Basic	$0.01	$(0.02)
- Diluted	$0.01	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- Basic	44,697	41,734
- Diluted	47,424	41,734

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$603	$(893)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts	839	594
Amortization of intangibles	14	—
Depreciation of property and equipment	749	488
Amortization of debt issue costs	9	11
Stock-based compensation – options	105	93
Stock-based compensation – warrants and restricted stock	46	33
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(3,628)	(1,550)
(Increase) decrease in inventories	(109)	(24)
(Increase) decrease in prepaid expenses	7	389
(Increase) decrease in other current assets	(—)	(19)
Increase (decrease) in accounts payable and other liabilities	300	(666)

NET CASH USED IN OPERATING ACTIVITIES	(1,065)	(1,544)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(1,037)	—
Purchases of property and equipment	(277)	(71)

NET CASH USED IN INVESTING ACTIVITIES	(1,314)	(71)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	200	—
Advances on credit facility	2,788	410
Repayment of capital leases	(555)	(377)
Issuance of common stock and warrants for cash, net of transaction expenses	74	3,018

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,507	3,051

NET INCREASE IN CASH AND CASH EQUIVALENTS	128	1,436
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,628	1,097

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,756	$2,533

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$250	$174

Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$1,174	$141

Non-cash intangible asset purchase	$1,945	$—

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

NOTE A — NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

Nature of Business

NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiary, NeoGenomics Laboratories, Inc., a Florida corporation (“NeoGenomics Laboratories” or the “Subsidiary”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These financial statements include the accounts of the Parent and the Subsidiary. All intercompany transactions and balances have been eliminated in the accompanying financial statements.

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 12, 2012.

The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for any future periods. In the opinion of management, these unaudited consolidated financial statements include all adjustments and accruals, consisting only of normal recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these consolidated financial statements include, but are not limited to, those related to revenues, accounts receivable and related reserves, contingencies, useful lives and recovery of long-term and intangible assets, income taxes, and the fair value of stock-based compensation. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist of compensation and benefits for research and development personnel, amortization of intangibles, related supplies, inventory and payment for samples to complete validation studies. These expenses were incurred to develop new genetic tests.

Intangible Assets

Intangible assets with finite useful lives are recorded at fair value which is our cost, less accumulated amortization. Amortization is recognized over the estimated useful lives of the assets. The Company’s intangible assets are related to our license agreement with Health Discovery Corporation.

Concentrations of Credit Risk

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to whom the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. Over the last year, we have expanded our relationship with a large oncology practice with multiple office locations, each of which is a separate client to NeoGenomics. For the three months ended March 31, 2012, all of the affiliated client office locations from this oncology practice combined represented approximately 18.0% of our revenue compared to 1.3% of revenue for the quarter ended March 31, 2011. All other clients were less than 5% of total revenue individually.

Net Income (Loss) Per Common Share

We compute income (loss) per share in accordance with generally accepted accounting standards. Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. During the three months ended March 31, 2012 we reported net income and accordingly, common equivalent shares outstanding as of March 31, 2012 which consisted of employee stock options and warrants issued to consultants, providers of financing to the Company and others, were included in diluted net income per common share calculations as of such date because they were dilutive. Diluted net (loss) per share is computed by dividing the net (loss) for the period by the weighted average number of common shares outstanding during the period using the treasury stock method. For the three months ended March 31, 2011, we reported a net (loss) and accordingly, common equivalent shares outstanding as of March 31, 2011 which consisted of employee stock options and warrants issued to consultants, providers of financing to the Company and others, were excluded from diluted net (loss) per common share calculations as of such dates because they were anti-dilutive.

Income Taxes

We compute income taxes in accordance with applicable accounting standards. Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods for property and equipment, stock based compensation expense and the timing of recognition of bad debts.

We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions. We follow a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements. As of March 31, 2012 we had no provision for related income taxes because we have large Net Operating Loss positions to offset our current net income.

NOTE C — REVOLVING CREDIT AND SECURITY AGREEMENT

On March 26, 2012, the Parent Company, NeoGenomics Laboratories (“Borrower”), and CapitalSource Finance LLC (“Capital Source”) entered into a First Amendment (the “Amendment”) to the Amended and Restated Revolving Credit and Security Agreement, dated April 26, 2010 (the “Amended and Restated Credit Agreement” or the “Credit Facility”). The Amended and Restated Credit Agreement amended and restated the original Revolving Credit and Security Agreement dated February 1, 2008, as amended, among the Parent Company, Borrower and CapitalSource (the “Original Credit Agreement”). The terms of the Amendment and the Amended and Restated Credit Agreement are substantially similar except that the Amendment, among other things:

I.)	Increases the maximum principal amount of the revolving credit facility (the “Facility Cap”) to $8.0 million from $5.0 million; provided, that the Borrower may request to increase the Facility Cap twice during the term of the Amended and Restated Credit Agreement in increments of $1.0 million to a maximum of $10,000,000;

II.)	Extends the term of the Amended and Restated Credit Agreement to March 26, 2015;

III.)	Revises the definition of “Minimum Termination Fee” to be:

a.	2.5% of the Facility Cap if the “Revolver Termination” (as defined in the Agreement) is at any time before March 26, 2013;

b.	1.5% of the Facility Cap if the Revolver Termination is after March 26, 2013 but before March 26, 2014;

c.	0.5% of the Facility Cap if the Revolver Termination is on or after March 26, 2014; and

d.	That there shall be no Minimum Termination Fee if the Revolver Termination occurs within five (5) days of the end of the term.

IV.)	Modifies the definition of “Permitted Indebtedness” and “Fixed Charge Coverage Ratio”; and

V.)	Amends Section 3.1 of the Amended and Restated Credit Agreement by deleting “the LIBOR shall be not less than 2.0%” and replacing it with “the LIBOR shall be not less than 1.0%”.

We paid Capital Source a commitment fee of $80,000 in connection with the Amendment.

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month. At March 31, 2012, the effective rate of interest was 5.25% and the available credit under the Credit Facility was approximately $800,000 and the outstanding borrowing was $6,686,000 after netting compensating cash on hand.

NOTE D — INTANGIBLE ASSETS

On January 6, 2012, we entered into a Master License Agreement (the “License Agreement”) with Health Discovery Corporation, a Georgia corporation (“HDC”). We were granted an exclusive worldwide license to certain of HDC’s “Licensed Patents” and “Licensed Know-How” (as defined in the License Agreement) to, among other things, use, develop, make, have made, sell, offer to sell, modify, and commercially exploit “Licensed Uses” (as defined in the License Agreement) and “Licensed Products” (as defined in the License Agreement), in the fields of laboratory testing, molecular diagnostics, clinical pathology, anatomic pathology and digital image analysis (excluding non-pathology-related radiologic and photographic image analysis) relating to the development, marketing production or sale of any “Laboratory Developed Tests” or LDTs (as defined in the License Agreement) or other products used for diagnosing, ruling out, predicting a response to treatment, and/or monitoring treatment of any or all hematopoietic and solid tumor cancers excluding cancers affecting the retina and breast cancer (collectively with certain other qualifications as defined in the License Agreement, the “Field” or “Field of Use”).

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

We have agreed to use our best efforts to commercialize certain products within one year of the date of the License Agreement, subject to two one-year extensions per product if needed, including LDTs for prostate, colon and pancreatic cancer and software to automate the interpretation of cytogenetics and flow cytometry (collectively, the “Initial Licensed Products”).

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

We recorded intangible assets of approximately $2.98 million related to this license agreement. The intangibles, which have alternative uses, were valued at fair value based on cost of the assets as we acquired the assets in an arms-length transaction. We have three classes of intangible assets as described in the following table:

Asset Category	Fair Value	Service Period

Support Vector Machine (SVM) technology	$500,000	Acquisition date through weighted average patent expiration date
Laboratory developed test (LDT) technology	$1,482,000	Acquisition date through the weighted average patent expiration date or period of economic benefit
Flow Cytometry and Cytogenetics technology	$1,000,000	Acquisition date through the weighted average patent expiration date or period of economic benefit

We recorded approximately $14,000 in amortization expense of intangibles for the three months ended March 31, 2012 as a research and development expense in the consolidated statement of operations. We will record all amortization of intangibles in that category until the time that we have products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold. We have assumed no residual value for any of the three asset categories described above.

NOTE E — EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings (loss) per share (“basic EPS”) by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share (“diluted EPS”) using the treasury stock method gives effect to all dilutive potential shares outstanding (primarily stock options and to a lesser extent warrants). The following table provides the computation of basic and diluted earnings (loss) per share for the three month periods ending March 31, 2012 and 2011.

	Three Months Ended March 31,
(in thousands, except EPS)	2012	2011

Net income (loss)	$603	$(893)

Basic weighted average shares outstanding	44,697	41,734
Effect of potentially dilutive securities	2,727	—

Diluted weighted average shares outstanding	47,424	41,734

Basic EPS	$0.01	$(0.02)

Diluted EPS	$0.01	$(0.02)

NOTE F — STOCK OPTIONS

On January 9, 2012, Dr. Maher Albitar was granted a stock option to purchase 250,000 shares of the Company’s common stock at an exercise price per share of $1.43, which was the closing price per share on the last trading day prior to his start date. The option has a five year term and 25% of the shares subject to the option vest on each of the first four anniversaries of his start date. The option also fully vests upon a change of control of the Company. This option will be treated as a non-employee consultant option agreement and as such we revalued the option at March 31, 2012. The option was valued at $171,565 and we recorded $18,864 of stock compensation expense related to the options in the three months ended March 31, 2012.

On February 14, 2012, Mr. VanOort was granted a supplemental non-qualified stock option to purchase 800,000 shares of common stock at an exercise price of $1.71 per share which has a five year term so long as Mr. VanOort remains an employee of the Company (the “Supplemental Options”). The Supplemental Options are scheduled to vest according to the passage of time with 200,000 shares vesting each year on the anniversary of the grant date for the first four years after the grant. The Supplemental Options are valued at $505,000 based on a trinomial lattice model and we recorded $30,000 of stock compensation expense related to the Supplemental Options in the three months ended March 31, 2012.

In the event of a change of control of the Company in which the consideration payable to common stockholders of the Company has a deemed value of at least $4.00 per share, any unvested portion of the Supplemental Options will immediately vest in full.

As of March 31, 2012, options to purchase 5,886,874 shares of our common stock were outstanding. The exercise prices of these options range from $0.25 to $1.81 per share.

NOTE G — COMMON STOCK WARRANTS

On January 9, 2012 Dr. Maher Albitar was granted a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price per share of $1.43, which was the closing price per share on the last trading day prior to his start date (the “Albitar Warrant”). The Albitar Warrant has a five year term and vests in accordance with the performance criteria as follows:

(i)	80,000 will vest upon the commercial launch of the Company’s gene-based plasma prostate cancer test licensed from Health Discovery Corp (“HDC”) or similar test based on our mutual agreement.

(ii)	40,000 will vest upon the commercial launch of the Company’s gene-based colon cancer test licensed from HDC or similar test based on our mutual agreement.

(iii)	40,000 will vest upon the commercial launch of the Company’s gene-based pancreatic cancer test licensed from HDC or similar test based on our mutual agreement.

(iv)	20,000 will vest upon successful consummation of a sublicensing agreement with an instrument manufacturer to commercialize the cytogenetics automated image analysis technology licenses from HDC

(v)	20,000 will vest upon successful consummation of a sublicensing agreement with an instrument manufacturer to commercialize the flow cytometry automated image analysis technology licenses from HDC

In the event of a change of control of the Company in which the consideration payable to common stockholders of the Company has a deemed value of at least $4.00 per share, any unvested portion of the Albitar Warrant will immediately vest in full.

On March 31, 2012 this non-employee Albitar Warrant was valued at $129,107 and we recorded approximately $15,000 of stock compensation expense related to the Albitar Warrant for the three months ended March 31, 2012.

As of March 31, 2012, warrants to purchase 2,256,750 shares of our common stock were outstanding, 1,552,051 of which were vested. The exercise prices of these warrants range from $0.75 to $1.50 per share.

NOTE H — COMMITMENTS

On September 9, 2011, we entered into a master lease agreement for a $1.0 million equipment line of credit with Garic, Inc. The lease has a 12 month draw down period and each schedule has a 36 month term and a lease rate factor of 3.1947%. The lease has a fair market value option at the end of the term at a price not to exceed 15% of the equipment cost or the right to return the equipment. Monthly payments on the entire amount will be $31,647 and will have an annual interest rate of 16.12%. During the three months ended March 31, 2012, the Company entered into lease schedules for approximately $250,000 and had $550,000 of remaining availability on the lease line at March 31, 2012.

During the three months ended March 31, 2012, we entered into several vendor lease arrangements primarily for the acquisition of lab equipment and to a lesser extent computer hardware in the amount of approximately $820,000. These capital leases were for 36 months, had $1 purchase options at the end of the term and interest rates between 6% to 16%.

NOTE I — OTHER RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012 and 2011, Steven C. Jones, a director of the Company, earned approximately $50,000 and $45,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $55,000 and $6,000 for the three months ended March 31, 2012 and 2011 as payment of his annual bonus compensation for the previous fiscal year.

END OF FINANCIAL STATEMENTS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as “NeoGenomics” or the “Company” in this Form 10-Q) is the registrant for SEC reporting purposes. Our common stock is quoted on the OTC Bulletin Board and the OTCQB under the symbol “NGNM.”

Introduction

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements, and the notes thereto included herein. The information contained below includes statements of the Company’s or management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Quarterly Report on Form 10-Q under the caption “Forward Looking Statements”, which information is incorporated herein by reference.

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

We are also focused on innovation because we are committed to being a leader in oncology testing. With the recent advances in genomics, proteomics and digital pathology, frequently large amounts of data are generated and managing this data is difficult without the aid of computer-based algorithms and pattern recognition. We believe that the best system for pattern recognition and data analysis is a technology known as Support Vector Machine or “SVM”, especially when combined with a technology called Recursive Feature Elimination or “RFE”.

Health Discovery Corporation has an extensive array of pending and issued patents surrounding SVM and RFE technology. By licensing this technology and combining the expertise that already existed at Health Discovery Corp with our expertise in genomics, proteomics and digital imaging, we believe we are well-positioned to begin developing innovative and proprietary new products.

Our goal is to develop new assays to help our physicians better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. High priority will be given to the development of better tests for the diagnosis and prediction of clinical behavior in prostate cancer, pancreatic cancer, breast cancer and leukemia/lymphoma.

We intend to combine and analyze data from genomics, proteomics and digital imaging using SVM-RFE techniques to develop practical, cost-effective and reliable new assays. Using this technology, we believe we will be able to offer a whole line of advanced tests that will help physicians better manage the treatment options for cancer patients.

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

Medical Team

Our team of medical professionals and Ph.Ds. are specialists in the field of genetics and oncology. Our medical team is led by our Chief Medical Officer, Dr. Maher Albitar, a renowned hematopathologist with extensive experience in molecular and genetic testing. Prior to joining NeoGenomics, Dr. Albitar was Medical Director for Hematopathology and Oncology at the Quest Nichols Institute and Chief R&D Director for Hematopathology and Oncology for Quest Diagnostics. He also served as Section Chief for Leukemia at the University of Texas M. D. Anderson Cancer Center. In addition to Dr. Albitar, we employ other full-time M.D.s and Ph.Ds.

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

Geographic Locations

Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on either the West Coast or the East Coast to service the needs of their customers around the country. We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence. We have four facilities, two large laboratory locations in Fort Myers, Florida and Irvine, California and two smaller laboratory locations in Nashville, Tennessee and Tampa, Florida. Our objective is to “operate one lab with four locations” in order to deliver standardized test results. We intend to continue to develop and open new laboratories or expand our current facilities as market situations dictate and business opportunities arise.

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

As an example, recently the FDA approved a small molecule anti-therapy drug (Xalkori) that targets a mutation in the ALK gene for a small sub-set of patients with Non-Small Cell Lung Cancer (NSCLC). Approximately 50-61% of patients with an ALK gene rearrangement will respond to this therapy. To identify patients eligible for this specific small-molecule therapy, an FDA-approved FISH test that NeoGenomics and certain other laboratories offer, must be performed. This ALK FISH test is considered a companion diagnostic test and it is critical that this test be performed and the patient found to have an ALK mutation before therapy can be administered. Tests such as the ALK FISH test allow our clients to direct individualized treatments to each cancer patient in a timely manner. We are increasingly focused on attempting to develop new predictive tests such as this in our new product development pipeline and expect to bring up at least 25-30 new molecular tests and greatly expand our immunohistochemistry service offerings in 2012.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Intangible Assets

In the three month period ended March 31, 2012 we acquired approximately $3.0 million of intangible assets related to our Master License Agreement (“the License Agreement”) with Health Discovery Corporation (“HDC”) pursuant to which we were granted an exclusive worldwide license to utilize 84 issued and pending patents to develop and commercialize laboratory developed tests (“LDTs”) and other products relating to hematopoietic and solid tumor cancers. The licensed intellectual property and know-how relates to support vector machine (“SVM”), recursive feature elimination (“SVM-RFE”), fractal genomic modeling (“FGM”) and other pattern recognition technology as well as certain patents relating to digital image analysis, biomarker discovery, and gene and protein-based diagnostic, prognostic, and predictive testing.

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

The intangible assets were valued at fair value based on cost of the assets as we acquired the assets in an arms-length transaction. We present intangible assets net of accumulated amortization in our financial statements. We have three classes of intangible assets and each class of intangible assets is amortized over its estimated service period from acquisition date through the weighted average patent expiration date of each classes patents or the period of economic benefit.

Results of Operations for the Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

The following table presents the consolidated statements of operations as a percentage of revenue:

	For the Three months ended March 31.
	2012	2011
NET REVENUE	100%	100%
COST OF REVENUE	53%	56%

GROSS PROFIT	47%	44%

OPERATING EXPENSES:
General and administrative	25%	31%
Research and development	3%	1%
Sales and marketing	13%	20%

TOTAL OPERATING EXPENSES	41%	52%

INTEREST (INCOME) EXPENSE, NET	2%	2%

NET INCOME (LOSS)	4%	(10)%

Revenue

Our revenue, requisition and test metrics for the three months ended March 31, 2012 and 2011 (in thousands, except test and requisition data) are as follows:

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	% Change

Requisitions Received	16,934	10,214	65.8%
Number of Tests Performed	26,932	15,396	74.9%
Avg. # of Tests / Case	1.59	1.51	5.5%

Total Testing Revenue	$15,160	$8,805	72.2%
Average Revenue/Requisition	$895	$862	3.9%
Average Revenue/Test	$563	$572	(1.6)%

Our increase in test counts and revenue was primarily the result of adding significant new client accounts as well as the expansion of our relationship with a large oncology practice to multiple new office locations. All of the office locations of this oncology practice combined represented approximately 18% of our revenue for the three months ended March 31, 2012 compared to 1.3% of our revenue for the quarter ended March 31, 2011. We have seen an increase in molecular testing and we anticipate continued growth as we plan to expand our Molecular testing menu during 2012. Revenues per test are a function of both the type of the test (e.g. FISH, cytogenetics, flow cytometry, etc.) and the payer (e.g., Medicare, Medicaid, third party insurer, institutional client etc.). Average revenue per test is primarily driven by our test type mix and our payer mix. The decrease in average revenue per test for the three months ended March 31, 2012 was almost entirely due to a shift in test mix. Lower priced molecular and histology tests now make up a greater percentage of our test mix and our total revenue compared to last year.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

	For the three months ended March 31.
	2012	2011	Change	% Change
Cost of Revenue	$8,016,000	$4,940,000	$3,076,000	62.3%
As a % of revenue	52.9%	56.1%
Cost of Revenue per Test	$297.65	$320.86	$(23.21)	(7.2%)

Overall cost of revenue increased due to the large increase in testing volumes. Cost as a percentage of revenue decreased by 3.2 margin points primarily due to declines in our average cost per test. Average cost per test decreased 7.2% from Quarter 1 2011 to Quarter 1 2012 as a result of improved productivity in our laboratory. Laboratory productivity improved as we saw an increase in the amount of tests processed per laboratory FTE (full time equivalent). This was driven by improved capacity planning and utilization along with several process improvements. We continue to focus on laboratory operations and on streamlining our processes in order to continue to drive further gross margin improvement.

As a result of the above, our gross profit for the three months ended March 31, 2012 and 2011 is as follows:

	For the three months ended March 31.
	2012	2011	Change	% Change
Gross Profit	$7,144,000	$3,865,000	$3,279,000	84.4%
As a % of revenue	47.1%	43.9%

Revenue, Cost of Revenue and Gross Profit per Test

The following table is a summary of per test data on revenue, cost of sales and gross profit. The increase in gross margin percentage was driven by the decline in our average cost per test, which was driven by productivity improvements in our laboratory operations.

	For the three months ended March 31,
	2012	2011	Change	% Change
Revenue per Test	$562.89	$571.87	$(8.98)	(1.6%)
Cost of Revenue per Test	$297.65	$320.86	$(23.21)	(7.2%)

Gross Profit per Test	$265.24	$251.01	$14.23	5.6%
Gross Margin % per Test	47.1%	43.9%

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the three months ended March 31.
	2012	2011	Change	% Change
Sales and marketing	$2,036,000	$1,753,000	$283,000	16.1
As a % of revenue	13.4%	19.9%

Sales and marketing expenses increased approximately 16%, or $0.3 million to $2.0 million for the three months ended March 31, 2012 as compared to $1.75 million for the three months ended March 31, 2011, primarily as a result of sales commissions related to increased revenues.

We expect our overall sales and marketing expenses to increase modestly with increased test volumes in 2012 but remain stable as a percentage of revenue. We also anticipate growing our sales force in 2012.

General and Administrative Expenses

General and administrative expenses relate to billing, bad debts, finance, human resources, information technology and other administrative functions. They primarily consist of employee related costs (such as salaries, fringe benefits, and stock-based compensation expense), professional services, facilities expense, and depreciation and administrative-related costs allocated to general and administrative expenses.

	For the three months ended March 31.
	2012	2011	Change	% Change
General and administrative	$3,750,000	$2,704,000	$1,046,000	38.7%
As a % of revenue	24.7%	30.7%

General and administrative expenses increased approximately 38.7%, or $1.0 million to $3.75 million for the three months ended March 31, 2012 as compared to $2.7 million for the three months ended March 31, 2011. The increase in general and administrative expenses is primarily a result of adding information technology and billing personnel to support the increase in our testing volumes as well as health insurance costs, recruiting expenses to hire new employees across the organization and an increase in corporate performance based bonuses.

Bad debt expense increased by approximately 41.2%, or approximately $245,000 to $839,000 for the three months ended March 31, 2012 as compared to approximately $595,000 for the three months ended March 31, 2011. This increase was primarily a result of the 72% increase in revenue partially offset by a decrease in bad debt as a percentage of revenue. Bad debt as a percentage of revenue decreased 1.21% to 5.54% for the three months ended March 31, 2012 from 6.75% of revenue for the three months ended March 31, 2011. This decline resulted from having a greater number of managed care contracts in place with more insurance companies and improved performance by our billing department.

We expect our general and administrative expenses to increase as we add personnel, increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; incur additional bad debt expense related to increasing sales, and as we continue to build our physical infrastructure to support our anticipated growth. However, we expect general and administrative expenses to continue to decline as a percentage of our revenue as our case volumes increase and as we continue to develop more operating leverage in our business.

Research and Development Expenses

Research and development expenses relate to cost of developing new proprietary and non-proprietary genetic tests as well as cost related to our licensing agreement with Health Discovery Corporation, including amortization of the licensed technology.

	For the three months ended March 31.
	2012	2011	Change	% Change
Research and development	$497,000	$119,000	$378,000	317.7%
As a % of revenue	3.3%	1.4%

Research and development expenses increased approximately 317.7%, or $400,000 to $500,000 for the three months ended March 31, 2012 as compared to approximately $100,000 for the three months ended March 31, 2011. The increase in research and development expenses is primarily a result of increased personnel and supply costs to develop and launch new molecular tests as well as to develop proprietary testing products and services pursuant to our license with Health Discovery Corporation.

We expect our research and development expenses in future quarters to increase modestly from the level of our expenses incurred for the three months ended March 31, 2012.

Other (Income) Expense

Other income and expense primarily consists of the interest expense we incur on our borrowing arrangements (primarily comprised of interest payable on advances under our revolving credit facility with Capital Source and interest paid on capital lease obligations) offset by the interest income we earn on cash deposits. Interest expense increased from approximately $182,000 in for the three months ended March 31, 2011 to $258,000 for the three months ended March 31, 2012, reflecting higher borrowings, particularly related to our revolving credit facility and capital lease obligations as we acquired additional equipment to support our increasing testing volumes.

Net Income (Loss)

As a result of the foregoing, we reported net income of $603,000, or $0.01/share, for the three months ended March 31, 2012 as compared to a net loss of $893,000 or ($0.02)/share, for the three months ended March 31, 2011.

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

The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the three months ending March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011

Net income (loss) (Per GAAP)	$603,000	$(893,000)

Adjustments to Net Loss:
Interest expense (income), net	258,000	182,000
Amortization of intangibles	14,000	—
Depreciation of property and equipment	749,000	488,000

EBITDA (non-GAAP)	1,624,000	(223,000)

Further Adjustments to EBITDA:
Non-cash stock-based compensation	151,000	126,000

Adjusted EBITDA (non-GAAP)	$1,775,000	$(97,000)

Allowance for Doubtful Accounts

We have established a reserve for uncollectible amounts which is estimated based on the aging of accounts receivable within each payer category and our historical data on bad debts in these aging categories. In addition, the allowance is adjusted periodically for other relevant factors, including regularly assessing the state of our billing operations in order to identify issues which may impact the collectability of receivables or allowance estimates. Revisions to the allowance are recorded as an adjustment to bad debt expense within general and administrative expenses. After appropriate collection efforts have been exhausted, specific receivables deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the allowance. Total adjustments for incremental revenue from tests in which we underestimated the revenue in previous years from collections we received in the current year are not material to the Company’s results of operations in any period presented. Our estimates of net revenue are subject to change based on the contractual status and payment policies of the third party payers with whom we deal. We regularly refine our estimates in order to make our estimated revenue as accurate as possible based on our most recent collection experience with each third party payer.

	March 31.
	2012	2011	Change	% Change
Allowance for doubtful accounts	$2,293,000	$1,799,000	$494,000	27%
As a % of gross accounts receivable	18%	23%

The $494,000 increase in the allowance for doubtful accounts is the result of increased revenue causing our receivable balance to increase. However, our allowance as a percentage of gross accounts receivable has declined as a result of our being on contract with more managed care payers and an improvement in our receivable aging. Bad debt expense as a percentage of revenue was 5.5% for the three month period ended March 31, 2012 and was 6.8% of revenue for the three month period ended March 31, 2011.

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2012 and 2011 as well as the period ending cash and cash equivalents and working capital.

	For the three months ended March 31.
	2012	2011
Net cash provided by (used in):
Operating activities	$(1,065,000)	$(1,544,000)
Investing activities	(1,314,000)	(71,000)
Financing activities	2,507,000	3,051,000

Net increase in cash and cash equivalents	128,000	1,436,000
Cash and cash equivalents, beginning of period	2,628,000	1,097,000

Cash and cash equivalents, end of period (1)	$2,756,000	$2,533,000

Working Capital (2), end of period	$1,239,000	$1,954,000

(1)	Excludes restricted cash of $0.3M in 2012 and $0.5M in 2011.
(2)	Defined as current assets - current liabilities.

Our net cash used in operating activities is driven primarily by increases in our accounts receivable balance. Our accounts receivable balance usually increases significantly in the first quarter as most patients have not yet reached their deductible limits for the year, which results in an increased amount of billing and collection activity with individual patients. In addition, the American Medical Association introduced new Molecular billing codes that went into effect on January 1, 2012. Only some payers have adopted these new codes, which has complicated billing. Complications from the different billing formats have increased our “re-bill rate” for molecular testing and have increased balances in accounts receivable.

Our cash provided from financing activities for the three months ended March 31, 2012 consisted primarily of advances on our credit facility and consisted primarily of issuance of common stock for the three months ended March 31, 2011.

On January 6, 2012, we entered into a Master License Agreement (the “License Agreement”) with Health Discovery Corporation, a Georgia corporation (“HDC”). We were granted an exclusive worldwide license to certain of HDC’s “Licensed Patents” and “Licensed Know-How” (as defined in the License Agreement) to, among other things, use, develop, make, have made, sell, offer to sell, modify, and commercially exploit “Licensed Uses” (as defined in the License Agreement) and “Licensed Products” (as defined in the License Agreement), in the fields of laboratory testing, molecular diagnostics, clinical pathology, anatomic pathology and digital image analysis (excluding non-pathology-related radiologic and photographic image analysis) relating to the development, marketing production or sale of any “Laboratory Developed Tests” or LDTs (as defined in the License Agreement) or other products used for diagnosing, ruling out, predicting a response to treatment, and/or monitoring treatment of any or all hematopoietic and solid tumor cancers excluding cancers affecting the retina and breast cancer (collectively with certain other qualifications as defined in the License Agreement, the “Field” or “Field of Use”).

Upon the execution of the License Agreement, we paid HDC $1,000,000 in cash and issued to HDC 1,360,000 shares of our common stock which had a market value of $1,945,000 using the closing price of $1.43 per share for the Company’s common stock on the OTCQB Market on January 6, 2012. We have recorded this transaction as a purchase of intangible assets.

On March 26, 2012, the Parent Company, NeoGenomics Laboratories (“Borrower”), and CapitalSource Finance LLC (“Capital Source”) entered into a First Amendment (the “Amendment”) to the Amended and Restated Revolving Credit and Security Agreement, dated April 26, 2010 (the “Amended and Restated Credit Agreement” or the “Credit Facility”). The Amended and Restated Credit Agreement amended and restated the original Revolving Credit and Security Agreement dated February 1, 2008, as amended, among the Parent Company, Borrower and CapitalSource (the “Original Credit Agreement”). The terms of the Amendment and the Amended and Restated Credit Agreement are substantially similar except that the Amendment, among other things:

I.)	Increases the maximum principal amount of the revolving credit facility (the “Facility Cap”) to $8.0 million from $5.0 million; provided, that the Borrower may request to increase the Facility Cap twice during the term of the Amended and Restated Credit Agreement in increments of $1.0 million to a maximum of $10,000,000;

II.)	Extends the term of the Amended and Restated Credit Agreement to March 26, 2015;

III.)	Revises the definition of “Minimum Termination Fee” to be:

a.	2.5% of the Facility Cap if the “Revolver Termination” (as defined in the Agreement) is at any time before March 26, 2013;

b.	1.5% of the Facility Cap if the Revolver Termination is after March 26, 2013 but before March 26, 2014;

c.	0.5% of the Facility Cap if the Revolver Termination is on or after March 26, 2014; and

d.	That there shall be no Minimum Termination Fee if the Revolver Termination occurs within five (5) days of the end of the term.

IV.)	Modifies the definition of “Permitted Indebtedness” and “Fixed Charge Coverage Ratio”; and

V.)	Amends Section 3.1 of the Amended and Restated Credit Agreement by deleting “the LIBOR shall be not less than 2.0%” and replacing it with “the LIBOR shall be not less than 1.0%”.

We paid Capital Source a commitment fee of $80,000 in connection with the Amendment.

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month. At March 31, 2012, the effective rate of interest was 5.25% and the available credit under the Credit Facility was approximately $800,000 and the outstanding borrowing was $6,686,000 after netting compensating cash on hand.

We have unrestricted cash on hand of $2,756,000 as of March 31, 2012, along with the unused portion of our credit line. As such, we believe we have adequate resources to meet our operating commitments for the next twelve months.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $4.5 million to $5.5 million of additional capital equipment during the next year. We plan to fund primarily through capital lease financing arrangements. If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Related Party Transactions

Consulting Agreements

During the three months ended March 31, 2012 and 2011, Steven C. Jones, a director of the Company, earned approximately $50,000 and $45,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $55,000 and $6,000 for the three months ended March  31, 2012 and 2011 for payment of his annual bonus compensation for the previous fiscal year.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceeding in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

ITEM 1A — RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. However current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 2012.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION

4.1	Warrant Agreement dated January 6, 2012 between NeoGenomics, Inc. and Maher Albitar, M.D. as incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on January 6, 2012

4.2	Form of Stock Option Agreement between NeoGenomics, Inc. and Maher Albitar, M.D. as incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on January 6, 2012

10.1	Medical Services Agreement dated January 6, 2012 between Albitar Oncology Consulting, LLC and NeoGenomics Laboratories, Inc. as incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on January 6, 2012

10.2	Letter Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D. as incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on January 6, 2012

10.3	Confidentiality and Non-Competition Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D. as incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on January 6, 2012

10.4	Confidentiality, Title to Work Product and Non-Solicitation Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D. as incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on January 6, 2012

10.5	Master License Agreement, dated January 6, 2012, between NeoGenomics Laboratories, Inc. and Health Discovery Corporation as incorporated by reference to the Current Report on Form 8-K filed by the Company with the SEC on January 6, 2012

10.6	Stock Option Agreement, dated February 14, 2012, between NeoGenomics Laboratories, Inc. and Douglas M. VanOort as incorporated by reference to the Annual Report on Form 10-K filed by the Company with the SEC on March 12, 2012

10.7+	First Amendment to Amended and Restated Revolving Credit and Security Agreement dated March 26, 2012 among NeoGenomics, Inc., NeoGenomics Laboratories, Inc. and CapitalSource Finance LLC as incorporated by reference to the Company’s Post Effective Amendment No. 2 to Form S-1 (333-166526) filed with the SEC on April 27, 2012

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

+	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2012	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
		Name:	George Cardoza
		Title:	Chief Financial Officer

	By:	/s/ Edwin F. Weidig III
		Name:	Edwin F. Weidig III
		Title:	Director of Finance and Principal Accounting Officer