Form 10-Q
period 2012-06-30
NEOGENOMICS INC
filed 2012-08-06
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 2, 2012, the registrant had 45,162,863 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiary, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories” or the “Subsidiary”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), which are subject to the “safe harbor” from liabilities created by those sections under the Private Securities Litigation Reform Act. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements can generally be identified as such because the context of the statement typically addresses future events or conditions. We may not actually achieve the projections, goals, plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 2012.

Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

•	Regulatory developments in the United States;

•	Our ability to maintain our license under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);

•	Our ability to expand our operations and increase our market share;

•	Our ability to expand our service offerings by adding new testing capabilities;

•	Our ability to meet our future capital requirements;

•	Our ability to compete with other diagnostic laboratories;

•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;

•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure; and

•	The accuracy of our projections and estimates regarding reimbursements, expenses, future revenues and capital requirements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business of the Company or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,566	$2,628
Restricted cash	300	500
Accounts receivable (net of allowance for doubtful accounts of $2,466 and $2,150, respectively)	11,327	7,894
Inventories	1,526	1,202
Other current assets	837	954

Total current assets	16,556	13,178
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $8,258 and $6,653 respectively)	8,410	6,642
INTANGIBLE ASSETS (net of accumulated amortization of $70 and $- , respectively)	2,912	—
OTHER ASSETS	123	129

TOTAL ASSETS	$28,001	$19,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,134	$2,529
Accrued compensation	2,314	2,137
Accrued expenses and other liabilities	691	773
Short-term portion of equipment capital leases	2,564	2,107
Revolving credit line	6,393	3,898

Total current liabilities	15,096	11,444
LONG TERM LIABILITIES
Long-term portion of equipment capital leases	3,186	2,608

TOTAL LIABILITIES	18,282	14,052

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 45,143,363 and 43,416,200 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	45	43
Additional paid-in capital	31,157	28,490
Accumulated deficit	(21,483)	(22,636)

Total stockholders’ equity	9,719	5,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,001	$19,949

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
NET REVENUE	$15,611	$10,466	$30,771	$19,271
COST OF REVENUE	8,244	5,810	16,261	10,750

GROSS PROFIT	7,367	4,656	14,510	8,521

OPERATING EXPENSES
General and administrative	4,066	2,914	7,816	5,618
Research and development	528	172	1,025	291
Sales and marketing	1,934	1,684	3,969	3,437

Total operating expenses	6,528	4,770	12,810	9,346
INCOME (LOSS) FROM OPERATIONS	839	(114)	1,700	(825)

INTEREST AND OTHER INCOME (EXPENSE) – NET	(288)	(179)	(546)	(361)

NET INCOME (LOSS) BEFORE TAXES	551	(293)	1,154	(1,186)
INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$551	$(293)	$1,154	$(1,186)

NET INCOME (LOSS) PER SHARE
– Basic	$0.01	$(0.01)	$0.03	$(0.03)

– Diluted	$0.01	$(0.01)	$0.02	$(0.03)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING
– Basic	44,954	42,857	44,827	42,299

– Diluted	47,650	42,857	47,501	42,299

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,154	$(1,186)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	1,735	1,109
Amortization of intangibles	70	—
Depreciation of property and equipment	1,605	963
Amortization of debt issue costs	19	21
Stock-based compensation – options	258	179
Stock-based compensation – warrants and restricted stock	84	70
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(5,168)	(3,028)
(Increase) decrease in inventories	(324)	(192)
(Increase) decrease in prepaid expenses	98	340
(Increase) decrease in other current assets	6	(2)
Increase (decrease) in accounts payable and other liabilities	479	672

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	16	(1,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(1,013)	—
Purchases of property and equipment	(1,037)	(125)

NET CASH USED IN INVESTING ACTIVITIES	(2,050)	(125)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	200	—
Advances (payments) on credit facility, net	2,495	377
Repayment of capital leases	(1,104)	(753)
Issuance of common stock and warrants for cash, net of transaction expenses	381	3,090

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,972	2,714

NET INCREASE IN CASH AND CASH EQUIVALENTS	(62)	1,535
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,628	1,097

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,566	$2,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$529	$344

Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$2,140	$523

Non-cash intangible asset purchase	$1,945	$—

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

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

Concentrations of Credit Risk

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to whom the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. Over the last year, we have expanded our relationship with a large oncology practice with multiple office locations, each of which is a separate client to NeoGenomics. For the three months ended June 30, 2012, all of the affiliated client office locations from this oncology practice combined represented approximately 15.3% of our revenue compared to 9.9% of revenue for the quarter ended June 30, 2011 and for the six months ended June 30, 2012 represented approximately 16.6% of our revenue compared to 6.0% of revenue for the six months ended June 30, 2011. All other clients were less than 5% of total revenue individually.

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

We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions. As of June 30, 2012 we had no provision for related income taxes because we have large Net Operating Loss positions to offset our current net income.

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

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month and has an effective rate of interest of 5.25%.

On June 30, 2012 the available credit under the Credit Facility was approximately $1.6 million and the outstanding borrowing was $6.4 million after netting compensating cash on hand.

On July 27, 2012 the Facility Cap was increased from $8.0 million to $9.0 million.

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

We had no intangible assets on December 31, 2011 and at June 30, 2012 intangible assets consisted of the following (in thousands):

	Weighted Average Amortization Period	June 30, 2012
		COST	Accumulated Amortization	Net
Support Vector Machine (SVM) technology	108 months	$500	$28	$472

Laboratory developed test (LDT) technology	164 months	$1,482	$27	$1,455

Flow Cytometry and Cytogenetics technology	202 months	$1,000	$15	$985

We recorded approximately $56,000 and $70,000 in amortization expense of intangibles for the three and six months ended June 30, 2012 as a research and development expense in the consolidated statement of operations. We will record all amortization of intangibles in that category until the time that we have products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2012 is as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2012	$112
2013	223
2014	223
2015	223
2016	223
2017	223
Thereafter	1,685

NOTE E — NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the applicable period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and warrants. Diluted net (loss) per share is computed using the weighted average number of common shares outstanding during the applicable period. Potential common stock is excluded from diluted net (loss) per share as such amounts are anti-dilutive. Calculations of net income (loss) per share are done using the treasury stock method.

The following table provides the computation of basic and diluted net income (loss) per share for the three and six month periods ending June 30, 2012 and 2011: (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$551	$(293)	$1,154	$(1,186)

Basic weighted average shares outstanding	44,954	42,857	44,827	42,299
Effect of potentially dilutive securities	2,696	—	2,674	—

Diluted weighted average shares outstanding	47,650	42,857	47,501	42,299

Basic net income (loss) per share	$0.01	$(0.01)	$0.03	$(0.03)

Diluted net income (loss) per share	$0.01	$(0.01)	$0.02	$(0.03)

Outstanding stock options to acquire an aggregate 884,499 and 904,499 shares of common stock for the three and six months ended June 30, 2012 were excluded in the calculation of diluted earnings per share because the exercise prices of these stock options were greater than the average market price of the Company’s common stock during the respective periods. As a result, the effect of including these options would be anti-dilutive.

NOTE F — STOCK OPTIONS

On January 9, 2012, Dr. Maher Albitar, our Chief Medical Officer was granted a stock option to purchase 250,000 shares of the Company’s common stock at an exercise price per share of $1.43, which was the closing price per share on the last trading day prior to his start date. The stock option has a five year term and becomes 25% vested on each of the first four anniversaries of his start date. The stock option also fully vests upon a change of control of the Company. This stock option will be treated as a non-employee consultant option agreement and as such we revalued the stock option at June 30, 2012. The stock option was valued at $173,411 and we recorded $18,864 and $39,378 of stock compensation expense related to the stock options in the three and six months ended June 30, 2012.

On February 14, 2012, Mr. VanOort, our Chief Executive Officer was granted a supplemental non-qualified stock option to purchase 800,000 shares of common stock at an exercise price of $1.71 per share which has a five year term so long as Mr. VanOort remains an employee of the Company (the “Supplemental Options”). The Supplemental Options are scheduled to vest according to the passage of time with 200,000 shares vesting each year on the anniversary of the grant date for the first four years after the grant. The Supplemental Options are valued at $505,000 based on a trinomial lattice model and we recorded $30,113 and $89,684 of stock compensation expense related to the Supplemental Options in the three and six months ended June 30, 2012.

In the event of a change of control of the Company in which the consideration payable to common stockholders of the Company has a deemed value of at least $4.00 per share, any unvested portion of the Supplemental Options will immediately vest in full.

As of June 30, 2012, stock options to purchase 5,942,003 shares of our common stock were outstanding. The exercise prices of these options range from $0.25 to $1.71 per share.

NOTE G — COMMON STOCK WARRANTS

Albitar Warrant

On January 9, 2012 Dr. Maher Albitar was granted a warrant to purchase 200,000 shares of the Company’s common stock (the “Albitar Warrant”) at an exercise price per share of $1.43, which was the closing price per share on the last trading day prior to his start date. This warrant will be treated as a non-employee consultant warrant agreement and as such we revalued the warrant at June 30, 2012. The Albitar Warrant has a five year term and vests in accordance with the performance criteria as follows:

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

On June 30, 2012 this Albitar Warrant was valued at $130,678 and we recorded approximately $15,000 and $32,500 of stock compensation expense related to the Albitar Warrant for the three and six months ended June 30, 2012.

Warrant exercises

In March 2012, a former member of our board of directors exercised 100,000 warrants in a cashless net exercise which resulted in him receiving 10,571 shares of our common stock

In June 2012, 550,000 warrants previously issued in June 2007 to then members of our board of directors and 348,417 warrants issued in June 2007 as part of a common stock offering were exercised or expired as follows:

Type of Exercise	Warrant Shares	Exercise Price / Share	Cash Received	Common Stock Shares Issued
For cash	175,000	$1.50	$262,500	175,000
Cashless net exercise	575,000	$1.50	$—	64,495
Expired unexercised	98,417	$1.50	$—	—

Warrant activity for the six months ended June 30, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2011	2,156,750	$1.34
Granted	200,000	1.43
Exercised	(900,000)	1.50
Expired	(98,417)	1.50
Cancelled	—	—

Warrants outstanding, June 30, 2012	1,358,333	1.24

NOTE H — CAPITAL LEASES

Garic Lease

On September 9, 2011, we entered into a master lease agreement for an equipment lease line of credit with Garic, Inc. The facility has a 12 month draw down period and each schedule has a thirty six month term. The lease has a fair market value option at the end of the term at a price not to exceed fifteen percent of the equipment cost or the right to return the equipment. As of June 30, 2012 the specifics of the facility were as follows:

Description	Facility Amount	FY 2012 Leased Amounts	Outstanding Amount	Available Amount	Interest Rate	Term
Lease Facility	$1,000,0000	358,000	558,000	442,000	16.12%	36 months

Wells Fargo

In June 2012, we entered into a five year, $1 buyout equipment lease of approximately $495,000 for the purchase of laboratory equipment with Wells Fargo Lease Equipment Financing. The lease has an interest rate of approximately 6%.

Other Vendor Leasing

During the six months ended June 30, 2012, we entered into several vendor lease arrangements for approximately $1,120,000, primarily for the acquisition of lab equipment and to a lesser extent computer hardware. These capital leases are for 36 to 60 month terms, have either $1 purchase options or were fair market value at the end of the term, and approximate interest rates between 8% and 16%.

NOTE I — OTHER RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2012 and 2011, Steven C. Jones, a director of the Company, earned approximately $52,500 and $50,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. During the six months ended June 30, 2012 and 2011, he earned approximately $102,500 and $101,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $55,000 and $6,000 for the six months ended June 30, 2012 and 2011 as payment of his annual bonus compensation for the previous fiscal year.

NOTE J — SUBSEQUENT EVENTS

On July 17, 2012 the Internal Revenue Service completed its audit of our fiscal year 2009 and 2010 tax returns. The audit resulted in a small proposed adjustment to our Net Operating Loss carry forward which resulted from the Therapeutic Discovery Grant being considered as a reduction of expenses for tax purposes. As a result of the audit our net operating loss tax carry forward of federal and state income taxes changed to $16,249,164 at December 31, 2011 from $16,683,683 as previously disclosed in our Annual Report on Form 10K as filed with the Securities and Exchange Commission on March 12, 2012. Since we did not meet the standard established by ASC Topic 740 at December 31, 2011 we had a valuation allowance to fully reserve our deferred tax asset and that reserve will also change to $16,249,164 as well.

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

Introduction

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements, and the notes thereto included herein. The information contained below includes statements of the Company’s or management’s beliefs, expectations, hopes, goals and plans that, if not historical facts, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Quarterly Report on Form 10-Q under the caption “Forward Looking Statements”, which information is incorporated herein by reference.

Overview

We operate a network of cancer-focused testing laboratories whose mission is to improve patient care through exceptional genetic and molecular testing services. Our vision is to become America’s premier cancer testing laboratory by delivering uncompromising quality, exceptional service and innovative products and solutions. The Company has laboratory locations in Ft. Myers and Tampa, Florida; Irvine, California; and Nashville, Tennessee, and currently offers the following types of testing services:

a)	Cytogenetics testing – the study of normal and abnormal chromosomes and their relationship to disease. Cytogenetic studies are often utilized to assist in refining treatment options for hematopoietic cancers such as leukemia and lymphoma;

b)	Fluorescence In-Situ Hybridization (“FISH”) testing – a branch of cancer genetics that focuses on detecting and locating the presence or absence of specific DNA sequences and genes on chromosomes;

c)	Flow cytometry testing – a rapid way to measure the characteristics of cell populations. Cells from peripheral blood, bone marrow aspirate, lymph nodes, and other areas are labeled with selective fluorescent antibodies and quantified according to their surface antigens. These fluorescent antibodies bind to specific cell surface antigens and are used to identify malignant cell populations. Flow cytometry is typically performed in conjunction with morphology testing which looks at smears on glass slides for abnormal cell populations;

d)	Immunohistochemistry (“IHC”) testing – the process of identifying cell proteins in a tissue section utilizing the principle of antibodies binding specifically to antigens. Specific surface cytoplasmic or nuclear markers are characteristic of cellular events such as proliferation or cell death (apoptosis). IHC is also widely used to understand the distribution and localization of differentially expressed proteins; and

e)	Molecular testing – a rapidly emerging cancer diagnostic tool focusing on the analysis of DNA and RNA, as well as the structure and function of genes at a molecular level. Molecular testing employs multiple technologies including point mutation analysis, bi-directional sequencing analysis, DNA fragment length analysis, and real-time polymerase chain reaction (“RT-PCR”) RNA analysis.

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

Health Discovery Corporation (“HDC”) has an extensive array of pending and issued patents surrounding SVM and RFE technology. By licensing this technology and combining the expertise that already existed at Health Discovery Corp with our expertise in genomics, proteomics and digital imaging, we believe we are well-positioned to begin developing innovative and proprietary new products.

We have greatly expanded our menu of molecular tests in the past six months. Molecular testing is a rapidly growing part of oncology testing, allowing us to determine types of cancer, as well as predicted responses to certain therapeutics. We have combined several molecular tests into NeoTypeTM panels, which will help pathologists and oncologists determine cancer types on difficult cases. We use bi-directional sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitor’s because we are able to pick up mutations that other methods would not detect. With our strong menu of molecular tests we are positioned to capitalize on this rapidly growing area.

Our goal is to develop new assays to help our physicians better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. High priority will be given to the development of better tests for the diagnosis and prediction of clinical behavior in prostate cancer, pancreatic cancer, breast cancer, leukemia/lymphoma and other solid tumors.

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

Superior Testing Platforms

We use some of the most advanced testing platforms in the laboratory industry. We were one of the first laboratories to widely offer 10-Color Flow Cytometry. Most of our competitors offer between 5 and 8 color Flow Cytometry testing. We believe that this allows us to provide more and better data to our clients. The use of bi-directional sequencing in our molecular testing allows us to detect multiple mutations which can be missed with single point mutation analysis. Our automated FISH and Cytogenetics tools allow us to deliver the highest quality testing to our clients.

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

As an example, recently the FDA approved a small molecule anti-therapy drug (Xalkori) that targets a mutation in the ALK gene for a small sub-set of patients with Non-Small Cell Lung Cancer (NSCLC). Approximately 50-61% of patients with an ALK gene rearrangement will respond to this therapy. To identify patients eligible for this specific small-molecule therapy, an FDA-approved FISH test that NeoGenomics and certain other laboratories offer, must be performed. This ALK FISH test is considered a companion diagnostic test and it is critical that this test be performed and the patient found to have an ALK mutation before therapy can be administered. Tests such as the ALK FISH test allow our clients to direct individualized treatments to each cancer patient in a timely manner. We are increasingly focused on attempting to develop new predictive tests such as this in our new product development pipeline. We have already brought up over 20 molecular tests in fiscal year 2012 and anticipate at least a dozen more by year-end. We have also greatly expanded our IHC menu and our digital pathology platform, areas we believe will help to drive future growth.

We are working with the technology we licensed from HDC to develop new proprietary cancer tests. We are working on technology we believe could streamline our workflow and reduce our costs along with providing a revenue stream by selling it to other laboratories around the world.

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

The intangible assets were valued at fair value based on cost of the assets as we acquired the assets in an arms-length transaction. We present intangible assets net of accumulated amortization in our financial statements. We have three classes of intangible assets and each class of intangible assets is amortized over its estimated service period from service date through the weighted average patent expiration date of each class of patents or the period of economic benefit.

Results of Operations for the Three and Six Months Ended June 30, 2012 as Compared to the Three and Six Months Ended June 30, 2011

The following table presents the consolidated statements of operations as a percentage of revenue:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
NET REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF REVENUE	52.8%	55.5%	52.8%	55.8%

GROSS PROFIT	47.2%	44.5%	47.2%	44.2%

OPERATING EXPENSES:
General and administrative	26.0%	27.9%	25.4%	29.2%
Research and development	3.4%	1.6%	3.3%	1.5%
Sales and marketing	12.4%	16.1%	12.9%	17.8%

TOTAL OPERATING EXPENSES	41.8%	45.6%	41.6%	48.5%

INCOME (LOSS) FROM OPERATIONS	5.4%	(1.1)%	5.6%	(4.3)%

INTEREST AND OTHER INCOME (EXPENSE) – NET	(1.9)%	(1.7)%	(1.8)%	(1.9)%
NET INCOME (LOSS)	3.5%	(2.8)%	3.8%	(6.2)%

Revenue

Supplemental Information on Customer Requisitions Received and Tests Performed

(in thousands, except test and requisition amount)

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011	% Inc (Dec)	2012	2011	% Inc (Dec)
Requisitions Rec’d (cases)	18,561	11,924	55.7%	35,495	22,138	60.3%
Number of Tests Performed	28,846	18,358	57.1%	55,778	33,754	65.2%
Avg. # of Tests/Requisition	1.55	1.54	0.9%	1.57	1.52	3.1%

Total Testing Revenue	$15,611	$10,466	49.2%	$30,771	$19,271	59.7%
Avg Revenue/Requisition	$841.09	$877.75	(4.2)%	$866.92	$870.48	(0.4)%
Avg Revenue/Test	$541.20	$570.12	(5.1)%	$551.67	$570.92	(3.4)%

Our increase in test counts and revenue for the three and six months ended June 30, 2012 when compared to the three and six months ended June 30, 2011 was primarily the result of adding new client accounts as well as the expansion of our relationship with a large oncology practice to multiple new office locations. All of the office locations of this oncology practice combined represented approximately 15.3% and 16.6% of our revenue for the three and six months ended June 30, 2012 compared to 9.9% and 6.0% of our revenue for the three and six months ended June 30, 2011. In addition, we have seen a rapid increase in molecular testing volumes and we anticipate continued growth as we plan to expand our Molecular testing menu. The decrease in average revenue per test for the three and six months ended June 30, 2012 was almost entirely due to a shift in test mix. Lower priced molecular and histology tests now make up a greater percentage of our test mix and our total revenue compared to last year.

The Medicare Technical Component Grandfather Clause (“TC Grandfather Clause”) expired on June 30, 2012. The result is that we are now required to directly bill hospitals for the technical component of certain tests performed on behalf of Medicare in-patients and out-patients, whereas previously we were allowed to bill Medicare directly for such services if they were provided to hospitals that were “grandfathered” under the regulations. We estimate this regulation change will result in competitive pricing scenarios, as we negotiate pricing with our hospital clients and we expect a 5-8% reduction in our overall average unit price per test.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011	Change	2012	2011	Change
Cost of revenue	$8,244,000	$5,810,000	$2,434,000	$16,261,000	$10,750,000	$5,511,000
Cost of revenue as a % of revenue	52.8%	55.5%		52.8%	55.8%
Gross Profit	$7,367,000	$4,656,000	$2,711,000	$14,510,000	$8,521,000	$5,989,000
Gross Profit as a % of revenue	47.2%	44.5%		47.2%	44.2%
Cost of Revenue per Test	$285.81	$316.49	$(30.68)	$291.53	$318.48	$(26.95)
Gross Profit per Test	$255.39	$253.63	$1.76	$260.15	$252.44	$7.71

Overall cost of revenue increased due to the large increase in testing volumes. Cost as a percentage of revenue decreased by 2.7 margin points for the three months ended June 30, 2012 and by 3.0 margin points for the six months ended June 30, 2012. The declines in average cost per test for these periods are a result of improved productivity in our laboratory, as we saw an increase in the amount of tests processed per laboratory FTE (full time equivalent). This was driven by improved capacity planning and utilization along with several process improvements in the laboratory. We also saw a reduction in our send-out tests to other laboratories as a result of our expanded Molecular testing menu and expanded medical staff. We continue to focus on laboratory operations and on streamlining our processes in order to continue to drive further gross margin improvements.

We estimate that based on our best practices teams and current projects that we will continue to see a reduction in average cost per test in future periods. We will see a reduction in gross margin percentage due to the reduction in average unit price related to the expiration of the TC Grandfather clause.

Sales and Marketing

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011	Change	2012	2011	Change
Sales and marketing	$1,934,000	$1,684,000	$(250,000)	$3,969,000	$3,437,000	$(532,000)
As a % of revenue	12.4%	16.1%		12.9%	17.8%

Sales and marketing expenses relate primarily to the employee related costs of our sales, marketing, and customer service personnel and costs from marketing and advertising efforts.

Sales and marketing expenses increased approximately 14.8%, or $250,000 to $1.93 million for the three months ended June 30, 2012 as compared to $1.68 million for the three months ended June 30, 2011. Sales and marketing expenses increased approximately 15.5%, or $532,000 to $3.97 million for the six months ended June 30, 2012 as compared to $3.44 million for the six months ended June 30, 2011. These increases were the result of increased sales commissions related to the increase in revenue. Our sales and marketing costs as a percentage of revenue declined for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 as a result of operating leverage on our increased revenues.

We expect our overall sales and marketing expenses to increase modestly with increased test volumes in 2012 but to decline slightly as a percentage of revenue.

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

	For the three months ended June 30,			For the six months ended June 30,
	2012	2011	Change	2012	2011	Change
General and administrative	$4,066,000	$2,914,000	$1,152,000	$7,816,000	$5,618,000	$2.198.000
As a % of revenue	26.0%	27.9%		25.4%	29.2%

General and administrative expenses increased approximately 39.5%, or $1.15 million to $4.07 million for the three months ended June 30, 2012 as compared to $2.91 million for the three months ended June 30, 2011. General and administrative expenses increased approximately 39.1%, or $2.20 million to $7.82 million for the six months ended June 30, 2012 as compared to $5.62 million for the six months ended June 30, 2011. The increase in general and administrative expenses is primarily a result of adding information technology and billing personnel to support the increase in our testing volumes as well as health insurance costs, technology costs related to the co-location of mission critical information technology applications to a secure facility in Tampa, Florida, recruiting expenses to hire new employees across the organization and an increase in corporate performance based bonuses. We also began to incur costs related to our planned move into our new Irvine, California laboratory. General and administrative expenses as a percentage of revenue declined in the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 because our we have reached critical mass in our infrastructure and we don’t need to grow infrastructure at the same pace we grow revenue.

Bad debt expense increased by approximately 74.1%, or approximately $381,000 to $895,000 for the three months ended June 30, 2012 as compared to approximately $514,000 for the three months ended June 30, 2011. This increase was primarily a result of the 49% increase in revenue and to a lesser extent by an increase in bad debt as a percentage of revenue. Bad debt expense increased by approximately 56.5%, or approximately $626,000 to $1,735,000 for the six months ended June 30, 2012 as compared to approximately $1,109,000 for the six months ended June 30, 2011. This increase was primarily a result of the 60% increase in revenue partially offset by a 0.1% decline in bad debt as a percentage of revenue.

We expect our overall general and administrative expenses to increase as we add personnel, increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; incur additional bad debt expense related to increasing sales, and as we continue to build our physical infrastructure to support our anticipated growth. However, we expect general and administrative expenses to continue to decline as a percentage of our revenue as our case volumes increase and as we continue to develop more operating leverage in our business.

Research and Development Expenses

Research and development expenses relate to cost of developing new proprietary and non-proprietary genetic tests as well as cost related to our licensing agreement with Health Discovery Corporation, including amortization of the licensed technology.

	For the three months ended June30,			For the six months ended June 30,
	2012	2011	Change	2012	2011	Change
Research and development	$528,000	$172,000	$356,000	$1,025,000	$291,000	$734,000
As a % of revenue	3.4%	1.6%		3.3%	1.5%

Research and development expenses increased approximately 207.0%, or $356,000 to $528,000 for the three months ended June 30, 2012 as compared to approximately $172,000 for the three months ended June 30, 2011. Research and development expenses increased approximately 252.3%, or $734,000 to $1,025,000 for the six months ended June 30, 2012 as compared to approximately $291,000 for the six months ended June 30, 2011. The increase in research and development expenses is primarily a result of increased personnel and supply costs to develop and launch new molecular tests as well as to develop proprietary testing products and services pursuant to our license with Health Discovery Corporation.

We expect our research and development expenses in future quarters to remain relatively stable from the level of our expenses incurred for the three months ended June 30, 2012.

Other (Income) Expense

Other income and expense primarily consists of the interest expense we incur on our borrowing arrangements (primarily comprised of interest payable on advances under our revolving credit facility with Capital Source and interest paid on capital lease obligations) offset by the interest income we earn on cash deposits. Interest expense increased from approximately $179,000 for the three months ended June 30, 2011 to $288,000 for the three months ended June 30, 2012. Interest expense increased from approximately $361,000 in for the six months ended June 30, 2011 to $546,000 for the six months ended June 30, 2012. This reflects higher borrowings, particularly related to our revolving credit facility and capital lease obligations as we acquired additional equipment to support our increasing testing volumes.

Net Income (Loss)

As a result of the foregoing, we reported net income of $551,000, or $0.01/share, for the three months ended June 30, 2012 as compared to a net loss of $293,000 or ($0.01)/share, for the three months ended June 30, 2011. For the six months ended June 30, 2012 we reported net income of $1,154,000, or $0.03/share, as compared to a net loss of $1,186,000 or ($0.03)/share, for the six months ended June 30, 2011.

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

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three and six months ending June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income (loss) (Per GAAP)	$551,000	$(293,000)	$1,154,000	$(1,186,000)
Adjustments to Net Income (Loss):
Interest expense (income), net	288,000	178,000	546,000	360,000
Income taxes	—	—	—	—
Depreciation and amortization	912,000	475,000	1,675,000	963,000

EBITDA	1,751,000	360,000	3,375,000	137,000
Further Adjustments to EBITDA:
Non-cash stock-based compensation	192,000	123,000	343,000	249,000

Adjusted EBITDA (non-GAAP)	$1,943,000	$483,000	$3,718,000	$386,000

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

	June 30,
	2012	2011	Change	% Change
Allowance for doubtful accounts	$2,466,000	$1,843,000	$623,000	34%
As a % of gross accounts receivable	18%	20%

The $623,000 increase in the allowance for doubtful accounts is the result of increased revenue causing our receivable balance to increase. However, our allowance as a percentage of gross accounts receivable has declined as a result of our being on contract with more managed care payers and an improvement in our receivable aging. Bad debt expense as a percentage of revenue was 5.7% for the three month period ended June 30, 2012 as compared to 4.9% of revenue for the three months ended June 30, 2011. For the six month period ended June 30, 2012 bad debt expense as a percentage of revenue was 5.6% as compared to 5.8% of revenue for the six month period ended June 30, 2011.

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2012 and 2011 as well as the period ending cash and cash equivalents and working capital.

	For the six months ended June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$16,000	$(1,054,000)
Investing activities	(2,050,000)	(125,000)
Financing activities	1,972,000	2,714,000

Net increase (decrease) in cash and cash equivalents	(62,000)	1,535,000
Cash and cash equivalents, beginning of period	2,628,000	1,097,000

Cash and cash equivalents, end of period (1)	$2,566,000	$2,632,000

Working Capital (2), end of period	$1,460,000	$1,911,000

(1)	Excludes restricted cash of $0.3M in 2012 and $0.5M in 2011.
(2)	Defined as current assets minus current liabilities.

Our net cash provided by operating activities is driven primarily by our increase in net income almost entirely offset by increases in our accounts receivable. Our accounts receivable balance has increased as a result of our 60% revenue growth during the six months ended June 30, 2012. Our accounts receivable balance has also increased as the American Medical Association introduced new Molecular billing codes that went into effect on January 1, 2012. Only some payers have adopted these new codes, which has complicated billing. Complications from the different billing formats have increased our “re-bill rate” for molecular testing and have increased balances in accounts receivable.

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

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month and has an effective rate of interest of 5.25%.

On June 30, 2012 the available credit under the Credit Facility was approximately $1.6 million and the outstanding borrowing was $6.4 million after netting compensating cash on hand.

On July 27, 2012 the Facility Cap was increased from $8.0 million to $9.0 million.

We have unrestricted cash on hand of $2,566,000 as of June 30, 2012, along with the unused portion of our credit line. As such, we believe we have adequate resources to meet our operating commitments for the next twelve months.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $5.0 million to $6.0 million of additional capital equipment during the next year. We plan to fund these purchases primarily through capital lease financing arrangements. If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Related Party Transactions

Consulting Agreements

During the three months ended June 30, 2012 and 2011, Steven C. Jones, a director of the Company, earned approximately $52,500 and $50,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. During the six months ended June 30, 2012 and 2011, he earned approximately $102,500 and $100,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $55,000 and $6,000 for the six months ended June 30, 2012 and 2011 as payment of his annual bonus compensation for the previous fiscal year.

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

As required by SEC Rule 15d-15, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1+	First Amendment to Amended and Restated Revolving Credit and Security Agreement dated March 26, 2012 among NeoGenomics, Inc., NeoGenomics Laboratories, Inc. and CapitalSource Finance LLC as incorporated by reference to the Company’s Post Effective Amendment No. 2 to Form S-1 (333-166526) filed with the SEC on April 27, 2012

31.1**	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Provided herewith

+	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2012	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
		Name:	George Cardoza
		Title:	Chief Financial Officer

	By:	/s/ Edwin F. Weidig III
		Name:	Edwin F. Weidig III
		Title:	Director of Finance and
Principal Accounting Officer