Form 10-Q/A
period 2012-06-30
NEOGENOMICS INC
filed 2012-08-15
CIK 1077183

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of NeoGenomics, Inc. (the “Company”) for the quarter ended June 30, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 6, 2012. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

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

PART II – OTHER INFORMATION

ITEM 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1+	First Amendment to Amended and Restated Revolving Credit and Security Agreement dated March 26, 2012 among NeoGenomics, Inc., NeoGenomics Laboratories, Inc. and CapitalSource Finance LLC as incorporated by reference to the Company’s Post Effective Amendment No. 2 to Form S-1 (333-166526) filed with the SEC on April 27, 2012

31.1**	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

**	Provided herewith
+	Confidential treatment previously requested and granted with respect to certain portions, which portions were omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2012	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
		Name:	George Cardoza
		Title:	Chief Financial Officer

	By:	/s/ Edwin F. Weidig III
		Name:	Edwin F. Weidig III
		Title:	Director of Finance and Principal Accounting Officer

4