Form 10-Q
period 2012-09-30
NEOGENOMICS INC
filed 2012-11-05
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

As of October 30, 2012, the registrant had 45,270,280 shares of Common Stock, par value $0.001 per share outstanding.

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

•	Regulatory developments in the United States;

•	Our ability to maintain our license under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);

•	Our ability to expand our operations and increase our market share;

•	Our ability to expand our service offerings by adding new testing capabilities;

•	Our ability to meet our future capital requirements;

•	The impact of internalization of testing by customers;

•	Our ability to compete with other diagnostic laboratories;

•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;

•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure; and

•	The accuracy of our projections and estimates regarding reimbursements, expenses, future revenues and capital requirements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,038	$2,628
Restricted cash	300	500
Accounts receivable (net of allowance for doubtful accounts of $2,551 and $2,150, respectively)	12,013	7,894
Inventories	1,906	1,202
Other current assets	864	954

Total current assets	17,121	13,178

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $9,202 and $6,653 respectively)	9,234	6,642

INTANGIBLE ASSETS (net of accumulated amortization of $126 and $0 , respectively)	2,856	—
OTHER ASSETS	91	129

TOTAL ASSETS	$29,302	$19,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,238	$2,529
Accrued compensation	2,194	2,137
Accrued expenses and other liabilities	690	773
Short-term portion of equipment capital leases	2,513	2,107
Revolving credit line	8,035	3,898

Total current liabilities	16,670	11,444

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	3,410	2,608

TOTAL LIABILITIES	20,080	14,052

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 45,268,905 and 43,416,200 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	45	43
Additional paid-in capital	31,635	28,490
Accumulated deficit	(22,458)	(22,636)

Total stockholders’ equity	9,222	5,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,302	$19,949

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
NET REVENUE	$14,202	$11,320	$44,973	$30,591

COST OF REVENUE	8,310	6,246	24,571	16,996

GROSS PROFIT	5,892	5,074	20,402	13,595

OPERATING EXPENSES
General and administrative	3,929	3,182	11,745	8,801
Research and development	808	125	1,833	416
Sales and marketing	1,839	1,725	5,809	5,162

Total operating expenses	6,576	5,032	19,387	14,379

INCOME (LOSS) FROM OPERATIONS	(684)	42	1,015	(784)

INTEREST AND OTHER INCOME (EXPENSE) – NET	(291)	(185)	(837)	(545)

NET INCOME (LOSS) BEFORE TAXES	(975)	(143)	178	(1,329)

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(975)	$(143)	$178	$(1,329)

NET INCOME (LOSS) PER SHARE
- Basic	$(0.02)	$(0.00)	$0.00	$(0.03)

- Diluted	$(0.02)	$(0.00)	$0.00	$(0.03)

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING
- Basic	45,175	43,104	44,944	42,570

- Diluted	45,175	43,104	48,226	42,570

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$178	$(1,329)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	2,434	1,740
Amortization of intangibles	126	—
Depreciation of property and equipment	2,549	1,484
Amortization of debt issue costs	29	30
Stock-based compensation – options	488	257
Stock-based compensation – warrants and restricted stock	211	121
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(6,552)	(3,870)
(Increase) decrease in inventories	(704)	(208)
(Increase) decrease in other current assets	61	286
(Increase) decrease in other assets	38	(37)
Increase (decrease) in accounts payable and other liabilities	649	356

NET CASH (USED) IN OPERATING ACTIVITIES	(493)	(1,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(1,037)	—
Purchases of property and equipment	(2,263)	(338)

NET CASH (USED) IN INVESTING ACTIVITIES	(3,300)	(338)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	200	—
Advances (payments) on credit facility, net	4,137	1,030
Repayment of capital leases	(1,637)	(1,146)
Issuance of common stock and warrants for cash, net of transaction expenses	503	3,176

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,203	3,060

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(590)	1,552
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,628	1,097

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,038	$2,649

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$809	$519

Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$2,845	$1,255

Common stock issued for intangible asset purchase	$1,945	$—

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist of cash and equity compensation and benefits for research and development personnel, amortization of intangibles, related supplies, inventory and payment for samples to complete validation studies. These expenses were incurred to develop new genetic tests.

Intangible Assets

Intangible assets with finite useful lives are recorded at fair value which is our cost, less accumulated amortization. Amortization is recognized over the estimated useful lives of the assets. The Company’s intangible assets are related to our license agreement with Health Discovery Corporation.

Concentrations of Credit Risk

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to whom the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. Over the last year, we have expanded our relationship with a large oncology practice with multiple office locations. For the three months ended September 30, 2012, all of the affiliated locations from this oncology practice combined represented approximately 12.9% of our revenue compared to 13.5% of revenue for the quarter ended September 30, 2011 and for the nine months ended September 30, 2012 represented approximately 15.4% of our revenue compared to 8.8% of revenue for the nine months ended September 30, 2011. All other clients were less than 5% of total revenue individually.

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

We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions. As of September 30, 2012 we had no provision for related income taxes because we have large Net Operating Loss positions to offset our current net income.

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

I.)	Increased the maximum principal amount of the revolving credit facility (the “Facility Cap”) to $8.0 million from $5.0 million; provided, that the Borrower may request to increase the Facility Cap twice during the term of the Amended and Restated Credit Agreement in increments of $1.0 million to a maximum of $10,000,000;

II.)	Extended the term of the Amended and Restated Credit Agreement to March 26, 2015;

III.)	Revised the definition of “Minimum Termination Fee” to be:

a.	2.5% of the Facility Cap if the “Revolver Termination” (as defined in the Agreement) is at any time before March 26, 2013;

b.	1.5% of the Facility Cap if the Revolver Termination is after March 26, 2013 but before March 26, 2014;

c.	0.5% of the Facility Cap if the Revolver Termination is on or after March 26, 2014; and

d.	That there shall be no Minimum Termination Fee if the Revolver Termination occurs within five (5) days of the end of the term.

IV.)	Modified the definition of “Permitted Indebtedness” and “Fixed Charge Coverage Ratio”; and

V.)	Amended Section 3.1 of the Amended and Restated Credit Agreement by deleting “the LIBOR shall be not less than 2.0%” and replacing it with “the LIBOR shall be not less than 1.0%”.

We paid Capital Source a commitment fee of $80,000 in connection with the Amendment.

On July 27, 2012 the Facility Cap was increased from $8.0 million to $9.0 million.

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month and has an effective rate of interest of 5.25%.

On September 30, 2012 the available credit under the Credit Facility was approximately $0.3 million and the outstanding borrowing was $8.0 million after netting compensating cash on hand.

NOTE D — INTANGIBLE ASSETS

On January 6, 2012, we entered into a Master License Agreement (the “License Agreement”) with Health Discovery Corporation, a Georgia corporation (“HDC”). We were granted an exclusive worldwide license to certain of HDC’s “Licensed Patents” and “Licensed Know-How” (as defined in the License Agreement) to, among other things, use, develop, make, have made, sell, offer to sell, modify, and commercially exploit “Licensed Uses” (as defined in the License Agreement) and “Licensed Products” (as defined in the License Agreement), in the fields of laboratory testing, molecular diagnostics, clinical pathology, anatomic pathology and digital image analysis (excluding non-pathology-related radiologic and photographic image analysis) relating to the development, marketing production or sale of any “Laboratory Developed Tests” or LDTs (as defined in the License Agreement) or other products used for diagnosing, ruling out, predicting a response to treatment, and/or monitoring treatment of any or all hematopoietic and solid tumor cancers excluding cancers affecting the retina and breast cancer (collectively with certain other qualifications as defined in the License Agreement, the “Field” or “Field of Use”); provided, that the exclusion for breast cancer shall be in effect only so long as that certain license agreement between HDC and the licensee of the technology for breast cancer applications is in full force and effect and such licensee is not in material breach of any its obligations under that agreement.

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

We had no intangible assets on December 31, 2011 and at September 30, 2012 intangible assets consisted of the following (in thousands):

	Weighted Average Amortization Period	September 30, 2012
		COST	Accumulated Amortization	Net
Support Vector Machine (SVM) technology	108 months	$500	$42	$458
Laboratory developed test (LDT) technology	164 months	$1,482	$54	$1,428
Flow Cytometry and Cytogenetics technology	202 months	$1,000	$30	$970

Total		$2,982	$126	$2,856

We recorded approximately $56,000 and $126,000 in straight-line amortization expense of intangibles for the three and nine months ended September 30, 2012 as a research and development expense in the consolidated statement of operations. We will record all amortization of intangibles in that category until the time that we have products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold. We continually review the estimated pattern in which the economic benefits will be consumed and adjust the amortization period and our pattern to match our estimate.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2012 is as follows (in thousands):

Year Ending December 31,
Remainder of 2012	$56
2013	223
2014	223
2015	223
2016	223
2017	223
Thereafter	1,685

Total	$2,856

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

The following table provides the computation of basic and diluted net income (loss) per share for the three and nine month periods ending September 30, 2012 and 2011: (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(975)	$(143)	$178	$(1,329)

Basic weighted average shares outstanding	45,175	43,104	44,944	42,570
Effect of potentially dilutive securities	—	—	3,282	—

Diluted weighted average shares outstanding	45,175	43,104	48,226	42,570

Basic net income (loss) per share	$(0.02)	$(0.00)	$0.00	$(0.03)

Diluted net income (loss) per share	$(0.02)	$(0.00)	$0.00	$(0.03)

For the nine months ended September 30, 2012 there were no outstanding options or warrants excluded from the calculation of diluted earnings per share due to anti-diluted affects, as all options and warrants were less than the average market price of the Company’s common stock for the nine months ended September 30, 2012.

NOTE F — STOCK OPTIONS

On January 9, 2012, Dr. Maher Albitar, our Chief Medical Officer was granted stock options to purchase 250,000 shares of the Company’s common stock at an exercise price per share of $1.43, which was the closing price per share on the last trading day prior to his start date. The stock options have a five year term and become 25% vested on each of the first four anniversaries of his start date. The stock options also fully vest upon a change of control of the Company. Dr. Albitar works in our California laboratory location, and the State of California has certain regulations that prohibit the corporate practice of medicine. As a result of this regulation, Dr. Albitar is not an employee, but rather is a full-time consulting physician to NeoGenomics. Thus, these stock options are non-employee consultant options and as such are being revalued at the end of every reporting period using a trinomial lattice model. At September 30, 2012 these stock options were valued at $428,000 and we recorded $118,400 and $158,000 of stock compensation expense related to the stock options in the three and nine months ended September 30, 2012, respectively.

On February 14, 2012, Mr. VanOort, our Chief Executive Officer was granted supplemental non-qualified stock options to purchase 800,000 shares of common stock at an exercise price of $1.71 per share which have a five year term so long as Mr. VanOort remains an employee of the Company (the “Supplemental Options”). The Supplemental Options are scheduled to vest according to the passage of time with 200,000 shares vesting each year on the anniversary of the grant date for the first four years after the grant. The Supplemental Options are valued at $505,000 based on a trinomial lattice model and we recorded $60,225 and $149,999 of stock compensation expense related to the Supplemental Options in the three and nine months ended September 30, 2012.

In the event of a change of control of the Company in which the consideration payable to common stockholders of the Company has a deemed value of at least $4.00 per share, any unvested portion of the Supplemental Options will immediately vest in full.

As of September 30, 2012, stock options to purchase 5,826,135 shares of our common stock were outstanding. The exercise prices of these options range from $0.25 to $1.71 per share and have a weighted average exercise price $1.02 per share.

NOTE G — COMMON STOCK WARRANTS

Albitar Warrant

On January 9, 2012 Dr. Maher Albitar was granted performance incentive warrants to purchase 200,000 shares of the Company’s common stock (the “Albitar Warrants”) at an exercise price per share of $1.43, which was the closing price per share on the last trading day prior to his start date. These warrants are being treated as non-employee consultant warrants and as such are being revalued, with assumptions for meeting performance, at the end of every reporting period using a trinomial lattice model. The Albitar Warrants have a five year term and vest in accordance with the performance criteria as follows:

(i)	80,000 will vest upon the commercial launch of the Company’s gene-based plasma prostate cancer test licensed from Health Discovery Corp (“HDC”) or similar test based on our mutual agreement.

(ii)	40,000 will vest upon the commercial launch of the Company’s gene-based colon cancer test licensed from HDC or similar test based on our mutual agreement.

(iii)	40,000 will vest upon the commercial launch of the Company’s gene-based pancreatic cancer test licensed from HDC or similar test based on our mutual agreement.

(iv)	20,000 will vest upon successful consummation of a sublicensing agreement with an instrument manufacturer to commercialize the cytogenetics automated image analysis technology licenses from HDC.

(v)	20,000 will vest upon successful consummation of a sublicensing agreement with an instrument manufacturer to commercialize the flow cytometry automated image analysis technology licenses from HDC.

In the event of a change of control of the Company in which the consideration payable to common stockholders of the Company has a deemed value of at least $4.00 per share, any unvested portion of the Albitar Warrants will immediately vest in full.

On September 30, 2012 the Albitar Warrants were valued at $342,500 and we recorded approximately $95,800 and $128,000 of stock compensation expense related to the Albitar Warrants for the three and nine months ended September 30, 2012.

Warrant exercises

For the nine months ended September 30, 2012, 650,000 warrants previously issued to members of our board of directors and 348,417 warrants issued in June 2007 as part of a common stock offering were exercised or expired as follows:

Type of Exercise	Warrant Shares	Exercise Price /Share	Cash Received	Common Stock Shares Issued
For cash	175,000	$1.50	$262,500	175,000
Cashless net exercise	725,000	$1.50	$—	75,066
Expired unexercised	98,417	$1.50	$—	—

Warrant activity for the nine months ended September 30, 2012 is summarized as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2011	2,156,750	$1.34
Granted	200,000	1.43
Exercised	(900,000)	1.50
Expired	(98,417)	1.50
Cancelled	—	—

Warrants outstanding, September 30, 2012	1,358,333	$1.24

NOTE H — CAPITAL LEASES

On September 9, 2011, we entered into a master lease agreement for an equipment lease line of credit with Garic, Inc. The facility had a 12 month draw down period and each schedule has a thirty six month term. The lease had a fair market value option at the end of the term at a price not to exceed fifteen percent of the equipment cost or the right to return the equipment. The facility expired and we had borrowed $658,000 over the life of the line at an interest rate of 16.12%.

In June 2012, we entered into a five year, $1 buyout equipment lease of approximately $495,000 for the purchase of laboratory equipment with Wells Fargo Lease Equipment Financing. The lease has an interest rate of approximately 6%.

During the nine months ended September 30, 2012, we entered into several vendor lease arrangements for approximately $1,555,000, primarily for the acquisition of lab equipment and to a lesser extent computer hardware. These capital leases are for 36 to 60 month terms, have either $1 purchase options or were fair market value at the end of the term, and had approximate interest rates between 8% and 16%.

NOTE I — OTHER RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2012 and 2011, Steven C. Jones, a director of the Company, earned approximately $52,500 and $50,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. During the nine months ended September 30, 2012 and 2011, he earned approximately $155,000 and $148,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $55,000 and $2,500 for the nine months ended September 30, 2012 and 2011 as payment of his annual bonus compensation for the previous fiscal year.

NOTE J — INCOME TAXES

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

e)	Molecular testing - a rapidly emerging cancer diagnostic tool focusing on the analysis of DNA and RNA, as well as the structure and function of genes at a molecular level. Molecular testing employs multiple technologies including bi-directional sequencing analysis, DNA fragment length analysis, and real-time polymerase chain reaction (“RT-PCR”) RNA analysis.

All of these testing services are widely utilized to inform the diagnosis and prognosis of various types and subtypes of cancer and to help predict a patient’s potential response to specific therapies. NeoGenomics offers testing services on both a “tech-only” basis, where NeoGenomics performs the technical component of the testing (specimen set-up, staining, imaging, sorting and categorization of cells, chromosomes, genes, DNA or RNA) and the client physician performs the related professional interpretation component (analyzing the laboratory data, developing the diagnosis or prognosis as well as preparing and writing the final report), as well as on a full service or “global” basis where NeoGenomics performs both the technical component and the professional interpretation component.

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

Health Discovery Corporation (“HDC”) has an extensive array of pending and issued patents surrounding SVM and RFE technology. In January 2012, we entered into a Master License Agreement (the “License Agreement”) with HDC, pursuant to which we were granted an exclusive worldwide license to utilize HDC’s intellectual property portfolio, including some 84 issued and pending patents related to SVM and RFE as well as certain patents relating to digital image analysis, biomarker discovery, and gene and protein-based diagnostic, prognostic, and predictive testing, to develop and commercialize laboratory developed tests (“LDTs”) and other products relating to hematopoietic and solid tumor cancers.

Under the terms of the License Agreement, we may, subject to certain limitations, use, develop, make, have made, modify, sell, and commercially exploit products and services in the fields of laboratory testing, molecular diagnostics, clinical pathology, anatomic pathology and digital image analysis relating to the development, marketing, production or sale of any LDTs or other products used for diagnosing, ruling out, predicting a response to treatment, and/or monitoring treatment of any hematopoietic and solid tumor cancers excluding cancers affecting the retina and breast cancer; provided, that the exclusion for breast cancer shall be in effect only so long as that certain license agreement between HDC and the licensee of the technology for breast cancer applications is in full force and effect and such licensee is not in material breach of any its obligations under that agreement.

By licensing this technology and combining the expertise that already existed at Health Discovery Corp with our expertise in genomics, proteomics and digital imaging, we believe we are well-positioned to begin developing innovative and proprietary new products.

We have greatly expanded our menu of molecular tests in the past nine months. Molecular testing is a rapidly growing part of oncology testing, allowing us to determine types of cancer, as well as predicted responses to certain therapeutics. We have combined several molecular tests into NeoTypeTM panels, which will help pathologists and oncologists determine cancer types on difficult cases. We use bi-directional sanger sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitor’s because we are able to pick up mutations that other methods would not detect. With our strong menu of molecular tests we are positioned to capitalize on this rapidly growing area.

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

Medical Team

Our team of medical professionals and Ph.Ds. are specialists in the field of genetics and oncology. Our medical team is led by our Chief Medical Officer, Dr. Maher Albitar, a renowned hematopathologist with extensive experience in molecular and genetic testing. Prior to joining NeoGenomics, Dr. Albitar was Medical Director for Hematopathology and Oncology at the Quest Nichols Institute and Chief R&D Director for Hematopathology and Oncology for Quest Diagnostics. He also served as Section Chief for Leukemia at the University of Texas M. D. Anderson Cancer Center. In addition to Dr. Albitar, we employ several other full-time M.D.s and Ph.Ds.

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

Superior Testing Platforms

We use some of the most advanced testing platforms in the laboratory industry. Our new 10 color flow cytometry platform was recently launched and we are the first national laboratory to offer this service on a tech-only basis. Most of our competitors only offer between 5 and 8 color Flow Cytometry testing. We believe that this allows us to provide more and better data to our clients. The use of bi-directional sequencing in our molecular testing allows us to detect multiple mutations which can be missed with single point mutation analysis. Our automated FISH and Cytogenetics tools allow us to deliver the highest quality testing to our clients.

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

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales representatives (“Territory Business Managers”) are organized into three regions (East, Central and West). These sales representatives all utilize Salesforce.com to manage their territories, and we have integrated all of the important customer care functionality within our LIS into Salesforce.com so that our Territory Business Managers can stay informed of emerging issues and opportunities within their regions.

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

As an example, recently the FDA approved a small molecule anti-therapy drug (Xalkori) that targets a mutation in the ALK gene for a small sub-set of patients with Non-Small Cell Lung Cancer (NSCLC). Approximately 50-61% of patients with an

ALK gene rearrangement will respond to this therapy. To identify patients eligible for this specific small-molecule therapy, an FDA-approved FISH test that NeoGenomics and certain other laboratories offer, must be performed. This ALK FISH test is considered a companion diagnostic test and it is critical that this test be performed and the patient found to have an ALK mutation before therapy can be administered. Tests such as the ALK FISH test allow our clients to direct individualized treatments to each cancer patient in a timely manner. We are increasingly focused on attempting to develop new predictive tests such as this in our new product development pipeline. We have already added over 30 molecular tests in fiscal year 2012 and anticipate at least a dozen more by year-end. We have also greatly expanded our IHC menu and our digital pathology platform, areas we believe will help to drive future growth.

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

Intangible Assets

On January 6, 2012 we acquired approximately $3.0 million of intangible assets related to our Master License Agreement (“the License Agreement”) with HDC pursuant to which we were granted an exclusive worldwide license to utilize 84 issued and pending patents to develop and commercialize laboratory developed tests (“LDTs”) and other products relating to hematopoietic and solid tumor cancers. The licensed intellectual property and know-how relates to support vector machine (“SVM”), recursive feature elimination (“SVM-RFE”), fractal genomic modeling (“FGM”) and other pattern recognition technology as well as certain patents relating to digital image analysis, biomarker discovery, and gene and protein-based diagnostic, prognostic, and predictive testing.

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

Technical Component Grandfather Clause Expiration

On February 22, 2012, the Middle Class Tax Relief Act (“MCTRA”) was enacted. The MCTRA included a provision that specified that the Centers for Medicare and Medicaid Services (“CMS”) Technical Component Grandfather (“TC Grandfather”) clause would expire on June 30, 2012. The TC Grandfather clause had allowed independent laboratories like us to bill Medicare directly for the technical component of certain hospital in-patient and out-patient laboratory tests reimbursable off of the Medicare Physician Fee Schedule for hospitals that had a relationship with an independent pathology lab prior to July 22, 1999. As a result of this regulatory change, effective July 1, 2012, we are required to bill hospitals directly for these technical component services. Our hospital clients, however, receive no incremental reimbursement for in-patient tests and only limited incremental reimbursement for out-patient tests. Thus, the expiration of the TC Grandfather clause created price competition in approximately 18% of our revenue base, where previously there had been none. This resulted in a decline of approximately $1.3 million of revenue for the three months ended September 30, 2012 versus the three months ended June 30, 2012. This decline in revenue also directly impacted gross margin and net income. We believe that we can return to the gross margins we experienced before the TC Grandfather expiration as we continue to grow our business and improve the efficiencies of our laboratory operations. The requirement to submit claims to our clients directly, instead of Medicare, has also had an impact on the time it takes for us to collect on the receivables for the tests in question. Medicare typically pays each claim filed within 3 to 4 weeks of filing, however, clients typically get billed only once a month for all claims, and the collection cycle time from clients is generally 30-60 days from the time they receive a bill.

Overview of Financial Results

The following table presents the consolidated statements of operations as a percentage of revenue:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
NET REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF REVENUE	58.5%	55.2%	54.6%	55.6%

GROSS PROFIT	41.5%	44.8%	45.4%	44.4%

OPERATING EXPENSES:
General and administrative	27.6%	28.1%	26.1%	28.8%
Research and development	5.7%	1.1%	4.1%	1.3%
Sales and marketing	13.0%	15.2%	12.9%	16.9%

TOTAL OPERATING EXPENSES	46.3%	44.4%	43.1%	47.0%

INCOME (LOSS) FROM OPERATIONS	(4.8)%	0.4%	2.3%	(2.6)%

INTEREST AND OTHER INCOME (EXPENSE) - NET	(2.1)%	(1.7)%	(1.9)%	(1.7)%
NET INCOME (LOSS)	(6.9)%	(1.3)%	0.4%	(4.3)%

Results of Operations for the Three and Nine Months Ended September 30, 2012 as Compared to the Three and Nine Months Ended September 30, 2011

Revenue

Supplemental Information on Customer Requisitions Received and Tests Performed

(in thousands, except test and requisition amount)

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	% Inc (Dec)	2012	2011	% Inc (Dec)
Requisitions Rec’d (cases)	18,307	12,857	42.4%	53,802	34,995	53.7%
Number of Tests Performed	28,315	19,977	41.7%	84,093	53,731	56.5%
Avg. # of Tests / Requisition	1.55	1.55	0.0%	1.56	1.54	1.8%

Total Testing Revenue	$14,202	$11,320	25.5%	$44,973	$30,591	47.0%
Avg Revenue/Requisition	$775.77	$880.47	(11.9)%	$835.90	$874.15	(4.4)%
Avg Revenue/Test	$501.58	$566.66	(11.5)%	$534.80	$569.33	(6.1)%

Our increase in test counts and revenue for the three and nine months ended September 30, 2012 when compared to the three and nine months ended September 30, 2011 was primarily the result of adding new client accounts and expanding our test service offerings. Over the last year, we have expanded our relationship with a large oncology practice with multiple office locations. For the three months ended September 30, 2012, all of the affiliated locations from this oncology practice combined represented approximately 12.9% of our revenue compared to 13.5% of revenue for the quarter ended September 30, 2011 and for the nine months ended September 30, 2012 represented approximately 15.4% of our revenue compared to 8.8% of revenue for the nine months ended September 30, 2011. The decrease in average revenue per test and requisition for the three and nine months ended September 30, 2012 as compared to the prior year was primarily attributable to the expiration of the previously discussed TC Grandfather clause. As a result of this regulatory change, effective July 1, 2012, we no longer are able to bill Medicare directly for the technical component of certain hospital in-patient and out-patient laboratory tests and now must bill our hospital clients directly for such services, often at a lower rate than what we were previously billing to Medicare. Average revenue per test and per requisition was also modestly impacted by an increasing proportion of lower average revenue molecular and immunohistochemistry tests in our test mix.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	Change	2012	2011	Change
Cost of revenue	$8,310,000	$6,246,000	$2,064,000	$24,571,000	$16,996,000	$7,575,000
Cost of revenue as a % of revenue	58.5%	55.2%		54.6%	55.6%
Gross Profit	$5,892,000	$5,074,000	$818,000	$20,402,000	$13,595,000	$6,807,000
Gross Profit as a % of revenue	41.5%	44.8%		45.4%	44.4%
Cost of Revenue per Test	$293.49	$312.68	$(19.19)	$292.19	$316.32	$(24.13)
Gross Profit per Test	$208.08	$253.98	$(45.90)	$242.62	$253.01	$(10.39)

For the three and nine months ended September 30, 2012 the overall cost of revenue increased due to the large increases in our testing volumes. The declines in cost of revenue per test for these periods are a result of improved productivity in our laboratory, as we experienced an increase in the amount of tests processed per laboratory FTE (full time equivalent personnel). This was driven by improved capacity planning and utilization along with several process improvements in the laboratory. We also experienced a reduction in test send-outs to other laboratories as a result of our expanded Molecular test services menu and a reduction in our contract labor due to our expanded medical staff. We continue to focus on improving our laboratory operations in order to continue to drive further improvements in our costs per test. We believe that we will continue to see a reduction in average cost per test in future periods based on the activities of our best practices teams.

Our cost of revenue as a percentage of revenue increased for the three months ended September 30, 2012 as compared to the prior year primarily as a result of the decrease in revenue which resulted from the Medicare TC Grandfather expiration on July 1, 2012. These impacts were partially offset by the benefits of the decline in average cost of revenue per test mentioned above. Our cost of revenue as a percentage of revenue declined by 1% for the nine month period ended September 30, 2012 as compared to the nine months ended September 30, 2011 as reductions in average cost of revenue per test fully offset the impact of the Medicare TC grandfather expiration, which did not occur until July 1, 2012.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales, marketing, and customer service personnel and costs from marketing and advertising efforts.

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	Change	2012	2011	Change
Sales and marketing	$1,839,000	$1,725,000	$114,000	$5,809,000	$5,162,000	$647,000
As a % of revenue	13.0%	15.2%		12.9%	16.9%

These increases were the result of increased sales commissions related to the increase in revenue. Our sales and marketing costs as a percentage of revenue declined for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 as a result of operating leverage on our increased revenues.

We expect our overall sales and marketing expenses to increase modestly with increased test volumes but to decline slightly as a percentage of revenue.

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

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	Change	2012	2011	Change
General and administrative	$3,929,000	$3,182,000	$747,000	$11,745,000	$8,801,000	$2,944,000
As a % of revenue	27.6%	28.1%		26.1%	28.8%

For the three and nine months ended September 30, 2012 as compared to the same periods in the previous year, the increases in general and administrative expenses are primarily a result of adding information technology and billing personnel to support the increase in our testing volumes as well as health insurance costs, technology costs related to the co-location of mission critical information technology applications to a secure facility in Tampa, Florida, recruiting expenses to hire new employees across the organization and an increase in corporate performance based bonuses. During the three months ended September 30, 2012 we had approximately $170,000 of moving related expenses related to our move into our new California facility that we do not expect to occur on a going forward basis. General and administrative expenses as a percentage of revenue declined in the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 as we continue to gain economies of scale as our business grows.

Bad debt expense increased by approximately 11%, or approximately $68,000 to $699,000 for the three months ended September 30, 2012 as compared to approximately $631,000 for the three months ended September 30, 2011. This increase was primarily a result of the 25% increase in revenue and partially offset by a 0.7% decrease in bad debt as a percentage of revenue. For the three months ended September 30, 2012 bad debt expense as a percentage of revenue was 4.9% as compared to 5.6% for the comparable period in 2011. Bad debt expense increased by approximately 40%, or approximately $694,000 to $2,434,000 for the nine months ended September 30, 2012 as compared to approximately $1,740,000 for the nine months ended September 30, 2011. This increase was primarily a result of the 47% increase in revenue partially offset by a 0.3% decline in bad debt as a percentage of revenue.

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

Research and Development Expenses

Research and development expenses relate to cost of developing new proprietary and non-proprietary genetic tests, stock compensation expense, as well as cost related to our licensing agreement with Health Discovery Corporation, including amortization of the licensed technology.

	For the three months ended September 30,			For the nine months ended September 30,
	2012	2011	Change	2012	2011	Change
Research and development	$808,000	$125,000	$683,000	$1,833,000	$416,000	$1,417,000
As a % of revenue	5.7%	1.1%		4.1%	1.3%

The increases in research and development expenses is primarily a result of increased personnel costs, stock compensation expense and supply costs to develop and launch new molecular tests as well as to develop proprietary testing products and services including those related to our license with HDC. R&D expenses for the three and nine months ended September 30, 2012, also included $214,000 and $286,000 of stock based compensation expenses for non-employee options and warrants. This included $177,000 of incremental stock based compensation expenses for non-employee options and warrants that were due solely to the rise in our stock price from June 30, 2012 to September 30, 2012.

Other (Income) Expense

Other income and expense primarily consists of the interest expense we incur on our borrowing arrangements (primarily comprised of interest payable on advances under our revolving credit facility with Capital Source and interest paid on capital lease obligations) offset by the interest income we earn on cash deposits. Interest expense increased from approximately $185,000 for the three months ended September 30, 2011 to $291,000 for the three months ended September 30, 2012. Interest expense increased from approximately $545,000 for the nine months ended September 30, 2011 to $837,000 for the nine months ended September 30, 2012. This reflects higher borrowings, particularly related to our revolving credit facility and capital lease obligations as we acquired additional equipment to support our increasing testing volumes.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $(975,000), or $(0.02)/share, for the three months ended September 30, 2012 as compared to a net loss of $(143,000), or ($0.00)/share, for the three months ended September 30, 2011. For the nine months ended September 30, 2012 we reported net income of $178,000, or $0.00/share, as compared to a net loss of $(1,329,000) or ($0.03)/share, for the nine months ended September 30, 2011.

Non-GAAP Measures

“Adjusted EBITDA” is defined by NeoGenomics as net income (loss) from continuing operations before (i) interest expense, (ii) tax expense and therapeutic discovery tax grants, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation and warrant amortization expense and (v) other extraordinary or non-recurring charges, such as the costs related to moving our California facility. NeoGenomics believes that Adjusted EBITDA provides a more consistent measurement of operating performance and trends across reporting periods by excluding these cash and non-cash items of expense not directly related to ongoing operations from income. Adjusted EBITDA also assists investors in performing analysis that is consistent with financial models developed by research analysts.

Adjusted EBITDA as defined by NeoGenomics is not a measurement under generally accepted accounting principles (“GAAP”) and may differ from non-GAAP measures used by other companies. There are limitations inherent in non-GAAP financial measures such as Adjusted EBITDA because they exclude a variety of charges and credits that are required to be included in a GAAP presentation, and do not therefore present the full measure of NeoGenomics recorded costs against its net revenue. Accordingly, investors should consider non-GAAP results together with GAAP results in analyzing NeoGenomics financial performance.

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three and nine months ending September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income (loss) (Per GAAP)	$(975)	$(143)	$178	$(1,329)

Adjustments to Net Income (Loss):
Interest expense (income), net	291	185	837	545
Income taxes	—	—	—	—
Depreciation and amortization	1,000	521	2,675	1,484

EBITDA	316	563	3,690	700

Further Adjustments to EBITDA:
Other non-recurring items	170	—	170	—
Non-cash stock-based compensation	356	130	699	379

Adjusted EBITDA (non-GAAP)	$842	$693	$4,559	$1,079

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

	September 30,
	2012	2011	Change	% Change
Allowance for doubtful accounts	$2,551,000	$2,046,000	$505,000	24.7%
As a % of gross accounts receivable	17.5%	21.7%

The $505,000 increase in the allowance for doubtful accounts is the result of increased revenue causing our receivable balance to increase. However, our allowance as a percentage of gross accounts receivable has declined as a result of our being on contract with more managed care payers and an improvement in our receivable aging.

Bad debt expense as a percentage of revenue was 4.9% for the three month period ended September 30, 2012 as compared to 5.7% of revenue for the three months ended September 30, 2011. For the nine month period ended September 30, 2012 bad debt expense as a percentage of revenue was 5.4% as compared to 5.7% of revenue for the nine month period ended September 30, 2011.

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 as well as the period ending cash and cash equivalents and working capital.

	For the nine months ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$(493)	$(1,170)
Investing activities	(3,300)	(338)
Financing activities	3,203	3,060

Net increase (decrease) in cash and cash equivalents	(590)	1,552
Cash and cash equivalents, beginning of period	2,628	1,097

Cash and cash equivalents, end of period (1)	$2,038	$2,649

Working Capital (2), end of period	$451	$1,774

(1)	excludes restricted cash of $0.3M in 2012 and $0.5 M in 2011.
(2)	Defined as current assets minus current liabilities.

Our net cash used from operating activities is driven by increases in our accounts receivable. Our accounts receivable balance has increased as a result of our 47% revenue growth during the nine months ended September 30, 2012. Aside from our growth, two other factors have contributed to the increase in our accounts receivable balance. First, the American Medical Association introduced new Molecular billing codes that went into effect on January 1, 2012. Only some payers have adopted these new codes, which has complicated billing. Complications from the different billing formats have increased our “re-bill rate” for molecular testing and have increased balances in accounts receivable. Second, the expiration of the TC Grandfather clause on June 30, 2012 which now requires us to bill clients for the technical component of our certain testing services, whereas previously we were able to bill Medicare directly for such services. Historically, Medicare is a much faster payer, and this change has contributed to increase in our receivables. Historically, Medicare is a much faster payer, and this change has contributed to increase in our receivables. We expect that the policy changes made by the Blue Cross and Blue Shield Association (“BCBSA”) to the Blue Card program in the fourth quarter of 2012 will also increase our accounts receivable as it will make it more complicated to receive payment from each of the various Blue Cross plans in each state and to get out of network payments from patients.

On January 6, 2012, we entered into a Master License Agreement (the “License Agreement”) with HDC (See Note D to the Notes to Unaudited Consolidated Financial Statements). Upon the execution of the License Agreement, we paid HDC $1,000,000 million in cash and issued to HDC 1,360,000 shares of our common stock which had a market value of $1,945,000 using the closing price of $1.43 per share for the Company’s common stock on the OTCQB Market on January 6, 2012. We have recorded this transaction as a purchase of intangible assets.

We have also used approximately $2,300,000 in cash to purchase or develop property and equipment. Approximately half of this was related to our new facility in Irvine, California and the remaining amounts were for internally developed software and externally developed software interfaces.

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

I.)	Increased the maximum principal amount of the revolving credit facility (the “Facility Cap”) to $8.0 million from $5.0 million; provided, that the Borrower may request to increase the Facility Cap twice during the term of the Amended and Restated Credit Agreement in increments of $1.0 million to a maximum of $10,000,000;

II.)	Extended the term of the Amended and Restated Credit Agreement to March 26, 2015;

III.)	Revised the definition of “Minimum Termination Fee” to be:

a.	2.5% of the Facility Cap if the “Revolver Termination” (as defined in the Agreement) is at any time before March 26, 2013;

b.	1.5% of the Facility Cap if the Revolver Termination is after March 26, 2013 but before March 26, 2014;

c.	0.5% of the Facility Cap if the Revolver Termination is on or after March 26, 2014; and

d.	That there shall be no Minimum Termination Fee if the Revolver Termination occurs within five (5) days of the end of the term.

IV.)	Modified the definition of “Permitted Indebtedness” and “Fixed Charge Coverage Ratio”; and

V.)	Amended Section 3.1 of the Amended and Restated Credit Agreement by deleting “the LIBOR shall be not less than 2.0%” and replacing it with “the LIBOR shall be not less than 1.0%”.

We paid Capital Source a commitment fee of $80,000 in connection with the Amendment.

On July 27, 2012 the Facility Cap was increased from $8.0 million to $9.0 million.

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month and has an effective rate of interest of 5.25%.

On September 30, 2012 the available credit under the Credit Facility was approximately $0.3 million and the outstanding borrowing was $8.0 million after netting compensating cash on hand.

We had unrestricted cash on hand of $2.0 million as of September 30, 2012, along with the unused portion of our credit line. As such, we believe we have adequate resources to meet our operating commitments. In the event operating cash flows are not sufficient to fully fund our growth, we would look to secure additional borrowing lines or expand our current line. There can be no guarantee that we will be successful securing additional debt facilities. In the event we are unable to fund our operations by positive operating cash flows or additional borrowings, we may be forced to reduce our expenses, slow down our growth rate or raise equity capital.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $5.5 - $6.5 million of additional capital equipment during the next year. We plan to fund these purchases primarily through capital lease financing arrangements. If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Related Party Transactions

Consulting Agreements

During the three months ended September 30, 2012 and 2011, Steven C. Jones, a director of the Company, earned approximately $52,500 and $50,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. During the nine months ended September 30, 2012 and 2011, he earned approximately $155,000 and $148,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $55,000 and $2,500 for the nine months ended September 30, 2012 and 2011 as payment of his annual bonus compensation for the previous fiscal year.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1**	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.

**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2012	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
	Name:	George Cardoza
	Title:	Chief Financial Officer

	By:	/s/ Edwin F. Weidig III
	Name:	Edwin F. Weidig III
	Title:	Director of Finance and Principal Accounting Officer