Form 10-K
period 2012-12-31
NEOGENOMICS INC
filed 2013-02-21
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35756

NEOGENOMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	74-2897368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12701 Commonwealth Drive, Suite 9, Fort Myers, FL 33913

(Address of principal executive offices, Zip code)

(239) 768-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, par value $0.001 per sharet100a	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    ☐  Yes    ☒  No

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $53.0 million, based on the closing price of the registrant’s common stock of $1.70 per share on June 30, 2012.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 15, 2013: 45,280,280

NEOGENOMICS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2012

PART I

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”).

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

•	Regulatory developments in the United States;

•	Our ability to maintain our license under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);

•	Our ability to expand our operations and increase our market share;

•	Our ability to expand our service offerings by adding new testing capabilities;

•	Our ability to meet our future capital requirements;

•	The impact of internalization of testing by customers;

•	Our ability to compete with other diagnostic laboratories;

•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;

•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure; and

•	The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements.

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

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with its subsidiaries as “NeoGenomics”, “we”, “us”, “our” or the “Company” in this Form 10-K) is the registrant for SEC reporting purposes. Our common stock is listed on the NASDAQ Capital Market under the symbol “NEO”.

Overview

We operate a network of cancer-focused testing laboratories whose mission is to improve patient care through exceptional genetic and molecular testing services. Our vision is to become America’s premier cancer testing laboratory by delivering uncompromising quality, exceptional service and innovative products and services. The Company has laboratory locations in Ft. Myers and Tampa, Florida; Irvine, California; and Nashville, Tennessee, and currently offers the following types of testing services:

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

d) Immunohistochemistry (“IHC”) testing – the process of identifying cell proteins in a tissue section utilizing the principle of antibodies binding specifically to antigens. Specific surface cytoplasmic or nuclear markers are characteristic of cellular events such as proliferation or cell death (apoptosis). IHC is also widely used to understand the distribution and localization of differentially expressed proteins; and

e) Molecular testing – a rapidly emerging cancer diagnostic tool focusing on the analysis of DNA and RNA, as well as the structure and function of genes at the molecular level. Molecular testing employs multiple technologies including bi-directional Sanger sequencing analysis, DNA fragment length analysis, and real-time polymerase chain reaction (“RT-PCR”) RNA analysis.

All of these testing services are widely utilized to determine the diagnosis and prognosis of various types and subtypes of cancer and to help predict a patient’s potential response to specific therapies. NeoGenomics offers testing services on both a “tech-only” basis, where NeoGenomics performs the technical component of the testing (specimen set-up, staining, imaging, sorting and categorization of cells, chromosomes, genes or DNA) and the client physician performs the related professional interpretation component (analyzing the laboratory data, developing the diagnosis or prognosis as well as preparing and writing the final report), as well as on a full service or “global” basis where NeoGenomics performs both the technical component and our medical staff provides the professional interpretation component.

Operating Segment

We have one reportable operating segment that delivers testing services to hospitals, pathologists, oncologists, other clinicians and researchers. Also, at December 31, 2012, all of our services were provided within the United States and all of our assets were located in the United States.

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

The field of cancer genetics is evolving rapidly and new tests are being developed at an accelerated pace. Based on medical and scientific discoveries over the last decade, cancer testing falls into one of three categories: diagnostic testing, prognostic testing and predictive testing. Of the three, the fastest growing area is predictive testing, which is utilized by clinicians to predict a patient’s response to the various treatment options in order to deliver “personalized medicine” that is optimized to that patient’s particular circumstances.

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

We believe that the key factors influencing the rapid market growth for cancer testing include: (i) every year more and more genes and genomic pathways are implicated in the development and/or clinical course of cancer; (ii) cancer is primarily a disease of the elderly – one in four senior citizens is likely to develop some form of cancer during the rest of their lifetime once they turn sixty, and now that the baby boomer generation has started to reach this age range, the incidence rates of cancer are rising; and (iii) increasingly, new drugs are being targeted to certain cancer subtypes and pathways which require companion diagnostic testing. Laboratory tests are needed to identify the type and subtype of cancer and the proper treatment regimen for each individual patient in order to deliver “personalized medicine” to the patient. These factors have driven explosive growth in the development of new genetic and molecular tests. We estimate a $10-12 billion total market opportunity for cancer testing in the United States, about $4-5 billion of which is derived from genetic and molecular testing with the remaining portion derived from more traditional anatomic pathology testing services that are complementary to and often ordered with the genetic and molecular testing services we offer.

Our Focus

Our primary focus is to provide high complexity, cancer-related laboratory testing services to hospitals, community-based pathology practices, and clinicians throughout the United States. We currently perform analyses for hematopoietic cancers such as leukemia and lymphoma (blood and lymphoid tumors) and solid tumor cancers such as breast, lung, colon, and bladder cancer. For hematopoietic cancers, we typically analyze bone marrow aspirate and peripheral blood specimens. For solid tumor cancers, we typically analyze tissue samples or urine.

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

We are committed to being a leader in oncology testing, and thus we are also focused on innovation. Our goal is to develop new assays to help physician clients better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. During 2012, we introduced 29 new molecular tests, greatly expanding our molecular testing menu. Molecular testing is a rapidly growing part of oncology testing, which allows us to determine specific subtypes of cancer, as well as predict responses to certain therapeutics by isolating certain genetic mutations in DNA and RNA. We also introduced a number of NeoTYPETM panels that combine multiple molecular tests into panels targeting specific types of cancer to help pathologists and oncologists determine cancer types on difficult cases. We use bi-directional sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitors because we are able to pick up mutations that other methods would not detect. We believe we have one of the most comprehensive molecular testing menus in the United States and that we are well-positioned to capitalize on this rapidly growing area.

During 2012, we also introduced a 10 color flow cytometry service offering on both a tech-only and a global basis. 10 color flow cytometry provides approximately 60% more data than previous flow cytometry platforms and allows for better operating efficiencies in test processing. We believe we are the only cancer genetics laboratory in the United States to offer 10 color flow cytometry on a tech-only basis. In addition, we vastly improved our immunohistochemistry offering, brought up a new digital imaging platform and launched several new FISH tests including a very promising new test to aid in the diagnosis of Barrett’s Esophagus that we are offering on a semi-exclusive basis. We expect these new tests to drive substantial growth in 2013. We also expect to continue to make investments in R&D that will allow us commercialize a number of new and innovative genetic tests as we move forward.

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

By licensing this technology and combining the expertise that already existed at HDC with our expertise in genomics, proteomics and digital imaging, we believe we are well-positioned to begin developing innovative and proprietary new products. SVM-RFE techniques allow us to combine and analyze data from genomics, proteomics and digital imaging to develop practical, cost-effective and reliable new assays. Using this technology, we believe we will be able to offer a whole line of advanced tests that will help physicians better manage the treatment options for cancer patients. We have prioritized the development of better tests for the diagnosis and prediction of clinical behavior in prostate cancer, pancreatic cancer, breast cancer, leukemia/lymphoma and other solid tumors as part of the License Agreement.

Competitive Strengths

Turnaround Times

We strive to provide industry leading turnaround times for test results to our clients nationwide. By providing information to physicians in a rapid manner, they can begin treating their patients as soon as possible. We believe our average 4-5 day turn-around time for our cytogenetics testing services, our average 3-4 day turn-around time for FISH testing services, our 5-7 day turn-around time for molecular testing and our average 1 day turn-around time for flow cytometry testing services are industry-leading benchmarks for national laboratories. Our consistent timeliness of results is a competitive strength and a driver of additional testing requests by our referring physicians. Quick turn-around times allow for the performance of other adjunctive tests within an acceptable diagnosis window in order to augment or confirm results and more fully inform treatment options. We believe that our rapid turnaround times are a key differentiator of NeoGenomics versus other national laboratories, and our clients often cite them as a key factor in their relationship with us.

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

Global Service Offerings

We also offer a full set of global services to meet the needs of those clients who are not credentialed and trained in interpreting genetic tests and who are looking for specialists to interpret the testing results for them. In our global service offerings, our lab performs the technical component of the tests and our M.D.s and Ph.Ds. provide the interpretation services. Our professional staff is also available for post testing consultative services. These clients rely on the expertise of our medical team to give them the answers they need in a timely manner to help inform their diagnoses and treatment decisions. Many of our tech-only clients also rely on our medical team for difficult or challenging cases by ordering our global testing services on a case by case basis or our medical team can serve as a backup to our clients who need overflow or weekend coverage. Our Genetic Pathology Solutions (“GPS”) report summarizes all relevant case data from our global services on one summary report. When providing global services, NeoGenomics performs both the technical and professional component of the test, which results in a higher reimbursement level.

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

Superior Testing Platforms

We use some of the most advanced testing platforms in the laboratory industry. Our new 10 color flow cytometry platform was recently launched and we are the first national laboratory to offer this service on a tech-only basis. Most of our competitors only offer between 5 and 8 color Flow Cytometry testing. We believe that this allows us to provide more and better data to our clients, particularly when dealing with limited sample quantities. The use of bi-directional sequencing in our molecular testing allows us to detect multiple mutations which can be missed with single point mutation analysis. Many laboratories rely on more limited kits which only look at single points on a gene. Our automated FISH and Cytogenetics tools allow us to deliver the highest quality testing to our clients.

Laboratory Information System (LIS)

We believe we have a state-of-the-art Laboratory Information System (“LIS”) that interconnects our locations and provides flexible reporting solutions to clients. This system allows us to standardize testing and deliver uniform test results and images throughout our network, regardless of the location that any specific portion of a test is performed within our laboratories. This allows us to move specimens and image analysis work between locations to better balance our workload. Our LIS also allows us to offer highly specialized and customizable reporting solutions to our tech-only clients. For instance, our tech-only NeoFISHTM and NeoFLOWTM applications allow our community-based pathologist clients to tailor individual reports to their specifications and incorporate only the images they select and then issue and sign-out such reports from our system with their own logos at the top. Our customized reporting solution even allows our clients to incorporate test results performed on ancillary tests not performed at NeoGenomics into summary report templates. This feature has been well-received by clients.

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales representatives (“Territory Business Managers”) are organized into three regions (Northeast, Central and West). These sales representatives all utilize our custom Customer Relationship Management System to manage their territories, and we have integrated all of the important customer care functionality within our LIS into Salesforce.com so that our Territory Business Managers can stay informed of emerging issues and opportunities within their regions. As of January 31, 2013, we had 19 Territory Business Managers, one Managed Care Specialist, and three Regional Managers.

Geographic Locations

Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on either the West Coast or the East Coast of the United States to service the needs of their customers around the country. We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence. We have four facilities, two large laboratory locations in Fort Myers, Florida and Irvine, California and two smaller laboratory locations in Nashville, Tennessee and Tampa, Florida. Our objective is to “operate one lab with four locations” in order to deliver standardized test results. We intend to continue to develop and open new laboratories and/or expand our current facilities as market situations dictate and business opportunities arise.

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

As an example, the FDA approved a small molecule anti-therapy drug (Xalkori) that targets a mutation in the ALK gene for a small sub-set of patients with Non-Small Cell Lung Cancer (NSCLC). Between 50-61% of patients with an ALK gene rearrangement will respond to this therapy. To identify patients eligible for this specific small-molecule therapy, an FDA-approved FISH test that NeoGenomics and certain other laboratories offer, must be performed. This ALK FISH test is considered a companion diagnostic test and it is critical that this test be performed and the patient found to have an ALK mutation before therapy can be administered. Tests such as the ALK FISH test allow our clients to direct individualized treatments to each cancer patient in a timely manner. We are increasingly focused on developing similar predictive tests as part of our new product development pipeline. In 2012 we added 29 new molecular tests to our existing service offerings and we expect to add multiple new tests in the next year including the launch of our NeoSITEtm Barrett’s Esophagus Test for surveillance and diagnosis of High Grade Dysplasia and Esophageal Cancer. In addition, in 2012 we expanded our IHC menu and our digital pathology platform, complementary services we believe will help to drive future growth.

We are working with the technology we licensed from HDC to develop new proprietary cancer tests. We are working on technology that we believe could streamline our workflow and reduce our costs.

Sales and Marketing

We continue to grow our testing volumes and revenue due to our investment in sales and marketing. As of January 31, 2012, NeoGenomics’ sales and marketing team totaled 38 individuals, including 19 Territory Business Managers (sales representatives), one Managed Care Specialist, three Regional Business Unit Directors (regional managers), 6 marketing and management professionals and 9 customer care specialists.

Our revenue, requisition and test metrics for the year ended December 31, 2012 and 2011 were as follows:

	FY 2012	FY 2011	% Change

Client Requisitions Received (Cases)	73,773	49,235	49.8%
Number of Tests Performed	114,606	76,288	50.2%
Average Number of Tests/Requisition	1.55	1.55	0.3%

Total Testing Revenue	$59,867,000	$43,484,000	37.7%
Average Revenue/Requisition	$812	$883	(8.1)%
Average Revenue/Test	$522	$570	(8.4)%

Our approximate 38% year-over-year revenue growth is a result of a broad based increase in the number of new clients, including one new client with over 30 locations, and the further penetration of existing clients in 2012. Our average revenue/test decrease of approximately 8% was primarily attributable to the expiration of the TC Grandfather clause (see “Technical Component Grandfather Clause Expiration” in Item 7). As a result of this regulatory change, effective July 1, 2012, we no longer are able to bill Medicare directly for the technical component of certain hospital in-patient and out-patient laboratory tests and now must bill our hospital clients directly for such services, and are often reimbursed at a lower rate than what we were previously receiving from Medicare. Average revenue per test and per requisition was also modestly impacted by an increasing proportion of lower average revenue molecular and immunohistochemistry tests in our test mix.

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

Suppliers

The Company orders its laboratory and research supplies from large national laboratory supply companies such as Abbott Laboratories, Fisher Scientific, Invitrogen, Cardinal Health, Ventana and Beckman Coulter. Other than as discussed below, we do not believe any disruption from any one of these suppliers would have a material effect on our business. The Company orders the majority of its FISH probes from Abbott Laboratories. If there was a disruption in the supply of these FISH probes, and we did not have inventory available, it could have a material effect on our business. This risk cannot be completely offset due to the fact that Abbott has patent protection which limits other vendors from supplying many of these probes.

Dependence on Major Clients

We currently market our services to pathologists, oncologists, urologists, other clinicians, hospitals and other clinical laboratories. During 2012, we expanded our relationship with a large oncology practice with multiple office locations. For the year ended December 31, 2012, all of the affiliated locations from this oncology practice combined represented approximately 14.9% of our revenue compared to 11.3% of revenue for the year ended December 31, 2011. All others were less than 5% of total revenue individually.

Payer Mix

In 2012, approximately 36% of our revenue was derived from Medicare and other Government payers, 29% from commercial insurance companies, 33% from clients such as hospitals and other reference laboratories, 1% from all others including patients, and the remainder in general year-end accruals. In 2011, approximately 43% of our revenue was derived from Medicare and other Government payers, 29% from commercial insurance companies, 26% from clients such as hospitals and other reference laboratories, and 1% from all others including patients and general year-end accruals.

Trademarks

The “NeoGenomics” name and logo has been trademarked with the United States Patent and Trademark Office. We have also trademarked or have applications pending for the brand names NeoFISH, NeoFlow, NeoSITE, NeoArray, NeoType and MelanoSITE. We have also trademarked the marketing slogans, “When time matters and results count” and “Time matters, results count”.

Number of Employees

As of December 31, 2012, we had 263 full-time equivalent employees. In addition, 5 other individuals, including 2 pathologists and our Chief Medical Officer, serve as consultants to the Company on a regular basis. The Company also had 22 temporary contract personnel at December 31, 2012. On December 31, 2011, we had 230 full-time equivalent employees, 8 consultants and 4 temporary contract personnel serving on a regular basis. Our employees are not represented by any union and we believe our employee relations are good.

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

Quality of Care

Our mission is to improve patient care through quality cancer genetic diagnostic services. By delivering exceptional service and innovative solutions, we aspire to become America’s premier cancer testing laboratory. The quality of care provided to clients and their patients is of paramount importance to us. We maintain quality control processes, including standard operating procedures, controls, performance measurement and reporting mechanisms. Our employees are committed to providing accurate, reliable, and consistent services at all times. Any concerns regarding the quality of testing or services provided by the Company are immediately communicated to NeoGenomics Medical Team, Company management and, if necessary, the Director for Quality Systems, the Compliance Department or Human Resources Department.

Compliance Program

The health care industry is highly regulated and scrutinized with respect to fraud, abusive billing practices, and improper financial relationships between health care companies and their referral sources. The Office of the Inspector General of HHS (the “OIG”) has published compliance guidance, including the Compliance Program Guidance for Clinical Laboratories in August of 1998, and advisory opinions. The Company has implemented a Compliance Program which is overseen by our Board of Directors. Its objective is to ensure compliance with the myriad federal and state laws, regulations and governmental guidance applicable to our business. Our program consists of training/education of employees and monitoring and auditing Company practices. The Board of Directors has formed a Compliance Committee of the Board which meets regularly to discuss all compliance-related issues that may affect the Company. The Company continuously reviews its policies and procedures as new regulations and interpretations come to light to comply with applicable regulations. The Director of Compliance reports directly to the Compliance Committee.

Hotline

As part of its Compliance Program, the Company provides a hotline for employees who wish to anonymously or confidentially report suspected violations of our codes of conduct, policies/procedures, or laws and regulations. Employees are strongly encouraged to report any suspected violation if they do not feel the problem can be appropriately addressed through the normal chain of command. The hotline does not replace other resources available to our employees, including supervisors, managers and human resources staff, but is an alternative channel available 24 hours a day, 365 days a year. The hotline forwards all reports to the Director of Compliance who is responsible for investigating, reporting to the Compliance Committee, and documenting the disposition of each report. The hotline forwards any calls pertaining to the financial statements or financial issues to the Chair of the Audit Committee. The Company does not allow any retaliation against an employee who reports a compliance related issue.

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

Medicare Payment Guidelines

We have various billing arrangements with our clients and with third party payers, including the Medicare program. The Company may perform the entire test and render a professional interpretation in which case the Company would bill globally, for both the technical and professional components, either directly to the payer or to the client. Alternatively, the Company may perform the technical component of the test only and either bill the payer directly or bill the client. Client billing arrangements are priced competitively at fair market value. These client billing arrangements may implicate the prohibition of the Medicare program against charging the Medicare or Medicaid programs fees substantially in excess of the Company’s usual and customary charges. These billing arrangements may also implicate the federal Stark Law and the federal and state anti-kickback statutes.

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

The Fair and Accurate Credit Transactions Act of 2003, enacted on Dec. 4, 2003, directed the Federal Trade Commission to implement regulations to protect consumers against identity theft. The Federal Trade Commission issued what are referred to as the “Red Flag Rules”, but the effective date for enforcement has been delayed several times. The Red Flag Rules are now subject to enforcement as of January 1, 2012. The Red Flag Program Clarification Act of 2010 (“RFPCA”) gave some relief to health care providers by changing the definition of “creditor”, thereby narrowing the application to health care providers who do not otherwise obtain or use consumer reports or furnish information to consumer reporting agencies in connection with a credit transaction. Health care providers who act as a “creditor” to any of its patients with respect to a “covered account” are required to implement an identity theft protection program to safeguard patient information. A creditor includes any entity that regularly in the course of business obtains or uses consumer reports in connection with credit transactions, furnishes information to a consumer reporting agency in connection with a credit transaction, or advances funds to or on behalf of a person based on the person’s obligation to repay the funds or repayable from specific property pledged by or on behalf of the person. But, a creditor, as defined in the RFPCA, that advances funds on behalf of a person for expenses incidental to a services provided by the creditor to that person is not subject to the Red Flag Rules. The Company has developed a written program designed to identify and detect the relevant warning signs – or “red flags” – of identity theft and establish appropriate responses to prevent and mitigate identity theft in order to comply with the Red Flag Rules. We are also developing a plan to update the program, and the program will be managed by senior management staff under the policy direction of our Board of Directors. The Company intends to take such steps as necessary to determine the extent to which the Red Flag Rules apply to it and to take such steps as necessary to comply.

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

We May Not Be Able To Implement Our Business Strategies Which Could Impair Our Ability To Continue Operations

Implementation of our business strategies will depend in large part on our ability to (i) attract and maintain a significant number of clients; (ii) effectively provide acceptable products and services to our clients; (iii) develop and license new products and technologies; (iv) obtain adequate financing on favorable terms to fund our business strategies; (v) maintain appropriate internal procedures, policies, and systems; (vi) hire, train, and retain skilled employees and management; (vii) continue to operate despite increasing competition in the medical laboratory industry; (viii) establish, develop and maintain our name recognition; and (ix) establish and maintain beneficial relationships with third-party insurance providers and other third-party payers. Our inability to obtain or maintain any or all these factors could impair our ability to implement our business strategies successfully, which could have material adverse effects on our results of operations and financial condition.

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

We May Experience Discontinuation Or Recalls Of Existing Testing Products Or Failures To Develop, Or Acquire, Licenses For New Or Improved Testing Technologies Which Could Materially and Adversely Affect Our Revenues

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

We Rely On A Limited Number Of Third Parties For The Manufacture And Supply Of Certain Of Our Critical Laboratory Instruments And Materials, And We May Not Be Able To Find Replacement Suppliers Or Manufacturers In A Timely Manner In The Event Of Any Disruption, Which Could Adversely Affect Our Business.

We rely on third parties for the manufacture and supply of some of our critical laboratory instruments, equipment and materials that we need to perform our specialized diagnostic services, and rely on a limited number of suppliers for certain laboratory materials and some of the laboratory equipment with which we perform our diagnostic services. Generally, we do not have long-term contracts with our suppliers and manufacturers that commit them to supply equipment and materials to us. Because we cannot ensure the actual production or manufacture of such critical equipment and materials, or the ability of our suppliers to comply with applicable legal and regulatory requirements, we may be subject to significant delays caused by interruption in production or manufacturing. If any of our third party suppliers or manufacturers were to become unwilling or unable to provide this equipment or these materials in required quantities or on our required timelines, we would need to identify and acquire acceptable replacement sources on a timely basis. While we have developed alternate sourcing strategies for most of the equipment and materials we use, we cannot be certain that these strategies will be effective and even if we were to identify other suppliers and manufacturers for the equipment and materials we need to perform our specialized diagnostic services, there can be no assurance that we will be able to enter into agreements with such suppliers and manufacturers or otherwise obtain such items on a timely basis or on acceptable terms, if at all. In addition, some of the reagents are covered by patents and thus are only available from one supplier. If we encounter delays or difficulties in securing necessary laboratory equipment or materials, including consumables, we would face an interruption in our ability to perform our specialized diagnostic services and experience other disruptions that would adversely affect our business, results of operations and financial condition.

We May Face Fluctuations In Our Results Of Operations And We Are Subject To Seasonality In Our Business Which Could Negatively Affect Our Business Operations

As a result of the relatively limited information available on our competitors, we may not have sufficient internal or industry-based historical financial data upon which to calculate anticipated operating expenses. Management expects that our results of operations may also fluctuate significantly in the future as a result of a variety of factors, including, but not limited to: (i) the continued rate of growth, usage and acceptance of our products and services; (ii) demand for our products and services; (iii) the introduction and acceptance of new or enhanced products or services by us or by competitors; (iv) our ability to anticipate and effectively adapt to developing markets and to rapidly changing technologies; (v) our ability to attract, retain and motivate qualified personnel; (vi) the initiation, renewal or expiration of significant contracts with our major clients; (vii) pricing changes by us, our suppliers or our competitors; (viii) seasonality; and (ix) general economic conditions and other factors. Accordingly, future sales and operating results are difficult to forecast. Our expenses are based in part on our expectations as to future revenues and to a significant extent are relatively fixed, at least in the short-term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to our expectations would likely have an immediate adverse impact on our business, results of operations and financial condition. In addition, we may determine from time to time to make certain pricing or marketing decisions or acquisitions that could have a short-term material adverse affect on our business, results of operations and financial condition and may not result in the long-term benefits intended. Furthermore, in Florida, currently our largest referral market for lab testing services, a meaningful percentage of the population, returns to homes in the Northern U.S. to avoid the hot summer months. This combined with the usual summer vacation schedules of our clients usually results in seasonality in our business. Because of all of the foregoing factors, our operating results in future periods could be less than the expectations of investors.

We Depend Substantially Upon Third Parties For Payment Of Services, Which Could Have A Material Adverse Affect On Our Cash Flows And Results Of Operations

The Company’s business consists of a clinical laboratory that provides medical testing services for doctors, hospitals, and other laboratories on patient specimens that are sent to the Company’s laboratory. In the case of most specimen referrals that are received for patients that are not in-patients or out-patients at a hospital or institution or otherwise sent by another reference laboratory, the Company typically bills the patient’s insurance company or a government program for its services. As such it relies on the cooperation of numerous third party payers, including but not limited to Medicare, Medicaid, and various insurance companies, to get paid for performing services on behalf of the Company’s clients and their patients. The amount of such third-party payments is governed by contractual relationships in cases where the Company is a participating provider for a specified insurance company or by established government reimbursement rates in cases where the Company is an approved provider for a government program such as Medicare or Medicaid. However, the Company does not have contractual relationships with some of the insurance companies with whom it deals, nor is it necessarily able to become an approved provider for all government programs. In such cases, the Company is deemed to be a non-participating provider and there is no contractual assurance that the Company will be able to collect the amounts billed to such insurance companies or government programs. Currently, the Company is not a participating provider with some of the insurance companies it bills for its services. Until such time as the Company becomes a participating provider with such insurance companies, there can be no contractual assurance that the Company will be paid for the services it bills to such insurance companies or patients, and such third-parties may change their reimbursement policies for non-participating providers in a manner that may have a material adverse effect on the Company’s cash flow or results of operations. Insurance companies may also try to steer business away from us towards in-network providers by sending letters to physicians and even imposing financial penalties, if they continue to send us business.

Our Business Is Subject To Rapid Scientific Change, Which Could Have A Material Adverse Effect On Our Business, Results Of Operations And Financial Condition

The market for genetic and molecular testing services is characterized by rapid scientific developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. For example, new tests developed by our competitors may prove superior and replace our existing tests. Our future success will depend in significant part on our ability to continually improve our offerings in response to both evolving demands of the marketplace and competitive service offerings, and we may be unsuccessful in doing so which could have a material adverse effect on our business, results of operations and financial condition.

The Market For Our Services Is Highly Competitive, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

The market for genetic and molecular testing services is highly competitive and we expect competition to continue to increase. We compete with other commercial clinical laboratories in addition to the in-house laboratories of many major hospitals and physician practices. Many of our existing competitors have significantly greater financial, human, technical and marketing resources than we do. Some physician groups and hospitals have made the decision to internalize testing rather than using an outsourced laboratory such as NeoGenomics. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance than our offerings. We may not be able to compete successfully against current and future sources of competition and in such cases, this may have a material adverse effect on our business, results of operations and financial condition.

We Face The Risk Of Capacity Constraints, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

We compete in the market place primarily on three factors: i) the quality and accuracy of our test results; ii) the speed or turn-around times of our testing services; and iii) our ability to provide after-test support to those physicians requesting consultation. Any unforeseen increase in the volume of clients could strain the capacity of our personnel and systems, which could lead to inaccurate test results, unacceptable turn-around times, or customer service failures. In addition, as the number of our clients and specimens increases, our products, services, and infrastructure may not be able to scale accordingly. We may also not be able to hire additional licensed medical technologists that we need to handle increased volumes. Any failure to handle higher volume of requests for our products and services could lead to the loss of established clients and have a material adverse effect on our business, results of operations and financial condition. If we produce inaccurate test results, our clients may choose not to use us in the future. This could severely harm our business, results of operations and financial condition. In addition, based on the importance of the subject matter of our tests, inaccurate results could result in improper treatment of patients, and potential liability for us.

We May Fail To Protect Our Facilities, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

The Company’s operations are dependent in part upon its ability to protect its laboratory operations against physical damage from fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have an emergency back-up generator in place at its Nashville, Tennessee or Irvine California laboratory locations that would otherwise mitigate to some extent the effects of a prolonged power outage. The occurrence of any of these events could result in interruptions, delays or cessations in service to clients, which could have a material adverse effect on our business, results of operations and financial condition.

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

We Are Dependent On Key Personnel And Need To Hire Additional Qualified Personnel In Order For Our Business To Succeed

Our performance is substantially dependent on the performance of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of our senior management team, which currently is composed of a small number of individuals. The loss of the services of any of our executive officers, our medical staff, our laboratory directors or other key employees could have a material adverse effect on our business, results of operations and our financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified managerial and technical personnel. Competition for such personnel is intense and we may not be able to retain our key managerial and technical employees or may not be able to attract and retain additional highly qualified managerial and technical personnel in the future. The inability to attract and retain the necessary managerial and technical personnel could have a material adverse effect upon our business, results of operations and financial condition.

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

As of December 31, 2012, we had cash and cash equivalents of approximately $1.9 million and had approximately $0.5 million of availability under our credit facility with CapitalSource. As of February 15, 2013 as a result of a new amendment to our credit facility, we now have approximately $1.1 million available under our credit facility.

Even if we are able to access the full amount available under our credit facility with CapitalSource, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, there could be a material adverse effect on our long-term business, rate of growth, operating results, financial condition and prospects.

Proposed Government Regulation Of Laboratory Developed Tests (“LDTs”) May Result In Delays To Launching Certain Laboratory Tests and Increase Our Costs To Implement New Tests

We frequently develop testing procedures to provide diagnostic results to clients that are not available using Food and Drug Administration (“FDA”) approved test kits. The FDA has been considering changes to the way that laboratories are allowed to offer these Laboratory Developed Tests (“LDT”). Currently all LDTs are conducted and offered in accordance with Clinical Laboratory Improvements Amendments (“CLIA”) and individual state licensing procedures. The FDA is considering requiring FDA approval on a portion of those currently offered as non-FDA approved LDTs, as well as a modified approach that may require some additional oversight short of the full FDA approval process. There are currently no formal definitions, procedures or FDA processes on how such approvals would be requested and granted, but there is a risk that such a process could delay the offering of certain tests and result in additional validation costs and fees. There is also an associated risk for NeoGenomics that some tests currently offered might become subject to the prior approval of the FDA. This FDA approval process would be time-consuming and costly, with no guarantee of ultimate approval success.

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

From time to time, Congress has legislated formulas adverse to sustainable payment rates, and has reduced, delayed, or modified updates to the Medicare Physician Fee Schedule and Clinical Laboratory Fee Schedule. The Physician Fee Schedule assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The Physician Fee Schedule is subject to adjustment on an annual basis. The formula used to calculate the fee schedule conversion factor, known as the Sustainable Growth Rate (“SGR”), would have resulted in significant decreases in payment for most physician services for each year since 2003. However, since that time Congress has intervened repeatedly to prevent these payment reductions, and the conversion factor has been increased or frozen for the subsequent year. Decreases in payment will occur in future years unless Congress acts to change the formula used to calculate the fee schedule or continues to legislate modifications to the Sustainable Growth Rate each year. In late 2011, Congress acted to provide a zero update in the physician fee schedule payments in 2011 instead of a payment reduction of approximately 27.4% but only delayed the payment reduction until February 29, 2012. On February 21, 2012, legislation was enacted which further extends the implementation of the SGR reductions until December 31, 2012. On January 2, 2013 the American Taxpayer

Relief Act of 2012 was enacted which further extended the implementation of the SGR reductions until after December 31, 2013. In the event that the SGR reductions in the Medicare Physician Fee Schedule are not further modified prospectively, either by statutory intervention or by modifying the formula to determine the Physician Fee Schedule, the Company could face a material reduction in the Medicare reimbursements it receives for certain of its laboratory tests. Reductions in the Medicare Physician Fee Schedule or the Clinical Laboratory Fee Schedule could have a material adverse effect on our business, operating results, financial condition and prospects.

The Center for Medicare Services (“CMS”) adopts policies, from time to time, limiting or excluding coverage for certain of the tests that we perform. Many state governments are under budget pressures and are also considering reductions to their Medicaid fees. Further, Medicare audits for overutilization of billed services. Even though all tests performed by the Company are ordered by our clients, who are responsible for establishing the medical necessity for the tests ordered, the Company may be subject to recoupment of payments, as the recipient of Medicare payments for such tests, in the event that CMS determines that the tests failed to meet all applicable criteria for payment. When CMS revises its coverage policies, our costs generally increase due to the complexity and additional administrative requirements. Furthermore, Medicaid reimbursement and regulations vary by state, and we are subject to varying administrative and billing regulations, which affect the complexity of servicing such programs and our administrative costs.

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

We expect these initiatives to continue and, if they do, to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical laboratory services. These efforts, including changes in law or regulations that may occur in the future, may have a material adverse impact on our business, operating results, financial condition and prospects.

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

Third Party Billing Is Extremely Complicated And Results In Significant Additional Costs To Us

Billing for laboratory services is extremely complicated. The customer refers the tests; the payer pays for the tests, and the two usually are not the same. Depending on the billing arrangement and applicable law, the Company must bill various payers, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, hospitals and other laboratories, all of which have different billing requirements. Additionally, our billing relationships require us to undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Insurance companies also impose routine external audits to evaluate payments made, which adds further complexity to the billing process.

Among others, the primary factors which complicate our billing practices are:

•	pricing differences between our fee schedules and the reimbursement rates of the payers;

•	disputes with payers as to the party who is responsible for payment; and

•	disparity in coverage and information requirements among various carriers.

We incur significant additional costs as a result of our participation in the Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory services are subject to considerable and complex federal and state regulations. The additional costs we expect to incur include those related to: (1) complexity added to our billing processes; (2) training and education of our employees and clients; (3) implementing compliance procedures and oversight; (4) collections and legal costs; and (5) costs associated with, among other factors, challenging coverage and payment denials and providing patients with information regarding claims processing and services, such as advance beneficiary notices.

Our Operations Are Subject To Strict Laws Prohibiting Fraudulent Billing And Other Abuse, And Our Failure To Comply With Such Laws Could Result In Substantial Penalties

Of particular importance to our operations are federal and state laws prohibiting fraudulent billing and providing for the recovery of non-fraudulent overpayments. A large number of laboratories have entered into substantial settlements the federal and state governments to enter into substantial settlements under these laws. Private payers have also brought civil actions against laboratories which have resulted in substantial judgments In particular, if an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the federal False Claims Act. Liability arises, when an entity submits, or causes another to submit, a claim for reimbursement to the federal government for a service which was not provided or which did not qualify for reimbursement. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could also result in substantial civil liability. Under the False Claims Act’s “whistleblower” or “qui tam” provisions are being used with more frequency to challenge the reimbursement practices of providers and suppliers. Those provisions allow a private individual to bring an action on behalf of the government alleging that the defendant has submitted false claims for payment to the federal government. The government must decide whether to intervene in the lawsuit and whether to prosecute the case. If it declines to do so, the individual may pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. The successful qui tam relator who brought the case is entitled to a portion of the proceeds and its attorneys’ fees and costs. In addition, various states have enacted laws modeled after the federal False Claims Act. Government investigations of clinical laboratories have been ongoing for a number of years and are expected to continue in the future.

The Failure To Comply With Significant Government Regulation And Laboratory Operations May Subject The Company To Liability, Penalties Or Limitation Of Operations

As discussed in the Government Regulation section of our business description contained in this report, the Company is subject to extensive state and federal regulatory oversight. Upon periodic inspection, our laboratory locations may be out of compliance with CLIA or with any applicable licensure or certification laws. The sanctions for failure to comply with CLIA or state licensure requirements could include the suspension or revocation of the right to perform clinical laboratory services for compensation or the suspension, revocation or limitation of the laboratory location’s CLIA certificate or state license, as well as civil or criminal penalties or administrative fines. In addition, any new legislation or regulation or the application of existing laws and regulations in ways that the Company has not anticipated could have a material adverse effect on the Company’s business, results of operations and financial condition. Existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical laboratories, and their referral sources, including physicians, hospitals and other laboratories. Certain provisions of these laws, known as the “anti-kickback laws” and the “Stark Law”, contain extremely broad proscriptions. Violation of these laws may result in criminal penalties, exclusion from participation in the Medicare and Medicaid programs, and significant civil monetary penalties. The Company seeks to structure its arrangements with physicians and other clients to be in compliance with the anti-kickback laws, Stark Law and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel. However, we are unable to predict how these laws will be applied in the future and the arrangements into which we enter may become subject to scrutiny thereunder. Furthermore, HIPAA, and similar state privacy laws contain provisions that affect the handling of claims and other patient information that are, or have been, transmitted electronically and regulate the general disclosure of patient records and protected health information (“PHI”). These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to healthcare providers, which include physicians and clinical laboratories. Although the Company has complied with the Standards, Security and Privacy rules under HIPAA and state privacy laws, an audit of our procedures and systems could find deficiencies. Such deficiencies, if found, could have a material adverse effect on the Company’s business, results of operations and financial condition and subject us to liability. Additionally, the recent amendments to HIPAA provide that the state Attorneys General may bring an action against a covered entity, such as the Company, for a violation of HIPAA.

A Failure To Comply With Governmental Payer Regulations Could Result In Our Being Excluded From Participation In Medicare, Medicaid Or Other Governmental Payer Programs, Which Would Decrease Our Revenues And Adversely Affect Our Results Of Operations And Financial Condition

Tests which are reimbursable from Medicare and other Government payers (State Medicaid programs) accounted for approximately 36% and 43% of our revenues for the years ended December 31, 2012 and 2011, respectively. The Medicare program imposes extensive and detailed requirements on diagnostic service providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when the Company submits claims for reimbursement and how we provide specialized diagnostic laboratory services. Our failure to comply with applicable Medicare, Medicaid and other governmental payer rules could result in our inability to participate in a governmental payer program, an obligation to repay funds already paid to us for services performed, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payer program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

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

Failure To Comply With The HIPAA Security And Privacy Regulations May Increase Our Operational Costs

The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of Protected Health Information (“PHI”) by health plans and healthcare providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including, for example, the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, a patient’s right to access, amend and receive an accounting of certain disclosures of PHI; the content of notices of privacy practices for PHI, and administrative, technical and physical safeguards required of entities that use or receive PHI electronically. We have implemented policies and procedures related to compliance with the HIPAA privacy and security laws regulations, as required by law. The privacy regulations establish a uniform federal standard and do not supersede state laws that may be more stringent. Therefore, we are required to comply with both federal privacy regulations and varying state privacy laws and regulations. The federal privacy regulations restrict our ability to use or disclose individually identifiable patient health information, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant civil fines, criminal penalties, and other sanctions for wrongful use or disclosure of PHI. Although the HIPAA statute and regulations do not expressly provide for a private right of action for damages, the Company could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information. Additionally, the recent amendments to HIPAA provide that the state Attorneys General may bring an action against a covered entity, such as the Company, for a violation of HIPAA.

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

We Are Subject To Security Risks Which Could Harm Our Operations

The HITECH Act imposed restrictions and penalties on covered entities and their business associates to deter breaches of security. As a result, the remedial actions required, the reporting requirements, and sanctions for a breach are more stringent, especially if the security of the covered entity’s electronic health records system does not conform to certain security standards. The Company’s electronic health records system is periodically modified to meet applicable security standards. Despite the implementation of various security measures by us, our infrastructure may be vulnerable to computer viruses, break-ins and similar disruptive problems caused by our clients or others. Computer viruses, break-ins or other security problems could lead to interruption, delays or cessation in service to our clients. Further, such break-ins, whether electronic or physical could also potentially jeopardize the security of confidential information, including PHI stored in our computer systems as it relates to clients, patients, and other parties connected through us, which may deter potential clients and give rise to uncertain liability to parties whose security or privacy has been infringed. A significant security breach could result in fines, loss of clients, damage to our reputation, direct damages, costs of repair and detection, costs to remedy the breach, and other expenses. The occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations and financial condition.

We Must Hire And Retain Qualified Sales Representatives To Grow Our Sales, If Not, Our Existing Business and Our Results Of Operations and Financial Condition Will Likely Suffer

Our ability to retain existing clients for our specialized diagnostic services and attract new clients is dependent upon retaining existing sales representatives and hiring and training new sales representatives, which is an expensive and time-consuming process. We face intense competition for qualified sales personnel and our inability to hire or retain an adequate number of sales representatives could limit our ability to maintain or expand our business and increase sales. Even if we are able to increase our sales force, our new sales personnel may not commit the necessary resources or provide sufficient high quality service and attention to effectively market and sell our services. If we are unable to maintain and expand our marketing and sales networks or if our sales personnel do not perform to our standards, we may be unable to maintain or grow our existing business and our results of operations and financial condition will likely suffer accordingly. If a sales representative ceases employment, we risk the loss of client goodwill based on the impairment of relationships developed between the sales representative and the healthcare professionals for whom the sales representative was responsible. This is particularly a risk if the representative goes to work for a competitor, as the healthcare professionals that are our clients may choose to use a competitor’s services based on their relationship with our former sales representative.

Performance Issues, Service Interruptions Or Price Increases By Our Shipping Carrier Could Adversely Affect Our Business, Results Of Operations And Financial Condition, And Harm Our Reputation And Ability To Provide Our Specialized Diagnostic Services On A Timely Basis

Expedited, reliable shipping is essential to our operations. One of our marketing strategies entails highlighting the reliability of our point-to-point transport of patient samples. We rely heavily on a single provider of transport services (“the Carrier”) for reliable and secure point-to-point transport of patient samples to our laboratory and enhanced tracking of these patient samples. Should the Carrier encounter delivery performance issues such as loss, damage or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions by delivery services we use would adversely affect our ability to receive and process patient samples on a timely basis. If the Carrier or we were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient samples. There are only a few other providers of such nationwide transport services, and there can be no assurance that we will be able to enter into arrangements with such other providers on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our specialized diagnostic services. Even if we were to enter into an arrangement with such provider, there can be no assurance that they will provide the same level of quality in transport services currently provided to us by the Carrier. If the new provider does not provide the required quality and reliable transport services, it could adversely affect our business, reputation, results of operations and financial condition.

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

We Have Potential Conflicts Of Interest Relating To Our Related Party Transactions Which Could Harm Our Business

We have potential conflicts of interest relating to existing agreements that we have with certain of our directors, officers, principal shareholders, shareholders and employees. Potential conflicts of interest can exist if a related party director, officer, shareholder or employee is presented with an issue that may have conflicting implications for the Company and the related party. If a dispute arises in connection with any of these agreements, which is not resolved to the satisfaction of the Company, our business could be harmed. There can be no assurance that the above or any future conflicts of interest will be resolved in our favor.

We Are Subject To A Shareholders’ Agreement That Governs The Election Of Certain Members Of Our Board Of Directors

The Company and certain stockholders of the Company are parties to a Shareholders’ Agreement that, among other provisions, gives Aspen Select Healthcare, LP (“Aspen”), our largest shareholder, the right to elect three out of the eight directors authorized for our Board of Directors and to nominate one mutually acceptable independent director. In addition, Michael Dent and the executive management of the Company have the right to elect one director to our Board of Directors until the earlier of: (i) Dr. Dent’s resignation as an officer or director of the Company and (ii) the sale by Dr. Dent of 50% or more of the number of shares of our common stock that he held on March 21, 2005. Accordingly, it is anticipated that Aspen and other parties to the Shareholders’ Agreement will continue to have the ability to effectively elect a number of the members of our Board of Directors.

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

The SEC has adopted regulations that generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Certain exceptions include equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Our common stock is currently trading at under $5.00 per share. Although we believe that we currently meet all of the exceptions, if at a later time we fail to meet any of the exceptions, our common stock may be considered a penny stock if it is trading at less than $5.00 per share. Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements, among others, may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

The Price Of Our Common stock May Fluctuate Significantly

Our common stock has been traded on the NASDAQ Capital Market since December 10, 2012 and was previously traded on the OTCBB. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, the per share price of our common stock traded on the OTCBB ranged from $1.40 to $3.20 for the period from January 1, 2012 to December 9, 2012 and the per share price of our common stock traded on the NASDAQ Capital Market ranged from $2.39 to $3.28 for the period from December 10, 2012 to February 15, 2013. The price of our common stock could fluctuate significantly for many reasons, including the following:

•	future announcements concerning us or our competitors;

•	regulatory developments and enforcement actions bearing on advertising, marketing or sales;

•	reports and recommendations of analysts and whether or not we meet the milestones and metrics set forth in such reports;

•	introduction of new products or services;

•	acquisition or loss of significant manufacturers, distributors or suppliers or an inability to obtain sufficient quantities of materials needed to provide our services;

•	quarterly variations in operating results, which we have experienced in the past and expect to experience in the future;

•	business acquisitions or divestitures;

•	changes in governmental or third-party reimbursement practices; and

•	fluctuations in the economy, world political events or general market conditions.

In addition, stock markets in general and the market for shares of health care stocks in particular, have experienced extreme price and volume fluctuations in recent years, fluctuations that frequently have been unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price of our common stock could decline below its current price and the market price of our shares may fluctuate significantly in the future. These fluctuations may be unrelated to our performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We operate a regional network of laboratories. All our laboratory facilities are leased and we believe that they are sufficient to meet our needs at existing volume levels and that, if needed, additional space will be available at a reasonable cost. The following table summarizes our laboratory facilities by location:

Location	Purpose	Square footage
Fort Myers, Florida	Corporate headquarters and laboratory	33,700
Irvine, California	Laboratory	17,666
Tampa, Florida	Laboratory	5,875
Nashville, Tennessee	Laboratory	5,400

Our rapid growth may require securing additional space in 2013.

ITEM 3.	LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceeding in the ordinary course of business. We do not believe any current legal proceedings are material to our business. No material proceedings were terminated in the fourth quarter of 2012.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “NEO”. Set forth below is a table summarizing the high and low sale prices for our common stock during the last two fiscal years.

QUARTER	HIGH BID	LOW BID
4th Quarter 2012	$3.10	$2.31
3rd Quarter 2012	$3.20	$1.55
2nd Quarter 2012	$1.78	$1.50
1st Quarter 2012	$1.84	$1.40

4th Quarter 2011	$1.84	$0.96
3rd Quarter 2011	$1.50	$1.05
2nd Quarter 2011	$1.51	$1.15
1st Quarter 2011	$1.67	$1.12

The above table is based on a report provided by the OTC Markets Group, Inc. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions. All historical data was obtained from the www.nasdaq.com web site.

Holders of Common Stock

As of January 31, 2013, there were 560 stockholders of record of our common stock, although there are more beneficial owners.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth and therefore we do not anticipate paying any cash dividends in the foreseeable future. In addition, certain financing agreements entered into by the Company may limit our ability to pay dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans (a)

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”)	4,627,216	$0.92	549,645	(g)

Employee Stock Purchase Plan (“ESPP”)	—	N/A	9,518

Equity compensation plans not approved by security holders (b), (c), (d), (e), (f)	2,425,000	$1.35	—

Total	7,052,216	$1.07	559,163

(a)	As of December 31, 2012.
(b)	Includes an outstanding option to purchase 350,000 shares of common stock granted to Robert P. Gasparini, our Chief Scientific Officer, outside the Company’s Equity Incentive Plan on March 12, 2008. The options have an exercise price of $0.80 per share and vests based on the achievement of certain performance milestones. In the event of a change of control of the Company, all unvested portions of the option will vest in full. Unless sooner terminated pursuant to the terms of the stock option agreement, the option will terminate on March 12, 2015.
(c)	Includes outstanding warrants to purchase 625,000 shares of common stock at an exercise price of $1.05 per share granted to Douglas M. VanOort on March 16, 2009. The warrants vest based on the achievement of certain performance milestones. In the event of a change of control of the Company with a share price in excess of $4.00 per share, all unvested warrants will vest immediately. Unless sooner terminated pursuant to the terms of the warrant agreement, the warrants will terminate on March 15, 2014.
(d)	Includes outstanding options to purchase 800,000 shares of common stock at an exercise price of $1.71 per share granted to Douglas M. VanOort on February 14, 2012. These options vest based on the passage of time. In the event of a change of control of the Company with a share price in excess of $4.00 per share, all unvested options will vest immediately. Unless sooner terminated pursuant to the terms of the stock option agreement, the options will terminate on February 14, 2017.
(e)	Includes outstanding warrants to purchase 450,000 shares of common stock at an exercise price of $1.50 per share granted to Steven C. Jones on May 3, 2011. These warrants vest based on the passage of time and based on the achievement of certain milestones. In the event of a change of control of the Company all unvested warrants will vest immediately. Unless sooner terminated pursuant to the terms of the warrant agreement, the warrants will terminate on May 3, 2017.
(f)	Includes outstanding warrants to purchase 200,000 shares of common stock at an exercise price of $1.43 per share granted to Maher Albitar on January 9, 2012. These warrants vest based on the achievement of certain milestones. In the event of a change of control of the Company with a share price in excess of $4.00 per share, all unvested warrants will vest immediately. Unless sooner terminated pursuant to the terms of the warrant agreement, the warrants will terminate on January 9, 2017.

(g)	The Company’s Equity Incentive Plan was amended and restated on March 3, 2009, and subsequently approved by shareholders holding a majority of the shares outstanding, to allow for the issuance of an aggregate of up to 6,500,000 shares under the plan.

Currently, the Company’s Equity Incentive Plan, as amended and restated on October 31, 2006 and again amended and restated on March 3, 2009, and the Company’s ESPP, dated October 31, 2006, are the only equity compensation plans in effect.

Recent Sales of Unregistered Securities

No sales of unregistered securities were made during the quarter ended December 31, 2012. The Company has previously reported in certain Quarterly Reports on Form 10-Q and Current Reports on Form 8-K other sales of unregistered securities during the year ended December 31, 2012.

Item 6.	Selected Financial Data

We are a “smaller reporting company” as defined by Regulations S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with its subsidiary as “NeoGenomics”, “we”, “us”, “our” or the “Company” in this Form 10-K) is the registrant for SEC reporting purposes. Our common stock is listed on the NASDAQ Capital Market under the symbol “NEO.”

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

Overview

We operate a network of cancer-focused testing laboratories whose mission is to improve patient care through exceptional genetic and molecular testing services. Our vision is to become America’s premier cancer testing laboratory by delivering uncompromising quality, exceptional service and innovative products and services. The Company has laboratory locations in Ft. Myers and Tampa, Florida; Irvine, California; and Nashville, Tennessee, and currently offers the following types of testing services:

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

d) Immunohistochemistry (“IHC”) testing – the process of identifying cell proteins in a tissue section utilizing the principle of antibodies binding specifically to antigens. Specific surface cytoplasmic or nuclear markers are characteristic of cellular events such as proliferation or cell death (apoptosis). IHC is also widely used to understand the distribution and localization of differentially expressed proteins; and

e) Molecular testing – a rapidly emerging cancer diagnostic tool focusing on the analysis of DNA and RNA, as well as the structure and function of genes at the molecular level. Molecular testing employs multiple technologies including bi-directional Sanger sequencing analysis, DNA fragment length analysis, and real-time polymerase chain reaction (“RT-PCR”) RNA analysis.

All of these testing services are widely utilized to determine the diagnosis and prognosis of various types and subtypes of cancer and to help predict a patient’s potential response to specific therapies. NeoGenomics offers testing services on both a “tech-only” basis, where NeoGenomics performs the technical component of the testing (specimen set-up, staining, imaging, sorting and categorization of cells, chromosomes, genes or DNA) and the client physician performs the related professional interpretation component (analyzing the laboratory data, developing the diagnosis or prognosis as well as preparing and writing the final report), as well as on a full service or “global” basis where NeoGenomics performs both the technical component and the professional interpretation component.

Operating Segment

We have one reportable operating segment that delivers testing services to hospitals, pathologists, oncologists, other clinicians and researchers. Also, at December 31, 2012, all of our services were provided within the United States and all of our assets were located in the United States.

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

We believe that the key factors influencing the rapid market growth for cancer testing include: (i) every year more and more genes and genomic pathways are implicated in the development and/or clinical course of cancer; (ii) cancer is primarily a disease of the elderly – one in four senior citizens is likely to develop some form of cancer during the rest of their lifetime once they turn sixty, and now that the baby boomer generation has started to reach this age range, the incidence rates of cancer are rising; and (iii) increasingly, new drugs are being targeted to certain cancer subtypes and pathways which require companion diagnostic testing. Laboratory tests are needed to identify the type and subtype of cancer and the proper treatment regimen for each individual patient in order to deliver “personalized medicine” to the patient. These factors have driven explosive growth in the development of new genetic and molecular tests. We estimate a $10-12 billion total market opportunity for cancer testing in the United States, about $4-5 billion of which is derived from genetic and molecular testing with the remaining portion derived from more traditional anatomic pathology testing services that are complementary to and often ordered with the genetic and molecular testing services we offer.

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

We are committed to being a leader in oncology testing, and thus we are also focused on innovation. Our goal is to develop new assays to help physician clients better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. During 2012, we introduced 29 new molecular tests, greatly expanding our molecular testing menu. Molecular testing is a rapidly growing part of oncology testing, which allows us to determine specific subtypes of cancer, as well as predict responses to certain therapeutics by isolating certain genetic mutations in DNA and RNA. We also introduced a number of NeoTYPETM panels that combine multiple molecular tests into panels targeting specific types of cancer to help pathologists and oncologists determine cancer types on difficult cases. We use bi-directional sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitors because we are able to pick up mutations that other methods would not detect. We believe we have one of the most comprehensive molecular testing menus in the United States and that we are well-positioned to capitalize on this rapidly growing area.

During 2012, we also introduced a 10 color flow cytometry service offering on both a tech-only and a global basis. 10 color flow cytometry provides approximately 60% more data than previous flow cytometry platforms and allows for better operating efficiencies in test processing. We believe we are the only cancer genetics laboratory in the United States to offer 10 color flow cytometry on a tech-only basis. In addition, we vastly improved our immunohistochemistry offering, brought up a new digital imaging platform and launched several new FISH tests including a very promising new test to aid in the diagnosis of Barrett’s Esophagus that we are offering on a semi-exclusive basis. We expect these new tests to drive substantial growth in 2013. We also expect to continue to make investments in R&D that will allow us commercialize a number of new and innovative genetic tests as we move forward.

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

By licensing this technology and combining the expertise that already existed at HDC with our expertise in genomics, proteomics and digital imaging, we believe we are well-positioned to begin developing innovative and proprietary new products. SVM-RFE techniques allow us to combine and analyze data from genomics, proteomics and digital imaging to develop practical, cost-effective and reliable new assays. Using this technology, we believe we will be able to offer a whole line of advanced tests that will help physicians better manage the treatment options for cancer patients. We have prioritized the development of better tests for the diagnosis and prediction of clinical behavior in prostate cancer, pancreatic cancer, breast cancer, leukemia/lymphoma and other solid tumors as part of the License Agreement.

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

Global Service Offerings

We also offer a full set of global services to meet the needs of those clients who are not credentialed and trained in interpreting genetic tests and who are looking for specialists to interpret the testing results for them. In our global service offerings, our lab performs the technical component of the tests and our M.D.s and Ph.Ds. provide the interpretation services. Our professional staff is also available for post testing consultative services. These clients rely on the expertise of our medical team to give them the answers they need in a timely manner to help inform their diagnoses and treatment decisions. Many of our tech-only clients also rely on our medical team for difficult or challenging cases by ordering our global testing services on a case by case basis or our medical team can serve as a backup to our clients who need overflow or weekend coverage. Our Genetic Pathology Solutions (“GPS”) report summarizes all relevant case data from our global services on one summary report. When providing global services, NeoGenomics performs both the technical and professional component of the test, which results in a higher reimbursement level.

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

Laboratory Information System (LIS)

We believe we have a state-of-the-art Laboratory Information System (“LIS”) that interconnects our locations and provides flexible reporting solutions to clients. This system allows us to standardize testing and deliver uniform test results and images throughout our network, regardless of the location that any specific portion of a test is performed within our laboratories. This allows us to move specimens and image analysis work between locations to better balance our workload. Our LIS also allows us to offer highly specialized and customizable reporting solutions to our tech-only clients. For instance, our tech-only NeoFISHTM and NeoFLOWTM applications allow our community-based pathologist clients to tailor individual reports to their specifications and incorporate only the images they select and then issue and sign-out such reports from our system with their own logos at the top. Our customized reporting solution even allows our clients to incorporate test results performed on ancillary tests not performed at NeoGenomics into summary report templates. This feature has been well-received by clients.

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales representatives (“Territory Business Managers”) are organized into three regions (Northeast, Central and West). These sales representatives all utilize our custom Customer Relationship Management System to manage their territories, and we have integrated all of the important customer care functionality within our LIS into Salesforce.com so that our Territory Business Managers can stay informed of emerging issues and opportunities within their regions. As of January 31, 2013, we had 19 Territory Business Managers, one Managed Care Specialist, and three Regional Managers.

Geographic Locations

Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on either the West Coast or the East Coast of the United States to service the needs of their customers around the country. We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence. We have four facilities, two large laboratory locations in Fort Myers, Florida and Irvine, California and two smaller laboratory locations in Nashville, Tennessee and Tampa, Florida. Our objective is to “operate one lab with four locations” in order to deliver standardized test results. We intend to continue to develop and open new laboratories and/or expand our current facilities as market situations dictate and business opportunities arise.

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

As an example, the FDA approved a small molecule anti-therapy drug (Xalkori) that targets a mutation in the ALK gene for a small sub-set of patients with Non-Small Cell Lung Cancer (NSCLC). Between 50-61% of patients with an ALK gene rearrangement will respond to this therapy. To identify patients eligible for this specific small-molecule therapy, an FDA-approved FISH test that NeoGenomics and certain other laboratories offer, must be performed. This ALK FISH test is considered a companion diagnostic test and it is critical that this test be performed and the patient found to have an ALK mutation before therapy can be administered. Tests such as the ALK FISH test allow our clients to direct individualized treatments to each cancer patient in a timely manner. We are increasingly focused on developing similar predictive tests as part of our new product development pipeline. In 2012 we added 29 new molecular tests to our existing service offerings and we expect to add multiple new tests in the next year including the launch of our NeoSITEtm Barrett’s Esophagus Test for surveillance and diagnosis of High Grade Dysplasia and Esophageal Cancer. In addition, in 2012 we expanded our IHC menu and our digital pathology platform, complementary services we believe will help to drive future growth.

We are working with the technology we licensed from HDC to develop new proprietary cancer tests. We are working on technology that we believe could streamline our workflow and reduce our costs.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. For a complete description of our significant accounting policies, see Note B to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our critical accounting policies are those where we have made difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

•	Revenue Recognition

•	Accounts Receivable

•	Intangible Assets

•	Stock Based Compensation

Revenue Recognition

The Company recognizes revenues when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent and revenues are recognized once the diagnostic services have been performed, and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. The Company reports revenues from contracted payers, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. The Company reports revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount estimated to be collected from non-contracted payers is recorded as an allowance to arrive at the reported net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate. The Company does not record revenues from patient pay tests until cash is collected as collectability is not assured at the time services are provided. Our estimates of net revenue are subject to change based on the contractual status and payment policies of the third party payers with whom we deal. We regularly refine our estimates in order to make our estimated revenue as accurate as possible based on our most recent collection experience with each third party payer. The Company regularly reviews its historical collection experience for non-contracted payers and adjusts its expected revenues for current and subsequent periods accordingly. The following is the percentage break-down of net revenue by Payer class:

Payer Class	FY 2012	FY 2011
Government	36%	43%
Commercial Insurance	29%	29%
Client	33%	26%
Patient	1%	1%
Unbilled Revenue	1%	1%

Total	100%	100%

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

The following tables present the dollars and percentage of the Company’s gross accounts receivable from customers outstanding by aging category at December 31, 2012 and 2011:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

December 31, 2012

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$2,481,019	15%	$1,903,574	11%	$1,824,849	11%	$660,358	4%	$517,784	3%	$7,387,584	44%
Commercial Insurance	913,997	5%	789,529	5%	714,336	4%	590,288	3%	2,496,344	15%	5,504,494	32%
Medicaid	27,664	0%	33,094	0%	59,349	0%	46,358	0%	326,838	3%	493,303	3%
Medicare	836,619	5%	541,790	3%	451,912	3%	291,509	2%	1,350,217	7%	3,472,047	20%
Private Pay	—	0%	8,194	0%	17,339	0%	—	0%	287	0%	25,820	0%
Unbilled Revenue	152,253	1%	—	0%	—	0%	—	0%	—	0%	152,253	1%

Total	$4,411,552	26%	$3,276,181	19%	$3,067,785	18%	$1,588,513	9%	$4,691,470	28%	$17,035,501	100%

December 31, 2011

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$1,016,372	10%	$1,008,912	10%	$296,940	3%	$159,387	2%	$157,500	2%	$2,639,111	27%
Commercial Insurance	920,210	9%	652,010	6%	379,880	4%	272,969	3%	1,582,400	16%	3,807,469	38%
Medicaid	24,510	0%	28,097	0%	32,425	0%	46,792	1%	201,379	2%	333,203	3%
Medicare	1,127,747	11%	242,574	2%	206,050	2%	159,863	2%	783,755	8%	2,519,989	25%
Private Pay	13,760	0%	94,377	1%	114,766	1%	113,719	1%	115,466	1%	452,088	4%
Unbilled Revenue	292,406	3%	—	0%	—	0%	—	0%	—	0%	292,406	3%

Total	$3,395,005	33%	$2,025,970	19%	$1,030,061	10%	$752,730	9%	$2,840,500	29%	$10,044,266	100%

The following table represents our allowance balances at each balance sheet date presented and that allowance as a percentage of gross accounts receivable:

	December 31,
	2012	2011	Change
Allowance for doubtful accounts	$3,002,000	$2,150,000	$852,000
As a % of total accounts receivable	17.6%	21.4%

For the year-ended December 31, 2012 our allowance for doubtful accounts increased $852,000 as compared to the year-ended December 31, 2011. The increase is attributed to the overall increase in our accounts receivable balance and our increases in revenue over the previous year. As a percentage of total accounts receivable the allowance for doubtful accounts decreased to 17.6% at December 31, 2012 from 21.4% at December 31, 2011. The decrease in the percentage of allowance for doubtful accounts as compared to total accounts receivable is attributed to a change to the payer mix of our accounts receivable. NeoGenomics has seen an increase in client billings as a result of the TC Grandfather clause expiration. We typically have had much lower bad debt associated with client billings than from insurance or patient billing.

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

These intangible assets had amortization expense of $182,000 during the year ended December 31, 2012 and a net book value of $2.8 million as of December 31, 2012. The amortization expense is currently included as a research and development expense in the consolidated statement of operations. We will record all amortization of intangibles in that category until the time that we have products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold.

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. At December 31, 2012, we believe the carrying value of our long-lived assets is recoverable.

Stock Based Compensation.

The Company recognizes compensation costs for all share-based payment awards made to employees and directors based upon the awards’ grant-date fair value.

For stock options, the Company uses a trinomial lattice option-pricing model to estimate the grant-date fair value of stock option awards, and recognizes compensation cost on a straight-line basis over the awards’ requisite service periods. The Company’s periodic expense is adjusted for actual forfeitures.

See Note B – Summary of Significant Accounting Policies – Stock-Based Compensation and Note H – Stock Options, Stock Purchase Plan and Warrants in the Notes to Consolidated Financial Statements for more information regarding the assumptions used in our valuation of stock-based compensation.

Results of Operations for the year ended December 31, 2012 as compared with the year ended December 31, 2011

The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the year ended December 31.
	2012	2011
NET REVENUE	100.0%	100.0%
COST OF REVENUE	55.2%	55.3%

GROSS PROFIT	44.8%	44.7%

OPERATING EXPENSES:
General and administrative	26.5%	28.3%
Research and development	3.8%	1.3%
Sales and marketing	12.5%	16.0%

TOTAL OPERATING EXPENSES	42.8%	45.6%

Interest (income) expense, net	1.9%	1.8%

NET INCOME (LOSS)	0.1%	(2.7)%

Technical Component Grandfather Clause Expiration

On February 22, 2012, the Middle Class Tax Relief Act (“MCTRA”) was enacted. The MCTRA included a provision that specified that the Centers for Medicare and Medicaid Services (“CMS”) Technical Component Grandfather clause (“TC Grandfather”) would expire on June 30, 2012. The TC Grandfather clause had allowed independent laboratories like us to bill Medicare directly for the technical component of certain hospital in-patient and out-patient laboratory tests reimbursable off of the Medicare Physician Fee Schedule for hospitals that had a relationship with an independent pathology lab prior to July 22, 1999. As a result of this regulatory change, effective July 1, 2012, we are now required to bill hospitals directly for these technical component services. Our hospital clients, however, receive no incremental reimbursement for in-patient tests and only limited incremental reimbursement for out-patient tests. Thus, the expiration of the TC Grandfather clause created price competition in approximately 18% of our revenue base, where previously there had been none. This resulted in a decline of approximately $2.6 million of revenue for the six months ended December 31, 2012 versus the six months ended December 31, 2011. This decline in revenue also directly impacted gross margin and net income. We believe that over time we can return to the gross margins we experienced before the TC Grandfather expiration as we continue to grow our business and improve the efficiencies of our laboratory operations. The requirement to submit claims to our clients directly, instead of Medicare, has also had an impact on the time it takes for us to collect on the receivables for the tests in question. Medicare typically pays each claim filed within 3 to 4 weeks of filing, however, clients typically get billed only once a month for all claims, and the collection cycle time from clients is generally 30-60 days or more from the time they receive our bill. While we could bill Medicare on a daily basis, many of our Hospital clients want one bill at the end of the month.

Revenue

Our revenue, requisition and test metrics for the years ended December 31, 2012 and 2011 are as follows:

	FY 2012	FY 2011	% Change

Client Requisitions Received (Cases)	73,773	49,235	49.8%
Number of Tests Performed	114,606	76,288	50.2%
Average Number of Tests/Requisition	1.55	1.55	0.3%

Total Testing Revenue	$59,867,000	$43,484,000	37.7%
Average Revenue/Requisition	$812	$883	(8.1)%
Average Revenue/Test	$522	$570	(8.4)%

Our 38% year-over-year revenue growth is a result of a broad based increase in the number of new clients, including one new client with over 30 locations, and the further penetration of existing clients in 2012. Our average revenue/test decrease of approximately 8% was primarily attributable to the expiration of the TC Grandfather clause. As a result of this regulatory change, effective July 1, 2012, we are not able to bill Medicare directly for the technical component of certain hospital in-patient and out-patient laboratory tests and now must bill our hospital clients directly for such services, and are often reimbursed at lower rates than what we received from Medicare. Average revenue per test and per requisition was also modestly impacted by an increasing proportion of lower average revenue molecular and immunohistochemistry tests in our test mix.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

	For the years ended December 31.
	2012	2011	Change	% Change
Cost of Revenue	$33,031,000	$24,056,000	$8,975,000	37.3%
Cost of Revenue as a % of revenue	55.2%	55.3%		(0.2)%
Gross Profit	$26,836,000	$19,428,000	$7,408,000	38.1%
Gross Profit as a % of revenue	44.8%	44.7%		0.2%
Cost of Revenue per Test	$288.21	$315.33	$(27.12)	(8.6)%
Gross Profit per Test	$234.16	$254.67	$(20.51)	(8.1)%

Overall cost of revenue increased in 2012 due to the large increases in our testing volumes. The decline in cost of revenue per test for these periods was the result of improved productivity in our laboratory, as we experienced an increase in the amount of tests processed per laboratory FTE (full time equivalent personnel). This was driven by improved capacity planning and utilization along with several process improvements in the laboratory. We also experienced a reduction in test send-outs to other laboratories as a result of our expanded Molecular test services menu and a reduction in our contract labor due to our expanded medical staff. We also saw rapid growth in lower priced and lower cost molecular tests. We continue to focus on improving our laboratory operations in order to continue to drive further improvements in our cost per test. We believe that we will continue to see a reduction in average cost per test in future periods based on the activities of our best practices teams.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the year ended December 31.
	2012	2011	Change	% Change
Sales and marketing	$7,501,000	$6,963,000	$538,000	7.7%
As a % of revenue	12.5%	16.0%

The approximate 8% increase in sales and marketing for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily the result of increased sales commissions related to the increase in revenue partially offset by decreases in marketing expenses and travel by our sales organization. Our sales and marketing costs as a percentage of revenue declined for the year ended December 31, 2012 as compared to the year ended December 31, 2011 as a result of operating leverage on our increased revenues.

We expect our overall sales and marketing expenses to increase modestly in 2013. We also anticipate adding additional sales representatives in 2013.

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

	For the year ended December 31.
	2012	2011	Change	% Change
General and administrative	$15,843,000	$12,331,000	$3,512,000	28.5
As a % of revenue	26.5%	28.3%

General and administrative expenses increased approximately 29%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase is primarily a result of adding information technology and billing personnel to support the increase in our testing volumes as well as health insurance costs, recruiting expenses to hire new employees across the organization and an increase in corporate performance based bonuses.

Bad debt expense increased by approximately 19%, or $0.5 million to $3.1 million for the year ended December 31, 2012 as compared to $2.6 million for the year ended December 31, 2011. This increase was primarily a result of the 37.7% increase in revenue partially offset by a decrease in bad debt as a percentage of revenue. Bad debt as a percentage of revenue decreased 0.80% to 5.10% for the year ended December 31, 2012 from 5.90% of revenue for the year ended December 31, 2011. This decline was the result of managed care contracts we entered into during the year and changes in our payer mix, resulting in more client billing, which historically has less bad debt than patient or insurance billing.

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

Research and Development Expenses

Research and development (R&D) expenses relate to cost of developing new proprietary and non-proprietary genetic tests. R&D expenses consist of payroll for our R&D staff, supplies cost, stock compensation expense, as well as cost related to our licensing agreement with Health Discovery Corporation, including amortization of the licensed technology.

	For the year ended December 31.
	2012	2011	Change	% Change
Research and development	$2,281,000	$543,000	$1,737,000	319.8
As a % of revenue	3.8%	1.3%

The increases in research and development expenses are primarily a result of increased personnel costs, stock compensation expense and supply costs to develop and launch new molecular tests as well as to develop proprietary testing products and services including those related to our license with HDC. R&D expenses for the year ended December 31, 2012, also included $151,000 and $135,000 of stock based compensation expenses for non-employee options and warrants. We anticipate a substantial investment in research and development as we develop new genetic tests.

Other (Income) Expense

Other income and expense primarily represents the interest expense we incur on our borrowing arrangements, primarily comprised of interest payable on advances under our revolving credit facility with Capital Source and interest paid on capital lease obligations offset by the interest income we earn on cash deposits. Interest expense increased from approximately $0.8 million in 2011 to $1.15 million in 2012, reflecting higher borrowings, particularly related to our revolving credit facility and capital lease obligations as we acquired additional equipment to support our increasing volume of business.

Net Income (Loss)

As a result of the foregoing, our net income increased by approximately $1.3 million to approximately $0.1 million for the year ended December 31, 2012 as compared to a net loss of $1.2 million for the year ended December 31, 2011.

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

The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the years ending December 31, 2012 and 2011:

	For the years ended December 31,
	2012	2011

Net income (loss) (Per GAAP)	$65,000	$(1,177,000)

Adjustments to Net Loss:
Interest expense (income), net	1,146,000	768,000
Amortization of intangibles	182,000	—
Depreciation and amortization	3,637,000	2,086,000

EBITDA (non-GAAP)	5,030,000	1,677,000

Further Adjustments to EBITDA:
Other non-recurring items	170,000	—
Non-cash stock-based compensation	798,000	457,000

Adjusted EBITDA (non-GAAP)	$5,998,000	$2,134,000

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2012 and 2011 as well as the period ending cash and cash equivalents and working capital.

	For the years ended December 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$(492,000)	$69,000
Investing activities	(3,652,000)	(897,000)

Financing activities	3,384,000	2,359,000

Net increase (decrease) in cash and cash equivalents	(760,000)	1,531,000
Cash and cash equivalents, beginning of period	2,628,000	1,097,000

Cash and cash equivalents, end of period	$1,868,000	$2,628,000

Working Capital (1), end of period	$823,000	$1,734,000

(1)	Defined as current assets less current liabilities.

During the year ended December 31, 2012, our operating activities used approximately $492,000 of cash compared with $69,000 of cash provided in the comparable period in 2011. This increase in cash used from operations was primarily the result of increases in accounts receivable. Our accounts receivable balance has increased as a result of our 38% revenue growth during the year ended December 31, 2012. Aside from our growth, three other factors have contributed to the increase in our accounts receivable balance. First, the American Medical Association introduced new molecular billing codes that went into effect on January 1, 2012. Only some payers had adopted these new codes, which has complicated billing. Complications from the different billing formats have increased our “re-bill rate” for molecular testing and have increased balances in accounts receivable. Second, the expiration of the TC Grandfather clause on June 30, 2012 which now requires us to bill clients for the technical component of our certain testing services was a factor, whereas previously we were able to bill Medicare directly for such services. Historically, Medicare is a much faster payer than our hospital clients, and this change has contributed to the increase in our receivables. Third policy changes made by the Blue Cross and Blue Shield Association (“BCBSA”) to the Blue Card program in the fourth quarter of 2012 increased our accounts receivable as it made it more complicated to receive payment from each of the various Blue Cross plans in each state and to receive out of network payments from patients.

Cash used by investing activities in 2012 arose from the following:

•

On January 6, 2012, we entered into a Master License Agreement (the “License Agreement”) with HDC (See Note E to the Notes to Consolidated Financial Statements). Upon the execution of the License Agreement, we paid HDC $1,000,000 in cash and issued to HDC 1,360,000 shares of our common stock which had a market value of $1,945,000 using the closing price of $1.43 per share for our common stock as quoted on the OTCQB Market on January 6, 2012. We have recorded this transaction as a purchase of intangible assets.

•

We have also used approximately $2,600,000 in cash to purchase or develop property and equipment. Approximately half of this was related to our new laboratory facility in Irvine, California and the remaining amounts were primarily for externally developed software interfaces and to a lesser extent small equipment purchases which could not be leased and internally developed software.

Cash generated by financing activities in 2012 arose primarily from net borrowings of approximately $4,560,000 under our credit facility. The borrowings were necessary because of growth in our receivables.

On March 26, 2012, the Parent Company, NeoGenomics Laboratories (together with the Parent Company, the “Borrower”), and CapitalSource Finance LLC (“Capital Source”) entered into a First Amendment (the “Amendment”) to the Amended and Restated Revolving Credit and Security Agreement, dated April 26, 2010 (the “Amended and Restated Credit Agreement” or the “Credit Facility”). The Amended and Restated Credit Agreement amended and restated the original Revolving Credit and Security Agreement dated February 1, 2008, as amended, by and among the Parent Company, Borrower and CapitalSource (the “Original Credit Agreement”). The terms of the Amendment and the Amended and Restated Credit Agreement are substantially similar except that the Amendment, among other things:

I.)	Increased the maximum principal amount of the revolving credit facility (the “Facility Cap”) to $8.0 million from $5.0 million; provided, that the Borrower may request to increase the Facility Cap twice during the term of the Amended and Restated Credit Agreement in increments of $1.0 million to a maximum of $10,000,000;

II.)	Extended the term of the Amended and Restated Credit Agreement to March 26, 2015;

III.)	Revised the definition of “Minimum Termination Fee” to be:

a.	2.5% of the Facility Cap if the Revolver Termination (as defined in the Agreement) is at any time before March 26, 2013;

b.	1.5% of the Facility Cap if the Revolver Termination is after March 26, 2013 but before March 26, 2014;

c.	0.5% of the Facility Cap if the Revolver Termination is on or after March 26, 2014; and

d.	That there shall be no Minimum Termination Fee if the Revolver Termination occurs within five (5) days of the end of the term.

IV.)	Modified the definition of “Permitted Indebtedness” and “Fixed Charge Coverage Ratio”; and

V.)	Amended Section 3.1 of the Amended and Restated Credit Agreement by deleting “the LIBOR shall be not less than 2.0%” and replacing it with “the LIBOR shall be not less than 1.0%”.

We paid Capital Source a commitment fee of $80,000 in connection with the Amendment.

On July 27, 2012 the Facility Cap was increased from $8.0 million to $9.0 million.

Interest on outstanding advances under the Credit Facility is payable monthly in arrears on the first day of each calendar month at an effective rate of interest of 5.25%.

During 2012, SunTrust Bank agreed to remove the requirement of restricted cash with our equipment leases and $500,000 of our cash became unrestricted.

On December 31, 2012 the available credit under the Credit Facility was approximately $0.5 million and the outstanding borrowing was $8.5 million after netting compensating cash on hand.

On January 25, 2013 the Borrower and CapitalSource entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Credit Agreement. The terms of the Second Amendment:

I.)	Increased the Facility Cap to $10.0 million from $9.0 million; provided, that the Borrower may request to increase the Facility Cap twice during the term of the Amended and Restated Credit Agreement in increments of $1.0 million to a maximum of $12,000,000 on or after January 31, 2013;

II.)	Amended Annex 1 of the Credit Facility as follows:

a)	Deleted Section 2 of the Annex 1 in its entirety and replaced it with the following:

2. Minimum Cash Velocity

For each Test Period, measured as of the last day of each calendar month ending on or after December 31, 2012, Collections of Accounts of Borrowers collectively shall not be less than the Cash Velocity Percentage of Borrowers’ net revenue for the Revenue Period less the bad debt expense recognized on the income statement for such Revenue Period.

b)	Added the following definition to the definitions set forth in such Annex in the appropriate alphabetic order:

“Cash Velocity Percentage” means (a) 80% for the period beginning December 31, 2012 and ending on March 31, 2013 and (b) 87.5% at all other times.

We paid Capital Source a commitment fee of $10,000 in connection with the Second Amendment.

We believe we are in compliance with all covenants to the Credit Facility.

We had unrestricted cash on hand of $1.9 million as of December 31, 2012, along with the unused portion of our credit line. The Capital Source amendment in January 2013 provided us with an additional

$1.0 million of debt availability. As such, we believe we have adequate resources to meet our operating commitments. In the event existing cash on hand, the unused portion of Credit Facility or our operating cash flows are not sufficient to fully fund our growth, we would look to secure additional borrowing lines, expand our current line or to raise equity capital. There can be no guarantee that we will be successful securing additional debt facilities or raising equity capital at favorable terms. In the event we are unable to fund our operations by existing cash on hand, the unused portion of Credit Facility or by our positive operating cash flows, additional borrowings or raising equity capital, we may be forced to reduce our expenses or slow down our growth.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $5.0 million to $6.0 million of additional capital equipment during the next year. We plan to fund these expenditures with capital lease financing arrangements, cash, and through bank loan facilities. If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined they will not have a material impact on our consolidated financial statements or do not apply to our operations.

Subsequent Event

Second Amendment to Amended and Restated Credit Agreement

On January 25, 2013 the Borrower and CapitalSource entered into the Second Amendment to the Amended and Restated Revolving Credit and Security Agreement, dated April 26, 2010. The Second Amendment:

I.)	Increased the Facility Cap to $10.0 million from $9.0 million; provided, that the Borrower may request to increase the Facility Cap twice during the term of the Amended and Restated Credit Agreement in increments of $1.0 million to a maximum of $12,000,000 on or after January 31, 2013;

II.)	Amended Annex 1 of the Credit Facility as follows:

a)	Deleted Section 2 of the Annex 1 in its entirety and replaced it with the following:

2. Minimum Cash Velocity

For each Test Period, measured as of the last day of each calendar month ending on or after December 31, 2012, Collections of Accounts of Borrowers collectively shall not be less than the Cash Velocity Percentage of Borrower’s net revenue for the Revenue Period less the bad debt expense recognized on the income statement for such Revenue Period.

b)	Added the following definition to the definitions set forth in such Annex in the appropriate alphabetic order:

“Cash Velocity Percentage” means (a) 80% for the period beginning December 31, 2012 and ending on March 31, 2013 and (b) 87.5% at all other times.

We paid Capital Source a commitment fee of $10,000 in connection with the Second Amendment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulations S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoGenomics, Inc.:

We have audited the accompanying consolidated balance sheets of NeoGenomics, Inc. (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A

Certified Public Accountants

Tampa, FL

February 21, 2013

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 and 2011

In thousands, except share amounts

	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,868	$2,628
Restricted cash	—	500
Accounts receivable (net of allowance for doubtful accounts of $3,002 and $2,150, respectively)	14,034	7,894
Inventories	1,859	1,202
Other current assets	820	954

Total current assets	18,581	13,178

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $10,289 and $6,653 respectively)	8,607	6,642

INTANGIBLE ASSETS (net of accumulated amortization of $182 and $0, respectively)	2,800	—

OTHER ASSETS	83	129

TOTAL ASSETS	$30,071	$19,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,611	$2,529
Accrued compensation	2,808	2,137
Accrued expenses and other liabilities	669	773
Short-term portion of equipment capital leases	2,212	2,107
Revolving credit line	8,458	3,898

Total current liabilities	17,758	11,444

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	3,097	2,608

TOTAL LIABILITIES	20,855	14,052

COMMITMENTS AND CONTINGENCIES (SEE NOTE I)

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 45,280,280 and 43,416,200 shares issued and outstanding at December 31, 2012 and 2011, respectively)	45	43
Additional paid-in capital	31,742	28,490
Accumulated deficit	(22,571)	(22,636)

Total stockholders’ equity	9,216	5,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,071	$19,949

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

In thousands, except share and per share amounts

	2012	2011

NET REVENUE	$59,867	$43,484

COST OF REVENUE	33,031	24,056

GROSS MARGIN	26,836	19,428

OPERATING EXPENSES
General and administrative	15,843	12,331
Research and development	2,281	543
Sales and marketing	7,501	6,963

Total operating expenses	25,625	19,837

INCOME (LOSS) FROM OPERATIONS	1,211	(409)

INTEREST AND OTHER INCOME / (EXPENSE) – NET	(1,146)	(768)

INCOME (LOSS) BEFORE TAXES	65	(1,177)

INCOME TAXES	—	—

NET INCOME (LOSS)	$65	$(1,177)

NET INCOME (LOSS) PER SHARE – Basic	$0.00	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic	45,027,010	42,758,252

NET INCOME (LOSS) PER SHARE – Diluted	$0.00	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Diluted	48,715,063	42,758,252

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

In thousands, except share amounts

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2010	37,424,423	$37	24,557	(21,459)	3,135
Common stock issuance ESPP plan	122,401	—	153	—	153
Transaction fees and expenses	—	—	(41)	—	(41)
Issuance of stock for stock options	382,500	—	367	—	367
Issuance of stock for warrants	3,365,209	4	(4)	—	—
Issuance of restricted shares	120,000	—	—	—	—
Issuance of common stock for cash, net	2,001,667	2	3,000		3,002
Stock compensation expense – warrants	—	—	83	—	83
Stock compensation expense – restricted stock	—	—	90	—	90
Stock compensation expense – options	—	—	285	—	285
Net loss	—	—	—	(1,177)	(1,177)

Balances, December 31, 2011	43,416,200	43	28,490	(22,636)	5,897

Common stock issuance ESPP plan	56,805	—	89	—	89
Transaction fees and expenses	—	—	(38)	—	(38)
Issuance of stock for stock options	197,209	—	198	—	198
Issuance of stock for warrants	250,066	—	262	—	262
Issuance of common stock for intangibles	1,360,000	2	1,943	—	1,945
Stock compensation expense – warrants	—	—	223	—	223
Stock compensation expense – options	—	—	575	—	575
Net income		—	—	65	65

Balances, December 31, 2012	45,280,280	$45	$31,742	$(22,571)	$9,216

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

In thousands

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$65	$(1,177)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,636	2,085
Amortization of intangibles	182	—
Amortization of debt issue costs	38	40
Stock based compensation – options	575	285
Stock based compensation – warrants and restricted stock	223	173
Provision for bad debts	3,053	2,567
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(9,192)	(5,226)
(Increase) decrease in inventories	(657)	(315)
(Increase) decrease in other assets	46	(55)
(Increase) decrease in other current assets	96	25
Increase (decrease) in accounts payable and other liabilities	1,443	1,667

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(492)	69

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	(1,037)	—
Purchases of property and equipment	(2,615)	(897)

NET CASH USED IN INVESTING ACTIVITIES	(3,652)	(897)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) from/to revolving credit facility	4,560	456
Restricted cash	500	—
Repayment of capital lease obligations	(2,187)	(1,579)
Issuance of common stock and warrants for cash, net of transaction expenses	511	3,482

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,384	2,359

NET CHANGE IN CASH AND CASH EQUIVALENTS	(760)	1,531

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,628	1,097

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,868	$2,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,108	$735

Equipment leased under capital leases	$2,782	$2,950

Common stock issued for intangible asset purchase	$1,945	$—

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these consolidated financial statements include, but are not limited to, those related to revenues, accounts receivable and related allowances, contingencies, useful lives and recovery of long-term assets, income taxes, and the fair value of stock-based compensation. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Revenue Recognition

The Company recognizes revenues when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent and revenues are recognized once the diagnostic services have been performed, and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. The Company reports revenues from contracted payers, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. The Company reports revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount estimated to be collected from non-contracted payers is recorded as an allowance to arrive at the reported net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate. The Company records revenues from patient pay tests net of a large discount and as a result recognizes minimal revenue on those tests. The Company regularly reviews its historical collection experience for non-contracted payers and adjusts its expected revenues for current and subsequent periods accordingly.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Revenue

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

Advertising Costs

Advertising costs are expensed at the time they are incurred and are not material for the years ended December 31, 2012 and 2011, respectively.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D expenses consist of cash and equity compensation and benefits for R&D personnel, amortization of intangibles, related supplies, inventory and payment for samples to complete validation studies. These expenses were incurred to develop new genetic tests.

Fair Value Measurements

The Company determines fair value measurements used in its consolidated financial statements based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs, as determined by either the principal market or the most advantageous market.

Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows

For purposes of the statements of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments and Concentrations of Credit Risk

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, amounts outstanding under our revolving credit facility, and other current assets and liabilities are considered reasonable estimates of their respective fair values due to their short-term nature. The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2012, its concentration of credit risk related to cash and cash equivalents was not significant. The carrying value of the Company’s long-term capital lease obligations approximates its fair value based on the current market conditions for similar instruments.

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to whom the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the years ended December 31, 2012 and 2011, a large oncology practice with multiple locations accounted for 14.9% and 11.3% respectively, of total revenue. All other clients were less than 5% of total revenue individually.

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

Other Current Assets

As of December 31, 2012 and 2011, other current assets consist of prepaid expenses of approximately $820,000 and $824,000, respectively, and Lee County, Florida economic development tax credit of $0 and $130,000 respectively.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment generally includes purchases of items with a cost greater than $1,000 and a useful life greater than one year. Depreciation and amortization are computed on the straight line basis over the estimated useful lives of the assets. Leasehold improvements and property and equipment under capital leases are amortized over the shorter of the related lease terms or their estimated useful lives. Costs incurred in connection with the development of internal-use software are capitalized in accordance with the accounting standard for internal-use software, and are amortized over the expected useful life of the software.

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

Intangible Assets

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets with finite useful lives are recorded at fair value which is our cost, less accumulated amortization. Amortization is recognized over the estimated useful lives of the assets. The Company’s intangible assets are related to our license agreement with Health Discovery Corporation (see Note E – Intangible Assets).

Recoverability and Impairment of Long-Lived Assets

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. At December 31, 2012, we believe the carrying value of our long-lived assets is recoverable.

Income Taxes

We compute income taxes in accordance with ASC Topic 740 Income Taxes. Under ASC-740, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods and lives for property and equipment and recognition of bad debts and various other expenses that have been allowed for or accrued for financial statement purposes but are not currently deductible for income tax purposes.

We annually evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions. We follow a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements. As of December 31, 2012 and 2011, we do not believe we had any significant uncertain tax positions nor did we have any provision for interest or penalties related to such positions.

Stock-Based Compensation

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Income (Loss) Per Common Share

We compute net income or (loss) per share in accordance with ASC Topic 260 Earnings Per Share. Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the applicable period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and warrants. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Recent Pronouncements

We have reviewed all recently issued standards and have determined they will not have a material impact on our consolidated financial statements or do not apply to our operations.

NOTE C – LIQUIDITY

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we have incurred losses from operations and have a significant accumulated deficit at December 31, 2012, we believe we have adequate resources, such as cash on-hand and availability under our revolving credit facility, to meet our operating commitments. We were able to increase our revolving credit facility by $1.0 million in January of 2013. In the event these resources and operating cash flows are not sufficient to fully fund our operating commitments or our growth, we would look to secure additional borrowing lines or expand our current revolving credit facility or raise equity capital. There can be no guarantee that we will be successful securing additional debt facilities or raising equity at favorable terms. In the event we are unable to fund our operations by existing cash on hand, the unused portion of Credit Facility, operating cash flows, additional borrowings or raising equity capital, we may be forced to reduce our expenses or slow down our growth rate. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE D – PROPERTY AND EQUIPMENT, NET

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011	Estimated Useful Lives in Years

Equipment	$11,462,582	$8,872,722	3-7
Leasehold improvements	1,906,785	760,111	2-5
Furniture & fixtures	709,574	512,996	7
Computer hardware	1,926,329	1,495,513	3
Computer software	2,547,215	1,308,976	2-3
Assets not yet placed in service	343,769	344,394	—

Subtotal	18,896,254	13,294,712
Less accumulated depreciation and amortization	(10,289,435)	(6,652,983)

Property and equipment, net	$8,606,819	$6,641,729

Depreciation and amortization expense on property and equipment, including leased assets, for the years ended December 31, 2012 and 2011, was $3,636,000 and $2,085,000 respectively. These amounts are included as part of our Statement of Operations in Cost of Revenue as well as General and Administrative Expenses with the majority of the expense being classified as Cost of Revenue.

Property and equipment under capital leases, included above, consists of the following at December 31, 2012 and 2011:

	2012	2011
Equipment	$6,373,575	$5,421,526
Furniture & fixtures	211,797	191,053
Computer hardware	1,221,753	1,024,969
Computer software	131,894	227,831
Leasehold Improvements	134,327	233,386
Assets not yet placed in service	—	—

Subtotal	8,073,346	7,098,765
Less accumulated depreciation and amortization	(3,910,450)	(2,618,075)

Property and equipment under capital leases, net	$4,162,896	$4,480,690

NOTE E – INTANGIBLE ASSETS

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We had no intangible assets on December 31, 2011 and at December 31, 2012 intangible assets consisted of the following (in thousands):

	Weighted Average Amortization Period	December 31, 2012
		COST	Accumulated Amortization	Net

Support Vector Machine (SVM) technology	108 months	$500	$56	$444

Laboratory developed test (LDT) technology	164 months	1,482	81	1,401

Flow Cytometry and Cytogenetics technology	202 months	1,000	45	955

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total	$2,982	$182	$2,800

The Company evaluates the possible impairment of its intangibles assets under the provisions of FASB codification 350-30-35. The Company reviews the recoverability of its long-lived assets if events or changes in circumstances indicate the assets may be impaired. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. No impairment loss was recognized in the fiscal year ended December 31, 2012.

We recorded approximately $182,000 in straight-line amortization expense of intangibles for the year ended December 31, 2012 as a research and development expense in the consolidated statement of operations. We will record all amortization of intangibles in that category until the time that we have products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2012 is as follows (in thousands):

Year Ending December 31,
2013	$223
2014	223
2015	223
2016	223
2017	223
Thereafter	1,685

Total	$2,800

NOTE F – INCOME TAXES

We recognized taxable income after permanent differences and net taxable income of approximately $1,000,000 and $1,300,000, respectively in 2012, however no provision for income taxes has been recorded in the accompanying consolidated statement of operations because we used net operating loss carry forwards to fully offset taxes that would otherwise be due, and because the deferred income tax assets arising from these net operating loss carry forwards had previously been fully reserved. In 2011, we recognized a loss after permanent differences and a minimal amount of taxable income, which amount was reduced to zero through the utilization of net operating loss carry forwards.

On July 17, 2012 the Internal Revenue Service completed its audit of our fiscal year 2009 and 2010 tax returns. The audit resulted in a small proposed adjustment to our net operating loss carry forward due to the Therapeutic Discovery Grant being considered as a reduction of expenses for tax purposes. As a result of the audit our combined net operating loss carry forward for federal and state income taxes changed to $16.2 million at December 31, 2011 from $16.7 million as previously disclosed in our Annual Report on Form 10K as filed with the Securities and Exchange Commission on March 12, 2012. Since we had previously not recognized a deferred income tax asset for these net operating loss carry forwards (because we did not meet the asset recognition standard established by ASC Topic 740) this change did not have an impact on our financial position and/or results of operations.

At December 31, 2012 and 2011, we had combined federal and state net operating loss carry forwards of approximately $13.6 million and $16.2 million, respectively. The significant difference between this amount and our accumulated deficit arises primarily from certain stock based compensation that has historically been considered to

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be a permanent difference. Assuming our net operating loss carry forwards are not disallowed because of certain “change in control” provisions of the Internal Revenue Code, these net operating loss carry forwards expire in various years through the year ending December 31, 2031. However, we have established a valuation allowance to fully reserve our deferred income tax assets as such assets did not meet the required asset recognition standard established by ASC Topic 740. Our valuation allowance decreased by approximately $1,000,000 during the year ended December 31, 2012.

At December 31, 2012 and 2011, our current and non-current deferred income tax assets (assuming effective income tax rates of approximately 20% for our deferred income tax assets arising from federal and state net operating loss carry forwards and 38% for other temporary differences) consisted of the following:

	2012	2011
Net current deferred income tax asset:
Allowance for doubtful accounts	$1,151,100	$830,000
Accrued expenses	305,500	222,700

Subtotal	1,456,600	1,052,700

Less valuation allowance	(1,456,600)	(1,052,700)

Total	$—	$—

Net non-current deferred income tax asset:
Net operating loss carry-forwards	$2,752,200	$3,298,400
Accumulated depreciation and amortization	(1,243,500)	(344,600)

Subtotal	1,508,700	2,953,800
Less valuation allowance	(1,508,700)	(2,953,800)

Total	$—	$—

We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. For federal and state purposes, we have open tax years from the tax year ending December 31, 2003 to December 31, 2011. We are not currently subject to any ongoing income tax examinations.

NOTE G – NET INCOME (LOSS) PER SHARE

The following table provides the computation of basic and diluted net income (loss) per share for the twelve month period ending December 31, 2012 and 2011: (in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011
Net income (loss)	$65	$(1,177)

Basic weighted average shares outstanding	45,027	42,758
Effect of potentially dilutive securities	3,688	—

Diluted weighted average shares outstanding	48,715	42,758

Basic net income (loss) per share	$0.00	$(0.03)

Diluted net income (loss) per share	$0.00	$(0.03)

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2012 there were no outstanding options or warrants excluded from the calculation of diluted earnings per share due to anti-diluted affects, as all outstanding options and warrants were less than the average market price of the Company’s common stock for the year ended December 31, 2012.

NOTE H – STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS

Stock Option Plan

On March 3, 2009, the Company’s Board of Directors approved the Amended and Restated Equity Incentive Plan (the “Amended Plan”), which amended and restated the Equity Incentive Plan, originally effective as of October 14, 2003, and previously amended and restated effective as of October 31, 2006. The Amended Plan allows for the award of equity incentives, including stock options, stock appreciation rights, restricted stock awards, stock bonus awards, deferred stock awards, and other stock-based awards to certain employees, directors, or officers of, or key advisers or consultants to, the Company or its subsidiaries. The Amended Plan, which expires on March 3, 2019, provides that the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the Amended Plan is 6,500,000.

As of December 31, 2012, option and stock awards for 5,777,214 shares were outstanding, including 800,000 options issued outside of the Amended Plan to Douglas VanOort, the Company’s Chairman and Chief Executive Officer and 350,000 options issued to Robert Gasparini, the Company’s Chief Scientific Officer. A total of 549,645 shares were available for future option and stock awards under the Amended Plan. Options typically expire after 5 – 10 years and generally vest over 3 or 4 years, but each grant’s expiration, vesting and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors or by the Chairman and Chief Executive Officer by virtue of authority delegated to him by the Compensation Committee.

The fair value of each stock option award granted during the years ended December 31, 2012 and 2011 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

	2012	2011

Expected term (in years)	3.7	3.6
Risk-free interest rate (%)	0.6%	1.18%
Expected volatility (%)	51%	55%
Dividend yield (%)	0%	0%

Weighted average fair value/share at grant date	$0.73	$0.51

The status of our stock options and stock awards are summarized as follows:

	Number Of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	5,470,044	$0.87

Granted	519,000	1.39
Exercised	(382,500)	0.95
Canceled	(827,374)	1.15

Outstanding at December 31, 2011	4,779,170	0.87

Granted	1,298,000	1.64
Exercised	(197,209)	1.02
Canceled	(102,747)	1.60

Outstanding at December 31, 2012	5,777,214	1.02

Exercisable at December 31, 2012	4,074,834	$0.79

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about our options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
0.00 – 0.30	975,000	1.9	$0.25	975,000	1.9	$0.25
0.31 – 0.46	5,000	3.2	0.31	5,000	3.2	0.31
0.47 – 0.61	101,500	3.3	0.50	101,500	3.3	0.50
0.62 – 0.83	1,988,674	2.9	0.77	1,973,922	2.9	0.77
0.84 – 1.08	254,497	1.9	1.03	216,622	1.8	1.03
1.09 – 1.47	1,111,918	3.5	1.42	511,790	3.3	1.43
1.48 – 1.84	1,340,625	3.7	1.67	291,000	2.7	1.58

	5,777,214	3.0	$1.02	4,074,834	2.6	$0.79

As of December 31, 2012, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $8.4 million and the aggregate intrinsic value of currently exercisable stock options was approximately $6.9 million. The intrinsic value of each option share is the difference between the fair market value of NeoGenomics common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $2.48 closing stock price of NeoGenomics Common Stock on December 31, 2012, the last trading day of 2012. The total number of in-the-money options outstanding and exercisable as of December 31, 2012 was approximately 4,074,834.

The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was approximately $264,000 and $126,000, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options was approximately $201,000 and $367,000 for the years ended December 31, 2012 and 2011, respectively.

The total fair value of options granted during the years ended December 31, 2012 and 2011 was approximately $943,000 and $267,000, respectively. The total fair value of option shares vested during the years ended December 31, 2012 and 2011 was approximately $218,000 and $321,000.

Stock compensation cost recognized for the years ended December 31, 2012 and 2011 was approximately $575,000 and $285,000, respectively. As of December 31, 2012, there was approximately $615,000 of total unrecognized stock-based compensation cost, related to unvested stock options granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of 1.6 years.

On January 9, 2012, Dr. Maher Albitar, our Chief Medical Officer was granted stock options to purchase 250,000 shares of the Company’s common stock at an exercise price per share of $1.43, which was the closing price per share on the last trading day prior to his start date. The stock options have a five year term and become 25% vested on each of the first four anniversaries of his start date. The stock options also fully vest upon a change of control of the Company. Dr. Albitar works in our California laboratory location, and the State of California has certain regulations that prohibit the corporate practice of medicine. As a result of this regulation, Dr. Albitar is not an employee, but rather is a full-time consulting physician to NeoGenomics. Thus, these stock options are non-employee consultant options and as such are being revalued at the end of every reporting period. At December 31, 2012 these stock options were valued at $310,000 based on a trinomial lattice model with the following terms:

Expected term in years	3.8

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk-free interest rate (%)	0.4%
Weighted average expected volatility (%)	53%
Dividend yield (%)	0%

We recorded stock compensation expense of approximately $151,000 for these options during the year ended December 31, 2012, which amount is included in the $575,000 mentioned above.

On February 14, 2012, Mr. VanOort, our Chief Executive Officer was granted supplemental non-qualified stock options to purchase 800,000 shares of common stock at an exercise price of $1.71 per share which have a five year term so long as Mr. VanOort remains an employee of the Company (the “Supplemental Options”). The Supplemental Options are scheduled to vest according to the passage of time with 200,000 shares vesting each year on the anniversary of the grant date for the first four years after the grant. The Supplemental Options are valued at $505,000 based on a trinomial lattice model with the following terms:

Expected term in years	3.8
Risk-free interest rate (%)	0.6%
Weighted average expected volatility (%)	52%
Dividend yield (%)	0%

We recorded stock compensation expense of $210,000 for these options during the year ended December 31, 2012, which amount is included in the $575,000 mentioned above. In the event of a change of control of the Company in which the consideration payable to common stockholders of the Company has a deemed value of at least $4.00 per share, any unvested portion of the Supplemental Options will immediately vest in full.

Employee Stock Purchase Plan

Effective January 1, 2007, the Company began sponsoring an Employee Stock Purchase Plan (“ESPP”), under which eligible employees may purchase Common Stock, by means of limited payroll deductions, at a 5% discount from the fair market value of the Common Stock as of specific dates. In accordance with ASC Topic 718-50 Compensation – Stock Compensation – Employee Share Purchase Plans, the ESPP is considered non-compensatory and does not require the recognition of compensation cost because the discount offered to employees does not exceed 5%. Shares issued pursuant to this plan were 56,805 and 122,401 for the year ended December 31, 2012 and 2011, respectively. The ESPP plan was suspended in April 2012 because there were not enough remaining shares available under the plan for future issuance to continue offering the plan on a monthly basis.

Common Stock Warrants

From time to time, the Company issues warrants to purchase its common stock. These warrants have been issued for consulting services, in connection with the Company’s credit facilities and sales of its common stock, and in connection with employment agreements and for compensation to directors. These warrants are valued using an option pricing model and using the volatility, market price, strike price, risk-free interest rate and dividend yield appropriate at the date the warrants were issued. Stock compensation costs recognized for the years ended December 31, 2012 and 2011 was approximately $153,000 and $83,000 respectively.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 31, 2012 the Albitar Warrants were valued at approximately $250,000 based on a trinomial lattice model with the following terms:

Expected term in years	3.7
Risk-free interest rate (%)	0.5%
Weighted average expected volatility (%)	52%
Dividend yield (%)	0%

We recorded stock compensation expense of approximately $135,000 for these warrants during the year ended December 31, 2012, which amount is included in the $153,000 mentioned above. For the year ended December 31, 2012, 650,000 warrants previously issued to members of our board of directors and 348,417 warrants issued in June 2007 as part of a common stock offering were exercised or expired as follows:

Type of Exercise	Warrant Shares	Exercise Price / Share	Cash Received	Common Stock Shares Issued
For cash	175,000	$1.50	$262,500	175,000
Cashless net exercise	725,000	$1.50	$—	75,066
Expired unexercised	98,417	$1.50	$—	—

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price

Warrants outstanding, December 31, 2010	6,326,750	0.65
Granted	—	—
Exercised	(4,170,000)	0.29
Expired	—	—
Cancelled	—	—

Warrants outstanding, December 31, 2011	2,156,750	1.34
Granted	200,000	1.43
Exercised	(900,000)	1.50
Expired	(98,417)	1.50
Cancelled	—	—

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants outstanding, December 31, 2012	1,358,333	$1.24

The following table summarizes information on warrants outstanding on December 31, 2012:

Number outstanding	Exercise price	Issued	Expire

83,333	$0.75	02/09/2009	02/08/2014
625,000	$1.05	03/16/2009	03/15/2014
450,000	$1.50	5/3/2010	5/2/2017
200,000	$1.43	1/12/2012	1/12/2017

1,358,333	$1.24

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its laboratory and office facilities under non-cancelable operating leases. These operating leases expire at various dates through April 2016 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The Company has approximately 33,000 square feet of office and laboratory space at our corporate headquarters in Fort Myers, Florida. In addition, we maintain laboratory and office space in Irvine, California, Nashville, Tennessee and Tampa, Florida.

The minimum aggregate future obligations under non-cancelable operating leases as of December 31, 2012 are as follows:

Years ending December 31,
2013	$670,651
2014	552,281
2015	209,164
2016	70,664

Total minimum lease payments	$1,502,760

Rent expense for the years ended December 31, 2012 and 2011 was approximately $1,123,000 and $797,000, respectively and is included in costs of revenues and in general and administrative expenses, depending on the allocation of work space in each facility. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease.

Capital Lease Obligations

The Company’s capital lease obligations expire at various times through 2017 and the weighted average interest rates under such leases approximated 10.1% at December 31, 2012. Some of our leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value. Future minimum lease payments under capital lease obligations, including those described above are:

Years ending December 31,
2013	$2,692,284
2014	2,034,862
2015	629,624
2016	440,403
2017	147,650

Total future minimum lease payments	5,944,823

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Less amount representing interest	(635,946)

Present value of future minimum lease payments	5,308,877
Less current maturities	(2,211,677)

Obligations under capital leases – long term	$3,097,200

Property and equipment acquired under capital lease agreements (see Note D) is pledged as collateral to secure the performance of the future minimum lease payments above.

Employment Contracts

At December 31, 2012, we were obligated under three employment agreements, two of which have expiration dates between March 2013 and December 2013 and one of which is in the period where it renews automatically for one year extensions. Approximate minimum future payments under these agreements as of December 31, 2012 are approximately $818,500.

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

•

Clauses that provided for 6-12 months of severance benefits in the event that such officers are terminated without “cause” (as defined in the agreements) by the Company. The base salaries for these officers in 2013 are expected to approximate $950,000.

NOTE J – REVOLVING CREDIT AND SECURITY AGREEMENT

On March 26, 2012, the Parent Company, NeoGenomics Laboratories (together with the Parent Company, the “Borrower”), and CapitalSource Finance LLC (“Capital Source”) entered into a First Amendment (the “Amendment”) to the Amended and Restated Revolving Credit and Security Agreement, dated April 26, 2010 (the “Amended and Restated Credit Agreement” or the “Credit Facility”). The Amended and Restated Credit Agreement amended and restated the original Revolving Credit and Security Agreement dated February 1, 2008, as amended, by and among the Parent Company, Borrower and CapitalSource (the “Original Credit Agreement”). The terms of the Amendment and the Amended and Restated Credit Agreement are substantially similar except that the Amendment, among other things:

I.)	Increased the maximum principal amount of the revolving credit facility (the “Facility Cap”) to $8.0 million from $5.0 million; provided, that the Borrower may request to increase the Facility Cap twice during the term of the Amended and Restated Credit Agreement in increments of $1.0 million to a maximum of $10,000,000;

II.)	Extended the term of the Amended and Restated Credit Agreement to March 26, 2015;

III.)	Revised the definition of “Minimum Termination Fee” to be:

a.	2.5% of the Facility Cap if the Revolver Termination (as defined in the Agreement) is at any time before March 26, 2013;

b.	1.5% of the Facility Cap if the Revolver Termination is after March 26, 2013 but before March 26, 2014;

c.	0.5% of the Facility Cap if the Revolver Termination is on or after March 26, 2014; and

d.	That there shall be no Minimum Termination Fee if the Revolver Termination occurs within five (5) days of the end of the term.

IV.)	Modified the definition of “Permitted Indebtedness” and “Fixed Charge Coverage Ratio”; and

V.)	Amended Section 3.1 of the Amended and Restated Credit Agreement by deleting “the LIBOR shall be not less than 2.0%” and replacing it with “the LIBOR shall be not less than 1.0%”.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We paid Capital Source a commitment fee of $80,000 in connection with the Amendment.

On July 27, 2012 the Facility Cap was increased from $8.0 million to $9.0 million.

Interest on outstanding advances under the Credit Facility is payable monthly in arrears on the first day of each calendar month at an effective rate of interest of 5.25%.

This credit agreement may limit our ability to issue dividends in the future.

On December 31, 2012 the available credit under the Credit Facility was approximately $0.5 million and the outstanding borrowing was approximately $8.5 million after netting compensating cash on hand.

NOTE K – RELATED PARTY TRANSACTIONS

Consulting Agreement

During 2012 and 2011, Steven Jones, a director of the Company, earned $207,500 and $198,334, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones is Chairman of the Compliance Committee. Mr. Jones also earned $80,000 and $55,000 in corporate bonuses related to his consulting work in 2012 and 2011.

On May 3, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with Steven Jones (the “Consultant” or “Mr. Jones”) whereby Mr. Jones would continue to provide consulting services to the Company in the capacity of Executive Vice President of Finance. The Consulting Agreement has an initial term from May 3, 2010 through April 30, 2013, which initial term automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. In addition, the Company has the right to terminate the Consulting Agreement by giving written notice to the Consultant the year prior to the effective date of termination. The Consultant has the right to terminate the Consulting Agreement by giving written notice to the Company three months prior to the proposed termination date, provided, however, the Consultant is required to provide an additional three months of transition services to the Company upon reasonable request by the Company. The Consulting Agreement specifies an annual base retainer compensation of $180,000 per year, which was subsequently increased to $210,000 per year in April 2012. Mr. Jones annual compensation was increased to $250,000 on January 1, 2013. Mr. Jones is also eligible to receive an annual cash bonus based on the achievement of certain performance metrics with a target of 30% of his base retainer. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the CEO of the Company and approved by the Board of Directors. The Company also agreed that it would issue to the Consultant a warrant to purchase 450,000 shares of the Company’s common stock, which vest according to the passage of time and upon the Company meeting certain performance milestones.

Gulf Pointe Capital Lease Agreement

On September 30, 2008, we entered into a master lease agreement (the “Master Lease”) with Gulf Pointe Capital, LLC (“Gulf Pointe”) which provided for $130,000 of lease financing after it was determined that the lease facility with Leasing Technologies, Inc. would not allow for the leasing of certain used and other types of equipment. Three members of our Board of Directors at the time we entered into the Master Lease, Steven Jones, Peter Petersen and Marvin Jaffe, were affiliated with Gulf Pointe and recused themselves from both sides of all negotiations concerning this transaction. The terms under this lease are consistent with the terms of our other lease arrangements and provided for the sale/leaseback of approximately $130,000 of used laboratory equipment. The lease had a 30 month term and called for monthly payments of $5,155. In consideration for entering into the Master Lease, the Company issued 32,475 common stock warrants to Gulf Pointe with an exercise price of $1.08 and a five year term. The warrants were valued at approximately $11,000 using the Black-Scholes option pricing model. This first lease schedule under the master lease agreement was completed in July 2012, and the Company elected to exercise its end of lease option to purchase the equipment for $16,887.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 9, 2009, we amended our Master Lease with Gulf Pointe to increase the maximum size of the facility to $250,000 and entered into a second schedule under the Master Lease for the sale/leaseback of approximately $118,000 of used laboratory equipment. This second lease had a 30 month term at the same lease rate factor per month as the first lease, which equates to monthly payments of $4,690. As part of this amendment, we terminated the original warrant agreement dated September 30, 2009 and replaced it with a new warrant to purchase 83,333 shares of our common stock. Such new warrants have a five year term, an exercise price of $0.75 per share and the same vesting schedule as the original warrants. The replacement warrants were valued using the Black-Scholes option pricing model and the value did not materially differ from the valuation of the original warrants they replaced. This second lease schedule was completed in December 2012, and the Company elected to exercise its end of lease option to purchase the equipment for $13,039.

NOTE L – RETIREMENT PLAN

We maintain a defined-contribution 401(k) retirement plan covering substantially all employees (as defined). Our employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. In addition, we match any employees’ contributions at the rate of 50% on the dollar up to a 4% employee contribution (2% Company match) of the respective employee’s salary. We made matching contributions of approximately $220,000 and $105,000 during the years ended December 31, 2012 and 2011, respectively.

NOTE M – EQUITY TRANSACTIONS

Restricted Stock Awards

On April 27, 2011, the Company granted 24,000 shares of restricted stock to each of the five non-officer directors of the Company for a total of 120,000 shares of restricted stock. These directors were elected by the shareholders and the restricted stock award is for service on the Board of Directors only. Such restricted shares vest a rate of 2,000 shares per quarter on the last day of each calendar quarter beginning on June 30, 2011 and ending on March 31, 2014 so long as each director remains a member of the Board of Directors. The fair market value of each grant of restricted stock on the award date was deemed to be $34,560 or $1.44 per share, which was the closing price of the Company’s common stock on the day before the grant as approved by the board of directors. We recorded $70,622 and $90,192 of stock compensation expense for the years ended December 31, 2012 and 2011 related to this restricted stock.

The number and weighted average grant date fair values of restricted stock non-vested at the beginning and end of 2012 as well as stock awards granted, vested and forfeited during the year are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	90,000	$1.44
Granted in 2012	—	—
Vested in 2012	(50,000)	1.44
Forfeited in 2012	—	—

Nonvested at December 31, 2012	40,000	$1.44

NOTE N – SUBSEQUENT EVENTS

Second Amendment to Amended and Restated Revolving Credit and Security Agreement

On January 25, 2013 the Borrower and CapitalSource entered into the Second Amendment to the Amended and Restated Revolving Credit and Security Agreement, dated April 26, 2010. The Second Amendment:

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.)	Increased the Facility Cap to $10.0 million from $9.0 million; provided, that the Borrower may request to increase the Facility Cap twice during the term of the Amended and Restated Credit Agreement in increments of $1.0 million to a maximum of $12,000,000 on or after January 31, 2013;

II.)	Amended Annex 1 of the Credit Facility as follows:

a)	Deleted Section 2 of the Annex 1 in its entirety and replaced it with the following:

2.	Minimum Cash Velocity

For each Test Period, measured as of the last day of each calendar month ending on or after December 31, 2012, Collections of Accounts of Borrowers collectively shall not be less than the Cash Velocity Percentage of Borrower’s net revenue for the Revenue Period less the bad debt expense recognized on the income statement for such Revenue Period.

b)	Added the following definition to the definitions set forth in such Annex in the appropriate alphabetic order:

“Cash Velocity Percentage” means (a) 80% for the period beginning December 31, 2012 and ending on March 31, 2013 and (b) 87.5% at all other times.

We paid Capital Source a commitment fee of $10,000 in connection with the Second Amendment.

End of Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, and information required to be disclosed in our reports to the Commission, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions and decisions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures: (1) that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as management’s report was not subject to attestation by our registered public accounting firm pursuant the permanent exemption of the SEC that require us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our members of the Board of Directors and other executives as of January 31, 2013:

Name	Age	Position

Board of Directors:

Douglas M. VanOort	57	Chairman of the Board of Directors and Chief Executive Officer,

Robert P. Gasparini	57	Chief Scientific Officer, Board Member

Steven C. Jones	49	Executive Vice President of Finance, Chief Compliance Officer, Board Member

Michael T. Dent	48	Board Member

Kevin C. Johnson	58	Board Member

Raymond R. Hipp	70	Board Member

William J. Robison	77	Board Member
Other Executives:
George A. Cardoza	51	Chief Financial Officer
Dr. Maher Albitar	57	Chief Medical Officer and Director of Research and Development
Robert H. Horel	47	Vice President of Sales and Marketing
Edwin F. Weidig III	43	Director of Finance and Principal Accounting Officer

Members of the Company’s Board of Directors are elected at the annual meeting of stockholders and hold office until their successors are elected. During the years ended December 31, 2012 and 2011 the Company was not required to hold an annual stockholder meeting. The Company’s officers are appointed by the Board of Directors and serve until their resignation or removal by the Board and are subject to employment agreements, if any, approved and ratified by the Board.

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

Robert P. Gasparini, M.S. – Chief Scientific Officer, Board Member

Mr. Gasparini has served as the Chief Scientific Officer of NeoGenomics since January 2005 and served as President and Chief Scientific Officer from January 2005 – May 2011. Prior to assuming the role of Chief Scientific Officer, Mr. Gasparini was a consultant to the Company beginning in May 2004. Prior to NeoGenomics, Mr. Gasparini was the Director of the Genetics Division for US Pathology Labs, Inc. (“US Labs”) from January 2001 to December 2004. During this period, Mr. Gasparini started the Genetics Division for US Labs and grew annual revenues of this division to $30 million over a 30 month period. Prior to US Labs, Mr. Gasparini was the Molecular Marketing Manager for Ventana Medical Systems from 1999 to 2001. Prior to Ventana, Mr. Gasparini was the Assistant Director of the Cytogenetics Laboratory for the Prenatal Diagnostic Center from 1993 to 1998 an affiliate of Massachusetts General Hospital and part of Harvard University. While at the Prenatal Diagnostic Center, Mr. Gasparini was also an Adjunct Professor at Harvard University. Mr. Gasparini is a licensed Clinical Laboratory Director and an accomplished author in the field of Cytogenetics. He received his BS degree from The University of Connecticut in Biological Sciences and his Master of Health Science degree from Quinnipiac University in Laboratory Administration.

Steven C. Jones – Executive Vice President Finance, Chief Compliance Officer, Board Member

Mr. Jones has served as a director since October 2003, as Executive Vice President of Finance since November 30, 2009, and as Chief Compliance Officer since February 7, 2013. Mr. Jones served as Chief Financial Officer for the Company from October 2003 until November 30, 2009. He is a Managing Director in Medical Venture Partners, LLC, a venture capital firm established in 2003 for the purpose of making investments in the healthcare industry. Mr. Jones is also the founder and Chairman of the Aspen Capital Group and has been President and Managing Director of Aspen Capital Advisors since January 2001. Prior to that Mr. Jones was a chief financial officer at various public and private companies and was a Vice President in the Investment Banking Group at Merrill Lynch & Co. Mr. Jones received his B.S. degree in Computer Engineering from the University of Michigan in 1985 and his MBA degree from the Wharton School of the University of Pennsylvania in 1991. He also serves as Chairman of the Board of T3 Communications, Inc. and Chairman of the Board of SpinaDyne, Inc.

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

Kevin C. Johnson – Board Member

Mr. Johnson is currently serving on the Board of Directors of Precision Therapeutics, a private company, United Allergy Services, Inc., a private company and ClearPath Diagnostics, a private company. From May 1996 until January 2003, Mr. Johnson was Chairman, Chief Executive Officer and President of DIANON Systems, Inc., a publicly-traded cancer diagnostic services company providing anatomic pathology and molecular genetic testing services to physicians nationwide. During that time, DIANON grew annual revenues from approximately $56 million in 1996 to approximately $200 million in

2002, and DIANON’s market capitalization grew from $45 million to approximately $600 million when it was sold to Laboratory Corporation of America (NYSE: LH) in January of 2003. Prior to joining DIANON in 1996, Mr. Johnson was employed by Quest Diagnostics and Quest’s predecessor, the Life Sciences Division of Corning, Incorporated, for 18 years, and held numerous management and executive level positions.

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

William J. Robison – Board Member

Mr. Robison, who is retired, spent his entire 41 year career with Pfizer, Inc. At Pfizer, he rose through the ranks of the sales organization and became Senior Vice President of Pfizer Labs in 1986. In 1990, he became General Manager of Pratt Pharmaceuticals, a then new division of the U.S. Pharmaceuticals Group, and in 1992 he became the President of the Consumer Health Care Group. In 1996 he became a member of Pfizer’s Corporate Management Committee and was promoted to the position of Executive Vice President and head of Worldwide Corporate Employee Resources. Mr. Robison retired from Pfizer in 2001 and currently serves on the Board of Directors of MWI Veterinary Supply Company, Inc. (NASD: MWIV). He is also on the board of trustees of University of Louisiana – Monroe. Mr. Robison was previously a board member and an executive committee member of the USO of Metropolitan New York, Inc., the Human Resources Roundtable Group, the Pharmaceutical Human Resource Council, the Personnel Round Table, and the Employee Relations Steering Committee for The Business Round Table.

George A. Cardoza – Chief Financial Officer

Mr. Cardoza has served as Chief Financial Officer since November 2009. Prior to that from March 2008 to November 2009, Mr. Cardoza served as the Chief Financial Officer of Protocol Global Solutions, Inc., a privately held international marketing company. Mr. Cardoza also served as the Controller of Protocol Global Solutions from March 2006 to March 2008. From April 1991 to March 2006, Mr. Cardoza was employed by Quest Diagnostics Inc., a diagnostic testing, information and services company, in a number of positions, including the position of Controller – Central Region from 2001 to March 2006. At Quest Mr. Cardoza was responsible for overseeing all the financial operations of the Central Region, which had revenue of over $1.2 billion in 2006. Prior to his time with Quest, he worked for Sony Music Entertainment Inc. and the Continental Grain Company in various financial roles. Mr. Cardoza received his B.S. from Syracuse University in finance and accounting and has received his M.B.A. from Michigan State University.

Robert H. Horel – Vice President of Sales and Marketing

Mr. Horel has served as Vice President of Sales and Marketing since May 2012. Mr. Horel joined NeoGenomics in December 2006 and served as the Regional Sales Director for NeoGenomics’ Southeastern Region up to the time of his appointment as Vice President. Prior to joining NeoGenomics, Mr. Horel held sales and marketing positions of increasing prominence with Ventana Medical Systems (a developer, manufacturer and marketer of certain medical tests and instruments), US Labs (an anatomic pathology and genetic testing laboratory), and Radiometer America (a medical testing and instrumentation company). Mr. Horel graduated from the United States Naval Academy in 1987, earning a Bachelor of Science Degree with Distinction in Mechanical Engineering, and he served as a pilot in the US Navy before beginning his business career in 1998.

Maher Albitar, M.D. – Chief Medical Officer and Director of Research and Development

Dr. Albitar has served as Chief Medical Officer and Director of Research and Development since January 2012. From 2008 to 2011, Dr. Albitar served as the Medical Director for Hematopathology and Oncology, Nichols Institute of Quest Diagnostics, and Chief R&D Director for Hematopathology and Oncology for Quest Diagnostics, a diagnostic testing, information and services company. From 2003 to 2008, Dr. Albitar served as the Director of Hematopathology for the Nichols Institute of Quest Diagnostics. From 2005 to 2011, Dr. Albitar also served as a Board member of Associated Diagnostics Pathologists, Inc. From 1991 to 2003, Dr. Albitar held various faculty positions at The University of Texas MD Anderson Cancer Center. Dr. Albitar previously served as the Chief Medical Officer of HDC and is currently a member of the Board of Directors of HDC. Dr. Albitar has also served as a consultant to multiple companies. Dr. Albitar received his medical degree in 1979 from Damascus Medical School in Damascus, Syria.

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

• Robert P. Gasparini, Chief Scientific Officer, Board Member. Mr. Gasparini has a long and distinguished career in genetics in both a commercial setting and academia. His service at NeoGenomics and with U.S. Labs has given him experience in research and development, sales and marketing, business development, and laboratory operations for high complexity lab testing.

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

Audit Committee Expert

The Audit Committee is comprised of Mr. Hipp, Mr. Johnson and Mr. Dent, all of whom we believe are “independent” pursuant to NASDAQ Listing Rule 5605(c)(2). Mr. Hipp is an “audit committee financial expert” as such term is defined in Item 407 of Regulation S-K.

Code of Ethics

The Company adopted a new Code of Ethics for its senior financial officers and its principal executive officer during 2011 which was filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission July 20, 2011. A copy of the Code of Ethics may also be obtained, free of charge, by writing to the Secretary of NeoGenomics, Inc., 12701 Commonwealth Drive, Suite 9, Fort Myers, Florida 33913.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors and persons who beneficially own more than ten percent of our outstanding shares of common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on information provided to the Company, we believe that all of the Company’s directors, executive officers and persons who beneficially own more than ten percent of our outstanding common stock were in compliance with Section 16(a) of the Exchange Act during the Company’s 2012 fiscal year except (1) Robert P. Gasparini filed a late Form 4 with respect to the sale of common stock from three dates in the years ended December 31, 2012 and 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned and accrued, in all capacities, during the fiscal years ended December 31, 2012 and 2011, by our Named Executive Officers.

Name and Principal Position	Year	Salary	Bonus	Stock Award	Option Award	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Douglas M. VanOort(1)	2012	$410,000	$203,000	$—	$235,497	$—	$—	$—	$848,497
Chief Executive Officer and Chairman of the Board	2011	$325,000	$175,000	$—	$86,274	$—	$—	$—	$586,274

Dr. Maher Albitar (2)	2012	$—	$98,775	$—	$286,349	$—	$—	$404,978	$790,102
Chief Medical Officer	2011	$—	$—	$—	$—	$—	$—	$—	$—

Robert P. Gasparini (3)	2012	$282,417	$69,500	$—	$—	$—	$—	$—	$351,917
Chief Scientific Officer	2011	$258,333	$57,700	$—	$21,692	$—	$—	$—	$337,725

(1)	See Item 8, Note H for a description on the valuation methodology of stock option awards and warrants. Mr. VanOort was granted warrants to purchase 625,000 shares of common stock and the stock compensation expense related to these warrants has been included in option awards.
(2)	Dr. Albitar acts as a consultant to the Company in his role as Chief Medical Officer as a result of the California Corporate Practice of Medicine restriction. As a result all payments to him in that role are included in All Other Compensation. See Item 8, Note H for a description on the valuation methodology of stock option awards. Dr. Albitar was granted warrants to purchase 200,000 shares of common stock and the stock compensation expense related to these warrants has been included in option awards.
(3)	See Item 8, Note H for a description on the valuation methodology of stock option awards.

Outstanding Equity Awards at Fiscal Year End

The Compensation Committee has been given the authority to set all performance metrics for the vesting of performance-based equity awards, and has the authority to adjust any target financial metrics used for such vesting if it deems it appropriate to do so. The following table sets forth information with respect to outstanding equity awards held by our Named Executive Officers as of December 31, 2012:

	Outstanding Equity Awards at Fiscal Year End
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards- Number of Securities Underlying Unexercised & Unearned Options	Option Exercise Price	Option Expiration Date

Douglas M. VanOort	—	800,000	(1)	—	$1.71	2/13/2017
Chief Executive Officer and Chairman of the Board of Directors	986,500	13,500		—	$0.80	3/15/2016

Robert P. Gasparini	575,000	—		175,000	0.25	1/1/2015
Chief Scientific Officer	100,000	—		50,000	1.47	2/13/2017
	584,000	—		200,000	0.80	3/12/2015
	150,000	—		50,000	0.62	2/9/2019

Dr. Maher Albitar	—	250,000	(1)	—	1.55	1/8/2017
Chief Medical Officer

(1)	Please see Note H of the consolidated financial statements for a vesting detail.

Director Compensation

Each of our non-employee directors is entitled to receive cash compensation. As of December 31, 2012 the reimbursement was as follows:

•	$6,250 for each calendar quarter served as director

•	$1,000 for each board meeting attended in person

•	$500 for each board meeting attended telephonically

•	$10,000 for each year for a Committee Chairman

•	$500 per Committee Meeting attended in person

•	$250 per Committee Meeting attended telephonically

We also reimburse our directors for travel expenses incurred in connection with attendance at Board and Board committee meetings. The following table provides information concerning the compensation of our non-employee directors for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash	Stock Awards	Warrant/ Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Michael T. Dent (2)	$33,250	$11,241	$—	$—	$—	$—	$44,491

Steven C. Jones (1)	—	—	—	—	—	287,500	287,500

Kevin C. Johnson (2)	33,750	11,241	—	—	—	—	44,941

William J. Robison (2)	42,250	11,241	—	—	—	—	53,491

Raymond R. Hipp (2)	41,500	11,241	—	—	—	—	52,741

(1)	Other compensation for Mr. Jones reflects his consulting compensation for serving as our Executive Vice President of Finance.
(2)	On April 27, 2011, the Company granted 24,000 shares of restricted stock to each of the five non-officer directors of the Company for a total of 120,000 restricted shares. These directors were elected by the shareholders and the stock award is for service on the Board of Directors only. Such restricted shares vest a rate of 2,000 shares per quarter on the last day of each calendar quarter beginning on June 30, 2011 and ending on March 31, 2014 so long as each director remains a member of the Board of Directors. The fair market value of each grant of restricted stock on award date was deemed to be $34,560 or $1.44 per share, which was the closing price of the Company’s common stock on the day before the grant as approved by the board of directors.

Employment Agreements and Potential Payments Upon Termination or Change in Control

The Company is a party to employment contracts with several of its officers that contain commitments as detailed below.

On March 12, 2008, we entered into an employment agreement with Robert Gasparini, our Chief Scientific Officer, to extend his employment with the Company for an additional four year term. This employment agreement was retroactive to January 1, 2008 and provides that it will automatically renew after the initial four year term for one year increments unless either party provides written notice to the other party of their intention to terminate the agreement 90 days before the end of the initial term (or any renewal term). The employment agreement specifies an initial base salary of $225,000/year with specified salary increases tied to achieving revenue goals. Mr. Gasparini is also entitled to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain targets established by the Board of Directors. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the CEO of the Company and approved by the Board of Directors. In addition, Mr. Gasparini was granted 784,000 stock options at an exercise price of $0.80 and with a seven year term so long as Mr. Gasparini remains an employee of the Company. The vesting period for these options was complete as of December 31, 2012. Mr. Gasparini’s employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. In the event that Mr. Gasparini is terminated without cause by the Company, the Company has agreed to pay Mr. Gasparini’s base salary and maintain his benefits for a period of a year. This contract renewed automatically on January 1, 2012. Per the terms of the agreement Mr. Gasparini’s salary increased to $275,000 on January 1, 2012.

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

The Employment Agreement also provides that Mr. VanOort was granted an option to purchase 1,000,000 shares of the Company’s common stock under the Company’s Amended and Restated Equity

Incentive Plan (the “Amended Plan”). The exercise price of such option is $0.80 per share. 500,000 shares of common stock subject to the option vest according to the following schedule (i) 200,000 shares vested on March 16, 2011; (ii) 12,500 shares vest each month beginning on April 16, 2011 until March 16, 2012; (iii) 8,000 shares vest each month beginning on April 16, 2012 until March 16, 2012 and (iv) 4,500 shares vest each month beginning on April 16, 2012 until March 16, 2013. 500,000 shares of common stock subject to the option vest based on the achievement of certain performance metrics by the Company. Any unvested portion of the option described above shall vest in the event of a change of control of the Company.

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

On November 30, 2009, we entered into an employment agreement with George Cardoza, our Chief Financial Officer. The Employment Agreement has an initial term from November 30, 2009 through November 29, 2013, which initial term automatically renews for one year periods. The employment agreement specifies an initial base salary of $190,000/year, which was subsequently increased to $237,000 per year in April 2012. Mr. Cardoza is also entitled beginning with the year ended December 31, 2010 to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain goals established by the CEO and approved by the Board of Directors. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the CEO of the Company and approved by the Board of Directors. In addition, Mr. Cardoza was granted 150,000 stock options at an exercise price of $1.55 and with a five year term so long as Mr. Cardoza remains an employee of the Company. These options are scheduled to vest according to the passage of time. Mr. Cardoza’s employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. In the event that Mr. Cardoza is terminated without cause by the Company, the Company has agreed to pay Mr. Cardoza’s base salary and maintain his benefits for a period of six months. On April 14, 2011 Mr. Cardoza was granted an additional option to purchase 100,000 shares of common stock at an exercise price of $1.46 per share. Such option has a five year term and vests 25,000 shares per year on the anniversary of the grant date for the first four years after the grant. In the event of a change of control of the Company, all of Mr. Cardoza’s unvested options shall immediately vest.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 25, 2013, with respect to each person known by the Company to own beneficially more than 5% of the Company’s outstanding common stock, each director and officer of the Company and all directors and executive officers of the Company as a group. The Company has no other class of equity securities outstanding other than common stock.

Title of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership (1)	Percent Of Class(1)

Common	Aspen Select Healthcare, LP (2) 1740 Persimmon Drive, Suite 100 Naples, Florida 34109	8,133,326	18.0%

Common	Steven C. Jones (3) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	9,418,019	20.6%

Common	Michael T. Dent, M.D. (4) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	1,962,550	4.3%

Common	Douglas M. VanOort (5) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	2,137,556	4.6%

Common	Robert P. Gasparini (6) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	1,409,000	3.0%

Common	Raymond R. Hipp c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	259,714	*

Common	Kevin C. Johnson c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	90,667	*

Common	William J. Robison (7) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	168,713	*

Common	George A. Cardoza (8) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	233,589	*

Common	Maher Albitar, M.D. (9) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5	62,500	*

	Fort Myers, FL 33193

Common	Robert Horel (10) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	90,250	*

Common	Edwin F. Weidig III (11) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd, Suite 5 Fort Myers, FL 33193	24,166	*

Common	Directors and Officers as a Group (12 persons) (12)	17,201,867	34.9%

Common	Abbott Laboratories, Inc. 100 Abbott Park Road Dept. 322, Bldg. AP6A-2 Abbott Park, Illinois 60064-6049	3,500,000	7.7%

Common	Kinderhook Partners, LP (13) 1 Executive Drive, Suite 160 Fort Lee, NJ 07024	4,848,334	10.7%

Common	1837 Partners, LP., 1837 Partners, QP,LP., and 1837 Partner Ltd. (1837 RMB Managers, LLC and affiliates) (14) 115 South LaSalle St., 34th Floor Chicago, IL 60603	4,204,232	9.3%

*	Less than one percent (1%)
(1)	The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of January 31, 2012, through the exercise of any stock option or other right. As of January 25, 2013, 45,280,280 shares of the Company’s common stock were outstanding.
(2)	Aspen Select Healthcare, LP (Aspen) has direct ownership of 3,712,969 shares. Also includes 4,420,357 shares to which Aspen has received a voting proxy. The general partner of Aspen is Medical Venture Partners, LLC, an entity controlled by Steven C. Jones.
(3)	Steven C. Jones, Executive Vice President – Finance and director of the Company, has direct ownership of 346,615 shares and warrants exercisable within 60 days of January 25, 2013 to purchase an additional 450,000 shares. Totals for Mr. Jones also include (i) 129,412 shares owned by Aspen Opportunity Fund, LP, an investment partnership that Mr. Jones controls, (ii) 50,476 shares owned by Jones Network, LP, a family limited partnership that Mr. Jones controls, (iii) 190,000 shares owned by the Steven & Carisa Jones Defined Benefit Pension Plan & Trust (iv) warrants exercisable within 60 days of January 25, 2013 to purchase 83,333 shares that are owned by Gulf Pointe Capital, LLC, a company that Mr. Jones controls, and (v) 34,857 shares held in certain individual retirement and custodial accounts. In addition, as the Managing Member of the general partner of Aspen, he has the right to vote all shares controlled by Aspen, thus all Aspen shares have been added to his total (see Note 2).
(4)	Michael T. Dent, M.D. is a director of the Company. Dr. Dent’s beneficial ownership includes 1,528,050 shares held in trusts for the benefit of Dr. Dent’s children (of which Dr. Dent and his attorney are the sole trustees) and options exercisable within sixty days of January 25, 2013 to purchase 400,000 shares. Dr. Dent’s beneficial ownership also includes 34,500 shares owned directly by Dr. Dent or jointly with his spouse.
(5)	Douglas M. VanOort, the Chairman and CEO of the Company, has direct ownership of 812,556 shares, warrants exercisable within 60 days of January 25, 2013 to purchase 125,000 shares of stock and options exercisable within sixty days of January 25, 2013 to purchase 1,200,000 shares.
(6)	Robert P. Gasparini, Chief Scientific Officer of the Company, has direct ownership of 43,430 shares and options exercisable within 60 days of January 25, 2013 to purchase 1,409,000 shares.
(7)	William J. Robison, a director of the Company, has direct ownership of 168,713 shares.

(8)	George A. Cardoza, Chief Financial Officer, has direct ownership of 71,089 shares and options exercisable within 60 days of January 25, 2013 to purchase 162,500 shares.
(9)	Dr. Maher Albitar, Chief Medical Officer, joined the Company in January 2012 and none of his options are exercisable within 60 days of January 31, 2012.
(10)	Robert Horel, Vice President of Sales and Marketing, has options exercisable within 60 days of January 25, 2013 to purchase 90,250 shares.
(11)	Edwin F. Weidig, III, Principal Accounting Officer, has options exercisable within 60 days of January 25, 2013 to purchase 24,168 shares.
(12)	The total number of shares listed eliminates double counting of shares that may be beneficially attributable to more than one person.
(13)	As set forth on a Schedule 13G jointly filed with the SEC on February 14, 2012 by Kinderhook Partners, L.P. (the “Partnership”), Kinderhook GP, LLC (the “General Partner”), Stephen J. Clearman and Tushar Shah. Stephen J. Clearman and Tushar Shah are co-managing members of Kinderhook GP, LLC, the General Partner of Kinderhook Partners, L.P., and as a result, Mr. Clearman and Mr. Shah may be deemed to control such entities. In addition, Mr. Clearman and Mr. Shah are co-managing members of Kinderhook Capital Management, LLC, the investment adviser (the “Investment Advisor) of the Partnership, responsible for making investment decisions with respect to the Partnership. Accordingly, Mr. Clearman and Mr. Shah may be deemed to have a beneficial interest in the shares of common stock listed by virtue of their indirect control of the Partnership’s, General Partner’s, and Investment Adviser’s power to vote and/or dispose of such shares of common stock. The Partnership, the General Partner, Mr. Clearman and Mr. Shah disclaim beneficial ownership of the shares of the listed shares of common stock except to the extent of their pecuniary interest, if any, therein.
(14)	1837 RMB Managers, LLC and its affiliates have direct ownership of 4,204,232 shares. 1837 RMB Managers, LLC acts as the general partner and makes all the investment decisions for 1837 Partners LP., 1837 Partners QP, LP and 1837 Partners LTD who own the shares listed. Shares listed also include amounts owned personally by affiliates of RMB Managers, LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Consulting Agreement

During 2012 and 2011, Steven Jones, a director of the Company, earned $207,500 and $198,334, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also earned $80,000 and $55,000 in corporate bonuses related to his consulting work in 2012 and 2011. Mr. Jones is a member of the Board of Directors Compliance Committee and was a member of the Compensation Committee through May of 2011.

On May 3, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with Steven Jones (the “Consultant” or “Mr. Jones”) whereby Mr. Jones would continue to provide consulting services to the Company in the capacity of Executive Vice President of Finance. The Consulting Agreement has an initial term from May 3, 2010 through April 30, 2013, which initial term automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. In addition, the Company has the right to terminate the Consulting Agreement by giving written notice to Mr. Jones year prior to the effective date of termination. Mr. Jones has the right to terminate the Consulting Agreement by giving written notice to the Company three months prior to the proposed termination date, provided, however, the Mr. Jones is required to provide an additional three months of transition services to the Company upon reasonable request by the Company. The Consulting Agreement specifies an annual base retainer compensation of $180,000 per year, which was subsequently increased to $200,000 per year in February 2011 and to $210,000 per year in April 2012. In January 2013 Mr. Jones annual retainer was increased to $250,000 per year. Mr. Jones is also eligible to receive an annual cash bonus based on the achievement of certain performance metrics with a target of 30% of his base retainer. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the CEO of the Company and approved by the Board of Directors.

The Company also agreed that it would issue to Mr. Jones a warrant to purchase 450,000 shares of the Company’s common stock. The warrant has a) a seven year term, b) an exercise price of $1.50 per share, c) the ability to do a cashless net exercise, and d) a vesting schedule as follows:

i)	225,000 of such warrant shares vested immediately which included recognition for cumulative achievements for the Company by Mr. Jones; and

ii)	112,500 of such warrant shares vest according to the passage of time, with 4,687 warrant shares vesting on the last day of each calendar month for twenty-three (23) months, beginning with the month ended May 31, 2011 and continuing until the month ending March 31, 2012 and 4,699 warrant shares vest on April 30, 2012 so long as Consultant continues to provide services to the Company pursuant to this Agreement or any successor agreement.

iii)	112,500 of such warrant shares vested based on the Company meeting certain financial goals.

As of December 31, 2012 all 450,000 warrants were fully vested.

The Consulting Agreement also provides that the vesting schedule of such warrant shall also specify that any unvested warrant shares shall vest upon the occurrence of a change of control.

Gulf Pointe Capital Lease Agreement

On September 30, 2008, we entered into a master lease agreement (the “Master Lease”) with Gulf Pointe Capital, LLC (“Gulf Pointe”) which provided for $130,000 of lease financing after it was determined that the lease facility with Leasing Technologies, Inc. would not allow for the leasing of certain used and other types of equipment. Three members of our Board of Directors at the time we entered into the Master Lease, Steven Jones, Peter Petersen and Marvin Jaffe, were affiliated with Gulf Pointe and recused themselves from both sides of all negotiations concerning this transaction. The terms under this lease are consistent with the terms of our other lease arrangements and provided for the sale/leaseback of approximately $130,000 of used laboratory equipment. The lease had a 30 month term and called for monthly payments of $5,155. In consideration for entering into the Master Lease, the Company issued 32,475 common stock warrants to Gulf Pointe with an exercise price of $1.08 and a five year term. The warrants were valued at approximately $11,000 using the Black-Scholes option pricing model. This first lease schedule under the master lease agreement was completed in July 2012, and the Company elected to exercise its end of lease option to purchase the equipment for $16,887.

On February 9, 2009, we amended our Master Lease with Gulf Pointe to increase the maximum size of the facility to $250,000 and entered into a second schedule under the Master Lease for the sale/leaseback of approximately $118,000 of used laboratory equipment. This second lease had a 30 month term at the same lease rate factor per month as the first lease, which equates to monthly payments of $4,690. As part of this amendment, we terminated the original warrant agreement dated September 30, 2009 and replaced it with a new warrant to purchase 83,333 shares of our common stock. Such new warrants have a five year term, an exercise price of $0.75 per share and the same vesting schedule as the original warrants. The replacement warrants were valued using the Black-Scholes option pricing model and the value did not materially differ from the valuation of the original warrants they replaced. This second lease schedule was completed in December 2012, and the Company elected to exercise its end of lease option to purchase the equipment for $13,039.

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

Independent Directors

We believe that Dr. Dent, Mr. Johnson, Mr. Hipp and Mr. Robison are considered to be “independent” as that term is defined by NASDAQ Listing Rule 5605(a)(2).

The Audit Committee is comprised of Mr. Johnson, Dr. Dent and Mr. Hipp. Under the more stringent rules for the composition of Audit Committee members set forth in NASDAQ Listing Rule 5605(c)(2), we believe that Mr. Johnson, Dr. Dent and Mr. Hipp are considered to be “independent”. Mr. Hipp is the chair of the Audit Committee.

The Compensation Committee is comprised of Mr. Robison, Mr. Johnson, and Dr. Dent, all of whom we believe are “independent” as that term is defined by NASDAQ Listing Rule 5605(a)(2). Mr. Robison is the chair of the Compensation Committee.

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

Summarized below is the aggregate amount of various professional fees billed by our principal accountants Kingery and Crouse, P.A. with respect to our last two fiscal years:

	2012	2011
Audit fees	$144,933	$104,879
Audit Related Fees	—	—
Tax Fees	$—	—
All other fees	14,745	9,500

All audit fees are approved by our Audit Committee and Board of Directors, and are limited to services provided on the Company’s annual and quarterly reports filed with the Securities and Exchange Commission (the “SEC”). Audit related fees are fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are not included under “audit fees.” Tax fees include those related to tax compliance, tax advice and tax planning. All other fees consist primarily of services performed related to other SEC filings and related correspondence.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, including the estimated fees and other terms of any such engagement.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K

Exhibit No.	Description of Exhibit	Location

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on February 10, 1999

3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2002	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.4	Amended and Restated Bylaws	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, as filed with the SEC on May 14, 2009

4.1	Amended and Restated Equity Incentive Plan effective as of March 3, 2009	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

4.2	Warrant Agreement dated January 6, 2012 between NeoGenomics, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

4.3	Stock Option Agreement between NeoGenomics, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.1	Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.2	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.3	Guaranty of NeoGenomics, Inc., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.4	Stock Pledge Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.5	Warrant Agreement issued to Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.6	Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.7	Amended and Restated Shareholders’ Agreement dated March 23, 2005 among NeoGenomics, Inc., a Nevada corporation, Michael Dent, Aspen Select Healthcare, LP, John Elliot, Steven Jones and Larry Kuhnert	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on November 28, 2008

10.8	Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.9	Registration Rights Agreement with Cornell Capital Partners, L.P. related to the Standby Equity Distribution dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.10	Placement Agent Agreement with Spartan Securities Group, Ltd., related to the Standby Equity Distribution dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.11	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.12	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.13	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.14	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.15	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.16	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.17	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.18	Agreement with Power3 Medical Products, Inc. regarding the Formation of Joint Venture & Issuance of Convertible Debenture and Related Securities	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC on April 2, 2007

10.19	Securities Purchase Agreement, dated April 17, 2007, by and between NeoGenomics, Inc. and Power3 Medical Products, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, as filed with the SEC on May 15, 2007

10.20	Convertible Debenture, dated April 17, 2007, issued by Power3 Medical Products, Inc. to NeoGenomics, Inc. in the principal amount of $200,000	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, as filed with the SEC on May 15, 2007

10.21	Letter Agreement, by and between NeoGenomics, Inc. and Noble International Investments, Inc.	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.22	Subscription Documents	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.23	Investor Registration Right Agreement	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.24†	Revolving Credit and Security Agreement, dated February 1, 2008, by and between NeoGenomics, Inc., a Nevada corporation, NeoGenomics, Inc., a Florida corporation, and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.25	Employment Agreement, dated March 12, 2008, between NeoGenomics, Inc. and Mr. Robert P. Gasparini	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.26	Employment Agreement, dated June 24, 2008, between NeoGenomics, Inc. and Mr. Jerome Dvonch	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.27	Common Stock Purchase Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.28	Registration Rights Agreement, dated November 5, 2008, between NeoGenomics,	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the

	Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	quarterly period ended September 30, 2008, filed November 7, 2008

10.29	Master Lease Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Florida corporation, and Leasing Technologies International Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.30	Guaranty Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Leasing Technologies International, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.31	First Amendment to Revolving Credit and Security Agreement, dated November 3, 2008, among NeoGenomics, Inc., a Florida corporation, NeoGenomics, Inc., a Nevada corporation, and CapitalSource Finance LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.32	Employment Agreement, dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.33	Subscription Agreement dated March 16, 2009 between the Douglas M. VanOort Living Trust and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.34	Warrant Agreement dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.35†	Second Amendment to Revolving Credit and Security Agreement, dated April 14, 2009, among NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.36	Common Stock Purchase Agreement, dated July 24, 2009, between NeoGenomics, Inc. and Abbott Laboratories	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.37	Registration Rights Agreement dated July 24, 2009 between NeoGenomics, Inc. and Abbott Laboratories	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 30, 2009

10.38	Employment Letter dated July 22, 2009 between NeoGenomics, Inc. and Grant Carlson	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.39†	Strategic Supply Agreement dated July 24, 2009, between NeoGenomics Laboratories, Inc. and Abbott Molecular Inc.	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on

February 17, 2011

10.40	Amended and Restated Employment Agreement dated October 28, 2009 between NeoGenomics, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2009

10.41	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and George Cardoza	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.42	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and Jack G. Spitz	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.43	Third Amendment to Revolving Credit and Security Agreement dated March 26, 2011 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 29, 2010

10.44†	Amended and Restated Revolving Credit and Security Agreement dated April 26, 2011 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.45	Consulting Agreement dated May 3, 2011 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 4, 2010

10.46	Warrant Agreement dated May 3, 2011 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 4, 2010

10.47	Offer Letter between NeoGenomics Laboratories, Inc. and Marydawn Miller dated June 16, 2011	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.48	Offer Letter between NeoGenomics Laboratories, Inc. and Mark Smits dated July 26, 2011	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2010

10.49	Master Lease Agreement dated September 9, 2012 between the Company and Garic, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, as filed with the SEC on October 25, 2011

10.50	Medical Services Agreement dated January 6, 2012 between Albitar Oncology Consulting, LLC and NeoGenomics Laboratories, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.51	Letter Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.52	Confidentiality and Non-Competition Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.53	Confidentiality, Title to Work Product and Non-Solicitation Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.54	Master License Agreement, dated January 6, 2012, between NeoGenomics Laboratories, Inc. and Health Discovery Corporation	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.55	Stock Option Agreement, dated February 14, 2012, between NeoGenomics Laboratories, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on march 12, 2012

10.56	Second Amendment to Amended and Restated Credit and Security Agreement dated January 25, 2013 between NeoGenomics Laboratories, Inc. and CapitalSource Finance LLC.	Provided herewith

14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 20, 2011

21.1	Subsidiaries of NeoGenomics, Inc.	Provided herewith

23.1	Consent of Kingery & Crouse, P.A.	Provided herewith

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders Equity (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

Date: February 21, 2013	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Douglas M. VanOort Douglas M. VanOort	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 21, 2013

/s/ Robert P. Gasparini Robert P. Gasparini	Chief Scientific Officer and Director	February 21, 2013

/s/ Steven C. Jones Steven C. Jones	Executive Vice President, Finance and Director	February 21, 2013

/s/ George A. Cardoza George Cardoza	Chief Financial Officer (Principal Financial Officer)	February 21, 2013

/s/Edwin F. Weidig III Edwin F. Weidig III	Director of Finance (Principal Accounting Officer)	February 21, 2013

/s/ Michael T. Dent Michael T. Dent, M.D.	Director	February 21, 2013

/s/ Kevin C. Johnson Kevin C. Johnson	Director	February 21, 2013

/s/ William J. Robison William J. Robison	Director	February 21, 2013

/s/ Raymond R. Hipp Raymond R. Hipp	Director	February 21, 2013