Form 10-Q
period 2013-03-31
NEOGENOMICS INC
filed 2013-05-13
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

As of May 6, 2013, the registrant had 48,704,038 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiary, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories” or the “Subsidiary”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 21, 2013.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,628	$1,868
Accounts receivable (net of allowance for doubtful accounts of $3,615 and $3,002 respectively)	15,628	14,034
Inventories	1,646	1,859
Other current assets	841	820

Total current assets	22,743	18,581

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $11,279 and $10,289 respectively)	8,045	8,607

INTANGIBLE ASSETS (net of accumulated amortization of $238 and $182, respectively)	2,744	2,800
OTHER ASSETS	84	83

TOTAL ASSETS	$33,616	$30,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,925	$3,611
Accrued compensation	1,889	2,808
Other accrued expenses and liabilities	662	669
Short-term portion of equipment capital leases	2,283	2,212
Revolving credit line	4,190	8,458

Total current liabilities	11,949	17,758

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	2,837	3,097

TOTAL LIABILITIES	14,786	20,855

Commitments

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 48,685,947 and 45,280,280 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	49	45
Additional paid-in capital	41,349	31,742
Accumulated deficit	(22,568)	(22,571)

Total stockholders’ equity	18,830	9,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,616	$30,071

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012

NET REVENUE	$15,657	$15,160

COST OF REVENUE	8,411	8,016

GROSS MARGIN	7,246	7,144

OPERATING EXPENSES
General and administrative	4,175	3,750
Research and development	835	497
Sales and marketing	1,931	2,036

Total operating expenses	6,941	6,283

INCOME FROM OPERATIONS	305	861

INTEREST INCOME (EXPENSE) - NET	(285)	(258)

INCOME BEFORE INCOME TAXES	20	603

INCOME TAXES	17	—

NET INCOME	$3	$603

NET INCOME PER SHARE
- Basic	$0.00	$0.01
- Diluted	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- Basic	46,264	44,697
- Diluted	50,923	47,424

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3	$603
Adjustments to reconcile net income to net cash used in operating activities:
Provision for bad debts	741	839
Amortization of intangibles	56	14
Depreciation of property and equipment	990	749
Amortization of debt issue costs	12	9
Stock-based compensation – options	254	105
Stock-based compensation – warrants and restricted stock	189	46
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(2,335)	(3,628)
(Increase) decrease in inventories	214	(109)
(Increase) decrease in other current assets	(35)	7
Increase (decrease) in accounts payable and other liabilities	(1,419)	300

NET CASH USED IN OPERATING ACTIVITIES	(1,330)	(1,065)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	—	(1,037)
Purchases of property and equipment	(239)	(277)

NET CASH USED IN INVESTING ACTIVITIES	(239)	(1,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	—	200
Advances (repayments) on credit facility, net	(4,268)	2,788
Repayments of capital leases	(570)	(555)
Issuance of common stock and warrants for cash, net of transaction costs	9,167	74

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,329	2,507

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,760	128
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,868	2,628

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,628	$2,756

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$274	$250

Income taxes paid	$17	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$381	$1,174

Non-cash intangible asset purchase	$—	$1,945

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 21, 2013.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company prepares its consolidated financial statements in conformity with GAAP. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these consolidated financial statements include, but are not limited to, those related to revenues, accounts receivable and related allowances, contingencies, useful lives and recovery of long-term assets, income taxes, and the fair value of stock-based compensation. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D expenses consist of cash and equity compensation and benefits for R&D personnel, amortization of intangibles, related supplies, inventory and payment for samples to complete validation studies. These expenses were incurred to develop new genetic tests.

Intangible Assets

The Company’s intangible assets are related to our license agreement with Health Discovery Corporation. The intangible assets were valued at fair value based as we acquired the assets in an arms-length transaction. We present intangible assets net of accumulated amortization in our financial statements. We have three classes of intangible assets and each class of intangible assets is amortized over its estimated service period from service date through the weighted average patent expiration date of each class of patents or the period of economic benefit. We continually review the estimated pattern in which the economic benefits will be consumed and adjust the amortization period and our pattern to match our estimate.

The Company evaluates the possible impairment of its intangibles assets under the provisions of FASB codification 350-30-35. The Company reviews the recoverability of its long-lived assets if events or changes in circumstances indicate the assets may be impaired. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. No impairment loss has been recognized as of March 31, 2013.

Concentrations of Credit Risk

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to whom the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the three months ended March 31, 2013, all of the affiliated client office locations from an oncology practice combined represented approximately 14.3% of our revenue compared to 18.0% of revenue for the three months ended March 31, 2012. All other clients were less than 5% of total revenue individually.

Net Income Per Common Share

We compute net income per share in accordance with ASC Topic 260 Earnings Per Share. Under the provisions of ASC 260, basic net income per share is computed using the treasury method by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the applicable period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and warrants.

Income Taxes

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

We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions. We follow a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax or tax benefit that has a greater than 50% likelihood of being recognized or realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements. During the three months ended March 31, 2013 we recognized approximately $17,000 in income tax expense, which primarily resulted from payment of taxes to various states with minimum income tax requirements as well as the federal alternative minimum corporate tax.

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

For each Test Period, measured as of the last day of each calendar month ending on or after December 31, 2012, Collections of Accounts of Borrowers collectively shall not be less than the Cash Velocity Percentage of Borrowers net revenue for the Revenue Period less the bad debt expense recognized on the income statement for such Revenue Period.

b)	Added the following definition to the definitions set forth in such Annex in the appropriate alphabetic order:

“Cash Velocity Percentage” means (a) 80% for the period beginning December 31, 2012 and ending on March 31, 2013 and (b) 87.5% at all other times.

We paid Capital Source a commitment fee of $10,000 in connection with the Second Amendment.

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month. At March 31, 2013, the effective rate of interest was 5.25% and the available credit under the Credit Facility was approximately $5.8 million and the outstanding borrowing was $4.2 million after netting compensating cash on hand.

NOTE D — INTANGIBLE ASSETS

Intangible assets as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	Weighted Average Amortization Period	March 31, 2013
		COST	Accumulated Amortization	Net

Support Vector Machine (SVM) technology	108 months	$500	$70	$430

Laboratory developed test (LDT) technology	164 months	$1,482	$108	$1,374

Flow Cytometry and Cytogenetics technology	202 months	$1,000	$60	$940

Total		$2,982	$238	$2,744

	Weighted Average Amortization Period	December 31, 2012
		COST	Accumulated Amortization	Net

Support Vector Machine (SVM) technology	108 months	$500	$56	$444

Laboratory developed test (LDT) technology	164 months	$1,482	$81	$1,401

Flow Cytometry and Cytogenetics technology	202 months	$1,000	$45	$955

Total		$2,982	$182	$2,800

We recorded approximately $56,000 and $14,000 in straight-line amortization expense of intangibles for the three months ended March 31, 2013 and 2012, respectively, as a research and development expense in the consolidated statement of operations. We will record all amortization of intangibles in that category until the time that we have products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2013 is as follows (in thousands):

Year Ending December 31,
Remainder of 2013	$167
2014	223
2015	223
2016	223
2017	223
2018	223
Thereafter	1,462

Total	$2,744

NOTE E — EARNINGS PER SHARE (in thousands, except EPS)

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the applicable period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and warrants. Calculations of net income per share are done using the treasury stock method.

The following table provides the computation of basic and diluted earnings per share for the three month periods ending March 31, 2013 and 2012.

	Three Months Ended March 31,
(in thousands, except EPS)	2013	2012

Net income	$3	$603

Basic weighted average shares outstanding	46,264	44,697
Effect of potentially dilutive securities	4,659	2,727

Diluted weighted average shares outstanding	50,923	47,424

Basic EPS	$0.00	$0.01

Diluted EPS	$0.00	$0.01

For the three months ended March 31, 2013, 5,000 outstanding options and no warrants excluded from the calculation of diluted earnings per share due to anti-diluted affects.

NOTE F — EQUITY

Public Offering of Common Stock

In March 2013, the Company completed an offering of 3,322,500 shares of registered common stock, at a price of $3.00 per share, for gross proceeds of $10.0 million. The Company received approximately $9.2 million in net proceeds after deducting underwriting fees and offering costs of approximately $0.8 million.

Stock Options

As of March 31, 2013, options to purchase 5,707,799 shares of our common stock were outstanding. The exercise prices of these options range from $0.25 to $3.20 per share.

Common Stock Warrants

As of March 31, 2013, warrants to purchase 1,358,333 shares of our common stock were outstanding. The exercise prices of these warrants range from $0.75 to $1.50 per share.

NOTE G — COMMITMENTS

During the three months ended March 31, 2013 we entered into a lease agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo Equipment Finance”) to lease approximately $200,000 of laboratory and computer equipment. The lease agreement has a five year term with a $1 buyout option at the end of the term and an interest rate of approximately 6% per year. We also entered into an Installment Payment Agreement with Wells Fargo Equipment Finance for the purchase of a new billing system for approximately $145,000. The agreement will convert upon final payment for completion of the system into a lease with a 36 month term with a $1 buyout option at the end of the term and an interest rate to be determined at the time of completion.

During the three months ended March 31, 2013 we also entered into lease schedules with several vendors for approximately $585,000 for the purchase of laboratory and computer equipment, some of which have yet to be delivered to us. The leases have a 36 month term with $1 buyout options at the end of the term and interest rates in the range between 10% and 13.5%.

NOTE H — OTHER RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013 and 2012, Steven C. Jones, a director of the Company, earned approximately $62,500 and $50,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $55,000 and $55,000 during the three months ended March 31, 2013 and 2012 as payment of his annual bonus compensation for the previous fiscal years, respectively.

END OF FINANCIAL STATEMENTS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as “NeoGenomics” or the “Company” in this Form 10-Q) is the registrant for SEC reporting purposes. Our common stock is quoted on the NASDAQ Capital Markets under the symbol “NEO.”

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

We are committed to being a leader in oncology testing, and thus we are also focused on innovation. Our goal is to develop new assays to help physician clients better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. During 2012, we introduced 29 new molecular tests, greatly expanding our molecular testing menu. During the first quarter of 2013, we introduced another 17 new molecular tests. We now believe that we have the most comprehensive molecular test menus of any laboratory in the United States. Molecular testing is a rapidly growing part of oncology testing, which allows us to determine specific subtypes of cancer, as well as predict responses to certain therapeutics by isolating certain genetic mutations in DNA and RNA. We also introduced a number of NeoTYPETM panels that combine multiple molecular tests into panels targeting specific types of cancer to help pathologists and oncologists determine cancer types on difficult cases. We use bi-directional sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitors because we are able to pick up mutations that other methods would not detect. We believe that we are well-positioned to capitalize on this rapidly growing area.

Our 10 color flow cytometry service offering launched in 2012 has been very well received as it provides approximately 60% more data than previous flow cytometry platforms and allows for better operating efficiencies. We believe we are the only cancer genetics laboratory in the United States to offer 10 color flow cytometry on a tech-only basis. In addition, we vastly improved our immunohistochemistry offering, brought up a new digital imaging platform and launched several new FISH tests including a very promising new test to aid in the diagnosis of Barrett’s Esophagus that we are offering on a semi-exclusive basis. We expect these new tests to drive substantial growth in 2013. We also expect to continue to make investments in R&D that will allow us commercialize a number of new and innovative genetic tests as we move forward.

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

By licensing this technology and combining the expertise that already existed at HDC with our expertise in genomics, proteomics and digital imaging, we believe we are well-positioned to begin developing innovative and proprietary new products. SVM-RFE techniques will allow us to combine and analyze data from genomics, proteomics and digital imaging to develop practical, cost-effective and reliable new assays. Using this technology, we believe we will be able to offer a whole line of advanced tests that will help physicians better manage the treatment options for cancer patients. We have prioritized the development of better tests for the diagnosis and prediction of clinical behavior in prostate cancer, pancreatic cancer, breast cancer, leukemia/lymphoma and other solid tumors as part of the License Agreement.

Competitive Strengths

Turnaround Times

We strive to provide industry leading turnaround times for test results to our clients nationwide. By providing information to physicians in a rapid manner, they can begin treating their patients as soon as possible. We believe our average 4-5 day turnaround time for our cytogenetics testing services, our average 3-4 day turnaround time for FISH testing services, our 5-7 day turnaround time for molecular testing and our average 1 day turnaround time for flow cytometry testing services are industry-leading benchmarks for national laboratories. Our consistent timeliness of results is a competitive strength and a driver of additional testing requests by our referring physicians. Quick turnaround times allow for the performance of other adjunctive tests within an acceptable diagnosis window in order to augment or confirm results and more fully inform treatment options. We believe that our rapid turnaround times are a key differentiator of NeoGenomics versus other national laboratories, and our clients often cite them as a key factor in their relationship with us.

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

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales representatives (“Territory Business Managers”) are organized into three regions (Northeast, Central and West). These sales representatives all utilize our custom Customer Relationship Management System to manage their territories, and we have integrated all of the important customer care functionality within our LIS into Salesforce.com so that our Territory Business Managers can stay informed of emerging issues and opportunities within their regions. As of March 31, 2013, we had 17 Territory Business Managers, four Oncology Business Development Managers, one Managed Care Specialist, and three Regional Managers.

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

As an example, the FDA approved a small molecule anti-therapy drug (Xalkori) that targets a mutation in the ALK gene for a small sub-set of patients with Non-Small Cell Lung Cancer (NSCLC). Between 50-61% of patients with an ALK gene rearrangement will respond to this therapy. To identify patients eligible for this specific small-molecule therapy, an FDA-approved FISH test that NeoGenomics and certain other laboratories offer, must be performed. This ALK FISH test is considered a companion diagnostic test and it is critical that this test be performed and the patient found to have an ALK mutation before therapy can be administered. Tests such as the ALK FISH test allow our clients to direct individualized treatments to each cancer patient in a timely manner. We are increasingly focused on developing similar predictive tests as part of our new product development pipeline. In the first quarter of 2013, we added an additional 17 new molecular tests to further advance our testing menu. In addition, we expanded our IHC menu and our digital pathology platform, complementary services we believe will help to drive future growth.

We are working with the technology we licensed from HDC to develop new proprietary cancer tests, streamline our workflow, and reduce our costs.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations for the Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

The following table presents the consolidated statements of operations as a percentage of revenue:

	For the Three months ended March 31.
	2013	2012
NET REVENUE	100%	100%
COST OF REVENUE	54%	53%

GROSS PROFIT	46%	47%

OPERATING EXPENSES:
General and administrative	27%	25%
Research and development	5%	3%
Sales and marketing	12%	13%

TOTAL OPERATING EXPENSES	44%	41%

INTEREST (INCOME) EXPENSE, NET	2%	2%

NET INCOME BEFORE INCOME TAX	0%	4%

INCOME TAXES	0%	0%

NET INCOME	0%	4%

Technical Component Grandfather Clause Expiration

On February 22, 2012, the Middle Class Tax Relief Act (“MCTRA”) was enacted. The MCTRA included a provision that specified that the Centers for Medicare and Medicaid Services (“CMS”) Technical Component Grandfather clause (“TC Grandfather”) would expire on June 30, 2012. The TC Grandfather clause had allowed independent laboratories like us to bill Medicare directly for the technical component of certain hospital in-patient and out-patient laboratory tests reimbursable off of the Medicare Physician Fee Schedule for hospitals that had a relationship with an independent pathology lab prior to July 22, 1999. As a result of this regulatory change, since being effective July 1, 2012, we are now required to bill hospitals directly for these technical component services. Our hospital clients, however, receive no incremental reimbursement for in-patient tests and only limited incremental reimbursement for out-patient tests. Thus, the expiration of the TC Grandfather clause created price competition in approximately 18% of our revenue base, where previously there had been none. We estimate that this resulted in a negative impact of approximately $1.3 million of revenue for the three months ended March 31, 2013 versus the three months ended March 31, 2012. This impact to revenue also directly impacted gross margin and net income. We believe that over time we can return to the gross margins we experienced before the TC Grandfather expiration as we continue to grow our business and improve the efficiencies of our laboratory operations as evidenced by the fact that our gross profit margin is only 1% lower for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The requirement to submit claims to our clients directly, instead of Medicare, has also had an impact on the time it takes for us to collect on the receivables for the tests in question. Medicare typically pays each claim filed within 3 to 4 weeks of filing, however, clients typically get billed only once a month for all claims, and the collection cycle time from clients is generally 30-90 days or more from the time they receive our bill. While we could bill Medicare on a daily basis, many of our Hospital clients want only one cumulative bill at the end of the month.

Revenue

Our revenue, requisition and test metrics for the three months ended March 31, 2013 and 2012 (in thousands, except test and requisition data) are as follows:

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	% Change

Requisitions Received	20,604	16,934	21.7%
Number of Tests Performed	32,088	26,932	19.1%
Avg. # of Tests / Requisition	1.56	1.59	(2.1)%

Total Testing Revenue	$15,657	$15,160	3.3%
Average Revenue/Requisition	$760	$895	(15.1)%
Average Revenue/Test	$488	$563	(13.3)%

Our approximate 3.3% year-over-year revenue growth is a result of a broad based increase in the number of new clients resulting in a 19.1% increase in test volume. Our average revenue/test decrease of approximately 13.3% was primarily attributable to the expiration of the Medicare TC Grandfather clause. As a result of this regulatory change, effective July 1, 2012, we no longer are able to bill Medicare directly for the technical component of certain hospital in-patient and out-patient laboratory tests and now must bill our hospital clients directly for such services, and are often reimbursed at a lower rate than what we were previously receiving from Medicare. Average revenue per test and per requisition was also modestly impacted by an increasing proportion of lower average revenue molecular and immunohistochemistry tests in our testing mix.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested. Our cost of revenue, gross profit and test metrics for the three months ended March 31, 2013 and 2012 are as follows:

	For the three months ended March 31.
	2013	2012	Change	% Change
Cost of Revenue	$8,411,000	$8,016,000	$395,000	4.9%
Cost of Revenue as a % of revenue	53.7%	52.9%
Gross Profit	$7,246,000	$7,144,000	$102,000	1.4%
Gross Profit as a % of revenue	46.3%	47.1%
Average Cost of Revenue per Test	$262	$298	$(36)	(12.1)%
Average Gross Profit per Test	$226	$265	$(39)	(14.7)%

Overall cost of revenue increased in 2013 due to the large increases in our testing volumes. The decline in cost of revenue per test was the result of improved productivity in our laboratory, as we experienced an increase in the amount of tests processed per laboratory FTE (full time equivalent personnel). This was driven by improved capacity planning and utilization along with several process improvements in the laboratory. We also experienced a sharp reduction in test send-outs to other laboratories as a result of our expanded Molecular test services menu and a reduction in our contract labor due to our expanded medical staff. We also saw rapid growth in lower priced and lower cost molecular tests. We continue to focus on improving our laboratory operations in order to continue to drive further improvements in our cost per test. We have best practice teams in place in several laboratory areas and we are working with consultants to implement lean processes into our laboratories to further reduce our costs. We believe that we will continue to see a reduction in average cost per test in future periods based on the activities of our best practices teams.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the three months ended March 31.
	2013	2012	Change	% Change
Sales and marketing	$1,931,000	$2,036,000	$(105,000)	(5.2)
As a % of revenue	12.3%	13.4%

Sales and marketing expenses decreased approximately 5%, or $0.1 million to $1.9 million for the three months ended March 31, 2013 as compared to $2.0 million for the three months ended March 31, 2012, primarily due to reduced sales commissions.

We expect our overall sales and marketing expenses to increase modestly with increased test volumes in 2013, but remain stable as a percentage of revenue. We hired four additional sales representatives during the first quarter and anticipate growing our sales force further in 2013.

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

	For the three months ended March 31.
	2013	2012	Change	% Change
General and administrative	$4,175,000	$3,750,000	$425,000	11.3%
As a % of revenue	26.7%	24.7%

General and administrative expenses increased approximately 11%, or $0.4 million to $4.2 million for the three months ended March 31, 2013 as compared to $3.8 million for the three months ended March 31, 2012. The increase in general and administrative expenses is primarily a result of adding information technology and billing personnel to support the increase in our testing volumes as well as increased health insurance costs and increased depreciation on fixed assets.

Bad debt expense decreased by approximately 11.7%, or approximately $98,000 to $741,000 for the three months ended March 31, 2013 as compared to approximately $839,000 for the three months ended March 31, 2012. This decrease was primarily the result of having much more client billing in our overall payor mix related to the expiration of the Medicare TC Grandfather Clause which typically has less bad debt associated with it than with insurance billing. This decline also resulted from having a greater number of managed care contracts in place as of March 31, 2013 with more insurance companies than at March 31, 2012.

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

Research and Development Expenses

Research and development (R&D) expenses relate to the cost of developing new proprietary and non-proprietary genetic tests. Our R&D team has been behind the expansion in our molecular testing menu which has enabled us to sharply reduce our send-out testing. R&D expenses consist of payroll for our R&D staff, supplies cost, stock compensation expense, as well as cost related to our licensing agreement with Health Discovery Corporation, including amortization of the licensed technology.

	For the three months ended March 31.
	2013	2012	Change	% Change
Research and development	$835,000	$497,000	$338,000	67.8%
As a % of revenue	5.3%	3.3%

Research and development expenses increased approximately 68%, or $338,000 to $835,000 for the three months ended March 31, 2013 as compared to approximately $497,000 for the three months ended March 31, 2012. The increase in research and development expenses is primarily a result of $298,000 of incremental stock compensation expense for non-employee stock options and warrants as a result of the 58% increase in our stock price during the three months ended March 31, 2013.

We expect our research and development expenses in future quarters to decline from the level of our expenses incurred for the three months ended March 31, 2013, as variable stock compensation should stabilize.

Other Income (Expense)

Other income and (expense) primarily consists of the interest expense we incur on our borrowing arrangements (primarily comprised of interest paid and payable on advances under our revolving credit facility with Capital Source and interest paid on capital lease obligations) offset by the interest income we earn on cash deposits. Net interest expense increased by approximately $27,000 from approximately $258,000 in for the three months ended March 31, 2012 to $285,000 for the three months ended March 31, 2013, reflecting higher borrowings, particularly related to our revolving credit facility and capital lease obligations as we acquired additional equipment to support our increasing testing volumes.

Net Income

As a result of the foregoing, we reported net income of $3,000 or $0.00/share, for the three months ended March 31, 2013 as compared to a net income of $603,000 or $0.01/share, for the three months ended March 31, 2012.

Non-GAAP Measures

“Adjusted EBITDA” is defined by NeoGenomics as net income from continuing operations before (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation and warrant amortization expense and (v) other extraordinary or non-recurring charges. NeoGenomics believes that Adjusted EBITDA provides a more consistent measurement of operating performance and trends across reporting periods by excluding these cash and non-cash items of expense not directly related to ongoing operations from income. Adjusted EBITDA also assists investors in performing analysis that is consistent with financial models developed by research analysts.

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

The following is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA for the three months ending March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012

Net income (Per GAAP)	$3,000	$603,000

Adjustments to Net Income:
Interest expense (income), net	285,000	258,000
Amortization of intangibles	56,000	14,000
Depreciation of property and equipment	990,000	749,000
Income taxes	17,000	—

EBITDA (non-GAAP)	1,350,000	1,624,000

Further Adjustments to EBITDA:
Non-cash stock-based compensation	444,000	151,000

Adjusted EBITDA (non-GAAP)	$1,794,000	$1,775,000

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

The following tables present the dollars and percentage of the Company’s gross accounts receivable from customers outstanding by aging category at March 31, 2013 and December 31, 2012:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

March 31, 2013

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$2,602,683	14%	$1,705,527	9%	$1,531,801	8%	$997,136	5%	$1,056,919	5%	$7,894,066	41%
Commercial Insurance	1,107,150	6%	823,818	4%	804,455	4%	496,754	3%	3,221,319	17%	6,453,496	34%
Medicaid	51,337	0%	53,492	0%	57,736	1%	35,073	0%	324,336	2%	521,974	3%
Medicare	860,792	4%	660,144	4%	439,715	2%	252,130	1%	1,559,457	8%	3,772,238	19%
Private Pay	—	0%	5,082	0%	2,751	0%	13,298	0%	14,537	0%	35,668	0%
Unbilled Revenue	564,855	3%	—	0%	—	0%	—	0%	—	0%	564,855	3%

Total	$5,186,817	27%	$3,248,063	17%	$2,836,458	15%	$1,794,391	9%	$6,176,568	32%	$19,242,297	100%

December 31, 2012

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$2,481,019	15%	$1,903,574	11%	$1,824,849	11%	$660,358	4%	$517,784	3%	$7,387,584	44%
Commercial Insurance	913,997	5%	789,529	5%	714,336	4%	590,288	3%	2,496,344	15%	5,504,494	32%
Medicaid	27,664	0%	33,094	0%	59,349	0%	46,358	0%	326,838	3%	493,303	3%
Medicare	836,619	5%	541,790	3%	451,912	3%	291,509	2%	1,350,217	7%	3,472,047	20%
Private Pay	—	0%	8,194	0%	17,339	0%	—	0%	287	0%	25,820	0%
Unbilled Revenue	152,253	1%	—	0%	—	0%	—	0%	—	0%	152,253	1%

Total	$4,411,552	26%	$3,276,181	19%	$3,067,785	18%	$1,588,513	9%	$4,691,470	28%	$17,035,501	100%

The following table represents our allowance balances at each balance sheet date presented and that allowance as a percentage of gross accounts receivable:

	March 31,	December 31,
	2013	2012	Change
Allowance for doubtful accounts	$3,615,000	$3,002,000	$613,000
As a % of total accounts receivable	18.8%	17.6%

At March 31, 2013 our allowance for doubtful accounts increased $613,000 as compared to December 31, 2012. The increase is attributed to the overall increase in our accounts receivable balance. As a percentage of total accounts receivable the allowance for doubtful accounts increased to 18.8% at March 31, 2013 from 17.6% at December 31, 2012. The increase in the allowance for doubtful accounts as of March 31, 2013 is primarily the result of the 4% increase of accounts receivable aged greater than 120 days which are reserved for at a higher percentage.

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2013 and 2012 as well as the period ending cash and cash equivalents and working capital.

	For the three months ended March 31.
	2013	2012
Net cash provided by (used in):
Operating activities	$(1,330,000)	$(1,065,000)
Investing activities	(239,000)	(1,314,000)
Financing activities	4,329,000	2,507,000

Net increase in cash and cash equivalents	2,760,000	128,000
Cash and cash equivalents, beginning of period	1,868,000	2,628,000

Cash and cash equivalents, end of period (1)	$4,628,000	$2,756,000

Working Capital (2), end of period	$10,794,000	$1,239,000

(1)	Excludes restricted cash of $0.3M at March 31, 2012.
(2)	Defined as current assets - current liabilities.

Our net cash used in operating activities is driven primarily by increases in our accounts receivable balance. Our accounts receivable balance usually increases significantly in the first quarter as most patients have not yet reached their deductible limits for the year, which results in an increased amount of billing and collection activity with individual patients. In addition, during the first quarter of 2013, Medicare changed how molecular tests are billed and how they are reimbursed. This is causing delays in Medicare payments, as well as payments from many commercial insurance companies that are waiting to see how Medicare is going to handle the new molecular changes.

In addition, the first quarter is when we pay our incentive bonuses, and this payout typically reduces our first quarter cash flow. Finally our first quarter cash flow was impacted by the fact that we had seven payrolls, while other quarters can have six payrolls. This additional payroll impacts the cash flow in the quarter with the extra payroll.

We have also used approximately $239,000 in cash to purchase or develop property and equipment during the first quarter of 2013.

Our cash provided from financing activities for the three months ended March 31, 2013 consisted primarily of net cash proceeds (after costs) of $9.2 million from the equity raise we completed in the first quarter of 2013 partially offset by the partial pay-down on our revolving credit facility with Capital Source.

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

2. Minimum Cash Velocity

For each Test Period, measured as of the last day of each calendar month ending on or after December 31, 2012, Collections of Accounts of Borrowers collectively shall not be less than the Cash Velocity Percentage of Borrowers net revenue for the Revenue Period less the bad debt expense recognized on the income statement for such Revenue Period.

b)	Added the following definition to the definitions set forth in such Annex in the appropriate alphabetic order:

“Cash Velocity Percentage” means (a) 80% for the period beginning December 31, 2012 and ending on March 31, 2013 and (b) 87.5% at all other times.

We paid Capital Source a commitment fee of $10,000 in connection with the Second Amendment.

As of March 31, 2013 we are in compliance with all covenants to the Credit Facility.

In March 2013, the Company completed an offering of 3,322,500 shares of registered common stock at a price of $3.00 per share, for gross proceeds of $10.0 million. The Company received approximately $9.2 million in net proceeds after deducting underwriting fees and offering costs of approximately $0.8 million.

We had over $10 million in cash on hand and borrowing capacity as of March 31, 2013. We had unrestricted cash on hand of $4.6 million as of March 31, 2013, and the available credit under the Credit Facility was approximately $5.8 million. The outstanding borrowing under our credit facility was $4.2 million after netting compensating cash on hand. As such, we believe we have adequate resources to meet our operating commitments.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $5.0 million to $6.0 million of additional capital equipment, software and leasehold improvements during the next year. We plan to fund these expenditures with capital lease financing arrangements, cash, and through bank loan facilities. If we are unable to obtain such funding, we will need to pay cash for these items.

Related Party Transactions

Consulting Agreements

During the three months ended March 31, 2013 and 2012, Steven C. Jones, a director of the Company, earned approximately $62,500 and $50,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $55,000 and $55,000 during the three months ended March 31, 2013 and 2012 as payment of his annual bonus compensation for the previous fiscal years, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business. No material proceedings were terminated during the quarter ended March 31, 2013.

ITEM 1A — RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this Item. However current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 21, 2013.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Second Amendment to Amended and Restated Credit and Security Agreement dated January 25, 2013 between NeoGenomics Laboratories, Inc. and CapitalSource Finance LLC. as incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 21, 2013.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2013	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Chairman and
Chief Executive Officer

	By:	/s/ George Cardoza
		Name:	George Cardoza
		Title:	Chief Financial Officer

	By:	/s/ Edwin F. Weidig III
		Name:	Edwin F. Weidig III
		Title:	Director of Finance and
Principal Accounting Officer