Form 10-Q
period 2013-06-30
NEOGENOMICS INC
filed 2013-08-02
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

As of July 29, 2013, the registrant had 48,890,106 shares of Common Stock, par value $0.001 per share outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

•	Our ability to implement our business strategy;

•	The expected reimbursement levels from governmental payers and private insurers and proposed changes to those levels;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,636	$1,868
Accounts receivable (net of allowance for doubtful accounts of $4,147 and $3,002 respectively)	16,005	14,034
Inventories	1,738	1,859
Other current assets	784	820

Total current assets	23,163	18,581

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $12,341 and $10,289, respectively)	8,437	8,607

INTANGIBLE ASSETS (net of accumulated amortization of $293 and $182, respectively)	2,689	2,800

OTHER ASSETS	170	83

TOTAL ASSETS	$34,459	$30,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,387	$3,611
Accrued compensation	2,291	2,808
Other accrued expenses and liabilities	631	669
Short-term portion of equipment capital leases	2,554	2,212
Revolving credit line	3,193	8,458

Total current liabilities	12,056	17,758

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	2,963	3,097

TOTAL LIABILITIES	15,019	20,855

COMMITTMENTS (Note H)
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 48,888,215 and 45,280,280 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	49	45
Additional paid-in capital	41,686	31,742
Accumulated deficit	(22,295)	(22,571)

Total stockholders’ equity	19,440	9,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,459	$30,071

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

NET REVENUE	$15,603	$15,611	$31,260	$30,771

COST OF REVENUE	8,446	8,244	16,857	16,261

GROSS PROFIT	7,157	7,367	14,403	14,510

OPERATING EXPENSES
General and administrative	4,064	4,066	8,239	7,816
Research and development	616	528	1,451	1,025
Sales and marketing	1,972	1,934	3,903	3,969

Total operating expenses	6,652	6,528	13,593	12,810

INCOME FROM OPERATIONS	505	839	810	1,700

INTEREST AND OTHER INCOME (EXPENSE) – NET	(232)	(288)	(517)	(546)

INCOME BEFORE TAXES	273	551	293	1,154

INCOME TAXES	—	—	17	—

NET INCOME	$273	$551	$276	$1,154

NET INCOME PER SHARE
- Basic	$0.01	$0.01	$0.01	$0.03

- Diluted	$0.01	$0.01	$0.01	$0.02

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING
- Basic	48,793	44,954	47,529	44,827

- Diluted	53,744	47,650	52,297	47,501

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$276	$1,154
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,387	1,735
Amortization of intangibles	111	70
Depreciation of property and equipment	2,052	1,605
Amortization of debt issue costs	24	19
Stock-based compensation – options	384	258
Stock-based compensation – warrants and restricted stock	262	84
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(3,360)	(5,168)
(Increase) decrease in inventories	121	(324)
(Increase) decrease in other current assets	12	98
(Increase) decrease in other assets	(87)	6
Increase (decrease) in accounts payable and other liabilities	(649)	479

NET CASH PROVIDED BY OPERATING ACTIVITIES	533	16

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	—	(1,013)
Purchases of property and equipment	(608)	(1,037)

NET CASH USED IN INVESTING ACTIVITIES	(608)	(2,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	—	200
Advances (payments) on credit facility, net	(5,264)	2,495
Repayment of capital leases	(1,194)	(1,104)
Issuance of common stock and warrants for cash, net of transaction expenses	9,301	381

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,843	1,972

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,768	(62)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,868	2,628

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,636	$2,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$495	$529

Income taxes paid	$17	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$1,402	$2,140

Non-cash intangible asset purchase	$—	$1,945

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013

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

The results of operations presented in this quarterly report on Form 10-Q is not necessarily indicative of the results of operations that may be expected for any future periods. In the opinion of management, these unaudited consolidated financial statements include all adjustments and accruals, consisting only of normal recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein.

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

Recoverability and Impairment of Long-Lived Assets

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. At June 30, 2013, we believe the carrying value of our long-lived assets is recoverable.

Concentrations of Credit Risk

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to whom the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the three months ended June 30, 2013, all of the affiliated client office locations from an oncology practice combined represented approximately 16.5% of our revenue compared to 15.3% of revenue for the three months ended June 30, 2012. For the six months ended June 30, 2013, all of the affiliated client office locations from this oncology practice combined represented approximately 15.4% of our revenue compared to 16.6% of revenue for the six months ended June 30, 2012. All other clients were less than 5% of total revenue individually.

Net Income Per Common Share

We compute net income per share in accordance with ASC Topic 260 Earnings Per Share. Under the provisions of ASC 260, basic net income per share is computed using the treasury stock method by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the applicable period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and warrants.

Income Taxes

Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different depreciation and amortization methods for intangibles and property and equipment, stock based compensation expense and the timing of recognition of bad debts.

We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions. We follow a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax or tax benefit that has a greater than 50% likelihood of being recognized or realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements. During the six months ended June 30, 2013 we recognized approximately $17,000 in income tax expense, which primarily resulted from payment of taxes to various states with minimum income tax requirements as well as the federal alternative minimum corporate tax.

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

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month. At June 30, 2013, the effective rate of interest was 5.25%, the available credit under the Credit Facility was approximately $6.8 million and the outstanding borrowing was $3.2 million after netting compensating cash on hand.

NOTE D — INTANGIBLE ASSETS

Intangible assets as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	Weighted Average Amortization Period	June 30, 2013
		COST	Accumulated Amortization	Net

Support Vector Machine (SVM) technology	108 months	$500	$84	$416

Laboratory developed test (LDT) technology	164 months	$1,482	$134	$1,348

Flow Cytometry and Cytogenetics technology	202 months	$1,000	$75	$925

Total		$2,982	$293	$2,689

	Weighted Average Amortization Period	December 31, 2012
		COST	Accumulated Amortization	Net

Support Vector Machine (SVM) technology	108 months	$500	$56	$444

Laboratory developed test (LDT) technology	164 months	$1,482	$81	$1,401

Flow Cytometry and Cytogenetics technology	202 months	$1,000	$45	$955

Total		$2,982	$182	$2,800

We recorded approximately $55,000 and $56,000 in straight-line amortization expense of intangibles for the three months ended June 30, 2013 and 2012, respectively, and approximately $111,000 and $70,000 in straight-line amortization expense of intangibles for the six months ended June 30, 2013 and 2012, respectively, as research and development expenses in the consolidated statement of operations. We will record all amortization of intangibles in that category until the time that we have products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2013 is as follows (in thousands):

Year Ending December 31,
Remainder of 2013	$112
2014	223
2015	223
2016	223
2017	223
2018	223
Thereafter	1,462

Total	$2,689

NOTE E — NET INCOME PER SHARE

The following table provides the computation of basic and diluted net income per share for the three and six month periods ending June 30, 2013 and 2012: (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$273	$551	$276	$1,154

Basic weighted average shares outstanding	48,793	44,954	47,529	44,827
Effect of potentially dilutive securities	4,951	2,696	4,768	2,674

Diluted weighted average shares outstanding	53,744	47,650	52,297	47,501

Basic net income per share	$0.01	$0.01	$0.01	$0.03

Diluted net income per share	$0.01	$0.01	$0.01	$0.02

For the three and six months ended June 30, 2013, 2,500 and 119,000 outstanding options were excluded from the calculation of diluted earnings per share due to anti-diluted affects as compared to 884,499 and 904,499 shares of options for the three and six months ended June 30, 2012 were excluded in the calculation of diluted earnings per share due to anti-diluted affects.

NOTE F — EQUITY

Public Offering of Common Stock

In March 2013, the Company completed an offering of 3,322,500 shares of registered common stock, at a price of $3.00 per share, for gross proceeds of $10.0 million. The Company received approximately $9.2 million in net proceeds after deducting underwriting fees and offering costs of approximately $0.8 million.

Stock Options

As of June 30, 2013, options to purchase 5,654,842 shares of our common stock were outstanding. The exercise prices of these options range from $0.25 to $3.98 per share.

Common Stock Warrants

As of June 30, 2013, warrants to purchase 1,358,333 shares of our common stock were outstanding. The exercise prices of these warrants range from $0.75 to $1.50 per share.

NOTE H — COMMITMENTS

During the six months ended June 30, 2013 we entered into a lease agreement with Wells Fargo Equipment Finance, Inc. (“Wells Fargo Equipment Finance”) to lease approximately $200,000 of laboratory and computer equipment. The lease agreement has a five year term with a $1 buyout option at the end of the term and an interest rate of approximately 6% per year.

During the first quarter of 2013, we also entered into an Installment Payment Agreement with Wells Fargo Equipment Finance for the purchase of a new billing system for approximately $145,000. During the three months ended June 30, 2013 we converted the Installment Payment Agreement into a lease agreement. The lease has a 36 month term with a $1 buyout option at the end of the term and an interest rate of approximately 5.5%. There will be a separate loan agreement for the final portion of the billing system when it is finished in the second half of 2013.

During the three and six months ended June 30, 2013 we also entered into lease schedules with several vendors for approximately $360,000 and $945,000 for the purchase of laboratory and computer equipment that we have received. The leases have a 36 month term with $1 buyout options at the end of the term and interest rates in the range between 4.5% and 13.5%.

During the three months ended June 30, 2013 we entered into lease schedules with several vendors for the purchase of approximately $1.3 million of laboratory equipment that we have not yet received. The leases have a 36 month term with $1 buyout options at the end of the term and interest rates in the range between 11.5% and 13.5%.

NOTE I — OTHER RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2013 and 2012, Steven C. Jones, a director of the Company, earned approximately $62,500 and $50,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. During the six months ended June 30, 2013 and 2012, Steven C. Jones, a director of the Company, earned approximately $125,000 and $100,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones received a $25,000 bonus for his work with respect to the $9.2 million equity raise during the three months ended June 30, 2013. Mr. Jones also received $80,000 and $55,000 during the six months ended June 30, 2013 and 2012 for his work on the equity raise described above and as payment of his annual bonus compensation for the previous fiscal years, respectively.

NOTE J — SUBSEQUENT EVENTS

On July 8, 2013 the Centers for Medicare and Medicaid Services (“CMS”) released a new proposed rulemaking entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule & Other Revisions to Part B for CY 2014”. This 652 page proposed rule contains a number of provisions that may adversely impact the level of reimbursement for a variety of tests for which NeoGenomics receives reimbursement from the Medicare program beginning in 2014. Among other things, CMS has proposed examining approximately 1,200 laboratory tests that appear on the Clinical Lab Fee Schedule (CLFS) over a period of five years to determine whether advances in technology may have reduced the cost of providing such tests and whether or not the level of reimbursement should be revised. NeoGenomics is currently performing cytogenetics and molecular testing which are reimbursed using CPT codes that fall on the CLFS. CMS has also proposed changing the methodology used to determine reimbursement rates for the technical component of certain tests reimbursed off of the Physician Fee Schedule (PFS). Among other provisions, CMS has proposed limiting the Relative Value Units (RVUs) ascribed to the Practice Expense component of their reimbursement formula for tests performed in “Non-Facilities” (which would include most clinical laboratories like NeoGenomics) to the RVUs that have been ascribed for the same procedures under the Hospital Outpatient Prospective Payment System, or the Ambulatory Payment Classification (APC) system which are used to reimburse “Facilities” (such as hospitals and ambulatory surgery centers). NeoGenomics is currently performing FISH, Flow Cytometry, Immunohistochemistry, and morphology testing, which may be impacted by this PFS rule change if it is enacted. CMS has not yet proposed any specific rates for CY 2014 and NeoGenomics is examining the potential impact that this type of rule change may have on its operations. CMS has asked for comments on the proposed rules until September 7, 2013, and we are in the process of preparing a comment letter with our feedback. We are also collaborating with the American Clinical Laboratory Association and the College of American Pathology to respond to the proposed rule. The final CLFS and PFS for CY 2014 are not expected to be issued until November 2013, and it is likely we will not know the rates for 2014 until that time. Although we are unable to quantify the impacts of the proposed rules at this time, if they are enacted without any changes, it will likely have a material adverse impact to NeoGenomics.

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

We are committed to being a leader in oncology testing, and thus we are also focused on innovation. Our goal is to develop new assays to help physician clients better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. During 2012, we introduced 29 new molecular tests, greatly expanding our molecular testing menu. During 2013, we have introduced 30 new molecular tests to our molecular testing menu. We now believe that we have the most comprehensive molecular test menus of any laboratory in the United States. Molecular testing is a rapidly growing part of oncology testing, which allows us to determine specific subtypes of cancer, as well as predict responses to certain therapeutics by isolating certain genetic mutations in DNA and RNA. We also introduced a number of NeoTYPETM panels that combine multiple molecular tests into panels targeting specific types of cancer to help pathologists and oncologists determine cancer types on difficult cases. We use bi-directional sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitors because we are able to pick up mutations that other methods would not detect. We believe that we are well-positioned to capitalize on this rapidly growing area.

Our 10 color flow cytometry service offering launched in 2012 has been very well received as it provides approximately 60% more data than previous flow cytometry platforms and allows for better operating efficiencies. We believe we are the only cancer genetics laboratory in the United States to offer 10 color flow cytometry on a tech-only basis. In addition, we vastly improved our immunohistochemistry offering, brought up a new digital imaging platform and launched several new FISH tests including a very promising new test to aid in the diagnosis of Barrett’s Esophagus that we are offering on a semi-exclusive basis. We expect these new tests to drive substantial growth in the future. We also expect to continue to make investments in R&D that will allow us commercialize a number of new and innovative genetic tests as we move forward.

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

Superior Testing Platforms

We use some of the most advanced testing platforms in the laboratory industry. Our 10 color flow cytometry platform was launched and we are the first national laboratory to offer this service on a tech-only basis. Most of our competitors only offer between 5 and 8 color Flow Cytometry testing. We believe that this allows us to provide more and better data to our clients, particularly when dealing with limited sample quantities. The use of bi-directional sequencing in our molecular testing allows us to detect multiple mutations which can be missed with single point mutation analysis. Many laboratories rely on more limited kits which only look at single points on a gene. Our automated FISH and Cytogenetics tools allow us to deliver the highest quality testing to our clients.

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

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales representatives (“Territory Business Managers”) are organized into three regions (Northeast, Central and West). These sales representatives all utilize our custom Customer Relationship Management System to manage their territories, and we have integrated all of the important customer care functionality within our LIS into Salesforce.com so that our Territory Business Managers can stay informed of emerging issues and opportunities within their regions. As of June 30, 2013, we had 16 Territory Business Managers, 3 Oncology Business Development Managers, one Managed Care Specialist, and three Regional Managers.

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

As an example, the FDA approved a small molecule anti-therapy drug (Xalkori) that targets a mutation in the ALK gene for a small sub-set of patients with Non-Small Cell Lung Cancer (NSCLC). Between 50-61% of patients with an ALK gene rearrangement will respond to this therapy. To identify patients eligible for this specific small-molecule therapy, an FDA-approved FISH test that NeoGenomics and certain other laboratories offer, must be performed. This ALK FISH test is considered a companion diagnostic test and it is critical that this test be performed and the patient found to have an ALK mutation before therapy can be administered. Tests such as the ALK FISH test allow our clients to direct individualized treatments to each cancer patient in a timely manner. We are increasingly focused on developing similar predictive tests as part of our new product development pipeline. In the first six months of 2013, we have added 30 new molecular tests to further advance our testing menu. In addition, we expanded our IHC menu and our digital pathology platform, complementary services we believe will help to drive future growth.

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

Results of Operations for the Three and Six Months Ended June 30, 2013 as Compared to the Three and Six Months Ended June 30, 2012

The following table presents the consolidated statements of operations as a percentage of revenue:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
NET REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF REVENUE	54.1%	52.8%	53.9%	52.8%

GROSS PROFIT	45.9%	47.2%	46.1%	47.2%

OPERATING EXPENSES:
General and administrative	26.0%	26.0%	26.4%	25.4%
Research and development	4.0%	3.4%	4.6%	3.3%
Sales and marketing	12.6%	12.4%	12.5%	12.9%

TOTAL OPERATING EXPENSES	42.6%	41.8%	43.5%	41.6%

INCOME FROM OPERATIONS	3.3%	5.4%	2.6%	5.6%

INTEREST AND OTHER INCOME (EXPENSE) – NET	(1.5)%	(1.9)%	(1.6)%	(1.8)%

NET INCOME BEFORE INCOME TAXES	1.8%	3.5%	1.0%	3.8%

INCOME TAXES	0.0%	0.0%	0.1%	0.0%

NET INCOME	1.8%	3.5%	0.9%	3.8%

Technical Component Grandfather Clause Expiration

On February 22, 2012, the Middle Class Tax Relief Act (“MCTRA”) was enacted. The MCTRA included a provision that specified that the Centers for Medicare and Medicaid Services (“CMS”) Technical Component Grandfather Clause (“TC Grandfather”) would expire on June 30, 2012. The TC Grandfather clause had allowed independent laboratories like us to bill Medicare directly for the technical component of certain hospital in-patient and out-patient laboratory tests reimbursable off of the Medicare Physician Fee Schedule for hospitals that had a relationship with an independent pathology lab prior to July 22, 1999. As a result of this regulatory change, since becoming effective July 1, 2012, we are now required to bill hospitals directly for these technical component services. Our hospital clients, however, receive no incremental reimbursement for in-patient tests and only limited incremental reimbursement for out-patient tests. Thus, the expiration of the TC Grandfather clause created price competition in approximately 18% of our revenue base, where previously there had been none. We estimate that this resulted in a negative impact of approximately $1.3 million of revenue for the three months ended June 30, 2013 versus the three months ended June 30, 2012. We estimate that this resulted in a negative impact of approximately $2.6 million of revenue for the six months ended June 30, 2013 versus the six months ended June 30, 2012. This impact to revenue also directly impacted gross margin and net income. We believe that over time we can return to the gross margins we experienced before the TC Grandfather expiration as we continue to grow our business and improve the efficiencies of our laboratory operations as evidenced by the fact that our gross profit margin is only approximately 1% lower for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The requirement to submit claims to our clients directly, instead of Medicare, has also had an impact on the time it takes for us to collect on the receivables for the tests in question. Medicare typically pays each claim filed within 3 to 4 weeks of filing, however, clients typically get billed only once a month for all claims, and the collection cycle time from clients is generally 30-90 days or more from the time they receive our bill. While we could bill Medicare on a daily basis, many of our hospital clients want only one cumulative bill at the end of the month.

Revenue

Supplemental Information on Customer Requisitions Received and Tests Performed

(in thousands, except test and requisition amount)

	For the three months ended June 30,			For the six months ended June 30,
	2013	2012	% Inc (Dec)	2013	2012	% Inc (Dec)

Requisitions Rec’d (cases)	20,875	18,561	12.5%	41,479	35,495	16.9%
Number of Tests Performed	32,519	28,846	12.7%	64,607	55,778	15.8%
Avg. # of Tests / Requisition	1.56	1.55	0.2%	1.56	1.57	(0.9)%

Total Testing Revenue	$15,603	$15,611	(0.1)%	$31,260	$30,771	1.6%
Avg Revenue/Requisition	$747	$841	(11.1)%	$754	$867	(13.1)%
Avg Revenue/Test	$480	$541	(11.3)%	$484	$552	(12.3)%

Our increase in test counts for the three and six months ended June 30, 2013 when compared to the three and six months ended June 30, 2012 was primarily the result of adding new client accounts. We have been able to gain market share due to our expanded testing menu and better service levels compared to other labs. Revenue remained flat for the three months ended June 30, 2013 when compared to the comparable period in 2012, but included an approximate $1.3 million revenue reduction related to the expiration of the TC Grandfather Clause last year and an approximate $0.3 million revenue reduction related to the reduction in the fee schedules for the Medicare molecular CPT codes in 2013. Revenue for the six months ended June 30, 2013 increased slightly when compared with the comparable period last year, but included an approximate $2.6 million reduction related to the expiration of the TC Grandfather Clause last year and approximate $0.45 million revenue reduction related to the reduction of Medicare molecular CPT codes in 2013. Testing volumes for the first six months of 2013 were up 15.8%, however overall unit price declined 12.3%. The price decline is primarily related to the expiration of the TC Grandfather clause. All of the office locations of a large oncology practice combined represented approximately 16.5% and 15.6% of our revenue for the three and six months ended June 30, 2013 compared to 15.4% and 16.6% of our revenue for the three and six months ended June 30, 2012.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested. Our cost of revenue, gross profit and test metrics for the three and six months ended June 30, 2013 and 2012 are as follows:

	For the three months ended June 30,			For the six months ended June 30,
	2013	2012	Change	2013	2012	Change
Cost of revenue	$8,446,000	$8,244,000	$202,000	$16,857,000	$16,261,000	$596,000
Cost of revenue as a % of revenue	54.1%	52.8%		53.9%	52.8%
Gross Profit	$7,157,000	$7,367,000	$(210,000)	$14,403,000	$14,510,000	$(107,000)
Gross Profit as a % of revenue	45.9%	47.2%		46.1%	47.2%
Cost of Revenue per Test	$260	$286	$(26)	$261	$292	$(31)
Gross Profit per Test	$220	$255	$(35)	$223	$260	$(37)

Overall cost of revenue increased due to the increases in our testing volumes. Cost as a percentage of revenue increased by 1.3 margin points for the three months ended June 30, 2013 and by 1.1 margin points for the six months ended June 30, 2013. The declines in average cost per test for these periods are a result of improved productivity in our laboratory, as we saw an increase in the amount of tests processed per laboratory FTE (full time equivalent). This was driven by improved capacity planning and utilization along with several process improvements in the laboratory. We also experienced a sharp reduction in test send-outs to other laboratories as a result of our expanded Molecular test services menu and a reduction in our contract labor due to our expanded medical staff. We have also been able to lower our supplies costs and improve supply utilization. We also saw rapid growth in lower priced and lower cost molecular tests. We continue to focus on improving our laboratory operations in order to continue to drive further improvements in our cost per test. We have best practice teams in place in several laboratory areas and we are working with consultants to implement lean processes into our laboratories to further reduce our costs. We believe that we will continue to see a reduction in average cost per test in future periods based on the activities of our best practices teams.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the three months ended June 30,			For the six months ended June 30,
	2013	2012	Change	2013	2012	Change
Sales and marketing	$1,972,000	$1,934,000	$38,000	$3,903,000	$3,969,000	$(66,000)
As a % of revenue	12.6%	12.4%		12.5%	12.9%

Sales and marketing expenses increased approximately 2%, or $38,000 for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 as a result of increased sales salaries and other sales costs from growing our sales team partially offset by decreased commissions. Sales and marketing expenses decreased approximately 2% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 as a result of decreases in commission and marketing costs partially offset by increases in salaries and sales related costs as a result of increasing our sales team in 2013.

We are expanding our sales force and are adding more sales representatives. We expect our overall sales and marketing expenses to increase modestly with increased test volumes in 2013. Our Sales and Marketing expenses will go up as a percentage of revenue for the rest of 2013.

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

	For the three months ended June 30,			For the six months ended June 30,
	2013	2012	Change	2013	2012	Change
General and administrative	$4,064,000	$4,066,000	$(2,000)	$8,239,000	$7,816,000	$423,000
As a % of revenue	26.0%	26.0%		26.4%	25.4%

General and administrative expenses were flat for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. General and administrative expenses increased approximately 5.4% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase in general and administrative expenses is primarily a result of adding information technology and billing personnel to support the increase in our testing volumes as well as increases in professional and corporate fees and travel expenses partially offset by decreases in bad debt expense.

Bad debt expense decreased by approximately 27.9%, or approximately $250,000 to $645,000 for the three months ended June 30, 2013 as compared to approximately $895,000 for the three months ended June 30, 2012. This decrease was primarily a result of the changes related to the TC Grandfather Clause expiration and the fact that we have more client bill (typically Hospitals or Pathology Groups) accounts receivable which has a much lower bad debt rate than other categories. Bad debt expense decreased by approximately 20%, or approximately $348,000 to $1,387,000 for the six months ended June 30, 2013 as compared to approximately $1,735,000 for the six months ended June 30, 2012 as a result of changes related to the TC Grandfather Clause expiration and the fact that we have more client bill accounts receivable which have a much lower bad debt rate than other payer categories.

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

	For the three months ended June 30,			For the six months ended June 30,
	2013	2012	Change	2013	2012	Change
Research and development	$616,000	$528,000	$88,000	$1,451,000	$1,025,000	$426,000
As a % of revenue	4.0%	3.4%		4.6%	3.3%

Research and development expenses increased approximately 16.7% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Research and development expenses increased approximately 41.6% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase in research and development expenses is primarily a result of $68,000 and $238,000 of incremental stock compensation expense for non-employee stock options and warrants for the three and six months ended June 30, 2013.

We expect our research and development expenses in future quarters to increase modestly from the level of our expenses incurred for the three months ended June 30, 2013. We are investing more into R&D to develop new proprietary tests for our laboratory.

Interest and Other (Income) Expense

Interest and other (income) expense primarily consists of the interest expense we incur on our borrowing arrangements (primarily comprised of interest payable on advances under our revolving credit facility with Capital Source and interest paid on capital lease obligations) offset by the interest income we earn on cash deposits. Net interest expense decreased from approximately $288,000 for the three months ended June 30, 2012 to $232,000 for the three months ended June 30, 2013. Net interest expense decreased from approximately $546,000 in for the six months ended June 30, 2012 to $517,000 for the six months ended June 30, 2013. This reflects the impact of the pay down of our revolving credit facility in March 2013, after our equity raise.

Net Income

As a result of the foregoing, we reported net income of $273,000, or $0.01/share, for the three months ended June 30, 2013 as compared to a net income of $551,000, or $0.01/share, for the three months ended June 30, 2012. For the six months ended June 30, 2013 we reported net income of $276,000, or $0.01/share, as compared to a net income of $1,154,000, or $0.03/share, for the six months ended June 30, 2012.

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

The following is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA for the three and six months ending June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Net income (Per GAAP)	$273,000	$551,000	$276,000	$1,154,000

Adjustments to Net Income:
Interest expense (income), net	232,000	288,000	517,000	546,000
Income taxes	—	—	17,000	—
Amortization of intangibles	55,000	56,000	111,000	70,000
Depreciation and amortization	1,063,000	856,000	2,052,000	1,605,000

EBITDA	1,623,000	1,751,000	2,973,000	3,375,000

Further Adjustments to EBITDA:
Non-cash stock-based compensation	202,000	192,000	646,000	343,000

Adjusted EBITDA (non-GAAP)	$1,825,000	$1,943,000	$3,619,000	$3,718,000

Trade Accounts Receivable and Allowance for Doubtful Accounts

The following tables present the dollars and percentage of the Company’s gross accounts receivable from customers outstanding by aging category at June 30, 2013 and December 31, 2012:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

June 30, 2013

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$2,036,643	10%	$1,918,708	10%	$1,310,872	7%	$1,035,494	5%	$1,173,463	5%	$7,475,180	37%
Commercial Insurance	867,488	4%	780,526	4%	571,053	3%	598,429	3%	3,706,609	19%	6,524,105	32%
Medicaid	52,276	0%	101,484	1%	86,904	0%	64,880	0%	289,500	2%	595,044	3%
Medicare	866,620	5%	1,051,415	5%	455,570	2%	273,476	2%	2,113,734	10%	4,760,815	24%
Private Pay	—	0%	13,488	0%	5,455	0%	1,903	0%	21,464	0%	42,310	0%
Unbilled Revenue	754,367	4%	—	0%	—	0%	—	0%	—	0%	754,367	4%

Total	$4,577,394	23%	$3,865,621	19%	$2,429,854	12%	$1,974,182	10%	$7,304,770	36%	$20,151,821	100%

December 31, 2012

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$2,481,019	15%	$1,903,574	11%	$1,824,849	11%	$660,358	4%	$517,784	3%	$7,387,584	44%
Commercial Insurance	913,997	5%	789,529	5%	714,336	4%	590,288	3%	2,496,344	15%	5,504,494	32%
Medicaid	27,664	0%	33,094	0%	59,349	0%	46,358	0%	326,838	3%	493,303	3%
Medicare	836,619	5%	541,790	3%	451,912	3%	291,509	2%	1,350,217	7%	3,472,047	20%
Private Pay	—	0%	8,194	0%	17,339	0%	—	0%	287	0%	25,820	0%
Unbilled Revenue	152,253	1%	—	0%	—	0%	—	0%	—	0%	152,253	1%

Total	$4,411,552	26%	$3,276,181	19%	$3,067,785	18%	$1,588,513	9%	$4,691,470	28%	$17,035,501	100%

We have established allowances for doubtful accounts which are estimated based on the aging of accounts receivable within each payer category and our historical data on bad debts in these aging categories. In addition, the allowances are adjusted periodically for other relevant factors, including regularly assessing the state of our billing operations in order to identify issues which may impact the collectability of receivables or allowance estimates. Revisions to the allowances are recorded as an adjustment to bad debt expense within general and administrative expenses. After appropriate collection efforts have been exhausted, specific receivables deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the allowance. Total adjustments for incremental revenue from tests in which we underestimated the revenue in previous years from collections we received in the current year are not material to the Company’s results of operations in any period presented. Our estimates of net revenue are subject to change based on the contractual status and payment policies of the third party payers with whom we deal. We regularly refine our estimates in order to make our estimated revenue as accurate as possible based on our most recent collection experience with each third party payer.

	June 30, 2013	December 31, 2012	Change
Allowance for doubtful accounts	$4,147,000	$3,002,000	$1,145,000
As a % of total accounts receivable	20.6%	17.6%

The $1,145,000 increase in the allowance for doubtful accounts is partially the result of leaving claims open longer in an attempt to collect on them before writing them off resulting in an 8% increase in accounts receivable aged of 120 days which are reserved for at a greater level. Bad debt expense as a percentage of revenue was 4.2% for the three month period ended June 30, 2013 as compared to 5.7% of revenue for the three months ended June 30, 2012. For the six month period ended June 30, 2013 bad debt expense as a percentage of revenue was 4.4% as compared to 5.6% of revenue for the six month period ended June 30, 2012.

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2013 and 2012 as well as the period ending cash and cash equivalents and working capital.

	For the six months ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$533,000	$16,000
Investing activities	(608,000)	(2,050,000)
Financing activities	2,843,000	1,972,000

Net increase (decrease) in cash and cash equivalents	2,768,000	(62,000)
Cash and cash equivalents, beginning of period	$1,868,000	$2,628,000

Cash and cash equivalents, end of period (1)	$4,636,000	$2,566,000

Working Capital (2), end of period	$11,107,000	$1,460,000

(1)	Excludes restricted cash of $0.3M in 2012.
(2)	Defined as current assets minus current liabilities.

Our net cash provided by operating activities is driven primarily by our positive net income from operations.

We used approximately $608,000 in cash to purchase or develop property and equipment during the six months ended June 30, 2013 compared to $1.0 million for the comparable period in 2012.

Our cash provided from financing activities for the six months ended June, 2013 consisted primarily of net cash proceeds (after costs) of $9.2 million from the equity raise we completed in the first quarter of 2013 partially offset by the partial pay-down on our revolving credit facility with Capital Source.

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

As of June 30, 2013 we are in compliance with all covenants to the Credit Facility.

In March 2013, the Company completed an offering of 3,322,500 shares of registered common stock at a price of $3.00 per share, for gross proceeds of $10.0 million. The Company received approximately $9.2 million in net proceeds after deducting underwriting fees and offering costs of approximately $0.8 million.

As of June 30, 2013, we had unrestricted cash on hand of $4.6 million as of June 30, 2013, and the available credit under the Credit Facility was approximately $6.8 million. We had positive cash flow from operations over the first six months of 2013. The outstanding borrowing under our credit facility was $3.2 million after netting compensating cash on hand. As such, we believe we have adequate resources to meet our operating commitments.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $5.5 million to $6.5 million of additional capital equipment during the next year. We plan to fund these purchases primarily through capital lease financing arrangements. If we are unable to obtain such funding, we will need to borrow on our revolving credit facility or pay cash for these items.

Related Party Transactions

Consulting Agreements

During the three months ended June 30, 2013 and 2012, Steven C. Jones, a director of the Company, earned approximately $62,500 and $50,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. During the six months ended June 30, 2013 and 2012, Steven C. Jones, a director of the Company, earned approximately $125,000 and $100,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones received a $25,000 bonus for his work with respect to the $9.2 million equity raise during the three months ended June 30, 2013. Mr. Jones also received $80,000 and $55,000 during the six months ended June 30, 2013 and 2012 for his work on the equity raise described above and as payment of his annual bonus compensation for the previous fiscal years, respectively.

Subsequent Event — Proposed FY 2014 Medicare Cuts

On July 8, 2013 the Centers for Medicare and Medicaid Services (“CMS”) released a new proposed rulemaking entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule & Other Revisions to Part B for CY 2014”. This 652 page proposed rule contains a number of provisions that may adversely impact the level of reimbursement for a variety of tests for which NeoGenomics receives reimbursement from the Medicare program beginning in 2014. Among other things, CMS has proposed examining approximately 1,200 laboratory tests that appear on the Clinical Lab Fee Schedule (CLFS) over a period of five years to determine whether advances in technology may have reduced the cost of providing such tests and whether or not the level of reimbursement should be revised. NeoGenomics is currently performing cytogenetics and molecular testing which are reimbursed using CPT codes that fall on the CLFS. CMS has also proposed changing the methodology used to determine reimbursement rates for the technical component of certain tests reimbursed off of the Physician Fee Schedule (PFS). Among other provisions, CMS has proposed limiting the Relative Value Units (RVUs) ascribed to the Practice Expense component of their reimbursement formula for tests performed in “Non-Facilities” (which would include most clinical laboratories like NeoGenomics) to the RVUs that have been ascribed for the same procedures under the Hospital Outpatient Prospective Payment System, or the Ambulatory Payment Classification (APC) system which are used to reimburse “Facilities” (such as hospitals and ambulatory surgery centers). NeoGenomics is currently performing FISH, Flow Cytometry, Immunohistochemistry, and morphology testing, which may be impacted by this PFS rule change if it is enacted. CMS has not yet proposed any specific rates for CY 2014 and NeoGenomics is examining the potential impact that this type of rule change may have on its operations. CMS has asked for comments on the proposed rules until September 7, 2013, and we are in the process of preparing a comment letter with our feedback. We are also collaborating with the American Clinical Laboratory Association and the College of American Pathology to respond to the proposed rule. The final CLFS and PFS for CY 2014 are not expected to be issued until November 2013, and it is likely we will not know the rates for 2014 until that time. Although we are unable to quantify the impacts of the proposed rules at this time, if they are enacted without any changes, it will likely have a material adverse impact to NeoGenomics.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2013	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
		Name:	George Cardoza
		Title:	Chief Financial Officer

	By:	/s/ Edwin F. Weidig III
		Name:	Edwin F. Weidig III
		Title:	Director of Finance and Principal Accounting Officer