Form 10-Q
period 2013-09-30
NEOGENOMICS INC
filed 2013-10-30
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

As of October 25, 2013, the registrant had 48,972,798 shares of Common Stock, par value $0.001 per share outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

•	Our ability to implement our business strategy;

•	The expected reimbursement levels from governmental payers and private insurers and proposed changes to those levels;

•	The application, to our business and the services we provide, of existing laws, rules and regulations, including without limitation, Medicare laws, anti-kickback laws, Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations, state medical privacy laws, federal and state false claims laws and corporate practice of medicine laws;

•	Regulatory developments in the United States;

•	Our ability to maintain our license under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);

•	Our ability to expand our operations and increase our market share;

•	Our ability to expand our service offerings by adding new testing capabilities;

•	Our ability to meet our future capital requirements;

•	The impact of internalization of testing by customers;

•	Our ability to compete with other diagnostic laboratories;

•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;

•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure;

•	Our ability to generate sufficient cash flow from our license agreement with Health Discovery Corporation to support its fair value; and

•	The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,929	$1,868
Accounts receivable (net of allowance for doubtful accounts of $4,355 and $3,002 respectively)	15,727	14,034
Inventories	2,068	1,859
Other current assets	1,103	820

Total current assets	23,827	18,581

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $13,404 and $10,289, respectively)	8,592	8,607

INTANGIBLE ASSETS (net of accumulated amortization of $349 and $182, respectively)	2,633	2,800

OTHER ASSETS	178	83

TOTAL ASSETS	$35,230	$30,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,780	$3,611
Accrued compensation	2,375	2,808
Other accrued expenses and liabilities	755	669
Short-term portion of equipment capital leases	2,600	2,212
Revolving credit line	2,736	8,458

Total current liabilities	12,246	17,758

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	2,657	3,097

TOTAL LIABILITIES	14,903	20,855

COMMITTMENTS (Note H)
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 48,962,275 and 45,280,280 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	49	45
Additional paid-in capital	41,673	31,742
Accumulated deficit	(21,395)	(22,571)

Total stockholders’ equity	20,327	9,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,230	$30,071

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

NET REVENUE	$16,884	$14,202	$48,144	$44,973

COST OF REVENUE	8,713	8,310	25,570	24,571

GROSS PROFIT	8,171	5,892	22,574	20,402

OPERATING EXPENSES
General and administrative	4,335	3,929	12,573	11,745
Research and development	340	808	1,791	1,833
Sales and marketing	2,336	1,839	6,239	5,809

Total operating expenses	7,011	6,576	20,603	19,387

INCOME (LOSS) FROM OPERATIONS	1,160	(684)	1,971	1,015

INTEREST AND OTHER INCOME (EXPENSE) – NET	(231)	(291)	(749)	(837)

INCOME (LOSS) BEFORE TAXES	929	(975)	1,222	178

INCOME TAXES	29	—	46	—

NET INCOME (LOSS)	$900	$(975)	$1,176	$178

NET INCOME PER SHARE
- Basic	$0.02	$(0.02)	$0.02	$0.00

- Diluted	$0.02	$(0.02)	$0.02	$0.00

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING
- Basic	48,933	45,175	48,007	44,944

- Diluted	53,173	45,175	52,599	48,226

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,176	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,966	2,434
Amortization of intangibles	168	126
Depreciation of property and equipment	3,115	2,549
Amortization of debt issue costs	36	29
Stock-based compensation – options	393	488
Stock-based compensation – warrants and restricted stock	137	211
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(3,659)	(6,552)
(Increase) decrease in inventories	(209)	(704)
(Increase) decrease in other current assets	(320)	61
(Increase) decrease in other assets	(95)	38
Increase (decrease) in accounts payable and other liabilities	24	649

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,732	(493)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	—	(1,037)
Purchases of property and equipment	(1,486)	(2,263)

NET CASH USED IN INVESTING ACTIVITIES	(1,486)	(3,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	—	200
Advances (payments) on credit facility, net	(5,722)	4,137
Repayment of capital leases	(1,868)	(1,637)
Issuance of common stock and warrants for cash, net of transaction expenses	9,405	503

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,815	3,203

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,061	(590)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,868	2,628

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,929	$2,038

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$715	$809

Income taxes paid	$19	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$1,816	$2,845

Non-cash intangible asset purchase	$—	$1,945

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

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

Intangible Assets

Intangible assets with finite useful lives are recorded at fair value which is our cost, less accumulated amortization. Amortization is recognized over the estimated useful lives of the assets. We have three classes of intangible assets and each class of intangible assets is amortized over its estimated service period from service date through the weighted average patent expiration date of each class of patents or the period of economic benefit. We continually review the estimated pattern in which the economic benefits will be consumed and adjust the amortization period and pattern to match our estimate. The Company’s intangible assets are related to our license agreement with Health Discovery Corporation.

Recoverability and Impairment of Long-Lived Assets

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. At September 30, 2013, we believe the carrying values of our long-lived assets are recoverable.

Concentrations of Credit Risk

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to whom the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the three months ended September 30, 2013, all of the affiliated client office locations from an oncology practice combined represented approximately 16.5% of our revenue compared to 12.9% of revenue for the three months ended September 30, 2012. For the nine months ended September 30, 2013, all of the affiliated client office locations from this oncology practice combined represented approximately 15.8% of our revenue compared to 15.4% of revenue for the nine months ended September 30, 2012. All other clients were less than 5% of total revenue individually.

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

We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions. We follow a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax or tax benefit that has a greater than 50% likelihood of being recognized or realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements. During the nine months ended September 30, 2013 we recognized approximately $46,000 in income tax expense, which primarily resulted from payment of taxes to various states with minimum income tax requirements as well as the federal alternative minimum corporate tax. The provision differed from the amount that would be applicable if statutory rates were used because income taxes that would have otherwise been due were primarily offset by the utilization of net operating loss carryforwards and because the deferred income tax assets arising from these net operating loss carryforwards had previously been fully reserved.

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

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month. At September 30, 2013, the effective rate of interest was 5.25%, the available credit under the Credit Facility was approximately $7.3 million and the outstanding borrowing was $2.7 million after netting compensating cash on hand.

NOTE D — INTANGIBLE ASSETS

Intangible assets as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	Weighted Average Amortization Period	September 30, 2013
		COST	Accumulated Amortization	Net

Support Vector Machine (SVM) technology	108 months	$500	$98	$402

Laboratory developed test (LDT) technology	164 months	$1,482	$161	$1,321

Flow Cytometry and Cytogenetics technology	202 months	$1,000	$90	$910

Total		$2,982	$349	$2,633

	Weighted Average Amortization Period	December 31, 2012
		COST	Accumulated Amortization	Net

Support Vector Machine (SVM) technology	108 months	$500	$56	$444

Laboratory developed test (LDT) technology	164 months	$1,482	$81	$1,401

Flow Cytometry and Cytogenetics technology	202 months	$1,000	$45	$955

Total		$2,982	$182	$2,800

We recorded approximately $56,000 in straight-line amortization expense of intangibles for the three months ended September 30, 2013 and 2012, and approximately $167,000 and $126,000 in straight-line amortization expense of intangibles for the nine months ended September 30, 2013 and 2012, respectively, as research and development expenses in the consolidated statement of operations. We will record all amortization of intangibles in that category until the time that we have products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2013 is as follows (in thousands):

Year Ending December 31,
Remainder of 2013	$56
2014	223
2015	223
2016	223
2017	223
2018	223
Thereafter	1,462

Total	$2,633

NOTE E — REVENUE RECOGNITION AND CONTRACTUAL ADJUSTMENTS

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

The table below shows the adjustments made to gross service revenue to arrive at net revenues (in thousands), the amount reported on our statement of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Gross Service Revenues	$45,159	$34,807	$129,625	$118,131

Total Contractual Adjustments and Discounts	(28,275)	(20,605)	(81,481)	(73,158)

Net Revenues	$16,884	$14,202	$48,144	$44,973

Proposed CMS Rule Changes

On July 8, 2013 the Centers for Medicare and Medicaid Services (“CMS”) released a new proposed rulemaking entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule & Other Revisions to Part B for CY 2014 (CMS-1600-P)”. This 652 page proposed rule contains a number of provisions that may adversely impact the level of reimbursement for a variety of tests for which NeoGenomics receives reimbursement from the Medicare program beginning in 2014. Among other things, CMS has proposed examining approximately 1,200 laboratory tests that appear on the Clinical Lab Fee Schedule (“CLFS”) over a period of five years to determine whether advances in technology may have reduced the cost of providing such tests and whether or not the level of reimbursement should be revised. NeoGenomics is currently performing cytogenetics and molecular testing which are reimbursed using the CLFS. CMS has also proposed changing the methodology used to determine reimbursement rates for the technical component of certain tests reimbursed off of the Physician Fee Schedule (PFS). Among other provisions, CMS has proposed limiting the Relative Value Units (RVUs) ascribed to the Practice Expense component of their reimbursement formula for tests performed in “Non-Facilities” (which would include most clinical laboratories like NeoGenomics) to the RVUs that have been ascribed for the same procedures under the Hospital Outpatient Prospective Payment System, or the Ambulatory Payment Classification system which are used to reimburse “Facilities” (such as hospitals and ambulatory surgery centers). NeoGenomics is currently performing FISH, Flow Cytometry, Immunohistochemistry, and morphology testing, which may be impacted by this PFS rule change if it is enacted. CMS has not yet proposed any specific rates for CY 2014 and NeoGenomics is examining the potential impact that this type of rule change may have on its operations. NeoGenomics provided three different comment letters to CMS with our thoughts on why implementing this proposed rule as drafted, would be bad for Medicare patients and cause a number of disruptions to the independent laboratory industry. We also collaborated with the American Clinical Laboratory Association and the College of American Pathology in response to the proposed rule. The final CLFS and PFS for CY 2014 are not expected to be issued until November 2013, and it is likely we will not know the rates for 2014 until that time. There also may be legal challenges to the proposed rule change if CMS does not make any modifications, which could impact the timing of implementation. Although we are unable to quantify the impacts of the proposed rules at this time, if they are enacted without any changes, such rules will likely have a material adverse impact to NeoGenomics revenue.

NOTE F — NET INCOME (LOSS) PER SHARE

The following table provides the computation of basic and diluted net income (loss) per share for the three and nine month periods ending September 30, 2013 and 2012: (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$900	$(975)	$1,176	$178

Basic weighted average shares outstanding	48,933	45,175	48,007	44,944
Effect of potentially dilutive securities	4,240	—	4,592	3,282

Diluted weighted average shares outstanding	53,173	45,175	52,599	48,226

Basic net income (loss) per share	$0.02	$(0.02)	$0.02	$0.00

Diluted net income (loss) per share	$0.02	$(0.02)	$0.02	$0.00

For the three and nine months ended September 30, 2013, 154,000 and 144,000 outstanding options were excluded from the calculation of diluted earnings per share due to anti-diluted affects as compared to no shares of options for the three and nine months ended September 30, 2012 that were excluded in the calculation of diluted earnings per share due to anti-diluted affects.

NOTE G — EQUITY

Public Offering of Common Stock

In March 2013, the Company completed an offering of 3,322,500 shares of registered common stock, at a price of $3.00 per share, for gross proceeds of $10.0 million. The Company received approximately $9.2 million in net proceeds after deducting underwriting fees and offering costs of approximately $0.8 million.

Stock Options

As of September 30, 2013, options to purchase 5,614,342 shares of our common stock were outstanding. The exercise prices of these options range from $0.25 to $3.98 per share.

Common Stock Warrants

As of September 30, 2013, warrants to purchase 1,358,333 shares of our common stock were outstanding. The exercise prices of these warrants range from $0.75 to $1.50 per share.

NOTE H — COMMITMENTS

Capital Leases

During the three and nine months ended September 30, 2013 we completed lease schedules with several vendors for approximately $310,000 and $1,629,000 for the purchase of laboratory equipment, computer equipment and computer software. The leases have a 36 to 60 month terms with $1 buyout options at the end of the term and interest rates in the range between 4.5% and 13.5%.

Pending Capital Leases

During the three and nine months ended September 30, 2013 we have entered into lease commitments for $636,000 and $1,590,000 on lab equipment, computer equipment and software and furniture which have not yet been delivered to us for final funding. Final funding will occur upon our receipt of the leased assets. When the equipment, software and furniture arrive and the leases begin they will be $1 buyout leases with terms between 36 and 60 months at interest rates between 9% and 23%.

NOTE I — OTHER RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2013 and 2012, Steven C. Jones, a director of the Company, earned approximately $62,500 and $52,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. During the nine months ended September 30, 2013 and 2012, Steven C. Jones, a director of the Company, earned approximately $187,500 and $155,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones received a $25,000 bonus for his work with respect to the $9.2 million equity raise during the nine months ended September 30, 2013. Mr. Jones also received $80,000 and $55,000 during the nine months ended September 30, 2013 and 2012 for his work on the equity raise described above and as payment of his annual bonus compensation for the previous fiscal years, respectively.

END OF FINANCIAL STATEMENTS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as “NeoGenomics” or the “Company” in this Form 10-Q) is the registrant for SEC reporting purposes. Our common stock is quoted on the NASDAQ Capital Markets under the symbol “NEO”.

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

We are committed to being an innovative leader in oncology testing, and thus we are also focused on innovation. Our goal is to develop new assays to help physician clients better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. During 2012, we introduced 29 new molecular tests, greatly expanding our molecular testing menu. During 2013, we have introduced 30 new molecular tests to our molecular testing menu. Our clients have been very receptive to our new molecular offerings and we believe that we have the most comprehensive molecular test menus of any laboratory in the United States. We are also seeing increasing interest in our molecular menu from several Pharmaceutical firms. Molecular testing is a rapidly growing part of oncology testing, which allows us to determine specific subtypes of cancer, as well as predict responses to certain therapeutics by isolating certain genetic mutations in DNA and RNA. We also introduced a number of NeoTYPETM panels that combine multiple molecular tests into panels targeting specific types of cancer to help pathologists and oncologists determine cancer types on difficult cases. We use bi-directional sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitors because we are able to pick up mutations that other methods would not detect. In addition we are finalizing plans to launch next generation sequencing capabilities for clinical use in early 2014. We believe that we are well-positioned to capitalize on this rapidly growing area.

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

By licensing this technology combined with our expertise in genomics, proteomics and digital imaging, we believe we are well-positioned to begin developing innovative and proprietary new products. SVM-RFE techniques will allow us to combine and analyze data from genomics, proteomics and digital imaging to develop practical, cost-effective and reliable new assays. Using this technology, we believe we will be able to offer a whole line of advanced tests that will help physicians better manage the treatment options for cancer patients. We have prioritized the development of better tests for the diagnosis and prediction of clinical behavior in prostate cancer, pancreatic cancer, breast cancer, leukemia/lymphoma and other solid tumors as part of the License Agreement. We are hopeful that we will launch a test for prostate cancer next year. We also are encouraged that we may produce an internally developed Cytogenetics Interpretation System using the SVM technology that will result in cost savings during 2014, as well as sub-licensing revenue in future years.

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

Superior Testing Platforms

We use some of the most advanced testing platforms in the laboratory industry. Our 10 color flow cytometry platform was launched and we are the first national laboratory to offer this service on a tech-only basis. Most of our competitors only offer between 5 and 8 color Flow Cytometry testing. We believe that this allows us to provide more and better data to our clients, particularly when dealing with limited sample quantities. The use of bi-directional sequencing in our molecular testing allows us to detect multiple mutations which can be missed with single point mutation analysis. Many laboratories rely on more limited kits which only look at single points on a gene. We also expect to launch next generation sequencing in early 2014. Our automated FISH and Cytogenetics tools allow us to deliver the highest quality testing to our clients.

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

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales representatives (“Territory Business Managers”) are organized into three regions (Northeast,

Central and West). These sales representatives all utilize our custom Customer Relationship Management System to manage their territories, and we have integrated all of the important customer care functionality within our LIS into Salesforce.com so that our Territory Business Managers can stay informed of emerging issues and opportunities within their regions. As of September 30, 2013, we had nineteen Territory Business Managers, three Business Development Specialists, two Product Specialists, one Managed Care Specialist, and three Regional Managers.

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

As an example, the FDA approved a small molecule anti-therapy drug (Xalkori) that targets a mutation in the ALK gene for a small sub-set of patients with Non-Small Cell Lung Cancer (NSCLC). Between 50-61% of patients with an ALK gene rearrangement will respond to this therapy. To identify patients eligible for this specific small-molecule therapy, an FDA-approved FISH test that NeoGenomics and certain other laboratories offer, must be performed. This ALK FISH test is considered a companion diagnostic test and it is critical that this test be performed and the patient found to have an ALK mutation before therapy can be administered. Tests such as the ALK FISH test allow our clients to direct individualized treatments to each cancer patient in a timely manner. We are increasingly focused on developing similar predictive tests as part of our new product development pipeline. In the first nine months of 2013, we have added 30 new molecular tests to further advance our testing menu. In addition, we expanded our IHC menu and our digital pathology platform, complementary services we believe will help to drive future growth.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business, in our opinion is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments including the fair value of our intangible assets. We expect to have milestone dates in 2014 with respect to our investment in the HDC technology which may have an effect on the value of those licenses. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations for the Three and Nine Months Ended September 30, 2013 as Compared to the Three and Nine Months Ended September 30, 2012

The following table presents the consolidated statements of operations as a percentage of revenue:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
NET REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF REVENUE	51.6%	58.5%	53.1%	54.6%

GROSS PROFIT	48.4%	41.5%	46.9%	45.4%

OPERATING EXPENSES:
General and administrative	25.7%	27.6%	26.1%	26.1%
Research and development	2.0%	5.7%	3.7%	4.1%
Sales and marketing	13.8%	13.0%	13.0%	12.9%

TOTAL OPERATING EXPENSES	41.5%	46.3%	42.8%	43.1%

INCOME (LOSS) FROM OPERATIONS	6.9%	(4.8)%	4.1%	2.3%

INTEREST AND OTHER INCOME (EXPENSE) – NET	(1.4)%	(2.1)%	(1.6)%	(1.9)%

NET INCOME (LOSS) BEFORE INCOME TAXES	5.5%	(6.9)%	2.5%	0.4%

INCOME TAXES	0.2%	0.0%	0.1%	0.0%

NET INCOME (LOSS)	5.3%	(6.9)%	2.4%	0.4%

Technical Component Grandfather Clause Expiration

On February 22, 2012, the Middle Class Tax Relief Act (“MCTRA”) was enacted. The MCTRA included a provision that specified that the Centers for Medicare and Medicaid Services (“CMS”) Technical Component Grandfather Clause (“TC Grandfather”) would expire on June 30, 2012. The TC Grandfather clause had allowed independent laboratories like us to bill Medicare directly for the technical component of certain hospital in-patient and out-patient laboratory tests reimbursable off of the Medicare Physician Fee Schedule for hospitals that had a relationship with an independent pathology lab prior to July 22, 1999. As a result of this regulatory change, since becoming effective July 1, 2012, we are now required to bill hospitals directly for these technical component services. Our hospital clients, however, receive no incremental reimbursement for in-patient tests and only limited incremental reimbursement for out-patient tests. Thus, the expiration of the TC Grandfather clause created price competition in approximately 18% of our revenue base, where previously there had been none. We estimate that this resulted in a negative impact of approximately $2.6 million of revenue for the nine months ended September 30, 2013 versus the nine months ended September 30, 2012. This impact to revenue also directly impacted gross margin and net income. The requirement to submit claims to our clients directly, instead of Medicare, has also had an impact on the time it takes for us to collect on the receivables for the tests in question. Medicare typically pays each claim filed within 3 to 4 weeks of filing, however, clients typically get billed only once a month for all claims, and the collection cycle time from clients is generally 30-90 days or more from the time they receive our bill. While we could bill Medicare on a daily basis, many of our hospital clients want only one cumulative bill at the end of the month.

Revenue

Supplemental Information on Customer Requisitions Received and Tests Performed

(in thousands, except test and requisition amount)

	For the three months ended September 30,			For the nine months ended September 30,
	2013	2012	% Inc (Dec)	2013	2012	% Inc (Dec)

Requisitions Rec’d (cases)	21,737	18,307	18.7%	63,216	53,802	17.5%
Number of Tests Performed	33,723	28,315	19.1%	98,330	84,093	16.9%
Avg. # of Tests / Requisition	1.55	1.55	0.3%	1.56	1.56	(0.5)%

Total Testing Revenue	$16,884	$14,202	18.9%	$48,144	$44,973	7.0%
Avg Revenue/Requisition	$777	$776	0.1%	$762	$836	(8.9)%
Avg Revenue/Test	$501	$502	(0.2)%	$490	$535	(8.5)%

Our increase in test counts for the three and nine months ended September 30, 2013 when compared to the three and nine months ended September 30, 2012 was primarily the result of adding new client accounts. We have been able to gain market share due to our expanded testing menu and better service levels compared to other labs. Revenue increased by 18.9% for the three months ended September 30, 2013 when compared to the comparable period in 2012, because of the increase in clients described above. Our existing clients continue to respond favorably to our expanded Molecular testing menu and an increase in Molecular test orders also helped us to achieve 19.1% growth in our testing volumes over last year’s third quarter. Revenue for the nine months ended September 30, 2013 increased when compared with the comparable period last year, but included an approximate $2.6 million reduction related to the expiration of the TC Grandfather Clause last year. Testing volumes for the first nine months of 2013 were up 16.9%, however overall unit price declined 8.5%. The price decline is primarily related to the expiration of the TC Grandfather clause on July 1, 2012. All of the office locations of a large oncology practice combined represented approximately 16.5% and 12.9% of our revenue for the three and nine months ended September 30, 2013 compared to 15.8% and 15.4% of our revenue for the three and nine months ended September 30, 2012.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested. Our cost of revenue, gross profit and test metrics for the three and nine months ended September 30, 2013 and 2012 are as follows:

	For the three months ended September 30,			For the nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Cost of revenue	$8,713,000	$8,310,000	$403,000	$25,570,000	$24,571,000	$999,000
Cost of revenue as a % of revenue	51.6%	58.5%		53.1%	54.6%
Gross Profit	$8,171,000	$5,892,000	$2,279,000	$22,574,000	$20,402,000	$2,172,000
Gross Profit as a % of revenue	48.4%	41.5%		46.9%	45.4%
Cost of Revenue per Test	$258	$293	$(35)	$260	$292	$(32)
Gross Profit per Test	$243	$209	$34	$230	$243	$(13)

Overall cost of revenue increased due to the increases in our testing volumes. Cost as a percentage of revenue decreased by approximately 690 margin points for the three months ended September 30, 2013 and by 140 margin points for the nine months ended September 30, 2013. Our commitment to cost reduction through our focus on improving the productivity of our laboratory operations has borne fruit. The declines in average cost per test for these periods are a result of improved productivity in our laboratory, as we saw an increase in the amount of tests processed per laboratory FTE (full time equivalent). We are seeing the benefits of scale, as our lab operations have processed higher volumes of testing with limited staffing increases. This was driven by improved capacity planning and utilization along with several process improvements in the laboratory. We also have reduced test send-outs to other laboratories as a result of our expanded Molecular test services menu and a reduction in our contract labor due to our expanded medical staff. We have also been able to lower our supplies cost per test and improve supply utilization. We continue to invest in our best practice teams and IT automation to drive further reductions in our costs. We are also expanding space in our Fort Myers, Florida location and will implement LEAN design in the new laboratory layout. We expect to have our revised lab layout finished and operational by the first quarter of 2014, which will also help us to further improve productivity and reduce costs.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the three months ended September 30,			For the nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Sales and marketing	$2,336,000	$1,839,000	$497,000	$6,239,000	$5,809,000	$430,000
As a % of revenue	13.8%	13.0%		13.0%	12.9%

Sales and marketing expenses increased approximately 27.0% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 as a result of increased sales salaries and other sales costs from growing our sales team. Sales and marketing expenses increased approximately 7.4% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 as a result of increases in salaries and related costs to expanding our sales team partially offset by decreases in commissions for sales personnel.

Sales and Marketing expenses will go up as a percentage of revenue for the rest of 2013. We expect our overall sales and marketing expenses to increase modestly with increased test volumes in 2014.

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

	For the three months ended September 30,			For the nine months ended September 30,
	2013	2012	Change	2013	2012	Change
General and administrative	$4,335,000	$3,929,000	$406,000	$12,573,000	$11,745,000	$828,000
As a % of revenue	25.7%	27.6%		26.1%	26.1%

General and administrative expenses increased by 10.3% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. General and administrative expenses increased approximately 7.0% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in general and administrative expenses is primarily a result of adding information technology and billing personnel to support the increase in our testing volumes as well as increases in professional and corporate fees partially offset by decreases in recruiting costs, facility costs and bad debt expense.

Bad debt expense decreased by approximately 17.2%, or approximately $120,000 to $579,000 for the three months ended September 30, 2013 as compared to approximately $699,000 for the three months ended September 30, 2012. Bad debt expense decreased by approximately 19.2%, or approximately $468,000 to $1,966,000 for the nine months ended September 30, 2013 as compared to approximately $2,434,000 for the nine months ended September 30, 2012. This decrease was primarily a result of the changes in our billing mix to Client billing from Medicare and Other Payer billing, as a result of the TC-Grandfather clause expiration. There is generally less bad debt associated with Client billing.

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

	For the three months ended September 30,			For the nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Research and development	$340,000	$808,000	$(468,000)	$1,791,000	$1,833,000	$(42,000)
As a % of revenue	2.0%	5.7%		3.7%	4.1%

Research and development expenses decreased approximately 57.9% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease in research and development expenses is primarily a result of a reduction in stock-based compensation expense for non-employee stock options and warrants for the three months ended September 30, 2013. Research and development expenses decreased approximately 2.3% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease is primarily the result of a decrease in supplies.

We expect our research and development expenses in future quarters to increase from the level of our expenses incurred for the three months ended September 30, 2013 to the range of $600,000 to $900,000 per quarter. We are investing more into R&D to develop new proprietary tests for our laboratory.

Interest and Other (Income) Expense

Interest and other (income) expense primarily consists of the interest expense we incur on our borrowing arrangements (primarily comprised of interest payable on advances under our revolving credit facility with Capital Source and interest paid on capital lease obligations) offset by the interest income we earn on cash deposits. Net interest expense decreased from approximately $291,000 for the three months ended September 30, 2012 to $231,000 for the three months ended September 30, 2013. Net interest expense decreased from approximately $837,000 in the nine months ended September 30, 2012 to $749,000 for the nine months ended September 30, 2013. This reflects the impact of the pay down of our revolving credit facility in March 2013, after our equity raise.

Net Income (Loss)

The following table provides the net income (loss) for each period along with the computation of basic and diluted net income (loss) per share for the three and nine month periods ending September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$900,000	$(975,000)	$1,176,000	$178,000

Basic weighted average shares outstanding	48,933,000	45,175,000	48,007,000	44,944,000
Effect of potentially dilutive securities	4,240,000	—	4,592,000	3,282,000

Diluted weighted average shares outstanding	53,173,000	45,175,000	52,599,000	48,226,000

Basic net income (loss) per share	$0.02	$(0.02)	$0.02	$0.00

Diluted net income (loss) per share	$0.02	$(0.02)	$0.02	$0.00

Non-GAAP Measures

“Adjusted EBITDA” is defined by NeoGenomics as net income (loss) from continuing operations before (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation and warrant amortization expense and (v) other extraordinary or non-recurring charges. NeoGenomics believes that Adjusted

EBITDA provides a more consistent measurement of operating performance and trends across reporting periods by excluding these cash and non-cash items of expense not directly related to ongoing operations from income. Adjusted EBITDA also assists investors in performing analysis that is consistent with financial models developed by research analysts.

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

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three and nine months ending September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Net income (loss) (Per GAAP)	$900,000	$(975,000)	$1,176,000	$178,000

Adjustments to Net Income (Loss):
Interest expense (income), net	231,000	291,000	749,000	837,000
Income taxes	29,000	—	46,000	—
Amortization of intangibles	56,000	56,000	168,000	126,000
Depreciation and amortization	1,063,000	944,000	3,114,000	2,549,000

EBITDA	2,279,000	316,000	5,253,000	3,690,000

Further Adjustments to EBITDA:
Other non-recurring items (1)	—	170,000	—	170,000
Non-cash stock-based compensation	(116,000)	356,000	530,000	699,000

Adjusted EBITDA (non-GAAP)	$2,163,000	$842,000	$5,783,000	$4,559,000

Adjusted EBITDA as a % of Revenue	12.8%	5.9%	12.0%	10.1%

(1)	Costs related to the move of our Irvine, California laboratory in September of 2012.

Trade Accounts Receivable and Allowance for Doubtful Accounts

The following tables present the dollars and percentage of the Company’s gross accounts receivable from customers outstanding by aging category at September 30, 2013 and December 31, 2012:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

September 30, 2013

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$2,284,756	11%	$1,757,970	9%	$982,635	5%	$426,854	2%	$907,925	5%	$6,360,140	32%
Commercial Insurance	746,346	4%	817,415	4%	630,131	3%	502,111	3%	3,787,476	18%	6,483,479	32%
Medicaid	46,271	0%	69,708	0%	41,890	0%	7,023	0%	239,325	2%	404,217	2%
Medicare	769,528	4%	1,063,066	5%	667,654	4%	448,652	2%	2,428,023	12%	5,376,923	27%
Private Pay	—	0%	989	0%	4,877	0%	2,389	0%	51,770	0%	60,025	0%
Unbilled Revenue	1,397,144	7%	—	0%	—	0%	—	0%	—	0%	1,397,144	7%

Total	$5,244,045	26%	$3,709,148	18%	$2,327,187	12%	$1,387,029	7%	$7,414,519	37%	$20,081,928	100%

December 31, 2012

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$2,481,019	15%	$1,903,574	11%	$1,824,849	11%	$660,358	4%	$517,784	3%	$7,387,584	44%
Commercial Insurance	913,997	5%	789,529	5%	714,336	4%	590,288	3%	2,496,344	15%	5,504,494	32%
Medicaid	27,664	0%	33,094	0%	59,349	0%	46,358	0%	326,838	3%	493,303	3%
Medicare	836,619	5%	541,790	3%	451,912	3%	291,509	2%	1,350,217	7%	3,472,047	20%
Private Pay	—	0%	8,194	0%	17,339	0%	—	0%	287	0%	25,820	0%
Unbilled Revenue	152,253	1%	—	0%	—	0%	—	0%	—	0%	152,253	1%

Total	$4,411,552	26%	$3,276,181	19%	$3,067,785	18%	$1,588,513	9%	$4,691,470	28%	$17,035,501	100%

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

	September 30, 2013	December 31, 2012	Change
Allowance for doubtful accounts	$4,355,000	$3,002,000	$1,353,000
As a % of total accounts receivable	21.7%	17.6%

The $1,353,000 increase in the allowance for doubtful accounts is the result of a 9% increase in accounts receivable aged over 120 days which are reserved for at a greater level. This over 120 day balance for Medicare has increased as a result of Medicare payment issues on molecular testing and the commercial insurance bucket is affected when Medicare is delayed in paying claims so that has risen as well. On the Commercial Insurance side, the expiration of the Blue Card program resulted in us having to bill various state Blue Cross plans, as opposed to the plan where the testing lab location was located. This change has increased the complexity of billing Blue Cross and extended the time it takes us collect. Bad debt expense as a percentage of revenue was 3.4% for the three month period ended September 30, 2013 as compared to 4.9% of revenue for the three months ended September 30, 2012. For the nine month period ended September 30, 2013 bad debt expense as a percentage of revenue was 4.1% as compared to 5.4% of revenue for the nine month period ended September 30, 2012.

Proposed CMS Rule Changes

On July 8, 2013 the Centers for Medicare and Medicaid Services (“CMS”) released a new proposed rulemaking entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule & Other Revisions to Part B for CY 2014 (CMS-1600-P)”. This 652 page proposed rule contains a number of provisions that may adversely impact the level of reimbursement for a variety of tests for which NeoGenomics receives reimbursement from the Medicare program beginning in 2014. Among other things, CMS has proposed examining approximately 1,200 laboratory tests that appear on the Clinical Lab Fee Schedule (“CLFS”) over a period of five years to determine whether advances in technology may have reduced the cost of providing such tests and whether or not the level of reimbursement should be revised. NeoGenomics is currently performing cytogenetics and molecular testing which are reimbursed using the CLFS. CMS has also proposed changing the methodology used to determine reimbursement rates for the technical component of certain tests reimbursed off of the Physician Fee Schedule (PFS). Among other provisions, CMS has proposed limiting the Relative Value Units (RVUs) ascribed to the Practice Expense component of their reimbursement formula for tests performed in “Non-Facilities” (which would include most clinical laboratories like NeoGenomics) to the RVUs that have been ascribed for the same procedures under the Hospital Outpatient Prospective Payment System, or the Ambulatory Payment Classification system which are used to reimburse “Facilities” (such as hospitals and ambulatory surgery centers). NeoGenomics is currently performing FISH, Flow Cytometry, Immunohistochemistry, and morphology testing, which may be impacted by this PFS rule change if it is enacted. CMS has not yet proposed any specific rates for CY 2014 and NeoGenomics is examining the potential impact that this type of rule change may have on its operations. NeoGenomics provided three different comment letters to CMS with our thoughts on why implementing this proposed rule as drafted, would be bad for Medicare patients and cause a number of disruptions to the independent laboratory industry. We also collaborated with the American Clinical Laboratory Association and the College of American Pathology in response to the proposed rule. The final CLFS and PFS for CY 2014 are not expected to be issued until November 2013, and it is likely we will not know the rates for 2014 until that time. There also may be legal challenges to the proposed rule change if CMS does not make any modifications, which could impact the timing of implementation. Although we are unable to quantify the impacts of the proposed rules at this time, if they are enacted without any changes, such rules will likely have a material adverse impact to NeoGenomics revenue.

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 as well as the period ending cash and cash equivalents and working capital.

	For the nine months ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$2,732,000	$(493,000)
Investing activities	(1,486,000)	(3,300,000)
Financing activities	1,815,000	3,203,000

Net increase (decrease) in cash and cash equivalents	3,061,000	(590,000)
Cash and cash equivalents, beginning of period	$1,868,000	$2,628,000

Cash and cash equivalents, end of period (1)	$4,929,000	$2,038,000

Working Capital (2), end of period	$11,581,000	$451,000

(1)	Excludes restricted cash of $0.3M in 2012.
(2)	Defined as current assets minus current liabilities.

Our net cash provided by operating activities is driven primarily by our net income from operations.

We used approximately $1.5 million in cash to purchase or develop property and equipment during the nine months ended September 30, 2013 compared to $2.3 million for the comparable period in 2012.

Our cash provided by financing activities for the nine months ended September, 2013 consisted primarily of net cash proceeds (after costs) of $9.2 million from the equity raise we completed in the first quarter of 2013 partially offset by the partial pay-down on our revolving credit facility with Capital Source.

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

As of September 30, 2013 we are in compliance with all covenants to the Credit Facility.

In March 2013, the Company completed an offering of 3,322,500 shares of registered common stock at a price of $3.00 per share, for gross proceeds of $10.0 million. The Company received approximately $9.2 million in net proceeds after deducting underwriting fees and offering costs of approximately $0.8 million.

As of September 30, 2013, we had unrestricted cash on hand of $4.9 million as of September 30, 2013, and the available credit under the Credit Facility was approximately $7.3 million. We had positive cash flow from operations over the first nine months of 2013. The outstanding borrowing under our credit facility was $2.7 million after netting compensating cash on hand. As such, we believe we have adequate resources to meet our operating commitments.

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

Related Party Transactions

Consulting Agreements

During the three months ended September 30, 2013 and 2012, Steven C. Jones, a director of the Company, earned approximately $62,500 and $52,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. During the nine months ended September 30, 2013 and 2012, Steven C. Jones, a director of the Company, earned approximately $187,500 and $155,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones received a $25,000 bonus for his work with respect to the $9.2 million equity raise during the nine months ended September 30, 2013. Mr. Jones also received $80,000 and $55,000 during the nine months ended September 30, 2013 and 2012 for his work on the equity raise described above and as payment of his annual bonus compensation for the previous fiscal years, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

ITEM 1A — RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item. However current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 21, 2013.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2013	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Chairman and
Chief Executive Officer

	By:	/s/ George Cardoza
		Name:	George Cardoza
		Title:	Chief Financial Officer

	By:	/s/ Edwin F. Weidig III
		Name:	Edwin F. Weidig III
		Title:	Director of Finance and
Principal Accounting Officer