Form 10-K
period 2013-12-31
NEOGENOMICS INC
filed 2014-02-24
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(Address of principal executive offices, Zip code)

(239) 768-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	NASDAQ Capital Market

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

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    ☐  Yes    ☒  No

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $166.6 million, based on the closing price of the registrant’s common stock of $3.98 per share on June 28, 2013.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 18, 2014: 49,120,476

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEOGENOMICS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2013

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

Forward-looking statements include, but are not limited to, statements about:

•	Our ability to implement our business strategy;

•	The expected reimbursement levels from governmental payers and private insurers and proposed changes to those levels;

•	The application, to our business and the services we provide, of existing laws, rules and regulations, including without limitation, Medicare laws, anti-kickback laws, Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations, state medical privacy laws, federal and state false claims laws and corporate practice of medicine laws;

•	Regulatory developments in the United States including increasing downward pressure on health care reimbursement;

•	Our ability to maintain our license under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);

•	Our ability to expand our operations and increase our market share;

•	Our ability to expand our service offerings by adding new testing capabilities;

•	Our ability to meet our future capital requirements;

•	The impact of internalization of testing by customers;

•	Our ability to compete with other diagnostic laboratories;

•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;

•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure;

•	Our ability to generate sufficient cash flow from our license agreement with Health Discovery Corporation to support its fair value; and

•	The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements.

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

Overview

We operate a network of cancer-focused testing laboratories whose mission is to improve patient care through exceptional genetic and molecular testing services. Our vision is to become America’s premier cancer testing laboratory by delivering uncompromising quality, exceptional service and innovative products and services. The Company has laboratory locations in Ft. Myers and Tampa, Florida; Irvine, California; and Nashville, Tennessee, and currently offers the following types of testing services:

a)	Cytogenetics testing - the study of normal and abnormal chromosomes and their relationship to disease. Cytogenetic studies are often utilized to answer diagnostic, prognostic and predictive questions in the treatment of hematological malignancies and solid tumors;

b)	Fluorescence In-Situ Hybridization (“FISH”) testing - a branch of cancer genetics that focuses on detecting and locating the presence or absence of specific DNA sequences and genes on chromosomes. FISH helps bridge abnormality detection between the chromosomal and DNA sequence levels;

c)	Flow cytometry testing - a rapid way to measure the characteristics of cell populations. Cells from peripheral blood, bone marrow aspirate, lymph nodes, and other areas are labeled with selective fluorescent antibodies and quantified according to their surface antigens. These fluorescent antibodies bind to specific cell surface antigens and are used to identify malignant cell populations. Flow cytometry is typically performed in conjunction with morphology testing which looks at smears on glass slides for abnormal cell populations;

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

e)	Molecular testing - a rapidly emerging cancer diagnostic tool focusing on the analysis of DNA and RNA, as well as the structure and function of genes at the molecular level. Molecular testing employs multiple technologies including bi-directional Sanger sequencing analysis, DNA fragment length analysis, real-time polymerase chain reaction (“RT-PCR”) RNA analysis and Next-Generation sequencing.

All of these testing services are widely utilized to determine the diagnosis and prognosis of various types and subtypes of cancer and to help predict a patient’s potential response to specific therapies. NeoGenomics offers testing services on both a “tech-only” basis, where NeoGenomics performs the technical component of the testing (specimen set-up, staining, imaging, sorting and categorization of cells, chromosomes, genes or DNA) and the client physician performs the related professional interpretation component (analyzing the laboratory data, viewing the cells, developing the diagnosis or prognosis as well as preparing and writing the final report), as well as on a full service or “global” basis where NeoGenomics performs both the technical component and our medical staff provides the professional interpretation component.

Operating Segment

We have one reportable operating segment that delivers testing services to hospitals, pathologists, oncologists, other clinicians and researchers. Also, at December 31, 2013, all of our services were provided within the United States and all of our assets were located in the United States.

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

We estimate that the United States market for genetic and molecular testing is divided among approximately 400 laboratories. Approximately two thirds of these laboratories are attached to academic institutions and primarily provide clinical services to their affiliated university hospitals and associated physicians. We believe that the remaining one third of the market is quite fragmented and that less than 20 laboratories market their services nationally. We estimate that the top 20 laboratories account for approximately 50% of market revenues for genetic and molecular testing.

We believe that the key factors influencing the rapid market growth for cancer testing include: (i) every year more and more genes and genomic pathways are implicated in the development and/or clinical course of cancer; (ii) cancer is primarily a disease of the elderly - one in four senior citizens is likely to develop some form of cancer during the rest of their lifetime once they turn sixty, and now that the baby boomer generation has started to reach this age range, the incidence rates of cancer are rising; and (iii) increasingly, new drugs are being targeted to certain cancer subtypes and pathways which require companion diagnostic testing. Laboratory tests are needed to identify the type and subtype of cancer and the proper treatment regimen for each individual patient in order to deliver “personalized medicine” to the patient. These factors have driven explosive growth in the development of new genetic and molecular tests. We estimate a $10-12 billion total market opportunity for cancer testing in the United States, about $5-6 billion of which is derived from genetic and molecular testing with the remaining portion derived from more traditional anatomic pathology testing services that are complementary to and often ordered with the genetic and molecular testing services we offer.

Our Focus: Grow, Innovate, Diversify and Get Lean

Grow

Over the last ten years we have grown revenue and test volume at a compound annual growth rate of approximately 70% per year, by delivery uncompromising quality and exceptional service to our clients. All of this growth was organic growth.

We plan to continue growing organically by providing high complexity, cancer-related laboratory testing services to hospitals, community-based pathology practices, and clinicians throughout the United States. We currently perform analyses for hematopoietic cancers such as leukemia and lymphoma (blood and lymphoid tumors) and solid tumor cancers such as breast, lung, colon, and bladder cancer. For hematopoietic cancers, we typically analyze bone marrow aspirate and peripheral blood specimens. For solid tumor cancers, we typically analyze tissue samples or urine.

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

In areas where we do not provide services to community-based pathology practices, we may directly serve oncology, dermatology, urology and other clinician practices that prefer to have a direct relationship with a laboratory for cancer-related genetic and molecular testing services. We typically service these types of clients with a “global” service offering where we perform both the technical and professional components of the tests ordered. Increasingly, however, larger clinician practices have begun to internalize pathology testing services, and our “tech-only” service offering allows these larger clinician practices to also participate in the diagnostic process by performing the professional interpretation services on testing they do not perform in their own laboratory.

We will also look to grow our business through mergers or acquisitions if the right opportunity becomes available. We are focused on opportunities that would be complementary to our menu of services and would be accretive to our earnings in a short timeframe.

Innovate

We are committed to being an innovative leader in oncology testing, and thus we are also focused on innovation. Our goal is to develop new assays to help physician clients better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. During 2013, we introduced approximately 40 new molecular tests and cancer profiles to our molecular testing menu. Our clients have been very receptive to our new molecular offerings and we believe that we have the most comprehensive molecular test menu of any laboratory in the United States. We are also seeing increasing interest in our molecular menu from several Pharmaceutical firms. Molecular testing is a rapidly growing part of oncology testing, which allows us to determine specific subtypes of cancer, as well as predict responses to certain therapeutics by isolating certain genetic mutations in DNA and RNA. We also introduced a number of NeoTYPETM panels that combine multiple molecular tests into panels targeting specific types of cancer to help pathologists and oncologists determine cancer subtypes on difficult cases. We use bi-directional sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitors because we are able to pick up mutations that other methods would not detect. In addition, we are finalizing plans to launch next generation sequencing capabilities for clinical use in March 2014. We believe that we are well-positioned to capitalize on this rapidly growing area.

We are working on developing a proprietary NeoSCORETM Prostate cancer test that is performed on blood plasma and urine rather than on prostate tissue biopsies. There are two goals for this test, to diagnose the presence of cancer in patients with BPH (Benign prostatic hyperplasia) and to distinguish high-grade from low-grade cancer in patients with prostate cancer. We completed a preliminary patient study in June 2013, and the results were recently published in the Genetic Testing and Molecular Biomarkers journal. In addition, we recently completed a follow up study with additional patient samples which confirmed the published preliminary data. We are also expanding our work to include patient samples from outside the United States. While further validation work needs to be completed, we continue to be excited about the potential for this test. We are planning a limited launch of our NeoSCORE test in the second quarter of 2014 and a full launch later in the year.

Our 10 color flow cytometry service offering has been very well received as it provides approximately 60% more data than previous flow cytometry platforms and allows for better operating efficiencies. In addition, over the last year we have vastly improved our immunohistochemistry offering, brought up a new digital imaging platform and launched several new FISH tests including a very promising new test to aid in the diagnosis of Barrett’s Esophagus that we are offering on a semi-exclusive basis. We expect these new tests to drive substantial growth in the future. We also expect to continue to make investments in R&D that will allow us to commercialize a number of new and innovative genetic tests as we move forward.

In January 2012, we entered into a license agreement with Health Discovery Corporation (“HDC”) to license certain Support Vector Machine / Recursive Feature Elimination technology (“SVM-RFE”). We believe SVM-RFE techniques will allow us to combine and analyze data from genomics, proteomics and digital imaging to develop practical, cost-effective and reliable new assays and other proprietary tests. Using this technology, we believe we will be able to offer a whole line of advanced tests that will help physicians better manage the treatment options for cancer patients. We have prioritized the development of better tests for the diagnosis and prediction of clinical behavior in prostate cancer, pancreatic cancer, breast cancer, leukemia/lymphoma and other solid tumors as part of the License Agreement. We intend to launch a test for prostate cancer in 2014. We are also developing a Cytogenetics Interpretation System using the SVM technology that we believe will result in substantial cost savings and open up the opportunity for sub-licensing revenue in future years.

Diversify

Our third focus as we enter 2014 is diversification. In November 2013, we announced an exclusive alliance with Covance Central Laboratories (“Covance”) to provide comprehensive anatomic pathology, histology and specialty laboratory testing services for clinical trials. Covance is the largest contract research organization servicing the needs of the pharmaceutical industry. Through this alliance, Covance’s clients will gain access to fully integrated anatomic pathology and histology (“APH”) services, including immunohistochemistry (“IHC”), fluorescence in-situ hybridization (“FISH”) and molecular testing. Covance will establish a laboratory at NeoGenomics’ Fort Myers, Florida facility and together with NeoGenomics, will provide a full range of APH, tissue based biomarkers and other specialty testing services. The companies will then expand joint capabilities globally at Covance’s central laboratory locations in Shanghai, China; Geneva, Switzerland; and Singapore. As part of the alliance, Covance will have access to NeoGenomics extensive medical and scientific networks, which includes more than 500 pathologists. NeoGenomics gains access to Covance’s broad market reach, established client relationships, and extensive clinical trials experience. We believe this alliance will provide seamless global testing services supporting oncology and companion diagnostics strategies for biopharmaceutical firms around the world. We are currently expanding our facility in Fort Myers, Florida to provide the capacity to grow this partnership with Covance and to provide quality testing for global clinical trials. NeoGenomics has ongoing clinical trials with international pharmaceutical firms and working along with Covance will allow us to work on trials on a global basis.

Get Lean

We are focused on becoming more efficient and reducing our cost per test. Our best practice teams work with our information technology teams to make improvements in efficiencies to our lab processes. We are using information systems and technology to move NeoGenomics further along the path of being a “fully digital lab”, that uses on-line ordering, bar coding, specimen tracking, and other tools to create a streamlined, seamless, and efficient lab. We are also currently undertaking a facility upgrade to our Fort Myers, Florida lab location and we expect this upgrade to increase our efficiencies and reduce our cost per test. As a result of these efforts, our productivity as measured by the number of tests performed per laboratory employee has increased approximately 40% and our average cost of goods sold per test has decreased by 22% since 2010. This has more than offset the 19% reduction in average revenue per test during this period. As a result our gross margin has increased from 45.9% in 2010 to 47.8% in 2013.

The following graph shows our gross margin percentage for each fiscal year from 2010 to 2013, the cumulative change in average revenue per test since the year ended December 31, 2009 for those years and the cumulative change in productivity, as measured by the number of tests performed per laboratory employee, since the year ended December 31, 2009 for those years:

The following chart shows the improvements we have made annually in reducing all of our costs and increasing our Adjusted EBITDA over the last four years:

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

Client Education Programs

We believe we have one of the most extensive client education programs in the genetic and molecular testing industry. We train pathologists how to use and interpret genetic testing services so that they can better interpret technical data and render their diagnosis. Our educational programs include an extensive library of on-demand training modules, online courses, and custom tailored on-site training programs that are designed to prepare clients to utilize our tech-only services. Each year, we also regularly sponsor seminars and webinars on emerging topics of interest in our field. Our medical staff is involved in many aspects of our training programs.

Superior Testing Platforms

We use some of the most advanced testing platforms in the laboratory industry. The use of bi-directional sequencing in our molecular testing allows us to detect multiple mutations which can be missed with single point mutation analysis. Many laboratories rely on more limited kits which only look at single points on a gene. We also expect to launch next generation sequencing in 2014. Our automated FISH and Cytogenetics tools allow us to deliver the highest quality testing to our clients.

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

Geographic Locations

Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on either the West Coast or the East Coast of the United States to service the needs of their customers around the country. We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence. We have four facilities, two large laboratory locations in Fort Myers, Florida and Irvine, California and two smaller laboratory locations in Nashville, Tennessee and Tampa, Florida. Our objective is to “operate one lab with four locations” in order to deliver standardized, high quality, test results. We intend to continue to develop and open new laboratories and/or expand our current facilities as market situations dictate and business opportunities arise.

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

Sales and Marketing

We continue to grow our testing volumes and revenue due to our investment in sales and marketing. As of January 31, 2014, NeoGenomics’ sales and marketing team totaled 44 individuals, including 19 Territory Business Managers (sales representatives), 3 Business Development Specialists, 1 Product Specialist, 1 Managed Care Specialist, 3 Regional Business Unit Directors (regional managers), 9 marketing and management professionals and 9 customer care specialists.

Our revenue, requisition and test metrics for the years ended December 31, 2013, 2012 and 2011 were as follows:

	FY 2013	FY 2012	FY 2011
Client Requisitions Received (Cases)	88,431	73,773	49,235
Number of Tests Performed	137,317	114,606	76,288
Average Number of Tests/Requisition	1.55	1.55	1.55

Total Testing Revenue	$66,467,000	$59,867,000	$43,484,000
Average Revenue/Requisition	$752	$812	$883
Average Revenue/Test	$484	$522	$570

Our approximate 11% year-over-year revenue growth during 2013 was a result of a broad based increase in the number of new clients and increases related to additional practices for one large client with approximately 50 locations. Testing volumes grew approximately 20% in 2013 while average revenue per test declined approximately 7% primarily as a result of the expiration of the TC Grandfather clause. As a result of this regulatory change, effective July 1, 2012, we were no longer able to bill Medicare directly for the technical component of certain hospital in-patient and out-patient laboratory tests and now must bill our hospital clients directly for such services, and are often reimbursed at a lower rate than what we were previously receiving from Medicare. Average revenue per test and per requisition was also modestly impacted by an increasing proportion of lower average revenue molecular and immunohistochemistry tests in our test mix. Our approximate 38% year-over-year revenue growth during 2012 was a result of a broad based increase in the number of new clients, including one new client with approximately 50 locations, and the further penetration of existing clients in 2012. Our average revenue/test decrease of approximately 8% in 2012 was primarily attributable to the expiration of the TC Grandfather clause as described above.

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

Competition

The genetic and molecular testing niche of the laboratory testing industry is highly competitive and, given the opportunities in this industry, we expect it to become even more competitive. There has been a high pace of consolidation in the industry in recent years and several newlarge players have entered the market. Competitive factors in genetic and molecular testing generally include the reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting, medical staff, timeliness of delivery of completed reports (i.e. turnaround times) and post-reporting follow-up for clients.

Our competitors in the United States are numerous and include major national medical testing laboratories, hospital laboratories and in-house physician laboratories. Many of these competitors have greater financial resources and production capabilities. These companies may succeed in developing service offerings that are more effective than any that we have or may develop, and may also prove to be more successful than we are in marketing such services. In addition, technological advances or different approaches developed by one or more of our competitors may render our service offerings obsolete, less effective or uneconomical.

We intend to continue to gain market share by offering industry-leading turnaround times, a broad service menu, high-quality test reports, new tests including proprietary ones, enhanced post-test consultation services, and the personal attention from our direct sales force. In addition, we believe our flexible reporting solutions, which enable clients to report out customized results in a secure, real-time environment, will allow us to continue to gain market share.

Suppliers

The Company orders its laboratory and research supplies from large national laboratory supply companies such as Abbott Laboratories, Fisher Scientific, Life Technologies, Metasystems, Invitrogen, Cardinal Health, Ventana and Beckman Coulter. Other than as discussed below, we do not believe any disruption from any one of these suppliers would have a material effect on our business. The Company orders the majority of its FISH probes from Abbott Laboratories. If there was a disruption in the supply of these FISH probes, and we did not have inventory available, it could have a material effect on our business. This risk cannot be completely offset due to the fact that Abbott has patent protection which limits other vendors from supplying some of these probes.

Dependence on Major Clients and Geographies

We currently market our services to pathologists, oncologists, urologists, other clinicians, hospitals and other clinical laboratories. During 2013, we maintained our relationship with a large oncology practice with multiple office locations. The revenues from this customer represented as percentage of our total revenue is as follows:

	FY 2013	FY 2012	FY 2011
Largest customer as a % of Total Revenue	15.8%	14.9%	11.3%

This client has provided us with a notice of termination of our contract with them effective May 14, 2014. This client has informed us that it plans to internalize a large portion of the tests we currently process for them.

All other clients were less than 5% of total revenue individually.

Our revenue derived from the state of Florida represented as percentage of our total revenue is as follows:

	FY 2013	FY 2012	FY 2011
State of Florida as a % of Total Revenue	30.6%	33.6%	32.9%

Payer Mix

The following table reflects our estimate of the breakdown of net revenue by type of payer for the fiscal years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Medicare and other government	25%	36%	43%
Commercial Insurance	25%	29%	29%
Client	43%	33%	26%
Patient and year-end accrual	7%	2%	2%

Total	100%	100%	100%

The trend of decreasing “Medicare and other government” revenue shown above primarily relates to the expiration of the TC Grandfather clause on July 1, 2012. This resulted in the requirement that NeoGenomics bill clients (Hospitals) for the technical component of inpatient and outpatient testing.

Trademarks

The “NeoGenomics” name and logo has been trademarked with the United States Patent and Trademark Office. We have also trademarked or have applications pending for the brand names NeoFISH, NeoFlow, NeoSITE, NeoArray, NeoType, MelanoSITE, NeoSCORE and NeoLINK. We have also trademarked the marketing slogans, “When time matters and results count” and “Time matters, results count”.

Insurance

We maintain professional liability insurance. We believe that our present insurance is sufficient to cover currently estimated exposures, but we cannot assure that we will not incur liabilities in excess of the policy limits. In addition, although we believe that we will be able to continue to obtain adequate insurance coverage, we cannot assure that we will be able to do so at acceptable cost.

Available Information

Our internet website address is www.neogenomics.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission or SEC, and are available in print to any stockholder who requests a copy. Information on our website shall not be deemed incorporated into, or to be part of, this Annual Report on Form 10-K.

Additionally the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

Number of Employees

As of December 31, 2013, we had 315 full-time equivalent employees. In addition, 5 other individuals, including 3 pathologists and our Chief Medical Officer, serve as consultants to the Company on a regular basis. The Company also had approximately 19 temporary contract personnel at December 31, 2013. Our employees are not represented by any union and we believe our employee relations are good.

Government Regulation

The laboratory business is subject to extensive governmental regulation at the federal, state and local levels. The laboratories are required to be licensed by the states, certified by the federal government to participate in the Medicare and Medicaid programs, and are subject to extensive requirements as a condition of participation in various governmental health benefits programs. The failure to comply with any of the applicable federal and state laws, regulations, and reimbursement guidelines could have a material adverse effect on the Company’s business. The applicable laws and regulations, and the interpretations of them, change frequently and there can be no assurance that the Company will not be subject to audit, inquiry, or investigation with respect to some aspect of its operations. Some of the federal and state laws and regulations are described below under “Clinical Laboratory Operations,” “Anti-Fraud and Abuse Laws,” “The False Claims Act,” “Confidentiality of Health Information” and “Food and Drug Administration”.

Clinical Laboratory Operations

Licensure and Accreditation

The Company operates clinical laboratories in Fort Myers and Tampa, Florida, Nashville, Tennessee and Irvine, California. The laboratories are licensed as required by the states in which they are located. In addition, the laboratories in Fort Myers, Florida and Tennessee are licensed by the State of New York as they accept clinical specimens obtained in New York. All of the NeoGenomics laboratories are certified in accordance with the Clinical Laboratory Improvement Amendments, as amended (“CLIA”). Under CLIA, the U.S. Department of Health and Human Services (“HHS”) establishes quality standards for each category of testing performed by the laboratory. The categories of testing include waived, moderate complexity and high complexity. NeoGenomics’ laboratories are categorized as high complexity. Three of the four site locations for NeoGenomics’ laboratories are also accredited by the College of American Pathologists (“CAP”) and actively participate in CAP’s proficiency testing programs for all tests offered by the Company. Our Tampa, Florida facility is a read-only laboratory and therefore, CAP accreditation is not necessary. Proficiency testing programs require the participating laboratories to test specimens that they receive from the testing entity and return the results. The testing entity, conducting an approved program, analyzes the results returned and provides to the Company a quality control report assessing the results. An important component of a quality assurance program is to establish whether the laboratory’s test results are accurate and valid.

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

Quality of Care

Our mission is to improve patient care through quality cancer genetic diagnostic services. By delivering exceptional service and innovative solutions, we aspire to become America’s premier cancer testing laboratory. The quality of care provided to clients and their patients is of paramount importance to us. We maintain quality control processes, including standard operating procedures, controls, performance measurement and reporting mechanisms. Our employees are committed to providing accurate, reliable and consistent services at all times. Any concerns regarding the quality of testing or services provided by the Company are immediately communicated to NeoGenomics Medical Team, Company management and, if necessary, the Director for Quality Systems, the Compliance Department or Human Resources Department.

Compliance Program

The health care industry is highly regulated and scrutinized with respect to fraud, abusive billing practices and improper financial relationships between health care companies and their referral sources. The Office of the Inspector General of HHS (the “OIG”) has published compliance guidance, including the Compliance Program Guidance for Clinical Laboratories in August of 1998, and advisory opinions. The Company has implemented a Compliance Program which is overseen by our Board of Directors. Its objective is to ensure compliance with the myriad federal and state laws, regulations and governmental guidance applicable to our business. Our program consists of training/education of employees and monitoring and auditing Company practices. The Board of Directors has formed a Compliance Committee of the Board which meets regularly to discuss all compliance-related issues that may affect the Company. The Company continuously reviews its policies and procedures as new regulations and interpretations come to light to comply with applicable regulations. The Director of Compliance reports directly to the Compliance Committee.

Hotline

As part of its Compliance Program, the Company provides a hotline for employees who wish to anonymously or confidentially report suspected violations of our codes of conduct, policies/procedures, or laws and regulations. Employees are strongly encouraged to report any suspected violation if they do not feel the problem can be appropriately addressed through the normal chain of command. The hotline does not replace other resources available to our employees, including supervisors, managers and human resources staff, but is an alternative channel available 24 hours a day, 365 days a year. The hotline forwards all reports to the Director of Compliance who is responsible for investigating, reporting to the Compliance Committee, and documenting the disposition of each report. The hotline forwards any calls pertaining to the financial statements or financial issues to the Chairman of the Audit Committee. The Company does not allow any retaliation against an employee who reports a compliance related issue.

Anti-Fraud and Abuse Laws

The federal laws governing Medicare, Medicaid and other federal health benefits, as well as other state and federal laws, regulate certain aspects of the relationships between health care providers, including clinical laboratories, and their referral sources, including physicians, hospitals, other laboratories and other entities. The federal anti-kickback laws, referred to as the Medicare and Medicaid Anti-Fraud and Abuse Amendments to the Social Security Act (the “Anti-Kickback Statute”), prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce: (i) the referral of an individual for a service for which payment may be made by Medicare and Medicaid or other federal health benefit programs; or (ii) the purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by Medicare, Medicaid or other federal health benefit programs. Violations of federal anti-kickback laws and regulations are punishable as a felony, by civil money penalties, and exclusion from participation in Medicare, Medicaid and other federal health benefit programs. Most states have similar laws with both criminal and civil penalties.

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

The False Claims Act

The Federal False Claims Act prohibits any person or entity from knowingly presenting, or causing to be presented, to the U.S. government, or to a Medicare program contractor, a false or fraudulent claim for payment, or knowingly making or using a false record or statement to have a false claim paid by the government, or conspiring to defraud the U.S. government, or knowingly making or using a false statement to conceal an obligation to pay the government. A violation of the Federal False Claims Act is punishable by a civil penalty of $5,500 to $11,000 plus three times the amount of damages. Private parties may bring an action on behalf of the U.S. Government by filing a qui tam case. The private party, called a relator, is entitled to a share of the proceeds from any recovery or settlement. As most qui tam cases are filed by current or former employees, an effective compliance program plays a crucial role in reducing the Company’s exposure to liability. It is also a criminal offense, under Title 18 U.S. Code, Section 287, for a person or entity to make a claim against the United States or any department or agency, knowing the claim to be false, fictitious or fraudulent. The penalty is imprisonment of not more than five years. The Federal False Claims Act has been an effective enforcement tool for the federal government. Many states have enacted similar false claims acts as well.

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

The American Recovery and Reinvestment Act (“ARRA”) recently enacted the HITECH Act which extends the scope of HIPAA to permit enforcement against business associates for a violation, establishes new requirements to notify the Office for Civil Rights of HHS of a breach of HIPAA, and allows the Attorneys General of the states to bring actions to enforce violations of HIPAA. Rules implementing various aspects of HIPAA are continuing to be developed. With respect to these rules, commencing July 1, 2012, CMS required that all HIPAA-covered entities such as the Company conduct electronic claim submissions and related electronic transactions under a new HIPAA transaction standard called Version 5010. CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission. The new diagnostic code sets are called the ICD-10-CM, and are to be implemented on October 1, 2014. The Company has been aware of these changes for some time, and believes it is prepared to timely adopt the new standards. However, it is expected that these changes, in particular the adoption of new diagnostic codes — which must be provided to us accurately by referring physicians in order for us to receive payment from payers, such as Medicare — will result in a degree of disruption and confusion, which may adversely affect Company operations, including reimbursement rates.

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

Executive Officers of the Company

The following table sets forth certain information regarding our members of the Board of Directors and other executives as of February 15, 2014:

Name	Age	Position
Board of Directors:
Douglas M. VanOort	58	Chairman of the Board of Directors and Chief Executive Officer,
Steven C. Jones	50	Executive Vice President of Finance, Chief Compliance Officer, Board Member
Dr. Michael T. Dent	49	Board Member
Kevin C. Johnson	59	Board Member
Raymond R. Hipp	71	Board Member
William J. Robison	78	Board Member
Other Executives:
George A. Cardoza	52	Chief Financial Officer
Dr. Maher Albitar	58	Chief Medical Officer and Director of Research and Development
Robert P. Gasparini	58	Chief Scientific Officer
Steven A. Ross	49	Chief Information Officer
Robert H. Horel	48	Vice President of Sales and Marketing
Edwin F. Weidig III	44	Director of Finance and Principal Accounting Officer

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

Steven C. Jones – Executive Vice President Finance, Chief Compliance Officer, Board Member

Mr. Jones has served as a director since October 2003, as Executive Vice President of Finance since November 30, 2009, and as Chief Compliance Officer since February 7, 2013. Mr. Jones served as Chief Financial Officer for the Company from October 2003 until November 30, 2009. He is a Managing Director in Medical Venture Partners, LLC, a venture capital firm established in 2003 for the purpose of making investments in the healthcare industry. Mr. Jones is also the founder and Chairman of the Aspen Capital Group and has been President and Managing

Director of Aspen Capital Advisors since January 2001. Prior to that Mr. Jones was a chief financial officer at various public and private companies and was a Vice President in the Investment Banking Group at Merrill Lynch & Co. Mr. Jones received his B.S. degree in Computer Engineering from the University of Michigan in 1985 and his MBA degree from the Wharton School of the University of Pennsylvania in 1991. He also serves as Chairman of the Board of T3 Communications, Inc. and he is a member of the Board of XG Sciences, Inc.

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

Kevin C. Johnson – Board Member

Mr. Johnson is currently serving on the Board of Directors of United Allergy Services, Inc., a private company and ClearPath Diagnostics, a private company. From May 1996 until January 2003, Mr. Johnson was Chairman, Chief Executive Officer and President of DIANON Systems, Inc., a publicly-traded cancer diagnostic services company providing anatomic pathology and molecular genetic testing services to physicians nationwide. During that time, DIANON grew annual revenues from approximately $56 million in 1996 to approximately $200 million in 2002, and DIANON’s market capitalization grew from $45 million to approximately $600 million when it was sold to Laboratory Corporation of America (NYSE: LH) in January of 2003. Prior to joining DIANON in 1996, Mr. Johnson was employed by Quest Diagnostics and Quest’s predecessor, the Life Sciences Division of Corning, Incorporated, for 18 years, and held numerous management and executive level positions.

Raymond R. Hipp – Board Member

Mr. Hipp is a retired senior executive that has been involved in consulting work over the last few years involving mergers and acquisitions as well as being a member of a number of public company boards of directors. From July 1998 until his retirement in June 2002, Mr. Hipp served as Chairman, President and CEO of Alternative Resources Corporation, a provider of information technology outsourcing services. From August 1996 until May 1998, Mr. Hipp was the Chief Executive Officer of ITI Marketing Services, a provider of marketing services. Prior to that, Mr. Hipp held senior executive positions with several other firms. Mr. Hipp has a B.S. from Southeast Missouri State University. Mr. Hipp served on the Board of Directors and on the Audit Committee of Gardner Denver, Inc. (NYSE: GDI), an industrial manufacturing company, for over 14 years.

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

Robert P. Gasparini, M.S. – Chief Scientific Officer

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

Steven A. Ross – Chief Information Officer

Mr. Ross has served as Chief Information Officer since May 2013. Prior to joining the Company, Mr. Ross served as Vice President Technology at Chico’s FAS, Inc. during the period from 2003 to 2013 where he participated in the direction of all information technology resource planning, budgeting, technology associate development coaching and operation initiatives for the $2.5 billion dollar global consumer products company. Mr. Ross has his Bachelor of Science from New Mexico State University.

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

Edwin F. Weidig III – Director of Finance, Principal Accounting Officer

Edwin F. Weidig III has served as Director of Finance and Principal Accounting Officer since January 2012. Mr. Weidig served as the Company’s Corporate Controller from October 2007 until January 2012. Prior to that, from May 2005 to October 2007 he was a Division Controller for Meritage Homes Corporation (NYSE:MTH) in Fort Myers, Florida, and prior to that from January 1999 to May 2005 he worked in public accounting for a local firm in Fort Myers, Florida and for the PricewaterhouseCoopers office in Boston, Massachusetts. Mr. Weidig earned his Bachelor of Science degree in Business Administration from Merrimack College. Mr. Weidig holds an active CPA license with the state of Massachusetts.

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

We May Not Be Able To Implement Our Business Strategies Which Could Impair Our Ability To Continue Operations

Implementation of our business strategies will depend in large part on our ability to (i) attract and maintain a significant number of clients; (ii) effectively provide acceptable products and services to our clients; (iii) develop and license new products and technologies; (iv) obtain adequate financing on favorable terms to fund our business strategies; (v) maintain appropriate internal procedures, policies, and systems; (vi) hire, train, and retain skilled employees and management; (vii) continue to operate despite increasing competition in the medical laboratory industry; (viii) be paid reasonable fees by government payer’s that will adequately cover our costs; (ix) establish, develop and maintain our name recognition; and (x) establish and maintain beneficial relationships with third-party insurance providers and other third-party payers. Our inability to obtain or maintain any or all these factors could impair our ability to implement our business strategies successfully, which could have material adverse effects on our results of operations and financial condition.

We May Be Unsuccessful In Managing Our Growth Which Could Prevent The Company From Operating Profitably

Our growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. To manage our potential growth, we must continue to implement and improve our operational, financial and billing systems and to expand, train and manage our employee base. We may not be able to effectively manage the expansion of our operations and our systems and our procedures or controls may not be adequate to support our operations. Our management may not be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services. Any inability to manage growth could have a material adverse effect on our business, results of operations, potential profitability and financial condition. Part of our business strategy may be to acquire assets or other companies that will complement our existing business. At this time, we are unable to predict whether or when any material transaction will be completed should negotiations commence. If we proceed with any such transaction, we may not be able to effectively integrate the acquired operations with our own operations. We may also seek to finance any such acquisition by debt financings or issuances of equity securities and such financing may not be available on acceptable terms or at all.

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

Management expects that our results of operations may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to: (i) the continued rate of growth, usage and acceptance of our products and services; (ii) demand for our products and services; (iii) the introduction and acceptance of new or enhanced products or services by us or by competitors; (iv) our ability to anticipate and effectively adapt to developing markets and to rapidly changing technologies; (v) our ability to attract, retain and motivate qualified personnel; (vi) the initiation, renewal or expiration of significant contracts with our major clients; (vii) pricing changes by us, our suppliers or our competitors; (viii) seasonality; and (ix) general economic conditions and other factors. Accordingly, future sales and operating results are difficult to forecast. Our expenses are based in part on our expectations as to future revenues and to a significant extent are relatively fixed, at least in the short-term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to our expectations would likely have an immediate adverse impact on our business, results of operations and financial condition. In addition, we may determine from time to time to make certain pricing or marketing decisions or acquisitions that could have a short-term material adverse affect on our business, results of operations and financial condition and may not result in the long-term benefits intended. Furthermore, in Florida, currently our largest referral market for lab testing services, a meaningful percentage of the population, returns to homes in the Northern U.S. to avoid the hot summer months. This combined with the usual summer vacation schedules of our clients usually results in seasonality in our business. Because of all of the foregoing factors, our operating results in future periods could be less than the expectations of investors.

We Depend Substantially Upon Third Parties For Payment Of Services, Which Could Have A Material Adverse Affect On Our Cash Flows And Results Of Operations

The Company’s business consists of a clinical laboratory that provides medical testing services for doctors, hospitals, and other laboratories on patient specimens that are sent to the Company’s laboratory. In the case of some specimen referrals that are received for patients that are not in-patients or out-patients at a hospital or institution or otherwise sent by another reference laboratory, the Company typically bills the patient’s insurance company or a government program for its services. As such it relies on the cooperation of numerous third party payers, including but not limited to Medicare, Medicaid, and various insurance companies, to get paid for performing services on behalf of the Company’s clients and their patients. The amount of such third-party payments is governed by contractual relationships in cases where the Company is a participating provider for a specified insurance company or by established government reimbursement rates in cases where the Company is an approved provider for a government program such as Medicare or Medicaid. However, the Company does not have contractual relationships with some of the insurance companies with whom it deals, nor is it necessarily able to become an approved provider for all government programs. In such cases, the Company is deemed to be a non-participating provider and there is no contractual assurance that the Company will be able to collect the amounts billed to such insurance companies or government programs. Currently, the Company is not a participating provider with some of the insurance companies it bills for its services. Until such time as the Company becomes a participating provider with such insurance companies, there can be no contractual assurance that the Company will be paid for the services it bills to such insurance companies or patients, and such third-parties may change their reimbursement policies for non-participating providers in a manner that may have a material adverse effect on the Company’s cash flow or results of operations. Insurance companies may also try to steer business away from us towards in-network providers by sending letters to physicians and even imposing financial penalties, if they continue to send us business.

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

The market for genetic and molecular testing services is highly competitive and we expect competition to continue to increase. We compete with other commercial clinical laboratories in addition to the in-house laboratories of many major hospitals and physician practices. Many of our existing competitors have significantly greater financial, human, technical and marketing resources than we do. Some physician groups and hospitals have made the decision to internalize testing rather than using an outsourced laboratory such as NeoGenomics and therefore control the referral of their own specimens. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance than our offerings. We may not be able to compete successfully against current and future sources of competition and in such cases, this may have a material adverse effect on our business, results of operations and financial condition.

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

We May Fail To Protect Our Facilities, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

The Company’s operations are dependent in part upon its ability to protect its laboratory operations against physical damage from explosions, fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have an emergency back-up generator in place at its Nashville, Tennessee or Irvine, California laboratory locations that would otherwise mitigate to some extent the effects of a prolonged power outage. The occurrence of any of these events could result in interruptions, delays or cessations in service to clients, which could have a material adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2013, we had cash and cash equivalents of approximately $4.8 million and had approximately $5.7 million of availability under our credit facility with CapitalSource.

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

Healthcare Reform Programs May Impact Our Business And The Pricing We Receive For Our Services.

In March of 2010, health care reform legislation known as the “Patient Protection and Affordable Care Act” was passed into law (the “Affordable Care Act”). The Affordable Care Act contains several provisions that seek to limit Medicare spending in the future. One key provision is the establishment of “Accountable Care Organizations” (“ACO”) under which hospitals and physicians will be able to share savings that result from cost control efforts. We cannot predict what the final business models will be, nor can we predict with certainty the future impact on our business. There is the possibility that these organizations will seek to lower reimbursement for the services we provide and some may potentially restrict access to our services. NeoGenomics may not be able to gain access into certain ACO’s. These changes could have an adverse and material impact on our operations. In furtherance of health care reform and the reduction in health care expenditures, the Affordable Care Act contains numerous provisions to be implemented through 2018. There can be no assurance at this time that the implementation of these provisions will not have a material adverse effect on the business of the Company.

Steps Taken By Government Payers, Such As Medicare And Medicaid To Control The Utilization and Reimbursement Of Healthcare Services, Including Esoteric Testing May Diminish Our Net Revenue

We face efforts by government payers to reduce utilization as well as reimbursement for laboratory testing services. Changes in governmental reimbursement may result from statutory and regulatory changes, retroactive rate adjustments, administrative rulings and other policy changes.

From time to time, Congress has legislated formulas intended to curb the growth of health care spending, and has reduced, delayed, or modified updates to the Medicare Physician Fee Schedule and Clinical Laboratory Fee Schedule. The Physician Fee Schedule assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The Physician Fee Schedule is subject to adjustment on an annual basis. The formula used to calculate the fee schedule conversion factor includes a component known as the Sustainable Growth Rate (“SGR”). The calculation of the SGR would have resulted in significant decreases in payment for most physician services for each year since 2003. However, since that time Congress has intervened repeatedly to prevent these payment reductions, and instead the conversion factor has been increased or frozen for the subsequent year. For example, the American Taxpayer Relief Act of 2012 postponed the SGR reductions through December 31, 2013. On December 26, 2013 the Pathway to SGR Reform Act of 2013 further postponed the payment reductions through March 31, 2014. Decreases in payment will occur in future years unless Congress acts to change the formula used to calculate the fee schedule or continues to legislate modifications to the SGR each year. The payment reduction is currently calculated at 23.7%. In the event that the SGR reductions in the Medicare Physician Fee Schedule are not further modified prospectively, either through continued delays or by modifying the formula to determine the Physician Fee Schedule, the Company could face a material reduction in the Medicare reimbursements it receives for certain of its laboratory tests. Reductions in the Medicare Physician Fee Schedule or the Clinical Laboratory Fee Schedule could have a material adverse effect on our business, operating results, financial condition and prospects.

The Centers for Medicare & Medicaid Services (“CMS”) adopts policies, from time to time, limiting or excluding coverage for certain of the tests that we perform. Likewise, many state governments are under budget pressures and are also considering reductions to their Medicaid fees. Further, Medicare, Medicaid and other third party payers audit for overutilization of billed services. Even though all tests performed by the Company are ordered by our clients, who are responsible for establishing the medical necessity for the tests ordered, the Company may be subject to recoupment of payments, as the recipient of the payments for such tests, in the event that a third party payer such as CMS determines that the tests failed to meet all applicable criteria for payment. When third party payers like CMS revise their coverage policies, our costs generally increase due to the complexity of complying with additional administrative requirements. Furthermore, Medicaid reimbursement and regulations vary by state. Accordingly, we are subject to varying administrative and billing regulations, which also increase the complexity of servicing such programs and our administrative costs. Finally, state budget pressures have encouraged states to consider several courses that may impact our business, such as delaying payments, restricting coverage eligibility, service coverage restrictions and imposing taxes on our services.

CMS has used Palmetto GBA as its contractor in the area of Molecular Diagnostics, or what is more commonly called the MolDx project. Molecular tests must be submitted to Palmetto in order for determination if they will be covered services by the Medicare program. NeoGenomics has received favorable coverage for many of its Molecular tests, however we have also received non-coverage determination for many newer tests. The field of Molecular diagnostics is evolving very rapidly, and clinical studies on many new tests are still underway. NeoGenomics cannot be assured that some of its Molecular tests will ever be covered services by Medicare, nor can we determine when the medical literature will meet the standard for coverage that Palmetto GBA has set.

In recent years, Medicare has encouraged beneficiaries to participate in managed care programs, called “Medicare Advantage” programs, and has encouraged such beneficiaries to switch from the traditional fee-for-service Medicare program to Medicare Advantage programs. This has resulted in rapid growth of health insurance and managed care plans offering Medicare Advantage programs and growth in Medicare beneficiary enrollment in these programs. Also in recent years, many states have increasingly mandated that Medicaid beneficiaries enroll in managed care arrangements. If these efforts continue to be successful, we may experience a further shift of traditional Medicare and Medicaid fee-for-service beneficiaries to managed care programs. As a result, the Company would be required to contract with those private managed care programs in order to be reimbursed for services to their Medicare and Medicaid members. There can be no assurance that the managed care programs and the Company will enter into agreements at rates of payment similar to those the Company realizes from its non-managed care lines of business.

CMS has as part of its regulatory structure the National Correct Coding Initiative (“NCCI”). Recent changes to the language in the NCCI documents appears to contradict earlier guidance. The most recent NCCI document will result in changes in how NeoGenomics will bill both FISH and ImmunoHistochemistry testing. The language relates to what NCCI considers “bundled” services, and will impact the quantity of certain tests that can be billed. NeoGenomics will be forced to reduce the quantity it bills for certain test codes which will lower the overall reimbursement we will receive for that test. While many in the laboratory industry are not in agreement with the determination, there can be no assurance that CMS will make any modifications in the existing language.

We expect the initiatives described above to continue and, if they do, to reduce reimbursements for clinical laboratory services, to impose more stringent cost controls on clinical laboratory services and to reduce utilization of clinical laboratory services. These efforts, including changes in law or regulations that may occur in the future, may each individually or collectively have a material adverse impact on our business, operating results, financial condition and prospects.

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

Third Party Billing Is Extremely Complicated And Results In Significant Additional Costs To Us

Billing for laboratory services is extremely complicated. The customer refers the tests; the payer pays for the tests, and the two may not be the same. Depending on the billing arrangement and applicable law, the Company must bill various payers, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, hospitals and other laboratories, all of which have different billing requirements. Additionally, our billing relationships require us to undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Insurance companies also impose routine external audits to evaluate payments made, which adds further complexity to the billing process.

Among others, the primary factors which complicate our billing practices are:

•	pricing differences between our fee schedules and the reimbursement rates of the payers;

•	changes in carrier rules;

•	disputes with payers as to the party who is responsible for payment; and

•	disparity in coverage and information requirements among various carriers.

We incur significant additional costs as a result of our participation in the Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory services are subject to considerable and complex federal and state regulations. The additional costs we expect to incur include those related to: (1) complexity added to our billing processes and systems; (2) training and education of our employees and clients; (3) implementing compliance procedures and oversight; (4) collections and legal costs; and (5) costs associated with, among other factors, challenging coverage and payment denials and providing patients with information regarding claims processing and services, such as advance beneficiary notices.

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

Tests which are reimbursable from Medicare and other Government payers (State Medicaid programs) accounted for approximately 25%, 36% and 43% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The Medicare program imposes extensive and detailed requirements on diagnostic service providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when the Company submits claims for reimbursement and how we provide specialized diagnostic laboratory services. Our failure to comply with applicable Medicare, Medicaid and other governmental payer rules could result in our inability to participate in a governmental payer program, an obligation to repay funds already paid to us for services performed, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payer program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

Failure To Comply With The HIPAA Security And Privacy Regulations May Increase Our Operational Costs

The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of Protected Health Information (“PHI”) by health plans and healthcare providers, in addition to setting standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including, for example, the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, a patient’s right to access, amend and receive an accounting of certain disclosures of PHI; the content of notices of privacy practices for PHI, and administrative, technical and physical safeguards required of entities that use or receive PHI electronically. We have implemented policies and procedures related to compliance with the HIPAA privacy and security laws regulations, as required by law. The privacy regulations establish a uniform federal standard and do not supersede state laws that may be more stringent. Therefore, we are required to comply with both federal privacy regulations and varying state privacy laws and regulations. The federal privacy regulations restrict our ability to use or disclose individually identifiable patient health information, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant civil fines, criminal penalties, and other sanctions for wrongful use or disclosure of PHI. Although the HIPAA statute and regulations do not expressly provide for a private right of action for damages, the Company could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information. Additionally, the recent amendments to HIPAA provide that the state Attorneys General may bring an action against a covered entity, such as the Company, for a violation of HIPAA. We insure some of our risk with respect to HIPAA security breaches although there could be operational costs associated with HIPAA breaches above our insured limits.

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

We Are Subject To Security Risks Which Could Harm Our Operations

The Health Information Technology for Economic and Clinical Health Act imposed restrictions and penalties on covered entities and their business associates to deter breaches of security. As a result, the remedial actions required, the reporting requirements, and sanctions for a breach are more stringent, especially if the security of the covered entity’s electronic health records system does not conform to certain security standards. The Company’s electronic health records system is periodically modified to meet applicable security standards. Despite the implementation of various security measures by us, our infrastructure may be vulnerable to computer viruses, break-ins and similar disruptive problems caused by our clients or others. Computer viruses, break-ins or other security problems could lead to interruption, delays or cessation in service to our clients. Further, such break-ins, whether electronic or physical could also potentially jeopardize the security of confidential information, including PHI stored in our computer systems as it relates to clients, patients, and other parties connected through us, which may deter potential clients and give rise to uncertain liability to parties whose security or privacy has been infringed. A significant security breach could result in fines, loss of clients, damage to our reputation, direct damages, costs of repair and detection, costs to remedy the breach, and other expenses. We insure some of our risk with respect to security breaches but the occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations and financial condition.

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

No Foreseeable Dividends

We do not anticipate paying dividends on our common stock in the foreseeable future. Rather, we plan to retain earnings, if any, for the operation and expansion of our business. Also our credit agreement limits our ability to pay dividends.

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

The Price Of Our Common stock May Fluctuate Significantly

The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, the per share price of our common stock traded on the NASDAQ Capital Market ranged from $2.39 to $4.20 for the period from January 1, 2013 to December 31, 2013. The price of our common stock could fluctuate significantly for many reasons, including the following:

•	future announcements concerning us or our competitors;

•	regulatory developments and enforcement actions bearing on advertising, marketing or sales;

•	reports and recommendations of analysts and whether or not we meet the milestones and metrics set forth in such reports;

•	gaining or losing large customers or managed care plans;

•	introduction of new products or services;

•	acquisition or loss of significant manufacturers, distributors or suppliers or an inability to obtain sufficient quantities of materials needed to provide our services;

•	quarterly variations in operating results, which we have experienced in the past and expect to experience in the future;

•	business acquisitions or divestitures;

•	changes in governmental or third-party reimbursement practices; and

•	fluctuations in the economy, world political events or general market conditions.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate a regional network of laboratories. All our laboratory facilities are leased and we believe that they are sufficient to meet our needs at existing volume levels and that, if needed, additional space will be available at a reasonable cost. The following table summarizes our laboratory facilities by location:

Location	Purpose	Square footage
Fort Myers, Florida	Corporate headquarters and laboratory	49,014
Irvine, California	Laboratory	26,105
Tampa, Florida	Laboratory	5,875
Nashville, Tennessee	Laboratory	5,400
Plantation, Florida	Courier office	500

Our rapid growth may require securing additional space in 2014.

ITEM 3.	LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business. No material proceedings were terminated in the fourth quarter of 2013.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “NEO”. Set forth below is a table summarizing the high and low sale prices for our common stock during the last two fiscal years.

QUARTER	HIGH SALES PRICE	LOW SALES PRICE
4th Quarter 2013	$4.15	$2.70
3rd Quarter 2013	$4.05	$2.05
2nd Quarter 2013	$4.20	$3.45
1st Quarter 2013	$4.02	$2.40

4th Quarter 2012	$3.10	$2.31
3rd Quarter 2012	$3.20	$1.55
2nd Quarter 2012	$1.78	$1.50
1st Quarter 2012	$1.84	$1.40

The above table is based on a report provided by the NASDAQ Capital Markets and the OTC Markets Group, Inc. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions. All historical data was obtained from the www.nasdaq.com web site.

Holders of Common Stock

As of January 31, 2014, there were 602 stockholders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth and therefore we do not anticipate paying any cash dividends in the foreseeable future. In addition, certain financing agreements entered into by the Company may limit our ability to pay dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans (a)

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”)	4,575,798	$1.18	662,065	(g)
Employee Stock Purchase Plan (“ESPP”)	—	N/A	504,080
Equity compensation plans not approved by security holders (b), (c), (d), (e), (f)	2,425,000	$1.34	—

Total	7,000,798	$1.23	1,166,145

(a)	As of December 31, 2013.
(b)	Includes an outstanding option to purchase 350,000 shares of common stock granted to Robert P. Gasparini, our Chief Scientific Officer, outside the Company’s Equity Incentive Plan on March 12, 2008. The options have an exercise price of $0.80 per share and vests based on the achievement of certain performance milestones. On February 2, 2009, 150,000 of these options were cancelled and a new grant for 150,000 options at an exercise price of $0.62 per share was issued. In the event of a change of control of the Company, all unvested portions of the option will vest in full. Unless sooner terminated pursuant to the terms of the stock option agreement, the option will terminate on March 12, 2015.
(c)	Includes outstanding warrants to purchase 625,000 shares of common stock at an exercise price of $1.05 per share granted to Douglas M. VanOort on March 16, 2009. The warrants vest based on the achievement of certain performance milestones. In the event of a change of control of the Company with a share price in excess of $4.00 per share, all unvested warrants will vest immediately. Unless sooner terminated pursuant to the terms of the warrant agreement, the warrants will terminate on March 15, 2014.
(d)	Includes outstanding options to purchase 800,000 shares of common stock at an exercise price of $1.71 per share granted to Douglas M. VanOort on February 14, 2012. These options vest based on the passage of time. In the event of a change of control of the Company with a share price in excess of $4.00 per share, all unvested options will vest immediately. Unless sooner terminated pursuant to the terms of the stock option agreement, the options will terminate on February 14, 2017.
(e)	Includes outstanding warrants to purchase 450,000 shares of common stock at an exercise price of $1.50 per share granted to Steven C. Jones on May 3, 2011. These warrants vest based on the passage of time and based on the achievement of certain milestones. In the event of a change of control of the Company all unvested warrants will vest immediately. Unless sooner terminated pursuant to the terms of the warrant agreement, the warrants will terminate on May 3, 2017.
(f)	Includes outstanding warrants to purchase 200,000 shares of common stock at an exercise price of $1.43 per share granted to Maher Albitar on January 9, 2012. These warrants vest based on the achievement of certain milestones. In the event of a change of control of the Company with a share price in excess of $4.00 per share, all unvested warrants will vest immediately. Unless sooner terminated pursuant to the terms of the warrant agreement, the warrants will terminate on January 9, 2017.

(g)	The Company’s Equity Incentive Plan was amended and restated on April 16, 2013, and subsequently approved by shareholders holding a majority of the shares outstanding, to allow for the issuance of an aggregate of up to 7,000,000 shares under the plan.

Currently, the Company’s Equity Incentive Plan, as amended and restated on October 31, 2006 and again amended and restated on April 16, 2013 and the Company’s ESPP as Amended and Restated, dated April 16, 2013 are the only equity compensation plans in effect.

Recent Sales of Unregistered Securities

No sales of unregistered securities were made during the quarter ended December 31, 2013.

Comparison of Cumulative Five Year Total Return

We have presented below the cumulative total return to our stockholders of $100 during the period from December 31, 2008, through December 31, 2013 in comparison to the cumulative return on the S&P 500 Index and a customized peer group of 7 companies during that same period. The peer group is made up of Enzo Biochem, Inc., Genomic Health, Inc., Laboratory Corporation of America Holdings, Myriad Genetics, Inc., Quest Diagnostics, Inc., Bio-Reference Laboratories, Inc. and Response Genetics, Inc.

The results assume that $100 (with reinvestment of all dividends) was invested in our common stock, the index and in the peer group and its relative performance tracked through December 31, 2013. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock. The performance graph set forth above shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent that we specifically incorporate such information by reference therein.

Item 6. Selected Financial Data

The following is a summary of our historical consolidated financial data for the periods ended and at the dates indicated below. You are encouraged to read this information together with our audited consolidated financial statements and the related footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

The historical consolidated financial data for the years ended December 31, 2013, 2012, and 2011 (Operating and Other Cash Data) has been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The historical consolidated financial data for the years ended December 31, 2009 and 2010 and as of December 31, 2011 (Balance Sheet Data), has been derived from our audited consolidated financial statements, which are not included in this Annual Report.

We believe that the comparability of our financial results between the periods presented in the table below is significantly impacted by factors which are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.

	Fiscal Years Ended December 31,
	2013	2012	2011	2010	2009
	[In thousands except per share data]
Operating Data:
Net revenues	$66,467	$59,867	$43,484	$34,371	$29,469
Cost of revenue	34,730	33,031	24,056	18,588	14,254

Gross profit	31,737	26,836	19,428	15,783	15,215
Operating expenses	28,563	25,625	19,837	18,746	16,943

Income from operations	3,174	1,211	(409)	(2,963)	(1,728)
Interest and other income(expense)	(989)	(1,146)	(768)	(340)	(515)
Provision for income taxes	152	—	—	—	—

Net income (loss)	$2,033	$65	$(1,177)	$(3,303)	$(2,243)

Net income (loss) per share – Basic	$0.04	$0.00	$(0.03)	$(0.09)	$(0.06)

Net income (loss) per share – Diluted	$0.04	$0.00	$(0.03)	$(0.09)	$(0.06)

Other Cash Data:
Net Cash – Operating activities	$2,227	$(492)	$69	$(2,052)	$(1,500)
Net Cash – Investing activities	$(2,011)	$(3,652)	$(897)	$(916)	$(964)
Net Cash – Financing activities	$2,750	$3,384	$2,359	$2,434	$3,627

	As of December 31,
	2013	2012	2011	2010	2009
	[In thousands]
Balance Sheet Data:
Current Assets	$27,491	$18,581	$13,178	$8,738	$8,520
Property and Equipment	9,694	8,607	6,642	4,839	4,340
Intangible Assets	2,577	2,800	—	—	—
Other Assets	154	83	129	74	85

Total Assets	$39,916	$30,071	$19,949	$13,651	$12,945

Current Liabilities	$14,323	$17,758	$11,444	$9,168	$5,776
Long-Term Liabilities	3,882	3,097	2,608	1,348	1,526

Total Liabilities	18,205	20,855	14,052	10,516	7,302
Stockholders’ Equity	21,711	9,216	5,897	3,135	5,643

Total Liabilities and Stockholders’ Equity	$39,916	$30,071	$19,949	$13,651	$12,945

Working Capital (Deficit)	$13,168	$823	$1,734	$(430)	$2,744

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

Overview

We operate a network of cancer-focused testing laboratories whose mission is to improve patient care through exceptional genetic and molecular testing services. Our vision is to become America’s premier cancer testing laboratory by delivering uncompromising quality, exceptional service and innovative products and services. The Company has laboratory locations in Ft. Myers and Tampa, Florida; Irvine, California; and Nashville, Tennessee, and currently offers the following types of testing services:

a) Cytogenetics testing - the study of normal and abnormal chromosomes and their relationship to disease. Cytogenetic studies are often utilized to answer diagnostic, prognostic and predictive questions in the treatment of hematological malignancies and solid tumors;

b) Fluorescence In-Situ Hybridization (“FISH”) testing - a branch of cancer genetics that focuses on detecting and locating the presence or absence of specific DNA sequences and genes on chromosomes. FISH helps bridge abnormality detection between the chromosomal and DNA sequence levels;

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

d) Immunohistochemistry (“IHC”) testing - the process of identifying cell proteins in a tissue section utilizing the principle of antibodies binding specifically to antigens. Specific surface cytoplasmic or nuclear markers are characteristic of cellular events such as proliferation or cell death (apoptosis). IHC is also widely used to understand the distribution and localization of differentially expressed proteins; and

e) Molecular testing - a rapidly emerging cancer diagnostic tool focusing on the analysis of DNA and RNA, as well as the structure and function of genes at the molecular level. Molecular testing employs multiple technologies including bi-directional Sanger sequencing analysis, DNA fragment length analysis, real-time polymerase chain reaction (“RT-PCR”) RNA analysis and Next-Generation sequencing.

All of these testing services are widely utilized to determine the diagnosis and prognosis of various types and subtypes of cancer and to help predict a patient’s potential response to specific therapies. NeoGenomics offers testing services on both a “tech-only” basis, where NeoGenomics performs the technical component of the testing (specimen set-up, staining, imaging, sorting and categorization of cells, chromosomes, genes or DNA) and the client physician performs the related professional interpretation component (analyzing the laboratory data, viewing the cells, developing the diagnosis or prognosis as well as preparing and writing the final report), as well as on a full service or “global” basis where NeoGenomics performs both the technical component and our medical staff provides the professional interpretation component.

Operating Segment

We have one reportable operating segment that delivers testing services to hospitals, pathologists, oncologists, other clinicians and researchers. Also, at December 31, 2013, all of our services were provided within the United States and all of our assets were located in the United States.

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

We estimate that the United States market for genetic and molecular testing is divided among approximately 400 laboratories. Approximately two thirds of these laboratories are attached to academic institutions and primarily provide clinical services to their affiliated university hospitals and associated physicians. We believe that the remaining one third of the market is quite fragmented and that less than 20 laboratories market their services nationally. We estimate that the top 20 laboratories account for approximately 50% of market revenues for genetic and molecular testing.

We believe that the key factors influencing the rapid market growth for cancer testing include: (i) every year more and more genes and genomic pathways are implicated in the development and/or clinical course of cancer; (ii) cancer is primarily a disease of the elderly - one in four senior citizens is likely to develop some form of cancer during the rest of their lifetime once they turn sixty, and now that the baby boomer generation has started to reach this age range, the incidence rates of cancer are rising; and (iii) increasingly, new drugs are being targeted to certain cancer subtypes and pathways which require companion diagnostic testing. Laboratory tests are needed to identify the type and subtype of cancer and the proper treatment regimen for each individual patient in order to deliver “personalized medicine” to the patient. These factors have driven explosive growth in the development of new genetic and molecular tests. We estimate a $10-12 billion total market opportunity for cancer testing in the United States, about $5-6 billion of which is derived from genetic and molecular testing with the remaining portion derived from more traditional anatomic pathology testing services that are complementary to and often ordered with the genetic and molecular testing services we offer.

Our Focus: Grow, Innovate, Diversify and Get Lean

Grow

Over the last ten years we have grown revenue and test volume at a compound annual growth rate of approximately 70% per year, by delivery uncompromising quality and exceptional service to our clients. All of this growth was organic growth.

We plan to continue growing organically by providing high complexity, cancer-related laboratory testing services to hospitals, community-based pathology practices, and clinicians throughout the United States. We currently perform analyses for hematopoietic cancers such as leukemia and lymphoma (blood and lymphoid tumors) and solid tumor cancers such as breast, lung, colon, and bladder cancer. For hematopoietic cancers, we typically analyze bone marrow aspirate and peripheral blood specimens. For solid tumor cancers, we typically analyze tissue samples or urine.

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

In areas where we do not provide services to community-based pathology practices, we may directly serve oncology, dermatology, urology and other clinician practices that prefer to have a direct relationship with a laboratory for cancer-related genetic and molecular testing services. We typically service these types of clients with a “global” service offering where we perform both the technical and professional components of the tests ordered. Increasingly, however, larger clinician practices have begun to internalize pathology testing services, and our “tech-only” service offering allows these larger clinician practices to also participate in the diagnostic process by performing the professional interpretation services on testing they do not perform in their own laboratory.

We will also look to grow our business through mergers or acquisitions if the right opportunity becomes available. We are focused on opportunities that would be complementary to our menu of services and would be accretive to our earnings in a short timeframe.

Innovate

We are committed to being an innovative leader in oncology testing, and thus we are also focused on innovation. Our goal is to develop new assays to help physician clients better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. During 2013, we introduced approximately 40 new molecular tests and cancer profiles to our molecular testing menu. Our clients have been very receptive to our new molecular offerings and we believe that we have the most comprehensive molecular test menu of any laboratory in the United States. We are also seeing increasing interest in our molecular menu from several Pharmaceutical firms. Molecular testing is a rapidly growing part of oncology testing, which allows us to determine specific subtypes of cancer, as well as predict responses to certain therapeutics by isolating certain genetic mutations in DNA and RNA. We also introduced a number of NeoTYPETM panels that combine multiple molecular tests into panels targeting specific types of cancer to help pathologists and oncologists determine cancer subtypes on difficult cases. We use bi-directional sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitors because we are able to pick up mutations that other methods would not detect. In addition, we are finalizing plans to launch next generation sequencing capabilities for clinical use in March 2014. We believe that we are well-positioned to capitalize on this rapidly growing area.

We are working on developing a proprietary NeoSCORETM Prostate cancer test that is performed on blood plasma and urine rather than on prostate tissue biopsies. There are two goals for this test, to diagnose the presence of cancer in patients with BPH (Benign prostatic hyperplasia) and to distinguish high-grade from low-grade cancer in patients with prostate cancer. We completed a preliminary patient study in June 2013, and the results were recently published in the Genetic Testing and Molecular Biomarkers journal. In addition, we recently completed a follow up study with additional patient samples which confirmed the published preliminary data. We are also expanding our work to include patient samples from outside the United States. While further validation work needs to be completed, we continue to be excited about the potential for this test. We are planning a limited launch of our NeoSCORE test in the second quarter of 2014 and a full launch later in the year.

Our 10 color flow cytometry service offering has been very well received as it provides approximately 60% more data than previous flow cytometry platforms and allows for better operating efficiencies. In addition, over the last year we have vastly improved our immunohistochemistry offering, brought up a new digital imaging platform and launched several new FISH tests including a very promising new test to aid in the diagnosis of Barrett’s Esophagus that we are offering on a semi-exclusive basis. We expect these new tests to drive substantial growth in the future. We also expect to continue to make investments in R&D that will allow us to commercialize a number of new and innovative genetic tests as we move forward.

In January 2012, we entered into a license agreement with Health Discovery Corporation (“HDC”) to license certain Support Vector Machine / Recursive Feature Elimination technology (“SVM-RFE”). We believe SVM-RFE techniques will allow us to combine and analyze data from genomics, proteomics and digital imaging to develop practical, cost-effective and reliable new assays and other proprietary tests. Using this technology, we believe we will be able to offer a whole line of advanced tests that will help physicians better manage the treatment options for cancer patients. We have prioritized the development of better tests for the diagnosis and prediction of clinical behavior in prostate cancer, pancreatic cancer, breast cancer, leukemia/lymphoma and other solid tumors as part of the License Agreement. We intend to launch a test for prostate cancer in 2014. We are also developing a Cytogenetics Interpretation System using the SVM technology that we believe will result in substantial cost savings and open up the opportunity for sub-licensing revenue in future years.

Diversify

Our third focus as we enter 2014 is diversification. In November 2013, we announced an exclusive alliance with Covance Central Laboratories (“Covance”) to provide comprehensive anatomic pathology, histology and specialty laboratory testing services for clinical trials. Covance is the largest contract research organization servicing the needs of the pharmaceutical industry. Through this alliance, Covance’s clients will gain access to fully integrated anatomic pathology and histology (“APH”) services, including immunohistochemistry (“IHC”), fluorescence in-situ hybridization (“FISH”) and molecular testing. Covance will establish a laboratory at NeoGenomics’ Fort Myers, Florida facility and together with NeoGenomics, will provide a full range of APH, tissue based biomarkers and other specialty testing services. The companies will then expand joint capabilities globally at Covance’s central laboratory locations in Shanghai, China; Geneva, Switzerland; and Singapore. As part of the alliance, Covance will have access to NeoGenomics extensive medical and scientific networks, which includes more than 500 pathologists. NeoGenomics gains access to Covance’s broad market reach, established client relationships, and extensive clinical trials experience. We believe this alliance will provide seamless global testing services supporting oncology and companion diagnostics strategies for biopharmaceutical firms around the world. We are currently expanding our facility in Fort Myers, Florida to provide the capacity to grow this partnership with Covance and to provide quality testing for global clinical trials. NeoGenomics has ongoing clinical trials with international pharmaceutical firms and working along with Covance will allow us to work on trials on a global basis.

Get Lean

We are focused on becoming more efficient and reducing our cost per test. Our best practice teams work with our information technology teams to make improvements in efficiencies to our lab processes. We are using information systems and technology to move NeoGenomics further along the path of being a “fully digital lab”, that uses on-line ordering, bar coding, specimen tracking, and other tools to create a streamlined, seamless, and efficient lab. We are also currently undertaking a facility upgrade to our Fort Myers, Florida lab location and we expect this upgrade to increase our efficiencies and reduce our cost per test. As a result of these efforts, our productivity as measured by the number of tests performed per laboratory employee has increased approximately 40% and our average cost of goods sold per test has decreased by 22% since 2010. This has more than offset the 19% reduction in average revenue per test during this period. As a result our gross margin has increased from 45.9% in 2010 to 47.8% in 2013.

The following graph shows our gross margin percentage for each fiscal year from 2010 to 2013, the cumulative change in average revenue per test since the year ended December 31, 2009 for those years and the cumulative change in productivity, as measured by the number of tests performed per laboratory employee, since the year ended December 31, 2009 for those years:

The following chart shows the improvements we have made annually in reducing all of our costs and increasing our Adjusted EBITDA over the last four years:

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

Client Education Programs

We believe we have one of the most extensive client education programs in the genetic and molecular testing industry. We train pathologists how to use and interpret genetic testing services so that they can better interpret technical data and render their diagnosis. Our educational programs include an extensive library of on-demand training modules, online courses, and custom tailored on-site training programs that are designed to prepare clients to utilize our tech-only services. Each year, we also regularly sponsor seminars and webinars on emerging topics of interest in our field. Our medical staff is involved in many aspects of our training programs.

Superior Testing Platforms

We use some of the most advanced testing platforms in the laboratory industry. The use of bi-directional sequencing in our molecular testing allows us to detect multiple mutations which can be missed with single point mutation analysis. Many laboratories rely on more limited kits which only look at single points on a gene. We also expect to launch next generation sequencing in 2014. Our automated FISH and Cytogenetics tools allow us to deliver the highest quality testing to our clients.

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

Geographic Locations

Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on either the West Coast or the East Coast of the United States to service the needs of their customers around the country. We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence. We have four facilities, two large laboratory locations in Fort Myers, Florida and Irvine, California and two smaller laboratory locations in Nashville, Tennessee and Tampa, Florida. Our objective is to “operate one lab with four locations” in order to deliver standardized, high quality, test results. We intend to continue to develop and open new laboratories and/or expand our current facilities as market situations dictate and business opportunities arise.

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

Our critical accounting policies are those where we have made difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

•	Revenue Recognition

•	Accounts Receivable

•	Intangible Assets

•	Stock Based Compensation

•	Deferred taxes

Revenue Recognition

The Company recognizes revenues when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent and revenues are recognized once the diagnostic services have been performed, and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. The Company reports revenues from contracted payers, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. The Company reports revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount estimated to be collected from non-contracted payers is recorded as an allowance to arrive at the reported net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate. The Company records revenues from patient pay tests net of a large discount and as a result recognizes minimal revenue on those tests. The Company regularly reviews its historical collection experience for non-contracted payers and adjusts its expected revenues for current and subsequent periods accordingly. The following table reflects our estimate of the breakdown of net revenue by type of payer for the fiscal years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Medicare and other government	25%	36%	43%
Commercial Insurance	25%	29%	29%
Client	43%	33%	26%
Patient and year-end accrual	7%	2%	2%

Total	100%	100%	100%

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

The following tables present the dollars and percentage of the Company’s gross accounts receivable from customers outstanding by aging category at December 31, 2013 and 2012:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

December 31, 2013

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$2,716,164	11%	$1,728,152	7%	$1,232,594	6%	$581,713	3%	$905,057	4%	$7,163,680	31%
Commercial Insurance	341,364	2%	985,446	4%	740,250	3%	557,269	2%	3,883,242	17%	6,507,571	28%
Medicaid	21,509	0%	75,820	0%	76,713	0%	87,291	0%	285,383	2%	546,716	2%
Medicare	349,224	2%	1,016,452	5%	1,169,982	5%	636,039	3%	3,057,915	13%	6,229,612	28%
Private Pay	8,562	0%	—	—%	11,459	0%	1,661	0%	88,416	0%	110,098	0%
Unbilled Revenue	2,634,940	11%	—	—%	—	—%	—	—%	—	—%	2,634,940	11%

Total	$6,071,763	26%	$3,805,870	16%	$3,230,998	14%	$1,863,973	8%	$8,220,013	36%	$23,192,617	100%

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP December 31, 2012
Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$2,481,019	15%	$1,903,574	11%	$1,824,849	11%	$660,358	4%	$517,784	3%	$7,387,584	44%
Commercial Insurance	913,997	5%	789,529	5%	714,336	4%	590,288	3%	2,496,344	15%	5,504,494	32%
Medicaid	27,664	0%	33,094	0%	59,349	0%	46,358	0%	326,838	3%	493,303	3%
Medicare	836,619	5%	541,790	3%	451,912	3%	291,509	2%	1,350,217	7%	3,472,047	20%
Private Pay	—	0%	8,194	0%	17,339	0%	—	0%	287	0%	25,820	0%
Unbilled Revenue	152,253	1%	—	0%	—	0%	—	0%	—	0%	152,253	1%

Total	$4,411,552	26%	$3,276,181	19%	$3,067,785	18%	$1,588,513	9%	$4,691,470	28%	$17,035,501	100%

The following table represents our allowance balances at each balance sheet date presented and that allowance as a percentage of gross accounts receivable:

	December 31,
	2013	2012	Change
Allowance for doubtful accounts	$4,540,000	$3,002,000	$1,538,000
As a % of total accounts receivable	19.6%	17.6%

For the year-ended December 31, 2013 our allowance for doubtful accounts increased $1.5 million as compared to the year-ended December 31, 2012. The increase is attributed to the overall increase in our accounts receivable balance and our increases in revenue over the previous year. As a percentage of total accounts receivable the allowance for doubtful accounts increased to 19.6% at December 31, 2013 from 17.6% at December 31, 2012. The increase in the percentage of allowance for doubtful accounts as compared to total accounts receivable is attributed to an increase in our cash collection time. Our time to cash collection cycle increased by several factors including:

•	Client billing as a result of the TC Grandfather Clause expiration - The requirement to submit claims to our clients directly, instead of Medicare, has also had an impact on the time it takes for us to collect on the receivables for the tests in question. Medicare typically pays each claim filed within 3 to 4 weeks of filing, however, clients typically get billed only once a month for all claims, and the collection cycle time from clients is generally 30-90 days or more from the time they receive our bill. While we could bill Medicare on a daily basis, many of our hospital clients want only one cumulative bill at the end of the month.

•	Changes in molecular billing around the country - We have seen an increase in denials for Molecular tests from Commercial Insurances with the onset of the analyte specific CPT codes. These can require appeals in order to collect, which increases our time to collect and our billing costs. Also some commercial payers have stopped paying on molecular tests submitted in certain formats.

•	Blue Cross Blue Shield Association (“BCBSA”) reimbursement practices - We are now required to bill each state BCBSA plan for the specimens tested originating from their state and this has added complexity to billing these claims and has resulted in claims being unpaid which previously were paid under the national Blue Card program.

•	Certain FISH panels have been denied by Medicare with requests to see medical records – These require appeals with submittal of additional information in order to get reimbursed.

•	Finally, CMS denied certain FISH codes in error during the fourth quarter - This error was corrected in early January 2014 but it contributed to higher receivables at December 31, 2013.

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

The intangible assets were valued at cost of the assets as we acquired the assets in an arms-length transaction. We present intangible assets net of accumulated amortization in our financial statements. We have three classes of intangible assets and each class of intangible assets is amortized over its estimated service period from service date through the weighted average patent expiration date of each class of patents or the period of economic benefit. We continually review the estimated pattern in which the economic benefits will be consumed and adjust the amortization period and our pattern to match our estimate.

These intangible assets had amortization expense of $223,000 and $182,000 during the years ended December 31, 2013 and 2012, respectively and a net book value of approximately $2.6 million and $2.8 million as of December 31, 2013 and December 31, 2012, respectively. The amortization expense is currently included as a research and development expense in the consolidated statement of operations. We will record all amortization of intangibles in that category until the time that we have products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold.

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. At December 31, 2013, we believe the carrying value of our long-lived assets is recoverable.

Stock Based Compensation

The Company recognizes compensation costs for all share-based payment awards made to employees, non-employee contracted physicians and directors based upon the awards’ grant-date fair value.

For stock options, the Company uses a trinomial lattice option-pricing model to estimate the grant-date fair value of stock option awards, and recognizes compensation cost on a straight-line basis over the awards’ requisite service periods for employees and ratably for non-employees. The Company’s periodic expense is adjusted for actual forfeitures.

See Note B – Summary of Significant Accounting Policies - Stock-Based Compensation and Note G – Stock Options, Stock Purchase Plan and Warrants in the Notes to Consolidated Financial Statements for more information regarding the assumptions used in our valuation of stock-based compensation.

Deferred Taxes

Our accounting for deferred tax consequences represents our best estimate of future events that can be appropriately reflected in accounting estimates. Changes in existing tax laws, regulations, rates and future operating results may impact the amount of deferred tax liabilities and deferred tax assets over time. We allocate our deferred tax asset and liabilities based on the classification of the item creating the deferred or when we believe the deferred will be realized if there is no corresponding item. The valuation allowance is allocated based on the gross deferred tax asset.

The Company recorded a valuation allowance to reduce our deferred tax asset to an amount that we expected to be realized. The Company considers all positive and negative evidence to determine the adequacy of the recorded valuation allowance. The factors included in the analysis are historical and projected future taxable income including expectations of pending contracts and evolving business practices of our industry. If we determine that it is more likely than not that we will be able to use a deferred tax asset in the future in excess of its carrying value, an adjustment to the deferred tax asset valuation allowance would be made to reduce income tax expense.

Results of Operations for the year ended December 31, 2013 as compared with the year ended December 31, 2012

The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the years ended December 31.
	2013	2012
NET REVENUE	100.0%	100.0%
COST OF REVENUE	52.2%	55.2%

GROSS PROFIT	47.8%	44.8%

OPERATING EXPENSES:
General and administrative	26.2%	26.5%
Research and development	3.7%	3.8%
Sales and marketing	13.1%	12.5%

TOTAL OPERATING EXPENSES	43.0%	42.8%

INCOME FROM OPERATIONS	4.8%	2.0%

INTEREST AND OTHER INCOME (EXPENSE) – NET	(1.5)%	(1.9)%

NET INCOME BEFORE INCOME TAXES	3.3%	0.1%

INCOME TAXES	0.2%	0.0%

NET INCOME	3.1%	0.1%

Revenue

Our revenue, requisition and test metrics for the years ended December 31, 2013 and 2012 are as follows:

	FY 2013	FY 2012	% Change
Client Requisitions Received (Cases)	88,431	73,773	19.9%
Number of Tests Performed	137,317	114,606	19.8%
Average Number of Tests/Requisition	1.55	1.55	0.0%

Total Testing Revenue	$66,467,000	$59,867,000	11.0%
Average Revenue/Requisition	$752	$812	(7.4)%
Average Revenue/Test	$484	$522	(7.3)%

Our 11% year-over-year revenue growth is a result of a broad based increase in the number of new clients, including new office locations for our one client with approximately 50 locations. This client represented 15.8 and 14.9% of our total revenue for the years ended December 31, 2013 and 2012, respectively. This client has provided us with a notice of termination of our contract with them effective May 14, 2014. This client has informed us that they plan to internalize a large portion of the tests we currently process for them.

Our average revenue per test and per requisition decrease of approximately 7% was primarily attributable to the expiration of the TC Grandfather clause and a modest impact by an increasing proportion of lower average revenue molecular and immunohistochemistry tests in our test mix.

On February 22, 2012, the Middle Class Tax Relief Act (“MCTRA”) was enacted. The MCTRA included a provision that specified that the Centers for Medicare and Medicaid Services (“CMS”) Technical Component Grandfather Clause (“TC Grandfather”) would expire on June 30, 2012. The TC Grandfather clause had allowed independent laboratories like us to bill Medicare directly for the technical component of certain hospital in-patient and out-patient laboratory tests reimbursable off of the Medicare Physician Fee Schedule for hospitals that had a relationship with an independent pathology lab prior to July 22, 1999. As a result of this regulatory change, since becoming effective July 1, 2012, we are now required to bill hospitals directly for these technical component services. Our hospital clients, however, receive no incremental reimbursement for in-patient tests and only limited incremental reimbursement for out-patient tests. Beginning in the third quarter of 2012, the expiration of the TC Grandfather clause created price competition in approximately 18% of our revenue base, where previously there had been none. This caused an impact to revenue and also directly impacted gross margin and net income by approximately $2.6 million when comparing the year ended December 31, 2013 to the year ended December 31, 2012. The requirement to submit claims to our clients directly, instead of Medicare, has also had an impact on the time it takes for us to collect on the receivables for the tests in question. Medicare typically pays each claim filed within 3 to 4 weeks of filing, however, clients typically get billed only once a month for all claims, and the collection cycle time from clients is generally 30-90 days or more from the time they receive our bill. While we could bill Medicare on a daily basis, many of our hospital clients want only one cumulative bill at the end of the month.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

	For the years ended December 31,
	2013	2012	Change	% Change
Cost of Revenue	$34,730,000	$33,031,000	$1,699,000	5.1%
Cost of Revenue as a % of revenue	52.2%	55.2%		(5.4)%
Gross Profit	$31,737,000	$26,836,000	$4,901,000	18.3%
Gross Profit as a % of revenue	47.8%	44.8%		6.7%
Cost of Revenue per Test	$252.92	$288.21	$(35.29)	(12.2)%
Gross Profit per Test	$231.12	$234.16	$(3.04)	(1.3)%

Overall cost of revenue increased in 2013 due to the increases in our testing volumes. The decline in cost of revenue per test for these periods was the result of several factors, including:

•	Improved productivity in our laboratory, as we experienced an increase in the amount of tests processed per laboratory FTE (full time equivalent personnel). This was driven by improved capacity planning and utilization along with several process improvements in the laboratory.

•	We experienced a reduction in test send-outs to other laboratories as a result of our expanded Molecular test services menu and a reduction in our contract labor due to our expanded medical staff.

•	We were able to decrease our logistics cost through internalizing certain courier routes that were previously serviced by contract courier services.

•	Our supplies cost as a percentage of revenue declined based on efforts made to reduce price from certain key vendors and efforts by the best practice teams to reduce any supply waste.

Our best practice teams work closely with our Information Technology team to re-design our systems and processes to improve efficiencies. We continue to focus on improving our laboratory operations in order to continue to drive further improvements in our cost per test. We believe that we will continue to see a reduction in average cost per test in future periods based on the activities of our best practices teams.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the years ended December 31.
	2013	2012	Change	% Change
Sales and marketing	$8,726,000	$7,501,000	$1,225,000	16.3%
As a % of revenue	13.1%	12.5%

The approximate 16% increase in sales and marketing for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily the result of increased headcount in our sales organization and all associated costs related to those personnel and commissions increased.

We expect our overall sales and marketing expenses to increase modestly in 2014. We also anticipate adding additional sales representatives in 2014.

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

	For the years ended December 31.
	2013	2012	Change	% Change
General and administrative	$17,397,000	$15,843,000	$1,554,000	9.8%
As a % of revenue	26.3%	26.5%

General and administrative expenses increased approximately 10%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase is primarily a result of adding information technology and billing personnel to support the increase in our testing volumes as well as health and business insurance costs, depreciation and increases in other professional fees.

Bad debt expense, in dollars, decreased by approximately 8%, or $0.3 million to $2.8 million for the year ended December 31, 2013 as compared to $3.1 million for the year ended December 31, 2012. Bad debt as a percentage of revenue decreased to 4.2% for the year ended December 31, 2013 from 5.1% of revenue for the year ended December 31, 2012. This decline was the result of changes in our payer mix, resulting in more client billing, which historically has less bad debt than patient or insurance billing.

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

	For the years ended December 31.
	2013	2012	Change	% Change
Research and development	$2,440,000	$2,281,000	$159,000	7.0%
As a % of revenue	3.7%	3.8%

The increase in research and development expenses is primarily a result of increased stock compensation expense. R&D expenses for the year ended December 31, 2013, included $252,000 and $231,000 of stock based compensation expenses for non-employee options and warrants as compared to $151,000 and $135,000 for the comparable period in 2012. We anticipate an ongoing investment in research and development as we develop new genetic tests.

Interest and Other (Income) Expense

Interest and other income and expense primarily represents the interest expense we incur on our borrowing arrangements, primarily comprised of interest payable on advances under our revolving credit facility with Capital Source and interest paid on capital lease obligations offset by the interest income we earn on cash deposits. Interest expense decreased from approximately $1.15 million in 2012 to $1.0 million in 2013, reflecting lower borrowings, particularly related to our revolving credit facility and partially offset by an increase in capital lease obligations as we acquired additional equipment to support our increasing volume of business.

Net Income

The following table provides the net income for each period along with the computation of basic and diluted net income per share for the year ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	Years Ended December 31,
	2013	2012
Net income	$2,033	$65

Basic weighted average shares outstanding	48,263	45,027
Effect of potentially dilutive securities	4,512	3,688

Diluted weighted average shares outstanding	52,775	48,715

Basic net income per share	$0.04	$0.00

Diluted net income per share	$0.04	$0.00

Non-GAAP Measures

“Adjusted EBITDA” is defined by NeoGenomics as net income from continuing operations before (i) interest expense, (ii) tax expense and therapeutic discovery tax grants, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation and warrant amortization expense and (v) other extraordinary or non-recurring charges, such as the costs related to moving our California facility. NeoGenomics believes that Adjusted EBITDA provides a more consistent measurement of operating performance and trends across reporting periods by excluding these cash and non-cash items of expense not directly related to ongoing operations from income. Adjusted EBITDA also assists investors in performing analysis that is consistent with financial models developed by research analysts.

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

The following is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA for the years ending December 31, 2013 and 2012:

	For the years ended December 31,
	2013	2012
Net income (Per GAAP)	$2,033,000	$65,000

Adjustments to Net Income:
Interest expense (income), net	989,000	1,146,000
Amortization of intangibles	223,000	182,000
Income taxes	152,000	—
Depreciation of property and equipment	4,189,000	3,637,000

EBITDA (non-GAAP)	7,586,000	5,030,000

Further Adjustments to EBITDA:
Other non-recurring items	—	170,000
Non-cash stock-based compensation	929,000	798,000

Adjusted EBITDA (non-GAAP)	$8,515,000	$5,998,000

Results of Operations for the year ended December 31, 2012 as compared with the year ended December 31, 2011

The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the years ended December 31.
	2012	2011
NET REVENUE	100.0%	100.0%
COST OF REVENUE	55.2%	55.3%

GROSS PROFIT	44.8%	44.7%

OPERATING EXPENSES:
General and administrative	26.5%	28.3%
Research and development	3.8%	1.3%
Sales and marketing	12.5%	16.0%

TOTAL OPERATING EXPENSES	42.8%	45.6%

INCOME (LOSS) FROM OPERATIONS	2.0%	(0.9)%
INTEREST AND OTHER INCOME (EXPENSE) – NET	(1.9)%	(1.8)%

NET INCOME (LOSS) BEFORE INCOME TAXES	0.1%	(2.7)%

INCOME TAXES	0.0%	0.0%

NET INCOME (LOSS)	0.1%	(2.7)%

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

Our approximate 38% year-over-year revenue growth is a result of a broad based increase in the number of new clients, including one new client with approximately 50 locations, and the further penetration of existing clients in 2012. Our average revenue/test decrease of approximately 8% was primarily attributable to the expiration of the TC Grandfather clause. As a result of this regulatory change, effective July 1, 2012, we are not able to bill Medicare directly for the technical component of certain hospital in-patient and out-patient laboratory tests and now must bill our hospital clients directly for such services, and are often reimbursed at lower rates than what we received from Medicare. Average revenue per test and per requisition was also modestly impacted by an increasing proportion of lower average revenue molecular and immunohistochemistry tests in our test mix.

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

Overall cost of revenue increased in 2012 due to the large increases in our testing volumes. The decline in cost of revenue per test for these periods was the result of improved productivity in our laboratory, as we experienced an increase in the amount of tests processed per laboratory FTE (full time equivalent personnel). This was driven by improved capacity planning and utilization along with several process improvements in the laboratory. We also experienced a reduction in test send-outs to other laboratories as a result of our expanded Molecular test services menu and a reduction in our contract labor due to our expanded medical staff. We also saw rapid growth in lower cost molecular tests.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the years ended December 31.
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

	For the years ended December 31.
	2012	2011	Change	% Change
General and administrative	$15,843,000	$12,331,000	$3,512,000	28.5%
As a % of revenue	26.5%	28.3%

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

Bad debt expense increased by approximately 19%, or $0.5 million to $3.1 million for the year ended December 31, 2012 as compared to $2.6 million for the year ended December 31, 2011. This increase was primarily a result of the 37.7% increase in revenue partially offset by a decrease in bad debt as a percentage of revenue. Bad debt as a percentage of revenue decreased to 5.10% for the year ended December 31, 2012 from 5.90% of revenue for the year ended December 31, 2011. This decline was the result of managed care contracts we entered into during the year and changes in our payer mix, resulting in more client billing, which historically has less bad debt than patient or insurance billing.

Research and Development Expenses

Research and development (R&D) expenses relate to cost of developing new proprietary and non-proprietary genetic tests. R&D expenses consist of payroll for our R&D staff, supplies cost, stock compensation expense, as well as cost related to our licensing agreement with Health Discovery Corporation, including amortization of the licensed technology.

	For the years ended December 31.
	2012	2011	Change	% Change
Research and development	$2,281,000	$543,000	$1,737,000	319.8%
As a % of revenue	3.8%	1.3%

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

Interest and Other (Income) Expense

Interest and other income and expense primarily represents the interest expense we incur on our borrowing arrangements, primarily comprised of interest payable on advances under our revolving credit facility with Capital Source and interest paid on capital lease obligations offset by the interest income we earn on cash deposits. Interest expense increased from approximately $0.8 million in 2011 to $1.15 million in 2012, reflecting higher borrowings, particularly related to our revolving credit facility and capital lease obligations as we acquired additional equipment to support our increasing volume of business.

Net Income (Loss)

The following table provides the net income (loss) for each period along with the computation of basic and diluted net income (loss) per share for the year ended December 31, 2012 and 2011(in thousands, except per share amounts):

	Years Ended December 31,
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

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the years ending December 31, 2012 and 2011:

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

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2013 and 2012 as well as the period ending cash and cash equivalents and working capital.

	For the years ended December 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$2,227,000	$(492,000)
Investing activities	(2,011,000)	(3,652,000)
Financing activities	2,750,000	3,384,000

Net increase (decrease) in cash and cash equivalents	2,966,000	(760,000)
Cash and cash equivalents, beginning of period	1,868,000	2,628,000

Cash and cash equivalents, end of period	$4,834,000	$1,868,000

Working Capital (1), end of period	$13,168,000	$823,000

(1)	Defined as current assets less current liabilities.

During the year ended December 31, 2013, our operating activities provided approximately $2.2 million of cash compared with $0.5 million of cash used in the comparable period in 2012. This increase in cash provided from operations was primarily the result of our increased profitability partially offset by increases in our accounts receivable balance. Our accounts receivable balance has increased as a result of our 11% revenue growth during the year ended December 31, 2013. Aside from our growth, four other factors have contributed to the increase in our accounts receivable balance. First, during the fourth quarter we began our transition to a new Billing system. This conversion required a tremendous amount of time and effort by our Billing team in order to do testing and quality control on the new system. The front-end section of our Billing department that sends out initial claims fell behind during the fourth quarter of 2013 and there was an increase in the backlog of unbilled claims. This unbilled backlog is being actively worked and we expect it to decline in the first quarter of 2014. Second, the expiration of the TC Grandfather clause on June 30, 2012 which now requires us to bill clients for the technical component of our certain testing services was a factor, whereas previously we were able to bill Medicare directly for such services. Historically, Medicare is a much faster payer than our hospital clients, and this change has contributed to the increase in our receivables. Third, policy changes made by the BCBSA to the Blue Card program increased our accounts receivable as it made it more complicated to receive payment from each of the various Blue Cross plans in each state and to receive out of network payments from patients. Finally, an increase in denials for Molecular and FISH testing has required our billing team to file more appeals than ever before. While many appeals have been successful to date, it does lengthen the time it takes to collect on these receivables.

Cash used in investing activities in 2013 of $2.0 million arose from the purchase of computer and laboratory equipment, tenant improvements, externally developed software interfaces and internally developed software.

Cash used in investing activities in 2012 arose from the following:

•	On January 6, 2012, we entered into a Master License Agreement (the “License Agreement”) with HDC (See Note E to the Notes to Consolidated Financial Statements). Upon the execution of the License Agreement, we paid HDC $1.0 million in cash and issued to HDC 1,360,000 shares of our common stock which had a market value of $1.95 million using the closing price of $1.43 per share for our common stock as quoted on the OTCQB Market on January 6, 2012. We have recorded this transaction as a purchase of intangible assets.

•	We have also used approximately $2.6 million in cash to purchase or develop property and equipment. Approximately half of this was related to our new laboratory facility in Irvine, California and the remaining amounts were primarily for externally developed software interfaces and to a lesser extent small equipment purchases which could not be leased and internally developed software.

Cash generated by financing activities in 2013 was the result of equity raise completed in March 2013 for $9.2 million partially offset by pay-downs on the revolving credit facility. The cash generated by financing activities in 2012 arose primarily from net borrowings of approximately $4.6 million under our credit facility. Those borrowings were necessary because of growth in our receivables.

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

On January 24, 2014 the Borrower and CapitalSource entered into a Third Amendment (the “Third Amendment”) to the Amended and Restated Credit Agreement. The terms of the Third Amendment amended the Annex I of the credit agreement to delete the definition of Cash Velocity Percentage in its entirety and to replace it with the following:

Cash Velocity Percentage – shall mean (a) 80% for the period beginning December 31, 2012 and ending on March 31, 2013, (b) 75% for the period beginning December 1, 2013 and ending on March 31, 2014 and (c) 87.5% at all other times.

We believe we are in compliance with all covenants to the Credit Facility.

We had unrestricted cash on hand of $4.8 million as of December 31, 2013, along with the $5.7 million unused portion of our credit line. As such, we believe we have adequate resources to meet our operating commitments.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2013 (in thousands):

	FY 2014 ($)	FY 2015 ($)	FY 2016 ($)	FY 2017 ($)	FY 2018 & Thereafter ($)	Total ($)
Capital Leases	3,162	1,755	1,181	420	204	6,722
Operating Leases	939	754	526	334	—	2,553

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $6.0 million to $7.0 million of additional capital equipment during the next year. We plan to fund these expenditures with capital lease financing arrangements, cash, and through bank loan facilities. If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined they will not have a material impact on our consolidated financial statements or do not apply to our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade instruments which are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

We do have exposure to both rising and falling interest rates on our Revolving Credit Facility with CapitalSource Bank. At December 31, 2013, advances of approximately $4.3 million under our Revolving Credit Facility Agreement with CapitalSource Bank were subject to interest charges based on the 12 month LIBOR rates plus 3.25% and the LIBOR rate is capped at a minimum of 1%.

As such a one percentage point increase in LIBOR rates would increase our monthly interest expense by $3,500 and a decrease from current LIBOR rates would have no impact on our monthly interest expense as LIBOR is currently less than the 1% Cap on the agreement.

See Note J to the Consolidated Financial Statements contained herein for information on our revolving credit facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoGenomics, Inc.:

We have audited the accompanying consolidated balance sheets of NeoGenomics, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeoGenomics, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, NeoGenomics, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/ Kingery & Crouse, PA

Certified Public Accountants

Tampa, FL

February 24, 2014

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2013 and 2012

In thousands, except share amounts

	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,834	$1,868
Accounts receivable (net of allowance for doubtful accounts of $4,540 and $3,002, respectively)	18,653	14,034
Inventories	2,301	1,859
Deferred income tax asset, net	588	—
Other current assets	1,115	820

Total current assets	27,491	18,581

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $14,478 and $10,289 respectively)	9,694	8,607

INTANGIBLE ASSETS (net of accumulated amortization of $405 and $182, respectively)	2,577	2,800

OTHER ASSETS	154	83

TOTAL ASSETS	$39,916	$30,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,177	$3,611
Accrued compensation	2,337	2,808
Accrued expenses and other liabilities	741	669
Short-term portion of equipment capital leases	2,786	2,212
Revolving credit line	4,282	8,458

Total current liabilities	14,323	17,758

LONG TERM LIABILITIES
Long-term portion of equipment capital leases	3,294	3,097
Deferred income tax liability, net	588	—

Total long term liabilities	3,882	3,097

TOTAL LIABILITIES	18,205	20,855

COMMITMENTS AND CONTINGENCIES (SEE NOTE H)

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 49,118,373 and 45,280,280 shares issued and outstanding at December 31, 2013 and 2012, respectively)	49	45
Additional paid-in capital	42,200	31,742
Accumulated deficit	(20,538)	(22,571)

Total stockholders’ equity	21,711	9,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,916	$30,071

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

In thousands, except per share amounts

	2013	2012	2011
NET REVENUE	$66,467	$59,867	$43,484

COST OF REVENUE	34,730	33,031	24,056

GROSS MARGIN	31,737	26,836	19,428

OPERATING EXPENSES
General and administrative	17,397	15,843	12,331
Research and development	2,440	2,281	543
Sales and marketing	8,726	7,501	6,963

Total operating expenses	28,563	25,625	19,837

INCOME (LOSS) FROM OPERATIONS	3,174	1,211	(409)

INTEREST AND OTHER INCOME / (EXPENSE) - NET	(989)	(1,146)	(768)

INCOME (LOSS) BEFORE TAXES	2,185	65	(1,177)

INCOME TAXES	152	—	—

NET INCOME (LOSS)	$2,033	$65	$(1,177)

NET INCOME (LOSS) PER SHARE - Basic	$0.04	$0.00	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic	48,263	45,027	42,758

NET INCOME (LOSS) PER SHARE - Diluted	$0.04	$0.00	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Diluted	52,775	48,715	42,758

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

In thousands, except share amounts

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2010	37,424,423	$37	24,557	(21,459)	3,135
Common stock issuance ESPP plan	122,401	—	153	—	153
Transaction fees and expenses	—	—	(41)	—	(41)
Issuance of stock for stock options	382,500	—	367	—	367
Issuance of stock for warrants	3,365,209	4	(4)	—	—
Issuance of restricted shares	120,000	—	—	—	—
Issuance of common stock for cash, net	2,001,667	2	3,000		3,002
Stock compensation expense - warrants	—	—	83	—	83
Stock compensation expense – restricted stock	—	—	90	—	90
Stock compensation expense - options	—	—	285	—	285
Net loss	—	—	—	(1,177)	(1,177)

Balances, December 31, 2011	43,416,200	43	28,490	(22,636)	5,897

Common stock issuance ESPP plan	56,805	—	89	—	89
Transaction fees and expenses	—	—	(38)	—	(38)
Issuance of stock for stock options	197,209	—	198	—	198
Issuance of stock for warrants	250,066	—	262	—	262
Issuance of common stock for intangibles	1,360,000	2	1,943	—	1,945
Stock compensation expense - warrants	—	—	223	—	223
Stock compensation expense - options	—	—	575	—	575
Net income	—	—	—	65	65

Balances, December 31, 2012	45,280,280	45	31,742	(22,571)	9,216

Common stock issuance ESPP plan	76,595	—	230	—	230
Transaction fees and expenses	—	—	(1,037)	—	(1,037)
Issuance of stock for stock options	438,998	1	371	—	372
Issuance of common stock for cash	3,322,500	3	9,965	—	9,968
Stock compensation expense - warrants	—	—	263	—	263
Stock compensation expense - options	—	—	666	—	666
Net income	—	—	—	2,033	2,033

Balances, December 31, 2013	49,118,373	$49	$42,200	$(20,538)	$21,711

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

In thousands

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,033	$65	$(1,177)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	4,189	3,636	2,085
Amortization of intangibles	223	182	—
Amortization of debt issue costs	49	38	40
Stock based compensation – options	666	575	285
Stock based compensation – warrants and restricted stock	263	223	173
Provision for bad debts	2,797	3,053	2,567
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(7,416)	(9,192)	(5,226)
(Increase) decrease in inventories	(442)	(657)	(315)
(Increase) decrease in other assets	(71)	46	(55)
(Increase) decrease in other current assets	(932)	96	25
Increase (decrease) in accounts payable and other liabilities	868	1,443	1,667

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,227	(492)	69

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	—	(1,037)	—
Purchases of property and equipment	(2,011)	(2,615)	(897)

NET CASH USED IN INVESTING ACTIVITIES	(2,011)	(3,652)	(897)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) from/to revolving credit facility	(4,177)	4,560	456
Restricted cash	—	500	—
Repayment of capital lease obligations	(2,606)	(2,187)	(1,579)
Issuance of common stock and warrants for cash , net of transaction expenses	9,533	511	3,482

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,750	3,384	2,359

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,966	(760)	1,531

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,868	2,628	1,097

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,834	$1,868	$2,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,073	$1,108	$735

Income taxes paid	$17	—	—

Equipment leased under capital leases	$3,249	$2,782	$2,950

Common stock issued for intangible asset purchase	$—	$1,945	$—

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

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We believe we have adequate resources, such as cash on-hand, availability under our revolving credit facility, and access to capital under our shelf registration to meet our operating commitments for the next twelve months. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs

Advertising costs are expensed at the time they are incurred and are not material for the years ended December 31, 2013, 2012 and 2011, respectively.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D expenses consist of cash and equity compensation and benefits for R&D personnel, amortization of intangibles, supplies, inventory and payment for samples to complete validation studies. These expenses were incurred to develop new genetic tests.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts, which is estimated based on the aging of accounts receivable with each payer category and the historical data on bad debts in these aging categories. In addition, the allowance is adjusted periodically for other relevant factors, including regularly assessing the state of our billing operations in order to identify issues which may impact the collectability of receivables or allowance estimates. Revisions to the allowance are recorded as an adjustment to bad debt expense within general and administrative expenses. After appropriate collection efforts have been exhausted, specific receivables deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the allowance. Our estimates of net revenue are subject to change based on the contractual status and payment policies of the third party payers with whom we deal. We regularly refine our estimates in order to make our estimated revenue as accurate as possible based on our most recent collection experience with each third party payer.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows

For purposes of the statements of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments and Concentrations of Credit Risk

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, amounts outstanding under our revolving credit facility, and other current assets and liabilities are considered reasonable estimates of their respective fair values due to their short-term nature. The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2013, its concentration of credit risk related to cash and cash equivalents was not significant. The carrying value of the Company’s long-term capital lease obligations approximates its fair value based on the current market conditions for similar instruments.

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients and geographies to which the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the years ended December 31, 2013, 2012 and 2011, a large oncology practice with multiple locations accounted for 15.8%, 14.9% and 11.3% respectively, of total revenue. This client has provided us with a notice of termination with our contract with them effective May 14, 2014. This client has informed us that it plans to internalize a large portion of the tests we currently process for them. All other clients were less than 5% of total revenue individually. For the years ended December 31, 2013, 2012 and 2011, revenue derived from the State of Florida accounted for 30.6%, 33.6% and 32.9%, respectively, of total revenue.

The Company orders the majority of its FISH probes from one vendor and as a result of their dominance of that marketplace and the absence of any competitive alternatives, if they were to have a disruption and not have inventory available it could have a material effect on our business. This risk cannot be completely offset due to the fact that they have patent protection which limits other vendors from supplying certain of these probes.

Inventories

Inventories, which consist principally of testing supplies, are valued at the lower of cost or market, using the first-in, first-out method (FIFO).

Other Current Assets

As of December 31, 2013 and 2012, other current assets consist of prepaid expenses of approximately $1,115,000 and $820,000, respectively.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets with finite useful lives are recorded at cost, less accumulated amortization. Amortization is recognized over the estimated useful lives of the assets. We have three classes of intangible assets and each class of intangible assets is amortized over its estimated service period from service date through the weighted average patent expiration date of each class of patents or the period of economic benefit. We periodically review the estimated pattern in which the economic benefits will be consumed and adjust the amortization period and pattern to match our estimate. The Company’s intangible assets are related to our license agreement with Health Discovery Corporation.

Recoverability and Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets if events or changes in circumstances indicate the assets may be impaired. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. No impairment loss was recognized in the fiscal year ended December 31, 2013. We believe the carrying values of our long-lived assets are recoverable at December 31, 2013.

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

We quarterly evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions, if deemed necessary. We follow a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements. As of December 31, 2013, 2012 and 2011, we do not believe we had any significant uncertain tax positions nor did we have any provision for interest or penalties related to such positions.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – PROPERTY AND EQUIPMENT, NET

Property and equipment (in thousands) consisted of the following at December 31, 2013 and 2012:

	2013	2012	Estimated Useful Lives in Years
Equipment	$13,848	$11,463	3-7
Leasehold improvements	2,258	1,907	2-5
Furniture & fixtures	1,087	709	7
Computer hardware	2,680	1,926	3
Computer software	3,265	2,547	2-3
Assets not yet placed in service	1,034	344	—

Subtotal	24,172	18,896
Less accumulated depreciation and amortization	(14,478)	(10,289)

Property and equipment, net	$9,694	$8,607

Depreciation expense on property and equipment, including leased assets in each period was as follows (in thousands):

	For the years ended December 31,
	2013	2012	2011
Depreciation expense	4,189	3,636	2,085

These amounts are included as part of our Statement of Operations in Cost of Revenue as well as General and Administrative Expenses with the majority of the expense being classified as Cost of Revenue.

Property and equipment under capital leases (in thousands), included above, consists of the following at December 31, 2013 and 2012:

	2013	2012
Equipment	$7,885	$6,373
Furniture & fixtures	575	212
Computer hardware	1,607	1,222
Computer software	306	132
Leasehold Improvements	134	134
Assets not yet placed in service	—	—

Subtotal	10,507	8,073
Less accumulated depreciation and amortization	(5,038)	(3,910)

Property and equipment under capital leases, net	$5,469	$4,163

NOTE D – INTANGIBLE ASSETS

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

If we have not generated $5.0 million of net revenue from products, services and sublicensing arrangements pursuant to the License Agreement by January 5, 2017, HDC may, at its option, revoke the exclusivity with respect to any one or more of the Initial Licensed Products, subject to certain conditions.

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

Intangible assets as of December 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	Weighted Average Amortization Period	December 31, 2013
		COST	Accumulated Amortization	Net
Support Vector Machine (SVM) technology	108 months	$500	$112	$388

Laboratory developed test (LDT) technology	164 months	$1,482	$188	$1,294

Flow Cytometry and Cytogenetics technology	202 months	$1,000	$105	$895

Total		$2,982	$405	$2,577

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Amortization Period	December 31, 2012
		COST	Accumulated Amortization	Net
Support Vector Machine (SVM) technology	108 months	$500	$56	$444

Laboratory developed test (LDT) technology	164 months	$1,482	$81	$1,401

Flow Cytometry and Cytogenetics technology	202 months	$1,000	$45	$955

Total		$2,982	$182	$2,800

We recorded straight-line amortization expense of intangibles as a research and development expense in the consolidated statement of operations in each period is as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Amortization of intangible assets	223	182	—

We will record all amortization of intangibles in that category until the time that we have products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2013 is as follows (in thousands):

Years Ending December 31,
2014	$223
2015	223
2016	223
2017	223
2018	223
Thereafter	1,462

Total	$2,577

NOTE E – INCOME TAXES

We recognized income after permanent differences and net taxable income of approximately $3,100,000 and $4,200,000, respectively in 2013, however no provision for regular federal income taxes has been recorded in the accompanying consolidated statement of operations because we used net operating loss carry forwards to fully offset taxes that would otherwise be due, and because the deferred income tax assets arising from these net operating loss carry forwards had previously been fully reserved. A current provision for Alternate Minimum Taxes (“AMT”) has been created in the current year, but this amount also creates a deferred tax asset of the same amount.

In a similar manner, we recognized taxable income after permanent differences and net taxable income of approximately $1,000,000 and $1,300,000, respectively in 2012, however no provision for income taxes was recorded in the accompanying consolidated statement of operations because we used net operating loss carry forwards to fully offset taxes that would otherwise be due, and because the deferred income tax assets arising from these net operating loss carry forwards had previously been fully reserved. In 2011, we recognized a loss after permanent differences and a minimal amount of taxable income, which amount was reduced to zero through the utilization of net operating loss carry forwards.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013 and 2012, we had combined federal and state net operating loss carry forwards of approximately $4.6 million and $13.6 million, respectively. The significant difference between these amounts and our accumulated deficit arises primarily from certain stock based compensation that has historically been considered to be a permanent difference. Assuming our net operating loss carry forwards are not disallowed because of certain “change of control” provisions of the Internal Revenue Code, these net operating loss carry forwards expire in various years through the year ending December 31, 2031. However we have established a valuation allowance to fully reserve our deferred income tax assets as such assets did not meet the required asset recognition standard established by ASC Topic 740. Our valuation allowance decreased by approximately $560,000 during the year ended December 31, 2013.

Significant components of the provision for income taxes for the year ended December 31, 2013 is as follows (in thousands):

2013
Current:
Federal	93
State	59

Total Current Provision	152

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the year ended December 31, 2013 is as follows:

2013
Federal Statutory Tax Rate	34.00%
State Income Taxes, net of Federal Income Tax Benefit	1.77%
Non-deductible meals and entertainment	1.89%
Non-deductible stock options and warrants	14.45%
Other, net	0.26%
Valuation allowance	(45.44)%

Effective Tax Rate	6.93%

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013 and 2012, our current and non-current deferred income tax assets and liabilities consisted of the following (in thousands):

	2013	2012
Current deferred income tax assets:
Allowance for doubtful accounts	$1,741	$1,151
Accrued vacation	243	255
AMT credit	93	—
Other	30	51

Subtotal	2,107	1,457

Less valuation allowance	(1,519)	(1,457)

Total Net Current Deferred Income Tax Assets	$588	$—

Non-Current deferred income tax assets (liabilities):
Net operating loss carry-forwards	$1,240	$2,752
Accumulated depreciation and amortization	(933)	(1,243)

Subtotal	307	1,509

Less valuation allowance	(895)	(1,509)

Total Net Non-current Deferred Income Tax Liability	(588)	—

Net Deferred Income Tax Asset / (Liability)	$—	$—

We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. For federal and state purposes, we have open tax years from the tax year ending December 31, 2003 to December 31, 2012. We are not currently subject to any ongoing income tax examinations.

NOTE F – NET INCOME (LOSS) PER SHARE

The following table provides the computation of basic and diluted net income (loss) per share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$2,033	$65	$(1,177)

Basic weighted average shares outstanding	48,263	45,027	42,758
Effect of potentially dilutive securities	4,512	3,688	—

Diluted weighted average shares outstanding	52,775	48,715	42,758

Basic net income (loss) per share	$0.04	0.00	$(0.03)

Diluted net income (loss) per share	$0.04	0.00	$(0.03)

For the year ended December 31, 2013 there were 341,000 options and no warrants excluded from the calculation of diluted earnings per share as anti-dilutive. For the year ended December 31, 2012 there were no outstanding options or warrants excluded from the calculation of diluted earnings per share as anti-dilutive, as the exercise prices of all outstanding options and warrants were less than the average market price of the Company’s common stock for the year ended December 31, 2012.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS

Stock Option Plan

On April 16, 2013 the Company’s Board of Directors approved the Amended and Restated Equity Incentive Plan (the “Amended Plan”), which amended and restated the Equity Incentive Plan, originally effective as of October 14, 2003, and previously amended and restated effective as of October 31, 2006. The Amended Plan allows for the award of equity incentives, including stock options, stock appreciation rights, restricted stock awards, stock bonus awards, deferred stock awards, and other stock-based awards to certain employees, directors, or officers of, or key non-employee advisers or consultants, including contracted physicians to the Company or its subsidiaries. The Amended Plan, which expires on March 3, 2019, provides that the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the Amended Plan is 7,000,000.

As of December 31, 2013, option and stock awards for 5,725,798 shares were outstanding, including both, 800,000 options issued outside of the Amended Plan to Douglas VanOort, the Company’s Chairman and Chief Executive Officer and 350,000 options issued to Robert Gasparini, the Company’s Chief Scientific Officer. A total of 662,065 shares were available for future option and stock awards under the Amended Plan. Options typically expire after 5 - 10 years and generally vest over 3 or 4 years, but each grant’s expiration, vesting and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors or by the Chairman and Chief Executive Officer by virtue of authority delegated to him by the Compensation Committee.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each stock option award granted during the years ended December 31, 2013, 2012 and 2011 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

	2013	2012	2011
Expected term (in years)	2.5 - 4.5	2.5 – 4.5	3.0 – 4.5
Risk-free interest rate (%)	0.7%	0.6%	1.18%
Expected volatility (%)	46%	51%	55%
Dividend yield (%)	0%	0%	0%
Weighted average fair value/share at grant date	$1.19	$0.73	$0.51

The status of our stock options and stock awards are summarized as follows:

	Number	Weighted Average
	Of Shares	Exercise Price
Outstanding at December 31, 2010	5,470,544	$0.87

Granted	519,000	1.39
Exercised	(382,500)	0.95
Canceled	(827,374)	1.15

Outstanding at December 31, 2011	4,779,670	0.87

Granted	1,298,000	1.64
Exercised	(197,209)	1.02
Canceled	(102,749)	1.60

Outstanding at December 31, 2012	5,777,712	1.02

Granted	416,000	3.66
Exercised	(438,998)	0.85
Canceled	(28,916)	1.47

Outstanding at December 31, 2013	5,725,798	1.22

Exercisable at December 31, 2013	4,205,173	$0.89

The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2013, as well as options granted, vested and forfeited during the year was as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	1,702,378	$0.71
Granted in 2013	416,000	$1.20
Vested in 2013	(573,588)	$0.63
Forfeited in 2013	(24,165)	$0.57

Non-vested at December 31, 2013	1,520,625	$1.02

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about our options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
0.00 – 0.50	930,000	1.0	$0.28	930,000	1.0	$0.28
0.51 – 0.75	350,504	2.3	0.64	350,504	2.3	0.64
0.76 – 1.00	1,589,000	1.8	0.80	1,589,000	1.8	0.80
1.01 – 1.50	1,274,294	2.4	1.38	864,669	2.2	1.38
1.51 – 2.00	1,166,000	2.8	1.69	462,000	2.2	1.66
2.01 – 3.00	40,000	4.2	2.60	5,000	4.0	2.48
3.01 – 3.98	376,000	4.4	3.77	4,000	4.3	3.76

	5,725,798	2.2	$1.22	4,205,173	1.8	$0.89

As of December 31, 2013, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $13.8 million and the aggregate intrinsic value of currently exercisable stock options was approximately $11.5 million. The intrinsic value of each option share is the difference between the fair market value of NeoGenomics common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $3.62 closing stock price of NeoGenomics Common Stock on December 31, 2013, the last trading day of 2013. The total number of in-the-money options outstanding and exercisable as of December 31, 2013 was approximately 4,205,173.

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $1,200,000, $264,000 and $126,000, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options was approximately $372,000, $201,000 and $367,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The total fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was approximately $493,000, $943,000 and $267,000, respectively. The total fair value of option shares vested during the years ended December 31, 2013, 2012 and 2011 was approximately $349,000, $218,000 and $321,000.

We recognize stock-based compensation expense over the vesting period using the straight-line method for employees and ratably for non-employees. Stock compensation cost recognized for the years ended December 31, 2013, 2012 and 2011 related to stock options was approximately $666,000, $575,000 and $285,000, respectively. As of December 31, 2013, there was approximately $654,000 of total unrecognized stock-based compensation cost, related to unvested stock options granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of 1.5 years.

On April 22, 2013, Steven Ross, our Chief Information Officer was granted stock options to purchase 150,000 shares of the Company’s common stock at an exercise price per share of $3.93, which was the closing price per share on the last trading day prior to his start date. The stock options have a five year term and become 25% vested on each of the first four anniversaries of his start date. The stock options were valued at $192,000 based on a trinomial lattice model with the following terms:

Expected term in years	3.5
Risk-free interest rate (%)	0.5%
Weighted average expected volatility (%)	45%
Dividend yield (%)	0%

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded stock compensation expense of approximately $63,000 for these options during the year ended December 31, 2013.

On January 9, 2012, Dr. Maher Albitar, our Chief Medical Officer was granted stock options to purchase 250,000 shares of the Company’s common stock at an exercise price per share of $1.43, which was the closing price per share on the last trading day prior to his start date. The stock options have a five year term and become 25% vested on each of the first four anniversaries of his start date. The stock options also fully vest upon a change of control of the Company. Dr. Albitar works in our California laboratory location, and the State of California has certain regulations that prohibit the corporate practice of medicine. As a result of this regulation, Dr. Albitar is not an employee, but rather is a full-time consulting physician to NeoGenomics. Thus, these stock options are non-employee consultant options and as such are being revalued at the end of every reporting period. At December 31, 2013 these stock options were valued at $535,000 based on a trinomial lattice model with the following terms:

Expected term in years	3.3
Risk-free interest rate (%)	0.6%
Weighted average expected volatility (%)	53%
Dividend yield (%)	0%

We recorded stock compensation expense of approximately $252,000 and $151,000 for these options during the years ended December 31, 2013 and 2012, respectively which amount is included in the $666,000 and $575,000, respectively mentioned above.

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

We recorded stock compensation expense of $155,000 and $210,000 for these options during the years ended December 31, 2013 and 2012, respectively which amount is included in the $666,000 and $575,000, respectively mentioned above. In the event of a change of control of the Company in which the consideration payable to common stockholders of the Company has a deemed value of at least $4.00 per share, any unvested portion of the Supplemental Options will immediately vest in full.

Employee Stock Purchase Plan

Effective January 1, 2007, the Company began sponsoring an Employee Stock Purchase Plan (“ESPP”), under which eligible employees may purchase Common Stock, by means of limited payroll deductions, at a 5% discount from the fair market value of the Common Stock as of specific dates. In accordance with ASC Topic 718-50 Compensation – Stock Compensation – Employee Share Purchase Plans, the ESPP is considered non-compensatory and does not require the recognition of compensation cost because the discount offered to employees does not exceed 5%. Shares issued pursuant to this plan were 76,595, 56,805 and 122,401 for the years ended December 31, 2013, 2012 and 2011, respectively.

Common Stock Warrants

From time to time, the Company issues warrants to purchase its common stock. These warrants have been issued for consulting services, in connection with the Company’s credit facilities and sales of its common stock, and in connection with employment agreements and for compensation to directors. These warrants are valued using an

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

option pricing model and using the volatility, market price, strike price, risk-free interest rate and dividend yield appropriate at the date the warrants were issued. Stock compensation costs recognized for the years ended December 31, 2013, 2012 and 2011 was approximately $263,000, $153,000 and $83,000 respectively.

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

On December 31, 2013 the Albitar Warrants were valued at approximately $479,000 based on a trinomial lattice model with the following terms:

Expected term in years	3.7
Risk-free interest rate (%)	0.5%
Weighted average expected volatility (%)	52%
Dividend yield (%)	0%

We recorded stock compensation expense of approximately $231,000 and $135,000 for these warrants during the years ended December 31, 2013 and 2012, which amount is included in the $263,000 and $153,000, respectively mentioned above.

For the year ended December 31, 2012, 650,000 warrants previously issued to members of our board of directors and 348,417 warrants issued in June 2007 as part of a common stock offering were exercised or expired as follows:

Type of Exercise	Warrant Shares	Exercise Price / Share	Cash Received	Common Stock Shares Issued
For cash	175,000	$1.50	$262,500	175,000
Cashless net exercise	725,000	$1.50	$—	75,066
Expired unexercised	98,417	$1.50	$—	—

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2010	6,326,750	0.65
Granted	—	—
Exercised	(4,170,000)	0.29
Expired	—	—
Cancelled	—	—

Warrants outstanding, December 31, 2011	2,156,750	1.34
Granted	200,000	1.43
Exercised	(900,000)	1.50
Expired	(98,417)	1.50
Cancelled	—	—

Warrants outstanding, December 31, 2012	1,358,333	$1.24
Granted	—	0.00
Exercised	—	0.00
Expired	—	0.00
Cancelled	—	0.00

Warrants outstanding, December 31, 2013	1,358,333	$1.24

The following table summarizes information on warrants outstanding on December 31, 2013:

Number outstanding	Exercise price	Issued	Expire
83,333	$0.75	02/09/2009	02/08/2014
625,000	$1.05	03/16/2009	03/15/2014
450,000	$1.50	5/3/2010	5/2/2017
200,000	$1.43	1/12/2012	1/12/2017

1,358,333	$1.24

NOTE H – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its laboratory and office facilities under non-cancelable operating leases. These operating leases expire at various dates through December 2017 and generally require the payment of real estate taxes, insurance, maintenance and operating costs. The Company has approximately 49,000 square feet of office and laboratory space at our corporate headquarters in Fort Myers, Florida. In addition, we maintain laboratory and office space in Irvine, California, Nashville, Tennessee and Tampa, Florida.

The minimum aggregate future obligations under non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

Years ending December 31,
2014	$939
2015	754
2016	526
2017	334

Total minimum lease payments	$2,553

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for the years ended December 31, 2013, 2012 and 2011 was approximately $1,072,000, $1,123,000 and $797,000, respectively and is included in costs of revenues and in general and administrative expenses, depending on the allocation of work space in each facility. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease.

Capital Lease Obligations

The Company’s capital lease obligations expire at various times through 2018 and the weighted average interest rates under such leases approximated 9.3% at December 31, 2013. Some of our leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value. Future minimum lease payments under capital lease obligations (in thousands), including those described above are:

Years ending December 31,
2014	$3,162
2015	1,755
2016	1,181
2017	420
2018	196
2019	8

Total future minimum lease payments	6,722
Less amount representing interest	(642)

Present value of future minimum lease payments	6,080
Less current maturities	(2,786)

Obligations under capital leases – long term	$3,294

Property and equipment acquired under capital lease agreements (see Note C) are pledged as collateral to secure the performance of the future minimum lease payments above.

Employment Contracts

The agreements with our Chief Executive Officer, Chief Medical Officer, Chief Scientific Officer, Chief Information Officer and Chief Financial Officer contain the following:

•	Clauses that allow for continuous automatic extensions of one year unless timely written notice terminating the contract is provided to such officers (as defined in the agreements).

•	Clauses that provide for accelerated vesting of the options granted pursuant to such agreements at the time of certain changes of control of the Company.

•	Clauses that provided for 6-12 months of severance benefits in the event that such officers are terminated without “cause” (as defined in the agreements) by the Company. The base salaries for these officers in 2014 are expected to approximate $1,635,000.

NOTE I – COVANCE AGREEMENT

On November 18, 2013, NeoGenomics and Covance Central Laboratories (“Covance”) entered into an exclusive alliance to provide comprehensive anatomic pathology, histology and specialty laboratory testing services for clinical trials. Covance is the largest contract research organization servicing the needs of the pharmaceutical industry. Through this alliance, Covance’s clients will gain access to fully integrated anatomic pathology and histology (“APH”) services, including immunohistochemistry (“IHC”), fluorescence in-situ hybridization (“FISH”) and molecular testing. Covance will establish a laboratory at NeoGenomics’ Fort Myers, Florida facility and together with NeoGenomics, will provide a full range of APH, tissue based biomarkers and other specialty testing services. The companies will then expand joint capabilities globally at Covance’s central laboratory locations in Shanghai,

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

China; Geneva, Switzerland; and Singapore. As part of the alliance, Covance will have access to NeoGenomics extensive medical and scientific networks, which includes more than 500 pathologists. NeoGenomics gains access to Covance’s broad market reach, established client relationships, and extensive clinical trials experience. We believe this alliance will provide seamless global testing services supporting oncology and companion diagnostics strategies for biopharmaceutical firms around the world. We are currently expanding our facility in Fort Myers, Florida to provide the capacity to grow this partnership with Covance and to provide quality testing for global clinical trials.

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

2. Minimum Cash Velocity

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 31, 2013 the available credit under the Credit Facility was approximately $5.7 million and the outstanding borrowing was approximately $4.3 million after netting compensating cash on hand.

NOTE K – RELATED PARTY TRANSACTIONS

Consulting Agreement

During 2013, 2012 and 2011, Steven Jones, a director of the Company, earned $254,394, $207,500 and $198,334, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones is Chairman of the Compliance Committee. Mr. Jones also earned $72,500, $80,000 and $55,000 in corporate bonuses related to his consulting work in 2013, 2012 and 2011.

On May 3, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with Steven Jones (the “Consultant” or “Mr. Jones”) whereby Mr. Jones would continue to provide consulting services to the Company in the capacity of Executive Vice President of Finance. The Consulting Agreement has an initial term from May 3, 2010 through April 30, 2013, which initial term automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. In addition, the Company has the right to terminate the Consulting Agreement by giving written notice to the Consultant the year prior to the effective date of termination. The Consultant has the right to terminate the Consulting Agreement by giving written notice to the Company three months prior to the proposed termination date, provided, however, the Consultant is required to provide an additional three months of transition services to the Company upon reasonable request by the Company. The Consulting Agreement specifies an annual base retainer compensation of $180,000 per year, which was subsequently increased to $210,000 per year in April 2012. Mr. Jones annual compensation was increased to $250,000 on January 1, 2013. Mr. Jones is also eligible to receive an annual cash bonus based on the achievement of certain performance metrics with a target of 30% of his base retainer. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the CEO of the Company and approved by the Board of Directors. The Company also agreed that it would issue to the Consultant a warrant to purchase 450,000 shares of the Company’s common stock, which have all vested as of December 31, 2013.

NOTE L – RETIREMENT PLAN

We maintain a defined-contribution 401(k) retirement plan covering substantially all employees (as defined). Our employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. In addition, we match any employees’ contributions at the rate of 50% on the dollar up to a 4% employee contribution (2% Company match) of the respective employee’s salary. We made matching contributions of approximately $275,000, $220,000 and $105,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – EQUITY TRANSACTIONS

Public Offering of Common Stock

In March 2013, the Company completed an offering of 3,322,500 shares of registered common stock, at a price of $3.00 per share, for gross proceeds of $10.0 million. The Company received approximately $9.2 million in net proceeds after deducting underwriting fees and offering costs of approximately $0.8 million.

Restricted Stock Awards

On April 27, 2011, the Company granted 24,000 shares of restricted stock to each of the five non-officer directors of the Company for a total of 120,000 shares of restricted stock. These directors were elected by the shareholders and the restricted stock award is for service on the Board of Directors only. Such restricted shares vest a rate of 2,000 shares per quarter on the last day of each calendar quarter beginning on June 30, 2011 and ending on March 31, 2014 so long as each director remains a member of the Board of Directors. The fair market value of each grant of restricted stock on the award date was deemed to be $34,560 or $1.44 per share, which was the closing price of the Company’s common stock on the day before the grant as approved by the board of directors. We recorded approximately $16,000, $71,000 and $90,000 of stock compensation expense for the years ended December 31, 2013, 2012 and 2011 related to this restricted stock.

The number and weighted average grant date fair values of restricted stock non-vested at the beginning and end of 2013 and 2012, as well as stock awards granted, vested and forfeited during the year are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	90,000	$1.44
Granted in 2012	—	—
Vested in 2012	(50,000)	1.44
Forfeited in 2012	—	—

Nonvested at December 31, 2012	40,000	$1.44
Granted in 2013	—
Vested in 2013	(32,000)	$1.44
Forfeited in 2013	—

Nonvested at December 31, 2013	8,000	$1.44

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended				Total
	03/31/13	06/30/13	09/30/13	12/31/13	2013
Net Revenues	$15,657	$15,603	$16,884	$18,323	$66,467
Gross Profit	$7,246	$7,157	$8,171	$9,163	$31,737
Net Income	$3	$273	$900	$857	$2,033
Net Income Per Common Share:
Basic	$0.00	$0.01	$0.02	$0.02	$0.04
Diluted	$0.00	$0.01	$0.02	$0.02	$0.04

Weighted Average Common Shares Outstanding – Basic	46,624	48,793	48,933	49,021	48,263

Weighted Average Common Shares Outstanding – Diluted	50,923	53,744	53,173	53,638	52,775

	Three Months Ended				Total
	03/31/12	06/30/12	09/30/12	12/31/12	2012
Net Revenues	$15,160	$15,611	$14,202	$14,894	$59,867
Gross Profit	$7,144	$7,367	$5,892	$6,433	$26,836
Net Income (Loss)	$603	$551	$(975)	$(114)	$65
Net Income (Loss) Per Common Share:
Basic	$0.01	$0.01	$(0.02)	$(0.00)	$0.00
Diluted	$0.01	$0.01	$(0.02)	$(0.00)	$0.00

Weighted Average Common Shares Outstanding – Basic	44,697	44,954	45,175	45,273	45,027

Weighted Average Common Shares Outstanding – Diluted	47,424	47,650	45,175	45,273	48,715

	Three Months Ended				Total
	03/31/11	06/30/11	09/30/11	12/31/11	2011
Net Revenues	$8,805	$10,466	$11,320	$12,893	$43,484
Gross Profit	$3,865	$4,656	$5,074	$5,833	$19,428
Net Income (Loss)	$(893)	$(293)	$(143)	$152	$(1,177)
Net Income (Loss) Per Common Share:

Basic	$(0.02)	$(0.01)	$(0.00)	$0.00	$(0.03)
Diluted	$(0.02)	$(0.01)	$(0.00)	$0.00	$(0.03)

Weighted Average Common Shares Outstanding – Basic	41,734	42,857	43,104	43,104	42,758

Weighted Average Common Shares Outstanding – Diluted	41,734	42,857	43,104	45,270	42,758

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – SUBSEQUENT EVENT

On January 24, 2014 the Borrower and CapitalSource entered into a Third Amendment (the “Third Amendment”) to the Amended and Restated Credit Agreement. The terms of the Third Amendment amended the Annex I of the credit agreement to delete the definition of Cash Velocity Percentage in its entirety and to replace it with the following:

Cash Velocity Percentage – shall mean (a) 80% for the period beginning December 31, 2012 and ending on March 31, 2013, (b) 75% for the period beginning December 1, 2013 and ending on March 31, 2014 and (c) 87.5% at all other times.

End of Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, and information required to be disclosed in our reports to the Commission, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions and decisions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Kingery and Crouse PA, an independent registered public accounting firm, as stated and attested to in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and as otherwise, set forth in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” and as otherwise set forth in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” and as otherwise set forth in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” and as otherwise set forth in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included under the caption “Independent Auditors” and as otherwise set forth in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K

Exhibit No.	Description of Exhibit	Location

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on February 10, 1999

3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2002	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.4	Amended and Restated Bylaws	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, as filed with the SEC on May 14, 2009

4.1	Amended and Restated Equity Incentive Plan effective as of March 3, 2009	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

4.2	Warrant Agreement dated January 6, 2012 between NeoGenomics, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

4.3	Stock Option Agreement between NeoGenomics, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.1	Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.2	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.3	Guaranty of NeoGenomics, Inc., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.4	Stock Pledge Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.5	Warrant Agreement issued to Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.6	Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.7	Amended and Restated Shareholders’ Agreement dated March 23, 2005 among NeoGenomics, Inc., a Nevada corporation, Michael Dent, Aspen Select Healthcare, LP, John Elliot, Steven Jones and Larry Kuhnert	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on November 28, 2008

10.8	Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.9	Registration Rights Agreement with Cornell Capital Partners, L.P. related to the Standby Equity Distribution dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.10	Placement Agent Agreement with Spartan Securities Group, Ltd., related to the Standby Equity Distribution dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.11	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.12	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.13	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.14	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.15	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.16	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.17	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.18	Agreement with Power3 Medical Products, Inc. regarding the Formation of Joint Venture & Issuance of Convertible Debenture and Related Securities	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC on April 2, 2007

10.19	Securities Purchase Agreement, dated April 17, 2007, by and between NeoGenomics, Inc. and Power3 Medical Products, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, as filed with the SEC on May 15, 2007

10.20	Convertible Debenture, dated April 17, 2007, issued by Power3 Medical Products, Inc. to NeoGenomics, Inc. in the principal amount of $200,000	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, as filed with the SEC on May 15, 2007

10.21	Letter Agreement, by and between NeoGenomics, Inc. and Noble International Investments, Inc.	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.22	Subscription Documents	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.23	Investor Registration Right Agreement	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.24†	Revolving Credit and Security Agreement, dated February 1, 2008, by and between NeoGenomics, Inc., a Nevada corporation, NeoGenomics, Inc., a Florida corporation, and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.25	Employment Agreement, dated March 12, 2008, between NeoGenomics, Inc. and Mr. Robert P. Gasparini	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.26	Employment Agreement, dated June 24, 2008, between NeoGenomics, Inc. and Mr. Jerome Dvonch	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.27	Common Stock Purchase Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.28	Registration Rights Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.29	Master Lease Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Florida corporation, and Leasing Technologies International Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.30	Guaranty Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Leasing Technologies International, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.31	First Amendment to Revolving Credit and Security Agreement, dated November 3, 2008, among NeoGenomics, Inc., a Florida corporation, NeoGenomics, Inc., a Nevada corporation, and CapitalSource Finance LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.32	Employment Agreement, dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.33	Subscription Agreement dated March 16, 2009 between the Douglas M. VanOort Living Trust and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.34	Warrant Agreement dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.35†	Second Amendment to Revolving Credit and Security Agreement, dated April 14, 2009, among NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.36	Common Stock Purchase Agreement, dated July 24, 2009, between NeoGenomics, Inc. and Abbott Laboratories	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.37	Registration Rights Agreement dated July 24, 2009 between NeoGenomics, Inc. and Abbott Laboratories	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 30, 2009

10.38	Employment Letter dated July 22, 2009 between NeoGenomics, Inc. and Grant Carlson	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.39†	Strategic Supply Agreement dated July 24, 2009, between NeoGenomics Laboratories, Inc. and Abbott Molecular Inc.	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.40	Amended and Restated Employment Agreement dated October 28, 2009 between NeoGenomics, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2009

10.41	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and George Cardoza	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.42	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and Jack G. Spitz	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.43	Third Amendment to Revolving Credit and Security Agreement dated March 26, 2011 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 29, 2010

10.44†	Amended and Restated Revolving Credit and Security Agreement dated April 26, 2011 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.45	Consulting Agreement dated May 3, 2011 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 4, 2010

10.46	Warrant Agreement dated May 3, 2011 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 4, 2010

10.47	Offer Letter between NeoGenomics Laboratories, Inc. and Marydawn Miller dated June 16, 2011	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.48	Offer Letter between NeoGenomics Laboratories, Inc. and Mark Smits dated July 26, 2011	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2010

10.49	Master Lease Agreement dated September 9, 2012 between the Company and Garic, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, as filed with the SEC on October 25, 2011

10.50	Medical Services Agreement dated January 6, 2012 between Albitar Oncology Consulting, LLC and NeoGenomics Laboratories, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.51	Letter Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.52	Confidentiality and Non-Competition Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.53	Confidentiality, Title to Work Product and Non-Solicitation Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.54	Master License Agreement, dated January 6, 2012, between NeoGenomics Laboratories, Inc. and Health Discovery Corporation	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.55	Stock Option Agreement, dated February 14, 2012, between NeoGenomics Laboratories, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 12, 2012

10.56	Second Amendment to Amended and Restated Credit and Security Agreement dated January 25, 2013 between NeoGenomics, Inc. and CapitalSource Finance LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 21, 2013

10.57	Purchase Agreement dated February 27, 2013 between NeoGenomics, Inc. and Craig Hallum Capital Group, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 28, 2013

10.58	Offer Letter between NeoGenomics Laboratories, Inc. and Steven Ross dated April 19, 2013	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2013

10.59	Confidentiality, Non-Solicitation and Non-Compete Agreement dated April 22, 2013 between NeoGenomics Laboratories, Inc. and Steven Ross	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2013

10.60	Third Amendment to Amended and Restated Credit and Security Agreement dated January 24, 2014 between NeoGenomics, Inc. and CapitalSource Finance LLC	Provided herewith

14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 20, 2011

21.1	Subsidiaries of NeoGenomics, Inc.	Provided herewith

23.1	Consent of Kingery & Crouse, P.A.	Provided herewith

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders Equity (iv) the Consolidated Statements of Cash Flows and (v) related notes.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. The omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 24, 2014	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Douglas M. VanOort	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2014
Douglas M. VanOort

/s/ Steven C. Jones	Executive Vice President, Finance and Director	February 24, 2014
Steven C. Jones

/s/ George A. Cardoza	Chief Financial Officer (Principal Financial Officer)	February 24, 2014
George Cardoza

/s/ Edwin F. Weidig III	Director of Finance (Principal Accounting Officer)	February 24, 2014
Edwin F. Weidig III

/s/ Michael T. Dent	Director	February 24, 2014
Michael T. Dent, M.D.

/s/ Kevin C. Johnson	Director	February 24, 2014
Kevin C. Johnson

/s/ William J. Robison	Director	February 24, 2014
William J. Robison

/s/ Raymond R. Hipp	Director	February 24, 2014
Raymond R. Hipp