Form 10-Q
period 2014-03-31
NEOGENOMICS INC
filed 2014-05-12
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2014, the registrant had 49,683,528 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiary, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories” or the “Subsidiary”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2014.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,385	$4,834
Accounts receivable (net of allowance for doubtful accounts of $4,569 and $4,540 respectively)	19,262	18,653
Inventories	2,003	2,301
Deferred income tax asset, net	588	588
Other current assets	909	1,115

Total current assets	28,147	27,491
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $15,629 and $14,478 respectively)	11,472	9,694
INTANGIBLE ASSETS (net of accumulated amortization of $461 and $405, respectively)	2,521	2,577
OTHER ASSETS	179	154

TOTAL ASSETS	$42,319	$39,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,701	$4,177
Accrued compensation	2,210	2,337
Other accrued expenses and liabilities	461	741
Short-term portion of equipment capital leases	2,991	2,786
Revolving credit line	4,864	4,282

Total current liabilities	15,227	14,323
LONG TERM LIABILITIES
Long-term portion of equipment capital leases	4,009	3,294
Deferred income tax liability, net	588	588

Total long term liabilities	4,597	3,882
TOTAL LIABILITIES	19,824	18,205

Commitments
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 49,673,909 and 49,118,373 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	50	49
Additional paid-in capital	42,880	42,200
Accumulated deficit	(20,435)	(20,538)

Total stockholders’ equity	22,495	21,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,319	$39,916

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
NET REVENUE	$18,182	$15,657
COST OF REVENUE	9,473	8,411

GROSS MARGIN	8,709	7,246

OPERATING EXPENSES
General and administrative	5,054	4,175
Research and development	628	835
Sales and marketing	2,633	1,931

Total operating expenses	8,315	6,941

INCOME FROM OPERATIONS	394	305
INTEREST INCOME (EXPENSE)—NET	(265)	(285)

INCOME BEFORE INCOME TAXES	129	20
INCOME TAXES	27	17

NET INCOME	$102	$3

NET INCOME PER SHARE
- Basic	$0.00	$0.00
- Diluted	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
- Basic	49,277	46,264
- Diluted	53,469	50,923

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102	$3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	884	741
Amortization of intangibles	56	56
Depreciation of property and equipment	1,151	990
Amortization of debt issue costs	12	12
Stock-based compensation – options	89	254
Stock-based compensation – warrants and restricted stock	(5)	189
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(1,492)	(2,335)
(Increase) decrease in inventories	298	214
(Increase) decrease in other current assets	167	(35)
Increase (decrease) in accounts payable and other liabilities	(237)	(1,419)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,025	(1,330)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(883)	(239)

NET CASH USED IN INVESTING ACTIVITIES	(883)	(239)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) on credit facility, net	583	(4,268)
Repayments of capital leases and loans	(772)	(570)
Issuance of common stock and warrants for cash, net of transaction costs	598	9,167

NET CASH PROVIDED BY FINANCING ACTIVITIES	409	4,329

NET INCREASE IN CASH AND CASH EQUIVALENTS	551	2,760
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,834	1,868

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,385	$4,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$254	$274

Income taxes paid	$159	$17

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$1,693	$381

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim financial statements. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 24, 2014.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these consolidated financial statements include, but are not limited to, those related to revenues, accounts receivable and related allowances, useful lives and recovery of long-term assets, income taxes, and the fair value of stock-based compensation. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D expenses consist of cash and equity compensation and benefits for R&D personnel, amortization of intangibles, supplies, inventory and payment for samples to complete validation studies. These expenses were incurred to develop new genetic tests.

Intangible Assets

Intangible assets with finite useful lives are recorded at cost, less accumulated amortization. We have three classes of intangible assets and each class of intangible assets is amortized over its estimated service period from service date through the weighted average patent expiration date of each class of patents or the period of economic benefit using the straight-line method. We periodically review the estimated pattern in which the economic benefits will be consumed and adjust the amortization period and pattern to match our estimate. The Company’s intangible assets are related to our license agreement with Health Discovery Corporation.

Concentrations of Credit Risk

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to whom the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the three months ended March 31, 2014, all of the affiliated client office locations from Florida Cancer Specialists (“FCS”) combined, represented approximately 14.8% of our revenue compared to 14.3% of revenue for the three months ended March 31, 2013. On April 22, 2014 FCS and NeoGenomics have entered into a second amendment to the Strategic Laboratory Services Agreement between the two parties, as described more fully in Note J to the consolidated financial statements. We anticipate that FCS will continue to internalize tests we currently perform for them, and our concentration as a percentage of revenue will decline. All other clients were less than 5% of total revenue individually. For the three months ended March 31, 2014, revenue derived from the state of Florida represented approximately 30.0% of revenue compared to 30.9% of revenue for the three months ended March 31, 2013.

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

Income Taxes

We compute income taxes in accordance with ASC Topic 740 Income Taxes. Under ASC-740, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods and lives for property and equipment and the timing of recognition of bad debts and various other expenses that have been accrued for financial statement purposes but are not currently deductible for income tax purposes.

Each reporting period we evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions, if deemed necessary. We follow a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements. As of March 31, 2014 we do not believe we had any significant uncertain tax positions nor did we have any provision for interest or penalties related to such positions.

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

We paid Capital Source a commitment fee of $5,000 in connection with the Third Amendment.

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month. At March 31, 2014, the effective rate of interest was 4.25% and the available credit under the Credit Facility was approximately $4.2 million and the outstanding borrowing was $4.9 million after netting compensating cash on hand.

NOTE D — INTANGIBLE ASSETS

Intangible assets as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	Weighted Average Amortization Period	March 31, 2014
		COST	Accumulated Amortization	Net
Support Vector Machine (SVM) technology	108 months	$500	$126	$374
Laboratory developed test (LDT) technology	164 months	$1,482	$215	$1,267
Flow Cytometry and Cytogenetics technology	202 months	$1,000	$120	$880

Total		$2,982	$461	$2,521

	Weighted Average Amortization Period	December 31, 2013
		COST	Accumulated Amortization	Net
Support Vector Machine (SVM) technology	108 months	$500	$112	$388
Laboratory developed test (LDT) technology	164 months	$1,482	$188	$1,294
Flow Cytometry and Cytogenetics technology	202 months	$1,000	$105	$895

Total		$2,982	$405	$2,577

We recorded approximately $56,000 in straight-line amortization expense of intangibles for each of the three months ended March 31, 2014 and 2013, as a research and development expense in the consolidated statement of operations. We will record all amortization of intangibles in that category until the time that we have products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2014 is as follows (in thousands):

Year Ending December 31,
Remainder of 2014	$167
2015	223
2016	223
2017	223
2018	223
2019	223
Thereafter	1,239

Total	$2,521

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

	Three Months Ended March 31,
	2014	2013
Gross Service Revenues	$41,200	$41,325
Total Contractual Adjustments and Discounts	(23,018)	(25,668)

Net Revenues	$18,182	$15,657

We were able to grow revenue by 16% on a year over year basis and this revenue growth was achieved despite a $700,000 reduction in revenue recorded to account for a conservative interpretation of the unresolved National Correct Coding Initiative (“NCCI”) edits relating to billing Medicare for FISH testing. The National Correct Coding Initiative “NCCI” FISH testing edits came about from new guidelines issued in the fourth quarter of 2013 which created a contradiction with respect to billing practices. These guidelines reduced the amount of units we could bill Medicare on certain FISH tests. The Company and The American Clinical Laboratory Associaion (“ACLA”) have asked Medicare to provide further guidance with respect to these edits and a favorable outcome on guidance from Medicare could result in us recognizing this $700,000 of revenue in a future period.

NOTE F — EARNINGS PER SHARE (in thousands, except EPS)

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

The following table provides the computation of basic and diluted earnings per share for the three month periods ending March 31, 2014 and 2013.

	Three Months Ended March 31,
(in thousands, except EPS)	2014	2013
Net income	$102	$3

Basic weighted average shares outstanding	49,277	46,264
Effect of potentially dilutive securities	4,192	4,659

Diluted weighted average shares outstanding	53,469	50,923

Basic EPS	$0.00	$0.00

Diluted EPS	$0.00	$0.00

Outstanding options of 311,500 and 5,000 for the three months ended March 31, 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per share due to their anti-dilutive effects.

NOTE G — EQUITY

Stock Options

As of March 31, 2014, options to purchase 5,952,460 shares of our common stock were outstanding. The exercise prices of these options range from $0.25 to $4.30 per share.

Common Stock Warrants

On February 7, 2014 Gulfpointe Capital exercised 83,333 warrants to purchase shares of NeoGenomics common stock at an exercise price of $0.75 per share. The Company received proceeds of $62,500 from the exercise.

On March 12, 2014 Douglas M. VanOort exercised 375,000 warrants to purchase shares of NeoGenomics common stock at an exercise price of $1.05 per share. The Company received proceeds of $393,750 from the exercise. On March 16, 2014, 250,000 warrants issued to Douglas M. VanOort expired unvested.

As of March 31, 2014, warrants to purchase 650,000 shares of our common stock were outstanding. The exercise prices of these warrants range from $1.43 to $1.50 per share.

NOTE H — COMMITMENTS

NeoGenomics entered into a master lease agreement with Pacific Western Equipment Finance for the leasing of up to $2.0 million of equipment on an equipment leasing line. The lease has a term of 36 months starting on its commencement date at a lease rate factor that will be fixed upon final acceptance of the lease. Until such final acceptance of the lease there is a floating lease rate factor of 0.03026 that shall increase 0.000069966 for every five basis point increase in thirty-six month Interest Swap Rates. During the three months ended March 31, 2014 we committed to purchase approximately $967,000 of equipment during the first quarter of 2014, some of which has yet to be delivered to us. Our availability under the line was $1,033,000 as of March 31, 2014.

During the three months ended March 31, 2014 we also entered into lease schedules with several vendors for approximately $537,000 for the purchase of computer equipment and computer software, some of which have yet to be delivered to us. The leases have 36 month terms with $1 buyout options at the end of the terms and interest rates in the range between 1.0% and 11.2%.

During the three months ended March 31, 2014 we also entered into an equipment finance agreement for approximately $227,000 for the purchase of furniture. The equipment finance agreement has a 60 month term and an interest rate of 8.9%.

NOTE I — OTHER RELATED PARTY TRANSACTIONS

During both of the three month periods ended March 31, 2014 and 2013, Steven C. Jones, a director of the Company, earned approximately $62,500 for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $47,500 and $55,000 during the three months ended March 31, 2014 and 2013 as payment of his annual bonus compensation for the previous fiscal years, respectively.

NOTE J – SUBSEQUENT EVENTS

On April 22, 2014, NeoGenomics, Inc. (“NeoGenomics” or the “Company”) entered into a Second Amended and Restated Strategic Laboratory Services Agreement (the “Agreement”) with Florida Cancer Specialists, P.L. (“FCS”). Under the terms of the Agreement, FCS agreed that, subject to certain exceptions, it would first offer to have NeoGenomics perform all cytogenetics and molecular testing services on cancer specimens from FCS’s 72 practice locations before either performing such services in its own laboratory or referring such specimens to other laboratories. FCS also agreed, subject to certain exceptions, that it would first offer to have NeoGenomics perform any other cancer genetic testing services not otherwise performed by FCS’s internal laboratory before referring such specimens to other laboratories. NeoGenomics agreed to perform all accessioning and customer service functions and provide certain other services relating to cancer genetics testing for all of FCS’s practice locations. The Agreement extends the current contract through December 31, 2015, but will automatically renew for additional one year terms thereafter, unless either party gives the other party six months’ prior written notice.

END OF FINANCIAL STATEMENTS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with its subsidiary as “NeoGenomics”, “we”, “us”, “our” or the “Company” in this Form 10-Q) is the registrant for SEC reporting purposes. Our common stock is listed on the NASDAQ Capital Market under the symbol “NEO.”

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

Overview

We operate a network of cancer-focused testing laboratories whose mission is to improve patient care through exceptional genetic and molecular testing services. Our vision is to become America’s premier cancer testing laboratory by delivering uncompromising quality, exceptional service and innovative products and services. The Company has laboratory locations in Ft. Myers and Tampa, Florida; Irvine, California; and Nashville, Tennessee, and currently offers the following types of testing services:

a) Cytogenetics testing—the study of normal and abnormal chromosomes and their relationship to disease. Cytogenetic studies are often utilized to answer diagnostic, prognostic and predictive questions in the treatment of hematological malignancies and solid tumors;

b) Fluorescence In-Situ Hybridization (“FISH”) testing—a branch of cancer genetics that focuses on detecting and locating the presence or absence of specific DNA sequences and genes on chromosomes. FISH helps bridge abnormality detection between the chromosomal and DNA sequence levels;

c) Flow cytometry testing—a rapid way to measure the characteristics of cell populations. Cells from peripheral blood, bone marrow aspirate, lymph nodes, and other areas are labeled with selective fluorescent antibodies and quantified according to their surface antigens. These fluorescent antibodies bind to specific cell surface antigens and are used to identify malignant cell populations. Flow cytometry is typically performed in conjunction with morphology testing which looks at smears on glass slides for abnormal cell populations;

d) Immunohistochemistry (“IHC”) testing—the process of identifying cell proteins in a tissue section utilizing the principle of antibodies binding specifically to antigens. Specific surface cytoplasmic or nuclear markers are characteristic of cellular events such as proliferation or cell death (apoptosis). IHC is also widely used to understand the distribution and localization of differentially expressed proteins; and

e) Molecular testing—a rapidly emerging cancer diagnostic tool focusing on the analysis of DNA and RNA, as well as the structure and function of genes at the molecular level. Molecular testing employs multiple technologies including bi-directional Sanger sequencing analysis, DNA fragment length analysis, real-time polymerase chain reaction (“RT-PCR”) RNA analysis and Next-Generation sequencing.

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

Our Focus: Grow, Innovate, Diversify and Get Lean

Grow

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

Innovate

We are committed to being an innovative leader in oncology testing, and thus we are also focused on innovation. Our goal is to develop new assays to help physician clients better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. During the quarter ended March 31, 2014 we introduced an additional 23 new molecular tests and cancer profiles. Our clients have been very receptive to our new molecular offerings and we believe that we have the most comprehensive molecular test menu of any laboratory in the United States. We are also seeing increasing interest in our molecular menu from several Pharmaceutical firms. Molecular testing is a rapidly growing part of oncology testing, which allows us to determine specific subtypes of cancer, as well as predict responses to certain therapeutics by isolating certain genetic mutations in DNA and RNA. We also introduced a number of NeoTYPETM panels that combine multiple molecular tests into panels targeting specific types of cancer to help pathologists and oncologists determine cancer subtypes on difficult cases. We use bi-directional sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitors because we are able to pick up mutations that other methods would not detect. In addition, during the quarter ended March 31, 2014 we were able to launch next generation sequencing capabilities for clinical use. We believe that we are well-positioned to capitalize on this rapidly growing area.

We are working on developing a proprietary NeoSCORETM Prostate cancer test that is performed on the combination of blood plasma and urine rather than on prostate tissue biopsies. There are two goals for this test, to diagnose the presence of cancer in patients with BPH (Benign prostatic hyperplasia) and to distinguish high-grade from low-grade cancer in patients with prostate cancer. We completed a preliminary patient study in June 2013, and the results were recently published in the Genetic Testing and Molecular Biomarkers journal. In addition, we recently completed a follow up study with additional patient samples which confirmed the published preliminary data. We are also expanding our work to include patient samples from outside the United States. While further validation work needs to be completed, we continue to be excited about the potential for this test. We hope to present an abstract at the next ASCO meeting. We are planning a limited launch of our NeoSCOREtm test in the second quarter of 2014 and a full launch later in the year.

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

Diversify

Our third focus in 2014 is diversification. In November 2013, we announced an exclusive alliance with Covance Central Laboratories (“Covance”) to provide comprehensive anatomic pathology, histology and specialty laboratory testing services for clinical trials. Covance is the largest contract research organization servicing the needs of the pharmaceutical industry. Through this alliance, Covance’s clients will gain access to fully integrated anatomic pathology and histology (“APH”) services, including immunohistochemistry (“IHC”), fluorescence in-situ hybridization (“FISH”) and molecular testing. Covance will establish a laboratory at NeoGenomics’ Fort Myers, Florida facility and together with NeoGenomics, will provide a full range of APH, tissue based biomarkers and other specialty testing services. The companies will then expand joint capabilities globally at Covance’s central laboratory locations in Shanghai, China; Geneva, Switzerland; and Singapore. As part of the alliance, Covance will have access to NeoGenomics extensive medical and scientific networks, which includes more than 500 pathologists. NeoGenomics gains access to Covance’s broad market reach, established client relationships, and extensive clinical trials experience. We believe this alliance will provide seamless global testing services supporting oncology and companion diagnostics strategies for biopharmaceutical firms around the world. We are currently expanding our facility in Fort Myers, Florida to provide the capacity to grow this partnership with Covance and to provide quality testing for global clinical trials. NeoGenomics has ongoing clinical trials with international pharmaceutical firms and working along with Covance will allow us to work on trials on a global basis.

We have been able to diversify our product lines with over 70 new molecular tests and profiles launched over the last two years. During the three months ended March 31, 2014 we recognized $3.5 million of revenue from new products that were launched in the last two years. Among the new products launched during the quarter were Calreticulin, a 48 gene Next Generation Sequencing test for solid tumors, and a 14 gene Next Generation Sequencing test for Mylodysplastic syndrome.

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

Our tech-only services are designed to give pathologists the option to choose, on a case by case basis, whether they want to order just the technical information and images relating to a specific test so they can perform the professional interpretation, or order “global” services and receive a comprehensive test report which includes a NeoGenomics Pathologist’s interpretation of the test results. Our clients appreciate the flexibility to access NeoGenomics’ medical staff for difficult or complex cases or when they are otherwise unavailable to perform professional interpretations. We believe this innovative approach to serving the needs of pathology clients results in longer term, more committed client relationships that are more akin to strategic partnerships. Our extensive tech-only service offerings have differentiated NeoGenomics and allowed us to compete more effectively against larger, more entrenched competitors in our niche of the industry.

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

Superior Testing Platforms

We use some of the most advanced testing platforms in the laboratory industry. The use of bi-directional sequencing in our molecular testing allows us to detect multiple mutations which can be missed with single point mutation analysis. Many laboratories rely on more limited kits which only look at single points on a gene. We also have launched next generation sequencing in 2014. Our automated FISH and Cytogenetics tools allow us to deliver the highest quality testing to our clients.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations for the Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

The following table presents the consolidated statements of operations as a percentage of revenue:

	For the three months ended March 31.
	2014	2013
NET REVENUE	100%	100%
COST OF REVENUE	52%	54%

GROSS PROFIT	48%	46%

OPERATING EXPENSES:
General and administrative	28%	27%
Research and development	3%	5%
Sales and marketing	15%	12%

TOTAL OPERATING EXPENSES	46%	44%

INTEREST (INCOME) EXPENSE, NET	2%	2%

NET INCOME BEFORE INCOME TAX	1%	0%

INCOME TAXES	0%	0%

NET INCOME	1%	0%

Revenue

Our revenue, requisition and test metrics for the three months ended March 31, 2014 and 2013 (in thousands, except test and requisition data) are as follows:

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	% Change
Requisitions Received	24,704	20,604	19.9%
Number of Tests Performed	38,734	32,088	20.7%
Avg. # of Tests / Requisition	1.57	1.56	0.7%
Total Testing Revenue	$18,182	$15,657	16.1%
Average Revenue/Requisition	$736	$760	(3.1)%
Average Revenue/Test	$469	$488	(3.8)%

Our approximate 16.1% year-over-year revenue growth is a result of a broad based increase in the number of new clients resulting in a 20.7% increase in test volume. We feel that the increases in new clients is a direct result of our efforts to innovate by developing one of the most comprehensive Molecular testing menus in the industry. Our average revenue/test decrease of approximately 3.8% was primarily attributable to the National Correct Coding Initiative “NCCI” FISH testing edits that came about from new guidelines issued in the fourth quarter of 2013. These guidelines reduced the amount of units we could bill Medicare on certain FISH tests. Average revenue per test and per requisition was also modestly impacted by an increasing proportion of lower average revenue molecular and immunohistochemistry tests in our testing mix.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested. Our cost of revenue, gross profit and test metrics for the three months ended March 31, 2014 and 2013 are as follows:

	For the three months ended March 31.			%
	2014	2013	Change	Change
Cost of Revenue	$9,473,000	$8,411,000	$1,062,000	12.6%
Cost of Revenue as a % of revenue	52.1%	53.7%
Gross Profit	$8,709,000	$7,246,000	$1,463,000	20.2%
Gross Profit as a % of revenue	47.9%	46.3%
Average Cost of Revenue per Test	$245	$262	$(17)	(6.5)%
Average Gross Profit per Test	$224	$226	$(2)	(0.9)%

Overall cost of revenue increased in 2014 due to the large increases in our testing volumes. The decline in cost of revenue per test was the result of improved productivity in our laboratory, as we experienced an increase in the amount of tests processed per laboratory FTE (full time equivalent personnel). This was driven by improved capacity planning and utilization along with several process improvements in the laboratory. We also saw growth in lower priced and lower cost molecular tests. We are undertaking a facility upgrade to our Fort Myers, Florida lab location and we expect this upgrade to reduce our cost per test. The new laboratory design was aided by our Lean process teams and uses Lean principles to improve our operating efficiency. We are implementing Lean process initiatives, bar coding and scanning technology, new and improved instrumentation to further automate our laboratories, and new IT enhancements that will help us process more tests more effectively and efficiently. We believe that we will continue to see a reduction in average cost per test in future periods based on the activities of our best practice teams.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the three months ended March 31.			%
	2014	2013	Change	Change
Sales and marketing	$2,633,000	$1,931,000	$702,000	36.4%
As a % of revenue	14.5%	12.3%

Sales and marketing expenses increased approximately 36.4%, or $0.7 million to $2.6 million for the three months ended March 31, 2014 as compared to $1.9 million for the three months ended March 31, 2013, primarily due to increased salaries, commissions and related travel expenses based on an increase in sales and marketing employees. On March 31, 2014 we had 50 employees in our sales and marketing organization compared to 41 employees in our sales and marketing organization on March 31, 2013.

We expect our overall sales and marketing expenses to increase modestly with increased test volumes in 2014, but remain stable as a percentage of revenue. We hired three additional sales representatives during the first quarter and anticipate growing our sales force further in 2014.

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

	For the three months ended March 31.			%
	2014	2013	Change	Change
General and administrative	$5,054,000	$4,175,000	$879,000	21.1%
As a % of revenue	27.8%	26.7%

General and administrative expenses increased approximately 21.1%, or $0.9 million to $5.1 million for the three months ended March 31, 2014 as compared to $4.2 million for the three months ended March 31, 2013. The increase in general and administrative expenses is primarily a result of adding billing and information technology personnel to support the increase in our testing volumes as well as increased facility costs and increased depreciation on fixed assets.

Bad debt expense increased by approximately 19.2%, or approximately $143,000 to $884,000 for the three months ended March 31, 2014 as compared to approximately $741,000 for the three months ended March 31, 2013. This increase was primarily the result of increased revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Our bad debt rate as a percentage of revenue was 4.9% for the three months ended March 31, 2014 as compared to 4.7% last year. We have also seen an increase in denials for Molecular tests from commercial insurance payer’s with the onset of the analyte specific CPT codes.

We expect our general and administrative expenses to increase as we add personnel, increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; incur additional bad debt expense related to increasing sales, and as we continue to build our physical infrastructure to support our anticipated growth. However, we expect general and administrative expenses to continue to decline as a percentage of our revenue as our test volumes increase and as we continue to develop more operating leverage in our business.

Research and Development Expenses

Research and development (R&D) expenses relate to the cost of developing new proprietary and non-proprietary genetic tests. Our R&D team has been behind the expansion in our molecular testing menu. R&D expenses consist of payroll for our R&D staff, supplies cost, stock compensation expense, as well as cost related to our licensing agreement with Health Discovery Corporation, including amortization of the licensed technology.

	For the three months ended March 31.			%
	2014	2013	Change	Change
Research and development	$628,000	$835,000	$(207,000)	(24.8)%
As a % of revenue	3.5%	5.3%

Research and development expenses decreased approximately 24.8%, or $207,000 to $628,000 for the three months ended March 31, 2014 as compared to approximately $835,000 for the three months ended March 31, 2013. The decrease in research and development expenses is primarily the result of a reduction in stock compensation expense for non-employee stock options and warrants.

We expect our research and development expenses to fluctuate in future quarters because of increases or decreases in our stock price and the corresponding stock compensation expense for non-employee stock options and warrants.

Interest Income (Expense)

Interest income (expense) primarily consists of the interest expense we incur on our borrowing arrangements (primarily comprised of interest paid and payable on advances under our revolving credit facility with Capital Source and interest paid on capital lease obligations) offset by the interest income we earn on cash deposits. Net interest expense decreased by approximately $20,000 from approximately $285,000 for the three months ended March 31, 2013 to $265,000 for the three months ended March 31, 2014, reflecting lower borrowings on our revolving credit facility. This was partially offset by increased interest related to capital lease obligations as we leased additional equipment to support our growth.

Net Income

The following table provides the net income (loss) for each period along with the computation of basic and diluted net income (loss) per share for the three month periods ending March 31, 2014 and 2013:

	Three months ended March 31,
(in thousands, except EPS)	2014	2013
Net income	$102	$3

Basic weighted average shares outstanding	49,277	46,264
Effect of potentially dilutive securities	4,192	4,659

Diluted weighted average shares outstanding	53,469	50,923

Basic EPS	$0.00	$0.00

Diluted EPS	$0.00	$0.00

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

The following is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA for the three months ending March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
Net income (Per GAAP)	$102,000	$3,000
Adjustments to Net Income:
Interest expense (income), net	265,000	285,000
Amortization of intangibles	56,000	56,000
Depreciation of property and equipment	1,151,000	990,000
Income taxes	27,000	17,000

EBITDA (non-GAAP)	1,601,000	1,351,000
Further Adjustments to EBITDA:
Non-cash stock-based compensation	84,000	443,000

Adjusted EBITDA (non-GAAP)	$1,685,000	$1,794,000

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

The following tables present the dollars and percentage of the Company’s gross accounts receivable from customers outstanding by aging category at March 31, 2014 and December 31, 2013:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

March 31, 2014

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$3,087,248	13%	$1,458,387	6%	$868,474	4%	$879,929	4%	$1,102,447	4%	$7,396,485	31%
Commercial Insurance	484,739	2%	780,872	3%	727,574	3%	558,706	2%	4,182,257	18%	6,734,148	28%
Medicaid	15,311	0%	53,064	0%	78,236	0%	89,192	1%	561,264	2%	797,067	3%
Medicare	374,381	2%	497,692	2%	400,695	2%	394,940	1%	3,216,368	14%	4,884,076	21%
Private Pay	84,958	0%	(50,645)	0%	(26,735)	0%	12,142	0%	22,249	0%	41,969	0%
Unbilled Revenue	3,976,548	17%	—	—%	—	—%	—	—%	—	—%	3,976,548	17%

Total	$8,023,185	34%	$2,739,370	11%	$2,048,244	9%	$1,934,909	8%	$9,084,585	38%	$23,830,293	100%

December 31, 2013

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$2,716,164	11%	$1,728,152	7%	$1,232,594	6%	$581,713	3%	$905,057	4%	$7,163,680	31%
Commercial Insurance	341,364	2%	985,446	4%	740,250	3%	557,269	2%	3,883,242	17%	6,507,571	28%
Medicaid	21,509	0%	75,820	0%	76,713	0%	87,291	0%	285,383	2%	546,716	2%
Medicare	349,224	2%	1,016,452	5%	1,169,982	5%	636,039	3%	3,057,915	13%	6,229,612	28%
Private Pay	8,562	0%	—	—%	11,459	0%	1,661	0%	88,416	0%	110,098	0%
Unbilled Revenue	2,634,940	11%	—	—%	—	—%	—	—%	—	—%	2,634,940	11%

Total	$6,071,763	26%	$3,805,870	16%	$3,230,998	14%	$1,863,973	8%	$8,220,013	36%	$23,192,617	100%

The following table represents our allowance balances at each balance sheet date presented and that allowance as a percentage of gross accounts receivable:

	March 31, 2014	December 31, 2013	Change
Allowance for doubtful accounts	$4,569,000	$4,540,000	$29,000
As a % of total accounts receivable	19.2%	19.6%

At March 31, 2014 our allowance for doubtful accounts increased $29,000 as compared to December 31, 2013. The increase is attributed to the overall increase in our accounts receivable balance. As a percentage of total accounts receivable the allowance for doubtful accounts decreased to 19.2% at March 31, 2014 from 19.6% at December 31, 2013. This decline was related to an increase in the amount of accounts receivable that is between 0-30 days because the amount of allowance reserved on current balances is lower than the amount of allowance reserved on balances that are aged out further.

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2014 and 2013 as well as the period ending cash and cash equivalents and working capital.

	For the three months ended March 31.
	2014	2013
Net cash provided by (used in):
Operating activities	$1,025,000	$(1,330,000)
Investing activities	(883,000)	(239,000)
Financing activities	409,000	4,329,000

Net increase in cash and cash equivalents	551,000	2,760,000
Cash and cash equivalents, beginning of period	4,834,000	1,868,000

Cash and cash equivalents, end of period	$5,385,000	$4,628,000

Working Capital (1), end of period	$12,920,000	$10,794,000

(1)	Defined as current assets—current liabilities.

Our net cash provided by operating activities is driven primarily by our profitability and the impact of depreciation and bad debt expense on cash flows partially offset by an increase in our accounts receivable balance. Our accounts receivable balance usually increases significantly in the first quarter as most patients have not yet reached their deductible limits for the year, which results in an increased amount of billing and collection activity with individual patients.

We have also used approximately $883,000 in cash to purchase or develop property and equipment during the first quarter of 2014. This included capital outlays for our new Fort Myers laboratory redesign and costs related to our Laboratory Information System.

Our cash provided from financing activities for the three months ended March 31, 2014 consisted primarily of takedowns on our revolving credit facility with Capital Source and proceeds from the exercise of warrants during the first quarter partially offset by repayments on capital leases.

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

We paid Capital Source a commitment fee of $5,000 in connection with the Third Amendment.

As of March 31, 2014 we are in compliance with all covenants to the Credit Facility.

We had over $9.6 million in cash on hand and borrowing capacity as of March 31, 2014. We had unrestricted cash on hand of approximately $5.4 million as of March 31, 2014, and the available credit under the Credit Facility was approximately $4.2 million. The outstanding borrowing under our credit facility was $4.9 million after netting compensating cash on hand. As such, we believe we have adequate resources to meet our operating commitments.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $6.0 million to $7.5 million of additional capital equipment, software and leasehold improvements during the next year. We plan to fund these expenditures with capital lease financing arrangements, cash, and through bank loan facilities. If we are unable to obtain such funding, we will need to pay cash for these items.

Related Party Transactions

Consulting Agreements

During both the three month periods ended March 31, 2014 and 2013, Steven C. Jones, a director of the Company, earned approximately $62,500 for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $47,500 and $55,000 during the three months ended March 31, 2014 and 2013 as payment of his annual bonus compensation for the previous fiscal years, respectively.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

We do not invest in or trade instruments which are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

We do have exposure to both rising and falling interest rates on our Revolving Credit Facility with CapitalSource Bank. At March 31, 2014, advances of approximately $4.9 million under our Revolving Credit Facility Agreement with CapitalSource Bank were subject to interest charges based on the 12 month LIBOR rates plus 3.25% and the LIBOR rate is capped at a minimum of 1%.

As such, a one percentage point increase in LIBOR rates would increase our monthly interest expense by $4,083 and a decrease from current LIBOR rates would have no impact on our monthly interest expense as LIBOR is currently less than the 1% Cap on the agreement.

See Note C to the Consolidated Financial Statements contained herein for information on our revolving credit facility.

We have exposure to market risk on the lease rate factor of our Equipment Line with Pacific Western Equipment Finance. The lease rate factor is based on the 36 month interest swap rates. The lease rate factor will increase .000069966 for each five basis point increase in the 36 month interest swap rates. The interest rate will be fixed upon final acceptance of the lease.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business. No material proceedings were terminated during the quarter ended March 31, 2014.

ITEM 1A — RISK FACTORS

Current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2014.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2014	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
Name: Douglas M. VanOort
Title: Chairman and
Chief Executive Officer

	By:	/s/ George Cardoza
Name: George Cardoza
Title: Chief Financial Officer

	By:	/s/ Edwin F. Weidig III
Name: Edwin F. Weidig III
Title: Director of Finance and
Principal Accounting Officer