Form 10-Q
period 2014-06-30
NEOGENOMICS INC
filed 2014-07-29
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

As of July 23, 2014, the registrant had 50,174,681 shares of Common Stock, par value $0.001 per share outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

•	Our ability to implement our business strategy;

•	The expected reimbursement levels from governmental payers and private insurers and proposed changes to those levels;

•	The application, to our business and the services we provide, of existing laws, rules and regulations, including without limitation, Medicare laws, anti-kickback laws, Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations, state medical privacy laws, federal and state false claims laws and corporate practice of medicine laws;

•	Regulatory developments in the United States including increasing downward pressure on health care reimbursement;

•	Our ability to maintain our license under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);

•	Our ability to expand our operations and increase our market share;

•	Our ability to expand our service offerings by adding new testing capabilities;

•	Our ability to meet our future capital requirements;

•	Our ability to integrate acquired businesses;

•	The impact of internalization of testing by customers;

•	Our ability to compete with other diagnostic laboratories;

•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;

•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure; and

•	The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,023	$4,834
Accounts receivable (net of allowance for doubtful accounts of $5,709 and $4,540 respectively)	18,800	18,653
Inventories	2,616	2,301
Deferred income tax asset, net	588	588
Other current assets	1,055	1,115

Total current assets	28,082	27,491
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $16,877 and $14,478, respectively)	12,974	9,694
INTANGIBLE ASSETS (net of accumulated amortization of $516 and $405, respectively)	2,466	2,577
OTHER ASSETS	116	154

TOTAL ASSETS	$43,638	$39,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,081	$4,177
Accrued compensation	3,411	2,337
Other accrued expenses and liabilities	651	741
Short-term portion of equipment capital leases	3,094	2,786
Revolving credit line	1,989	4,282

Total current liabilities	15,226	14,323
LONG TERM LIABILITIES
Long-term portion of equipment capital leases	4,691	3,294
Deferred income tax liability, net	588	588

Total long term liabilities	5,279	3,882

TOTAL LIABILITIES	20,505	18,205

Commitments (Note I)
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 50,003,799 and 49,118,373 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	50	49
Additional paid-in capital	43,244	42,200
Accumulated deficit	(20,161)	(20,538)

Total stockholders’ equity	23,133	21,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,638	$39,916

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
NET REVENUE	$20,670	$15,603	$38,852	$31,260
COST OF REVENUE	10,431	8,446	19,904	16,857

GROSS PROFIT	10,239	7,157	18,948	14,403

OPERATING EXPENSES
General and administrative	5,870	4,064	10,924	8,239
Research and development	633	616	1,261	1,451
Sales and marketing	3,158	1,972	5,791	3,903

Total operating expenses	9,661	6,652	17,976	13,593

INCOME FROM OPERATIONS	578	505	972	810
INTEREST AND OTHER INCOME (EXPENSE) – NET	(253)	(232)	(518)	(517)

INCOME BEFORE TAXES	325	273	454	293
INCOME TAXES	51	—	78	17

NET INCOME	$274	$273	$376	$276

NET INCOME PER SHARE
- Basic	$0.01	$0.01	$0.01	$0.01

- Diluted	$0.01	$0.01	$0.01	$0.01

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING
- Basic	49,890	48,793	49,590	47,529

- Diluted	53,733	53,744	53,551	52,297

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$376	$276
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,814	1,387
Amortization of intangibles	111	111
Depreciation of property and equipment	2,400	2,052
Amortization of debt issue costs	25	24
Stock-based compensation – options	246	384
Stock-based compensation – warrants and restricted stock	35	262
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	(1,960)	(3,360)
(Increase) decrease in inventories	(315)	121
(Increase) decrease in other current assets	34	12
(Increase) decrease in other assets	38	(87)
Increase (decrease) in accounts payable and other liabilities	2,494	(649)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,298	533

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,966)	(608)

NET CASH USED IN INVESTING ACTIVITIES	(1,966)	(608)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (payments) on credit facility, net	(2,292)	(5,264)
Repayment of capital leases	(1,615)	(1,194)
Issuance of common stock and warrants for cash, net of transaction expenses	764	9,301

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,143)	2,843

NET INCREASE IN CASH AND CASH EQUIVALENTS	189	2,768
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,834	1,868

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,023	$4,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$498	$495

Income taxes paid	$170	$17

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$3,321	$1,402

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

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

The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for any future periods. In the opinion of management, these unaudited consolidated financial statements include all adjustments and accruals, including normal recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein.

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

Concentrations of Credit Risk

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to whom the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the three months ended June 30, 2014, all of the affiliated client office locations from Florida Cancer Specialists (“FCS”) combined, represented approximately 9.6% of our revenue compared to 16.5% of revenue for the three months ended June 30, 2013. For the six months ended June 30, 2014, all of the affiliated client office locations from FCS combined, represented 12.0% of our revenue compared to 15.4% of revenue for the six months ended June 30, 2013. On April 22, 2014 we entered into a second amendment to the Strategic Laboratory Services Agreement with FCS, as described more fully in Note K to the consolidated financial statements. We anticipate that FCS will continue to internalize tests we currently perform for them, and our concentration as a percentage of revenue will decline. All other clients were less than 5% of total revenue individually. For the three months ended June 30, 2014, revenue derived from the state of Florida represented approximately 25.8% of revenue compared to 32.5% of revenue for the three months ended June 30, 2013. For the six months ended June 30, 2014, revenue derived from the state of Florida represented approximately 27.8% of revenue compared to 31.7% of revenue for the six months ended June 30, 2013.

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

Income Taxes

We compute income taxes in accordance with ASC Topic 740 Income Taxes. Under ASC-740, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods and lives for property and equipment, and the timing of recognition of bad debts and various other expenses that have been accrued for financial statement purposes but are not currently deductible for income tax purposes.

Each reporting period we evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions, if deemed necessary. We follow a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements. As of June 30, 2014 we do not believe we had any significant uncertain tax positions nor did we have any provision for interest or penalties related to such positions.

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

On January 24, 2014 the Borrower and CapitalSource entered into a Third Amendment (the “Third Amendment”) to the Amended and Restated Credit Agreement. The terms of the Third Amendment amended Annex I of the credit agreement to delete the definition of Cash Velocity Percentage in its entirety and to replace it with the following:

Cash Velocity Percentage – shall mean (a) 80% for the period beginning December 31, 2012 and ending on March 31, 2013, (b) 75% for the period beginning December 1, 2013 and ending on March 31, 2014 and (c) 87.5% at all other times.

We paid Capital Source a commitment fee of $5,000 in connection with the Third Amendment.

Interest on outstanding advances under the Credit Facility are payable monthly in arrears on the first day of each calendar month. At June 30, 2014, the effective rate of interest was 4.25%, and the available credit under the Credit Facility was approximately $8.0 million and the outstanding borrowing was $2.0 million, after netting compensating cash on hand.

NOTE D — INTANGIBLE ASSETS

Intangible assets as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	Weighted Average Amortization Period	June 30, 2014
		COST	Accumulated Amortization	Net
Support Vector Machine (SVM) technology	108 months	$500	$139	$361
Laboratory developed test (LDT) technology	164 months	$1,482	$242	$1,240
Flow Cytometry and Cytogenetics technology	202 months	$1,000	$135	$865

Total		$2,982	$516	$2,466

	Weighted Average Amortization Period	December 31, 2013
		COST	Accumulated Amortization	Net
Support Vector Machine (SVM) technology	108 months	$500	$112	$388
Laboratory developed test (LDT) technology	164 months	$1,482	$188	$1,294
Flow Cytometry and Cytogenetics technology	202 months	$1,000	$105	$895

Total		$2,982	$405	$2,577

We recorded approximately $55,000 in straight-line amortization expense of intangibles for the three months ended June 30, 2014 and 2013, and approximately $111,000 in straight-line amortization expense of intangibles for the six months ended June 30, 2014 and 2013, respectively, as research and development expenses in the consolidated statement of operations. We will record all amortization of intangibles in that category until the time that we have products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold.

The estimated amortization expense related to amortizable intangible assets for the remainder of 2014, and each of the five succeeding fiscal years and thereafter as of June 30, 2014 is as follows (in thousands):

Year Ending December 31,
Remainder of 2014	$112
2015	223
2016	223
2017	223
2018	223
2019	223
Thereafter	1,239

Total	$2,466

NOTE E — REVENUE RECOGNITION AND CONTRACTUAL ADJUSTMENTS

The Company recognizes revenues when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent, and revenues are recognized once the diagnostic services have been performed, and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. The Company reports revenues from contracted payers, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. The Company reports revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount estimated to be collected from non-contracted payers is recorded as an allowance to arrive at the reported net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate. The Company records revenues from patient pay tests net of a large discount and as a result recognizes minimal revenue on those tests. The Company regularly reviews its historical collection experience for non-contracted payers and adjusts its expected revenues for current and subsequent periods accordingly.

The table below shows the adjustments made to gross service revenue to arrive at net revenues (in thousands), the amount reported on our statement of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross Service Revenues	$57,805	$43,141	$99,004	$84,466
Total Contractual Adjustments and Discounts	(37,135)	(27,538)	(60,152)	(53,206)

Net Revenues	$20,670	$15,603	$38,852	$31,260

During the three months ended June 30, 2014, we were able to grow revenue by 32.5% on a year over year basis, despite a $1,050,000 reduction in revenue recorded to account for a conservative interpretation of recently issued policy edits from the National Correct Coding Initiative (“NCCI”) relating to the appropriate number of billing units for certain FISH testing reimbursable by Medicare. During the six months ended June 30, 2014, we were able to grow revenue by 24.3% on a year over year basis, despite a $1,750,000 reduction in revenue recorded to account for a conservative interpretation of the NCCI FISH edits. The National Correct Coding Initiative “NCCI” FISH testing edits were issued in December 2013, effective as of January 1, 2014, and created a contradiction with respect to long-established billing practices for FISH testing. The new FISH edits suggest that the number of billable units that laboratories should bill for certain multi-probe FISH tests is less than the previously established guidance which is still in effect. The Company and The American Clinical Laboratory Association (“ACLA”) have asked the Centers for Medicare and Medicaid Services (“CMS”) to provide further guidance with respect to this contradictory new policy, and CMS officials have acknowledged the need to issue a clarification, but have yet to do so. A favorable clarification from CMS with respect to these NCCI FISH edits would result in us being able to bill in future periods for all or a portion of the previously unbilled $1,750,000 of FISH testing services that were foregone in the first six months of 2014.

NOTE F — NET INCOME PER SHARE

The following table provides the computation of basic and diluted net income per share for the three and six month periods ending June 30, 2014 and 2013: (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$274	$273	$376	$276

Basic weighted average shares outstanding	49,890	48,793	49,590	47,529
Effect of potentially dilutive securities	3,843	4,951	3,961	4,768

Diluted weighted average shares outstanding	53,733	53,744	53,551	52,297

Basic net income per share	$0.01	$0.01	$0.01	$0.01

Diluted net income per share	$0.01	$0.01	$0.01	$0.01

For the three and six months ended June 30, 2014, 672,000 and 426,500 outstanding options were excluded from the calculation of diluted earnings per share due to anti-diluted affects as compared to 2,500 and 119,000 options for the three and six months ended June 30, 2013 that were excluded in the calculation of diluted earnings per share due to anti-diluted affects.

NOTE G—EQUITY

Stock Options

As of June 30, 2014, options to purchase 5,814,794 shares of our common stock were outstanding. The exercise prices of these options range from $0.25 to $4.30 per share.

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

As of June 30, 2014, warrants to purchase 650,000 shares of our common stock were outstanding. The exercise prices of these warrants range from $1.43 to $1.50 per share.

NOTE H — RESTRICTED STOCK AWARDS

On April 15, 2014, the Company granted 125,000 shares of restricted stock to Douglas M. VanOort. Such restricted shares vest on the third anniversary of the grant date so long as Mr. VanOort remains Chairman and Chief Executive Officer of the Company. The fair market value of the grant of restricted stock on award date was deemed to be $381,250 or $3.05 per share, which was the closing price of the Company’s common stock on the day before the grant as approved by the board of directors.

On April 15, 2014 the Company granted each of the four independent directors 3,000 shares of restricted stock for a total of 12,000 shares. Such restricted stock will vest ratably over each of the next four quarters so long as the director still serves as a member of the board of directors. The fair market value of each grant of restricted stock on award date was deemed to be $9,150 or $3.05 per share, which was the closing price of the Company’s common stock on the day before the grant as approved by the board of directors.

NOTE I — COMMITMENTS

NeoGenomics entered into a master lease agreement with Pacific Western Equipment Finance for the leasing of up to $2.0 million of equipment on an equipment leasing line. The lease has a term of 36 months and a lease rate factor of 0.03076. We committed to purchase approximately $1.7 million of equipment during the six months ended June 30, 2014. The lease contains $1 buyout options at the end of the term.

During the three and six months ended June 30, 2014 we also entered into lease schedules with several vendors for approximately $250,000 and $787,000 for the purchase of laboratory equipment, computer equipment and computer software, some of which have yet to be delivered to us. The leases have 36 month terms with $1 buyout options at the end of the terms and interest rates in the range between 1.0% and 13.9%.

During the six months ended June 30, 2014 we also entered into an equipment finance agreement for approximately $227,000 for the purchase of furniture. The equipment finance agreement has a 60 month term and an interest rate of 8.9%.

NOTE J — OTHER RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2014 and 2013, Steven C. Jones, a director of the Company, earned approximately $65,000 and $62,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. During the six months ended June 30, 2014 and 2013, Steven C. Jones, a director of the Company, earned approximately $127,500 and $125,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $47,500 and $80,000 during the six months ended June 30, 2014 and 2013 as payment of his annual bonus compensation for the previous fiscal years, respectively.

NOTE K — FLORIDA CANCER SPECIALISTS AGREEMENT

On April 22, 2014, we entered into a Second Amended and Restated Strategic Laboratory Services Agreement (the “Agreement”) with Florida Cancer Specialists, P.L. (“FCS”). Under the terms of the Agreement, FCS agreed that, subject to certain exceptions, it would first offer to have us perform all cytogenetics and molecular testing services on cancer specimens from FCS’s 72 practice locations before either performing such services in its own laboratory or referring such specimens to other laboratories. FCS also agreed, subject to certain exceptions, that it would first offer to have us perform any other cancer genetic testing services not otherwise performed by FCS’s internal laboratory before referring such specimens to other laboratories. We agreed to perform all accessioning and customer service functions and provide certain other services relating to cancer genetics testing for all of FCS’s practice locations. The Agreement extends the current contract through December 31, 2015, but will automatically renew for additional one year terms thereafter, unless either party gives the other party six months’ prior written notice of non-renewal.

NOTE L — SUBSEQUENT EVENTS

On July 8, 2014, NeoGenomics Laboratories, a wholly-owned subsidiary of the registrant NeoGenomics entered into a membership interest purchase agreement with Path Labs, LLC d/b/a Path Logic, a Delaware limited liability company (“Path Logic”), and Path Labs Holdings, LLC, a Delaware limited liability company (“PL Holdings”), whereby NeoGenomics Laboratories acquired all of the outstanding equity ownership interests in Path Logic from PL Holdings for a purchase price of $6.0 Million less its capital lease liabilities assumed. These capital lease liabilities were estimated to be approximately $150,000, therefore consideration was approximately $5.85 Million. NeoGenomics Laboratories paid the purchase price using cash on hand and borrowings on its revolving credit facility.

On July 8, 2014 NeoGenomics Laboratories, (“Borrower”) Path Labs, LLC, (“New Borrower”) and CapitalSource entered into a Joinder and Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement. The fourth amendment added the New Borrower to the credit agreement and allowed for them to borrow under the facility. All other terms of the credit agreement remained unchanged.

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

Overview

We operate a network of cancer-focused testing laboratories whose mission is to improve patient care through exceptional genetic and molecular testing services. Our vision is to become America’s premier cancer testing laboratory by delivering uncompromising quality, exceptional service and innovative products and services. The Company has laboratory locations in Ft. Myers and Tampa, Florida; Irvine, West Sacramento and Fresno, California; and Nashville, Tennessee, and currently offers the following types of testing services:

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

In July 2014 we acquired Path Labs, LLC d/b/a Path Logic a leading provider of specialized anatomic pathology services to Hospitals and physicians in Northern California. Path Logic provides high-quality Anatomic Pathology services with significant expertise in the sub-specialties of renal pathology, dermatopathology, women’s health and gastrointestinal and genitourinary pathology. For 2013, Path Logic reported revenue of approximately $10 million and employed approximately 65 people. We estimate that $3.0 to 4.0 million of revenue opportunities can be realized in relatively short order as a result of our existing customers and Path Logic’s customers having access to each other’s testing menus and capabilities. In addition, as redundant costs are eliminated during the remainder of this year, we expect the acquisition of Path Logic to be accretive to our earnings within six months.

We will also look to grow our business through other mergers or acquisitions if the right opportunity becomes available. We are focused on opportunities that would be complementary to our menu of services and would be accretive to our earnings in a short timeframe.

Innovate

We are committed to being an innovative leader in oncology testing. Our goal is to develop new assays to help physician clients better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. During the six months ended June 30, 2014 we introduced an additional 30 new molecular tests and cancer profiles. Our clients have been very receptive to our new molecular offerings and we believe that we have the most comprehensive clinical molecular test menu of any laboratory in the United States. We are also seeing increasing interest in our molecular menu from several pharmaceutical firms. Molecular testing is a rapidly growing part of oncology testing, which allows us to determine specific subtypes of cancer, as well as predict responses to certain therapeutics by isolating certain genetic mutations in DNA and RNA. We also introduced a number of NeoTYPETM profiles that combine multiple molecular tests into multi-gene tests targeting specific types of cancer to help pathologists and oncologists determine cancer subtypes on difficult cases. We use next generation sequencing and bi-directional sanger sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitors because we are able to pick up mutations that other methods would not detect. We believe that we are well-positioned to capitalize on this rapidly growing area.

We are working on developing a proprietary NeoLABTM (Liquid Alternative to Biopsy) Prostate cancer test that is performed on blood plasma and urine rather than on prostate tissue biopsies. There are two goals for this test, a) to diagnose the presence of cancer in patients with BPH (Benign prostatic hyperplasia) and b) to distinguish high-grade from low-grade cancer in patients with prostate cancer. We completed a preliminary patient study in June 2013, and the results were recently published in March 2014 in the Genetic Testing and Molecular Biomarkers journal. In addition, in February 2014, we completed a follow up study with additional patient samples which confirmed the published preliminary data from the first trial. We are also expanding our work to include patient samples from outside the United States. While further validation work needs to be completed, we continue to be encouraged about the potential for this new test. The NeoLABTM test is available for ordering for patients who want to participate in the ongoing clinical trial agreement on the condition that their treating physician must provide clinical utilization and follow-up data to us as part of the testing process. We are targeting to test another 600-800 patients in this manner, and to add another 200 patients as part of a trial currently underway in Europe. We are planning a full launch of the NeoLABTM prostate test in 2015.

Our 10 color flow cytometry service offering has been very well received as it provides approximately 60% more data than previous flow cytometry platforms and allows for better operating efficiencies. In addition, over the last year we believe we have vastly improved our immunohistochemistry offering, brought up a new digital imaging platform and launched several new FISH tests including a new test to aid in the diagnosis of Barrett’s Esophagus that we are offering on a semi-exclusive basis. We expect these new tests to drive substantial growth in the future. We also expect to continue to make investments in R&D that will allow us to commercialize a number of new and innovative genetic tests as we move forward.

In January 2012, we entered into a license agreement with Health Discovery Corporation (“HDC”) to license certain Support Vector Machine / Recursive Feature Elimination technology (“SVM-RFE”). We believe SVM-RFE techniques will allow us to combine and analyze data from genomics, proteomics and digital imaging to develop practical, cost-effective and reliable new assays and other proprietary tests. Using this technology, we believe we will be able to offer a whole line of advanced tests that will help physicians better manage the treatment options for cancer patients. We have prioritized the development of better tests for the diagnosis and prediction of clinical behavior in prostate cancer, pancreatic cancer, breast cancer, leukemia/lymphoma and other solid tumors as part of the license agreement. We intend to launch a test for prostate cancer in 2015. We are also developing a Cytogenetics Interpretation System using the SVM technology that we believe will result in substantial cost savings and open up the opportunity for sub-licensing revenue in future years.

Diversify

Our third focus in 2014 is diversification. In November 2013, we announced an exclusive alliance with Covance Central Laboratories (“Covance”) to provide comprehensive anatomic pathology, histology and specialty laboratory testing services for clinical trials. Covance is the largest contract research organization servicing the needs of the pharmaceutical industry. Through this alliance, Covance’s clients will gain access to fully integrated anatomic pathology and histology (“APH”) services, including immunohistochemistry (“IHC”), fluorescence in-situ hybridization (“FISH”) and molecular testing. Covance will establish a laboratory at NeoGenomics’ Fort Myers, Florida facility and together with NeoGenomics, will provide a full range of APH, tissue based biomarkers and other specialty testing services. The companies will then expand joint capabilities globally at Covance’s central laboratory locations in Shanghai, China; Geneva, Switzerland; and Singapore. As part of the alliance, Covance will have access to NeoGenomics extensive medical and scientific networks, which includes more than 500 pathologists. NeoGenomics gains access to Covance’s broad market reach, established client relationships, and extensive clinical trials experience. We believe this alliance will provide seamless global testing services supporting oncology and companion diagnostics strategies for biopharmaceutical firms around the world. We have expanded our facility in Fort Myers, Florida to provide the capacity to grow this alliance with Covance and to provide quality testing for global clinical trials. NeoGenomics has ongoing clinical trials with international pharmaceutical firms and working along with Covance will allow us to work on trials on a global basis.

We have been able to diversify our product lines with over 70 new molecular tests and profiles launched over the last two years. Among the new products launched during 2014 were Calreticulin Mutation Analysis and 23 new and innovative NeoTYPE™ Cancer Profiles based on next-generation sequencing (NGS). We believe these new advanced cancer-profiling tools offer oncologists and pathologists a more targeted and comprehensive ability to tailor cancer testing to an individual patient’s needs than has ever been available before.

Get Lean

We are focused on becoming more efficient and reducing our cost per test. Our best practice teams work with our information technology teams to make improvements in efficiencies to our lab processes. We are using information systems and technology to move NeoGenomics further along the path of being a “fully digital lab”, that uses on-line ordering, bar coding, specimen tracking, and other tools to create a streamlined, seamless, and efficient lab. We also completed a facility upgrade to our Fort Myers, Florida lab location and we expect this upgrade to increase our efficiencies and reduce our cost per test. These Lean initiatives are having an impact on our cost structure. During the first six months of 2014, we have reduced our average cost of goods sold per test by 9.4% versus the comparable period in 2013.

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

Geographic Locations

Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on either the West Coast or the East Coast of the United States to service the needs of their customers around the country. We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence. We have six facilities, three large laboratory locations in Fort Myers, Florida, West Sacramento, California and Irvine,

California and three smaller laboratory locations in Fresno, California, Nashville, Tennessee and Tampa, Florida. Our objective is to “operate one lab with six locations” in order to deliver standardized, high quality, test results. We intend to continue to develop and open new laboratories and/or expand our current facilities as market situations dictate and business opportunities arise.

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

Seasonality

The majority of our testing volume is dependent on patients being treated by hematology/oncology professionals and other healthcare providers. Volume of testing generally declines during the vacation seasons, year-end holiday periods and other major holidays, particularly when those holidays fall during the middle of the week. In addition, the volume of testing tends to decline due to adverse weather conditions, such as heavy snow, excessively hot or cold spells or hurricanes, tornados in certain regions, consequently reducing revenues and cash flows in any affected period. Therefore, comparison of the results of successive periods may not accurately reflect trends for future periods.

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

Results of Operations for the Three and Six Months Ended June 30, 2014 as Compared to the Three and Six Months Ended June 30, 2013

The following table presents the consolidated statements of operations as a percentage of revenue:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
NET REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF REVENUE	50.5%	54.1%	51.2%	53.9%

GROSS PROFIT	49.5%	45.9%	48.8%	46.1%

OPERATING EXPENSES:
General and administrative	28.4%	26.0%	28.1%	26.4%
Research and development	3.0%	4.0%	3.3%	4.6%
Sales and marketing	15.3%	12.6%	14.9%	12.5%

TOTAL OPERATING EXPENSES	46.7%	42.6%	46.3%	43.5%

INCOME FROM OPERATIONS	2.8%	3.3%	2.5%	2.6%

INTEREST AND OTHER INCOME (EXPENSE) – NET	(1.2)%	(1.5)%	(1.3)%	(1.6)%
NET INCOME BEFORE INCOME TAXES	1.6%	1.8%	1.2%	1.0%

INCOME TAXES	0.3%	0.0%	0.2%	0.1%
NET INCOME	1.3%	1.8%	1.0%	0.9%

Revenue

Supplemental Information on Customer Requisitions Received and Tests Performed

(in thousands, except test and requisition amount)

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	% Inc (Dec)	2014	2013	% Inc (Dec)
Requisitions Rec’d (cases)	29,354	20,875	40.6%	54,058	41,479	30.3%
Number of Tests Performed	45,475	32,519	39.8%	84,209	64,607	30.3%
Avg. # of Tests / Requisition	1.55	1.56	(0.6)%	1.56	1.56	0.0%
Total Testing Revenue	$20,670	$15,603	32.5%	$38,852	$31,260	24.3%
Avg Revenue/Requisition	$704	$747	(5.8)%	$719	$754	(4.6)%
Avg Revenue/Test	$455	$480	(5.3)%	$461	$484	(4.6)%

Our increase in test counts for the three and six months ended June 30, 2014 when compared to the three and six months ended June 30, 2013 was primarily the result of adding new client accounts. We have been able to gain market share due to our expanded testing menu and better service levels compared to other labs. Revenue increased by 32.5% for the three months ended June 30, 2014 when compared to the comparable period in 2013, because of the increase in clients described above. Our existing clients continue to respond favorably to our expanded Molecular testing menu and an increase in Molecular test orders also helped us to achieve 39.8% growth in our testing volumes over last year’s second quarter. Average revenue per test for the three month period ended June 30, 2014 declined 5.3% from the comparable period in 2013 as a result of the NCCI FISH edits. The National Correct Coding Initiative “NCCI” FISH testing edits were issued in December 2013, effective as of January 1, 2014, and created a contradiction with respect to long-established billing practices for FISH testing. The new FISH edits suggest that the number of billable units that laboratories should bill for certain multi-probe FISH tests is less than the previously established guidance which is still in effect. The Company and The American Clinical Laboratory Association (“ACLA”) have asked the Centers for Medicare and Medicaid Services (“CMS”) to provide further guidance with respect to this contradictory new policy, and CMS officials have acknowledged the need to issue a clarification, but have yet to do so. A favorable clarification from CMS with respect to these NCCI FISH edits would result in us being able to bill in future periods for all or a portion of the previously unbilled $1,750,000 of FISH testing services that were foregone in the first six months of 2014.

Revenue for the six months ended June 30, 2014 increased 24.3% when compared with the comparable period last year. Testing volumes for the first six months of 2014 were up 30.3% compared to last year, however average revenue per test declined 4.6%. The price decline is primarily related to the NCCI FISH edits.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested. Our cost of revenue, gross profit and test metrics for the three and six months ended June 30, 2014 and 2013 are as follows:

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	Change	2014	2013	Change
Cost of revenue	$10,431,000	$8,446,000	$1,985,000	$19,904,000	$16,857,000	$3,047,000
Cost of revenue as a % of revenue	50.5%	54.1%		51.2%	53.9%
Gross Profit	$10,239,000	$7,157,000	$3,082,000	$18,948,000	$14,403,000	$4,545,000
Gross Profit as a % of revenue	49.5%	45.9%		48.8%	46.1%
Cost of Revenue per Test	$229	$260	$(31)	$236	$261	$(25)
Gross Profit per Test	$226	$220	$6	$225	$223	$2

Overall cost of revenue increased due to the increases in our testing volumes. Cost as a percentage of revenue decreased by approximately 360 margin points for the three months ended June 30, 2014 and by 270 margin points for the six months ended June 30, 2014. This was driven by improved capacity planning and utilization along with several process improvements in the laboratory. We also saw growth in lower priced and lower cost molecular tests. We have completed a facility upgrade to our Fort Myers, Florida lab location and we expect this upgrade to reduce our cost per test. The new laboratory design was aided by our Lean process teams and uses Lean principles to improve our operating efficiency. We are implementing Lean process initiatives, bar coding and scanning technology, new and improved instrumentation to further automate our laboratories, and new IT enhancements that will help us process more tests more effectively and efficiently. We believe that we will continue to see a reduction in average cost per test in future periods based on the activities of our best practice teams.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	Change	2014	2013	Change
Sales and marketing	$3,158,000	$1,972,000	$1,186,000	$5,791,000	$3,903,000	$1,888,000
As a % of revenue	15.3%	12.6%		14.9%	12.5%

Sales and marketing expenses increased approximately 60.2% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Sales and marketing expenses increased approximately 48.4% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This was the result of growing our sales team as well as increased commissions on increased revenue.

We expect our overall sales and marketing expenses in dollars to increase modestly with increased test volumes. As a percentage of revenue we expect our expenses to come down slightly in future quarters.

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

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	Change	2014	2013	Change
General and administrative	$5,870,000	$4,064,000	$1,806,000	$10,924,000	$8,239,000	$2,685,000
As a % of revenue	28.4%	26.0%		28.1%	26.4%

General and administrative expenses increased by 44.4% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. General and administrative expenses increased approximately 32.6% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in general and administrative expenses is primarily a result of adding information technology and billing personnel to support the increase in our testing volumes, corporate bonuses, office expenses, depreciation as well as increases in professional and corporate fees.

Bad debt expense increased by approximately 44.0%, or approximately $284,000 to $930,000 for the three months ended June 30, 2014 as compared to approximately $646,000 for the three months ended June 30, 2013. As a percentage of revenue, bad debt expense for the three months ended June 30, 2014 was 4.5% compared to 4.1% for the three months ended June 30, 2013. Bad debt expense increased by approximately 30.8%, or approximately $427,000 to $1,814,000 for the six months ended June 30, 2014 as compared to approximately $1,387,000 for the six months ended June 30, 2013. As a percentage of revenue bad debt expense for the six months ended June 30, 2014 was 4.7% compared to 4.4% for the six months ended June 30, 2013. This increase was primarily a result of increased revenue for the corresponding period although there is also a slight increase in bad debt expense as a percentage of revenue based on the aging of our accounts receivable by payer category.

We expect our overall general and administrative expenses to increase in dollars, as we add personnel, increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; incur additional bad debt expense related to increasing sales, and as we continue to build our physical infrastructure to support our anticipated growth. As a percentage of revenue, we expect general and administrative expenses to fall slightly in future quarters.

Research and Development Expenses

Research and development expenses relate to cost of developing new proprietary and non-proprietary genetic tests as well as cost related to our licensing agreement with Health Discovery Corporation, including amortization of the licensed technology.

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	Change	2014	2013	Change
Research and development	$633,000	$616,000	$17,000	$1,261,000	$1,451,000	$(190,000)
As a % of revenue	3.0%	4.0%		3.3%	4.6%

Research and development expenses increased approximately 2.8% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase in research and development expenses is primarily the result of an increase in supplies. Research and development expenses decreased approximately 13.1% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease is primarily a result of a reduction in stock-based compensation expense for non-employee stock options and warrants.

We expect our research and development expenses to fluctuate in future quarters because of increases or decreases in our stock price and the corresponding stock compensation expense for non-employee stock options and warrants. Increases in our stock price result in additional expense and decreases in our stock price can result in recovery of previously recorded expense.

Interest and Other (Income) Expense

Interest and other (income) expense primarily consists of the interest expense we incur on our borrowing arrangements (primarily comprised of interest payable on advances under our revolving credit facility with Capital Source and interest paid on capital lease obligations) offset by the interest income we earn on cash deposits. Interest and other (income) expense increased from approximately $232,000 for the three months ended June 30, 2013 to $253,000 for the three months ended June 30, 2014. Interest and other (income) expense increased from approximately $517,000 in the six months ended June 30, 2013 to $518,000 for the six months ended June 30, 2014.

Net Income

The following table provides the net income for each period along with the computation of basic and diluted net income (loss) per share for the three and six month periods ending June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$274,000	$273,000	$376,000	$276,000

Basic weighted average shares outstanding	49,890,000	48,793,000	49,590,000	47,529,000
Effect of potentially dilutive securities	3,843,000	4,951,000	3,961,000	4,768,000

Diluted weighted average shares outstanding	53,733,000	53,744,000	53,551,000	52,297,000

Basic net income per share	$0.01	$0.01	$0.01	$0.01

Diluted net income per share	$0.01	$0.01	$0.01	$0.01

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

Adjusted EBITDA as defined by NeoGenomics is not a measurement under GAAP and may differ from non-GAAP measures used by other companies. There are limitations inherent in non-GAAP financial measures such as Adjusted EBITDA because they exclude a variety of charges and credits that are required to be included in a GAAP presentation, and do not therefore present the full measure of NeoGenomics recorded costs against its net revenue. Accordingly, investors should consider non-GAAP results together with GAAP results in analyzing NeoGenomics’ financial performance.

The following is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA for the three and six months ending June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net income (Per GAAP)	$274,000	$273,000	$376,000	$276,000
Adjustments to Net Income:
Interest expense (income), net	256,000	232,000	521,000	517,000
Income taxes	51,000	—	78,000	17,000
Amortization of intangibles	55,000	55,000	111,000	111,000
Depreciation and amortization	1,249,000	1,063,000	2,400,000	2,052,000

EBITDA	1,885,000	1,623,000	3,486,000	2,973,000
Further Adjustments to EBITDA:
Non-cash stock-based compensation	197,000	202,000	281,000	646,000

Adjusted EBITDA (non-GAAP)	$2,082,000	$1,825,000	$3,767,000	$3,619,000

Trade Accounts Receivable and Allowance for Doubtful Accounts

The following tables present the dollars and percentage of the Company’s gross accounts receivable from customers outstanding by aging category at June 30, 2014 and December 31, 2013:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

June 30, 2014

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$3,169,873	13%	$2,833,936	12%	$1,358,798	5%	$654,722	3%	$715,460	3%	$8,732,789	36%
Commercial Insurance	1,031,793	4%	1,315,573	5%	825,710	3%	835,173	4%	4,628,033	19%	8,636,282	35%
Medicaid	21,274	0%	80,541	0%	92,587	1%	80,814	0%	604,724	2%	879,940	3%
Medicare	660,709	3%	843,028	4%	427,377	2%	308,027	1%	2,709,484	11%	4,948,625	21%
Private Pay	5	0%	(390)	0%	(3,762)	0%	9,232	0%	12,100	0%	17,185	0%
Unbilled Revenue	1,294,064	5%	—	—%	—	—%	—	—%	—	—%	1,294,064	5%

Total	$6,177,718	25%	$5,072,688	21%	$2,700,710	11%	$1,887,968	8%	$8,669,801	35%	$24,508,885	100%

December 31, 2013

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$2,716,164	11%	$1,728,152	7%	$1,232,594	6%	$581,713	3%	$905,057	4%	$7,163,680	31%
Commercial Insurance	341,364	2%	985,446	4%	740,250	3%	557,269	2%	3,883,242	17%	6,507,571	28%
Medicaid	21,509	0%	75,820	0%	76,713	0%	87,291	0%	285,383	2%	546,716	2%
Medicare	349,224	2%	1,016,452	5%	1,169,982	5%	636,039	3%	3,057,915	13%	6,229,612	28%
Private Pay	8,562	0%	—	—%	11,459	0%	1,661	0%	88,416	0%	110,098	0%
Unbilled Revenue	2,634,940	11%	—	—%	—	—%	—	—%	—	—%	2,634,940	11%

Total	$6,071,763	26%	$3,805,870	16%	$3,230,998	14%	$1,863,973	8%	$8,220,013	36%	$23,192,617	100%

The following table represents our allowance balances at each balance sheet date presented and that allowance as a percentage of gross accounts receivable:

	June 30,	December 31,
	2014	2013	Change
Allowance for doubtful accounts	$5,709,000	$4,540,000	$1,169,000
As a % of total accounts receivable	23.2%	19.6%

At June 30, 2014 our allowance for doubtful accounts increased $1,169,000 as compared to December 31, 2013. The increase is attributed to the overall increase in our accounts receivable balance. As a percentage of total accounts receivable the allowance for doubtful accounts increased to 23.2% at June 30, 2014 from 19.6% at December 31, 2013. This increase is the result of leaving claims open longer in an effort to collect them. The corresponding allowance increases at the same time increasing our allowance for doubtful accounts.

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2014 and 2013 as well as the period ending cash and cash equivalents and working capital.

	For the six months ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$5,298,000	$533,000
Investing activities	(1,966,000)	(608,000)
Financing activities	(3,143,000)	2,843,000

Net increase in cash and cash equivalents	189,000	2,768,000
Cash and cash equivalents, beginning of period	$4,834,000	$1,868,000

Cash and cash equivalents, end of period	$5,023,000	$4,636,000

Working Capital (1), end of period	$12,857,000	$11,107,000

(1)	Defined as current assets minus current liabilities.

Our net cash provided by operating activities for the six months ended June 30, 2014 is driven primarily by net income, depreciation, bad debt expense and by an increase in accounts payable and other liabilities partially offset by an increase in our accounts receivable. We have had strong cash collections for the six months ended June 30, 2014 which has caused the rate of increase in accounts receivable to decline when compared to the six months ended June 30, 2013.

We used approximately $2.0 million in cash to purchase or develop property and equipment during the six months ended June 30, 2014 compared to $0.6 million for the comparable period in 2013.

Our cash used by financing activities for the six months ended June 30, 2014 consisted primarily of pay downs on our revolving credit facility with Capital Source and repayments on capital leases. Our cash provided from financing activities for the six months ended June 30, 2013 consisted primarily of the issuance of common stock, net of transaction costs partially offset by pay downs on our revolving credit facility with Capital Source.

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

On July 8, 2014 the Borrower, Path Labs, LLC, (“New Borrower”) and CapitalSource entered into a Joinder and Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement. The fourth amendment added the New Borrower to the credit agreement and allowed for them to borrow under the facility. All other terms of the credit agreement remained unchanged.

As of June 30, 2014 we were in compliance with all covenants to the Credit Facility.

We had over $13.0 million in cash on hand and borrowing capacity as of June 30, 2014. We had cash on hand of approximately $5.0 million as of June 30, 2014, and the available credit under the Credit Facility was approximately $8.0 million. The outstanding borrowing under our credit facility was $2.0 million after netting compensating cash on hand. As such, we believe we have adequate resources to meet our operating commitments.

On July 8, 2014, NeoGenomics Laboratories, Inc., a Florida corporation (“Neo Labs”), a wholly-owned subsidiary of the registrant NeoGenomics, Inc., a Nevada corporation (the “NeoGenomics”), entered into a membership interest purchase agreement with Path Labs, LLC d/b/a Path Logic, a Delaware limited liability company (“Path Logic”), and Path Labs Holdings, LLC, a Delaware limited liability company (“PL Holdings”), whereby Neo Labs acquired all of the outstanding equity ownership interests in Path Logic from PL Holdings for a purchase price of $6.0 Million less its capital lease liabilities assumed. These capital lease liabilities were estimated to be approximately $150,000, therefore consideration was approximately $5.85 Million. Neo Labs paid the purchase price using cash on hand and borrowings on its revolving credit facility. This has reduced our cash on hand and our borrowing capacity subsequent to June 30, 2014.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $7.0 million to $8.0 million of additional capital equipment during the next year. We plan to fund these purchases primarily through capital lease financing arrangements. If we are unable to obtain such funding, we will need to borrow on our revolving credit facility or pay cash for these items.

Related Party Transactions

Consulting Agreements

During the three months ended June 30, 2014 and 2013, Steven C. Jones, a director of the Company, earned approximately $65,000 and $62,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. During the six months ended June 30, 2014 and 2013, Steven C. Jones, a director of the Company, earned approximately $127,500 and $125,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $47,500 and $80,000 during the six months ended June 30, 2014 and 2013 as payment of his annual bonus compensation for the previous fiscal years, respectively.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

We do not invest in or trade instruments which are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

We do have exposure to both rising and falling interest rates on our Revolving Credit Facility with CapitalSource Bank. At June 30, 2014, advances of approximately $2.0 million under our Revolving Credit Facility Agreement with CapitalSource Bank were subject to interest charges based on the 12 month LIBOR rates plus 3.25% and the LIBOR rate is capped at a minimum of 1%.

As such, a one percentage point increase in LIBOR rates would increase our monthly interest expense by $1,666 and a decrease from current LIBOR rates would have no impact on our monthly interest expense as LIBOR is currently less than the 1% Cap on the agreement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business. No material proceedings were terminated during the quarter ended June 30, 2014.

ITEM 1A — RISK FACTORS

Current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2014.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1	Membership Interest Purchase Agreement by and among NeoGenomics Laboratories, Inc., Path Labs, LLC, and Path Labs Holdings, LLC, dated July 8, 2014 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 11, 2014)

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2014	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Chairman and
Chief Executive Officer

	By:	/s/ George Cardoza
		Name:	George Cardoza
		Title:	Chief Financial Officer

	By:	/s/ Edwin F. Weidig III
		Name:	Edwin F. Weidig III
		Title:	Director of Finance and
Principal Accounting Officer