Form 10-Q
period 2014-09-30
NEOGENOMICS INC
filed 2014-11-04
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

As of October 31, 2014, the registrant had 59,971,565 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiary, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories” or the “Subsidiary”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q and the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2014.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,366	$4,834
Accounts receivable (net of allowance for doubtful accounts of $5,471 and $4,540 respectively)	18,297	18,653
Inventories	2,970	2,301
Deferred income tax asset, net	588	588
Other current assets	1,022	1,115

Total current assets	57,243	27,491

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $18,416 and $14,478, respectively)	14,637	9,694

INTANGIBLE ASSETS (net of accumulated amortization of $606 and $405, respectively)	4,236	2,577
GOODWILL	2,561	—
OTHER ASSETS	143	154

TOTAL ASSETS	$78,820	$39,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,287	$4,177
Accrued compensation	3,410	2,337
Other accrued expenses and liabilities	1,100	741
Short-term portion of equipment capital leases	3,157	2,786
Revolving credit line	—	4,282

Total current liabilities	13,954	14,323

LONG TERM LIABILITIES
Long-term portion of equipment capital leases and notes payable	5,213	3,294
Deferred income tax liability, net	588	588

Total long term liabilities	5,801	3,882

TOTAL LIABILITIES	19,755	18,205

Commitments (Note I)
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 59,969,375 and 49,118,373 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	60	49
Additional paid-in capital	79,457	42,200
Accumulated deficit	(20,452)	(20,538)

Total stockholders’ equity	59,065	21,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,820	$39,916

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

NET REVENUE	$23,217	$16,884	$62,070	$48,144

COST OF REVENUE	12,923	8,713	32,826	25,570

GROSS PROFIT	10,294	8,171	29,244	22,574

OPERATING EXPENSES
General and administrative	6,370	4,335	17,295	12,573
Research and development	1,014	340	2,275	1,791
Sales and marketing	2,983	2,336	8,775	6,239

Total operating expenses	10,367	7,011	28,345	20,603

INCOME (LOSS) FROM OPERATIONS	(73)	1,160	899	1,971

INTEREST AND OTHER INCOME (EXPENSE) – NET	(218)	(231)	(736)	(749)

INCOME (LOSS) BEFORE TAXES	(291)	929	163	1,222

INCOME TAXES	—	29	78	46

NET INCOME (LOSS)	$(291)	$900	$85	$1,176

NET INCOME (LOSS) PER SHARE
- Basic	$(0.01)	$0.02	$0.00	$0.02

- Diluted	$(0.01)	$0.02	$0.00	$0.02

WEIGHTED AVG NUMBER OF SHARES OUTSTANDING
- Basic	54,444	48,933	51,272	48,007

- Diluted	54,444	53,173	53,926	52,599

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85	$1,176
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	2,044	1,966
Amortization of intangibles	200	168
Depreciation of property and equipment	3,938	3,115
Amortization of debt issue costs	66	36
Stock-based compensation – options	566	393
Stock-based compensation – warrants and restricted stock	173	137
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	12	(3,659)
(Increase) decrease in inventories	(582)	(209)
(Increase) decrease in other current assets	93	(320)
(Increase) decrease in other assets	39	(95)
Increase (decrease) in accounts payable and other liabilities	1,830	24

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,464	2,732

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	(5,829)	—
Purchases of property and equipment	(2,719)	(1,486)

NET CASH USED IN INVESTING ACTIVITIES	(8,548)	(1,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (payments) on credit facility, net	(4,282)	(5,722)
Repayment of capital leases and loans	(2,632)	(1,868)
Issuance of common stock for the exercise of stock options and warrants	2,100	393
Issuance of common stock for cash, net of transaction expenses	34,430	9,012

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,616	1,815

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,532	3,061
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,834	1,868

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,366	$4,929

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$770	$715

Income taxes paid	$170	$19

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases	$4,824	$1,816

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these consolidated financial statements include, but are not limited to, those related to revenues, accounts receivable and related allowances, intangible assets, useful lives and recovery of long-term assets, income taxes, and the fair value of stock-based compensation. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D expenses consist of cash and equity compensation and benefits for R&D personnel, amortization of intangibles, supplies, inventory and payment for samples to complete validation studies. These expenses were incurred to develop new genetic tests.

Intangible Assets

Intangible assets with finite useful lives are recorded at cost, less accumulated amortization. We have four classes of intangible assets and each class of intangible assets is amortized over its estimated service period from service date through the weighted average patent expiration date of each class of patents or the period of economic benefit using the straight-line method. We periodically review the estimated pattern in which the economic benefits will be consumed and adjust the amortization period and pattern to match our estimate. The Company’s intangible assets are related to the customer relationships of Path Labs, LLC and to our license agreement with Health Discovery Corporation.

Goodwill

Accounting Standard Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. We have not identified any such events and, accordingly, have not tested goodwill for impairment during the nine months ended September 30, 2014. We will complete our annual impairment test during the fourth quarter of 2014.

Concentrations of Credit Risk

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to whom the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the three months ended September 30, 2014, all of the affiliated client office locations from Florida Cancer Specialists (“FCS”) combined, represented approximately 7.9% of our revenue compared to 16.5% of revenue for the three months ended September 30, 2013. For the nine months ended September 30, 2014, all of the affiliated client office locations from FCS combined, represented 10.5% of our revenue compared to 15.8% of revenue for the nine months ended September 30, 2013. On April 22, 2014 we entered into a second amendment to the Strategic Laboratory Services Agreement with FCS. Under the terms of the Agreement, FCS agreed that, subject to certain exceptions, it would first offer to have us perform all cytogenetics and molecular testing services on cancer specimens from FCS’s 72 practice locations before either performing such services in its own laboratory or referring such specimens to other laboratories. FCS also agreed, subject to certain exceptions, that it would first offer to have us perform any other cancer genetic testing services not otherwise performed by FCS’s internal laboratory before referring such specimens to other laboratories. The Agreement extends the current contract through December 31, 2015, but will automatically renew for additional one year terms thereafter, unless either party gives the other party six months’ prior written notice of non-renewal. We anticipate that FCS will continue to internalize tests we currently perform for them, and our concentration as a percentage of revenue will decline. All other clients were less than 5% of total revenue individually. For the three months ended September 30, 2014, revenue derived from the State of Florida represented approximately 22.0% of revenue compared to 29.5% of revenue for the three months ended September 30, 2013. For the nine months ended September 30, 2014, revenue derived from the State of Florida represented approximately 25.6% of revenue compared to 30.9% of revenue for the nine months ended September 30, 2013.

Net Income (Loss) Per Common Share

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

Each reporting period we evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions, if deemed necessary. We follow a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements. As of September 30, 2014 we do not believe we had any significant uncertain tax positions nor did we have any provision for interest or penalties related to such positions.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to provide guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective in the first quarter of fiscal 2017. Early adoption is not permitted. Upon adoption, ASU 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

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

On August 26, 2014 we repaid all outstanding amounts and terminated the facility. We paid Capital Source termination fees of $61,000 in connection with the termination. We also wrote off unamortized debt issuance costs of approximately $37,000.

NOTE D — ACQUISITION

On July 8, 2014, NeoGenomics Laboratories, Inc., (“NeoGenomics Laboratories”) a wholly-owned subsidiary of the registrant NeoGenomics, Inc. (referred to individually as the “Parent Company” or collectively with its subsidiaries as “NeoGenomics” or the “Company”) entered into a membership interest purchase agreement with Path Labs, LLC d/b/a Path Logic, a Delaware limited liability company (“Path Logic”), and Path Labs Holdings, LLC, a Delaware limited liability company (“PL Holdings”), whereby NeoGenomics Laboratories acquired all of the outstanding equity ownership interests in Path Logic from PL Holdings for a purchase price (in thousands) of $5,908. NeoGenomics Laboratories paid the purchase price using cash on hand and borrowings on its revolving credit facility.

The following table summarizes the consideration paid and presents the preliminary allocation of these amounts to the net tangible and identifiable intangible assets based on the estimated fair values as of the acquisition date. Any excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. These allocations require the significant use of estimates and are based on the information that was available to management at the time these consolidated financial statements were prepared. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date. Although the final determination may result in asset and liability fair values that are different than the preliminary estimates of these amounts included herein, it is not expected that those differences will be material to an understanding of the impact of this transaction to our financial results.

Estimated Preliminary Acquisition Consideration Allocation (in thousands)

Current assets, including cash and cash equivalents of $79	$1,881
Property, plant and equipment	804
Identifiable intangible assets – customer relationships	1,860
Goodwill	2,561

Total assets acquired	7,106
Current liabilities	(1,185)
Long-term liabilities	(13)

Net assets acquired	$5,908

The amounts above are considered preliminary and are subject to change once NeoGenomics receives certain information it believes is necessary to finalize its determination of the fair value of assets acquired and liabilities assumed under the acquisition method. Thus these amounts are subject to refinement, and additional adjustments to record fair value of all assets acquired and liabilities assumed may be required.

Acquired intangible assets of $1.86 million consist of customer relationships which are being amortized over thirteen years. We recorded approximately $33,000 of amortization expense in the three and nine months ended September 30, 2014.

The estimated amortization expense related to the acquired intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2014 is as follows (in thousands):

Year Ending December 31,
Remainder of 2014	$36
2015	143
2016	143
2017	143
2018	143
2019	143
Thereafter	1,076

Total	$1,827

The goodwill arising from the acquisition of Path Logic includes revenue synergies as a result of our existing customers and Path Logic’s customers having access to each other’s testing menus and capabilities. It also arises from the new product lines which Path Logic adds to the Company’s product portfolio.

We incurred approximately $361,000 of due diligence and transaction related expenses during the three and nine months ended September 30, 2014. These costs included pre-acquisition due diligence costs and transaction related expenses. These costs were included in general and administrative expenses in our consolidated statements of operations for the three and nine months ended September 30, 2014.

The following unaudited pro forma information (in thousands) have been provided for illustrative purposes only and are not necessarily indicative of results that would have occurred had the Acquisition been in effect since January 1, 2013, nor are they necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$23,405	$19,469	$67,289	$56,351
Net income (loss)	(35)	219	(450)	(1,272)
Earnings (loss) per share
Basic	$(0.00)	$0.00	$(0.01)	$(0.03)
Diluted	$(0.00)	$0.00	$(0.01)	$(0.03)

The unaudited pro forma consolidated results during the three and nine months ended September 30, 2014 and 2013 have been prepared by adjusting our historical results to include the Acquisition as if it occurred on January 1, 2013. These unaudited pro forma consolidated historical results were then adjusted for the following:

•	adjustments to reflect the impact of $361,000 of transaction costs related to the 2014 acquisition as of January 1, 2013,

•	a net reduction in amortization expense during the three and nine months ended September 30, 2014 and 2013 due to decreased intangible assets recorded related to the acquisition,

•	a net reduction in interest expense during the three and nine months ended September 30, 2014 and 2013 as we did not acquire the existing debt from the acquisition offset by our interest expense on net borrowings under capital leases and notes payable,

•	a net reduction in depreciation expense during the three and nine months ended September 30, 2014 and 2013 due to decreased fixed asset values recorded related to the acquisition,

•	a net reduction in general and administrative expenses for the three and nine months ended September 30, 2014 and 2013 to remove the management fees from the private equity company and the Chief Executive Officer’s salary from the results,

•	a net reduction to adjust for the tax effect of the losses that were acquired which is based on an estimate of the state income taxes and federal alternate minimum tax which would not be required based on the losses for all periods.

As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

NOTE E — INTANGIBLE ASSETS

Intangible assets as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	Weighted Average Amortization Period	September 30, 2014
		COST	Accumulated Amortization	Net

Customer Relationships	156 months	$1,860	$33	$1,827

Support Vector Machine (SVM) technology	108 months	$500	$153	$347

Laboratory developed test (LDT) technology	164 months	$1,482	$270	$1,212

Flow Cytometry and Cytogenetics technology	202 months	$1,000	$150	$850

Total		$4,842	$606	$4,236

	Weighted Average Amortization Period	December 31, 2013
		COST	Accumulated Amortization	Net

Support Vector Machine (SVM) technology	108 months	$500	$112	$388

Laboratory developed test (LDT) technology	164 months	$1,482	$188	$1,294

Flow Cytometry and Cytogenetics technology	202 months	$1,000	$105	$895

Total		$2,982	$405	$2,577

We recorded approximately $89,000 and $56,000 in straight-line amortization expense of intangibles for the three months ended September 30, 2014 and 2013, respectively, and approximately $200,000 and $168,000 in straight-line amortization expense of intangibles for the nine months ended September 30, 2014 and 2013, respectively, as research and development and general and administrative expenses in the consolidated statement of operations. We will record the amortization of customer relationships as a general and administrative expense. We will continue to record the amortization of the Support Vector Machine (SVM) technology, the Laboratory developed tests (LDT) technology and the Flow Cytometry and Cytogenetics technology intangibles as a research and development expense until the time that we have products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2014 is as follows (in thousands):

Year Ending December 31,
Remainder of 2014	$92
2015	366
2016	366
2017	366
2018	366
2019	366
Thereafter	2,314

Total	$4,236

NOTE F — REVENUE RECOGNITION AND CONTRACTUAL ADJUSTMENTS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Gross Service Revenues	$60,660	$45,159	$159,665	$129,625

Total Contractual Adjustments and Discounts	(37,443)	(28,275)	(97,595)	(81,481)

Net Revenues	$23,217	$16,884	$62,070	$48,144

During the three months ended September 30, 2014, we were able to grow revenue by 37.5% on a year over year basis, despite a $1,150,000 reduction in revenue recorded to account for a conservative interpretation of policy edits issued earlier in the year from the National Correct Coding Initiative (“NCCI”) relating to the appropriate number of billing units for certain FISH testing reimbursable by Medicare. During the nine months ended September 30, 2014, we were able to grow revenue by 28.9% on a year over year basis, despite a $2,900,000 reduction in revenue recorded to account for a conservative interpretation of the NCCI FISH edits. The National Correct Coding Initiative “NCCI” FISH testing edits were issued in December 2013, effective as of January 1, 2014, and created a contradiction with respect to long-established billing practices for FISH testing. The new FISH edits suggest that the number of billable units that laboratories should bill for certain multi-probe FISH tests is less than the previously established guidance which is still in effect. The Company and The American Clinical Laboratory Association (“ACLA”) have asked the Centers for Medicare and Medicaid Services (“CMS”) to provide further guidance with respect to this contradictory new policy, and CMS officials have acknowledged the need to issue a clarification, but have yet to do so. A favorable clarification from CMS with respect to these NCCI FISH edits would result in us being able to bill in future periods for all or a portion of the previously unbilled $2,900,000 of FISH testing services that were foregone in the first nine months of 2014.

NOTE G — NET INCOME (LOSS) PER SHARE

The following table provides the computation of basic and diluted net income (loss) per share for the three and nine month periods ending September 30, 2014 and 2013: (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(291)	$900	$85	$1,176

Basic weighted average shares outstanding	54,444	48,933	51,272	48,007
Effect of potentially dilutive securities	—	4,240	2,654	4,592

Diluted weighted average shares outstanding	54,444	53,173	53,926	52,599

Basic net income (loss) per share	$(0.01)	$0.02	$0.00	$0.02

Diluted net income (loss) per share	$(0.01)	$0.02	$0.00	$0.02

For the nine months ended September 30, 2014, 50,000 outstanding options were excluded from the calculation of diluted earnings per share due to anti-diluted affects as compared to 154,000 and 144,000 options for the three and nine months ended September 30, 2013 that were excluded in the calculation of diluted earnings per share due to anti-diluted affects.

NOTE H — EQUITY

Public Offering of Common Stock

In August 2014, the Company completed an offering of 8,050,000 shares of registered common stock, at a price of $4.60 per share, for gross proceeds of approximately $37.0 million. The Company received approximately $34.5 million in net proceeds after deducting underwriting fees and offering costs of approximately $2.5 million. The Company plans to use the net proceeds for working capital, capital expenditures and for general corporate purposes including potential acquisitions and the repayment of debt.

Stock Options

As of September 30, 2014, options to purchase 3,934,878 shares of our common stock were outstanding. The exercise prices of these options range from $0.31 to $5.99 per share.

Common Stock Warrants

On February 7, 2014 Gulfpointe Capital exercised 83,333 warrants to purchase shares of NeoGenomics common stock at an exercise price of $0.75 per share. The Company received proceeds of $62,500 from the exercise.

On March 12, 2014 Douglas M. VanOort exercised 375,000 warrants to purchase shares of NeoGenomics common stock at an exercise price of $1.05 per share. The Company received proceeds of $393,750 from the exercise. On March 16, 2014, 250,000 warrants issued to Douglas M. VanOort expired unvested because performance requirements were not met.

As of September 30, 2014, warrants to purchase 650,000 shares of our common stock were outstanding. The exercise prices of these warrants range from $1.43 to $1.50 per share.

NOTE I — RESTRICTED STOCK AWARDS

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

NOTE J — COMMITMENTS

NeoGenomics entered into a master lease agreement with Pacific Western Equipment Finance for the leasing of up to $2.0 million of equipment on an equipment leasing line. The lease has a term of 36 months and a lease rate factor of 0.03076. We committed to purchase approximately $1.7 million of equipment during the nine months ended September 30, 2014. The lease contains $1 buyout options at the end of the term.

During the three months ended September 30, 2014 we entered into two lease schedules with Wells Fargo Equipment Finance for approximately $917,000 for the purchase of laboratory and computer equipment. The lease schedules have 48 month terms with $1 buy-out options at the end of term and interest rates in the range between 4.50% and 4.65%.

During the three and nine months ended September 30, 2014 we also entered into lease schedules with several vendors for approximately $186,000 and $974,000 for the purchase of laboratory equipment, computer equipment and computer software, some of which have yet to be delivered to us. The leases have 36 month terms with $1 buyout options at the end of the terms and interest rates in the range between 1.0% and 15.9%.

During the nine months ended September 30, 2014 we also entered into an equipment finance agreement for approximately $227,000 for the purchase of lab benches and furniture. The equipment finance agreement has a 60 month term and an interest rate of 8.9%.

NOTE K — OTHER RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2014 and 2013, Steven C. Jones, a director of the Company, earned approximately $67,000 and $62,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. During the nine months ended September 30, 2014 and 2013, Steven C. Jones, a director of the Company, earned approximately $197,000 and $187,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones received a $25,000 bonus for his work with respect to the $9.2 million equity raise during the nine months ended September 30, 2013. Mr. Jones also received $47,500 and $80,000 during the nine months ended September 30, 2014 and 2013 for his work on the equity raise described above and as payment of his annual bonus compensation for the previous fiscal years, respectively.

NOTE L — SUBSEQUENT EVENTS

On October 31, 2014 the Centers for Medicare and Medicaid Services (“CMS”) released CMS-1612-FC, a new final rule with comment period (the “Proposed Rule”) entitled “Medicare Program; Revisions to Payment Policies under the Physician Fee Schedule, Clinical Laboratory Fee Schedule, Access to Identifiable Data for the Center for Medicare and Medicaid Innovation Models & Other Revisions to Part B for CY 2015”. This 1,185 page Proposed Rule contains a number of provisions that may adversely impact the level of reimbursement for a variety of fluorescent in-situ hybridization (“FISH”) and Immunohistochemistry (“IHC”) tests for which NeoGenomics receives reimbursement from the Medicare program beginning on January 1, 2015. Among other things, CMS is proposing to utilize the following new and modified Current Procedural Terminology (CPT) codes for FISH & IHC that were recently released by the American Medical Association (“AMA”):

Modified CPT Codes (modifications shown in italics):

88342 –	Immunohistochemistry or immunocytochemistry, per specimen; initial single antibody stain procedure

88367 –	Morphometric analysis, in situ hybridization (quantitative or semi-quantitative), using computer assisted technology, per specimen; initial single probe stain procedure

88368 –	Morphometric analysis, in situ hybridization (quantitative or semi-quantitative), manual, per specimen; initial single probe stain procedure

New CPT Codes

88341 –	Immunohistochemistry or immunocytochemistry, per specimen; each additional single antibody stain procedure

88344 –	Immunohistochemistry or immunocytochemistry, per specimen; each multiplex antibody stain procedure

88369 –	Morphometric analysis, in situ hybridization (quantitative or semi-quantitative), manual, per specimen; each additional single probe stain procedure

88373 –	Morphometric analysis, in situ hybridization (quantitative or semi-quantitative), using computer assisted technology, per specimen; each additional single probe stain procedure

88374 –	Morphometric analysis, in situ hybridization (quantitative or semi-quantitative), using computer assisted technology, per specimen; each multiplex probe stain procedure

88377 –	Morphometric analysis, in situ hybridization (quantitative or semi-quantitative), manual, per specimen; each multiplex probe stain procedure

Although no formal guidance has been issued by the AMA yet with respect to how/when to apply the above new/modified CPT codes, we believe NeoGenomics will be required to separate out the first FISH probe staining procedure from additional probe staining procedures or “multiplex” probe (ie, multiple probes contained in the same vial of reagent) staining procedures. This framework is similar to the framework introduced by the National Correct Coding Initiative (NCCI) in December 2013, which NeoGenomics has been voluntarily following, except that a new CPT code for multiplex FISH probe staining procedures has now been introduced. Under this framework, we believe that modified CPT Code 88367/68 (automated/manual) will be required to be used for the first single probe staining procedure and new CPT code 88373/69 will be required to be used for each additional probe staining procedure unless multiple probes are applied to a slide simultaneously, in which case the new multiplex CPT Codes 88374/77 will be required to be used.

The IHC framework is similar to this new FISH framework. We believe that modified CPT Code 88342 will replace CPT Code G0461, and the new 88341 CPT Code will replace CPT Code G0462 unless a multiplex antibody stain (multiple antibodies in the same vial of reagent) is being applied to an IHC slide, in which case the new multiplex CPT code 88344 will be required to be used.

Although, final reimbursement rates for the Physician Fee Schedule (“PFS”) for 2015 have not been released yet, Addendum C of the Proposed Rule contains the “Interim Final Relative Value Units (RVUs)” for each of the above codes. Although we are still assessing the Proposed Rule, if the Interim Final RVUs contained in Addendum C of the Proposed Rule are enacted as drafted, we preliminarily estimate that that there could be a 20-30% further reduction in our FISH reimbursements for Medicare Beneficiaries in 2015. During the first 9 months of 2014, we recorded approximately $4.4 million of FISH revenue for tests performed for Medicare Beneficiaries.

The Proposed Rule including the Interim Final RVUs is subject to a 60 day comment period, ending on December 30, 2014, and we are in the process of preparing a comment letter with our feedback. We also plan to collaborate with the American Clinical Laboratory Association and other industry participants to voice our strong opposition to the Proposed Rule.

The final CY 2015 PFS is not expected to be issued until January 2015, and it is likely we will not know the final rates for the above modified and new CPT codes until that time.

END OF FINANCIAL STATEMENTS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with all of its subsidiaries as “NeoGenomics”, “we”, “us”, “our” or the “Company” in this Form 10-Q) is the registrant for SEC reporting purposes. Our common stock is quoted on the NASDAQ Capital Markets under the symbol “NEO”.

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

Overview

We operate a network of cancer-focused testing laboratories whose mission is to improve patient care through exceptional genetic and molecular testing services. Our vision is to become America’s premier cancer testing laboratory by delivering uncompromising quality, exceptional service and innovative products and services. The Company has laboratory locations in Ft. Myers and Tampa, Florida; Fresno, Irvine, and West Sacramento, California; and Nashville, Tennessee, and currently offers the following types of testing services:

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

In July 2014 we acquired Path Labs, LLC d/b/a Path Logic a leading provider of specialized anatomic pathology services to hospitals and physicians in Northern California. Path Logic provides high-quality Anatomic Pathology services with significant expertise in the sub-specialties of renal pathology, dermatopathology, women’s health and gastrointestinal and genitourinary pathology. For 2013, Path Logic reported revenue of approximately $10 million and employed approximately 65 people. We recognized revenue of approximately $2.4 million for the period of ownership from July 8, 2014 through September 30, 2014 from this acquisition. We estimate that $3.0 to 4.0 million of annual revenue opportunities can be realized in relatively short order as a result of our existing customers and Path Logic’s customers having access to each other’s testing menus and capabilities.

We will also look to grow our business through other mergers or acquisitions if the right opportunities become available. We are focused on strategic opportunities that would be complementary to our menu of services and would be accretive to our earnings in a short timeframe. We completed an equity raise of $34.5 million in August of 2014 to provide cash to be used for future acquisition opportunities when they become available.

Innovate

We are committed to being an innovative leader in oncology testing. Our goal is to develop new assays to help physician clients better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. During the nine months ended September 30, 2014 we introduced an additional 40 new molecular and FISH based tests and cancer profiles. We also converted another 23 tests to next-generation sequencing (“NGS”). We launched our multimodality solid tumor “Discovery Profile” which analyzes 315 genes for mutation using NGS and includes 9 FISH tests to analyze translocations, amplifications and deletions that might be missed by NGS. This Discovery Profile is designed to meet the needs of investigators and clinicians who are interested in testing large numbers of genes and numerous translocations and gene amplifications. It also meets the needs of pharmaceutical companies engaged in clinical trials. This multimodality testing is unique in the industry and provides the gold standard FISH testing for detecting therapy-related abnormalities, such as ALK translocations, and HER2 and MET amplifications, each of which is required to be confirmed by FISH prior to initiating expensive therapy. We also recently launched two first-in-kind tests. The first predicts acquired resistance and susceptibility to Bruton Tyrosin Kinase (“BTK”) inhibitors. The second is a lymphoma profiling test to predict susceptibility to BTK inhibitors for treatment of lymphoma and Chronic Lymphocytic

Luekema. BTK inhibitors are a new non-cytotoxic targeted therapy and a number of Phase III studies are ongoing. In fact, these tests are a good example of the compelling value proposition of genetic testing. New targeted therapies can be very effective and quite expensive, and these tests help physicians choose the right therapy for the individual patient. They substantially improve cancer care and help avoid therapies that will not be effective. Our clients have been very receptive to our new molecular offerings and we believe that we have the most comprehensive clinical molecular test menu of any laboratory in the United States. We are also seeing increasing interest in our molecular menu from several pharmaceutical firms. Molecular testing is a rapidly growing part of oncology testing, which allows us to determine specific subtypes of cancer, as well as predict responses to certain therapeutics by isolating certain genetic mutations in DNA and RNA. We also introduced a number of NeoTYPETM profiles that combine multiple molecular tests into multi-gene tests targeting specific types of cancer to help pathologists and oncologists determine cancer subtypes on difficult cases. We use next generation sequencing and bi-directional sanger sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitors because we are able to pick up mutations that other methods would not detect. We believe that we are well-positioned to capitalize on this rapidly growing area.

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

We have been able to diversify our product lines with over 90 new molecular tests and profiles launched over the last two years. During 2014 we have launched 40 new molecular and FISH based tests and converted another 23 tests to NGS. We believe these new advanced cancer-profiling tools offer oncologists and pathologists a more targeted and comprehensive ability to tailor cancer testing to an individual patient’s needs than has ever been available before.

Get Lean

We are focused on becoming more efficient and reducing our cost per test. Our best practice teams work with our information technology teams to make improvements in efficiencies to our lab processes. We are using information systems and technology to move NeoGenomics further along the path of being a “fully digital lab”, that uses on-line ordering, bar coding, specimen tracking, and other tools to create a streamlined, seamless, and efficient lab. We also completed a facility upgrade to our Fort Myers, Florida lab location and we expect this upgrade to increase our efficiencies and reduce our cost per test for NeoGenomics, Inc. excluding Path Logic (“Base Business”). These Lean initiatives are having an impact on our cost structure. During the first nine months of 2014, we have reduced our average cost of goods sold per test for our Base Business by 7.5% versus the comparable period in 2013.

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

Results of Operations for the Three and Nine Months Ended September 30, 2014 as Compared to the Three and Nine Months Ended September 30, 2013

The following table presents the consolidated statements of operations as a percentage of revenue:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
NET REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF REVENUE	55.7%	51.6%	52.9%	53.1%

GROSS PROFIT	44.3%	48.4%	47.1%	46.9%

OPERATING EXPENSES:
General and administrative	27.4%	25.7%	27.9%	26.1%
Research and development	4.4%	2.0%	3.7%	3.7%
Sales and marketing	12.8%	13.8%	14.1%	13.0%

TOTAL OPERATING EXPENSES	44.6%	41.5%	45.7%	42.8%

INCOME (LOSS) FROM OPERATIONS	(0.3)%	6.9%	1.4%	4.1%

INTEREST AND OTHER INCOME (EXPENSE) – NET	(0.9)%	(1.4)%	(1.2)%	(1.6)%

NET INCOME (LOSS) BEFORE INCOME TAXES	(1.2)%	5.5%	0.2%	2.5%

INCOME TAXES	0.0%	0.2%	0.1%	0.1%

NET INCOME (LOSS)	(1.2)%	5.3%	0.1%	2.4%

Revenue

The following table shows the requisition, tests and revenue for our Base Business:

Supplemental Information on Customer Requisitions Received and Tests Performed

(in thousands, except test and requisition amount)

	For the three months ended September 30,			For the nine months ended September 30,
Base Business	2014	2013	% Inc (Dec)	2014	2013	% Inc (Dec)

Requisitions Rec’d (cases)	28,493	21,737	31.1%	82,551	63,216	30.6%
Number of Tests Performed	44,975	33,723	33.4%	129,184	98,330	31.4%
Avg. # of Tests / Requisition	1.58	1.55	1.7%	1.56	1.56	0.6%

Total Testing Revenue	$20,835	$16,884	23.4%	$59,688	$48,144	24.0%
Avg Revenue/Requisition	$731	$777	(5.9)%	$723	$762	(5.1)%
Avg Revenue/Test	$463	$501	(7.5)%	$462	$490	(5.6)%

The following table shows the requisitions and revenue for Path Logic for the corresponding periods in 2014:

Supplemental Information on Customer Requisitions Received

(in thousands, except requisition amount)

Path Logic (1)	For the three and nine months ended September 30, 2014

Requisitions Rec’d (cases)	19,623

Total Testing Revenue	$2,382
Avg Revenue/Requisition	$121

(1)	These Path Logic requisition counts and revenue are for the period from our acquisition on July 8, 2014 through September 30, 2014

Our increase in test counts in our Base Business for the three and nine months ended September 30, 2014 when compared to the three and nine months ended September 30, 2013 was primarily the result of adding new client accounts. We have been able to gain market share due to our expanded testing menu and better service levels compared to other labs. Revenue increased by 37.5% for the three months ended September 30, 2014 when compared to the comparable period in 2013, because of the increase in clients described above and due to the acquisition of Path Logic resulting in $2.4 million of revenue or 14.1% of the increase in revenue. We had organic revenue growth of 23% during the third quarter. The revenue amount for Path Logic is for the period from our acquisition on July 8, 2014 through September 30, 2014. Our existing clients continue to respond favorably to our expanded Molecular testing menu and an increase in Molecular test orders also helped us to achieve 58.9% growth in our molecular testing volumes over last year’s third quarter. Average revenue per test on our Base Business for the three month period ended September 30, 2014 declined 7.5% from the comparable period in 2013 primarily as a result of the NCCI FISH edits. The National Correct Coding Initiative “NCCI” FISH testing edits were issued in December 2013, effective as of January 1, 2014, and created a contradiction with respect to long-established billing practices for FISH testing. The new FISH edits suggest that the number of billable units that laboratories should bill for certain multi-probe FISH tests is less than the previously established guidance which is still in effect. The Company and The American Clinical Laboratory Association (“ACLA”) have asked the Centers for Medicare and Medicaid Services (“CMS”) to provide further guidance with respect to this contradictory new policy, and CMS officials have acknowledged the need to issue a clarification, but have yet to do so. A favorable clarification from CMS with respect to these NCCI FISH edits would result in us being able to bill in future periods for all or a portion of the previously unbilled $1,150,000 and $2,900,000 of FISH testing services that were foregone in the three and nine months of 2014. Revenue for the nine months ended September 30, 2014 increased by 28.9% when compared with the comparable period last year. Organic revenue growth was 24% with the Path Logic acquisition adding 4.9% of revenue growth. Testing volumes for the first nine months of 2014 in our Base Business were up 31.4%, however overall unit price declined 5.6%. The price decline is again, primarily related to the NCCI FISH edits.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested. Our consolidated cost of revenue and gross profit metrics for the three and nine months ended September 30, 2014 and 2013 are as follows:

	For the three months ended September 30,			For the nine months ended September 30,
NeoGenomics, Inc. Consolidated	2014	2013	Change	2014	2013	Change

Cost of revenue	$12,923,000	$8,713,000	$4,210,000	$32,826,000	$25,570,000	$7,256,000
Cost of revenue as a % of revenue	55.7%	51.6%		52.9%	53.1%
Gross Profit	$10,294,000	$8,171,000	$2,123,000	$29,244,000	$22,574,000	$6,670,000
Gross Profit as a % of revenue	44.3%	48.4%		47.1%	46.9%

The cost of revenue, gross profit and test metrics for our Base Business for the three and nine months ended September 30, 2014 and 2013 are as follows:

	For the three months ended September 30,			For the nine months ended September 30,
Base Business	2014	2013	Change	2014	2013	Change

Cost of revenue	$11,172,000	$8,713,000	$2,459,000	$31,075,000	$25,570,000	$5,505,000
Cost of revenue as a % of revenue	53.6%	51.6%		52.1%	53.1%
Gross Profit	$9,664,000	$8,171,000	$1,493,000	$28,613,000	$22,574,000	$6,039,000
Gross Profit as a % of revenue	46.4%	48.4%		47.9%	46.9%
Cost of Revenue per Test	$248	$258	$(10)	$241	$260	$(19)
Gross Profit per Test	$215	$243	$(28)	$221	$230	$(9)

The cost of revenue and gross profit metrics for Path Logic for the period from July 8, 2014 to September 30, 2014 are as follows:

Path Logic (1)	For the three and nine months ended September 30, 2014

Cost of revenue	$1,752,000
Cost of revenue as a % of revenue	73.5%
Gross Profit	$630,000
Gross Profit as a % of revenue	26.5%

(1)	These Path Logic cost of revenue and gross profit amounts are for the period from our acquisition on July 8, 2014 through September 30, 2014

Overall cost of revenue increased due to the increases in our testing volumes. Cost as a percentage of revenue increased by approximately 410 basis points for the three months ended September 30, 2014 and decreased by 20 basis points for the nine months ended September 30, 2014. The increase for the three months ended September 30, 2014 was primarily related to the impact of the Path Logic acquisition which has a 73.5% cost of revenue as a percentage of sales as well as increase in labor costs as a percentage of revenue. We believe that there are ways for the Path Logic laboratory to operate more efficiently as it is currently well below its full capacity. The decline for the nine months ended September 30, 2014 was driven by improved capacity planning and utilization along with several process improvements in the laboratory. We also saw growth in lower priced and lower cost molecular tests. We have completed a facility upgrade to our Fort Myers, Florida lab location and we expect this upgrade to reduce our cost per test for our Base Business. The new laboratory design was aided by our Lean process teams and uses Lean principles to improve our operating efficiency. We are implementing additional Lean process initiatives, bar coding and scanning technology, new and improved instrumentation to further automate our laboratories, and new IT enhancements that will help us process more tests more effectively and efficiently. We believe that we will continue to see a reduction in average cost per test for our Base Business in future periods based on the activities of our best practice teams.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the three months ended September 30,			For the nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Sales and marketing	$2,983,000	$2,336,000	$647,000	$8,775,000	$6,239,000	$2,536,000
As a % of revenue	12.8%	13.8%		14.1%	13.0%

Sales and marketing expenses increased approximately 27.7% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 as a result of increased sales salaries and other sales costs from growing our sales team as well as the impact of the Path Logic acquisition on our sales costs. The sales and marketing expenses for Path Logic are from our period of acquisition on July 8, 2014 through September 30, 2014. Sales and marketing expenses increased approximately 40.6% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as a result of increases in salaries and related costs to expanding our sales team and sales costs from growing our sales team and to a lesser extent from the impact of the Path Logic acquisition on our sales costs.

We expect our overall sales and marketing expenses in dollars to increase modestly with increased test volumes. As a percentage of revenue we expect our expenses to increase slightly in future quarters.

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

	For the three months ended September 30,			For the nine months ended September 30,
	2014	2013	Change	2014	2013	Change
General and administrative	$6,370,000	$4,335,000	$2,035,000	$17,295,000	$12,573,000	$4,722,000
As a % of revenue	27.4%	25.7%		27.9%	26.1%

General and administrative expenses increased by 47.0% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. General and administrative expenses increased approximately 37.6% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in general and administrative expenses for the three months ended September 30, 2014 is primarily a result of adding information technology and billing personnel to support the increase in our testing volumes, facility costs, recruiting costs as well as increases in professional and corporate fees partially offset by decreases in bad debt expense. The professional and corporate fees described above included one-time expenses of approximately $473,000 related to acquisitions or potential acquisitions and approximately $98,000 related to terminating our credit facility. The increase in general and administrative expenses was also impacted by the acquisition of Path Logic which resulted in $820,000 of general and administrative expenses which were not included in the previous year for the period from July 8, 2014 through September 30, 2014. The increase for the nine months ended September 30, 2014 is primarily a result of adding information technology and billing personnel to support the increase in testing volumes, facility costs as well as increases in professional and corporate fees and the impact of the Path Logic acquisition. The expenses for the nine months ended September 30, 2014 also included the one-time expenses described above for the three months ended September 30, 2014.

Bad debt expense decreased by approximately 60.3%, or approximately $349,000 to $230,000 for the three months ended September 30, 2014 as compared to approximately $579,000 for the three months ended September 30, 2013. This decrease was the result of strong cash collections during the quarter and from an increase in the ability to get paid for aged claims from previous experience. Bad debt expense increased by approximately 4.0%, or approximately $78,000 to $2,044,000 for the nine months ended September 30, 2014 as compared to approximately $1,966,000 for the nine months ended September 30, 2013. Our bad debt rate as a percentage of sales was 3.3% for the nine months ended September 30, 2014 compared to 4.1% last year. This improvement was driven by an increased focus on our billing function and their improved performance.

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

	For the three months ended September 30,			For the nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Research and development	$1,014,000	$340,000	$674,000	$2,275,000	$1,791,000	$484,000
As a % of revenue	4.4%	2.0%		3.7%	3.7%

Research and development expenses increased approximately 198.0% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase in research and development expenses is primarily a result of an increase in stock-based compensation expense for non-employee stock options and warrants for the three months ended September 30, 2014 which resulted from the 57% increase in our stock price and its corresponding effect on our stock-based compensation expense. Research and development expenses increased approximately 27.0% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2014. The increase is primarily a result of an increase in stock-based compensation expense for non-employee stock options and warrants.

We expect our research and development expenses to fluctuate in future quarters because of increases or decreases in our stock price and the corresponding stock compensation expense for non-employee stock options and warrants. Increases in our stock price result in additional expense and decreases in our stock price can result in recovery of previously recorded expense. We expect to continue to invest in innovation and research and development in future quarters and expenses will increase slightly as a percentage of sales.

Interest and Other (Income) Expense

Interest and other (income) expense primarily consists of the interest expense we incur on our borrowing arrangements (primarily comprised of interest payable on advances under our revolving credit facility with Capital Source and interest paid on capital lease obligations) offset by the interest income we earn on cash deposits. Net interest expense increased from approximately $231,000 for the three months ended September 30, 2013 to $272,000 for the three months ended September 30, 2014. Net interest expense increased from approximately $749,000 in the nine months ended September 30, 2013 to $793,000 for the nine months ended September 30, 2014. This reflects interest payments on capital leases which have increased for the corresponding periods. With the repayment of our bank loan facility we expect interest expense to decline slightly in future quarters.

Net Income (Loss)

The following table provides the net income (loss) for each period along with the computation of basic and diluted net income (loss) per share for the three and nine month periods ending September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(291,000)	$900,000	$85,000	$1,176,000

Basic weighted average shares outstanding	54,444,000	48,933,000	51,272,000	48,007,000
Effect of potentially dilutive securities	—	4,240,000	2,654,000	4,592,000

Diluted weighted average shares outstanding	54,444,000	53,173,000	53,926,000	52,599,000

Basic net income (loss) per share	$(0.01)	$0.02	$0.00	$0.02

Diluted net income (loss) per share	$(0.01)	$0.02	$0.00	$0.02

Non-GAAP Measures

“Adjusted EBITDA” is defined by NeoGenomics as net income (loss) from continuing operations before (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation and warrant amortization expense, (v) transaction expenses related to acquisitions and potential acquisitions, (vi) costs related to terminating our credit facility, and (vii) other extraordinary or non-recurring charges. NeoGenomics believes that Adjusted EBITDA provides a more consistent measurement of operating performance and trends across reporting periods by excluding these cash and non-cash items of expense not directly related to ongoing operations from income. Adjusted EBITDA also assists investors in performing analysis that is consistent with financial models developed by research analysts.

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

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three and nine months ending September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Net income (loss) (Per GAAP)	$(291,000)	$900,000	$85,000	$1,176,000

Adjustments to Net Income (Loss):
Interest expense (income), net	272,000	231,000	793,000	749,000
Income taxes	—	29,000	78,000	46,000
Amortization of intangibles	89,000	56,000	200,000	168,000
Depreciation and amortization	1,538,000	1,063,000	3,938,000	3,114,000

EBITDA	1,608,000	2,279,000	5,094,000	5,253,000

Further Adjustments to EBITDA:
Non-cash stock-based compensation	457,000	(116,000)	738,000	530,000
Acquisition related transaction expense	473,000	—	473,000	—
Costs of terminating credit facility	98,000	—	98,000	—

Adjusted EBITDA (non-GAAP)	$2,636,000	$2,163,000	$6,403,000	$5,783,000

Adjusted EBITDA as % of Revenue	11.4%	12.8%	10.3%	12.0%

Trade Accounts Receivable and Allowance for Doubtful Accounts

The following tables present the dollars and percentage of the Company’s gross accounts receivable from customers outstanding by aging category at September 30, 2014 and December 31, 2013:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

September 30, 2014

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$2,222,648	10%	$2,742,770	11%	$1,504,724	7%	$947,897	4%	$996,228	4%	$8,414,267	36%
Commercial Insurance	1,430,011	6%	1,025,672	5%	861,977	4%	753,599	3%	5,120,553	21%	9,191,812	39%
Medicaid	53,019	0%	83,180	0%	67,472	0%	71,652	0%	528,258	3%	803,581	3%
Medicare	980,357	4%	465,417	2%	338,716	1%	348,591	2%	2,086,465	9%	4,219,546	18%
Private Pay	23,555	0%	21,912	0%	15,190	0%	17,599	0%	36,028	0%	114,284	0%
Unbilled Revenue	1,024,851	4%	—	—%	—	0%	—	—%	—	—%	1,024,851	4%

Total	$5,734,441	24%	$4,338,951	18%	$2,788,079	12%	$2,139,338	9%	$8,767,532	37%	$23,768,341	100%

December 31, 2013

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$2,716,164	11%	$1,728,152	7%	$1,232,594	6%	$581,713	3%	$905,057	4%	$7,163,680	31%
Commercial Insurance	341,364	2%	985,446	4%	740,250	3%	557,269	2%	3,883,242	17%	6,507,571	28%
Medicaid	21,509	0%	75,820	0%	76,713	0%	87,291	0%	285,383	2%	546,716	2%
Medicare	349,224	2%	1,016,452	5%	1,169,982	5%	636,039	3%	3,057,915	13%	6,229,612	28%
Private Pay	8,562	0%	—	—%	11,459	0%	1,661	0%	88,416	0%	110,098	0%
Unbilled Revenue	2,634,940	11%	—	—%	—	—%	—	—%	—	—%	2,634,940	11%

Total	$6,071,763	26%	$3,805,870	16%	$3,230,998	14%	$1,863,973	8%	$8,220,013	36%	$23,192,617	100%

The following table represents our allowance balances at each balance sheet date presented and that allowance as a percentage of gross accounts receivable:

	September 30, 2014	December 31, 2013	Change
Allowance for doubtful accounts	$5,471,000	$4,540,000	$931,000
As a % of total accounts receivable	23.0%	19.6%

At September 30, 2014 our allowance for doubtful accounts increased $931,000 as compared to December 31, 2013. The increase is attributed to the overall increase in our accounts receivable balance. As a percentage of total accounts receivable the allowance for doubtful accounts increased to 23.0% at September 30, 2014 from 19.6% at December 31, 2013. This increase is the result of leaving claims open longer in an effort to collect them. The corresponding allowance increases at the same time increasing our allowance for doubtful accounts. Our days-sales-outstanding have fallen from 94 days on December 31, 2013 to 73 days on September 30, 2014. This was driven by improved performance by our billing function and reduced backlogs.

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 as well as the period ending cash and cash equivalents and working capital.

	For the nine months ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$8,464,000	$2,732,000
Investing activities	(8,548,000)	(1,486,000)
Financing activities	29,616,000	1,815,000

Net increase (decrease) in cash and cash equivalents	29,532,000	3,061,000
Cash and cash equivalents, beginning of period	$4,834,000	$1,868,000

Cash and cash equivalents, end of period	$34,366,000	$4,929,000

Working Capital (1), end of period	$43,289,000	$11,581,000

(1)	Defined as current assets minus current liabilities.

Our net cash provided by operating activities is driven primarily by our depreciation, improved accounts receivable collections, provision for bad debts and increases in our accounts payable and other liabilities.

We used approximately $2.7 million in cash to purchase or develop property and equipment during the nine months ended September 30, 2014 compared to $1.5 million for the comparable period in 2013. We also used $5.8 million of cash to acquire Path Logic (net of cash acquired) in 2014, although we did initially fund this purchase using a combination of cash on hand and borrowings on our revolving credit facility.

Our cash provided by financing activities for the nine months ended September 30, 2014 consisted primarily of net cash proceeds (after costs) of $34.6 million from the equity raise we completed in August of 2014 partially offset by the pay-down on our revolving credit facility with Capital Source upon termination of the credit facility and the repayment of capital leases and loans.

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

I.)	Increased the maximum principal amount of the revolving credit facility (the “Facility Cap”) to $8.0 million from $5.0 million; provided, that the Borrower may request to increase the Facility Cap twice during the term of the Amended and Restated Credit Agreement in increments of $1.0 million to a maximum of $10,000,000;

II.)	Extended the term of the Amended and Restated Credit Agreement to March 26, 2015;

III.)	Revised the definition of “Minimum Termination Fee” to be:

a.	2.5% of the Facility Cap if the Revolver Termination (as defined in the Amended and Restated Credit Agreement) is at any time before March 26, 2013;

b.	1.5% of the Facility Cap if the Revolver Termination is after March 26, 2013 but before March 26, 2014;

c.	0.5% of the Facility Cap if the Revolver Termination is on or after March 26, 2014; and

d.	That there shall be no Minimum Termination Fee if the Revolver Termination occurs within five (5) days of the end of the term.

IV.)	Modified the definition of “Permitted Indebtedness” and “Fixed Charge Coverage Ratio”; and

V.)	Amended Section 3.1 of the Amended and Restated Credit Agreement by deleting “the LIBOR shall be not less than 2.0%” and replacing it with “the LIBOR shall be not less than 1.0%”.

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

On July 8, 2014, NeoGenomics Laboratories, Inc., a Florida corporation (“Neo Labs”), a wholly-owned subsidiary of the registrant NeoGenomics, Inc., a Nevada corporation (the “NeoGenomics”), entered into a membership interest purchase agreement with Path Labs, LLC d/b/a Path Logic, a Delaware limited liability company (“Path Logic”), and Path Labs Holdings, LLC, a Delaware limited liability company (“PL Holdings”), whereby Neo Labs acquired all of the outstanding equity ownership interests in Path Logic from PL Holdings for a purchase price of $6.0 Million less its capital lease liabilities assumed. These capital lease liabilities were estimated to be approximately $100,000, therefore consideration was approximately $5.9 Million. Neo Labs paid the purchase price using cash on hand and borrowings on its revolving credit facility.

In August 2014, the Company completed an offering of 8,050,000 shares of registered common stock, at a price of $4.60 per share, for gross proceeds of approximately $37.0 million. The Company received approximately $34.5 million in net proceeds after deducting underwriting fees and offering costs of approximately $2.5 million. The Company plans to use the net proceeds for working capital, capital expenditures and for general corporate purposes including potential acquisitions.

On August 26, 2014, we repaid all outstanding amounts and terminated the facility. We paid Capital Source termination fees of $61,000 in connection with the termination. We also wrote off unamortized debt issuance costs of approximately $37,000.

In addition to having a positive cash flow from operations, we had over $34.3 million in cash on hand as of September 30, 2014. As such, we believe we have adequate resources to meet our operating commitments.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $8.2 million to $9.2 million of additional capital equipment during the next year. We plan to fund these purchases primarily through capital lease financing arrangements. If we are unable to obtain such funding at acceptable interest rates, we will need to pay cash for these items.

Related Party Transactions

Consulting Agreements

During the three months ended September 30, 2014 and 2013, Steven C. Jones, a director of the Company, earned approximately $67,000 and $62,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. During the nine months ended September 30, 2014 and 2013, Steven C. Jones, a director of the Company, earned approximately $197,000 and $187,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones received a $25,000 bonus for his work with respect to the $9.2 million equity raise during the nine months ended September 30, 2013. Mr. Jones also received $47,500 and $80,000 during the nine months ended September 30, 2014 and 2013 for his work on the equity raise described above and as payment of his annual bonus compensation for the previous fiscal years, respectively.

Subsequent Events – Proposed FY2015 Medicare Reimbursement

On October 30, 2014, during our third quarter 2014 analyst’s earnings call, we stated our commitment to being a low-cost provider in each of our core testing modalities and outlined a number of measures we are undertaking to increase productivity and reduce costs. We also reiterated our commitment to reduce average cost-of-goods-sold-per-test by 8-10% on an annual basis through 2015.

On October 31, 2014 the Centers for Medicare and Medicaid Services (“CMS”) released CMS-1612-FC, a new final rule with comment period (the “Proposed Rule”) entitled “Medicare Program; Revisions to Payment Policies under the

Physician Fee Schedule, Clinical Laboratory Fee Schedule, Access to Identifiable Data for the Center for Medicare and Medicaid Innovation Models & Other Revisions to Part B for CY 2015”. This 1,185 page Proposed Rule contains a number of provisions that may adversely impact the level of reimbursement for a variety of fluorescent in-situ hybridization (“FISH”) and Immunohistochemistry (“IHC”) tests for which NeoGenomics receives reimbursement from the Medicare program beginning on January 1, 2015. Among other things, CMS is proposing to utilize the following new and modified Current Procedural Terminology (CPT) codes for FISH & IHC that were recently released by the American Medical Association (“AMA”):

Modified CPT Codes (modifications shown in italics):

88342 –	Immunohistochemistry or immunocytochemistry, per specimen; initial single antibody stain procedure

88367 –	Morphometric analysis, in situ hybridization (quantitative or semi-quantitative), using computer assisted technology, per specimen; initial single probe stain procedure

88368 –	Morphometric analysis, in situ hybridization (quantitative or semi-quantitative), manual, per specimen; initial single probe stain procedure

New CPT Codes

88341 –	Immunohistochemistry or immunocytochemistry, per specimen; each additional single antibody stain procedure

88344 –	Immunohistochemistry or immunocytochemistry, per specimen; each multiplex antibody stain procedure

88369 –	Morphometric analysis, in situ hybridization (quantitative or semi-quantitative), manual, per specimen; each additional single probe stain procedure

88373 –	Morphometric analysis, in situ hybridization (quantitative or semi-quantitative), using computer assisted technology, per specimen; each additional single probe stain procedure

88374 –	Morphometric analysis, in situ hybridization (quantitative or semi-quantitative), using computer assisted technology, per specimen; each multiplex probe stain procedure

88377 –	Morphometric analysis, in situ hybridization (quantitative or semi-quantitative), manual, per specimen; each multiplex probe stain procedure

Although no formal guidance has been issued by the AMA yet with respect to how/when to apply the above new/modified CPT codes, we believe NeoGenomics will be required to separate out the first FISH probe staining procedure from additional probe staining procedures or “multiplex” probe (ie, multiple probes contained in the same vial of reagent) staining procedures. This framework is similar to the framework introduced by the National Correct Coding Initiative (NCCI) in December 2013, which NeoGenomics has been voluntarily following, except that a new CPT code for multiplex FISH probe staining procedures has now been introduced. Under this framework, we believe that modified CPT Code 88367/68 (automated/manual) will be required to be used for the first single probe staining procedure and new CPT code 88373/69 will be required to be used for each additional probe staining procedure unless multiple probes are applied to a slide simultaneously, in which case the new multiplex CPT Codes 88374/77 will be required to be used.

The IHC framework is similar to this new FISH framework. We believe that modified CPT Code 88342 will replace CPT Code G0461, and the new 88341 CPT Code will replace CPT Code G0462 unless a multiplex antibody stain (multiple antibodies in the same vial of reagent) is being applied to an IHC slide, in which case the new multiplex CPT code 88344 will be required to be used.

Although, final reimbursement rates for the Physician Fee Schedule (“PFS”) for 2015 have not been released yet, Addendum C of the Proposed Rule contains the “Interim Final Relative Value Units (RVUs)” for each of the above codes. Although we are still assessing the Proposed Rule, if the Interim Final RVUs contained in Addendum C of the Proposed Rule are enacted as drafted, we preliminarily estimate that that there could be a 20-30% further reduction in our FISH reimbursements for Medicare Beneficiaries in 2015. During the first 9 months of 2014, we recorded approximately $4.4 million of FISH revenue for tests performed for Medicare Beneficiaries.

The Proposed Rule including the Interim Final RVUs is subject to a 60 day comment period, ending on December 30, 2014, and we are in the process of preparing a comment letter with our feedback. We also plan to collaborate with the American Clinical Laboratory Association and other industry participants to voice our strong opposition to the Proposed Rule.

The final CY 2015 PFS is not expected to be issued until January 2015, and it is likely we will not know the final rates for the above modified and new CPT codes until that time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business.

ITEM 1A — RISK FACTORS

Current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2014. The following risk factors have changed since we filed our Annual Report on Form 10-K and may materially harm our business, financial condition and results of operations.

Proposed government regulation of laboratory developed tests may result in delays to launching certain laboratory tests and increase our costs to implement new tests.

We frequently develop testing procedures to provide diagnostic results to clients that cannot currently be provided using test kits approved by the U.S. Food and Drug Administration, or FDA. The FDA has been considering changes to the way that it regulates these Laboratory Developed Tests, or LDTs. Currently all LDTs are conducted and offered in accordance with Clinical Laboratory Improvements Amendments, or CLIAs, and individual state licensing procedures. The FDA is considering requiring FDA clearance or approval of a subset of LDTs, as well as a modified approach that may require FDA oversight short of the full approval process. There are currently no formal definitions or regulations on how such approvals would be requested and granted, but there is a risk that such a process could delay the offering of certain tests and result in additional validation costs and fees. There is also an associated risk for us that some tests currently offered might become subject to the prior approval of the FDA. This FDA approval process would be time-consuming and costly, with no guarantee of ultimate approval success.

On July 31, 2014 the FDA issued a notification to Congress of the “Anticipated Details of the Draft Guidance for Industry, Food and Drug Administration Staff, and Clinical Laboratories: Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs).” As described in this notification, the FDA planned to provide draft guidance to clinical laboratories that develop their own LDTs regarding how FDA intends to regulate such laboratories under the Federal Food, Drug, and Cosmetic Act. On October 3, 2014 the FDA issued the draft guidance to clinical laboratories. The regulatory framework will use a risk-based approach to enforce the FDA’s premarket review requirements, and for high-risk tests, the framework may require laboratories to use FDA-approved tests, if available, rather than LDTs. If implemented, the framework may also require us to obtain premarket clearance or approval for certain of our LDTs. Implementation of this framework would include a lengthy phase-in period ranging from two to nine years depending on the risk assessment rating of each particular test. The FDA has provided an opportunity for public comment through February 2015 before the guidance is finalized. We anticipate the Agency will receive numerous comments on this issue, and the regulatory framework ultimately implemented by the FDA may differ substantially from the framework described in the draft guidance. This FDA regulation may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests and may increase our costs.

If we were required to conduct additional clinical trials prior to continuing to sell our current tests or launching any other tests we may develop, those trials could result in delays or failure to obtain necessary regulatory approvals, which could harm our business.

When the FDA begins to regulate our tests, it may require additional pre-market clinical testing prior to submitting a regulatory notification or application for commercial sales. Such pre-market clinical testing could delay the commencement or completion of clinical testing, significantly increase our test development costs, delay commercialization of any future tests, and interrupt sales of our current tests. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.

We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our tests. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our tests, or to achieve sustained profitability.

Steps taken by government payers, such as Medicare and Medicaid to control the utilization and reimbursement of healthcare services, including esoteric testing may diminish our net revenue.

We face efforts by government payers to reduce utilization as well as reimbursement for laboratory testing services. Changes in governmental reimbursement may result from statutory and regulatory changes, retroactive rate adjustments, administrative rulings and other policy changes.

From time to time, legislative freezes and updates affect some of our tests that are reimbursed by the Medicare program under the Medicare Physician Fee Schedule or Clinical Laboratory Fee Schedule. The Medicare Physician Fee Schedule, which is updated on an annual basis using a prescribed statutory formula, is subject to significant reductions in reimbursement unless Congress intervenes. In the past, when the application of the statutory formula resulted in lower payments, Congress has passed interim legislation to prevent the reductions. The most recent legislative intervention passed was Protecting Access to Medicare Act of 2014, or PAMA, which provided for a 0.5% update from 2013 MPFS payment rates through 2014 and a 0% update from January 1 until April 1, 2015. If Congress fails to intervene to prevent the negative update factor in future years, the resulting decrease in payment may adversely affect our revenue, business, operating results, financial condition and prospects.

In addition, recent laws make changes to Medicare reimbursement for our tests that are reimbursed under the Clinical Laboratory Fee Schedule, or CLFS, many of which have already gone into effect. The Affordable Care Act includes a reduction in the annual update factor used to adjust payments under the CLFS for inflation. This update factor reflects the consumer price index for all urban consumers, or CPI-U, and the ACA reduces the CPI-U by 1.75% for the years 2011 through 2015. The Affordable Care Act also imposes a multifactor productivity adjustment in addition to the CPI-U, which may further reduce payment rates. Further, in February 2012, the Middle Class Tax Relief and Job Creation Act of 2012 was passed, which, among other things, reduced the update to the CLFS by an additional 2% for CY 2013, and rebased payments at the reduced rate for subsequent years. Overall, when adding this 2% reduction to the Affordable Care Act’s adjustments, the payment rates under the CLFS declined by 2.95% and 0.75% for 2013 and 2014, respectively. This reduction does not include the additional sequestration adjustment.

Most recently, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, is expected to significantly alter the current payment methodology under the CLFS. Under the new law, reporting could begin as early as January 1, 2016 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period to be defined by future regulations. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test will be equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. The payment will also apply to physician office laboratories for which a majority of revenue comes from the CLFS. Also for the years 2017 through 2019, the amount of reduction in the Medicare rate (if any) shall not exceed 10 percent from the prior year’s rate and for the years 2020 through 2022, any reduction shall not exceed 15 percent from the prior year’s rate. It is too early to predict the impact on reimbursement for our tests reimbursed under the CLFS.

Also under PAMA, the Centers for Medicare & Medicaid Services, or CMS, is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS must publicly report payment for the tests no later than January 1, 2016. We cannot determine at this time the full impact of the new law on our business, financial condition and results of operations.

CMS also adopts policies, from time to time, limiting or excluding coverage for certain of the tests that we perform. Likewise, many state governments are under budget pressures and are also considering reductions to their Medicaid fees. Further, Medicare, Medicaid and other third party payers audit for overutilization of billed services. Even though all tests performed by us are ordered by our clients, who are responsible for establishing the medical necessity for the tests ordered, we may be subject to recoupment of payments, as the recipient of the payments for such tests, in the event that a third party payer such as CMS determines that the tests failed to meet all applicable criteria for payment. When third party payers like CMS revise their coverage policies, our costs generally increase due to the complexity of complying with additional administrative requirements. Furthermore, Medicaid reimbursement and regulations vary by state. Accordingly, we are subject to varying administrative and billing regulations, which also increase the complexity of servicing such programs and our administrative costs. Finally, state budget pressures have encouraged states to consider several courses that may impact our business, such as delaying payments, restricting coverage eligibility, service coverage restrictions and imposing taxes on our services.

In certain jurisdictions, Palmetto GBA, a Medicare administrative contractor, administers the Molecular Diagnostic Services Program, or MolDX, and establishes coverage and reimbursement for certain molecular diagnostic tests, including many of our tests. To obtain coverage for an established molecular diagnostic test or LDT, laboratories must apply for and obtain a unique test identifier. For newly developed tests or for established tests that have not been validated for clinical and analytical validity and clinical utility, laboratories must submit a detailed dossier of clinical data to substantiate that the test meets Medicare’s requirements for coverage. We have received favorable coverage for many of our molecular tests, however we have also received non-coverage determination for many newer tests. The field of molecular diagnostics is evolving very rapidly, and clinical studies on many new tests are still underway. We cannot be assured that some of our molecular tests will ever be covered services by Medicare, nor can we determine when the medical literature will meet the standard for coverage that Palmetto GBA has set.

In recent years, Medicare has encouraged beneficiaries to participate in managed care programs, known as “Medicare Advantage” programs, and has encouraged beneficiaries from the traditional fee-for- service Medicare program to switch to Medicare Advantage programs. This has resulted in rapid growth of health insurance and managed care plans offering Medicare Advantage programs and growth in Medicare beneficiary enrollment in these programs. Also in recent years, many states have increasingly mandated that Medicaid beneficiaries enroll in managed care arrangements. If these efforts continue to be successful, we may experience a further shift of traditional Medicare and Medicaid fee-for-service beneficiaries to managed care programs. As a result, we would be required to contract with those private managed care programs in order to be reimbursed for services to their Medicare and Medicaid members. There can be no assurance that we will be successful in entering into agreements with these managed care programs at rates of payment similar to those we realize from our non-managed care lines of business.

CMS has, as part of its regulatory structure, developed the National Correct Coding Initiative, or NCCI to promote national correct coding methodologies and to control improper coding leading to inappropriate payment in Medicare Part B claims. The most recent NCCI Coding Policy Manual resulted in changes in how we bill both FISH and immunohistochemistry testing. The language relates to what NCCI considers “bundled” services, and will impact the quantity of certain tests that are billed. NCCI limits the number of units we may bill for certain test codes which lowers the overall reimbursement we receive for that test. While many in the laboratory industry are not in agreement with the determination, there can be no assurance that CMS will make any modifications to the existing language. The AMA may adopt all or part of the NCCI definitions for FISH which could adversely impact our reimbursement from commercial insurance plans.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1	Membership Interest Purchase Agreement, dated July 8, 2014 by and among NeoGenomics Laboratories, Inc., Path Labs, LLC and Path Labs Holdings, LLC	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 11, 2014

3.1	Amended and Restated Bylaws, dated October 14, 2014	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014

10.1	Employment Agreement, dated September 18, 2014 by and between NeoGenomics, Inc. and Robert J. Shovlin	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 3, 2014

10.2	Confidentiality, Non-Solicitation and Non-Compete Agreement, dated September 18, 2014 by and between NeoGenomics, Inc. and Robert J. Shovlin	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 3, 2014

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

99.1	Charter of the Compliance Committee of the Board of Directors of NeoGenomics, Inc., Adopted October 14, 2014	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014

99.2	Charter of the Nominating and Corporate Governance Committee of the Board of Directors of NeoGenomics, Inc., Adopted October 14, 2014	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2014	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
		Name:	George Cardoza
		Title:	Chief Financial Officer

	By:	/s/ Edwin F. Weidig III
		Name:	Edwin F. Weidig III
		Title:	Director of Finance and Principal Accounting Officer