Form 10-K
period 2014-12-31
NEOGENOMICS INC
filed 2015-03-03
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    ☐  Yes    ☒  No

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $138.9 million, based on the closing price of the registrant’s common stock of $3.32 per share on June 30, 2014.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 23, 2015: 60,255,943

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEOGENOMICS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2014

PART I

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, changing reimbursement levels from government payers and private insurers, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”).

Forward-looking statements include, but are not limited to, statements about:

•	Our ability to implement our business strategy;

•	The expected reimbursement levels from governmental payers and private insurers and proposed changes to those levels;

•	The application, to our business and the services we provide, of existing laws, rules and regulations, including without limitation, Medicare laws, anti-kickback laws, Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations, state medical privacy laws, federal and state false claims laws and corporate practice of medicine laws;

•	Regulatory developments in the United States including increasing downward pressure on health care reimbursement;

•	Our ability to maintain our license under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);

•	Food and Drug Administration (“FDA”) regulation of Laboratory Developed Tests;

•	Failure to timely or accurately bill for our services;

•	Our ability to expand our operations and increase our market share;

•	Our ability to expand our service offerings by adding new testing capabilities;

•	Our ability to meet our future capital requirements;

•	Our ability to integrate acquired businesses and costs related to such acquisitions;

•	The impact of internalization of testing by customers;

•	Our ability to compete with other diagnostic laboratories;

•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;

•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure;

•	Our ability to generate sufficient cash flow from our license agreement with Health Discovery Corporation to support its fair value; and

•	The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements.

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

Overview

We operate a network of cancer-focused genetic testing laboratories whose mission is to improve patient care through exceptional genetic and molecular testing services. Our vision is to become America’s premier cancer genetic testing laboratory by delivering uncompromising quality, exceptional service and innovative products and services. The Company has laboratory locations in Ft. Myers and Tampa, Florida; Fresno, Irvine, and West Sacramento, California; and Nashville, Tennessee, and currently offers the following types of testing services:

a)	Cytogenetics - the study of normal and abnormal chromosomes and their relationship to disease. It involves looking at the chromosome structure to identify changes from patterns seen in normal chromosomes. Cytogenetic studies are often utilized to answer diagnostic, prognostic and predictive questions in the treatment of hematological malignancies.

b)	Fluorescence In-Situ Hybridization (“FISH”) - a branch of cancer genetics that focuses on detecting and locating the presence or absence of specific DNA sequences and genes on chromosomes. FISH helps bridge abnormality detection between the chromosomal and DNA sequence levels. The technique uses fluorescent probes that bind to only those parts of the chromosome with which they show a high degree of sequence similarity. Fluorescence microscopy is used to visualize the fluorescent probes bound to the chromosomes. FISH can be used to help identify a number of gene alternations, such as amplification, deletions, and translocations.

c)	Flow cytometry - a rapid way to measure the characteristics of cell populations. Cells from peripheral blood, bone marrow aspirate, lymph nodes, and other areas are labeled with selective fluorescent antibodies and analyzed as they flow in a fluid stream through a beam of light. The properties measured in these antibodies include the relative size, relative granularity or internal complexity, and relative fluorescence intensity. These fluorescent antibodies bind to specific cell surface antigens and are used to identify malignant cell populations. Flow cytometry is typically performed in diagnosing a wide variety of leukemia and lymphoma neoplasms. Flow cytometry is also used to monitor patients through therapy to determine whether the disease burden is increasing or decreasing, otherwise known as minimal residual disease monitoring.

d)	Immunohistochemistry (“IHC”) - refers to the process of localizing proteins in cells of a tissue section and relies on the principle of antibodies binding specifically to antigens in biological tissues. IHC is widely used in the diagnosis of abnormal cells such as those found in cancerous tumors. Specific surface cytoplasmic or nuclear markers are characteristic of cellular events such as proliferation or cell death (apoptosis). IHC is also widely used to understand the distribution and localization of differentially expressed proteins.

e)	Molecular testing - a rapidly growing cancer diagnostic tool focusing on the analysis of DNA and RNA, as well as the structure and function of genes at the molecular level. Molecular testing employs multiple technologies including DNA fragment length analysis, real-time polymerase chain reaction (“RT-PCR”) RNA analysis, bi-directional Sanger sequencing analysis, and Next-Generation sequencing (“NGS”).

f)	Pathology consultation services are when our pathologists review surgical samples on a consultative basis for our clients. NeoGenomics is one of a few laboratories in the country with an electron microscopy lab which enables us to analyze complex renal cases.

The cancer testing services we offer to community-based pathologists are designed to be a natural extension of, and complementary to, the services that they perform within their own practices. We believe our relationship as a non-competitive partner to community-based pathology practices and hospital pathology labs empowers them to expand their breadth of testing and provide a menu of services that matches or exceeds the level of service found in academic centers of excellence around the country. Community-based pathology practices and hospital pathology labs may order certain testing services on a technical component only (“TC” or “tech-only”) basis, which allows them to participate in the diagnostic process by performing the professional component (“PC”) interpretation services without having to hire laboratory technologists or purchase the sophisticated equipment needed to perform the technical component of the tests. We also support our pathology clients with interpretation and consultative services on difficult or complex cases and provide overflow interpretation services when requested by clients.

In areas where we do not provide services to community-based pathology practices and/or hospital pathology labs, we may directly serve oncology, dermatology, urology and other clinician practices that prefer to have a direct relationship with a laboratory for cancer-related genetic and molecular testing services. We typically service these types of clients with a “global” service offering where we perform both the technical and professional components of the tests ordered. However, in certain instances larger clinician practices have begun to internalize pathology interpretation services, and our “tech-only” service offering allows these larger clinician practices to also participate in the diagnostic process by performing the PC interpretation services on TC testing performed by NeoGenomics.

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

NeoGenomics operates primarily in the Genetic and Molecular testing market. We also act as a reference laboratory supplying anatomic pathology testing. NeoGenomics typically does not compete in the Clinical pathology testing market.

The field of cancer genetics is evolving rapidly and new tests are being developed at an accelerated pace. Based on medical and scientific discoveries over the last decade, cancer testing falls into one of three categories: diagnostic testing, prognostic testing and predictive testing. Of the three, the fastest growing area is predictive testing, which is utilized by clinicians to predict a patient’s response to the various treatment options in order to deliver “personalized or precision medicine” that is optimized to that patient’s particular circumstances. Personalized or precision medicine allows clinicians to know if a patient will or will not respond to certain medications like Herceptin. This saves the healthcare system money by ensuring that expensive cancer drugs are only given to those who will benefit from them. This type of testing improves patient care and potentially saves lives by identifying optimized therapies much more rapidly than what was possible in previous years.

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

We believe several key factors are influencing the rapid growth in the market for cancer testing: (i) every year more and more genes and genomic pathways are implicated in the development and/or clinical course of cancer; (ii) cancer is primarily a disease of the elderly - one in four senior citizens is likely to develop some form of cancer during the rest of their lifetime once they turn sixty, and now that the baby boomer generation has started to reach this age range, the incidence rates of cancer are rising; (iii) increasingly, new drugs are being targeted to certain cancer subtypes and pathways which require companion diagnostic testing; (iv) patient and payer awareness of the value of genetic and molecular testing; (v) decreases in the cost of performing genetic and molecular testing; (vi) increased coverage from third party payers and Medicare for such testing; and (vii) the health insurance coverage to uninsured Americans under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010. These factors have driven explosive growth in the market for this type of testing. We estimate a $10-12 billion total market opportunity for cancer testing in the United States, about $5-7 billion of which is derived from genetic and molecular testing with the remaining portion derived from more traditional anatomic pathology testing services that are complementary to and often ordered with the genetic and molecular testing services we offer.

2015 Focus Areas: Grow, Innovate, Diversify and Get Lean

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

Our growth over the past several years has been due to several factors. Our highly trained sales team has been successful in competing against other larger national laboratories with one of the broadest test menus in our industry. Our sales team consists of many industry veterans who can talk to pathologists and oncologists about our complex testing and developments in the field of cancer testing. Our tech-only testing option allows local pathologists to compete against the large national laboratories and helps our clients view us as more of a partner who is working with them, rather than against them by taking away work. Our Sales representatives often become trusted advisors to our clients who rely on them, and NeoGenomics, to keep up with the latest developments in the rapidly changing field of molecular genetics. We have also been successful in expanding to new geographies where we did not previously have sales representation and this has helped us bring our service offerings to new clients.

Our growth has also been aided by strong client retention. We believe our low client attrition is due to our strong service levels and culture of customer focus. We work to have engaged employees who want to achieve the highest customer satisfaction possible. Our TC-PC model results in clients viewing us as more of a partner than a vendor and this also helps in our retention of clients. By retaining our existing customer base and bringing in a steady stream of new customers we have been able to organically grow our business by over 200%, over the past four years.

We are keenly focused on innovation, and believe this has been a key factor in our growth. Over the past three years, we have developed over 90 new molecular oncology tests, and believe we now have one of the most comprehensive oncology test menus of any laboratory in the world. By launching new tests at a steady rate, our Sales representatives are able to share cutting edge developments in molecular genetics with customers and prospective customers. We believe Clients are increasingly relying on us because we are an emerging leader in the molecular oncology field. We have had several academic centers begin to refer specimens for testing. These high profile reference customers often result in other accounts referring testing as well. New customers who begin using us because of our many new innovative test offerings often begin to refer large portions of their other testing, which has helped to sustain our growth.

We will also look to grow our business through mergers or acquisitions if the right opportunities become available. We are focused on strategic opportunities that would be complementary to our menu of services and would be accretive to our earnings and cash flow in the short to medium timeframe. On July 8, 2014 we acquired Path Labs, LLC, doing business as, Path Logic a leading provider of specialized anatomic pathology services to hospitals and physicians primarily in Northern California. Path Logic provides high-quality Anatomic Pathology services with significant expertise in the sub-specialties of renal pathology, dermatopathology, women’s health and gastrointestinal and genitourinary pathology. For 2013, Path Logic reported revenue of approximately $10 million and employed approximately 65 people. We recognized revenue of approximately $4.9 million for the period of ownership from July 8, 2014 through December 31, 2014 from this acquisition. We estimate that an additional $2.0 to 3.0 million of annual revenue opportunities can be realized in the coming years as our existing customers and Path Logic’s customers begin to utilize each other’s testing menus and capabilities.

We completed an equity offering of $34.3 million in August of 2014 to provide cash for future acquisition opportunities when they become available.

Innovate

We are committed to being an innovative leader in oncology testing. Our goal is to develop new assays to help physician clients better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. During the year ended December 31, 2014, we introduced an additional 48 new molecular and FISH based tests and cancer profiles. We also converted another 23 tests to Next Generation Sequencing (“NGS”). We also launched our multimodality solid tumor “Discovery Profile” which analyzes 315 genes for mutation using NGS and includes 9 FISH tests to analyze translocations, amplifications and deletions that might be missed by NGS. This Discovery Profile is designed to meet the needs of investigators and clinicians who are interested in testing large numbers of genes and numerous translocations and gene amplifications. It also meets the needs of pharmaceutical companies engaged in clinical trials. This multimodality testing is unique in the industry and provides the gold standard FISH testing for detecting therapy-related abnormalities, such as ALK translocations, and HER2 and MET amplifications, each of which is required to be confirmed by FISH prior to initiating expensive therapy.

We also recently launched two first-in-kind tests. The first predicts acquired resistance and susceptibility to Bruton Tyrosin Kinase (“BTK”) inhibitors. The second is a lymphoma profiling test to predict susceptibility to BTK inhibitors for treatment of lymphoma and Chronic Lymphocytic Leukemia. BTK inhibitors are a new non-cytotoxic targeted therapy and a number of Phase III studies are ongoing. In fact, these tests are a good example of the compelling value proposition of genetic testing. New targeted therapies can be very effective and quite expensive, and these tests help physicians choose the right therapy for the individual patient. They substantially improve cancer care and help avoid therapies that will not be effective. Our clients have been very receptive to our new molecular offerings and we believe that we have the most comprehensive clinical molecular test menu of any laboratory in the United States. We are also seeing increasing interest in our molecular menu from several pharmaceutical firms. We also introduced a number of NeoTYPETM profiles that combine multiple molecular tests into multi-gene tests targeting specific types of cancer to help pathologists and oncologists determine cancer subtypes on difficult cases. We use next generation sequencing and bi-directional sanger sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitors because we are able to detect mutations that other methods would not detect.

We are also working to develop a proprietary NeoLABTM (Liquid Alternative to Biopsy) Prostate cancer test that is performed on blood plasma and urine rather than on prostate tissue biopsies. There are two goals for this test, a) to diagnose the presence of cancer in patients with BPH (Benign prostatic hyperplasia) and b) to distinguish high-grade from low-grade cancer in patients with prostate cancer. We completed a preliminary patient study in June 2013, and the results were published in March 2014 in the Genetic Testing and Molecular Biomarkers journal. In addition, in February 2014, we completed a follow up study with additional patient samples which confirmed the published preliminary data from the first trial. The results of this second study were presented at the Association of Clinical Oncologists (“ASCO”) meeting in 2014. We are currently conducting a pivotal validation study that is targeting 800-1,000 patients to further validate the efficacy of our NeoLABTM Prostate Test. The NeoLABTM test is available as a Laboratory Developed Test (“LDT”) to patients who want to participate in the ongoing validation on the condition that their treating physician must provide clinical utilization and follow-up data to us as part of the testing process. While further validation work needs to be completed, we continue to be encouraged about the potential for this new test. We are planning an unrestricted commercial launch of the NeoLABTM prostate test in the second half of 2015.

In addition, over the last year we believe we have vastly improved our immunohistochemistry offering, developed a new digital imaging platform and launched several new FISH tests. We expect these new tests to drive growth in the future. We also expect to continue to make investments in R&D that will allow us to commercialize a number of new and innovative genetic tests as scientific and medical technological advances are made.

Diversify

Our third focus area in 2015 is to further diversify our business. In November 2013, we announced an exclusive five-year alliance with Covance Central Laboratories (“Covance”) to provide comprehensive anatomic pathology, histology and specialty laboratory testing services for clinical trials. Covance is the largest contract research organization servicing the needs of the pharmaceutical industry. Through this alliance, Covance’s clients will gain access to fully integrated anatomic pathology and histology (“APH”) services, including immunohistochemistry (“IHC”), fluorescence in-situ hybridization (“FISH”) and molecular testing. As part of this five year agreement, Covance has agreed to utilize NeoGenomics as its exclusive provider of a) technical component FISH testing services for specimens processed in the U.S. and b) professional interpretations for global APH tests, subject to certain limited exceptions. We believe Covance specifically selected NeoGenomics as their long-term partner to provide seamless global testing services supporting oncology and companion diagnostics strategies for biopharmaceutical firms around the world. In addition to accessing the clinical trials market through our relationship with Covance, we also directly serve pharmaceutical companies. We believe our broad Molecular testing menu has led several pharmaceutical firms to contact us directly about projects. We currently have ongoing clinical trials with numerous international pharmaceutical firms and we expect clinical trials testing to be a major component of our diversification strategy in coming years.

Get Lean

We are also focused on becoming more efficient and reducing our cost per test. Our best practice teams work with our information technology teams to make improvements in efficiencies to our lab processes. We are using information systems and technology to move NeoGenomics further along the path of being a “fully digital lab”, that uses on-line ordering, bar coding, specimen tracking, and other tools to create a streamlined, seamless, and efficient lab. In 2014, we completed a major facility upgrade to our Fort Myers, Florida lab location, which has allowed us to increase our efficiencies and reduce our cost per test. These Lean initiatives are having a dramatic impact on our cost structure and have allowed us to absorb reductions in average revenue per test with minimal impact to gross margin. During the years ended December 31, 2014 and 2013, we reduced our average cost of goods sold per test in our “Base Business” (excluding Path Logic) by 4.7% and 12.2%, respectively, versus the comparable periods in 2013 and 2012.

Competitive Strengths

Turnaround Times

We strive to provide industry leading turnaround times for test results to our clients nationwide. By providing information to our clients in a rapid manner, physicians can begin treating their patients as soon as possible. We believe our average 4-5 day turnaround time for our cytogenetics testing services, our average 3-4 day turnaround time for FISH testing services, our 5-7 day turnaround time for molecular testing and our average 1 day turnaround time for flow cytometry and pathology testing services are industry-leading benchmarks for national laboratories. Our consistent timeliness of results is a competitive strength and a driver of additional testing requests by our referring physicians. Rapid turnaround times allow for the performance of other adjunctive tests within an acceptable diagnosis window in order to augment or confirm results and more fully inform treatment options. We believe that our fast turnaround times are a key differentiator versus other national laboratories, and our clients often cite them as a key factor in their relationship with us.

Medical Team

Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology. Our medical team is led by our Chief Medical Officer, Dr. Maher Albitar, a renowned hematopathologist with extensive experience in molecular and genetic testing. Prior to joining

NeoGenomics, Dr. Albitar was Medical Director for Hematopathology and Oncology at the Quest Nichols Institute and Chief R&D Director for Hematopathology and Oncology for Quest Diagnostics. He also served as Section Chief for Leukemia at the University of Texas M. D. Anderson Cancer Center and Medical Director of the MD Anderson Molecular laboratory, one of the first labs of its kind in the United States. In addition to Dr. Albitar, we employ 15 other full-time M.D.s and Ph.Ds in addition to part-time consultants for specific specialties.

Extensive Tech-Only Service Offerings

We launched the first tech-only FISH testing services in the United States in 2006, and we currently have the most extensive menu of tech-only FISH services in the country. We also offer tech-only flow cytometry and immunohistochemistry testing services. These types of testing services allow the professional interpretation component of a test to be billed separately by our physician clients. Our FISH, Flow Cytometry and other tech-only service offerings allow properly trained and credentialed community-based pathologists to extend their own practices by performing professional interpretations services, which allows them to better service the needs of their local clientele without the need to invest in the lab equipment and personnel required to perform the technical component of genetic and molecular testing.

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

Global Service Offerings

We also offer a full set of global services to meet the needs of those clients who are not credentialed and trained in interpreting genetic tests and who are looking for specialists to interpret the testing results for them. In our global service offerings, our lab performs the technical component of the tests and our M.D.s and Ph.Ds. provide the interpretation services. Our professional staff is also available for post-test consultative services. These clients rely on the expertise of our medical team to give them the answers they need in a timely manner to help inform their diagnoses and treatment decisions. Many of our tech-only clients also rely on our medical team for difficult or challenging cases by ordering our global testing services on a case-by-case basis or our medical team can serve as a backup to support our clients who need help to satisfy the continued and demanding requirements of their practice. Our reporting capabilities allow for all relevant case data from our global services to be captured in one summary report. When providing global services, NeoGenomics performs both the technical and professional component of the test, which results in a higher reimbursement level.

Client Education Programs

We believe we have one of the most extensive client education programs in the genetic and molecular testing industry. We train pathologists how to use and interpret genetic testing services so that they can better interpret technical data and render their diagnosis, which allows them to participate in our TC-PC program. Our educational programs include an extensive library of on-demand training modules, online courses, and custom tailored on-site training programs that are designed to prepare clients to utilize our tech-only services. We offer training and information on new cancer tests and the latest developments in the field of molecular genetic testing. Each year, we also regularly sponsor seminars and webinars on emerging topics of interest in our field. Our medical staff is involved in many aspects of our training programs.

Superior Testing Technologies And Instrumentation

We use some of the most advanced testing technologies and instrumentation in the laboratory industry. The use of next generation sequencing in our molecular testing allows us to detect multiple mutations which can be missed with single point mutation analysis. Many laboratories rely on more limited molecular tests which only detect single elements on a gene. Our automated FISH and Cytogenetics tools allow us to deliver the highest quality testing to our clients and our Flow Cytometry laboratory is one of only a few in the country using 10-color Flow Cytometry analysis technology on a technical-only basis. We are one of only a few laboratories with an electron microscopy (EM) department for diagnosis in complex renal case analysis.

Laboratory Information System (LIS)

We believe we have a state-of-the-art Laboratory Information System (“LIS”) that interconnects our locations and provides flexible reporting solutions to clients. This system allows us to standardize testing and deliver uniform test results and images throughout our network, regardless of the location that any specific portion of a test is performed within our network. This allows us to move specimens and image analysis work between locations to better balance our workload. Our LIS also allows us to offer highly specialized and customizable reporting solutions to our tech-only clients. For instance, our tech-only FISH and Flow Cytometry applications allow our community-based pathologist clients to tailor individual reports to their specifications and incorporate only the images they select and then issue and sign-out such reports using our system. Our customized reporting solution also allows our clients to incorporate test results performed on ancillary tests not performed at NeoGenomics into summary report templates. This FlexREPORTtm feature has been well-received by clients.

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales representatives (“Territory Business Managers”) are organized into three regions (Northeast, Central and West). These sales representatives all utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated all of the important customer care functionality within our LIS into the CRM so that our Territory Business Managers can stay informed of emerging issues and opportunities within their regions. Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM. Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up.

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

Scientific Pipeline

In the past few years our field has experienced a rapid increase in tests that are tied to specific “genomic pathways”. These predictive tests are typically individualized for a small sub-set of patients with a specific subtype of cancer. The therapeutic target in the genomic pathway is typically a small molecule found at the level of the cell surface, within the cytoplasm and/or within the nucleus. These genomic pathways, known as the “Hallmarks of Cancer”, contain a target-rich environment for small-molecule “anti-therapies”. These anti-therapies target specific mutations in the major cancer pathways such as the Proliferation Pathway, the Apoptotic Pathway, the Angiogenic Pathway, the Metastasis Pathway, and the Signaling Pathways and Anti-Signaling Pathways.

Sales and Marketing

We continue to grow our testing volumes and revenue due to our investment in sales and marketing.

Our revenue, requisition and test metrics for NeoGenomics, Inc. excluding Path Logic (“Base Business”) for the years ended December 31, 2014, 2013 and 2012 were as follows:

	FY 2014	FY 2013	FY 2012
Client Requisitions Received (Cases)	113,087	88,431	73,773
Number of Tests Performed	177,279	137,317	114,606
Average Number of Tests/Requisition	1.57	1.55	1.55

Total Testing Revenue	$82,194,000	$66,467,000	$59,867,000
Average Revenue/Requisition	$727	$752	$812
Average Revenue/Test	$464	$484	$522

The following table shows the requisitions and revenue for Path Logic for the corresponding periods in 2014:

Supplemental Information on Customer Requisitions Received

Path Logic (1)	For the period from July 8, 2014 through December 31, 2014
Requisitions Rec’d (cases)	38,989

Total Testing Revenue	$4,875,000
Avg Revenue/Requisition	$125

(1)	These Path Logic requisition counts and revenue are for the period from our acquisition on July 8, 2014 through December 31, 2014

Our 24% year-over-year revenue growth in our Base Business is a result of a broad based increase in the number of new clients. Our average revenue per test decrease of approximately 4% in our Base Business was primarily result of the National Correct Coding Initiative “NCCI” FISH testing edits issued in December 2013. Effective as of January 1, 2014, the NCCI created a contradiction with respect to long-established billing practices for FISH testing. The new FISH edits reduced the number of billable units that laboratories should bill for certain multi-probe FISH tests is less than the previously established guidance. We expect our average revenue per test in our Base Business to decline further in 2015 as a result of further Medicare rate reductions.

The American Medical Association changed the CPT coding structure for FISH and Immunohistochemistry testing for 2015. These two key testing areas have new CPT codes that may not be recognized by Commercial Insurances until they update their processing systems. This could result in delays in processing our claims and could increase our days-sales-outstanding (“DSO’s”). We also believe that most Commercial Insurance plans will follow Medicare’s reimbursement framework and will reduce reimbursement for these new CPT codes. While the impact cannot be specifically measured at this time, it will have the effect of lowering average reimbursement per test in 2015.

Our consolidated revenue was approximately $87.1 million for the twelve months ended December 31, 2014 as compared to approximately $66.5 million for the comparable period in 2013. Revenue increased by 31.0% for the twelve months ended December 31, 2014 when compared to the comparable period in 2013, because of the increase in clients described above and due to the acquisition of Path Logic resulting in $4.9 million of revenue or 7.3% of the increase in revenue. The revenue amount for Path Logic is for the period from our acquisition on July 8, 2014 through December 31, 2014.

Our approximate 11% year-over-year revenue growth during 2013 was a result of a broad based increase in the number of new clients and increases related to additional practices for one large client with approximately 50 locations. Testing volumes grew approximately 20% in 2013 while average revenue per test declined approximately 7% primarily as a result of the expiration of the TC Grandfather clause. As a result of this regulatory change, effective July 1, 2012, we were no longer able to bill Medicare directly for the technical component of certain hospital in-patient and out-patient laboratory tests and now must bill our hospital clients directly for such services, and are often reimbursed at a lower rate than what we were previously receiving from Medicare. As a result of this we have seen a shift to more client-direct billing.

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

Competition

The genetic and molecular testing niche of the laboratory testing industry is highly competitive and, given the opportunities in this industry, we expect it to become even more competitive. There has been a high pace of consolidation in the industry in recent years and several new large players have entered the market. Competitive factors in genetic and molecular testing generally include the reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting, medical staff, timeliness of delivery of completed reports (i.e. turnaround times) and post-reporting follow-up for clients.

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

Suppliers

The Company orders its laboratory and research supplies from large national laboratory supply companies such as Abbott Molecular, Fisher Scientific, Illumina, Life Technologies, Metasystems, Invitrogen, Cardinal Health, Ventana and Beckman Coulter. We do not believe any disruption from any one of these suppliers would have a material effect on our business.

Dependence on Major Clients and Geographies

We currently market our services to pathologists, oncologists, urologists, other clinicians, hospitals and other clinical laboratories. During 2014, we maintained our relationship with a large oncology practice with multiple office locations. The revenues from this customer represented as percentage of our total revenue is as follows:

	FY 2014	FY 2013	FY 2012
Largest customer as a % of Total Revenue	10.1%	15.8%	14.9%

All other clients were less than 5% of total revenue individually.

Our revenue derived from the state of Florida represented as percentage of our total revenue is as follows:

	FY 2014	FY 2013	FY 2012
State of Florida as a % of Total Revenue	25.8%	30.6%	33.6%

Payer Mix

The following table reflects our estimate of the breakdown of net revenue by type of payer for the fiscal years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Medicare and other government	20%	25%	36%
Commercial Insurance	27%	25%	29%
Client Direct Billing	50%	43%	33%
Patient and year-end accrual	3%	7%	2%

Total	100%	100%	100%

The trend of decreasing “Medicare and other government” revenue shown above primarily relates to the expiration of the TC Grandfather clause on July 1, 2012. This resulted in the requirement that NeoGenomics bill clients (Hospitals) for the technical component of inpatient and outpatient testing.

Trademarks

The “NeoGenomics” name and logo has been trademarked with the United States Patent and Trademark Office. We have also trademarked or have applications pending for the brand names NeoFISH, NeoFLOW, NeoSITE, NeoArray, NeoTYPE, NeoSCORE, NeoLAB and NeoLINK. We have also trademarked the marketing slogans, “When time matters and results count” and “Time matters, results count”.

Insurance

We maintain professional liability insurance and numerous other insurance policies. We believe that our present insurance is sufficient to cover currently estimated exposures, but we cannot assure that we will not incur liabilities in excess of the policy coverage limits. In addition, although we believe that we will be able to continue to obtain adequate insurance coverage, we cannot assure that we will be able to do so at acceptable cost.

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

Number of Employees

As of December 31, 2014, we had 440 full-time equivalent employees. In addition, 5 other individuals, including 3 pathologists and our Chief Medical Officer, serve as consultants to the Company on a regular basis. The Company also had approximately 10 temporary contract personnel at December 31, 2014. Our employees are not represented by any union and we believe our employee relations are good.

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

Clinical Laboratory Operations

Licensure and Accreditation

The Company operates clinical laboratories in Fort Myers and Tampa, Florida, Nashville, Tennessee and Fresno, West Sacramento and Irvine, California. The laboratories are licensed as required by the states in which they are located. In addition, the laboratories in Fort Myers, Florida and Nashville, Tennessee are licensed by the State of New York as they accept clinical specimens obtained in New York. We also became licensed by the State of New York to perform molecular and histology testing in our Irvine, California location. All of the NeoGenomics laboratories are certified in accordance with the Clinical Laboratory Improvement Amendments, as amended (“CLIA”). Under CLIA, the U.S. Department of Health and Human Services (“HHS”) establishes quality standards for each category of testing performed by the laboratory. The categories of testing include waived, moderate complexity and high complexity. NeoGenomics’ laboratories are categorized as high complexity. Four of the six site locations for NeoGenomics’ laboratories are also accredited by the College of American Pathologists (“CAP”) and actively participate in CAP’s proficiency testing programs for all tests offered by the Company. Our Tampa, Florida and Fresno, California facilities are read-only laboratories and therefore, CAP accreditation wouldn’t fully qualify. Proficiency testing programs require the participating laboratories to test specimens that they receive from the testing entity and return the results. The testing entity, conducting an approved program, analyzes the results returned and provides to the Company a quality control report assessing the results. An important component of a quality assurance program is to establish whether the laboratory’s test results are accurate and valid.

The federal and state certification and licensure programs establish standards for the operation of clinical laboratories, including, but not limited to, qualifications of personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal and state regulatory agencies and accrediting organizations. The Company has a Quality Assurance Committee which is comprised of representatives of all departments of the Company, conducts routine internal surveys and requires corrective action reports in response to the findings.

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

Compliance Program

The health care industry is highly regulated and scrutinized with respect to fraud, abusive billing practices and improper financial relationships between health care companies and their referral sources. The Office of the Inspector General of HHS (the “OIG”) has published compliance guidance, including the Compliance Program Guidance for Clinical Laboratories in August of 1998, and advisory opinions. The Company has implemented a robust Compliance Program which is overseen by our Board of Directors. Its objective is to ensure compliance with the myriad federal and state laws, regulations and governmental guidance applicable to our business. Our program consists of training/education of employees and monitoring and auditing Company practices. The Board of Directors has formed a Compliance Committee of the Board which meets regularly to discuss all compliance-related issues that may affect the Company. The Company continuously reviews its policies and procedures as new regulations and interpretations come to light to comply with applicable regulations. The Director of Compliance reports directly to the Compliance Committee.

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

Laboratory Developed Tests (LDTs)

The federal Food and Drug Administration, or FDA, has regulatory responsibility over, among other areas, instruments, test kits reagents and other medical devices used by clinical laboratories to perform diagnostic testing. High complexity and CLIA-certified laboratories, such as ours, frequently develop internal testing procedures to provide diagnostic results to customers. These tests are referred to as laboratory developed tests, or LDTs. LDTs are subject to CMS oversight through its enforcement of CLIA. The FDA has also claimed regulatory authority over all LDTs, but indicates that it has exercised enforcement discretion with regard to most LDTs offered by high complexity CLIA-certified laboratories, and has not subjected these tests to the panoply of FDA rules and regulations governing medical devices. However, the FDA has stated that it has been considering changes in the way it believes that laboratories ought to be allowed to offer these LDTs, and since 2010 publicly announced that it would be exercising regulatory authority over LDTS, using a risk-based approach that will direct more resources to tests with the highest risk of injury. In October 2014, the FDA announced its proposed framework and timetable for implementing this guidance. Through the American Clinical Laboratory Association (“ACLA”) the industry has announced its intention to oppose the guidance proposed by the FDA and has engaged the services of Professor Lawrence Tribe and former Solicitor General Paul Clement to represent the interests of the industry in this matter. This FDA regulation may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests and may increase our costs.

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

The American Recovery and Reinvestment Act (“ARRA”) recently enacted the HITECH Act which extends the scope of HIPAA to permit enforcement against business associates for a violation, establishes new requirements to notify the Office for Civil Rights of HHS of a breach of HIPAA, and allows the Attorneys General of the states to bring actions to enforce violations of HIPAA. Rules implementing various aspects of HIPAA are continuing to be developed. With respect to these rules, commencing July 1, 2012, CMS required that all HIPAA-covered entities such as the Company conduct electronic claim submissions and related electronic transactions under a new HIPAA transaction standard called Version 5010. CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission. The new diagnostic code sets are called the ICD-10-CM, and are to be implemented on October 1, 2015. The Company has been aware of these changes for some time, and believes it is prepared to timely adopt the new standards. However, it is expected that these changes, in particular the adoption of new diagnostic codes — which must be provided to us accurately by referring physicians in order for us to receive payment from payers, such as Medicare — will result in a degree of disruption and confusion, which may adversely affect Company operations, including reimbursement rates.

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

Executive Officers of the Company

The following table sets forth certain information regarding our members of the Board of Directors and other executives as of February 15, 2015:

Name	Age	Position
Board of Directors:
Douglas M. VanOort	59	Chairman of the Board of Directors and Chief Executive Officer,
Steven C. Jones	51	Executive Vice President of Finance, Chief Compliance Officer, Board Member
Dr. Michael T. Dent	50	Board Member
Kevin C. Johnson	60	Board Member
Raymond R. Hipp	72	Board Member
Bruce K. Crowther	63	Board Member
William J. Robison	79	Board Member

Other Executives:

George A. Cardoza	53	Chief Financial Officer
Dr. Maher Albitar	59	Chief Medical Officer and Director of Research and Development
Robert P. Gasparini	60	Chief Scientific Officer
Robert J. Shovlin	44	Chief Operating Officer
Steven A. Ross	50	Chief Information Officer
Edwin F. Weidig III	45	Director of Finance and Principal Accounting Officer

Members of the Company’s Board of Directors are elected at the annual meeting of stockholders and hold office until their successors are elected. The Company’s officers are appointed by the Board of Directors and serve until their resignation or removal by the Board and are subject to employment agreements, if any, approved and ratified by the Board. There are no family relationships between any of our officers or directors.

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

Douglas M. VanOort, – Chairman of the Board of Directors and Chief Executive Officer

Mr. VanOort has served as the Chairman of the Board of Directors and Chief Executive Officer of NeoGenomics since October 28, 2009. For seven months prior to October 2009, he served as Chairman of the Board of Directors, Executive Chairman and Interim Chief Executive Officer. Prior to joining NeoGenomics, Mr. VanOort was a General Partner with a Private Equity Firm, and a Founding Managing Partner of a Venture Capital Firm. From 1982 through 1999, Mr. VanOort served in various positions at Corning Incorporated and at its spin-off company, Quest Diagnostics, Inc. During the period from 1995 through 1999, he served as the Senior Vice President Operations for Quest Diagnostics, Incorporated which was then a $1.5 billion newly formed NYSE-traded Company. During the period of 1989 to 1995, he held senior executive positions at Corning Life Sciences, Inc., including Executive Vice President. Corning Life Sciences Inc. had revenues of approximately $2 billion and was spun-off in a public transaction to create both Quest Diagnostics and Covance, Inc. From 1982 to 1989, Mr. VanOort served in various executive positions at Corning Incorporated, including Director of Mergers & Acquisitions. Mr. VanOort currently serves as a member of the Board of Directors of several privately-held companies, and is a principal owner of a privately-held retail hardware store chain. Mr. VanOort is a graduate of Bentley University.

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

Michael T. Dent M.D. – Board Member

Dr. Dent is our founder and has served as a director since inception. Dr. Dent was our President and Chief Executive Officer from June 2001, when he founded NeoGenomics, to April 2004. From April 2004 until April 2005, Dr. Dent served as our President and Chief Medical Officer. Dr. Dent founded the Naples Women’s Center in 1996 and continues his practice to this day. He received his training in Obstetrics and Gynecology at the University of Texas in Galveston. He received his M.D. degree from the University of South Carolina in Charleston, S.C. in 1992 and a B.S. degree from Davidson College in Davidson, N.C. in 1986. He is a member of the American Association of Cancer Researchers and a Diplomat and Fellow of the American College of Obstetricians and Gynecologists. He sits on the Board of the Florida Life Science Biotech Initiative.

Kevin C. Johnson – Board Member

Mr. Johnson has served as a director since 2010. Mr. Johnson is currently Chief Executive Officer of United Allergy Services, Inc., a private company which exists to empower providers and advance the understanding of immunotherapy as the best kind of allergy treatment where he has served since September 2014. From January 2003 until September 2014 Mr. Johnson was retired. From May 1996 until January 2003, Mr. Johnson was Chairman, Chief Executive Officer and President of DIANON Systems, Inc., a publicly-traded cancer diagnostic services company providing anatomic pathology and molecular genetic testing services to physicians nationwide. During that time, DIANON grew annual revenues from approximately $56 million in 1996 to approximately $200 million in 2002. DIANON was sold to Laboratory Corporation of America (NYSE: LH) in January of 2003. Prior to joining DIANON in 1996, Mr. Johnson was employed by Quest Diagnostics and Quest’s predecessor, the Life Sciences Division of Corning, Incorporated, for 18 years, and held numerous management and executive level positions. Mr. Johnson is currently serving on the Board of Directors of United Allergy Services, Inc., a private company and ClearPath Diagnostics, a private company.

Raymond R. Hipp – Board Member

Mr. Hipp has served as a director since February 2011. Mr. Hipp is a retired senior executive that has been involved in consulting work over the last few years involving mergers and acquisitions as well as being a member of a number of public company boards of directors. From July 1998 until his retirement in June 2002, Mr. Hipp served as Chairman, President and CEO of Alternative Resources Corporation, a provider of information technology outsourcing services. From August 1996 until May 1998, Mr. Hipp was the Chief Executive Officer of ITI Marketing Services, a provider of marketing services. Prior to that, Mr. Hipp held senior executive positions with several other firms. Mr. Hipp has a B.S. from Southeast Missouri State University. Mr. Hipp served on the Board of Directors and on the Audit Committee of Gardner Denver, Inc. (NYSE: GDI), an industrial manufacturing company, for over 14 years.

Bruce K. Crowther – Board Member

Mr. Crowther has served as a Director since October 2014. Mr. Crowther recently retired as President and Chief Executive Officer of Northwest Community Healthcare where he has served for the last 23 years. Northwest Community Healthcare is an award winning hospital offering a complete system of care. Mr. Crowther has a B.S. in Biology and an M.B.A. from Virginia Commonwealth University. Mr. Crowther serves on the Board of Directors of Wintrust Financial Corporation, a public company and serves on the Board of Directors of Barrington Bank and Trust which is a Wintrust Financial Corporation owned Company. He also serves as Chairman of the Max McGraw Wildlife Foundation; a not for profit organization committed to conservation education and research.

William J. Robison – Board Member

Mr. Robison has served as a director since May 2007. Mr. Robison, who is retired, spent his entire 41 year career with Pfizer, Inc. At Pfizer, he rose through the ranks of the sales organization and became Senior Vice President of Pfizer Labs in 1986. In 1990, he became General Manager of Pratt Pharmaceuticals, a then new division of the U.S. Pharmaceuticals Group, and in 1992 he became the President of the Consumer Health Care Group. In 1996 he became a member of Pfizer’s Corporate Management Committee and was promoted to the position of Executive Vice President and head of Worldwide Corporate Employee Resources. Mr. Robison retired from Pfizer in 2001 and currently serves on the Board of Directors of MWI Veterinary Supply Company, Inc. (NASD: MWIV). He is also on the board of trustees of University of Louisiana – Monroe. Mr. Robison was previously a board member and an executive committee member of the USO of Metropolitan New York, Inc., the Human Resources Roundtable Group, the Pharmaceutical Human Resource Council, the Personnel Round Table, and the Employee Relations Steering Committee for The Business Round Table.

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

Maher Albitar, M.D. – Chief Medical Officer and Director of Research and Development

Dr. Albitar has served as Chief Medical Officer and Director of Research and Development since January 2012. From 2008 to 2011, Dr. Albitar served as the Medical Director for Hematopathology and Oncology, Nichols Institute of Quest Diagnostics, and Chief R&D Director for Hematopathology and Oncology for Quest Diagnostics, a diagnostic testing, information and services company. From 2003 to 2008, Dr. Albitar served as the Director of Hematopathology for the Nichols Institute of Quest Diagnostics. From 2005 to 2011, Dr. Albitar also served as a Board member of Associated Diagnostics Pathologists, Inc. From 1991 to 2003, Dr. Albitar held various faculty positions at The University of Texas MD Anderson Cancer Center. Dr. Albitar previously served as the Chief Medical Officer of Health Discovery Corporation (“HDC”) and is currently a member of the Board of Directors of HDC. Dr. Albitar has also served as a consultant to multiple companies. Dr. Albitar received his medical degree in 1979 from Damascus Medical School in Damascus, Syria.

Robert P. Gasparini, M.S. – Chief Scientific Officer

Mr. Gasparini has served as the Chief Scientific Officer of NeoGenomics since January 2005 and served as President and Chief Scientific Officer from January 2005 – May 2011. Prior to assuming the role of Chief Scientific Officer, Mr. Gasparini was a consultant to the Company beginning in May 2004. Prior to NeoGenomics, Mr. Gasparini was the Director of the Genetics Division for US Pathology Labs, Inc. (“US Labs”) from January 2001 to December 2004. During this period, Mr. Gasparini started the Genetics Division for US Labs and grew annual revenues of this division to $30 million over a 30 month period. Prior to US Labs, Mr. Gasparini was the Molecular Marketing Manager for Ventana Medical Systems from 1999 to 2001. Prior to Ventana, Mr. Gasparini was the Assistant Director of the Cytogenetics Laboratory for the Prenatal Diagnostic Center from 1993 to 1998 an affiliate of Massachusetts General Hospital and part of Harvard University. While at the Prenatal Diagnostic Center, Mr. Gasparini was also an Adjunct Professor at Harvard University. Mr. Gasparini is a licensed Clinical Laboratory Director and an accomplished author in the field of Cytogenetics. He received his BS degree from The University of Connecticut in Biological Sciences and his Master of Health Science degree in Laboratory Administration from Quinnipiac University.

Robert J. Shovlin – Chief Operating Officer

Mr. Shovlin has served as the Chief Operating Officer of NeoGenomics since October 2014. From 2012 until October 2014, Mr. Shovlin served as Chief Development Officer for Bostwick Laboratories, a leading provider of anatomic pathology testing services targeting urologists and other clinicians, where he was responsible for Sales, Marketing, Managed Care, Business Development, and Clinical Trials. From 2005 until 2011, he served in progressively more responsible positions, including President and Chief Executive Officer, for Aureon Biosciences, Inc., a venture-backed diagnostics company focused on developing novel and proprietary prostate cancer tests. Mr. Shovlin also served as Executive Director for Anatomic Pathology and Director of Managed Care for Quest Diagnostics from 2003 until 2005, and held sales leadership positions at Dianon Systems from 1997 until 2003. Mr. Shovlin served as a Captain, Infantry Officer in the United States Marine Corps from 1992 until 1997 where he served as a Platoon and Company Commander with 1st Battalion 4th Marines and as an Instructor and Staff Platoon Commander at the Basic School. He holds a Bachelor of Science Degree from Pennsylvania State University, and a Masters of Business Administration from Rutgers University.

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

Edwin F. Weidig III – Director of Finance, Principal Accounting Officer

Edwin F. Weidig III has served as Director of Finance and Principal Accounting Officer since January 2012. Mr. Weidig served as the Company’s Corporate Controller from October 2007 until January 2012. Prior to that, from May 2005 to October 2007 he was a Division Controller for Meritage Homes Corporation (NYSE:MTH) in Fort Myers, Florida, and prior to that from January 1999 to May 2005 he worked in public accounting for a local firm in Fort Myers, Florida and for the PwC office in Boston, Massachusetts. Mr. Weidig earned his Bachelor of Science degree in Business Administration from Merrimack College. Mr. Weidig holds an active CPA license with the state of Massachusetts.

ITEM 1A.	RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. They are not, however, the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely affect our business, financial condition or results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline or we may be forced to cease operations.

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

We May Be Unsuccessful In Managing Our Growth Which Could Prevent The Company From Operating Profitably

Our growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. To manage our potential growth, we must continue to implement and improve our operational, financial and billing systems and to expand, train and manage our employee base. We may not be able to effectively manage the expansion of our operations and our systems and our procedures or controls may not be adequate to support our operations. Our management may not be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services. Any inability to manage growth could have a material adverse effect on our business, results of operations, potential profitability and financial condition. Part of our business strategy may be to acquire assets or other companies that will complement our existing business. At this time, we are unable to predict whether or when any material transaction will be completed should negotiations commence. If we proceed with any such transaction, we may not be able to effectively integrate the acquired operations with our own operations. We have $33.7 million of cash and cash equivalents to finance acquisitions but we may need to supplement this cash with debt financings or issuances of equity securities and such financing may not be available on acceptable terms or at all.

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

The Company’s business consists of a clinical laboratory that provides medical testing services for doctors, hospitals, and other laboratories on patient specimens that are sent to the Company’s laboratory. In the case of some specimen referrals that are received for patients that are not in-patients or out-patients at a hospital or institution or otherwise sent by another reference laboratory, the Company typically bills the patient’s insurance company or a government program for its services. As such it relies on the cooperation of numerous third-party payers, including but not limited to Medicare, Medicaid, and various insurance companies, to get paid for performing services on behalf of the Company’s clients and their patients. The amount of such third-party payments is governed by contractual relationships in cases where the Company is a participating provider for a specified insurance company or by established government reimbursement rates in cases where the Company is an approved provider for a government program such as Medicare or Medicaid. However, the Company does not have contractual relationships with some of the insurance companies with whom it deals, nor is it necessarily able to become an approved provider for all government programs. In such cases, the Company is deemed to be a non-participating provider and there is no contractual assurance that the Company will be able to collect the amounts billed to such insurance companies or government programs. Currently, the Company is not a participating provider with some of the insurance companies it bills for its services. Until such time as the Company becomes a participating provider with such insurance companies, there can be no contractual assurance that the Company will be paid for the services it bills to such insurance companies or patients, and such third-parties may change their reimbursement policies for non-participating providers in a manner that may have a material adverse effect on the Company’s cash flow or results of operations. When new CPT codes are introduced by the American Medical Association it often takes time for Commercial Insurances to recognize the new codes, which can significantly impact the timing of payments, if any, and can increase our days-sales-outstanding (DSO’s). Insurance companies may also try to steer business away from us towards in-network providers by sending letters to physicians and even imposing financial penalties, if they continue to send us business.

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

Increased Competition, Including Price Competition, Could Have A Material Adverse Impact On Our Net Revenues And Profitability

Our industry is characterized by intense competition. Our major competitors including Quest Diagnostics and Laboratory Corporation of America are large national laboratories that possess greater name recognition, larger customer bases, significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships with their customers and third-party payers. We cannot assure you that we will be able to compete successfully with such entities in the future.

The laboratory business is intensely competitive both in terms of price and service. Pricing of laboratory testing services is often one of the most significant factors used by health care providers and third-party payers in selecting a laboratory. As a result of the laboratory industry undergoing significant consolidation, larger laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. We may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our net earnings and cash flows could be negatively impacted by such price competition. Additionally, we may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition.

Additional competition, including price competition, could have a material adverse impact on our net revenues and profitability.

We Face The Risk Of Capacity Constraints, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

We compete in the market place primarily on three factors: i) the quality and accuracy of our test results; ii) the speed or turn-around times of our testing services; and iii) our ability to provide after-test support to those physicians requesting consultation. Any unforeseen increase in the volume of clients could strain the capacity of our personnel and systems, leading to unacceptable turn-around times, or customer service failures. In addition, as the number of our clients and specimens increases, our products, services, and infrastructure may not be able to scale accordingly. We may also not be able to hire additional licensed medical technologists that we need to handle increased volumes. Any failure to handle higher volume of requests for our products and services could lead to the loss of established clients and have a material adverse effect on our business, results of operations and financial condition. If we produce inaccurate test results, our clients may choose not to use us in the future. This could severely harm our business, results of operations and financial condition. In addition, based on the importance of the subject matter of our tests, inaccurate results could result in improper treatment of patients, and potential liability for us.

We May Fail To Protect Our Facilities, Which Could Have A Material Adverse Affect On Our Business, Results Of Operations And Financial Condition

The Company’s operations are dependent in part upon its ability to protect its laboratory operations against physical damage from explosions, fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have an emergency back-up generator in place at its Tampa, Florida, Nashville, Tennessee, Fresno, West Sacramento, or Irvine, California laboratory locations that would otherwise mitigate to some extent the effects of a prolonged power outage. The occurrence of any of these events could result in interruptions, delays or cessations in service to clients, which could have a material adverse effect on our business, results of operations and financial condition.

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

We Are Dependent On Key Personnel And Need To Hire Additional Qualified Personnel In Order For Our Business To Succeed

Our performance is substantially dependent on the performance of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of our senior management team, which currently is composed of a small number of individuals. The loss of the services of any of our executive officers, our medical staff, our laboratory directors or other key employees could have a material adverse effect on our business, results of operations and our financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified managerial and technical personnel as we grow. Competition for such personnel is intense and we may not be able to retain our key managerial and technical employees or may not be able to attract and retain additional highly qualified managerial and technical personnel in the future. The inability to attract and retain the necessary managerial and technical personnel could have a material adverse effect upon our business, results of operations and financial condition.

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

As of December 31, 2014, we had cash and cash equivalents of approximately $33.7 million.

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

We frequently develop testing procedures to provide diagnostic results to clients that cannot currently be provided using test kits approved or cleared by the U.S. Food and Drug Administration, or FDA. The FDA has been considering changes to the way that it regulates these Laboratory Developed Tests, or LDTs. Currently all LDTs are conducted and offered in accordance with the Clinical Laboratory Improvements Amendments, or CLIA, and individual state licensing procedures. The FDA has published a draft guidance document that would require FDA clearance or approval of a subset of LDTs, as well as a modified approach for some lower risk LDTs that may require FDA oversight short of the full premarket approval or clearance process. FDA is taking the position that it can implement these new LDT regulatory requirements without promulgating formal regulations. As a result, there is a risk that the FDA’s proposed regulatory process could delay the offering of certain tests and result in additional validation costs and fees. There is also an associated risk for us that some tests currently offered might become subject to FDA premarket approval or clearance. This FDA approval or clearance process would be time-consuming and costly, with no guarantee of ultimate approval or clearance.

On July 31, 2014 the FDA issued a notification to Congress of the “Anticipated Details of the Draft Guidance for Industry, Food and Drug Administration Staff, and Clinical Laboratories: Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs).” As described in this notification, the FDA planned to provide draft guidance to clinical laboratories that develop their own LDTs regarding how FDA intends to regulate such laboratories under the Federal Food, Drug, and Cosmetic Act. On October 3, 2014 the FDA issued the draft guidance to clinical laboratories. The regulatory framework will use a risk-based approach to enforce the FDA’s premarket review requirements, and for high-risk tests, the framework may require laboratories to use FDA-approved tests, if available, rather than LDTs. If implemented, the framework may also require us to obtain premarket clearance or approval for certain of our LDTs. Implementation of this framework would include a lengthy phase-in period ranging from two to nine years depending on the risk assessment rating of each particular test. The FDA has provided an opportunity for public comment through February 2015 before the guidance is finalized. Through the American Clinical Laboratory Association (“ACLA”) the industry has announced its intention to oppose the guidance proposed by the FDA and has engaged the services of Professor Lawrence Tribe and former Solicitor General Paul Clemente to represent the interests of the industry in this matter. We anticipate the FDA will receive numerous comments on this issue, and the regulatory framework ultimately implemented by the FDA may differ substantially from the framework described in the draft guidance. This FDA regulation may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests and may increase our costs.

The FDA’s current proposal could require a significant volume of applications with the FDA which would be burdensome and the FDA could take a long time to review them if every lab in the country files a large volume of registrations and applications for each of their LDT’s.

If We Were Required To Conduct Additional Clinical Trials Prior To Continuing To Sell Our Current Tests Or Launching Any Other Tests We May Develop, Those Trials Could Result In Delays Or Failure To Obtain Necessary Regulatory Approvals, Which Could Harm Our Business.

In the event that, in the future, the FDA begins to regulate our tests, it may require additional pre- market clinical testing prior to submitting a regulatory notification or application for commercial sales. Such pre-market clinical testing could delay the commencement or completion of clinical testing, significantly increase our test development costs, delay commercialization of any future tests, and interrupt sales of our current tests. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.

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

Failure In Our Information Technology Systems Could Significantly Increase Testing Turn-around Time Or Billing Processes And Otherwise Disrupt Our Operations.

Our laboratory operations depend, in part, on the continued performance of our information technology systems. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. In addition, we are in the process of integrating the information technology systems of our recently acquired subsidiaries, and we may experience system failures or interruptions as a result of this process. Sustained system failures or interruption of our systems in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. Breaches with respect to protected health information could result in violations of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) and analogous state laws, and risk the imposition of significant fines and penalties. Failure of our information technology systems could adversely affect our business, profitability and financial condition.

Healthcare Reform Programs May Impact Our Business And The Pricing We Receive For Our Services.

In March of 2010, health care reform legislation known as the “Patient Protection and Affordable Care Act” was passed into law (the “ACA”). The ACA makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, beginning in 2013 each medical device manufacturer must pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the Food and Drug Administration (“FDA”). Although the FDA has issued draft guidance that, if finalized, would regulate certain clinical laboratory tests that are developed and validated by a laboratory for its own use, or laboratory developed tests (“LDT’s”), as medical devices, none of our LDT’s such as our prostate cancer test are currently listed with the FDA. We cannot assure you that the tax will not apply to services such as ours in the future. The ACA contains several provisions that seek to limit Medicare spending in the future. One key provision is the establishment of “Accountable Care Organizations” (“ACO”) under which hospitals and physicians will be able to share savings that result from cost control efforts. We cannot predict what the final business models will be, nor can we predict with certainty the future impact on our business. There is the possibility that these organizations will seek to lower reimbursement for the services we provide and some may potentially restrict access to our services. NeoGenomics may not be able to gain access into certain ACOs. These changes could have an adverse and material impact on our operations. In furtherance of health care reform and the reduction in health care expenditures, the ACA contains numerous provisions to be implemented through 2018. There can be no assurance at this time that the implementation of these provisions will not have a material adverse effect on the business of the Company.

Failure To Comply With Environmental, Health and Safety Laws and Regulations, Including The Federal Occupational Safety and Health Administration Act, And The Needlestick Safety and Prevention Act Could Result In Fines and Penalties and Loss of Licensure, And Have a Material Adverse Effect Upon Our Business.

We are subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as regulations relating to the safety and health of laboratory employees. The federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the Needlestick Safety and Prevention Act requires, among other things, that we include in our safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace.

Failure to comply with such federal, state and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions, any of which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements for us, which may be costly.

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

From time to time, legislative freezes and updates affect some of our tests that are reimbursed by the Medicare program under the Medicare Physician Fee Schedule (“MPFS”) or Clinical Laboratory Fee Schedule (“CLFS”). The MPFS, which is updated on an annual basis using a prescribed statutory formula, is subject to significant reductions in reimbursement unless Congress intervenes. In the past, when the application of the statutory formula resulted in lower payments, Congress has passed interim legislation to prevent the reductions. The most recent legislative intervention passed was Protecting Access to Medicare Act of 2014, or PAMA, which provided for a 0.5% update to the 2013 MPFS conversion factor through 2014 and a 0% update from January 1 until April 1, 2015. If Congress fails to intervene to prevent the negative update factor in future years, the resulting decrease in payment may adversely affect our revenue, business, operating results, financial condition and prospects.

In addition, recent laws make changes to Medicare reimbursement for our tests that are reimbursed under the CLFS, many of which have already gone into effect. The ACA includes a reduction in the annual update factor used to adjust payments under the CLFS for inflation. This update factor reflects the consumer price index for all urban consumers, or CPI-U, and the ACA reduces the CPI-U by 1.75% for the years 2011 through 2015. The ACA also imposes a multifactor productivity adjustment in addition to the CPI-U, which may further reduce payment rates. Further, in February 2012, the Middle Class Tax Relief and Job Creation Act of 2012 were passed, which, among other things, reduced the update to the CLFS by an additional 2% for CY 2013, and rebased payments at the reduced rate for subsequent years. Overall, when adding this 2% reduction to the ACA’s adjustments, the payment rates under the CLFS declined by 2.95% and 0.75% for 2013 and 2014, respectively. This reduction does not include the additional sequestration adjustment.

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

CMS also adopts regulations and policies, from time to time, revising, limiting or excluding coverage or reimbursement for certain of the tests that we perform. Likewise, many state governments are under budget pressures and are also considering reductions to their Medicaid fees. Further, Medicare, Medicaid and other third party payers audit for overutilization of billed services. Even though all tests performed by us are ordered by our clients, who are responsible for establishing the medical necessity for the tests ordered, we may be subject to recoupment of payments, as the recipient of the payments for such tests, in the event that a third party payer such as CMS determines that the tests failed to meet all applicable criteria for payment. When third party payers like CMS revise their coverage regulations or policies, our costs generally increase due to the complexity of complying with additional administrative requirements. Furthermore, Medicaid reimbursement and regulations vary by state. Accordingly, we are subject to varying administrative and billing regulations, which also increase the complexity of servicing such programs and our administrative costs. Finally, state budget pressures have encouraged states to consider several courses that may impact our business, such as delaying payments, restricting coverage eligibility, service coverage restrictions and imposing taxes on our services.

In certain jurisdictions including Florida and California, Palmetto GBA, a Medicare administrative contractor, administers the Molecular Diagnostic Services Program, or MolDX, and establishes coverage and reimbursement for certain molecular diagnostic tests, including many of our tests. To obtain Medicare coverage for a molecular diagnostic test (FDA approved or LDT), laboratories must apply for and obtain a unique test identifier or what is known as a “Z” code. For newly developed tests or for established tests that have not been validated for clinical and analytical validity and clinical utility, laboratories must submit a detailed dossier of clinical data to substantiate that the test meets Medicare’s requirements for coverage. We have received favorable coverage for many of our molecular tests, however we have also received non-coverage determination for many newer tests. The field of molecular diagnostics is evolving very rapidly, and clinical studies on many new tests are still underway. We cannot be assured that some of our molecular tests will ever be covered services by Medicare, nor can we determine when the medical literature will meet the standard for coverage that Palmetto GBA has set.

In recent years, Medicare has encouraged beneficiaries to participate in managed care programs, known as “Medicare Advantage” programs, and has encouraged beneficiaries from the traditional fee-for- service Medicare program to switch to Medicare Advantage programs. This has resulted in rapid growth of health insurance and managed care plans offering Medicare Advantage programs and growth in Medicare beneficiary enrollment in these programs. Also in recent years, many states have increasingly mandated that Medicaid beneficiaries enroll in managed care arrangements. If these efforts continue to be successful, we may experience a further shift of traditional Medicare and Medicaid fee-for-service beneficiaries to managed care programs. As a result, we would be required to contract with those private managed care programs in order to be reimbursed for services provided to their Medicare and Medicaid members. There can be no assurance that we will be successful in entering into agreements with these managed care programs at rates of payment similar to those we realize from our non-managed care lines of business.

CMS has, as part of its regulatory structure, developed the National Correct Coding Initiative, or NCCI to promote national correct coding methodologies and to control improper coding leading to inappropriate payment in Medicare Part B claims. In December of 2013 the NCCI Coding Policy Manual changed how we bill both FISH and immunohistochemistry testing. The language relates to what NCCI considers “bundled” services, and will impact the quantity of certain tests that are billed. NCCI limits the number of units we may bill for certain test codes which lowers the overall reimbursement we receive for that test. Effective on January 1, 2015 the AMA adopted all of the NCCI definitions for FISH which will adversely impact our reimbursement from commercial insurance plans.

On November 13, 2014 CMS published its “final rule” on the 2015 MPFS. This final rule, known as CMS-1612-FC established lower relative value units (RVU’s) for FISH testing. This lower valuation led to a 16-20% reduction in multiplex FISH reimbursement in 2015 after taking into account the NCCI changes from 2014. Reimbursement for less frequent single-probe FISH testing was reduced by 45-50%. NeoGenomics, the American Clinical Laboratory Association (ACLA) and several members of Congress including Florida, Representative Gus Bilirakis have sent letters to CMS expressing the view that FISH reimbursement was incorrectly set. NeoGenomics had a meeting with CMS in Baltimore, on January 7, 2015 where a presentation was made on FISH testing and all the various inputs required to perform a FISH test. Specifically, CMS used a quantity of 1.0 on the supplies input, not considering that FISH requires a positive and negative control, as well as a certain repeat rate on what is very complex testing. The previous supply input value was 1.5 and the Relative Value Update Committee (Medicare’s RUC) recommended 2.4 supplies per test. CMS did say that they did not follow the RUC recommendations for FISH testing and reimbursement. CMS noted that a correction to the supplies input factor would be considered in the future. CMS said that all of the comments they have received on FISH would be considered in their next proposed rule, which would be issued in July of 2015, to be effective January 1, 2016. There is no certainty that CMS will make any changes to the RVU’s or the reimbursement for FISH testing in the future. There is a risk that other commercial payers will follow Medicare’s lead and reduce reimbursement on these tests and that would further reduce our revenue.

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

Our Business Could Be Adversely Impacted By The Adoption Of The ICD-10-CM Code Set

CMS has adopted a new coding set for diagnoses, commonly known as ICD-10-CM, which significantly expands the current coding set. ICD-10-CM is currently required to be used on all claims with dates of service on or after October 1, 2015. We may be required to incur significant expense in implementing ICD-10-CM, and, if we do not adequately implement it, our business could be adversely impacted. In addition, if as a result of the new coding set, physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for tests we perform.

Third Party Billing Is Extremely Complicated And Results In Significant Additional Costs To Us

Billing for laboratory services is extremely complicated. The customer refers the tests; the payer pays for the tests, and the two may not be the same. Depending on the billing arrangement and applicable laws, the Company must bill various payers, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, hospitals and other laboratories, all of which have different billing requirements. Additionally, we undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Insurance companies and government payers such as Medicare and Medicaid also impose routine external audits to evaluate payments, which adds further complexity to the billing process.

Among others, the primary factors which complicate our billing practices are:

•	pricing differences between our fee schedules and the reimbursement rates of the payers;

•	changes in payer rules;

•	disputes with payers as to the party who is responsible for payment; and

•	disparity in coverage and information requirements among various carriers.

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

Of particular importance to our operations are federal and state laws prohibiting fraudulent billing and providing for the recovery of overpayments. A large number of laboratories have entered into substantial settlements with the federal and state governments under these laws. Private payers have also brought civil actions against laboratories which have resulted in substantial judgments In particular, if an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. There are a number of potential bases for liability under the federal False Claims Act. For example, liability arises when an entity knowingly submits, or causes another to submit, a claim for reimbursement to the federal government for a service which was not provided or which did not qualify for reimbursement. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could also result in liability under the False Claims Act. The False Claims Act’s “whistleblower” or “qui tam” provisions are being used with more frequency to challenge the reimbursement practices of providers and suppliers. Those provisions allow a private individual to bring an action on behalf of the government alleging that the defendant has submitted false claims for payment to the federal government. The government must decide whether to intervene in the lawsuit and whether to prosecute the case. If it declines to do so, the individual may pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. The successful qui tam relator who brought the case is entitled to a portion of the proceeds and its attorneys’ fees and costs. In addition, various states have enacted laws modeled after the federal False Claims Act. Government investigations of clinical laboratories have been ongoing for a number of years and are expected to continue in the future.

The Failure To Comply With Significant Government Regulation And Laboratory Operations May Subject The Company To Liability, Penalties Or Limitation Of Operations

As discussed in the Government Regulation section of our business description contained in this report, the Company is subject to extensive state and federal regulatory oversight. Upon periodic inspection, our laboratory locations may be out of compliance with CLIA requirements or with applicable licensure or certification laws. The sanctions for failure to comply with CLIA, state licensure requirements, or other applicable laws and regulations could include the suspension, revocation or limitation of the right to perform clinical laboratory services or receive compensation for those services, as well as civil or criminal penalties or administrative fines. In addition, any new legislation or regulation or the application of existing laws and regulations in ways that the Company has not anticipated could have a material adverse effect on the Company’s business, results of operations and financial condition. Existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical laboratories, and their referral sources, including physicians, hospitals and other laboratories. Certain of these laws, known as the “anti-kickback laws” and the “Stark Law”, contain extremely broad proscriptions. Violation of these laws may result in criminal penalties, exclusion from participation in the Medicare, Medicaid, and other federal healthcare programs, and significant civil monetary penalties, as well as False Claims Act liability. The Company seeks to structure its arrangements with physicians and other clients to be in compliance with the anti-kickback laws, Stark Law and similar state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel. However, we are unable to predict how these laws will be applied in the future and the arrangements into which we enter may become subject to scrutiny thereunder.

Furthermore, HIPAA, the HITECH Act, and associated regulations and similar state laws contain provisions that require the electronic exchange of health information, such as claims submission and receipt of remittances, using standard transactions and code sets (“Standards”) and regulate the use and disclosure of patient records and other Protected Health Information (“PHI”). These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to many healthcare providers, including physicians and clinical laboratories. Although the Company believes it is in material compliance with the Standards, Security and Privacy rules under HIPAA and the HITECH Act and state privacy and security laws, a failure to comply with these laws could have a material adverse effect on the Company’s business, results of operations and financial condition and subject us to liability. Additionally, the recent amendments to HIPAA in the HITECH Act provide that the state Attorneys General may bring an action against a covered entity, such as the Company, for a violation of HIPAA.

A Failure To Comply With Governmental Payer Regulations Could Result In Our Being Excluded From Participation In Medicare, Medicaid Or Other Governmental Payer Programs, Which Would Decrease Our Revenues And Adversely Affect Our Results Of Operations And Financial Condition

Tests which are reimbursed by Medicare and other Government payers (State Medicaid programs) accounted for approximately 20%, 25% and 36% of our revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The Medicare program imposes extensive and detailed requirements on diagnostic service providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when the Company submits claims for reimbursement and how we provide specialized diagnostic laboratory services. Our failure to comply with applicable Medicare, Medicaid and other governmental payer rules could result in our inability to participate in a governmental payer program, an obligation to repay funds already paid to us for services performed, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payer program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

Failure To Comply With The HIPAA Privacy, Security And Breach Notification Regulations May Increase Our Operational Costs

The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of Protected Health Information (“PHI”) by certain entities including health plans and health care providers, and set standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including, for example, the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient; a patient’s right to access, amend and receive an accounting of certain disclosures of PHI; the content of notices of privacy practices describing how PHI is used and disclosed and individuals’ rights with respect to their PHI; and implementation of administrative, technical and physical safeguards to protect privacy and security of PHI. We have implemented policies and procedures to comply with the HIPAA privacy and security laws and regulations. The privacy regulations establish a uniform federal standard but do not supersede state laws that may be more stringent. Therefore, we are required to comply with both federal privacy and security regulations and varying state privacy and security laws and regulations. The federal privacy regulations restrict our ability to use or disclose certain individually identifiable patient health information, without patient authorization, for purposes other than payment, treatment or health care operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations.

The HITECH Act and its implementing regulations also require healthcare providers like the Company to notify affected individuals, the Secretary of the U.S. Department of Health and Human Services, and in some cases, the media, when PHI has been breached as defined under and following the requirements of HIPAA. Many states have similar breach notification laws. In the event of a breach, we could incur operational and financial costs related to remediation as well as preparation and delivery of the notices, which costs could be substantial. Additionally, HIPAA, the HITECH Act, and their implementing regulations provide for significant civil fines, criminal penalties, and other sanctions for failure to comply with the privacy, security, and breach notification rules, including for wrongful or impermissible use or disclosure of PHI. Although the HIPAA statute and regulations do not expressly provide for a private right of action for damages, the Company could incur damages under state laws to private parties for the wrongful or impermissible use or disclosure of confidential health information or other private personal information. Additionally, the recent amendments to HIPAA provide that the state Attorneys General may bring an action against a covered entity, such as the Company, for a violation of HIPAA. We insure some of our risk with respect to HIPAA security breaches although there could be operational costs associated with HIPAA breaches above our insured limits.

Changes In Regulations, Payer Policies Or Contracting Arrangements With Payers Or Changes In Other Laws, Regulations Or Policies May Adversely Affect Coverage Or Reimbursement For Our Specialized Diagnostic Services, Which May Decrease Our Revenues And Adversely Affect Our Results Of Operations And Financial Condition

Governmental payers, as well as private insurers and private payers, have implemented and will continue to implement measures to control the cost, utilization and delivery of healthcare services, including clinical laboratory and pathology services. Congress and federal agencies, such as CMS, have, from time to time, implemented changes to laws and regulations governing healthcare service providers, including specialized diagnostic service providers. These changes have adversely affected and may in the future adversely affect coverage for our services. We also believe that healthcare professionals may not use our services if third-party payers do not provide adequate coverage and reimbursement for them. These changes in federal, state, local and third-party payer regulations or policies may decrease our revenues and adversely affect our results of operations and financial condition. We will continue to be a non-contracting provider until such time as we enter into contracts with third-party payers with whom we are not currently contracted. Because a portion of our revenues is from third-party payers with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may adversely affect our results of operations, our credibility with financial analysts and investors, and our stock price.

We Are Subject To Security Risks Which Could Harm Our Operations

The HITECH Act imposed additional requirements, restrictions and penalties on covered entities and their business associates to, among other things, deter breaches of security. As a result, the remedial actions required, the reporting requirements, and sanctions for a breach are more stringent. The Company’s electronic health records system is periodically modified to meet applicable security standards. Despite the implementation of various security measures by us, our infrastructure may be vulnerable to computer viruses, break-ins and similar disruptive problems caused by our clients or others, which could lead to interruption, delays or cessation in service to our clients. Further, such incidents, whether electronic or physical could also potentially jeopardize the security of confidential information, including PHI stored in our computer systems as it relates to clients, patients, and other parties connected through us, which may deter potential clients and give rise to uncertain liability to parties whose security or privacy has been infringed. A significant security breach could result in fines, loss of clients, damage to our reputation, direct damages, costs of repair and detection, costs to remedy the breach, and other expenses. We insure some of our risk with respect to security breaches but the occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations and financial condition.

Clinicians Or Patients Using Our Services May Sue Us, And Our Insurance May Not Sufficiently Cover All Claims Brought Against Us, Which Will Increase Our Expenses

The development, marketing, sale and performance of healthcare services expose us to the risk of litigation, including professional negligence. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. We may be faced with litigation claims that exceed our insurance coverage or are not covered under any of our insurance policies. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business, or hampers our ability to otherwise conduct our business.

We May Not Be Successful in Research And Development Efforts With Respect To The Health Discovery Corporation Intangible Assets Which May Lead To An Impairment Of Underlying Assets

We have ongoing research and development efforts to commercialize tests using the acquired technology from Health Discovery Corporation. We also are trying to develop a support vector machine application for interpreting Cytogenetics and Flow Cytometry test results. There is no guarantee that we will be successful in developing commercially feasible products or be able use the Cytogenetics or Flow Cytometry interpretation systems and if we are unsuccessful we will need to record an impairment of the underlying intangible assets.

A Failure To Integrate Newly Acquired Businesses And The Costs Related To Such Integration Could Have A Material Adverse Impact On Our Net Revenues And Profitability

The successful integration of any business that we may acquire entails numerous risks, including, among others:

•	Loss of key customers or employees;

•	Loss of key commercial insurance or managed care contracts;

•	Issues related to revenue recognition and/or cash collections;

•	The increased scope and complexity of the acquired operations;

•	Difficulty in consolidating redundant facilities and infrastructure and in standardizing information and other systems;

•	Failure to maintain quality of services that we and any such acquired companies have historically provided;

•	Diversion of management’s attention from our day-to-day business;

•	Incurring significant additional operating expenses; and

•	Potential impact of unknown/contingent liabilities not disclosed or identified during due diligence process

We cannot assure you that current or future acquisitions, if any, or any related integration efforts will be successful, or that our business will not be adversely affected by any future acquisitions. Even if we are able to successfully integrate the operations of companies or businesses that we may acquire in the future, we may not be able to realize the benefits that we expect to result from such integration, including projected cost savings.

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

Expedited, reliable shipping is essential to our operations. One of our marketing strategies entails highlighting the reliability of our point-to-point transport of patient samples. We rely heavily on a single provider of transport services, Federal Express (“the Carrier”), for reliable and secure point-to-point transport of patient samples to our laboratory and enhanced tracking of these patient samples. Should the Carrier encounter delivery performance issues such as loss, damage or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions by delivery services we use would adversely affect our ability to receive and process patient samples on a timely basis. If the Carrier or we were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient samples. There are only a few other providers of such nationwide transport services, and there can be no assurance that we will be able to enter into arrangements with such other providers on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our specialized diagnostic services. Even if we were to enter into an arrangement with such provider, there can be no assurance that they will provide the same level of quality in transport services currently provided to us by the Carrier. If the new provider does not provide the required quality and reliable transport services, it could adversely affect our business, reputation, results of operations and financial condition.

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

The Price Of Our Common stock May Fluctuate Significantly

The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, the per share price of our common stock traded on the NASDAQ Capital Market ranged from $2.05 to $6.10 for the period from January 1, 2013 to December 31, 2014. The price of our common stock could fluctuate significantly for many reasons, including the following:

•	future announcements concerning us or our competitors;

•	regulatory developments and enforcement actions bearing on advertising, marketing or sales;

•	reports and recommendations of analysts and whether or not we meet the milestones and metrics set forth in such reports;

•	gaining or losing large customers or managed care plans;

•	introduction of new products or services;

•	acquisition or loss of significant manufacturers, distributors or suppliers or an inability to obtain sufficient quantities of materials needed to provide our services;

•	quarterly variations in operating results;

•	business acquisitions or divestitures;

•	changes in governmental or third-party reimbursement practices and rates; and

•	fluctuations in the economy, world political events or general market conditions.

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

We operate a regional network of laboratories. All our laboratory facilities are leased and we believe that they are sufficient to meet our needs at existing volume levels and that, if needed, additional space will be available at a reasonable cost. The following table summarizes our laboratory facilities by location:

Location	Purpose	Square footage
Fort Myers, Florida	Corporate headquarters and laboratory	49,014
Irvine, California	Laboratory	26,105
West Sacramento, California	Laboratory	13,219
Tampa, Florida	Laboratory	5,875
Nashville, Tennessee	Laboratory	5,400
Fresno, California	Laboratory	2,541
Plantation, Florida	Courier office	500

Our rapid growth may require securing additional space in 2015.

ITEM 3.	LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business. No material proceedings were terminated in the fourth quarter of 2014.

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

QUARTER	HIGH SALES PRICE	LOW SALES PRICE
4th Quarter 2014	$5.81	$3.96
3rd Quarter 2014	$6.10	$3.34
2nd Quarter 2014	$3.80	$2.95
1st Quarter 2014	$4.69	$3.17

4th Quarter 2013	$4.15	$2.70
3rd Quarter 2013	$4.05	$2.05
2nd Quarter 2013	$4.20	$3.45
1st Quarter 2013	$4.02	$2.40

The above table is based on a report provided by the NASDAQ Capital Markets and the OTC Markets Group, Inc. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions. All historical data was obtained from the www.nasdaq.com web site.

Holders of Common Stock

As of February 2, 2015, there were 554 stockholders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance operations and future growth and therefore we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans (a)

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:

Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”)	4,012,096	$2.04	388,440	(e)

Employee Stock Purchase Plan (“ESPP”)	—	N/A	413,795
Equity compensation plans not approved by security holders (b), (c), (d)	1,450,000	$1.61	—

Total	5,462,096	$1.93	802,235

(a)	As of December 31, 2014.
(b)	Includes outstanding options to purchase 800,000 shares of common stock at an exercise price of $1.71 per share granted to Douglas M. VanOort on February 14, 2012. These options vest based on the passage of time. In the event of a change of control of the Company with a share price in excess of $4.00 per share, all unvested options will vest immediately. Unless sooner terminated pursuant to the terms of the stock option agreement, the options will terminate on February 14, 2017.
(c)	Includes outstanding warrants to purchase 450,000 shares of common stock at an exercise price of $1.50 per share granted to Steven C. Jones on May 3, 2010. These warrants vest based on the passage of time and based on the achievement of certain milestones. In the event of a change of control of the Company all unvested warrants will vest immediately. Unless sooner terminated pursuant to the terms of the warrant agreement, the warrants will terminate on May 3, 2017.
(d)	Includes outstanding warrants to purchase 200,000 shares of common stock at an exercise price of $1.43 per share granted to Maher Albitar on January 9, 2012. These warrants vest based on the achievement of certain milestones. In the event of a change of control of the Company with a share price in excess of $4.00 per share, all unvested warrants will vest immediately. Unless sooner terminated pursuant to the terms of the warrant agreement, the warrants will terminate on January 9, 2017.
(e)	The Company’s Equity Incentive Plan was amended and restated on April 16, 2013, and subsequently approved by shareholders holding a majority of the shares outstanding, to allow for the issuance of an aggregate of up to 7,000,000 shares under the plan.

Currently, the Company’s Equity Incentive Plan, as amended and restated on October 31, 2006 and again amended and restated on April 16, 2013 and the Company’s ESPP as Amended and Restated, dated April 16, 2013 are the only equity compensation plans in effect.

Recent Sales of Unregistered Securities

No sales of unregistered securities were made during the quarter ended December 31, 2014.

Comparison of Cumulative Five Year Total Return

We have presented below the cumulative total return to our stockholders of $100 during the period from December 31, 2009, through December 31, 2014 in comparison to the cumulative return on the S&P 500 Index and a customized peer group of 7 publically traded companies during that same period. The peer group is made up of Enzo Biochem, Inc., Genomic Health, Inc., Laboratory Corporation of America Holdings, Myriad Genetics, Inc., Quest Diagnostics, Inc., Bio-Reference Laboratories, Inc. and Response Genetics, Inc. Several of NeoGenomics closest competitors are part of large pharmaceutical or other multi-national firms, or are privately held and as such we are unable to get financial information for them.

The results assume that $100 (with reinvestment of all dividends) was invested in our common stock, the index and in the peer group and its relative performance tracked through December 31, 2014. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock. The performance graph set forth above shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent that we specifically incorporate such information by reference therein.

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

The historical consolidated financial data for the years ended December 31, 2014, 2013, and 2012 (Operating and Other Cash Data) has been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The historical consolidated financial data for the years ended December 31, 2010 and 2011 and as of December 31, 2012 (Balance Sheet Data) has been derived from our audited consolidated financial statements, which are not included in this Annual Report.

We believe that the comparability of our financial results between the periods presented in the table below is significantly impacted by factors which are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.

	Fiscal Years Ended December 31,
	2014	2013	2012	2011	2010
	[In thousands except per share data]
Operating Data:
Net revenues	$87,069	$66,467	$59,867	$43,484	$34,371
Cost of revenue	46,355	34,730	33,031	24,056	18,588

Gross profit	40,714	31,737	26,836	19,428	15,783
Operating expenses	38,496	28,563	25,625	19,837	18,746

Income from operations	2,218	3,174	1,211	(409)	(2,963)
Interest and other income(expense)	(929)	(989)	(1,146)	(768)	(340)
Provision for income taxes	157	152	—	—	—

Net income (loss)	$1,132	$2,033	$65	$(1,177)	$(3,303)

Net income (loss) per share – Basic	$0.02	$0.04	$0.00	$(0.03)	$(0.09)

Net income (loss) per share – Diluted	$0.02	$0.04	$0.00	$(0.03)	$(0.09)

Other Cash Data:
Net Cash – Operating activities	$9,450	$2,227	$(492)	$69	$(2,052)
Net Cash – Investing activities	$(9,602)	$(2,011)	$(3,652)	$(897)	$(916)
Net Cash – Financing activities	$29,007	$2,750	$3,384	$2,359	$2,434

	As of December 31,
	2014	2013	2012	2011	2010
	[In thousands]
Balance Sheet Data:
Current Assets	$58,742	$27,491	$18,581	$13,178	$8,738
Property and Equipment	15,082	9,694	8,607	6,642	4,839
Intangible Assets	4,212	2,577	2,800	—	—
Goodwill	2,929	—	—	—	—
Other Assets	141	154	83	129	74

Total Assets	$81,106	$39,916	$30,071	$19,949	$13,651

Current Liabilities	$14,623	$14,323	$17,758	$11,444	$9,168
Long-Term Liabilities	6,078	3,882	3,097	2,608	1,348

Total Liabilities	20,701	18,205	20,855	14,052	10,516
Stockholders’ Equity	60,405	21,711	9,216	5,897	3,135

Total Liabilities and Stockholders’ Equity	$81,106	$39,916	$30,071	$19,949	$13,651

Working Capital (Deficit)	$44,119	$13,168	$823	$1,734	$(430)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended				Total 2014
	03/31/14	06/30/14	09/30/14	12/31/14
Net Revenues	$18,182	$20,670	$23,217	$25,000	$87,069
Gross Profit	$8,709	$10,239	$10,294	$11,472	$40,714
Net Income (Loss)	$102	$274	$(291)	$1,047	$1,132
Net Income (Loss) Per Common Share:

Basic	$0.00	$0.01	$(0.01)	$0.02	$0.02
Diluted	$0.00	$0.01	$(0.01)	$0.02	$0.02

Weighted Average Common Shares Outstanding – Basic	49,277	49,890	54,444	60,043	53,483

Weighted Average Common Shares Outstanding – Diluted	53,469	53,733	54,444	62,732	56,016

	Three Months Ended				Total 2013
	03/31/13	06/30/13	09/30/13	12/31/13
Net Revenues	$15,657	$15,603	$16,884	$18,323	$66,467
Gross Profit	$7,246	$7,157	$8,171	$9,163	$31,737
Net Income	$3	$273	$900	$857	$2,033
Net Income Per Common Share:

Basic	$0.00	$0.01	$0.02	$0.02	$0.04
Diluted	$0.00	$0.01	$0.02	$0.02	$0.04

Weighted Average Common Shares Outstanding – Basic	46,264	48,793	48,933	49,021	48,263

Weighted Average Common Shares Outstanding – Diluted	50,923	53,744	53,173	53,638	52,775

	Three Months Ended				Total 2012
	03/31/12	06/30/12	09/30/12	12/31/12
Net Revenues	$15,160	$15,611	$14,202	$14,894	$59,867
Gross Profit	$7,144	$7,367	$5,892	$6,433	$26,836
Net Income (Loss)	$603	$551	$(975)	$(114)	$65
Net Income (Loss) Per Common Share:

Basic	$0.01	$0.01	$(0.02)	$(0.00)	$0.00
Diluted	$0.01	$0.01	$(0.02)	$(0.00)	$0.00

Weighted Average Common Shares Outstanding – Basic	44,697	44,954	45,175	45,273	45,027

Weighted Average Common Shares Outstanding – Diluted	47,424	47,650	45,175	45,273	48,715

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

Overview

We operate a network of cancer-focused genetic testing laboratories whose mission is to improve patient care through exceptional genetic and molecular testing services. Our vision is to become America’s premier cancer genetic testing laboratory by delivering uncompromising quality, exceptional service and innovative products and services. The Company has laboratory locations in Ft. Myers and Tampa, Florida; Fresno, Irvine, and West Sacramento, California; and Nashville, Tennessee, and currently offers the following types of testing services:

a)	Cytogenetics - the study of normal and abnormal chromosomes and their relationship to disease. It involves looking at the chromosome structure to identify changes from patterns seen in normal chromosomes. Cytogenetic studies are often utilized to answer diagnostic, prognostic and predictive questions in the treatment of hematological malignancies.

b)	Fluorescence In-Situ Hybridization (“FISH”) - a branch of cancer genetics that focuses on detecting and locating the presence or absence of specific DNA sequences and genes on chromosomes. FISH helps bridge abnormality detection between the chromosomal and DNA sequence levels. The technique uses fluorescent probes that bind to only those parts of the chromosome with which they show a high degree of sequence similarity. Fluorescence microscopy is used to visualize the fluorescent probes bound to the chromosomes. FISH can be used to help identify a number of gene alternations, such as amplification, deletions, and translocations.

c)	Flow cytometry - a rapid way to measure the characteristics of cell populations. Cells from peripheral blood, bone marrow aspirate, lymph nodes, and other areas are labeled with selective fluorescent antibodies and analyzed as they flow in a fluid stream through a beam of light. The properties measured in these antibodies include the relative size, relative granularity or internal complexity, and relative fluorescence intensity. These fluorescent antibodies bind to specific cell surface antigens and are used to identify malignant cell populations. Flow cytometry is typically performed in diagnosing a wide variety of leukemia and lymphoma neoplasms. Flow cytometry is also used to monitor patients through therapy to determine whether the disease burden is increasing or decreasing, otherwise known as minimal residual disease monitoring.

d)	Immunohistochemistry (“IHC”) - refers to the process of localizing proteins in cells of a tissue section and relies on the principle of antibodies binding specifically to antigens in biological tissues. IHC is widely used in the diagnosis of abnormal cells such as those found in cancerous tumors. Specific surface cytoplasmic or nuclear markers are characteristic of cellular events such as proliferation or cell death (apoptosis). IHC is also widely used to understand the distribution and localization of differentially expressed proteins.

e)	Molecular testing - a rapidly growing cancer diagnostic tool focusing on the analysis of DNA and RNA, as well as the structure and function of genes at the molecular level. Molecular testing employs multiple technologies including DNA fragment length analysis, real-time polymerase chain reaction (“RT-PCR”) RNA analysis, bi-directional Sanger sequencing analysis, and Next-Generation sequencing (“NGS”).

f)	Pathology consultation services are when our pathologists review surgical samples on a consultative basis for our clients. NeoGenomics is one of a few laboratories in the country with an electron microscopy lab which enables us to analyze complex renal cases.

The cancer testing services we offer to community-based pathologists are designed to be a natural extension of, and complementary to, the services that they perform within their own practices. We believe our relationship as a non-competitive partner to community-based pathology practices and hospital pathology labs empowers them to expand their breadth of testing and provide a menu of services that matches or exceeds the level of service found in academic centers of excellence around the country. Community-based pathology practices and hospital pathology labs may order certain testing services on a technical component only (“TC” or “tech-only”) basis, which allows them to participate in the diagnostic process by performing the professional component (“PC”) interpretation services without having to hire laboratory technologists or purchase the sophisticated equipment needed to perform the technical component of the tests. We also support our pathology clients with interpretation and consultative services on difficult or complex cases and provide overflow interpretation services when requested by clients.

In areas where we do not provide services to community-based pathology practices and/or hospital pathology labs, we may directly serve oncology, dermatology, urology and other clinician practices that prefer to have a direct relationship with a laboratory for cancer-related genetic and molecular testing services. We typically service these types of clients with a “global” service offering where we perform both the technical and professional components of the tests ordered. However, in certain instances larger clinician practices have begun to internalize pathology interpretation services, and our “tech-only” service offering allows these larger clinician practices to also participate in the diagnostic process by performing the PC interpretation services on TC testing performed by NeoGenomics.

Operating Segment

We have one reportable operating segment that delivers testing services to hospitals, pathologists, oncologists, other clinicians and researchers. Also, at December 31, 2014, all of our services were provided within the United States and all of our assets were located in the United States.

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

NeoGenomics operates primarily in the Genetic and Molecular testing market. We also act as a reference laboratory supplying anatomic pathology testing. NeoGenomics typically does not compete in the Clinical pathology testing market.

The field of cancer genetics is evolving rapidly and new tests are being developed at an accelerated pace. Based on medical and scientific discoveries over the last decade, cancer testing falls into one of three categories: diagnostic testing, prognostic testing and predictive testing. Of the three, the fastest growing area is predictive testing, which is utilized by clinicians to predict a patient’s response to the various treatment options in order to deliver “personalized or precision medicine” that is optimized to that patient’s particular circumstances. Personalized or precision medicine allows clinicians to know if a patient will or will not respond to certain medications like Herceptin. This saves the healthcare system money by ensuring that expensive cancer drugs are only given to those who will benefit from them. This type of testing improves patient care and potentially saves lives by identifying optimized therapies much more rapidly than what was possible in previous years.

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

We believe several key factors are influencing the rapid growth in the market for cancer testing: (i) every year more and more genes and genomic pathways are implicated in the development and/or clinical course of cancer; (ii) cancer is primarily a disease of the elderly - one in four senior citizens is likely to develop some form of cancer during the rest of their lifetime once they turn sixty, and now that the baby boomer generation has started to reach this age range, the incidence rates of cancer are rising; (iii) increasingly, new drugs are being targeted to certain cancer subtypes and pathways which require companion diagnostic testing; (iv) patient and payer awareness of the value of genetic and molecular testing; (v) decreases in the cost of performing genetic and molecular testing; (vi) increased coverage from third party payers and Medicare for such testing; and (vii) the health insurance coverage to uninsured Americans under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010. These factors have driven explosive growth in the market for this type of testing. We estimate a $10-12 billion total market opportunity for cancer testing in the United States, about $5-7 billion of which is derived from genetic and molecular testing with the remaining portion derived from more traditional anatomic pathology testing services that are complementary to and often ordered with the genetic and molecular testing services we offer.

2015 Focus Areas: Grow, Innovate, Diversify and Get Lean

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

Our growth over the past several years has been due to several factors. Our highly trained sales team has been successful in competing against other larger national laboratories with one of the broadest test menus in our industry. Our sales team consists of many industry veterans who can talk to pathologists and oncologists about our complex testing and developments in the field of cancer testing. Our tech-only testing option allows local pathologists to compete against the large national laboratories and helps our clients view us as more of a partner who is working with them, rather than against them by taking away work. Our Sales representatives often become trusted advisors to our clients who rely on them, and NeoGenomics, to keep up with the latest developments in the rapidly changing field of molecular genetics. We have also been successful in expanding to new geographies where we did not previously have sales representation and this has helped us bring our service offerings to new clients.

Our growth has also been aided by strong client retention. We believe our low client attrition is due to our strong service levels and culture of customer focus. We work to have engaged employees who want to achieve the highest customer satisfaction possible. Our TC-PC model results in clients viewing us as more of a partner than a vendor and this also helps in our retention of clients. By retaining our existing customer base and bringing in a steady stream of new customers we have been able to organically grow our business by over 200%, over the past four years.

We are keenly focused on innovation, and believe this has been a key factor in our growth. Over the past three years, we have developed over 90 new molecular oncology tests, and believe we now have one of the most comprehensive oncology test menus of any laboratory in the world. By launching new tests at a steady rate, our Sales representatives are able to share cutting edge developments in molecular genetics with customers and prospective customers. We believe Clients are increasingly relying on us because we are an emerging leader in the molecular oncology field. We have had several academic centers begin to refer specimens for testing. These high profile reference customers often result in other accounts referring testing as well. New customers who begin using us because of our many new innovative test offerings often begin to refer large portions of their other testing, which has helped to sustain our growth.

We will also look to grow our business through mergers or acquisitions if the right opportunities become available. We are focused on strategic opportunities that would be complementary to our menu of services and would be accretive to our earnings and cash flow in the short to medium timeframe. On July 8, 2014 we acquired Path Labs, LLC, doing business as, Path Logic a leading provider of specialized anatomic pathology services to hospitals and physicians primarily in Northern California. Path Logic provides high-quality Anatomic Pathology services with significant expertise in the sub-specialties of renal pathology, dermatopathology, women’s health and gastrointestinal and genitourinary pathology. For 2013, Path Logic reported revenue of approximately $10 million and employed approximately 65 people. We recognized revenue of approximately $4.9 million for the period of ownership from July 8, 2014 through December 31, 2014 from this acquisition. We estimate that an additional $2.0 to 3.0 million of annual revenue opportunities can be realized in the coming years as our existing customers and Path Logic’s customers begin to utilize each other’s testing menus and capabilities.

We completed an equity offering of $34.3 million in August of 2014 to provide cash for future acquisition opportunities when they become available.

Innovate

We are committed to being an innovative leader in oncology testing. Our goal is to develop new assays to help physician clients better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. During the year ended December 31, 2014, we introduced an additional 48 new molecular and FISH based tests and cancer profiles. We also converted another 23 tests to Next Generation Sequencing (“NGS”). We also launched our multimodality solid tumor “Discovery Profile” which analyzes 315 genes for mutation using NGS and includes 9 FISH tests to analyze translocations, amplifications and deletions that might be missed by NGS. This Discovery Profile is designed to meet the needs of investigators and clinicians who are interested in testing large numbers of genes and numerous translocations and gene amplifications. It also meets the needs of pharmaceutical companies engaged in clinical trials. This multimodality testing is unique in the industry and provides the gold standard FISH testing for detecting therapy-related abnormalities, such as ALK translocations, and HER2 and MET amplifications, each of which is required to be confirmed by FISH prior to initiating expensive therapy.

We also recently launched two first-in-kind tests. The first predicts acquired resistance and susceptibility to Bruton Tyrosin Kinase (“BTK”) inhibitors. The second is a lymphoma profiling test to predict susceptibility to BTK inhibitors for treatment of lymphoma and Chronic Lymphocytic Leukemia. BTK inhibitors are a new non-cytotoxic targeted therapy and a number of Phase III studies are ongoing. In fact, these tests are a good example of the compelling value proposition of genetic testing. New targeted therapies can be very effective and quite expensive, and these tests help physicians choose the right therapy for the individual patient. They substantially improve cancer care and help avoid therapies that will not be effective. Our clients have been very receptive to our new molecular offerings and we believe that we have the most comprehensive clinical molecular test menu of any laboratory in the United States. We are also seeing increasing interest in our molecular menu from several pharmaceutical firms. We also introduced a number of NeoTYPETM profiles that combine multiple molecular tests into multi-gene tests targeting specific types of cancer to help pathologists and oncologists determine cancer subtypes on difficult cases. We use next generation sequencing and bi-directional sanger sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitors because we are able to detect mutations that other methods would not detect.

We are also working to develop a proprietary NeoLABTM (Liquid Alternative to Biopsy) Prostate cancer test that is performed on blood plasma and urine rather than on prostate tissue biopsies. There are two goals for this test, a) to diagnose the presence of cancer in patients with BPH (Benign prostatic hyperplasia) and b) to distinguish high-grade from low-grade cancer in patients with prostate cancer. We completed a preliminary patient study in June 2013, and the results were published in March 2014 in the Genetic Testing and Molecular Biomarkers journal. In addition, in February 2014, we completed a follow up study with additional patient samples which confirmed the published preliminary data from the first trial. The results of this second study were presented at the Association of Clinical Oncologists (“ASCO”) meeting in 2014. We are currently conducting a pivotal validation study that is targeting 800-1,000 patients to further validate the efficacy of our NeoLABTM Prostate Test. The NeoLABTM test is available as a Laboratory Developed Test (“LDT”) to patients who want to participate in the ongoing validation on the condition that their treating physician must provide clinical utilization and follow-up data to us as part of the testing process. While further validation work needs to be completed, we continue to be encouraged about the potential for this new test. We are planning an unrestricted commercial launch of the NeoLABTM prostate test in the second half of 2015.

In addition, over the last year we believe we have vastly improved our immunohistochemistry offering, developed a new digital imaging platform and launched several new FISH tests. We expect these new tests to drive growth in the future. We also expect to continue to make investments in R&D that will allow us to commercialize a number of new and innovative genetic tests as scientific and medical technological advances are made.

Diversify

Our third focus area in 2015 is to further diversify our business. In November 2013, we announced an exclusive five-year alliance with Covance Central Laboratories (“Covance”) to provide comprehensive anatomic pathology, histology and specialty laboratory testing services for clinical trials. Covance is the largest contract research organization servicing the needs of the pharmaceutical industry. Through this alliance, Covance’s clients will gain access to fully integrated anatomic pathology and histology (“APH”) services, including immunohistochemistry (“IHC”), fluorescence in-situ hybridization (“FISH”) and molecular testing. As part of this five year agreement, Covance has agreed to utilize NeoGenomics as its exclusive provider of a) technical component FISH testing services for specimens processed in the U.S. and b) professional interpretations for global APH tests, subject to certain limited exceptions. We believe Covance specifically selected NeoGenomics as their long-term partner to provide seamless global testing services supporting oncology and companion diagnostics strategies for biopharmaceutical firms around the world. In addition to accessing the clinical trials market through our relationship with Covance, we also directly serve pharmaceutical companies. We believe our broad Molecular testing menu has led several pharmaceutical firms to contact us directly about projects. We currently have ongoing clinical trials with numerous international pharmaceutical firms and we expect clinical trials testing to be a major component of our diversification strategy in coming years.

Get Lean

We are also focused on becoming more efficient and reducing our cost per test. Our best practice teams work with our information technology teams to make improvements in efficiencies to our lab processes. We are using information systems and technology to move NeoGenomics further along the path of being a “fully digital lab”, that uses on-line ordering, bar coding, specimen tracking, and other tools to create a streamlined, seamless, and efficient lab. In 2014, we completed a major facility upgrade to our Fort Myers, Florida lab location, which has allowed us to increase our efficiencies and reduce our cost per test. These Lean initiatives are having a dramatic impact on our cost structure and have allowed us to absorb reductions in average revenue per test with minimal impact to gross margin. During the years ended December 31, 2014 and 2013, we reduced our average cost of goods sold per test in our “Base Business” (excluding Path Logic) by 4.7% and 12.2%, respectively, versus the comparable periods in 2013 and 2012.

Competitive Strengths

Turnaround Times

We strive to provide industry leading turnaround times for test results to our clients nationwide. By providing information to our clients in a rapid manner, physicians can begin treating their patients as soon as possible. We believe our average 4-5 day turnaround time for our cytogenetics testing services, our average 3-4 day turnaround time for FISH testing services, our 5-7 day turnaround time for molecular testing and our average 1 day turnaround time for flow cytometry and pathology testing services are industry-leading benchmarks for national laboratories. Our consistent timeliness of results is a competitive strength and a driver of additional testing requests by our referring physicians. Rapid turnaround times allow for the performance of other adjunctive tests within an acceptable diagnosis window in order to augment or confirm results and more fully inform treatment options. We believe that our fast turnaround times are a key differentiator versus other national laboratories, and our clients often cite them as a key factor in their relationship with us.

Medical Team

Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology. Our medical team is led by our Chief Medical Officer, Dr. Maher Albitar, a renowned hematopathologist with extensive experience in molecular and genetic testing. Prior to joining NeoGenomics, Dr. Albitar was Medical Director for Hematopathology and Oncology at the Quest Nichols Institute and Chief R&D Director for Hematopathology and Oncology for Quest Diagnostics. He also served as Section Chief for Leukemia at the University of Texas M. D. Anderson Cancer Center and Medical Director of the MD Anderson Molecular laboratory, one of the first labs of its kind in the United States. In addition to Dr. Albitar, we employ 15 other full-time M.D.s and Ph.Ds in addition to part-time consultants for specific specialties.

Extensive Tech-Only Service Offerings

We launched the first tech-only FISH testing services in the United States in 2006, and we currently have the most extensive menu of tech-only FISH services in the country. We also offer tech-only flow cytometry and immunohistochemistry testing services. These types of testing services allow the professional interpretation component of a test to be billed separately by our physician clients. Our FISH, Flow Cytometry and other tech-only service offerings allow properly trained and credentialed community-based pathologists to extend their own practices by performing professional interpretations services, which allows them to better service the needs of their local clientele without the need to invest in the lab equipment and personnel required to perform the technical component of genetic and molecular testing.

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

Global Service Offerings

We also offer a full set of global services to meet the needs of those clients who are not credentialed and trained in interpreting genetic tests and who are looking for specialists to interpret the testing results for them. In our global service offerings, our lab performs the technical component of the tests and our M.D.s and Ph.Ds. provide the interpretation services. Our professional staff is also available for post-test consultative services. These clients rely on the expertise of our medical team to give them the answers they need in a timely manner to help inform their diagnoses and treatment decisions. Many of our tech-only clients also rely on our medical team for difficult or challenging cases by ordering our global testing services on a case-by-case basis or our medical team can serve as a backup to support our clients who need help to satisfy the continued and demanding requirements of their practice. Our reporting capabilities allow for all relevant case data from our global services to be captured in one summary report. When providing global services, NeoGenomics performs both the technical and professional component of the test, which results in a higher reimbursement level.

Client Education Programs

We believe we have one of the most extensive client education programs in the genetic and molecular testing industry. We train pathologists how to use and interpret genetic testing services so that they can better interpret technical data and render their diagnosis, which allows them to participate in our TC-PC program. Our educational programs include an extensive library of on-demand training modules, online courses, and custom tailored on-site training programs that are designed to prepare clients to utilize our tech-only services. We offer training and information on new cancer tests and the latest developments in the field of molecular genetic testing. Each year, we also regularly sponsor seminars and webinars on emerging topics of interest in our field. Our medical staff is involved in many aspects of our training programs.

Superior Testing Technologies And Instrumentation

We use some of the most advanced testing technologies and instrumentation in the laboratory industry. The use of next generation sequencing in our molecular testing allows us to detect multiple mutations which can be missed with single point mutation analysis. Many laboratories rely on more limited molecular tests which only detect single elements on a gene. Our automated FISH and Cytogenetics tools allow us to deliver the highest quality testing to our clients and our Flow Cytometry laboratory is one of only a few in the country using 10-color Flow Cytometry analysis technology on a technical-only basis. We are one of only a few laboratories with an electron microscopy (EM) department for diagnosis in complex renal case analysis.

Laboratory Information System (LIS)

We believe we have a state-of-the-art Laboratory Information System (“LIS”) that interconnects our locations and provides flexible reporting solutions to clients. This system allows us to standardize testing and deliver uniform test results and images throughout our network, regardless of the location that any specific portion of a test is performed within our network. This allows us to move specimens and image analysis work between locations to better balance our workload. Our LIS also allows us to offer highly specialized and customizable reporting solutions to our tech-only clients. For instance, our tech-only FISH and Flow Cytometry applications allow our community-based pathologist clients to tailor individual reports to their specifications and incorporate only the images they select and then issue and sign-out such reports using our system. Our customized reporting solution also allows our clients to incorporate test results performed on ancillary tests not performed at NeoGenomics into summary report templates. This FlexREPORTtm feature has been well-received by clients.

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales representatives (“Territory Business Managers”) are organized into three regions (Northeast, Central and West). These sales representatives all utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated all of the important customer care functionality within our LIS into the CRM so that our Territory Business Managers can stay informed of emerging issues and opportunities within their regions. Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM. Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up.

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

Scientific Pipeline

In the past few years our field has experienced a rapid increase in tests that are tied to specific “genomic pathways”. These predictive tests are typically individualized for a small sub-set of patients with a specific subtype of cancer. The therapeutic target in the genomic pathway is typically a small molecule found at the level of the cell surface, within the cytoplasm and/or within the nucleus. These genomic pathways, known as the “Hallmarks of Cancer”, contain a target-rich environment for small-molecule “anti-therapies”. These anti-therapies target specific mutations in the major cancer pathways such as the Proliferation Pathway, the Apoptotic Pathway, the Angiogenic Pathway, the Metastasis Pathway, and the Signaling Pathways and Anti-Signaling Pathways.

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

Our critical accounting policies are those where we have made difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

•	Revenue Recognition

•	Accounts Receivable

•	Intangible Assets

•	Stock Based Compensation

•	Deferred taxes

•	Goodwill

Revenue Recognition

The Company recognizes revenues when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent and revenues are recognized once the diagnostic services have been performed, and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. The Company reports revenues from contracted payers, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. The Company reports revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount estimated to be collected from non-contracted payers is recorded as an contractual allowance to arrive at the reported net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate. The Company records revenues from patient pay tests net of a large discount and as a result recognizes minimal revenue on those tests. The Company regularly reviews its historical collection experience for non-contracted payers and adjusts its expected revenues for current and subsequent periods accordingly. The following table reflects our estimate of the breakdown of net revenue by type of payer for the fiscal years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Medicare and other government	20%	25%	36%
Commercial Insurance	27%	25%	29%
Client Direct Billing	50%	43%	33%
Patient and year-end accrual	3%	7%	2%

Total	100%	100%	100%

Our proportion of client direct billing has increased due to the expiration of the “TC-Grandfather clause” in 2012, which shifted the billing for the technical component of certain anatomic pathology services away from Medicare and directly to Hospitals.

Trade Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivable are comprised of amounts due from sales of the Company’s specialized diagnostic services and are recorded at the invoiced amount, net of discounts and contractual allowances. The allowance for doubtful accounts is estimated based on the aging of accounts receivable with each payer category and the historical data on bad debts in these aging categories. In addition, the allowance is adjusted periodically for other relevant factors, including regularly assessing the state of our billing operations in order to identify issues which may impact the collectability of receivables or allowance estimates. Revisions to the allowance are recorded as an adjustment to bad debt expense within general and administrative expenses. After appropriate collection efforts have been exhausted, specific receivables deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the allowance.

The following tables present the dollars and percentage of the Company’s gross accounts receivable from customers outstanding by aging category at December 31, 2014 and 2013:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

December 31, 2014

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$3,704,604	15%	$3,211,330	13%	$1,639,036	7%	$1,017,923	4%	$2,347,571	9%	$11,920,464	48%
Commercial Insurance	825,805	4%	719,305	3%	766,941	3%	748,200	3%	3,762,822	15%	6,823,073	28%
Medicaid	14,974	—%	4,262	—%	10,839	—%	22,942	—%	340,195	2%	393,212	2%
Medicare	720,502	3%	927,093	4%	727,280	3%	327,007	1%	1,262,910	5%	3,964,792	16%
Private Pay	27,131	—%	24,279	—%	29,022	—%	20,111	—%	158,634	1%	259,177	1%
Unbilled Revenue	1,294,321	5%	—	—%	—	—%	—	—%	—	—%	1,294,321	5%

Total	$6,587,337	27%	$4,886,269	20%	$3,173,118	13%	$2,136,183	8%	$7,872,132	32%	$24,655,039	100%

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP December 31, 2013

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$2,716,164	11%	$1,728,152	7%	$1,232,594	6%	$581,713	3%	$905,057	4%	$7,163,680	31%
Commercial Insurance	341,364	2%	985,446	4%	740,250	3%	557,269	2%	3,883,242	17%	6,507,571	28%
Medicaid	21,509	0%	75,820	0%	76,713	0%	87,291	0%	285,383	2%	546,716	2%
Medicare	349,224	2%	1,016,452	5%	1,169,982	5%	636,039	3%	3,057,915	13%	6,229,612	28%
Private Pay	8,562	0%	—	—%	11,459	0%	1,661	0%	88,416	0%	110,098	0%
Unbilled Revenue	2,634,940	11%	—	—%	—	—%	—	—%	—	—%	2,634,940	11%

Total	$6,071,763	26%	$3,805,870	16%	$3,230,998	14%	$1,863,973	8%	$8,220,013	36%	$23,192,617	100%

The following table represents our allowance balances at each balance sheet date presented and that allowance as a percentage of gross accounts receivable:

	December 31,
	2014	2013	Change
Allowance for doubtful accounts	$4,180,000	$4,540,000	$(360,000)
As a % of total accounts receivable	17.0%	19.6%

For the year ended December 31, 2014 our allowance for doubtful accounts decreased $0.4 million as compared to the year ended December 31, 2013. The decrease is attributed to the fact that we had strong cash collections during 2014 and a significant reduction in days-sales-outstanding. This resulted in less doubtful accounts than in the past based on the aging of our accounts receivable. We saw a drop in our percentage of receivables over 120 days from 36% at December 31, 2013 to 32% at December 31, 2014. As a percentage of total accounts receivable, the allowance for doubtful accounts decreased to 17.0% at December 31, 2014 from 19.6% at December 31, 2013.

Intangible Assets

As a result of the acquisition of Path Logic in July 2014, we recorded $1.93 million of customer relationships as an intangible asset and we are amortizing this intangible asset over a thirteen year period.

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

The intangible assets from HDC were valued at cost of the assets as we acquired the assets in an arms-length transaction. We present intangible assets net of accumulated amortization in our financial statements. We have three classes of intangible assets related to the HDC agreement and each class of intangible assets is amortized over its estimated service period from service date through the weighted average patent expiration date of each class of patents or the period of economic benefit. We continually review the estimated pattern in which the economic benefits will be consumed and adjust the amortization period and our pattern to match our estimate.

These intangible assets had amortization expense of $295,000, $223,000 and $182,000 during the years ended December 31, 2014, 2013 and 2012, respectively and a net book value of approximately $4.2 million and $2.6 million as of December 31, 2014 and December 31, 2013, respectively. The amortization expense for the Health Discovery licenses is currently included as a research and development expense and the Path Logic customer list is included in general and administrative expense in the consolidated statement of operations. We will continue to record the amortization of customer relationships as a general and administrative expense. We will continue to record the amortization of the Support Vector Machine (SVM) technology, the Laboratory developed tests (LDT) technology and the Flow Cytometry and Cytogenetics technology intangibles as a research and development expense until such time that we have products, services or cost savings directly attributable to these intangible assets that would require that it to be recorded in cost of goods sold.

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. At December 31, 2014, we believe the carrying value of our long-lived assets is recoverable.

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

See Note B – Summary of Significant Accounting Policies - Stock-Based Compensation and Note H – Stock Options, Stock Purchase Plan and Warrants in the Notes to Consolidated Financial Statements for more information regarding the assumptions used in our valuation of stock-based compensation.

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

The Company recorded a valuation allowance to reduce our deferred tax asset to an amount that we expected to be realized. The Company considers all positive and negative evidence to determine the adequacy of the recorded valuation allowance. The factors included in the analysis are historical and projected future taxable income including expectations of pending contracts and evolving business practices of our industry. If we determine that it is more likely than not that we will be able to use a deferred tax asset in the future in excess of its carrying value, an adjustment to the deferred tax asset valuation allowance would be made to reduce income tax expense. Although we posted pre-tax income in 2013 and 2014, due to the unsettled circumstances around reimbursement reductions in 2015, which includes further Medicare rate reductions and the fact that we believe that most commercial insurance companies will follow Medicare’s reimbursement framework and will reduce reimbursement for the effected Medicare CPT codes, we believe that our profitability for 2015 is not reasonably assured and thus we continued to record the full valuation allowance against our net deferred tax assets at December 31, 2014.

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses.

Results of Operations for the year ended December 31, 2014 as compared with the year ended December 31, 2013

The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the years ended December 31.
	2014	2013
NET REVENUE	100.0%	100.0%
COST OF REVENUE	53.2%	52.2%

GROSS PROFIT	46.8%	47.8%

OPERATING EXPENSES:
General and administrative	27.3%	26.2%
Research and development	3.1%	3.7%
Sales and marketing	13.8%	13.1%

TOTAL OPERATING EXPENSES	44.2%	43.0%

INCOME FROM OPERATIONS	2.6%	4.8%

INTEREST AND OTHER EXPENSE – NET	(1.1)%	(1.5)%

NET INCOME BEFORE INCOME TAXES	1.5%	3.3%

INCOME TAXES	0.2%	0.2%

NET INCOME	1.3%	3.1%

Revenue

Our revenue, requisition and test metrics for NeoGenomics, Inc. excluding Path Logic (“Base Business”) for the years ended December 31, 2014 and 2013 are as follows:

	FY 2014	FY 2013	% Change
Client Requisitions Received (Cases)	113,087	88,431	27.9%
Number of Tests Performed	177,279	137,317	29.1%
Average Number of Tests/Requisition	1.57	1.55	1.0%

Total Testing Revenue	$82,194,000	$66,467,000	23.7%
Average Revenue/Requisition	$727	$752	(3.3)%
Average Revenue/Test	$464	$484	(4.2)%

The following table shows the requisitions and revenue for Path Logic for the corresponding periods in 2014:

Supplemental Information on Customer Requisitions Received

Path Logic (1)	For the period from July 8, 2014 through December 31, 2014
Requisitions Rec’d (cases)	38,989

Total Testing Revenue	$4,875,000
Avg Revenue/Requisition	$125

(1)	These Path Logic requisition counts and revenue are for the period from our acquisition on July 8, 2014 through December 31, 2014

Our 24% year-over-year revenue growth in our Base Business is a result of a broad based increase in the number of new clients. Our average revenue per test decrease of approximately 4% in our Base Business was primarily result of the National Correct Coding Initiative “NCCI” FISH testing edits issued in December 2013. Effective as of January 1, 2014, the NCCI created a contradiction with respect to long-established billing practices for FISH testing. The new FISH edits reduced the number of billable units that laboratories should bill for certain multi-probe FISH tests is less than the previously established guidance. We expect our average revenue per test in our Base Business to decline further in 2015 as a result of further Medicare rate reductions.

The American Medical Association changed the CPT coding structure for FISH and Immunohistochemistry testing for 2015. These two key testing areas have new CPT codes that may not be recognized by Commercial Insurances until they update their processing systems. This could result in delays in processing our claims and could increase our days-sales-outstanding (“DSO’s”). We also believe that most Commercial Insurance plans will follow Medicare’s reimbursement framework and will reduce reimbursement for these new CPT codes. While the impact cannot be specifically measured at this time, it will have the effect of lowering average reimbursement per test in 2015.

Our consolidated revenue was approximately $87.1 million for the twelve months ended December 31, 2014 as compared to $66.5 million for the comparable period in 2013. Revenue increased by 31.0% for the twelve months ended December 31, 2014 when compared to the comparable period in 2013, because of the increase in clients described above and due to the acquisition of Path Logic resulting in $4.9 million of revenue or 7.3% of the increase in revenue. The revenue amount for Path Logic is for the period from our acquisition on July 8, 2014 through December 31, 2014.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

The consolidated cost of revenue and gross profit metrics are as follows:

	For the years ended December 31,			%
	2014	2013	Change	Change
Cost of Revenue	$46,355,000	$34,730,000	$11,625,000	33.5%
Cost of Revenue as a % of revenue	53.2%	52.2%		1.9%
Gross Profit	$40,714,000	$31,737,000	$8,977,000	28.3%
Gross Profit as a % of revenue	46.8%	47.8%		(2.1)%

The cost of revenue and gross profit metrics for the Base Business is as follows:

	For the years ended December 31,			%
	2014	2013	Change	Change
Cost of Revenue	$42,739,000	$34,730,000	$8,009,000	23.1%
Cost of Revenue as a % of revenue	52.0%	52.2%		(0.4)%
Gross Profit	$39,455,000	$31,737,000	$7,718,000	24.3%
Gross Profit as a % of revenue	48.0%	47.8%		0.4%
Cost of Revenue per Test	$241.08	$252.92	$(11.84)	(4.7)%
Gross Profit per Test	$222.56	$231.12	$(8.56)	(3.7)%

Overall cost of revenue for the Base Business increased in 2014 due to the increases in our testing volumes. The 4.7% decline in cost of revenue per test for these periods was the result of several factors, including:

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

Our best practice teams work closely with our Information Technology team to re-design our systems and processes to improve efficiencies. We continue to focus on improving our laboratory operations in order to continue to drive further improvements in our cost per test. We believe that we will continue to realize a reduction in average cost per test in future periods based on the activities of our best practices teams. We expect that the reductions in the average revenue per test described in the revenue section earlier in this management discussion and analysis will exert further pressure on our margins and that as a result we will see a reduction in gross profit as a percentage of revenue.

The cost of revenue and gross profit metrics for Path Logic for the period from July 8, 2014 to December 31, 2014 are as follows:

Path Logic (1)	For the period from July 8, 2014 through December 31, 2014
Cost of revenue	$3,616,000
Cost of revenue as a % of revenue	74.2%
Gross Profit	$1,259,000
Gross Profit as a % of revenue	25.8%

(1)	These Path Logic cost of revenue and gross profit amounts are for the period from our acquisition on July 8, 2014 through December 31, 2014

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the years ended December 31.			%
	2014	2013	Change	Change
Sales and marketing	$11,999,000	$8,726,000	$3,273,000	37.5%
As a % of revenue	13.8%	13.1%

The approximate 38% increase in sales and marketing for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily the result of increased personnel in our sales organization and all associated costs related to those personnel. Sales and marketing expenses increased only 0.7% as a percentage of revenue. We have added new territories in new geographies across the country and expect this to continue in 2015. The sales and marketing expenses for Path Logic are from our period of acquisition on July 8, 2014 through December 31, 2014 and were approximately $0.3 million.

We expect our overall sales and marketing expenses to increase modestly in 2015. We also anticipate making some limited additions to our sales team in 2015.

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

	For the years ended December 31.			%
	2014	2013	Change	Change
General and administrative	$23,808,000	$17,397,000	$6,411,000	36.9%
As a % of revenue	27.3%	26.2%

General and administrative expenses increased approximately 37%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase is primarily a result of adding information technology and billing personnel to support the increase in our testing volumes as well as health and business insurance costs, depreciation and increases in other professional fees. This increase also includes the general and administrative expenses related to our acquisition of Path Logic from the period of acquisition on July 8, 2014 through December 31, 2014 and was approximately $1.7 million. General and administrative expenses increased 1% as a percentage of revenue.

Bad debt expense, in dollars, decreased by approximately 13%, or $0.4 million to $2.4 million for the year ended December 31, 2014 as compared to $2.8 million for the year ended December 31, 2013. Bad debt as a percentage of revenue decreased to 2.8% for the year ended December 31, 2014 from 4.2% of revenue for the year ended December 31, 2013. This decrease was the result of increased cash collections during the year ended December 31, 2014, cash collected on balances previously written off, and the need to carry a smaller allowance for doubtful accounts at December 31, 2014 than at December 31, 2013.

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

	For the years ended December 31.			%
	2014	2013	Change	Change
Research and development	$2,689,000	$2,440,000	$249,000	10.2%
As a % of revenue	3.1%	3.7%

The increase in research and development expenses is primarily a result of increased supplies and labor costs partially offset by a decrease in stock based compensation expense. R&D expenses for the year ended December 31, 2014, included $200,000 and $50,000 of stock based compensation expenses for non-employee options and warrants as compared to $252,000 and $231,000 for the comparable period in 2013. We anticipate an ongoing investment in research and development as we develop new genetic tests in 2015 and expand our R&D staffing.

Interest and Other Expense

Interest and other income and expense primarily represents the interest expense we incur on our borrowing arrangements, primarily comprised of interest paid on capital lease obligations and interest payable on advances under our revolving credit facility with Capital Source for the period we had the revolving credit facility in 2014 offset by the interest income we earn on cash deposits. Interest expense decreased from approximately $1.0 million in 2013 to $0.9 million in 2014, reflecting lower borrowings, particularly related to our revolving credit facility which was terminated in August 2014, after our equity raise, and partially offset by an increase in capital lease obligations as we acquired additional equipment to support our increasing volume of business.

Net Income

The following table provides the net income for each period along with the computation of basic and diluted net income per share for the year ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013
Net income	$1,132	$2,033

Basic weighted average shares outstanding	53,483	48,263
Effect of potentially dilutive securities	2,533	4,512

Diluted weighted average shares outstanding	56,016	52,775

Basic net income per share	$0.02	$0.04

Diluted net income per share	$0.02	$0.04

We expect that the reductions to revenue from the 2015 reimbursement reductions and the impact to our average revenue per test to put pressure on our expected net income for 2015.

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

The following is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA for the years ending December 31, 2014 and 2013:

	For the years ended December 31,
	2014	2013
Net income (Per GAAP)	$1,132,000	$2,033,000

Adjustments to Net Income:
Interest expense (income), net	985,000	989,000
Amortization of intangibles	295,000	223,000
Income taxes	157,000	152,000
Depreciation of property and equipment	5,345,000	4,189,000

EBITDA (non-GAAP)	7,914,000	7,586,000

Further Adjustments to EBITDA:
Acquisition related transaction expense	473,000	—
Costs of terminating credit facility	98,000	—
Non-cash stock-based compensation	691,000	929,000

Adjusted EBITDA (non-GAAP)	$9,176,000	$8,515,000

Adjusted EBITDA as % of Revenue	10.5%	12.8%

Results of Operations for the year ended December 31, 2013 as compared with the year ended December 31, 2012

The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the years ended December 31.
	2013	2012
NET REVENUE	100.0%	100.0%
COST OF REVENUE	52.2%	55.2%

GROSS PROFIT	47.8%	44.8%

OPERATING EXPENSES:
General and administrative	26.2%	26.5%
Research and development	3.7%	3.8%
Sales and marketing	13.1%	12.5%

TOTAL OPERATING EXPENSES	43.0%	42.8%

INCOME FROM OPERATIONS	4.8%	2.0%

INTEREST AND OTHER INCOME (EXPENSE) – NET	(1.5)%	(1.9)%

NET INCOME BEFORE INCOME TAXES	3.3%	0.1%

INCOME TAXES	0.2%	0.0%

NET INCOME	3.1%	0.1%

Revenue

Our revenue, requisition and test metrics for the years ended December 31, 2013 and 2012 are as follows:

	FY 2013	FY 2012	% Change
Client Requisitions Received (Cases)	88,431	73,773	19.9%
Number of Tests Performed	137,317	114,606	19.8%
Average Number of Tests/Requisition	1.55	1.55	0.0%

Total Testing Revenue	$66,467,000	$59,867,000	11.0%
Average Revenue/Requisition	$752	$812	(7.4)%
Average Revenue/Test	$484	$522	(7.3)%

Our 11% year-over-year revenue growth is a result of a broad based increase in the number of new clients, including new office locations for our one client with approximately 50 locations. This client represented 15.8% and 14.9% of our total revenue for the years ended December 31, 2013 and 2012, respectively.

Our average revenue per test and per requisition decrease of approximately 7% was primarily attributable to the expiration of the TC Grandfather clause and a modest impact by an increasing proportion of lower average revenue molecular and immunohistochemistry tests in our test mix.

On February 22, 2012, the Middle Class Tax Relief Act (“MCTRA”) was enacted. The MCTRA included a provision that specified that the Centers for Medicare and Medicaid Services (“CMS”) Technical Component Grandfather Clause (“TC Grandfather”) would expire on June 30, 2012. The TC Grandfather clause had allowed independent laboratories like us to bill Medicare directly for the technical component of certain hospital in-patient and out-patient laboratory tests reimbursable off of the Medicare Physician Fee

Schedule for hospitals that had a relationship with an independent pathology lab prior to July 22, 1999. As a result of this regulatory change, since becoming effective July 1, 2012, we were now required to bill hospitals directly for these technical component services. Our hospital clients, however, receive no incremental reimbursement for in-patient tests and only limited incremental reimbursement for out-patient tests. Beginning in the third quarter of 2012, the expiration of the TC Grandfather clause created price competition in approximately 18% of our revenue base, where previously there had been none. This caused an impact to revenue and also directly impacted gross margin and net income by approximately $2.6 million when comparing the year ended December 31, 2013 to the year ended December 31, 2012. The requirement to submit claims to our clients directly, instead of Medicare, has also had an impact on the time it takes for us to collect on the receivables for the tests in question. Medicare typically pays each claim filed within 3 to 4 weeks of filing, however, clients typically get billed only once a month for all claims, and the collection cycle time from clients is generally 30-90 days or more from the time they receive our bill. While we could bill Medicare on a daily basis, many of our hospital clients want only one cumulative bill at the end of the month.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

	For the years ended December 31,			%
	2013	2012	Change	Change
Cost of Revenue	$34,730,000	$33,031,000	$1,699,000	5.1%
Cost of Revenue as a % of revenue	52.2%	55.2%		(5.4)%
Gross Profit	$31,737,000	$26,836,000	$4,901,000	18.3%
Gross Profit as a % of revenue	47.8%	44.8%		6.7%
Cost of Revenue per Test	$252.92	$288.21	$(35.29)	(12.2)%
Gross Profit per Test	$231.12	$234.16	$(3.04)	(1.3)%

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

	For the years ended December 31.			%
	2013	2012	Change	Change
Sales and marketing	$8,726,000	$7,501,000	$1,225,000	16.3%
As a % of revenue	13.1%	12.5%

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

	For the years ended December 31.			%
	2013	2012	Change	Change
General and administrative	$17,397,000	$15,843,000	$1,554,000	9.8%
As a % of revenue	26.2%	26.5%

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

	For the years ended December 31.			%
	2013	2012	Change	Change
Research and development	$2,440,000	$2,281,000	$159,000	7.0%
As a % of revenue	3.7%	3.8%

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

The following is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA for the years ending December 31, 2013 and 2012:

	For the years ended December 31,
	2013	2012
Net income (Per GAAP)	$2,033,000	$65,000

Adjustments to Net Income:
Interest expense (income), net	989,000	1,146,000
Amortization of intangibles	223,000	182,000
Income taxes	152,000	—
Depreciation of property and equipment	4,189,000	3,637,000

EBITDA (non-GAAP)	7,586,000	5,030,000

Further Adjustments to EBITDA:
Other non-recurring items	—	170,000
Non-cash stock-based compensation	929,000	798,000

Adjusted EBITDA (non-GAAP)	$8,515,000	$5,998,000

Adjusted EBITDA as a % of revenue	12.8%	10.0%

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2014 and 2013 as well as the period ending cash and cash equivalents and working capital.

	For the years ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$9,450,000	$2,227,000	$(492,000)
Investing activities	(9,602,000)	(2,011,000)	(3,652,000)
Financing activities	29,007,000	2,750,000	3,384,000

Net increase (decrease) in cash and cash equivalents	28,855,000	2,966,000	(760,000)
Cash and cash equivalents, beginning of period	4,834,000	1,868,000	2,628,000

Cash and cash equivalents, end of period	$33,689,000	$4,834,000	$1,868,000

Working Capital (1), end of period	$44,119,000	$13,168,000	$823,000

(1)	Defined as current assets less current liabilities.

During the year ended December 31, 2014, our operating activities provided approximately $9.5 million of cash compared with $2.2 million of cash provided in the comparable period in 2013. This increase in cash provided from operations was primarily the result of our profitability and an increase in accounts payable and accrued expenses. Our Days-Sales-Outstanding (or DSO’s) fell by 18 days in 2014 as we transitioned to a new billing system. Our accounts receivable balance has increased by $1.8 million as a result of the Path Logic acquisition.

Cash used in investing activities in 2014 of $9.6 million arose from the acquisition of Path Logic and the purchase of computer and laboratory equipment, tenant improvements, externally developed software interfaces and internally developed software.

Cash used in investing activities in 2013 of $2.0 million arose from the purchase of computer and laboratory equipment, tenant improvements, externally developed software interfaces and internally developed software.

Cash used in investing activities in 2012 arose from the purchase of the intangible assets from Health Discovery Corporation and from the purchase of computer and laboratory equipment, tenant improvements, externally developed software interfaces and internally developed software.

Cash generated by financing activities in 2014 was the result of equity raise completed in August 2014 for $34.3 million partially offset by the pay-off on the revolving credit facility in August 2014. Cash generated by financing activities in 2013 was the result of equity raise completed in March 2013 for $9.2 million partially offset by pay-downs on the revolving credit facility. Cash generated by financing activities in 2012 was the result of advances on our revolving credit facility.

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

In August 2014, the Company completed an offering of 8,050,000 shares of registered common stock, at a price of $4.60 per share, for gross proceeds of approximately $37.0 million. The Company received approximately $34.3 million in net proceeds after deducting underwriting fees and offering costs and expenses of approximately $2.7 million. The Company plans to use the net proceeds for working capital, capital expenditures and for general corporate purposes including potential acquisitions.

On August 26, 2014, we repaid all outstanding amounts and terminated the facility. We paid Capital Source termination fees of $61,000 in connection with the termination. We also wrote off unamortized debt issuance costs of approximately $37,000.

In addition to having a positive cash flow from operations, we had approximately $33.7 million in cash on hand as of December 31, 2014. As such, we believe we have adequate resources to meet our operating commitments for the year ending December 31, 2015.

Related Party Transactions

During 2014, 2013 and 2012, Steven Jones, a director of the Company, earned approximately $257,500, $254,500 and $207,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones is Chairman of the Compliance Committee. Mr. Jones also earned $177,500, $72,500 and $80,000 in corporate bonuses related to his consulting work in 2014, 2013 and 2012.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2014 (in thousands):

	FY 2015 ($)	FY 2016 ($)	FY 2017 ($)	FY 2018 ($)	FY 2019 & Thereafter ($)	Total ($)
Purchase obligations	301	301	301	293	191	1,387
Capital Lease obligations	3,784	3,191	1,601	518	29	9,123
Operating Leases	1,282	928	483	—	—	2,693

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently estimate that we will need to purchase approximately $7.5 million to $8.5 million of additional capital equipment during the next year. We plan to fund these expenditures with capital lease financing arrangements and cash. If we are unable to obtain such funding, we will need to pay cash for these items or we will be required to curtail our equipment purchases, which may have an impact on our ability to continue to grow our revenues.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenues from Contracts with Customers. The update calls for a number of revisions in the revenue recognition rules. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company is currently reviewing this update and has not yet determined the effect this may have on our consolidated financial statements.

Off-Balance Sheet Arrangements

None

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues, or operating results during the periods presented.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NeoGenomics, Inc.

Fort Myers, Florida

We have audited the accompanying consolidated balance sheet of NeoGenomics, Inc. and subsidiaries (“NeoGenomics”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. We also have audited NeoGenomics’ internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NeoGenomics’ management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As permitted, NeoGenomics has excluded the operations of Path Labs LLC acquired during 2014, which is described in Note D of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoGenomics as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, NeoGenomics maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Tampa, Florida

March 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoGenomics, Inc.:

We have audited the accompanying consolidated balance sheet of NeoGenomics, Inc. and its subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeoGenomics, Inc. and its subsidiaries as of December 31, 2013, and the consolidated results of their operations and their cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse P.A.

Certified Public Accountants

Tampa, FL

February 24, 2014

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2014 and 2013

In thousands, except share amounts

	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$33,689	$4,834
Accounts receivable, net	20,475	18,653
Inventories	2,616	2,301
Deferred income tax asset, net	821	588
Other current assets	1,141	1,115

Total current assets	58,742	27,491

PROPERTY AND EQUIPMENT, NET	15,082	9,694

INTANGIBLE ASSETS, NET	4,212	2,577
GOODWILL	2,929	—
OTHER ASSETS	141	154

TOTAL ASSETS	$81,106	$39,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,294	$4,177
Accrued compensation	3,897	2,337
Accrued expenses and other liabilities	1,208	741
Short-term portion of equipment capital lease obligations	3,224	2,786
Revolving credit line	—	4,282

Total current liabilities	14,623	14,323

LONG TERM LIABILITIES
Long-term portion of equipment capital lease obligations	5,257	3,294
Deferred income tax liability, net	821	588

Total long term liabilities	6,078	3,882

TOTAL LIABILITIES	20,701	18,205

COMMITMENTS AND CONTINGENCIES (SEE NOTE I)

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 60,242,818 and 49,118,373 shares issued and outstanding, respectively)	60	49
Additional paid-in capital	79,751	42,200
Accumulated deficit	(19,406)	(20,538)

Total stockholders’ equity	60,405	21,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,106	$39,916

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

In thousands, except per share amounts

	2014	2013	2012
NET REVENUE	$87,069	$66,467	$59,867

COST OF REVENUE	46,355	34,730	33,031

GROSS MARGIN	40,714	31,737	26,836

OPERATING EXPENSES
General and administrative	23,808	17,397	15,843
Research and development	2,689	2,440	2,281
Sales and marketing	11,999	8,726	7,501

Total operating expenses	38,496	28,563	25,625

INCOME FROM OPERATIONS	2,218	3,174	1,211

INTEREST AND OTHER EXPENSE – NET	929	989	1,146

INCOME BEFORE TAXES	1,289	2,185	65

INCOME TAXES	157	152	—

NET INCOME	$1,132	$2,033	$65

NET INCOME PER SHARE - Basic	$0.02	$0.04	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic	53,483	48,263	45,027

NET INCOME PER SHARE - Diluted	$0.02	$0.04	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Diluted	56,016	52,775	48,715

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

In thousands, except share amounts

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2011	43,416,200	$43	$28,490	$(22,636)	$5,897
Common stock issuance ESPP plan	56,805	—	89	—	89
Stock issuance fees and expenses	—	—	(38)	—	(38)
Issuance of stock for stock options	197,209	—	198	—	198
Issuance of stock for warrants	250,066	—	262	—	262
Issuance of common stock for intangibles	1,360,000	2	1,943	—	1,945
Stock compensation expense - warrants	—	—	153	—	153
Stock compensation expense - options and restricted stock	—	—	645	—	645
Net income	—	—	—	65	65

Balances, December 31, 2012	45,280,280	$45	$31,742	$(22,571)	$9,216

Common stock issuance ESPP plan	76,595	—	230	—	230
Stock issuance fees and expenses	—	—	(1,037)	—	(1,037)
Issuance of stock for stock options	438,998	1	371	—	372
Issuance of common stock for cash	3,322,500	3	9,965	—	9,968
Stock compensation expense - warrants	—	—	263	—	263
Stock compensation expense - options	—	—	666	—	666
Net income	—	—	—	2,033	2,033

Balances, December 31, 2013	49,118,373	$49	$42,200	$(20,538)	$21,711

Common stock issuance ESPP plan	90,285	—	353	—	353
Stock issuance fees and expenses	—	—	(2,776)	—	(2,776)
Issuance of stock for warrants	458,333	1	455	—	456
Issuance of restricted stock	138,500	—	—	—	—
Issuance of stock for stock options	2,387,327	2	1,805	—	1,807
Issuance of common stock for cash	8,050,000	8	37,022	—	37,030
Stock compensation expense - warrants	—	—	51	—	51
Stock compensation expense - options and restricted stock	—	—	641	—	641
Net income	—	—	—	1,132	1,132

Balances, December 31, 2014	60,242,818	$60	$79,751	$(19,406)	$60,405

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

In thousands

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$1,132	$2,033	$65
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,345	4,189	3,636
Amortization of intangibles	295	223	182
Amortization of debt issue costs	66	49	38
Stock based compensation – options and restricted stock	641	666	645
Stock based compensation – warrants	51	263	153
Provision for bad debts	2,437	2,797	3,053
Changes in assets and liabilities, net:
(Increase) in accounts receivable, net of write-offs	(2,770)	(7,416)	(9,192)
(Increase) in inventories	(229)	(442)	(657)
Decrease (increase) in other assets	41	(71)	46
(Increase) decrease in other current assets	(25)	(932)	96
Increase in accounts payable and other liabilities	2,466	868	1,443

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,450	2,227	(492)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible assets	—	—	(1,037)
Acquisition, net of cash acquired	(5,830)	—	—
Purchases of property and equipment	(3,772)	(2,011)	(2,615)

NET CASH USED IN INVESTING ACTIVITIES	(9,602)	(2,011)	(3,652)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments to) advances from revolving credit facility	(4,282)	(4,177)	4,560
Restricted cash	—	—	500
Repayment of capital lease obligations	(3,581)	(2,606)	(2,187)
Issuance of common stock for the exercise of options, warrants and ESPP shares	2,616	515	511
Issuance of common stock for cash , net of transaction expenses	34,254	9,018	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,007	2,750	3,384

NET CHANGE IN CASH AND CASH EQUIVALENTS	28,855	2,966	(760)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,834	1,868	2,628

CASH AND CASH EQUIVALENTS, END OF YEAR	$33,689	$4,834	$1,868

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$981	$945	$1,108

Income taxes paid	$177	$17	$—

Equipment leased under capital lease obligations	$5,884	$3,377	$2,782

Common stock issued for intangible asset purchase	$—	$—	$1,945

See notes to consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories”) and Path Labs LLC., a Delaware Limited Liability Corporation (“Path Logic”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

The accompanying consolidated financial statements include the accounts of the Parent and the Subsidiaries. All significant intercompany accounts and balances have been eliminated in consolidation.

We have one reportable operating segment that delivers testing services to hospitals, pathologists, oncologists, other clinicians and researchers and represents 100% of the Company’s consolidated assets, net revenues and net income for each of the three years ended December 31, 2014. Also, at December 31, 2014, all of our services were provided within the United States and all of our assets were located in the United States.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these consolidated financial statements include, but are not limited to, those related to revenues, accounts receivable and related allowances, contingencies, useful lives and recovery of long-term assets and intangible assets, income taxes and valuation allowances, stock-based compensation and impairment analysis of goodwill. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Revenue Recognition

The Company recognizes revenues when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent and revenues are recognized once the diagnostic services have been performed, and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. The Company reports revenues from contracted payers, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. The Company reports revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount estimated to be collected from non-contracted payers is recorded as a contractual allowance to arrive at the reported net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate. The Company records revenues from patient pay tests net of a large discount and as a result recognizes minimal revenue on those tests. The Company regularly reviews its historical collection experience for non-contracted payers and adjusts its expected revenues for current and subsequent periods accordingly.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

The table below shows the adjustments made to gross service revenue to arrive at net revenues, the amount reported on our statement of operations (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Gross Service Revenues	$224,460	$173,784	$157,591
Total Contractual Adjustments and Discounts	(137,391)	(107,317)	(97,724)

Net Service Revenues	$87,069	$66,467	$59,867

Cost of Revenue

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

Shipping Costs

The Company has a significant expense related to shipping specimens to our facility for testing and this cost is for contract couriers, commercial airline flights and charges from Federal Express to ship specimens to our facility. We had approximately $3.0 million, $2.9 million and $3.1 million in shipping expense for the years ended December 31, 2014, 2013 and 2012, respectively, and these costs were included in our cost of revenue.

Advertising Costs

Advertising costs are expensed at the time they were incurred and are not material for the years ended December 31, 2014, 2013 and 2012.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D expenses consist of cash and equity compensation and benefits for R&D personnel, amortization of intangibles, supplies, inventory and payment for samples to complete validation studies. These expenses were incurred to develop new genetic tests.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are comprised of amounts due from sales of the Company’s specialized diagnostic services and are recorded at the invoiced amount, net of discounts and contractual allowances. The allowance for doubtful accounts is estimated based on the aging of accounts receivable with each payer category and the historical data on bad debts in these aging categories. In addition, the allowance is adjusted periodically for other relevant factors, including regularly assessing the state of our billing operations in order to identify issues which may impact the collectability of receivables or allowance estimates. Revisions to the allowance are recorded as an adjustment to bad debt expense within general and administrative expenses. After appropriate collection efforts have been exhausted, specific receivables deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the allowance. Our estimates of net revenue are subject to change based on the contractual status and payment policies of the third party payers with whom we deal. We regularly refine our estimates in order to make our estimated revenue as accurate as possible based on our most recent collection experience with each third party payer.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

Changes in the allowance for doubtful accounts are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Beginning balance – Allowance for Doubtful Accounts	$4,540	$3,002	$2,150
Provision for doubtful accounts	2,437	2,797	3,053
Write-offs	(2,797)	(1,259)	(2,201)

Ending balance – Allowance for Doubtful Accounts	$4,180	$4,540	$3,002

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments and Concentrations of Credit Risk

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities are considered reasonable estimates of their respective fair values due to their short-term nature. The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2014, its concentration of credit risk related to cash and cash equivalents was not significant. The carrying value of the Company’s long-term capital lease obligations approximates its fair value based on the current market conditions for similar instruments.

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients and geographies to which the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the years ended December 31, 2014, 2013 and 2012, a large oncology practice with multiple locations accounted for 10.1%, 15.8% and 14.9%, respectively, of total revenue. All other clients were less than 5% of total revenue individually. For the years ended December 31, 2014, 2013 and 2012, revenue derived from the State of Florida accounted for 25.8%, 30.6% and 33.6%, respectively, of total revenue.

Inventories

Inventories, which consist principally of testing supplies, are valued at the lower of cost or market, using the first-in, first-out method (FIFO).

Other Current Assets

As of December 31, 2014 and 2013, other current assets consist primarily of prepaid expenses.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

Intangible Assets

Intangible assets with finite useful lives are recorded at fair value or cost, less accumulated amortization. We have four classes of intangible assets and each class of intangible assets is amortized over its estimated service period from service date for thirteen years or through the weighted average patent expiration date of each class of patents or the period of economic benefit using the straight-line method. We periodically review the estimated pattern in which the economic benefits will be consumed and adjust the amortization period and pattern to match our estimate. The Company’s intangible assets are related to the customer relationships acquired through the acquisition of Path Labs, LLC and to our license agreement with Health Discovery Corporation.

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses.

Recoverability and Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets (property and equipment, and intangible assets) if events or changes in circumstances indicate the assets may be impaired. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. No impairment loss was recognized in the years ended December 31, 2014, 2013 and 2012. We believe the carrying values of our long-lived assets are recoverable at December 31, 2014.

Income Taxes

We compute income taxes in accordance with ASC Topic 740, Income Taxes. Under ASC Topic 740, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods and lives for property and equipment and recognition of bad debts and various other expenses that have been allowed for or accrued for financial statement purposes but are not currently deductible for income tax purposes.

The provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies,

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

including the determination of deferred tax assets and liabilities and any estimated valuation allowances deemed necessary to recognize deferred tax assets at an amount that is more likely than not to be realized. We evaluate quarterly tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions, if deemed necessary. We follow a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements. During the years ended December 31, 2014, 2013 and 2012, we do not believe we had any significant uncertain tax positions nor did we have any provision for interest or penalties related to such positions.

Stock-Based Compensation

We account for option and stock awards under the Amended Plan in accordance with ASC Topic 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense in the Company’s consolidated statements of operations for all share-based option and stock awards, based on estimated grant-date fair values.

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

Expected Stock Price Volatility: We use our own historical weekly volatility because that is more reflective of market conditions.

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

Net Income Per Common Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed using the weighted average number of common

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

shares outstanding during the applicable period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and warrants. Calculations of net income per share are done using the treasury stock method.

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenues from Contracts with Customers. The update calls for a number of revisions in the revenue recognition rules. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company is currently reviewing this update and has not yet determined the effect this may have on our consolidated financial statements.

NOTE C – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2014 and 2013 (in thousands):

	2014	2013	Estimated Useful Lives in Years
Equipment	$19,604	$13,848	3-7
Leasehold improvements	3,541	2,258	2-5
Furniture and fixtures	1,982	1,087	7
Computer hardware	4,249	2,680	3
Computer software	5,033	3,265	2-3
Assets not yet placed in service	495	1,034	—

Subtotal	34,904	24,172
Less accumulated depreciation and amortization	(19,822)	(14,478)

Property and equipment, net	$15,082	$9,694

Depreciation and amortization expense on property and equipment, including leased assets in each period was as follows (in thousands):

	For the years ended December 31,
	2014	2013	2012
Depreciation and amortization expense	$5,345	$4,189	$3,636

In our consolidated statements of operations, we recorded approximately $3,516, $2,985 and $2,800 of depreciation and amortization in cost of revenue for the years ended December 31, 2014, 2013 and 2012, respectively, and we recorded $1,829, $1,204 and $836 of depreciation and amortization in general and administrative expenses for the years ended December 31, 2014, 2013 and 2012, respectively.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

Property and equipment under capital leases, included above, consists of the following at December 31, 2014 and 2013 (in thousands):

	2014	2013
Equipment	$8,729	$7,885
Furniture and fixtures	1,250	575
Computer hardware	2,454	1,607
Computer software	523	306
Leasehold Improvements	44	134

Subtotal	13,000	10,507
Less accumulated depreciation and amortization	(4,959)	(5,038)

Property and equipment under capital leases, net	$8,041	$5,469

NOTE D – ACQUISITIONS

On July 8, 2014, the Company entered into a membership interest purchase agreement with Path Labs, LLC d/b/a Path Logic, a Delaware limited liability company (“Path Logic”), and Path Labs Holdings, LLC, a Delaware limited liability company (“PL Holdings”), whereby the Company acquired all of the outstanding equity ownership interests in Path Logic from PL Holdings for a purchase price (in thousands) of $5,908. NeoGenomics Laboratories paid the purchase price using cash on hand and borrowings on its revolving credit facility.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of July 8, 2014 (in thousands):

	July 8, 2014 (As Initially Reported)	Measurement Period Adjustments	July 8, 2014 (As Adjusted)
Current assets, including cash and cash equivalents	$1,881	$(159)	$1,722
Property, plant and equipment	804	(227)	577
Identifiable intangible assets – customer relationships	1,860	70	1,930
Long term deposits	—	28	28
Goodwill	2,561	368	2,929

Total assets acquired	7,106	80	7,186
Current liabilities	(1,185)	5	(1,180)
Long-term liabilities	(13)	(85)	(98)

Net assets acquired	$5,908	$—	$5,908

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. As of December 31, 2014, the Company’s measurement period adjustments are complete.

Acquired intangible assets of $1.93 million consist of customer relationships which are being amortized over thirteen years. We recorded approximately $71,000 of amortization expense in the year ended December 31, 2014.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

The estimated amortization expense related to the acquired intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2014 is as follows (in thousands):

Years Ending December 31,
2015	$148
2016	148
2017	148
2018	148
2019	148
Thereafter	1,119

Total	$1,859

The goodwill arising from the acquisition of Path Logic includes revenue synergies as a result of our existing customers and Path Logic’s customers having access to each other’s testing menus and capabilities. It also arises from the new product lines which Path Logic adds to the Company’s product portfolio. The total amount of goodwill which is expected to be deductible for tax purposes is approximately $3.7 million, which will be amortized on our tax returns over 15 years.

We incurred approximately $361,000 of due diligence and transaction related expenses for the acquisition of Path Logic during the year ended December 31, 2014. These costs included pre-acquisition due diligence costs and transaction related expenses. These costs were included in general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2014.

The following unaudited pro forma information (in thousands) have been provided for illustrative purposes only and are not necessarily indicative of results that would have occurred had the Acquisition been in effect since January 1, 2013, nor are they necessarily indicative of future results.

	Years Ended December 31, (unaudited)
	2014	2013
Revenue	$91,993	$76,305
Net income (loss)	$549	$(3,340)
Earnings (loss) per share
Basic	$0.01	$(0.07)
Diluted	$0.01	$(0.07)

The unaudited pro forma consolidated results during the years ended December 31, 2014 and 2013 have been prepared by adjusting our historical results to include the Acquisition as if it occurred on January 1, 2013. These unaudited pro forma consolidated historical results were then adjusted for the following:

•	adjustments to reflect the impact of $361,000 of transaction costs related to the 2014 acquisition of Path Logic as of January 1, 2013,

•	a net reduction in amortization expense during the years ended December 31, 2014 and 2013 due to decreased intangible assets recorded related to the acquisition,

•	a net reduction in interest expense during the years ended December 31, 2014 and 2013 as we did not acquire the existing debt from the acquisition offset by our interest expense on net borrowings under capital leases and notes payable,

•	a net reduction in depreciation expense during the years ended December 31, 2014 and 2013 due to decreased fixed asset values recorded related to the acquisition,

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

•	a net reduction in general and administrative expenses for the years ended December 31, 2014 and 2013 to remove the management fees from the private equity company and the Chief Executive Officer’s salary from the results,

•	a net reduction to adjust for the tax effect of the losses that were acquired which is based on an estimate of the state income taxes and federal alternate minimum tax which would not be required.

As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

NOTE E – INTANGIBLE ASSETS

As a result of the acquisition of Path Logic in July 2014 (See Note D), we recorded $1.93 million of customer relationships as an intangible asset and we are amortizing these customer relationships over a thirteen year period.

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

The License Agreement is subject to two one-year extensions per product if needed, including LDTs for prostate, colon and pancreatic cancer and software to automate the interpretation of cytogenetics and flow cytometry (collectively, the “Initial Licensed Products”).

If we have not generated $5.0 million of net revenue from products, services and sublicensing arrangements pursuant to the License Agreement by January 5, 2017, HDC may, at its option, revoke the exclusivity with respect to any one or more of the Initial Licensed Products, subject to certain conditions.

In addition, the License Agreement provides for milestone payments to HDC, in cash or stock, based on sublicensing revenue and revenue generated from products developed as a result of the License Agreement. Milestone payments are in increments of $500,000 for every $2,000,000 in GAAP revenue recognized by us up to a total of $5,000,000 in potential milestone payments. After $20,000,000 in cumulative GAAP revenue has been recognized by us, HDC will receive a royalty of (i) 6.5% (subject to adjustment under certain circumstances) of Net Revenue (as defined in the License Agreement) generated from all Licensed Uses except for the cytogenetics and flow cytometry interpretation system and (ii) a royalty of 50% of Net Revenue (after the recoupment of certain development and commercialization costs) that we derive from any sublicensing arrangements for the cytogenetics and flow cytometry interpretation system. We have not made any milestone payments to HDC.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

Intangible assets as of December 31, 2014 and 2013 consisted of the following (in thousands):

		December 31, 2014
	Amortization Period	COST	Accumulated Amortization	Net
Customer Relationships	156 months	$1,930	$71	$1,859
Support Vector Machine (SVM) technology	108 months	500	167	333
Laboratory developed test (LDT) technology	164 months	1,482	297	1,185
Flow Cytometry and Cytogenetics technology	202 months	1,000	165	835

Total		$4,912	$700	$4,212

		December 31, 2013
	Amortization Period	COST	Accumulated Amortization	Net
Support Vector Machine (SVM) technology	108 months	$500	$112	$388
Laboratory developed test (LDT) technology	164 months	1,482	188	1,294
Flow Cytometry and Cytogenetics technology	202 months	1,000	105	895

Total		$2,982	$405	$2,577

The Company recorded amortization expense of intangible assets in the consolidated statements of operations as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Amortization of intangible assets	$295	$223	$182

The Company recorded amortization expense from customer relationships as a general and administrative expense. We will continue to record the amortization of the Support Vector Machine (SVM) technology, the Laboratory developed tests (LDT) technology and the Flow Cytometry and Cytogenetics technology intangibles as a research and development expense until the time that we have products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2014 is as follows (in thousands):

Years Ending December 31,
2015	$371
2016	371
2017	371
2018	371
2019	371
Thereafter	2,357

Total	$4,212

NOTE F – INCOME TAXES

Significant components of the provision for income taxes for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	2014	2013
Current:
Federal	$113	$93
State	44	59

Total Current Provision	$157	$152

We recorded no provision for income taxes for the year ended December 31, 2012.

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Federal Statutory Tax Rate	34.00%	34.00%
State Income Taxes, net of Federal Income Tax Benefit	3.37%	1.77%
Non-deductible expenses	5.89%	1.89%
Non-deductible stock options and warrants	4.00%	14.45%
Non-deductible tax expense	8.79%	—%
Prior year adjustments for stock compensation	(27.93)%	—%
Other, net	—%	0.26%
Valuation allowance	(15.96)%	(45.44)%

Effective Tax Rate	12.16%	6.93%

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

The prior year adjustments in the rate reconciliation for 2014 primarily relate to the recognition of deferred tax assets for Non-qualified stock options from prior years, although such deferred tax assets would be fully reserved by a valuation allowance.

The valuation allowances are required to be allocated between the current and noncurrent classifications depending on the division of deferred tax assets between current and noncurrent classifications. At December 31, 2014 and 2013, our current and non-current deferred income tax assets and liabilities consisted of the following (in thousands):

	2014	2013
Current deferred income tax assets:
Allowance for doubtful accounts	$1,548	$1,741
Accrued vacation	334	243
AMT credit	—	93
Other	38	30

Subtotal	1,920	2,107

Less valuation allowance	(1,099)	(1,519)

Total Net Current Deferred Income Tax Assets	$821	$588

Non-Current deferred income tax assets (liabilities):
Net operating loss carry-forwards	$1,336	$1,240
AMT credit	96	—
Nonqualified stock options and warrants	560	—
Accumulated depreciation and amortization	(1,672)	(933)

Subtotal	320	307

Less valuation allowance	(1,141)	(895)

Total Net Non-current Deferred Income Tax Liability	(821)	(588)

Net Deferred Income Tax Asset / (Liability)	$—	$—

At December 31, 2014 and 2013, the Company had federal net operating loss carry forwards of approximately $8.2 million and $3.4 million, respectively and state net operating loss carry forwards of approximately $2.3 million and $1.2 million, respectively. The net operating loss amount differs from the recorded deferred tax asset due to the Company not recording the windfall benefit on the exercise of options. Assuming our net operating loss carry forwards are not disallowed because of certain “change in control” provisions of the Internal Revenue Code, these net operating loss carry forwards expire in various years beginning in the year ending December 31, 2028. However, we have established a valuation allowance to fully reserve our net deferred income tax assets as such assets did not meet the more likely than not recognition standard established by ASC Topic 740. Although we posted pre-tax income in 2013 and 2014, due to the unsettled circumstances around reimbursement reductions in 2015, which includes further Medicare rate reductions and the fact that we believe that most commercial insurance companies will follow Medicare’s lead and will reduce reimbursement for the effected Medicare CPT codes, we believe that our profitability for 2015 is not reasonably assured and thus we continued to record the full valuation allowance against our net deferred tax assets at December 31, 2014. Our valuation allowance decreased by $174,000 and $552,000 during the years ended December 31, 2014 and 2013, respectively.

We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. For federal and state purposes, we have open tax years from the tax years ended December 31, 2008 to December 31, 2014. We are not currently subject to any ongoing income tax examinations.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

We have examined our current and past tax positions taken, and have concluded that it is more likely than not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate. As of December 31, 2014, 2013, and 2012, we had no unrecognized tax benefits. In the event interest or penalties will be accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense. As of December 31, 2014, we had no accrued interest or penalties related to uncertain tax positions.

NOTE G – NET INCOME PER SHARE

The following table provides the computation of basic and diluted net income per share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income	$1,132	$2,033	$65

Basic weighted average shares outstanding	53,483	48,263	45,027
Effect of potentially dilutive securities	2,533	4,512	3,688

Diluted weighted average shares outstanding	56,016	52,775	48,715

Basic net income per share	$0.02	$0.04	$0.00

Diluted net income per share	$0.02	$0.04	$0.00

For the year ended December 31, 2014, there were 400,000 options and no warrants excluded from the calculation of diluted earnings per share as anti-dilutive. For the year ended December 31, 2013, there were 341,000 options and no warrants excluded from the calculation of diluted earnings per share as anti-dilutive. For the year ended December 31, 2012, there were no outstanding options or warrants excluded from the calculation of diluted earnings per share as anti-dilutive.

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

As of December 31, 2014, option and stock awards for 4,012,096 shares were outstanding, including 800,000 options issued outside of the Amended Plan to Douglas VanOort, the Company’s Chairman and Chief Executive Officer. A total of approximately 388,000 shares were available for future option and stock awards under the Amended Plan. Options typically expire after 5 - 10 years and generally vest over 3 or 4 years, but each grant’s expiration, vesting and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors or by the Chairman and Chief Executive Officer by virtue of authority delegated to him by the Compensation Committee.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

The fair value of each stock option award granted during the years ended December 31, 2014, 2013 and 2012 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

	2014	2013	2012
Expected term (in years)	3.0 - 4.6	2.5 – 4.5	2.5 – 4.5
Risk-free interest rate (%)	1.0%	0.7%	0.6%
Expected volatility (%)	50%	46%	51%
Dividend yield (%)	0%	0%	0%
Weighted average fair value/share at grant date	$1.50	$1.19	$0.73

The status of our stock options and stock awards are summarized as follows:

	Number Of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	4,779,170	$0.87

Granted	1,298,000	1.64
Exercised	(197,209)	1.02
Canceled	(102,749)	1.60

Outstanding at December 31, 2012	5,777,212	1.02

Granted	416,000	3.66
Exercised	(438,998)	0.85
Canceled	(28,916)	1.47

Outstanding at December 31, 2013	5,725,298	1.22

Granted	760,500	4.21
Exercised	(2,387,327)	0.76
Canceled	(86,375)	2.39

Outstanding at December 31, 2014	4,012,096	2.04

Exercisable at December 31, 2014	2,379,378	$1.27

The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2014, as well as options granted, vested and forfeited during the year was as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	1,520,625	$1.02
Granted in 2014	760,500	1.50
Vested in 2014	(565,740)	0.95
Forfeited in 2014	(82,667)	0.85

Non-vested at December 31, 2014	1,632,718	$1.35

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

The following table summarizes information about our options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
0.00 – 0.50	105,000	1.3	$0.49	105,000	1.3	$0.49
0.51 – 1.00	1,007,000	1.2	0.80	1,007,000	1.2	0.80
1.01 – 1.50	833,096	1.5	1.40	671,596	1.5	1.39
1.51 – 3.00	973,000	2.2	1.74	499,041	2.2	1.73
3.01 – 4.00	674,500	3.8	3.66	96,741	3.4	3.80
4.01 – 5.00	379,500	4.8	4.72	—	—	—
5.01 – 6.00	40,000	4.7	5.44	—	—	—

	4,012,096	2.3	$2.04	2,379,378	1.6	$1.27

As of December 31, 2014, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $8.8 million and the aggregate intrinsic value of currently exercisable stock options was approximately $6.9 million. The intrinsic value of each option share is the difference between the fair market value of NeoGenomics common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $4.17 closing stock price of NeoGenomics Common Stock on December 31, 2014, the last trading day of 2014. The total number of in-the-money options outstanding and exercisable as of December 31, 2014 was approximately 2,379,378.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was approximately $8,882,000, $1,200,000 and $264,000, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options was approximately $1,807,000, $372,000 and $198,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The total fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was approximately $1,139,000, $493,000 and $943,000, respectively. The total fair value of option shares vested during the years ended December 31, 2014, 2013 and 2012 was approximately $540,000, $349,000 and $218,000.

We recognize stock-based compensation expense over the vesting period using the straight-line method for employees and ratably for non-employees. Stock compensation cost recognized for the years ended December 31, 2014, 2013 and 2012 related to stock options was approximately $511,000, $666,000 and $575,000, respectively. As of December 31, 2014, there was approximately $1,200,000 of total unrecognized stock-based compensation cost, related to unvested stock options granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of 1.5 years.

On October 13, 2014, Robert Shovlin, our Chief Operating Officer was granted stock options to purchase 300,000 shares of the Company’s common stock at an exercise price per share of $4.79, which was the closing price per share on the last trading day prior to his start date. The stock options have a five year term and become 25% vested on the first anniversary of his start date. Thereafter 6,250 options per month vest beginning with the 13th month from the grant date and ending at the 48th month from the grant date. The stock options were valued at $502,925 based on a trinomial lattice model with the following weighted average terms:

Expected term in years	3.1
Risk-free interest rate (%)	1.0%
Weighted average expected volatility (%)	50.7%
Dividend yield (%)	0%

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

We recorded stock compensation expense of approximately $59,873 for these options during the year ended December 31, 2014.

On March 5, 2014, George Cardoza, our Chief Financial Officer was granted stock options to purchase 30,000 shares of the Company’s common stock at an exercise price per share of $3.45, which was the closing price per share on the date before the grant date. The stock options have a five year term and become 33% vested on each of the next three anniversaries of the grant date. The stock options were valued at $34,600 based on a trinomial lattice model with the following weighted average terms:

Expected term in years	3.0
Risk-free interest rate (%)	0.9%
Weighted average expected volatility (%)	48.9%
Dividend yield (%)	0%

We recorded stock compensation expense of approximately $16,000 for these options during the year ended December 31, 2014.

On March 5, 2014, Maher Albitar, our Chief Medical Officer was granted stock options to purchase 30,000 shares of the Company’s common stock at an exercise price per share of $3.45, which was the closing price per share on the date before the grant date. The stock options have a five year term and become 33% vested on each of the next three anniversaries of the grant date. Dr. Albitar works in our California laboratory location, and the State of California has certain regulations that prohibit the corporate practice of medicine. As a result of this regulation, Dr. Albitar is not an employee, but rather is a full-time consulting physician to NeoGenomics. Thus, these stock options are non-employee consultant options and as such are being revalued at the end of every reporting period. At December 31, 2014 these stock options were valued at $48,850 based on a trinomial lattice model with the following weighted average terms:

Expected term in years	3.0
Risk-free interest rate (%)	0.9%
Weighted average expected volatility (%)	48.9%
Dividend yield (%)	0%

We recorded stock compensation expense of approximately $24,000 for these options during the year ended December 31, 2014.

On April 22, 2013, Steven Ross, our Chief Information Officer was granted stock options to purchase 150,000 shares of the Company’s common stock at an exercise price per share of $3.93, which was the closing price per share on the last trading day prior to his start date. The stock options have a five year term and become 25% vested on each of the first four anniversaries of his start date. The stock options were valued at $192,000 based on a trinomial lattice model with the following weighted average terms:

Expected term in years	3.5
Risk-free interest rate (%)	0.5%
Weighted average expected volatility (%)	45%
Dividend yield (%)	0%

We recorded stock compensation expense of approximately $65,000 and $63,000 for these options during the years ended December 31, 2014 and 2013, respectively.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

On January 9, 2012, Dr. Maher Albitar, our Chief Medical Officer was granted stock options to purchase 250,000 shares of the Company’s common stock at an exercise price per share of $1.43, which was the closing price per share on the last trading day prior to his start date. The stock options have a five year term and become 25% vested on each of the first four anniversaries of his start date. The stock options also fully vest upon a change of control of the Company. Dr. Albitar works in our California laboratory location, and the State of California has certain regulations that prohibit the corporate practice of medicine. As a result of this regulation, Dr. Albitar is not an employee, but rather is a full-time consulting physician to NeoGenomics. Thus, these stock options are non-employee consultant options and as such are being revalued at the end of every reporting period. At December 31, 2014 these stock options were valued at $628,500 based on a trinomial lattice model with the following weighted average terms:

Expected term in years	2.8
Risk-free interest rate (%)	0.6%
Weighted average expected volatility (%)	53%
Dividend yield (%)	0%

We recorded stock compensation expense of approximately $200,000, $252,000 and $151,000 for these options during the years ended December 31, 2014, 2013 and 2012, respectively.

On February 14, 2012, Mr. VanOort, our Chief Executive Officer was granted supplemental non-qualified stock options to purchase 800,000 shares of common stock at an exercise price of $1.71 per share which have a five year term so long as Mr. VanOort remains an employee of the Company (the “Supplemental Options”). The Supplemental Options are scheduled to vest according to the passage of time with 200,000 shares vesting each year on the anniversary of the grant date for the first four years after the grant. The Supplemental Options are valued at $505,000 based on a trinomial lattice model with the following weighted average terms:

Expected term in years	3.8
Risk-free interest rate (%)	0.6%
Weighted average expected volatility (%)	52%
Dividend yield (%)	0%

We recorded stock compensation expense of $91,000, $155,000 and $210,000 for these options during the years ended December 31, 2014, 2013 and 2012, respectively. In the event of a change of control of the Company in which the consideration payable to common stockholders of the Company has a deemed value of at least $4.00 per share, any unvested portion of the Supplemental Options will immediately vest in full.

Employee Stock Purchase Plan

Effective January 1, 2007, the Company began sponsoring an Employee Stock Purchase Plan (“ESPP”), under which eligible employees may purchase Common Stock, by means of limited payroll deductions, at a 5% discount from the fair market value of the Common Stock as of specific dates. In accordance with ASC Topic 718-50 Compensation – Stock Compensation – Employee Share Purchase Plans, the ESPP is considered non-compensatory and does not require the recognition of compensation cost because the discount offered to employees does not exceed 5%. Shares issued pursuant to this plan were 90,285, 76,595 and 56,805 for the years ended December 31, 2014, 2013 and 2012, respectively.

Common Stock Warrants

From time to time, the Company issues warrants to purchase its common stock. These warrants have been issued for consulting services, in connection with the Company’s credit facilities and sales of its common stock, and in connection with employment agreements and for compensation to directors. These warrants are valued using an

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

option pricing model and using the volatility, market price, strike price, risk-free interest rate and dividend yield appropriate at the date the warrants were issued. Stock compensation costs recognized for the years ended December 31, 2014, 2013 and 2012 was approximately $51,000, $263,000 and $153,000, respectively.

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

On December 31, 2014 the Albitar Warrants were valued at approximately $505,000 based on a trinomial lattice model with the following terms:

Expected term in years	2.3
Risk-free interest rate (%)	0.5%
Weighted average expected volatility (%)	51.8%
Dividend yield (%)	0%

We recorded stock compensation expense of approximately $49,000, $231,000 and $135,000 for these warrants during the years ended December 31, 2014, 2013 and 2012, respectively.

On February 7, 2014, Gulfpointe Capital exercised 83,333 warrants to purchase shares of NeoGenomics common stock at an exercise price of $0.75 per share. The Company received proceeds of $62,500 from the exercise.

On March 12, 2014, Douglas M. VanOort exercised 375,000 warrants to purchase shares of NeoGenomics common stock at an exercise price of $1.05 per share. The Company received proceeds of $393,750 from the exercise. On March 16, 2014, 250,000 warrants issued to Douglas M. VanOort expired unvested because performance requirements were not met.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

For the year ended December 31, 2012, 650,000 warrants previously issued to members of our board of directors and 348,417 warrants issued in June 2007 as part of a common stock offering were exercised or expired as follows:

Type of Exercise	Warrant Shares	Exercise Price / Share	Cash Received	Common Stock Shares Issued
For cash	175,000	$1.50	$262,500	175,000
Cashless net exercise	725,000	$1.50	$—	75,066
Expired unexercised	98,417	$1.50	$—	—

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2011	2,156,750	$1.34
Granted	200,000	1.43
Exercised	(900,000)	1.50
Expired	(98,417)	1.50
Cancelled	—	—

Warrants outstanding, December 31, 2012	1,358,333	1.24
Granted	—	—
Exercised	—	—
Expired	—	—
Cancelled	—	—

Warrants outstanding, December 31, 2013	1,358,333	1.24
Granted	—	—
Exercised	(458,333)	1.00
Expired	(250,000)	1.05
Cancelled	—	0.00

Warrants outstanding, December 31, 2014	650,000	$1.48

Warrants exercisable at December 31, 2014	530,000	$1.49

The number and weighted average grant-date fair values of warrants non-vested at the beginning and end of 2014, as well as options granted, vested and forfeited during the year was as follows:

	Number of Warrants	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	575,000	$1.18
Granted in 2014	—	—
Vested in 2014	(205,000)	1.20
Forfeited in 2014	(250,000)	1.05

Non-vested at December 31, 2014	120,000	$1.43

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

The following table summarizes information on warrants outstanding on December 31, 2014:

Number outstanding	Exercise price	Issued	Expire
450,000	$1.50	5/3/2010	5/2/2017
200,000	$1.43	1/12/2012	1/12/2017

650,000	$1.48

NOTE I – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its laboratory and office facilities under non-cancelable operating leases. These operating leases expire at various dates through December 2017 and generally require the payment of real estate taxes, insurance, maintenance, utility and operating costs. The Company has approximately 49,000 square feet of office and laboratory space at our corporate headquarters in Fort Myers, Florida. In addition, we maintain laboratory and office space in West Sacramento, Fresno and Irvine, California, Nashville, Tennessee and Tampa, Florida.

The minimum aggregate future obligations under non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

Years ending December 31,
2015	$1,282
2016	928
2017	483

Total minimum lease payments	$2,693

Rent expense for the years ended December 31, 2014, 2013 and 2012 was approximately $1,705,000, $1,072,000 and $1,123,000, respectively and is included in costs of revenues and in general and administrative expenses, depending on the allocation of work space in each facility. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease.

Purchase Commitments

The Company has agreements in place to purchase a specified level of reagents from certain vendors. These purchase commitments expire at various dates through October 2019. The purchase commitments as of December 31, 2014 are as follows (in thousands):

Years ending December 31,
2015	$301
2016	301
2017	301
2018	293
2019	191

Total Purchase commitments	$1,387

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

Capital Lease Obligations

The Company’s capital lease obligations expire at various times through 2019 and the weighted average interest rates under such leases approximated 9.16% at December 31, 2014. Some of our leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value. Future minimum lease payments under capital lease obligations, including those described above are (in thousands):

Years ending December 31,
2015	$3,784
2016	3,191
2017	1,601
2018	518
2019 and thereafter	29

Total future minimum lease payments	9,123
Less amount representing interest	(642)

Present value of future minimum lease payments	8,481
Less current maturities	(3,224)

Obligations under capital leases – long term	$5,257

Property and equipment acquired under capital lease agreements (see Note C) are pledged as collateral to secure the performance of the future minimum lease payments above.

Employment Contracts

The agreements with our Chief Executive Officer, Chief Medical Officer, Chief Operating Officer, Chief Information Officer and Chief Financial Officer contain the following:

•	Clauses that allow for continuous automatic extensions of one year unless timely written notice terminating the contract is provided to such officers (as defined in the agreements).

•	Clauses that provide for accelerated vesting of the options granted pursuant to such agreements at the time of certain changes of control of the Company.

•	Clauses that provided for 6-12 months of severance benefits in the event that such officers are terminated without “cause” (as defined in the agreements) by the Company. The base salaries for these officers in 2015 are expected to approximate $1,717,000.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

On August 26, 2014 we repaid all outstanding amounts and terminated the facility. We paid Capital Source termination fees of $61,000 in connection with the termination. We also wrote off unamortized debt issuance costs of approximately $37,000.

NOTE K – RELATED PARTY TRANSACTIONS

Consulting Agreement

During 2014, 2013 and 2012, Steven Jones, a director of the Company, earned approximately $257,500, $254,500 and $207,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones is Chairman of the Compliance Committee. Mr. Jones also earned $177,500, $72,500 and $80,000 in corporate bonuses related to his consulting work in 2014, 2013 and 2012.

On May 3, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with Steven Jones (the “Consultant” or “Mr. Jones”) whereby Mr. Jones would continue to provide consulting services to the Company in the capacity of Executive Vice President of Finance. The Consulting Agreement has an initial term from May 3, 2010 through April 30, 2013, which initial term automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. In addition, the Company has the right to terminate the Consulting Agreement by giving written notice to the Consultant the year prior to the effective date of termination. The Consultant has the right to terminate the Consulting Agreement by giving written notice to the Company three months prior to the proposed termination date, provided, however, the Consultant is required to provide an additional three months of transition services to the Company upon reasonable request by the Company. The Consulting Agreement specifies an annual base retainer compensation of $180,000 per year, which was subsequently increased to $210,000 per year in April 2012. Mr. Jones annual compensation was increased to $250,000 on January 1, 2013. Mr. Jones annual compensation was increased to $260,000 in March 2014. Mr. Jones is also eligible to receive an annual cash bonus based on the achievement of certain performance metrics with a target of 30% of his base retainer. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the CEO of the Company and approved by the Board of Directors. On May 3, 2010, the Company also entered into a warrant agreement with the Consultant and it issued a warrant to purchase 450,000 shares of the Company’s common stock, which have all vested as of December 31, 2014.

NOTE L – RETIREMENT PLAN

We maintain a defined-contribution 401(k) retirement plan covering substantially all employees (as defined). Our employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. In addition, we match any employees’ contributions at the rate of 50% on the dollar up to a 4% employee contribution (2% Company match) of the respective employee’s salary. We made matching contributions of approximately $358,000, $275,000 and $220,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE M – EQUITY TRANSACTIONS

Public Offerings of Common Stock

In August 2014, the Company completed an offering of 8,050,000 shares of registered common stock, at a price of $4.60 per share, for gross proceeds of approximately $37.0 million. The Company received approximately $34.3 million in net proceeds after deducting underwriting fees and offering costs of approximately $2.7 million. The Company plans to use the net proceeds for working capital, capital expenditures and for general corporate purposes including potential acquisitions and the repayment of debt.

In March 2013, the Company completed an offering of 3,322,500 shares of registered common stock, at a price of $3.00 per share, for gross proceeds of $10.0 million. The Company received approximately $9.2 million in net proceeds after deducting underwriting fees and offering costs of approximately $0.8 million.

Restricted Stock Awards

On April 15, 2014, the Company granted 125,000 shares of restricted stock to Douglas M. VanOort. Such restricted shares vest on the third anniversary of the grant date so long as Mr. VanOort remains Chairman and Chief Executive Officer of the Company. The fair market value of the grant of restricted stock on award date was deemed to be $381,250 or $3.05 per share, which was the closing price of the Company’s common stock on the day before the grant as approved by the board of directors. We recorded approximately $91,000 of stock compensation expense for the year ended December 31, 2014 related to this restricted stock.

On April 15, 2014 the Company granted each of the four independent directors 3,000 shares of restricted stock for a total of 12,000 shares. Such restricted stock will vest ratably over each of the next four quarters so long as the director still serves as a member of the board of directors. The fair market value of each grant of restricted stock on award date was deemed to be $9,150 or $3.05 per share, which was the closing price of the Company’s common stock on the day before the grant as approved by the board of directors. We recorded approximately $36,000 of stock compensation expense for the year ended December 31, 2014 related to this restricted stock.

On October 27, 2014, the Company granted 1,500 shares of restricted stock to Bruce K. Crowther. Such restricted stock will vest over the next two quarters based on Mr. Crowther’s service on the board of directors. The fair market value of the grant on the award date was deemed to be $7,365 or $4.91 per share which was the closing price of the Company’s common stock on the day before the grant as approved by the board of directors. We recorded approximately $2,000 of stock compensation expense for the year ended December 31, 2014 related to this restricted stock.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

The number and weighted average grant date fair values of restricted stock non-vested at the beginning and end of 2014, 2013 and 2012, as well as stock awards granted, vested and forfeited during the year are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	90,000	$1.44
Granted in 2012	—	—
Vested in 2012	(50,000)	1.44
Forfeited in 2012	—	—

Nonvested at December 31, 2012	40,000	1.44
Granted in 2013	—	—
Vested in 2013	(32,000)	1.44
Forfeited in 2013	—	—

Nonvested at December 31, 2013	8,000	1.44
Granted in 2014	138,500	3.07
Vested in 2014	(18,125)	2.45
Forfeited in 2014	—

Nonvested at December 31, 2014	128,375	3.06

End of Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. As the acquisition of Path Labs LLC occurred in the third quarter of 2014, management has excluded, from its assessment of internal control over financial reporting, Path Labs operations and certain corporate controls that were significantly impacted by the acquisition from its assessment of internal control over financial reporting as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, and information required to be disclosed in our reports to the Commission, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions and decisions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. As the acquisition of Path Labs LLC occurred in the third quarter of 2014, management has excluded, from its assessment of internal control over financial reporting as of December 31, 2014. Path Labs LLC is a wholly-owned subsidiary of NeoGenomics, Inc. whose total assets and total revenue represented 9.9% and 5.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated and attested to in their report that is included in Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and as otherwise, set forth in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” and as otherwise set forth in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” and as otherwise set forth in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” and as otherwise set forth in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included under the caption “Independent Auditors” and as otherwise set forth in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K

Exhibit No.	Description of Exhibit	Location

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on February 10, 1999

3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2002	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.4	Amended and Restated Bylaws	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014

4.1	Amended and Restated Equity Incentive Plan effective as of March 3, 2009	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

4.2	Warrant Agreement dated January 6, 2012 between NeoGenomics, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

4.3	Stock Option Agreement between NeoGenomics, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.1	Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.2	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.3	Guaranty of NeoGenomics, Inc., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.4	Stock Pledge Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.5	Warrant Agreement issued to Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.6	Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.7	Amended and Restated Shareholders’ Agreement dated March 23, 2005 among NeoGenomics, Inc., a Nevada corporation, Michael Dent, Aspen Select Healthcare, LP, John Elliot, Steven Jones and Larry Kuhnert	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on November 28, 2008

10.8	Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.9	Registration Rights Agreement with Cornell Capital Partners, L.P. related to the Standby Equity Distribution dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.10	Placement Agent Agreement with Spartan Securities Group, Ltd., related to the Standby Equity Distribution dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.11	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.12	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.13	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.14	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.15	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.16	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.17	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.18	Agreement with Power3 Medical Products, Inc. regarding the Formation of Joint Venture & Issuance of Convertible Debenture and Related Securities	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC on April 2, 2007

10.19	Securities Purchase Agreement, dated April 17, 2007, by and between NeoGenomics, Inc. and Power3 Medical Products, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, as filed with the SEC on May 15, 2007

10.20	Convertible Debenture, dated April 17, 2007, issued by Power3 Medical Products, Inc. to NeoGenomics, Inc. in the principal amount of $200,000	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, as filed with the SEC on May 15, 2007

10.21	Letter Agreement, by and between NeoGenomics, Inc. and Noble International Investments, Inc.	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.22	Subscription Documents	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.23	Investor Registration Right Agreement	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.24†	Revolving Credit and Security Agreement, dated February 1, 2008, by and between NeoGenomics, Inc., a Nevada corporation, NeoGenomics, Inc., a Florida corporation, and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.25	Employment Agreement, dated March 12, 2008, between NeoGenomics, Inc. and Mr. Robert P. Gasparini	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.26	Employment Agreement, dated June 24, 2008, between NeoGenomics, Inc. and Mr. Jerome Dvonch	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.27	Common Stock Purchase Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.28	Registration Rights Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.29	Master Lease Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Florida corporation, and Leasing Technologies International Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.30	Guaranty Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Leasing Technologies International, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.31	First Amendment to Revolving Credit and Security Agreement, dated November 3, 2008, among NeoGenomics, Inc., a Florida corporation, NeoGenomics, Inc., a Nevada corporation, and CapitalSource Finance LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.32	Employment Agreement, dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.33	Subscription Agreement dated March 16, 2009 between the Douglas M. VanOort Living Trust and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.34	Warrant Agreement dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.35†	Second Amendment to Revolving Credit and Security Agreement, dated April 14, 2009, among NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.36	Common Stock Purchase Agreement, dated July 24, 2009, between NeoGenomics, Inc. and Abbott Laboratories	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.37	Registration Rights Agreement dated July 24, 2009 between NeoGenomics, Inc. and Abbott Laboratories	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 30, 2009

10.38	Employment Letter dated July 22, 2009 between NeoGenomics, Inc. and Grant Carlson	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.39†	Strategic Supply Agreement dated July 24, 2009, between NeoGenomics Laboratories, Inc. and Abbott Molecular Inc.	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.40	Amended and Restated Employment Agreement dated October 28, 2009 between NeoGenomics, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2009

10.41	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and George Cardoza	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.42	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and Jack G. Spitz	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.43	Third Amendment to Revolving Credit and Security Agreement dated March 26, 2011 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 29, 2010

10.44†	Amended and Restated Revolving Credit and Security Agreement dated April 26, 2011 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.45	Consulting Agreement dated May 3, 2010 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 4, 2010

10.46	Warrant Agreement dated May 3, 2010 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 4, 2010

10.47	Offer Letter between NeoGenomics Laboratories, Inc. and Marydawn Miller dated June 16, 2011	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.48	Offer Letter between NeoGenomics Laboratories, Inc. and Mark Smits dated July 26, 2011	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2010

10.49	Master Lease Agreement dated September 9, 2012 between the Company and Garic, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, as filed with the SEC on October 25, 2011

10.50	Medical Services Agreement dated January 6, 2012 between Albitar Oncology Consulting, LLC and NeoGenomics Laboratories, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.51	Letter Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.52	Confidentiality and Non-Competition Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.53	Confidentiality, Title to Work Product and Non-Solicitation Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.54	Master License Agreement, dated January 6, 2012, between NeoGenomics Laboratories, Inc. and Health Discovery Corporation	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.55	Stock Option Agreement, dated February 14, 2012, between NeoGenomics Laboratories, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 12, 2012

10.56	Second Amendment to Amended and Restated Credit and Security Agreement dated January 25, 2013 between NeoGenomics, Inc. and CapitalSource Finance LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 21, 2013

10.57	Purchase Agreement dated February 27, 2013 between NeoGenomics, Inc. and Craig Hallum Capital Group, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 28, 2013

10.58	Offer Letter between NeoGenomics Laboratories, Inc. and Steven Ross dated April 19, 2013	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2013

10.59	Confidentiality, Non-Solicitation and Non-Compete Agreement dated April 22, 2013 between NeoGenomics Laboratories, Inc. and Steven Ross	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2013

10.60	Third Amendment to Amended and Restated Credit and Security Agreement dated January 24, 2014 between NeoGenomics, Inc. and CapitalSource Finance LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 24, 2014

10.61	Membership Interest Purchase Agreement by and among NeoGenomics Laboratories, Inc., Path Labs, LLC, and Path Labs Holdings, LLC, dated July 8, 2014	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 11, 2014

10.62	Employment Agreement, dated September 18, 2014 by and between NeoGenomics, Inc. and Robert J. Shovlin	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 3, 2014

10.63	Confidentiality, Non-Solicitation and Non-Compete Agreement, dated September 18, 2014 by and between NeoGenomics, Inc. and Robert J. Shovlin	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 3, 2014

10.64	Charter of the Compliance Committee	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014

10.65	Charter of the Nominating and Corporate Governance Committee	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014

14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 20, 2011

21.1	Subsidiaries of NeoGenomics, Inc.	Provided herewith

23.1	Consent of Crowe Horwath, LLP	Provided herewith

23.2	Consent of Kingery & Crouse P.A.	Provided herewith

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders Equity (iv) the Consolidated Statements of Cash Flows and (v) related notes.	Provided herewith

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. The omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 3, 2015	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Douglas M. VanOort Douglas M. VanOort	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 3, 2015

/s/ Steven C. Jones Steven C. Jones	Executive Vice President, Finance and Director	March 3, 2015

/s/ George A. Cardoza George Cardoza	Chief Financial Officer (Principal Financial Officer)	March 3, 2015

/s/ Edwin F. Weidig III Edwin F. Weidig III	Director of Finance (Principal Accounting Officer)	March 3, 2015

/s/ Michael T. Dent Michael T. Dent, M.D.	Director	March 3, 2015

/s/ Kevin C. Johnson Kevin C. Johnson	Director	March 3, 2015

/s/ William J. Robison William J. Robison	Director	March 3, 2015

/s/ Raymond R. Hipp Raymond R. Hipp	Director	March 3, 2015

/s/ Bruce K. Crowther Bruce K. Crowther	Director	March 3, 2015