Form 10-K/A
period 2014-12-31
NEOGENOMICS INC
filed 2015-04-30
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of April 16, 2015: 60,350,750

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

NeoGenomics, Inc. (referred to individually as the “Parent Company” or collectively with its subsidiaries as “NeoGenomics”, “we”, “us”, “our” or the “Company” in this Form 10-K/A) filed its Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) on March 3, 2015, pursuant to which we incorporated by reference into Part III thereof portions of our proxy statement for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”) to be subsequently filed with the Securities and Exchange Commission (“SEC”). We hereby amend the Form 10-K to file such Part III information in this Form 10-K/A (the “Form 10-K/A”) rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K and all of its Items are hereby amended and restated in its entirety as set forth herein. In addition, in connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including in this amendment certifications of the Company’s officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of such certifications.

This Form 10-K/A makes reference to the date of the Form 10-K, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-K, or modified or updated the disclosures contained in the Form 10-K in any way other than as specifically set forth in this Form 10-K/A. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and other filings made by our company with the SEC subsequent thereto.

NEOGENOMICS, INC.

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT

For the Fiscal Year Ended December 31, 2014

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our members of the Board of Directors and other executives as of April 16, 2015:

Name	Age	Position

Board of Directors:

Douglas M. VanOort	59	Chairman of the Board of Directors and Chief Executive Officer,

Steven C. Jones	52	Executive Vice President of Finance, Chief Compliance Officer, Board Member

Dr. Michael T. Dent	50	Board Member

Kevin C. Johnson	60	Board Member

Raymond R. Hipp	72	Board Member

Bruce K. Crowther	63	Board Member

William J. Robison	79	Board Member

Other Executives:

George A. Cardoza	53	Chief Financial Officer

Dr. Maher Albitar	60	Chief Medical Officer and Director of Research and Development

Steven Brodie	54	Chief Scientific Officer

Robert J. Shovlin	44	Chief Operating Officer

Steven A. Ross	51	Chief Information Officer

Robert H. Horel	50	Vice President and General Manager of Path Logic

Jennifer Balliet	37	Vice President of Human Resources

Edwin F. Weidig III	45	Director of Finance and Principal Accounting Officer

Members of the Company’s Board of Directors are elected at the annual meeting of stockholders and hold office until their successors are elected. The Company’s officers are appointed by the Board of Directors and serve until their resignation or removal by the Board and are subject to employment agreements, if any, approved and ratified by the Board. None of the Company’s management members have familial relationships.

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

Steven Brodie, Ph.D. – Chief Scientific Officer

Mr. Brodie has served as the Chief Scientific Officer of NeoGenomics since April 2015. Dr. Brodie is also the Laboratory Director for our Fort Myers, FL lab facility, a role he has held since 2014. He also has served as our Director of Molecular Genetics and Cytogenetics since 2011. Prior to joining NeoGenomics, Dr. Brodie served as a Senior Director of Cytogenetics, Assistant Director of Molecular Genetics, and Scientific Director of Maternal Serum Screening at Quest Diagnostics (Specialty Laboratories) in Valencia Ca. In addition to his clinical responsibilities, he trained Pathology residents in genetic testing for Loma Linda University Medical Center as the Affiliate Rotation Director and the University of Southern California, Keck SOM as a Clinical Assistant Professor of Pathology. Prior to joining Quest Diagnostics, he held a variety of research and clinical positions at the National Institutes of Health, University of New Mexico School of Medicine, and the University of California Los Angeles David Geffen School of Medicine. Dr. Brodie was trained in Genetics at the Univesity of California Los Angeles/Cedar-Sinai Medical Center medical genetics training program. He received a Ph.D. in Biomedical Sciences from the University of New Mexico School of Medicine and Clinical Molecular Genetics and Cytogenetics training at the University of California Los Angeles. Dr. Brodie is Board Certified by the American Board of Medical Genetics and Genomics and holds Directors Licenses in California, Florida, Tennessee, and New York.

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

Steven A. Ross – Chief Information Officer

Mr. Ross has served as Chief Information Officer since April 2013. Prior to joining the Company, Mr. Ross served as Vice President Technology at Chico’s FAS, Inc. during the period from 2003 to 2013 where he participated in the direction of all information technology resource planning, budgeting, technology associate development coaching and operation initiatives for the $2.5 billion dollar global consumer products company. Mr. Ross has his Bachelor of Science from New Mexico State University.

Robert H. Horel – Vice President and General Manager of Path Logic

Mr Horel has served as Vice President and General Manager of Path Logic since October 2014. Mr. Horel had served as Vice President of Sales and Marketing from May 2012 to October 2014. Mr. Horel joined NeoGenomics in December 2006 and served as the Regional Sales Director for NeoGenomics’ Southeastern Region up to the time of his appointment as Vice President. Prior to joining NeoGenomics, Mr. Horel held sales and marketing positions of increasing prominence with Ventana Medical Systems (a developer, manufacturer and marketer of certain medical tests and instruments), US Labs (an anatomic pathology and genetic testing laboratory), and Radiometer America (a medical testing and instrumentation company). Mr. Horel graduated from the United States Naval Academy in 1987, earning a Bachelor of Science Degree with Distinction in Mechanical Engineering, and he served as a pilot in the US Navy before beginning his business career in 1998.

Jennifer Balliet – Vice President of Human Resources

Mrs. Balliet has served as Vice President of Human Resources since April 2015. Mrs. Balliet joined NeoGenomics in 2008 and has steadily increased her responsibilities and was previously serving as Director of Human Resources. During her time with NeoGenomics, she managed the Human Resources process as the Company grew from 100 employees to 450 employees. As Vice President of Human Resources, Mrs. Balliet has responsibility for all areas of our Human Resources including recruiting, training, development, compensation, incentive plans and organizational development. Mrs. Balliet received her B.S. degree in Psychology and M.S. degree in Business Management from the University of Florida.

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

•	Douglas M. VanOort, Chairman of the Board of Directors and Chief Executive Officer. Mr. VanOort has significant experience in the laboratory industry including experience obtained as Chairman of the Board of Directors and Chief Executive Officer of the Company and as Senior Vice President Operations for Quest Diagnostics, Incorporated. Mr. VanOort also has significant financial experience having served as Executive Vice President and CFO of Corning Life Sciences, Inc. and as an Operating Partner with a private equity firm and a Founding Partner of a venture capital firm. Mr. VanOort is an experienced executive officer and manager as illustrated by the above described positions and others included in the biographical information provided above.

•	Steven C. Jones, Executive Vice President of Finance, Board Member, and Chairman of the Compliance Committee. Mr. Jones has a background in investment banking and in investing in the healthcare industry. He has also served as Chief Financial Officer and Chief Executive Officer of various companies, including service to NeoGenomics from 2003 to 2009 as its Chief Financial Officer. Mr. Jones provides valuable experience to NeoGenomics with respect to strategic and financial matters.

•	Michael T. Dent, Board Member. Dr. Dent is the founder of the Company and his experience as a physician gives him valuable insight into the physician market. He is the only medical doctor on our Board of Directors. His experience with running a laboratory information system business also provides insight into technology that may be utilized by the Company.

•	Kevin C. Johnson, Board Member and Chairman of the Nominating and Corporate Governance Committee. Mr. Johnson spent the majority of his career in the laboratory business and was the CEO for Dianon Systems before it was sold to Laboratory Corporation of America. His experience as a CEO of a rapidly growing laboratory operating in a similar niche of our industry enables him to provide significant and valuable insights as to running a laboratory company and strategies we should pursue.

•	Raymond R. Hipp, Board Member and Chairman of the Audit Committee. Mr. Hipp has experience in mergers and acquisitions, information technology and as CEO of a company. Mr. Hipp fills an important role with the Company as the Chairman of the Audit Committee and as an audit committee financial expert. Mr. Hipp has valuable experience with the Audit Committee of Gardner Denver, Inc.

•	Bruce K. Crowther, Board Member. Mr. Crowther has experience in the healthcare industry and a strong knowledge of the hospital market having served as Chief Executive Officer of a healthcare system for over 23 years. His experience in this role allows him to provide insight into how the Company should manage the hospital market. He also has experience serving on the board of directors of other public companies.

•	William J. Robison, Board Member and Chairman of the Compensation Committee. Mr. Robison spent his entire 41 year career with Pfizer, Inc. which included a position as Executive Vice President and head of Worldwide Corporate Employee Resources and he was a member of the Company’s Corporate Management Committee. This experience makes Mr. Robison highly qualified to be the Chairman of our Compensation Committee. Mr. Robison has extensive health care knowledge and offers valuable insight and recommendations with respect to managing our sales-force, our personnel and compensation policies.

Corporate Governance

Director Independence. Under the NASDAQ Stock Market Rules, the Board has a responsibility to make an affirmative determination that those members of its Board that serve as independent directors do not have any relationships with the Company and its businesses that would impair their independence. In connection with these determinations, the Board reviews information regarding transactions, relationships and arrangements involving the Company and its businesses and each director that it deems relevant to independence, including those required by the NASDAQ Stock Market Rules.

The Board has determined that each of Mr. Johnson, Mr. Hipp, Dr. Dent, Mr. Crowther and Mr. Robison is independent. The Audit Committee and the Compensation Committee are each composed entirely of directors who are independent under the NASDAQ Stock Market Rules and the applicable rules of the United States Securities and Exchange Commission (the “SEC”).

Board Leadership Structure. Our Board does not have a policy on whether the offices of Chairman of the Board and Chief Executive Officer should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from among the independent directors. Our Board believes that it should have the flexibility to make these determinations at any given time in the way that it believes best to provide appropriate leadership for the Company at that time. Our Board has reviewed our current Board leadership structure in light of the composition of the Board, the Company’s size, the nature of the Company’s business, the regulatory framework under which the Company operates, and other relevant factors. Considering these factors, the Company has determined to have the same individual, Douglas VanOort, serve as Chief Executive Officer and Chairman of the Board. The Board does not have or appoint a lead independent director.

Board Role in Risk Oversight. The Board administers its risk oversight function directly and through the Audit Committee. The Board and the Audit Committee regularly discuss with management the Company’s major risk exposures, their potential financial impact on the Company, and the steps taken to monitor and control those risks.

Information Regarding Meetings and Committees of the Board

The Board. The Board met four (4) times for regular meetings during 2014. Four (4) of such meetings were regularly scheduled meetings and telephonic calls were held as needed. During 2014, each incumbent director attended 75% or more of the Board and applicable committee meetings for the periods during which each such director served. Directors are not required to attend annual meetings of our stockholders. We held an annual meeting of stockholders in 2014.

The Board currently has four (4) standing committees: the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee and the Compliance Committee.

Board Committees. The following table sets forth the current members of each standing Committee:

Director Name	Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee	Compliance Committee
Steven C. Jones				X (Chair)
Kevin C. Johnson	X	X (Chair)	X	X
William J. Robison		X	X (Chair)
Michael T. Dent				X
Raymond R. Hipp	X (Chair)	X	X
Bruce K. Crowther	X			X

Audit Committee. The Audit Committee functions pursuant to a written charter adopted by the Board, a copy of which may be found at our website www.neogenomics.com under the heading Investor relations. The Audit Committee is appointed by the Board to assist the Board with a variety of matters described in its charter, which include monitoring (1) the integrity of our financial statements, (2) the effectiveness of our internal control over financial reporting, (3) the qualifications and independence of our independent registered public accounting firm, (4) the performance of our independent registered public accounting firm and (5) our compliance with legal and regulatory requirements. The Audit Committee met thirteen (13) times during 2014. The formal report of the Audit Committee is set forth in this Form 10-K/A.

The Board has determined that Raymond Hipp is independent and an “audit committee financial expert” as such term is defined under applicable SEC rules.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee functions pursuant to a written charter adopted by the Board, a copy of which may be found at our website www.neogenomics.com under the heading Investor Relations. Our Nominating and Corporate Governance Committee is responsible for (1) reviewing and evaluating the size, composition, function and duties of the Board consistent with its needs; (2) establishing criteria for the selection of candidates to the Board and its committees, and identify individuals qualified to become Board members consistent with such criteria, including the consideration of nominees submitted by shareholders; (3) recommending to the Board, director nominees for election at the next annual or special meeting of shareholders at which directors are to be elected or to fill any vacancies or newly created directorships that may occur between such meetings; (4) recommending directors for appointment to Board committees; (5) making recommendations to the Board as to determinations of director independence; (6) overseeing the evaluation of the Board; (7) developing and recommending to the Board the Corporate Governance Guidelines for the Corporation and overseeing compliance with such Guidelines; and (8) monitoring significant developments in the law and practice of corporate governance and of the duties and responsibilities of directors of public companies. The Nominating and Corporate Governance Committee met one (1) time during 2014.

Compensation Committee. The Compensation Committee functions pursuant to a written charter adopted by the Board, a copy of which may be found at our website www.neogenomics.com under the heading Investor Relations. The Compensation Committee is responsible for discharging the Board’s responsibilities relating to compensation of our Chief Executive Officer and our other executive officers and has overall responsibility for approving and evaluating all of our compensation plans, policies and programs as they affect our executive officers. All of the members of the committee are independent directors within the meaning of the applicable NASDAQ Stock Market Rules. The Compensation Committee met ten (10) times during 2014.

Compliance Committee. Our Compliance Committee is responsible for monitoring and administering our compliance with applicable laws and regulations related to our provision of medical related services. The Compliance Committee met four (4) times during 2014.

Audit Committee Matters

Audit Committee Report

The Audit Committee operates under a written charter, which has been adopted by the Board. The Audit Committee charter governs the operations of the Audit Committee and sets forth its responsibilities, which include providing assistance to the Board with the monitoring of (1) the integrity of the Company’s financial statements, (2) the effectiveness of the Company’s internal control over financial reporting, (3) the qualifications and independence of the Company’s independent registered public accounting firm, (4) the performance of the Company’s independent registered public accounting firm and (5) the Company’s compliance with legal and regulatory requirements. It is not the duty of the Audit Committee to plan or conduct audits or to determine that the Company’s financial statements and disclosures are complete, accurate and have been prepared in accordance with generally accepted accounting principles and applicable rules and regulations. These responsibilities rest with management and the Company’s independent registered public accounting firm.

In fulfilling its responsibilities, the Audit Committee has reviewed and discussed the audited consolidated financial statements of the Company for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012 with management, and Crowe Horwath LLP., the Company’s independent registered public accounting firm for the 2014 fiscal year.

The Audit Committee has discussed with Crowe Horwath LLP. the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T. In addition, the Committee has received during the past fiscal year the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence and has discussed with Crowe Horwath LLP. its independence from the Company and its management.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements for the Company for the fiscal year ended December 31, 2014 be included in its Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the Securities and Exchange Commission.

Submitted by the Audit Committee of the Board.

Raymond R. Hipp (Chair)
Kevin C. Johnson
Bruce K. Crowther

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than ten percent (10%) of our outstanding common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with all copies of Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2014 all filing requirements were timely satisfied except that Douglas M. VanOort, Raymond R. Hipp, Kevin C. Johnson, Michael T. Dent and William J. Robison filed late Form 4 documents for dates during the year ended December 31, 2014.

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

Summary Compensation Table

Our compensation philosophy is to offer our executive officers compensation and benefits that are competitive and meet our goals of attracting, retaining and motivating highly skilled management, which is necessary to achieve our financial and strategic objectives and create long-term value for our stockholders. We believe the levels of compensation we provide should be competitive, reasonable and appropriate for our business needs and circumstances.

2014 Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned and accrued, in all capacities, during the fiscal years ended December 31, 2014, 2013 and 2012, by our Named Executive Officers (“NEOs”).

Name and Principal Position	Year	Salary		Bonus		Stock Award		Option Award (3)		Non- Equity Incentive Plan Compensation		Non- qualified Deferred Compensation Earnings		All Other Compensation		Total
Douglas M. VanOort (1)	2014		$441,346		$293,968		$91,000		$91,483		$11,189		$—		$—		$928,986
Chief Executive Officer and Chairman of the Board	2013 2012	$ $	425,000 410,000	$ $	132,000 203,000	$ $	— —	$ $	155,344 235,497	$ $	7,429 —	$ $	— —	$ $	— —	$ $	719,773 848,497

George A. Cardoza	2014		$266,539		$77,500		$—		$17,847		$6,758		$—		$—		$368,644
Chief Financial Officer	2013		$245,500		$60,000		$—		$15,716		$4,590		$—		$—		$325,806
	2012		$233,853		$65,000		$—		$34,915		$—		$—		$—		$333,768

Dr. Maher Albitar (2)	2014		$—		$131,000		$—		$249,692		$10,287		$—		$440,000		$830,979
Chief Medical Officer	2013 2012	$ $	— —	$ $	92,500 98,775	$ $	— —	$ $	482,519 286,349	$ $	7,640 —	$ $	— —	$ $	404,978 404,978	$ $	1,014,229 790,102

Steven A. Ross	2014		$254,250		$68,000		$—		$65,492		$6,446		$—		$—		$394,189
Chief Information Officer	2013 2012	$ $	156,923 —	$ $	30,000 —	$ $	— —	$ $	63,075 —	$ $	— —	$ $	— —	$ $	24,840 —	$ $	277,416 —

Robert J. Shovlin	2014		$68,750		$20,000		$—		$59,873		$1,450		$—		$—		$150,073
Chief Operating Officer	2013		$—		$—		$—		$—		$—		$—		$—		$—
	2012		$—		$—		$—		$—		$—		$—		$—		$—

Steven C. Jones	2014		$—		$177,500		$—		$—		$5,821		$—		$257,500		$440,821
Executive Vice President, Finance	2013 2012	$ $	— —	$ $	72,500 80,000	$ $	— —	$ $	— —	$ $	4,394 —	$ $	— —	$ $	250,000 207,500	$ $	326,894 287,500

(1)	See the Financial Statements, Note H of the Form 10-K for a description on the valuation methodology of stock option awards.
(2)	Dr. Albitar acts as a consultant to the Company in his role as Chief Medical Officer as a result of the California Corporate Practice of Medicine restriction. As a result all payments to him in that role are included in All Other Compensation. See Item 8, Note H of the Form 10-K for a description on the valuation methodology of stock option awards. Dr. Albitar was granted warrants to purchase 200,000 shares of common stock and the stock compensation expense related to these warrants has been included in option awards.
(3)	See the Financial Statements, Note H of the Form 10-K for a description on the valuation methodology of stock option and warrant awards for these Named Executive Officers.
(4)	Steven A. Ross was only an employee from April 2013 and his annual salary for 2013 would have been $240,000.
(5)	Robert J. Shovlin was only an employee from October 2014 and his annual salary for 2014 would have been $325,000.

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

On March 12, 2014 Mr. VanOort exercised 375,000 warrants to purchase shares of NeoGenomics common stock at an exercise price of $1.05 per share. On March 16, 2014 250,000 warrants expired unvested because performance requirements were not met.

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

On November 30, 2009, we entered into an employment agreement with George Cardoza, our Chief Financial Officer. The Employment Agreement has an initial term from November 30, 2009 through November 29, 2013, which initial term automatically renews for one year periods. The employment agreement specifies an initial base salary of $190,000/year, which was subsequently increased to $250,000 per year in April 2013. Mr. Cardoza is also entitled beginning with the year ended December 31, 2010 to receive cash bonuses for any given fiscal year in an amount equal to 30% of his base salary if he meets certain goals established by the CEO and approved by the Board of Directors. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the CEO of the Company and approved by the Board of Directors. In addition, Mr. Cardoza was granted 150,000 stock options at an exercise price of $1.55 and with a five year term so long as Mr. Cardoza remains an employee of the Company. These options are scheduled to vest according to the passage of time. Mr. Cardoza’s employment agreement also specifies that he is entitled to four weeks of paid vacation per year and other insurance benefits. In the event that Mr. Cardoza is terminated without cause by the Company, the Company has agreed to pay Mr. Cardoza’s base salary and maintain his benefits for a period of six months. On April 14, 2011 Mr. Cardoza was granted an additional option to purchase 100,000 shares of common stock at an exercise price of $1.46 per share. Such option has a five year term and vests 25,000 shares per year on the anniversary of the grant date for the first four years after the grant. On March 5, 2014 Mr. Cardoza was granted an additional option to purchase 30,000 shares of common stock at an exercise price of $3.45 per share. Such option has a five year term and vests 10,000 shares per year on the anniversary of the grant date for the first three years after the grant. In the event of a change of control of the Company, all of Mr. Cardoza’s unvested options shall immediately vest.

Grants of Plan Based Awards NEOs

The following table shows information regarding grants of non-equity and equity awards that we made during the fiscal year ended December 31, 2014 to each of the officers named in the Summary Compensation Table.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan ($) (2)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
		Threshold	Target	Maximum
Douglas M. VanOort Chief Executive Officer and Chairman of the Board	04/15/2014 FY 2014 Annual Bonus	—	240,125	336,175	125,000			381,250

George Cardoza Chief Financial Officer	03/05/2014 FY 2014 Annual Bonus	—	68,900	86,125		30,000	3.45	34,600

Dr. Maher Albitar Chief Medical Officer	03/05/2014 FY 2014 Annual Bonus	—	121,900	152,375		30,000	3.45	34,600

Steven A. Ross Chief Information Officer	FY 2014 Annual Bonus	—	65,521	85,178

Robert J. Shovlin Chief Operating Officer	10/13/2014 FY 2014 Annual Bonus	—	—	20,000		300,000	4.79	502.925

Steven C. Jones Executive Vice President Finance	FY 2014 Annual Bonus	—	68,900	93,015

(1)	Represents the grant date fair value calculated in accordance with FASB ASC Topic 718. Information regarding the assumptions used in the valuation of option awards can be found in the footnotes to our financial statements entitled Stock Options, Stock Purchase Plan and Warrants in the Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC. Our executive officers will not realize the value of these awards in cash unless these awards are exercised and the underlying shares are subsequently sold. See also our discussion of stock based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in the Form 10-K.
(2)	The FY14 Annual Bonus grant date of non-equity incentive plan awards sets forth the target and maximum of the amounts awarded as an annual bonus in fiscal 2014 under the management incentive plan. The actual amount earned is reflected in the Summary Compensation in the “Bonus” column.

Outstanding Equity Awards at Fiscal Year End

The Compensation Committee has been given the authority to set all performance metrics for the vesting of performance-based equity awards, and has the authority to adjust any target financial metrics used for such vesting if it deems it appropriate to do so. The following table sets forth information with respect to outstanding equity awards related to stock options held by our Named Executive Officers as of December 31, 2014:

	Outstanding Equity Awards at Fiscal Year End
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable		Equity Incentive Plan Awards- Number of Securities Underlying Unexercised & Unearned Options	Option Exercise Price	Option Expiration Date
Douglas M. VanOort	400,000	400,000	(1)	—	$1.71	2/13/2017
Chief Executive Officer and Chairman of the Board	1,000,000	—		—	$0.80	3/15/2016

George A. Cardoza	100,000	—		—	$1.46	04/14/2016
Chief Financial Officer	—	30,000	(1)	—	$3.45	03/05/2019

Steven A. Ross	37,500	112,500	(1)	—	$3.93	4/22/2018
Chief Information Officer

Robert J. Shovlin	—	300,000	(1)	—	$4.79	10/13/2019
Chief Operating Officer

Dr. Maher Albitar	125,000	125,000	(1)	—	1.55	1/8/2017
Chief Medical Officer	—	30,000	(1)	—	$3.45	03/05/2019

(1)	Please see Note H of the consolidated financial statements included in the Form 10-K for a vesting detail.

The following table sets forth information with respect to outstanding equity awards related to stock awards held by our Named Executive Officers as of December 31, 2014:

Name and Principal Position	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units Of Stock That Have Not Vested	Equity Incentive Plan Awards: Number Of Unearned Shares, Units Or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market Or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested
Douglas M. VanOort	125,000	$381,250	—	—
Chief Executive Officer and Chairman of the Board

Options Exercised

The options exercised by our NEOs during the fiscal year ended December 31, 2014 were as follows:

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise $
George A. Cardoza	130,000	$354,900
Chief Financial Officer

Director Compensation

Each of our non-employee directors is entitled to receive cash compensation. As of December 31, 2014 the reimbursement was as follows:

•	$11,250 for each calendar quarter served as director

•	$20,000 for each year for a Committee Chairman of the Audit and Compensation Committee

•	$10,000 for each year for a Committee Chairman of the Nominating and Corporate Governance Committee

•	$5,000 for each year for a Committee Member of the Audit, Compensation and the Compliance Committee

•	$2,500 for each year for a Committee Member of the Nominating and Corporate Governance Committee

We also reimburse our directors for travel expenses incurred in connection with attendance at Board and Board committee meetings. The following table provides information concerning the compensation of our non-employee directors for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash	Stock Awards	Warrant/ Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Michael T. Dent (2)	$52,500	$9,150	$—	$—	$—	$—	$61,650
Steven C. Jones (1)	—	—	—	—	—	440,821	440,821
Kevin C. Johnson (2)	57,500	9,150	—	—	—	—	66,650
William J. Robison (2)	61,875	9,150	—	—	—	—	71,025
Raymond R. Hipp (2)	61,875	9,150	—	—	—	—	71,025
Bruce K. Crowther (3)	—	7,365	—	—	—	—	7,365

(1)	Other compensation for Mr. Jones reflects his consulting compensation for serving as our Executive Vice President of Finance.
(2)	On April 15, 2014, the Company granted 3,000 shares of restricted stock to each of the four non-officer directors of the Company for a total of 12,000 restricted shares. These directors were elected by the shareholders and the stock award is for service on the Board of Directors only. Such restricted shares vest ratably over the next four quarters with 750 shares vesting at the end of each quarter, so long as each director remains a member of the Board of Directors. The fair market value of each grant of restricted stock on award date was deemed to be $9,150 or $3.05 per share, which was the closing price of the Company’s common stock on the day before the grant as approved by the Board of Directors.
(3)	On October 27, 2014 the Board granted 1,500 shares of restricted stock to Bruce K. Crowther. These shares will vest ratably over the next two quarters based on Mr. Crowther’s service on the Board of Directors. The fair market value of this grant on the award date was deemed to be $7,365 or $4.91 per share which was the closing price of the Company’s common stock on the date before the grant as approved by the Board of Directors.

Compensation Discussion and Analysis

Executive Compensation Philosophy

Our compensation philosophy is to offer our executive officers compensation and benefits that are competitive and meet our goals of attracting, retaining and motivating highly skilled management, which is necessary to achieve our financial and strategic objectives and create long-term value for our stockholders. We believe the levels of compensation we provide should be competitive, reasonable and appropriate for our business needs and circumstances.

Advisory Vote on Executive Compensation

The Company provides its stockholders with the opportunity to cast an annual vote on executive compensation. At the 2013 Annual Meeting of Stockholders held on June 6, 2013, 64.9% of the votes cast on the advisory vote on executive compensation proposal were in favor of our NEO compensation as described in the proxy statement for the 2013 Annual Meeting of Stockholders. The Compensation Committee reviewed these final vote results and took them into account when considering its compensation decisions for fiscal 2013. The Compensation Committee determined that given the leadership role of the NEOs in the Company’s continued steady performance the Company’s executive compensation program remains appropriate and no changes were necessary. However, the Compensation Committee continues to review our executive compensation program consistent with the compensation goals set forth herein and will continue to consider the outcome of the stockholder votes on the annual executive compensation proposal when making future decisions regarding our executive officers.

Process for Determining Executive Compensation

Our Compensation Committee reviews and approves the annual base compensation and other compensation of our NEOs. Our Compensation Committee also establishes and reviews the achievement of performance goals and other matters relating to the Annual Bonus Plans.

Base Compensation

Our base compensation philosophy is to offer our executive officers compensation and benefits that are competitive and meet our goals of attracting, retaining and motivating highly skilled management, which is necessary to achieve our financial and strategic objectives and create long-term value for our stockholders. We believe the levels of base compensation we provide should be competitive, reasonable and appropriate for our business needs and circumstances.

The base compensation of our NEOs is reviewed annually and changes to base salary are made pursuant to a review process and salary increase recommendations are made by the Chief Executive Officer and subsequently reviewed and approved by the Compensation Committee. Any changes to the Chief Executive Officer base salary are discussed and approved by the Compensation Committee.

Benefits

Our policy is to provide health benefits as well as access to our 401(k) Plan to which we contribute a match of 50% on the dollar up to a 4% employee contribution (2% Company match), to all of our employees including our NEOs.

Annual Bonus Plan and Goal Sharing Plan

The Compensation Committee adopts Annual Bonus Plans for each year which it believes incentivizes senior management to push to achieve operating results that the Compensation Committee believes will inure to the benefit of stockholders as well as management. Each Annual Bonus Plan provides goals which the Compensation Committee believes could only be achieved through extraordinary team efforts by senior management and that are designed to incentivize senior management to operate the Company in the most efficient manner possible. In developing the Annual Bonus Plan for each year, the Compensation Committee takes into consideration the economy in general and the goals of the Company that it wishes to reward, achieving our revenue goals, our Adjusted EBITDA goals and the successful completion of Company determined critical success factors. There are also some individual goals that are provided to each of our NEOs.

The NEOs also participate in a goal sharing plan which is available to all employees on a quarterly basis which has up to a 4.0% pay-out for achieving certain common goals defined for the business such as revenue goals, turnaround time metrics, cost per test goals, employee satisfaction and customer satisfaction goals. This plan has been disbanded for the current fiscal year of 2015 and the NEO’s will no longer participate in this goal sharing plan.

Tax Compliance Policy

Section 162(m) of the Code generally disallows a tax deduction to public corporations for compensation in excess of $1,000,000 paid for any fiscal year to a corporation’s chief executive officer and to the three other most highly compensated executive officers in office as of the end of the fiscal year, other than the chief financial officer. The statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. However, shareholder interests may at times be best served by not restricting the Compensation Committee’s discretion and flexibility in developing compensation programs, even though the programs may result in non-deductible compensation expenses. Accordingly, the Compensation Committee may from time to time approve elements of compensation for certain officers that are not fully deductible.

Compensation Committee Interlocks

During the fiscal year ended December 31, 2014, the members of the Company’s Compensation Committee were:

William J. Robison—Chairman

Raymond R. Hipp

Kevin C. Johnson

No member of the Compensation Committee was an officer or employee of the Company during the fiscal year ended December 31, 2014.

Compensation Committee Report

The members of the Company’s Compensation Committee hereby state:

We have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with the Company’s management, and based on such review and discussions, we have recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee

By:	William J. Robison, Chairman
Kevin C. Johnson Raymond R. Hipp

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 16, 2015, with respect to each person, each director and officer of the Company and all directors and executive officers of the Company as a group known by the Company to own beneficially more than five percent (5%) of the Company’s outstanding common stock. The Company has no other class of equity securities outstanding other than common stock.

Title of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership (1)	Percent Of Class (1)
Common	Aspen Select Healthcare, LP (2) 1740 Persimmon Drive, Suite 100 Naples, Florida 34109	5,881,637	9.7%
Common	Steven C. Jones (3) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd., Suite 5 Fort Myers, FL 33913	7,128,266	11.7%
Common	Michael T. Dent, M.D. (4) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd., Suite 5 Fort Myers, FL 33913	1,821,650	3.0%
Common	Douglas M. VanOort (5) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd., Suite 5 Fort Myers, FL 33913	2,912,600	4.7%
Common	Raymond R. Hipp c/o NeoGenomics, Inc. 12701 Commonwealth Blvd., Suite 5 Fort Myers, FL 33913	264,794	*
Common	Kevin C. Johnson c/o NeoGenomics, Inc. 12701 Commonwealth Blvd., Suite 5 Fort Myers, FL 33913	95,747	*
Common	William J. Robison (6) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd., Suite 5 Fort Myers, FL 33913	173,793	*
Common	Bruce K. Crowther (7) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd., Suite 5 Fort Myers, FL 33913	3,580	*
Common	Steven Brodie (8) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd., Suite 5 Fort Myers, FL 33913	77,814	*
Common	George A. Cardoza (9) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd., Suite 5 Fort Myers, FL 33913	251,089	*
Common	Maher Albitar, M.D. (10) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd., Suite 5 Fort Myers, FL 33913	340,992	*

Title of Class	Name And Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership (1)	Percent Of Class (1)
Common	Robert J. Shovlin (11) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd., Suite 5 Fort Myers, FL 33913	—	*
Common	Robert Horel (12) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd., Suite 5 Fort Myers, FL 33913	38,718	*
Common	Steven A. Ross (13) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd., Suite 5 Fort Myers, FL 33913	79,500	*
Common	Jennifer Balliet (14) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd., Suite 5 Fort Myers, FL 33913	23,383	*
Common	Edwin Weidig III (15) c/o NeoGenomics, Inc. 12701 Commonwealth Blvd., Suite 5 Fort Myers, FL 33913	21,667	*
Common	Directors and Officers as a Group (16)	13,020,848	20.7%
Common	1837 Partners, LP., 1837 Partners, QP,LP., and 1837 Partner Ltd. (1837 RMB Managers, LLC and affiliates) 115 South LaSalle St., 34th Floor Chicago, IL 60603 (17)	4,521,197	7.5%
Common	Artisan Partners Limited Partnership 875 East Wisconsin Avenue, Suite 800 Milwaukee, WI 53202	3,410,938	5.7%

*	Less than one percent (1%)
(1)	The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within sixty (60) days of April 16, 2015, through the exercise of any stock option or other right. As of April 16, 2015 60,350,750 shares of the Company’s common stock were outstanding.
(2)	Aspen Select Healthcare, LP (Aspen) has direct ownership of 3,500,000 shares. Also includes 2,381,637 shares to which Aspen has received a voting proxy. The general partner of Aspen is Medical Venture Partners, LLC, an entity controlled by Steven C. Jones.
(3)	Steven C. Jones, Executive Vice President – Finance and director of the Company, has direct ownership of 311,251 shares and warrants exercisable within sixty (60) days of April 16, 2015 to purchase an additional 450,000 shares. Totals for Mr. Jones also include (i) 212,745 shares owned by Aspen Opportunity Fund, LP, an investment partnership that Mr. Jones controls, (ii) 50,476 shares owned by Jones Network, LP, a family limited partnership that Mr. Jones controls, (iii) 190,000 shares owned by the Steven & Carisa Jones Defined Benefit Pension Plan & Trust, and (iv) 32,157 shares held in certain individual retirement and custodial accounts. In addition, as the Managing Member of the general partner of Aspen, he has the right to vote all shares controlled by Aspen, thus all Aspen shares have been added to his total (see Note 2).

(4)	Michael T. Dent, M.D. is a director of the Company. Dr. Dent’s beneficial ownership includes 1,384,150 shares held in trusts for the benefit of Dr. Dent’s spouse and children (of which Dr. Dent and his attorney are the sole trustees). Dr. Dent’s beneficial ownership also includes 437,500 shares owned directly by Dr. Dent or jointly with his spouse.
(5)	Douglas M. VanOort, the Chairman and CEO of the Company, has direct ownership of 1,125,100 shares and options exercisable within sixty days of April 16, 2015 to purchase 1,600,000 shares. Totals for Mr. VanOort include 187,500 shares owned by Conundrum Capital L.P. a partnership for which Mr. VanOort is a managing member.
(6)	William J. Robison, a director of the Company, has direct ownership of 173,793 shares.
(7)	Bruce K. Crowther, a director of the Company, has direct ownership of 3,580 shares.
(8)	Steven Brodie, Chief Scientific Officer, has direct ownership of 4,482 shares and options exercisable within sixty (60) days of April 16, 2015 to purchase 73,332 shares.
(9)	George A. Cardoza, Chief Financial Officer, has direct ownership of 141,089 shares and options exercisable within sixty (60) days of April 16, 2015 to purchase 110,000 shares.
(10)	Dr. Maher Albitar, Chief Medical Officer, has direct ownership of 63,492 shares, 80,000 warrants are exercisable within sixty (60) days of April 16, 2015 and 197,500 options are exercisable within sixty (60) days of April 16, 2015.
(11)	Robert J. Shovlin, Chief Operating Officer, has direct ownership of no shares and has no options exercisable within sixty (60) days of April 16, 2015.
(12)	Robert Horel, Vice President and General Manager of Path Logic, has options exercisable within 60 days of April 16, 2015 to purchase 38,718 shares.
(13)	Steven A. Ross, Chief Information Officer, has direct ownership of 4,500 shares and options exercisable within 60 days of April 16, 2015 to purchase 75,000 shares.
(14)	Jennifer Balliet, Vice President Human Resources, has direct ownership of 465 shares and options exercisable within 60 days of April 16, 2015 to purchase 22,918 shares.
(15)	Edwin F. Weidig, III, Principal Accounting Officer, has options exercisable within 60 days of April 16, 2015 to purchase 21,667 shares.
(16)	The total number of shares listed eliminates double counting of shares that may be beneficially attributable to more than one person.
(17)	1837 RMB Managers, LLC and its affiliates have direct ownership of 4,521,197 shares. 1837 RMB Managers, LLC acts as the general partner and makes all the investment decisions for 1837 Partners LP., 1837 Partners QP, LP and 1837 Partners LTD who own the shares listed. Shares listed also include amounts owned personally by affiliates of RMB Managers, LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Consulting Agreement

During 2014, 2013 and 2012, Steven Jones, a director of the Company, earned approximately $257,500, $254,500 and $207,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also earned $177,500, $72,500 and $80,000 in corporate bonuses related to his consulting work in 2014, 2013 and 2012. Mr. Jones is a member of the Board of Directors Compliance Committee.

On May 3, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with Steven Jones whereby Mr. Jones would continue to provide consulting services to the Company in the capacity of Executive Vice President of Finance. The Consulting Agreement has an initial term from May 3, 2010 through April 30, 2013, which initial term automatically renews for additional one (1) year periods unless either party provides notice of termination at least three (3) months prior to the expiration of the initial term or any renewal term. In addition, the Company has the right to terminate the Consulting Agreement by giving written notice to Mr. Jones one (1) year prior to the effective date of termination. Mr. Jones has the right to terminate the Consulting Agreement by giving written notice to the Company three (3) months prior to the proposed termination date, provided, however, the Mr. Jones is required to provide an additional three (3) months of transition services to the Company upon reasonable request by the Company. The Consulting Agreement specifies an annual base retainer compensation of $180,000 per year, which was subsequently increased to $200,000 per year in February 2011 and to $210,000 per year in April 2012. In January 2013 Mr. Jones annual retainer was increased to $250,000 per year. Mr. Jones is also eligible to receive an annual cash bonus based on the achievement of certain performance metrics with a target of thirty percent (30%) of his base retainer. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the our Chief Executive Officer and approved by the Board of Directors.

The Company also agreed that it would issue to Mr. Jones a warrant to purchase 450,000 shares of the Company’s common stock. The warrant has a seven year term, an exercise price of $1.50 per share, the ability to do a cashless net exercise, and a vesting schedule as follows:

i)	225,000 of such warrant shares vested immediately which included recognition for cumulative achievements for the Company by Mr. Jones; and

ii)	112,500 of such warrant shares vested according to the passage of time, with 4,687 warrant shares vesting on the last day of each calendar month for twenty-three (23) months, beginning with the month ended May 31, 2011 and continuing until the month ending March 31, 2012 and 4,699 warrant shares vested on April 30, 2012.

iii)	112,500 of such warrant shares vested based on the Company meeting certain financial goals.

As of December 31, 2014 all 450,000 warrants were fully vested.

The Consulting Agreement also provides that the vesting schedule of such warrant shall also specify that any unvested warrant shares shall vest upon the occurrence of a change of control.

Sale of Securities

Between January 10, 2011 and January 12, 2011, the Company entered into subscription agreements with certain investors (the “Investors”) pursuant to which the Company sold to the Investors an aggregate of 2,001,667 shares of our common stock, at a price of $1.50 per share (the “Common Stock Financing”). In connection with the Common Stock Financing, we also entered into registration rights agreements with the Investors.

The Investors included, among others: (i) the Douglas M. VanOort Living Trust (of which Douglas VanOort, Chief Executive Officer and Chairman of the Board, is affiliated); (ii) the Steven and Carisa Jones Defined Benefit Pension Plan & Trust (of which Steven Jones, Executive Vice President — Finance and a director of the Company, is affiliated); (iii) The George A. Cardoza Family Trust (of which George Cardoza, the Company’s Chief Financial Officer, is affiliated); (iv) Mark W. Smits (who was previously the Company’s Vice President of Sales and Marketing); and (v) Kevin C. Johnson (who is a director of the Company).

Corporate Policies as to Related Party Transactions

The Company reviews related party transactions. Related party transactions are transactions that involve the Company’s directors, executive officers, director nominees, 5% or more beneficial owners of the Company’s common stock, immediate family members of these persons, or entities in which one of these persons has a direct or indirect material interest. Transactions that are reviewed as related party transactions by the Company are transactions that involve amounts that would be required to be disclosed in our filings under SEC regulations and certain other similar transactions. Pursuant to the Company’s Code of Ethics, employees and directors have a duty to report any potential conflicts of interest to the appropriate level of management or legal counsel as appropriate in the circumstances. The Company evaluates these reports along with responses to the Company’s annual director and officer questionnaires for any indication of possible related party transactions. If a transaction is deemed by the Company to be a related party transaction, the information regarding the transaction is reviewed and subject to approval by our Board. The Company makes efforts to ensure that any related party transaction is on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

Summarized below is the aggregate amount of various professional fees billed by our principal accountants Crowe Horwath LLP. with respect to our last two fiscal years:

	2014	2013
Audit fees	$190,000	$—
Audit Related Fees	—	—
Tax Fees	—	—
All other fees	53,500	—

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, including the estimated fees and other terms of any such engagement.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of the Form 10-K.

Exhibit No.	Description of Exhibit	Location

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on February 10, 1999

3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2002	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.4	Amended and Restated Bylaws	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014

4.1	Amended and Restated Equity Incentive Plan effective as of March 3, 2009	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

4.2	Warrant Agreement dated January 6, 2012 between NeoGenomics, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

4.3	Stock Option Agreement between NeoGenomics, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.1	Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.2	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.3	Guaranty of NeoGenomics, Inc., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.4	Stock Pledge Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

Exhibit No.	Description of Exhibit	Location

10.5	Warrant Agreement issued to Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.6	Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.7	Amended and Restated Shareholders’ Agreement dated March 23, 2005 among NeoGenomics, Inc., a Nevada corporation, Michael Dent, Aspen Select Healthcare, LP, John Elliot, Steven Jones and Larry Kuhnert	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on November 28, 2008

10.8	Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.9	Registration Rights Agreement with Cornell Capital Partners, L.P. related to the Standby Equity Distribution dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.10	Placement Agent Agreement with Spartan Securities Group, Ltd., related to the Standby Equity Distribution dated June 6, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2005

10.11	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.12	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.13	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.14	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.15	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.16	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

Exhibit No.	Description of Exhibit	Location

10.17	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.18	Agreement with Power3 Medical Products, Inc. regarding the Formation of Joint Venture & Issuance of Convertible Debenture and Related Securities	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the SEC on April 2, 2007

10.19	Securities Purchase Agreement, dated April 17, 2007, by and between NeoGenomics, Inc. and Power3 Medical Products, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, as filed with the SEC on May 15, 2007

10.20	Convertible Debenture, dated April 17, 2007, issued by Power3 Medical Products, Inc. to NeoGenomics, Inc. in the principal amount of $200,000	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, as filed with the SEC on May 15, 2007

10.21	Letter Agreement, by and between NeoGenomics, Inc. and Noble International Investments, Inc.	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.22	Subscription Documents	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.23	Investor Registration Right Agreement	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.24†	Revolving Credit and Security Agreement, dated February 1, 2008, by and between NeoGenomics, Inc., a Nevada corporation, NeoGenomics, Inc., a Florida corporation, and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.25	Employment Agreement, dated March 12, 2008, between NeoGenomics, Inc. and Mr. Robert P. Gasparini	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.26	Employment Agreement, dated June 24, 2008, between NeoGenomics, Inc. and Mr. Jerome Dvonch	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.27	Common Stock Purchase Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.28	Registration Rights Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Fusion Capital Fund II, LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.29	Master Lease Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Florida corporation, and Leasing Technologies International Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.30	Guaranty Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Leasing Technologies International, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.31	First Amendment to Revolving Credit and Security Agreement, dated November 3, 2008, among NeoGenomics, Inc., a Florida corporation, NeoGenomics, Inc., a Nevada corporation, and CapitalSource Finance LLC	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.32	Employment Agreement, dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.33	Subscription Agreement dated March 16, 2009 between the Douglas M. VanOort Living Trust and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.34	Warrant Agreement dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.35†	Second Amendment to Revolving Credit and Security Agreement, dated April 14, 2009, among NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.36	Common Stock Purchase Agreement, dated July 24, 2009, between NeoGenomics, Inc. and Abbott Laboratories	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.37	Registration Rights Agreement dated July 24, 2009 between NeoGenomics, Inc. and Abbott Laboratories	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 30, 2009

10.38	Employment Letter dated July 22, 2009 between NeoGenomics, Inc. and Grant Carlson	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.39†	Strategic Supply Agreement dated July 24, 2009, between NeoGenomics Laboratories, Inc. and Abbott Molecular Inc.	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.40	Amended and Restated Employment Agreement dated October 28, 2009 between NeoGenomics, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2009

10.41	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and George Cardoza	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.42	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and Jack G. Spitz	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.43	Third Amendment to Revolving Credit and Security Agreement dated March 26, 2010 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 29, 2010

10.44†	Amended and Restated Revolving Credit and Security Agreement dated April 26, 2011 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.45	Consulting Agreement dated May 3, 2010 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 4, 2010

10.46	Warrant Agreement dated May 3, 2010 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 4, 2010

10.47	Offer Letter between NeoGenomics Laboratories, Inc. and Marydawn Miller dated June 16, 2010	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.48	Offer Letter between NeoGenomics Laboratories, Inc. and Mark Smits dated July 26, 2010	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2010

10.49	Master Lease Agreement dated September 9, 2011 between the Company and Garic, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, as filed with the SEC on October 25, 2011

10.50	Medical Services Agreement dated January 6, 2012 between Albitar Oncology Consulting, LLC and NeoGenomics Laboratories, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.51	Letter Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.52	Confidentiality and Non-Competition Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.53	Confidentiality, Title to Work Product and Non-Solicitation Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.54	Master License Agreement, dated January 6, 2012, between NeoGenomics Laboratories, Inc. and Health Discovery Corporation	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.55	Stock Option Agreement, dated February 14, 2012, between NeoGenomics Laboratories, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 12, 2012

10.56	Second Amendment to Amended and Restated Credit and Security Agreement dated January 25, 2013 between NeoGenomics, Inc. and CapitalSource Finance LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 21, 2013

10.57	Purchase Agreement dated February 27, 2013 between NeoGenomics, Inc. and Craig Hallum Capital Group, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 28, 2013

10.58	Offer Letter between NeoGenomics Laboratories, Inc. and Steven Ross dated April 19, 2013	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2013

10.59	Confidentiality, Non-Solicitation and Non-Compete Agreement dated April 22, 2013 between NeoGenomics Laboratories, Inc. and Steven Ross	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2013

10.60	Third Amendment to Amended and Restated Credit and Security Agreement dated January 24, 2014 between NeoGenomics, Inc. and CapitalSource Finance LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 24, 2014

10.61	Membership Interest Purchase Agreement by and among NeoGenomics Laboratories, Inc., Path Labs, LLC, and Path Labs Holdings, LLC, dated July 8, 2014	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 11, 2014

10.62	Employment Agreement, dated September 18, 2014 by and between NeoGenomics, Inc. and Robert J. Shovlin	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 3, 2014

10.63	Confidentiality, Non-Solicitation and Non-Compete Agreement, dated September 18, 2014 by and between NeoGenomics, Inc. and Robert J. Shovlin	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 3, 2014

10.64	Charter of the Compliance Committee	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014

10.65	Charter of the Nominating and Corporate Governance Committee	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014

14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 20, 2011

21.1	Subsidiaries of NeoGenomics, Inc.	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 3, 2015

23.1	Consent of Crowe Horwath, LLP	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 3, 2015

23.2	Consent of Kingery & Crouse P.A.	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 3, 2015

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders Equity (iv) the Consolidated Statements of Cash Flows and (v) related notes.	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 3, 2015

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. The omitted information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2015	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chief Executive Officer

	By:	/s/ George A. Cardoza
	Name:	George A. Cardoza
	Title:	Chief Financial Officer