Form 10-Q
period 2015-03-31
NEOGENOMICS INC
filed 2015-05-11
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

As of May 5, 2015, the registrant had 60,368,672 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories” or the “Subsidiary”) and Path Labs LLC, a Delaware Limited Liability Corporation (“Path Logic”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 3, 2015.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,248	$33,689
Accounts receivable (net of allowance for doubtful accounts of $4,079 and $4,180 respectively)	21,484	20,475
Inventories	2,595	2,616
Deferred income tax asset, net	821	821
Other current assets	1,183	1,141

Total current assets	57,331	58,742

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $21,406 and $19,822 respectively)	16,640	15,082

INTANGIBLE ASSETS, NET	4,119	4,212
GOODWILL	2,929	2,929
OTHER ASSETS	139	141

TOTAL ASSETS	$81,158	$81,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,465	$6,294
Accrued compensation	3,394	3,897
Accrued expenses and other liabilities	1,237	1,208
Short-term portion of equipment capital lease obligations	3,759	3,224

Total current liabilities	13,855	14,623

LONG-TERM LIABILITIES
Long-term portion of equipment capital lease obligations	6,327	5,257
Deferred income tax liability, net	821	821

Total long-term liabilities	7,148	6,078

TOTAL LIABILITIES	21,003	20,701

COMMITMENTS AND CONTINGENCIES (SEE NOTE G) STOCKHOLDERS’ EQUITY

Common stock, $.001 par value, (100,000,000 shares authorized; 60,335,279 and 60,242,818 shares issued and outstanding, respectively)	60	60
Additional paid-in capital	80,262	79,751
Accumulated deficit	(20,167)	(19,406)

Total stockholders’ equity	60,155	60,405

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,158	$81,106

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014

NET REVENUE	$23,026	$18,182

COST OF REVENUE	13,482	9,473

GROSS MARGIN	9,544	8,709

OPERATING EXPENSES
General and administrative	6,522	5,054
Research and development	669	628
Sales and marketing	2,914	2,633

Total operating expenses	10,105	8,315

(LOSS) INCOME FROM OPERATIONS	(561)	394

INTEREST AND OTHER EXPENSE - NET	195	265

(LOSS) INCOME BEFORE INCOME TAXES	(756)	129

INCOME TAXES	5	27

NET (LOSS) INCOME	$(761)	$102

NET (LOSS) INCOME PER SHARE - Basic	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic	60,277	49,277

NET (LOSS) INCOME PER SHARE – Diluted	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Diluted	60,277	53,469

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(761)	$102
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Bad debt expense	602	884
Amortization of intangibles	93	56
Depreciation and amortization of property and equipment	1,586	1,151
Amortization of debt issue costs	—	12
Stock-based compensation – options and restricted stock	342	89
Stock-based compensation – warrants	59	(5)
Changes in assets and liabilities, net:
Accounts receivable, net of write-offs	(1,610)	(1,492)
Inventories	21	298
Other current assets	(42)	192
Other assets	1	(25)
Accounts payable and other liabilities	(1,078)	(237)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(787)	1,025

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(842)	(883)

NET CASH USED IN INVESTING ACTIVITIES	(842)	(883)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facility, net	—	583
Repayments of capital lease obligations	(921)	(772)
Issuance of common stock for the exercise of options, warrants and ESPP shares	109	598

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(812)	409

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,441)	551
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,689	4,834

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,248	$5,385

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$212	$254

Income taxes paid	$5	$159

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital lease obligations	$2,525	$1,693

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

NOTE A — NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These accompanying interim consolidated financial statements include the accounts of the Parent and its subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying interim consolidated financial statements.

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these accompanying interim consolidated financial statements. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 3, 2015.

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

NOTE B — RECENTLY ADOPTED AND RECENTLY ISSED ACCOUNTING GUIDANCE

Adopted

On January 1, 2015, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. The adoption of these changes had no impact on the accompanying interim consolidated financial statements. This guidance will need to be considered in the event the Company initiates a disposal transaction.

Issued

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The changes eliminate the concept of an extraordinary item and, therefore, the presentation of such items will no longer be required. These changes become effective for the Company on January 1, 2016. Management has determined that the adoption of these changes will not have an impact on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issue Costs. The changes require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. These changes become effective for the Company on January 1, 2016. Management has determined that the adoption of these changes will not have a material impact on the consolidated financial statements.

NOTE C — ACQUISITIONS

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

The following table summarizes the final amounts for the fair values of the assets acquired and liabilities assumed at the acquisition date of July 8, 2014 (in thousands):

July 8, 2014
Current assets, including cash and cash equivalents	$1,722
Property, plant and equipment	577
Identifiable intangible assets – customer relationships	1,930
Long term deposits	28
Goodwill	2,929

Total assets acquired	7,186
Current liabilities	(1,180)
Long-term liabilities	(98)

Net assets acquired	$5,908

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The measurement period adjustments were complete as of December 31, 2014.

Acquired intangible assets of $1.93 million consist of customer relationships which are being amortized over thirteen years. We recorded approximately $37,000 of amortization expense for the three months ended March 31, 2015.

The estimated amortization expense related to the acquired intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2015 is as follows (in thousands):

Year Ending December 31,
Remainder of 2015	$111
2016	148
2017	148
2018	148
2019	148
2020	148
Thereafter	971

Total	$1,822

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

Three Months Ended March 31, 2014

Revenue	$20,529
Net (loss)	(566)
(Loss) per share
Basic	$(0.01)
Diluted	$(0.01)

The unaudited pro forma consolidated results have been prepared by adjusting our historical results to include the Acquisition as if it occurred on January 1, 2013. These unaudited pro forma consolidated historical results were then adjusted for the following:

•	a net reduction in amortization expense during the three months ended March 31, 2014 due to decreased intangible assets recorded related to the acquisition,

•	a net reduction in interest expense during the three months ended March 31, 2014 as we did not acquire the existing debt from the acquisition offset by our interest expense on net borrowings under capital leases and notes payable,

•	a net reduction in depreciation expense during the three months ended March 31, 2014 due to decreased fixed asset values recorded related to the acquisition,

•	a net reduction in general and administrative expenses for the three months ended March 31, 2014 to remove the management fees from the private equity company and the Chief Executive Officer’s salary from the results,

•	a net reduction to adjust for the tax effect of the losses that were acquired which is based on an estimate of the state income taxes and federal alternate minimum tax which would not be required based on the losses for all periods.

As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

NOTE D — INTANGIBLE ASSETS

Intangible assets as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	Amortization Period	March 31, 2015
		COST	Accumulated Amortization	Net

Customer Relationships	156 months	$1,930	$108	$1,822

Support Vector Machine (SVM) technology	108 months	500	181	319

Laboratory developed test (LDT) technology	164 months	1,482	324	1,158

Flow Cytometry and Cytogenetics technology	202 months	1,000	180	820

Total		$4,912	$793	$4,119

	Amortization Period	December 31, 2014
		COST	Accumulated Amortization	Net

Customer Relationships	156 months	$1,930	$71	$1,859

Support Vector Machine (SVM) technology	108 months	500	167	333

Laboratory developed test (LDT) technology	164 months	1,482	297	1,185

Flow Cytometry and Cytogenetics technology	202 months	1,000	165	835

Total		$4,912	$700	$4,212

We recorded approximately $93,000 and $56,000 in straight-line amortization expense of intangibles in the three months ended March 31, 2015 and 2014, respectively. The Company recorded amortization expense from customer relationships as a general and administrative expense. We will continue to record the amortization of the Support Vector Machine (SVM) technology, the Laboratory developed tests (LDT) technology and the Flow Cytometry and Cytogenetics technology intangibles as a research and development expense until the time that we have products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2015 is as follows (in thousands):

Year Ending December 31,
Remainder of 2015	$278
2016	371
2017	371
2018	371
2019	371
2020	371
Thereafter	1,986

Total	$4,119

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

	Three Months Ended March 31,
	2015	2014
Gross Service Revenues	$53,631	$41,200
Total Contractual Adjustments and Discounts	(30,605)	(23,018)

Net Revenues	$23,026	$18,182

NOTE F — EQUITY

Stock Options

A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2015 is as follows:

		Weighted
	Number	average
	of	exercise
	shares	price
Options outstanding at December 31, 2014	4,012,096	$2.04
Options granted	51,000	4.10
Less:
Options exercised	67,875	1.48
Options canceled or expired	—	—

Options outstanding at March 31, 2015	3,995,221	$2.08

As of March 31, 2015, options to purchase 2,742,996 shares were vested and exercisable at a weighted average price of $1.44.

As of March 31, 2015, there was approximately $0.9 million of total unrecognized share-based compensation expense related to stock options that will be recognized over a weighted-average period of 1.6 years.

Share-based compensation expense recognized for stock options and restricted stock and included in the condensed consolidated statements of income was allocated as follows:

	Three months ended March 31,
(In thousands)	2015	2014
Research and development expense	$55	$42
General, and administrative expense	287	47

Total share-based compensation expense	$342	$89

Common Stock Warrants

There has been no activity during the three months ended March 31, 2015 for warrants and as of March 31, 2015, warrants to purchase 650,000 shares of our common stock were outstanding with a weighted average exercise price of $1.48 per share. As of March 31, 2015 there are 530,000 warrants exercisable with a weighted average exercise price of $1.49. During the three months ended March 31, 2015 and 2014, we recorded $59,000 and $(5,000) of warrant compensation expense.

NOTE G — COMMITMENTS

During the three months ended March 31, 2015, we entered into a lease agreement with Wells Fargo Equipment Finance for approximately $1.4 million for the purchase of laboratory and computer equipment. The lease has a 60 month term with $1 buyout option at the end of the term and an interest rate of 4.08%.

During the three months ended March 31, 2015, we entered into lease agreements with several vendors for approximately $1.1 million for the purchase of computer equipment and computer software. The leases have 36 month terms with $1 buyout options at the end of the terms and interest rates in the range between 4.25% and 13.5%.

NOTE H — OTHER RELATED PARTY TRANSACTIONS

During the three month periods ended March 31, 2015 and 2014, Steven C. Jones, a director of the Company, earned approximately $65,000 and $62,500 for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $77,500 and $47,500 during the three months ended March 31, 2015 and 2014, respectively as payment of his annual bonus compensation for the previous fiscal years.

NOTE I — SUBSEQUENT EVENT

On May 4, 2015 the Board of Directors amended the Amended and Restated Equity Incentive Plan (Amended and Restated Effective as of April 16, 2013) (the “Plan”) to add an additional 2,500,000 shares to the maximum aggregate number of shares of Common Stock reserved and available for issuance under the Plan, bringing the total available from the Plan to 9,500,000 shares.

On May 4, 2015 the Compensation Committee of the Board of Directors granted 1,645,000 options to certain Executives and key employees of the Company. The options were granted at a price of $4.78 per share and had a weighted average fair market value of $1.80 per option for a total fair market value of $2,961,000. We expect our stock option compensation expense to increase by approximately $1.2 million, $1.2 million, $500,000, and $100,000 in the years ended December 31, 2015, 2016, 2017 and 2018, respectively.

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

Our growth has also been aided by strong client retention. We believe our low client attrition is due to our strong service levels and culture of customer focus. We work to have engaged employees who want to achieve the highest customer satisfaction possible. Our TC-PC model results in clients viewing us as more of a partner than a vendor and this also helps in our retention of clients. By retaining our existing customer base and bringing in a steady stream of new customers we have been able to organically grow our business.

We are keenly focused on innovation, and believe this has been a key factor in our growth. Over the past three years, we have developed over 90 new molecular oncology tests, and believe we now have one of the most comprehensive oncology test menus of any laboratory in the world. By launching new tests at a steady rate, our sales representatives are able to share cutting edge developments in molecular genetics with customers and prospective customers. We believe Clients are increasingly relying on us because we are an emerging leader in the molecular oncology field. We have had several academic centers begin to refer specimens for testing. These high profile reference customers often result in other accounts referring testing as well. New customers who begin using us because of our many new innovative test offerings often begin to refer large portions of their other testing, which has helped to sustain our growth. We are increasingly being seen as a one-stop shop able to handle all of the oncology testing needs of our clients.

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

Innovate

We are committed to being an innovative leader in oncology testing. Our goal is to develop new assays to help physician clients better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. During the three months ended March 31, 2015, we introduced an additional 4 new FISH based tests. We also launched our multimodality solid tumor “Discovery Profile” which analyzes 315 genes for mutation using NGS and includes 9 FISH tests to analyze translocations, amplifications and deletions that might be missed by NGS. This Discovery Profile is designed to meet the needs of investigators and clinicians who are interested in testing large numbers of genes and numerous translocations and gene amplifications. It also meets the needs of pharmaceutical companies engaged in clinical trials. This multimodality testing is unique in the industry and provides the gold standard FISH testing for detecting therapy-related abnormalities, such as ALK translocations, and HER2 and MET amplifications, each of which is required to be confirmed by FISH prior to initiating expensive therapy.

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

Diversify

Our third focus area in 2015 is to further diversify our business. In November 2013, we announced an exclusive five-year alliance with Covance Central Laboratories (“Covance”) to provide comprehensive anatomic pathology, histology and specialty laboratory testing services for clinical trials. Covance is the largest contract research organization servicing the needs of the pharmaceutical industry. Through this alliance, Covance’s clients will gain access to fully integrated anatomic pathology and histology (“APH”) services, including IHC, FISH and molecular testing. As part of this five year agreement, Covance has agreed to utilize NeoGenomics as its exclusive provider of a) technical component FISH testing services for specimens processed in the U.S. and b) professional interpretations for global APH tests, subject to certain limited exceptions. We believe Covance specifically selected NeoGenomics as their long-term partner to provide seamless global testing services supporting oncology and companion diagnostics strategies for biopharmaceutical firms around the world. In addition to accessing the clinical trials market through our relationship with Covance, we also directly serve pharmaceutical companies. We believe our broad Molecular testing menu has led several pharmaceutical firms to contact us directly about projects. We currently have ongoing clinical trials with numerous international pharmaceutical firms and we expect clinical trials testing to be a major component of our diversification strategy in coming years.

Get Lean

We are also focused on becoming more efficient and reducing our cost per test. Our best practice teams work with our information technology teams to make improvements in efficiencies to our lab processes. We are using information systems and technology to move NeoGenomics further along the path of being a “fully digital lab”, that uses on-line ordering, bar coding, specimen tracking, and other tools to create a streamlined, seamless, and efficient lab. During the three months ended March 31, 2015 we reduced our average cost of goods sold per test in our “Base Business” (excluding Path Logic) by 3.5% versus the comparable periods in 2014 and we have identified several other areas in the laboratory where we believe we can drive further automation and efficiencies.

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

Medical Team

Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology. Our medical team is led by our Chief Medical Officer, Dr. Maher Albitar, a renowned hematopathologist with extensive experience in molecular and genetic testing. Prior to joining NeoGenomics, Dr. Albitar was Medical Director for Hematopathology and Oncology at the Quest Nichols Institute and Chief R&D Director for Hematopathology and Oncology for Quest Diagnostics. He also served as Section Chief for Leukemia at the University of Texas M. D. Anderson Cancer Center and Medical Director of the MD Anderson Molecular laboratory, one of the first labs of its kind in the United States. In addition to Dr. Albitar, we employ 17 other full-time M.D.s and Ph.Ds in addition to part-time consultants for specific specialties.

Extensive Tech-Only Service Offerings

We currently have the most extensive menu of tech-only FISH services in the country. We also offer tech-only flow cytometry and immunohistochemistry testing services. These types of testing services allow the professional interpretation component of a test to be performed and billed separately by our physician clients. Our FISH, Flow Cytometry and other tech-only service offerings allow properly trained and credentialed community-based pathologists to extend their own practices by performing professional interpretations services, which allows them to better service the needs of their local clientele without the need to invest in the lab equipment and personnel required to perform the technical component of genetic and molecular testing.

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

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales representatives (“Territory Business Managers”) are organized into three regions (Northeast, Central and West) for the Core NeoGenomics business, and one separate sales team for our Path Logic division. These sales representatives all utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated all of the important customer care functionality within our LIS into the CRM so that our Territory Business Managers can stay informed of emerging issues and opportunities within their regions. Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM. Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 3, 2015.

Results of Operations for the Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014

The following table presents the consolidated statements of operations as a percentage of revenue:

	For the three months ended March 31.
	2015	2014
NET REVENUE	100%	100%
COST OF REVENUE	59%	52%

GROSS PROFIT	41%	48%

OPERATING EXPENSES:
General and administrative	28%	28%
Research and development	3%	3%
Sales and marketing	13%	15%

TOTAL OPERATING EXPENSES	44%	46%

INTEREST EXPENSE, NET	0%	2%

NET (LOSS) INCOME BEFORE INCOME TAX	(3)%	1%

INCOME TAXES	0%	0%

NET (LOSS) INCOME	(3)%	1%

Revenue

Our consolidated revenue for the three months ended March 31, 2015 was approximately $23.0 million which is increase of 27% from last year’s consolidated revenue of $18.2 million. The Path Logic acquisition accounted for $2.4 million or 13% of this revenue growth and organic growth in the Base Business (as defined below), excluding Path Logic was 14%.

The acquisition of Path Logic took place in Quarter Three of last year, so for comparability purposes we have separated our results into our pre-acquisition (“Base Business”) for the periods ended March 31, 2015 and 2014, respectively.

Our revenue, requisition and test metrics for our Base Business for the three months ended March 31, 2015 and 2014 (in thousands, except test and requisition data) are as follows:

	For the three months ended March 31,		% Change
	2015	2014

Requisitions Received	31,377	24,704	27.0%
Number of Tests Performed	49,396	38,734	27.5%
Avg. # of Tests / Requisition	1.57	1.57	0.4%

Total Testing Revenue	$20,684	$18,182	13.8%
Average Revenue/Requisition	$659	$736	(10.4)%
Average Revenue/Test	$419	$469	(10.8)%

Our year-over-year revenue growth in our Base Business is a result of a broad based increase in the number of new clients resulting in a 27.5% increase in test volume. We feel that the increase in new clients is a direct result of our efforts to innovate by developing one of the most comprehensive Molecular testing menus in the industry. We expanded our Sales team during 2014 and we are seeing the benefit from that expansion as the sales team is performing well. Our average revenue/test decrease of approximately 10.8% was primarily attributable to the reduction in payments from Medicare and Commercial Insurance Plans on certain FISH and immunohistochemistry tests as a result of the 2015 Medicare physician fee schedule being reduced for certain CPT codes. Many Commercial Insurance plans have used the reduced Medicare fees for FISH as a benchmark and have made similar reductions to the new FISH CPT Codes.

The following table shows the requisitions and revenue for Path Logic:

Supplemental Information on Customer Requisitions Received

(in thousands, except requisition amount)

Path Logic	For the three months ended March 31, 2015

Requisitions Rec’d (cases)	16,661

Total Testing Revenue	$2,342
Avg Revenue/Requisition	$141

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

The consolidated cost of revenue and gross profit metrics (in thousands, except for percentage amounts) are as follows:

	For the three months ended March 31,			% Change
	2015	2014	Change
Cost of Revenue	$13,482	$9,473	$4,009	42.3%
Cost of Revenue as a % of revenue	58.6%	52.1%
Gross Profit	$9,544	$8,709	$835	9.6%
Gross Profit as a % of revenue	41.4%	47.9%

The cost of revenue, gross profit and test metrics (in thousands, except for percentages and per test amounts) for the Base Business are as follows:

	For the three months ended March 31.			% Change
	2015	2014	Change
Cost of Revenue	$11,656	$9,473	$2,183	23.1%
Cost of Revenue as a % of revenue	56.4%	52.1%
Gross Profit	$9,028	$8,709	$319	3.7%
Gross Profit as a % of revenue	43.6%	47.9%
Average Cost of Revenue per Test	$236	$245	$(9)	(3.5)%
Average Gross Profit per Test	$183	$224	$(41)	(18.7)%

Overall cost of revenue for the Base Business increased in 2015 due to the increases in our testing volumes. The 3.5% decline in cost of revenue per test for these periods was the result of several factors, including:

•	Improved productivity in our laboratory, as we experienced an increase in the amount of tests processed per laboratory FTE (full time equivalent personnel). This was driven by improved capacity planning and utilization along with several process improvements in the laboratory.

•	Our supplies cost as a percentage of revenue declined based on efforts made to reduce price from certain key vendors and efforts by the operations teams to more efficiently utilize supplies and reduce any supply waste.

Our operation teams work closely with our Information Technology team to re-design our systems and processes to improve efficiencies. We are working on reducing the time it takes laboratory technologists to complete their processes by reducing the need for any manual data entry and we are working with our clients to adopt “On-Line orders” which helps eliminate errors and reduce our costs. We continue to focus on improving our laboratory operations in order to continue to drive further improvements in our cost per test. We believe that we will continue to realize a reduction in average cost of revenue per test in future periods based on the activities of our operations teams.

The cost of revenue and gross profit metrics (in thousands, except for percentage amounts) for Path Logic are as follows:

Path Logic	For the three months ended March 31, 2015

Cost of revenue	$1,826
Cost of revenue as a % of revenue	78.0%
Gross Profit	$516
Gross Profit as a % of revenue	22.0%

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

The general and administrative expenses (in thousands, except for percentages) for the periods presented are as follows:

	For the three months ended March 31.			% Change
	2015	2014	Change
General and administrative	$6,522	$5,054	$1,468	29.0%
As a % of revenue	28.3%	27.8%

General and administrative expenses increased approximately 29.0%, or $1.4 million to $6.5 million for the three months ended March 31, 2015 as compared to $5.1 million for the three months ended March 31, 2014. The increase in general and administrative expenses is primarily a result of adding billing and information technology personnel to support the increase in our testing volumes as well as increased facility costs and increased depreciation on fixed assets as well as the impact of having Path Logic for the three months ended March 31, 2015 which added $0.7 million of general and administrative expenses.

Bad debt expense decreased by approximately 31.9%, or approximately $282,000 to $602,000 for the three months ended March 31, 2015 as compared to approximately $884,000 for the three months ended March 31, 2014. Our bad debt rate as a percentage of revenue was 2.6% for the three months ended March 31, 2015 as compared to 4.9% last year. The decrease in our bad debt expense as compared to last year is primarily a result of changes made to our billing team and the result of being fully converted to a new billing system in the fourth quarter of 2014.

We expect our general and administrative expenses to increase as we add personnel, increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; incur additional bad debt expense related to increasing revenue, and as we continue to build our physical infrastructure to support our anticipated growth. However, we expect general and administrative expenses to continue to decline as a percentage of our revenue as our test volumes increase and as we continue to develop more operating leverage in our business.

Research and Development Expenses

Research and development (R&D) expenses relate to the cost of developing new proprietary and non-proprietary genetic tests as well as the expansion in our molecular testing menu. R&D expenses consist of payroll for our R&D staff, supplies cost, stock compensation expense, as well as cost related to our licensing agreement with Health Discovery Corporation, including amortization of the licensed technology.

The research and development expenses (in thousands, except for percentages) for the periods presented are as follows:

	For the three months ended March 31.			% Change
	2015	2014	Change
Research and development	$669	$628	$41	6.4%
As a % of revenue	2.9%	3.5%

Research and development expenses increased approximately 6.4%, or $41,000 to $669,000 for the three months ended March 31, 2015 as compared to approximately $628,000 for the three months ended March 31, 2014. The increase in research and development expenses is primarily the result of an increase in stock compensation expense for non-employee stock options and warrants.

We expect our research and development expenses to fluctuate in future quarters because of increases or decreases in our stock price and the corresponding stock compensation expense for non-employee stock options and warrants. After adjusting for the stock based compensation expense fluctuations, we anticipate that R&D will increase slightly in terms of the percentage of our overall sales.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

The sales and marketing expenses (in thousands, except for percentages) for the periods presented are as follows:

	For the three months ended March 31.			% Change
	2015	2014	Change
Sales and marketing	$2,914	$2,633	$281	10.7%
As a % of revenue	12.7%	14.5%

Sales and marketing expenses increased approximately 10.7%, or $0.3 million to $2.9 million for the three months ended March 31, 2015 as compared to $2.6 million for the three months ended March 31, 2014, primarily due to the expansion of our sales force which resulted in increased salary, commissions and related travel expenses. The Path Logic acquisition resulted in 0.5% of this increase as Path Logic had $0.15 million of sales and marketing expenses.

We expect our overall sales and marketing expenses to continue to increase modestly in 2015, as we make limited additions to our team, but remain stable as a percentage of revenue.

Interest Expense, Net

Interest expense primarily consists of the interest expense we incur on capital lease obligations offset by the interest income we earn on cash deposits. Net interest expense decreased by approximately $70,000 from approximately $265,000 for the three months ended March 31, 2014 to $195,000 for the three months ended March 31, 2015, reflecting the payoff of the revolving credit facility and the fact that we had no interest payments related to the revolving credit facility that we had in the three months ended March 31, 2014. This was partially offset by increased interest related to capital lease obligations as we leased additional equipment to support our growth.

Net (loss) income

The following table provides the net (loss) income for each period along with the computation of basic and diluted net (loss) income per share for the three month periods ending March 31, 2015 and 2014:

	Three months ended March 31,
(in thousands, except EPS)	2015	2014

Net (loss) income	$(761)	$102

Basic weighted average shares outstanding	60,277	49,277
Effect of potentially dilutive securities	—	4,192

Diluted weighted average shares outstanding	60,277	53,469

Basic EPS	$(0.01)	$0.00

Diluted EPS	$(0.01)	$0.00

We expect that the reductions to revenue from the 2015 reimbursement reductions and the impact to our average revenue per test in the first quarter to continue on for the rest of 2015. We believe that continued revenue growth in the range that we’ve seen over the past two years, along with reductions in our cost per test will allow us to shrink our losses in the coming quarters.

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

The following is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA (in thousands) for the three months ending March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014

Net (loss) income (Per GAAP)	$(761)	$102

Adjustments to Net (Loss) Income:
Interest expense, net	195	265
Amortization of intangibles	93	56
Depreciation of property and equipment	1,586	1,151
Income taxes	5	27

EBITDA (non-GAAP)	1,118	1,601

Further Adjustments to EBITDA:
Non-cash stock-based compensation	401	84

Adjusted EBITDA (non-GAAP)	$1,519	$1,685

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

The following tables present the dollars (in thousands) and percentage of the Company’s gross accounts receivable from customers outstanding by aging category at March 31, 2015 and December 31, 2014:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

March 31, 2015

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$4,335	17%	$2,847	11%	$1,481	6%	$1,450	6%	$2,818	11%	$12,931	51%
Commercial Insurance	576	2%	790	3%	584	2%	437	2%	3,501	14%	5,888	23%
Medicaid	25	0%	11	0%	6	0%	5	0%	33	0%	80	0%
Medicare	756	3%	781	3%	567	2%	436	2%	1,720	7%	4,260	17%
Private Pay	33	0%	21	0%	10	0%	19	0%	14	0%	97	0%
Unbilled Revenue	2,307	9%	—	—%	—	—%	—	—%	—	—%	2,307	9%

Total	$8,032	31%	$4,450	17%	$2,648	10%	$2,347	10%	$8,086	32%	$25,563	100%

December 31, 2014

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	3,705	15%	$3,212	13%	$1,639	7%	$1,018	4%	$2,348	9%	$11,922	48%
Commercial Insurance	826	4%	719	3%	767	3%	748	3%	3,763	15%	6,823	28%
Medicaid	15	—%	4	—%	11	—%	23	—%	340	2%	393	2%
Medicare	720	3%	927	4%	727	3%	327	1%	1,263	5%	3,964	16%
Private Pay	27	—%	24	—%	29	—%	20	—%	159	1%	259	1%
Unbilled Revenue	1,294	5%	—	—%	—	—%	—	—%	—	—%	1,294	5%

Total	$6,587	27%	$4,886	20%	$3,173	13%	$2,136	8%	$7,873	32%	$24,655	100%

The following table represents our allowance balances (in thousands) at each balance sheet date presented and that allowance as a percentage of gross accounts receivable:

	March 31, 2015	December 31, 2014	Change
Allowance for doubtful accounts	$4,079	$4,180	$(101)
As a % of total accounts receivable	16.0%	17.0%

At March 31, 2015 our allowance for doubtful accounts decreased $101,000 as compared to December 31, 2014. The decrease is attributed to the fact that we have improved our collections on our accounts receivable and as a result there is need for less of an allowance for doubtful accounts. We continue to have strong cash collections. As a percentage of total accounts receivable, the allowance for doubtful accounts decreased to 16.0% at March 31, 2015 from 17.0% at December 31, 2014. This decline was related to the decline in allowance for doubtful accounts described above. Our Billing team completed their conversion to a new billing system in the fourth quarter of 2014 and is now gaining the benefits of having everything running through one system.

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities (in thousands) for the three months ended March 31, 2015 and 2014 as well as the period ending cash and cash equivalents and working capital.

	For the three months ended March 31.
	2015	2014
Net cash (used in) provided by:
Operating activities	$(787)	$1,025
Investing activities	(842)	(883)
Financing activities	(812)	409

Net (decrease) increase in cash and cash equivalents	(2,441)	551
Cash and cash equivalents, beginning of period	33,689	4,834

Cash and cash equivalents, end of period	$31,248	$5,385

Working Capital (1), end of period	$43,476	$12,920

(1)	Defined as current assets - current liabilities.

Our net cash used by operating activities is driven primarily by our net loss and by an increase in our accounts receivable balance. Our accounts receivable balance usually increases significantly in the first quarter as most patients have not yet reached their deductible limits for the year, which results in an increased amount of billing and collection activity with individual patients.

We used approximately $842,000 in cash to purchase or develop property and equipment during the first quarter of 2015.

Our cash used in financing activities for the three months ended March 31, 2015 consisted primarily of payments on capital lease obligations partially offset by the issuance of common stock for the exercise of stock options.

We had over $31.2 million in cash on hand as of March 31, 2015. As such, we believe we have adequate resources to meet our operating commitments.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan and keep up with the growth in our testing volumes. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $8.0 million to $9.5 million of additional capital equipment, software and leasehold improvements during the next year. We plan to fund these expenditures with capital lease financing arrangements, cash, and through bank loan facilities.

Related Party Transactions

Consulting Agreements

During the three month periods ended March 31, 2015 and 2014, Steven C. Jones, a director of the Company, earned approximately $65,000 and $62,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $77,500 and $47,500 during the three months ended March 31, 2015 and 2014, respectively as payment of his annual bonus compensation for the previous fiscal years.

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

As required by SEC Rule 13a-15(e) and 15d-15(e), our management carried out an evaluation, under the supervision and with the participation of our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business. No material proceedings were terminated during the quarter ended March 31, 2015.

ITEM 1A — RISK FACTORS

Current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 3, 2015.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2015	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
		Name:	George Cardoza
		Title:	Chief Financial Officer

	By:	/s/ Edwin F. Weidig III
		Name:	Edwin F. Weidig III
		Title:	Director of Finance and Principal Accounting Officer