Form 10-Q
period 2015-06-30
NEOGENOMICS INC
filed 2015-07-31
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

As of July 24, 2015, the registrant had 60,510,045 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories” or the “Subsidiary”) and Path Labs LLC, a Delaware Limited Liability Corporation (“Path Logic”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 3, 2015, and amended on April 30, 2015.

Forward-looking statements include, but are not limited to, statements about:

•	Our ability to implement our business strategy;

•	The expected reimbursement levels from governmental payers and private insurers and proposed changes to those levels;

•	The application, to our business and the services we provide, of existing laws, rules and regulations, including without limitation, Medicare laws, anti-kickback laws, Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations, state medical privacy laws, federal and state false claims laws and corporate practice of medicine laws;

•	Regulatory developments in the United States including increasing downward pressure on health care reimbursement;

•	Our ability to maintain our license under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);

•	Food and Drug Administration (“FDA”) proposed regulation of Laboratory Developed Tests;

•	Failure to timely or accurately bill for our services;

•	The impact of adoption of the ICD-10-CM code set;

•	Our ability to expand our operations and increase our market share;

•	Our ability to expand our service offerings by adding new testing capabilities;

•	Our ability to meet our future capital requirements;

•	Our ability to integrate acquired businesses and costs related to such acquisitions;

•	The impact of internalization of testing by customers;

•	Our ability to compete with other diagnostic laboratories;

•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;

•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure;

•	Our ability to generate sufficient cash flow from our license agreement with Health Discovery Corporation to support its fair value; and

•	The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,952	$33,689
Accounts receivable (net of allowance for doubtful accounts of $4,194 and $4,180, respectively)	21,130	20,475
Inventories	3,416	2,616
Deferred income tax asset, net	821	821
Other current assets	1,282	1,141

Total current assets	59,601	58,742

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $23,069 and $19,822, respectively)	16,286	15,082

INTANGIBLE ASSETS, NET	4,022	4,212
GOODWILL	2,929	2,929
OTHER ASSETS	128	141

TOTAL ASSETS	$82,966	$81,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,059	$6,294
Accrued compensation	3,940	3,897
Accrued expenses and other liabilities	1,231	1,208
Short-term portion of equipment capital lease obligations	3,895	3,224

Total current liabilities	15,125	14,623

LONG-TERM LIABILITIES
Long-term portion of equipment capital lease obligations	6,153	5,257
Deferred income tax liability, net	821	821

Total long-term liabilities	6,974	6,078

TOTAL LIABILITIES	22,099	20,701

COMMITMENTS AND CONTINGENCIES (SEE NOTE G)
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, (100,000,000 shares authorized; 60,503,996 and 60,242,818 shares issued and outstanding, respectively)	61	60
Additional paid-in capital	81,148	79,751
Accumulated deficit	(20,342)	(19,406)

Total stockholders’ equity	60,867	60,405

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,966	$81,106

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

NET REVENUE	$24,370	$20,670	$47,396	$38,852

COST OF REVENUE	13,557	10,431	27,040	19,904

GROSS MARGIN	10,813	10,239	20,356	18,948

OPERATING EXPENSES
General and administrative	7,075	5,870	13,598	10,924
Research and development	803	633	1,471	1,261
Sales and marketing	2,907	3,158	5,821	5,791

Total operating expenses	10,785	9,661	20,890	17,976

INCOME (LOSS) FROM OPERATIONS	28	578	(534)	972

INTEREST AND OTHER EXPENSE – NET	(189)	(253)	(384)	(518)

(LOSS) INCOME BEFORE INCOME TAXES	(161)	325	(918)	454

INCOME TAXES	15	51	19	78

NET (LOSS) INCOME	$(176)	$274	$(937)	$376

NET (LOSS) INCOME PER SHARE – Basic	$(0.00)	$0.01	$(0.02)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic	60,425	49,890	60,352	49,590

NET (LOSS) INCOME PER SHARE – Diluted	$(0.00)	$0.01	$(0.02)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Diluted	60,425	53,733	60,352	53,551

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(937)	$376
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt expense	1,303	1,814
Amortization of intangibles	190	111
Depreciation and amortization of property and equipment	3,249	2,400
Amortization of debt issue costs	—	25
Stock-based compensation – options and restricted stock	813	246
Stock-based compensation – warrants	207	35
Changes in assets and liabilities, net:
Accounts receivable, net of write-offs	(1,958)	(1,960)
Inventories	(800)	(315)
Other current assets	(141)	34
Other assets	13	38
Accounts payable and other liabilities	(41)	2,494

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,897	5,298

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,180)	(1,966)

NET CASH USED IN INVESTING ACTIVITIES	(1,180)	(1,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit facility, net	—	(2,292)
Repayment of capital lease obligations	(1,833)	(1,615)
Issuance of common stock for the exercise of options, warrants and ESPP shares	379	764

NET CASH USED IN FINANCING ACTIVITIES	(1,454)	(3,143)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(737)	189
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,689	4,834

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,952	$5,023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$417	$498

Income taxes paid	$20	$170

NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital lease obligations	$3,400	$3,321

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

NOTE A — NATURE OF BUSINESS AND BASIS OF PRESENTATION

NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories”) and Path Labs LLC., a Delaware Limited Liability Corporation (“Path Logic”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates a network of anatomic pathology and certified “high complexity” clinical laboratories in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these accompanying interim consolidated financial statements. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 3, 2015 and amended on April 30, 2015.

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

NOTE B — RECENTLY ISSUED ACCOUNTING GUIDANCE

Management has determined there has been no recently issued accounting guidance that will have a material impact on the consolidated financial statements.

NOTE C — ACQUISITIONS

On July 8, 2014, NeoGenomics, Laboratories entered into a membership interest purchase agreement with Path Labs, LLC d/b/a Path Logic, a Delaware limited liability company (“Path Logic”), and Path Labs Holdings, LLC, a Delaware limited liability company (“PL Holdings”), whereby the Company acquired all of the outstanding equity ownership interests in Path Logic from PL Holdings for a purchase price (in thousands) of $5,908 (the “Acquisition”). NeoGenomics Laboratories paid the purchase price using cash on hand and borrowings on its revolving credit facility.

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

Acquired intangible assets of $1.93 million consist of customer relationships which are being amortized over thirteen years. We recorded approximately $37,000 and $74,000 of amortization expense for the three and six months ended June 30, 2015, respectively.

The estimated amortization expense related to the acquired intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2015 is as follows (in thousands):

Year Ending December 31,
Remainder of 2015	$74
2016	148
2017	148
2018	148
2019	148
2020	148
Thereafter	970

Total	$1,784

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

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Revenue	$23,216	$43,833
Net (loss)	(100)	(406)
(Loss) per share
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

The unaudited pro forma consolidated results have been prepared by adjusting our historical results to include the Acquisition as if it occurred on January 1, 2013. These unaudited pro forma consolidated historical results were then adjusted for the following:

•	a net reduction in amortization expense during the three and six months ended June 30, 2014 due to decreased intangible assets recorded related to the acquisition,

•	a net reduction in interest expense during the three and six months ended June 30, 2014 as we did not acquire the existing debt from the acquisition offset by our interest expense on net borrowings under capital leases and notes payable,

•	a net reduction in depreciation expense during the three and six months ended June 30, 2014 due to decreased fixed asset values recorded related to the acquisition,

•	a net reduction in general and administrative expenses for the three and six months ended June 30, 2014 to remove the management fees from the private equity company,

•	a net reduction to adjust for the tax effect of the losses that were acquired which is based on an estimate of the state income taxes and federal alternate minimum tax which would not be required based on the losses for all periods.

As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

NOTE D — INTANGIBLE ASSETS

Intangible assets as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	Amortization Period	June 30, 2015
		COST	Accumulated Amortization	Net

Customer Relationships	156 months	$1,930	$146	$1,784

Support Vector Machine (SVM) technology	108 months	500	185	315

Laboratory developed test (LDT) technology	164 months	1,482	361	1,121

Flow Cytometry and Cytogenetics technology	202 months	1,000	198	802

Total		$4,912	$890	$4,022

	Amortization Period	December 31, 2014
		COST	Accumulated Amortization	Net

Customer Relationships	156 months	$1,930	$71	$1,859

Support Vector Machine (SVM) technology	108 months	500	167	333

Laboratory developed test (LDT) technology	164 months	1,482	297	1,185

Flow Cytometry and Cytogenetics technology	202 months	1,000	165	835

Total		$4,912	$700	$4,212

We recorded approximately $97,000 and $55,000 in straight-line amortization expense of intangibles in the three months ended June 30, 2015 and 2014, respectively. We recorded approximately $190,000 and $111,000 in straight-line amortization expense of intangibles in the six months ended June 30, 2015 and 2014, respectively. The Company recorded amortization expense from customer relationships as a general and administrative expense. We will continue to record the amortization of the Support Vector Machine (SVM) technology, the Laboratory developed tests (LDT) technology and the Flow Cytometry and Cytogenetics technology intangibles as a research and development expense until the time that we have products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2015 is as follows (in thousands):

Year Ending December 31,
Remainder of 2015	$186
2016	372
2017	372
2018	372
2019	372
2020	372
Thereafter	1,976

Total	$4,022

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

The table below shows the adjustments made to gross service revenue to arrive at net revenues (in thousands), the amount reported on our statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Gross service revenues	$56,702	$57,805	$110,333	$99,004

Total contractual adjustments and discounts	(32,332)	(37,135)	(62,937)	(60,152)

Net revenues	$24,370	$20,670	$47,396	$38,852

NOTE F — EQUITY

Stock Options

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

A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2015 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at December 31, 2014	4,012,096	$2.04
Options granted	1,723,500	4.77
Less:
Options exercised	207,625	1.54
Options canceled or expired	5,000	2.48

Options outstanding at June 30, 2015	5,522,971	2.91

Exercisable at June 30, 2015	2,739,622	$1.51

As of June 30, 2015, there was approximately $3.7 million of total unrecognized share-based compensation expense related to stock options that will be recognized over a weighted-average period of 1.5 years.

Stock-based compensation expense recognized for stock options and restricted stock and included in the consolidated statements of operations was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Research and development expense	$123	$27	$178	$69
General and administrative expense	385	130	635	177

Total stock-based compensation expense	$508	$157	$813	$246

Common Stock Warrants

A summary of the warrant activity for the six months ended June 30, 2015 is as follows:

	Number of shares	Weighted average exercise price
Warrants outstanding at December 31, 2014	650,000	$1.48
Warrants granted	—	—
Less:
Warrants exercised	—	—
Warrants canceled or expired	—	—

Warrants outstanding at June 30, 2015	650,000	1.48

Exercisable at June 30, 2015	530,000	$1.49

During the three months ended June 30, 2015 and 2014, we recorded $111,000 and $40,000 of warrant compensation expense, respectively. During the six months ended June 30, 2015 and 2014, we recorded $207,000 and $35,000 of warrant compensation expense, respectively.

Restricted Stock Awards

On April 16, 2015 the Company granted four directors of the Company each 2,080 shares of restricted stock. Such restricted stock will vest ratably over each of the next four quarters so long as the director still serves as a member of the Board of Directors. The fair market value of each grant of restricted stock on the award date was deemed to be $10,025 or $4.82 per share, which was the closing price of the Company’s common stock on the day before the grant was approved by the compensation committee of the Board of Directors.

On June 16, 2015 the Company granted two directors of the Company each 1,560 shares of restricted stock. Such restricted stock will vest ratably over each of the next three quarters so long as the director still serves as a member of the Board of Directors. The fair market value of each grant of restricted stock on the award date was deemed to be $9,079 or $5.82 per share, which was the closing price of the Company’s common stock on the day before the grant was approved by the compensation committee of the Board of Directors.

NOTE G — COMMITMENTS

During the six months ended June 30, 2015, the Company entered into agreements with Wells Fargo Equipment Finance to lease approximately $1.5 million of laboratory and computer equipment. One lease agreement for approximately $0.2 million includes a 36 month term with a $1 buyout option at the end of the term and an interest rate of 3.61%. The other lease agreement for approximately $1.3 includes a 60 month term with a $1 buyout option at the end of term and an interest rate of 4.08%. The Company accounted for these lease agreements as capital leases.

During the six months ended June 30, 2015, the Company entered into agreements with several vendors to lease for approximately $1.9 million of computer equipment and computer software. The leases have 36 month terms with $1 buyout options at the end of the terms and interest rates ranging between 4.00% and 13.5% with a weighted average interest rate of 5.47%. The Company accounted for these lease agreements as capital leases.

NOTE H — OTHER RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2015 and 2014, Steven C. Jones, a director of the Company, earned approximately $65,000 and $65,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. During the six months ended June 30, 2015 and 2014, Mr. Jones earned approximately $130,000 and $127,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $77,500 and $47,500 during the six months ended June 30, 2015 and 2014 as payment of his annual bonus compensation for the previous fiscal years, respectively.

On May 4, 2015 the Company granted Steven C. Jones 225,000 stock options. The options were granted at a price of $4.78 per share and had a weighted average fair market value of $1.80 per option. The options vest ratably over the next three years.

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

Overview

We operate a network of cancer-focused genetic testing laboratories whose mission is to improve patient care through exceptional genetic and molecular testing services. Our vision is to become America’s premier cancer genetic testing laboratory by delivering uncompromising quality, exceptional service and innovative products and services. The Company has laboratory locations in Ft. Myers and Tampa, Florida; Fresno, Irvine, and West Sacramento, California; and Nashville, Tennessee, and currently offers the following types of testing services:

a)	Cytogenetics - the study of normal and abnormal chromosomes and their relationship to disease. It involves looking at the chromosome structure to identify changes from patterns seen in normal chromosomes. Cytogenetic studies are often utilized to answer diagnostic, prognostic and predictive questions in the treatment of hematological malignancies.

b)	Fluorescence In-Situ Hybridization (“FISH”) - a branch of cancer genetics that focuses on detecting and locating the presence or absence of specific DNA sequences and genes on chromosomes. FISH helps bridge abnormality detection between the chromosomal and DNA sequence levels. The technique uses fluorescent probes that bind to only those parts of the chromosome with which they show a high degree of sequence similarity. Fluorescence microscopy is used to visualize the fluorescent probes bound to the chromosomes. FISH can be used to help identify a number of gene alternations, such as amplification, deletions, and translocations.

c)	Flow cytometry - a rapid way to measure the characteristics of cell populations. Cells from peripheral blood, bone marrow aspirate, lymph nodes, and other areas are labeled with selective fluorescent antibodies and analyzed as they flow in a fluid stream through a beam of light. The properties measured in these antibodies include the relative size, relative granularity or internal complexity, and relative fluorescence intensity. These fluorescent antibodies bind to specific cell surface antigens and are used to identify malignant cell populations. Flow cytometry is typically performed in diagnosing a wide variety of leukemia and lymphoma neoplasms. Flow cytometry is also used to monitor patients through therapy to determine whether the disease burden is increasing or decreasing, otherwise known as minimal residual disease monitoring.

d)	Immunohistochemistry (“IHC”) - refers to the process of localizing proteins in cells of a tissue section and relies on the principle of antibodies binding specifically to antigens in biological tissues. IHC is widely used in the diagnosis of abnormal cells such as those found in cancerous tumors. Specific surface cytoplasmic or nuclear markers are characteristic of cellular events such as proliferation or cell death (apoptosis). IHC is also widely used to understand the distribution and localization of differentially expressed proteins.

e)	Molecular testing - a rapidly growing cancer diagnostic tool focusing on the analysis of DNA and RNA, as well as the structure and function of genes at the molecular level. Molecular testing employs multiple technologies including DNA fragment length analysis, real-time polymerase chain reaction (“RT-PCR”) RNA analysis, bi-directional Sanger sequencing analysis, and Next-Generation sequencing (“NGS”).

f)	Pathology consultation services are when our pathologists review surgical samples on a consultative basis for our clients. NeoGenomics is one of a few laboratories in the country with an electron microscopy lab which enables us to analyze complex renal cases. We have expertise in Hematopathology, Dermatopathology, Nephropathology, Gastroenteology and Genitourinary (GI and GU) Pathology and in Women’s Health.

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

In areas where we do not provide services to community-based pathology practices and/or hospital pathology labs, we may directly serve oncology, dermatology, urology and other clinician practices that prefer to have a direct relationship with a laboratory for cancer-related genetic and molecular testing services. We typically service these types of clients with a “global” service offering where we perform both the technical and professional components of the tests ordered. However, in certain instances larger clinician practices have internalized pathology interpretation services, and our “tech-only” service offering allows these larger clinician practices to also participate in the diagnostic process by performing the PC interpretation services on TC testing performed by NeoGenomics.

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

We are keenly focused on innovation, and believe this has been a key factor in our growth. Over the past three years, we have developed over 100 new molecular oncology tests, and panels, and believe we now have one of the most comprehensive oncology test menus of any laboratory in the world. By launching new tests at a steady rate, our sales representatives are able to share cutting edge developments in molecular genetics with customers and prospective customers. We believe Clients are increasingly relying on us because we are an emerging leader in the molecular oncology field. We have had several academic centers begin to refer specimens for testing. These high profile reference customers often result in other accounts referring testing as well. New customers who begin using us because of our many new innovative test offerings often begin to refer large portions of their other testing, which has helped to sustain our growth. We are increasingly being seen as a one-stop shop able to handle all of the oncology testing needs of our clients.

We will also look to grow our business through mergers or acquisitions if the right opportunities become available. We are focused on strategic opportunities that would be complementary to our menu of services and would be accretive to our earnings and cash flow in the short to medium timeframe. On July 8, 2014 we acquired Path Labs, LLC, doing business as Path Logic, a leading provider of specialized anatomic pathology services to hospitals and physicians primarily in Northern California. Path Logic provides high-quality Anatomic Pathology services with significant expertise in the sub-specialties of renal pathology, dermatopathology, women’s health and gastrointestinal and genitourinary pathology.

We completed an equity offering of $34.3 million in August of 2014 to provide cash for future acquisition opportunities when they become available.

Innovate

We are committed to being an innovative leader in oncology testing. Our goal is to develop new assays to help physician clients better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. During the six months ended June 30, 2015, we introduced an additional 33 new tests.

We also recently launched twelve NEOLABtm liquid biopsy tests for hematological disease using next generation sequencing and other advanced molecular technologies. These twelve new tests use cell-free circulating DNA and RNA found in blood plasma to identify molecular abnormalities in the bone marrow without the need for a bone marrow biopsy.

It is estimated that more than 600,000 bone marrow biopsies are performed annually in the U.S. to diagnose and monitor patients with various hematologic cancers. However, bone marrow biopsies are a painful and uncomfortable procedure for patients, and can be associated with complications. These new tests are designed to help patients by reducing the need for bone marrow biopsies, and to assist clinicians in their treatment of cancer patients.

The technology is based on the concept that hematologic cells release their DNA, RNA, and protein into circulation as the cells are immersed in blood. The cell-free circulating DNA, RNA and protein are referred to as exosomes, microvesicles, apoptotic bodies or simply DNA- or RNA-protein complexes. Our new tests use proprietary methods to extract these circulating nucleic acids and analyze them using next generation sequencing and advanced methods in order to evaluate molecular abnormalities present in hematological cancers.

Physicians can utilize the new liquid biopsy tests to: 1) Screen patients to determine if a bone marrow biopsy is necessary, especially when myelodysplastic syndrome or acute leukemia is suspected; 2) Monitor disease status, response to therapy and predict early relapse; and 3) Complete testing when a bone marrow sample is inadequate or is technically difficult to obtain.

Our clients have been very receptive to our new molecular offerings and we believe that we have the most comprehensive clinical molecular test menu of any laboratory in the United States. We are also seeing increasing interest in our molecular menu from several pharmaceutical firms. We also introduced a number of NeoTYPETM profiles that combine multiple molecular tests into multi-gene tests targeting specific types of cancer to help pathologists and oncologists determine cancer subtypes on difficult cases. We use next generation sequencing (NGS) and bi-directional sanger sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitors because we are able to detect mutations that other methods would not detect. We also add other testing modalities to NGS such as FISH, IHC and Flow Cytometry which allow for a more comprehensive analysis of each case.

We are also working to develop a proprietary NeoLABTM (Liquid Alternative to Biopsy) Prostate cancer test that is performed on blood plasma and urine rather than on prostate tissue biopsies. There are two goals for this test, a) to diagnose the presence of cancer in patients with BPH (Benign prostatic hyperplasia) and b) to distinguish high-grade from low-grade cancer in patients with prostate cancer. We completed a preliminary patient study in June 2013, and the results were published in March 2014 in the Genetic Testing and Molecular Biomarkers journal. In addition, in February 2014, we completed a follow up study with additional patient samples which confirmed the published preliminary data from the first trial. The results of this second study were presented at the Association of Clinical Oncologists (“ASCO”) meeting in 2014. We are currently conducting a pivotal validation study that is targeting 800-1,000 patients to further validate the efficacy of our NeoLABTM Prostate Test. The NeoLABTM test is available as a Laboratory Developed Test (“LDT”), free of charge, to patients who want to participate in the ongoing validation on the condition that their treating physician must provide clinical utilization and follow-up data to us as part of the testing process. While further validation work needs to be completed, we continue to be encouraged about the potential for this new test. We are planning an unrestricted commercial launch of the NeoLABTM prostate test in 2016.

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

Diversify

Our third focus area in 2015 is to further diversify our business. In November 2013, we announced an exclusive five-year alliance with Covance Central Laboratories (“Covance”) to provide comprehensive anatomic pathology, histology and specialty laboratory testing services for clinical trials. Covance is the largest contract research organization servicing the needs of the pharmaceutical industry. Through this alliance, Covance’s clients will gain access to fully integrated anatomic pathology and histology (“APH”) services, including IHC, FISH and molecular testing. As part of this five year agreement, Covance has agreed to utilize NeoGenomics as its exclusive provider of a) technical component FISH testing services for specimens processed in the U.S. and b) professional interpretations for global APH tests, subject to certain limited exceptions. We believe Covance specifically selected NeoGenomics as their long-term partner to provide seamless global testing services supporting oncology and companion diagnostics strategies for biopharmaceutical firms around the world. In addition to accessing the clinical trials market through our relationship with Covance, we also directly serve several pharmaceutical companies. We believe our broad Molecular testing menu has led several pharmaceutical firms to contact us directly about projects. We currently have ongoing clinical trials with numerous international pharmaceutical firms and we expect clinical trials testing to be a major component of our diversification strategy in coming years. In February 2015, Covance was acquired by Laboratory Corporation of America Holdings (LabCorp). We can give no assurances as to the effect, if any, that such acquisition will have on our relationship with Covance.

Get Lean

We are also focused on becoming more efficient and reducing our cost per test. Our best practice teams work with our information technology teams to make improvements in efficiencies to our lab processes. We are using information systems and technology to move NeoGenomics further along the path of being a “fully digital lab”, that uses on-line ordering, bar coding, specimen tracking, and other tools to create a streamlined, seamless, and efficient lab. Our laboratory teams are using lean principles and are increasing automation to lower our cost-per-test. We’ve also been working with suppliers to lower supply costs and have changed vendors in some cases. During the six months ended June 30, 2015 we reduced our average cost of goods sold per test in our “Base Business” (excluding Path Logic) by 4.8% versus the comparable periods in 2014 and we have identified several other areas in the laboratory where we believe we can drive further automation and efficiencies.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Deferred Taxes

We recorded a full valuation allowance against all of our deferred tax assets as of both June 30, 2015 and December 31, 2014. This was done although we had pretax income in 2013 and 2014, due to the unsettled circumstances around reimbursement reductions in 2015 which includes further Medicare rate reductions and the fact that we believe that most commercial insurance companies would follow Medicare’s reimbursement framework and would reduce reimbursement for the effected Medicare CPT codes. We believe that our profitability for 2015 is not reasonably assured as evidenced by our loss position for the six months ended June 30, 2015. However, given our current earnings and anticipated future earnings, we believe there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. Subsequent periods would have a higher income tax expense should the Company in fact be profitable. However the exact timing and amount of the valuation allowance are subject to change on the basis of the levels of profitability that we are able to actually achieve and the outlook for the Company.

Results of Operations for the Three and Six Months Ended June 30, 2015 as Compared to the Three and Six Months Ended June 30, 2014

In July 2014 NeoGenomics Laboratories purchased the membership interests of Path Labs, LLC (Path Logic), whereby the Company acquired all of the outstanding equity ownership interests in Path Logic from PL Holdings for a purchase price (in thousands) of $5,908, see Note C to our financial statements. For certain year-over-year comparability purposes we are discussing results since the acquisition without the effects of Path Logic so we may better explain the changes that occurred this year when compared to prior years results. Such results will be referred to as “Base Business”.

The following table presents the consolidated statements of operations as a percentage of revenue:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
NET REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF REVENUE	55.6%	50.5%	57.0%	51.2%

GROSS PROFIT	44.4%	49.5%	43.0%	48.8%

OPERATING EXPENSES:
General and administrative	29.0%	28.4%	28.7%	28.1%
Research and development	3.3%	3.0%	3.1%	3.3%
Sales and marketing	12.0%	15.3%	12.3%	14.9%

Total operating expenses	44.3%	46.7%	44.1%	46.3%

INCOME (LOSS) FROM OPERATIONS	0.1%	2.8%	(1.1)%	2.5%

INTEREST AND OTHER EXPENSE – NET	(0.8)%	(1.2)%	(0.8)%	(1.3)%

NET (LOSS) INCOME BEFORE INCOME TAXES	(0.7)%	1.6%	(1.9)%	1.2%

INCOME TAXES	0.0%	0.3%	0.1%	0.2%

NET (LOSS) INCOME	(0.7)%	1.3%	(2.0)%	1.0%

Revenue

Our consolidated revenue for the three and six months ended June 30, 2015 was approximately $24.4 million and $47.4 million compared to $20.7 million and $38.9 million for the three and six months ended June 30, 2014. The Path Logic acquisition accounted for $1.9 million and $4.3 million for the three and six months ended June 30, 2015, respectively, and growth in the Base Business, excluding Path Logic, was approximately $1.8 million and $4.2 million for the three and six months ended June 30, 2015, respectively.

Our revenue, requisition and test metrics for our Base Business for the three and six months ended June 30, 2015 and 2014 (in thousands, except test and requisition data) are as follows:

	For the three months ended June 30,			For the six months ended June 30,
	2015	2014	% Inc (Dec)	2015	2014	% Inc (Dec)

Requisitions Rec’d (cases)	34,738	29,354	18.3%	66,115	54,058	22.3%
Number of Tests Performed	55,223	45,475	21.4%	104,619	84,209	24.2%
Avg. # of Tests / Requisition	1.59	1.55	2.6%	1.58	1.56	1.3%

Total Testing Revenue	$22,433	$20,670	8.5%	$43,116	$38,852	11.0%
Avg Revenue/Requisition	$646	$704	(8.3)%	$652	$719	(9.3)%
Avg Revenue/Test	$406	$455	(10.6)%	$412	$461	(10.7)%

Our year-over-year revenue growth in our Base Business is a result of a broad based increase in the number of new clients resulting in a 21.4% increase in test volume for the three months ended June 30, 2015 and a 24.2% increase in test volume for the six months ended June 30, 2015. We feel that the increase in new clients is a direct result of our efforts to innovate by developing one of the most comprehensive molecular testing menus in the industry. Customers increasingly see us as a one-stop-shop able to handle all of their cancer testing needs. We expanded our sales team during 2014 and we are seeing the benefit from that expansion as the sales team is performing well. Our average revenue/test decrease of approximately 10.7% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily attributable to the reduction in payments from Medicare and Commercial Insurance

Plans on certain FISH and immunohistochemistry tests as a result of the 2015 Medicare physician fee schedule being reduced for certain CPT codes. Many commercial insurance plans have used the reduced Medicare fees for FISH as a benchmark and have made similar reductions to the new FISH CPT Codes.

The following table shows the requisitions and revenue for Path Logic for the three and six months ended June 30, 2015 (in thousands except for requisitions):

	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Requisitions Rec’d (cases)	17,039	33,700

Total Testing Revenue	$1,937	$4,280
Avg Revenue/Requisition	$114	$127

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

The consolidated cost of revenue and gross profit metrics (in thousands, except for percentage amounts) are as follows:

	For the three months ended June 30,			For the six months ended June 30,
	2015	2014	Change	2015	2014	Change
Cost of revenue	$13,557	$10,431	$3,126	$27,040	$19,904	$7,136
Cost of revenue as a % of revenue	55.6%	50.5%		57.0%	51.2%
Gross Profit	$10,813	$10,239	$574	$20,356	$18,948	$1,408
Gross Profit as a % of revenue	44.4%	49.5%		43.0%	48.8%

The cost of revenue, gross profit and test metrics (in thousands, except for percentages and per test amounts) for the Base Business are as follows:

	For the three months ended June 30,			For the six months ended June 30,
	2015	2014	Change	2015	2014	Change
Cost of revenue	$11,885	$10,431	$1,454	$23,540	$19,904	$3,636
Cost of revenue as a % of revenue	53.0%	50.5%		54.6%	51.2%
Gross Profit	$10,548	$10,239	$309	$19,576	$18,948	$628
Gross Profit as a % of revenue	47.0%	49.5%		45.4%	48.8%
Cost of Revenue per Test	$215	$229	$(14)	$225	$236	$(11)
Gross Profit per Test	$191	$226	$(35)	$187	$225	$(38)

Cost of revenue for the Base Business increased in the three and six months ended June 30, 2015 due to the increases in our testing volumes. The cost of revenue as a percentage of revenue increased for the three and six months ended June 30, 2015 as compared to prior year due to the aforementioned decline in reimbursement rates for 2015 as compared to prior year. The $14 and $11 decline in cost of revenue per test for the three and six months ended June 30, 2015 when compared to the prior year periods was the result of several factors, including most notably:

•	Improved productivity in our laboratory as we experienced an increase in the amount of tests processed per laboratory FTE (full time equivalent personnel). This was driven by improved capacity planning and utilization along with several process improvements in the laboratory.

•	Our supplies cost as a percentage of revenue declined based on efforts made to reduce price from certain key vendors and efforts by the operations teams to more efficiently utilize supplies and reduce any supply waste. We have also changed vendors and platforms in order to drive down our cost of testing.

Our operation teams work closely with our information technology team and outsourced programmers to re-design our systems and processes to improve efficiencies. We are working on reducing the time it takes laboratory technologists to complete their processes by reducing the need for any manual data entry and we are working with our clients to adopt “On-Line orders” which helps improve quality by eliminating errors and reduces our costs. We continue to focus on improving our laboratory operations in order to continue to drive further improvements in our cost per test. We believe that we will continue to realize a reduction in average cost of revenue per test in future periods based on the activities of our operations teams.

The cost of revenue and gross profit metrics (in thousands, except for percentage amounts) for Path Logic are as follows:

Path Logic	Three months ended June 30, 2015	Six months ended June 30, 2015

Cost of revenue	1,673	3,500
Cost of revenue as a % of revenue	86.3%	81.8%
Gross Profit	265	780
Gross Profit as a % of revenue	13.7%	18.2%

General and Administrative Expenses

General and administrative expenses relate to billing, bad debt expense, finance, human resources, information technology and other administrative functions. They primarily consist of employee related costs (such as salaries, fringe benefits, and stock-based compensation expense), professional services, facilities expense, and depreciation and administrative-related costs allocated to general and administrative expenses.

Consolidated general and administrative expenses (in thousands, except for percentages) for the periods presented are as follows:

	For the three months ended June 30,			For the six months ended June 30,
	2015	2014	Change	2015	2014	Change
General and administrative	$7,075	$5,870	$1,205	$13,598	$10,924	$2,674
As a % of revenue	29.0%	28.4%		28.7%	28.1%

The $1.2 million and the $2.7 million increases in consolidated general and administrative expenses for the three and six months ended June 30, 2015, respectively, primarily are the result of the Path Logic acquisition, which added $0.9 million and $1.6 million for the three and six months ended June 30, 2015. We also have added information technology and billing personnel to support the increase in our testing volumes.

Bad debt expense decreased by approximately 24.6%, or approximately $228,000 to $702,000 for the three months ended June 30, 2015 as compared to approximately $930,000 for the three months ended June 30, 2014. As a percentage of revenue, bad debt expense for the three months ended June 30, 2015 was 2.9% compared to 4.5% for the three months ended June 30, 2014. Bad debt expense decreased by approximately 28.1%, or approximately $511,000 to $1,303,000 for the six months ended June 30, 2015 as compared to approximately $1,814,000 for the six months ended June 30, 2014. As a percentage of revenue, bad debt expense for the six months ended June 30, 2015 was 2.8% compared to 4.7% for the six months ended June 30, 2014. These decreases were primarily the result of increased cash collections attributable to improvements in the ability of our billing and collection team to collect on patient, government and commercial insurance claims. These improvements to collect are from being fully converted to our new billing system in 2015, where in 2014 was a year in transition.

We expect our overall general and administrative expenses to increase in dollars, as we add personnel and equity related compensation expenses, increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; incur additional bad debt expense related to increasing sales, and as we continue to build our physical infrastructure to support our anticipated growth.

Research and Development Expenses

Research and development activities relate to developing new proprietary and non-proprietary genetic tests as well as costs related to our licensing agreement with Health Discovery Corporation, expenses include amortization of the licensed technology, payroll and payroll related costs, maintenance and depreciation of laboratory equipment, laboratory reagents, probes and supplies.

Consolidated research and development expenses (in thousands, except for percentages) for the periods presented are as follows:

	For the three months ended June 30,			For the six months ended June 30,
	2015	2014	Change	2015	2014	Change
Research and development	$803	$633	$170	$1,471	$1,261	$210
As a % of revenue	3.3%	3.1%		3.1%	3.3%

Increases in research and development expenses for the three and six months ended June 30, 2015 as compared to the prior year are primarily a result of increases in stock-based compensation expense for non-employee stock options and warrants as well as increases in supplies and equipment expenses.

We expect our research and development expenses to fluctuate in future quarters because of increases or decreases in our stock price and the corresponding stock-based compensation expense for non-employee stock options and warrants. Increases in our stock price result in additional expense and decreases in our stock price can result in recovery of previously recorded expense. We do anticipate spending on research and development to increase in future quarters as we continue to work on bringing new tests to market.

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

Consolidated sales and marketing expenses (in thousands, except for percentages) for the periods presented are as follows:

	For the three months ended June 30,			For the six months ended June 30,
	2015	2014	Change	2015	2014	Change
Sales and marketing	$2,907	$3,158	$(251)	$5,821	$5,791	$30
As a % of revenue	11.9%	15.3%		12.3%	14.9%

Sales and marketing expenses decreased for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The decrease was the result of a decrease in sales commissions and personnel related expenses. The increase in sales and marketing expenses for the six months ended June 30, 2015 as compared to the three months ended June 30, 2014 was the result of an increase $0.3 million in sales and marketing expenses from the Path Logic acquisition partially offset by a decline in sales commissions and personnel related expenses.

We expect our overall sales and marketing expenses in dollars to increase modestly with increased test volumes, but to remain stable as a percentage of our overall sales.

Interest Expense, Net

Interest expense primarily consists of the interest expense we incur on capital lease obligations offset by the interest income we earn on cash deposits. Interest expense decreased from approximately $253,000 for the three months ended June 30, 2014 to $189,000 for the three months ended June 30, 2015. Interest expense decreased from approximately $518,000 in the six months ended June 30, 2014 to $384,000 for the six months ended June 30, 2015. This decrease reflected the payoff of the revolving credit facility in August of 2014, and the fact that we had no interest payments in 2015 related to the revolving credit facility that we had in the three and six months ended June 30, 2014. This was partially offset by increased interest related to capital lease obligations as we leased additional laboratory equipment to support our growth.

Net Income

The following table provides the consolidated net (loss) income for each period along with the computation of basic and diluted net (loss) income per share for the three and six month periods ending June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except EPS)	2015	2014	2015	2014

Net (loss) income	$(176)	$274	$(937)	$376

Basic weighted average shares outstanding	60,425	49,890	60,352	49,590
Effect of potentially dilutive securities	0	3,843	0	3,961

Diluted weighted average shares outstanding	60,425	53,733	60,352	53,551

Basic net (loss) income per share	$(0.00)	$0.01	$(0.02)	$0.01

Diluted net (loss) income per share	$(0.00)	$0.01	$(0.02)	$0.01

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

The following is a reconciliation of GAAP net (loss) income to Non-GAAP EBITDA and Adjusted EBITDA (in thousands) for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Net (loss) income (Per GAAP)	$(176)	$274	$(937)	$376

Adjustments to Net Income:
Interest expense (income), net	189	256	384	521
Income taxes	15	51	19	78
Amortization of intangibles	97	55	190	111
Depreciation and amortization	1,663	1,249	3,249	2,400

EBITDA	1,788	1,885	2,905	3,486

Further Adjustments to EBITDA:
Non-cash stock-based compensation	619	197	1,020	281

Adjusted EBITDA (non-GAAP)	$2,407	$2,082	$3,925	$3,767

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

The following tables present the dollars (in thousands) and percentage of the Company’s gross accounts receivable from customers outstanding by aging category at June 30, 2015 and December 31, 2014:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

June 30, 2015

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$5,006	20%	$3,338	13%	$1,909	8%	$1,144	5%	$3,198	12%	$14,595	58%
Commercial Insurance	1,269	5%	900	4%	785	3%	547	2%	1,963	8%	5,464	22%
Medicaid	18	0%	14	0%	8	0%	10	0%	109	0%	159	0%
Medicare	1,117	4%	518	2%	549	2%	416	2%	1,170	5%	3,770	15%
Private Pay	34	0%	27	0%	11	0%	16	0%	5	0%	93	0%
Unbilled Revenue	1,242	5%	—	—%	—	—%	—	—%	—	—%	1,242	5%

Total	$8,686	34%	$4,797	19%	$3,262	13%	$2,133	9%	$6,445	25%	$25,323	100%

December 31, 2014

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	3,705	15%	$3,212	13%	$1,639	7%	$1,018	4%	$2,348	9%	$11,922	48%
Commercial Insurance	826	4%	719	3%	767	3%	748	3%	3,763	15%	6,823	28%
Medicaid	15	—%	4	—%	11	—%	23	—%	340	2%	393	2%
Medicare	720	3%	927	4%	727	3%	327	1%	1,263	5%	3,964	16%
Private Pay	27	—%	24	—%	29	—%	20	—%	159	1%	259	1%
Unbilled Revenue	1,294	5%	—	—%	—	—%	—	—%	—	—%	1,294	5%

Total	$6,587	27%	$4,886	20%	$3,173	13%	$2,136	8%	$7,873	32%	$24,655	100%

The following table represents our allowance balances (in thousands) at each balance sheet date presented and that allowance as a percentage of gross accounts receivable:

	June 30,	December 31,
	2015	2014	Change
Allowance for doubtful accounts	$4,194	$4,180	$14
As a % of total accounts receivable	16.6%	17.0%

At June 30, 2015 our allowance for doubtful accounts increased $14,000 as compared to December 31, 2014. The increase is attributed to the higher accounts receivable balance. As a percentage of total accounts receivable, the allowance for doubtful accounts decreased to 16.6% at June 30, 2015 from 17.0% at December 31, 2014. This decline was related to our strong cash collections, and improved aging of our receivables.

Liquidity and Capital Resources

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities (in thousands) for the six months ended June 30, 2015 and 2014 as well as the period ended cash and cash equivalents and working capital.

	For the six months ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$1,897	$5,298
Investing activities	(1,180)	(1,966)
Financing activities	(1,454)	(3,143)

Net (decrease) increase in cash and cash equivalents	(737)	189
Cash and cash equivalents, beginning of period	$33,689	$4,834

Cash and cash equivalents, end of period	$32,952	$5,023

Working Capital (1), end of period	$44,476	$12,856

(1)	Defined as current assets minus current liabilities.

Our net cash provided by operating activities for the six months ended June 30, 2015 was approximately $1.9 million. This was down from from the six months ended June 30, 2014 due to the Company’s net loss for the six months ended June 30, 2015 compared to a net income for the six months ended June 30, 2014.

We used approximately $1.2 million in cash to purchase or develop property and equipment during the six months ended June 30, 2015 compared to $2.0 million for the comparable period in 2014.

Our cash used by financing activities for the six months ended June 30, 2015 consisted primarily of repayments on capital leases partially offset by the issuance of common stock for the exercise of stock options and ESPP shares. Our cash used by financing activities for the six months ended June 30, 2014 consisted primarily of pay downs on our revolving credit facility with Capital Source and repayments on capital leases.

We had over $32.9 million in cash on hand as of June 30, 2015. As such, we believe we have adequate resources to meet our operating commitments for the next twelve months.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan and keep up with the growth in our testing volumes. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently anticipate that we will need to purchase approximately $8.0 million to $9.5 million of additional capital equipment, software and leasehold improvements during 2015, of which we have spent approximately $4.6 million in the six months ended June 30, 2015 of which $3.4 million was acquired through capital lease obligations. We have been and plan to continue funding these expenditures with capital lease financing arrangements, cash, and through bank loan facilities if necessary.

Related Party Transactions

Consulting Agreements

During the three months ended June 30, 2015 and 2014, Steven C. Jones, a director of the Company, earned approximately $65,000 and $65,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. During the six months ended June 30, 2015 and 2014, Mr. Jones earned approximately $130,000 and $127,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $77,500 and $47,500 during the six months ended June 30, 2015 and 2014 as payment of his annual bonus compensation for the previous fiscal years, respectively.

On May 4, 2015 the Company granted Steven C. Jones 225,000 stock options. The options were granted at a price of $4.78 per share and had a weighted average fair market value of $1.80 per option. The options vest ratably over the next three years.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business. No material proceedings were terminated during the quarter ended June 30, 2015.

ITEM 1A — RISK FACTORS

Current and prospective investors are encouraged to review the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 3, 2015, and amended on April  30, 2015.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2015	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
		Name:	Douglas M. VanOort
		Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
		Name:	George Cardoza
		Title:	Chief Financial Officer

	By:	/s/ Edwin F. Weidig III
		Name:	Edwin F. Weidig III
		Title:	Director of Finance and Principal Accounting Officer