Form 10-Q
period 2015-09-30
NEOGENOMICS INC
filed 2015-11-06
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-35756

NEOGENOMICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	74-2897368
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12701 Commonwealth Drive, Suite 9, Fort Myers,
Florida	33913
(Address of principal executive offices)	(Zip Code)

(239) 768-0600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☑

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑

As of November 2, 2015, the registrant had 60,350,750 shares of Common Stock, par value $0.001 per share outstanding.

NEOGENOMICS, INC.

NEOGENOMICS, INC.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to NeoGenomics, Inc., a Nevada corporation and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories” or the “Subsidiary”) and Path Labs LLC, a Delaware limited liability company (“Path Logic”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), which are subject to the “safe harbor” created by those sections.  These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management.  The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.  These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth under “Risk Factors” and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2015, and as amended and filed with the SEC on April 30, 2015.

Forward-looking statements include, but are not limited to, statements about:

•	Our ability to implement our business strategy;
•	The expected reimbursement levels from governmental payers and private insurers and proposed changes to those levels, including the application of the Protecting Access to Medicare Act.
•

The application, to our business and the services we provide, of existing laws, rules and regulations, including without limitation, Medicare laws, anti-kickback laws, Health Insurance Portability and Accountability Act of 1996 regulations, state medical privacy laws, federal and state false claims laws and corporate practice of medicine laws;

•	Regulatory developments in the United States including increasing downward pressure on health care reimbursement;
•	Our ability to maintain our license under the Clinical Laboratory Improvement Amendments of 1988;
•	Food and Drug Administration proposed regulation of Laboratory Developed Tests;
•	Failure to timely or accurately bill for our services;
•	The impact of adoption of the ICD-10-CM code set;
•	Our ability to expand our operations and increase our market share;
•	Our ability to expand our service offerings by adding new testing capabilities;
•	Our ability to meet our future capital requirements;
•	Our ability to integrate acquired businesses, including our proposed acquisition of Clarient, Inc. and costs related to such acquisitions;
•	The impact of internalization of testing by customers;
•	Our ability to compete with other diagnostic laboratories;
•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;
•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure;
•	Our ability to generate sufficient cash flow from our license agreement with Health Discovery Corporation to support its fair value; and
•	The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,966	$33,689
Accounts receivable (net of allowance for doubtful accounts of $4,479 and $4,180, respectively)	21,556	20,475
Inventories	2,967	2,616
Deferred income tax asset, net	821	821
Other current assets	1,547	1,141
Total current assets	60,857	58,742
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $24,791 and $19,822, respectively)	15,898	15,082
INTANGIBLE ASSETS, NET	3,928	4,212
GOODWILL	2,929	2,929
OTHER ASSETS	129	141
TOTAL ASSETS	$83,741	$81,106
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,026	$6,294
Accrued compensation	4,767	3,897
Accrued expenses and other liabilities	1,332	1,208
Short-term portion of equipment capital lease obligations	4,203	3,224
Total current liabilities	15,328	14,623
LONG-TERM LIABILITIES
Long-term portion of equipment capital lease obligations	5,743	5,257
Deferred income tax liability, net	821	821
Total long-term liabilities	6,564	6,078
TOTAL LIABILITIES	21,892	20,701
COMMITMENTS AND CONTINGENCIES (SEE NOTE G) STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, (100,000,000 shares authorized; 60,598,616 and 60,242,818 shares issued and outstanding, respectively)	61	60
Additional paid-in capital	82,256	79,751
Accumulated deficit	(20,468)	(19,406)
Total stockholders’ equity	61,849	60,405
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,741	$81,106

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
NET REVENUE	$25,126	$23,217	$72,523	$62,070
COST OF REVENUE	13,955	12,923	40,995	32,826
GROSS MARGIN	11,171	10,294	31,528	29,244
OPERATING EXPENSES
General and administrative	7,438	6,370	21,036	17,295
Research and development	871	1,014	2,342	2,275
Sales and marketing	2,748	2,983	8,569	8,775
Total operating expenses	11,057	10,367	31,947	28,345
INCOME (LOSS) FROM OPERATIONS	114	(73)	(419)	899
INTEREST AND OTHER EXPENSE – NET	(239)	(218)	(623)	(736)
INCOME (LOSS) BEFORE INCOME TAXES	(125)	(291)	(1,042)	163
INCOME TAXES	—	—	20	78
NET INCOME (LOSS)	$(125)	$(291)	$(1,062)	$85
NET INCOME (LOSS) PER SHARE – Basic	$(0.00)	$(0.01)	$(0.02)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic	60,537	54,444	60,414	51,272
NET INCOME (LOSS) PER SHARE – Diluted	$(0.00)	$(0.01)	$(0.02)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Diluted	60,537	54,444	60,414	53,926

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,062)	$85
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	1,849	2,044
Amortization of intangibles	283	200
Depreciation and amortization of property and equipment	4,971	3,938
Amortization of debt issue costs	—	66
Stock based compensation – options and restricted stock	1,588	566
Stock based compensation – warrants	319	173
Changes in assets and liabilities, net:
Accounts receivable, net of write-offs	(2,930)	12
Inventories	(351)	(582)
Other current assets	(409)	93
Other assets	12	39
Accounts payable and other liabilities	2	1,830
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,272	8,464
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash	-	(5,829)
Purchases of property and equipment	(1,682)	(2,719)
NET CASH USED IN INVESTING ACTIVITIES	(1,682)	(8,548)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit facility, net	—	(4,282)
Repayment of capital lease obligations	(2,912)	(2,632)
Issuance of common stock for cash, net of transaction expense	—	34,430
Issuance of common stock for the exercise of options, warrants and ESPP shares	599	2,100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,313)	29,616
NET INCREASE IN CASH AND CASH EQUIVALENTS	277	29,532
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,689	4,834
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,966	$34,366
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	672	770
Income taxes paid	20	170
NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital lease obligations and equipment loans	4,377	4,824

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE A — NATURE OF BUSINESS AND BASIS OF PRESENTATION

NeoGenomics, Inc., a Nevada corporation (the “Parent”), and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories”) and Path Labs LLC., a Delaware limited liability company (“Path Logic”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates a network of anatomic pathology and certified “high complexity” clinical laboratories in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these accompanying interim consolidated financial statements. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2015 and as amended and filed with the SEC on April 30, 2015.

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

NOTE B — RECENTLY ISSUED ACCOUNTING GUIDANCE

Management has determined that there has been no recently issued accounting guidance that will have a material impact on the consolidated financial statements.

NOTE C — ACQUISITIONS

On July 8, 2014, NeoGenomics, Laboratories entered into a membership interest purchase agreement with Path Logic, and Path Labs Holdings, LLC, a Delaware limited liability company (“PL Holdings”), whereby the Company acquired all of the outstanding membership interests in Path Logic from PL Holdings for a purchase price (in thousands) of $5,908 (the “Acquisition”). NeoGenomics Laboratories paid the purchase price using cash on hand and borrowings on its revolving credit facility.

The following table summarizes the final amounts for the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair Value July 8, 2014
Current assets, including cash and cash equivalents	$1,722
Property, plant and equipment	577
Identifiable intangible assets – customer relationships	1,930
Long term deposits	28
Goodwill	2,929
Total assets acquired	7,186
Current liabilities	(1,180)
Long-term liabilities	(98)
Net assets acquired	$5,908

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed.  The measurement period adjustments were complete as of December 31, 2014.

Acquired intangible assets of $1.93 million consist of customer relationships which are being amortized over thirteen years.  We recorded approximately $37,000 and $111,000 of amortization expense for the three and nine months ended September 30, 2015, respectively.

The estimated amortization expense related to the acquired intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2015 is as follows (in thousands):

Year Ending December 31,
Remainder of 2015	$37
2016	148
2017	148
2018	148
2019	148
2020	148
Thereafter	970
Total	$1,747

The goodwill arising from the Acquisition includes revenue synergies as a result of our existing customers and Path Logic’s customers having access to each other’s testing menus and capabilities.  It also arises from the new product lines which Path Logic has added to the Company’s product portfolio.  The total amount of goodwill which is expected to be deductible for tax purposes is approximately $3.7 million, which will be amortized on the Company’s tax returns over fifteen years.

The following unaudited pro forma information (in thousands) have been provided for illustrative purposes only and are not necessarily indicative of results that would have occurred had the Acquisition been in effect since January 1, 2013, nor are they necessarily indicative of future results.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue	$23,405	$67,289
Net income (loss)	(35)	(450)
Income (loss) per share
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

The unaudited pro forma consolidated results above have been prepared by adjusting our historical results to include the Acquisition as if it occurred on January 1, 2013. These unaudited pro forma consolidated historical results were then adjusted for the following:

•	Adjustments to reflect the impact of $361,000 of transaction costs related to the 2014 acquisition as of January 1, 2013,

•	A net reduction in amortization expense due to decreased intangible assets recorded related to the acquisition,

•	a net reduction in interest expense as we did not acquire the existing debt from the acquisition, offset by our interest expense on net borrowings under capital leases and notes payable,

•	a net reduction in depreciation expense due to decreased fixed asset values recorded related to the acquisition,

•	a net reduction in general and administrative to remove the management fees from the private equity company and the Chief Executive Officer’s salary from the results,

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

NOTE D — GOODWILL AND INTANGIBLE ASSETS

The Company has recorded Goodwill of $2,929 as of September 30, 2015.  The changes in the carrying amount of goodwill for the nine month period ended September 30, 2015 and for the year ended December 31, 2014 are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Balance as of January 1	$2,929	$-
Goodwill acquired during the period	-	2,929
Balance at end of period	$2,929	$2,929

Intangible assets as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

		September 30, 2015
	Amortization Period	COST	Accumulated Amortization	Net
Customer Relationships	156 months	$1,930	$183	$1,747
Support Vector Machine (SVM) technology	108 months	500	199	301
Laboratory developed test (LDT) technology	164 months	1,482	389	1,093
Flow Cytometry and Cytogenetics technology	202 months	1,000	213	787
Total		$4,912	$984	$3,928

		December 31, 2014
	Amortization Period	COST	Accumulated Amortization	Net
Customer Relationships	156 months	$1,930	$71	$1,859
Support Vector Machine (SVM) technology	108 months	500	167	333
Laboratory developed test (LDT) technology	164 months	1,482	297	1,185
Flow Cytometry and Cytogenetics technology	202 months	1,000	165	835
Total		$4,912	$700	$4,212

We recorded approximately $93,000 and $89,000 in straight-line amortization expense of intangibles in the three months ended September 30, 2015 and 2014, respectively. We recorded approximately $283,000 and $200,000 in straight-line amortization expense of intangibles in the nine months ended September 30, 2015 and 2014, respectively. The Company recorded amortization expense from customer relationships as a general and administrative expense.  We will continue to record the amortization of the Support Vector Machine (SVM) technology, the Laboratory developed tests (LDT) technology and the Flow Cytometry and Cytogenetics technology intangibles as a research and development expense until the such time that we have products, services or cost savings directly attributable to these intangible assets that would require recordation in cost of goods sold.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2015 is as follows (in thousands):

Year Ending December 31,
Remainder of 2015	$93
2016	372
2017	372
2018	372
2019	372
2020	372
Thereafter	1,975
Total	$3,928

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

The table below shows the adjustments made to gross service revenues to arrive at net revenues (in thousands), the amount reported on our statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross service revenues	$57,192	$60,660	$167,525	$159,665
Total contractual adjustments and discounts	(32,066)	(37,443)	(95,002)	(97,595)
Net revenues	$25,126	$23,217	$72,523	$62,070

NOTE F — EQUITY

Stock Options

On May 4, 2015, the board of directors of Parent (the “Board of Directors”) further amended the Amended and Restated Equity Incentive Plan dated as of April 16, 2013 (the “Plan”) to add an additional 2,500,000 shares to the maximum aggregate number of shares of Parent common stock reserved and available for issuance under the Plan, bringing the total available from the Plan to 9,500,000 shares.  This amendment was approved by the shareholders on June 12, 2015.

On May 4, 2015, the Compensation Committee of the Board of Directors granted 1,645,000 options to certain executives and key employees of the Company.  The options were granted at a price of $4.78 per share and had a weighted average fair market value of $1.80 per option for a total fair market value of $2,961,000.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2015 is as follows:

	Number of	Weighted average
	shares	exercise price
Options outstanding at December 31, 2014	4,012,096	$2.04
Options granted	1,756,000	4.80
Less:
Options exercised	289,125	1.61
Options canceled or expired	12,500	3.19
Options outstanding at September 30, 2015	5,466,471	2.95
Exercisable at September 30, 2015	2,686,247	$1.52

As of September 30, 2015, there was approximately $3.2 million of unrecognized share based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.5 years.

Stock based compensation expense recognized for stock options and restricted stock and included in the consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development expense	$161	$200	$339	$269
General and administrative expense	667	120	1,395	297
Total stock based compensation expense	$828	$320	$1,734	$566

Stock based compensation recorded in research and development relates to unvested options granted to a non-employee in connection with the licensed technology from Health Discovery Corporation.

Common Stock Warrants

A summary of the warrant activity for the nine months ended September 30, 2015 is as follows:

	Number of	Weighted average
	shares	exercise price
Warrants outstanding at December 31, 2014	650,000	$1.48
Warrants granted	—	—
Less:
Warrants exercised	—	—
Warrants canceled or expired	—	—
Warrants outstanding at September 30, 2015	650,000	$1.48
Exercisable at September 30, 2015	530,000	$1.49

During the three months ended September 30, 2015 and 2014, we recorded $58,000 and $137,000 of warrant compensation expense, respectively.  During the nine months ended September 30, 2015 and 2014, we recorded $173,000 and $172,000 of warrant compensation expense, respectively.  Warrant expense for the periods presented is recorded in research and development as the expense relates to unvested performance based warrants granted to a non-employee in connection with the licensed technology from Health Discovery Corporation.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Restricted Stock Awards

On April 16, 2015 the Company granted four directors of Parent each 2,080 shares of restricted stock.  Such restricted stock will vest ratably over each of the next four quarters so long as the director still serves as a member of the Board of Directors.  The fair market value of each grant of restricted stock on the award date was deemed to be $10,025 or $4.82 per share, which was the closing price of Parent’s common stock on the day before the grant was approved by the compensation committee of the Board of Directors.

On June 16, 2015 the Company granted two newly elected directors of Parent each 1,560 shares of restricted stock.  Such restricted stock will vest ratably over each of the next three quarters so long as the director still serves as a member of the Board of Directors.  The fair market value of each grant of restricted stock on the award date was deemed to be $9,079 or $5.82 per share, which was the closing price of Parent’s common stock on the day before the grant was approved by the compensation committee of the Board of Directors.

NOTE G — COMMITMENTS

During the nine months ended September 30, 2015, the Company entered into agreements with Wells Fargo Equipment Finance to lease approximately $1.50 million of laboratory and computer equipment. One lease agreement for approximately $0.2 million includes a 36 month term with a $1.00 buyout option at the end of the term and an interest rate of 3.61%.  The other lease agreement for approximately $1.30 million includes a 60 month term with a $1.00 buyout option at the end of term and an interest rate of 4.08%.  The Company accounted for these lease agreements as capital leases.

During the nine months ended September 30, 2015, the Company entered into agreements with several vendors to lease approximately $2.8 million of laboratory equipment, computer equipment and computer software.  The leases have varying terms ranging from 34 to 60 months with $1.00 buyout options at the end of the terms and interest rates ranging between 4.00% and 13.5% with a weighted average interest rate of 5.47%.  The Company accounted for these lease agreements as capital lease obligations.

NOTE H — OTHER RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2015 and 2014, Steven C. Jones, a director of Parent, earned approximately $66,000 and $67,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. During each of the nine months ended September 30, 2015 and 2014, Mr. Jones earned approximately $197,000 for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $77,500 and $47,500 during the nine months ended September 30, 2015 and 2014, respectively as payment of his annual bonus compensation for the previous fiscal years.

On May 4, 2015 Parent granted Steven C. Jones 225,000 stock options to purchase shares of Parent common stock.  The options were granted at a price of $4.78 per share and had a weighted average fair market value of $1.80 per option.  The options vest ratably over the next three years.

NOTE I —SUBSEQUENT EVENTS

Acquisition

On October 20, 2015, Parent and NeoGenomics Laboratories Inc., entered into a Stock Purchase Agreement with GE Medical Holding AB (“GE Medical”), a subsidiary of General Electric Company pursuant to which Parent (through NeoGenomics Laboratories) proposes to acquire from GE Medical all of the issued and outstanding shares of common stock, par value $0.01 per share, of Clarient, Inc., a Delaware company (“Clarient”).  The purchase price consists of (i) $80.0 million in cash, (ii) 15.0 million shares of Parent’s common stockand (iii) 14,666,667 shares of the Parent’s Series A convertible preferred stock (‘the Series A Preferred Stock”).  The cash portion of the purchase price is subject to adjustment for changes in Clarient’s working capital as of the closing of the acquisition and certain indebtedness and other customary adjustments that may be determined at or after the closing.  The final determination of the allocation of the purchase price will be based on the fair values of assets and liabilities of Clarient as of the date the acquisition closes.  The closing of the acquisition is subject to, among other things, stockholder approval and the receipt of all required

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

authorizations, clearances, consents and governmental approvals.  Assuming receipt of the foregoing, we expect the acquisition to be completed near the end of 2015 or early 2016.

On or prior to the closing of the acquisition, the Company expects to enter into two separate credit facilities with separate lenders.  The first is a revolving credit facility based on our accounts receivable which would provide for up to $25.0 million of availability of which we expect to use $10.0 million at closing to fund a portion of the cash consideration of the acquisition.  The second credit facility is a $55.0 million Term Loan that the Company would use to fund a portion of the cash consideration of the acquisition.  In the event the proposed acquisition is not closed, the Company will not enter into the $55.0 million term loan, however, the Company may still enter into the $25.0 million revolving credit facility of which would be used for operating liquidity and funding any future acquisitions.

The closing of the acquisition is subject to various closing conditions including, without limitation, the approval by Parent’s stockholders of the transaction, the issuance of the common stock and Series A Preferred Stock, and the increase in authorized common stock and preferred stock.

Covance Agreement

On October 28, 2015, NeoGenomics Laboratories amended the Strategic Alliance Agreement that it originally entered into with Covance Central Laboratory Services as of November 18, 2013.  As part of the amended agreement, the Company will receive $2 million during the fourth quarter of 2015.

2016 Medicare Physician Fee Schedule

On October 30, 2015, the, the Centers for Medicare and Medicaid Services (“CMS”) released a public display copy of the CY 2016 Physician Fee Schedule (“PFS”) Final Rule with Comment Period.   Comments on portions of the rule are being accepted by CMS through December 29, 2015, including comments on standard times for certain of the clinical labor tasks associated with pathology services and on recommended values for potentially mis-valued codes.  If the so called "Final Rule" passes without further changes, it will result in significantly increased reimbursement by CMS in 2016 for the main FISH CPT codes that we perform and bill.  There are reductions in certain other CPT codes that we frequently bill, including the main codes used for billing Flow Cytometry testing.  For the first nine months of 2015 we billed Medicare $5.1 million for FISH testing, and we believe that reimbursement for FISH from Medicare will increase by approximately 75% if the final rule is passed without further changes.  We also had billings for flow cytometry testing of $2.6 million to CMS for the first nine months of 2015, and we believe flow reimbursement will decline by approximately 18% if the final rule is passed without further changes.  The final 2016 PFS rule will not be issued until January 2016.  Significant rate changes by Medicare have historically influenced reimbursement rates set by commercial insurance payors.

END OF FINANCIAL STATEMENTS

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoGenomics, Inc., a Nevada corporation (referred to collectively with its subsidiaries as “NeoGenomics”, “we”, “us”, “our” or the “Company” in this quarterly report on Form 10-Q) is the registrant for SEC reporting purposes.  Our common stock is listed on the NASDAQ Capital Market under the symbol “NEO.”

Introduction

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements, and the notes thereto included herein. The information contained below includes statements of the Company’s or management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this quarterly report on Form 10-Q under the caption “Forward-Looking Statements”, which information is incorporated herein by reference.

Overview

We operate a network of cancer-focused genetic testing laboratories with a mission to improve patient care through exceptional genetic and molecular testing services.  Our vision is to become America’s premier cancer genetic testing laboratory by delivering uncompromising quality, exceptional service and innovative products and services.  The Company has laboratory locations in Ft. Myers and Tampa, Florida; Fresno, Irvine, and West Sacramento, California; and Nashville, Tennessee, and currently offers the following types of testing services:

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

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

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

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

customers often result in other accounts referring testing as well.  New customers who begin using us because of our many new innovative test offerings often begin to refer large portions of their other testing, which has helped to sustain our growth.  We are increasingly being seen as a one-stop shop able to handle all of the oncology testing needs of our clients.

We will also look to grow our business through mergers or acquisitions if the right opportunities become available.  We are focused on strategic opportunities that would be complementary to our menu of services and would be accretive to our earnings and cash flow in the short to medium timeframe.  In 2014 we acquired Path Labs, LLC, doing business as (‘Path Logic”), a leading provider of specialized anatomic pathology services to hospitals and physicians primarily in Northern California.  Path Logic provides high-quality Anatomic Pathology services with significant expertise in the sub-specialties of renal pathology, dermatopathology, women’s health and gastrointestinal and genitourinary pathology.  On October 20, 2015 we entered into a Stock Purchase Agreement with GE Medical Holding AB (“GE Medical”), a subsidiary of General Electric Company pursuant to which we (through NeoGenomics Laboratories) propose to acquire from GE Medical all of the issued and outstanding shares of common stock of Clarient Inc., a Delaware Corporation (the “Transaction”).  We believe the transaction will enable NeoGenomics to broaden its offering of innovative cancer diagnostic tests to hospitals and physicians across the country, and to accelerate its growth in the fast-growing worldwide market for pharmaceutical clinical trials and research.  Complementary product offerings and expanded geographical reach of the combined company are expected to provide customers with substantial benefits and create a significantly larger and more diversified provider of precision oncology diagnostics.

We believe Clarient’s outstanding pathology services and capabilities in the analysis of solid tumor cancers of the breast, colon and lung are highly complementary to NeoGenomics’ industry-leading molecular testing services and extensive expertise in testing for hematologic cancers.  We believe hospital, physician, and pharmaceutical industry clients will benefit from the combined company’s ability to offer a wider range of world-class tests, closer geographical access to services, and enhanced service capabilities.  The proposed acquisition will allow the combined company to further leverage its existing laboratory facilities and infrastructure to drive productivity improvements and lower operating costs.  See Note I to the financial statements.  The closing of the Transaction is subject to various closing conditions including, without limitation, the approval by Parent’s stockholders of the transaction, the issuance of the common stock and Series A Preferred Stock, and the increase in authorized common stock and preferred stock. See Note I to the financial statements.

Innovate

We are committed to being an innovative leader in oncology testing.  Our goal is to develop new assays to help physician clients better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients.  During the nine months ended September 30, 2015, we introduced an additional 37 new tests.

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

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

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

We are also working to develop a proprietary NeoLABTM (Liquid Alternative to Biopsy) Prostate cancer test that is performed on blood plasma and urine rather than on prostate tissue biopsies.  There are two goals for this test, a) to diagnose the presence of cancer in patients with BPH (benign prostatic hyperplasia) and b) to distinguish high-grade from low-grade cancer in patients with prostate cancer.  We completed a preliminary patient study in June 2013, and the results were published in March 2014 in the Genetic Testing and Molecular Biomarkers journal.  In addition, in February 2014, we completed a follow up study with additional patient samples which confirmed the published preliminary data from the first trial.  The results of this second study were presented at the Association of Clinical Oncologists (“ASCO”) meeting in 2014.  We are currently conducting a pivotal validation study that is targeting over 1,000 patients to further validate the efficacy of our NeoLABTM Prostate Test.  The NeoLABTM test is available as a Laboratory Developed Test (“LDT”), free of charge, to patients who want to participate in the ongoing validation on the condition that their treating physician must provide clinical utilization and follow-up data to us as part of the testing process.  Further validation work needs to be completed, however we continue to be encouraged about the potential for this new test.  We are planning an unrestricted commercial launch of the NeoLABTM prostate test in 2016.

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

Diversify

Our third focus area in 2015 is to diversify our business.  We have focused on developing our clinical trials business and expanding our relationships with biopharmaceutical firms.  We have several ongoing clinical trials with numerous international pharmaceutical firms and we expect clinical trials testing to be a major component of our diversification strategy in the coming years.  Our extensive molecular testing menu has helped to attract interest from several leading pharmaceutical firms and it remains a strong selling point.  We have also done work for several leading academic centers related to clinical trials.  We believe that our ability to quickly develop new genetic tests for certain bio-markers makes us a good candidate to work with firms on development projects and trials.  In November of 2013, we announced a five-year contract with Covance Central Laboratories (“Covance”) to provide comprehensive anatomic pathology, histology and specialty testing laboratory services for clinical trials.  On October 28, 2015, the agreement with Covance was amended to enable us to enter into strategic relationships and offer our services to other central laboratories and contract research organizations. As part of the amended agreement, we will receive $2 million during the fourth quarter of 2015. The agreement will remain in effect through the original five-year term.  We expect to continue to work with Covance through the term of the contract, and already have several studies in-house and underway.  Developing the many customer relationships we have with pharmaceutical firms will remain a key focus area for NeoGenomics in the years to come.

Get Lean

We are also focused on becoming more efficient and reducing our cost per test.  Our best practice teams work with our information technology teams to make improvements in efficiencies to our lab processes.  We are using information systems and technology to move us further along the path of being a “fully digital lab” that uses on-line ordering, bar coding, specimen tracking, and other tools to create a streamlined, seamless, and efficient lab.  Our laboratory teams are using lean principles and are increasing automation to lower our cost-per-test.  We’ve also been working with suppliers to lower supply costs and have changed vendors in some cases.  In addition, our laboratory department had incentive compensation linked to their success in reducing cost per test.  During the nine months ended September 30, 2015 we reduced our average cost of goods sold per test in our “Base Business” (excluding Path Logic) by 7.9% versus the

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

comparable periods in 2014 and we have identified several other areas in the laboratory where we believe we can drive further automation and efficiencies.

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

Medical Team

Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology.  Our medical team is led by our Chief Medical Officer, Dr. Maher Albitar, a renowned hematopathologist with extensive experience in molecular and genetic testing.  Prior to joining NeoGenomics, Dr. Albitar was Medical Director for Hematopathology and Oncology at the Quest Nichols Institute and Chief R&D Director for Hematopathology and Oncology for Quest Diagnostics.  He also served as Section Chief for Leukemia at the University of Texas M. D. Anderson Cancer Center and Medical Director of the MD Anderson Molecular laboratory, one of the first labs of its kind in the United States. In addition to Dr. Albitar, we employ 15 other full-time M.D.’s and Ph.D.’s in addition to part-time consultants for specific specialties.

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

Our tech-only services are designed to give pathologists the option to choose, on a case by case basis, whether they want to order just the technical information and images relating to a specific test so they can perform the professional interpretation, or order “global” services and receive a comprehensive test report which includes a NeoGenomics Pathologist’s interpretation of the test results.  Our clients appreciate the flexibility to access NeoGenomics’ medical staff for difficult or complex cases or when they are otherwise unavailable to perform professional interpretations.  We believe this innovative approach to serving the needs of pathology clients’ results in longer term, more committed client relationships that are more akin to strategic partnerships. Our extensive tech-only service offerings have differentiated us and allowed us to compete more effectively against larger, more entrenched competitors in our niche of the industry.

Global Service Offerings

We also offer a full set of global services to meet the needs of those clients who are not credentialed and trained in interpreting genetic tests and who are looking for specialists to interpret the testing results for them.  In our global service offerings, our lab performs the technical component of the tests and our M.D.s and Ph.Ds. provide the interpretation services.  Our professional staff is also available for post-test consultative services.  These clients rely on the expertise of our medical team to give them the answers they need in a timely manner to help inform their diagnoses and treatment decisions.  Many of our tech-only clients also rely on our medical team for difficult or challenging cases by ordering our global testing services on a case-by-case basis or our medical team can serve as a backup to support our clients who

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

need help to satisfy the continued and demanding requirements of their practice.  Our reporting capabilities allow for all relevant case data from our global services to be captured in one summary report.  When providing global services, we perform both the technical and professional component of the test, which results in a higher reimbursement level.

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

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients.  Our sales representatives are organized into three regions (Northeast, Central and West) for the core NeoGenomics business, and one separate sales team for our Path Logic division.  These sales representatives all utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated all of the important customer care functionality within our LIS into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions.  Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM.  Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up.

Geographic Locations

Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on either the West Coast or the East Coast of the United States to service the needs of their customers around the country.  We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence.  We have six facilities, three large laboratory locations in Fort Myers, Florida, West Sacramento, California and Irvine, California and three smaller laboratory locations in Fresno, California, Nashville, Tennessee and Tampa, Florida.  Our

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

objective is to “operate one lab with multiple locations” in order to deliver standardized, high quality, test results.  We intend to continue to develop and open new laboratories and/or expand our current facilities as market situations dictate and business opportunities arise.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2014 as amended.

Deferred Taxes

We recorded a full valuation allowance against all of our deferred tax assets as of both September 30, 2015 and December 31, 2014.  This was done although we had pretax income in 2013 and 2014, due to the unsettled circumstances around reimbursement reductions in 2015 which includes further Medicare rate reductions and the fact that we believe that most commercial insurance companies followed Medicare’s reimbursement framework and reduced reimbursement for the effected Medicare CPT codes. We believe that our profitability for 2015 is not reasonably assured as evidenced by our loss position for the nine months ended September 30, 2015.  However, given our current earnings and anticipated future earnings, we believe there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed.  Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.  Subsequent periods would have a higher income tax expense should the Company in fact be profitable.  However the exact timing and amount of the valuation allowance are subject to change on the basis of the levels of profitability that we are able to actually achieve and the outlook for the Company.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Proposed Acquisition of Clarient Business

On October 20, 2015, we entered into a Stock Purchase Agreement with GE Medical, pursuant to which we (through NeoGenomics Laboratories) propose to acquire from GE Medical all of the issued and outstanding shares of common stock of Clarient, a wholly owned subsidiary of GE Medical.  The purchase price consists of (i) $80.0 million in cash, (ii) 15.0 million shares of our common stock, and (iii) 14,666,667 shares of our Series A Preferred Stock.  The cash portion of the purchase price is subject to adjustment for changes in Clarient’s working capital as of the closing of the Transaction and certain indebtedness and other customary adjustments that may be determined at or after the closing.  The final determination of the allocation of the purchase price will be based on the fair values of assets and liabilities of Clarient as of the date the Transaction closes.  The closing of the Transaction is subject to, among other things, stockholder approval and the receipt of all required authorizations, clearances, consents and governmental approvals.  Assuming receipt of the foregoing, we expect the Transaction to be completed near the end of 2015 or early 2016.

For additional information regarding the Transaction, see our preliminary proxy statement filed with the SEC on October 23, 2015, and the definitive proxy statement to be filed thereafter.

Results of Operations for the Three and Nine Months Ended September 30, 2015 as Compared to the Three and Nine Months Ended September 30, 2014

In July 2014 NeoGenomics Laboratories purchased all of the membership interests of Path Logic from PL Holdings for a purchase price (in thousands) of $5,908, (see Note C to our financial statements for additional information).  For certain year-over-year comparability purposes we are discussing results since the acquisition without the effects of Path Logic so we may better explain the changes that occurred this year when compared to the prior year results.  Such results will be referred to as “Base Business”.

The following table presents the consolidated statements of operations as a percentage of revenue:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.5%	55.7%	56.5%	52.9%
Gross Profit	44.5%	44.3%	43.5%	47.1%
Operating expenses:
General and administrative	29.6%	27.4%	29.0%	27.9%
Research and development	3.5%	4.4%	3.2%	3.7%
Sales and marketing	10.9%	12.8%	11.8%	14.1%
Total operating expenses	44.0%	44.6%	44.0%	45.7%
Income (loss) from operations	0.5%	(0.3)%	(0.5)%	1.4%
Interest and other expense - net	(1.0)%	(0.9)%	(0.9)%	(1.2)%
Net income (loss) before income taxes	(0.5)%	(1.2)%	(1.4)%	0.2%
Income taxes	0.0%	0.0%	0.0%	0.1%
Net income (loss)	(0.5)%	(1.2)%	(1.4)%	0.1%

Revenue

Our consolidated revenue for the three and nine months ended September 30, 2015 was approximately $25.1 million and $72.5 million, respectively, compared to $23.2 million and $62.1 million for the three and nine months ended September 30, 2014, respectively.  The Path Logic acquisition accounted for revenues of $2.0 million and $6.3 million for the three and nine months ended September 30, 2015, respectively, compared to $2.4 million for the three and nine months ended September 30, 2014.  Growth in the Base Business, was approximately $2.3 million and $6.5 million for the three and nine months ended September 30, 2015, respectively.

The following table shows the revenue, requisition and test metrics for our Base Business for the three and nine months ended September 30, 2015 and 2014:

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

	For the three months ended September 30,			For the nine months ended September 30,
Base Business	2015	2014	% Change	2015	2014	% Change
Requisitions received (cases)	35,427	28,493	24.3%	101,542	82,551	23.0%
Number of tests performed	56,380	44,975	25.4%	160,999	129,184	24.6%
Average number of requisitions/tests	1.59	1.58	0.6%	1.59	1.56	1.9%
Total testing revenue (in thousands)	$23,097	$20,835	10.9%	$66,214	$59,688	10.9%
Average revenue per requisition	$652	$731	(10.8%)	$652	$723	(9.8%)
Average revenue per test	$410	$463	(11.4%)	$411	$462	(11.0%)
Total cost of revenue (in thousands)	$12,257	$11,172	9.7%	$35,798	$31,075	15.2%
Average cost per requisition	$346	$392	(11.7%)	$353	$376	(6.1%)

Our year-over-year revenue growth in our Base Business is the result of a broad based increase in the number of new clients resulting in a 25.4% increase in test volume for the three months ended September 30, 2015 compared to the same period in 2014 and a 24.6% increase in test volume for the nine months ended September 30, 2015 compared to the same period in 2014. We believe that the increase in new clients is a direct result of our efforts to innovate by developing one of the most comprehensive molecular testing menus in the industry.  Our leading molecular testing menu has also allowed us to up-sell many existing clients which is also helping to drive our growth.  Customers increasingly see us as a one-stop-shop able to handle all of their cancer testing needs.  We expanded our sales team during 2015 and we are seeing the benefit from that expansion as the sales team is performing well.  Our average revenue/test decrease of approximately 11.4% for the three months ended September 30, 2015 compared to the same period in 2014 and our revenue/test decrease of approximately 11.0% for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to the reduction in payments from Medicare and commercial insurance plans on certain FISH and immunohistochemistry tests as a result of the 2015 Medicare physician fee schedule being reduced for certain CPT codes.  Many commercial insurance plans have used the reduced Medicare fees for FISH as a benchmark and have made similar reductions to the new FISH CPT Codes.

The following table shows the requisitions and revenue for Path Logic for the three and nine months ended September 30, 2015 ($ in thousands, except for requisitions):

	For the three months ended September 30,			For the nine months ended September 30,
Path Logic	2015	2014	% Change	2015	2014	% Change
Requisitions received (cases)	15,713	19,623	(19.9%)	49,413	19,623	151.8%
Total testing revenue	$2,029	$2,382	(14.8%)	$6,309	$2,382	164.9%
Average revenue per requisition	$129	$121	6.6%	$128	$121	5.8%
Total cost of revenue	$1,697	$1,752	(3.1%)	$5,197	$1,752	196.6%
Average cost per requisition	$108	$89	21.3%	$105	$89	18.0%

Revenues for Path Logic have decreased by approximately $353 thousand or 15% for the three month period ended September 30, 2015 when compared to the period from the date of acquisition, July 8, 2014 to September 30, 2014.  This decrease in revenue is due to a decline in requisition volume due to customer attrition.  On a per requisition basis, cost per requisition has increased as a result of the volume decline and fixed costs in the laboratory.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

The consolidated cost of revenue and gross profit metrics are as follows ($ in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
Consolidated	2015	2014	$ Change	2015	2014	$ Change
Cost of revenue	$13,955	$12,923	$1,032	$40,995	$32,826	$8,169
Cost of revenue as a % of revenue	55.5%	55.7%		56.5%	52.9%
Gross Profit	$11,171	$10,294	$877	$31,528	$29,244	$2,284
Gross Profit as a % of revenue	44.5%	44.3%		43.5%	47.1%

Consolidated cost of revenue increased in the three and nine months ended September 30, 2015 due to the increases in our testing volumes.  The cost of revenue as a percentage of revenue increased for the three and nine months ended September 30, 2015 as compared to the prior year due to the aforementioned decline in reimbursement rates for 2015 as compared to the prior year.

The cost of revenue, gross profit and test metrics for the Base Business ($ in thousands, except per test amounts) are as follows:

	For the three months ended September 30,			For the nine months ended September 30,
Base Business	2015	2014	$ Change	2015	2014	$ Change
Cost of revenue	$12,257	$11,172	$1,085	$35,798	$31,075	$4,723
Cost of revenue as a % of revenue	53.1%	53.6%		54.1%	52.1%
Gross Profit	$10,840	$9,664	$1,176	$30,416	$28,613	$1,803
Gross Profit as a % of revenue	46.9%	46.4%		45.9%	47.9%
Cost of Revenue per Test	$217	$248	$(31)	$222	$241	$(19)
Gross Profit per Test	$192	$215	$(23)	$189	$221	$(32)

Cost of revenue for the Base Business increased in the three and nine months ended September 30, 2015 due to the increases in our testing volumes. The cost of revenue as a percentage of revenue slightly decreased for the three months ended September 30, 2015 and increased for the nine months ended September 30, 2015 as compared to the same periods in the prior year.  These changes are largely due to the aforementioned decline in reimbursement rates for 2015 as compared to the prior year. The $31 thousand and $19 thousand decline in cost of revenue per test for the three and nine months ended September 30, 2015 when compared to the prior year periods was the result of several factors, including most notably:

•

Improved productivity in our laboratory as we experienced an increase in the amount of tests processed per laboratory FTE (full time equivalent personnel). This was driven by improved capacity planning and utilization along with several process improvements and automation in the laboratory.

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

The cost of revenue and gross profit for Path Logic are as follows:

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

	For the three months ended September 30,			For the nine months ended September 30,
Path Logic ($ in thousands)	2015	2014	$ Change	2015	2014	$ Change
Cost of revenue	$1,697	$1,752	$(55)	$5,197	$1,752	$3,445
Cost of revenue as a % of revenue	83.7%	73.5%		82.4%	73.5%
Gross Profit	$331	$630	$(299)	$1,111	$631	$480
Gross Profit as a % of revenue	16.3%	26.5%		17.6%	26.5%

Cost of revenue for Path Logic has decreased slightly for the three month period ending September 30, 2015 when compared to the period from the date of acquisition, July 8, 2014 to September 30, 2014.  Cost of revenue as a percentage of revenue increased to 83.7% for the three months ended September 30, 2015 as compared to 73.5% for the period from date of acquisition, July 8, 2014 to September 30, 2014.  The costs were consistent with the prior year amounts and the changes in the percentages of revenue are a result of the fixed costs to operate the laboratory at current capacity.  We anticipate volume to increase and the corresponding percentages to decrease accordingly in the future.

General and Administrative Expenses

General and administrative expenses relate to billing, bad debt expense, finance, human resources, information technology and other administrative functions. They primarily consist of employee related costs (such as salaries, fringe benefits, and stock based compensation expense), professional services, facilities expense, and depreciation and administrative-related costs allocated to general and administrative expenses.

Consolidated general and administrative expenses for the periods presented are as follows:

	For the three months ended September 30,			For the nine months ended September 30,
($ in thousands)	2015	2014	$ Change	2015	2014	$ Change
General and administrative	$7,438	$6,370	$1,068	$21,036	$17,295	$3,741
As a % of revenue	29.6%	27.4%		29.0%	27.9%

General and administrative expenses increased for both the three and nine months ended September 30, 2015, compared to the same periods in 2014.  These overall changes were the result of increased expenses in the following areas:  payroll and payroll related, non-cash warrants and options, depreciation, amortization and technology and equipment.  The increases in general and administrative expenses are primarily due to additional resources necessary to service the growth of the company and the increased requisitions received.  In addition, stock based compensation expense increased to approximately $667 thousand for the three months ended September 30, 2015 from approximately $120 thousand for the same period in 2014.  This increase of approximately $547 thousand was primarily due to increased stock options outstanding.  As a percentage of revenue, general and administrative expenses only increased slightly.

Bad debt expense increased approximately $316 thousand to $545 thousand for the three months ended September 30, 2015 as compared with the three months ending September 30, 2014.  As a percentage of revenue, bad debt expense for the three months ended September 30, 2015 was 2% compared to 1% for the three months ended September 30, 2014.  Bad debt was historically low during the three months ended September 30, 2014 due to collections of older account balances.

Bad debt expense decreased by approximately $195 thousand to $1.8 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  As a percentage of revenue, bad debt for this period remained relatively constant.

We expect our overall general and administrative expenses to increase, as we add personnel and equity related compensation expenses, increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; incur additional bad debt expense related to increasing sales, and as we continue to build our physical infrastructure to support our anticipated growth.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

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

Stock based compensation, recorded in research and development relates to unvested performance based options and warrants granted to a non-employee in connection with the licensed technology from Health Discovery Corporation.

Consolidated research and development expenses for the periods presented are as follows:

	For the three months ended September 30,			For the nine months ended September 30,
($ in thousands)	2015	2014	$ Change	2015	2014	$ Change
Research and development	$871	$1,014	$(143)	$2,342	$2,275	$67
As a % of revenue	3.5%	4.4%		3.2%	3.7%

Excluding stock based compensation of $219 thousand and $337 thousand, research and development expense was $652 thousand and $677 thousand for the three months ended September 2015 and 2014, respectively, remaining consistent year over year.  Excluding stock based compensation of $512 thousand and $441 thousand, research and development expense was $1.8 million for each of the three months ended September 2015 and 2014, remaining consistent year over year.  The year over year variances in stock based compensation expense are directly related to the fluctuations in our stock price.

We expect our research and development expenses to fluctuate in future quarters because of increases or decreases in our stock price and the corresponding stock based compensation expense for non-employee stock options and warrants. Increases in our stock price result in additional expense and decreases in our stock price can result in recovery of previously recorded expense.  We anticipate research and development expenditures, excluding stock based compensation to remain consistent in future quarters as we continue to work on bringing new tests to market.

Sales and Marketing Expenses

Sales and marketing expenses are primarily attributable to employee related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.

Consolidated sales and marketing expenses for the periods presented are as follows:

	For the three months ended September 30,			For the nine months ended September 30,
($ in thousands)	2015	2014	$ Change	2015	2014	$ Change
Sales and marketing	$2,748	$2,983	$(235)	$8,569	$8,775	$(206)
As a % of revenue	10.9%	12.8%		11.8%	14.1%

Sales and marketing expenses decreased for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.  The decrease was the result of minor reductions in payroll, personnel related expenses and travel related expenses.  Sales and marketing expenses also decreased slightly for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  This decrease was the result of a reduction in commissions and personnel related expenses.

We expect our overall sales and marketing expenses to increase modestly as our test volumes increase, but to remain stable as a percentage of our overall sales.

Interest Expense, Net

Interest expense, net primarily consisted of the interest expense we incur on capital lease obligations offset by the interest income we earn on cash deposits.  Interest expense, net decreased slightly from approximately $272 thousand for the

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

three months ended September 30, 2014 to approximately $239 thousand for the three months ended September 30, 2015.  Interest expense, net decreased from approximately $793 thousand for the nine months ended September 30, 2014      to $623 thousand for the nine months ended September 30, 2015.  The decrease is primarily due to the fact that for the period ended September 30, 2015, we had no interest payments related to the revolving credit facility as this facility was paid off in August of 2014.   This decrease is partially offset by an increase in interest expense which is related to capital lease obligations for laboratory equipment that were entered into in 2015.

Net Income

The following table provides the consolidated net income (loss) for each period along with the computation of basic and diluted net income (loss) per share for the for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net (loss) income	$(125)	$(291)	$(1,062)	$85
Basic weighted average shares outstanding	60,537	54,444	60,414	51,272
Effect of potentially dilutive securities	—	-	—	2,654
Diluted weighted average shares outstanding	60,537	54,444	60,414	53,926
Basic net (loss) income per share	$(0.00)	$(0.01)	$(0.02)	$0.00
Diluted net (loss) income per share	$(0.00)	$(0.01)	$(0.02)	$0.00

Non-GAAP Measures

“Adjusted EBITDA” is defined by us as net income from continuing operations before (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, (iv) non-cash stock based compensation and warrant amortization expense and (v) other extraordinary or non-recurring charges.  We believe that Adjusted EBITDA provides a more consistent measurement of operating performance and trends across reporting periods by excluding these cash and non-cash items of expense not directly related to ongoing operations from income.  Adjusted EBITDA also assists investors in performing analysis that is consistent with financial models developed by research analysts.

Adjusted EBITDA (as defined by us) is not a measurement under GAAP and may differ from non-GAAP measures used by other companies.  There are limitations inherent in non-GAAP financial measures such as Adjusted EBITDA because they exclude a variety of charges and credits that are required to be included in a GAAP presentation, and do not therefore present the full measure of NeoGenomics recorded costs against its net revenue.  Accordingly, investors should consider non-GAAP results together with GAAP results in analyzing our financial performance.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net (loss) income (Per GAAP)	$(125)	$(291)	$(1,062)	$85
Adjustments to Net Income:
Interest expense (income), net	239	272	623	793
Income taxes	-	-	20	78
Amortization of intangibles	93	89	283	200
Depreciation and amortization	1,722	1,538	4,971	3,938
EBITDA	1,929	1,608	4,835	5,094
Further Adjustments to EBITDA:
Non-cash stock based compensation	887	457	1,907	738
Acquisition related transaction expense	-	473	-	473
Costs of terminating credit facility	-	98	-	98
Adjusted EBITDA (non-GAAP)	$2,816	$2,636	$6,742	$6,403

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

The following tables present the Company’s gross outstanding accounts receivable ($ in thousands) by payer group at September 30, 2015 and December 31, 2014:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

September 30, 2015

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$5,601	21%	$2,948	11%	$1,753	7%	$1,069	4%	$4,492	18%	$15,863	61%
Commercial Insurance	655	2%	667	3%	686	3%	673	3%	1,747	6%	4,428	17%
Medicaid	12	0%	8	0%	7	0%	4	0%	23	0%	54	0%
Medicare	665	3%	422	2%	401	1%	332	1%	1,840	7%	3,660	14%
Private Pay	18	0%	12	0%	10	0%	11	0%	10	0%	61	0%
Unbilled Revenue	1,969	8%	—	0%	—	0%	—	0%	—	0%	1,969	8%
Total	$8,920	34%	$4,057	16%	$2,857	11%	$2,089	8%	$8,112	31%	$26,035	100%

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

December 31, 2014

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$3,705	15%	$3,212	13%	$1,639	7%	$1,018	4%	$2,348	9%	$11,922	48%
Commercial Insurance	826	4%	719	3%	767	3%	748	3%	3,763	15%	6,823	28%
Medicaid	15	0%	4	0%	11	0%	23	0%	340	2%	393	2%
Medicare	720	3%	927	4%	727	3%	327	1%	1,263	5%	3,964	16%
Private Pay	27	0%	24	0%	29	0%	20	0%	159	1%	259	1%
Unbilled Revenue	1,294	5%	—	0%	—	0%	—	0%	—	0%	1,294	5%
Total	$6,587	27%	$4,886	20%	$3,173	13%	$2,136	8%	$7,873	32%	$24,655	100%

The following table represents the balance in allowance for doubtful accounts (in thousands) and that allowance as a percentage of gross accounts receivable at September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014	$ Change
Allowance for doubtful accounts	$4,479	$4,180	$299
Allowance as a % of gross accounts receivable	17.2%	17.0%

The slight increase in the allowance for doubtful accounts for the period ended September 30, 2015 as compared to the same period in 2014 is attributed to the higher accounts receivable balance.  As a percentage of gross accounts receivable, the allowance for doubtful accounts remained relatively consistent.

Liquidity and Capital Resources

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities (in thousands) for nine months ended September 30, 2015 and 2014 as well as the period ended cash and cash equivalents and working capital.

	For the nine months ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$4,272	$8,464
Investing activities	(1,682)	(8,548)
Financing activities	(2,313)	29,616
Net increase (decrease) in cash and cash equivalents	277	29,532
Cash and cash equivalents, beginning of period	$33,689	4,834
Cash and cash equivalents, end of period	$33,966	$34,366

Working Capital (1), end of period	$45,529	$43,289

(1) Defined as current assets minus current liabilities.

During the nine months ended September 30, 2015, cash provided by operating activities decreased by approximately $4.2 million compared with the same period in 2014.  The decrease was primarily related to the timing of our cash receipts, specifically the drop in our days-sales-outstanding during 2014, in addition to our net loss for the period ended September 30, 2015 compared to our net income for the period ended September 30, 2014.

During the nine months ended September 30, 2015, cash used by investing activities decreased by approximately $6.9 million compared with the same period in 2014. This decrease was primarily due to the $5.8 million used to acquire Path Logic in 2014, in addition to a reduction in the use of cash in purchasing and developing property and equipment.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

During the nine months ended September 30, 2015, cash used by financing activities primarily consisted of payments made on our capital leases which was partially offset by cash received for the issuance of Parent common stock for the exercise of stock options and ESPP shares.  Our cash provided by financing activities for the nine months ended September 30, 2014 consisted primarily of net cash proceeds from the $34.6 million equity raise completed in August 2014 partially offset by the pay-off of our revolving credit facility with Capital Source and repayments on capital leases and loans.

We had approximately $34 million in cash and cash equivalents as of September 30, 2015.  We believe that cash on hand in addition to the cash generated from operations will provide adequate resources to meet our operating commitments for the next twelve months.

The foregoing information does not give effect to the Transaction and any funding arrangements we may enter into in connection with the Transaction.  On or prior to the closing of the Transaction, we expect to enter into two separate credit facilities with separate lenders.  The first is a revolving credit facility based on our accounts receivable, which would provide for up to $25.0 million of availability of which we expect to use $10.0 million at closing to fund a portion of the cash consideration of the Transaction.  The second credit facility is a $55.0 million Term Loan that we would use to fund a portion of the cash consideration of the Transaction.  In the event the Transaction is not closed, we will not enter into the $55.0 million term loan, however, we may still enter into the $25.0 million revolving credit facility of which would be used for operating liquidity and funding any future acquisitions.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan and keep up with the growth in our testing volumes, although the actual amount and timing of such capital expenditures will ultimately be determined by the volume of our business.  We currently anticipate that our capital expenditures for the year ended December 31, 2015 will be in the range of $7.5 million to $9.0 million.  During the nine months ended September 30, 2015, we have purchased approximately $6.0 million of capital equipment, software and leasehold improvements of which $4.3 million was acquired through capital lease obligations.  We have been and plan to continue funding these expenditures with capital lease financing arrangements, cash, and through bank loan facilities if necessary.

Related Party Transactions

Consulting Agreements

During the three months ended September 30, 2015 and 2014, Steven C. Jones, a director of the Company, earned approximately $66,000 and $67,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. During each of the nine months ended September 30, 2015 and 2014, Mr. Jones earned approximately $197,000 for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $77,500 and $47,500 during the nine months ended September 30, 2015 and 2014 as payment of his annual bonus compensation for the previous fiscal years.

On May 4, 2015 the Company granted Steven C. Jones 225,000 stock options to purchase shares of Parent common stock.  The options were granted at a price of $4.78 per share and had a weighted average fair market value of $1.80 per option.  The options vest ratably over the next three years.

Off-balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques that we believe have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade instruments which are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 15d-15, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business.   We do not believe any current legal proceedings are material to our business. No material proceedings were terminated during the quarter ended September 30, 2015.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014; as filed with the SEC on March 3, 2015, and as amended and filed with the SEC on April 30, 2015, except as follows:

Failure to complete the Transaction could negatively impact our business, financial condition, results of operations or stock prices.

Completion of the Transaction is conditioned upon the satisfaction of certain closing conditions, including stockholder approval of the issuance of the shares of common and preferred stock as consideration, the charter amendments to increase the number of our authorized shares of common stock and preferred stock and the approval of the Transaction. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived. If the Transaction is not completed for these or any other reasons, our ongoing business may be adversely affected and will be subject to a number of risks and consequences, including the following:

•	we may be required, under certain circumstances, to pay GE Medical a termination fee of up to $15.0 million pursuant to the terms of the Stock Purchase Agreement;
•

we must pay the substantial fees and expenses we incurred related to the Transaction, such as legal, accounting, consulting, financing, printing and synergy planning fees and expenses, even if the Transaction is not completed;

•

matters relating to the Transaction may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the Transaction will be completed;
•	we may experience negative reactions to the termination of the Transaction from customers, business partners, lenders and employees; and
•	we would not realize any of the anticipated benefits of having completed the Transaction.

Furthermore, any delay in the completion of the Transaction, or any uncertainty about its completion, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be unable to obtain the financing necessary to complete the Transaction.

The obligations of the lenders under a new senior secured revolving credit facility and a new senior secured term loan facility (the “Credit Facilities”) to provide the financing for the Transaction will be subject to a number of conditions, which may not be achieved. These conditions include (i) the consummation of the Transaction on the terms and conditions set forth in the Stock Purchase Agreement, (ii) the absence of a material adverse effect with respect to NeoGenomics and Clarient, (iii) a consolidated total funded leverage multiple of NeoGenomics, after giving pro forma effect to completion of the Transaction, of not more than 3.75 times pro forma adjusted EBITDA for the trailing twelve month period as of the closing date, and (iv) the administrative agent under each Credit Facility having a perfected lien

NEOGENOMICS, INC.

and security interest on our assets. If any of the conditions are not satisfied and we fail to receive the financing under the Credit Facilities, we may be unable to complete the Transaction.

We will incur substantial additional indebtedness in connection with the Transaction.

We expect to incur $65.0 million of additional indebtedness under the Credit Facilities in order to pay the cash consideration and related fees and expenses in connection with the Transaction. Following the Transaction, we will also have $15.0 million of available borrowing capacity under the revolving credit facility. As a result, following the Transaction we will have indebtedness that is substantially greater than our indebtedness prior to the Transaction. This higher level of indebtedness may:

•

require us to dedicate a greater percentage of our cash flows to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, pursue other acquisitions or investments in new technologies, make stock repurchases and for general corporate purposes;

•

increase our vulnerability to general adverse economic conditions, including increases in interest rates as the borrowings bear interest at variable rates or if such indebtedness is refinanced at a time when interest rates are higher; and

•

limit our flexibility in planning for, or reacting to, changes in or challenges relating to our businesses and industry, creating competitive disadvantages compared to other competitors with lower debt levels and borrowing costs.

We cannot assure you that cash flows, combined with additional borrowings under any future credit facility, will be available in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs.

In addition, we may incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

In addition, for so long as any shares of our Series A Preferred Stock remain outstanding, in the event that we issue any other shares of capital stock or any unsecured debt securities for cash, we are required to apply at least 50% of the net cash proceeds to redeem shares of Series A Preferred Stock at the conversion price of $7.50 per share, subject to adjustments. As a result, our ability to repay our outstanding indebtedness will be constrained by the fact that we will only receive half of the net cash proceeds from certain capital raising activities for as long as any of our Series A Preferred Stock remains outstanding.

While the Transaction is pending, we will be subject to contractual limitations that could adversely affect our business.

The Stock Purchase Agreement restricts us from taking certain specified actions while the Transaction is pending without GE Medical’s consent. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to closing of the Transaction or termination of the Stock Purchase Agreement.

The Transaction may result in a loss of customers and strategic alliances.

As a result of the Transaction, some of our customers or strategic partners or those of Clarient may terminate their respective business relationships with us following the Transaction. In addition, potential customers or strategic partners may delay entering into, or decide not to enter into, a business relationship with us because of the Transaction. If customers or strategic alliances are adversely affected by the Transaction, our business and financial performance following the Transaction would suffer.

NEOGENOMICS, INC.

Uncertainties associated with the Transaction may cause a loss of management personnel and other key employees which could adversely affect our future business and operations following the Transaction.

NeoGenomics and Clarient are dependent on the experience and industry knowledge of our respective officers, contracted pathologists and other key employees to execute our business plans. Our success after the Transaction will depend in part upon our ability to retain key management personnel and other key employees, including contracted ones. NeoGenomics’ and Clarient’s current and prospective employees may experience uncertainty about their roles within NeoGenomics or other concerns regarding our operations following the Transaction, any of which may have an adverse effect on our ability to attract or retain key management and other key personnel. Accordingly, no assurance can be given that we will be able to attract or retain key management personnel and other key employees until the Transaction is completed or following the Transaction to the same extent that we have previously been able to attract or retain such employees.

The Transaction is subject to a number of conditions, including the absence of certain legal or regulatory actions and the expiration or termination of any waiting or notice period under applicable antitrust laws. Any imposition of conditions to completion of the Transaction by a legal or regulatory authority could impair our ability to complete the Transaction on a timely basis, result in abandonment of the Transaction or otherwise have a material adverse effect on us.

Completion of the Transaction is conditioned upon, among other matters, the absence of certain legal or regulatory actions and the receipt of certain governmental authorizations, consents, orders, clearances or other approvals. Notwithstanding termination of the waiting period under the Hart-Scott-Rodino Act, at any time before the closing of the Transaction, the U.S. Department of Justice, the U.S. Federal Trade Commission or others could take action under the antitrust laws with respect to the Transaction, including seeking to enjoin the completion of the Transaction or to require the divestiture of certain of our assets or those of Clarient. There can be no assurance that a challenge to the Transaction on antitrust grounds will not be made or, if such a challenge is made, that it would not be successful. Any imposition of conditions to completion of the Transaction by a legal or regulatory authority could impair our ability to complete the Transaction on a timely basis, result in abandonment of the Transaction or otherwise have a material adverse effect on us. In addition, if we were to proceed with the Transaction despite the imposition of regulatory conditions or restrictions, our business, financial condition, results of operations, cash flows and the price of our common stock following completion of the Transaction could be adversely affected.

Our right to recover for certain breaches of the covenants, agreements, representations and warranties made by GE Medical in the Purchase Agreement are limited.

Pursuant to the Stock Purchase Agreement, all covenants, agreements, representations and warranties made by the parties in the Purchase Agreement will survive for a period of 15 months following the closing of the Transaction, subject to certain exceptions for the “fundamental representations.” Subject to the terms, conditions and limitations set forth in the Stock Purchase Agreement, GE Medical will indemnify us against any losses that are suffered or incurred by us resulting from or arising out of a breach of GE Medical’s representations or warranties or covenants contained in the Stock Purchase Agreement. However, other than instances of fraud and breaches of certain “fundamental” representations, GE Medical will not be liable for any losses unless and until the aggregate amount of losses that are suffered or incurred by us exceed $2.0 million, and then only for losses incurred by us that are in excess of this amount, subject to a limit on GE Medical’s maximum aggregate liability for breaches of representations other than certain “fundamental” representations of $50.0 million. If we incur any material losses for which GE Medical will not provide indemnification, or if our losses are in excess of GE Medical’s maximum aggregate liability, our financial condition could be materially and adversely affected.

We also have agreed to indemnify GE Medical for any breaches of our representations, warranties or covenants contained in the Stock Purchase Agreement, subject to similar deductibles and limitations, including the maximum aggregate liability for breaches of representations other than certain “fundamental” representations of $50.0 million. If we are required to indemnify GE Medical for a material amount pursuant to the Stock Purchase Agreement, our financial condition could be materially and adversely affected.

NEOGENOMICS, INC.

Any delay in completing the Transaction may reduce or eliminate the benefits expected to be achieved thereunder.

In addition to the required regulatory approvals and clearances, the Transaction is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied.

Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Transaction for a significant period of time or prevent it from occurring. Any delay in completing the Transaction could cause us not to realize some or all of the synergies and other benefits that we expect to achieve if the Transaction is successfully completed within its expected time frame. A delay could also increase the likelihood of customer and employee attrition prior to the Transaction being closed.

The anticipated benefits of the Transaction may not be realized, which may adversely affect the value of our common stock.

To be successful after the Transaction, we will need to combine and integrate our operations with those of Clarient. Integration will require substantial management attention and could detract attention from the day-to-day business of the combined company. We could encounter difficulties in the integration process, such as difficulties offering products and services across our expanded portfolio, the need to revisit assumptions about reserves, revenues, capital expenditures and operating costs, including synergies, the loss of key employees or customers or the need to address unanticipated liabilities. In addition, we cannot be assured that all of the goals and anticipated benefits of the Transaction will be achievable, particularly as the achievement of the benefits are in many important respects subject to factors that we do not control. These factors would include such things as the reactions of third parties with whom we enter into contracts and do business and the reactions of investors and analysts.

If we cannot integrate our business and that of Clarient successfully, we may fail to realize the expected benefits of the Transaction. We could also encounter additional transaction and integration costs, may fail to realize all of the benefits anticipated in the Transaction or be subject to other factors that affect preliminary estimates. Any of these factors could cause a decrease in our cash earnings per share or decrease and contribute to a decrease in the price of our common stock.

We expect to incur substantial expenses related to the Transaction and the integration of Clarient with our business.

We expect to incur a number of non-recurring costs in connection with the transaction, including financing costs and legal, banking, accounting and other professional fees. We also expect to incur integration costs associated with combining the companies and the achievement of synergies, which may be material. We are in the process of assessing such costs. There are many factors beyond our control that could affect the total amount or the timing of our transaction and integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. To the extent our transaction expenses are higher than anticipated or our integration costs are material, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

We may be unable to make, on a timely basis, necessary changes to our internal control structure resulting from the Transaction.

Following completion of the Transaction, Clarient will be included in our reporting under the Securities Exchange Act of 1934. Under the Sarbanes-Oxley Act of 2002, we must maintain effective disclosure controls and procedures and internal control over financial reporting. Clarient’s internal control structure was previously assessed with regard to the broader environment of General Electric Company and was not subject to a stand-alone review for compliance within the requirements of the Sarbanes-Oxley Act. We will migrate Clarient’s operations to our system of internal controls subsequent to the closing of the Transaction. Therefore, we may face difficulties or experience delays in developing changes or potentially necessary improvements to Clarient’s internal controls and accounting systems in order to ensure compliance with the requirements of the Sarbanes-Oxley Act. We may need to commit substantial resources, including substantial time from existing accounting personnel and from external consultants, to implement additional procedures and improved controls. This in turn could have an adverse effect on our business, results of operations, or financial condition, harm our reputation, or otherwise cause a decline in investor confidence and our stock price.

NEOGENOMICS, INC.

We may be unable to integrate Clarient’s business with our own successfully. The Clarient business operates in a manner different from our own.

The Transaction involves the combination of two companies that currently operate as independent companies. Following the Transaction, we will be required to devote significant management attention and resources to integrating Clarient’s business practices and operations with our own. Potential difficulties we may encounter as part of the integration process include the following:

•

the potential inability to successfully combine Clarient’s business with our own in a manner that permits us to achieve the cost synergies expected to be achieved when expected, or at all, and other benefits anticipated to result from the Transaction;

•	challenges optimizing the customer information and technology of the two companies, including the goal of consolidating to one laboratory information system and one billing system;
•	challenges effectuating the diversification strategy, including challenges achieving revenue growth from sales of each company’s products and services to the customers of the other company;
•

complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	the potential disruption of, or the loss of momentum in, each company’s ongoing businesses before the completion of the Transaction;
•	costs and challenges related to the integration of Clarient’s internal controls over financial reporting with ours; and
•	potential unknown liabilities and unforeseen increased expenses or delays associated with the Transaction.

In addition, Clarient’s business is operated in a manner different from the manner in which we operate our business, particularly with regard to digital pathology, immunohistochemistry, clinical trials and more professional component pathology work. We have limited experience managing operations similar to those of Clarient and the loss of Clarient management personnel and key employees could have an adverse effect on our ability to integrate and operate the Clarient business. We and Clarient have operated and, until the completion of the Transaction, will continue to operate independently. It is possible that the integration process could result in diversion of the attention of each company’s management which could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the Transaction, or could reduce each company’s earnings or otherwise adversely affect our business and financial results following the Transaction.

The Transaction will result in changes to our Board of Directors that may influence our strategy and operations after the closing as compared to our strategy and operations prior to the Transaction.

If we complete the Transaction, the composition of our Board of Directors will change. In connection with the Transaction, the authorized number of directors on the Board was increased from eight to ten directors, with one of the vacancies created by such increase to be filled by a director selected for appointment to the Board by GE Medical pursuant to an Investor Board Rights, Lockup, and Standstill Agreement to be entered into in connection with the Transaction. In addition, while we have no current plans to appoint an additional director to fill the remaining vacancy, we may do so at any time. It is possible that the addition of new directors may influence our business strategy and operating decisions following completion of the Transaction.

If the market price of our common stock increases prior to the completion of the Transaction, the market value of the our shares will increase correspondingly and, therefore, the fair value of the purchase price for Clarient will increase correspondingly.

The number of shares of our common stock to be issued in connection with the Transaction will not be adjusted in the event of any increase or decrease in the market price of our common stock before the closing of the Transaction. As a

NEOGENOMICS, INC.

result, the market value of our shares, as reflected in the market price of our common stock, may be substantially higher at the time of the closing of the Transaction than the market value at the time our Board approved the Transaction and the Stock Purchase Agreement. The market price of our common stock may fluctuate due to, among other things, changes in our business, operations or prospects, market assessments of the likelihood of completion of the Transaction, the timing of the completion of the Transaction, investors’ views of the prospects for the combined entity, general market and economic conditions and other factors.

Current stockholders will have reduced ownership and voting interests after the Transaction.

We will issue to GE Medical 15.0 million shares of our common stock and 14,666,667 Series A Preferred Stock as consideration in the Transaction. The shares of common stock issued to GE Medical would represent 19.8% of our post-closing issued and outstanding shares of common stock based on the number of our outstanding shares as of October 15, 2015. In addition, the Series A Preferred Stock issued to GE Medical will, in addition to their rights to vote separately on certain matters, vote with shares of our common stock as a single class on an “as converted” basis. Accordingly, if we issue all of the Series A Preferred Stock at the closing of the Transaction, the common stock and Series A Preferred Stock issued to GE Medical will represent 32.9% of our total voting power upon closing of the Transaction, with our current stockholders owning the remaining 67.1% of the total voting power. As a result, the ownership and voting interests in us of our current stockholders will be significantly reduced immediately following the Transaction, and may be further reduced upon the conversion of shares of Series A Preferred Stock (including any additional shares of Series A Preferred Stock issued as PIK Dividends) into common stock if such preferred stock is not first redeemed. This reduction in ownership and voting interests will decrease the ability of our current stockholders to influence the election of directors and other matters. In addition, our current stockholders may experience dilution in their interest in our earnings per share.

After the third anniversary of the closing of the Transaction, holders of the Series A Preferred Stock will be permitted, under certain circumstances, to convert such shares into shares of common stock. Any such conversion will further dilute the ownership interests of our stockholders.

The increase in our authorized capital stock as part of the Transaction will enable our Board to issue common stock without further stockholder approval and issue preferred stock with rights that may have an adverse effect on our common stockholders.

In order to issue the shares of common stock and the Series A Preferred Stock as consideration in the Transaction, we are seeking the approval of our stockholders to, among other things, amend our Articles of Incorporation to (a) increase our authorized shares of common stock by 150.0 million shares to an aggregate of 250.0 million authorized shares of common stock and (b) increase our authorized shares of preferred stock by 40.0 million shares to an aggregate of 50.0 million shares of undesignated preferred stock, of which 14,666,667 shares will be designated Series A Preferred Stock and issued to GE Medical upon the closing of the Transaction and up to 10,775,454 shares may be designated Series A Preferred Stock if required to be issued as PIK Dividends.

The increases in our authorized shares of common stock and our preferred stock exceed the amount necessary for purposes of the Transaction. We may issue the additional shares of common stock, or securities convertible into shares of our common stock, following the completion of the Transaction, without further stockholder approval, subject to certain limitations imposed by NASDAQ. Any such issuances could be dilutive to our stockholders and could cause the price of our common stock to decline. In addition, the Board will have the authority, without further action by the holders of common stock, to issue the remaining shares of undesignated preferred stock in one or more series with rights and preferences designated from time to time by the Board. The Board may authorize the issuance of such preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. Furthermore, the existence of the authorized but unissued shares of preferred stock will enable the Board to render more difficult or to discourage a change of control of our company or changes in our management that our stockholders may deem advantageous.

GE Medical will have significant influence over us and actions requiring general stockholder approval.

Assuming the issuance of all of the common stock and Series A Preferred Stock to GE Medical, GE Medical will own approximately 32.9% of our total voting power immediately following the closing of the Transaction based on the number of shares of common stock outstanding as of October 15, 2015. This percentage may increase upon the conversion of shares of Series A Preferred Stock (including any additional shares of Series A Preferred Stock issued as PIK Dividends) into common stock if such preferred stock is not first redeemed. In connection with the Transaction, GE Medical will have

NEOGENOMICS, INC.

the right to designate one director on our Board. In addition, the Investor Board Rights, Lockup And Standstill Agreement we will enter into with GE Medical at the closing of the Transaction will contain certain rights in favor of GE Medical, including requiring GE Medical’s approval before we can further increase the size of our Board and providing GE Medical with the right to participate in future rights offerings to our current stockholders as if the Series A Preferred Stock issued to GE Medical had been converted into shares of common stock. The terms of the Series A Preferred Stock to be issued to GE Medical will provide that, without GE Medical’s consent, we may not, among other things, repurchase outstanding shares of our common stock, or engage in certain other transactions.

As a result, GE Medical will have significant influence over matters requiring stockholder approval, including future amendments to our Amended and Restated Articles of Incorporation or other significant or extraordinary transactions. GE Medical’s interests may differ from the interests of our other stockholders with respect to certain matters.

In addition, having GE Medical as a significant stockholder may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding shares of common stock or control of the Board through a proxy solicitation.

Future sales of our common stock by GE Medical following the closing of the Transaction, or the perception that such sales may occur, could cause our stock price to decline.

The shares of common stock we issue to GE Medical as consideration in the Transaction are restricted, but GE Medical may sell such shares following the Transaction under certain circumstances. Concurrent with the closing of the Transaction, we and GE Medical will enter into the Investor Board Rights, Lockup And Standstill Agreement, which will limit GE Medical’s ability to sell its shares of our common stock for the specified lockup period, subject to volume limitations under Rule 144 under the Securities Act of 1933 and other exceptions. We will also at the time of closing of the Transaction enter into a Registration Rights Agreement with GE Medical pursuant to which we are to file, upon expiration of a lockup period, a registration statement for the resale of common stock by GE Medical, which registration statement when declared effective will allow GE Medical to sell a significant number of shares of our common stock in a short period of time. The sale of a substantial number of shares of our common stock by GE Medical or our other stockholders or the perception that such sales may occur could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

Our future results will suffer if we do not effectively manage our expanded operations following the Transaction.

The Transaction is expected to result in a combined company with annual revenues in excess of $225.0 million. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful following the Transaction.

Our future results following the Transaction may differ materially from the unaudited pro forma financial information included in the proxy statement relating to the Transaction.

The unaudited pro forma combined financial information contained in the proxy statement relating to the Transaction is presented for purposes of presenting our historical financial statements with Clarient’s historical combined carve-out financial statements as adjusted to give effect to the Transaction, and is not necessarily indicative of the financial condition or results of operations of the combined companies following the Transaction. The unaudited pro forma combined financial information reflects adjustments, which are based upon preliminary estimates, to allocate the purchase price to Clarient’s acquired assets and liabilities. The purchase price allocation reflected in such proxy statement is preliminary, and final allocation of the purchase price will be based upon the fair value of the assets and liabilities of Clarient as of the date of the completion of the Transaction. Such final purchase price allocations may also change since we are issuing shares of our commons stock in connection with the Transaction, and the market value of such shares at the closing of the Transaction may vary from the market value used in such preliminary purchase price allocations. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect our financial condition and results of operations following the Transaction. Any change in our financial condition or results of operations may adversely affect the price of our common stock.

NEOGENOMICS, INC.

Clarient may have liabilities that are not known, probable or estimable at this time.

As a result of the Transaction, Clarient will become an indirect wholly owned subsidiary of ours, and we will effectively assume all of its past liabilities, whether or not asserted. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of Clarient. In addition, there may be liabilities that are neither probable nor estimable at this time which may become probable and estimable in the future. We may learn additional information about Clarient that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws, including federal healthcare laws. For example, Clarient from time to time receives payments from the U.S. government. If the U.S. government were to assert that Clarient were not entitled to receive such payments in the amount provided, or at all, in light of applicable billing guidance, the government could impose fines and penalties, in addition to recovery of the overpayments, under federal healthcare laws. Any of the foregoing, individually or in the aggregate, could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

NEOGENOMICS, INC.

ITEM 6 EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Bylaws of NeoGenomics, Inc., as amended on October 22, 2015.
10.1

Stock Purchase Agreement, dated as of October 20, 2015, by and among GE Medical Holding, AB, NeoGenomics Laboratories, Inc. and NeoGenomics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2015).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the  Consolidated Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii) the  Consolidated Statements of Cash Flows and (iv) related notes.

NEOGENOMICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2015	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
	Name:	George Cardoza
	Title:	Chief Financial Officer