Form 10-K
period 2015-12-31
NEOGENOMICS INC
filed 2016-03-15
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     ☐   Yes     ☒   No

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $327,326,618 million, based on the closing price of the registrant’s common stock of $5.41 per share on June 30, 2015.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 09, 2016: 75,863,608

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEOGENOMICS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2015

NeoGenomics, NeoLAB, NeoTYPE and Multiomyx are our registered trademarks, and FlexREPORT is our trademark. Any other trademarks, registered marks and trade names appearing in this annual report on Form 10-K are the property of their respective holders. All other trademarks, trade names and service marks appearing in this annual report are the property of their respective owners.

NEOGENOMICS, INC.

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

•	Regulatory developments in the United States including increasing downward pressure on health care reimbursement;
•	Our ability to maintain our license under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);
•	Food and Drug Administration (“FDA”) regulation of Laboratory Developed Tests;
•	Failure to timely or accurately bill for our services;
•	Our ability to expand our operations and increase our market share;
•	Our ability to expand our service offerings by adding new testing capabilities;
•	Our ability to meet our future capital requirements;
•	Our ability to successfully integrate Clarient into NeoGenomics including consolidating systems and facilities;
•	Our ability to integrate future acquisitions and costs related to such acquisitions;
•	The impact of internalization of testing by customers;
•	Our ability to compete with other diagnostic laboratories;
•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;
•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure;
•	Our ability to generate sufficient cash flow from our license agreement with Health Discovery Corporation to support its fair value; and
•	The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements.

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

NEOGENOMICS, INC.

ITEM 1. BUSINESS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with its subsidiaries as “NeoGenomics”, “we”, “us”, “our” or the “Company” in this Form 10-K) is the registrant for SEC reporting purposes. Our common stock is listed on the NASDAQ Capital Market under the symbol “NEO”.

Overview

We operate a network of cancer-focused genetic testing laboratories in the United States.  Our mission is to improve patient care through exceptional genetic and molecular testing services. Our vision is to become the World’s leading cancer testing and information company by delivering uncompromising quality, exceptional service and innovative solutions.

On December 30, 2015, we acquired Clarient, Inc, (“Clarient”) from GE Medical Holding AB (“GE Medical”), a subsidiary of General Electric Company, for approximately $249.5 million, consisting of (i) cash consideration of approximately $74.0 million, which included an approximately $6.7 million estimated working capital adjustment and adjustments for estimated cash on hand and estimated indebtedness of Clarient on the closing date, (ii) 15,000,000 shares of our common stock, and (iii) 14,666,667 shares of our series A convertible preferred stock (the “Acquisition”).  For additional information and risks associated with the Acquisition, see "Risk Factors," which appears in Item 1A of this Form 10-K.

We believe the Acquisition will allow us to broaden our offering of innovative cancer diagnostic tests to hospitals and physicians across the United States and to accelerate growth in the worldwide market for pharmaceutical clinical trials and research. The following discussion of our business includes the effects of the acquisition of Clarient.

As of December 31, 2015, the Company has laboratory locations in Ft. Myers and Tampa, Florida; Aliso Viejo, Fresno, Irvine, and West Sacramento, California; Houston, Texas and Nashville, Tennessee, and currently offers the following types of genetic and molecular testing services:

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

d)

Immunohistochemistry (“IHC”) and Digital Imaging – Refers to the process of localizing proteins in cells of a tissue section and relies on the principle of antibodies binding specifically to antigens in biological tissues. IHC is widely used in the diagnosis of abnormal cells such as those found in cancerous tumors. Specific surface cytoplasmic or nuclear markers are characteristic of cellular events such as proliferation or cell death (apoptosis). IHC is also widely used to understand the distribution and localization of differentially expressed proteins.  Digital imaging allows clients to see and utilize scanned slides and perform quantitative analysis for certain stains.  Scanned slides are received online in real time and can be previewed often a full day before the glass slides can be shipped back to clients.

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

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

f)

Pathology consultation - services provided for clients in which our pathologists review surgical samples on a consultative basis. NeoGenomics is one of a few laboratories in the country with an electron microscopy lab which enables us to analyze complex renal cases.

g)

Pharma Services and Clinical Trials – Services supporting pharmaceutical firms in their drug development programs by supporting various clinical trials.  This growing portion of our business often involves working with the pharmaceutical firms (sponsors) on study design as well as performing the required testing.  Our medical team often advises the investigators and works closely with the researchers as specimens are received from the enrolled sites.  We have also worked on developing tests that will be used as part of a companion diagnostic to determine patients’ response to a particular drug.  When studies are completed, our clinical trials team will report the data and often provide key analysis and insights back to the sponsors.

Our Pharma Services and Clinical Trials group provides comprehensive testing services in support of our pharmaceutical clients’ oncology programs from discovery to commercialization.  In biomarker discovery, our aim is to help our customers discover the right content.  We help our customers develop a biomarker hypothesis by recommending an optimal platform for molecular screening and backing our discovery tools with the informatics to capture meaningful data.  In other pre and non-clinical work, we can use our platforms to characterize markers of interest.   Moving from discovery to development, we help our customers refine their biomarker strategy and, if applicable, develop a companion diagnostic pathway using the optimal technology for large-scale clinical trial testing.

After assay design and validation, we provide a testing laboratory for large scale clinical trial testing. Whether serving as the single contract research organization or partnering with one, our Pharma Services and Clinical Trials team provides significant technical expertise working closely with our customers to support each stage of clinical trial development.  Each trial we support comes with rapid turnaround time, dedicated project management and Quality Assurance oversight. We have experience in supporting FDA submissions for companion diagnostics and our pharma services activities is backed by our large clinical laboratory in Aliso Viejo, CA.  Our Pharma Services and Clinical Trials business is supported by full-time sales associates.  Our goal remains focused on helping bring more effective oncology treatments to market through providing world class laboratory services in oncology.

Multiomyx™ - is a hyperplexed immunofluorecence assay technology that has similar staining characteristics as standard immunohistochemical stains, and has the significant advantage that multiple proteins demonstrated up to 60 can be interrogated from a single FFPE section. Direct comparison of multiple biomarkers is made on the same cell, enabling routine co-expression analysis and identification of cells requiring multiple biomarkers staining. In addition to protein analysis, MultiOmyx is able to integrate genomic data utilizing FISH and NGS on the same sample to generate multiomic phenotypes.

The cancer testing services we offer to community-based pathologists are designed to be a natural extension of, and complementary to, the services that they perform within their own practices. We believe our relationship as a non-competitive partner to community-based pathology practices, hospital pathology labs and academic centers empowers them to expand their breadth of testing and provide a menu of services that matches or exceeds the level of service found in any center of excellence around the world. Community-based pathology practices and hospital pathology labs may order certain testing services on a technical component only (“TC” or “tech-only”) basis, which allows them to participate in the diagnostic process by performing the professional component (“PC”) interpretation services without having to hire laboratory technologists or purchase the sophisticated equipment needed to perform the technical component of the tests. We also support our pathology clients with interpretation and consultative services using our own specialized patholigists for difficult or complex cases and provide overflow interpretation services when requested by clients.

In areas where we do not provide services to community-based pathology practices and/or hospital pathology labs, we may directly serve oncology, dermatology, urology and other clinician practices that prefer to have a direct relationship with a laboratory for cancer-related genetic and molecular testing services. We typically service these types of clients with a comprehensive service offering where we perform both the technical and professional components of the tests ordered. However, in certain instances larger clinician practices have begun to internalize pathology interpretation services, and our “tech-only” service offering allows these larger clinician practices to also participate in the diagnostic process by performing the PC interpretation services on TC testing performed by NeoGenomics.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Markets

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

We estimate that the United States market for genetic and molecular testing is divided among approximately 400 laboratories. Many of these laboratories are attached to academic institutions and primarily provide clinical services to their affiliated university hospitals and associated physicians. We believe that the remainder of the market is quite fragmented and that less than 20 laboratories market their services nationally. We estimate that the top 20 laboratories account for approximately 50% of market revenues for genetic and molecular testing.

We believe several key factors are influencing the rapid growth in the market for cancer testing: (i) every year, more and more genes and genomic pathways are implicated in the development and/or clinical course of cancer; (ii) cancer is primarily a disease of the elderly - one in four senior citizens is likely to develop some form of cancer during the rest of their lifetime once they turn sixty, and now that the baby boomer generation has started to reach this age range, the incidence rates of cancer are rising; (iii) increasingly, new drugs are being targeted to certain cancer subtypes and pathways which require companion diagnostic testing; (iv) patient and payer awareness of the value of genetic and molecular testing; (v) decreases in the cost of performing genetic and molecular testing; (vi) increased coverage from third party payers and Medicare for such testing; and (vii) the health insurance coverage to uninsured Americans under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010. These factors have driven significant growth in the market for this type of testing. We estimate a $10-12 billion total market opportunity for cancer testing in the United States, about $5-7 billion of which is derived from genetic and molecular testing with the remaining portion derived from more traditional anatomic pathology testing services that are complementary to and often ordered with the genetic and molecular testing services we offer.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

2016 Focus Areas: Drive a “One Company’ Culture, Integrate, Grow and Innovate

In the past several years, NeoGenomics has experience rapid growth, substantially all of which has been organic. In December 2015, NeoGenomics completed its acquisition of Clarient from GE Medical.  As a result, we expect to more than double in size in 2016, and we have focused on several initiatives to continue to build our company to be the World’s leading cancer testing and information company.

Create a “One Company” Culture

We believe our acquisition of the business of Clarient, Inc. in 2015 presents us with a unique opportunity to create a unified corporate culture that supports our vision, values, and strategic objectives.  We believe that by engaging our people, we will be able to retain them and motivate them to meet and exceed the expectations of our clients.  With the combination of Clarient, we are bringing together two groups of employees that will become one team.  Excellent teamwork is required as we implement best practices across our expanded testing disciplines and consolidate operations and facilities.

To create a climate of strong teamwork, we constantly communicate company values as well as developments in our business.  We invest substantially in training our employees and are working to become a “Best Place to Work” company.  We conduct surveys and take action based on feedback from employees designed to make our company a better place for people to work.  We also work to develop and implement performance-based incentive plans for every employee at the company as a tool to reinforce our desired behaviors and organizational culture.  Creating a single organizational culture based on values and high performance is a critical initiative and key part of our 2016 plan.

Integrate for Success

Combining the best of NeoGenomics’ and Clarient’s testing menus and services is one of our main objectives for 2016.  There was overlap in many of our test offerings, and differences between operating processes and procedures.  As a result, we are rapidly working to develop a single test menu, a single Laboratory Information System (“LIS”), a single billing process, a single brand, and a unified service offering.

Our medical and operating teams are working to develop and implement plans to ensure that we are offering the best tests for our clients.  Our information technology teams are working to combine the best features from each LIS.  Numerous laboratory functional teams are reviewing and revising processes and procedures to select the highest quality and lowest-cost testing platforms.  Our sales teams have been combined to form one national team so that each account has one point of contact.  In billing, we intend to combine our separate operations using common policies and procedures in each billing location, and will integrate all operations using a common billing information system.  While we expect significant synergies from the combination of our two laboratories, we are also focused on retaining all our clients, and our goal is to ensure that we maintain the highest quality service throughout the integration process.

We believe successfully integrating Clarient’s and NeoGenomics’ operations will also allow us to become more efficient and to reduce our cost per test. Our best practice teams are working with our information technology teams to make improvements in efficiencies to our lab processes, including a wide-scale adoption of on-line ordering, bar coding, specimen tracking, and other tools to create a streamlined, seamless, and efficient lab.   In addition, we are working to implement plans to consolidate the Irvine Lab facility into the Aliso Viejo Lab facility, and to further streamline the design and operation of our [consolidated] laboratory.  These initiatives have already had a dramatic impact on our cost structure and have allowed us to absorb reductions in average revenue per test with minimal impact to gross margin.   For example, during the years ended December 31, 2015 and 2014, we reduced our average cost of goods sold per test in our Base Business, which we define to be our consolidated operations excluding the Path Logic, business by 8.6% and 4.7%, respectively, versus the comparable periods in 2014 and 2013, and we have identified several other areas in the laboratory where we believe we can drive further automation and efficiencies.

Drive Profitable Growth

Our plans for 2016 include initiatives to continue our strong organic growth performance.  We will continue to pursue market share gains by providing high complexity, cancer-related laboratory testing services to hospitals, community-based pathology practices, and clinicians throughout the United States.  We currently perform comprehensive analyses for hematopoietic cancers such as leukemia and lymphoma (blood and lymphoid tumors) as well as solid tumors such as breast, lung, colon, and bladder cancers.  For hematopoietic cancers, we typically analyze bone marrow aspirate and peripheral blood specimens.  For solid tumors cancers, we typically analyze tissue samples or urine.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Our growth over the past several years has been significantly influenced by our sales team performance.  Our highly trained sales team has been successful in competing against other laboratories because we have one of the broadest and most comprehensive test menus in our industry.  Our sales team is experienced with the scientific complexity and medical necessity of our testing services, and understands the needs of our client pathologists and oncologists. Our sales representatives often become trusted advisors to our clients who rely on them, and NeoGenomics, to keep up with the latest developments in the rapidly changing field of molecular genetics.  We have also been successful in expanding to new geographies where we did not previously have sales representation and this has helped us bring our service offerings to new clients.  We believe the strength of our sales team, combined with our broader service offering resulting from the Acquisition, positions us to further drive growth in 2016.

Our growth has also been aided by strong client retention.  We believe our high rates of client retention are due to strong service levels, our “tech-only” service offerings, and a culture of customer focus in which our engaged employees seek to deliver highest customer satisfaction possible.  Our “tech-only” testing option allows local pathologists to participate with us in the testing process by interpreting results and performing the professional component of certain tests.  Our strong service levels are reinforced by a disciplined management process with a system of detailed measures and metrics to ensure committed turnaround times and customer service.  By retaining our existing customer base and bringing in a steady stream of new customers, we have been able to organically grow our business and we plan to continue these activities in 2016.

We will also look to grow our business through mergers or acquisitions if the right opportunities become available.  We are focused on strategic opportunities that would be complementary to our menu of services and would be accretive to our earnings and cash flow in the short to medium timeframe.  In 2014 we acquired Path Labs, LLC, doing business as (“Path Logic”), a provider of specialized anatomic pathology services to hospitals and physicians primarily in Northern California.  Path Logic provides high-quality Anatomic Pathology services with significant expertise in the sub-specialties of renal pathology, dermatopathology, women’s health and gastrointestinal and genitourinary pathology.  In addition, on December 30, 2015 we completed the acquisition of Clarient.  Clarient specializes in advanced oncology diagnostic services and will enable NeoGenomics to broaden its offering of innovative cancer diagnostic tests to hospitals and physicians across the country, and to accelerate its growth in the fast-growing worldwide market for pharmaceutical clinical trials and research.  Complementary product offerings and expanded geographical reach of the combined company are expected to provide customers with substantial benefits and create a significantly larger and more diversified provider of precision oncology diagnostics.  The Clarient transaction is a good example of the type of acquisition opportunity we will consider in the future.

Continuously Innovate

We are keenly focused on innovation, and believe this has been a key factor in our growth.  Over the past several years, we have developed over 125 new molecular oncology tests and disease-specific panels, and believe we now have one of the most comprehensive oncology test menus of any laboratory in the world.  By launching new medically significant and necessary tests at a steady rate, we are able to provide cutting-edge developments in molecular genetics with clients and their patients and are developing our reputation as a leader in the field of molecular oncology.  Our broad and innovative testing menu allows us to serve community-based pathologists and clinicians as well as pharmaceutical customers and nationally recognized academic centers. In addition, our comprehensive test offering allows us to be a one-stop shop for all of the oncology testing needs of our clients.  Pharmaceutical firms are also attracted to our laboratory based on our knowledgeable research and development team and our ability to offer tests at the forefront of medical developments.  In many cases, customers who begin using us because of our new innovative test offerings also begin to refer portions of their other testing.  Therefore, innovation helps in many ways to sustain our growth.

We are committed to being an innovative leader in oncology testing. Our goal is to develop new assays to help physician clients better manage their patients and to enable them to practice evidence-based medicine tailored specifically for each of their patients. For example, during the year ended December 31, 2015, we introduced approximately 70 new or enhanced molecular and FISH based tests and cancer profiles.  In 2014, we launched our multimodality solid tumor “Discovery Profile” which analyzes 315 genes for mutation using NGS and includes 9 FISH tests to analyze translocations, amplifications and deletions that might be missed by NGS.  Our multimodality testing is somewhat unique in the industry and provides the gold standard FISH testing for detecting therapy-related abnormalities, many of which are required to be confirmed by FISH prior to initiating expensive therapy.

We are also focused on opportunities to offer “liquid biopsy” testing.  We recently launched twelve NEOLAB liquid biopsy tests for hematological disease using next generation sequencing and other advanced molecular technologies.  These twelve new tests use cell-free circulating DNA and RNA found in blood plasma to identify molecular abnormalities in the bone marrow without the need for a bone marrow biopsy.  The technology is based on the concept that hematologic cells release their DNA, RNA, and protein into circulation as the cells are immersed in blood.  The cell-free circulating DNA, RNA and protein are referred to as exosomes,

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

microvesicles, apoptotic bodies or simply DNA- or RNA-protein complexes.  Our new tests use proprietary methods to extract these circulating nucleic acids and analyze them using next generation sequencing and advanced methods in order to evaluate molecular abnormalities present in hematological cancers.  We estimate that more than 600,000 bone marrow biopsies are performed annually in the United States to diagnose and monitor patients with various hematologic cancers.  However, bone marrow biopsies are a painful and uncomfortable procedure for patients, and can be associated with complications.  These new tests are designed to help patients by reducing the need for bone marrow biopsies, and to assist clinicians in their treatment of cancer patients.  Physicians can utilize the new liquid biopsy tests to: 1) screen patients to determine if a bone marrow biopsy is necessary, especially when myelodysplastic syndrome or acute leukemia is suspected; 2) monitor disease status, response to therapy and predict early relapse; and 3) complete testing when a bone marrow sample is inadequate or is technically difficult to obtain.

We also continue to develop new testing approaches by combining the capabilities of a variety of testing technologies.   We introduced a number of NeoTYPE TM profiles that combine multiple molecular tests into multi-gene tests targeting specific types of cancer to help pathologists and oncologists determine cancer subtypes on difficult cases.  Managed care payers have expressed interest in the more targeted panels as a more cost effective alternative to ordering large panels that include genes that have never been tied to a particular type of cancer.  We use NGS and bi-directional Sanger sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitors because we are able to detect mutations that other methods would not detect.  We also add other testing modalities to NGS such as FISH, IHC and flow cytometry which allow for a more comprehensive analysis of each case.

We are working to develop a proprietary NeoLAB (Liquid Biopsy) Prostate cancer test that is performed on blood plasma and urine rather than on prostate tissue biopsies.  There are two goals for this test: 1) to diagnose the presence of cancer in patients and 2) to distinguish high-grade from low-grade cancer in patients with prostate cancer.  We completed a preliminary patient study in June 2013, and the results were published in March 2014 in the Genetic Testing and Molecular Biomarkers journal.  In addition, in February 2014, we completed a follow up study with additional patient samples which confirmed the published preliminary data from the first trial.  The results of this second study were presented at the American Society of Clinical Oncology (“ASCO”) meeting in 2014.  We also conducted a pivotal prospective validation study that targeted over 2,000 patients to further validate the efficacy of our NeoLAB™ Prostate Test.  Recruitment for this prospective study was concluded by the end of 2015.  Patients are being followed to collect outcome data and perform statistical analysis.  We are planning an unrestricted commercial launch of the NeoLAB Prostate Test in 2016.

We also expect to continue to make investments in research and development that will allow us to commercialize a number of new and innovative genetic tests as scientific and medical technological advances are made.

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

Medical Team

Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology. Our medical team is led by our Chief Medical Officer, Dr. Maher Albitar, a renowned hematopathologist with extensive experience in molecular and genetic testing. Prior to joining NeoGenomics, Dr. Albitar was Medical Director for Hematopathology and Oncology at the Quest Nichols Institute and Chief R&D Director for Hematopathology and Oncology for Quest Diagnostics. He also served as Section Chief for Leukemia at the University of Texas M. D. Anderson Cancer Center and Medical Director of the MD Anderson Molecular laboratory, one of the first labs of its kind in the United States. As of December 31, 2015, we employed approximately 30 other full-time M.D.s and Ph.Ds in addition to part-time consultants, including our Chief Medical Officer, for specific specialties.  The addition of Clarient’s pathology team has added increased depth to our medical team, and has enhanced our ability to service a wider range of specialties.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Competitive Strengths

Extensive Tech-Only Service Offerings

We currently have the most extensive menu of “tech-only” FISH services in the country. We also offer “tech-only” flow cytometry and IHC testing services.  These types of testing services allow the professional interpretation component of a test to be performed and billed separately by our physician clients.  Our FISH, flow cytometry and other tech-only service offerings allow properly trained and credentialed community-based pathologists to extend their own practices by performing professional interpretations services, which allows them to better service the needs of their local clientele without the need to invest in the lab equipment and personnel required to perform the technical component of genetic and molecular testing.

Our tech-only services are designed to give pathologists the option to choose, on a case by case basis, whether they want to order just the technical information and images relating to a specific test so they can perform the professional interpretation, or order “global” services and receive a comprehensive test report which includes a NeoGenomics Pathologist’s interpretation of the test results.  Our clients appreciate the flexibility to access NeoGenomics’ medical staff for difficult or complex cases or when they are otherwise unavailable to perform professional interpretations.  We believe this innovative approach to serving the needs of pathology clients’ results in longer term, more committed client relationships that are, in effect, strategic partnerships. Our extensive “tech-only” service offerings have differentiated us and allowed us to compete more effectively against larger, more entrenched competitors in our niche of the industry.

Global Service Offerings

We also offer a comprehensive suite of technical and interpretation services, to meet the needs of those clients who are not credentialed and trained in interpreting genetic tests and who are looking for specialists to interpret the testing results for them. In our global service offerings, our lab performs the technical component of the tests and our M.D.s and Ph.Ds. provide the service of interpreting the results of those tests. Our professional staff is also available for post-test consultative services. Clients using our global service offering rely on the expertise of our medical team to give them the answers they need in a timely manner to help inform their diagnoses and treatment decisions. Many of our tech-only clients also rely on our medical team for difficult or challenging cases by ordering our global testing services on a case-by-case basis or our medical team can serve as a backup to support our clients who need help to satisfy the continued and demanding requirements of their practice. Our reporting capabilities allow for all relevant case data from our global services to be captured in one summary report. When providing global services, NeoGenomics bills for both the technical and professional component of the test, which results in a higher reimbursement level.

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

Superior Testing Technologies and Instrumentation

We use some of the most advanced testing technologies and instrumentation in the laboratory industry. The use of next generation sequencing in our molecular testing allows us to detect multiple mutations and our proprietary techniques allow us to achieve high sensitivity in our next generation sequencing testing.  In addition, we use high sensitivity Sanger sequencing, RNA and DNA quantification, SNP/Cytogenetic arrays, Fragment Length analysis, and other molecular testing technologies.  Our automated FISH and Cytogenetics tools allow us to deliver the highest quality testing to our clients and our flow cytometry laboratory uses 10-color flow cytometry analysis technology on a technical-only basis. We are one of only a few laboratories with an electron microscopy department for diagnosis in complex renal case analysis.  NeoGenomics is continually testing new laboratory equipment in order to remain at the forefront of new developments in the testing field.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Laboratory Information System

We believe we have a state-of-the-art LIS that interconnects our locations and provides flexible reporting solutions to clients.  This system allows us to standardize testing and deliver uniform test results and images throughout our network, regardless of the location that any specific portion of a test is performed within our network.  This allows us to move specimens and image analysis work between locations to better balance our workload.  Our LIS also allows us to offer highly specialized and customizable reporting solutions to our tech-only clients.  For instance, our “tech-only” FISH and flow cytometry applications allow our community-based pathologist clients to tailor individual reports to their specifications and incorporate only the images they select and then issue and sign-out such reports using our system.  Our customized reporting solution also allows our clients to incorporate test results performed on ancillary tests not performed at NeoGenomics into summary report templates.  This FlexREPORT feature has been well-received by clients.

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients.  Our sales team for the core NeoGenomics business is organized into five regions (Northeast, Southeast, North Central, South Central and West), and we have one additional separate sales team for each of our BioPharma Services our Path Logic division.  These sales representatives all utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated all of the important customer care functionality within our LIS into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions.  Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM.  Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up.

Geographic Locations

Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on either the West Coast or the East Coast of the United States to service the needs of their customers around the country. We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence. We have eight facilities and five large laboratory locations in Fort Myers, Florida, West Sacramento, California, Aliso Viejo, California, Irvine, California and Houston Texas and three smaller laboratory locations in Fresno, California, Nashville, Tennessee and Tampa, Florida. Our objective is to “operate one lab with multiple locations” in order to deliver standardized, high quality, test results. We intend to continue to develop and open new laboratories and/or expand our current facilities as market situations dictate and business opportunities arise.

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

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Sales and Marketing

We continue to grow our testing volumes and revenue due to our investment in sales and marketing.

Our consolidated revenue, requisition metrics are as follows (testing revenue in thousands):

	2015	2014	% Change
Requisitions received (cases)	204,282	152,076	34.3%
Total testing revenue	$99,802	$87,069	14.6%
Average revenue/requisition	$489	$573	(14.7)%

Our consolidated 15% year-over-year revenue growth is primarily the result of a broad based increase in the number of new clients as evidenced by the 34% increase in case volume.  A portion of this increase is due to the fact that the 2014 consolidated figures do not include a full year of activity for Path Logic (as Path Logic was acquired on July 8, 2014).  The year-over-year revenue growth in our Base Business was 12% for the period and the related increase in case volume for our Base Business was 25%.  Clarient was purchased from GE Medical on December 30, 2015.  The two days of revenue in 2015 from Clarient accounted for $665 thousand, which added 0.8% to our consolidated annual revenue growth.

In addition to adding new clients as mentioned above, we believe that the increase in revenues is the direct result of our efforts to innovate by developing one of the most comprehensive molecular testing menus in the industry. Our leading molecular testing menu has allowed us to up-sell many existing clients which is also helping to drive our growth.  Customers increasingly see us as a one-stop-shop able to handle all of their cancer testing needs.  In addition, we expanded our sales team during 2015 and are seeing the benefit from that expansion.

We believe that the market for our services is growing.  As new tests and new therapies come onto the market a companion diagnostic test often comes onto the market as well.  For example, the new PDL1 test is a result of the introduction of a new immunotherapy drug.  The overall market growth is contributing to our company growth and we believe that we are achieving revenue growth in excess of the growth in the market.

Consolidated average revenue per requisition decreased approximately 15% year-over-year.  This decrease in revenue per test is due to a significant reduction in reimbursement for FISH testing as a result of changes in the primary FISH reimbursement structure that were introduced in 2015 by Centers for Medicare and Medicaid Services (“CMS”).  CMS has reset the rates for FISH testing in 2016 and has put into place significant increases for the technical component of FISH testing.

Our consolidated cost of revenue and gross profit metrics for the Company are as follows ($ in thousands, except per req. amounts):

	For the years ended December 31,
	2015	2014	$ Change	% Change
Cost of revenue	$56,046	$46,355	$9,691	20.9%
Cost of revenue as a % of revenue	56.2%	53.2%
Gross margin	$43,756	$40,714	$3,042	7.5%
Gross margin as a % of revenue	43.8%	46.8%
Cost of revenue per requisition	$274	$305	$(30.46)	(10.0%)
Gross margin per requisition	$214	$268

Our consolidated cost of revenue increased approximately 21% year-over-year, primarily due to our increase in testing volume.  As a percentage of revenue, costs increased by 3%.   A portion of these changes are due to the fact that the 2014 consolidated figures do not include a full year of activity for Path Logic (as Path Logic was acquired on July 8, 2014).  The cost of revenue in our Base Business increased by approximately 15% year-over-year, the related increase in costs of revenue as a percent of revenue for our Base Business was 1%.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

We reduced our consolidated costs per requisition by 10% year-over-year which was the result of several factors including:

•

Improved productivity in our laboratory, as we experienced an increase in the amount of tests processed per laboratory FTE (full time equivalent personnel). This was driven by improved capacity planning and utilization along with several process improvements in the laboratory.

•

Our supplies cost as a percentage of revenue declined based on efforts made to reduce price from certain key vendors and efforts by the operations team to more efficiently  utilize supplies and reduce supply waste.  We have also changed vendors and platforms in order to drive down our cost of testing.

Our best practice teams work closely with our information technology team to re-design our systems and processes to improve efficiencies. We continue to focus on improving our laboratory operations in order to continue to drive further improvements in our cost per test. We believe that we will continue to realize a reduction in average cost per requisition in future periods based on the activities of our best practices teams. We expect that the reductions in the average revenue per requisition described in the revenue section above will stabilize and we will see an increase in revenue per test as well as an increase in gross margin as a percentage of revenue.

Seasonality

The majority of our testing volume is dependent on patients being treated by hematology/oncology professionals and other healthcare providers. The volume of our testing services generally declines modestly during the summer vacation season, year-end holiday periods and other major holidays, particularly when those holidays fall during the middle of the week. In addition, the volume of our testing tends to decline due to extreme adverse weather conditions, such as excessively hot or cold spells, heavy snow, hurricanes or tornados in certain regions, consequently reducing revenues and cash flows in any affected period. Therefore, comparison of the results of successive periods may not accurately reflect trends for future periods.

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

Our competitors in the United States are numerous and include major national medical testing laboratories, hospital laboratories and in-house physician laboratories. Our principal competitors are Quest Diagnostics and Laboratory Corporation of America.  Many of these competitors have greater financial resources and production capabilities than us. These companies may succeed in developing service offerings that are more effective than any that we have or may develop, and may also prove to be more successful than we are in marketing such services. In addition, technological advances or different approaches developed by one or more of our competitors may render our service offerings obsolete, less effective or uneconomical.

We intend to continue our efforts to gain market share by offering industry-leading turnaround times, a broad service menu, high-quality test reports, new tests including proprietary ones, enhanced post-test consultation services, and the personal attention from our direct sales force. In addition, we believe our flexible reporting solutions, which enable clients to report out customized results in a secure, real-time environment, will allow us to continue to gain market share.

Suppliers

The Company orders its laboratory and research supplies from large national laboratory supply companies such as Abbott Molecular, Fisher Scientific, Dako, Illumina, Life Technologies, Metasystems, Leica, Ventana (Roche) and Beckman Coulter. We do not believe any disruption from any one of these suppliers would have a material effect on our business.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Dependence on Major Clients

We market our services to pathologists, oncologists, urologists, other clinicians, hospitals and other clinical laboratories throughout the United States. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the year ended December 31, 2015, no clients accounted for more than 5% of revenue.  For the years ended December 31, 2014 and 2013, a large oncology practice with multiple locations in the state of Florida accounted for 10.1% and 15.8%, respectively, of total revenue.

Payer Mix

The following table reflects our estimate of the breakdown of net revenue by type of payer for the fiscal years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Medicare and other government	21%	20%	25%
Commercial insurance	21%	27%	25%
Client direct billing	55%	50%	43%
Patient and year-end accrual	3%	3%	7%
Total	100%	100%	100%

Our proportion of client direct billing has increased due to the expiration of the “TC-Grandfather clause” in July 2012, which shifted the billing for the technical component of certain anatomic pathology services away from Medicare and directly to hospitals.  More payers including private commercial insurances and Medicare Advantage plans have followed Medicare’s lead and are practicing “consolidated payment” or “bundled payment” models where they pay the hospitals a lump sum, which is intended to include laboratory testing.  This reflects an increase in the amount of risk sharing that CMS and other private payers are encouraging providers such as hospital systems to undertake.  We anticipate a gradual increase in the percentage of client direct billing over the coming years.

Trademarks

The “NeoGenomics” and Clarient names and logos have been trademarked with the United States Patent and Trademark Office. We have also trademarked or have applications pending for the brand names NeoFISH, NeoFLOW, NeoSITE, NeoArray, NeoTYPE, NeoSCORE, NeoLAB and NeoLINK. We have also trademarked the marketing slogans, “When time matters and results count” and “Time matters, results count.”

Insurance

We maintain professional liability and other insurance policies. We believe that our present insurance is sufficient to cover currently estimated exposures, but we cannot assure that we will not incur liabilities in excess of the policy coverage limits. In addition, although we believe that we will be able to continue to obtain adequate insurance coverage, we cannot assure that we will be able to do so at acceptable cost.

Available Information

Our internet website address is www.neogenomics.com . Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission or SEC, and are available in print to any stockholder who requests a copy. Information on our website shall not be deemed incorporated into, or to be part of, this Annual Report on Form 10-K.

Additionally the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Number of Employees

As of December 31, 2015, we had approximately 850 full-time equivalent employees. In addition, approximately 20 other individuals, including 20 pathologists and our Chief Medical Officer, serve as consultants to the Company on a regular basis. The Company also had approximately 10 temporary contract personnel at December 31, 2015. Our employees are not represented by any union and we believe our employee relations are good.

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

Clinical Laboratory Operations

Licensure and Accreditation

The Company operates clinical laboratories in Florida, Tennessee, Texas and California. The laboratories are licensed as required by the states in which they are located. In addition, the laboratories in Fort Myers, Florida and Nashville, Tennessee are licensed by the State of New York as they accept clinical specimens obtained in New York. We also became licensed by the State of New York to perform molecular and histology testing in our Irvine, California location.  All of the NeoGenomics laboratories are certified in accordance with the Clinical Laboratory Improvement Amendments, as amended (“CLIA”). Under CLIA, the U.S. Department of Health and Human Services (“HHS”) establishes quality standards for each category of testing performed by the laboratory. The categories of testing include waived, moderate complexity and high complexity. NeoGenomics’ laboratories are categorized as high complexity. Five of the eight site locations for NeoGenomics’ laboratories are also accredited by the College of American Pathologists (“CAP”) and actively participate in CAP’s proficiency testing programs for all tests offered by the Company. Our Tampa, Florida and Fresno, California facilities are read-only laboratories and therefore, CAP accreditation wouldn’t fully qualify and the Houston, TX location supports clinical trials and pharma services. Proficiency testing programs require the participating laboratories to test specimens that they receive from the testing entity and return the results. The testing entity, conducting an approved program, analyzes the results returned and provides to the Company a quality control report assessing the results. An important component of a quality assurance program is to establish whether the laboratory’s test results are accurate and valid.

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

Quality of Care

Our mission is to improve patient care through quality cancer genetic diagnostic services. By delivering exceptional service and innovative solutions, we aspire to become the world’ leading cancer and information company. The quality of care provided to clients and their patients is of paramount importance to us. We maintain quality control processes, including standard operating procedures, controls, performance measurement and reporting mechanisms. Our employees are committed to providing accurate, reliable and consistent services at all times. Any concerns regarding the quality of testing or services provided by the Company are immediately communicated to NeoGenomics Medical Team, Company management and, if necessary, the Director for Quality Systems, the Compliance Department or Human Resources Department.  We also continually revise and improve our tests and work with laboratory equipment vendors to ensure that our laboratory has the highest possible quality.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

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

Laboratory Developed Tests (“LDTs”)

The federal Food and Drug Administration, (“FDA”), has regulatory responsibility over, among other areas, instruments, test kits reagents and other medical devices used by clinical laboratories to perform diagnostic testing. High complexity and CLIA-certified laboratories, such as ours, frequently develop internal testing procedures to provide diagnostic results to customers. These tests are referred to as laboratory developed tests, or LDTs. LDTs are subject to CMS oversight through its enforcement of CLIA. The FDA has also claimed regulatory authority over all LDTs, but indicates that it has exercised enforcement discretion with regard to most LDTs offered by high complexity CLIA-certified laboratories, and has not subjected these tests to the panoply of FDA rules and regulations governing medical devices. However, the FDA has stated that it has been considering changes in the way it believes that laboratories ought to be allowed to offer these LDTs, and since 2010 publicly announced that it would be exercising regulatory authority over LDTS, using a risk-based approach that will direct more resources to tests with the highest risk of injury. In October 2014, the FDA announced its proposed framework and timetable for implementing this guidance. Through the American Clinical Laboratory Association (“ACLA”), the industry has announced its intention to oppose the guidance proposed by the FDA and has engaged the services of Professor Lawrence Tribe and former Solicitor General Paul Clement to represent the interests of the industry in this matter. The FDA has completed a comment period and received numerous comments on the proposed regulations.  The FDA has stated that they are considering the comments and are revising the proposed regulations. This FDA regulation may result in increased regulatory burdens for us to register and continue to offer our tests or to develop and introduce new tests and may increase our costs.  We cannot be certain as to which of our tests would require FDA review and approval, and if approval was to be required, that our tests could obtain FDA approval.

Anti-Fraud and Abuse Laws

The federal laws governing Medicare, Medicaid and other federal health benefits, as well as other state and federal laws, regulate certain aspects of the relationships between health care providers, including clinical laboratories, and their referral sources, including physicians, hospitals, other laboratories and other entities. We are subject to the federal Anti-Kickback Statute (“federal AKS”), as well as similar state statutes and regulations, which prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The federal AKS defines remuneration to include anything of value, in cash or in kind, and thus can implicate financial relationships including payments not commensurate with fair market value, such as in the form of space, equipment leases, professional or technical services or anything else of value.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

The federal AKS is an “intent‑based” statute, meaning that a violation occurs when one or both parties intend the remuneration to be in exchange for or to induce referrals. Violations of the federal AKS may result in substantial civil or criminal penalties, including criminal fines of up to $25,000, imprisonment of up to five years, civil penalties under the federal CMP Law of up to $50,000 for each violation, plus three times the remuneration involved, civil penalties under the federal False Claims Act of up to $11,000 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicare and Medicaid programs.

Because of the broad proscriptions of the Anti-Kickback Statute, subsequent federal law required the HHS to publish regulations to guide the health care community in structuring relationships that would not violate the law. The OIG published regulations outlining certain categories of relationships between health care providers and persons or entities that may have a referral relationship that would be deemed not to violate the Anti-Kickback Statute. These regulations are known as the Safe Harbor Regulations (the “Safe Harbor Regulations”) because persons who enter into transactions that comply with all of the criteria for an applicable safe harbor will not violate the Anti-Kickback Statute. The Safe Harbor Regulations are narrowly drafted to avoid inadvertently immunizing prohibited conduct. A relationship or transaction that does not meet all of the criteria of an applicable Safe Harbor Regulation is not deemed to be illegal per se, rather it may be subject to additional scrutiny. The Company endeavors to comply with the Safe Harbor Regulations, but there can be no assurance that the Company would not be subject to investigation and, if investigated, that relationships could be found not to comply with the Safe Harbor Regulations.

Further, most states have adopted similar anti-kickback laws prohibiting the offer, payment, solicitation or receipt of remuneration in exchange for referrals, and typically impose criminal and civil penalties as well as loss of licenses. Some of these state laws apply to items and services paid for by private payers as well as to government payers. In addition, many states have adopted laws prohibiting the splitting or sharing of fees between physicians and non‑physicians, as well as between treating physicians and referral sources. We believe our arrangements with physicians comply with the federal AKS, and state anti-kickback and fee‑splitting laws of the states in which we operate, however, if government regulatory authorities were to disagree, we could be subject to civil and criminal penalties, and be required to restructure or terminate our contractual and other arrangements with physicians. This could result in a loss of revenue and have a material adverse effect on our business.

Medicare Payment Guidelines

We have various billing arrangements with our clients and with third party payers, including the Medicare program. When the Company bills the client for all, or a portion of, a lab test performed, these client billing arrangements are priced competitively at fair market value. These client billing arrangements may implicate the prohibition of the Medicare program against charging the Medicare or Medicaid programs fees substantially in excess of the Company’s usual and customary charges. These billing arrangements may also implicate the federal Stark Law and the federal and state anti-kickback statutes.

Federal law authorizes the Secretary of HHS to suspend or exclude providers from participation in the Medicare and Medicaid programs if providers charge Medicare or state Medicaid programs fees “substantially in excess” of their “usual charges.” The OIG has stated in commentary to various final and proposed regulations its position that this statute has limited applicability to the current Medicare reimbursement system, though the OIG has also commented “we note that ancillary services, such as laboratory tests and drugs, would remain subject to these regulations, even when furnished by physicians.” [F.R., Vol. 68, No. 178, September 15, 2003 at 53940]. As such, application of this prohibition to the Company’s business is not clear, but the government could scrutinize the Company’s pricing and billing arrangements and determine to apply this law.

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

In light of the various federal regulations and guidance from the OIG, the Company seeks to price its products competitively while endeavoring to meet applicable statutes and regulations.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Physician Self-Referral Laws

The federal law referred to as the “Stark Law”, named after U.S. Representative Fortney “Pete” Stark, prohibits physicians who have a financial relationship with an entity from referring Medicare and Medicaid patients to that entity for the provision of designated health services unless the transaction meets an exception to the law. A “financial relationship” includes both an ownership interest and/or a compensation arrangement with a physician, both direct and indirect, and DHS includes, but is not limited to, laboratory services.

The Stark Law prohibits an entity that receives a prohibited DHS referral from seeking payment from Medicare for any DHS services performed as a result of such a referral, unless an arrangement is carefully structure to satisfy every requirement of a regulatory exception. The Stark Law is a strict liability statute, and thus any technical violation requires repayment of all “tainted” referrals, regardless of the intent. Penalties for violating the Stark Law may include the denial of payment to an entity for the impermissible provision of DHS, the requirement to refund any amounts collected in violation of the Stark Law, and civil monetary penalties of up to $15,000 for each violation and $100,000 for each circumvention arrangement or scheme. Other implications of a Stark Law violation may include criminal penalties, exclusion from Medicare and Medicaid programs, and potential False Claims Act liability, including via “qui tam” action. The Company endeavors to structure its financial relationships in compliance with the Stark Law and with similar state physician self-referral laws.

Further, many states have promulgated self‑referral laws and regulations similar to the federal Stark Law, but these vary significantly based on the state. For example, the Florida Patient Self-Referral Act of 1992, as amended, (the “Florida Self-Referral Act”) is similar to the Stark law, but is narrower in some respects and broader in others. In addition to services reimbursed by Medicaid or government payers, often these state laws and regulations can encompass services reimbursed by private payers as well. Penalties for violating state self-referral laws and regulations vary based on the state, but often include civil and criminal penalties, exclusion from Medicaid, and loss of licenses. Our financial arrangements with physicians are governed by the federal Stark Law and similar state self-referral laws, and we rely on certain exceptions to the Stark Law with respect to such relationships. While we believe that our financial relationships with physicians and referral practices are in compliance with applicable laws and regulations, we cannot guarantee that government authorities would agree. If we are found by the government to be in violation of the Stark Law or a similar state self-referral law, we could be subject to significant penalties, including fines as specified above, exclusion from participation in government and private payer programs and requirements to refund amounts previously received from government.

The False Claims Act

The federal False Claims Act prohibits any person or entity from knowingly presenting, or causing to be presented, to the U.S. government, or to a Medicare program contractor, a false or fraudulent claim for payment, or knowingly making or using a false record or statement to have a false claim paid by the government, or conspiring to defraud the U.S. government, or knowingly making or using a false statement to conceal an obligation to pay the government, or improperly retaining overpayments from, the government. A violation of the federal False Claims Act is punishable by a civil penalty of $5,500 to $11,000 for each separate false claim plus three times the amount of damages sustained by the government. Further, False Claims Act liability may lead to exclusion from participation in Medicare, Medicaid and other federal healthcare programs. The False Claims Act’s “whistleblower” or “qui tam” provisions are being used with more frequency to challenge the reimbursement practices of providers and suppliers. Those provisions allow a private individual to bring an action on behalf of the government alleging that the defendant has submitted false claims for payment to the federal government. The government must decide whether to intervene in the lawsuit and whether to prosecute the case. If it declines to do so, the individual may pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. The successful qui tam relator who brought the case is entitled to a portion of the proceeds and its attorneys’ fees and costs. As most qui tam cases are filed by current or former employees, an effective compliance program plays a crucial role in reducing the Company’s exposure to liability. It is also a criminal offense, under Title 18 U.S. Code, Section 287, for a person or entity to make a claim against the United States or any department or agency, knowing the claim to be false, fictitious or fraudulent. The penalty is a fine, and imprisonment of up to five years. The federal False Claims Act has been an effective enforcement tool for the federal government. Many states have enacted similar false claims acts as well.

The Company seeks to structure its arrangements with physicians and other clients to be in compliance with the Anti-Kickback Statute, Stark Law, state laws, and the federal False Claims Act and to stay abreast of current developments and changes in the law and regulations. However, these laws and regulations are complex and subject to interpretation. Consequently, we are unable to ascertain with certainty that any of our transactions will not be subject to scrutiny and, if scrutinized, will not result in sanctions or penalties. The Company has taken, and will continue to take, actions to endeavor to ensure compliance with the myriad federal and state laws that govern our business.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Confidentiality and Security of Personal Health Information

The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), contains provisions that protect individually identifiable health information from unauthorized use or disclosure by covered entities and their business associates. The Office for Civil Rights of HHS, the agency responsible for enforcing HIPAA, has published regulations to address the privacy (the “Privacy Rule”) and security (the “Security Rule”) of protected health information (“PHI”). The Company is a covered entity under HIPAA and has adopted policies and procedures to comply with the Privacy Rule and the Security Rule and HIPAA statute. The health care facilities and providers that refer specimens to the Company are also bound by HIPAA.

HIPAA also requires that all providers who transmit claims for health care goods or services electronically utilize standard transaction and data sets and to standardize national provider identification codes. The Company has taken necessary steps to comply with HIPAA regulations, utilizes standard transaction data sets, and has obtained and implemented national provider identifiers, or NPIs, as the standard unique health identifier in filing and processing health care claims and other transactions.

The American Recovery and Reinvestment Act (“ARRA”) recently enacted the HITECH Act which extends the scope of HIPAA to permit enforcement against business associates for a violation, establishes new requirements to notify the Office for Civil Rights of HHS of a breach of HIPAA, and allows the Attorneys General of the states to bring actions to enforce violations of HIPAA. Rules implementing various aspects of HIPAA are continuing to be promulgated. With respect to these rules, commencing July 1, 2012, CMS required that all HIPAA-covered entities such as the Company to conduct electronic claim submissions and related electronic transactions under a new HIPAA transaction standard called Version 5010. CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission. The new diagnostic code sets are called the ICD-10-CM, and were implemented on October 1, 2015. The Company has been aware of these changes for some time, and believes successfully adopted the new standards. However, it is expected that these changes, in particular the adoption of new diagnostic codes — which must be provided to us accurately by referring physicians in order for us to receive payment from payers, such as Medicare — may continue to result in a degree of disruption and confusion as providers continue to implement the standards, which may adversely affect Company operations, including reimbursement rates.

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

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Executive Officers of the Company

The following table sets forth certain information regarding members of the Board of Directors and our executive officers as of March 15, 2016:

Name	Age	Position
Board of Directors:
Douglas M. VanOort	60	Chairman of the Board of Directors and Chief Executive Officer
Steven C. Jones	52	Executive Vice President of Finance, Chief Compliance Officer, Board Member
Kevin C, Johnson	61	Board Member
Raymond R. Hipp	73	Board Member
Bruce K. Crowther	64	Board Member
William J. Robison	80	Board Member
Lynn A. Tetrault	53	Board Member
Alison L. Hannah	55	Board Member
Kieran P. Murphy	53	Board Member
Other Executives:
George A. Cardoza	54	Chief Financial Officer
Dr. Maher Albitar	61	Chief Medical Officer and Director of Research and Development
Dr. Steven Brodie	55	Chief Scientific Officer
Robert J. Shovlin	45	Chief Growth Officer
Mark A. Machulcz	52	Vice President of Operations
Steven A. Ross	51	Chief Information Officer
Jennifer Balliet	38	Vice President of Human Resources
Edwin F. Weidig III	46	Director of Finance and Principal Accounting Officer

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

The Company, Michael Dent, Aspen Select Healthcare L.P. (“Aspen”), John Elliot, Steven Jones and Larry Kuhnert are parties to the Amended and Restated Shareholders’ Agreement dated March 21, 2005, as amended, that, among other provisions, gives Aspen, the right to elect three out of the ten directors authorized for our Board of Directors, and to nominate one mutually acceptable independent director.

In addition, pursuant to the Investor Board Rights, Lockup and Standstill Agreement dated December 30, 2015, GE Medical Systems has the right to designate one individual for approval and NeoGenomics is required to appoint such designee, as a director to our Board of Directors.  Kieran Murphy, President and Chief Executive Officer of GE Healthcare Life Sciences was appointed to the Board pursuant to such agreement.

Douglas M. VanOort, – Chairman of the Board of Directors and Chief Executive Officer

Mr. VanOort has served as the Chairman of the Board of Directors and Chief Executive Officer of NeoGenomics since October 28, 2009. For seven months prior to October 2009, he served as Chairman of the Board of Directors, Executive Chairman and Interim Chief Executive Officer. Prior to joining NeoGenomics, Mr. VanOort was a General Partner with a private equity firm, and a Founding Managing Partner of a venture capital firm. From 1982 through 1999, Mr. VanOort served in various positions at Corning Incorporated and at its spin-off company, Quest Diagnostics, Inc. During the period from 1995 through 1999, he served as the Senior Vice President Operations for Quest Diagnostics, Inc. which was then a $1.5 billion newly formed NYSE-traded Company. During the period of 1989 to 1995, he held senior executive positions at Corning Life Sciences, Inc., including Executive Vice President. Corning Life Sciences Inc. had revenues of approximately $2 billion and was spun-off in a public transaction to create both Quest Diagnostics and Covance, Inc. From 1982 to 1989, Mr. VanOort served in various executive positions at Corning Incorporated, including Director of Mergers & Acquisitions. Mr. VanOort currently serves as a member of the Board of Directors of several privately-held companies, and is a principal owner of a privately-held retail hardware store chain. Mr. VanOort is a graduate of Bentley University.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

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

Kevin C. Johnson – Board Member

Mr. Johnson has served as a director since 2010.  Mr. Johnson was the Chief Executive Officer for United Allergy Services, a provider of allergy testing and immunotherapy services, from September 2014 through July 2015.  From January 2003 until September 2014 Mr. Johnson was retired. From May 1996 until January 2003, Mr. Johnson was Chairman, Chief Executive Officer and President of DIANON Systems, Inc., a publicly-traded cancer diagnostic services company providing anatomic pathology and molecular genetic testing services to physicians nationwide. During that time, DIANON grew annual revenues from approximately $56 million in 1996 to approximately $200 million in 2002. DIANON was sold to Laboratory Corporation of America (NYSE: LH) in January of 2003. Prior to joining DIANON in 1996, Mr. Johnson was employed by Quest Diagnostics and Quest’s predecessor, the Life Sciences Division of Corning, Incorporated, for 18 years, and held numerous management and executive level positions.

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

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Lynn A. Tetrault – Board Member

Mrs. Tetrault has served as a director since June 2015. Mrs. Tetrault is currently a consultant. She worked from 1993 to 2014 with AstraZeneca, PLC most recently as Executive Vice President Human Resources and Corporate Affairs. Mrs. Tetrault was responsible for all human resources strategy, talent management, executive compensation and related activities, internal and external communications, government affairs, corporate reputation and corporate social responsibility for the Company. Mrs. Tetrault has an undergraduate degree from Princeton University and a J.D. from the University of Virginia Law School. She is currently a director of Womens’ Way.

Alison L. Hannah – Board Member

Dr. Hannah has served as a director since June 2015. Dr. Hannah has over 25 years' experience in the development of investigational cancer chemotherapies. Since 2000, she has served as a consultant to the pharmaceutical industry, working with over 20 companies with a focus on molecularly targeted therapy. Prior to this, she worked as Senior Medical Director at SUGEN on various compounds, including Sutent approved in kidney cancer, and Quintiles, a global Contract Research Organization. Dr. Hannah specializes in clinical development strategy, and has filed over 30 Investigational New Drug applications for new molecular entities and 7 New Drug Applications. She participates in Data Monitoring Committees, Scientific Advisory Boards and Independent Review Committees for clinical trials. She has a bachelor's degree in biochemistry and immunology from Harvard University and her medical degree from the University of Saint Andrews. She is a member of ASCO, AACR, ASH, ESMO and a Fellow with the Royal Society of Medicine.

Kieran P. Murphy – Board Member

Mr. Murphy is President and Chief Executive Officer of GE Healthcare Life Sciences, a $4.0 billion molecular medicine business that provides a broad range of industry-leading technologies and services for drug discovery, pre-clinical and clinical development and biopharmaceutical manufacturing, as well as molecular tools for therapy selection and treatment monitoring in patient care. Mr. Murphy has over twenty-five years of experience in the global life sciences and biotechnology industry.  Mr. Murphy earned his bachelor’s degree in 1984 from University College, Dublin. He subsequently graduated from the University of Manchester Institute of Science and Technology with a master’s degree in Marketing.

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

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Steven Brodie, Ph.D. – Chief Scientific Officer

Mr. Brodie has served as the Chief Scientific Officer of NeoGenomics since April 2015. Dr. Brodie is also the Laboratory Director for our Fort Myers, FL lab facility, a role he has held since 2014. He also has served as our Director of Molecular Genetics and Cytogenetics since 2011. Prior to joining NeoGenomics, Dr. Brodie served as a Senior Director of Cytogenetics, Assistant Director of Molecular Genetics, and Scientific Director of Maternal Serum Screening at Quest Diagnostics (Specialty Laboratories) in Valencia Ca. In addition to his clinical responsibilities, he trained Pathology residents in genetic testing for Loma Linda University Medical Center as the Affiliate Rotation Director and the University of Southern California, Keck SOM as a Clinical Assistant Professor of Pathology. Prior to joining Quest Diagnostics, he held a variety of research and clinical positions at the National Institutes of Health, University of New Mexico School of Medicine, and the University of California Los Angeles David Geffen School Of Medicine. Dr. Brodie was trained in Genetics at the University of California Los Angeles/Cedar-Sinai Medical Center medical genetics training program. He received a Ph.D. in Biomedical Sciences from the University of New Mexico School of Medicine and Clinical Molecular Genetics and Cytogenetics training at the University of California Los Angeles. Dr. Brodie is Board Certified by the American Board of Medical Genetics and Genomics and holds Directors Licenses in California, Florida, Tennessee, and New York.

Robert J. Shovlin – Chief Growth Officer

Mr. Shovlin has served as our Chief Growth Officer since the acquisition of Clarient. From his hire date in October 2014 until the Clarient acquisition, Mr. Shovlin served as the Chief Operating Officer of NeoGenomics.  From 2012 until October 2014, Mr. Shovlin served as Chief Development officer for Bostwick Laboratories, a provider of anatomic pathology testing services targeting urologists and other clinicians, where he was responsible for Sales, Marketing, Managed Care, Business Development, and Clinical Trials. From 2005 until 2011, he served in progressively more responsible positions, including President and Chief Executive Officer, for Aureon Biosciences, Inc., a venture-backed diagnostics company focused on developing novel and proprietary prostate cancer tests. Mr. Shovlin also served as Executive Director for Anatomic Pathology and Director of Managed Care for Quest Diagnostics from 2003 until 2005, and held sales leadership positions at Dianon Systems from 1997 until 2003. Mr. Shovlin served as a Captain, Infantry Officer in the United States Marine Corps from 1992 until 1997 where he served as a Platoon and Company Commander with 1st Battalion 4th Marines and as an Instructor and Staff Platoon Commander at the Basic School. He holds a Bachelor of Science Degree from Pennsylvania State University, and a Masters of Business Administration from Rutgers University.

Mark A. Machulcz – Vice President of Operations

Mr. Machulcz has served as our Vice President of Operations since January 2016.  From 2011 until our acquisition of Clarient in December 2015, he served as Vice President of International Operations at GE Healthcare, Clarient Diagnostic Services, a leading provider of comprehensive cancer-diagnostic laboratory services where he was responsible for the development and execution of the international and domestic expansion strategy for the clinical and bio pharmaceutical business.  From 2009 until 2011, he served as Executive Vice President of Operations at PLUS Diagnostics, a pathology laboratory where was responsible for lab operations, customer service, logistics and information technology.  Prior to joining PLUS Diagnostics, Mr. Machulcz directed the India operations at Quest Diagnostics Incorporated, where he was involved in the launch of their clinical trials service and was responsible for clinical and Anatomical Pathology Laboratories and prior to that role he served in various other positions at Quest Diagnostics with progressive levels of responsibility.  Mr. Machulcz received his Bachelor's degree in Medical Technology from St. Louis University and his Master's degree in Business Administration from Johns Hopkins University.

Steven A. Ross – Chief Information Officer

Mr. Ross has served as Chief Information Officer since April 2013. Prior to joining the Company, Mr. Ross served as Vice President Technology at Chico’s FAS, Inc. during the period from 2003 to 2013 where he participated in the direction of all information technology resource planning, budgeting, technology associate development coaching and operation initiatives for the $2.5 billion dollar global consumer products company. Prior to that Mr. Ross worked for Zinn Corporation as a Project Director, assisting Target Inc.  Mr. Ross has his Bachelor of Science from New Mexico State University.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

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

NEOGENOMICS, INC.

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

Risks Relating to Our Business

We may not be able to implement our business strategies which could impair our ability to continue operations.

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

We may be unsuccessful in managing our growth which could prevent us from operating profitably.

Our growth, including through our acquisition of the Clarient business in December 2015, has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources.  For example, the Acquisition is expected to result in a combined company with annual revenues in excess of $215 million as compared to our annual revenues of $99.8 million for the year ended December 31, 2015.  To manage our expanded business and our potential growth, we must continue to implement and improve our operational, financial and billing systems and to expand, train and manage our employee base. We may not be able to effectively manage the expansion of our operations and our systems and our procedures or controls may not be adequate to support our operations. Our management may not be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services. Any inability to manage growth could have a material adverse effect on our business, results of operations, potential profitability and financial condition.

We have a substantial amount of indebtedness, much of which was incurred in connection with our acquisition of the Clarient business.  This level of indebtedness could adversely affect our flexibility in operating our business and our ability to react to changes in the economy or our industry.

At December 31, 2015, we had $10 million of indebtedness outstanding, and $15.0 million of available borrowing capacity under our senior secured revolving credit facility.  In December 2015, we entered into the senior secured revolving credit facility, providing for up to $25.0 million of borrowings, and a senior secured term loan facility, providing for $55.0 million of borrowings.  The full amount of borrowings under the term loan facility and $10.0 million of borrowings under the revolving credit facility were used to pay the cash consideration and related fees and expenses in connection with our Acquisition.  Our substantial indebtedness could have significant consequences for our business and financial condition.  For example:

•

We will be required to dedicate a greater percentage of our cash flows to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, pursue other acquisitions or investments in new technologies, make stock repurchases and fund other general corporate purposes.

•

If we fail to meet our payment obligations or otherwise fail to comply with the covenants in our debt, including failure as a result of events beyond our control, it could result in an event of default on our debt.  Upon an event of default, the lenders of that debt could elect to cause all amounts outstanding with respect to that debt to become immediately due and payable and we would be unable to access our revolving credit facility.

•

Our debt imposes operating and financial covenants and restrictions on us, and compliance with such covenants and restrictions may adversely affect our ability to adequately finance our operations or capital needs, pursue attractive business opportunities that may arise, redeem or repurchase capital stock, pay dividends, sell assets, and make capital expenditures.

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

•

We will experience increased vulnerability to general adverse economic conditions, including increases in interest rates as the borrowings bear interest at variable rates or if such indebtedness is refinanced at a time when interest rates are higher.

•

We will experience limited flexibility in planning for, or reacting to, changes in or challenges relating to our businesses and industry, creating competitive disadvantages compared to other competitors with lower debt levels and borrowing costs.

We cannot assure you that cash flows, combined with additional borrowings under the revolving credit facility or any future credit facility, will be available in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs.

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

In addition, for so long as any shares of our Series A Preferred Stock remain outstanding, in the event that we issue any other shares of capital stock or any unsecured debt securities for cash, we are required to apply at least 50% of the net cash proceeds to redeem shares of Series A Preferred Stock at the conversion price of $7.50 per share, subject to adjustments. As a result, our ability to repay our outstanding indebtedness will be constrained by the fact that we will only receive half of the net cash proceeds from certain capital raising activities for as long as any shares of our Series A Preferred Stock remains outstanding.

Our right to recover for certain breaches of the covenants, agreements, representations and warranties made by GE Medical in connection with the Acquisition are limited.

Pursuant to the Stock Purchase Agreement we entered into in connection with the Acquisition, all covenants, agreements, representations and warranties made by the parties in the Stock Purchase Agreement survive until March 30, 2017, subject to certain exceptions for the “fundamental representations.” Subject to the terms, conditions and limitations set forth in the Stock Purchase Agreement, GE Medical will indemnify us against any losses that are suffered or incurred by us resulting from or arising out of a breach of GE Medical’s representations or warranties or covenants contained in the Stock Purchase Agreement. However, other than instances of fraud and breaches of certain “fundamental” representations, GE Medical will not be liable for any losses unless and until the aggregate amount of losses that are suffered or incurred by us exceed $2.0 million, and then only for losses incurred by us that are in excess of this amount, subject to a limit on GE Medical’s maximum aggregate liability for breaches of representations other than certain “fundamental” representations of $50.0 million. If we incur any material losses for which GE Medical will not provide indemnification, or if our losses are in excess of GE Medical’s maximum aggregate liability, our financial condition could be materially and adversely affected.

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

We may be unable to make, on a timely basis, necessary changes to our internal control structure resulting from the Acquisition.

As a result of the completion of the Acquisition, Clarient is included in our reporting under the Securities Exchange Act of 1934. Under the Sarbanes-Oxley Act of 2002, we must maintain effective disclosure controls and procedures and internal control over financial reporting. Clarient’s internal control structure was previously assessed with regard to the broader environment of General Electric Company and was not subject to a stand-alone review for compliance within the requirements of the Sarbanes-Oxley Act. We are in the process of migrating Clarient’s operations to our system of internal controls. Therefore, we may face difficulties or experience delays in developing changes or potentially necessary improvements to Clarient’s internal controls and accounting systems in order to ensure compliance with the requirements of the Sarbanes-Oxley Act. We may need to commit substantial resources, including substantial time from existing accounting personnel and from external consultants, to implement additional procedures and improved controls. This in turn could have an adverse effect on our business, results of operations, or financial condition, harm our reputation, or otherwise cause a decline in investor confidence and our stock price.

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

If we are unable to successfully integrate the Clarient business, or any future business we may acquire, with our legacy business, the anticipated benefits of such transaction may not be realized.

Acquisitions, including the Acquisition, involve the combination of two companies that formerly operated as independent companies. Acquisitions require us to devote significant management attention and resources to integrating the acquired company’s business practices and operations with our own. Potential difficulties we may encounter as part of the integration process, all of which could materially and adversely affect our business, financial condition, results of operations, and cash flows, include the following:

•

the potential inability to successfully combine the acquired company’s business with our legacy business in a manner that permits us to achieve the cost synergies expected to be achieved when expected, or at all, and other benefits anticipated to result from such transaction;

•	challenges optimizing the customer information and technology of the two companies, including the goal of consolidating to one laboratory information system and one billing system;
•	challenges effectuating any diversification strategy, including challenges achieving revenue growth from sales of each company’s products and services to the customers of the other company;
•	difficulties offering products and services across our expanded portfolio;
•	the need to revisit assumptions about reserves, revenues, capital expenditures, and operating costs, including expected synergies;
•

challenges faced by a potential diversion of the attention of our management as a result of the integration, which in turn could adversely affect our ability to maintain relationships with customers, employees and other constituencies or our ability to achieve the anticipated benefits of such transaction;

•

the potential loss of key employees, customers, managed care contracts or strategic partners, or the ability to attract or retain key management and other key personnel, which could have an adverse effect on our ability to integrate and operate the acquired business;

•

complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	costs and challenges related to the integration of the acquired company’s internal controls over financial reporting with ours; and
•	potential unknown liabilities and unforeseen increased expenses.

We cannot be assured that all of the goals and anticipated benefits of an acquisition, including the Acquisition, will be achievable, particularly as the achievement of the benefits are in many important respects subject to factors that we do not control.  These factors would include such things as the reactions of third parties with whom we enter into contracts and to business and the reactions of investors and analysts.

If we cannot integrate our legacy business and the Clarient business, or any future business we may acquire, successfully, we may fail to realize the expected benefits of such transaction, including the anticipated cost synergies.  We could also encounter additional transaction and integration costs or be subject to other factors that affect preliminary estimates.

Clarient may have liabilities that are not known, probable or estimable at this time.

As a result of the Acquisition, Clarient is now an indirect wholly owned subsidiary of ours, and we have effectively assumed all of its past liabilities, whether or not asserted. There could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of Clarient. In addition, there may be liabilities that are neither probable nor estimable at this time which may become probable and estimable in the future. We may learn additional information about Clarient that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws, including federal healthcare laws. For example, Clarient from time to time receives payments from the U.S. government. If the U.S. government were to assert that Clarient were not entitled to receive such payments in the amount provided, or at all, in light of applicable billing guidance, the government could impose fines and penalties, in addition to recovery of the overpayments, under federal healthcare laws. Any of the foregoing, individually or in the aggregate, could have a material adverse effect on our business.

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

We may experience discontinuation or recalls of existing testing products or failures to develop, or acquire, licenses for new or improved testing technologies which could materially and adversely affect our revenues.

From time to time, manufacturers discontinue or recall reagents, test kits or instruments used by us to perform laboratory testing. Such discontinuations or recalls could adversely affect our costs, testing volume and revenue.

Our industry is subject to changing technology and new product introductions. Our success will depend, in part, on its ability to develop, acquire or license new and improved technologies on favorable terms and to obtain appropriate coverage and reimbursement for these technologies. We may not be able to negotiate acceptable licensing arrangements and we cannot be certain that such arrangements will yield commercially successful diagnostic tests. If we are unable to license these testing methods at competitive rates, our research and development costs may increase as a result. In addition, if we are unable to license new or improved technologies to expand our testing operations, our testing methods may become outdated when compared with our competition and testing volume and revenue may be materially and adversely affected.

We may incur greater costs than anticipated, which could result in sustained losses.

We use reasonable efforts to assess and predict the expenses necessary to pursue our business strategies. However, implementing our business strategies may require more employees, capital equipment, supplies or other expenditure items than management has predicted, particularly as we continue to assess any further needs resulting from the Acquisition. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than we estimate, which could result in ongoing and sustained losses.

We may face fluctuations in our results of operations and we are subject to seasonality in our business which could negatively affect our business operations.

Management expects that our results of operations may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to: (i) the continued rate of growth, usage and acceptance of our products and services; (ii) demand for our products and services; (iii) the introduction and acceptance of new or enhanced products or services by us or by competitors; (iv) our ability to anticipate and effectively adapt to developing markets and to rapidly changing technologies; (v) our ability to attract, retain and motivate qualified personnel; (vi) the initiation, renewal or expiration of significant contracts with any major clients; (vii) pricing changes by us, our suppliers or our competitors; (viii) seasonality; and (ix) general economic conditions and other factors. Accordingly, future sales and operating results are difficult to forecast. Our expenses are based in part on our expectations as to future revenues and to a significant extent are relatively fixed, at least in the short-term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to our expectations would likely have an immediate adverse impact on our business, results of operations and financial condition. In addition, we may determine from time to time to make certain pricing or marketing decisions or acquisitions that could have a short-term material adverse effect on our business, results of operations and financial condition and may not result in the long-term benefits intended. Furthermore, in Florida, historically our largest referral market for lab testing services, a meaningful percentage of the population, returns to homes in the Northern U.S. to avoid the hot summer months. This combined with the usual summer vacation schedules of our clients usually results in seasonality in our business. Because of all of the foregoing factors, our operating results in future periods could be less than the expectations of investors.

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

We depend substantially upon third parties for payment of services, which could have a material adverse effect on our cash flows and results of operations.

Our business consists of clinical laboratories that provide medical testing services for doctors, hospitals, and other laboratories on patient specimens that are sent to our laboratory. In the case of some specimen referrals that are received for patients that are not in-patients or out-patients at a hospital or institution or otherwise sent by another reference laboratory, we typically bill the patient’s insurance company or a government program for our services. As such, we rely on the cooperation of numerous third-party payers, including but not limited to Medicare, Medicaid, and various insurance companies, to get paid for performing services on behalf of our clients and their patients. The amount of such third-party payments is governed by contractual relationships in cases where we are a participating provider for a specified insurance company or by established government reimbursement rates in cases where we are an approved provider for a government program such as Medicare or Medicaid. However, we do not have contractual relationships with some of the insurance companies with whom we deal, nor are we necessarily able to become an approved provider for all government programs. In such cases, we are deemed to be a non-participating provider and there is no contractual assurance that we will be able to collect the amounts billed to such insurance companies or government programs. Currently, we are not a participating provider with some of the insurance companies we bill for our services. Until such time we become a participating provider with such insurance companies, there can be no contractual assurance that we will be paid for the services we bill to such insurance companies or patients, and such third-parties may change their reimbursement policies for non-participating providers in a manner that may have a material adverse effect on our cash flow or results of operations. When new CPT codes are introduced by the American Medical Association it often takes time for commercial insurance providers to recognize the new codes, which can significantly impact the timing of payments, if any, and can increase our days-sales-outstanding.  Insurance companies may also try to steer business away from us towards in-network providers by sending letters to physicians and even imposing financial penalties, if they continue to send us business.

Our business is subject to rapid scientific change, which could have a material adverse effect on our business, results of operations and financial condition.

The market for genetic and molecular testing services is characterized by rapid scientific developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. For example, new tests developed by our competitors may prove superior and replace our existing tests. Our future success will depend in significant part on our ability to continually improve our offerings in response to both evolving demands of the marketplace and competitive service offerings, and we may be unsuccessful in doing so which could have a material adverse effect on our business, results of operations and financial condition.  Certain technological changes such as advances in point-of-care testing, could reduce the need for the laboratory tests we provide.

The market for our services is highly competitive, which could have a material adverse effect on our business, results of operations and financial condition.

The market for genetic and molecular testing services is highly competitive and we expect competition to continue to increase. We compete with other commercial clinical laboratories in addition to the in-house laboratories of many major hospitals and physician practices. Many of our existing competitors have significantly greater financial, human, technical and marketing resources than we do. Some physician groups and hospitals have made the decision to internalize testing rather than using an outsourced laboratory such as us and therefore control the referral of their own specimens. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance than our offerings. We may not be able to compete successfully against current and future sources of competition and in such cases, this may have a material adverse effect on our business, results of operations and financial condition.

Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.

Our industry is characterized by intense competition. Our major competitors including Quest Diagnostics and Laboratory Corporation of America are large national laboratories that possess greater name recognition, larger customer bases, and significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships with their customers and third-party payers. We cannot assure you that we will be able to compete successfully with such entities in the future.

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

The laboratory business is intensely competitive both in terms of price and service. Pricing of laboratory testing services is often one of the most significant factors used by health care providers and third-party payers in selecting a laboratory. As a result of the laboratory industry undergoing consolidation, larger laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. We may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our net earnings and cash flows could be negatively impacted by such price competition. Additionally, we may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition.

Additional competition, including price competition, could have a material adverse impact on our net revenues and profitability.

We face the risk of capacity constraints, which could have a material adverse effect on our business, results of operations and financial condition.

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

We may fail to protect our facilities, which could have a material adverse effect on our business, results of operations and financial condition.

Our operations are dependent in part upon our ability to protect our laboratory operations against physical damage from explosions, fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events. We do not presently have an emergency back-up generator in place at our Tampa, Florida, Nashville, Tennessee, or Fresno, West Sacramento, or Irvine, California laboratory locations that would otherwise mitigate to some extent the effects of a prolonged power outage. The occurrence of any of these events could result in interruptions, delays or cessations in service to clients, which could have a material adverse effect on our business, results of operations and financial condition.

The steps we have taken to protect our proprietary rights may not be adequate, which could result in infringement or misappropriation by third-parties.

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

We are dependent on key personnel and need to hire additional qualified personnel in order for our business to succeed.

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

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

The failure to obtain necessary additional capital to finance growth and capital requirements, could adversely affect our business, financial condition and results of operations.

We may seek to exploit business opportunities that require more capital than we have currently available. We may not be able to raise such capital on favorable terms or at all, and may be restricted in amount and type of such capital by the agreements governing our existing indebtedness.  If we are unable to obtain such additional capital, we may be required to reduce the scope of our anticipated expansion, which could adversely affect our business, financial condition and results of operations.

As of December 31, 2015, we had cash and cash equivalents of approximately $23.4 million and $15.0 million of available borrowing capacity under our senior secured revolving credit facility.  We may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, there could be a material adverse effect on our long-term business, rate of growth, operating results, financial condition and prospects.

Proposed government regulation of Laboratory Developed Tests (“LDTs”) may result in delays to launching certain laboratory tests and increase our costs to implement new tests.

We frequently develop testing procedures to provide diagnostic results to clients that cannot currently be provided using test kits approved or cleared by the U.S. Food and Drug Administration (“FDA”). The FDA has been considering changes to the way that it regulates these Laboratory Developed Tests, or LDTs. Currently all LDTs are conducted and offered in accordance with the Clinical Laboratory Improvements Amendments, or CLIA, and individual state licensing procedures. The FDA has published a draft guidance document that would require FDA clearance or approval of a subset of LDTs, as well as a modified approach for some lower risk LDTs that may require FDA oversight short of the full premarket approval or clearance process. FDA is taking the position that it can implement these new LDT regulatory requirements without promulgating formal regulations. As a result, there is a risk that the FDA’s proposed regulatory process could delay the offering of certain tests and result in additional validation costs and fees. There is also an associated risk for us that some tests currently offered might become subject to FDA premarket approval or clearance. This FDA approval or clearance process would be time-consuming and costly, with no guarantee of ultimate approval or clearance.

On July 31, 2014 the FDA issued a notification to Congress of the “Anticipated Details of the Draft Guidance for Industry, Food and Drug Administration Staff, and Clinical Laboratories: Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” (“Draft LDT Guidance”). As described in this notification, the FDA planned to provide draft guidance to clinical laboratories that develop their own LDTs regarding how the FDA intends to regulate such laboratories under the Federal Food, Drug, and Cosmetic Act. On October 3, 2014 the FDA issued the draft guidance to clinical laboratories. The regulatory framework will use a risk-based approach to enforce the FDA’s premarket review requirements, and for high-risk tests, the framework may require laboratories to use FDA-approved tests, if available, rather than LDTs. If implemented, the framework outlined in the Draft LDT Guidance may also require us to obtain premarket clearance or approval for certain of our LDTs. Implementation of this framework would include a lengthy phase-in period ranging from two to nine years depending on the risk assessment rating of each particular test. The FDA provided an opportunity for public comment through February 2015, but the Draft LDT Guidance has not been finalized to date. Through the ACLA, the industry has announced its opposition to the Draft LDT Guidance and submitted comments to the FDA in response to the draft guidance. In addition to the ACLA public comment, the FDA received 169 public comments in response to the Draft LDT Guidance, however it remains unknown whether the regulatory framework ultimately implemented by the FDA will differ substantially from the framework described in the Draft LDT Guidance. This FDA regulation may result in increased regulatory burdens for us to register and continue to offer our tests or to develop and introduce new tests and may increase our costs.    We do yet know which of our tests would be classified as high-risk and would require a full FDA approval.  If such approval was required, we cannot be certain that our tests would obtain FDA approval or clearance.

The FDA’s current proposal could require a significant volume of applications with the FDA which would be burdensome and the FDA could take a long time to review them if every lab in the country files a large volume of registrations and applications for each of their LDT’s.

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

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

Our laboratory operations depend, in part, on the continued performance of our information technology systems. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. In addition, we are in the process of integrating the information technology systems of Clarient, and we may experience system failures or interruptions as a result of this process. Sustained system failures or interruption of our systems in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. Breaches with respect to protected health information could result in violations of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) and analogous state laws, and risk the imposition of significant fines and penalties. Failure of our information technology systems could adversely affect our business, profitability and financial condition.

Healthcare reform programs may impact our business and the pricing we receive for our services.

In March of 2010, health care reform legislation known as the “Patient Protection and Affordable Care Act” was passed into law (the “ACA”). The ACA also makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, effective December 31, 2017, each medical device manufacturer must pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the FDA issued Draft LDT Guidance that, if finalized, would regulate certain clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, as medical devices, none of our LDT’s such as our prostate cancer test are currently listed with the FDA. We cannot assure you that the tax will not apply to services such as ours in the future.

The ACA contains several provisions that seek to limit Medicare spending in the future. One key provision in the ACA is the establishment of “Accountable Care Organizations” (“ACO”) under which hospitals and physicians are able to share savings that result from cost control efforts. We cannot predict how the continued establishment and implementation of these new business models will impact on our business. There is the possibility that these organizations will seek to lower reimbursement for the services we provide and some may potentially restrict access to our services. We may not be able to gain access into certain ACOs. These changes could have an adverse and material impact on our operations. In furtherance of health care reform and the reduction in health care expenditures, the ACA contains numerous provisions to be implemented through 2018. There can be no assurance at this time that the implementation of these provisions will not have a material adverse effect on our business.

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

The ACA provided for states to create health insurance “Marketplaces” where individuals can compare and enroll in Qualified Health Plans (“QHPs”). Individuals with an income less than 400% of the federal poverty level that purchase insurance on a Marketplace may be eligible for federal subsidies to cover a portion of their health insurance premium costs and cost sharing of co‑insurance or co‑pay obligations. Our patients may be enrolled in QHPs, and we may begin to submit bills to QHPs for services we provide. The presence of federal funds in QHPs in the form of subsidies and cost-sharing may subject providers to heightened government attention and enforcement, which could significantly increase the cost of compliance and could materially impact our operations. For example, it is not clear whether the availability of these federal subsidies classifies a QHP as a federal healthcare program, particularly for purposes of federal fraud and abuse laws. In letters published on October 30, 2013 and February 6, 2014, the former Secretary of the Department of Health & Human Services (“DHHS”), Kathleen Sebelius, indicated that DHHS does not consider QHPs to be federal healthcare programs. However, a judge may not agree with this statement by Secretary Sebelius, and other government regulators may take a different position. For example, subsequent letters from U.S. Senator Charles Grassley to Secretary Sebelius and Attorney General Eric Holder on November 7, 2013 and February 12, 2014 indicate that this issue remains an outstanding question. If QHPs are classified as federal healthcare programs it could significantly increase our costs of compliance.

In furtherance of health care reform and the reduction in health care expenditures, the ACA contains numerous provisions to be implemented through 2018. Additionally, future legislative or judicial actions could materially affect the implementation of the ACA, including its potential repeal. Members of Congress continue to introduce legislation that would repeal, restrict funding for, or significantly amend the ACA, and presidential candidates in the 2016 election have also called for significant overhaul of the ACA. Additionally, the ACA continues to be challenged in a variety of lawsuits. Because of the continued uncertainty about the implementation of the ACA, there can be no assurance at this time that the implementation (or repeal) of these provisions will not have a material adverse effect on our business.

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

From time to time, legislative freezes and updates affect some of our tests that are reimbursed by the Medicare program under the Medicare Physician Fee Schedule (“MPFS”) or Clinical Laboratory Fee Schedule (“CLFS”). The MPFS is updated on an annual basis. In the past, the MPFS was updated using a prescribed statutory formula; when application of the statutory formula resulted in lower payments, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) repealed the previous statutory update formula and specified the update adjustment factors for calendar years 2015 and beyond. If the updated conversion factor results in negative reimbursement in future years, the resulting decrease in payment may adversely affect our revenue, business, operating results, financial condition and prospects.

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

In addition, recent laws have made changes to Medicare reimbursement for our tests that are reimbursed under the CLFS, many of which have already gone into effect. On October 1, 2015, CMS published a proposed rule to significantly revise the Medicare payment system for clinical diagnostic laboratory tests. The proposed rule provides proposed regulations to implement the provisions of the Protecting Access to Medicare Act of 2014, or PAMA, which was signed to law on April 1, 2014. Under PAMA, applicable laboratories will be required to report to CMS certain information about the payment rates paid by private payers for each clinical diagnostic lab test and the corresponding volumes of such tests furnished during a period of time specified by the Department of Health and Human Services. Under the October 2015 proposed rule, an “applicable laboratory” for purposes of reporting requirements is defined as a laboratory that receives more than 50 percent of its Medicare revenues from the CLFS and MPFS, but only to the extent that a lab receives at least $50,000 in Medicare revenues from the CLFS in a data collection period. Applicable laboratories must report data that includes the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). The definition of “applicable” lab may exclude certain types of laboratories that generally received more favorable pricing than other laboratories, and thus the make-up of laboratories reporting pricing data to CMS under the proposed rule may result in lower overall pricing data. Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test will be equal to the weighted median amount for the test from the most recent data collection period. Also for the years 2017 through 2019, the amount of reduction in the Medicare rate (if any) shall not exceed 10 percent from the prior year’s rate and for the years 2020 through 2022, any reduction shall not exceed 15 percent from the prior year’s rate. It is too early to predict the impact on reimbursement for our tests reimbursed under the CLFS, though we believe the government’s goal is to reduce Medicare program payments for CLFS tests. Specifically, CMS states that it anticipates the effect of the proposed rule on the Medicare program to save $360 million in program payments for CLFS tests furnished in FY 2017, and to save $5.14 billion over 10 years. CMS has also proposed that a laboratory’s failure to comply with reporting obligations, or a laboratory that makes a misrepresentation or omission in reporting required information, would be a violation of the Civil Monetary Penalties Law.

Also under PAMA, the CMS, is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. Further, PAMA provides special payment status to “advanced diagnostic laboratory tests” (ADLTs), to allow such ADLTs to be paid using their actual list charge amount during a certain time frame. However, the October 2015 proposed rule would limit the application of such favorable payment status, for example by narrowing the scope of the status to laboratories that provide the ADLT under a single CLIA certificate. We cannot determine at this time the full impact of the new law on our business, financial condition and results of operations.

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

In certain jurisdictions including California, North Carolina, Washington, and Tennessee, Medicare administrative contractors CGS Administrators, Noridian Healthcare Solutions and Palmetto GBA, administer the Molecular Diagnostic Services Program, or MolDX, and establish coverage and reimbursement for certain molecular diagnostic tests, including many of our tests. To obtain Medicare coverage for a molecular diagnostic test (FDA approved or LDT), laboratories must apply for and obtain a unique test identifier or what is known as a “Z” code. For newly developed tests or for established tests that have not been validated for clinical and analytical validity and clinical utility, laboratories must submit a detailed dossier of clinical data to substantiate that the test meets Medicare’s requirements for coverage. We have received favorable coverage for many of our molecular tests, however we have also received non-coverage determinations for many newer tests. The field of molecular diagnostics is evolving very rapidly, and clinical studies on many new tests are still underway. We cannot be assured that some of our molecular tests will ever be covered services by Medicare, nor can we determine when the medical literature will meet the standard for coverage that Medicare administrative contractors have set.

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

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

Third party billing is extremely complicated and results in significant additional costs to us.

Billing for laboratory services is extremely complicated. The customer refers the tests; the payer pays for the tests, and the two may not be the same. Depending on the billing arrangement and applicable laws, we must bill various payers, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, hospitals and other laboratories, all of which have different billing requirements. Additionally, we undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Insurance companies and government payers such as Medicare and Medicaid also impose routine external audits to evaluate payments, which adds further complexity to the billing process.

Among others, the primary factors which complicate our billing practices are:

•	pricing differences between our fee schedules and the reimbursement rates of the payers;
•	changes in payer rules;
•	disputes with payers as to the party who is responsible for payment;
•	disparity in coverage and information requirements among various carriers; and
•	differing pre-authorization requirements across insurance carriers

We incur significant additional costs as a result of our participation in the Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory services are subject to considerable and complex federal and state regulations. The additional costs we expect to incur include those related to: (i) complexity added to our billing processes and systems; (ii) training and education of our employees and clients; (iii) implementing compliance procedures and oversight; (iv) collections and legal costs; and (v) costs associated with, among other factors, challenging coverage and payment denials and providing patients with information regarding claims processing and services, such as advance beneficiary notices.

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

Our operations are subject to strict laws prohibiting fraudulent billing and other abuse, and our failure to comply with such laws could result in substantial penalties.

Of particular importance to our operations are federal and state laws prohibiting fraudulent billing and providing for the recovery of overpayments. In particular, if we fail to comply with federal and state documentation, coding and billing rules, we could be subject to liability under the federal False Claims Act, including criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs. The False Claims Act prohibits individuals and companies from knowingly submitting false claims for payments to, or improperly retaining overpayments from, the government.

If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each separate false claim. Further, False Claims Act liability may lead to exclusion from participation in Medicare, Medicaid and other federal healthcare programs. There are a number of potential bases for liability under the federal False Claims Act. For example, liability arises when an entity knowingly submits, or causes another to submit, a claim for reimbursement to the federal government for a service which was not provided or which did not qualify for reimbursement. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could also result in liability under the False Claims Act. The False Claims Act’s “whistleblower” or “qui tam” provisions are being used with more frequency to challenge the reimbursement practices of providers and suppliers. Those provisions allow a private individual to bring an action on behalf of the government alleging that the defendant has submitted false claims for payment to the federal government. The government must decide whether to intervene in the lawsuit and whether to prosecute the case. If it declines to do so, the individual may pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. The successful qui tam relator who brought the case is entitled to a portion of the proceeds and its attorneys’ fees and costs. In addition, various states have enacted laws modeled after the federal False Claims Act, which prohibit submitting false claims for payment to the state or, in some states, to other commercial payers.

Government investigations of clinical laboratories have been ongoing for a number of years and are expected to continue in the future. When we submit bills for our services to third‑party payers, we must follow complex documentation, coding and billing rules which are based on federal and state laws, rules and regulations, various government publications, and on industry practice. A large number of laboratories have entered into substantial settlements with the federal and state governments for alleged noncompliance under these laws and rules. Private payers have also brought civil actions against laboratories which have resulted in substantial judgments. Failure to follow these rules could result in potential civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. For example, there are various state and federal laws and rules regulating laboratory billing practices, such as prohibiting a clinical laboratory from charging a higher price for tests ordered by a physician and provided by a third party (anti-markup rules) as well as requiring direct billing of certain laboratory services by the laboratory performing the tests instead of allowing the laboratory to bill the ordering clinician for the test (direct billing rules).

We submit thousands of claims for Medicare and other payments and we cannot guarantee that there have not been errors in our claims, or in Clarient’s claims. While we maintain a robust compliance program that includes consistent, detailed review of our documentation, coding and billing practices, the rules are frequently vague, complex, and continually changing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

The failure to comply with significant government regulation and laboratory operations may subject us to liability, penalties or limitation of operations.

As discussed in the Government Regulation section of our business description contained in this report, we are subject to extensive state and federal regulatory oversight. Specifically, our laboratories must satisfy federal requirements under the Clinical Laboratory Improvements Amendments to maintain the appropriate CLIA Certificate for all testing performed at the lab. Additionally, most states have adopted various laws and regulations setting standards for laboratories performing clinical laboratory testing and requiring laboratories to obtain and maintain a state laboratory license prior before the laboratory is authorized to perform testing. These state licensure laws often address permissible and prohibited practices involving telehealth and telepathology.

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

Upon periodic inspection or survey, our laboratory locations may be found to be non-compliant with CLIA requirements or with applicable licensure or certification laws. The sanctions for failure to comply with CLIA, state licensure requirements, or other applicable laws and regulations could include the suspension, revocation, or limitation of the right to perform clinical laboratory services or receive compensation for those services, as well as the requirement to enter into a corrective action plan to monitor compliance, and the imposition of civil or criminal penalties or administrative fines. In addition, any new legislation or regulation or the application of existing laws and regulations in ways that we have not anticipated could have a material adverse effect on our business, results of operations and financial condition.

Existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical laboratories, and their referral sources, including physicians, hospitals and other laboratories. Certain of these laws, known as the “anti-kickback laws” and the “Stark Law”, contain extremely broad proscriptions. Violation of these laws may result in criminal penalties, exclusion from participation in the Medicare, Medicaid, and other federal healthcare programs, and significant civil monetary penalties, as well as False Claims Act liability. We seek to structure our arrangements with physicians and other clients to be in compliance with the anti-kickback laws, Stark Law and similar state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel and review of the annual OIG Work Plan identifying targeted issues. We cannot guarantee, however, that government authorities will not take a contrary view and impose civil monetary penalties and exclude us based on our arrangements with physicians and other clients.

The federal Civil Monetary Penalties Law (“federal CMP Law”) imposes civil monetary penalties and exclusion from Medicare and Medicaid programs on any person who offers or transfers remuneration to any patient who is a Medicare or Medicaid beneficiary, when the person knows or should know that the remuneration is likely to induce the patient to receive medical services from a particular provider. The federal CMP Law applies, among other things, to many kinds of inducements or benefits provided to patients, including complimentary items, services or transportation that are of more than a nominal value. We have structured our operations and provision of services to patients in a manner that we believe complies with the law and its interpretation by government authorities. We cannot guarantee, however, that government authorities will not take a contrary view and impose civil monetary penalties and exclude us for past or present practices.

Furthermore, HIPAA, the HITECH Act, and associated regulations and similar state laws contain provisions that require the electronic exchange of health information, such as claims submission and receipt of remittances, using standard transactions and code sets (“Standards”) and regulate the use and disclosure of patient records and other Protected Health Information (“PHI”). These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to many healthcare providers, including physicians and clinical laboratories. Although we believe we are in material compliance with the Standards, Security and Privacy rules under HIPAA and the HITECH Act and state privacy and security laws, a failure to comply with these laws could have a material adverse effect on our business, results of operations and financial condition and subject us to liability. Additionally, the amendments to HIPAA in the HITECH Act provide that the state Attorneys General may bring an action against a covered entity, such as us, for a violation of HIPAA.

The failure to comply with physician self‑referral laws may subject us to liability, penalties or limitation of operations

We are subject to the federal Stark Law, as well as similar state statutes and regulations, which prohibit payments for certain health care services (“designated health services” or “DHS”) rendered as a result of referrals by physicians to DHS entities with which the physicians (or immediate family members) have a financial relationship. A “financial relationship” includes both an ownership interest and/or a compensation arrangement with a physician, both direct and indirect, and DHS includes, but is not limited to, laboratory services. The Stark Law prohibits an entity that receives a prohibited DHS referral from seeking payment from Medicare for any DHS services performed as a result of such a referral, unless an arrangement is carefully structure to satisfy every requirement of a regulatory exception. The Stark Law is a strict liability statute, and thus any technical violation requires repayment of all “tainted” referrals, regardless of the intent. Penalties for violating the Stark Law may include the denial of payment to an entity for the impermissible provision of DHS, the requirement to refund any amounts collected in violation of the Stark Law, and civil monetary penalties of up to $15,000 for each violation and $100,000 for each circumvention arrangement or scheme. Other implications of a Stark Law violation may include criminal penalties, exclusion from Medicare and Medicaid programs, and potential False Claims Act liability, including via “qui tam” action.

Further, many states have promulgated self‑referral laws and regulations similar to the federal Stark Law, but these vary significantly based on the state. In addition to services reimbursed by Medicaid or government payers, often these state laws and regulations can encompass services reimbursed by private payers as well. Penalties for violating state self-referral laws and regulations vary based on the state, but often include civil and criminal penalties, exclusion from Medicaid, and loss of licenses.

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

Our financial arrangements with physicians are governed by the federal Stark Law, and we rely on certain exceptions to the Stark Law with respect to such relationships. While we believe that our financial relationships with physicians and referral practices are in compliance with applicable laws and regulations, we cannot guarantee that government authorities would agree. If we are found by the government to be in violation of the Stark Law, we could be subject to significant penalties, including fines as specified above, exclusion from participation in government and private payer programs and requirements to refund amounts previously received from government. Further, as our operations expand into new states and jurisdictions, we must continually evaluate whether our relationships with physicians comply with that jurisdiction’s laws. This may require structural and organizational modifications to our relationships with physicians which could adversely affect our results of operations and financial condition.

The failure to comply with Anti-Kickback laws may subject us to liability, penalties or limitation of operations

We are subject to the federal Anti-Kickback Statute (“federal AKS”), as well as similar state statutes and regulations, which prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The federal AKS defines remuneration to include anything of value, in cash or in kind, and thus can implicate financial relationships including payments not commensurate with fair market value, such as in the form of space, equipment leases, professional or technical services or anything else of value.

The federal AKS is an “intent‑based” statute, meaning that a violation occurs when one or both parties intend the remuneration to be in exchange for or to induce referrals. Violations of the federal AKS may result in substantial civil or criminal penalties, including criminal fines of up to $25,000, imprisonment of up to five years, civil penalties under the federal CMP Law of up to $50,000 for each violation, plus three times the remuneration involved, civil penalties under the federal False Claims Act of up to $11,000 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicare and Medicaid programs. If we face these penalties or the participation exclusion, it could significantly reduce our revenues and could have a material adverse effect on our business.

Further, most states have adopted similar anti-kickback laws prohibiting the offer, payment, solicitation or receipt of remuneration in exchange for referrals, and typically impose criminal and civil penalties as well as loss of licenses. Some of these state laws apply to items and services paid for by private payers as well as to government payers. In addition, many states have adopted laws prohibiting the splitting or sharing of fees between physicians and non‑physicians, as well as between treating physicians and referral sources. We believe our arrangements with physicians comply with the federal AKS, and state anti-kickback and fee‑splitting laws of the states in which we operate, however, if government regulatory authorities were to disagree, we could be subject to civil and criminal penalties, and be required to restructure or terminate our contractual and other arrangements with physicians. This could result in a loss of revenue and have a material adverse effect on our business.

Some states have also adopted laws prohibiting the corporate practice of medicine, or prohibiting business corporations from employing physicians or engaging in activities considered to be the “practice of medicine.” In these states, we rely on service agreements with physicians and/or professional associations owned by physicians, to perform needed professional pathology services. We cannot assure you that a physician or physician’s professional organization will not seek to terminate an agreement with us on any basis, nor can we assure you that governmental authorities in those states will not seek termination of these arrangements on the basis of state laws prohibiting the corporate practice of medicine.

A failure to comply with governmental payer regulations could result in our being excluded from participation in Medicare, Medicaid or other governmental payer programs, which would decrease our revenues and adversely affect our results of operations and financial condition.

Tests which are reimbursed by Medicare and other Government payers (for example, State Medicaid programs) accounted for approximately 21%, 20% and 25% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively. We anticipate that the acquisition of Clarient will lower our Medicare mix slightly moving forward.  The Medicare program imposes extensive and detailed requirements on diagnostic service providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit claims for reimbursement and how we provide specialized diagnostic laboratory services. Further, we are prohibited from contracting with any individuals or entities who have been excluded from participation in Medicare or Medicaid and are listed on the OIG’s List of Excluded Individuals and Entities List. Contracting with excluded individuals or entities, such as hiring an excluded person or contracting with an excluded vendor, can result in significant penalties.

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

Our failure to comply with applicable Medicare, Medicaid and other governmental payer rules could result in our inability to participate in a governmental payer program, an obligation to repay funds already paid to us for services performed, civil monetary penalties, criminal penalties, False Claims Act liability and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payer program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.

Failure to comply with the HIPAA Privacy, Security and Breach Notification Regulations may increase our operational costs.

The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of PHI by certain entities including health plans and health care providers, and set standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including, for example, the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient; a patient’s right to access, amend and receive an accounting of certain disclosures of PHI; the content of notices of privacy practices describing how PHI is used and disclosed and individuals’ rights with respect to their PHI; and implementation of administrative, technical and physical safeguards to protect privacy and security of PHI. Recent revisions to HIPAA allow patients the option to obtain certain of their test reports directly from the laboratory, instead of learning the results from the ordering physician. We have implemented policies and procedures to comply with the HIPAA privacy and security laws and regulations. The privacy regulations establish a uniform federal standard but do not supersede state laws that may be more stringent. Therefore, we are required to comply with both federal privacy and security regulations and varying state privacy and security laws and regulations. The federal privacy regulations restrict our ability to use or disclose certain individually identifiable patient health information, without patient authorization, for purposes other than payment, treatment or health care operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations.

The HITECH Act and its implementing regulations also require healthcare providers like us to notify affected individuals, the Secretary of the U.S. Department of Health and Human Services, and in some cases, the media, when PHI has been breached as defined under and following the requirements of HIPAA. Many states have similar breach notification laws. In the event of a breach, we could incur operational and financial costs related to remediation as well as preparation and delivery of the notices, which costs could be substantial. Additionally, HIPAA, the HITECH Act, and their implementing regulations provide for significant civil fines, criminal penalties, and other sanctions for failure to comply with the privacy, security, and breach notification rules, including for wrongful or impermissible use or disclosure of PHI. Although the HIPAA statute and regulations do not expressly provide for a private right of action for damages, we could incur damages under state laws to private parties for the wrongful or impermissible use or disclosure of confidential health information or other private personal information. Additionally, amendments to HIPAA provide that the state Attorneys General may bring an action against a covered entity, such as us, for a violation of HIPAA. We insure some of our risk with respect to HIPAA security breaches although there could be operational costs associated with HIPAA breaches above our insured limits.

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

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

We are subject to security risks which could harm our operations.

HIPAA and the HITECH Act imposed additional requirements, restrictions and penalties on covered entities and their business associates to, among other things, deter breaches of security. As a result, the remedial actions required, the reporting requirements, and sanctions for a breach are stringent.  Our electronic health records system is periodically modified to meet applicable security standards. Despite the implementation of various security measures by us, our infrastructure may be vulnerable to computer viruses, break-ins and similar disruptive problems caused by our clients or others, which could lead to interruption, delays or cessation in service to our clients. Further, such incidents, whether electronic or physical could also potentially jeopardize the security of confidential information, including PHI stored in our computer systems as it relates to clients, patients, and other parties connected through us, which may deter potential clients and give rise to uncertain liability to parties whose security or privacy has been infringed. A significant security breach could result in fines, loss of clients, damage to our reputation, direct damages, costs of repair and detection, costs to remedy the breach, and other expenses. We insure some of our risk with respect to security breaches but the occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations and financial condition.

Clinicians or patients using our services may sue us, and our insurance may not sufficiently cover all claims brought against us, which will increase our expenses.

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

Further, non-compliant activities and unlawful conduct by sales and marketing personnel could give rise to significant risks under the federal AKS. We require extensive, comprehensive training of all sales and marketing personnel, but cannot guarantee that every staff member will comply with the training. Thus, in addition to the cost of training sales and marketing personnel, we could face liability under the Anti-Kickback Statute for non-compliance by individuals engaged in prohibited sales and marketing activities.

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

Performance issues, service interruptions or price increases by our shipping carrier could adversely affect our business, results of operations and financial condition, and harm our reputation and ability to provide our specialized diagnostic services on a timely basis

Expedited, reliable shipping is essential to our operations. One of our marketing strategies entails highlighting the reliability of our point-to-point transport of patient samples. We rely heavily on a single provider of transport services, FedEx (“the Carrier”), for reliable and secure point-to-point transport of patient samples to our laboratory and enhanced tracking of these patient samples. Should the Carrier encounter delivery performance issues such as loss, damage or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions by delivery services we use would adversely affect our ability to receive and process patient samples on a timely basis. If the Carrier or we were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient samples. There are only a few other providers of such nationwide transport services, and there can be no assurance that we will be able to enter into arrangements with such other providers on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our specialized diagnostic services. Even if we were to enter into an arrangement with such provider, there can be no assurance that they will provide the same level of quality in transport services currently provided to us by the Carrier. If the new provider does not provide the required quality and reliable transport services, it could adversely affect our business, reputation, results of operations and financial condition.

We use biological and hazardous materials that require considerable expertise and expense for handling, storage or disposal and may result in claims against us

We work with hazardous materials, including chemicals, biological agents and compounds, blood samples and other human tissue that could be dangerous to human health and safety or the environment. Our operations also produce hazardous and bio hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair business efforts. If we do not comply with applicable regulations, we may be subject to fines and penalties. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Our general liability insurance and/or workers’ compensation insurance policy may not cover damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our operations could be suspended or otherwise adversely affected.

Risks Relating to Our Common Stock

We are subject to agreements with certain of our stockholders that govern the election of certain members of our board of directors.

We and certain of our stockholders are parties to agreements that, among other things, give such stockholders the right to designate directors to our Board of Directors.  GE Medical is entitled to designate for nomination one director for election, and Aspen has the right to elect three out of the ten directors authorized for our Board of Directors and to nominate one mutually acceptable independent director.  Accordingly, it is anticipated that GE Medical and Aspen will continue to have the ability to effectively elect a substantial number of the members of our Board of Directors.

As a result of the Acquisition, GE Medical has a significant influence over us and actions requiring general stockholder approval.

As a result of the Acquisition, GE Medical owns approximately 32.8% of our total voting power based on the number of shares of common stock outstanding as of March 9, 2016.  This percentage may increase upon the conversion of shares of Series A Preferred Stock (including any additional shares of Series A Preferred Stock issued as payment-in-kind dividends into common stock) if such preferred stock is not first redeemed.  In connection with the Acquisition, we increased the size of our board of directors from eight to ten with one of the vacancies created by such increase filled by a director selected for appointment to the Board of Directors by GE Medical.  In addition, the Investor Board Rights, Lockup And Standstill Agreement with GE Medical contains certain rights in favor of GE Medical, including requiring GE Medical’s approval before we can further increase the size of our Board of Directors and providing GE Medical with the right to participate in future rights offerings to our current stockholders as if the Series A Preferred Stock issued to GE Medical had been converted into shares of common stock.  The terms of the Series A Preferred Stock issued to GE Medical provide that, without GE Medical’s consent, we may not, among other things, repurchase outstanding shares of our common stock, or engage in certain other transactions.

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

As a result, GE Medical will have significant influence over matters requiring stockholder approval, including future amendments to our Amended and Restated Articles of Incorporation or other significant or extraordinary transactions.  GE Medical’s interests may differ from the interests of our other shareholders with respect to certain matters.

In addition, having GE Medical as a significant stockholder may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding shares of common stock or control of the Board of Directors through a proxy solicitation.

Future sales of our common stock by GE Medical, or the perception that such sales may occur, could cause our stock price to decline.

The shares of common stock we issued to GE Medical as consideration in the Acquisition are restricted, but GE Medical may sell such shares under certain circumstances.  Under the Investor Board Rights, Lockup and Standstill Agreement, GE Medical’s ability to sell its shares of our common stock is limited for the specified lockup period, subject to volume limitations under Rule 144 under the Securities Act of 1933 and other exceptions.  Furthermore, under the Registration Rights Agreement with GE Medical we are required to file, upon expiration of a lockup period, a registration statement for the resale of common stock by GE Medical, which registration statement when declared effective will allow GE Medical to sell a significant number of shares of our common stock in a short period of time.  The sale of a substantial number of shares of our common stock by GE Medical or our other stockholders or the perception that such sales may occur could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

We currently do not expect to pay any cash dividends and the price of our stock may not appreciate.

We do not anticipate paying dividends on our common stock in the foreseeable future. Rather, we plan to retain earnings, if any, for the operation and expansion of our business.  If we do not pay dividends, the price of our common stock must appreciate for you to recognize a gain on your investment upon sale. This appreciation may not occur.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

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

The price of our common stock may fluctuate significantly.

The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, the per share price of our common stock traded on the NASDAQ Capital Market ranged from $2.95 to $8.48 for the period from January 1, 2014 to December 31, 2015. The price of our common stock could fluctuate significantly for many reasons, including the following:

•	future announcements concerning us or our competitors;
•	regulatory developments and enforcement actions bearing on advertising, marketing or sales;
•	reports and recommendations of analysts and whether or not we meet the milestones and metrics set forth in such reports;
•	gaining or losing large customers or managed care plans;

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

•	introduction of new products or services;
•	acquisition or loss of significant manufacturers, distributors or suppliers or an inability to obtain sufficient quantities of materials needed to provide our services;
•	quarterly variations in operating results;
•	business acquisitions or divestitures;
•	changes in governmental or third-party reimbursement practices and rates; and fluctuations in the economy, political events or general market conditions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We operate a regional network of laboratories. Our corporate office and all our laboratory facilities are leased and we believe that they are sufficient to meet our needs at existing volume levels and that, if needed, additional space will be available at a reasonable cost. The following table summarizes our facilities by type and location:

Location	Purpose	Square Footage
Aliso Viejo, California	Laboratory, and administrative offices	78,365
Fort Myers, Florida	Corporate headquarters and laboratory	49,014
Irvine, California	Laboratory	26,105
Houston, Texas	Laboratory	24,330
West Sacramento, California	Laboratory	13,219
Tampa, Florida	Laboratory	5,875
Nashville, Tennessee	Laboratory	5,400
Fresno, California	Laboratory	2,541
Plantation, Florida	Courier office	500

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business. No material proceedings were terminated in the fourth quarter of 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

NEOGENOMICS, INC.

PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “NEO”. Set forth below is a table summarizing the high and low sales price per share for our common stock during the periods indicated.

	High Sales Price	Low Sales Price
2015
4th Quarter 2015	$8.48	$5.53
3rd Quarter 2015	7.22	5.05
2nd Quarter 2015	5.90	4.14
1st Quarter 2015	5.04	3.33
2014
4th Quarter 2014	$5.81	$3.96
3rd Quarter 2014	6.10	3.34
2nd Quarter 2014	3.80	2.95
1st Quarter 2014	4.69	3.17

The above table is based on a report provided by the NASDAQ Capital Markets and the OTC Markets Group, Inc. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions. All historical data was obtained from the www.nasdaq.com web site.

Holders of Common Stock

As of March 9, 2016, there were 514 stockholders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance operations and future growth and therefore we do not anticipate paying any cash dividends in the foreseeable future.  Our financing arrangements contain certain restrictions on our ability to pay dividends on our common stock. In addition, the Certificate of Designations governing the Series A Convertible Preferred Stock that we issued in December 2015 restricts us from declaring and paying certain dividends on our common stock without the prior written consent of Holders of a majority of the shares of Series A  Convertible Preferred Stock.  In addition, Holders of Series A Convertible Preferred Stock shall be entitled to a proportionate share of any distributions as though they were the holders of the number of shares of common stock into which their shares convert into.

NEOGENOMICS, INC.

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Equity Compensation Plan Information

The following table summarizes the securities authorized for issuance under equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”)	4,526,506	$3.31	4,081,940	(d)
Employee Stock Purchase Plan (“ESPP”)	—	N/A	339,958
Equity compensation plans not approved by security holders (a), (b), (c)	1,450,000	$1.61	—
Total	5,976,506	$2.90	4,081,940

(a)

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

(b)

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

(c)

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

(d)

The Company’s Equity Incentive Plan was amended and restated on April 16, 2013 and subsequently approved by a majority of shareholders.  The plan allowed for the issuance of an aggregate number of shares of up to 7,000,000.  The plan was further amended on May 4, 2015 and subsequently approved by shareholders to allow for an additional 2,500,000 shares bringing the maximum aggregate number of shares reserved and available for issuance to 9,500,000.  The plan was most recently amended and restated on December 21, 2015 and subsequently approved by shareholders, increases the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the Amended Plan to 12,500,000.

Currently, the Company’s Equity Incentive Plan, as amended and restated on December 21, 2015 and the Company’s ESPP as Amended and Restated, dated April 16, 2013 are the only equity compensation plans in effect.

Recent Sales of Unregistered Securities

On December 30, 2015 we issued 15,000,000 shares of common stock and 14,666,667 shares of Series A Convertible Preferred Stock to GE Medical in connection with the acquisition of Clarient, Inc., and we entered into a registration rights agreement in order to establish certain rights and restrictions related to the registration of the shares.  See Notes D and G to our financial statements.

NEOGENOMICS, INC.

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Comparison of Cumulative Five Year Total Return

We have presented below the cumulative total return to our stockholders of $100 during the period from December 31, 2010, through December 31, 2015 in comparison to the cumulative return on the S&P 500 Index and a customized peer group of 7 publicly traded companies during that same period. The peer group is made up of Cancer Genetics, Inc., Enzo Biochem, Inc., Genomic Health, Inc., Foundation Medicine, Laboratory Corporation of America Holdings, Myriad Genetics, Inc., and Quest Diagnostics, Inc. Several of NeoGenomics closest competitors are part of large pharmaceutical or other multi-national firms, or are privately held and as such we are unable to get financial information for them.

The results assume that $100 (with reinvestment of all dividends) was invested in our common stock, the index and in the peer group and its relative performance tracked through December 31, 2015. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock. The performance graph set forth above shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent that we specifically incorporate such information by reference therein.

NEOGENOMICS, INC.

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

The historical consolidated financial data for the years ended December 31, 2015, 2014, and 2013 (Statement of Operations Data and Other Cash Data) has been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The historical consolidated financial data (Statement of Operations Data and Other Cash Data) for the years ended December 31, 2012 and 2011 has been derived from our audited consolidated financial statements, which are not included in this Annual Report. The historical consolidated financial data as of December 31, 2015 and 2014 (Balance Sheet Data) has been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The historical consolidated financial data as of December 31, 2013, 2012 and 2011 has been derived from our audited consolidated financial statements, which are not included in this Annual Report.

We believe that the comparability of our financial results between the periods presented in the table below is significantly impacted by factors which are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2015 (1)	2014 (2)	2013	2012	2011
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$99,802	$87,069	$66,467	$59,867	$43,484
Cost of revenue	56,046	46,355	34,730	33,031	24,056
Gross profit	43,756	40,714	31,737	26,836	19,428
Operating expenses	49,391	38,496	28,563	25,625	19,837
Income (loss) from operations	(5,635)	2,218	3,174	1,211	(409)
Interest and other income (expense)	1,146	(929)	(989)	(1,146)	(768)
Provision (benefit) for income taxes	(1,954)	157	152	—	—
Net income (loss)	(2,535)	1,132	2,033	65	(1,177)
Deemed dividends on preferred stock	40	—	—	—	—
Amortization of preferred stock beneficial conversion feature	82	—	—	—	—
Net income (loss) due to common stockholders	$(2,657)	$1,132	$2,033	$65	$(1,177)
Net income (loss) per common share – Basic	$(0.04)	$0.02	$0.04	$0.00	$(0.03)
Net income (loss) per share – Diluted	$(0.04)	$0.02	$0.04	$0.00	$(0.03)
Other Cash Data:
Net cash – operating activities	$6,393	$9,450	$2,227	$(492)	$69
Net cash – investing activities	$(75,155)	$(9,602)	$(2,011)	$(3,652)	$(897)
Net cash – financing activities	$58,493	$29,007	$2,750	$3,384	$2,359

(1)	Reflects the acquisition of Clarient in December 2015.
(2)	Reflects the acquisition of Path Logic in July 2014.

NEOGENOMICS, INC.

ITEM 6. SELECTED FINANCIAL DATA (Continued)

	As of December 31,
	2015 (1)	2014 (2)	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Current assets	$99,028	$58,742	$27,491	$18,581	$13,178
Property and equipment	34,577	15,082	9,694	8,607	6,642
Intangible assets	87,800	4,212	2,577	2,800	—
Goodwill	146,421	2,929	—	—	—
Other assets	129	141	154	83	129
Total assets	$367,955	$81,106	$39,916	$30,071	$19,949
Current liabilities	$40,058	$14,623	$14,323	$17,758	$11,444
Long-term liabilities	89,785	6,078	3,882	3,097	2,608
Total liabilities	129,843	20,701	18,205	20,855	14,052
Series A Redeemable Convertible Preferred stock	28,602	—	—	—	—
Stockholders’ equity	209,510	60,405	21,711	9,216	5,897
Total liabilities preferred stock and stockholders’ equity	$367,955	$81,106	$39,916	$30,071	$19,949
Working Capital	$58,970	$44,119	$13,168	$823	$1,734

(1)	Reflects the acquisition of Clarient in December 2015.
(2)	Reflects the acquisition of Path Logic in July 2014.

NEOGENOMICS, INC.

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

Our Company

NeoGenomics, Inc. is a high-complexity CLIA-certified clinical laboratory that specializes in cancer genetics diagnostic testing. The Company's testing services include cytogenetics, fluorescence in-situ hybridization (FISH), flow cytometry, immunohistochemistry, anatomic pathology and molecular genetic testing.  Headquartered in Fort Myers, FL, NeoGenomics has laboratories in Aliso Viejo, Irvine, Fresno and West Sacramento, CA; Tampa and Fort Myers, FL; Houston, TX and Nashville, TN.  NeoGenomics services the needs of pathologists, oncologists, other clinicians and hospitals throughout the United States.

2015 Overview and Highlights

•

On December 30, 2015, we completed the acquisition of Clarient, Inc. and its wholly owned subsidiary Clarient Diagnostic Services, Inc., a leading provider of cancer focused genetic testing services from GE Medical for approximately $249.5 million in cash, common and preferred stock. Although the acquisition did not significantly affect revenues or margins for the year ended 2015, we incurred approximately $63.1 million of debt (net of debt issue costs) and issued 15 million shares of common stock, and approximately 14.7 million shares of Series A Preferred Stock to effect the acquisition.  As a result of th e acquisition, on a fully diluted basis, GE Medical owns approximately 32% of the Company and is entitled to appoint a director to the Company’s Board.

•

We increased test volume by over 25% in our base business for 2015 compared to 2014 and overall volume growth of 34% as we continue to take market share. Base business excludes the effects of the acquisition of Path Logic in July 2014.

•

We had a net loss of approximately ($2.5) million compared to net income of $1.1 million for the year ended December 31, 2015 compared to 2014 primarily due to the $4.7 million in acquisition related costs expensed in 2015 and also due to significant FISH reimbursement cuts by CMS in 2015 as compared to 2014.  CMS has reset the rates for FISH testing in 2016 and has put into place significant increases for the technical component of FISH testing.

•

We entered into a national group purchasing agreement with Premier, Inc. Premier is a leading healthcare improvement company uniting an alliance of approximately 3,600 U.S. hospitals and 120,000 other providers, and is widely recognized as operating one of the largest healthcare group purchasing organizations in the United States

•	We launched over 70 new or enhanced tests during 2015 and continue to have one of the world’s leading testing menus

•	We expanded our offering of liquid biopsy tests and now offer 16 different liquid biopsy tests or test panels

•	We reduced the cost per requisition in the combined business by 10%

Company Outlook

We have developed a company-wide focus for 2016 which includes the following four critical success factors:

•	We will create a “one company culture.” We will accomplish this by building a world class team, engaging our people, measuring our progress and making continuous improvements
•	We will integrate for success by working to retain all clients, fully integrating our companies, ensuring uniform service and realizing cost savings across all departments

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

•	We will drive profitable growth by working to gain market share, growing our biopharma business and developing new tests and services
•	We will continuously innovate by offering the most comprehensive test menu, improving the reporting and analysis for our physicians, patients and customers and developing future innovation strategies.

These critical success factors have been communicated throughout our company, we have structured departmental goals around these factors and have created employee incentive plans in which every employee will have a meaningful incentive for our success.

We will leverage the synergies obtained through the acquisition of Clarient to expand our market share, increase revenues and realize cost savings.  We expect significant increases in both revenues and adjusted EBITDA as a result of the acquisition.  We expect improved profitability for each quarter in 2016 as our integration progresses.  We expect to realize at least $6 million in cost synergies in 2016 and we expect that additional synergies will be realized that extend well beyond 2016.

Revenue growth continues to be a focus area.  The 2016 reimbursement rate increases made by the Centers for Medicare and Medicaid Services (CMS) will help to stabilize and improve revenue per test for the first time in six years.  We plan to continue our focus on managed care and large purchasing group contracting as we gain market share.

Innovation and changes in science and technology will lead to new therapeutic and diagnostic tests.  Our Company will strive to lead in innovation with continued expansion of our test menu for oncology and expansion of liquid biopsy tests including the prostate cancer test.

We believe lower cost and increased value of testing is extremely important to the healthcare industry and creates a competitive advantage for our company.  We will invest in information technology, automation and best practices to continually drive down the cost of testing.  We will continue to expand our test menu and remain at the forefront of the ongoing revolution in cancer related genetic and molecular testing to achieve our vision of becoming the world’s leading cancer testing and information company.

Regulatory Environment

The FDA has been considering changes which may include increased regulation of laboratory-developed tests.  These changes could impact the laboratory testing industry and our business, as further described the discussion of Government Regulations in Item 1.  In October 2014, the FDA announced its proposed framework and timetable.  However, at this point the FDA has not released a proposed rule, and it is anticipated that there would be a comment period related to such a significant change.  The FDA has indicated that there will be a “phase in” period that in some instances will take as long as nine years.  There may be legal challenges to the FDA, which also could impact the timing of any rule changes or regulations.

The Medicare Physician Fee Schedule (PFS) established under Part B of the Medicare program has been subject to changes.  Each year the CMS reviews the test codes on the PFS and re-evaluates reimbursement for each code.  CMS does allow for a comment period for proposed changes, and then implements what is known as a final-rule by the end of October of each year.  This final-rule sets the pricing of the PFS for the following year and typically does not change until the next yearly cycle.  CMS has now revalued the Company’s most significant PFS codes over the last four years.  However we cannot predict what CMS’s future course of action will be with respect to the PFS.

Acquisition of Clarient, Inc.

On December 30, 2015, NeoGenomics, Inc. acquired from GE Medical Holding AB (“GE Medical”) all of the issued and outstanding shares of common stock of Clarient, Inc., a wholly owned subsidiary of GE Medical for a purchase price consisting of cash consideration of approximately $74.0 million, 15,000,000 shares of NeoGenomics’ common stock with a fair value of $102.5 million, and 14,666,667 shares NeoGenomics’ Series A convertible preferred stock with a fair value of $73.8 million.

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The Clarient acquisition will allow NeoGenomics to broaden its offering of innovative cancer diagnostic tests to hospitals and physicians across the country, and to accelerate its growth in the fast-growing worldwide market for pharmaceutical clinical trials and research.  Clarient was a leader in the field of immunohistochemistry and digital imaging, as well offering a broad array of cancer genetic tests. The complementary product offerings and expanded geographical reach of the combined companies are expected to provide customers with substantial benefits and create a significantly larger and more diversified provider of precision oncology diagnostics.

Clarient's outstanding pathology services and capabilities in the analysis of solid tumor cancers of the breast, colon and lung are highly complementary to NeoGenomics' molecular testing services and extensive expertise in testing for hematologic cancers.  Hospital, physician, and pharmaceutical industry clients will benefit from the combined company's ability to offer a wider range of world-class tests, closer geographical access to services, and enhanced service capabilities.   The acquisition is expected to allow the combined company to further leverage its existing laboratory facilities and infrastructure to drive productivity improvements and lower operating costs.

The Company is in the process obtaining third-party valuations of its tangible and intangible assets and in the process of obtaining information necessary to measure the remaining assets acquired and liabilities assumed; thus, the provisional measurements of current assets, property, plant and equipment, intangible assets, goodwill, current liabilities, net deferred tax liabilities and long-term liabilities are subject to change.

Operating Segment

The Company views its operations and manages its business as one operating segment, which is our Laboratory Testing Segment.  This segment delivers testing services to hospitals, pathologists, oncologists, other clinicians and researchers. At December 31, 2015, our revenue was generated in the United States, all of our services were provided within the United States and all of our assets were located in the United States.

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

Our critical accounting policies are those where we have made difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

•	Revenue Recognition
•	Accounts Receivable and Allowance for Doubtful Accounts
•	Intangible Assets
•	Stock Based Compensation
•	Deferred taxes

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Revenue Recognition

The Company recognizes revenues when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured.

The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent and revenues are recognized once the diagnostic services have been performed, and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. The Company reports revenues from contracted payers, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. The Company reports revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount estimated to be collected from non-contracted payers is recorded as a contractual allowance to arrive at the reported net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate. The Company records revenues from patient pay tests net of a large discount and as a result recognizes minimal revenue on those tests. The Company regularly reviews its historical collection experience for non-contracted payers and adjusts its expected revenues for current and subsequent periods accordingly. The following table reflects our estimate of the breakdown of net revenue by type of payer for the fiscal years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Medicare and other government	21%	20%	25%
Commercial insurance	21%	27%	25%
Client direct billing	55%	50%	43%
Patient and year-end accrual	3%	3%	7%
Total	100%	100%	100%

Our proportion of client direct billing has increased due to the expiration of the “TC-Grandfather clause” in July 2012, which shifted the billing for the technical component of certain anatomic pathology services away from Medicare and directly to hospitals.  More payers including private commercial insurances and Medicare Advantage plans have followed Medicare’s lead and are practicing “consolidated payment” or “bundled payment” models where they pay the hospitals a lump sum, which is intended to include laboratory testing.  This reflects an increase in the amount of risk sharing that CMS and other private payers are encouraging providers such as hospital systems to undertake.  We anticipate a gradual increase in the percentage of client direct billing over the coming years.

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

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following tables present the dollars and percentage of the Company’s gross accounts receivable from customers outstanding by aging category at December 31, 2015 and 2014:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

(In thousands)

December 31, 2015

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$14,135	26%	$5,582	10%	$3,393	7%	$2,156	4%	$3,927	7%	$29,193	54%
Commercial insurance	2,260	4%	2,233	4%	1,641	3%	1,314	3%	4,005	7%	11,453	21%
Medicaid	98	0%	113	1%	72	0%	59	0%	64	0%	406	1%
Medicare	1,552	3%	1,193	2%	982	2%	772	1%	1,817	4%	6,316	12%
Private pay	17	0%	8	0%	14	0%	11	0%	3	0%	53	0%
Unbilled revenue	4,957	10%	718	1%	151	0%	82	0%	373	1%	6,281	12%
Total	$23,019	43%	$9,847	18%	$6,253	12%	$4,394	8%	$10,189	19%	$53,702	100%

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

(In thousands)

December 31, 2014

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$3,706	15%	$3,212	13%	$1,639	7%	$1,018	4%	$2,347	9%	$11,922	48%
Commercial insurance	826	4%	719	3%	767	3%	748	3%	3,763	15%	6,823	28%
Medicaid	15	0%	4	0%	11	0%	23	0%	340	2%	393	2%
Medicare	720	3%	927	4%	727	3%	327	1%	1,263	5%	3,964	16%
Private pay	27	0%	24	0%	29	0%	20	0%	159	1%	259	1%
Unbilled revenue	1,294	5%	—	0%	—	0%	—	0%	—	0%	1,294	5%
Total	$6,588	27%	$4,886	20%	$3,173	13%	$2,136	8%	$7,872	32%	$24,655	100%

The following table represents our allowance balances at each balance sheet date presented and that allowance as a percentage of gross accounts receivable ($ in thousands):

	December 31,
	2015	2014	$ Change
Allowance for doubtful accounts	$4,759	$4,180	$579
As a % of total accounts receivable	8.9%	17.0%

For the year ended December 31, 2015 our allowance for doubtful accounts increased $579 thousand as compared to the year ended December 31, 2014. While the allowance in dollars increased slightly, as a percentage of total accounts receivable, our allowance decreased by 8.9%.  This percentage decrease is attributed to the fact that we had strong cash collections during 2015 and a significant reduction in days-sales-outstanding. The receivables of Clarient are also recorded at fair value as of the acquisition date and thus come over to NeoGenomics with no allowances.  This resulted in less doubtful accounts than in the past based on the aging of our accounts receivable.

Intangible Assets

As a result of the acquisition of Clarient in December 2015, see Note D, we recorded an estimated $84.0 million in intangible assets comprised of $81.0 million in customer relationships amortized over a fifteen year period and $3.0 million in trade name which we are amortizing over a two year period.  We acquired Path Logic in July 2014, see Note D, and recorded $1.93 million in customer relationships as an intangible asset.  We are amortizing these customer relationships over a thirteen year period.

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

These intangible assets had amortization expense of $228,000, $223,000 and $223,000 during the years ended December 31, 2015, 2014 and 2013, respectively and a net book value of approximately $2.1 million, $2.4 million and $2.6 million as of December 31, 2015, 2014 and 2013, respectively. The amortization expense for the Health Discovery licenses is currently included as a research and development expense and the Path Logic customer list is included in general and administrative expense in the consolidated statements of operations. We will continue to record the amortization of customer relationships as a general and administrative expense. We will continue to record the amortization of the Support Vector Machine (SVM) technology, the Laboratory developed tests (LDT) technology and the Flow Cytometry and Cytogenetics technology intangibles as a research and development expense until such time that we have products, services or cost savings directly attributable to these intangible assets that would require that it to be recorded in cost of goods sold.

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. At December 31, 2015, we believe the carrying value of our long-lived assets is recoverable.

Stock Based Compensation

The Company recognizes compensation costs for all share-based payment awards made to employees, non-employee contracted physicians and directors based upon the awards’ initial grant-date fair value.  The fair value of awards to non-employees are then market-to-market each reporting period until vesting criteria are met.

For stock options, the Company uses a trinomial lattice option-pricing model to estimate the fair value of stock option awards, and recognizes compensation cost on a straight-line basis over the awards’ requisite service periods for employees and variably for non-employees due to the market-to-market adjustments at the end of each reporting period. The Company’s periodic expense is adjusted for actual forfeitures.

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

See Note B – Summary of Significant Accounting Policies, Stock-Based Compensation and Note J – Stock Options, Stock Purchase Plan and Warrants in the Notes to Consolidated Financial Statements for more information regarding the assumptions used in our valuation of stock-based compensation.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  We previously established a valuation allowance to fully reserve our net deferred income tax assets as such assets did not meet the more likely than not recognition standard established by ASC Topic 740. As of December 31, 2015, due to an increase of deferred tax liabilities resulting from the acquisition of Clarient Diagnostic Services, Inc., management has determined that sufficient positive evidence exists to conclude that it is more likely than not that additional deferred taxes are realizable and therefore reduced the valuation allowance.

Results of Operations for the year ended December 31, 2015 as compared with the year ended December 31, 2014

The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the years ended December 31,
	2015	2014
NET REVENUE	100.0%	100.0%
Cost of revenue	56.2%	53.2%
GROSS PROFIT	43.8%	46.8%
OPERATING EXPENSES:
General and administrative	33.7%	27.3%
Research and development	4.2%	3.1%
Sales and marketing	11.6%	13.8%
Total operating expenses	49.5%	44.2%
INCOME (LOSS) FROM OPERATIONS	(5.6)%	2.6%
Interest expense, net	0.9%	1.0%
Other (income) expense	(2.0)%	0.1%
Net income (loss) before income taxes	(4.5)%	1.5%
Income taxes (benefit) expense	(2.0)%	0.2%
NET INCOME (LOSS)	(2.5)%	1.3%

Revenue

Our consolidated revenue and requisition metrics for are as follows ($ in thousands, except per test amounts):

	2015	2014 (1)	% Change
Requisitions received (cases)	204,282	152,076	34.3%
Total testing revenue	$99,802	$87,069	14.6%
Average revenue/requisition	$489	$573	(14.7)%

(1)	The Path Logic metrics included in 2014 are for the period from our acquisition on July 8, 2014 through December 31, 2014

Our consolidated 15% year-over-year revenue growth is primarily the result of a broad based increase in the number of new clients as evidenced by the 34% increase in case volume as well as increases in revenues from existing customers as a result of our larger test

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

menu.  A portion of this increase is due to the fact that the 2014 consolidated figures do not include a full year of activity for Path Logic (as Path Logic was acquired on July 8, 2014).  The year-over-year revenue growth in our Base Business (including NeoGenomics Laboratories and Clarient) was 12% for the period and the related increase in case volume for our Base Business was 25%.  Clarient was purchased from GE Medical on December 30, 2015.  The two days of revenue from Clarient accounted for $665,000, which added 0.8% to our consolidated annual revenue growth.

We believe that the increase in revenues are the direct result of our efforts to innovate by developing one of the most comprehensive molecular testing menus in the industry. Our molecular testing menu has also allowed us to up-sell many existing clients which is also helping to drive our growth.  Customers increasingly see us as a one-stop-shop able to handle all of their cancer testing needs.  In addition, we expanded our sales team during 2015 and are seeing the benefit from that expansion.

We believe that the market for our services is growing.  As new tests and new therapies come onto the market a companion diagnostic test often comes onto the market as well.  For example, the new PDL1 test is a result of the introduction of a new immunotherapy drug.  The overall market growth is contributing to our company growth and we believe that we are achieving revenue growth in excess of the growth in the market.

Consolidated average revenue per requisition decreased approximately 15% year-over-year.  This decrease in revenue per test is due to a significant reduction in reimbursement for Fluorescence in-situ Hybridization (“FISH”) testing as a result of changes in the FISH reimbursement structure that were introduced in 2015.  CMS has reset the rates for FISH testing in 2016 and has put into place increases from 69% to 96% for the technical component of FISH testing.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

The consolidated cost of revenue and gross profit metrics for NeoGenomics Inc. are as follows ($ in thousands, except per test amounts):

	For the years ended December 31,
	2015	2014 (1)	$ Change	% Change
Cost of revenue	$56,046	$46,355	$9,691	20.9%
Cost of revenue as a % of revenue	56.2%	53.2%
Gross margin	$43,756	$40,714	$3,042	7.5%
Gross margin as a % of revenue	43.8%	46.8%
Cost of revenue per requisition	$274	$305	$(30.46)	(10.0%)
Gross margin per requisition	$214	$268

(1)	The Path Logic metrics included in 2014 are for the period from our acquisition on July 8, 2014 through December 31, 2014.

Our consolidated cost of revenue increased approximately 21% year-over-year, primarily due to our increase in testing volume.  As a percentage of revenue, costs increased by 3%.   A portion of these changes are due to the fact that the 2014 consolidated figures do not include a full year of activity for Path Logic (as Path Logic was acquired on July 8, 2014).  The year-over-year cost of revenue in our Base Business (including NeoGenomics Laboratories and Clarient) was 15% for the period and the related increase in costs of revenue as a percent of revenue for our Base Business was 1%.

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

We reduced our consolidated costs per requisition by 10% year-over-year which was the result of several factors including:

•

Improved productivity in our laboratory, as we experienced an increase in the amount of tests processed per laboratory FTE (full time equivalent personnel). This was driven by improved capacity planning and utilization along with several process improvements in the laboratory.

•

Our supplies cost as a percentage of revenue declined based on efforts made to reduce price from certain key vendors and efforts by the operations team to more efficiently  utilize supplies and reduce supply waste.  We have also changed vendors and platforms in order to drive down our cost of testing.

Our best practice teams work closely with our information technology team to re-design our systems and processes to improve efficiencies. We continue to focus on improving our laboratory operations in order to continue to drive further improvements in our cost per test. We believe that we will continue to realize a reduction in average cost per requisition in future periods based on the activities of our best practices teams. We expect that the reductions in the average revenue per requisition described in the revenue section above will stabilize and we will see an increase in revenue per test as well as an increase in gross margin as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses are primarily attributable to employee related costs including sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.  Costs also include various marketing related costs such as attending trade shows, advertising and maintaining our web site.

Consolidated sales and marketing expenses for the periods presented are as follows ($ in thousands):

	For the years ended December 31.
	2015	2014	$ Change	% Change
Sales and marketing	$11,562	$11,999	$(437)	(3.6)%
As a % of revenue	11.6%	13.8%

Sales and marketing expenses decreased for the year ended December 31, 2015 as compared to the year ended December 31, 2014.  The decrease in sales and marketing expenses was primarily the result of minor reductions in commissions and personnel related expenditures, partially offset by the fact that the year ended December 31, 2015 includes a full year of Path Logic expenses while 2014 included only the period from July 8, 2014 through December 31, 2014.

We expect our sales and marketing expenses over the long term to increase modestly as our test volumes increase, but to remain stable as a percentage of our overall sales.  In 2016, as we gain synergies from the Clarient acquisition we expect a short-term drop in our sales and marketing expenses as a percentage of sales.

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

Consolidated general and administrative expenses for the periods presented are as follows ($ in thousands):

	For the years ended December 31.
	2015	2014	$ Change	% Change
General and administrative	$33,631	$23,808	$9,823	41.3%
As a % of revenue	33.7%	27.3%

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

General and administrative expenses increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Of this $9.8 million increase, approximately $4.2 million was due to transaction costs associated with completing the Clarient acquisition.  Another $1.6 million of the increase is attributable to non-cash stock based compensation expense as a result of new options issued in 2015 and the 89% increase in NeoGenomics stock price during 2015 had on stock options issued to non-employees, as awards to non-employees that are not vested require marked-to-market adjustments each reporting period.  The increase was also the result of general increases in billing, depreciation, payroll and technology and equipment.  In addition, the year ended December 31, 2015 includes a full year of Path Logic expenses while 2014 included only the period from July 8, 2014 through December 31, 2014.

Bad debt expense decreased approximately $119 thousand or 5% to $2.3 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014.  As a percentage of revenue bad debt expense was 2.3% for the period ended December 31, 2015 compared to 2.7% for the period ended December 31, 2014.

We expect our general and administrative expenses to increase as we add personnel and equity related compensation expenses, increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; incur additional bad debt expense as sales increase and as we continue to expand our physical infrastructure to support our anticipated growth.  However, we anticipate that as a percentage of overall sales we will see a drop in the percentage of general and administrative expense over the coming years.

Research and Development Expenses

Research and development (“R&D”) expenses relate to cost of developing new proprietary and non-proprietary genetic tests as well as costs related to our licensing agreement with Health Discovery Corporation, expenses include amortization of the licensed technology, payroll and payroll related costs, maintenance and depreciation of laboratory equipment, laboratory reagents, probes and supplies.

Stock based compensation, recorded in research and development relates to unvested performance based options and warrants granted to a non-employee in connection with the licensed technology from Health Discovery Corporation.  Because portions of the vesting requirements have not been met, the amount of expense is re-measured at the end of each accounting period.

Consolidated research and development expense for the periods presented are as follows ($ in thousands):

	For the years ended December 31.
	2015	2014	$ Change	% Change
Research and development	$4,198	$2,689	$1,509	56.1%
As a % of revenue	4.2%	3.1%

Excluding stock based compensation of $1.2 million and $250 thousand, research and development expense was approximately $3.0 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively.  The year over year variances in stock based compensation expense are directly related to the fluctuations in our stock price.  During the year ended December 31, 2015, NeoGenomics stock price increased by 89%.  The remaining increase of approximately 25% was due to increases in labor, contract labor and equipment.

We expect our research and development expenses to fluctuate in future quarters because of increases or decreases in our stock price and the corresponding stock based compensation expense for non-employee stock options and warrants. Increases in our stock price result in additional expense and decreases in our stock price can result in recovery of previously recorded expense.  We anticipate research and development expenditures will increase as a percentage of sales as we continue to invest in innovation and bringing new tests to market.

Interest Expense, net and Other Income

Interest expense, net primarily consists of the interest expense we incur on capital lease and debt obligations offset by the interest income we earn on cash deposits. Interest expense, net decreased from $985 thousand for the year ended December 31, 2014 to $854 thousand for the year ended December 31, 2015.  The decrease is primarily due to the fact that for the period ended December 30, 2015, we had no interest payments related to the revolving credit facility as this facility was paid off in August of 2014. This decrease

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

is partially offset by an increase in interest expense related to capital lease obligations for laboratory equipment that were entered into in 2015.

Other income of $2.0 million was recorded in 2015, compared to $56 thousand in 2014.  The income recorded in 2015 was a one-time payment received upon the amendment of a laboratory services contract and elimination of the exclusivity requirement.

In 2016 we anticipate an increase in interest expense related primarily to the $65 million that we borrowed in association with the acquisition of Clarient, and the associated debt issuance costs that will be expensed over the term of the borrowing agreements.

Net Income (loss)

The following table provides the net income for each period along with the computation of basic and diluted net income per share for the year ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	Years Ended December 31,
	2015	2014
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(2,657)	$1,132

Basic weighted average common shares outstanding	60,526	53,483
Effect of potentially dilutive securities	-	2,533
Diluted weighted average shares outstanding	60,526	56,016

Basic net income (loss) per common share	$(0.04)	$0.02
Diluted net income (loss) per share	$(0.04)	$0.02

Non-GAAP Measures

“Adjusted EBITDA” is defined by NeoGenomics as net income from continuing operations before (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation and warrant amortization expense, (v) transaction expenses related to acquisitions and potential acquisitions, (vi) costs related to terminating our credit facility, and (vii) other non-recurring charges. NeoGenomics believes that Adjusted EBITDA provides a more consistent measurement of operating performance and trends across reporting periods by excluding these cash and non-cash items of expense not directly related to ongoing income from operations. Adjusted EBITDA also assists investors in performing analysis that is consistent with financial models developed by research analysts.

Adjusted EBITDA as defined by NeoGenomics is not a measurement under GAAP and may differ from non-GAAP measures used by other companies. There are limitations inherent in non-GAAP financial measures such as Adjusted EBITDA because they exclude a variety of charges and credits that are required to be included in a GAAP presentation, and do not therefore present the full measure of NeoGenomics recorded costs against its net revenue. Accordingly, investors should consider non-GAAP results as secondary to  GAAP results in analyzing NeoGenomics financial performance.

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA for the years ending December 31, 2015 and 2014 ($ in thousands):

	For the years ended December 31,
	2015	2014
NET INCOME (LOSS) (per GAAP)	$(2,535)	$1,132

Adjustments to net income:
Interest expense, net	854	985
Amortization of intangibles	412	295
Income taxes (benefit) expense	(1,954)	157
Depreciation of property and equipment	6,730	5,345
EBITDA (non-GAAP)	3,507	7,914

Further Adjustments to EBITDA:
Acquisition related transaction expense	4,686	473
Costs of terminating credit facility	—	98
Gain on contract amendment	(2,000)	—
Non-cash stock-based compensation	3,479	691
ADJUSTED EBITDA (non-GAAP)	$9,672	$9,176
Adjusted EBITDA as % of Revenue	9.7%	10.5%

Results of Operations for the year ended December 31, 2014 as compared with the year ended December 31, 2013

The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the years ended December 31.
	2014	2013
NET REVENUE	100.0%	100.0%
Cost of revenue	53.2%	52.2%
GROSS PROFIT	46.8%	47.8%
OPERATING EXPENSES:
General and administrative	27.3%	26.2%
Research and development	3.1%	3.7%
Sales and marketing	13.8%	13.1%
Total operating expenses	44.2%	43.0%
INCOME FROM OPERATIONS	2.6%	4.8%
Interest and other expense, net	(1.1)%	(1.5)%
Net income before taxes	1.5%	3.3%
Income taxes	0.2%	0.2%
NET INCOME	1.3%	3.1%

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Revenue

Our consolidated revenue, requisition and test metrics for NeoGenomics, Inc. for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013	% Change
Client requisitions received (cases)	113,087	88,431	27.9%
Number of tests performed	177,279	137,317	29.1%
Average number of tests/requisition	1.57	1.55	1.3%
Total testing revenue (in thousands)	$82,194	$66,467	23.7%
Average revenue/requisition	$727	$752	(3.3)%
Average revenue/test	$464	$484	(4.1)%

The following table shows the requisitions and revenue for Path Logic for the corresponding period in 2014:

Supplemental information on Customer Requisitions Received

For the period from July 8, 2014 through December 31, 2014
Requisitions received (cases)	38,989
Total testing revenue (in thousands)	$4,875
Average revenue/requisition	$125

Our 24% year-over-year organic revenue growth in our Base Business is a result of a broad based increase in the number of new clients as well as increases in revenues from existing customers as a result of our larger test menu  Our average revenue per test decrease of approximately 4% in our Base Business was primarily result of the National Correct Coding Initiative “NCCI” FISH testing edits issued in December 2013. Effective as of January 1, 2014, the NCCI created a contradiction with respect to long-established billing practices for FISH testing. The revised FISH edits reduced the number of billable units that laboratories should bill for certain multi-probe FISH tests is less than the previously established guidance.

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

The consolidated cost of revenue and gross profit metrics are as follows ($ in thousands, except per test data):

	For the years ended December 31,
	2014	2013	$ Change	% Change
Cost of revenue	$46,355	$34,730	$11,625	33.5%
Cost of revenue as a % of revenue	53.2%	52.2%		1.9%
Gross profit	$40,714	$31,737	$8,977	28.3%
Gross profit as a % of revenue	46.8%	47.8%		(2.1)%

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The cost of revenue and gross profit metrics for the Base Business are as follows ($ in thousands, except per test data):

	For the years ended December 31,
	2014	2013	$ Change	% Change
Cost of revenue	$42,739	$34,730	$8,009	23.1%
Cost of revenue as a % of revenue	52.0%	52.2%
Gross profit	$39,455	$31,737	$7,718	24.3%
Gross profit as a % of revenue	48.0%	47.8%
Cost of revenue per test	$241	$253	$(12)	(4.7)%
Gross profit per test	$223	$231	$(8)	(3.5)%

Overall consolidated cost of revenue increased in 2014 due to the increases in our testing volumes. The 4.7% decline in cost of revenue per test for these periods was the result of several factors, including:

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

The cost of revenue and gross profit metrics for Path Logic for the period from our acquisition on July 8, 2014 to December 31, 2014 are as follows ($ in thousands, except per test data):

For the period from July 8, 2014 through December 31, 2014
Cost of revenue	$3,616
Cost of revenue as a % of revenue	74.2%
Gross profit	$1,259
Gross profit as a % of revenue	25.8%

Sales and Marketing

Sales and marketing expenses relate primarily to the employee related costs of our sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.

	For the years ended December 31.
	2014	2013	$ Change	% Change
Sales and marketing	$11,999	$8,726	$3,273	37.5%
As a % of revenue	13.8%	13.1%

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The approximate 38% increase in sales and marketing for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily the result of increased personnel in our sales organization and all associated costs related to those personnel. Sales and marketing expenses increased only 0.7% as a percentage of revenue. We added new territories in new geographies across the country to expand the reach of coverage. The sales and marketing expenses for Path Logic are from our period of acquisition on July 8, 2014 through December 31, 2014 and were approximately $0.3 million.

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

	For the years ended December 31.
	2014	2013	$ Change	% Change
General and administrative	$23,808	$17,397	$6,411	36.9%
As a % of revenue	27.3%	26.2%

General and administrative expenses increased approximately 37%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase is primarily a result of adding information technology and billing personnel to support the increase in our testing volumes as well as health and business insurance costs, depreciation and increases in other professional fees. This increase also includes the general and administrative expenses related to our acquisition of Path Logic from the period of acquisition on July 8, 2014 through December 31, 2014 and was approximately $1.7 million. General and administrative expenses increased approximately 1% as a percentage of revenue.

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

	For the years ended December 31.
	2014	2013	$ Change	% Change
Research and development	$2,689	$2,440	$249	10.2%
As a % of revenue	3.1%	3.7%

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

Interest and Other Expense, Net

Interest and other income and expense primarily represents the interest expense we incur on our borrowing arrangements, primarily comprised of interest paid on capital lease obligations and interest payable on advances under our revolving credit facility with Capital Source for the period we had the revolving credit facility in 2014 offset by the interest income we earn on cash deposits. Interest expense decreased from approximately $1.0 million in 2013 to $0.9 million in 2014, reflecting lower borrowings, particularly related

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Net Income

The following table provides the net income for each period along with the computation of basic and diluted net income per share for the year ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	For the years ended December 31,
	2014	2013
NET INCOME	$1,132	$2,033

Basic weighted average common shares outstanding	53,483	48,263
Effect of potentially dilutive securities	2,533	4,512
Diluted weighted average shares outstanding	56,016	52,775

Basic net income per common share	$0.02	$0.04
Diluted net income per share	$0.02	$0.04

Non-GAAP Measures

“Adjusted EBITDA” is defined by NeoGenomics as net income from continuing operations before (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation and warrant amortization expense, (v) transaction expenses related to acquisitions and potential acquisitions, (vi) costs related to terminating our credit facility, and (vii) other non-recurring charges. NeoGenomics believes that Adjusted EBITDA provides a more consistent measurement of operating performance and trends across reporting periods by excluding these cash and non-cash items of expense not directly related to ongoing income from operations. Adjusted EBITDA also assists investors in performing analysis that is consistent with financial models developed by research analysts.

Adjusted EBITDA as defined by NeoGenomics is not a measurement under GAAP and may differ from non-GAAP measures used by other companies. There are limitations inherent in non-GAAP financial measures such as Adjusted EBITDA because they exclude a variety of charges and credits that are required to be included in a GAAP presentation, and do not therefore present the full measure of NeoGenomics recorded costs against its net revenue. Accordingly, investors should consider non-GAAP results as secondary to GAAP results in analyzing NeoGenomics financial performance.

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA for the years ending December 31, 2014 and 2013 (in thousands):

	For the years ended December 31,
	2014	2013
NET INCOME (per GAAP)	$1,132	$2,033

Adjustments to Net Income:
Interest expense (income), net	985	989
Amortization of intangibles	295	223
Income taxes	157	152
Depreciation of property and equipment	5,345	4,189
EBITDA (non-GAAP)	7,914	7,586

Further Adjustments to EBITDA:
Acquisition related transaction expense	473	0
Costs of terminating credit facility	98	0
Non-cash stock-based compensation	691	929
ADJUSTED EBITDA (non-GAAP)	$9,176	$8,515
Adjusted EBITDA as a % of revenue	10.5%	12.8%

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013 as well as the period ending cash and cash equivalents and working capital (in thousands).

	For the years ended December 31,
	2015(2)	2014 (3)	2013
Net cash provided by (used in):
Operating activities	$6,393	$9,450	$2,227
Investing activities	(75,155)	(9,602)	(2,011)
Financing activities	58,493	29,007	2,750
Net increase (decrease) in cash and cash equivalents	(10,269)	28,855	2,966
Cash and cash equivalents, beginning of period	33,689	4,834	1,868
Cash and cash equivalents, end of period	$23,420	$33,689	$4,834
Working Capital (1), end of period	$58,970	$44,119	$13,168

(1)	Defined as current assets less current liabilities.
(2)	Reflects the acquisition of Clarient in December 2015.
(3)	Reflects the acquisition of Path Logic in July 2014.

Cash Flows from Operating Activities

During the year ended December 31, 2015, our operating activities generated $3.1 million less cash than was generated for the year ended December 31, 2014.  This decrease in cash provided from operations was primarily the result of acquisition related payments made in the fourth quarter of 2015.  In addition, we had a net loss for the period ended December 31, 2015 compared to net income for the period ended December 31, 2014 primarily due to the decrease in Medicare reimbursement rates in 2015 as compared to 2014.

During the year ended December 31, 2014, our operating activities generated $7.2 million more than was generated for the year ended December 31, 2013.  This increase was primarily the result of an increase in accounts payable and accrued expenses and faster billing to cash cycle for our receivables. Our Days-Sales-Outstanding also fell by 18 days in 2014 as we transitioned to a new billing system and the performance of our billing team improved.

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Cash Flows from Investing Activities

During the year ended December 31, 2015, cash used by investing activities increased $65.6 million when compared to the cash used in 2014.  This increase was almost entirely due to the $73.8 million of cash paid at closing related to the acquisition of Clarient.

During the year ended December 31, 2014 cash used by investing activities also increased by $7.5 million when compared to the cash used in 2013.  This increase was primarily the result of the $5.8 million paid for the Path Logic acquisition as well as increased capital expenditures to invest in computer and laboratory equipment, tenant improvements, externally developed software interfaces and internally developed software.

Cash Flows from Financing Activities

During the year ended December 31, 2015, cash provided by financing activities increased by $29.5 million compared to 2014.  The $58.5 million of cash provided by financing activities for the year ended December 31, 2015 was primarily composed of $55.0 million of proceeds from our term loan and $10.0 million from our revolver which were used to finance the acquisition of Clarient.

For the year ended December 31, 2014, cash provided by financing activities was comprised of the net cash proceeds from the $34.6 million equity offering completed in August 2014, partially offset by the payoff of our revolving credit facility with CapitalSource and repayments on capital leases and loans.  Cash generated by financing activities in 2013 was the result of an equity offering completed in March 2013 for $9.2 million partially offset by pay-downs on the revolving credit facility.

We had approximately $23.4 million in cash and cash equivalents as of December 31, 2015.  In addition, to our revolving credit facility which provides for up to $25 million in borrowing capacity of which at December 31, 2015, approximately $15 million was available.  We believe that the cash on hand, available credit lines and positive cash flows generated from operations will provide adequate resources to meet our operating commitments and interest payments for the year ending December 31, 2016.

Related Party Transactions

Consulting Agreements

During the years ended December 31, 2015, 2014 and 2013, Steven C. Jones, a director of the Company, earned approximately $261,500, $257,500 and $254,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance and reimbursement of incurred expenses.  Mr. Jones also earned $578,900, $177,500 and $72,500 as payment of bonuses for the periods indicated above.  The bonus earned for the year ended December 31, 2015 was comprised of $500,000 discretionary bonus in recognition of the services provided in connection with the Company’s acquisition of Clarient, Inc. and the related financing.  This amount was paid to Aspen Capital Advisors, LLC (“Aspen’) for which Mr. Jones is a managing director, pursuant to a consulting agreement entered into between Aspen and the Company on November 11, 2015.  The remaining $78,900 was earned as part of a management incentive plan.

On May 4, 2015, the Company granted Steven C. Jones 225,000 stock options to purchase shares of parent common stock.  The options were granted at a price of $4.78 per share and had an estimated weighted average fair market value of $1.80 per option on the date of grant.  The options vest ratably over the next three years on each anniversary date.  10,000 of the options were accounted for as granted to a Director of the Company, consistent with similar grants at that time to other Directors.  The remaining 215,000 stock options have been accounted for as granted to a non-employee as they relate to his services to the Company as a consultant.

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2015 (in thousands):

	Total	2016	2017 to 2018	2019 to 2020	After 2020
Purchase obligations	$5,986	$2,535	$2,235	$1,216	$—
Capital lease obligations	11,203	5,327	5,162	714	—
Operating lease obligations	10,261	3,215	3,929	3,117	—
Long term debt (1)	55,022	550	1,100	53,372	—
Interest on debt (2)	25,617	4,440	9,851	11,326	—
Total contractual obligations	$108,089	$16,067	$22,277	$69,745	$—

(1)

Amounts represent required debt payments on our term loan.  Our revolving credit facility is classified as short term debt and is therefore not included in this table.  For a full description of the terms of our indebtedness and the related debt service requirements. See Note F – Debt in this Annual Report.

(2)	Amounts represent the interest payments based on the anticipated principal balances and estimated applicable interest rates based on the interest rates at December 31, 2015.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently estimate that we will need to purchase approximately $12 million to $16 million of additional capital equipment during the next year. We plan to fund these expenditures with capital lease financing arrangements and cash. If we are unable to obtain such funding, we will need to make advances on our revolving credit facility in order to pay cash for these items.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards (“ASU”) 2016-02, Leases.  This standard update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including for operating leases, on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that adopting ASU 2016-02 will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This standard update provides guidance for balance sheet classification of deferred taxes. This standard requires that deferred tax assets and liabilities be classified as non-current on the balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount on the balance sheet. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual period.  The Company is currently evaluating the impact that adopting ASU 2015-17 will have on its consolidated financial statements

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of interest.  This standard update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The Company elected to adopt this update as of December 31, 2015 and debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. The update was adopted because management believes it provides a more meaningful presentation of its financial position. This change in accounting principle has been applied on a retrospective basis. The retrospective application of this change in accounting principle did not have an impact on the December 31, 2014 consolidated balance sheet as the Company did not have debt issuance costs at that date. The adoption resulted in the classification of approximately $3.5 million of debt issuance costs as a direct reduction of the Company’s long-term debt and revolving credit facility on the December 31, 2015 consolidated balance sheet.

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers. This standard update calls for a number of revisions in the revenue recognition rules. In August 2015, the FASB deferred the effective date of this ASU to the first quarter of 2018, with early adoption permitted beginning in the first quarter of 2017.  The ASU can be applied using a full retrospective method

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

or a modified retrospective method of adoption.  The Company is currently reviewing this update and has not yet determined the date that we will adopt this standard, the method we will use to implement the new standard or the effect this may have on our consolidated financial statements.

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

NEOGENOMICS, INC.

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

NEOGENOMICS, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NeoGenomics, Inc.

Fort Myers, Florida

We have audited the accompanying consolidated balance sheets of NeoGenomics, Inc. and subsidiaries (“NeoGenomics”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for the years then ended. We also have audited NeoGenomics’ internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NeoGenomics’ management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As permitted, NeoGenomics has excluded the operations of Clarient, Inc. acquired during 2015, which is described in Note D of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoGenomics as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, NeoGenomics maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Tampa, Florida

March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NeoGenomics, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of NeoGenomics, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of NeoGenomics, Inc. and its subsidiaries for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse P.A.

Certified Public Accountants

Tampa, FL

February 24, 2016

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$23,420	$33,689
Accounts receivable (net of allowance for doubtful accounts of $4,759 and $4,180, respectively)	48,943	20,475
Inventories	5,108	2,616
Deferred income tax asset	16,668	821
Other current assets	4,889	1,141
Total current assets	99,028	58,742
Property and equipment (net of accumulated depreciation of $26,534 and $19,822, respectively)	34,577	15,082
Intangible assets, net	87,800	4,212
Goodwill	146,421	2,929
Other assets	129	141
Total assets	$367,955	$81,106
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,464	$6,294
Accrued compensation	6,217	3,897
Accrued expenses and other liabilities	7,374	1,208
Revolving credit facility, net	8,869	—
Short-term portion of car loans	50	66
Short-term portion of capital leases	4,534	3,158
Short-term portion of term loan	550	—
Total current liabilities	40,058	14,623
Long-term liabilities
Long-term portion of car loans	82	64
Long-term portion of capital leases	5,040	5,193
Long-term portion of term loan, net	52,254	—
Deferred income tax liability	32,409	821
Total long-term liabilities	89,785	6,078
Total liabilities	129,843	20,701
Commitments and contingencies - see Note K
Redeemable convertible preferred stock:
Series A Redeemable Convertible Preferred Stock, $0.01 par value, (50,000,000 and 10,000,000 shares authorized; and 14,666,667 and no shares issued and outstanding, respectively)	28,602	—
Stockholders' equity
Common stock, $.001 par value, (250,000,000 and 100,000,000 shares authorized; 75,820,307 and 60,242,818 shares issued and outstanding, respectively)	76	60
Additional paid-in capital	231,375	79,751
Accumulated deficit	(21,941)	(19,406)
Total stockholders’ equity	209,510	60,405
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$367,955	$81,106

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the years ended December 31,
	2015	2014	2013
NET REVENUE	$99,802	$87,069	$66,467
Cost of revenue	56,046	46,355	34,730
GROSS MARGIN	43,756	40,714	31,737
Operating expenses:
General and administrative	33,631	23,808	17,397
Research and development	4,198	2,689	2,440
Sales and marketing	11,562	11,999	8,726
Total operating expenses	49,391	38,496	28,563
INCOME (LOSS) FROM OPERATIONS	(5,635)	2,218	3,174
Interest expense, net	854	985	989
Other (income) expense	(2,000)	(56)	—
Income (loss) before taxes	(4,489)	1,289	2,185
Income tax (benefit) expense	(1,954)	157	152
NET INCOME (LOSS)	(2,535)	1,132	2,033
Deemed dividends on preferred stock	40	—	—
Amortization of preferred stock beneficial conversion feature	82	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,657)	$1,132	$2,033

NET EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.04)	$0.02	$0.04
Diluted	$(0.04)	$0.02	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	60,526	53,483	48,263
Diluted	60,526	56,016	52,775

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2012	—	$—	45,280,280	$45	$31,742	$(22,571)	$9,216
Common stock issuance ESPP plan	—	—	76,595	—	230	—	230
Stock issuance fees and expenses	—	—	—	—	(1,037)	—	(1,037)
Issuance of stock for stock options	—	—	438,998	1	371	—	372
Issuance of common stock for cash	—	—	3,322,500	3	9,965	—	9,968
Stock compensation expense - warrants	—	—	—	—	263	—	263
Stock compensation expense - options	—	—	—	—	666	—	666
Net income	—	—	—	—	—	2,033	2,033
BALANCE, DECEMBER 31, 2013	—	$—	49,118,373	$49	$42,200	$(20,538)	$21,711
Common stock issuance ESPP plan	—	—	90,285	—	353	—	353
Stock issuance fees and expenses	—	—	—	—	(2,776)	—	(2,776)
Issuance of stock for warrants	—	—	458,333	1	455	—	456
Issuance of restricted stock	—	—	138,500	—	—	—	—
Issuance of stock for stock options	—	—	2,387,327	2	1,805	—	1,807
Issuance of common stock for cash	—	—	8,050,000	8	37,022	—	37,030
Stock compensation expense - warrants	—	—	—	—	51	—	51
Stock compensation expense – options and restricted stock	—	—	—	—	641	—	641
Net income	—	—	—	—	—	1,132	1,132
BALANCE, DECEMBER 31, 2014	—	$—	60,242,818	$60	$79,751	$(19,406)	$60,405
Common stock issuance ESPP plan	—	—	73,958	—	369	—	369
Issuance of Series A redeemable convertible preferred stock	14,666,667	28,480	—	—	—	—	—
Stock issuance fees and expenses	—	—	—	—	(148)	—	(148)
Issuance of restricted stock	—	—	11,440	—	—	—	—
Issuance of stock for stock options	—	—	492,091	1	713	—	714
Tax benefit from stock option award activity	—	—	—	—	118	—	118
Issuance of common stock to fund acquisition	—	—	15,000,000	15	102,495	—	102,510
Beneficial conversion feature	—	—	—	—	44,720	—	44,720
Deemed dividends on preferred stock	—	40	—	—	(40)	—	(40)
Amortization of preferred stock beneficial conversion feature	—	82	—	—	(82)	—	(82)
Stock compensation expense - warrants	—	—	—	—	590	—	590
Stock compensation expense - options and restricted stock	—	—	—	—	2,889	—	2,889
Net loss	—	—	—	—	—	(2,535)	(2,535)
BALANCE, DECEMBER 31, 2015	14,666,667	$28,602	75,820,307	$76	$231,375	$(21,941)	$209,510

See notes to consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,535)	$1,132	$2,033
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of business acquisition:
Impact of tax valuation allowance	(2,066)	—	—
Depreciation	6,730	5,345	4,189
Amortization of intangibles	412	295	223
Amortization of debt issue costs	—	66	49
Stock based compensation – options and restricted stock	2,889	641	666
Stock based compensation – warrants	590	51	263
Provision for bad debts	2,318	2,437	2,797
Changes in assets and liabilities, net of business acquisition:
(Increase) in accounts receivable, net of write-offs	(3,215)	(2,770)	(7,416)
(Increase) in inventories	(896)	(229)	(442)
Decrease (increase) in other assets	11	41	(71)
(Increase) in other current assets	(3,748)	(25)	(932)
Increase in accounts payable and other liabilities	5,903	2,466	868
Net cash provided by operating activities	6,393	9,450	2,227
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired of $890 and $79	(72,940)	(5,830)	—
Purchases of property and equipment	(2,215)	(3,772)	(2,011)
Net cash used in investing activities	(75,155)	(9,602)	(2,011)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (repayments to) revolving credit facility	10,002	(4,282)	(4,177)
Repayment of capital lease obligations	(4,115)	(3,581)	(2,606)
Proceeds from term loan	55,022	—	—
Payments of debt issue costs	(3,351)	—	—
Issuance of common stock for the exercise of options, warrants and ESPP shares, net of transaction expenses	935	2,616	515
Issuance of common stock for cash , net of transaction expenses	—	34,254	9,018
Net cash provided by financing activities	58,493	29,007	2,750
Net change in cash and cash equivalents	(10,269)	28,855	2,966
Cash and cash equivalent, beginning of year	33,689	4,834	1,868
Cash and cash equivalents, end of year	$23,420	$33,689	$4,834
Supplemental disclosure of cash flow information:
Interest paid	$911	$981	$945
Income taxes paid	25	177	17
Supplemental disclosure of non-cash investing and financing information:
Equipment acquired under capital lease/loan obligations	4,813	5,884	3,377
Fair value of common stock issued to fund acquisition	102,510	—	—
Fair value of preferred stock issued to fund acquisition	73,200	—	—

See notes to consolidated financial statement

NEOGENOMICS INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

Note A – Nature of Business and Basis of Presentation

NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories”), Path Labs LLC., a Delaware Limited Liability Corporation (“Path Logic”) and Clarient Inc. and its wholly-owned subsidiary Clarient Diagnostic Services, Inc. (“Clarient”), (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

The accompanying consolidated financial statements include the accounts of the Parent and the Subsidiaries. All significant intercompany accounts and balances have been eliminated in consolidation.

We have one reportable operating segment that delivers testing services to hospitals, pathologists, oncologists, other clinicians and researchers and represents 100% of the Company’s consolidated assets, net revenues and net income for each of the three years ended December 31, 2015. Also, at December 31, 2015, all of our services were provided within the United States and all of our assets were located in the United States.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation.  For the year ended December 31, 2015, the Company reclassified to auto loans certain amounts previously reported with capital leases and separate other income from interest expense.  The Company revised the classification on the Consolidated Balance Sheet and on the Consolidated Statement of Operations.  These changes in classification do not materially affect previously reported cash flows in the Consolidated Statements of Cash Flows, and had no net effect on the previously reported Consolidated Balance Sheet or Statements of Operations for any period.

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

NEOGENOMICS INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

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

The table below shows the adjustments made to gross service revenue to arrive at net revenues, the amount reported on our statement of operations (in thousands):

	For the Years ended December 31,
	2015	2014	2013
Gross service revenues	$225,057	$224,460	$173,784
Total contractual adjustments and discounts	(125,255)	(137,391)	(107,317)
Net service revenues	$99,802	$87,069	$66,467

Cost of Revenue

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

Shipping Costs

The Company has a significant expense related to shipping specimens to our facility for testing and this cost is for contract couriers, commercial airline flights and charges from FedEx to ship specimens to our facility. We had approximately $3.6 million, $3.0 million and $2.9 million in outsourced shipping expenses for the years ended December 31, 2015, 2014 and 2013, respectively, and these costs were included in our cost of revenue.

Advertising Costs

Advertising costs are expensed at the time they were incurred and are not material for the years ended December 31, 2015, 2014 and 2013.

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D expenses consist of cash and equity compensation and benefits for R&D personnel, amortization of intangibles, supplies, inventory and payment for samples to complete validation studies. These expenses were incurred to develop new genetic tests.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are comprised of amounts due from sales of the Company’s specialized diagnostic services and are recorded at the billed amount, net of discounts and contractual allowances. The allowance for doubtful accounts is estimated based on the aging of accounts receivable with each payer category and the historical data on bad debts in these aging categories. In addition, the allowance is adjusted periodically for other relevant factors, including regularly assessing the state of our billing operations in order to identify issues which may impact the collectability of receivables or allowance estimates. Revisions to the allowance are recorded as an adjustment to bad debt expense within general and administrative expenses. After appropriate collection efforts have been exhausted,

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

specific receivables deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible. Recoveries of receivables previously written-off are recorded as credits to the allowance. Our estimates of net revenue are subject to change based on the contractual status and payment policies of the third party payers with whom we deal. We regularly refine our estimates in order to make our estimated revenue as accurate as possible based on our most recent collection experience with each third party payer.

Changes in the allowance for doubtful accounts are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Beginning balance – allowance for doubtful accounts	$4,180	$4,540	$3,002
Provision for doubtful accounts	2,318	2,437	2,797
Write-offs	(1,739)	(2,797)	(1,259)
Ending balance – allowance for doubtful accounts	$4,759	$4,180	$4,540

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, including our revolving credit facility are considered reasonable estimates of their respective fair values due to their short-term nature. The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2015, its concentration of credit risk related to cash and cash equivalents was not significant. The carrying value of the Company’s long-term capital lease obligations and term debt approximates its fair value based on the current market conditions for similar instruments.

Concentrations of Credit Risk

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients and geographies to which the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the year ended December 31, 2015, no clients accounted for more than 5% of revenue.  For the years ended December 31, 2014 and 2013, a large oncology practice with multiple locations accounted for 10.1% and 15.8%, respectively, of total revenue. All other clients were less than 10% of total revenue individually. For the years ended December 31, 2015, 2014 and 2013, revenue derived from the State of Florida accounted for 20.5%, 25.8% and 30.6%, respectively, of total revenue.

Inventories

Inventories, which consist principally of testing supplies, are valued at the lower of cost or market, using the first-in, first-out method (FIFO).

Other Current Assets

As of December 31, 2015 and 2014, other current assets consist primarily of prepaid expenses relating to contracts for laboratory and computer equipment maintenance.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment generally includes purchases of items with a cost greater than $1,000 and a useful life greater than one year. Depreciation and amortization are computed on the straight line basis over the estimated useful lives of the assets. Leasehold improvements and property and equipment

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

under capital leases are amortized over the shorter of the related lease terms or their estimated useful lives. Costs incurred in connection with the development of internal-use software are capitalized in accordance with the accounting standard for internal-use software, and are amortized over the expected useful life of the software.  We perform a fair value assessment on property and equipment acquired in a business combination and record the fair value as the cost basis for those assets.

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

Intangible Assets

Intangible assets with finite useful lives are recorded at fair value or cost, less accumulated amortization. We have five classes of intangible assets and each class of intangible assets is amortized over its estimated service period using the straight-line method. We periodically review the estimated pattern in which the economic benefits will be consumed and adjust the amortization period and pattern to match our estimate. The Company’s intangible assets are primarily related to the customer relationships acquired through the acquisition of Clarient, Inc. and Path Labs, LLC, the Clarient trade name and to our license agreement with Health Discovery Corporation.

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the fourth quarter resulted in no impairment losses.

Recoverability and Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets (property and equipment, and intangible assets) if events or changes in circumstances indicate the assets may be impaired. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. No impairment loss was recognized in the years ended December 31, 2015, 2014 and 2013.

Debt Issuance Costs

We record debt issuance costs related to our debt liabilities as direct deductions from the carrying amount of the debt pursuant to the adoption of ASU 2015-03, Interest – Imputation of interest.  The costs are amortized to interest expense over the life of the debt using the effective interest method.  Our revolving line of credit is recorded as a short term liability due to the existence of a subjective acceleration clause, we will also present the debt issuance costs associated with this liability as a direct deduction from the carrying amount and amortize the costs to interest expense over the life of the revolver using the effective interest rate method.

The retrospective application of the adoption of ASU 2015-03 did not have an impact on the December 31, 2014 consolidated balance sheet as the Company did not have debt issuance costs at that date. The adoption resulted in the classification of approximately $3.5

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

million of debt issuance costs as a direct reduction of the Company’s long-term debt and revolving credit facility on the December 31, 2015 consolidated balance sheet.

Series A Redeemable Convertible Preferred Stock

The Company has classified the Series A Redeemable Convertible Preferred Stock (‘Series A Preferred Stock”) as temporary equity on the consolidated balance sheet due to certain deemed liquidation events that are outside the Company’s control.  These events include the following:

•	Acquisition of 50% or more of the voting securities of the Company
•

Consolidation, merger or corporate reorganization in which the stockholders of the Company immediately prior to such consolidation, merger or reorganization own less than 50% of the voting power immediately after the consolidation, merger or reorganization

•	Sale, lease license, transferor disposition of all or substantially all of the assets, technology or intellectual property of the Company

We evaluated our Series A Preferred Stock upon issuance in order to determine classification as to permanent or temporary equity and whether or not the instrument contains an embedded derivative that requires bifurcation. This analysis followed the whole instrument approach which compares an individual feature against the entire instrument which includes that feature. This analysis was based on a consideration of the economic characteristics and risk of the Series A Preferred Stock.

We evaluated all of the stated and implied substantive terms and features, including: (i) redemption (Purchase Call Option) on the Series A Preferred Stock allowing the Company to redeem the Series A Preferred Stock at any time, (ii) required redemption contingent if we raise capital, (iii) required redemption in the event of certain deemed liquidation events (in essence, any change in control of the Company, (iv) conversion (Written Call Option) on the underlying shares if after three years the stock trades at $8.00 for thirty trading days, and (v) conversion (Contingent Forward) on the underlying shares automatically at the ten year anniversary of the issue date.

As a result of this analysis, we concluded that the Series A Preferred Stock represented an equity host and, therefore, the redemption feature of the Series A Preferred Stock was not considered to be clearly and closely related to the associated equity host instrument, however the redemption features did not meet the net settlement criteria of a derivative and, therefore, were not considered embedded derivatives that required bifurcation.

We also concluded that the conversion rights under the Series A Preferred Stock were clearly and closely related to the equity host instrument.  Accordingly, the conversion rights features on the Series A Preferred Stock were not considered an embedded derivative that required bifurcation.

Beneficial Conversion Feature

The issuance of the Company's Series A Preferred Stock generated a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. We recognized this beneficial conversion feature by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Series A Preferred Stock. NeoGenomics is accreting the discount over three years from the date of issuance through the earliest conversion date, which is three years.  Accretion expense is recognized as dividend equivalents over the three year period.

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

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

of bad debts and various other expenses that have been allowed for or accrued for financial statement purposes but are not currently deductible for income tax purposes.

The provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowances deemed necessary to recognize deferred tax assets at an amount that is more likely than not to be realized. We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions, if deemed necessary. We follow a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements. During the years ended December 31, 2015, 2014 and 2013, we do not believe we had any significant uncertain tax positions nor did we have any provision for interest or penalties related to such positions.

Stock-Based Compensation

We measure compensation expense for stock-based awards to employees non-employee contracted physicians and directors based upon the awards’ initial grant-date fair value.  The estimated grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method. The fair value of awards to non-employees are then market-to-market each reporting period until vesting criteria are met.

We estimate the fair value of stock options and warrants using a trinomial lattice model. This model is affected by our stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the option, expected risk-free rates of return, the expected volatility of our common stock, and expected dividend yield, each of which is more fully described below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

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

Net Income (loss) per Common Share

We have adopted the two class method of calculating earnings (loss) per share, due to the issuance of the Series A Preferred Stock in December 2015.  Under this method, when we have a net loss, we will not allocate the net loss to the holders of the Series A Preferred Stock (our participating shareholders) as they do not have a contractual obligation to share in losses.  Under this method, when we have net income, we will compute net income per share using the weighted average number of common shares outstanding during the applicable period plus the weighted average number of preferred shares outstanding during the period.

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

Diluted net income per share is computed using the weighted average number of common shares outstanding during the applicable period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and warrants. Calculations of net income per share are done using the treasury stock method.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards (“ASU”) 2016-02, Leases.  This standard update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including for operating leases, on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that adopting ASU 2016-02 will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This standard update provides guidance for balance sheet classification of deferred taxes. This standard requires that deferred tax assets and liabilities be classified as non-current on the balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount on the balance sheet. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual period. The Company is currently evaluating the impact that adopting ASU 2015-17 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of interest.  This standard update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The Company elected to adopt this update as of December 31, 2015 and debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. The update was adopted because management believes it provides a more meaningful presentation of its financial position. This change in accounting principle has been applied on a retrospective basis. The retrospective application of this change in accounting principle did not have an impact on the December 31, 2015 consolidated balance sheet as the Company did not have debt issuance costs at that date. The adoption resulted in the classification of approximately $3.5 million of debt issuance costs as a direct reduction of the Company’s long-term debt and revolving credit facility on the December 31, 2015 consolidated balance sheet.

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers. This standard update calls for a number of revisions in the revenue recognition rules. In August 2015, the FASB deferred the effective date of this ASU to the first quarter of 2018, with early adoption permitted beginning in the first quarter of 2017.  The ASU can be applied using a full retrospective method or a modified retrospective method of adoption.  The Company is currently reviewing this update and has not yet determined the date that we will adopt this standard, the method we will use to implement the new standard or the effect this may have on our consolidated financial statements.

Note C – Property and Equipment, Net

Property and equipment consisted of the following at December 31, 2015 and 2014 (in thousands):

	2015	2014	Estimated Useful Lives in Years
Equipment	$34,040	$19,604	3-7
Leasehold improvements	9,349	3,541	2-5
Furniture and fixtures	4,398	1,982	7
Computer hardware	5,175	4,249	3
Computer software	7,717	5,033	2-3
Assets not yet placed in service	432	495	—
Subtotal	61,111	34,904
Less accumulated depreciation and amortization	(26,534)	(19,822)
Property and equipment, net	$34,577	$15,082

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

Depreciation and amortization expense on property and equipment, including leased assets in each period was as follows (in thousands):

	For the years ended December 31,
	2015	2014	2013
Depreciation and amortization expense	$6,730	$5,345	$4,189

In our consolidated statements of operations, we recorded approximately $4,238, $3,516 and $2,985 of depreciation and amortization in cost of revenue for the years ended December 31, 2015, 2014 and 2013, respectively, and we recorded $2,492, $1,829 and $1,204 of depreciation and amortization in general and administrative expenses for the years ended December 31, 2015, 2014 and 2013, respectively.

Property and equipment under capital leases, included above, consists of the following at December 31, 2015 and 2014 (in thousands):

	2015	2014
Equipment	$13,655	$8,729
Furniture and fixtures	1,250	1,250
Computer hardware	2,846	2,454
Computer software	651	523
Leasehold improvements	99	44
Subtotal	18,501	13,000
Less accumulated depreciation and amortization	(9,047)	(4,959)
Property and equipment under capital leases, net	$9,454	$8,041

Note D – Acquisitions

Clarient

On December 30, 2015 (“the acquisition date”), the Company acquired from GE Medical Holding AB (“GE Medical”), a subsidiary of General Electric Company (“GE”), all of the issued and outstanding shares of common stock of Clarient, Inc., (“Clarient”) a wholly owned subsidiary of GE Medical, for a purchase price consisting of (i) cash consideration of approximately $73.8 million, which includes an approximately $6.7 million estimated working capital adjustment and adjustments for estimated cash on hand and estimated indebtedness of Clarient on the Closing Date, (ii) 15,000,000 shares of NeoGenomics’ common stock, and (iii) 14,666,667 shares of NeoGenomics’ Series A Preferred Stock pursuant to the Stock Purchase Agreement.

The cash consideration paid as part of the purchase price was funded through the following:

•	The Company paid approximately $10.7 million using cash on hand
•	Approximately $9.5 million, net of transaction costs was funded using the revolving credit facility
•	Approximately $53.6 million, net of transaction costs was funded using the term loan

On December 21, 2015 shareholders approved and on December 28, 2015, NeoGenomics filed with the Secretary of State of the State of Nevada amendments to its Articles of Incorporation to increase the authorized number of shares of common stock from 100.0 million shares to 250.0 million shares and to increase the authorized number of shares of preferred stock from 10.0 million shares to 50.0 million shares in order to fund the common and preferred stock portion of the purchase price.

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

The Company issued 15,000,000 shares of common stock as consideration for the acquisition of Clarient.  The common stock includes restrictions imposed on the holder in the Investor Board Rights, Lockup and Standstill Agreement.  We estimated the fair value of the common stock consideration using inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumption in the fair value determination was a 15 percent discount due to lack of marketability of the common stock as a result of the restrictions imposed on the holder.  The acquisition date fair value of common stock transferred is calculated below ($ in thousands, except share and per share amounts):

Common Stock Valuation	Amount
Shares of common stock issued as consideration	15,000,000
Stock price per share on closing date	$8.04
Value of common stock issued as consideration	$120,600
Issue discount due to lack of marketability	$(18,090)
Fair value of common stock at December 30, 2015	$102,510

The Company issued 14,666,667 shares of Series A Preferred Stock as consideration for the acquisition of Clarient.  The rights of the Series A Preferred Stock are described in Note G. We estimated the fair value of the Series A Preferred Stock consideration using significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The fair value of the Series A Preferred Stock at the acquisition date was $73.2 million or $4.99 per share.  This fair value was further reduced by the intrinsic value assigned to the beneficial conversion feature to arrive at a carrying amount of $28.6 million.

On a fully diluted basis, assuming full conversion of the Series A Preferred Stock, GE Medical would own approximately 32% of NeoGenomics.  In addition, pursuant to the Investor Board Rights, Lockup and Standstill Agreement, NeoGenomics was required to appoint a director designated by GE Medical Systems to the Board.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process obtaining input from third-party valuations of its tangible and intangible assets and other information necessary to measure the remaining assets acquired and liabilities assumed; thus, the provisional measurements of current assets, property and equipment, intangible assets, goodwill, current liabilities, net deferred tax liabilities and long-term liabilities are subject to change.

The preliminary acquisition fair values below are presented as of December 30, 2015 (in thousands):

As of December 30, 2015 (Preliminary)
Current assets, including cash and cash equivalents of $890	$31,978
Property and equipment	19,241
Identifiable intangible assets – customer relationships	84,000
Goodwill	143,493
Total assets acquired	278,712
Current liabilities	(12,631)
Deferred tax liability	(17,904)
Long-term liabilities	(103)
Net assets acquired	$248,074

Of the $84.0 million of acquired intangible assets, $81.0 million was provisionally assigned to customer relationships which are being amortized over fifteen years and $3.0 million was provisionally assigned to trade names which are being amortized over two years.  We recorded approximately $36 thousand of amortization expense for the year ended December 31, 2015.

The goodwill arising from the acquisition of Clarient includes revenue synergies as a result of our existing customers and Clarient’s  customers having access to each other’s testing menus and capabilities and also from the new product lines which Clarient adds to the Company’s product portfolio.  None of the goodwill is expected to be deductible for income tax purposes.  The provisional fair value of accounts receivable acquired is approximately $27.6 million

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

The Company recognized acquisition related transaction costs of approximately $4.7 million during the year ended December 31, 2015.  These costs include due diligence, legal, consulting and other transaction related expenses associated with the acquisition of Clarient. These expenses were included in general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2015.  The Company also incurred debt issuance costs of $3.351 million which are recorded as reductions in the carrying amount of the related liabilities and is being amortized over the life of the loans.

The amount of revenue and earnings of Clarient since the date of acquisition that are included in the consolidated statement of operations as of December 31, 2015 are as follows (in thousands):

For the period December 30, 2015 through December 31, 2015
Revenue	$665
Gross Margin	$297
Net Income	$26

The following unaudited pro forma information (in thousands) have been provided for illustrative purposes only and are not necessarily indicative of results that would have occurred had the Acquisition been in effect since January 1, 2014, nor are they necessarily indicative of future results.

	Years ended December 31, (unaudited)
	2015	2014
Revenue	$216,029	$214,293
Net (loss) attributable to common stockholders	(71,365)	(34,084)
(Loss) per share	$(0.94)	$(0.50)
Basic	75,526	68,483
Diluted	75,526	68,483

The unaudited pro forma consolidated results during the years ended December 31, 2015 and 2014 have been prepared by adjusting our historical results to include the Acquisition as if it occurred on January 1, 2014. These unaudited pro forma consolidated historical results were then adjusted for the following:

•	Remove transaction expenses from the year ended December 31, 2015 and record them in the year ended December 31, 2014
•

Adjustments to reflect amortization and depreciation expense associated with the acquired assets, partially offset by the elimination of the amortization and depreciation expense associated with Clarient’s historical assets.

•	Removal of costs associated with MultiOmyx, assets not acquired in the transaction, and to record royalty fees due to GE for continued use of the MultiOmyx product.
•	Remove general and administrative expenses related to a Lab Services Agreement with the Saudi Arabian National Guard Health Affairs, as GE Medical will retain this agreement.
•	Record interest expense under the Credit Facilities and amortization of financing costs classified as interest expense.
•	Remove royalty costs associated with the use of the GE brand as NeoGenomics will discontinue the use of the GE brand.
•	Accrue for dividends on the Series A Preferred stock and to amortize a portion of the beneficial conversion feature

As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Path Logic

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

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

The following table summarizes the final amounts for the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair Value July 8, 2014
Current assets, including cash and cash equivalents of $79	$1,722
Property and equipment	577
Identifiable intangible assets – customer relationships	1,930
Long term deposits	28
Goodwill	2,929
Total assets acquired	7,186
Current liabilities	(1,180)
Long-term liabilities	(98)
Net assets acquired	$5,908

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed.  The measurement period adjustments were complete as of December 31, 2014.

Acquired intangible assets of $1.93 million consist of customer relationships which are being amortized over thirteen years.  We recorded approximately $148,000 and $71,000 of amortization expense for the years ended December 31, 2015 and 2014, respectively.

The goodwill arising from the Path Logic acquisition includes revenue synergies as a result of our existing customers and Path Logic’s customers having access to each other’s testing menus and capabilities.  It also arises from the new product lines which Path Logic has added to the Company’s product portfolio.  The total amount of goodwill which is expected to be deductible for tax purposes is approximately $3.7 million, which will be amortized on the Company’s tax returns over fifteen years.

Note E – Intangible Assets

As a result of the acquisition of Clarient in December 2015, see Note D, we recorded $84.0 million in intangible assets comprised of $81.0 million in customer relationships amortized over a fifteen year period and $3.0 million in trade name which we are amortizing over a two year period.  Previously, we acquired Path Logic in July 2014 and recorded $1.93 million in customer relationships as an intangible asset.  We are amortizing these customer relationships over a thirteen year period.

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

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

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

In addition, the License Agreement provides for milestone payments to HDC, in cash or stock, based on sublicensing revenue and revenue generated from products developed as a result of the License Agreement. Milestone payments are in increments of $500,000 for every $2,000,000 in GAAP revenue recognized by us up to a total of $5,000,000 in potential milestone payments. After $20,000,000 in cumulative GAAP revenue has been recognized by us, HDC will receive a royalty of (i) 6.5% (subject to adjustment under certain circumstances) of Net Revenue (as defined in the License Agreement) generated from all Licensed Uses except for the cytogenetics and flow cytometry interpretation system and (ii) a royalty of 50% of Net Revenue (after the recoupment of certain development and commercialization costs) that we derive from any sublicensing arrangements for the cytogenetics and flow cytometry interpretation system. We have not made any milestone payments to HDC as of December 31, 2015.

Intangible assets as of December 31, 2015 and 2014 consisted of the following (in thousands):

		December 31, 2015
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	24 months	$3,000	$8	$2,992
Customer Relationships	156-180 months	82,930	247	82,683
Support Vector Machine (SVM) technology	108 months	500	213	287
Laboratory developed test (LDT) technology	164 months	1,482	416	1,066
Flow Cytometry and Cytogenetics technology	202 months	1,000	228	772
Total		$88,912	$1,112	$87,800

		December 31, 2014
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	156 months	$1,930	$71	$1,859
Support Vector Machine (SVM) technology	108 months	500	167	333
Laboratory developed test (LDT) technology	164 months	1,482	297	1,185
Flow Cytometry and Cytogenetics technology	202 months	1,000	165	835
Total		$4,912	$700	$4,212

The Company recorded amortization expense of intangible assets in the consolidated statements of operations as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Amortization of intangible assets	$412	$295	$223

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

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2015 is as follows (in thousands):

Years Ending December 31,	As of December 31,
2016	$7,272
2017	7,264
2018	5,771
2019	5,771
2020	5,771
Thereafter	55,951
Total	$87,800

Note F – Debt

Term Loan

On December 30, 2015, the Company entered into a Term Loan and Guaranty Agreement (the “Term Loan Facility”) for which AB Private Credit Investors LLC is to act as the administrative agent and collateral agent.  The agreement provides for $55.0 million of borrowings.  On December 31, 2015 the Company had current outstanding borrowings of $550 thousand and long-term outstanding borrowings of $52.3 million, net of unamortized debt issuance costs of $2.2 million.

The interest rate for borrowings under the Term Loan Facility will be, at NeoGenomics Laboratories’ election, (i) (A) a base rate equal to the greatest of 4%, the prime rate, the federal funds rate plus 0.5% and the one month LIBOR rate plus 1%, plus (B) an initial applicable margin of 6% , or (ii) the (A) LIBOR rate for interest periods from one to twelve months, plus (B) an initial applicable margin of 7%, with a minimum LIBOR of 1.00%. Interest on borrowings under the facility will be reduced to Base Rate plus 5.5% or LIBOR plus 6.50% upon the later of (i) NeoGenomics’ achieving maximum total leverage of less than 2.0 to 1.0 and (ii) January 1, 2017.

NeoGenomics and all of its present and future subsidiaries (other than NeoGenomics Laboratories) are guarantors under the Term Loan Facility. The Term Loan Facility contains the following financial covenants: (i) maintenance of a maximum total leverage ratio of 4.0 to 1.0 (stepping down over time to 3.25 to 1.0), and (ii) maintenance of a minimum consolidated fixed charge coverage ratio of 1.10 to 1.0 (stepping up over time to 1.25 to 1.0).   These covenants are effective beginning with the quarter ending March 31, 2016.

The Term Loan Facility also contains various affirmative and negative covenants, such as the delivery of financial statements, tax authority compliance, maintenance of property, limitations on additional debt, restriction of dividends and other standard clauses.

The Term Loan Facility has a maturity of five years. In addition, the Term Loan Facility provides for annual amortization payments in an amount equal to 1.0% of the original principal amount of the term loan, paid in quarterly installments, and mandatory prepayments with (i) proceeds of certain assets sales and recovery events, (ii) proceeds of certain debt issuances, (iii) proceeds of certain extraordinary receipts, as defined, (iv) a portion of certain tax refunds and insurance proceeds, and (v) a portion of excess cash flow as defined.

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

Auto Loans

The company has auto loans with various financial institutions.  The auto loan terms range from 36-60 months and carry interest rates from 0.0% to 5.2%.

Capital Leases

The Company has entered into capital leases to purchase laboratory and office equipment.  These leases expire at various dates through 2020 and the weighted average interest rate under such leases was approximately 8.04% at December 31, 2015. Many of these leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value.

Property and equipment acquired under capital lease agreements, see Note C, are pledged as collateral to secure the performance of the future minimum lease payments.

Maturities of Long-Term Debt

Maturities of long-term debt at December 31, 2015 are summarized as follows (in thousands):

	Debt	Capital Lease Obligations & Car Loans	Total Long Term Debt
2016	$550	$5,327	$5,877
2017	545	3,494	4,039
2018	539	1,668	2,207
2019	534	526	1,060
2020	52,854	189	53,043
	$55,022	$11,204	$66,226
Less: Interest on capital leases	—	(1,498)	(1,498)
	55,022	9,706	64,728
Less: Current portion of long-term debt	(550)	(4,584)	(5,134)
Less: Debt issuance costs	(2,218)	—	(2,218)
Long-term debt, net	$52,254	$5,122	$57,376
Short-Term Debt - Revolving Credit Facility

On December 30, 2015, the Company entered into a Credit Agreement (the “Revolving Credit Facility”) for which Wells Fargo Bank, N.A., is to act as the administrative agent.  The Revolving Credit Facility provides for up to $25.0 million of revolving loans and a letter of credit subfacility for $1.0 million. Borrowings under the revolver and the letter of credit subfacility are limited to a borrowing base comprised of 85% of the expected net value of certain billed and unbilled accounts receivable less reserve amounts established by Wells Fargo Bank, N.A.

The interest rate for borrowings under the Revolving Credit Facility will be, at NeoGenomics Laboratories’ election, (i) (A) a base rate equal to the greatest of the prime rate, the federal funds rate plus 0.5% and the three month LIBOR rate plus 1%, plus (B) an applicable margin ranging from 2.0% to 2.5%, or (ii) the (A) LIBOR rate plus (B) an applicable margin ranging from 3.0% to 3.5%. NeoGenomics will also pay 0.25% per year on any unused portion of the revolver.

NeoGenomics is a guarantor under the Revolving Credit Facility.  All of NeoGenomics’ present and future subsidiaries (including NeoGenomics Laboratories) are borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains the following financial covenants: (i) maintenance of a maximum total leverage ratio (funded indebtedness (including the outstanding amounts under the Credit Facilities), plus capitalized lease obligations, divided by EBITDA) of not more than 4.0 to 1.0 (stepping down over time to 3.25 to 1.0), (ii) maintenance of a minimum consolidated fixed charge coverage ratio (EBITDA less capital expenditures not financed with debt or certain equity), divided by the sum of cash interest expense, scheduled payments and mandatory prepayments of principal on indebtedness, taxes and restricted payments) of at least 1.1 to 1.0 (stepping up over time to 1.25 to 1.0) and (iii)

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

maintenance of a minimum cash velocity equal to or greater than 80%.  These covenants are effective beginning with the quarter ending March 31, 2016.

The Revolving Credit Facility also contains various affirmative and negative covenants, such as the delivery of financial statements, tax authority compliance, maintenance of property, limitations on additional debt, restriction of dividends and other standard clauses.

The Revolving Credit Facility has a maturity of five years, maturing on December 30, 2020. In addition, the Revolving Credit Facility provides for mandatory prepayment in the event that the borrowing base is less than the aggregate amount of the advances outstanding under the revolver and any letters of credit, which prepayment will be equal to the amount necessary to remedy the over-advance.

On December 31, 2015, the company had outstanding borrowings under the Revolving Credit Facility of approximately $8.9 million, net debt acquisition costs of approximately $1.1 million.  There was approximately $15 million in available credit under the Revolving Credit Facility to be drawn upon as needed.

In February 2008, the Parent Company, NeoGenomics Laboratories (“Borrower”), and CapitalSource Finance LLC (“Capital Source”) entered into a Revolving Credit and Security Agreement which was subsequently amended in April 2010, March 2012, January 2013 and January 2014.  The Revolving Credit and Security Agreement was further amended in July 2014 to add Path Labs, LLC as a new borrower.

On August 26, 2014 we repaid all outstanding amounts and terminated the Revolving Credit and Security Agreement facility. We paid CapitalSource termination fees of $61,000 in connection with the termination. We also wrote off unamortized debt issuance costs of approximately $37,000.

Note G – Class A Redeemable Convertible Preferred Stock

On December 30, 2015, the Company issued 14,666,667 shares of its Series A Redeemable Convertible Preferred stock (“Series A Preferred Stock”) as part of the consideration being given to acquire all of the outstanding stock of Clarient Inc. (see Note D).  The Series A Preferred Stock has a face value of $7.50 per share for a total liquidation value of $110 million.

The Company recorded the Series A Preferred Stock at a fair value of approximately $73.2 million or $4.99 per share on the date of issuance.  The difference between the fair value of $73.2 million and the liquidation value of $110 million represents a discount of $36.8 million from the initial face value as a result of assessing the impact the rights and features (listed below) of the instrument and their effect on the value to the issuer and holder.

The shares of Series A Preferred Stock have the following rights and features:

Rank

The Series A Preferred Stock will be senior to all other classes and series of our capital stock, including our common stock and other series of preferred stock (collectively, “Junior Stock”) that we may issue in the future, including with respect to dividend and other distribution rights or rights upon a liquidation event as defined.

Voting Rights

Each holder of Series A Preferred Stock will have such number of votes for each share of Series A Preferred Stock held of record by such holder on an as-converted (into common stock) basis, on each matter upon which holders of common stock have the right to vote and will vote together with the holders of common stock (and any other class or series which may be similarly entitled to vote) as one class on all matters upon which holders of common stock have the right to vote, and not as a separate class or series other than as set forth below.

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

In addition to any other vote of our stockholders required under applicable law, if any shares of Series A Preferred Stock remain outstanding at any point in time, the affirmative vote or written consent of the holders of at least a majority of the then issued and outstanding shares of Series A Preferred Stock, voting together as a single class, will be required for us to effect any corporate action (whether taken by amendment, merger, consolidation or otherwise) to:

•	increase or decrease the authorized number of shares of Series A Preferred Stock;
•

create or authorize the creation of or issue any equity security, including any security convertible into or exchangeable for any equity security, of any other class or series having rights, preferences or privileges ranking on parity with or senior to or prior to the Series A Preferred Stock;

•	change the powers, designations, preferences, limitations, restrictions, voting or other rights of the Series A Preferred Stock set forth in the Certificate of Designations;
•	alter or amend any provision of our Articles of Incorporation or Bylaws in a manner adverse to the rights of the Series A Preferred Stock set forth in the Certificate of Designations;
•

redeem, repurchase or otherwise acquire any Junior Stock, except for repurchases of Junior Stock held by our employees, independent contractors, consultants or medical doctors upon termination of their employment or services pursuant to employment agreements, consulting agreements or settlement agreements providing for such repurchase;

•	after the closing of the Transaction, issue any additional shares of Series A Preferred Stock, except as required pursuant to the terms of the Certificate of Designations;
•	effect an exchange, reclassification or cancellation of all or part of the Series A Preferred Stock; or
•	change the Series A Preferred Stock into the same or a different number of shares, with or without par value, of the same or another class.

Dividends

Commencing on the one year anniversary of the first date on which shares of Series A Preferred Stock are issued (the “Original Issue Date”) and ending on the date on which the Series A Preferred Stock automatically converts as described in “—Automatic Conversion” below, in the event that any shares of Series A Preferred Stock remain issued and outstanding, dividends (the “PIK Dividends”) on each share of Series A Preferred Stock will accrue quarterly in arrears on the last day of each March, June, September and December, and in kind in an amount of shares of Series A Preferred Stock equal to (a) the product of the PIK Dividend rate described in the table below for the period indicated, multiplied by the then effective Liquidation Preference, as defined, per share of Series A Preferred Stock, divided by (b) four.

For the Period:	PIK Dividend Rate per Annum in Effect
Commencing on the Original Issue Date and ending on the 1st anniversary of the Original Issue Date	0.0%
Commencing on the day after the 1st anniversary of the Original Issue Date and ending on the 4th anniversary of the Original Issue Date	4.0%
Commencing on the day after the 4th anniversary of the Original Issue Date and ending on the 5th anniversary of the Original Issue Date	5.0%
Commencing on the day after the 5th anniversary of the Original Issue Date and ending on the 6th anniversary of the Original Issue Date	6.0%
Commencing on the day after the 6th anniversary of the Original Issue Date and ending on the 7th anniversary of the Original Issue Date	7.0%
Commencing on the day after the 7th anniversary of the Original Issue Date and ending on the 8th anniversary of the Original Issue Date	8.0%
Commencing on the day after the 8th anniversary of the Original Issue Date and ending on the 9th anniversary of the Original Issue Date	9.0%
Commencing on the day after the 9th anniversary of the Original Issue Date and ending on the date of automatic conversion	10.0%

The PIK Dividends are cumulative and accrue whether or not they have been earned or declared and whether or not there are profits, surplus or other funds of NeoGenomics legally available for the payment of PIK Dividends. On December 31 of each year, beginning

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

on the first anniversary of the Original Issue Date and ending on the date on which the Series A Preferred Stock automatically converts as described in “—Automatic Conversion” below, all PIK Dividends which have accrued on a share of Series A Preferred Stock outstanding during such calendar year (or such shorter period in the case of the initial period) will be added to the then effective Liquidation Preference of such share of Series A Preferred Stock. In the event of a redemption or conversion of the Series A Preferred Stock or a Liquidation Event on any date other than December 31 of any calendar year, the redemption amount payable upon a redemption, the Liquidation Preference and the shares of Series A Preferred Stock so convertible in connection therewith, as applicable, will be increased by PIK Dividends in an amount equal to the Liquidation Preference multiplied by the product of (a) the PIK Dividend rate in effect for such year reflected in the table above, and (b) the quotient of (x) the number of calendar days elapsed from January 1 of such year to the date of consummation of such redemption, conversion or Liquidation Event, as applicable, divided by (y) 360.

If, on account of an increase in the Liquidation Preference of a share of Series A Preferred Stock pursuant to the preceding paragraph, any holder of Series A Preferred Stock would be prohibited by any applicable law, rule or regulation from holding its Series A Preferred Stock or converting all of its Series A Preferred Stock at the then effective conversion price, without receiving the consent of any governmental authority that has not been obtained at such time, then the Liquidation Preference will not be increased, and such PIK Dividend will be paid in cash in lieu of such increase in the Liquidation Preference. If the condition set forth above ceases to exist prior to the date of an optional conversion or the date of the automatic conversion of the Series A Preferred Stock, the Liquidation Preference will be increased to such Liquidation Preference that would then be in effect as if such condition had not existed. If 14,666,667 shares of Series A Preferred Stock are issued at the closing of the Transaction and not redeemed prior to automatic conversion into our common stock on the tenth anniversary of closing, we would be required to issue an additional 10,775,454 shares of Series A Preferred Stock as PIK Dividends.

Liquidation, Dissolution or Winding-up; Liquidation Preference

To the extent not prohibited by applicable law, upon the occurrence of any Liquidation Event, each holder of Series A Preferred Stock will be entitled to receive, prior and in preference to any distribution of any of the assets or funds of NeoGenomics to the holders of shares of Junior Stock out of the assets of NeoGenomics legally available therefor, whether such assets are capital, surplus or earnings, an amount, payable in cash, equal to $7.50 plus all declared and unpaid dividends thereon, including all accrued and unpaid PIK Dividends regardless of whether there has been any payment-in-kind with respect thereto and after giving effect to the second paragraph under “—Dividends”, in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and similar events with respect to such shares (the “Liquidation Preference”), for each share of Series A Preferred Stock held by such holder. “Liquidation Event” means any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, and any Deemed Liquidation Event.

A Deemed Liquidation Event includes any of the following: (a) the acquisition by any person other than a holder of Series A Preferred Stock or an affiliate thereof of 50% or more of our voting securities; (b) any consolidation or merger of NeoGenomics with or into any other corporation or other entity or person, or any other corporate reorganization, in which our stockholders immediately prior to such consolidation, merger or reorganization, own less than 50% of our voting power immediately after such consolidation, merger or reorganization; and (c) any sale, lease, license, transfer or other disposition of all or substantially all of the assets, technology or intellectual property of NeoGenomics, other than non-exclusive licenses granted in the ordinary course of our business.

Automatic Conversion

Each share of Series A Preferred Stock issued and outstanding as of the tenth anniversary of the Original Issue Date will automatically convert into fully paid and non-assessable shares of common stock. The number of shares of common stock to which a holder of Series Preferred Stock will be entitled upon conversion will be equal to the quotient of the then effective Liquidation Preference, divided by the then effective conversion price. The conversion price will be equal to $7.50, multiplied by the conversion rate, which will initially be equal to 1.0, but is subject to anti-dilution adjustments that may occur prior to the date of the automatic conversion.

Optional Conversion by Holder

At any time, from and after the third anniversary of the Original Issue Date, to the extent the VWAP of our common stock equals or exceeds $8.00 per share, as adjusted for any stock dividends, combinations, splits, recapitalizations and similar events with respect to shares of our common stock, for 30 consecutive trading days, any holder, upon written notice, will have the right to convert any or all shares of Series A Preferred Stock it owns into fully paid and non-assessable shares of common stock. The number of shares of common stock to which a holder of Series Preferred Stock will be entitled upon conversion will be equal to the quotient of the then

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

effective Liquidation Preference, divided by the then effective conversion price, and the date upon which we receive the holder’s notice of conversion will be the effective date of any optional conversion. For purposes of the foregoing, “VWAP” means, as of any applicable date of determination, the volume weighted average per share price of shares of our common stock on the applicable trading day on the principal national securities exchange on which our common stock is listed or admitted to trading.

Conversion Rate and Conversion Price

The conversion price for the Series A Preferred Stock will be $7.50 per share, multiplied by the then effective conversion rate. The conversion rate in effect for conversion of each share of Series A Preferred Stock into common stock will initially be 1.0, subject to adjustments for stock splits, reclassifications and certain distributions and as described under “—Reorganizations, Mergers and Consolidations”.

No Fractional Shares

We will not be required to issue or cause to be issued fractional shares of common stock pursuant to any provision of the Certificate of Designations. If any fraction of a share of common stock would be issuable pursuant to the Certificate of Designations, the number of shares of common stock to be issued will be rounded up to the nearest whole share.

Redemption at the Option of the Company

At any time, and from time to time, we may redeem for cash all, or any portion of, the outstanding Series A Preferred Stock at a price per share equal to the then effective Liquidation Preference, provided the aggregate amount redeemed at such time is not less than (a) from the Original Issue Date until the fourth anniversary thereof, $10.0 million and (b) thereafter, $5.0 million, and in each case only in $1.0 million increments above such amounts. The amount payable by us in the event of a redemption during the period from the Original Issue Date until the fourth anniversary thereof will be discounted as set forth below under “—Redemption Discounts”.

Redemption at the Option of the Holder Upon Future Capital Raise

For so long as any shares of Series A Preferred Stock remain outstanding, in the event that we issue any other class or series of equity or common stock equivalents or any unsecured debt securities for cash consideration, we are required to apply at least 50% of the net cash proceeds from any such issuance to redeem shares of Series A Preferred Stock for cash at a redemption price per share equal to the then effective Liquidation Preference. Cash proceeds received by us in connection with the exercise of options, warrants or similar securities that we issued to our employees, directors independent contractors, consultants or medical doctors as compensation will not be applied to the redemption of shares of Series A Preferred Stock. The amount payable by us in the event of a redemption during the period from the Original Issue Date until the fourth anniversary thereof will be discounted as set forth below under “—Redemption Discounts”.

Redemption Discounts

Commencing on the Original Issue Date and ending on the fourth anniversary thereof, in the event that any shares of Series A Preferred Stock are redeemed, the amount payable by us for each share being redeemed will be reduced by an amount determined by multiplying the discount rate listed below for the period in which the redemption is consummated by the then effective Liquidation Preference before such discount is applied.

For the Period:	Discount
Commencing on the Original Issue Date and ending on the 1st anniversary of the Original Issue Date	9.0909%
Commencing on the day after the 1st anniversary of the Original Issue Date and ending on the 2nd anniversary of the Original Issue Date	6.8182%
Commencing on the day after the 2nd anniversary of the Original Issue Date and ending on the 3rd anniversary of the Original Issue Date	4.5455%
Commencing on the day after the 3rd anniversary of the Original Issue Date and ending on the 4th anniversary of the Original Issue Date	2.2727%

From and after the fourth anniversary of the Original Issue Date, no reduction will be made for any amount payable in connection with a redemption.

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

Reorganizations, Mergers and Consolidations

In case of any consolidation or merger of NeoGenomics with any other entity (other than a wholly owned subsidiary of NeoGenomics), or in case of any sale or transfer of all or substantially all of our assets, or in case of any share exchange pursuant to which all of the outstanding shares of common stock are converted into other securities or property of NeoGenomics, we will, prior to or at the time of such transaction, make appropriate provision or cause appropriate provision to be made so that holders of each share of Series A Preferred Stock then outstanding will have the right thereafter to convert such shares of Series A Preferred Stock into the kind and amount of shares of stock and other securities and property receivable upon such consolidation, merger, sale, transfer or share exchange by a holder of the number of shares of common stock into which such share of Series A Preferred Stock could have been converted immediately prior to the effective date of such consolidation, merger, sale, transfer or share exchange. If in connection with any such consolidation, merger, sale, transfer or share exchange, each holder of shares of common stock is entitled to elect to receive either securities, cash or other assets upon completion of such transaction, we will provide or cause to be provided to each holder of Series A Preferred Stock the right to elect the securities, cash or other assets into which the Series A Preferred Stock held by such holder will be convertible after consummation of any such transaction on the same terms and subject to the same conditions applicable to holders of the common stock.

Prohibitions on Transfers

No sale, exchange, delivery, assignment, transfer, disposal, encumbrance, pledge or hypothecation, whether voluntary, involuntary, by operation of law, or resulting from death, disability or otherwise may be made by a holder of any shares of Series A Preferred Stock without our express written consent, except that a holder may transfer shares of Series A Preferred Stock to an affiliate of such holder upon written notice to us.

Amendments; Modifications

No provision of the Certificate of Designations may be amended, except in a written instrument signed by NeoGenomics and holders of at least a majority of the shares of Series A Preferred Stock then outstanding.

Accretion of Series A Preferred Stock

The Company recorded the Series A Preferred Stock at fair value on the date of issuance, net of the issue discount to liquidation value of $36.8 million.  In addition, the Series A Preferred Stock will accrue dividends at an increasing rate as described in “—Dividends” above.  Since the dividends accrue at an escalating rate the Company records deemed dividends using the effective interest method starting from the date of issuance.  The total amount of deemed dividends and the issue discount are as follows (in thousands):

Fair Value	$73,200
Issue Discount	36,800
PIK Dividends	80,816
10 Year Liquidation Value	$190,816

The fair value of the Series A Preferred Stock will be accreted to the ten year liquidation value of $190.8 million using an effective interest rate of approximately 10.06% as follows (in thousands):

	Anniversary of Closing Date
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Fair Value	$73,200	$80,560	$88,661	$97,576	$107,387	$118,185	$130,069	$143,147	$157,541	$173,382
Deemed Dividends	7,360	8,101	8,915	9,811	10,798	11,884	13,078	14,394	15,841	17,434
	$80,560	$88,661	$97,576	$107,387	$118,185	$130,069	$143,147	$157,541	$173,382	$190,816

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

Beneficial Conversion Feature

The fair value of the common stock into which the Series A Preferred Stock was convertible at the date of issuance exceeded the allocated purchase price fair value of the Series A Preferred Stock by approximately $44.7 million on the date of issuance, resulting in a beneficial conversion feature. The Company will recognize the beneficial conversion feature as non-cash, deemed dividend to the holders of Series A Preferred Stock over the first three years the Series A Preferred Stock is outstanding, as the date the stock first became convertible is three years from the issue date.

The calculation of the Beneficial Conversion Feature is as follows (in thousands except share and per share amounts):

Issue date fair value	$73,200	Common shares the stock converts into	14,666,667
Common shares the stock coverts into	14,666,667	Excess fair value of stock over conversion price	$3.05
Effective conversion price	$4.99	Value of beneficial conversion feature	$44,720

Stock price on issue date	$8.04	Fair Value	$73,200
Effective conversion price	$4.99	Value of Beneficial Conversion Feature	$(44,720)
Excess fair value over conversion price	$3.05	Carrying Value	$28,480

Classification

The Company classified the convertible preferred stock as temporary equity on the consolidated balance sheets due to certain change in control events that are outside the Company’s control, including deemed liquidation events described in “—Liquidation, Dissolution or Winding-up; Liquidation Preference” above.

Note H – Income Taxes

Significant components of the provision for income taxes for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014		2013
Current:
Federal	$56		$113		$93
State	101		44		59
Total Current Provision	$157		$157		$152
Deferred:
Federal	$(1,866)		$—		$—
State	(245)		—		—
Total Deferred Provision (Benefit)	$(2,111)	$		$

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31, 2015, 2014 and 2013 is as follows:

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

	2015	2014	2013
Federal statutory tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal income tax benefit	4.41%	3.37%	1.77%
Non-deductible expenses	(29.17)%	5.89%	1.89%
Non-deductible stock options and warrants	(10.24)%	4.00%	14.45%
Non-deductible tax expense	0.00%	8.79%	—%
Prior year adjustments for stock compensation	(0.26)%	(27.93)%	—%
Other, net	—%	—%	0.26%
Valuation allowance	49.49%	(15.96)%	(45.44)%
Effective tax rate	48.23%	12.16%	6.93%

The prior year adjustments for stock compensation in the rate reconciliation for 2014 primarily relate to the recognition of deferred tax assets for non-qualified stock options from prior years, although such deferred tax assets would be fully reserved by a valuation allowance.

The valuation allowance is allocated between the current and noncurrent classification depending on the division of deferred tax assets between current and noncurrent classifications.  At December 31, 2015 and 2014, our current and non-current deferred income tax assets and liabilities consisted of the following (in thousands):

	2015	2014
Current deferred income tax assets:
Allowance for doubtful accounts	$15,201	$1,548
Accrued vacation	962	334
Other accruals	476	—
Other	29	38
Subtotal	16,668	1,920
Less valuation allowance	-	(1,099)
Total net current deferred income tax assets	$16,668	$821
Non-current deferred income tax assets (liabilities):
Net operating loss carry-forwards	$502	$1,336
AMT credit carry-forward	152	96
Nonqualified stock options and warrants	1,377	560
Accumulated depreciation and amortization	(34,440)	(1,672)
Subtotal	(32,409)	320
Less valuation allowance	—	(1,141)
Total net non-current deferred income tax liability	(32,409)	(821)
Net deferred income tax asset (liability)	$(15,741)	$—

At December 31, 2015, 2014 and 2013, the Company had federal net operating loss carry forwards of approximately $7.0 million, $8.2 million and $3.4 million, respectively and state net operating loss carry forwards of approximately $0.5 million, $2.3 million and $1.2 million, respectively. The net operating loss amount differs from the recorded deferred tax asset due to the Company not recording the windfall benefit on the exercise of options. Assuming our net operating loss carry forwards are not disallowed because of certain “change in control” provisions of the Internal Revenue Code, these net operating loss carry forwards expire in various years beginning in the year ending December 31, 2028.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  We previously established a valuation allowance to fully reserve our net deferred income tax assets as such assets did not meet the more likely than not recognition standard established by ASC Topic 740. As of December 31, 2015, due to an increase of deferred tax liabilities resulting from the acquisition of Clarient, management has determined that sufficient positive evidence exists to conclude that it is more likely than not that additional deferred taxes are realizable and therefore reduced the valuation allowance to zero.  Our valuation allowance decreased by approximately $2,240,800, $174,000 and $552,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. For federal and state purposes, we have open tax years from the tax years ended December 31, 2008 to December 31, 2015.  We are not currently subject to any ongoing income tax examinations.

We have examined our current and past tax positions taken, and have concluded that it is more likely than not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate. As of December 31, 2015, 2014, and 2013, we had no unrecognized tax benefits. In the event interest or penalties will be accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense. As of December 31, 2015, we had no accrued interest or penalties related to uncertain tax positions.

Note I – Net Income (Loss) per Share

The following table provides the computation of basic and diluted net income (loss) per share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(2,535)	$1,132	$2,033
Deemed dividends on preferred stock	40	-	-
Amortization of preferred stock beneficial conversion feature	82	-	-
Net income (loss) available to common stockholders	$(2,657)	$1,132	$2,033

Basic weighted average common shares outstanding	60,526	53,483	48,263
Effect of potentially dilutive securities	-	2,533	4,512
Diluted weighted average shares outstanding	60,526	56,016	52,775
Basic net income (loss) per share attributable to common stockholders	$(0.04)	$0.02	$0.04
Diluted net income (loss) per share	$(0.04)	$0.02	$0.04

We have adopted the two class method in calculating earnings per share as we have determined our preferred shares to be participating securities.  Under this method, we have included in weighted average shares outstanding all of our preferred shares as we have assumed conversion to common shares.  We have not allocated the net loss to our participating shareholders as they do not have a contractual obligation to share in losses.

For the year ended December 31, 2015, there were 103,000 options and no warrants excluded from the calculation of diluted earnings per share as anti-dilutive. For the year ended December 31, 2014, there were 400,000 options and no warrants excluded from the calculation of diluted earnings per share as anti-dilutive. For the year ended December 31, 2013, there were 341,000 options and no warrants excluded from the calculation of diluted earnings per share as anti-dilutive.

Note J – Stock Options, Stock Purchase Plan and Warrants

Stock Option Plan

On December 21, 2015, the board of directors of Parent (the “Board of Directors”) further amended the Amended and Restated Equity Incentive Plan (“the Amended Plan”), which amended and restated the Equity Incentive Plan, originally effective as of October 14, 2003, and previously amended and restated effective as of October 31, 2006, April 16, 2013 and May 4, 2015. The Amended Plan allows for the award of equity incentives, including stock options, stock appreciation rights, restricted stock awards, stock bonus awards, deferred stock awards, and other stock-based awards to certain employees, directors, or officers of, or key non-employee advisers or consultants, including contracted physicians to the Company or its subsidiaries. The Amended Plan, which expires on October 15, 2025, provides that the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the Amended Plan is 12,500,000.

As of December 31, 2015, option and stock awards for 5,326,505 shares were outstanding, including 800,000 options issued outside of the Amended Plan to Douglas VanOort, the Company’s Chairman and Chief Executive Officer. A total of approximately 4,081,940

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

shares were available for future option and stock awards under the Amended Plan. Options typically expire after 5 - 10 years and generally vest over 3 or 4 years, but each grant’s expiration, vesting and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors or by the Chairman and Chief Executive Officer by virtue of authority delegated to him by the Compensation Committee.

The fair value of each stock option award granted during the years ended December 31, 2015, 2014 and 2013 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

	2015	2014	2013
Expected term (in years)	2.5 – 4.6	3.0 – 4.6	2.5 – 4.5
Risk-free interest rate (%)	1.2%	1.0%	0.7%
Expected volatility (%)	51%	50%	46%
Dividend yield (%)	0.0%	0%	0%
Weighted average fair value/share at grant date	$1.84	$1.50	$1.19

The status of our stock options and stock awards are summarized as follows:

	Number Of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	5,777,212	$1.02

Granted	416,000	3.66
Exercised	(438,998)	0.85
Canceled	(28,916)	1.47
Outstanding at December 31, 2013	5,725,298	1.22

Granted	760,500	4.21
Exercised	(2,387,327)	0.76
Canceled	(86,375)	2.39
Outstanding at December 31, 2014	4,012,096	2.04

Granted	1,819,000	4.90
Exercised	(492,091)	1.45
Canceled	(12,500)	3.19
Outstanding at December 31, 2015	5,326,505	3.07
Exercisable at December 31, 2015	2,608,284	1.69

The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2015, as well as options granted, vested and forfeited during the year was as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	1,627,718	$1.35
Granted in 2015	1,765,500	2.55
Vested in 2015	(667,497)	0.57
Forfeited in 2015	(7,500)	1.39
Non-vested at December 31, 2015	2,718,221	2.22

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

The following table summarizes information about our options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
0.31 – 1.00	1,010,503	0.22	$0.80	1,010,503	0.22	$0.80
1.01 – 1.50	572,170	0.73	1.43	509,670	0.70	1.43
1.51 – 3.00	881,500	1.17	1.74	664,832	1.16	1.73
3.01 – 4.00	640,835	2.79	3.66	264,863	2.65	3.71
4.01 – 5.00	2,060,997	4.24	4.76	148,416	3.88	4.56
5.01 – 7.85	160,500	4.48	6.54	10,000	3.69	5.44
	5,326,505	2.42	3.07	2,608,284	1.02	1.69

As of December 31, 2015, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $25.5 million and the aggregate intrinsic value of currently exercisable stock options was approximately $16.0 million. The intrinsic value of each option share is the difference between the fair market value of NeoGenomics common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $7.87 closing stock price of NeoGenomics Common Stock on December 31, 2015, the last trading day of 2015. The total number of in-the-money options outstanding and exercisable as of December 31, 2015 was approximately 2.6 million.

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was approximately $2,470,000, $8,882,000 and $1,200,000, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options was approximately $714,000, $1,807,000 and $372,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The total fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was approximately $3,347,000, $1,139,000 and $493,000, respectively. The total fair value of option shares vested during the years ended December 31, 2015, 2014 and 2013 was approximately $871,000, $540,000 and $349,000.

We recognize stock-based compensation expense over the vesting period using the straight-line basis over the awards’ requisite service periods for employees and variably for non-employees due to the market-to-market adjustments at the end of each reporting period. Stock compensation cost recognized for the years ended December 31, 2015, 2014 and 2013 related to stock options was approximately $2,889,000, $511,000 and $666,000, respectively. As of December 31, 2015, there was approximately $4,861,000 of total unrecognized stock-based compensation cost, related to unvested stock options granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Employee Stock Purchase Plan

Effective January 1, 2007, the Company began sponsoring an Employee Stock Purchase Plan (“ESPP”), under which eligible employees may purchase Common Stock, by means of limited payroll deductions, at a 5% discount from the fair market value of the Common Stock as of specific dates. In accordance with ASC Topic 718-50 Compensation – Stock Compensation – Employee Share Purchase Plans, the ESPP is considered non-compensatory and does not require the recognition of compensation cost because the discount offered to employees does not exceed 5%. Shares issued pursuant to this plan were 73,958, 90,285 and 76,595 for the years ended December 31, 2015, 2014 and 2013, respectively.

Common Stock Warrants

From time to time, the Company issues warrants to purchase its common stock. These warrants have been issued for consulting services, in connection with the Company’s credit facilities and sales of its common stock, and in connection with employment agreements and for compensation to directors. These warrants are valued using trinomial lattice pricing model and using the volatility,

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

market price, strike price, risk-free interest rate and dividend yield appropriate at the date the warrants were issued. Stock compensation costs recognized for the years ended December 31, 2015, 2014 and 2013 was approximately $0, $51,000 and $263,000, respectively for warrants excluding the Albitar Warrants referenced below.

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

In the event of a change of control of the Company in which the consideration payable to common stockholders of the Company has a deemed value of at least $4.00 per share, any unvested portion of the Albitar Warrants will immediately vest in full.  The options expire on January 9, 2017.

On December 31, 2015 the Albitar Warrants were valued at approximately $920,000 based on a trinomial lattice model with the following terms:

Expected term in years	2.3
Risk-free interest rate (%)	0.5%
Weighted average expected volatility (%)	51.8%
Dividend yield (%)	0%

We recorded stock compensation expense of approximately $422,000, $49,000 and $231,000 for these warrants during the years ended December 31, 2015, 2014 and 2013, respectively.  The vesting requirements under (i) above have been met, and the remaining 120,000 warrants remain un-vested as of December 31, 2015.  The warrants expire on January 9, 2017.

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

On May 3, 2010, warrants to purchase 450,000 shares of common stock at an exercise price of $1.50 per share were granted to Mr. Steven C. Jones (see Note L). These warrants, which were subject to time and performance requirements, are fully vested as of December 31, 2014.

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2012	1,358,333	$1.24
Granted	—	—
Exercised	—	—
Expired	—	—
Cancelled	—	—
Warrants outstanding, December 31, 2013	1,358,333	1.24
Granted	—	—
Exercised	(458,333)	—
Expired	(250,000)	—
Cancelled	—	—
Warrants outstanding, December 31, 2014	650,000	1.48
Granted	—	—
Exercised	—	—
Expired	—	—
Cancelled	—	—
Warrants outstanding, December 31, 2015	650,000	$1.48
Warrants exercisable at December 31, 2015	530,000	$1.49

The number and weighted average grant-date fair values of warrants non-vested at the beginning and end of 2015, as well as options granted, vested and forfeited during the year was as follows:

	Number of Warrants	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	120,000	$1.43
Granted in 2015	—	—
Vested in 2015	—	—
Forfeited in 2015	—	—
Non-vested at December 31, 2015	120,000	$1.43

The following table summarizes information on warrants outstanding at December 31, 2015:

Number outstanding	Exercise price	Issued	Expired
450,000	$1.50	5/3/2010	5/2/2017
200,000	$1.43	1/12/2012	1/12/2017
650,000	$1.48

Note K – Commitments and Contingencies

Operating Leases

The Company leases its laboratory and office facilities under non-cancelable operating leases. These operating leases expire at various dates through December 2020 and generally require the payment of real estate taxes, insurance, maintenance, utility and operating costs. The Company has approximately 49,000 square feet of office and laboratory space at our corporate headquarters in Fort Myers, Florida. In addition, we maintain laboratory and office space in Aliso Viejo, West Sacramento, Fresno and Irvine, California; Nashville, Tennessee; Houston, Texas and Tampa, Florida.

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

The following is a schedule of future minimum obligations under non-cancelable operating leases as of December 31, 2015 (in thousands):

Years ending December 31,
2016	$3,215
2017	2,439
2018	1,490
2019	1,537
2020	1,580
Thereafter	—
Total minimum lease payments	$10,261

Rent expense for the years ended December 31, 2015, 2014 and 2013 was approximately $1.9 million, $1.7 million and $1.1 million, respectively and is included in costs of revenues and in general and administrative expenses, depending on the allocation of work space in each facility. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease.

Purchase Commitments

The Company has agreements in place to purchase a specified level of reagents from certain vendors. These purchase commitments expire at various dates through October 2019. The purchase commitments as of December 31, 2015 are as follows (in thousands):

Years ending December 31,
2016	$2,535
2017	1,294
2018	941
2019	838
2020	378
Thereafter	—
Total purchase commitments	$5,986

Capital Lease Obligations

The Company’s capital lease obligations expire at various times through 2019 and the weighted average interest rates under such leases approximated 8.04% at December 31, 2015. Some of our leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value. Future minimum lease payments under capital lease obligations, including those described above are (in thousands):

Property and equipment acquired under capital lease agreements (see Note C) are pledged as collateral to secure the performance of the future minimum lease payments above.

Employment Contracts

The agreements with our Chief Executive Officer, Chief Medical Officer, Chief Operating Officer, Chief Information Officer and Chief Financial Officer contain some or all of the following:

•	Clauses that allow for continuous automatic extensions of one year unless timely written notice terminating the contract is provided to such officers (as defined in the agreements).
•	Clauses that provide for accelerated vesting of the options granted pursuant to such agreements at the time of certain changes of control of the Company.
•

Clauses that provided for 6-12 months of severance benefits in the event that such officers are terminated without “cause” (as defined in the agreements) by the Company. The base salaries for these officers in 2016 are expected to approximate $2,147,000.

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

Note L – Related Party Transactions

During the years ended December 31, 2015, 2014 and 2013, Steven C. Jones, a director of the Company, earned approximately $261,500, $257,500 and $254,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance and reimbursement of incurred expenses.  Mr. Jones also earned $578,900, $177,500 and $72,500 as payment of bonuses for the periods indicated above.  The bonus earned for the year ended December 31, 2015 was comprised of  $500,000 in recognition of the services provided in connection with the Company’s acquisition of Clarient, Inc. and the related financing.  This amount was paid to Aspen Capital Advisors, LLC (“Aspen’) for which Mr. Jones is a managing director, pursuant to a consulting agreement entered into between Aspen and the Company on November 11, 2015.  The remaining $78,900 was earned as part of a management incentive plan.

On May 4, 2015, the Company granted Steven C. Jones 225,000 stock options to purchase shares of parent common stock.  The options were granted at a price of $4.78 per share and had a weighted average fair market value of $1.80 per option.  The options vest ratably over the next three years on each anniversary date.  10,000 of the options were accounted for as granted to a Director of the Company, consistent with similar grants at that time to other Directors.  The remaining 215,000 stock options have been accounted for as granted to a non-employee as they relate to his services to the Company as a consultant. .

On May 3, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with Steven Jones (the “Consultant” or “Mr. Jones”) whereby Mr. Jones would continue to provide consulting services to the Company in the capacity of Executive Vice President of Finance. The Consulting Agreement has an initial term from May 3, 2010 through April 30, 2013, which initial term automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. In addition, the Company has the right to terminate the Consulting Agreement by giving written notice to the Consultant the year prior to the effective date of termination. The Consultant has the right to terminate the Consulting Agreement by giving written notice to the Company three months prior to the proposed termination date, provided, however, the Consultant is required to provide an additional three months of transition services to the Company upon reasonable request by the Company. The Consulting Agreement specifies an annual base retainer compensation of $180,000 per year, which was subsequently increased to $210,000 per year in April 2012. Mr. Jones annual compensation was increased to $250,000 on January 1, 2013. Mr. Jones annual compensation was increased to $260,000 in March 2014. Mr. Jones is also eligible to receive an annual cash bonus based on the achievement of certain performance metrics with a target of 30% of his base retainer. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the CEO of the Company and approved by the Board of Directors. On May 3, 2010, the Company also entered into a warrant agreement with the Consultant and it issued a warrant to purchase 450,000 shares of the Company’s common stock, which were all vested as of December 31, 2014.

Note M – Retirement Plan

We maintain a defined-contribution 401(k) retirement plan covering substantially all employees (as defined). Our employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. In addition, we match any employees’ contributions at the rate of 50% of every dollar contributed up to 4% of the respective employee’s salary (2% Company match). Effective, January 1, 2016 this benefit will increase to 75% of every dollar contributed by employee up to 4% of the respective employee’s compensation (3% match).  We made matching contributions of approximately $493,000, $358,000 and $275,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

Note N – Equity Transactions

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

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

Common Stock issued to GE Medical

As discussed in Note D, The Company issued 15,000,000 shares of common stock as consideration for the acquisition of Clarient.  The common stock includes restrictions imposed on the holder in the Investor Board Rights, Lockup and Standstill Agreement.

Restricted Stock Awards

On June 16, 2015 the Company granted two newly elected directors of Parent each 1,560 shares of restricted stock.  Such restricted stock vests ratably over each of the subsequent three quarters so long as the director continues to serve as a member of the Board of Directors.  The fair market value of each grant of restricted stock on the award date was deemed to be $9,079 or $5.82 per share, which was the closing price of Parent’s common stock on the day before the grant was approved by the compensation committee of the Board of Directors.

On April 16, 2015 the Company granted four directors of Parent each 2,080 shares of restricted stock.  Such restricted stock vests ratably over each of the subsequent three quarters so long as the director continues to serve as a member of the Board of Directors.  .  The fair market value of each grant of restricted stock on the award date was deemed to be $10,025 or $4.82 per share, which was the closing price of Parent’s common stock on the day before the grant was approved by the compensation committee of the Board of Directors.

On April 15, 2014, the Company granted 125,000 shares of restricted stock to Douglas M. VanOort. Such restricted shares vest on the third anniversary of the grant date so long as Mr. VanOort remains Chairman and Chief Executive Officer of the Company. The fair market value of the grant of restricted stock on award date was deemed to be $381,250 or $3.05 per share, which was the closing price of the Company’s common stock on the day before the grant as approved by the board of directors. We recorded approximately 127,000 and $91,000 of stock compensation expense for the years ended December 31, 2015 and 2014, respectively, related to this restricted stock.

On April 15, 2014 the Company granted each of the four independent directors 3,000 shares of restricted stock for a total of 12,000 shares. Such restricted stock vests ratably over each of the subsequent three quarters so long as the director continues to serve as a member of the Board of Directors.  . The fair market value of each grant of restricted stock on award date was deemed to be $9,150 or $3.05 per share, which was the closing price of the Company’s common stock on the day before the grant as approved by the board of directors. We recorded approximately $36,000 of stock compensation expense for the year ended December 31, 2014 related to this restricted stock.

On October 27, 2014, the Company granted 1,500 shares of restricted stock to Bruce K. Crowther. Such restricted stock vested over the subsequent two quarters based on Mr. Crowther’s service on the board of directors. The fair market value of the grant on the award date was deemed to be $7,365 or $4.91 per share which was the closing price of the Company’s common stock on the day before the grant as approved by the board of directors. We recorded approximately $2,000 of stock compensation expense for the year ended December 31, 2014 related to this grant.

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

The number and weighted average grant date fair values of restricted stock non-vested at the beginning and end of 2015, 2014 and 2013, as well as stock awards granted, vested and forfeited during the year are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	40,000	$1.44
Granted in 2013	—	—
Vested in 2013	(32,000)	1.44
Forfeited in 2013	—	—
Nonvested at December 31, 2013	8,000	1.44
Granted in 2014	138,500	3.07
Vested in 2014	(18,125)	2.45
Forfeited in 2014	—	—
Nonvested at December 31, 2014	128,375	3.06
Granted in 2015	11,440	5.08
Vested in 2015	(12,820)	4.56
Forfeited in 2015	—	—
Nonvested at December 31, 2015	126,995	3.10

End of Financial Statements

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

Supplementary Data

Selected Quarterly Financial Data (unaudited) (in thousands, except per share data)

	For the Quarters Ended				Total
	03/31/15	06/30/15	09/30/15	12/31/15	2015
Net revenues	$23,026	$24,370	$25,126	$27,280	$99,802
Gross profit	$9,544	$10,813	$11,171	$12,228	$43,756
Net (loss)	$(761)	$(176)	$(125)	$(1,473)	$(2,535)
Deemed dividends on preferred stock and amortization of preferred stock beneficial conversion feature	$-	$-	$-	$122	$122
Net (loss) available to common stockholders	$(761)	$(176)	$(125)	$(1,595)	$(2,657)
Net (loss) per common share:
Basic	$(0.01)	$(0.00)	$(0.00)	$(0.03)	$(0.04)
Diluted	$(0.01)	$(0.00)	$(0.00)	$(0.03)	$(0.04)
Weighted average common shares outstanding – Basic	60,277	60,425	60,537	60,859	60,526
Weighted average shares outstanding – Diluted	60,277	60,425	60,537	60,859	60,526

	For the Quarters Ended				Total
	03/31/14	06/30/14	09/30/14	12/31/14	2014
Net revenues	$18,182	$20,670	$23,217	$25,000	$87,069
Gross profit	$8,709	$10,239	$10,294	$11,472	$40,714
Net income (loss)	$102	$274	$(291)	$1,047	$1,132
Net income (loss) per common share:
Basic	$0.00	$0.01	$(0.01)	$0.02	$0.02
Diluted	$0.00	$0.01	$(0.01)	$0.02	$0.02
Weighted average common shares outstanding – Basic	49,277	49,890	54,444	60,043	53,483
Weighted average shares outstanding – Diluted	53,469	53,733	54,444	62,732	56,016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, and information required to be disclosed in our reports to the Commission, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions and decisions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. As the acquisition of Clarient, Inc. occurred in the fourth quarter of 2015, management has excluded, from its assessment of internal control over financial reporting as of December 31, 2015. Clarient, Inc. is a wholly-owned subsidiary of NeoGenomics, Inc. whose total assets and total revenue represented 76% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated and attested to in their report that is included in Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and as otherwise, set forth in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” and as otherwise set forth in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” and as otherwise set forth in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” and as otherwise set forth in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included under the caption “Independent Auditors” and as otherwise set forth in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K

Exhibit No.	Description of Exhibit	Location

2.1	Stock Purchase Agreement, dated as of October 20, 2015, by and among NeoGenomics Laboratories, Inc. and GE Medical Holding AB	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 26, 2015

2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of December 28, 2015, by and among NeoGenomics Laboratories, Inc. and GE Medical Holding AB	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on February 10, 1999

3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2002	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.4	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on December 28, 2015	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

3.5	Certificate of Designation of Series A Convertible Preferred Stock	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

3.6	Amended and Restated Bylaws	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on October 17, 2014

3.7	Amendment to Amended and Restated Bylaws	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed with the SEC on November 6, 2015

10.1	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.2	Amended and Restated Shareholders’ Agreement dated March 23, 2005 among NeoGenomics, Inc., a Nevada corporation, Michael Dent, Aspen Select Healthcare, LP, John Elliot, Steven Jones and Larry Kuhnert	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on November 28, 2008

10.3	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.4	Amended and Restated Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated January 21, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit No.	Description of Exhibit	Location

10.5	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.6	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.7	Warrant Agreement between NeoGenomics, Inc. and SKL Family Limited Partnership, L.P. issued January 23, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.8	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 14, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.9	Warrant Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. issued March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.10	Subscription Documents	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.11	Investor Registration Right Agreement	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.12†	Revolving Credit and Security Agreement, dated February 1, 2008, by and between NeoGenomics, Inc., a Nevada corporation, NeoGenomics, Inc., a Florida corporation, and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.13	Master Lease Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Florida corporation, and Leasing Technologies International Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.14	Guaranty Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Leasing Technologies International, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.15

First Amendment to Revolving Credit and Security Agreement, dated November 3, 2008, among NeoGenomics, Inc., a Florida corporation, NeoGenomics, Inc., a Nevada corporation, and CapitalSource Finance LLC

Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.16*	Employment Agreement, dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.17	Subscription Agreement dated March 16, 2009 between the Douglas M. VanOort Living Trust and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.18	Warrant Agreement dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.19†	Second Amendment to Revolving Credit and Security Agreement, dated April 14, 2009, among NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit No.	Description of Exhibit	Location

10.20	Registration Rights Agreement dated July 24, 2009 between NeoGenomics, Inc. and Abbott Laboratories	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 30, 2009

10.21†	Strategic Supply Agreement dated July 24, 2009, between NeoGenomics Laboratories, Inc. and Abbott Molecular Inc.	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.22*	Amended and Restated Employment Agreement dated October 28, 2009 between NeoGenomics, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2009

10.23*	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and George Cardoza	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.24	Third Amendment to Revolving Credit and Security Agreement dated March 26, 2011 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 29, 2010

10.25†	Amended and Restated Revolving Credit and Security Agreement dated April 26, 2011 between NeoGenomics Laboratories, Inc., NeoGenomics, Inc., and CapitalSource Finance LLC	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.26	Consulting Agreement dated May 3, 2010 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 4, 2010

10.27	Warrant Agreement dated May 3, 2010 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 4, 2010

10.28	Master Lease Agreement dated September 9, 2011 between the Company and Garic, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, as filed with the SEC on October 25, 2011

10.29	Medical Services Agreement dated January 9, 2012 between Albitar Oncology Consulting, LLC and NeoGenomics Laboratories, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.30*	Letter Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.31	Confidentiality and Non-Competition Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.32	Confidentiality, Title to Work Product and Non-Solicitation Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.33	Master License Agreement, dated January 6, 2012, between NeoGenomics Laboratories, Inc. and Health Discovery Corporation	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit No.	Description of Exhibit	Location

10.34*	Stock Option Agreement, dated February 14, 2012, between NeoGenomics Laboratories, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 12, 2012

10.35	Second Amendment to Amended and Restated Credit and Security Agreement dated January 25, 2013 between NeoGenomics, Inc. and CapitalSource Finance LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 21, 2013

10.36	Purchase Agreement dated February 27, 2013 between NeoGenomics, Inc. and Craig Hallum Capital Group, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 28, 2013

10.37*	Offer Letter between NeoGenomics Laboratories, Inc. and Steven Ross dated April 19, 2013	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2013

10.38	Confidentiality, Non-Solicitation and Non-Compete Agreement dated April 22, 2013 between NeoGenomics Laboratories, Inc. and Steven Ross	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2013

10.39	Third Amendment to Amended and Restated Credit and Security Agreement dated January 24, 2014 between NeoGenomics, Inc. and CapitalSource Finance LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 24, 2014

10.40	Membership Interest Purchase Agreement by and among NeoGenomics Laboratories, Inc., Path Labs, LLC, and Path Labs Holdings, LLC, dated July 8, 2014	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 11, 2014

10.41*	Employment Agreement, dated September 18, 2014 by and between NeoGenomics, Inc. and Robert J. Shovlin	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 3, 2014

10.42	Confidentiality, Non-Solicitation and Non-Compete Agreement, dated September 18, 2014 by and between NeoGenomics, Inc. and Robert J. Shovlin	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 3, 2014

10.43	Investor Board Rights, Lockup and Standstill Agreement, dated December 30, 2015, by NeoGenomics, Inc. and GE Medical Information Systems Technologies, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

10.44	Registration Rights Agreement, dated December 30, 2015, by and between NeoGenomics, Inc. and GE Medical Information Systems Technologies, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

10.45	Credit Agreement, dated December 30, 2015, by and among NeoGenomics, Inc. NeoGenomics Laboratories, Inc. Path Labs LLC, the lenders party thereto and Wells Fargo Bank, N.A.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

10.46

Term Loan and Guaranty Agreement, dated December 30, 2015, by and among NeoGenomics, Inc. NeoGenomics Laboratories, Inc. certain other subsidiaries of NeoGenomics, Inc. the lenders party thereto and AB Private Credit Investors LLC.

Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 17, 2015

10.46	Engagement Letter between Aspen Capital Advisors, LLC and NeoGenomics, Inc. dated November 11, 2015	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

10.48*	Warrant Agreement dated January 6, 2012 between NeoGenomics, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit No.	Description of Exhibit	Location

10.50*	Amended and Restated Equity Incentive Plan effective as of October 15, 2015, as approved by the Company’s stockholders on December 21, 2015.	Provided herewith

14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 20, 2011

21.1	Subsidiaries of NeoGenomics, Inc.	Provided herewith

23.1	Consent of Crowe Horwath, LLP	Provided herewith

23.2	Consent of Kingery & Crouse P.A.	Provided herewith

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.3	Certification by Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1**

Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Provided herewith

99.1	Charter of the Compliance Committee	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014

99.2	Charter of the Nominating and Corporate Governance Committee	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014

101.1

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders Equity (iv) the Consolidated Statements of Cash Flows and (v) related notes.

Provided herewith

†

Portions of the exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. The omitted information has been filed separately with the Securities and Exchange Commission.

*	Denotes a management contract or compensatory plan or arrangement.
**

The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of NeoGenomics, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2016	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Douglas M. VanOort	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2016
Douglas M. VanOort

/s/ Steven C. Jones	Executive Vice President, Finance and Director	March 15, 2016
Steven C. Jones

/s/ George A. Cardoza	Chief Financial Officer (Principal Financial Officer)	March 15, 2016
George Cardoza

/s/Edwin F. Weidig	Director of Finance (Principal Accounting Officer)	March 15, 2016
Edwin F. Weidig III

/s/ Kevin C. Johnson	Director	March 15, 2016
Kevin C. Johnson

/s/ Raymond R. Hipp	Director	March 15, 2016
Raymond R. Hipp

/s/ Bruce K. Crowther	Director	March 15, 2016
Bruce K. Crowther