Form 10-K/A
period 2015-12-31
NEOGENOMICS INC
filed 2016-04-18
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     ☐   Yes     ☒   No

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $327.3 million, based on the closing price of the registrant’s common stock of $5.41 per share on June 30, 2015.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 9, 2016: 75,863,608

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEOGENOMICS, INC.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 15, 2016 (“Original Form 10-K”).  This amendment is filed to (i) correct an error on the cover page of the Original Form 10-K relating to the aggregate market value of our common stock held by non-affiliates, (ii) correct a typographical error in the date of the Report of Independent Registered Public Accounting Firm of Kingery & Crouse P.A., contained in Item 8 of the Original Form 10-K.  Such date is corrected by this amendment from February 24, 2016 to February 24, 2014 and (iii) correct a typographical error on page 103 of the Original Form 10-K (page 38 of the Amendment) under the Capital Lease Obligations section of Note K - Commitments and Contingencies to correct the reference to the table of future minimum lease payments under capital leases and correctly reference that information to where it appears in Note F.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Item 8 of the Form 10-K in this Amendment. However, there have been no changes to the text of such item other than the changes stated in the immediately preceding paragraph. Furthermore, there have been no changes to the XBRL data filed in Exhibit 101.1 of the Original Form 10-K.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Original Form 10-K or reflect any events that have occurred after the filing of the Original Form 10-K.

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

NeoGenomics is a guarantor under the Revolving Credit Facility.  All of NeoGenomics’ present and future subsidiaries (including NeoGenomics Laboratories) are borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains the following financial covenants: (i) maintenance of a maximum total leverage ratio (funded indebtedness (including the outstanding amounts under the Credit Facilities), plus capitalized lease obligations, divided by EBITDA) of not more than 4.0 to 1.0 (stepping down over time to 3.25 to 1.0), (ii) maintenance of a minimum consolidated fixed charge coverage ratio (EBITDA less capital expenditures not financed with debt or certain equity), divided by the sum of cash interest expense, scheduled payments and mandatory prepayments of

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

principal on indebtedness, taxes and restricted payments) of at least 1.1 to 1.0 (stepping up over time to 1.25 to 1.0) and (iii) maintenance of a minimum cash velocity equal to or greater than 80%.  These covenants are effective beginning with the quarter ending March 31, 2016.

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

Optional Conversion by Holder

At any time, from and after the third anniversary of the Original Issue Date, to the extent the VWAP of our common stock equals or exceeds $8.00 per share, as adjusted for any stock dividends, combinations, splits, recapitalizations and similar events with respect to

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

shares of our common stock, for 30 consecutive trading days, any holder, upon written notice, will have the right to convert any or all shares of Series A Preferred Stock it owns into fully paid and non-assessable shares of common stock. The number of shares of common stock to which a holder of Series Preferred Stock will be entitled upon conversion will be equal to the quotient of the then effective Liquidation Preference, divided by the then effective conversion price, and the date upon which we receive the holder’s notice of conversion will be the effective date of any optional conversion. For purposes of the foregoing, “VWAP” means, as of any applicable date of determination, the volume weighted average per share price of shares of our common stock on the applicable trading day on the principal national securities exchange on which our common stock is listed or admitted to trading.

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

As of December 31, 2015, option and stock awards for 5,326,505 shares were outstanding, including 800,000 options issued outside of the Amended Plan to Douglas VanOort, the Company’s Chairman and Chief Executive Officer. A total of approximately 4,081,940 shares were available for future option and stock awards under the Amended Plan. Options typically expire after 5 - 10 years and generally vest over 3 or 4 years, but each grant’s expiration, vesting and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors or by the Chairman and Chief Executive Officer by virtue of authority delegated to him by the Compensation Committee.

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

NEOGENOMICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

Common Stock Warrants

From time to time, the Company issues warrants to purchase its common stock. These warrants have been issued for consulting services, in connection with the Company’s credit facilities and sales of its common stock, and in connection with employment agreements and for compensation to directors. These warrants are valued using trinomial lattice pricing model and using the volatility, market price, strike price, risk-free interest rate and dividend yield appropriate at the date the warrants were issued. Stock compensation costs recognized for the years ended December 31, 2015, 2014 and 2013 was approximately $0, $51,000 and $263,000, respectively for warrants excluding the Albitar Warrants referenced below.

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

Capital Lease Obligations

The Company’s capital lease obligations expire at various times through 2019 and the weighted average interest rates under such leases approximated 8.04% at December 31, 2015. Some of our leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value. See Note F for future minimum lease payments under capital lease obligations, including those described above.

Property and equipment acquired under capital lease agreements (see Note C) are pledged as collateral to secure the performance of the future minimum lease payments shown in Note F.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements: See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K-A.

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

32.1*

Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Provided herewith

* The certification attached as Exhibit 32.1 that accompanies this Form 10-K/A is not deemed filed with the SEC and is not to be incorporated by reference into any filing of NeoGenomics, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 18, 2016	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chief Executive Officer