Form 10-Q
period 2016-03-31
NEOGENOMICS INC
filed 2016-05-10
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

As of April 20, 2016, the registrant had 77,117,678 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to NeoGenomics, Inc., a Nevada corporation and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories” or the “Subsidiary”), Path Labs LLC, a Delaware limited liability company (“PathLogic”) and Clarient, Inc. a Delaware Corporation and its wholly owned subsidiaries Clarient Diagnostic Services, Inc. (together “Clarient”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), which are subject to the “safe harbor” created by those sections.  These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management.  The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.  These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth under “Risk Factors” and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016, and amended on April 18, 2016.

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

•	Regulatory developments in the United States including increasing downward pressure on health care reimbursement;
•	Our ability to maintain our license under the Clinical Laboratory Improvement Amendments of 1988;
•	Food and Drug Administration proposed regulation of Laboratory Developed Tests (“LDT’s”);
•	Failure to timely or accurately bill for our services;
•	Our ability to expand our operations and increase our market share;
•	Our ability to expand our service offerings by adding new testing capabilities;
•	Our ability to meet our future capital requirements;
•	Our ability to integrate acquired businesses, including our acquisition of Clarient, Inc. and costs related to such acquisitions;
•	The impact of internalization of testing by customers;
•	Our ability to compete with other diagnostic laboratories;
•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;
•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure;
•	Our ability to generate sufficient cash flow from our license agreement with Health Discovery Corporation to support its fair value; and
•	The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$19,256	$23,420
Accounts receivable (net of allowance for doubtful accounts of $7,343 and $4,759, respectively)	50,088	48,943
Inventories	5,334	5,108
Other current assets	6,525	4,889
Total current assets	81,203	82,360
Property and equipment (net of accumulated depreciation of $30,135 and $26,534, respectively)	33,559	34,577
Intangible assets, net	85,774	87,800
Goodwill	146,179	146,421
Other assets	129	129
Total assets	$346,844	$351,287
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,288	$12,464
Accrued compensation	9,185	6,217
Accrued expenses and other liabilities	4,980	7,374
Revolving credit facility, net	—	8,869
Short-term portion of capital leases	4,267	4,534
Short-term portion of loans	596	600
Total current liabilities	34,316	40,058
Long-term liabilities
Long-term portion of capital leases	4,124	5,040
Long-term portion of loans, net	52,316	52,336
Deferred income tax liability, net	15,916	15,741
Total long-term liabilities	72,356	73,117
Total liabilities	106,672	113,175
Commitments and contingencies - see Note I
Redeemable convertible preferred stock:
Series A Redeemable Convertible Preferred Stock, $0.01 par value, (50,000,000 shares authorized; and 14,666,667 shares issued and outstanding, respectively)	34,169	28,602
Stockholders' equity
Common stock, $.001 par value, (250,000,000 shares authorized; 77,033,608 and 75,820,307 shares issued and outstanding, respectively)	77	76
Additional paid-in capital	233,401	231,375
Accumulated deficit	(27,475)	(21,941)
Total stockholders’ equity	206,003	209,510
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$346,844	$351,287

See notes to unaudited consolidated financial statements

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
NET REVENUE
Clinical testing revenue	$54,622	$22,839
BioPharma & research revenue	5,082	187
Total Revenue, net	59,704	23,026

COST OF REVENUE	32,531	13,482

GROSS MARGIN	27,173	9,544
Operating expenses:
General and administrative	18,005	6,522
Research and development	1,446	669
Sales and marketing	5,800	2,914
Total Operating Expenses	25,251	10,105
INCOME (LOSS) FROM OPERATIONS	1,922	(561)
Interest expense, net	1,593	195
Income (loss) before taxes	329	(756)
Income tax expense	174	5
NET INCOME (LOSS)	155	(761)
Deemed dividends on preferred stock	1,840	—
Amortization of preferred stock beneficial conversion feature	3,727	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,412)	$(761)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.07)	$(0.01)
Diluted	$(0.07)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	76,068	60,277
Diluted	76,068	60,277

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$155	$(761)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of business acquisition:
Depreciation	3,585	1,586
Amortization of intangibles	2,026	93
Amortization of debt issue costs	182	-
Stock based compensation – options, restricted stock and warrants	703	401
Provision for bad debts	2,663	602
Changes in assets and liabilities, net of business acquisition:
(Increase) in accounts receivable, net of write-offs	(3,809)	(1,610)
(Increase) decrease in inventories	(225)	21
Decrease (increase) in prepaid expenses	(401)	(42)
Decrease in other current assets	—	1
(Decrease) in accounts payable and other liabilities	2,180	(1,078)
Net cash provided by (used in) operating activities	7,059	(787)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,001)	(842)
Net cash used in investing activities	(1,001)	(842)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility	(10,044)	—
Repayment of capital lease obligations/loans	(1,379)	(921)
Issuance of common stock for the exercise of options, warrants and ESPP shares, net of transaction expenses	1,201	109
Net cash used in financing activities	(10,222)	(812)
Net change in cash and cash equivalents	(4,164)	(2,441)
Cash and cash equivalent, beginning of period	23,420	33,689
Cash and cash equivalents, end of period	$19,256	$31,248
Supplemental disclosure of cash flow information:
Interest paid	$1,416	$212
Income taxes paid	207	5
Supplemental disclosure of non-cash investing and financing information:
Equipment acquired under capital lease/loan obligations	173	2,525

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note A – Nature of Business and Basis of Presentation

NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO” or, “NeoGenomics Laboratories”), Path Labs LLC., a Delaware Limited Liability Corporation (“PathLogic”) and Clarient Inc., a Delaware Corporation, and its wholly-owned subsidiary Clarient Diagnostic Services, Inc. (together, “Clarient”), (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these accompanying interim consolidated financial statements. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016 and as amended and filed with the SEC on April 18, 2016.

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

We have one reportable operating segment that delivers testing services to hospitals, pathologists, oncologists, other clinicians and researchers and represents 100% of the Company’s consolidated assets, net revenues and net income for each of the quarters ended March 31, 2016 and 2015. Also, at March 31, 2106, all of our services were provided within the United States and all of our assets were located in the United States.

Reclassification of Prior Year Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation.  For the period ended March 31, 2016, the Company retrospectively adopted ASU 2015-17 and thus revised the classification of deferred tax assets on the Consolidated Balance Sheets.  The deferred tax assets that were presented as of December 31, 2015 have offset the deferred tax liabilities and been presented as a long term liability under the description deferred tax liabilities, net.  The Company also revised the classification on the Consolidated Statement of Operations by separating other income from interest expense.  These changes in classification have no net effect on the previously reported cash flows in the Consolidated Statements of Cash Flows, Consolidated Balance Sheets or Statements of Operations for any period.

Note B — Recently Issued Accounting Guidance

Effective January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes. The standard update was issued to simplify the presentation of deferred income taxes and required deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years and interim periods within those fiscal years, beginning after December 31, 2016.  Earlier application is permitted as of the beginning of an interim or annual period.  The Company has early adopted this ASU and applied the amendments retrospectively to all deferred tax liabilities and assets presented.  The effect of the adoption on the Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, was the offset of long term deferred tax liabilities by current deferred tax assets of $16,668,000.

Effective September 2015, the FASB issued ASU 2015-16, Business Combinations. The standard update was issued to simplify the accounting for measurement period adjustments.  The update requires that adjustments to provisional amounts identified during the measurement period be recognized in the period determined.  The effect of these adjustments on current earnings that would have been related to previously reported earnings is required to be disclosed.  ASU 2015-16 is effective for fiscal years and interim periods

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

within those fiscal years, beginning after December 31, 2015.  The update should be applied prospectively to adjustments that occur after the effective date of this update.  The Company has adopted this ASU 2015-16 and it did not have a material effect on Company’s earnings for the period ended March 31, 2016.

Note C — Acquisitions

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

The cash consideration paid as part of the purchase price was funded through the following:

•	The Company paid approximately $10.7 million using cash on hand
•	Approximately $9.5 million, net of transaction costs was funded using a revolving credit facility
•	Approximately $53.6 million, net of transaction costs was funded using a term loan

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

The Company issued 14,666,667 shares of Series A Preferred Stock as consideration for the acquisition of Clarient.  The rights of the Series A Preferred Stock are described in Note F. We estimated the fair value of the Series A Preferred Stock consideration using significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The fair value of the Series A Preferred Stock at the acquisition date was $73.2 million or $4.99 per share.  This fair value was further reduced by the intrinsic value assigned to the beneficial conversion feature to arrive at a carrying amount of $28.6 million.

On a fully diluted basis, assuming full conversion of the Series A Preferred Stock, GE Medical would own approximately 32% of NeoGenomics.  In addition, pursuant to the Investor Board Rights, Lockup and Standstill Agreement, NeoGenomics has appointed a director designated by GE Medical to the Board.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of December 30, 2015. The Company is in the process obtaining input from third-party valuations of its tangible and intangible assets and other information necessary to measure the remaining assets acquired and liabilities assumed; thus, the provisional measurements

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

of current assets, property and equipment, intangible assets, goodwill, current liabilities, net deferred tax liabilities and long-term liabilities are subject to change.

The preliminary acquisition fair values below are presented as of December 30, 2015 (in thousands):

	December 30, 2015 (As Initially Reported)	Measurement Period Adjustments	December 30, 2015 (As Adjusted)
Current assets, including cash and cash equivalents of $890	$31,978	$-	$31,978
Property and equipment	19,241	-	19,241
Identifiable intangible assets – customer relationships	84,000	-	84,000
Goodwill	143,493	(242)	143,251
Total assets acquired	278,712	(242)	278,470
Current liabilities	(12,631)	242	(12,389)
Deferred tax liability	(17,904)	-	(17,904)
Long-term liabilities	(103)	-	(103)
Net assets acquired	$248,074	$-	$248,074

Of the $84.0 million of acquired intangible assets, $81.0 million was provisionally assigned to customer relationships which are being amortized over fifteen years and $3.0 million was provisionally assigned to trade names which are being amortized over two years.  For the periods ending March 31, 2016 and December 31, 2015, we recorded approximately $1.9 million and $36,000 of amortization expense respectively.  The amortization expense for the period ended December 31, 2015 represented two days of ownership of Clarient.

Goodwill arising from the acquisition of Clarient includes revenue synergies as a result of our existing customers and Clarient’s  customers having access to each other’s testing menus and capabilities and also from the new product lines which Clarient adds to the Company’s product portfolio.  None of the goodwill is expected to be deductible for income tax purposes.  The provisional fair value of accounts receivable acquired is approximately $27.6 million

The Company recognized acquisition related transaction costs of approximately $4.7 million during the year ended December 31, 2015.  These costs include due diligence, legal, consulting and other transaction related expenses associated with the acquisition of Clarient. These expenses were included in general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2015.  The Company also incurred debt issuance costs of $3.3 million which are recorded as reductions in the carrying amount of the related liabilities and are being amortized over the term of the loans.

The following unaudited pro forma information (in thousands), have been provided for illustrative purposes and are not necessarily indicative of results that would have occurred had the Acquisition been in effect since January 1, 2014, nor are they necessarily indicative of future results.

March 31 2015
Revenue	$54,316
Net (loss) attributable to common stockholders	(45,526)
(Loss) per share	$(0.60)
Basic	75,277
Diluted	75,277

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

The unaudited pro forma consolidated results during the quarter ended March 31, 2015 have been prepared by adjusting our historical results to include the Acquisition as if it occurred on January 1, 2014. These unaudited pro forma consolidated historical results were then adjusted for the following:

•	Remove transaction expenses from the year ended December 31, 2015 and record them in the year ended December 31, 2014
•

Adjustments to reflect amortization and depreciation expense associated with the acquired assets, partially offset by the elimination of the amortization and depreciation expense associated with Clarient’s historical assets.

•	Removal of costs associated with MultiOmyx, assets not acquired in the transaction, and to record royalty fees due to GE for continued use of the MultiOmyx product through a licensing agreement.
•	Remove general and administrative expenses related to a Lab Services Agreement with the Saudi Arabian National Guard Health Affairs, as GE Medical has retained this agreement.
•	Record interest expense under the Credit Facilities and amortization of financing costs classified as interest expense.
•	Remove royalty costs associated with the use of the GE brand as NeoGenomics will discontinue the use of the GE brand.
•	Accrue for dividends on the Series A Preferred stock and to amortize a portion of the beneficial conversion feature

As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined Company for the periods presented or that may be achieved by the combined Company in the future.

Note D — Goodwill and Intangible Assets

The Company has recorded Goodwill of $146.2 million as of March 31, 2016.  The changes in the carrying amount of goodwill for the three month period ended March 31, 2016 and for the year ended December 31, 2015 are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Balance as of January 1	$146,421	$2,929
Goodwill acquired during the period	-	143,492
Adjustment to preliminary value of goodwill (Note C)	(242)	-
Balance at end of period	$146,179	$146,421

Intangible assets as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

		March 31, 2016
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	24 months	$3,000	$383	$2,617
Customer Relationships	156 months	82,930	1,842	81,088
Support Vector Machine (SVM) technology	108 months	500	227	273
Laboratory developed test (LDT) technology	164 months	1,482	443	1,039
Flow Cytometry and Cytogenetics technology	202 months	1,000	243	757
Total		$88,912	$3,138	$85,774

		December 31, 2015
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	24 months	$3,000	$8	$2,992
Customer Relationships	156 months	82,930	247	82,683
Support Vector Machine (SVM) technology	108 months	500	213	287
Laboratory developed test (LDT) technology	164 months	1,482	416	1,066
Flow Cytometry and Cytogenetics technology	202 months	1,000	228	772
Total		$88,912	$1,112	$87,800

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

We recorded approximately $2.0 million and $93,000 in straight-line amortization expense of intangible assets in the three months ended March 31, 2016 and 2015, respectively.  The Company recorded amortization expense from customer relationships and trade names as a general and administrative expense.  We will continue to record the amortization of the Support Vector Machine (SVM) technology, the Laboratory developed tests (LDT) technology and the Flow Cytometry and Cytogenetics technology intangible assets as a research and development expense until the such time that we have products, services or cost savings directly attributable to these intangible assets that would require recordation in cost of goods sold.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2016 is as follows (in thousands):

Year Ending December 31,
Remainder of 2016	$5,246
2017	7,264
2018	5,771
2019	5,771
2020	5,771
2021	5,726
Thereafter	50,225
Total	$85,774

Note E — Debt

Term Loan

On December 30, 2015, the Company entered into a Term Loan and Guaranty Agreement (the “Term Loan Facility”) for which AB Private Credit Investors LLC is to act as the administrative agent and collateral agent.  The agreement provides for $55.0 million of borrowings.  On March 31, 2016, the Company had current outstanding borrowings of $550,000 and long-term outstanding borrowings of $52.2 million, net of unamortized debt issuance costs of $2.2 million.

The fair value of the Company’s Term loan is estimated by discounting the future cash flow using the Company’s current borrowing rates for similar types and maturities of debt, except for floating-rate notes for which the carrying amounts were considered a reasonable estimate of fair value.

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

NeoGenomics and all of its present and future subsidiaries (other than NeoGenomics Laboratories) are guarantors under the Term Loan Facility. The Term Loan Facility contains the following financial covenants: (i) maintenance of a maximum total leverage ratio of 4.0 to 1.0 (stepping down over time to 3.25 to 1.0), and (ii) maintenance of a minimum consolidated fixed charge coverage ratio of 1.10 to 1.0 (stepping up over time to 1.25 to 1.0).   These covenants are effective beginning with the quarter ending March 31, 2016.  The Company was in compliance with all such covenants as of March 31, 2016.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Auto Loans

The company has auto loans with various financial institutions.  The auto loan terms range from 36-60 months and carry interest rates from 0.0% to 5.2%.

Maturities of Long-Term Debt

Maturities of long-term debt at March 31, 2016 are summarized as follows (in thousands):

	Term Loan	Auto Loans	Total Long Term Debt
Remainder of 2016	$413	$40	$453
2017	550	40	590
2018	550	18	568
2019	550	14	564
2020	52,937	4	52,941
	$55,000	$116	$55,116
Less: Current portion of long-term debt	(550)	(46)	(596)
Less: Debt issuance costs, net	(2,204)	-	(2,204)
Long-term debt, net	$52,246	$70	$52,316

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

The carrying amount of the Revolving Credit Facility approximates fair value due to the short maturity and their variable market rates of interest that change with current Prime and no change in counterparty credit risk and were classified as Level 2 of the fair value hierarchy.

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

NeoGenomics is a guarantor under the Revolving Credit Facility.  All of NeoGenomics’ present and future subsidiaries (including NeoGenomics Laboratories) are borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains the following financial covenants: (i) maintenance of a maximum total leverage ratio (funded indebtedness (including the outstanding amounts under the Credit Facilities), plus capitalized lease obligations, divided by EBITDA) of not more than 4.0 to 1.0 (stepping down over time to 3.25 to 1.0), (ii) maintenance of a minimum consolidated fixed charge coverage ratio (EBITDA less capital expenditures not financed with debt or certain equity), divided by the sum of cash interest expense, scheduled payments and mandatory prepayments of principal on indebtedness, taxes and restricted payments) of at least 1.1 to 1.0 (stepping up over time to 1.25 to 1.0) and (iii) maintenance of a minimum cash velocity equal to or greater than 80%.  These covenants are effective beginning with the quarter ending March 31, 2016.  The Company was in compliance with such all covenants as of March 31, 2016.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

At March 31, 2016, the Company had no outstanding borrowings under the Revolving Credit Facility, nor under the letter of credit subfacility.  The related debt issuance costs of approximately $1.2 million have been reclassified into other current assets.  There is approximately $25 million in available credit under the Revolving Credit Facility to be drawn upon as needed.

Note F — Class A Redeemable Convertible Preferred Stock

On December 30, 2015, the Company issued 14,666,667 shares of its Series A Redeemable Convertible Preferred stock (“Series A Preferred Stock”) as part of the consideration for the acquisition of Clarient, see Note C.  The Series A Preferred Stock has a face value of $7.50 per share for a total liquidation value of $110 million.

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

Beneficial Conversion Feature

The fair value of the common stock into which the Series A Preferred Stock was convertible at the date of issuance exceeded the allocated purchase price fair value of the Series A Preferred Stock by approximately $44.7 million on the date of issuance, resulting in a beneficial conversion feature. The Company will recognize the beneficial conversion feature as non-cash, deemed dividend to the holders of Series A Preferred Stock over the first three years the Series A Preferred Stock is outstanding, as the date the stock first becomes convertible is three years from the issue date.  The amount recognized for the period ended March 31, 2016 was approximately $1.8 million.

Classification

The Company classified the convertible preferred stock as temporary equity on the consolidated balance sheets due to certain change in control events that are outside the Company’s control, including deemed liquidation events described in the Series A Certificate of Designation.

Note G — Revenue Recognition and Contractual Adjustments

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

	Three Months Ended March 31,
	2016	2015
Gross service revenues	$132,720	$53,631
Total contractual adjustments and discounts	(73,016)	(30,605)
Net revenues	$59,704	$23,026

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note H — Equity

A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2016 is as follows:

	Number of	Weighted average
	shares	exercise price
Options outstanding at December 31, 2015	5,326,505	$3.07
Options granted	762,500	6.77
Less:
Options exercised	1,218,292	0.92
Options canceled or expired	139,542	4.68
Options outstanding at March 31, 2016	4,731,171	3.42
Exercisable at March 31, 2016	1,753,494	$2.32

As of March 31, 2016, there was approximately $4.0 million of unrecognized share based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.4 years.

Stock based compensation expense recognized for stock options and restricted stock and included in the consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development expense	$(9)	$55
General and administrative expense	796	287
Total stock based compensation expense	$787	$342

Stock based compensation recorded in research and development relates to unvested options and warrants granted to a non-employee.

Common Stock Warrants

A summary of the warrant activity for the three months ended March 31, 2016 is as follows:

	Number of	Weighted average
	shares	exercise price
Warrants outstanding at December 31, 2015	650,000	$1.48
Warrants granted	—	—
Less:
Warrants exercised	—	—
Warrants canceled or expired	—	—
Warrants outstanding at March 31, 2016	650,000	1.48
Exercisable at March 31, 2016	530,000	$1.49

During the three months ended March 31, 2016 and 2015, we recorded $(84,000) and $59,000 of warrant compensation expense, respectively.  Warrant expense for the periods presented is recorded in research and development as the expense relates to unvested performance based warrants granted to a non-employee.

Note I — Commitments

During the three months ended March 31, 2016, the Company entered into leases for approximately $173,000 in laboratory and computer equipment. These leases have 36 month terms, a $1.00 buyout option at the end of the terms and interest rates of 5.0% and 6.01%.  The Company accounted for these lease agreements as capital leases.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note J — Other Related Party Transaction

During the three months ended March 31, 2016 and 2015, Steven C. Jones, a director of the Company, earned approximately $65,750 and $65,000 respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance and reimbursement of incurred expenses.  Mr. Jones also received $78,900 and $47,500 during the three months ended March 31, 2016 and 2015, respectively as payment of his annual bonus compensation for the previous fiscal years.

Note I—Subsequent Event

On April 20, 2016, the Compensation Committee of the Board of Directors granted 1,525,027 options to certain Executives and key employees of the Company. The options were granted at a price of $7.15 per share and had a weighted average fair market value of $2.50 per option for a total fair market value of $3.8 million. We expect our stock option compensation expense to increase by approximately $1.7 million, $1.4 million, $584,000, and $118,000 in the years ended December 31, 2016, 2017, 2018 and 2019, respectively.

END OF FINANCIAL STATEMENTS

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

On December 30, 2015, we acquired Clarient, Inc, (“Clarient”) and its wholly owned subsidiary Clarient Diagnostic Services, Inc. from GE Medical Holding AB (“GE Medical”), a subsidiary of General Electric Company, for approximately $249.5 million, consisting of (i) cash consideration of approximately $74.0 million, which included an approximately $6.7 million estimated working capital adjustment and adjustments for estimated cash on hand and estimated indebtedness of Clarient on the closing date, (ii) 15,000,000 shares of our common stock, and (iii) 14,666,667 shares of our series A convertible preferred stock (the “Acquisition”).  For additional information and risks associated with the acquisition, see "Risk Factors," which appears in Item 1A of the Form 10-K which was filed with the SEC on March 15, 2016 and amended on April 18, 2016.

We believe the acquisition will allow us to broaden our offering of innovative cancer diagnostic tests to hospitals and physicians across the United States and to accelerate growth in the worldwide market for pharmaceutical clinical trials and research. The following discussion of our business includes the effects of the acquisition of Clarient.

As of December 31, 2015, the Company had laboratory locations in Ft. Myers and Tampa, Florida; Aliso Viejo, Fresno, Irvine, and West Sacramento, California; Houston, Texas and Nashville, Tennessee, and currently offers the following types of genetic and molecular testing services:

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

d)

Immunohistochemistry (“IHC”) and Digital Imaging – Refers to the process of localizing proteins in cells of a tissue section and relies on the principle of antibodies binding specifically to antigens in biological tissues. IHC is widely used

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unaudited

e)

n the diagnosis of abnormal cells such as those found in cancerous tumors. Specific surface cytoplasmic or nuclear markers are characteristic of cellular events such as proliferation or cell death (apoptosis). IHC is also widely used to understand the distribution and localization of differentially expressed proteins.  Digital imaging allows clients to see and utilize scanned slides and perform quantitative analysis for certain stains.  Scanned slides are received online in real time and can be previewed often a full day before the glass slides can be shipped back to clients.

f)

Molecular testing - a rapidly growing cancer testing methodology that focuses on the analysis of DNA and RNA, as well as the structure and function of genes at the molecular level. Molecular testing employs multiple technologies including DNA fragment length analysis, real-time polymerase chain reaction (“RT-PCR”) RNA analysis, bi-directional Sanger sequencing analysis, and Next-Generation Sequencing (“NGS”).

g)

Pathology consultation - services provided to clients whereby our pathologists review surgical samples on a consultative basis. NeoGenomics is one of a few laboratories in the country with an electron microscopy lab which enables us to analyze complex renal cases.

h)

BioPharma Services and Clinical Trials – services supporting pharmaceutical firms in their drug development programs by supporting various clinical trials and other research initiatives.  This growing portion of our business often involves working with the pharmaceutical firms (sponsors) on study design as well as performing the required testing.  Our medical team often advises the investigators and works closely with the researchers as specimens are received from the enrolled sites.  We have also worked on developing tests that will be used as part of a companion diagnostic to determine patients’ response to a particular drug.  When studies are completed, our clinical trials team will report the data and often provide key analysis and insights back to the sponsors.

Our BioPharma Services and Clinical Trials group provides comprehensive testing services in support of our pharmaceutical clients’ oncology programs from discovery to commercialization.  In biomarker discovery, our aim is to help our customers discover the right content.  We help our customers develop a biomarker hypothesis by recommending an optimal platform for molecular screening and backing our discovery tools with the informatics to capture meaningful data.  In other pre and non-clinical work, we can use our research and testing platforms to characterize markers of interest.   Moving from discovery to development, we help our customers refine their biomarker strategy and, if applicable, develop a companion diagnostic pathway using the optimal technology for large-scale clinical trial testing.

After assay design and validation, we provide laboratory services for large scale clinical trial testing. Whether serving as the single contract research organization (“CRO”) or partnering one, our BioPharma Services and Clinical Trials team provides significant technical expertise and works closely with our customers to support each stage of clinical trial development.  Each trial we support comes with rapid turnaround time, dedicated project management and Quality Assurance oversight. We have experience in supporting FDA submissions for companion diagnostics and our pharma services activities are backed by our large clinical laboratory in Aliso Viejo, CA.  Our BioPharma Services and Clinical Trials business is supported by full-time sales associates.  Our goal remains focused on helping bring more effective oncology treatments to market through providing world class laboratory services in oncology.

Multiomyx™ - is a hyperplexed immunofluorescence assay technology that has similar staining characteristics as standard immunohistochemical stains, and has the significant advantage that up to 60 multiple proteins can be interrogated from a single FFPE section. Direct comparison of multiple biomarkers is made on the same cell, enabling routine co-expression analysis and identification of cells requiring multiple biomarkers staining. In addition to protein analysis, MultiOmyx is able to integrate genomic data utilizing FISH and NGS on the same sample to generate multiomic phenotypes.   Currently, we are only offering MultiomyxTM services to our BioPharma and research clients.

The clinical cancer testing services we offer to community-based pathologists are designed to be a natural extension of, and complementary to, the services that they perform within their own practices. We believe our relationship as a non-competitive partner to community-based pathology practices, hospital pathology labs and academic centers empowers them to expand their breadth of testing and provides a menu of services that we believe matches or exceeds the level of service found in any center of excellence around the world. Community-based pathology practices and hospital pathology labs may order certain testing services on a technical component only (“TC” or “tech-only”) basis, which allows them to participate in the diagnostic process by performing the professional component (“PC”) interpretation services without having to hire laboratory technologists or purchase the sophisticated equipment needed to perform the technical component of the tests. We also support our pathology clients with interpretation and consultative services using our own specialized pathologists for difficult or complex cases and provide overflow interpretation services when requested by clients.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unaudited

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

2016 Focus Areas: Drive a “One Company Culture, Integrate, Grow and Innovate

In the past several years, NeoGenomics has experienced rapid growth, substantially all of which has been organic. In December 2015, NeoGenomics completed its acquisition of Clarient from GE Medical.  As a result, we expect to more than double in revenue in 2016, and we have focused on several initiatives to continue to build our company to be the World’s leading cancer testing and information company.

Create a “One Company” Culture

We believe our acquisition of Clarient in 2015 presents us with a unique opportunity to create a unified corporate culture that supports our vision, values, and strategic objectives.  We believe that by engaging our people, we will be able to retain them and motivate them to meet and exceed the expectations of our clients.  Excellent teamwork is required as we implement best practices across our expanded testing disciplines and consolidate operations and facilities.

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

In addition, we are working to implement plans to consolidate our Irvine Lab facility into our Aliso Viejo Lab facility, and to further streamline the design and operation of this consolidated laboratory.  Historically, improvements in our processes and procedures have had a dramatic impact on our cost structure and have allowed us to absorb reductions in average revenue per test with minimal impact to gross margin.   For example, during the years ended December 31, 2015 and 2014, we reduced our average cost of goods sold per test in our legacy NeoGenomics business, which we define to exclude the PathLogic and Clarient businesses by 8.6% and 4.7%, respectively, versus the comparable periods in 2014 and 2013, and we have identified several other areas in the laboratory where we believe we can drive further automation and efficiencies.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unaudited

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

Our growth over the past several years has been significantly influenced by our sales team performance.  Our highly trained sales team has been successful in competing against other laboratories because we have one of the broadest and most comprehensive test menus in our industry.  Our sales team is experienced with the scientific complexity and medical necessity of our testing services, and understands the needs of our client pathologists and oncologists. Our sales representatives often become trusted advisors to our clients who rely on them and NeoGenomics, to keep up with the latest developments in the rapidly changing field of molecular genetics.  We have also been successful in expanding to new geographies where we did not previously have sales representation and this has helped us bring our service offerings to new clients.  We believe the strength of our sales team, comprehensive test menu, and our reputation for high quality services, positions us to further drive growth throughout 2016.

Our growth has also been aided by strong client retention.  We believe our high rates of client retention are due to strong service levels, our “tech-only” service offerings, and a culture of customer focus in which our engaged employees seek to deliver the highest customer satisfaction possible.  Our “tech-only” testing option allows local pathologists to participate with us in the testing process by interpreting results and performing the professional component of certain tests.  Our strong service levels are reinforced by a disciplined management process with a system of detailed measures and metrics to ensure committed turnaround times and customer service.  By retaining our existing customer base and bringing in a steady stream of new customers, we have been able to organically grow our business significantly faster than the growth rate of the overall market and we plan to continue these activities in 2016.

We will also look to grow our business through mergers or acquisitions if the right opportunities become available.  We are focused on strategic opportunities that would be complementary to our menu of services and would be accretive to our earnings and cash flow in the short to medium timeframe.  In 2014 we acquired Path Labs, LLC, doing business as (“PathLogic”), a provider of specialized anatomic pathology services to hospitals and physicians primarily in Northern California.  PathLogic provides high-quality Anatomic Pathology services with significant expertise in the sub-specialties of renal pathology, dermatopathology, women’s health and gastrointestinal and genitourinary pathology.

On December 30, 2015 we completed the acquisition of Clarient.  Clarient specializes in advanced genetic and molecular oncology diagnostic services and will enable NeoGenomics to broaden its offering of innovative cancer diagnostic tests to hospitals and physicians across the country, and to accelerate its growth in the fast-growing worldwide market for pharmaceutical clinical trials and research.  Complementary product offerings and expanded geographical reach of the combined Company are expected to provide customers with substantial benefits and create a significantly larger and more diversified provider of precision oncology diagnostics.  The Clarient transaction is a good example of the type of acquisition opportunity we will consider in the future.

Continuously Innovate

We are keenly focused on innovation, and believe this has been a key factor in our growth.  Over the past several years, we have developed over 125 new or improved molecular oncology tests and disease-specific panels, and believe we now have one of the most comprehensive oncology test menus of any laboratory in the world.  By launching new medically significant and necessary tests at a steady rate, we are able to provide cutting-edge developments in molecular genetics for clients and their patients, and we are developing our reputation as a leader in the field of molecular oncology.

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

Unaudited

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

We are also focused on opportunities to offer “liquid biopsy” testing. We recently launched twelve NeoLABTM liquid biopsy tests for hematological disease using next generation sequencing and other advanced molecular technologies.  These twelve new tests use cell-free circulating DNA and RNA found in blood plasma to identify molecular abnormalities in the bone marrow without the need for a bone marrow biopsy.  The technology is based on the concept that hematologic cells release their DNA, RNA, and proteins into circulation as the cells are immersed in blood.  The cell-free circulating DNA, RNA and proteins are referred to as exosomes, microvesicles, apoptotic bodies or simply DNA- or RNA-protein complexes.  Our new tests use proprietary methods to extract these circulating nucleic acids and analyze them using next generation sequencing and other advanced methods in order to evaluate molecular abnormalities present in hematological cancers.  We estimate that more than 600,000 bone marrow biopsies are performed annually in the United States to diagnose and monitor patients with various hematologic cancers.  However, bone marrow biopsies are a painful and uncomfortable procedure for patients, and can be associated with complications.  These new tests are designed to help patients by reducing the need for bone marrow biopsies, and to assist clinicians in their treatment of cancer patients.  Physicians can utilize the new liquid biopsy tests to: 1) screen patients to determine if a bone marrow biopsy is necessary, especially when myelodysplastic syndrome or acute leukemia is suspected; 2) monitor disease status, response to therapy and predict early relapse without having to perform repeated bone marrow biopsies at set intervals; and 3) complete testing when a bone marrow sample is inadequate or is technically difficult to obtain.

We also continue to develop new testing approaches by combining the capabilities of a variety of testing technologies.  We introduced a number of NeoTYPETM profiles that combine multiple molecular tests into multi-gene tests targeting specific types of cancer to help pathologists and oncologists determine cancer subtypes on difficult cases.  Managed care payers have expressed interest in the more targeted panels as a more cost effective alternative to ordering large panels that include genes that have never been tied to a particular type of cancer.  We use NGS and bi-directional Sanger sequencing analysis which we believe is superior to many of the molecular tests being offered by our competitors because we are able to detect mutations that other methods would not detect.  We also add other testing modalities to NGS such as FISH, IHC and flow cytometry which allow for a more comprehensive analysis of each case.

We are working to develop a proprietary NeoLABTM (Liquid Biopsy) Prostate cancer test that is performed on blood plasma and urine rather than on prostate tissue biopsies.  There are two goals for this test: 1) to diagnose the presence of cancer in patients and 2) to distinguish high-grade from low-grade cancer in patients with prostate cancer.  We completed a preliminary patient study in June 2013, and the results were published in March 2014 in the Genetic Testing and Molecular Biomarkers journal.  In addition, in February 2014, we completed a follow up study with additional patient samples which confirmed the published preliminary data from the first trial.  The results of this second study were presented at the American Society of Clinical Oncology (“ASCO”) meeting in 2014 and were published in the Journal of Cancer in February of 2016.  We are also conducting a prospective validation study with over 2,500 patients enrolled thus far to further validate the efficacy of our NeoLAB™ Prostate Test.  Recruitment for this prospective study was concluded by the end of 2015.  Patients are being followed to collect outcome data and perform statistical analysis.  We are planning a full commercial launch of the NeoLABTM Prostate Test in 2016.

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

Unaudited

times are a key differentiator versus other national laboratories, and our clients often cite them as a key factor in their relationship with us.

Medical and Scientific Team

Our team of medical professionals and PhDs are specialists in the field of genetics, oncology and pathology. As of March 31, 2016, NeoGenomics medical and scientific team included approximately 30 full and part time Pathologists and PhDs.  The team is responsible for the quality of the Company’s testing, and for the development and validation of the new assays.  The addition of Clarient’s pathology team has added increased depth to our medical team, and has enhanced our ability to service a wider range of specialties.

Extensive Tech-Only Service Offerings

We believe, we have the most extensive menu of “tech-only” FISH services in the country. We also offer “tech-only” flow cytometry and IHC testing services.  These types of testing services allow the professional interpretation component of a test to be performed and billed separately by our physician clients.  Our FISH, flow cytometry and other tech-only service offerings allow properly trained and credentialed community-based pathologists to extend their own practices by performing professional interpretations services, which allows them to better service the needs of their local clientele without a direct investment in costly lab equipment and personnel required to perform the technical component of genetic and molecular testing.

Our tech-only services are designed to give pathologists the option to choose, on a case by case basis, whether they want to order just the technical information and images relating to a specific test so they can perform the professional interpretation, or order “global” services and receive a comprehensive test report which includes a NeoGenomics Pathologist’s interpretation of the test results.  Our clients appreciate the flexibility to access NeoGenomics’ medical staff for difficult or complex cases or when they are otherwise unavailable to perform professional interpretations.  We believe this innovative approach to serving the needs of pathology clients’ results in longer term, more committed and strategic client relationships. Our extensive “tech-only” service offerings have differentiated us and allowed us to compete more effectively against larger, more entrenched competitors in our niche of the industry.

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

Superior Testing Technologies and Instrumentation

We use some of the most advanced testing technologies and instrumentation in the laboratory industry. The use of next generation sequencing in our molecular testing allows us to detect multiple mutations and our proprietary techniques allow us to achieve high sensitivity in our next generation sequencing testing.  In addition, we use high sensitivity Sanger sequencing, RNA and DNA quantification, SNP/Cytogenetic arrays, Fragment Length analysis, and other molecular testing technologies.  Our automated FISH and Cytogenetics tools allow us to deliver the highest quality testing to our clients and our flow cytometry laboratory uses 10-color flow cytometry analysis technology on a technical-only basis. We are one of only a few laboratories with an electron microscopy department for diagnosis in complex renal case analysis.  Our MultiOmyx platform is a unique immunofluorecence array technology that allows up to sixty immunohistochemistry stains to be analyzed on a single slide.  We are continually testing new laboratory equipment in order to remain at the forefront of new developments in the testing field.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unaudited

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

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients.  Our sales team for our core clinical genetic testing business is organized into five regions (Northeast, Southeast, North Central, South Central and West), and we have separate sales teams for each of our BioPharma Services and PathLogic businesses.   These sales representatives all utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated all of the important customer care functionality within our LIS into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions.  Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM.  Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up.

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

Scientific Advances

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

Unaudited

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2015 as amended.

Results of Operations for the Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015

On December 30, 2015, we completed the acquisition of Clarient and its wholly owned subsidiary Clarient Diagnostic Services, Inc., from GE Medical (see Note C of the notes to the financial statements for additional information).

The following table presents the consolidated statements of operations as a percentage of revenue:

	For the three months ended March 31,
	2016	2015
Net revenue	100.0%	100.0%
Cost of revenue	54.5%	58.6%
Gross Profit	45.5%	41.4%
Operating expenses:
General and administrative	30.2%	28.3%
Research and development	2.4%	2.9%
Sales and marketing	9.7%	12.7%
Total operating expenses	42.3%	43.9%
Income (loss) from operations	3.2%	(2.5)%
Interest expense	2.7%	0.8%
Net income (loss) before income taxes	0.5%	(1.7)%
Income tax expense	0.3%	0.0%
Net income (loss)	0.2%	(1.7)%

Revenue

Our consolidated revenue for the three months ended March 31, 2016 was approximately $59.7 million compared to $23.0 million for the three months ended March 31, 2015.  The Clarient acquisition accounted for approximately $29.5 million or 49% of our consolidated revenues.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unaudited

The following table shows clinical genetic testing revenue, cost of revenue, requisitions received and tests performed for the three months ended March 31, 2016 and 2015.  This data excludes tests performed for BioPharma customers and tests performed by PathLogic (testing revenue and cost of revenue in thousands):

	For the three months ended March 31,
	2016	2015	% Change
Requisitions received (cases)	88,824	31,097	185.6%
Number of tests performed	134,904	49,116	174.7%
Average number of tests/requisition	1.52	1.58	(3.8%)

Total clinical genetic testing revenue	$52,751	$20,496	157.4%
Average revenue per requisition	$594	$659	(9.9%)
Average revenue per test	$391	$417	(6.2%)

Total cost of revenue	$27,769	$11,583	139.7%
Average cost per requisition	$313	$372	(15.9%)
Average cost per test	$206	$236	(12.7%)

Our year-over-year growth in clinical genetic testing revenue, as shown above, was driven by the inclusion of Clarient.  We also achieved growth of approximately 36.8% in clinical genetic testing revenue excluding the impact of Clarient (legacy NeoGenomics business).  We believe that the increase in revenues are the direct result of our efforts to innovate by developing one of the most comprehensive molecular testing menus in the industry.  This broad test menu allows for existing clients to order more testing and also has also attracted many new clients and has helped us to gain market share from competitors.

Our average revenue per clinical genetic test decreased by approximately 6.2% year-over-year.  This decrease is primarily attributable to the change in test mix, with the inclusion of Clarient’s lower average reimbursement rate per test. Cost per clinical genetic test fell by approximately 12.7% during the quarter as we continue to see the benefits of scale from the added testing volumes.

We have been successful at reducing cost by internalizing many tests that Clarient previously sent to outside laboratories.  In the first quarter of 2016, we began performing these tests in house, at a lesser cost.  We have also implemented numerous best practices in our laboratories and have incentivized our laboratory teams to reduce the cost of testing.  We expect to continue to realize cost synergies and reduce our cost of testing as we consolidate our laboratory testing facilities in Southern California.

The following table shows the requisitions, revenue and test data for our PathLogic business, which performs more traditional anatomic pathology testing for the three months ended March 31, 2016 and 2015 (testing revenue and cost of revenue in thousands):

	For the three months ended March 31,
PathLogic	2016	2015	% Change
Requisitions received (cases)	13,656	16,661	(18.0%)

Total testing revenue	$1,871	$2,343	(20.1%)
Average revenue per requisition	$137	$141	(2.8%)
	.
Total cost of revenue	$1,677	$1,827	(8.2%)
Average cost per requisition	$123	$110	11.8%

Revenues for PathLogic have decreased by approximately $472,000 or 20.1% for the three month period ended March 31, 2016 when compared to the same period in 2015.

BioPharma revenue was $5.1 million for the period ended March 31, 2016 vs. $187,000 for the corresponding period in 2015.  The increase was almost entirely due to the acquisition of Clarient.

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

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unaudited

The consolidated cost of revenue and gross profit metrics are as follows ($ in thousands):

	For the three months ended March 31,
Consolidated	2016	2015	$ Change
Cost of revenue	$32,531	$13,482	$19,049
Cost of revenue as a % of revenue	54.5%	58.6%
Gross Profit	$27,173	$9,544	$17,629
Gross Profit as a % of revenue	45.5%	41.4%

Consolidated cost of revenue increased in the three months ending March 31, 2016 when compared to the corresponding period in the prior year as a result of increases in our testing volumes.  Cost of revenue as a percentage of revenue decreased year-over-year.

General and Administrative Expenses

General and administrative expenses consist of employee related costs (such as salaries, fringe benefits, and stock based compensation expense) for our billing, finance, human resources, information technology and other administrative personnel. We also allocate professional services, facilities expense, bad debt expense, depreciation and administrative-related costs to general and administrative expenses.

Consolidated general and administrative expenses for the periods presented are as follows:

	For the three months ended March 31,
($ in thousands)	2016	2015	$ Change
General and administrative	$18,005	$6,522	$11,483
As a % of revenue	30.2%	28.3%

General and administrative expenses increased for the three months ended March 31, 2016 compared to the same period in 2015.  The increase was largely due to the inclusion of Clarient and the additional resources necessary to manage the growth of the Company and the increased volume of testing.  These changes were the result of increased expenses in the following areas:  payroll, stock based compensation, depreciation and amortization, travel and professional fees.  We also had an increase of $1.9 million associated with amortization of customer lists and trade names as a result of the Clarient acquisition.  Excluding the non-cash amortization related expenses, general and administrative expenses as a percentage of revenue would have been 26.9%, versus 28.3% in the first quarter of 2015.

Bad debt expense increased by approximately $2.1 million to $2.7 million for the period ended March 31, 2016 when compared to the same period in 2015.  Bad debt as a percentage of revenue was 4.5%, which was higher than last year’s rate of 2.6%.  This increase is primarily related to the consolidation of Clarient’s results.  Clarient has historically had a higher bad debt rate than NeoGenomics.  We expect our bad debt rate as a percentage of sales to decline over time as we implement NeoGenomics’ billing system and practices into Clarient.

We expect our general and administrative expenses to increase as we add personnel and equity related compensation expenses, increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; incur additional bad debt expense as sales increase and as we continue to expand our physical infrastructure to support our anticipated growth.  However, we anticipate that general and administrative expenses as a percentage of consolidated revenue will drop over the coming years.

Research and Development Expenses

Research and development (“R&D”) expenses relate to cost of developing new proprietary and non-proprietary genetic tests, including payroll and payroll related costs, maintenance and depreciation of laboratory equipment, laboratory reagents,  probes and supplies, as well as costs related to our licensing agreement with Health Discovery Corporation, including the amortization of the licensed technology.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unaudited

Stock based compensation, recorded in research and development relates to awards granted to a non-employee in connection with the licensed technology from Health Discovery Corporation.  Because portions of the vesting requirements have not been met, the amount of expense is re-measured at the end of each accounting period.

Consolidated research and development expenses for the periods presented are as follows:

	For the three months ended March 31,
($ in thousands)	2016	2015	$ Change
Research and development	$1,446	$669	$777
As a % of revenue	2.4%	2.9%

Excluding a stock based compensation gain of $93,000 Q1 2016 and stock based compensation expense of $328,000 in Q1 2015, research and development expense was approximately $1.5 million and $341,000 for the three months ended March 31, 2016 and 2015, respectively.  The stock based compensation gain in the first quarter of 2016 reflects the decrease in the price of our common stock during the first quarter and the fact that the related options and warrants for a non-employee contractor is accounted for at fair value each quarter.  The increase in our R&D expense was related to the development of several new tests including our NeoLABTM Prostate test, which was made available for ordering during the first quarter of 2016.  R&D labor and supplies were higher than prior year as the Company continues to invest heavily in innovation.

We expect our research and development expenses to fluctuate in future quarters because of increases or decreases in our stock price and the corresponding stock based compensation expense for non-employee stock options and warrants. Increases in our stock price result in additional expense and decreases in our stock price can result in recovery of previously recorded expense.  We anticipate research and development expenditures will increase over time as a percentage of sales as we continue to invest in innovation and bringing new tests to market.

Sales and Marketing Expenses

Sales and marketing expenses are primarily attributable to employee related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.

Consolidated sales and marketing expenses for the periods presented are as follows:

	For the three months ended March 31,
($ in thousands)	2016	2015	$ Change
Sales and marketing	$5,800	$2,914	$2,886
As a % of revenue	9.7%	12.7%

Sales and marketing expenses increased year-over-year, largely attributable to the inclusion of Clarient, as well as the additional sales and marketing personnel and our expansion into new territories and new geographies. We were able to begin realizing synergies during the quarter ending March 31, 2016 as there were several NeoGenomics and Clarient sales territories with overlaps and a reduction in force was made in January of 2016.  We expect our sales and marketing expenses over the long term to increase as our test volumes increase, but to remain stable as a percentage of our overall sales.

Interest Expense, net

Interest expense, net is comprised of interest incurred on our term debt, revolving credit facility and our capital lease obligations offset by the interest income we earn on cash deposits.  Interest expense, net increased by $1.4 million for the three month period ending March 31, 2016 compared to the same period in 2015. This increase is due to the debt obligations associated with financing the Clarient acquisition.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unaudited

Net Income

The following table provides consolidated net income (loss) for each period along with the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2015	2014
Net loss available to common shareholders	$(5,412)	$(761)
Basic weighted average shares outstanding	76,068	60,277
Effect of potentially dilutive securities	—	-
Diluted weighted average shares outstanding	76,068	60,277
Basic net loss per common share	$(0.07)	$(0.01)
Diluted net loss per share	$(0.07)	$(0.01)

Non-GAAP Measures

“Adjusted EBITDA” is defined by us as net income before (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, (iv) non-cash stock based compensation and warrant amortization expense and (v) other extraordinary or non-recurring charges.  We believe that Adjusted EBITDA provides a more consistent measurement of operating performance and trends across reporting periods by excluding these cash and non-cash items of expense not directly related to ongoing operations from income.  Adjusted EBITDA also assists investors in performing analyses that are consistent with financial models developed by independent research analysts.

Adjusted EBITDA (as defined by us) is not a measurement under GAAP and may differ from non-GAAP measures used by other companies.  We believe there are limitations inherent in non-GAAP financial measures such as Adjusted EBITDA because they exclude a variety of charges and credits that are required to be included in a GAAP presentation, and do not therefore present the full measure of NeoGenomics recorded costs against its net revenue.  Accordingly, we encourage investors to consider both non-GAAP results together with GAAP results in analyzing our financial performance.

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
(in thousands)	2016	2015
Net income (loss) (Per GAAP)	$155	$(761)
Adjustments to Net Income:
Interest expense (income), net	1,593	195
Income taxes	174	5
Amortization of intangibles	2,026	93
Depreciation	3,585	1,586
EBITDA	7,533	1,118
Further Adjustments to EBITDA:
Non-cash stock based compensation	703	401
Adjusted EBITDA (non-GAAP)	$8,236	$1,519

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

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unaudited

The following tables present the Company’s gross outstanding accounts receivable ($ in thousands) by payer group at March 31, 2016 and December 31, 2015:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

March 31, 2016

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$12,444	22%	$6,383	11%	$3,271	6%	$2,138	4%	$4,287	8%	$28,523	51%
Commercial Insurance	2,572	4%	2,734	5%	2,185	4%	1,825	3%	5,268	9%	14,584	25%
Medicaid	93	0%	77	0%	94	0%	58	0%	82	0%	404	1%
Medicare	1,617	3%	1,306	2%	792	1%	660	1%	2,056	4%	6,431	10%
Private Pay	16	0%	11	0%	9	0%	5	0%	5	0%	46	0%
Unbilled Revenue	6,346	11%	279	0%	154	0%	96	0%	568	1%	7,443	13%
Total	$23,088	40%	$10,790	19%	$6,505	11%	$4,782	8%	$12,266	22%	$57,431	100%

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

December 31, 2015

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$14,135	26%	$5,582	10%	$3,393	7%	$2,156	4%	$3,927	7%	$29,193	54%
Commercial Insurance	2,260	4%	2,233	4%	1,641	3%	1,314	3%	4,005	7%	11,453	21%
Medicaid	98	0%	113	1%	72	0%	59	0%	64	0%	406	1%
Medicare	1,552	3%	1,193	2%	982	2%	772	1%	1,817	4%	6,316	12%
Private Pay	17	0%	8	0%	14	0%	11	0%	3	0%	53	0%
Unbilled Revenue	4,957	10%	718	1%	151	0%	82	0%	373	1%	6,281	12%
Total	$23,019	43%	$9,847	18%	$6,253	12%	$4,394	8%	$10,189	19%	$53,702	100%

The following table represents the balance in allowance for doubtful accounts (in thousands) and that allowance as a percentage of gross accounts receivable at March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015	$ Change
Allowance for doubtful accounts	$7,343	$4,759	$2,584
Allowance as a % of gross accounts receivable	12.8%	8.9%

The increase in the allowance for doubtful accounts for the period ended March 31, 2016 as compared to the period ended December 31, 2015 is attributed to the acquisition of Clarient and the historically higher rate of bad debt expense that Clarient has recorded.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unaudited

Liquidity and Capital Resources

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities (in thousands)   for the three months ended March 31, 2016 and 2015 as well as the period ended cash and cash equivalents and working capital.

	For the three months ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$7,059	$(787)
Investing activities	(1,001)	(842)
Financing activities	(10,222)	(812)
Net change in cash and cash equivalents	(4,164)	(2,441)
Cash and cash equivalents, beginning of period	$23,420	$33,689
Cash and cash equivalents, end of period	$19,256	$31,248
Working Capital (1), end of period	$46,887	$42,302

(1) Defined as current assets minus current liabilities.

During the three months ended March 31, 2016, cash provided by operating activities increased by approximately $7.8 million compared with the same period in 2015.  The increase was primarily related to the acquisition of Clarient and the related increases in our cash receipts, in addition to our net income for the period ending March 31, 2016 compared to our net loss for the period ended March 31, 2015.

During the three months ended March 31, 2016, cash used by investing activities was relatively flat compared with the same period in 2015.

During the three months ended March 31 2016, cash used by financing activities primarily consisted of a $10 million repayment made on our revolving credit facility, originally used to finance the acquisition of Clarient.  Cash used for financing activities was also comprised of repayments on our term loan and our capital lease obligations.  These repayments were partially offset by cash received for the issuance of Parent common stock for the exercise of stock options and Employee Stock Purchase Plan shares.

We had approximately $19.3 million in cash and cash equivalents as of March 31, 2016.  In addition, we have a revolving credit facility which provides for up to $25.0 million in borrowing capacity.  As of March 31, 2016, the entire $25 million was available.  We believe that the cash on hand, available credit lines and positive cash flows generated from operations will provide adequate resources to meet our operating commitments and interest payments for the year ending December 31, 2016.

Our Preferred Stock Series A, has certain restrictions that will result in the Company having to dedicate fifty percent of the net proceeds from any future equity raise, to redeeming Preferred Stock shares until such time as all of the Preferred shares have been redeemed.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan and keep up with the growth in our testing volumes, although the actual amount and timing of such capital expenditures will ultimately be determined by the volume of our business.  We currently anticipate that our capital expenditures for the year ended December 31, 2016 will be in the range of $10 million to $12.5 million.  During the three months ended March 31, 2016, we purchased approximately $1.2 million of capital equipment, software and leasehold improvements of which $0.2 million was acquired through capital lease obligations.  We have in the past and plan to continue funding these capital expenditures with capital lease financing arrangements, cash, and through bank loan facilities if necessary.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unaudited

Related Party Transactions

Consulting Agreements

During the three month period ended March 31, 2016 and 2015, Steven C. Jones, a director of the Company, earned approximately $65,750 and $65,000, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance. Mr. Jones also received $78,900 and $77,500 during the three months ended March 31, 2016 and 2015, respectively as payment of his annual bonus compensation for the previous fiscal years.

Off-balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques that we believe have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.

NEOGENOMICS, INC.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business.   We do not believe any current legal proceedings are material to our business. No material proceedings were terminated during the quarter ended March 31, 2016.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015; as filed with the SEC on March 15, 2016, and as amended on April 18, 2016.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the  Consolidated Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii) the  Consolidated Statements of Cash Flows and (iv) related notes.

NEOGENOMICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2016	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
	Name:	George Cardoza
	Title:	Chief Financial Officer