Form 10-Q
period 2016-06-30
NEOGENOMICS INC
filed 2016-08-05
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

As of August 3, 2016, the registrant had 77,893,305 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to NeoGenomics, Inc., a Nevada corporation and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories”), NeoGenomics Bioinformatics Inc., a Florida corporation, Path Labs LLC, a Delaware limited liability company (“PathLogic”) and Clarient, Inc., a Delaware corporation and its wholly owned subsidiary, Clarient Diagnostic Services, Inc. (together “Clarient”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), which are subject to the “safe harbor” created by those sections.  These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in “Risk Factors” beginning on page 35.

Forward-looking statements include, but are not limited to, statements about:

•	Our ability to implement our business strategy;
•	Our ability to integrate acquired businesses, including our acquisition of Clarient, Inc. and costs related to such acquisitions;
•	Our ability to expand our operations and increase our market share;
•	Our ability to expand our service offerings by adding new testing capabilities;
•	The impact of internalization of testing by customers;
•	Our ability to compete with other diagnostic laboratories;
•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure;
•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;
•	Our ability to meet our future capital requirements;
•	U.S. Food and Drug Administration proposed regulation of Laboratory Developed Tests;
•	Our ability to generate sufficient cash flow from our license agreement with Health Discovery Corporation to support its fair value;
•	Regulatory developments in the United States including increasing downward pressure on health care reimbursement;
•	The expected reimbursement levels from governmental payers and private insurers and proposed changes to those levels, including the application of the Protecting Access to Medicare Act;
•

The application, to our business and the services we provide, of existing laws, rules and regulations, including without limitation, Medicare laws, anti-kickback laws, Health Insurance Portability and Accountability Act of 1996 regulations, state medical privacy laws, federal and state false claims laws and corporate practice of medicine laws;

•	Our ability to maintain our license under the Clinical Laboratory Improvement Amendments of 1988; and
•	Failure to timely or accurately bill for our services.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

ASSETS	June 30, 2016	December 31, 2015
Current assets
Cash and cash equivalents	$21,786	$23,420
Accounts receivable (net of allowance for doubtful accounts of $9,197 and $4,759, respectively)	53,513	48,943
Inventories	5,545	5,108
Other current assets	6,665	4,889
Total current assets	87,509	82,360
Property and equipment (net of accumulated depreciation of $33,858 and $26,534, respectively)	33,575	34,577
Intangible assets, net	84,164	87,800
Goodwill	146,179	146,421
Other assets	129	129
Total assets	$351,556	$351,287
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,435	$12,464
Accrued compensation	8,577	6,217
Accrued expenses and other liabilities	7,604	7,374
Revolving credit facility, net	—	8,869
Short-term portion of capital leases	4,691	4,534
Short-term portion of loans	646	600
Total current liabilities	34,953	40,058
Long-term liabilities
Long-term portion of capital leases	4,748	5,040
Long-term portion of loans, net	52,238	52,336
Deferred income tax liability, net	16,249	15,741
Total long-term liabilities	73,235	73,117
Total liabilities	108,188	113,175
Commitments and contingencies - see Note I
Redeemable convertible preferred stock
Series A Redeemable Convertible Preferred Stock, $0.001 par value, (50,000,000 shares authorized; and 14,666,667 shares issued and outstanding, respectively)	39,735	28,602
Stockholders' equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 77,882,016 and 75,820,307 shares issued and outstanding, respectively)	78	76
Additional paid-in capital	236,183	231,375
Accumulated deficit	(32,628)	(21,941)
Total stockholders’ equity	203,633	209,510
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$351,556	$351,287

See notes to unaudited consolidated financial statements

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
NET REVENUE
Clinical testing revenue	$56,316	$24,055	$110,936	$46,894
BioPharma & research revenue	6,813	315	11,896	502
Total Revenue, net	63,129	24,370	122,832	47,396

COST OF REVENUE	34,524	13,557	67,055	27,040

GROSS MARGIN	28,605	10,813	55,777	20,356
Operating expenses:
General and administrative	18,779	7,075	36,785	13,598
Research and development	1,306	803	2,752	1,471
Sales and marketing	6,327	2,907	12,127	5,821
Total Operating Expenses	26,412	10,785	51,664	20,890
INCOME (LOSS) FROM OPERATIONS	2,193	28	4,113	(534)
Interest expense, net	1,448	189	3,040	384
Income (loss) before taxes	745	(161)	1,073	(918)
Income tax expense	332	15	505	19
NET INCOME (LOSS)	413	(176)	568	(937)
Deemed dividends on preferred stock	1,840	—	3,680	—
Amortization of preferred stock beneficial conversion feature	3,727	—	7,453	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,154)	$(176)	$(10,565)	$(937)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.07)	$(0.00)	$(0.14)	$(0.02)
Diluted	$(0.07)	$(0.00)	$(0.14)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	77,448	60,425	76,758	60,352
Diluted	77,448	60,425	76,758	60,352

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2016	2015
Net income (loss)	$568	$(937)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of business acquisition:
Depreciation	7,329	3,249
Amortization of intangibles	3,636	190
Amortization of debt issue costs	358	-
Stock based compensation – options, restricted stock and warrants	2,337	1,020
Provision for bad debts	5,434	1,303
Changes in assets and liabilities, net of business acquisition:
(Increase) in accounts receivable, net of write-offs	(10,004)	(1,958)
(Increase) in inventories	(437)	(800)
(Increase) in prepaid expenses	(602)	-
(Increase) in other current assets	—	(129)
Increase (Decrease) in accounts payable and other liabilities	3,476	(41)
Net cash provided by operating activities	12,095	1,897
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,425)	(1,180)
Net cash used in investing activities	(3,425)	(1,180)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility	(10,044)	—
Repayment of capital lease obligations/loans	(2,611)	(1,833)
Proceeds from the exercise of options, warrants and ESPP shares, net of transaction expenses	2,351	379
Net cash used in financing activities	(10,304)	(1,454)
Net change in cash and cash equivalents	(1,634)	(737)
Cash and cash equivalent, beginning of period	23,420	33,689
Cash and cash equivalents, end of period	$21,786	$32,952
Supplemental disclosure of cash flow information:
Interest paid	$2,691	$417
Income taxes paid	$222	$20
Supplemental disclosure of non-cash investing and financing information:
Equipment acquired under capital lease/loan obligations	$2,585	$3,400
Deemed dividends on preferred stock	$3,680	$-
Amortization of preferred stock beneficial conversion feature	$7,453	$-

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note A – Nature of Business and Basis of Presentation

NeoGenomics, Inc., a Nevada corporation (the “Parent”), and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO” or, “NeoGenomics Laboratories”), NeoGenomics Bioinformatics Inc., a Florida corporation, Path Labs LLC., a Delaware limited liability company (“PathLogic”) and Clarient Inc., a Delaware corporation, and its wholly owned subsidiary Clarient Diagnostic Services, Inc. (together, “Clarient”), (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these accompanying interim consolidated financial statements. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016 and as amended and filed with the SEC on April 18, 2016.  Certain amounts in previously issued financial statements were reclassified to conform to the current presentation (see Note B).

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

We have one reportable operating segment that delivers testing services to hospitals, pathologists, oncologists, other clinicians and researchers and represents 100% of the Company’s consolidated assets, net revenues and net loss for the three and six months ended June 30, 2016 and 2015.  We have evaluated our segments based on how the Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, reviews performance and makes decisions in managing the Company.  At June 30, 2016, all of our services were provided within the United States and all of our assets were located in the United States.

We have two primary types of customers, clinical and biopharma.  Our clinical customers include community based pathology practices, oncology groups, hospitals and academic centers.  Our biopharma customers include pharmaceutical companies to whom we provide testing to support their studies and clinical trials.  We continue to assess the information available to the CODM since the close of the Clarient acquisition.  Currently, discrete financial information is not available to the CODM about the separate financial performance of our clinical and our biopharma customers.  As we continue to integrate the two companies and focus separately on the two customer types we will routinely assess the information available and reviewed by the CODM and determine if we meet the criteria for having separate reporting units.

Note B — Recently Adopted and Issued Accounting Guidance

Adopted

Effective January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes. The standard update was issued to simplify the presentation of deferred income taxes and required deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years and interim periods within those fiscal years, beginning after December 31, 2016.  Earlier application is permitted as of the beginning of an interim or annual period.  The Company has early adopted this ASU and applied the amendments retrospectively to all deferred tax liabilities and assets presented.  The effect of the adoption on the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, was the offset of long term deferred tax liabilities by current deferred tax assets of $8,500,000 and $16,668,000, respectively.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Effective September 2015, the FASB issued ASU 2015-16, Business Combinations. The standard update was issued to simplify the accounting for measurement period adjustments.  The update requires that adjustments to provisional amounts identified during the measurement period be recognized in the period determined.  The effect of these adjustments on current earnings that would have been related to previously reported earnings is required to be disclosed.  ASU 2015-16 is effective for fiscal years and interim periods within those fiscal years, beginning after December 31, 2015.  The update should be applied prospectively to adjustments that occur after the effective date of this update.  The Company has adopted this ASU 2015-16 and it did not have a material effect on Company’s earnings for the period ended June 30, 2016. The Company has not finalized all valuations of the assets acquired and liabilities assumed in the Clarient acquisition at June 30, 2016.

Issued

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers. This standard update calls for a number of revisions in the revenue recognition rules. In August 2015, the FASB deferred the effective date of this ASU to the first quarter of 2018, with early adoption permitted beginning in the first quarter of 2017.  The ASU can be applied using a full retrospective method or a modified retrospective method of adoption.  The Company is currently evaluating this update and has not yet determined the date that it will adopt this standard, the method it will use to implement the new standard or the effect this may have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires organizations to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for periods beginning after December 15, 2018 and interim periods within those periods.  The Company is currently evaluating the impact the adoption of this update will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The update requires excess tax benefits and tax deficiencies to be recorded directly through earnings as a component of income tax expense. Under current GAAP, these differences are generally recorded in additional paid-in capital and thus have no impact on net income. The change will also impact the computation of diluted earnings per share, and the cash flows associated with those items will be classified as operating activities on the condensed statements of consolidated cash flows. Entities will be permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required under current GAAP, or recognized when they occur.  ASU 2016-09 is effective for periods beginning after December 15, 2016 and interim periods within those periods.  The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Note C — Acquisitions

Clarient

On December 30, 2015 (“the acquisition date”), the Company acquired from GE Medical Holding AB (“GE Medical”), a subsidiary of General Electric Company (“GE”), all of the issued and outstanding shares of common stock of Clarient, Inc., a wholly owned subsidiary of GE Medical, for a purchase price consisting of (i) cash consideration of approximately $73.8 million, which includes an approximately $6.7 million estimated working capital adjustment and adjustments for estimated cash on hand and estimated indebtedness of Clarient on the Closing Date, (ii) 15,000,000 shares of NeoGenomics ’common stock, and (iii) 14,666,667 shares of NeoGenomics’ Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) pursuant to the Stock Purchase Agreement.

The cash consideration paid as part of the purchase price was funded through the following:

•	The Company paid approximately $10.7 million using cash on hand
•	Approximately $9.5 million, net of transaction costs was funded using a revolving credit facility
•	Approximately $53.6 million, net of transaction costs was funded using a term loan

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

On December 21, 2015 shareholders approved and on December 28, 2015, NeoGenomics filed with the Secretary of State of the State of Nevada amendments to its Articles of Incorporation to increase the authorized number of shares of common stock from 100.0 million shares to 250.0 million shares and to increase the authorized number of shares of preferred stock from 10.0 million shares to 50.0 million shares in order to fund the common and preferred stock portion of the purchase price, among other things.

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

On a fully diluted basis, assuming full conversion of the Series A Preferred Stock, GE Medical would own approximately 32% of NeoGenomics.  In addition, pursuant to the Investor Board Rights, Lockup and Standstill Agreement, NeoGenomics has appointed a director designated by GE Medical to its Board of Directors.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Of the $84.0 million of acquired intangible assets, $81.0 million was provisionally assigned to customer relationships which are being amortized over fifteen years and $3.0 million was provisionally assigned to trade names which are being amortized over two years.  For the three and six months ending June 30, 2016, we recorded approximately $1.5 million and $3.5 million of amortization expense respectively.

Goodwill arising from the acquisition of Clarient includes revenue synergies as a result of our existing customers and Clarient’s customers having access to each other’s testing menus and capabilities and also from the new product lines which Clarient adds to the Company’s product portfolio.  None of the goodwill is expected to be deductible for income tax purposes.

The provisional fair value of accounts receivable acquired was approximately $27.6 million as of the date of acquisition.

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

The following unaudited pro forma information (in thousands), has been provided for illustrative purposes and is not necessarily indicative of results that would have occurred had the acquisition of Clarient been in effect since January 1, 2014, nor is it necessarily indicative of future results.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue	$54,030	$108,346
Net (loss) attributable to common stockholders	(4,032)	(49,558)
(Loss) per share:
Basic	(0.05)	(0.66)
Diluted	(0.05)	(0.66)

The unaudited pro forma consolidated results for the three and six months ended June 30, 2015 have been prepared by adjusting our historical results to include the acquisition of Clarient as if it occurred on January 1, 2014. These unaudited pro forma consolidated historical results were then adjusted for the following:

•	Remove transaction expenses from the year ended December 31, 2015 and record them in the year ended December 31, 2014.
•

Adjustments to reflect amortization and depreciation expense associated with the acquired assets, partially offset by the elimination of the amortization and depreciation expense associated with Clarient’s historical assets.

•	Removal of costs associated with MultiOmyx, assets not acquired in the transaction, and to record royalty fees due to GE for continued use of the MultiOmyx product through a licensing agreement.
•	Remove general and administrative expenses related to a Lab Services Agreement with the Saudi Arabian National Guard Health Affairs, as GE Medical has retained this agreement.
•	Record interest expense under the Credit Facilities and amortization of financing costs classified as interest expense.
•	Remove royalty costs associated with the use of the GE brand as NeoGenomics will discontinue the use of the GE brand.
•	Accrue for dividends on the Series A Preferred stock and to amortize a portion of the beneficial conversion feature.

As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined Company for the periods presented or that may be achieved by the combined Company in the future.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note D — Goodwill and Intangible Assets

The Company has recorded Goodwill of $146.2 million as of June 30, 2016.  The changes in the carrying amount of goodwill for the six month period ended June 30, 2016 and for the year ended December 31, 2015 are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Balance as of January 1	$146,421	$2,929
Goodwill acquired during the period	-	143,492
Adjustment to preliminary value of goodwill (Note C)	(242)	-
Balance at end of period	$146,179	$146,421

Intangible assets as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

		June 30, 2016
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	24 months	$3,000	$758	$2,242
Customer Relationships	156 months	82,930	3,022	79,908
Support Vector Machine (SVM) technology	108 months	500	241	259
Laboratory developed test (LDT) technology	164 months	1,482	470	1,012
Flow Cytometry and Cytogenetics technology	202 months	1,000	257	743
Total		$88,912	$4,748	$84,164

		December 31, 2015
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	24 months	$3,000	$8	$2,992
Customer Relationships	156 months	82,930	247	82,683
Support Vector Machine (SVM) technology	108 months	500	213	287
Laboratory developed test (LDT) technology	164 months	1,482	416	1,066
Flow Cytometry and Cytogenetics technology	202 months	1,000	228	772
Total		$88,912	$1,112	$87,800

We recorded approximately $1.6 million and $97,000 in straight-line amortization expense of intangible assets for the three months ended June 30, 2016 and 2015, respectively.  We recorded approximately $3.6 million and $190,000 in straight-line amortization expense of intangibles for the six months ended June 30, 2016 and 2015, respectively.  The Company recorded amortization expense from customer relationships and trade names as a general and administrative expense.  We will continue to record the amortization of the Support Vector Machine (SVM) technology, the LDT technology and the Flow Cytometry and Cytogenetics technology intangible assets as a research and development expense until such time that we have products, services or cost savings directly attributable to these intangible assets that would require recordation in cost of goods sold.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2016 is as follows (in thousands):

Year Ending December 31,
Remainder of 2016	$3,636
2017	7,264
2018	5,771
2019	5,771
2020	5,771
2021	5,726
Thereafter	50,225
Total	$84,164

Note E — Debt

Term Loan

On December 30, 2015, the Company entered into a Term Loan and Guaranty Agreement (the “Term Loan Facility”) for which AB Private Credit Investors LLC acts as the administrative agent and collateral agent.  The agreement provides for $55.0 million of borrowings.  On June 30, 2016, the Company had current outstanding borrowings of $550,000 and long-term outstanding borrowings of $52.1 million, net of unamortized debt issuance costs of $2.1 million.

The fair value of the Term Loan Facility is estimated by discounting the future cash flow using the Company’s current borrowing rates for similar types and maturities of debt, except for floating-rate notes for which the carrying amounts were considered a reasonable estimate of fair value.

The interest rate for borrowings under the Term Loan Facility will be, at the Company’s election, (i) (A) a base rate equal to the greatest of 4%, the prime rate, the federal funds rate plus 0.5% and the one month LIBOR rate plus 1%, plus (B) an initial applicable margin of 6% , or (ii) the (A) LIBOR rate for interest periods from one to twelve months, plus (B) an initial applicable margin of 7%, with a minimum LIBOR of 1.00%. Interest on borrowings under the facility will be reduced to Base Rate plus 5.5% or LIBOR plus 6.50% upon the later of (i) NeoGenomics’ achieving maximum total leverage of less than 2.0 to 1.0 and (ii) January 1, 2017.

The Company and all of its present and future subsidiaries (other than NeoGenomics Laboratories) are guarantors under the Term Loan Facility. The Term Loan Facility contains the following financial covenants: (i) maintenance of a maximum total leverage ratio of 4.0 to 1.0 (stepping down over time to 3.25 to 1.0), and (ii) maintenance of a minimum consolidated fixed charge coverage ratio of 1.10 to 1.0 (stepping up over time to 1.25 to 1.0).   These covenants were effective beginning with the quarter ended March 31, 2016.  The Company was in compliance with all such financial covenants as of June 30, 2016.

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

Maturities of Long-Term Debt

Maturities of long-term debt at June 30, 2016 are summarized as follows (in thousands):

	Term Loan	Auto Loans	Total Long Term Debt
Remainder of 2016	$275	$36	$311
2017	550	94	644
2018	550	70	620
2019	550	41	591
2020	52,799	7	52,806
	54,724	248	54,972
Less: Current portion of long-term debt	(550)	(96)	(646)
Less: Debt issuance costs, net	(2,088)	-	(2,088)
Long-term debt, net	$52,086	$152	$52,238

Short-Term Debt - Revolving Credit Facility

On December 30, 2015, the Company entered into a Credit Agreement (the “Revolving Credit Facility”) for which Wells Fargo Bank, N.A., acts as the administrative agent.  The Revolving Credit Facility provides for up to $25.0 million of revolving loans and a letter of credit subfacility for $1.0 million. Borrowings under the revolver and the letter of credit subfacility are limited to a borrowing base comprised of 85% of the expected net value of certain billed and unbilled accounts receivable less reserve amounts established by Wells Fargo Bank, N.A.

The carrying amount of the Revolving Credit Facility approximates fair value due to the short maturity and the variable market rates of interest that change with current prime and no change in counterparty credit risk and were classified as Level 2 of the fair value hierarchy.

The interest rate for borrowings under the Revolving Credit Facility is, at the Company’s election, (i) (A) a base rate equal to the greatest of the prime rate, the federal funds rate plus 0.5% and the three month LIBOR rate plus 1%, plus (B) an applicable margin ranging from 2.0% to 2.5%, or (ii) the (A) LIBOR rate plus (B) an applicable margin ranging from 3.0% to 3.5%. NeoGenomics will also pay 0.25% per year on any unused portion of the revolver.

NeoGenomics is a guarantor under the Revolving Credit Facility.  All of NeoGenomics’ present and future subsidiaries (including NeoGenomics Laboratories) are borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains the following financial covenants: (i) maintenance of a maximum total leverage ratio (funded indebtedness (including the outstanding amounts under the Credit Facilities), plus capitalized lease obligations, divided by EBITDA) of not more than 4.0 to 1.0 (stepping down over time to 3.25 to 1.0), (ii) maintenance of a minimum consolidated fixed charge coverage ratio (EBITDA less capital expenditures not financed with debt or certain equity), divided by the sum of cash interest expense, scheduled payments and mandatory prepayments of principal on indebtedness, taxes and restricted payments) of at least 1.1 to 1.0 (stepping up over time to 1.25 to 1.0) and (iii) maintenance of a minimum cash velocity equal to or greater than 80%.  These covenants were effective beginning with the quarter ended March 31, 2016.  The Company was in compliance with all such financial covenants as of June 30, 2016.

The Revolving Credit Facility also contains various affirmative and negative covenants, such as the delivery of financial statements, tax authority compliance, maintenance of property, limitations on additional debt, restriction of dividends and other standard clauses.  The Company was in compliance with all such financial covenants as of June 30, 2016.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

The Revolving Credit Facility has a maturity of five years, maturing on December 30, 2020. In addition, the Revolving Credit Facility provides for mandatory prepayment in the event that the borrowing base is less than the aggregate amount of the advances outstanding under the revolver and any letters of credit, which prepayment will be equal to the amount necessary to remedy the over-advance.

At June 30, 2016, the Company had no outstanding borrowings under the Revolving Credit Facility, nor under the letter of credit subfacility.  The related debt issuance costs of approximately $1.1 million have been reclassified into other current assets at June 30, 2016.  We will continue to show debt issuance costs as a reduction in the related liability to the extent that there is an outstanding balance on the Revolving Credit Facility in the future.  As of June 30, 2016, there is approximately $25 million in available credit under the Revolving Credit Facility to be drawn upon as needed.

Note F — Class A Redeemable Convertible Preferred Stock

On December 30, 2015, NeoGenomics issued 14,666,667 shares of its Series A Preferred stock as part of the consideration for the acquisition of Clarient, see Note C.  The Series A Preferred Stock has a face value of $7.50 per share for a total liquidation value of $110 million.  During the first year, the Series A Preferred Stock has a liquidation value of $100 million if the shares are redeemed prior to December 29, 2016.  The carrying amount of the Series A Preferred Stock at June 30, 2016 was $39.7 million as compared to the carrying amount at December 31, 2015 of $28.6 million.  The increase in the carrying amount is from the accrual of deemed dividends of approximately $3.7 million and the accretion of the beneficial conversion feature of approximately $7.5 million during the six months ending June 30, 2016, of which both amounts are recorded as distributions to the holders of the Series A Preferred Stock on the income statement with the corresponding entry recorded as an increase to the carrying value of the Series A Preferred Stock.

Issue Discount

The Company recorded the Series A Preferred Stock at a fair value of approximately $73.2 million or $4.99 per share on the date of issuance.  The difference between the fair value of $73.2 million and the liquidation value of $110 million represents a discount of $36.8 million from the initial face value as a result of assessing the impact the rights and features (listed below) of the instrument and their effect on the value to the Company.

Beneficial Conversion Feature

The fair value of the common stock into which the Series A Preferred Stock was convertible at the date of issuance exceeded the allocated purchase price fair value of the Series A Preferred Stock by approximately $44.7 million on the date of issuance, resulting in a beneficial conversion feature. The Company will recognize the beneficial conversion feature as non-cash, deemed dividend to the holder of Series A Preferred Stock over the first three years the Series A Preferred Stock is outstanding, as the date the stock first becomes convertible is three years from the issue date.  The amounts recognized for the three and six months ended June 30, 2016 was approximately $3.7 million and $7.5 million respectively.

Classification

The Company classified the Series A Preferred Stock as temporary equity on the consolidated balance sheets due to certain change in control events that are outside the Company’s control, including deemed liquidation events described in the Series A Certificate of Designation.

Note G — Revenue Recognition and Contractual Adjustments

The Company recognizes revenues when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

	Three Months Ended June 30,		Six Months Ending June 30,
	2016	2015	2016	2015
Gross service revenues	$129,235	$56,702	$261,955	$110,333
Total contractual adjustments and discounts	(66,106)	(32,332)	(139,123)	(62,937)
Net revenues	$63,129	$24,370	$122,832	$47,396

Note H — Equity

A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2016 is as follows:

	Number of	Weighted average
	shares	exercise price
Options outstanding at December 31, 2015	5,326,505	$3.07
Options granted	2,372,527	6.77
Less:
Options exercised	2,003,597	0.92
Options canceled or expired	258,155	4.68
Options outstanding at June 30, 2016	5,437,280	4.17
Exercisable at June 30, 2016	1,512,503	2.32

Of the 5,437,280 outstanding options at June 30, 2016, 1,375,000 were variable accounted stock options issued to non-employees of the Company of which 485,000 options were vested and 890,000 options were unvested as of June 30, 2016.

The fair value of each stock option award granted during the six months ended June 30, 2016 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

Six Months Ended June 30, 2016
Expected term (in years)	2.8 – 4.5
Risk-free interest rate (%)	1.1%
Expected volatility (%)	55%
Dividend yield (%)	0.0%
Weighted average fair value/share at grant date	$2.57

As of June 30, 2016, there was approximately $7.4 million of unrecognized share based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.4 years.  This includes $2.4 million in unrecognized

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

expense related to the 890,000 shares of unvested variable accounted for stock options subject to fair value adjustment at the end of each reporting period based on changes in the Company’s stock price.

Stock based compensation expense recognized for stock options and restricted stock and included in the consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expense	$372	$123	$363	$178
General and administrative expense	1,188	385	1,985	635
Total stock based compensation expense	$1,560	$508	$2,348	$813

Stock based compensation recorded in research and development relates to unvested options and warrants granted to a non-employee.

Common Stock Warrants

A summary of the warrant activity for the six months ended June 30, 2016 is as follows:

	Number of	Weighted average
	shares	exercise price
Warrants outstanding at December 31, 2015	650,000	$1.48
Warrants granted	—	—
Less:
Warrants exercised	—	—
Warrants canceled or expired	—	—
Warrants outstanding at June 30, 2016	650,000	1.48
Exercisable at June 30, 2016	650,000	1.48

During the three months ended June 30, 2016 and 2015, we recorded $74,000 and $111,000 of warrant compensation expense, respectively.  During the six months ended June 30, 2016, we recorded warrant compensation gain of $10,000 and during the six months ended June 30, 2015, we recorded $207,000 of warrant compensation expense, respectively.  Warrant expense for the periods presented is recorded in research and development as the expense relates to unvested performance based warrants granted to a non-employee. As of June 30, 2016 all warrants are fully vested.

Note I — Commitments

During the three and six months ended June 30, 2016, the Company entered into leases for approximately $2.2 million and $2.4 million respectively in laboratory and computer equipment. These leases have 36 month terms, a $1.00 buyout option at the end of the terms and interest rates of 1.4% and 13.7%.  The Company accounted for these lease agreements as capital leases.

Note J — Other Related Party Transaction

During the three months ended June 30, 2016 and 2015, Steven C. Jones, an officer, director and shareholder of the Company, earned approximately $66,000 and $65,000, respectively, for consulting work performed in connection with his duties as Executive Vice President of Finance.  During the six months ended June 30, 2016 and 2015, Mr. Jones,  earned approximately $132,000 and $130,000, respectively, for consulting work performed in connection with his duties as Executive Vice President of Finance.  Mr. Jones also received approximately $79,000 and $78,000 during the six months ended June 30, 2016 and 2015, respectively as payment of his annual bonus compensation for the previous fiscal years.

On April 20, 2016, the Company granted Mr. Jones 100,000 stock options.  The options were granted at a price of $7.15 per share and had a weighted average fair market value of $3.06 per option.  The options vest ratably over the next three years.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note K —Subsequent Events

In July 2016, the Company entered into a $1.8 million capital lease for the purchase of hardware and software components to upgrade the storage infrastructure at all locations.  This capital lease has a 36 month term and an interest rate of 4.8%.  Monthly payments under this lease began on August 1, 2016 in the amount of approximately $53,000.

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

On December 30, 2015, we acquired Clarient, and its wholly owned subsidiary Clarient Diagnostic Services, Inc. from GE Medical, a subsidiary of General Electric Company, for approximately $249.5 million, consisting of (i) cash consideration of approximately $74.0 million, which included an approximately $6.7 million estimated working capital adjustment and adjustments for estimated cash on hand and estimated indebtedness of Clarient on the closing date, (ii) 15,000,000 shares of our common stock, and (iii) 14,666,667 shares of our Series A Preferred Stock (the “Acquisition”).  For additional information and risks associated with the acquisition, see "Risk Factors," which appears in Item 1A of the Form 10-K which was filed with the SEC on March 15, 2016 and as amended and filed with the SEC on April 18, 2016.

We believe the acquisition will allow us to broaden our offering of innovative cancer diagnostic tests to hospitals and physicians across the United States and to accelerate growth in the worldwide market for pharmaceutical clinical trials and research. The following discussion of our business includes the effects of the acquisition of Clarient.

As of June 30, 2016, the Company has laboratory locations in Ft. Myers and Tampa, Florida; Aliso Viejo, Fresno, Irvine, and West Sacramento, California; Houston, Texas and Nashville, Tennessee, and currently offers the following types of genetic and molecular testing services:

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

Drive Profitable Growth

Our plans for the remainder of 2016 include initiatives to continue our strong organic growth performance.  We will continue to pursue market share gains by providing high complexity, cancer-related laboratory testing services to hospitals, community-based pathology practices, and clinicians throughout the United States.  We currently perform comprehensive analyses for hematopoietic cancers such as leukemia and lymphoma (blood and lymphoid tumors) as well as solid tumors such as breast, lung, colon, and bladder cancers.  For hematopoietic cancers, we typically analyze bone marrow aspirate and peripheral blood specimens.  For solid tumors cancers, we typically analyze tissue samples or urine.

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

Our growth has also been aided by strong client retention.  We believe our high rates of client retention are due to strong service levels, our “tech-only” service offerings, and a culture of customer focus in which our engaged employees seek to deliver the highest customer satisfaction possible.  Our “tech-only” testing option allows local pathologists to participate with us in the testing process by interpreting results and performing the professional component of certain tests.  Our strong service levels are reinforced by a disciplined management process with a system of detailed measures and metrics to ensure committed turnaround times and customer service.  By retaining our existing customer base and bringing in a steady stream of new customers, we have been able to organically grow our business significantly faster than the growth rate of the overall market and we plan to continue these activities throughout 2016.

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

Medical and Scientific Team

Our team of medical professionals and PhDs are specialists in the field of genetics, oncology and pathology. As of June 30, 2016, NeoGenomics medical and scientific team included approximately 30 full and part time Pathologists and PhDs.  The team is responsible for the quality of the Company’s testing, and for the development and validation of the new assays.  The addition of Clarient’s pathology team has added increased depth to our medical team, and has enhanced our ability to service a wider range of specialties.

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

Please see the section captioned Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015; as filed with the SEC on March 15, 2016, and amended on April 18, 2016, for a detailed description of our business.

Results of Operations for the Three and Six Months Ended June 30, 2016 as Compared to the Three and Six Months Ended June 30, 2015

On December 30, 2015, we completed the acquisition of Clarient and its wholly owned subsidiary Clarient Diagnostic Services, Inc., from GE Medical.  Our year-over-year comparisons are significantly impacted as the results of Clarient are included in the full three and six month periods ended June 30, 2016 while the results of Clarient are not included in the three and six month periods ended June 30, 2015 as the acquisition had not yet been completed (see Note C to the consolidated financial statements for additional information).

The following table presents the consolidated statements of operations as a percentage of revenue:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	54.7%	55.6%	54.6%	57.0%
Gross Profit	45.3%	44.4%	45.4%	43.0%
Operating expenses:
General and administrative	29.7%	29.0%	29.9%	28.7%
Research and development	2.1%	3.3%	2.2%	3.1%
Sales and marketing	10.0%	12.0%	9.9%	12.3%
Total operating expenses	41.8%	44.3%	42.0%	44.1%
Income (loss) from operations	3.5%	0.1%	3.4%	(1.1)%
Interest expense	2.3%	0.8%	2.5%	0.8%
Net income (loss) before income taxes	1.2%	0.9%	0.9%	(0.3)%
Income tax expense	0.5%	0.1%	0.4%	0.1%
Net income (loss)	0.7%	0.8%	0.5%	(0.4)%

The following table presents consolidated revenue by type for the periods indicated ($ in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net Revenue
Clinical testing revenue	$56,316	$24,055	$32,261	134%	$110,936	$46,894	$64,042	137%
BioPharma & research revenue	6,813	315	6,498	2063%	11,896	502	11,394	2270%
Total Revenue	$63,129	$24,370	$38,759	159%	$122,832	$47,396	$75,436	159%

Revenue

The increase in our clinical testing revenue for the three and the six month periods ended June 30, 2016 as compared to the same periods in 2015 was primarily due to the acquisition of Clarient, which accounted for 77% of the dollar increase in both the three and six month periods, while the rest was from organic growth.    NeoGenomics had strong growth in our clinical genetic testing business,

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

where we continue to gain new clients.  New tests such as PD1 and PDL1 have been well received by our client base and have also increased testing volumes from existing accounts.

The increase in our Biopharma and research revenue for the three and the six months ended June 30, 2016 as compared to the same periods in 2015 was also largely due to the acquisition of Clarient which accounted for 91% and 94% of the dollar increase for the three and six month periods, respectively.  BioPharma had a strong second quarter and has seen significant growth in its MultiOmyx testing platform.  MultiOmyx allows multiple assays to be run on the same cells, and is very useful to pharmaceutical firms working with limited samples or tissue.

The following table shows clinical genetic testing revenue, cost of revenue, requisitions received and tests performed for the three and six months ended June 30, 2016 and 2015.  This data excludes tests performed for BioPharma customers and tests performed by PathLogic (testing revenue and cost of revenue in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Requisitions received (cases)	90,795	34,147	165.9%	179,619	65,244	175.3%
Number of tests performed	140,822	54,632	157.8%	275,726	103,748	165.8%
Average number of tests per requisition	1.55	1.60	(3.1%)	1.54	1.59	(3.5%)

Total clinical genetic testing revenue	$54,249	$22,118	145.3%	$106,999	$42,615	151.1%
Average revenue per requisition	$597	$648	(7.8%)	$596	$653	(8.8%)
Average revenue per test	$385	$405	(4.9%)	$388	$411	(5.5%)

Total cost of revenue	$29,153	$11,832	146.4%	$56,921	$23,415	143.1%
Average cost per requisition	$321	$347	(7.3%)	$317	$359	(11.7%)
Average cost per test	$207	$217	(4.4%)	$206	$226	(8.5%)

Our year-over-year growth in clinical genetic testing revenue, as shown above, was primarily driven by the inclusion of Clarient, as previously mentioned.  We also achieved organic (legacy NeoGenomics business) growth of approximately 32% and 35% in clinical genetic testing revenue for the three and six months ended June 30, 2016 excluding the impact of Clarient.  We believe that the increase in revenues are the direct result of our efforts to innovate by developing one of the most comprehensive molecular testing menus in the industry.  This broad test menu allows for existing clients to order more testing and also has also attracted many new clients and has helped us to gain market share from competitors.  New tests such as PD1 and PDL1 have shown solid growth and continue to establish us at the leading edge as new tests and assays come onto the market.

The decrease in our average revenue per test of 4.9% and 5.5% for the three and six month periods ended June 30, 2016 compared to the same periods in 2015 is primarily attributable to the change in test mix, with the inclusion of Clarient’s lower average reimbursement rate per test. Cost per test fell by approximately 4.4% and 8.5% for the three and six month periods ended June 30, 2016 compared to the same periods in 2015 as we continue to see the benefits of scale from the added testing volumes of the combined companies.

We have been successful at reducing cost by internalizing many tests that Clarient previously sent to outside reference laboratories.  In the first quarter of 2016, we began performing these tests in house, at a lesser cost.  We have also implemented numerous best practices in our laboratories and have incentivized our laboratory teams to reduce the cost of testing.  We continue to make enhancements to our laboratory information system (LIS) to improve the productivity of our laboratory teams.  We expect to continue to realize cost synergies and reduce our cost of testing as we consolidate our two largest testing facilities in southern California.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated cost of revenue and gross profit metrics are as follows ($ in thousands):

	For the three months ended June 30,			For the six months ended June 30,
Consolidated	2016	2015	$ Change	2016	2015	$ Change
Cost of revenue	$34,524	$13,557	$20,967	$67,055	$27,040	$40,015
Cost of revenue as a % of revenue	54.7%	55.6%		54.6%	57.0%
Gross Profit	$28,605	$10,813	$17,792	$55,777	$20,356	$35,421
Gross Profit as a % of revenue	45.3%	44.4%		45.4%	43.0%

The dollar increase in consolidated cost of revenue for the three and six months ended June 30, 2016 when compared to the same periods in 2015 were primarily a result of the Clarient acquisition, and also increases in our testing volumes.  Cost of revenue as a percentage of revenue decreased year-over-year due to the cost savings initiatives, internalized tests that were previously sent out by Clarient and aforementioned synergies of the combined larger enterprise.

General and Administrative Expenses

General and administrative expenses consist of employee related costs (such as salaries, fringe benefits, and stock based compensation expense) for our billing, finance, human resources, information technology and other administrative personnel. We also allocate professional services, facilities expense, bad debt expense, depreciation, amortization and administrative-related costs to general and administrative expenses.

Consolidated general and administrative expenses for the periods presented are as follows:

	For the three months ended June 30,			For the six months ended June 30,
($ in thousands)	2016	2015	$ Change	2016	2015	$ Change
General and administrative	$18,779	$7,075	$11,704	$36,785	$13,598	$23,187
As a % of revenue	29.7%	29.0%		29.9%	28.7%

The increase in our general and administrative expenses for the three and six months ended June 30, 2016 compared to the same periods in 2015 was largely due to the inclusion of Clarient and the additional resources necessary to manage the growth of the Company and the increased volume of testing.  These changes were the result of increased expenses in the following areas:  payroll, stock based compensation, depreciation and amortization, travel, technology and equipment, facility, bad debt, and professional fees.  We also had an increase of $1.5 million and $3.5 million for the three and six months ended June 30, 2016 over the same periods in 2015 associated with amortization of customer lists and trade names as a result of the Clarient acquisition.  Excluding these non-cash related expenses, general and administrative expenses as a percentage of revenue would have been 27.4%, versus 29.7% for the three month period and 27.1%, versus 29.9% for the six month period ending June 30, 2016 as compared to the same periods in 2015.

Bad debt expense for the three months ended June 30, 2016 increased by approximately $2.1 million to $2.8 million when compared to the same period in 2015.  Bad debt as a percentage of revenue was 4.4%, which was higher than last year’s rate of 2.9%.  Bad debt expense for the six month period ended June 30, 2016 increased by approximately $4.1 million to $5.4 million when compared to the same period in 2015.  Bad debt as a percentage of revenue was 4.4%, which was higher than last year’s rate of 2.8%.  These increases as a percentage of sales are primarily related to the addition of Clarient’s results.  Clarient has historically had a higher bad debt rate than NeoGenomics.  We expect our bad debt rate as a percentage of sales to decline over time as we implement NeoGenomics’ billing system and billing policies and practices into Clarient.

We expect our general and administrative expenses to increase as we add personnel and equity related compensation expenses, increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; incur additional bad debt expense as sales increase and as we continue to expand our physical infrastructure to support our anticipated growth.  A significant portion of our stock based compensation is for non-employee options which are subject to variable accounting, and our expenses will fluctuate based on the performance of our common stock.  A rise in the price of our stock will increase our stock compensation expense, and a decline in our stock price will reduce this expense.  However, we anticipate that general and administrative expenses as a percentage of consolidated revenue will drop over the coming years if we continue to grow.

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

Consolidated research and development expenses for the periods presented are as follows:

	For the three months ended June 30,			For the six months ended June 30,
($ in thousands)	2016	2015	$ Change	2016	2015	$ Change
Research and development	$1,306	$803	$503	$2,752	$1,471	$1,281
As a % of revenue	2.1%	3.3%		2.2%	3.1%

Excluding stock based compensation expense of $372,000 and $123,000 for the three months ended June 30, 2016 and 2015, research and development expense was approximately $934,000 and $680,000, respectively.  Excluding stock based compensation expense of $363,000 and $178,000 for the six months ended June 30, 2016 and 2015, research and development expense was approximately $2.4 million and $1.3 million respectively.  The stock based compensation increases reflect the increase in the price of our common stock and the fact that the related options and warrants for a non-employee contractor is accounted for at fair value each reporting period.  Excluding stock based compensation, the increase in our R&D expense was related to the development of several new tests including our NeoLABTM Prostate test, which was made available for ordering during the first quarter of 2016.  We expect our research and development expenses to fluctuate in future quarters because of increases or decreases in our stock price and the corresponding stock based compensation expense for non-employee stock options. Increases in our stock price result in additional expense and decreases in our stock price can result in recovery of previously recorded expense.  We anticipate research and development expenditures will increase over time as a percentage of sales as we continue to invest in innovation and bringing new tests to market.

Sales and Marketing Expenses

Sales and marketing expenses are primarily attributable to employee related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.

Consolidated sales and marketing expenses for the periods presented are as follows:

	For the three months ended June 30,			For the six months ended June 30,
($ in thousands)	2016	2015	$ Change	2016	2015	$ Change
Sales and marketing	$6,327	$2,907	$3,420	$12,127	$5,821	$6,306
As a % of revenue	10.0%	11.9%		9.9%	12.3%

Sales and marketing expenses increased year-over-year, largely attributable to the inclusion of Clarient, as well as the additional sales and marketing personnel and our expansion into new territories and new geographies.  We have also added representatives to our BioPharma business as we try to drive additional growth in that area.  We expect our sales and marketing expenses over the long term to increase as our test volumes increase, but to remain stable as a percentage of our overall sales.

Interest Expense, net

Interest expense, net is comprised of interest incurred on our term debt, revolving credit facility and our capital lease obligations offset by the interest income we earn on cash deposits.  Interest expense, net increased by $1.3 million for the three month period ending June 30, 2016 compared to the same period in 2015.  This increase is due to the debt obligations associated with financing the Clarient acquisition.  Interest expense, net increased by $2.7 million for the six month period ending June 30, 2016 compared to the same period in 2015 which was also due to the debt obligations associated with financing the Clarient acquisition.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income

The following table provides consolidated net loss available to common stockholders for each period along with the computation of basic and diluted net loss per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net loss available to common stockholders	$(5,154)	$(176)	$(10,565)	$(937)
Basic weighted average shares outstanding	77,448	60,425	76,758	60,352
Effect of potentially dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	77,448	60,425	76,758	60,352
Basic net loss per share	$(0.07)	$(0.00)	$(0.14)	$(0.02)
Diluted net loss per share	$(0.07)	$(0.00)	$(0.14)	$(0.02)

Non-GAAP Measures

Use of non-GAAP Financial Measures

The Company’s financial results are provided in accordance with accounting principles generally accepted in the United States of America (GAAP) and using certain non-GAAP financial measures.  Management believes that presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors and facilitates the analysis of the Company’s operating results and comparison of operating results across reporting periods and between entities. Management also uses non-GAAP financial measures for financial and operational decision making, planning and forecasting purposes and to manage the Company’s business. Management believes that Adjusted EBITDA is a key metric for our business because it is used by our lenders in the calculation of our debt covenants.  Management also believes that these non-GAAP financial measures enable investors to evaluate our operating results and future prospects in the same manner as management.  The non-GAAP financial measures do not replace the presentation of GAAP financial results and should only be used as a supplement to and not as a substitute for the Company’s financial results presented in accordance with GAAP.  There are limitations inherent in non-GAAP financial measures because they exclude charges and credits that are required to be included in a GAAP presentation, and do not therefore present the full measure of the Company’s recorded costs against its net revenue.  In addition, the Company’s definition of the non-GAAP financial measures below may differ from non-GAAP measures used by other companies.

Definitions of non-GAAP measures

Non – GAAP EBITDA

We define “EBITDA” as net income from continuing operations before: (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense.

Non – GAAP Adjusted EBITDA

We define “Adjusted EBITDA” as net income from continuing operations before: (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, (iv) non-cash, stock-based compensation expense, and if applicable in a reporting period (v) acquisition related transaction expenses and other significant non-recurring or non-operating (income) or expenses.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis for Non-GAAP Adjustments

Our basis for excluding certain expenses from GAAP financial measures, are outlined below:

•

Interest expense – The capital structure of companies significantly affects the amount of interest expense incurred.  This expense can vary significantly between periods and between companies.  In order to compare performance between periods and companies that have different capital structures and thus different levels of interest obligations, NeoGenomics excludes this expense.

•

Income tax expense – The tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and the provision for income taxes can vary considerably among companies.  In order to compare performance between companies, NeoGenomics excludes this expense.

•

Depreciation expense – Companies utilize assets with different useful lives and use different methods of both acquiring and depreciating these assets. These differences can result in considerable variability in the costs of productive assets and the depreciation and amortization expense among companies. In order to compare performance between companies, NeoGenomics excludes this expense.

•

Amortization expense – The intangible assets that give rise to this amortization expense relate to acquisitions, and the amounts allocated to such intangible assets and the terms of amortization vary by acquisition and type of asset.  NeoGenomics excludes these items to provide a consistent basis for comparing operating results across reporting periods, pre and post-acquisition.

•

Stock-based compensation expenses – Although stock-based compensation is an important aspect of the compensation paid to NeoGenomics employees, the related expense is substantially driven by changes in the Company’s stock price in any given quarter, which can fluctuate significantly from quarter to quarter and result in large positive or negative impacts to total operating expenses.  The variable accounting treatment causing expense to be driven by changes in quarterly stock price is required because many of the Company’s full-time Physicians reside in California and are classified as consultants rather than employees due to State regulations.  GAAP provides that variable stock based compensation treatment be applied for consultants but not for employees. Without adjusting for these non-cash expenses, the Company believes it would be difficult to compare financial results from operations across reporting periods on a consistent basis.

We believe that EBITDA and Adjusted EBITDA provide more consistent measures of operating performance between entities and across reporting periods by excluding cash and non-cash items of expense that can vary significantly between companies.  In addition, adjusted EBITDA is a metric that is used by our lenders in the calculation of our debt covenants.  Adjusted EBITDA also assists investors in performing analyses that are consistent with financial models developed by independent research analysts.

EBITDA and Adjusted EBITDA (as defined by us) are not measurements under GAAP and may differ from non-GAAP measures used by other companies.  We believe there are limitations inherent in non-GAAP financial measures such as EBITDA and Adjusted EBITDA because they exclude a variety of charges and credits that are required to be included in a GAAP presentation, and do not therefore present the full measure of NeoGenomics recorded costs against its net revenue.  Accordingly, we encourage investors to consider both non-GAAP results together with GAAP results in analyzing our financial performance.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2016	2015	2016	2015
Net income (loss) (Per GAAP)	$413	$(176)	$568	$(937)
Adjustments to Net Income:
Interest expense (income), net	1,448	189	3,040	384
Income taxes	332	15	505	19
Amortization of intangibles	1,610	97	3,636	190
Depreciation	3,744	1,663	7,329	3,249
EBITDA	7,547	1,788	15,078	2,905
Further Adjustments to EBITDA:
Non-cash stock based compensation	1,634	619	2,337	1,020
Adjusted EBITDA (non-GAAP)	$9,181	$2,407	$17,415	$3,925

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

The following tables present the Company’s gross outstanding accounts receivable ($ in thousands) by payer group at June 30, 2016 and December 31, 2015:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

June 30, 2016

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$14,924	24%	$7,941	13%	$3,976	6%	$1,352	2%	$5,215	8%	$33,408	53%
Commercial Insurance	2,448	4%	2,705	4%	2,000	3%	1,983	3%	6,786	11%	15,922	25%
Medicaid	111	0%	88	0%	56	0%	54	0%	131	0%	440	0%
Medicare	1,478	2%	1,071	2%	654	2%	500	1%	2,316	4%	6,019	11%
Private Pay	16	0%	11	0%	9	0%	5	0%	(4)	0%	37	0%
Unbilled Revenue	6,185	11%	195	0%	178	0%	138	0%	188	0%	6,884	11%
Total	$25,162	41%	$12,011	19%	$6,873	11%	$4,032	6%	$14,632	23%	$62,710	100%

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

December 31, 2015

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$12,444	22%	$6,383	11%	$3,271	6%	$2,138	4%	$4,287	8%	$28,523	51%
Commercial Insurance	2,572	4%	2,734	5%	2,185	4%	1,825	3%	5,268	9%	14,584	25%
Medicaid	93	0%	77	0%	94	0%	58	0%	82	0%	404	1%
Medicare	1,617	3%	1,306	2%	792	1%	660	1%	2,056	4%	6,431	10%
Private Pay	16	0%	11	0%	9	0%	5	0%	5	0%	46	0%
Unbilled Revenue	6,346	11%	279	0%	154	0%	96	0%	568	1%	7,443	13%
Total	$23,088	40%	$10,790	19%	$6,505	11%	$4,782	8%	$12,266	22%	$57,431	100%

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table represents the balance in allowance for doubtful accounts (in thousands) and that allowance as a percentage of gross accounts receivable at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015	$ Change
Allowance for doubtful accounts	$9,197	$4,759	$4,438
Allowance as a % of gross accounts receivable	14.7%	8.9%

The increase in the allowance for doubtful accounts for the period ended June 30, 2016 as compared to the period ended December 31, 2015 is attributed to the acquisition of Clarient and the historically higher rate of bad debt expense that Clarient has experienced.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of equity securities, borrowings against our accounts receivables balances, private debt used for the Clarient acquisition, and cash generated from operations.  The following table presents a summary of our consolidated cash flows for operating, investing and financing activities (in thousands) for the six months ended June 30, 2016 and 2015 as well as the period ended cash and cash equivalents and working capital.

	For the six months ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$12,095	$1,897
Investing activities	(3,425)	(1,180)
Financing activities	(10,304)	(1,454)
Net change in cash and cash equivalents	(1,634)	(737)
Cash and cash equivalents, beginning of period	$23,420	$33,689
Cash and cash equivalents, end of period	$21,786	$32,952
Working Capital (1), end of period	$52,556	$44,476

(1) Defined as current assets minus current liabilities.

Cash Provided by Operating Activities

During the six months ended June 30, 2016, cash provided by operating activities increased by approximately $10.2 million compared with the same period in 2015.  The increase was primarily related to the acquisition of Clarient and the related increases in our cash receipts, in addition to our net income for the period ending June 30, 2016 compared to our net loss for the period ended June 30, 2015.

Cash Used in Investing Activities

During the six months ended June 30, 2016, cash used by investing activities increased by approximately $2.2 million compared with the same period in 2015.  This increase was primarily due to equipment purchases which were necessary to support our continued growth and efficiency.  In addition, we have begun to incur costs related to the remodel of our laboratory facility in Aliso Viejo as well as the expansion of our billing department in Fort Myers, FL.  As we continue to make investments in these areas, we expect to continue to incur expenditures through the remainder of 2016.

Cash Used in Financing Activities

During the six months ended June 30, 2016, cash used by financing activities increased by approximately $8.9 million compared with the same period in 2015.  This increase was primarily due to the $10 million repayment made on our revolving credit facility in the first quarter of 2016 which was originally used to finance the acquisition of Clarient.  Cash used for financing activities was also comprised of repayments on our term loan and our capital lease obligations.  These repayments were partially offset by cash received for the issuance of our common stock for the exercise of stock options and Employee Stock Purchase Plan shares.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity Outlook

We had approximately $21.8 million in cash and cash equivalents as of June 30, 2016.  In addition, we have a revolving credit facility which provides for up to $25.0 million in borrowing capacity.  As of June 30, 2016, the entire $25 million line was undrawn and was available.  We believe that the cash on hand, available credit lines and positive cash flows generated from operations will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months.  Our Series A Preferred Stock has certain restrictions that will result in the Company having to dedicate fifty percent of the net proceeds from any future equity raise, to redeeming shares of the Series A Preferred Stock until such time as all of the shares of Series A Preferred Stock have been redeemed.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan and keep up with the growth in our testing volumes, although the actual amount and timing of such capital expenditures will ultimately be determined by the volume of our business.  We currently anticipate that our capital expenditures for the year ended December 31, 2016 will be in the range of $12 million to $14 million.  During the three and six months ended June 30, 2016, we purchased approximately $4.8 million and $6.0 million respectively of capital equipment, software and leasehold improvements of which $2.2 million and $2.4 million respectively was acquired through capital lease obligations.  We have in the past and plan to continue funding these capital expenditures with capital lease financing arrangements, cash, and through bank loan facilities if necessary.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2015 as amended

Related Party Transactions

Consulting Agreements

During the three month period ended June 30, 2016 and 2015, Steven C. Jones, an officer, director and shareholder of the Company, earned approximately $66,000 and $65,000, respectively, for consulting work performed in connection with his duties as Executive Vice President of Finance.  During the six month period ended June 30, 2016 and 2015, Mr. Jones,  earned approximately $132,000 and $130,000, respectively, for consulting work performed in connection with his duties as Executive Vice President of Finance.  Mr. Jones also received approximately $79,000 and $78,000 during the six months ended June 30, 2016 and 2015, respectively as payment of his annual bonus compensation for the previous fiscal years.

On April 20, 2016, the Company granted Mr. Jones 100,000 stock options.  The options were granted at a price of $7.15 per share and had a weighted average fair market value of $3.06 per option.  The options vest ratably over the next three years.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal  financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business.  We do not believe any current legal proceedings are material to our business. No material proceedings were terminated during the quarter ended June 30, 2016.

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

Our growth, including through our acquisition of the business of Clarient, Inc., or Clarient, in December 2015, which we refer to as the Acquisition, has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources.  On a pro-forma basis the Acquisition would have resulted in combined company revenue for the year ended December 31, 2015 of $216 million as compared to our annual revenues of $99.8 million without Clarient.  To manage our expanded business and our potential growth, we must continue to implement and improve our operational, financial and billing systems and to expand, train and manage our employee base.  We may not be able to effectively manage the expansion of our operations and our systems and our procedures or controls may not be adequate to support our operations.  Our management may not be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services.  Any inability to manage growth could have a material adverse effect on our business, results of operations, potential profitability and financial condition.

We have a substantial amount of indebtedness, much of which was incurred in connection with our acquisition of the Clarient business.  This level of indebtedness could adversely affect our flexibility in operating our business and our ability to react to changes in the economy or our industry.

At June 30, 2016, we had $62.3 million of indebtedness outstanding, and $25.0 million of available borrowing capacity under our senior secured revolving credit facility.  Our substantial indebtedness could have significant consequences for our business and financial condition.  For example:

•

We will be required to dedicate a greater percentage of our cash flows to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, pursue other acquisitions or investments in new technologies, make stock repurchases and fund other general corporate purposes.

NEOGENOMICS, INC.

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

In addition, for so long as any shares of our series A convertible preferred stock, remain outstanding, in the event that we issue any other shares of capital stock or any unsecured debt securities for cash, we are required to apply at least 50% of the net cash proceeds to redeem shares of Series A Preferred Stock at the then-effective liquidation preference, which is $7.50 per share as of the date of this prospectus, less any applicable redemption discounts.  See “Description of Capital Stock—Preferred Stock—Series A Preferred Stock.”  As a result, our ability to repay our outstanding indebtedness will be constrained by the fact that we will only receive half of the net cash proceeds from certain capital raising activities for as long as any shares of our Series A Preferred Stock remains outstanding.

Our right to recover for certain breaches of the covenants, agreements, representations and warranties made by GE Medical in connection with the Acquisition are limited.

Pursuant to the stock purchase agreement we entered into in connection with the Acquisition, all covenants, agreements, representations and warranties made by the parties in such agreement survive until March 30, 2017, subject to certain exceptions for the “fundamental representations.” Subject to the terms, conditions and limitations set forth in the stock purchase agreement, GE Medical Holding AB, or GE Medical, will indemnify us against any losses that are suffered or incurred by us resulting from or arising out of a breach of GE Medical’s representations or warranties or covenants contained in the stock purchase agreement.  However, other than instances of fraud and breaches of certain “fundamental” representations, GE Medical will not be liable for any losses unless and until the aggregate amount of losses that are suffered or incurred by us exceed $2.0 million, and then only for losses incurred by us that are in excess of this amount, subject to a limit on GE Medical’s maximum aggregate liability for breaches of representations other than certain “fundamental” representations of $50.0 million.  If we incur any material losses for which GE Medical will not provide indemnification, or if our losses are in excess of GE Medical’s maximum aggregate liability, our financial condition could be materially and adversely affected.

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

NEOGENOMICS, INC.

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

Management expects that our results of operations may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to: (i) the continued rate of growth, usage and acceptance of our products and services; (ii) demand for our products and services; (iii) the introduction and acceptance of new or enhanced products or services by us or by competitors; (iv) our ability to anticipate and effectively adapt to developing markets and to rapidly changing technologies; (v) our ability to attract, retain and motivate qualified personnel; (vi) the initiation, renewal or expiration of significant contracts with any major clients; (vii) pricing changes by us, our suppliers or our competitors; (viii) seasonality; and (ix) general economic conditions and other factors.  Accordingly, future sales and operating results are difficult to forecast.  Our expenses are based in part on our expectations as to future revenues and to a significant extent are relatively fixed, at least in the short-term.  We may not be able to adjust spending in a timely

NEOGENOMICS, INC.

manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in relation to our expectations would likely have an immediate adverse impact on our business, results of operations and financial condition.  In addition, we may determine from time to time to make certain pricing or marketing decisions or acquisitions that could have a short-term material adverse effect on our business, results of operations and financial condition and may not result in the long-term benefits intended.  Furthermore, in Florida, historically our largest referral market for lab testing services, a meaningful percentage of the population, returns to homes in the Northern United States to avoid the hot summer months.  This combined with the usual summer vacation schedules of our clients usually results in seasonality in our business.  Because of all of the foregoing factors, our operating results in future periods could be less than the expectations of investors.

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

NEOGENOMICS, INC.

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

We compete in the market place primarily on three factors: (i) the quality and accuracy of our test results; (ii) the speed or turn-around times of our testing services; and (iii) our ability to provide after-test support to those physicians requesting consultation.  Any unforeseen increase in the volume of clients could strain the capacity of our personnel and systems, leading to unacceptable turn-around times, or customer service failures.  In addition, as the number of our clients and specimens increases, our products, services, and infrastructure may not be able to scale accordingly.  We may also not be able to hire additional licensed medical technologists that we need to handle increased volumes.  Any failure to handle higher volume of requests for our products and services could lead to the loss of established clients and have a material adverse effect on our business, results of operations and financial condition.  If we produce inaccurate test results, our clients may choose not to use us in the future.  This could severely harm our business, results of operations and financial condition.  In addition, based on the importance of the subject matter of our tests, inaccurate results could result in improper treatment of patients, and potential liability for us.

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

NEOGENOMICS, INC.

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

As of June 30, 2016, we had cash and cash equivalents of $21.8 million and $25.0 million of available borrowing capacity under our senior secured revolving credit facility.  We may still need additional capital to fully implement our business, operating and development plans.  Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, there could be a material adverse effect on our long-term business, rate of growth, operating results, financial condition and prospects.

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

On July 31, 2014 the FDA issued a notification to Congress of the “Anticipated Details of the Draft Guidance for Industry, Food and Drug Administration Staff, and Clinical Laboratories: Framework for Regulatory Oversight of Laboratory Developed Tests,” or the Draft LDT Guidance.  As described in this notification, the FDA planned to provide draft guidance to clinical laboratories that develop their own LDTs regarding how the FDA intends to regulate such laboratories under the Federal Food, Drug, and Cosmetic Act.  On October 3, 2014 the FDA issued the draft guidance to clinical laboratories.  The regulatory framework will use a risk-based approach to enforce the FDA’s premarket review requirements, and for high-risk tests, the framework may require laboratories to use FDA-approved tests, if available, rather than LDTs.  If implemented, the framework outlined in the Draft LDT Guidance may also require us to obtain premarket clearance or approval for certain of our LDTs.  Implementation of this framework would include a lengthy phase-in period ranging from two to nine years depending on the risk assessment rating of each particular test.  The FDA provided an opportunity for public comment through February 2015, but the Draft LDT Guidance has not been finalized to date.  Through the ACLA, the industry has announced its opposition to the Draft LDT Guidance and submitted comments to the FDA in response to the draft guidance.  In addition to the ACLA public comment, the FDA received 169 public comments in response to the Draft LDT Guidance, however it remains unknown whether the regulatory framework ultimately implemented by the FDA will differ substantially from the framework described in the Draft LDT Guidance.  This FDA regulation may result in increased regulatory burdens for us to register and continue to offer our tests or to develop and introduce new tests and may increase our costs.    We do yet

NEOGENOMICS, INC.

know which of our tests would be classified as high-risk and would require a full FDA approval.  If such approval was required, we cannot be certain that our tests would obtain FDA approval or clearance.

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

Our laboratory operations depend, in part, on the continued performance of our information technology systems.  Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions.  In addition, we are in the process of integrating the information technology systems of Clarient, and we may experience system failures or interruptions as a result of this process.  Sustained system failures or interruption of our systems in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party.  Breaches with respect to protected health information could result in violations of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and analogous state laws, and risk the imposition of significant fines and penalties.  Failure of our information technology systems could adversely affect our business, profitability and financial condition.

Healthcare reform programs may impact our business and the pricing we receive for our services.

In March of 2010, health care reform legislation known as the “Patient Protection and Affordable Care Act,” which we refer to as the ACA, was passed into law.  The ACA also makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories.  For example, effective December 31, 2017, each medical device manufacturer must pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA.  Although the FDA issued Draft LDT Guidance that, if finalized, would regulate certain clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, as medical devices, none of our LDT’s such as our prostate cancer test are currently listed with the FDA.  We cannot assure you that the tax will not apply to services such as ours in the future.

The ACA contains several provisions that seek to limit Medicare spending in the future.  One key provision in the ACA is the establishment of “Accountable Care Organizations,” or ACOs, under which hospitals and physicians are able to share savings that

NEOGENOMICS, INC.

result from cost control efforts.  We cannot predict how the continued establishment and implementation of these new business models will impact on our business.  There is the possibility that these organizations will seek to lower reimbursement for the services we provide and some may potentially restrict access to our services.  We may not be able to gain access into certain ACOs.  These changes could have an adverse and material impact on our operations.  In furtherance of health care reform and the reduction in health care expenditures, the ACA contains numerous provisions to be implemented through 2018.  There can be no assurance at this time that the implementation of these provisions will not have a material adverse effect on our business.

The ACA provided for states to create health insurance “Marketplaces” where individuals can compare and enroll in Qualified Health Plans, or QHPs.  Individuals with an income less than 400% of the federal poverty level that purchase insurance on a Marketplace may be eligible for federal subsidies to cover a portion of their health insurance premium costs and cost sharing of co‑insurance or co‑pay obligations.  Our patients may be enrolled in QHPs, and we may begin to submit bills to QHPs for services we provide.  The presence of federal funds in QHPs in the form of subsidies and cost-sharing may subject providers to heightened government attention and enforcement, which could significantly increase the cost of compliance and could materially impact our operations.  For example, it is not clear whether the availability of these federal subsidies classifies a QHP as a federal healthcare program, particularly for purposes of federal fraud and abuse laws.  In letters published on October 30, 2013 and February 6, 2014, the former Secretary of the Department of Health & Human Services, or DHHS, Kathleen Sebelius, indicated that DHHS does not consider QHPs to be federal healthcare programs.  However, a judge may not agree with this statement by Secretary Sebelius, and other government regulators may take a different position.  For example, subsequent letters from U.S.  Senator Charles Grassley to Secretary Sebelius and Attorney General Eric Holder on November 7, 2013 and February 12, 2014 indicate that this issue remains an outstanding question.  If QHPs are classified as federal healthcare programs it could significantly increase our costs of compliance.

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

NEOGENOMICS, INC.

From time to time, legislative freezes and updates affect some of our tests that are reimbursed by the Medicare program under the Medicare Physician Fee Schedule, or MPFS, or Clinical Laboratory Fee Schedule, or CLFS.  The MPFS is updated on an annual basis.  In the past, the MPFS was updated using a prescribed statutory formula; when application of the statutory formula resulted in lower payments, Congress has passed interim legislation to prevent the reductions.  The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, repealed the previous statutory update formula and specified the update adjustment factors for calendar years 2015 and beyond.  If the updated conversion factor results in negative reimbursement in future years, the resulting decrease in payment may adversely affect our revenue, business, operating results, financial condition and prospects.

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

Also under PAMA, the CMS, is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA.  For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency.  Further, PAMA provides special payment status to “advanced diagnostic laboratory tests,” or ADLTs, to allow such ADLTs to be paid using their actual list charge amount during a certain time frame.  However, the October 2015 proposed rule would limit the application of such favorable payment status, for example by narrowing the scope of the status to laboratories that provide the ADLT under a single CLIA certificate.  We cannot determine at this time the full impact of the new law on our business, financial condition and results of operations.

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

NEOGENOMICS, INC.

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

There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs.  In addition, increasing emphasis on managed care in the United States may continue to put pressure on the pricing of healthcare services.  Uncertainty exists as to the coverage and reimbursement status of new applications or services.  Third party payers, including governmental payers such as Medicare and private payers, are scrutinizing new medical products and services and may not cover or may limit coverage and the level of reimbursement for our services.  Third party insurance coverage may not be available to patients for any of our existing tests or for tests we discover and develop.  In addition, a substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third party payers.  Any pricing pressure exerted by these third party payers on our clients may, in turn, be exerted by our clients on us.  If government and other third party payers do not provide adequate coverage and reimbursement for our tests, our operating results, cash flows or financial condition may decline.

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

NEOGENOMICS, INC.

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

NEOGENOMICS, INC.

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

Existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical laboratories, and their referral sources, including physicians, hospitals and other laboratories.  Certain of these laws, known as the “anti-kickback laws” and the “Stark Law,” contain extremely broad proscriptions.  Violation of these laws may result in criminal penalties, exclusion from participation in the Medicare, Medicaid, and other federal healthcare programs, and significant civil monetary penalties, as well as False Claims Act liability.  We seek to structure our arrangements with physicians and other clients to be in compliance with the anti-kickback laws, Stark Law and similar state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel and review of the annual OIG Work Plan identifying targeted issues.  We cannot guarantee, however, that government authorities will not take a contrary view and impose civil monetary penalties and exclude us based on our arrangements with physicians and other clients.

The federal Civil Monetary Penalties Law, or the federal CMP Law, imposes civil monetary penalties and exclusion from Medicare and Medicaid programs on any person who offers or transfers remuneration to any patient who is a Medicare or Medicaid beneficiary, when the person knows or should know that the remuneration is likely to induce the patient to receive medical services from a particular provider.  The federal CMP Law applies, among other things, to many kinds of inducements or benefits provided to patients, including complimentary items, services or transportation that are of more than a nominal value.  We have structured our operations and provision of services to patients in a manner that we believe complies with the law and its interpretation by government authorities.  We cannot guarantee, however, that government authorities will not take a contrary view and impose civil monetary penalties and exclude us for past or present practices.

Furthermore, HIPAA, the HITECH Act, and associated regulations and similar state laws contain provisions that require the electronic exchange of health information, such as claims submission and receipt of remittances, using standard transactions and code sets, which we refer to as the Standards, and regulate the use and disclosure of patient records and other Protected Health Information, or PHI.  These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to many healthcare providers, including physicians and clinical laboratories.  Although we believe we are in material compliance with the Standards, Security and Privacy rules under HIPAA and the HITECH Act and state privacy and security laws, a failure to comply with these laws could have a material adverse effect on our business, results of operations and financial condition and subject us to liability.  Additionally, the amendments to HIPAA in the HITECH Act provide that the state Attorneys General may bring an action against a covered entity, such as us, for a violation of HIPAA.

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

NEOGENOMICS, INC.

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

The failure to comply with Anti-Kickback laws may subject us to liability, penalties or limitation of operations

We are subject to the federal Anti-Kickback Statute, or the AKS, as well as similar state statutes and regulations, which prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program.  The AKS defines remuneration to include anything of value, in cash or in kind, and thus can implicate financial relationships including payments not commensurate with fair market value, such as in the form of space, equipment leases, professional or technical services or anything else of value.

The AKS is an “intent‑based” statute, meaning that a violation occurs when one or both parties intend the remuneration to be in exchange for or to induce referrals; however, the ACA, among other things, amended the intent requirement of the AKS.  A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the false claims statutes. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions,; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.  Violations of the AKS may result in substantial civil or criminal penalties, including criminal fines of up to $25,000, imprisonment of up to five years, civil penalties under the federal CMP Law of up to $50,000 for each violation, plus three times the remuneration involved, civil penalties under the federal False Claims Act of up to $11,000 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicare and Medicaid programs.  If we face these penalties or the participation exclusion, it could significantly reduce our revenues and could have a material adverse effect on our business.

Further, most states have adopted similar anti-kickback laws prohibiting the offer, payment, solicitation or receipt of remuneration in exchange for referrals, and typically impose criminal and civil penalties as well as loss of licenses.  Some of these state laws apply to items and services paid for by private payers as well as to government payers.  In addition, many states have adopted laws prohibiting the splitting or sharing of fees between physicians and non‑physicians, as well as between treating physicians and referral sources.  We believe our arrangements with physicians comply with the AKS, and state anti-kickback and fee‑splitting laws of the states in which we operate, however, if government regulatory authorities were to disagree, we could be subject to civil and criminal penalties, and be required to restructure or terminate our contractual and other arrangements with physicians.  This could result in a loss of revenue and have a material adverse effect on our business.

NEOGENOMICS, INC.

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

Tests which are reimbursed by Medicare and other government payers (for example, state Medicaid programs) accounted for approximately 21%, 20% and 25% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively, and approximately 14% of our revenues for the six-months ended June 30, 2016.  We anticipate that the acquisition of Clarient will lower our Medicare mix slightly moving forward.  The Medicare program imposes extensive and detailed requirements on diagnostic service providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit claims for reimbursement and how we provide specialized diagnostic laboratory services.  Further, we are prohibited from contracting with any individuals or entities who have been excluded from participation in Medicare or Medicaid and are listed on the OIG’s List of Excluded Individuals and Entities List.  Contracting with excluded individuals or entities, such as hiring an excluded person or contracting with an excluded vendor, can result in significant penalties.

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

NEOGENOMICS, INC.

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

NEOGENOMICS, INC.

relationships developed between the sales representative and the healthcare professionals for whom the sales representative was responsible.  This is particularly a risk if the representative goes to work for a competitor, as the healthcare professionals that are our clients may choose to use a competitor’s services based on their relationship with our former sales representative.

Further, non-compliant activities and unlawful conduct by sales and marketing personnel could give rise to significant risks under the AKS.  We require extensive, comprehensive training of all sales and marketing personnel, but cannot guarantee that every staff member will comply with the training.  Thus, in addition to the cost of training sales and marketing personnel, we could face liability under the Anti-Kickback Statute for non-compliance by individuals engaged in prohibited sales and marketing activities.

Performance issues, service interruptions or price increases by our shipping carrier could adversely affect our business, results of operations and financial condition, and harm our reputation and ability to provide our specialized diagnostic services on a timely basis

Expedited, reliable shipping is essential to our operations.  One of our marketing strategies entails highlighting the reliability of our point-to-point transport of patient samples.  We rely heavily on a single provider of transport services, FedEx Corporation, or the Carrier, for reliable and secure point-to-point transport of patient samples to our laboratory and enhanced tracking of these patient samples.  Should the Carrier encounter delivery performance issues such as loss, damage or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business.  In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations.  Similarly, strikes, severe weather, natural disasters or other service interruptions by delivery services we use would adversely affect our ability to receive and process patient samples on a timely basis.

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

Risks Relating to Our Common Stock

As a result of the Clarient acquisition, GE Medical has a significant influence over us and actions requiring general stockholder approval.

As a result of the Acquisition, GE Medical owns approximately 32% of our total voting power based on the number of shares of common stock outstanding as of August 3, 2016.  This percentage may increase upon the conversion of shares of Series A Preferred Stock (including any additional shares of Series A Preferred Stock issued as payment-in-kind dividends into common stock) if such preferred stock is not first redeemed.  In connection with the Acquisition, we increased the size of our Board of Directors from eight to ten with one of the vacancies created by such increase filled by a director selected for appointment to the Board of Directors by GE

NEOGENOMICS, INC.

Medical.  The Investor Board Rights, Lockup And Standstill Agreement with GE Medical contains certain rights in favor of GE Medical, including the right to appoint one director to our Board of Directors, requiring GE Medical’s approval before we can further increase the size of our Board of Directors and providing GE Medical with the right to participate in future rights offerings to our current stockholders as if the Series A Preferred Stock issued to GE Medical had been converted into shares of common stock.  We are not party to any other agreement with any of our stockholders with respect to the nomination or election of our directors.  The terms of the Series A Preferred Stock issued to GE Medical provide that, without GE Medical’s consent, we may not, among other things, repurchase outstanding shares of our common stock, or engage in certain other transactions.

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

NEOGENOMICS, INC.

The price of our common stock may fluctuate significantly.

The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time.  For example, the per share price of our common stock traded on the NASDAQ Capital Market ranged from $2.95 to $9.17 for the period from January 1, 2014 to June 30, 2016.  The price of our common stock could fluctuate significantly for many reasons, including the following:

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

NEOGENOMICS, INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the  Consolidated Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii) the  Consolidated Statements of Cash Flows and (iv) related notes.

NEOGENOMICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2016	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
	Name:	George Cardoza
	Title:	Chief Financial Officer