Form 10-Q
period 2016-09-30
NEOGENOMICS INC
filed 2016-11-07
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

As of November 2, 2016, the registrant had 78,512,921 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to NeoGenomics, Inc., a Nevada corporation and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories”), NeoGenomics Bioinformatics Inc., a Florida corporation, Path Labs LLC, a Delaware limited liability company (“PathLogic”) and Clarient, Inc., a Delaware corporation and its wholly owned subsidiary, Clarient Diagnostic Services, Inc. (together “Clarient”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), which are subject to the “safe harbor” created by those sections.  These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth under “Risk Factors” and in Part I, Item 1A, “Risk Factors” contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2016; as filed with the SEC on August 5, 2016.

Forward looking statements include, but are not limited to, statements about:

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

ASSETS	September 30, 2016	December 31, 2015
Current assets
Cash and cash equivalents	$28,935	$23,420
Accounts receivable (net of allowance for doubtful accounts of $11,056 and $4,759, respectively)	50,184	48,943
Inventories	5,952	5,108
Other current assets	7,488	4,889
Total current assets	92,559	82,360
Property and equipment (net of accumulated depreciation of $37,840 and $26,534, respectively)	34,169	34,577
Intangible assets, net	82,346	87,800
Goodwill	146,179	146,421
Other assets	174	129
Total assets	$355,427	$351,287
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,984	$12,464
Accrued compensation	11,382	6,217
Accrued expenses and other liabilities	4,380	7,374
Revolving credit facility, net	—	8,869
Short-term portion of capital leases	5,000	4,534
Short-term portion of loans	646	600
Total current liabilities	35,392	40,058
Long-term liabilities
Long-term portion of capital leases	5,513	5,040
Long-term portion of loans, net	52,194	52,336
Deferred income tax liability, net	16,236	15,741
Total long-term liabilities	73,943	73,117
Total liabilities	109,335	113,175
Commitments and contingencies - see Note I
Redeemable convertible preferred stock
Series A Redeemable Convertible Preferred Stock, $0.001 par value, (50,000,000 shares authorized; and 14,666,667 shares issued and outstanding, respectively)	45,302	28,602
Stockholders' equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 78,494,022 and 75,820,307 shares issued and outstanding, respectively)	78	76
Additional paid-in capital	238,975	231,375
Accumulated deficit	(38,263)	(21,941)
Total stockholders’ equity	200,790	209,510
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$355,427	$351,287

See notes to unaudited consolidated financial statements

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET REVENUE
Clinical testing revenue	$55,739	$24,875	$166,674	$71,770
Pharma Services & research revenue	5,022	251	16,919	753
Total Revenue, net	60,761	25,126	183,593	72,523

COST OF REVENUE	33,416	13,955	100,471	40,995

GROSS MARGIN	27,345	11,171	83,122	31,528
Operating expenses:
General and administrative	19,025	7,438	55,810	21,036
Research and development	967	871	3,719	2,342
Sales and marketing	5,958	2,748	18,084	8,569
Total Operating Expenses	25,950	11,057	77,613	31,947
INCOME (LOSS) FROM OPERATIONS	1,395	114	5,509	(419)
Interest expense, net	1,468	239	4,509	623
Income (loss) before taxes	(73)	(125)	1,000	(1,042)
Income tax expense (benefit)	(6)	—	500	20
NET INCOME (LOSS)	(67)	(125)	500	(1,062)
Deemed dividends on preferred stock	1,840	—	5,520	—
Amortization of preferred stock beneficial conversion feature	3,727	—	11,180	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,634)	$(125)	$(16,200)	$(1,062)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.07)	$(0.00)	$(0.21)	$(0.02)
Diluted	$(0.07)	$(0.00)	$(0.21)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	78,145	60,537	77,224	60,414
Diluted	78,145	60,537	77,224	60,414

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2016	2015
Net income (loss)	$500	$(1,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,550	4,971
Amortization of intangibles	5,454	283
Amortization of debt issue costs	532	-
Stock based compensation – options, restricted stock and warrants	4,024	1,907
Provision for bad debts	8,183	1,849
Changes in assets and liabilities, net of business acquisition:
(Increase) in accounts receivable, net of write-offs	(9,424)	(2,930)
(Increase) in inventories	(844)	(351)
(Increase) in prepaid expenses	(1,482)	(409)
(Increase) decrease in other current assets	(46)	12
Increase in accounts payable and other liabilities	3,271	2
Net cash provided by operating activities	21,718	4,272
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,328)	(1,682)
Net cash used in investing activities	(5,328)	(1,682)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility	(10,044)	—
Repayment of term loan	(413)	—
Repayment of capital lease obligations/loans	(3,874)	(2,912)
Proceeds from the exercise of options, warrants and ESPP shares, net of transaction expenses	3,456	599
Net cash used in financing activities	(10,875)	(2,313)
Net change in cash and cash equivalents	5,515	277
Cash and cash equivalent, beginning of period	23,420	33,689
Cash and cash equivalents, end of period	$28,935	$33,966
Supplemental disclosure of cash flow information:
Interest paid	$3,993	$672
Income taxes paid	$228	$20
Supplemental disclosure of non-cash investing and financing information:
Equipment acquired under capital lease/loan obligations	$4,907	$4,377
Deemed dividends on preferred stock	$5,520	$-
Amortization of preferred stock beneficial conversion feature	$11,180	$-

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

We have one reportable operating segment that delivers testing services to hospitals, pathologists, oncologists, other clinicians, pharmaceutical companies and researchers, which represents 100% of the Company’s consolidated assets, net revenues and net loss for the three and nine months ended September 30, 2016 and 2015.  We have evaluated our segments based on how the Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, reviews performance and makes decisions in managing the Company.  At September 30, 2016, all of our services were provided within the United States and all of our assets were located in the United States.

We have two primary types of customers, clinical and pharma.  Our clinical customers include community based pathology practices, oncology groups, hospitals and academic centers.  Our pharma customers include pharmaceutical companies to whom we provide testing and other services to support their studies and clinical trials.  We continue to assess the information available to the CODM since the close of the Clarient acquisition.  Currently, discrete financial information is not available to the CODM about the separate financial performance of our clinical and our pharma customers.  As we continue to integrate the two companies and focus separately on the two customer types we will routinely assess the information available and reviewed by the CODM and determine if we meet the criteria for having separate segments.

Note B — Recently Adopted and Issued Accounting Guidance

Adopted

Effective January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes. The standard update was issued to simplify the presentation of deferred income taxes and required deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years and interim periods within those fiscal years, beginning after December 31, 2016.  Earlier application is permitted as of the beginning of an interim or annual period.  The Company has early adopted this ASU and applied the amendments retrospectively to all deferred tax liabilities and assets presented.  The effect of the adoption on the Consolidated Balance Sheets for September 30, 2016 and December 31, 2015, was the offset of long term deferred tax liabilities by current deferred tax assets of $8,500,000 and $16,668,000, respectively.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Effective September 2015, the FASB issued ASU 2015-16, Business Combinations. The standard update was issued to simplify the accounting for measurement period adjustments.  The update requires that adjustments to provisional amounts identified during the measurement period be recognized in the period determined.  The effect of these adjustments on current earnings that would have been related to previously reported earnings is required to be disclosed.  ASU 2015-16 is effective for fiscal years and interim periods within those fiscal years, beginning after December 31, 2015.  The update should be applied prospectively to adjustments that occur after the effective date of this update.  The Company has adopted this ASU 2015-16 and it did not have a material effect on Company’s earnings for the period ended September 30, 2016. The Company has not finalized all valuations of the assets acquired and liabilities assumed in the Clarient acquisition at September 30, 2016.

Issued

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers. This standard update calls for a number of revisions in the revenue recognition rules. In August 2015, the FASB deferred the effective date of this ASU to the first quarter of 2018, with early adoption permitted beginning in the first quarter of 2017.  The ASU can be applied using a full retrospective method or a modified retrospective method of adoption.  The Company is currently evaluating this update and has not yet determined the method it will use to implement the new standard or the effect this may have on its consolidated financial statements.

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

Note C — Acquisitions

Clarient

On December 30, 2015 (the “Acquisition Date”), the Company acquired from GE Medical Holding AB (“GE Medical”), a subsidiary of General Electric Company (“GE”), all of the issued and outstanding shares of common stock of Clarient, Inc., a wholly owned subsidiary of GE Medical, for a purchase price consisting of (i) cash consideration of approximately $73.8 million, which includes an approximately $6.7 million estimated working capital adjustment and adjustments for estimated cash on hand and estimated indebtedness of Clarient on the Closing Date, (ii) 15,000,000 shares of NeoGenomics ’common stock, and (iii) 14,666,667 shares of NeoGenomics’ Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) pursuant to the Stock Purchase Agreement.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

100.0 million shares to 250.0 million shares and to increase the authorized number of shares of preferred stock from 10.0 million shares to 50.0 million shares in order to fund the common and preferred stock portion of the purchase price, among other things.

The Company issued 15,000,000 shares of common stock as partial consideration for the acquisition of Clarient.  The common stock includes restrictions imposed on the holder in the Investor Board Rights, Lockup and Standstill Agreement.  We estimated the fair value of the common stock consideration using inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumption in the fair value determination was a 15 percent discount due to lack of marketability of the common stock as a result of the restrictions imposed on the holder.  The Acquisition Date fair value of common stock transferred is calculated below ($ in thousands, except share and per share amounts):

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date.  The Company is in the process of obtaining information to measure the assets acquired and liabilities assumed; thus, the provisional measurements of current assets, property and equipment, intangible assets, goodwill, current liabilities, net deferred tax liabilities and long-term liabilities are subject to change.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

For the three and nine months ending September 30, 2016, we recorded approximately $1.7 million and $5.2 million of amortization expense respectively.

Goodwill arising from the acquisition of Clarient includes revenue synergies as a result of our existing customers and Clarient’s customers having access to each other’s testing menus and capabilities and also from the new product lines which Clarient adds to the Company’s product portfolio.  None of the goodwill is expected to be deductible for income tax purposes.

The provisional fair value of accounts receivable acquired was approximately $27.6 million as of the Acquisition Date.

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

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenue	$52,647	$160,993
Net (loss) attributable to common stockholders	(5,845)	(55,403)
(Loss) per share:
Basic	(0.08)	(0.73)
Diluted	(0.08)	(0.73)

The unaudited pro forma consolidated results for the three and nine months ended September 30, 2014 have been prepared by adjusting our historical results to include the acquisition of Clarient as if it occurred on January 1, 2014. These unaudited pro forma consolidated historical results were then adjusted for the following:

•	Removal of transaction expenses from the year ended December 31, 2015 and record them in the year ended September 31, 2014.
•

Adjustments to reflect amortization and depreciation expense associated with the acquired assets, partially offset by the elimination of the amortization and depreciation expense associated with Clarient’s historical assets.

•	Removal of costs associated with MultiOmyxTM, assets not acquired in the transaction, and to record royalty fees due to GE for continued use of the MultiOmyxTM product through a licensing agreement.
•	Removal of general and administrative expenses related to a Lab Services Agreement with the Saudi Arabian National Guard Health Affairs, as GE Medical has retained this agreement.
•	Record interest expense under the Credit Facilities and amortization of financing costs classified as interest expense.
•	Removal of royalty costs associated with the use of the GE brand as NeoGenomics will discontinue the use of the GE brand.
•	Accrue for dividends on the Series A Preferred stock and to amortize a portion of the beneficial conversion feature.

As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined Company for the periods presented or that may be achieved by the combined Company in the future.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note D — Goodwill and Intangible Assets

The Company has recorded goodwill of $146.2 million as of September 30, 2016.  The changes in the carrying amount of goodwill for the nine month period ended September 30, 2016 and for the year ended December 31, 2015 are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Balance as of January 1	$146,421	$2,929
Goodwill acquired during the period	-	143,492
Adjustment to preliminary value of goodwill (Note C)	(242)	-
Balance at end of period	$146,179	$146,421

Intangible assets as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

		September 30, 2016
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	24 months	$3,000	$1,133	$1,867
Customer Relationships	156 months	82,930	4,409	78,521
Support Vector Machine (SVM) technology	108 months	500	255	245
Laboratory developed test (LDT) technology	164 months	1,482	497	985
Flow Cytometry and Cytogenetics technology	202 months	1,000	272	728
Total		$88,912	$6,566	$82,346

		December 31, 2015
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	24 months	$3,000	$8	$2,992
Customer Relationships	156 months	82,930	247	82,683
Support Vector Machine (SVM) technology	108 months	500	213	287
Laboratory developed test (LDT) technology	164 months	1,482	416	1,066
Flow Cytometry and Cytogenetics technology	202 months	1,000	228	772
Total		$88,912	$1,112	$87,800

We recorded approximately $1.8 million and $93,000 in straight-line amortization expense of intangible assets for the three months ended September 30, 2016 and 2015, respectively.  We recorded approximately $5.5 million and $283,000 in straight-line amortization expense of intangibles for the nine months ended September 30, 2016 and 2015, respectively.  The Company recorded amortization expense from customer relationships and trade names as a general and administrative expense.  We will continue to record the amortization of the Support Vector Machine (SVM) technology, the LDT technology and the Flow Cytometry and Cytogenetics technology intangible assets as a research and development expense until such time that we have products, services or cost savings directly attributable to these intangible assets that would require them to be recorded in cost of goods sold.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2016 is as follows (in thousands):

Year Ending December 31,
Remainder of 2016	$1,818
2017	7,264
2018	5,771
2019	5,771
2020	5,771
2021	5,726
Thereafter	50,225
Total	$82,346

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note E — Debt

Term Loan

On December 30, 2015, the Company entered into a Term Loan and Guaranty Agreement (the “Term Loan”) for which AB Private Credit Investors LLC acts as the administrative agent and collateral agent.  The Term Loan provides for $55.0 million of borrowings.  On September 30, 2016, the Company had current outstanding borrowings of $550,000 and long-term outstanding borrowings of $52.1 million, net of unamortized debt issuance costs of $2.0 million.

The fair value of the Term Loan is estimated based on a valuation performed by an external consultant.  The inputs used in the fair value measurement include the present value of the term loan, current yield data using comparable companies and recently issued bonds with similar terms.  Consideration was also given to the potential for adjustments in the interest rate, mandatory and voluntary repayments and the events of default using a Monte Carlo simulation. These measurements are categorized as Level 3 inputs.

The following table presents the carrying values and fair values of the Company’s Term Loan (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value (1)
Term Loan	$54,587	$56,035	$55,022	$55,022
Total	$54,587	$56,035	$55,022	$55,022

(1) The Company entered in to the Term Loan on December 30, 2015, due to the short period of time the loan was outstanding carrying value approximates fair value at December 31, 2015.

The interest rate for borrowings under the Term Loan will be, at the Company’s election, (i) (A) a base rate equal to the greatest of 4%, the prime rate, the federal funds rate plus 0.5% and the one month LIBOR rate plus 1%, plus (B) an initial applicable margin of 6% , or (ii) the (A) LIBOR rate for interest periods from one to twelve months, plus (B) an initial applicable margin of 7%, with a minimum LIBOR of 1.00%. Interest on borrowings under the facility will be reduced to Base Rate plus 5.5% or LIBOR plus 6.50% upon the later of (i) NeoGenomics’ achieving maximum total leverage of less than 2.0 to 1.0 and (ii) January 1, 2017.

The Company and all of its present and future subsidiaries (other than NeoGenomics Laboratories) are guarantors under the Term Loan. The Term Loan contains the following financial covenants: (i) maintenance of a maximum total leverage ratio of 4.0 to 1.0 (stepping down over time to 3.25 to 1.0), and (ii) maintenance of a minimum consolidated fixed charge coverage ratio of 1.10 to 1.0 (stepping up over time to 1.25 to 1.0).   These covenants were effective beginning with the quarter ended March 31, 2016.  The Company was in compliance with all such financial covenants as of September 30, 2016.

The Term Loan also contains various affirmative and negative covenants, such as the delivery of financial statements, tax authority compliance, maintenance of property, limitations on additional debt, restriction of dividends and other standard clauses.

The Term Loan has a maturity of five years. In addition, the Term Loan provides for annual amortization payments in an amount equal to 1.0% of the original principal amount of the term loan, paid in quarterly installments, and mandatory prepayments with (i) proceeds of certain assets sales and recovery events, (ii) proceeds of certain debt issuances, (iii) proceeds of certain extraordinary receipts, as defined, (iv) a portion of certain tax refunds and insurance proceeds, and (v) a portion of excess cash flow as defined.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Auto Loans

The Company has auto loans with various financial institutions.  The auto loan terms range from 36-60 months and carry interest rates from 0.0% to 5.2%.

Maturities of Long-Term Debt

Maturities of long-term debt at September 30, 2016 are summarized as follows (in thousands):

	Term Loan	Auto Loans	Total Long Term Debt
Remainder of 2016	$137	$24	$161
2017	550	92	642
2018	550	69	619
2019	550	36	586
2020	52,800	5	52,805
	54,587	226	54,813
Less: Current portion of long-term debt	(550)	(96)	(646)
Less: Debt issuance costs, net	(1,973)	-	(1,973)
Long-term debt, net	$52,064	$130	$52,194

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

NeoGenomics is a guarantor under the Revolving Credit Facility.  All of NeoGenomics’ present and future subsidiaries (including NeoGenomics Laboratories) are borrowers under the Revolving Credit Facility. The Revolving Credit Facility contains the following financial covenants: (i) maintenance of a maximum total leverage ratio (funded indebtedness (including the outstanding amounts under the Credit Facilities), plus capitalized lease obligations, divided by EBITDA) of not more than 4.0 to 1.0 (stepping down over time to 3.25 to 1.0), (ii) maintenance of a minimum consolidated fixed charge coverage ratio (EBITDA less capital expenditures not financed with debt or certain equity), divided by the sum of cash interest expense, scheduled payments and mandatory prepayments of principal on indebtedness, taxes and restricted payments) of at least 1.1 to 1.0 (stepping up over time to 1.25 to 1.0) and (iii) maintenance of a minimum cash velocity equal to or greater than 80%.  These covenants were effective beginning with the quarter ended March 31, 2016.  The Company was in compliance with all such financial covenants as of September 30, 2016.

The Revolving Credit Facility also contains various affirmative and negative covenants, such as the delivery of financial statements, tax authority compliance, maintenance of property, limitations on additional debt, restriction of dividends and other standard clauses.  The Company was in compliance with all such financial covenants as of September 30, 2016.

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

At September 30, 2016, the Company had no outstanding borrowings under the Revolving Credit Facility, nor under the letter of credit subfacility.  The related debt issuance costs of approximately $1.1 million have been reclassified into other current assets at September 30, 2016.  We will continue to show debt issuance costs as a reduction in the related liability to the extent that there is an outstanding balance on the Revolving Credit Facility in the future.  As of September 30, 2016, there is approximately $25 million in available credit under the Revolving Credit Facility to be drawn upon as needed.

Note F — Class A Redeemable Convertible Preferred Stock

On December 30, 2015, NeoGenomics issued 14,666,667 shares of its Series A Preferred stock as part of the consideration for the acquisition of Clarient, see Note C.  The Series A Preferred Stock has a face value of $7.50 per share for a total liquidation value of $110 million.  During the first year, the Series A Preferred Stock has a liquidation value of $100 million if the shares are redeemed prior to December 29, 2016.  The carrying amount of the Series A Preferred Stock at September 30, 2016 was $45.3 million as compared to the carrying amount at December 31, 2015 of $28.6 million.  The increase in the carrying amount is from the accrual of deemed dividends of approximately $5.5 million and the accretion of the beneficial conversion feature of approximately $11.2 million during the nine months ending September 30, 2016, of which both amounts are recorded as distributions to the holders of the Series A Preferred Stock on the income statement with the corresponding entry recorded as an increase to the carrying value of the Series A Preferred Stock.

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

Beneficial Conversion Feature

The fair value of the common stock into which the Series A Preferred Stock was convertible at the date of issuance exceeded the allocated purchase price fair value of the Series A Preferred Stock by approximately $44.7 million on the date of issuance, resulting in a beneficial conversion feature. The Company will recognize the beneficial conversion feature as non-cash, deemed dividend to the holder of Series A Preferred Stock over the first three years the Series A Preferred Stock is outstanding, as the date the stock first becomes convertible is three years from the issue date.  The amounts recognized for the three and nine months ended September 30, 2016 was approximately $3.7 million and $11.2 million respectively.

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

	Three Months Ended September 30,		Nine Months Ending September 30,
	2016	2015	2016	2015
Gross service revenues	$114,902	$57,192	$376,857	$167,525
Total contractual adjustments and discounts	(54,141)	(32,066)	(193,264)	(95,002)
Net revenues	$60,761	$25,126	$183,593	$72,523

Note H — Equity

A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2016 is as follows:

	Number of	Weighted average
	shares	exercise price
Options outstanding at December 31, 2015	5,326,505	$3.07
Options granted	2,542,527	7.10
Less:
Options exercised	2,395,015	1.61
Options canceled or expired	258,155	3.32
Options outstanding at September 30, 2016	5,215,862	5.67
Exercisable at September 30, 2016	1,162,128	3.74

Of the 5,215,862 outstanding options at September 30, 2016, 1,005,000 were variable accounted stock options issued to non-employees of the Company of which 117,500 options were vested and 887,500 options were unvested as of September 30, 2016.

The fair value of each stock option award granted during the nine months ended September 30, 2016 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

Nine Months Ended September 30, 2016
Expected term (in years)	1.0 - 4.5
Risk-free interest rate (%)	1.1%
Expected volatility (%)	46.5% - 56.7%
Dividend yield (%)	0.0%
Weighted average fair value/share at grant date	$2.56

 As of September 30, 2016, there was approximately $8.2 million of unrecognized share based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.5 years.  This includes $2.2 million in unrecognized expense related to the 887,500 shares of unvested variable accounted for stock options subject to fair value adjustment at the end of each reporting period based on changes in the Company’s stock price.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Stock based compensation expense recognized for stock options and restricted stock and included in the consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expense	$187	$161	$550	$339
General and administrative expense	1,499	667	3,484	1,395
Total stock based compensation expense	$1,686	$828	$4,034	$1,734

Stock based compensation recorded in research and development relates to unvested options and warrants granted to a non-employee.

Common Stock Warrants

A summary of the warrant activity for the nine months ended September 30, 2016 is as follows:

	Number of	Weighted average
	shares	exercise price
Warrants outstanding at December 31, 2015	650,000	$1.48
Warrants granted	—	—
Less:
Warrants exercised	(200,000)	1.50
Warrants canceled or expired	—	—
Warrants outstanding at September 30, 2016	450,000	1.50
Exercisable at September 30, 2016	450,000	1.50

During the three months ended September 30, 2016 and 2015, we recorded $0 and $58,000 of warrant compensation expense, respectively.  During the nine months ended September 30, 2016, we recorded warrant compensation gain of $10,075 and during the nine months ended September 30, 2015, we recorded $173,000 of warrant compensation expense, respectively.  Warrant expense for the periods presented is recorded in research and development as the expense related to unvested performance based warrants granted to a non-employee. As of September 30, 2016 all warrants are fully vested.

Note I — Commitments

During the three and nine months ended September 30, 2016, the Company entered into leases for approximately $2.4 million and $4.8 million respectively in laboratory and computer equipment. These leases have 36 month terms, a $1.00 buyout option at the end of the terms and interest rates of 1.4% and 13.7%.  The Company accounted for these lease agreements as capital leases.

Note J — Other Related Party Transaction

During each of the three month periods ended September 30, 2016 and 2015, Steven C. Jones, an officer, director and shareholder of the Company, earned approximately $66,000 for consulting work performed in connection with his duties as Executive Vice President of Finance.  During each of the nine months periods ended September 30, 2016 and 2015, Mr. Jones, earned approximately $197,000 for consulting work performed in connection with his duties as Executive Vice President of Finance.  Mr. Jones also received approximately $79,000 and $78,000 during the nine months ended September 30, 2016 and 2015, respectively as payment of his annual bonus compensation for the previous fiscal years.

On April 20, 2016, the Company granted Mr. Jones 100,000 non-qualified stock options.  The options were granted at a price of $7.15 per share and had a weighted average fair market value of $3.06 per option.  The options vest ratably over the next three years.  We use variable accounting for these options and accordingly they are subject to fair value adjustment at the end of each reporting period based on changes in the Company’s stock price.

END OF FINANCIAL STATEMENTS

NEOGENOMICS, INC.

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

On December 30, 2015, we acquired Clarient, and its wholly owned subsidiary Clarient Diagnostic Services, Inc. from GE Medical, a subsidiary of General Electric Company, for approximately $249.5 million, consisting of (i) cash consideration of approximately $74.0 million, which included an approximately $6.7 million estimated working capital adjustment and adjustments for estimated cash on hand and estimated indebtedness of Clarient on the closing date, (ii) 15,000,000 shares of our common stock, and (iii) 14,666,667 shares of our Series A Preferred Stock (the “Acquisition”).  For additional information and risks associated with the acquisition, see "Risk Factors," contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2016; as filed with the SEC on August 5, 2016.

We believe the acquisition will allow us to broaden our offering of innovative cancer diagnostic tests to hospitals and physicians across the United States and to accelerate growth in the worldwide market for pharmaceutical clinical trials and research. The following discussion of our business includes the effects of the acquisition of Clarient.

As of September 30, 2016, the Company has laboratory locations in Ft. Myers and Tampa, Florida; Aliso Viejo, Fresno, Irvine, and West Sacramento, California; Houston, Texas and Nashville, Tennessee, and currently offers the following types of genetic and molecular testing services:

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

After assay design and validation, we provide laboratory services for large scale clinical trial testing. Whether serving as the single contract research organization (“CRO”) or partnering one, our Pharma Services and Clinical Trials team provides significant technical expertise and works closely with our customers to support each stage of clinical trial development.  Each trial we support comes with rapid turnaround time, dedicated project management and Quality Assurance oversight. We have experience in supporting FDA submissions for companion diagnostics and our Pharma services activities are backed by our specialty clinical laboratories in Aliso Viejo, CA and Houston, TX.  Our Pharma Services and Clinical Trials business is supported by full-time sales associates.  Our goal remains focused on helping bring more effective oncology treatments to market through providing world class laboratory services in oncology.

MultiOmyxTM - is a hyperplexed immunofluorescence assay technology that has similar staining characteristics as standard immunohistochemical stains, and has the significant advantage that up to 60 multiple proteins can be interrogated from a single FFPE section. Direct comparison of multiple biomarkers is made on the same cell, enabling routine co-expression analysis and identification of cells requiring multiple biomarkers staining. In addition to protein analysis, MultiOmyxTM is able to integrate genomic data utilizing FISH and NGS on the same sample to generate multiomic phenotypes.   Currently, we are only offering MultiomyxTM services to our Pharma and research clients.

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

Create a “One Company” Culture

With our acquisition of Clarient at the end of 2015, we have had a unique opportunity to create a unified corporate culture that supports our vision, values, and strategic objectives.  We believe that by engaging our people, we will be able to retain them and motivate them to meet and exceed the expectations of our clients.  Excellent teamwork is required as we implement best practices across our expanded testing disciplines and consolidate operations and facilities.

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

Integrate for Success

Combining the best of NeoGenomics’ and Clarient’s testing menus and services is one of our main objectives for 2016.  There was overlap in many of our test offerings, and differences between operating processes and procedures.  As a result, we developed a single test menu, a single Laboratory Information System (“LIS”), a single billing process, a single brand, and a unified service offering.  By the end of 2016, all clients will be served with one unified service offering.

Our medical and operating teams are working to develop and implement plans to ensure that we are offering the best tests for our clients.  Our information technology teams have worked to combine the best features from each LIS.  Numerous laboratory functional teams have reviewed and revised processes and procedures to select the highest quality and lowest-cost testing platforms.  Our sales teams have been combined to form one national team so that each account has one point of contact.  In billing, we are combining our separate operations using common policies and procedures in each billing location, and are integrating all operations using a common billing information system.  While we expect significant synergies from the combination of our two laboratories, we are also focused on retaining all our clients, and our goal is to ensure that we maintain the highest quality service throughout the integration process.

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

Continuously Innovate

We are keenly focused on innovation, and believe this has been a key factor in our growth.  Over the past several years, we have developed over 125 new or improved molecular oncology tests and disease-specific panels, and we are continuing to add new tests to our menu in 2016.  We believe we now have one of the most comprehensive oncology test menus of any laboratory in the world.  By launching new medically significant and necessary tests at a steady rate, we are able to provide cutting-edge developments in molecular genetics for clients and their patients, and we are developing our reputation as a leader in the field of molecular oncology.

Our broad and innovative testing menu allows us to serve community-based pathologists and clinicians as well as pharmaceutical customers and nationally recognized academic centers. In addition, our comprehensive test offering allows us to be a one-stop shop for all of the oncology testing needs of our clients.  Pharmaceutical firms are also attracted to our laboratory based on our knowledgeable research and development team and our ability to offer tests at the forefront of medical developments.  Tests that we perform for Pharmaceutical clients as they develop new therapeutics also are ordered in clinical practice once therapies are commercialized.   In many cases, customers who begin using us because of our new innovative test offerings also begin to refer portions of their other testing.  Therefore, innovation helps in many ways to sustain our growth.

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

We are working to develop a proprietary NeoLABTM (Liquid Biopsy) Prostate cancer test that is performed on blood plasma and urine rather than on prostate tissue biopsies.  There are two goals for this test: 1) to diagnose the presence of cancer in patients and 2) to distinguish high-grade from low-grade cancer in patients with prostate cancer.  We completed a preliminary patient study in June 2013, and the results were published in March 2014 in the Genetic Testing and Molecular Biomarkers journal.  In addition, in February 2014, we completed a follow up study with additional patient samples which confirmed the published preliminary data from the first trial.  The results of this second study were presented at the American Society of Clinical Oncology (“ASCO”) meeting in 2014 and were published in the Journal of Cancer in February of 2016.  We are also conducting a prospective validation study with over 2,500 patients enrolled thus far to further validate the efficacy of our NeoLAB™ Prostate Test.  Recruitment for this prospective study was concluded by the end of 2015.  Patients are being followed to collect outcome data and perform statistical analysis, and a paper has been submitted for publication.  We are currently offering the NeoLABTM Prostate Test and are beginning commercial activities in the fourth quarter of 2016.

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

Medical and Scientific Team

Our team of medical professionals and PhDs are specialists in the field of genetics, oncology and pathology. As of September 30, 2016, NeoGenomics medical and scientific team included approximately 35 full and part time Pathologists and PhDs.  The team is responsible for the quality of the Company’s testing, and for the development and validation of the new assays.  The addition of Clarient’s pathology team has added increased depth to our medical team, and has enhanced our ability to service a wider range of specialties.

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

Superior Testing Technologies and Instrumentation

We use some of the most advanced testing technologies and instrumentation in the laboratory industry. The use of next generation sequencing in our molecular testing allows us to detect multiple mutations and our proprietary techniques allow us to achieve high sensitivity in our next generation sequencing testing.  In addition, we use high sensitivity Sanger sequencing, RNA and DNA quantification, SNP/Cytogenetic arrays, Fragment Length analysis, and other molecular testing technologies.  Our automated FISH and Cytogenetics tools allow us to deliver the highest quality testing to our clients and our flow cytometry laboratory uses 10-color flow cytometry analysis technology on a technical-only basis. We are one of only a few laboratories with an electron microscopy department for diagnosis in complex renal case analysis.  Our MultiOmyxTM platform is a unique immunofluorecence array technology that allows up to sixty immunohistochemistry stains to be analyzed on a single slide.  We are continually testing new laboratory equipment in order to remain at the forefront of new developments in the testing field.

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

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients.  Our sales team for our core clinical genetic testing business is organized into five regions (Northeast, Southeast, North Central, South Central and West), we also have separate sales teams for our Pharma Services and PathLogic businesses.   These sales representatives all utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated all of the important customer care functionality within our LIS into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions.  Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM.  Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up.

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

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months Ended September 30, 2016 as Compared to the Three and Nine Months Ended September 30, 2015

On December 30, 2015, we completed the acquisition of Clarient and its wholly owned subsidiary Clarient Diagnostic Services, Inc., from GE Medical.  Our year-over-year comparisons are significantly impacted as the results of Clarient are included in the full three and nine month periods ended September 30, 2016 while the results of Clarient are not included in the three and nine month periods ended September 30, 2015 as the acquisition had not yet been completed (see Note C to the consolidated financial statements for additional information).

The following table presents the consolidated statements of operations as a percentage of revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.0%	55.5%	54.7%	56.5%
Gross Profit	45.0%	44.5%	45.3%	43.5%
Operating expenses:
General and administrative	31.3%	29.6%	30.4%	29.0%
Research and development	1.6%	3.5%	2.0%	3.2%
Sales and marketing	9.8%	10.9%	9.9%	11.8%
Total operating expenses	42.7%	44.0%	42.3%	44.0%
Income (loss) from operations	2.3%	0.5%	3.0%	(0.5)%
Interest expense	2.4%	1.0%	2.5%	0.9%
Net income (loss) before income taxes	(0.1)%	(0.5)%	0.5%	(1.4)%
Income tax expense	0.0%	0.0%	0.2%	0.0%
Net income (loss)	(0.1)%	(0.5)%	0.3%	(1.4)%

The following table presents consolidated revenue by type for the periods indicated ($ in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net Revenue
Clinical testing revenue	$55,739	$24,875	$30,864	124%	$166,674	$71,770	$94,904	132%
Pharma services & research revenue	5,022	251	4,771	1901%	16,919	753	16,166	2147%
Total Revenue	$60,761	$25,126	$35,635	142%	$183,593	$72,523	$111,070	153%

Revenue

The increase in our clinical testing revenue for the three and the nine month periods ended September 30, 2016 as compared to the same periods in 2015 was primarily due to the acquisition of Clarient, which accounted for 78% and 79% of the dollar increases, respectively.  The remainder of the growth in clinical testing revenue was organic.  We had strong growth in our clinical genetic testing business, where we continue to gain new clients and larger client accounts and experienced increased testing volumes from our existing accounts as a result of new test offerings, such as PD1 and PDL1, which have been well received by our client base.

The increase in our Pharma services and research revenue for the three and the nine months ended September 30, 2016 as compared to the same periods in 2015 was also largely due to the acquisition of Clarient which accounted for 93% of the dollar increase for both the three and nine month periods.  We expect to see continued growth in our Pharma Services division primarily from an expanded sales force, international expansion and from increasing use by pharmaceutical customers of MultiOmyxTM, an emerging multiplex technology for which we have exclusive US rights.  MultiOmyxTM allows multiple IHC and/or FISH assays to be run on the same sample and has been found to be very useful to pharmaceutical scientists working with limited samples or tissue.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows clinical genetic testing revenue, cost of revenue, requisitions received and tests performed for the three and nine months ended September 30, 2016 and 2015.  This data excludes tests performed for Pharma customers and tests performed by PathLogic (testing revenue and cost of revenue in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Requisitions received (cases)	90,297	35,158	156.8%	269,916	100,402	168.8%
Number of tests performed	140,089	56,111	149.7%	415,815	159,859	160.1%
Average number of tests per requisition	1.55	1.60	(3.1%)	1.54	1.59	(3.1%)

Total clinical genetic testing revenue	$53,887	$22,847	135.9%	$160,886	$65,461	145.8%
Average revenue per requisition	$597	$650	(8.2%)	$596	$652	(8.6%)
Average revenue per test	$385	$407	(5.4%)	$387	$409	(5.4%)

Total cost of revenue	$28,578	$12,198	134.3%	$85,499	$35,612	140.1%
Average cost per requisition	$316	$347	(8.9%)	$317	$355	(10.7%)
Average cost per test	$204	$217	(6.2%)	$206	$223	(7.6%)

Our year-over-year growth in clinical genetic testing revenue, as shown above, was primarily driven by the inclusion of Clarient, as previously mentioned.  We also achieved organic (legacy NeoGenomics business) growth of approximately 29% and 33% in clinical genetic testing revenue for the three and nine months ended September 30, 2016, excluding the impact of Clarient.  We believe that the increase in revenues are the direct result of our efforts to innovate by developing one of the most comprehensive molecular testing menus in the industry.  This broad test menu allows for existing clients to order more testing and also has also attracted many new clients and has helped us to gain market share from competitors.  New tests such as PD1 and PDL1 have shown solid growth and continue to establish us at the leading edge as new tests and assays come onto the market.

The decrease in our average revenue per test of 5.4% for both the three and nine month periods ended September 30, 2016 compared to the same periods in 2015 is primarily attributable to the change in test mix, with the inclusion of Clarient’s lower average reimbursement rate per test. Cost per test fell by approximately 6.2% and 7.6% for the three and nine month periods ended September 30, 2016, respectively, compared to the same periods in 2015 as we continue to see the benefits of scale from the added testing volumes of the combined companies.

We have been successful at reducing cost by internalizing many tests that Clarient previously sent to outside reference laboratories.  In the first quarter of 2016, we began performing these tests in house, at a lesser cost.  We have also implemented numerous best practices in our laboratories and have incentivized our laboratory teams to reduce the cost of testing.  We continue to make enhancements to our laboratory information system (LIS) to improve the productivity of our laboratory teams.  We expect to continue to realize cost synergies and reduce our cost of testing as we consolidate our two largest testing facilities in southern California.  We expect to substantially complete the move and closure of our Irvine facility into the Aliso Viejo facility by the end of the first quarter next year.  We don’t anticipate any significant exit costs as a result of closing the Irvine facility as the current lease is set to expire in April 2017.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

The consolidated cost of revenue and gross profit metrics are as follows ($ in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Consolidated	2016	2015	$ Change	2016	2015	$ Change
Cost of revenue	$33,416	$13,955	$19,461	$100,471	$40,995	$59,476
Cost of revenue as a % of revenue	55.0%	55.5%		54.7%	56.5%
Gross Profit	$27,345	$11,171	$16,174	$83,122	$31,528	$51,594
Gross Profit as a % of revenue	45.0%	44.5%		45.3%	43.5%

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The dollar increase in consolidated cost of revenue for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 was primarily the result of the Clarient acquisition, and also increases in our testing volumes.  Cost of revenue as a percentage of revenue decreased slightly year-over-year due to the cost savings initiatives, internalized tests that were previously sent out by Clarient and aforementioned synergies of the combined larger enterprise.  Cost per test on the clinical side has fallen by 6.2% as compared to the third quarter of 2015 as we continue to have success in driving down our costs in the laboratory.

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

Consolidated general and administrative expenses for the periods presented are as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2016	2015	$ Change	2016	2015	$ Change
General and administrative	$19,025	$7,438	$11,587	$55,810	$21,036	$34,774
As a % of revenue	31.3%	29.6%		30.4%	29.0%

The increase in our general and administrative expenses for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was largely due to the inclusion of Clarient and the additional resources necessary to manage the growth of the Company and the increased volume of testing.  These changes were the result of increased expenses in the following areas:  payroll, stock based compensation, depreciation and amortization, travel, technology and equipment, facility, bad debt, and professional fees. We also had an increase of $1.8 million and $5.3 million for the three and nine months ended September 30, 2016 over the same periods in 2015 associated with amortization of customer lists and trade names as a result of the Clarient acquisition.  Excluding these non-cash related expenses, general and administrative expenses as a percentage of revenue would have been 28.4%, versus 29.6% for the three month period and 27.5%, versus 29.0% for the nine month period ending September 30, 2016 as compared to the same periods in 2015.

Bad debt expense for the three months ended September 30, 2016 increased by approximately $2.2 million to $2.8 million when compared to the same period in 2015.  Bad debt as a percentage of revenue was 4.5%, which was higher than last year’s rate of 2.2%.  Bad debt expense for the nine month period ended September 30, 2016 increased by approximately $6.3 million to $8.2 million when compared to the same period in 2015.  Bad debt as a percentage of revenue was 4.5%, which was higher than last year’s rate of 2.6%.  These increases as a percentage of sales are primarily related to the addition of Clarient’s results.  Clarient has historically had a higher bad debt rate than NeoGenomics.  We expect our bad debt rate as a percentage of sales to decline over time as we implement NeoGenomics’ billing system and billing policies and practices into Clarient.

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

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated research and development expenses for the periods presented are as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2016	2015	$ Change	2016	2015	$ Change
Research and development	$967	$871	$96	$3,719	$2,342	$1,377
As a % of revenue	1.6%	3.5%		2.0%	3.2%

Excluding stock based compensation expense of $187,000 and $219,000 for the three months ended September 30, 2016 and 2015, research and development expense was approximately $780,000 and $652,000, respectively.  Excluding stock based compensation expense of $550,000 and $512,000 for the nine months ended September 30, 2016 and 2015, research and development expense was approximately $3.2 million and $1.8 million respectively.  The stock based compensation increases reflect the increase in the price of our common stock and the fact that the related options and warrants for a non-employee contractor is accounted for at fair value each reporting period.  Excluding stock based compensation, the increase in our R&D expense was related to the development of several new tests including our NeoLABTM Prostate test, which was made available for ordering during the first quarter of 2016.  We expect our research and development expenses to fluctuate in future quarters because of increases or decreases in our stock price and the corresponding stock based compensation expense for non-employee stock options. Increases in our stock price result in additional expense and decreases in our stock price can result in recovery of previously recorded expense.  We anticipate research and development expenditures will increase over time as we continue to invest in innovation and bringing new tests to market.

Sales and Marketing Expenses

Sales and marketing expenses are primarily attributable to employee related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.

Consolidated sales and marketing expenses for the periods presented are as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in thousands)	2016	2015	$ Change	2016	2015	$ Change
Sales and marketing	$5,958	$2,748	$3,210	$18,084	$8,569	$9,515
As a % of revenue	9.8%	10.9%		9.9%	11.8%

Sales and marketing expenses increased year-over-year, largely attributable to the inclusion of Clarient, as well as the additional sales and marketing personnel and our expansion into new territories and new geographies.  We have also added representatives to our Pharma Services business as we try to drive additional growth in that area.  We expect our sales and marketing expenses over the long term to increase as our test volumes increase, but to remain stable as a percentage of our overall sales.

Interest Expense, net

Interest expense, net is comprised of interest incurred on our term debt, revolving credit facility and our capital lease obligations offset by the interest income we earn on cash deposits.  Interest expense, net increased by $1.2 million for the three month period ending September 30, 2016 compared to the same period in 2015.  This increase is due to the debt obligations associated with financing the Clarient acquisition.  Interest expense, net increased by $3.9 million for the nine month period ending September 30, 2016 compared to the same period in 2015 which was also due to the debt obligations associated with financing the Clarient acquisition.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income

The following table provides consolidated net loss available to common stockholders for each period along with the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net loss available to common shareholders	$(5,634)	$(125)	$(16,200)	$(1,062)
Basic weighted average shares outstanding	78,145	60,537	77,224	60,414
Effect of potentially dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	78,145	60,537	77,224	60,414
Basic net loss per share	$(0.07)	$(0.00)	$(0.21)	$(0.02)
Diluted net loss per share	$(0.07)	$(0.00)	$(0.21)	$(0.02)

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

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Income tax expense (benefit) – The tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and the provision for income taxes can vary considerably among companies.  In order to compare performance between companies, NeoGenomics excludes this expense (benefit).

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

•

Stock-based compensation expenses – Although stock-based compensation is an important aspect of the compensation paid to NeoGenomics employees and consultants, the related expense is substantially driven by changes in the Company’s stock price in any given quarter, which can fluctuate significantly from quarter to quarter and result in large positive or negative impacts to total operating expenses.  The variable accounting treatment causing expense to be driven by changes in quarterly stock price is required because many of the Company’s full-time Physicians reside in California and are classified as consultants rather than employees due to State regulations.  GAAP provides that variable stock based compensation treatment be applied for consultants but not for employees. Without adjusting for these non-cash expenses, the Company believes it would be difficult to compare financial results from operations across reporting periods on a consistent basis.

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

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net income (loss) (GAAP)	$(67)	$(125)	$500	$(1,062)
Adjustments to net income (loss):
Interest expense, net	1,468	239	4,509	623
Income tax expense (benefit)	(6)	-	500	20
Amortization of intangibles	1,818	93	5,454	283
Depreciation	4,222	1,722	11,550	4,971
EBITDA	7,435	1,929	22,513	4,835
Further Adjustments to EBITDA:
Non-cash stock based compensation	1,686	887	4,024	1,907
Adjusted EBITDA (non-GAAP)	$9,121	$2,816	$26,537	$6,742

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

The following tables present the Company’s gross outstanding accounts receivable ($ in thousands) by payer group at September 30, 2016 and December 31, 2015:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

September 30, 2016

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$8,751	14%	$5,807	9%	$2,800	5%	$2,778	5%	$7,549	12%	$27,685	45%
Commercial Insurance	4,851	8%	5,589	9%	3,091	5%	518	1%	5,512	9%	19,561	32%
Medicaid	80	0%	88	0%	85	0%	77	0%	177	1%	507	1%
Medicare	1,411	2%	935	2%	563	1%	537	1%	2,425	4%	5,871	10%
Private Pay	10	0%	10	0%	9	0%	6	0%	(4)	0%	31	0%
Unbilled Revenue	6,391	11%	480	1%	250	0%	169	0%	295	0%	7,585	12%
Total	$21,494	35%	$12,909	21%	$6,798	11%	$4,085	7%	$15,954	26%	$61,240	100%

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

December 31, 2015

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$14,135	26%	$5,582	10%	$3,393	7%	$2,156	4%	$3,927	7%	$29,193	54%
Commercial Insurance	2,260	4%	2,233	4%	1,641	3%	1,314	3%	4,005	7%	11,453	21%
Medicaid	98	0%	113	1%	72	0%	59	0%	64	0%	406	1%
Medicare	1,552	3%	1,193	2%	982	2%	772	1%	1,817	4%	6,316	12%
Private Pay	17	0%	8	0%	14	0%	11	0%	3	0%	53	0%
Unbilled Revenue	4,957	10%	718	1%	151	0%	82	0%	373	1%	6,281	12%
Total	$23,019	43%	$9,847	18%	$6,253	12%	$4,394	8%	$10,189	19%	$53,702	100%

The following table represents the balance in allowance for doubtful accounts (in thousands) and that allowance as a percentage of gross accounts receivable at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015	$ Change
Allowance for doubtful accounts	$11,056	$4,759	$6,297
Allowance as a % of gross accounts receivable	18.1%	8.9%

The increase in the allowance for doubtful accounts for the period ended September 30, 2016 as compared to the period ended December 31, 2015 is attributed to the acquisition of Clarient and the historically higher rate of bad debt expense that Clarient has experienced.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

To date, we have financed our operations primarily through public and private sales of equity securities, borrowings against our accounts receivables balances, private debt used for the Clarient acquisition, and cash generated from operations.

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities (in thousands) for the nine months ended September 30, 2016 and 2015 as well as the period ended cash and cash equivalents and working capital.

	For the Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$21,718	$4,272
Investing activities	(5,328)	(1,682)
Financing activities	(10,875)	(2,313)
Net change in cash and cash equivalents	5,515	277
Cash and cash equivalents, beginning of period	$23,420	$33,689
Cash and cash equivalents, end of period	$28,935	$33,966
Working Capital (1), end of period	$57,167	$45,529

(1) Defined as current assets minus current liabilities.

Cash Provided by Operating Activities

During the nine months ended September 30, 2016, cash provided by operating activities increased by approximately $17.4 million compared with the same period in 2015.  The increase was primarily related to the acquisition of Clarient and the related increases in our cash receipts, in addition to our net income for the period ending September 30, 2016 compared to our net loss for the period ended September 30, 2015.

Cash Used in Investing Activities

During the nine months ended September 30, 2016, cash used by investing activities increased by approximately $3.6 million compared with the same period in 2015.  This increase was primarily due to equipment purchases which were necessary to support our continued growth and efficiency.  We have made significant investments in IT infrastructure during 2016 including increased storage infrastructure and a new telecom system.  In addition, we have begun to incur costs related to the remodel of our laboratory facility in Aliso Viejo, CA as well as the expansion of our billing department in Fort Myers, FL.  As we continue to make investments in these areas, we expect to continue to incur expenditures through the remainder of 2016.

Cash Used in Financing Activities

During the nine months ended September 30, 2016, cash used by financing activities increased by approximately $8.6 million compared with the same period in 2015.  This increase was primarily due to the $10 million repayment made on our revolving credit facility in the first quarter of 2016 which was originally used to finance the acquisition of Clarient.  Cash used for financing activities was also comprised of repayments on our Term Loan and our capital lease obligations.  These repayments were partially offset by cash received for the issuance of our common stock for the exercise of stock options and Employee Stock Purchase Plan shares.

Liquidity Outlook

We had approximately $28.9 million in cash and cash equivalents as of September 30, 2016.  In addition, we have a revolving credit facility which provides for up to $25.0 million in borrowing capacity.  As of September 30, 2016, the entire $25 million line was undrawn and was available.  We believe that the cash on hand, available credit lines and positive cash flows generated from operations will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months.  Our Series A Preferred Stock has certain restrictions that will result in the Company having to dedicate fifty percent of the net proceeds from any future equity raise, to redeeming shares of the Series A Preferred Stock until such time as all of the shares of Series A Preferred Stock have been redeemed.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan and keep up with the growth in our testing volumes, although the actual amount and timing of such capital expenditures will ultimately be determined by the volume of our business.  We currently anticipate that our capital expenditures for the year ended December 31, 2016 will be in the range of $12.5 million to $14.5 million.  During the three and nine months ended September 30, 2016, we purchased approximately $4.2 million and $10.2 million respectively of capital equipment, software and leasehold improvements of which $2.4 million and $4.8 million respectively was acquired through capital lease obligations.  We have in the past and plan to continue funding these capital expenditures with capital lease financing arrangements, cash, and through bank loan facilities if necessary.

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

Consulting Agreements

During each of the three month periods ended September 30, 2016 and 2015, Steven C. Jones, an officer, director and shareholder of the Company, earned approximately $66,000, for consulting work performed in connection with his duties as Executive Vice President of Finance.  During each of the nine month periods ended September 30, 2016 and 2015, Mr. Jones,  earned approximately $197,000 for consulting work performed in connection with his duties as Executive Vice President of Finance.  Mr. Jones also received approximately $79,000 and $78,000 during the nine months ended September 30, 2016 and 2015, respectively as payment of his annual bonus compensation for the previous fiscal years.

On April 20, 2016, the Company granted Mr. Jones 100,000 stock options.  The options were granted at a price of $7.15 per share and had a weighted average fair market value of $3.06 per option.  The options vest ratably over the next three years.  We use variable accounting for these options and accordingly they are subject to fair value adjustment at the end of each reporting period based on changes in the Company’s stock price.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business.  We do not believe any current legal proceedings are material to our business. No material proceedings were terminated during the quarter ended September 30, 2016.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2016; as filed with the SEC on August 5, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.51	Amended and Restated Consulting Agreement dated November 4, 2016 between NeoGenomics, Inc. and Steven C. Jones

10.52	Form of Indemnification Agreement between NeoGenomics, Inc. and each of its executive officers and directors.
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the  Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the  Consolidated Statements of Cash Flows and (iv) related notes

NEOGENOMICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2016	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
	Name:	George Cardoza
	Title:	Chief Financial Officer