Form 10-K
period 2016-12-31
NEOGENOMICS INC
filed 2017-03-14
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     ☐   Yes     ☒   No

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $573.9 million, based on the closing price of the registrant’s common stock of $8.04 per share on June 30, 2016.

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of March 09, 2017: 78,822,928

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEOGENOMICS, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2016

NeoGenomics, NeoLAB, NeoTYPE and Multiomyx are our registered trademarks, and FlexREPORT is our trademark. Any other trademarks, registered marks and trade names appearing in this annual report on Form 10-K are the property of their respective holders. All other trademarks, trade names and service marks appearing in this annual report are the property of their respective owners.

NEOGENOMICS, INC.

PART I

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, changing reimbursement levels from government payers and private insurers, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission, or SEC.

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

•	Regulatory developments in the United States including downward pressure on health care reimbursement;
•	Our ability to maintain our license under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);
•	Food and Drug Administration, or FDA regulation of Laboratory Developed Tests (“LDTs”);
•	Failure to timely or accurately bill for our services;
•	Our ability to expand our operations and increase our market share;
•	Our ability to expand our service offerings by adding new testing capabilities;
•	Our ability to meet our future capital requirements;
•	Our ability to integrate future acquisitions and costs related to such acquisitions;
•	The impact of internalization of testing by customers;
•	Our ability to maintain service levels and compete with other diagnostic laboratories;
•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;
•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure;
•	The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements.

These forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report. You should read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

NEOGENOMICS, INC

ITEM 1. BUSINESS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with its subsidiaries as “NeoGenomics”, “we”, “us”, “our” or the “Company” in this Annual Report) is the registrant for SEC reporting purposes. Our common stock is listed on the NASDAQ Capital Market under the symbol “NEO”.

Overview

We operate a network of cancer-focused genetic testing laboratories in the United States.  Our mission is to improve patient care through exceptional genetic and molecular testing services. Our vision is to become the World’s leading cancer testing and information company by delivering uncompromising quality, exceptional service and innovative solutions.

As of December 31, 2016, the Company has laboratory locations in Ft. Myers and Tampa, Florida; Aliso Viejo, Fresno, Irvine, and West Sacramento, California; Houston, Texas and Nashville, Tennessee, and currently offers the following types of genetic and molecular testing services:

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

f)

Pathology consultation - services provided for clients in which our pathologists review surgical samples on a consultative basis. NeoGenomics expert pathologists often assist our client pathologists on their most difficult and complex cases.  NeoGenomics is one of a few laboratories in the country with an electron microscopy lab which enables us to analyze complex renal cases.

Clinical Cancer Testing Services

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

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Community-based pathology practices and hospital pathology labs may order certain testing services on a technical component only (“TC” or “tech-only”) basis, which allows them to participate in the diagnostic process by performing the professional component (“PC”) interpretation services without having to hire laboratory technologists or purchase the sophisticated equipment needed to perform the technical component of the tests. We also support our pathology clients with interpretation and consultative services using our own specialized team of pathologists for difficult or complex cases and provide overflow interpretation services when requested by clients.

In addition, we may directly serve oncology, dermatology, urology and other clinician practices that prefer to have a direct relationship with a laboratory for cancer-related genetic and molecular testing services. We typically service these types of clients with a comprehensive service offering where we perform both the technical and professional components of the tests ordered. In certain instances larger clinician practices have begun to internalize pathology interpretation services, and our “tech-only” service offering allows these larger clinician practices to also participate in the diagnostic process by performing the PC interpretation services on TC testing performed by NeoGenomics.  In these instances NeoGenomics will typically provide all of the more complex, Molecular testing services.

Pharma Services and Clinical Trials

Our Pharma Services division supports pharmaceutical firms in their drug development programs by supporting various clinical trials.  This portion of our business often involves working with the pharmaceutical firms (sponsors) on study design as well as performing the required testing.  Our medical team often advises the sponsor and works closely with them as specimens are received from the enrolled sites.  We also work on developing tests that will be used as part of a companion diagnostic to determine patients’ response to a particular drug.  As studies unfold, our clinical trials team reports the data and often provide key analysis and insights back to the sponsors.

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

Whether serving as the single contract research organization or partnering with one, our Pharma Services and Clinical Trials team provides significant technical expertise working closely with our customers to support each stage of clinical trial development.  Each trial we support comes with rapid turnaround time, dedicated project management and quality assurance oversight. We have experience in supporting submissions to the Federal Drug Administration (FDA) for companion diagnostics.  Our Pharma Services strategy is focused on helping bring more effective oncology treatments to market through providing world class laboratory services in oncology to key pharmaceutical companies in the industry.

Markets

The medical testing laboratory market can be broken down into three primary markets:

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

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

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

The field of cancer genetics is evolving rapidly and new tests are being developed at an accelerated pace. Based on medical and scientific discoveries over the last decade, cancer testing falls into one of three categories: diagnostic testing, prognostic testing and predictive testing. Of the three, the fastest growing area is predictive testing, which is utilized by clinicians to predict a patient’s response to the various treatment options in order to deliver “personalized or precision medicine” that is optimized to that patient’s particular circumstances. Personalized or precision medicine allows clinicians to know if a patient will or will not respond to certain medications like Herceptin, Keytruda and Opdivo. This saves the healthcare system money by ensuring that expensive cancer drugs are only given to those who will benefit from them. This type of testing improves patient care and potentially saves lives by identifying optimized therapies much more rapidly than what was possible in previous years.

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

We believe several key factors are influencing the rapid growth in the market for cancer testing: (i) every year, more and more genes and genomic pathways are implicated in the development and/or clinical course of cancer; (ii) cancer is primarily a disease of the elderly - one in four senior citizens is likely to develop some form of cancer during the rest of their lifetime once they turn sixty, and now that the baby boomer generation has started to reach this age range, the incidence rates of cancer are rising; (iii) increasingly, new drugs are being targeted to certain cancer subtypes and pathways which require companion diagnostic testing; (iv) patient and payer awareness of the value of genetic and molecular testing; (v) decreases in the cost of performing genetic and molecular testing; (vi) increased coverage from third party payers and Medicare for such testing; and (vii) the health insurance coverage to uninsured Americans under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010. These factors have driven significant growth in the market for this type of testing. We estimate a $10-12 billion total market opportunity for cancer testing in the United States, and we estimate that about $5-7 billion of this market is made up of genetic and molecular testing with the remaining portion derived from more traditional anatomic pathology testing services that are complementary to and often ordered with the genetic and molecular testing services we offer.

2017 Focus Areas: Develop High Performance Culture, Inspire & “Own” Quality, Accelerate Growth and Advance Our Strategy

Over the past several years, NeoGenomics has experienced rapid growth including organic growth from offering new tests to existing customers, growth from gaining market share from our competitors, and growth from acquisitions.  We expect to continue to grow our business in 2017 and are focused on several initiatives to continue to build our company to be the World’s leading cancer testing and information company.

Develop our High Performance Culture

We are building our high performance culture by empowering our employees and investing in their growth.  We are providing skill based training, education, and mentoring our supervisors and managers to allow them to grow within the Company.  We communicated career opportunities and performance objectives and hold each employee accountable for their own development.  Teamwork is highly encouraged through the use of team performance incentive plans as well as other meaningful recognition and rewards.  To cultivate teamwork we are committed to improving communication by providing better tools for today’s connected society.  Our organization uses weekly employee surveys and takes actions based on the feedback from those surveys.  We believe that a culture of engaged employees provides superior service to our clients and their patients battling cancer.  We have employee retention targets that are set each year, and we believe our employee retention rate is above average for the laboratory industry.  Recruiting and retaining talented employees is critical in the fast moving field of cancer diagnostics.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Inspire and “Own” Quality

Since the acquisition of Clarient, Inc. and its wholly owned subsidiary Clarient Diagnostic Services, Inc. (together “Clarient”) we’ve focused on combining the very best of both NeoGenomics and Clarient testing menus and services.  We’ve had functional teams work through every part of the business to ensure that we were able to maintain our high level of quality and create best practices throughout our organization.  Maintaining quality laboratory operations and service is enabling us to retain existing clients while adding new ones.

We have a variety of initiatives designed to further enhance our company-wide quality program, provide training on the importance of quality, reinforce our quality principals, and recognize individuals and teams for providing quality service.  By promoting and reinforcing quality principles, we believe we can strengthen our core processes.  Our focus on continuous improvement, first time quality and the work of our best-practice teams will enable us to continue reducing our cost per test as we have steadily over the past several years.

In 2016, we began work on our next generation Laboratory Information System, or LIS and our information technology team is working to complete this LIS system for certain key areas in 2017.  We believe the new LIS system will help to drive improvements in efficiencies in several laboratory areas and will allow for further automation and operational efficiencies.  It will also enable our Pharma services clients the ability to track each step through the laboratory process.

We’ve been working hard to renovate our Aliso Viejo, CA laboratory and plan to consolidate our Irvine Lab facility into the Aliso Viejo Lab facility by the second quarter of 2017.  We expect to achieve significant economies of scale and operating efficiencies once we have consolidated our two facilities.

Accelerate Profitable Growth

Our plans for 2017 include many initiatives to continue our strong organic growth by gaining market share, introducing new tests, and by expanding our Pharma business.  Through the acquisition of Clarient we have significantly expanded our pharma services business, and plan to develop it further by creating an international presence and incorporating new technologies.  Also, as a result of the Clarient acquisition, we have expanded our sales team and now offer our services in geographic areas where we did not previously have sales representation.  We believe, our highly trained sales team has been successful in competing against other laboratories because of our exceptional service levels, and because we have one of the broadest and most comprehensive test menus in our industry. Our broad menu of molecular and immunohistochemistry testing has helped make us a “one stop shop” for many clients who like the fact that all of their testing can be sent to one laboratory.

We currently perform comprehensive analyses for hematopoietic cancers such as leukemia and lymphoma (blood and lymphoid tumors) as well as solid tumors such as breast, lung, colon, and bladder cancers.  Our sales team is experienced with the scientific complexity and medical necessity of our testing services, and understands the needs of our client pathologists and oncologists. We will continue to pursue market share gains by providing high complexity, cancer-related laboratory testing services to hospitals, community-based pathology practices, academic centers, and clinicians throughout the United States.

Our growth has also been aided by strong client retention.  We believe our client retention success is due to our strong service levels, our “tech-only” service offerings, and a culture of customer focus in which our engaged employees seek to deliver highest customer satisfaction possible.   Our strong service levels are reinforced by a disciplined management process with a system of detailed measures and metrics to ensure committed turnaround times and customer service.  Our broad menu of molecular and immunohistochemistry testing has helped make us a “one stop shop” for many clients who like the fact that all of their testing can be sent to one laboratory.

In early 2017, we re-branded and created a new logo.  We intend to implement strategic marketing plans to further develop our brand and build brand awareness.  We have re-designed our trade show booth incorporating our new logo and plan to improve new test launches by using social media to improve brand awareness.   We believe by executing and developing our brand we will achieve growth in new and existing markets.

We also look for opportunities to grow our business through mergers and/or acquisitions.  We are focused on strategic opportunities that would be complementary to our menu of services and would increase our earnings and cash flow in the short to medium timeframe.  In 2015 we acquired Clarient which specialized in advanced oncology diagnostic services, this acquisition has enabled NeoGenomics to broaden its offering of innovative cancer diagnostic tests to hospitals and physicians across the country, and to accelerate its growth in the fast-growing worldwide market for pharmaceutical clinical trials and research.  Complementary product offerings and expanded

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

geographical reach of the combined company will provide customers with substantial benefits and create a significantly larger and more diversified provider of precision oncology diagnostics.  The Clarient transaction is a good example of the type of acquisition opportunity we will consider in the future.

Advance Our Strategy

We are committed to being an innovative leader and believe this has been and will be a key factor in our growth.  We plan to accomplish this goal through strategic actions designed to: 1) advance the technology we use in our laboratories, 2) evaluate, develop and deploy new products and services, and 3) evaluate and experiment with value-based payment models in collaboration with oncology groups and other health care providers.

Our broad and innovative testing menu allows us to serve community-based pathologists and clinicians as well as pharmaceutical customers and nationally recognized academic centers.  Over the past year, we have developed approximately 50 new molecular oncology tests and disease-specific panels, and we believe we have one of the most comprehensive oncology test menus of any laboratory in the world.  By launching new medically significant and necessary tests at a steady rate, we are able to provide cutting-edge developments in molecular genetics with clients and their patients and are developing our reputation as a leader in the field of molecular oncology.  In many cases, customers who begin using us because of our new innovative test offerings also begin to refer portions of their other testing.

Our comprehensive test offering allows us to be a one-stop shop for all of the oncology testing needs of our clients.  Pharmaceutical firms are also attracted to our laboratory based on extensive test menu, and based on our knowledgeable research and development team as well as our ability to offer tests at the forefront of medical developments.

We continue to pursue opportunities to offer “liquid biopsy” testing, particularly for hematological diseases.  We have launched twelve NEOLABTM liquid biopsy tests for hematological disease using next generation sequencing and other advanced molecular technologies.  Liquid Biopsy testing uses cell-free circulating DNA and RNA found in blood plasma to identify molecular abnormalities in the bone marrow without the need for a bone marrow biopsy.  The technology is based on the concept that hematologic cells release their DNA, RNA, and protein into circulation as the cells are immersed in blood.  The cell-free circulating DNA, RNA and protein are referred to as exosomes, microvesicles, apoptotic bodies or simply DNA- or RNA-protein complexes.  Our new tests use proprietary methods to extract these circulating nucleic acids and analyze them using next generation sequencing and advanced methods in order to evaluate molecular abnormalities present in hematological cancers.

We also continue to develop new testing approaches by combining the capabilities of a variety of testing technologies.   Our NeoTYPETM multimodality testing is somewhat unique in the industry and combines immunohistochemistry testing, molecular testing, and FISH testing into disease-specific panels that are very effective and efficient for improving patient care.  We introduced a number of NeoTYPETM molecular panels that combine multiple molecular tests into multi-gene panels targeting specific types of cancer to help pathologists and oncologists determine cancer subtypes on difficult cases.  Managed care payers have expressed interest in the more targeted panels as a more cost effective alternative to ordering large whole genome panels that include genes that have never been tied to a particular type of cancer.

We continue to develop our NeoLAB (Liquid Biopsy) Prostate cancer test that is performed on blood plasma and urine rather than on prostate tissue biopsies.  There are two goals for this test: 1) to diagnose the presence of cancer in patients and 2) to distinguish high-grade from low-grade cancer in patients with prostate cancer.

Competitive Strengths

Turnaround Times

We strive to provide industry leading turnaround times for test results to our clients nationwide.  By providing information to our clients in a rapid manner, physicians can begin treating their patients as soon as possible.  We believe our historical average 4-5 day turnaround time for our cytogenetics testing services, 3-4 day turnaround time for FISH testing services, 7 day turnaround time for molecular testing, and 1 day turnaround time for flow cytometry and pathology testing services are industry-leading benchmarks for national laboratories.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Our consistent timeliness of results is a competitive strength and a driver of additional testing requests by our referring physicians.  Rapid turnaround times allow for the performance of other adjunctive tests within an acceptable diagnosis window in order to augment or confirm results and more fully inform treatment options.  We believe that fast turnaround times are a key differentiator versus other national laboratories, and our clients often cite them as a key factor in their relationship with us.

World-class Medical and Scientific Team

Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology.  As of December 31, 2016, we employed, or are contracted with approximately 35 full-time M.D.s and Ph.Ds.  The addition of Clarient’s pathology team has added increased depth to our medical team, and has enhanced our ability to service a wider range of specialties.

Extensive Tech-Only Service Offerings

We currently have the most extensive menu of “tech-only” FISH services in the country as well as extensive and advanced “tech-only” flow cytometry and IHC testing services.  These types of testing services allow the professional interpretation component of a test to be performed and billed separately by our physician clients.  Our FISH, flow cytometry and other tech-only service offerings allow properly trained and credentialed community-based pathologists to extend their own practices by performing professional interpretations services, which allows them to better service the needs of their local clientele without the need to invest in the lab equipment and personnel required to perform the technical component of genetic and molecular testing.

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

Global Service Offerings

We offer a comprehensive suite of technical and interpretation services, to meet the needs of those clients who are not credentialed and trained in interpreting genetic tests and who require pathology specialists to interpret the testing results for them. In our global service offerings, our lab performs the technical component of the tests and our M.D.s and Ph.Ds. provide the service of interpreting the results of those tests. Our professional staff is also available for post-test consultative services. Clients using our global service offering rely on the expertise of our medical team to give them the answers they need in a timely manner to help inform their diagnoses and treatment decisions. Many of our tech-only clients also rely on our medical team for difficult or challenging cases by ordering our global testing services on a case-by-case basis or our medical team can serve as a backup to support our clients who need help to satisfy the continued and demanding requirements of their practice. Our reporting capabilities allow for all relevant case data from our global services to be captured in one summary report. When providing global services, NeoGenomics bills for both the technical and professional component of the test, which results in a higher reimbursement level.

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

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

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

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients.  Our sales team for the clinical cancer testing services is organized into five regions (Northeast, Southeast, North Central, South Central and West), and we have a separate sales team for our BioPharma Services division.  These sales representatives utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated all of the important customer care functionality within our LIS into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions.  Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM.  Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up.

Geographic Locations

Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on either the West Coast or the East Coast of the United States to service the needs of their customers around the country. We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence. We have eight facilities including five large laboratory locations in Fort Myers, Florida, West Sacramento, California, Aliso Viejo, California, Irvine, California and Houston Texas.  We also have three smaller laboratory locations in Fresno, California, Nashville, Tennessee and Tampa, Florida. Our objective is to “operate one lab with multiple locations” in order to deliver standardized, high quality, test results. We have recently completed renovations in our Aliso Viejo facility and have plans to close our Irvine laboratory and transition all Irvine employees and tests to be performed from the much larger Aliso Viejo laboratory in February of 2017.  We intend to continue to develop and open new laboratories and/or expand our current facilities as market situations dictate and business opportunities arise.

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

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Sales and Marketing

We continue to grow our testing volumes and revenue due to our ongoing investment in sales and marketing.  We have expanded the size of our sales team and are investing more in trade shows and in our overall marketing budget.  We plan to continue to develop and execute strategic marketing plans throughout 2017. Our clinical genetic revenue and cost of revenue metrics are as follows (testing revenue/cost of revenue in thousands) for the fiscal years ended December 31:

	December 31,
	2016	2015	% Change
Requisitions received (cases)	361,220	139,195	159.5%
Number of tests performed	563,132	221,191	154.6%
Average number of tests/requisition	1.56	1.59	(1.9%)

Total clinical genetic testing revenue	$214,708	$90,506	137.2%
Average revenue/requisition	$594	$650	(8.6%)
Average revenue/test	$381	$409	(6.8%)

Cost of revenue	$113,373	$48,783	132.4%
Average cost/requisition	$314	$350	(10.3%)
Average cost/test	$201	$221	(9.0%)

Clinical genetic tests exclude tests performed for Pharma Services customers and tests performed by Path Logic.

Our 137.2% growth in clinical revenue year-over-year as well as the 159.5% increase in case volume is primarily the result of the increase in new clients associated with our acquisition of Clarient in 2015.  In addition, we had a large increase in our PD-L1 testing in 2016.  Our expanded sales team extended our service offering to areas of the country where we did not previously have sales representation and helped us add new clients.  In addition, we believe that the increase in revenues is the direct result of our efforts to innovate and develop one of the most comprehensive molecular testing menus in the industry.  Customers increasingly see us as a one-stop-shop able to handle all of their cancer testing needs.

We believe that the market for our services is growing.  As new tests and new therapies come onto the market a companion diagnostic test often comes onto the market as well.  For example, the new and rapidly-growing PDL1 test is a result of the introduction of a new immuno-oncology therapy.  The overall market growth, fueled in part by new tests, is contributing to our company growth

Our cost of clinical revenue increased approximately 132% year-over-year, primarily due to our increase in testing volume.  As a percentage of revenue, costs decreased slightly.  The changes in volume are largely attributable to the increase in new clients as a result of the Clarient acquisition in 2015.

Cost per requisition as well as cost per clinical test decreased by 10.3% and 9.0% respectively, year-over-year.  This decrease was largely due to improved operating efficiencies realized as a result of the acquisition.  In addition, this decrease is attributable to product mix changes.

Our best practice teams work closely with our information technology team to re-design our systems and processes to improve efficiencies. We continue to focus on improving our laboratory operations in order to continue to drive further improvements in our cost per test. We believe that we will continue to realize a reduction in average cost per requisition in future periods based on the activities of our best practices teams.  We expect that reductions in average cost-per-test will exceed further reductions in average revenue-per-test over the near term, and gross margins will expand as a result.

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

ITEM 1. BUSINESS (Continued)

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

Our competitors in the United States are numerous and include major national medical testing laboratories, hospital laboratories and in-house physician laboratories. Our principal competitors are Quest Diagnostics and Laboratory Corporation of America.  Some of our competitors have greater financial resources and production capabilities than us. These companies may succeed in developing service offerings that are more effective than any that we have or may develop, and may also prove to be more successful than we are in marketing such services. In addition, technological advances or different approaches developed by one or more of our competitors may render our service offerings obsolete, less effective or uneconomical.

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

Suppliers

The Company orders its laboratory and research supplies from large national laboratory supply companies such as Illumina, Fisher Scientific, Dako (Agilent), Life Technologies, Metasystems, Leica, Ventana (Roche), Abbott Molecular, VWR and Beckman Coulter (Danaher). We do not believe any disruption from any one of these suppliers would have a material effect on our business.

Dependence on Major Clients

We market our services to pathologists, oncologists, urologists, other clinicians, hospitals and other clinical laboratories throughout the United States. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the years ended December 31, 2016 and 2015, no single client accounted for more than 5% of revenue.  For the year ended December 31, 2014, a large oncology practice with multiple locations in Florida accounted for 10.1% of total revenue.

Payer Mix

The following table reflects our estimate of the breakdown of net revenue by type of payer for the fiscal years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Medicare and other government	16%	21%	20%
Commercial insurance	25%	21%	27%
Client direct billing	56%	55%	50%
Patient, other and year-end accruals	3%	3%	3%
Total	100%	100%	100%

Our proportion of client direct billing has increased over the years shown above, as more payers, including private commercial insurances and Medicare Advantage plans, are practicing “consolidated payment” or “bundled payment” models where they pay the hospitals a lump sum, which is intended to include laboratory testing.  This reflects an increase in the amount of risk sharing that CMS and other private payers are encouraging providers such as hospital systems to undertake.  We anticipate a gradual increase in the percentage of client direct billing in the coming years.

Trademarks

The “NeoGenomics” and “Clarient” names and logos have been trademarked with the United States Patent and Trademark Office. We have also trademarked or have applications pending for the brand names NeoFISH, NeoFLOW, NeoSITE, NeoArray, NeoTYPE, NeoSCORE, NeoLAB and NeoLINK. We have also trademarked the marketing slogans, “When time matters and results count” and “Time matters, results count.”

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

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

Available Information

Our internet website address is www.neogenomics.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the SEC, and are available in print to any stockholder who requests a copy. Information on our website shall not be deemed incorporated into, or to be part of, this Annual Report on Form 10-K.

Additionally the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

Number of Employees

As of December 31, 2016, we had approximately 938 full-time equivalent employees and contracted pathologists. The Company also had approximately 30 temporary contract personnel at December 31, 2016. Our employees are not represented by any union and we believe our employee relations are good.

Government Regulation

The laboratory business is subject to extensive governmental regulation at the federal, state and local levels. Our laboratories are required to be licensed by the states, certified by the federal government to participate in the Medicare and Medicaid programs, and are subject to extensive requirements as a condition of participation in various governmental health benefits programs. The failure to comply with any of the applicable federal and state laws, regulations, and reimbursement guidelines could have a material adverse effect on the Company’s business. The applicable laws and regulations, and the interpretations of them, change frequently and there can be no assurance that the Company will not be subject to audit, inquiry, or investigation with respect to some aspect of its operations. Some of the federal and state laws and regulations are described below under “Clinical Laboratory Operations,” “Anti-Fraud and Abuse Laws,” “The False Claims Act,” “Confidentiality of Health Information” and “Food and Drug Administration”.

Clinical Laboratory Operations

Licensure and Accreditation

The Company operates clinical laboratories in Florida, Tennessee, Texas and California. The laboratories are licensed as required by the states in which they are located. In addition, the laboratories in Fort Myers, Florida, Aliso Viejo, California, Irvine, California and Nashville, Tennessee are licensed by the State of New York as they accept clinical specimens obtained in New York.  All of our laboratories are certified in accordance with the Clinical Laboratory Improvement Amendments, as amended (“CLIA”). Under CLIA, the U.S. Department of Health and Human Services (“HHS”) establishes quality standards for each category of testing performed by the laboratory. The categories of testing include waived, moderate complexity and high complexity. NeoGenomics’ laboratories are categorized as high complexity. Five of the eight site locations for NeoGenomics’ laboratories are also accredited by the College of American Pathologists, or CAP and actively participate in CAP’s proficiency testing programs for all tests offered by the Company. Our Tampa, Florida and Fresno, California facilities are read-only laboratories and therefore, wouldn’t qualify for CAP accreditation.  Our Houston, Texas location supports clinical trials and pharma services and has applied for CAP accreditation and we are currently awaiting our accreditation inspection at this location.  Proficiency testing programs require the participating laboratories to test specimens that they receive from the testing entity and return the results. The testing entity, conducting an approved program, analyzes the results returned and provides to the Company a quality control report assessing the results. An important component of a quality assurance program is to establish whether the laboratory’s test results are accurate and valid.

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

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

Quality of Care

Our mission is to improve patient care through quality cancer genetic diagnostic services. By delivering exceptional service and innovative solutions, we aspire to become the world’s leading cancer and information company. The quality of care provided to clients and their patients is of paramount importance to us. We maintain quality control processes, including standard operating procedures, controls, performance measurement and reporting mechanisms. Our employees are committed to providing accurate, reliable and consistent services at all times. Any concerns regarding the quality of testing or services provided by the Company are immediately communicated to our Medical Team, Company management and, if necessary, the Director for Quality Systems, the Compliance Department or Human Resources Department.  We also continually revise and improve our tests and work with laboratory equipment vendors to ensure that our laboratory has the highest possible quality.

Compliance Program

The health care industry is highly regulated and scrutinized with respect to fraud, abusive billing practices and improper financial relationships between health care companies and their referral sources. The Office of the Inspector General of HHS, or the OIG has published compliance guidance, including the Compliance Program Guidance for Clinical Laboratories in August of 1998, and advisory opinions. The Company has implemented a robust Compliance Program which is overseen by our Board of Directors. Its objective is to ensure compliance with the myriad federal and state laws, regulations and governmental guidance applicable to our business. Our program consists of training/education of employees and monitoring and auditing Company practices. The Board of Directors has formed a Compliance Committee of the Board which meets regularly to discuss all compliance-related issues that may affect the Company. The Company reviews its policies and procedures as new regulations and interpretations come to light to comply with applicable regulations. The Director of Compliance reports directly to the Compliance Committee.

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

Laboratory Developed Tests (“LDTs”):

The federal Food and Drug Administration, (“FDA”), has regulatory responsibility over, among other areas, instruments, test kits reagents and other medical devices used by clinical laboratories to perform diagnostic testing. High complexity and CLIA-certified laboratories, such as ours, frequently develop internal testing procedures to provide diagnostic results to customers. These tests are referred to as laboratory developed tests, or LDTs. LDTs are subject to CMS oversight through its enforcement of CLIA. The FDA has also claimed regulatory authority over all LDTs, but indicates that it has exercised enforcement discretion with regard to most LDTs offered by high complexity CLIA-certified laboratories, and has not subjected these tests to the panoply of FDA rules and regulations governing medical devices. However, the FDA has stated that it has been considering changes in the way it believes that laboratories ought to be allowed to offer these LDTs, and since 2010 publicly announced that it would be exercising regulatory authority over LDTS, using a risk-based approach that will direct more resources to tests with the highest risk of injury. In October 2014, the FDA published a draft guidance setting forth its proposed framework and timetable for regulating LTDs. The FDA received numerous comments both in support of and opposed to the draft guidance.  In November 2016, FDA announced that it would not be finalizing the draft guidance.  On January 13, 2017, FDA published a non-binding “Discussion Paper” to purportedly “advance the public discussion by providing a possible approach to spur further dialogue.”  The Discussion Paper sets forth a possible LDT regulatory approach where LDTs currently on the market would be exempt from FDA regulation except for adverse event and

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

malfunction reporting, and regulation of new and modified LDTs would be phased in over four years based on risk.  It remains uncertain whether FDA’s proposed approach will be adopted by FDA or Congress.  It is also uncertain what position the new administration will adopt with respect to LDTs. It is possible that the FDA could adopt a new policy, or Congress could enact new legislation, that may result in increased regulatory burdens for us to register and continue to offer our tests or to develop and introduce new tests, or modify existing tests and may increase our costs.  We cannot be certain as to which of our tests would require FDA review and approval, and if approval was to be required, that our tests could obtain FDA approval.

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

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

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

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

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

The American Recovery and Reinvestment Act (“ARRA”) recently enacted the HITECH Act which extends the scope of HIPAA to permit enforcement against business associates for a violation, establishes new requirements to notify the Office for Civil Rights of HHS of a breach of HIPAA, and allows the Attorneys General of the states to bring actions to enforce violations of HIPAA. Rules implementing various aspects of HIPAA are continuing to be promulgated. With respect to these rules, commencing July 1, 2012, CMS required all HIPAA-covered entities such as the Company to conduct electronic claim submissions and related electronic transactions under a new HIPAA transaction standard called Version 5010.

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

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

direction of our Board of Directors. The Company intends to take such steps as necessary to determine the extent to which the Red Flag Rules apply to it and to take such steps as necessary to comply.

Executive Officers of the Company

The following table sets forth certain information regarding members of the Board of Directors and our executive officers as of March 1, 2017:

Name	Age	Position
Board of Directors:
Douglas M. VanOort	61	Chairman of the Board of Directors and Chief Executive Officer
Steven C. Jones	53	Executive Vice President, Chief Compliance Officer, Board Member
Kevin C. Johnson	62	Board Member
Raymond R. Hipp	74	Board Member
Bruce K. Crowther	65	Board Member
William J. Robison	81	Board Member
Lynn A. Tetrault	54	Board Member
Alison L. Hannah	56	Board Member
Kieran P. Murphy	54	Board Member
Other Executives:
George A. Cardoza	55	Senior Vice President, Chief Financial Officer
Dr. Maher Albitar	61	Senior Vice President, Chief Medical Officer and Director of Research & Development
Dr. Steven Brodie	56	President, Pharma Services Division
Robert J. Shovlin	46	President, Clinical Services Division
Mark A. Machulcz	53	Vice President of Operations
Steven A. Ross	52	Vice President, Chief Information Officer
Jennifer M. Balliet	39	Vice President, Chief Culture Officer
Edwin F. Weidig III	47	Controller, Clinical Division Chief Financial Officer and Principal Accounting Officer

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

In addition, pursuant to the Investor Board Rights, Lockup and Standstill Agreement dated December 30, 2015, GE Medical Systems has the right to designate one individual for approval and we are required to appoint such designee, as a director to our Board of Directors.  Kieran Murphy, President and Chief Executive Officer of GE Healthcare Life Sciences was appointed to the Board pursuant to such agreement.

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

Steven C. Jones – Executive Vice President, Chief Compliance Officer, Board Member

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Mr. Jones served as a director since October 2003, as Executive Vice President since November 4, 2016, and as Chief Compliance Officer since February 7, 2013. Mr. Jones served as Chief Financial Officer for the Company from October 2003 until November 30, 2009, and has Executive Vice President – Finance from November 30, 2009 to November 4, 2017.  Mr. Jones is also the founder and Chairman of the Aspen Capital Group, a private equity investment firm, and has been President and Managing Director of Aspen Capital Advisors since January 2001. Prior to that Mr. Jones was a chief financial officer at various public and private companies and was a Vice President in the Investment Banking Group at Merrill Lynch & Co. Mr. Jones received his B.S. degree in Computer Engineering from the University of Michigan in 1985 and his MBA degree from the Wharton School of the University of Pennsylvania in 1991. He also serves as Chairman of the Board of T3 Communications, Inc. and he is a member of the Board of XG Sciences, Inc.

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

William J. Robison – Board Member

Mr. Robison has served as a director since May 2007. Mr. Robison, who is retired, spent his entire 41 year career with Pfizer, Inc. At Pfizer, he rose through the ranks of the sales organization and became Senior Vice President of Pfizer Labs in 1986. In 1990, he became General Manager of Pratt Pharmaceuticals, a then new division of the U.S. Pharmaceuticals Group, and in 1992 he became the President of the Consumer Health Care Group. In 1996 he became a member of Pfizer’s Corporate Management Committee and was promoted to the position of Executive Vice President and head of Worldwide Corporate Employee Resources. Mr. Robison retired from Pfizer in 2001.  Mr. Robison was previously a board member of the University of Louisiana – Monroe, MWI Veterinary Supply Company, Inc., USO of Metropolitan New York, Inc., the Human Resources Roundtable Group, the Pharmaceutical Human Resource Council, the Personnel Round Table, and the Employee Relations Steering Committee for The Business Round Table.  Mr. Robison was also a founding member of the Marine Corps Museum.

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

George A. Cardoza – Senior Vice President, Chief Financial Officer

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

Maher Albitar, M.D. – Senior Vice President, Chief Medical Officer and Director of Research and Development

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

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

Steven Brodie, Ph.D. – President, Pharma Services Division

Dr. Brodie has served as the President of our Pharma Services Division since September, 2016.  Prior to this he had served as Chief Scientific Officer of NeoGenomics since April 2015. Dr. Brodie is also the Laboratory Director for our Fort Myers, FL lab facility, a role he has held since 2014. He also has served as our Director of Molecular Genetics and Cytogenetics since 2011. Prior to joining NeoGenomics, Dr. Brodie served as a Senior Director of Cytogenetics, Assistant Director of Molecular Genetics, and Scientific Director of Maternal Serum Screening at Quest Diagnostics (Specialty Laboratories) in Valencia Ca. In addition to his clinical responsibilities, he trained Pathology residents in genetic testing for Loma Linda University Medical Center as the Affiliate Rotation Director and the University of Southern California, Keck SOM as a Clinical Assistant Professor of Pathology. Prior to joining Quest Diagnostics, he held a variety of research and clinical positions at the National Institutes of Health, University of New Mexico School of Medicine, and the University of California Los Angeles David Geffen School Of Medicine. Dr. Brodie was trained in Genetics at the University of California Los Angeles/Cedar-Sinai Medical Center medical genetics training program. He received a Ph.D. in Biomedical Sciences from the University of New Mexico School of Medicine and Clinical Molecular Genetics and Cytogenetics training at the University of California Los Angeles. Dr. Brodie is Board Certified by the American Board of Medical Genetics and Genomics and holds Directors Licenses in California, Florida, Tennessee, and New York.

Robert J. Shovlin – President, Clinical Services Division

Mr. Shovlin has served as the President of our Clinical Services Division since September, 2016.  Prior to this, he had served as our Chief Growth Officer since the acquisition of Clarient in 2015. From his hire date in October 2014 until the Clarient acquisition, Mr. Shovlin served as the Chief Operating Officer of NeoGenomics.  From 2012 until October 2014, Mr. Shovlin served as Chief Development officer for Bostwick Laboratories, a provider of anatomic pathology testing services targeting urologists and other clinicians, where he was responsible for Sales, Marketing, Managed Care, Business Development, and Clinical Trials. From 2005 until 2011, he served in progressively more responsible positions, including President and Chief Executive Officer, for Aureon Biosciences, Inc., a venture-backed diagnostics company focused on developing novel and proprietary prostate cancer tests. Mr. Shovlin also served as Executive Director for Anatomic Pathology and Director of Managed Care for Quest Diagnostics from 2003 until 2005, and held sales leadership positions at Dianon Systems from 1997 until 2003. Mr. Shovlin served as a Captain, Infantry Officer in the United States Marine Corps from 1992 until 1997 where he served as a Platoon and Company Commander with 1st Battalion 4th Marines and as an Instructor and Staff Platoon Commander at the Basic School. He holds a Bachelor of Science Degree from Pennsylvania State University, and a Masters of Business Administration from Rutgers University.

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

Steven A. Ross – Vice President, Chief Information Officer

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

Jennifer Balliet – Vice President, Chief Culture Officer

Mrs. Balliet has served as our Chief Culture Officer since September, 2016.  Prior to that, she had served as our Vice President of Human Resources since April 2015. Mrs. Balliet joined NeoGenomics in 2008 and has steadily increased her responsibilities and was previously serving as Director of Human Resources. During her time with NeoGenomics, she managed the Human Resources process

NEOGENOMICS, INC.

ITEM 1. BUSINESS (Continued)

as the Company grew from 100 employees to over 900 employees. As Vice President of Human Resources, Mrs. Balliet has responsibility for all areas of our Human Resources including recruiting, training, development, compensation, incentive plans and organizational development. Mrs. Balliet received her B.S. degree in Psychology and M.S. degree in Business Management from the University of Florida.

Edwin F. Weidig III – Controller, Clinical Division Chief Financial Officer and Principal Accounting Officer

Edwin F. Weidig III has served as our Controller and Clinical Division Chief Financial Officer since September, 2016, and as our Principal Accounting Officer since January 2012.  Prior to assuming his position as Controller and Clinical Division Chief Financial Officer, he had served as our Director of Finance since January 2012. Mr. Weidig served as the Company’s Corporate Controller from October 2007 until January 2012. Prior to that, from May 2005 to October 2007 he was a Division Controller for Meritage Homes Corporation (NYSE:MTH) in Fort Myers, Florida, and prior to that from January 1999 to May 2005 he worked in public accounting for a local firm in Fort Myers, Florida and for the PricewaterhouseCoopers office in Boston, Massachusetts. Mr. Weidig earned his Bachelor of Science degree in Business Administration from Merrimack College. Mr. Weidig holds an active CPA license with the state of Massachusetts.

NEOGENOMICS, INC

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

Risks Relating to Our Business

We may not be able to implement our business strategy, which could impair our ability to continue operations.

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

We have a substantial amount of indebtedness.  This level of indebtedness could adversely affect our flexibility in operating our business and our ability to react to changes in the economy or our industry.

In December 2016, we entered into a senior secured revolving credit facility, providing for up to $150 million of borrowings, comprised of a $75 million senior secured term loan facility and a $75 million revolving loan.  At December 31, 2016, we had $97.9 million of indebtedness outstanding, and approximately $27.0 million of available borrowing capacity under our senior secured revolving credit facility.  The revolving credit facility allows for additional borrowings as long as the debt to Adjusted EBITDA ratio remains below 3.75.  The full amount of borrowings under the term loan facility and $22.9 million of borrowings under the revolving credit facility were used to retire the then existing term loan and redeem $55 million in shares of our convertible and redeemable Series A Preferred Stock, or the Series A Preferred Stock, received by an affiliate of General Electric (GE Medical) in connection with our acquisition of Clarient, which we refer to as the Acquisition.  Our substantial indebtedness could have significant consequences for our business and financial condition.  For example:

•

We could be required to dedicate a greater percentage of our cash flows to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, pursue other acquisitions or investments in new technologies, make stock repurchases and fund other general corporate purposes.

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

NEOGENOMICS, INC

ITEM 1A. RISK FACTORS (Continued)

•

Our debt imposes operating and financial covenants and restrictions on us, and compliance with such covenants and restrictions may adversely affect our ability to adequately finance our operations or capital needs, pursue attractive business opportunities that may arise, redeem or repurchase capital stock, pay dividends, sell assets, and make capital expenditures.

•

We may experience increased vulnerability to general adverse economic conditions, including increases in interest rates for those borrowings that bear interest at variable rates or if such indebtedness is refinanced at a time when interest are higher.

•

We may experience limited flexibility in planning for, or reacting to, changes in or challenges relating to our businesses and industry, creating competitive disadvantages compared to other competitors with lower debt levels and borrowing costs.

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

In addition, for so long as any shares of our Series A Preferred Stock remain outstanding, in the event that we issue any other shares of capital stock or any unsecured debt securities for cash, we are required to apply at least 50% of the net cash proceeds to redeem shares of Series A Preferred Stock at the then-effective liquidation preference, which is $7.50 per share as of the date of this report, less any applicable redemption discounts.  As a result, our ability to repay our outstanding indebtedness will be constrained by the fact that we will only receive half of the net cash proceeds from certain capital raising activities for as long as any shares of our Series A Preferred Stock remains outstanding.

If we are unable to successfully integrate any future business we may acquire, with our legacy business, the anticipated benefits of such transaction may not be realized.

Acquisitions, involve the combination of two companies that formerly operated as independent companies. Acquisitions require us to devote significant management attention and resources to integrating the acquired company’s business practices and operations with our own. Potential difficulties we may encounter as part of the integration process, all of which could materially and adversely affect our business, financial condition, results of operations, and cash flows, include the following:

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

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

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

We cannot be assured that all of the goals and anticipated benefits of an acquisition, will be achievable, particularly as the achievement of the benefits are in many important respects subject to factors that we do not control.  These factors would include such things as the reactions of third parties with whom we enter into contracts and to business and the reactions of investors and analysts.

If we cannot integrate our business and any future business we may acquire, successfully, we may fail to realize the expected benefits of such transaction, including the anticipated cost synergies.  We could also encounter additional transaction and integration costs or be subject to other factors that affect preliminary estimates.

We may experience discontinuation or recalls of existing testing products or failures to develop, or acquire, licenses for new or improved testing technologies which could materially and adversely affect our revenues.

From time to time, manufacturers discontinue or recall reagents, test kits or instruments used by us to perform laboratory testing. Such discontinuations or recalls could adversely affect our costs, testing volume, costs and revenues.

Our industry is subject to changing technology and new product introductions. Our success will depend, in part, on our ability to develop, acquire or license new and improved technologies on favorable terms and to obtain appropriate coverage and reimbursement for these technologies. We may not be able to negotiate acceptable licensing arrangements and we cannot be certain that such arrangements will yield commercially successful diagnostic tests. If we are unable to license these testing methods at competitive rates, our research and development costs may increase as a result. In addition, if we are unable to license new or improved technologies to expand our testing operations, our testing methods may become outdated when compared with our competition and testing volume and revenue may be materially and adversely affected.

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

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

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

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

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

Our performance is substantially dependent on the performance of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of our senior management team, which currently is composed of a small number of individuals. The loss of the services of any of our executive officers, our medical staff, our laboratory directors or other key employees could have a material adverse effect on our business, results of operations and our financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified managerial and technical personnel as we grow. Competition for such personnel is intense and we may not be able to retain our key managerial and technical employees or may not be able to attract and retain additional highly qualified managerial and technical personnel in the future. The inability to attract and retain

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

the necessary managerial and technical personnel could have a material adverse effect upon our business, results of operations and financial condition.)

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

As of December 31, 2016, we had cash and cash equivalents of approximately $12.5 million and approximately $27.0 million of available borrowing capacity under our senior secured revolving credit facility.  We may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, there could be a material adverse effect on our long-term business, rate of growth, operating results, financial condition and prospects.

Proposed government regulation of LDT’s may result in delays to launching certain laboratory tests and increase our costs to implement new tests.

We frequently develop testing procedures to provide diagnostic results to clients that cannot currently be provided using test kits approved or cleared by the U.S. Food and Drug Administration, or the FDA. The FDA has been considering changes to the way that it regulates these LDTs. Currently all LDTs are conducted and offered in accordance with the Clinical Laboratory Improvements Amendments, or CLIA, and individual state licensing procedures. The FDA has published a draft guidance document that would require FDA clearance or approval of a subset of LDTs, as well as a modified approach for some lower risk LDTs that may require FDA oversight short of the full premarket approval or clearance process. FDA is taking the position that it can implement these new LDT regulatory requirements without promulgating formal regulations. As a result, there is a risk that the FDA’s proposed regulatory process could delay the offering of certain tests and result in additional validation costs and fees. There is also an associated risk for us that some tests currently offered might become subject to FDA premarket approval or clearance. This FDA approval or clearance process would be time-consuming and costly, with no guarantee of ultimate approval or clearance.

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

In January 2017 the FDA announced that it would not issue a final guidance on the oversight of LDTs at the request of various stakeholders to allow for further public discussion on an appropriate oversight approach, and to give congressional authorizing committees the opportunity to develop a legislative solution.  In the event that, in the future, the FDA and/or congressional authorizing committees begin to regulate our tests, it could require a significant volume of applications with the FDA and/or document responses to congressional authorizing committees which would be burdensome and the FDA and/or congressional authorizing committees could take a long time to review such applications and/or document responses if every lab in the country files a large volume of applications and/or document responses for each of their LDTs.

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

In March of 2010, health care reform legislation known as the “Patient Protection and Affordable Care Act,” which we refer to as the ACA, was passed into law. The ACA also makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, effective December 31, 2017, each medical device manufacturer must pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the FDA issued Draft LDT Guidance that, if finalized, would regulate certain clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, as medical devices, none of our LDTs such as our prostate cancer test are currently listed with the FDA. We cannot assure you that the tax will not apply to services such as ours in the future.

The ACA contains several provisions that seek to limit Medicare spending in the future. One key provision in the ACA is the establishment of “Accountable Care Organizations,” or ACOs, under which hospitals and physicians are able to share savings that result from cost control efforts. We cannot predict how the continued establishment and implementation of these new business models will impact on our business. There is the possibility that these organizations will seek to lower reimbursement for the services we provide and some may potentially restrict access to our services. We may not be able to gain access into certain ACOs. These changes could have an adverse and material impact on our operations. In furtherance of health care reform and the reduction in health care expenditures, the ACA contains numerous provisions to be implemented through 2018. There can be no assurance at this time that the implementation of these provisions will not have a material adverse effect on our business.

The ACA provided for states to create health insurance “Marketplaces” where individuals can compare and enroll in Qualified Health Plans, or QHPs. Individuals with an income less than 400% of the federal poverty level that purchase insurance on a Marketplace may

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

be eligible for federal subsidies to cover a portion of their health insurance premium costs and cost sharing of co‑insurance or co‑pay obligations. Our patients may be enrolled in QHPs, and we may begin to submit bills to QHPs for services we provide. The presence of federal funds in QHPs in the form of subsidies and cost-sharing may subject providers to heightened government attention and enforcement, which could significantly increase the cost of compliance and could materially impact our operations. For example, it is not clear whether the availability of these federal subsidies classifies a QHP as a federal healthcare program, particularly for purposes of federal fraud and abuse laws. In letters published on October 30, 2013 and February 6, 2014, the former Secretary of the Department of Health & Human Services, or DHHS, Kathleen Sebelius, indicated that DHHS does not consider QHPs to be federal healthcare programs. However, a judge may not agree with this statement by Secretary Sebelius, and other government regulators, including, but not limited to the current of future Secretary of the DHHS, may take a different position. For example, subsequent letters from U.S. Senator Charles Grassley to Secretary Sebelius and Attorney General Eric Holder on November 7, 2013 and February 12, 2014 indicate that this issue remains an outstanding question. If QHPs are classified as federal healthcare programs, it could significantly increase our costs of compliance.

In furtherance of health care reform and the reduction in health care expenditures, the ACA contains numerous provisions to be implemented through 2018. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, in January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.  Additionally, the ACA continues to be challenged in a variety of lawsuits. Because of the continued uncertainty about the implementation of the ACA, there can be no assurance at this time that the implementation (or repeal) of these provisions will not have a material adverse effect on our business.

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

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

and beyond. If the updated conversion factor results in negative reimbursement in future years, the resulting decrease in payment may adversely affect our revenue, business, operating results, financial condition and prospects.

In addition, recent laws have made changes to Medicare reimbursement for our tests that are reimbursed under the CLFS, many of which have already gone into effect. On June 23, 2016, CMS published the Clinical Laboratory Fee CLFS final rule entitled “Medicare Program: Medicare Clinical Diagnostic Laboratory Tests Payment System” (CMS-1621-F). The final rule provides regulations to implement the provisions of the Protecting Access to Medicare Act of 2014, or PAMA, which was signed to law on April 1, 2014. Under the final rule, laboratories, including physician office laboratories, are required to report private payer rate and volume data if they:

•have more than $12,500 in Medicare revenues from laboratory services on the CLFS and

•they receive more than 50 percent of their Medicare revenues from laboratory and physician services during a data collection period.

Tests that meet the criteria for being considered new advanced tests will be paid at actual list charge during an initial period of three calendar quarters. Once the initial period is over, payment for new, advanced tests would be based on the weighted median private payer rate reported by the single laboratory that performs the new ADLT. Advanced tests are tests furnished by only one laboratory that include a unique algorithm and, at a minimum, are an analysis of RNA, DNA or proteins or are cleared or approved by the U.S. Food and Drug Administration (FDA).

Applicable laboratories must report data that includes the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). The definition of “applicable” lab may exclude certain types of laboratories that generally received more favorable pricing than other laboratories, and thus the make-up of laboratories reporting pricing data to CMS under the proposed rule may result in lower overall pricing data. Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test is equal to the weighted median amount for the test from the most recent data collection period. For example, laboratories were required to collect private payer data from January 1, 2016 through June 30, 2016 and report it to CMS by March 31, 2017. The new Medicare CLFS rates (based on weighted median private payer rates) will be released in November 2017 and will be effective on January 1, 2018.  Also for the years 2017 through 2019, the amount of reduction in the Medicare rate (if any) shall not exceed 10 percent from the prior year’s rate and for the years 2020 through 2022, any reduction shall not exceed 15 percent from the prior year’s rate. It is too early to predict the impact on reimbursement for our tests reimbursed under the CLFS, though we believe the government’s goal is to reduce Medicare program payments for CLFS tests. Specifically, CMS states that it anticipates the effect of the proposed rule on the Medicare program to save $360 million in program payments for CLFS tests furnished in FY 2017, and to save $5.14 billion over 10 years. CMS has also proposed that a laboratory’s failure to comply with reporting obligations, or a laboratory that makes a misrepresentation or omission in reporting required information, would be a violation of the Civil Monetary Penalties Law.

Also under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made, CMS is required to assign a unique billing code if one has not already been assigned by the agency. Further, PAMA provides special payment status to “advanced diagnostic laboratory tests,” or ADLTs, to allow such ADLTs to be paid using their actual list charge amount during a certain time frame. We cannot determine at this time the full impact of the new law on our business, financial condition and results of operations.

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

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

In certain jurisdictions including Arkansas, Arizona, California, Hawaii, Indiana, Idaho, Iowa, Kansas, Kentucky, Michigan, Missouri, Montana, Nebraska, Nevada, North Carolina, North Dakota, Ohio, Oregon, South Carolina, South Dakota, Utah, Virginia, Washington, West Virginia and Wyoming, Medicare administrative contractors CGS Administrators, Noridian Healthcare Solutions and Palmetto GBA, administer the Molecular Diagnostic Services Program, or MolDX, and establish coverage and reimbursement for certain molecular diagnostic tests, including many of our tests. To obtain Medicare coverage for a molecular diagnostic test (FDA approved or LDT), laboratories must apply for and obtain a unique test identifier or what is known as a “Z” code. For newly developed tests or for established tests that have not been validated for clinical and analytical validity and clinical utility, laboratories must submit a detailed dossier of clinical data to substantiate that the test meets Medicare’s requirements for coverage. We have received favorable coverage for many of our molecular tests, however we have also received non-coverage determinations for many newer tests. The field of molecular diagnostics is evolving very rapidly, and clinical studies on many new tests are still underway. We cannot be assured that some of our molecular tests will ever be covered services by Medicare, nor can we determine when the medical literature will meet the standard for coverage that Medicare administrative contractors have set.

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

ITEM 1A. RISK FACTORS (Continued)

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

We are subject to extensive state and federal regulatory oversight. Specifically, our laboratories must satisfy federal requirements under the Clinical Laboratory Improvements Amendments to maintain the appropriate CLIA Certificate for all testing performed at the lab. Additionally, most states have adopted various laws and regulations setting standards for laboratories performing clinical laboratory testing and requiring laboratories to obtain and maintain a state laboratory license prior before the laboratory is authorized to perform testing. These state licensure laws often address permissible and prohibited practices involving digital health, including but not limited to telehealth and telepathology.

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

Existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical laboratories, and their referral sources, including physicians, hospitals and other laboratories. Certain of these laws, known as the federal “anti-kickback law” and the federal physician self-referral laws (also known as the “Stark Law”) contain extremely broad proscriptions. Violation of these laws may result in criminal penalties, exclusion from participation in the Medicare, Medicaid, and other federal healthcare programs, and significant civil monetary penalties, as well as False Claims Act liability. We seek to structure our arrangements with physicians and other clients to be in compliance with the anti-kickback laws, Stark Law and similar state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel and review of the annual Work Plan by the Office of the Inspector General (“OIG”) identifying targeted issues. We cannot guarantee, however, that government authorities will not take a contrary view and impose civil monetary penalties and exclude us based on our arrangements with physicians and other clients.

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

Furthermore, HIPAA, the HITECH Act, and associated regulations and similar state laws contain provisions that require the electronic exchange of health information, such as claims submission and receipt of remittances, using standard transactions and code sets, which we refer to as Standards, and regulate the use and disclosure of patient records and other Protected Health Information, or PHI. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and they specifically apply to many healthcare providers, including physicians and clinical laboratories. Although we believe we are in material compliance with the Standards, Security and Privacy rules under HIPAA and the HITECH Act and state privacy and security laws, a failure to comply with these laws could have a material adverse effect on our business, results of operations and financial condition and subject us to liability. Additionally, the amendments to HIPAA in the HITECH Act provide that the state Attorneys General may bring an action against a covered entity, such as us, for a violation of HIPAA.

The failure to comply with physician self‑referral laws may subject us to liability, penalties or limitation of operations

We are subject to the federal Stark Law, as well as similar state statutes and regulations, which prohibit payments for certain health care services, which are referred to as designated health services or DHS, rendered as a result of referrals by physicians to DHS entities with which the physicians (or immediate family members) have a financial relationship. A “financial relationship” includes both an ownership interest and/or a compensation arrangement with a physician, both direct and indirect, and DHS includes, but is not limited to, laboratory services. The Stark Law prohibits an entity that receives a prohibited DHS referral from seeking payment from

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

Medicare for any DHS services performed as a result of such a referral, unless an arrangement is carefully structure to satisfy every requirement of a regulatory exception. The Stark Law is a strict liability statute, and thus any technical violation requires repayment of all “tainted” referrals, regardless of the intent. Penalties for violating the Stark Law may include the denial of payment to an entity for the impermissible provision of DHS, the requirement to refund any amounts collected in violation of the Stark Law, and civil monetary penalties of up to $15,000 for each violation and $100,000 for each circumvention arrangement or scheme. Other implications of a Stark Law violation may include criminal penalties, exclusion from Medicare and Medicaid programs, and potential False Claims Act liability, including via “qui tam” action.

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

The AKS is an “intent‑based” statute, meaning that a violation occurs when one or both parties intend the remuneration to be in exchange for or to induce referrals; however, the ACA, among other things, amended the intent requirement of the AKS.  A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the false claims statutes. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.  Violations of the AKS may result in substantial civil or criminal penalties, including criminal fines of up to $25,000, imprisonment of up to five years, civil penalties under the federal CMP Law of up to $50,000 for each violation, plus three times the remuneration involved, civil penalties under the federal False Claims Act of up to $11,000 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicare and Medicaid programs. If we face these penalties or the participation exclusion, it could significantly reduce our revenues and could have a material adverse effect on our business.

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

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

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

Tests which are reimbursed by Medicare and other Government payers (for example, State Medicaid programs) accounted for approximately 17%, 21% and 20% of our revenues for the years ended December 31, 2016, 2015 and 2014, respectively. We anticipate that the acquisition of Clarient will lower our Medicare mix slightly moving forward.  The Medicare program imposes extensive and detailed requirements on diagnostic service providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit claims for reimbursement and how we provide specialized diagnostic laboratory services. Further, we are prohibited from contracting with any individuals or entities who have been excluded from participation in Medicare or Medicaid and are listed on the OIG’s List of Excluded Individuals and Entities List. Contracting with excluded individuals or entities, such as hiring an excluded person or contracting with an excluded vendor, can result in significant penalties.

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

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

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

We must hire and retain qualified sales representatives to grow our sales, if not, our existing business and our results of operations and financial condition will likely suffer.

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

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

Further, non-compliant activities and unlawful conduct by sales and marketing personnel could give rise to significant risks under the AKS. We require extensive, comprehensive training of all sales and marketing personnel, but cannot guarantee that every staff member will comply with the training. Thus, in addition to the cost of training sales and marketing personnel, we could face liability under the AKS for non-compliance by individuals engaged in prohibited sales and marketing activities.

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

Risks Relating to Our Common Stock

As a result of the Acquisition, GE Medical has significant influence over us and actions requiring general stockholder approval.

As a result of the Acquisition, GE Medical owns approximately 25% of our total voting power based on the number of shares of common stock outstanding as of March 8, 2017.  This percentage may increase upon the conversion of shares of Series A Preferred Stock (including any additional shares of Series A Preferred Stock issued as payment-in-kind dividends into common stock) if such preferred stock is not first redeemed.  In connection with the Acquisition, we increased the size of our board of directors from eight to ten with one of the vacancies created by such increase filled by a director selected for appointment to the Board of Directors by GE Medical.  In addition, the Investor Board Rights, Lockup And Standstill Agreement with GE Medical contains certain rights in favor of GE Medical, including requiring GE Medical’s approval before we can further increase the size of our Board of Directors and providing GE Medical with the right to participate in future rights offerings to our current stockholders as if the Series A Preferred Stock issued to GE Medical had been converted into shares of common stock.  The terms of the Series A Preferred Stock issued to GE Medical provide that, without GE Medical’s consent, we may not, among other things, repurchase outstanding shares of our common stock, or engage in certain other transactions.

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

The shares of common stock we issued or which we may issue upon conversion of Series A Preferred Stock to GE Medical as consideration in the Acquisition are restricted, but GE Medical may sell such shares under certain circumstances.  Under the Investor Board Rights, Lockup and Standstill Agreement, GE Medical’s ability to sell its shares of our common stock is limited for the specified lockup period, subject to volume limitations under Rule 144 under the Securities Act of 1933 and other exceptions.  Furthermore, under the Registration Rights Agreement with GE Medical we are required to file, upon expiration of a lockup period, a registration statement for the resale of common stock by GE Medical, which registration statement when declared effective will allow GE Medical to sell a significant number of shares of our common stock in a short period of time.  The sale of a substantial number of shares of our common stock by GE Medical or our other stockholders or the perception that such sales may occur could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

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

The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, the per share price of our common stock traded on the NASDAQ Capital Market ranged from $5.49 to $9.88 for the period from January 4, 2016 to December 31, 2016. The price of our common stock could fluctuate for significantly for many reasons including the following:

•	future announcements concerning us or our competitors;
•	regulatory developments and enforcement actions bearing on advertising, marketing or sales;
•	reports and recommendations of analysts and whether or not we meet the milestones and metrics set forth in such reports; gaining or losing large customers or managed care plans;

NEOGENOMICS, INC.

ITEM 1A. RISK FACTORS (Continued)

•	introduction of new products or services;
•	acquisition or loss of significant manufacturers, distributors or suppliers or an inability to obtain sufficient quantities of materials needed to provide our services;
•	quarterly variations in operating results;
•	business acquisitions or divestitures;
•	changes in the regulation of Laboratory Developed Tests (“LDTs”);
•	changes in governmental or third-party reimbursement practices and rates; and fluctuations in the economy, political events or general market conditions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We operate a regional network of laboratories. Our corporate office and all our laboratory facilities are leased and we believe that they are sufficient to meet our needs at existing volume levels and that, if needed, additional space will be available at a reasonable cost. The following table summarizes our facilities by type and location:

Location	Purpose	Square Footage
Aliso Viejo, California	Laboratory, and administrative offices	89,473
Fort Myers, Florida	Corporate headquarters and laboratory	51,729
Irvine, California	Laboratory	26,105
Houston, Texas	Laboratory	24,330
West Sacramento, California	Laboratory	13,219
Tampa, Florida	Laboratory	5,875
Nashville, Tennessee	Laboratory	5,400
Fresno, California	Laboratory	2,541
Plantation, Florida	Courier office	240

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business. We do not believe any current legal proceedings are material to our business. No material proceedings were terminated in the fourth quarter of 2016.

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

	High Sales Price	Low Sales Price
2016
4th Quarter 2016	$9.88	$6.90
3rd Quarter 2016	9.54	7.79
2nd Quarter 2016	9.17	6.56
1st Quarter 2016	8.00	5.49
2015
4th Quarter 2015	$8.48	$5.53
3rd Quarter 2015	7.22	5.05
2nd Quarter 2015	5.90	4.14
1st Quarter 2015	5.04	3.33

The above table is based on information provided by NASDAQ Capital Market. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions. All historical data was obtained from the www.nasdaq.com web site.

Holders of Common Stock

As of March 9, 2017, there were 510 stockholders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

NEOGENOMICS, INC.

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Equity Compensation Plan Information

The following table summarizes the securities authorized for issuance under equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”)	4,936,111	$5.92	1,670,205	(c)
Employee Stock Purchase Plan (“ESPP”)	—	N/A	339,958
Equity compensation plans not approved by security holders (a) (b)	650,000	$1.56	—
Total	5,586,111	$5.41	1,670,205

(a)

Includes outstanding options to purchase 200,000 shares of common stock at an exercise price of $1.71 per share granted to Douglas M. VanOort on February 14, 2012. These options vest based on the passage of time. In the event of a change of control of the Company with a share price in excess of $4.00 per share, all unvested options will vest immediately. These options were exercised in February of 2017.

(b)

Includes outstanding warrants to purchase 450,000 shares of common stock at an exercise price of $1.50 per share granted to Steven C. Jones on May 3, 2010. On September 14, 2016, these warrants were sold to an third party and remain subject to exercise.  These warrants vested based on the passage of time and based on the achievement of certain milestones. All of these warrants are now vested. Unless sooner terminated pursuant to the terms of the warrant agreement, the warrants will terminate on May 3, 2017.

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

Recent Sales of Unregistered Securities

On December 30, 2015 we issued 15,000,000 shares of common stock and 14,666,667 shares of Series A Convertible Preferred Stock to GE Medical in connection with the acquisition of Clarient, Inc., and we entered into a registration rights agreement in order to establish certain rights and restrictions related to the registration of the shares.  See Notes D and H to our financial statements.  There were no unregistered sales of equity in 2016.

NEOGENOMICS, INC.

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Comparison of Cumulative Five Year Total Return

We have presented below the cumulative total return to our stockholders of $100 during the period from December 31, 2011, through December 31, 2016 in comparison to the cumulative return on the S&P 500 Index and a customized peer group of 7 publicly traded companies during that same period. The peer group is made up of Cancer Genetics, Inc., Enzo Biochem, Inc., Genomic Health, Inc., Foundation Medicine, Laboratory Corporation of America Holdings, Myriad Genetics, Inc., and Quest Diagnostics, Inc. Several of our closest competitors are part of large pharmaceutical or other multi-national firms, or are privately held and as such we are unable to get financial information for them.

The results assume that $100 (with reinvestment of all dividends) was invested in our common stock, the index and in the peer group and its relative performance tracked through December 31, 2016. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock. The performance graph set forth above shall not be deemed incorporated by reference into any filing by us under the Securities Act or the Exchange Act except to the extent that we specifically incorporate such information by reference therein.

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

The historical consolidated financial data for the years ended December 31, 2016, 2015 and 2014 (Statement of Operations Data and Other Cash Data) has been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The historical consolidated financial data (Statement of Operations Data and Other Cash Data) for the years ended December 31, 2011 and 2010 has been derived from our audited consolidated financial statements, which are not included in this Annual Report. The historical consolidated financial data as of December 31, 2016 and 2015 (Balance Sheet Data) has been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The historical consolidated financial data as of December 31, 2014, 2013 and 2012 has been derived from our audited consolidated financial statements, which are not included in this Annual Report.

We believe that the comparability of our financial results between the periods presented in the table below is significantly impacted by factors which are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2016	2015 (1)	2014 (2)	2013	2012
	(In thousands, except per share data)
Statement of Operations Data:
Net revenue	$244,083	$99,802	$87,069	$66,467	$59,867
Cost of revenue	133,704	56,046	46,355	34,730	33,031
Gross margin	110,379	43,756	40,714	31,737	26,836
Operating expenses	107,805	49,391	38,496	28,563	25,625
Income (loss) from operations	2,574	(5,635)	2,218	3,174	1,211
Interest and other income (expense)	(9,998)	1,146	(929)	(989)	(1,146)
Income tax (benefit) expense	(1,701)	(1,954)	157	152	—
Net income (loss)	(5,723)	(2,535)	1,132	2,033	65
Deemed dividends on preferred stock	18,011	40	-	-	-
Amortization of preferred stock beneficial conversion feature	6,663	82	-	-	-
Net income (loss) due to common stockholders	$(30,397)	$(2,657)	$1,132	$2,033	$65
Net income (loss) per common share – Basic	$(0.39)	$(0.04)	$0.02	$0.04	$0.00
Net income (loss) per common share – Diluted	$(0.39)	$(0.04)	$0.02	$0.04	$0.00
Other Cash Data:
Net cash – operating activities	$21,477	$6,393	$9,450	$2,227	$(492)
Net cash – investing activities	$(6,501)	$(75,155)	$(9,602)	$(2,011)	$(3,652)
Net cash – financing activities	$(25,871)	$58,493	$29,007	$2,750	$3,384

(1)	Reflects the acquisition of Clarient in December 2015.
(2)	Reflects the acquisition of Path Logic in July 2014.

NEOGENOMICS, INC.

ITEM 6. SELECTED FINANCIAL DATA (Continued)

	As of December 31,
	2016	2015 (1)(3)	2014 (2)	2013	2012
	(In thousands)
Balance Sheet Data:
Current assets	$78,825	$82,360	$58,742	$27,491	$18,581
Property and equipment	34,036	34,577	15,082	9,694	8,607
Intangible assets	77,064	87,800	4,212	2,577	2,800
Goodwill	147,019	146,421	2,929	—	—
Other assets	174	129	141	154	83
Total assets	$337,118	$351,287	$81,106	$39,916	$30,071
Current liabilities	$38,113	$40,058	$14,623	$14,323	$17,758
Long-term liabilities	112,409	73,117	6,078	3,882	3,097
Total liabilities	150,522	113,175	20,701	18,205	20,855
Series A Redeemable Convertible Preferred stock	22,873	28,602	—	—	—
Stockholders’ equity	163,723	209,510	60,405	21,711	9,216
Total liabilities preferred stock and stockholders’ equity	$337,118	$351,287	$81,106	$39,916	$30,071
Working Capital	$40,712	$42,302	$44,119	$13,168	$823

(1)	Reflects the acquisition of Clarient in December 2015.
(2)	Reflects the acquisition of Path Logic in July 2014.
(3)	Reflects the adoption of ASU 2015-17.

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included in this Annual Report on Form 10-K. The information contained below includes statements of management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption “Forward Looking Statements”, which information is incorporated herein by reference.

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

2016 Overview and Highlights

•	We completed the migration of all Clarient clients to a common test menu, common laboratory information system and a common billing system.
•	We redeemed 8,066,667 shares of the Series A Preferred Stock issued to GE Medical in connection with the Clarient acquisition.
•	We increased revenue by approximately 145% in 2016 compared to 2015.

•	We reduced cost per clinical test year-over-year by approximately 9.0%.

•	We increased clinical test volume by over 155% in 2016 compared to 2015.

Company Outlook

We have developed a company-wide focus for 2017 which includes the following four critical success factors:

•

We will build our high performance culture by empowering employees and investing in employee growth.  We will communicate performance objectives, foster teamwork and provide skill based training and education for all employees.

•	We will “own” quality. We will achieve this by reinforcing and strengthening our principles of quality, recognizing quality performance and driving efficiency and effectiveness.
•	We will accelerate profitable growth by cross selling and working to gain market share, growing our biopharma business and implementing marketing plans to develop our brand.
•

We will advance our strategies in our business model, technology and products.  We will accomplish this increasing collaboration with oncology groups, developing revenue generating informatics capabilities and developing plans for predisposition and companion diagnostic testing opportunities as well as executing liquid biopsy strategies for hematology, prostate and solid tumors.

These critical success factors have been communicated throughout our Company, we have structured departmental goals around these factors and have created employee incentive plans in which every employee will have a meaningful incentive for our success.

We will leverage the synergies obtained through the acquisition of Clarient to expand our market share, increase revenues and realize cost savings.  We expect significant increases in both revenues and Adjusted EBITDA as a result of the acquisition.  We expect improved profitability during 2017 as the benefits of the integration are fully recognized.  We expect to realize at least $6-8 million in cost synergies in 2017 and we expect that additional synergies will be realized that extend well beyond 2017.

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Revenue growth continues to be an area of focus and we feel that we can gain market share and revenue growth by focusing on managed care and aggressively pursuing large purchasing group contracts.  Our molecular testing menu remains a strong selling point as it enables us to offer clients a “one stop shop” where they can send all of their oncology testing rather than using multiple labs.

Innovation and changes in science and technology will lead to new therapeutic and diagnostic tests.  Our Company will strive to lead in innovation with continued expansion of our test menu for oncology and expansion of liquid biopsy tests.  We will continue to work with pharmaceutical clients on their clinical trials and will work to be on the leading edge of developments in the field of oncology.

We believe lower cost and increased value of testing is extremely important to the healthcare industry and creates a competitive advantage for our company.  We will invest in information technology, automation and best practices to continually drive down the cost of testing.  The combination of our two California laboratories in Aliso Viejo and Irvine will enable us to further reduce our cost of testing in 2017.  We will continue to expand our test menu and remain at the forefront of the ongoing revolution in cancer related genetic and molecular testing to achieve our vision of becoming the world’s leading cancer testing and information company.

Regulatory Environment

The FDA has been considering changes which may include increased regulation of LDTs.  These changes could impact the laboratory testing industry and our business, as further described the discussion of Government Regulations in Item 1.  In October 2014, the FDA announced its proposed framework and timetable.  However, at this point the FDA has not released a proposed rule, and it is anticipated that there would be a comment period related to such a significant change.  The FDA has indicated that there will be a “phase in” period that in some instances will take as long as nine years.  There may be legal challenges to the FDA, which also could impact the timing of any rule changes or regulations.  On January 13, 2017 the FDA released a discussion paper in which the FDA said that they “hope that it advances public discussion on future LDT oversight”.  The paper does not represent formal FDA policy, nor is it enforceable.  NeoGenomics is a member of the American Clinical Laboratory Association, or ACLA, who has been in active discussions with the FDA and Congress regarding FDA oversight of LDT’s.  At this point we cannot predict the outcome of this issue, or if there will be any changes to current rules and regulations.

Operating Segment

The Company views its operations and manages its business as one operating segment, which is our Laboratory Testing Segment.  This segment delivers testing services to hospitals, pathologists, oncologists, other clinicians and researchers. At December 31, 2016, our revenue was generated in the United States, all of our services were provided within the United States and all of our assets were located in the United States.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. For a complete description of our significant accounting policies, see Note B to our Consolidated Financial Statements included in this Annual Report.

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

The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent and revenues are recognized once the diagnostic services have been performed, and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. The Company reports revenues from contracted payers, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules. The Company reports revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount estimated to be collected from non-contracted payers is recorded as a contractual allowance to arrive at the reported net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate. The Company records revenues from patient pay tests net of a large discount and as a result recognizes minimal revenue on those tests. The Company regularly reviews its historical collection experience for non-contracted payers and adjusts its expected revenues for current and subsequent periods accordingly. The following table reflects our estimate of the breakdown of net revenue by type of payer for the fiscal years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Medicare and other government	16%	21%	20%
Commercial insurance	25%	21%	27%
Client direct billing	56%	55%	50%
Patient and year-end accrual	3%	3%	3%
Total	100%	100%	100%

Our proportion of client direct billing has increased over the years shown above, as more payers, including private commercial insurances and Medicare Advantage plans are practicing “consolidated payment” or “bundled payment” models where they pay the hospitals a lump sum, which is intended to include laboratory testing.  This reflects an increase in the amount of risk sharing that CMS and other private payers are encouraging providers such as hospital systems to undertake.  We anticipate a gradual increase in the percentage of client direct billing over the coming years.

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

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following tables present the dollars and percentage of the Company’s gross accounts receivable from customers outstanding by aging category at December 31, 2016 and 2015:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

(In thousands)

December 31, 2016

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$12,775	19%	$6,520	9%	$3,531	5%	$2,869	4%	$5,229	8%	$30,924	45%
Commercial insurance	913	1%	1,947	3%	2,045	3%	1,824	3%	11,325	16%	18,054	26%
Medicaid	88	0%	203	0%	198	0%	180	0%	301	1%	970	1%
Medicare	840	1%	1,300	2%	779	1%	601	1%	3,167	5%	6,687	10%
Private pay	16	0%	7	0%	10	0%	10	0%	(4)	0%	39	0%
Unbilled revenue	10,066	15%	1,250	2%	654	1%	225	0%	342	0%	12,537	18%
Total	$24,698	36%	$11,227	16%	$7,217	10%	$5,709	8%	$20,360	30%	$69,211	100%

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

(In thousands)

December 31, 2015

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$14,135	26%	$5,582	10%	$3,393	7%	$2,156	4%	$3,927	7%	$29,193	54%
Commercial insurance	2,260	4%	2,233	4%	1,641	3%	1,314	3%	4,005	7%	11,453	21%
Medicaid	98	0%	113	1%	72	0%	59	0%	64	0%	406	1%
Medicare	1,552	3%	1,193	2%	982	2%	772	1%	1,817	4%	6,316	12%
Private pay	17	0%	8	0%	14	0%	11	0%	3	0%	53	0%
Unbilled revenue	4,957	10%	718	1%	151	0%	82	0%	373	1%	6,281	12%
Total	$23,019	43%	$9,847	18%	$6,253	12%	$4,394	8%	$10,189	19%	$53,702	100%

The following table represents our allowance balances at each balance sheet date presented and that allowance as a percentage of gross accounts receivable ($ in thousands):

	December 31,
	2016	2015	$ Change
Allowance for doubtful accounts	$13,699	$4,759	$8,940
As a % of total accounts receivable	19.8%	8.9%

For the year ended December 31, 2016 our allowance for doubtful accounts increased approximately 188% as compared to the year ended December 31, 2015.  As a percentage of total accounts receivable, our allowance increased to 20% of total accounts receivable.  This increase is attributable primarily to the receivables of Clarient being included at December 31, 2015 at fair value as of the acquisition date with no associated allowance recorded.  Allowances for doubtful accounts as a percentage of total accounts receivable was 17% and 20% as of December 31, 2014 and 2013, respectively, prior to the Clarient acquisition, so we feel the increase in 2016 is a return to normal historical levels.  In addition to the aforementioned, the billing team acquired from Clarient was not as strong as our existing billing team, as they lacked qualified leadership and processes, and relied heavily on third party collectors to manage their receivables.  This factor required us to restructure the Clarient billing department, by hiring qualified leadership, hiring many new team members, improving processes and training the new Clarient billing team on our billing system.  During the fourth quarter of 2016, the integration of Clarient onto NeoGenomics billing system resulted in a temporary backlog of unbilled tests, which resulted in increased DSO’s and delayed cash collections.

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Intangible Assets

We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired. Impairment exists when the carrying amount of the asset exceeds fair value.

Clarient

As a result of the acquisition of Clarient in December 2015, see Note D to our Consolidated Financial Statements included in this Annual Report, we recorded an estimated $84.0 million in intangible assets comprised of $81.0 million in customer relationships amortized over a fifteen-year period and $3.0 million in trade name which we are amortizing over a two year period.  The amortization expense for the Clarient intangible assets are included in general and administrative expense in the consolidated statements of operations.

Path Logic

We acquired Path Logic in July 2014, and recorded $1.93 million in customer relationships as an intangible asset.  We were amortizing these customer relationships over a thirteen-year period.  The amortization expense was included in general and administrative expense in the consolidated statements of operations.

In the fourth quarter of 2016, due to declining volumes and revenues from customer losses, we engaged a valuation expert to perform an impairment assessment of the Path Logic customer relationships intangible asset.  Based on the results of this assessment, we determined that the fair value of the Path Logic customer list was less than the carrying amount and the assets were fully impaired.  An impairment loss was reported for the unamortized balance of the asset in the amount of approximately $1.6 million.

License Agreement

On January 6, 2012 we acquired approximately $3.0 million of intangible assets related to our Master License Agreement, or the License Agreement with HDC pursuant to which we were granted an exclusive worldwide license to utilize 84 issued and pending patents to develop and commercialize (“LDTs”) and other products relating to hematopoietic and solid tumor cancers. The licensed intellectual property and know-how relates to support vector machine (“SVM”), recursive feature elimination (“SVM-RFE”), fractal genomic modeling (“FGM”) and other pattern recognition technology as well as certain patents relating to digital image analysis, biomarker discovery, and gene and protein-based diagnostic, prognostic, and predictive testing.

We recorded amortization expense for the intangible assets from HDC in the amount of $223,000, $228,000 and $223,000 during the years ended December 31, 2016, 2015 and 2014, respectively.  The amortization expense for the Health Discovery licenses has been included as a research and development expense.

In the fourth quarter of 2016, the Company considered several factors in making a determination that the HDC assets were fully impaired.  Key factors considered were the lack of revenues to date, and the disputed license termination notification received from HDC.  As a result of this disputed license termination notice, the likelihood of future revenues as result of direct use of the HDC assets is significantly reduced.  Based on this analysis, the Company determined that the assets were fully impaired, and an impairment loss was recorded for the unamortized balance of these assets in the amount of $1.9 million.

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

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

See Note B – Summary of Significant Accounting Policies, Stock-Based Compensation and Note K – Stock Options, Stock Purchase Plan and Warrants in the Consolidated Financial Statements included in this Annual Report for more information regarding the assumptions used in our valuation of stock-based compensation.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  We previously established a valuation allowance to fully reserve our net deferred income tax assets as such assets did not meet the more likely than not recognition standard established by ASC Topic 740. As of December 31, 2015, due to an increase of deferred tax liabilities resulting from the acquisition of Clarient, management determined that sufficient positive evidence exists to conclude that it is more likely than not that additional deferred taxes are realizable and therefore reduced the valuation allowance to zero.

Results of Operations for the year ended December 31, 2016 as compared with the year ended December 31, 2015

The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the years ended December 31,
	2016	2015
NET REVENUE	100.0%	100.0%
Cost of revenue	54.8%	56.2%
GROSS PROFIT	45.2%	43.8%
OPERATING EXPENSES:
General and administrative	31.0%	33.7%
Research and development	1.9%	4.2%
Sales and marketing	9.8%	11.6%
Impairment charges	1.4%	—
Total operating expenses	44.1%	49.5%
INCOME (LOSS) FROM OPERATIONS	1.1%	(5.6)%
Interest expense, net	4.1%	0.9%
Other (income)	—	(2.0)%
Net (loss) before income taxes	(3.0)%	(4.5)%
Income taxes (benefit)	(0.7)%	(2.0)%
NET (LOSS)	(2.3)%	(2.5)%

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Revenue and Cost of Revenue

Our clinical revenue, cost of revenue and requisition metrics for are as follows ($ in thousands, except per test amounts):

	December 31,
	2016	2015	% Change
Requisitions received (cases)	361,220	139,195	159.5%
Number of tests performed	563,132	221,191	154.6%
Average number of tests/requisition	1.56	1.59	(1.9%)

Total clinical genetic testing revenue	$214,708	$90,506	137.2%
Average revenue/requisition	$594	$650	(8.6%)
Average revenue/test	$381	$409	(6.8%)

Cost of revenue	$113,373	$48,783	132.4%
Average cost/requisition	$314	$350	(10.3%)
Average cost/test	$201	$221	(9.0%)

Clinical revenue and requisitions exclude results of Pharma Services and PathLogic.

Revenue

Our clinical genetic revenue grew by $124.2 million or 137.2% year-over-year.  This growth is primarily the result of a broad based increase in the number of new clients due to the Clarient acquisition, this is also evidenced by the 159.5% increase in case volume.  The acquisition has enabled us to expand into geographical areas we previously did not have a presence which has added to our client base and revenues.  In addition, the increase in revenues are a result of our efforts to innovate by developing one of the most comprehensive molecular testing menus in the industry. Our testing menu has allowed us to up-sell tests to Clarient customers that they previously had to order from other laboratories, which is also driving our revenues and growth.

In addition, the increase in revenues are a result of our efforts to innovate by developing one of the most comprehensive molecular testing menus in the industry.  For example, our comprehensive testing menu has allowed us to offer tests to Clarient customers that they previously had to order from other laboratories.  New tests and innovation, such as PD-L1 testing, also contributed to our growth.

In the fourth quarter of 2016, we saw a significant increase in the demand for the PD-L1 and believe we are currently a market leader in this important immuno-oncology test offering.

Average revenue per requisition as well as average revenue per test decreased in 2016 as compared to 2015.  These decreases were largely due to product mix changes, specifically the increase in PD-L1 testing which has a lower unit price.  These decreases were offset by our higher volumes as well as our reduction in cost per test.

During 2016, we completed the integration of all Clarient clients to the NeoGenomics test menu.  This was a significant task and a distraction for our sales team which including training the Clarient clients on the new ordering system as well as educating them on the new test menu.  As all integration-related activities are completed, our sales team will be more focused on growth and we plan to accelerate growth in the second half of 2017.

Our Pharma Services business reported revenue in 2016 of $22.1 million, up from $1.2 million in 2015.  This was due to the inclusion of Clarient’s results as they had a much larger Pharmaceutical Services business than legacy NeoGenomics before the acquisition.  We are investing in this business and believe it will be a significant growth driver for us in future periods as the market for oncology clinical trials continues to expand.

Cost of Revenue

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

Cost of revenue year-over-year increased by approximately 132%, primarily due to our increase in testing volume from the Clarient acquisition.  As a percentage of revenue, costs declined slightly.  We have begun to realize the benefits of our increased volumes and were able to reduce cost per test year-over-year by 9.0%.  We will continue to realize the benefit of scale as we route higher volumes through our existing laboratories, especially as we combine two of our California laboratories in early 2017.

Average cost per requisition also decreased in 2016 as compared to 2015, which is attributable to changes in product mix as well as operating efficiencies.  Our best practice teams have been working closely with our information technology team to re-design the laboratory information system.  We expect this to increase efficiency in the labs and improve our processes.  We continue to focus on improving our laboratory operations in order to drive further improvements in our cost per test. We believe that we have only begun to achieve the potential synergies from the Clarient acquisition and expect to further reduce cost per test in 2017.

Sales and Marketing Expenses

Sales and marketing expenses are primarily attributable to employee related costs including sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.  Costs also include various marketing related costs such as attending trade shows, advertising and maintaining our web site.

Consolidated sales and marketing expenses for the periods presented are as follows ($ in thousands):

	For the years ended December 31.
	2016	2015	$ Change	% Change
Sales and marketing	$23,910	$11,562	$12,348	106.8%
As a % of revenue	9.8%	11.6%

Sales and marketing expenses increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015.  The increase in sales and marketing expenses was the direct result of our significantly larger sales force due to the acquisition of Clarient.  In addition, we had higher expenditures for advertising and marketing which were partly due to the larger company and also due to our re-branding efforts.  The decrease in our sales and marketing expenditures as a percentage of revenues can be attributed to the synergies obtained as a result of the acquisition.  We expect to continue to increase our sales and marketing expenditures as we strive to grow the business and create brand awareness, but expect our costs to remain stable as a percentage of our overall sales.

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

Consolidated general and administrative expenses for the periods presented are as follows ($ in thousands):

	For the years ended December 31.
	2016	2015	$ Change	% Change
General and administrative	$75,782	$33,631	$42,151	125.3%
As a % of revenue	31.0%	33.7%

General and administrative expenses increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015, while as a percentage of revenue there was a slight decrease.  These increases in general and administrative expenses were primarily due to the integration of Clarient and the additional resources necessary to manage the growth of the Company and the increased volume of testing.  The majority of this increase was in the line items of payroll and payroll related expenditures and bad

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

debt expense.  In addition, $2.1 million of the increase is attributable to non-cash stock based compensation expense as a result of new options issued in 2016 and the increase in NeoGenomics stock price during 2016 which impacts stock options issued to non-employees, as awards to non-employees that are not vested require marked-to-market adjustments each reporting period.

A significant portion of our stock based compensation is for non-employee options which are subject to variable accounting, and our expenses will fluctuate based on the performance of our common stock.  A rise in the price of our stock will increase our stock compensation expense, and a decline in our stock price will reduce this expense.

Bad debt expense increased approximately $9.5 million to $11.9 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015.  As a percentage of revenue, bad debt expense was 4.9% for the period ended December 31, 2016 compared to 2.3% for the period ended December 31, 2015.  This increase in bad debt expense is attributable to the inclusion of Clarient’s results, which had a historically higher bad debt rate than legacy NeoGenomics.

We expect our general and administrative expenses to increase as we add personnel and equity related compensation expenses, increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; incur additional bad debt expense as sales increase and as we continue to expand our physical infrastructure to support our anticipated growth.  However, we anticipate that as a percentage of overall sales we will see a decrease in the percentage of general and administrative expense over the coming years as revenue grows.

Research and Development Expenses

Research and development, or R&D expenses relate to cost of developing new proprietary and non-proprietary genetic tests as well as costs related to our licensing agreement with Health Discovery Corporation.  Expenses include amortization of the licensed technology, payroll and payroll related costs, maintenance and depreciation of laboratory equipment, laboratory reagents, probes and supplies.

Stock based compensation, recorded in research and development relates to unvested equity awards granted to a non-employee physician.  Because portions of the vesting requirements have not been met, the amount of expense is re-measured at the end of each accounting period.

Consolidated research and development expense for the periods presented are as follows ($ in thousands):

	For the years ended December 31.
	2016	2015	$ Change	% Change
Research and development	$4,649	$4,198	$451	10.7%
As a % of revenue	1.9%	4.2%

Excluding stock based compensation of $789,000 and $1.2 million, research and development expense was approximately $3.9 million and $3.0 million for the years ended December 31, 2016 and 2015, respectively.  The year over year variances in stock based compensation expense are directly related to the fluctuations in our stock price.  The remaining increase of approximately 30% was due to increases in labor, contract labor and equipment related to the development of new tests.

We expect our research and development expenses to fluctuate in future quarters because of increases or decreases in our stock price and the corresponding stock based compensation expense. Increases in our stock price result in additional expense and decreases in our stock price can result in recovery of previously recorded expense.  We anticipate research and development expenditures will increase as a percentage of sales as we continue to invest in innovation and bringing new tests to market.

Interest Expense, net and Other Income

Interest expense, net primarily consists of the interest we incur on capital lease and debt obligations offset by the interest income we earn on cash deposits.  Interest expense, net increased from $854 thousand for the year ended December 31, 2015 to approximately $10.0 million for the year ended December 31, 2016.  The increase is almost entirely due to interest payments on the Term Loan Facility and revolving credit facility entered into in association with the Clarient acquisition.  As this financing was closed in December of 2015, there were minimal interest costs for this facility for the year ended December 31, 2015.

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

In March of 2016, we paid off the revolving credit facility and in December of 2016, we paid off the Term Loan Facility.  We incurred debt termination costs of approximately $1.1 million and also recognized approximately $2.8 million associated with the write off of debt issuance costs; these expenses are included in interest expense on the consolidated statement of operations.  A new borrowing facility, at a lower interest rate was put into place on December 22, 2016, the proceeds of which were used to pay off the debt issued for the Clarient acquisition, and to redeem $55.0 million worth of our Series A Convertible Preferred Stock.

Other income of $2.0 million was recorded in 2015 related to a one-time payment received upon the amendment of a laboratory services contract and elimination of the exclusivity requirement.  We had no other income reported for the year ended December 31, 2016.

Net (Loss)

The following table provides the net loss for each period along with the computation of basic and diluted net income per share for the year ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	Years Ended December 31,
	2016	2015
NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(30,397)	$(2,657)

Basic weighted average common shares outstanding	77,542	60,526
Effect of potentially dilutive securities	—	—
Diluted weighted average shares outstanding	77,542	60,526

Basic net (loss) per common share	$(0.39)	$(0.04)
Diluted net (loss) per share	$(0.39)	$(0.04)

Non-GAAP Measures

Use of non-GAAP Financial Measures

Our financial results are provided in accordance with accounting principles generally accepted in the United States of America (GAAP) and using certain non-GAAP financial measures.  Management believes that presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors and facilitates the analysis of the Company’s operating results and comparison of operating results across reporting periods and between entities. Management also uses non-GAAP financial measures for financial and operational decision making, planning and forecasting purposes and to manage our business. Management believes that Adjusted EBITDA is a key metric for our business because it is used by our lenders in the calculation of our debt covenants.  Management also believes that these non-GAAP financial measures enable investors to evaluate our operating results and future prospects in the same manner as management.  The non-GAAP financial measures do not replace the presentation of GAAP financial results and should only be used as a supplement to and not as a substitute for our financial results presented in accordance with GAAP.  There are limitations inherent in non-GAAP financial measures because they exclude charges and credits that are required to be included in a GAAP presentation, and do not therefore present the full measure of our recorded costs against its net revenue.  In addition, our definition of the non-GAAP financial measures below may differ from non-GAAP measures used by other companies.

Definitions of non-GAAP measures

Non – GAAP EBITDA

We define Non-GAAP “EBITDA” as net income from continuing operations before: (i) interest expense, (ii) tax expense and (iii) depreciation and amortization expense.

Non – GAAP Adjusted EBITDA

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

We define Non-GAAP “Adjusted EBITDA” as net income from continuing operations before: (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, (iv) non-cash, stock-based compensation and warrant amortization expense, and if applicable in a reporting period (v) transaction expenses related to acquisitions and potential acquisitions, (vi) non-cash impairments of intangible assets (vii) debt financing costs and (viii)other significant non-recurring or non-operating (income) or expenses.

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

•

Transaction expenses relating to acquisitions - We incurred significant expenses in connection with our recent acquisition of Clarient.  The inclusion of these costs consisting primarily of transaction costs as well as outside consultants and related services result in considerable variability between periods.  In order to compare across periods on a consistent basis we believe it is useful to exclude these expenses.

•

Debt financing costs – The amount and frequency of debt financing costs are significantly impacted by the timing and size of debt financing transactions.  The amount and frequency of such charges are not consistent and therefore without adjusting for these costs, the Company believes it would not allow for consistent comparison between reporting periods.

•	Non-cash impairments - We exclude these impairments in our calculation of Adjusted EBITDA, as they entail no outlay of cash and reduce the comparability of financial results between periods.

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

The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the years ending December 31, 2016 and 2015 ($ in thousands):

	For the years ended December 31,
	2016	2015
NET (LOSS) (per GAAP)	$(5,723)	$(2,535)

Adjustments to net income:
Interest expense, net	9,998	854
Amortization of intangibles	7,272	412
Income taxes (benefit)	(1,701)	(1,954)
Depreciation of property and equipment	15,937	6,730
EBITDA (non-GAAP)	25,783	3,507

Further Adjustments to EBITDA:
Acquisition related transaction expense	-	4,686
Impairment charges	3,464	-
Gain on contract amendment	-	(2,000)
Non-cash stock-based compensation	5,438	3,479
ADJUSTED EBITDA (non-GAAP)	$34,685	$9,672
Adjusted EBITDA as % of Revenue	14.2%	9.7%

Results of Operations for the year ended December 31, 2015 as compared with the year ended December 31, 2014

The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the years ended December 31.
	2015	2014
NET REVENUE	100.0%	100.0%
Cost of revenue	56.2%	53.2%
GROSS PROFIT	43.8%	46.8%
OPERATING EXPENSES:
General and administrative	33.7%	27.3%
Research and development	4.2%	3.1%
Sales and marketing	11.6%	13.8%
Total operating expenses	49.5%	44.2%
INCOME (LOSS) FROM OPERATIONS	(5.6)%	2.6%
Interest expense, net	0.9%	1.0%
Other (income) expense	(2.0)%	0.1%
Net income (loss) before income taxes	(4.5)%	1.5%
Income taxes (benefit) expense	(2.0)%	0.2%
NET INCOME (LOSS)	(2.5)%	1.3%

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Revenue

Our consolidated revenue and requisition metrics are as follows:

	2015	2014 (1)	% Change
Requisitions received (cases)	204,282	152,076	34.3%
Total testing revenue (in thousands)	$99,802	87,069	14.6%
Average revenue/requisition	$489	$573	(14.7%)

(1) The Path Logic metrics included in 2014 are for the period from our acquisition on July 8, 2014 through December 31, 2014.

Our consolidated 15% year-over-year revenue growth is primarily the result of a broad based increase in the number of new clients as evidenced by the 34% increase in case volume as well as increases in revenues from existing customers as a result of our larger test menu.  A portion of this increase is due to the fact that the 2014 consolidated figures do not include a full year of activity for Path Logic (as Path Logic was acquired on July 8, 2014).  The year-over-year revenue growth in our Base Business (including NeoGenomics Laboratories and Clarient) was 12% for the period and the related increase in case volume for our Base Business was 25%.  Clarient was purchased from GE Medical on December 30, 2015.  The two days of revenue from Clarient in 2015 accounted for $665,000, which added 0.8% to our consolidated annual revenue growth.

We believe that the increase in revenues are the direct result of our efforts to innovate by developing one of the most comprehensive molecular testing menus in the industry. Our molecular testing menu has also allowed us to up-sell many existing clients which is also helping to drive our growth.  Customers increasingly see us as a one-stop-shop able to handle all of their cancer testing needs.  In addition, we expanded our sales team during 2015 and saw the benefit from that expansion.

Consolidated average revenue per requisition decreased approximately 15% year-over-year.  This decrease in revenue per test is due to a significant reduction in reimbursement for “FISH” testing as a result of changes in the FISH reimbursement structure that were introduced in 2015.  CMS has reset the rates for FISH testing in 2016 and has put into place increases for the technical component of FISH testing.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

The consolidated cost of revenue and gross profit metrics for NeoGenomics Inc. is as follows ($ in thousands, except per test amounts):

	For the years ended December 31,
	2015	2014 (1)	$ Change	% Change
Cost of revenue	$56,046	$46,355	$9,691	20.9%
Cost of revenue as a % of revenue	56.2%	53.2%
Gross margin	$43,756	$40,714	$3,042	7.5%
Gross margin as a % of revenue	43.8%	46.8%
Cost of revenue per requisition	$274	$305	$(31)	(10.0%)
Gross margin per requisition	$214	$268

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

Consolidated sales and marketing expenses for the periods presented are as follows ($ in thousands):

	For the years ended December 31.
	2015	2014	$ Change	% Change
Sales and marketing	$11,562	$11,999	$(437)	(3.6%)
As a % of revenue	11.6%	13.8%

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

General and administrative expenses increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014.  These increases were primarily the result of our growth due to the Clarient acquisition.  Of this $9.8 million increase, approximately $4.2 million was due to transaction costs associated with completing the Clarient acquisition.  Another $1.6 million of the increase is attributable to non-cash stock based compensation expense as a result of new options issued in 2015 and the 89% increase in NeoGenomics stock price during 2015 which impacts stock options issued to non-employees, as awards to non-employees that are not vested require marked-to-market adjustments each reporting period.  In addition, the year ended December 31, 2015 includes a full year of Path Logic expenses while 2014 included only the period from July 8, 2014 through December 31, 2014.

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

Stock based compensation, recorded in research and development relates to unvested performance based options and warrants granted to a non-employee.  Because portions of the vesting requirements have not been met, the amount of expense is re-measured at the end of each accounting period.

Consolidated research and development expense for the periods presented are as follows ($ in thousands):

	For the years ended December 31.
	2015	2014	$ Change	% Change
Research and development	$4,198	$2,689	$1,509	56.1%
As a % of revenue	4.2%	3.1%

Excluding stock based compensation of $1.2 million and $250 thousand, research and development expense was approximately $3.0 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively.  The year over year variances in stock based compensation expense are directly related to the fluctuations in our stock price.  During the year ended December 31, 2015, our stock price increased by 89%.  The remaining increase of approximately 25% was due to increases in labor, contract labor and equipment related to the development of new tests.

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

Interest Expense, net and Other Income

Interest and other income and expense primarily represents the interest expense we incur on our borrowing arrangements, primarily comprised of interest paid on capital lease obligations and interest payable on advances under credit facility

Interest expense, net primarily consists of the interest expense we incur on capital lease and debt obligations offset by the interest income we earn on cash deposits. Interest expense, net decreased from $985 thousand for the year ended December 31, 2014 to $854 thousand for the year ended December 31, 2015.  The decrease is primarily due to the fact that for the period ended December 30, 2015, we had no interest payments related to the revolving credit facility that was paid off in August of 2014. This decrease is partially offset by an increase in interest expense related to capital lease obligations for laboratory equipment that were entered into in 2015.

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

Net Income (Loss)

The following table provides the net income (loss) for each period along with the computation of basic and diluted net income per share for the year ended December 31, 2015 and 2014 (in thousands, except per share amounts):

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

	For the years ended December 31,
	2015	2014
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,657)	$1,132

Basic weighted average common shares outstanding	60,526	53,483
Effect of potentially dilutive securities	-	2,533
Diluted weighted average shares outstanding	60,526	56,016

Basic net income (loss) per common share	$(0.04)	$0.02
Diluted net income (loss) per common share	$(0.04)	$0.02

The following is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA for the years ending December 31, 2015 and 2014 (in thousands):

	For the years ended December 31,
	2015	2014
NET INCOME (LOSS) (per GAAP)	$(2,535)	$1,132

Adjustments to Net Income (Loss):
Interest expense, net	854	985
Amortization of intangibles	412	295
Income taxes (benefit) expense	(1,954)	157
Depreciation of property and equipment	6,730	5,345
EBITDA (non-GAAP)	3,507	7,914

Further Adjustments to EBITDA:
Acquisition related transaction expense	4,686	473
Costs of terminating credit facility	-	98
Gain on contract amendment	(2,000)	-
Non-cash stock-based compensation	3,479	691
ADJUSTED EBITDA (non-GAAP)	$9,672	$9,176
Adjusted EBITDA as a % of revenue	9.7%	10.5%

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014 as well as the period ending cash and cash equivalents and working capital (in thousands).

	For the years ended December 31,
	2016	2015(2)	2014 (3)
Net cash provided by (used in):
Operating activities	$21,477	$6,393	$9,450
Investing activities	(6,501)	(75,155)	(9,602)
Financing activities	(25,871)	58,493	29,007
Net increase (decrease) in cash and cash equivalents	(10,895)	(10,269)	28,855
Cash and cash equivalents, beginning of period	23,420	33,689	4,834
Cash and cash equivalents, end of period	$12,525	$23,420	$33,689
Working Capital (1), end of period	$40,712	$42,302	$44,119

(1)	Defined as current assets less current liabilities.
(2)	Reflects the acquisition of Clarient in December 2015.
(3)	Reflects the acquisition of Path Logic in July 2014.

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Cash Flows from Operating Activities

During the year ended December 31, 2016, our operating activities generated $15.1 million more cash than was generated for the year ended December 31, 2015.  This increase in cash provided from operations was primarily the result of the increases in revenues due to our growth as a result of the Clarient acquisition.

During the year ended December 31, 2015, our operating activities generated $3.1 million less cash than was generated for the year ended December 31, 2014. This decrease in cash provided by operations was primarily the result acquisition related payments made in the fourth quarter of 2015.  In addition, we had a net loss for the period ended December 31, 2015 compared to net income for the period ended December 31, 2014 primarily due to the decrease in Medicare reimbursement rates in 2015 as compared to 2014.

Cash Flows from Investing Activities

We acquired Clarient in December of 2015 and paid $73.8 million of cash at closing.  This transaction significantly impacted cash flows from investing activities and is the primary reason for the increases and decreases in cash used in investing activities between 2014, 2015 and 2016.  In 2016, we received $1.0 million as the final working capital settlement from GE related to the acquisition of Clarient in December of 2015.

In addition, we paid $7.5 million on capital purchases in 2016 compared to $2.2 million in 2015.

Cash Flows from Financing Activities

During the year ended December 31, 2016, cash flows from financing activities changed by $84.4 million as compared to 2015.  The cash used in financing activities during 2016 includes the $55 million that was paid to redeem the preferred stock as well as the $55 million that was paid when we terminated the Term Loan Facility entered into in December 2015, and $10 million that was repaid on the revolver in March of 2016.  These amounts were offset by proceeds received from our new Term Loan Facility of $75 million, and $22.9 million that was borrowed on the new Revolving Credit Facility.

During the year ended December 31, 2015, cash provided by financing activities increased by $29.5 million compared to 2014.  The $58.5 million of cash provided by financing activities for the year ended December 31, 2015 was primarily composed of $55.0 million of proceeds from our term loan and $10.0 million from our revolver which were used to finance the acquisition of Clarient.

Credit Facility

During 2016, we entered into a new senior secured credit facility, as further discussed in Note F to our Consolidated Financial Statements included in this Annual Report.  In order to reduce our exposure to interest rate fluctuations on this floating rate debt obligation, we also entered into an interest rate swap agreement.  See Note G to our Consolidated Financial Statements included in this Annual Report.  The interest rate swap agreement effectively converts a portion of our floating rate debt to a fixed obligation, thus reducing the impact of interest rate changes on future interest expense.  We believe this strategy will enhance our ability to manage cash flow within our Company.

Liquidity Outlook

We had approximately $12.5 million in cash and cash equivalents as of December 31, 2016.  In addition, to our revolving credit facility which provides for up to $75 million in borrowing capacity of which at December 31, 2016, based on our level of Adjusted EBITDA, approximately $27 million was available.  We believe that the cash on hand, available credit lines and positive cash flows generated from operations will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months.

Our Series A Convertible Preferred Stock has certain restrictions that will result in the Company having to dedicate fifty percent of the net proceeds from any future equity raise, to redeeming shares of the Series A Convertible Preferred Stock until such time as all of the shares of Series A Convertible Preferred Stock have been redeemed.

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Related Party Transactions

Consulting Agreements

During the years ended December 31, 2016, 2015 and 2014, Steven C. Jones, a director of the Company, earned approximately $263,000, $261,500 and $257,500, respectively, for various consulting work performed in connection with his duties as Executive Vice President of Finance and reimbursement of incurred expenses.  Mr. Jones also earned $85,000, $578,900 and $177,500 as payment of bonuses for the periods indicated above.  The bonus earned for the year ended December 31, 2015 was comprised of $500,000 discretionary bonus in recognition of the consulting services provided in connection with the Company’s acquisition of Clarient, Inc. and the related financing.  This amount was paid to Aspen Capital Advisors, LLC (“Aspen’) for which Mr. Jones is a managing director, pursuant to a consulting agreement entered into between Aspen and the Company on November 11, 2015.  The remaining $78,900 was earned as part of a management incentive plan.

On April 20, 2016, the Company granted Steven C. Jones 100,000 stock options to purchase shares of its common stock.  The options were granted at an exercise price of $7.15 per share and had a weighted average fair market value of $2.50 per option.  The options vest ratably over the next three years on each anniversary date.  These options were accounted for as granted to a non-employee as they relate to his services to the Company as a consultant.

On May 4, 2015, the Company granted Steven C. Jones 225,000 stock options to purchase shares of its common stock.  The options were granted at an exercise price of $4.78 per share and had an estimated weighted average fair market value of $1.80 per option on the date of grant.  The options vest ratably over the next three years on each anniversary date.  10,000 of the options were accounted for as granted to a Director of the Company, consistent with similar grants at that time to other Directors.  The remaining 215,000 stock options have been accounted for as granted to a non-employee as they relate to his services to the Company as a consultant.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2016 (in thousands):

	Total	2017	2018 to 2019	2020 to 2021	After 2021
Purchase obligations	$3,451	$1,294	$1,779	$378	$-
Capital lease obligations	11,209	5,461	5,635	113	-
Operating lease obligations	10,103	3,129	4,198	2,550	226
Principal payments on long term debt (1)	97,900	3,750	9,375	84,775	-
Interest on swap agreement (2)	2,385	795	1,590	-	-
Interest on Term Loan Facility (3)	12,211	2,791	5,128	4,292	-
Interest on Revolving Facility (4)	4,295	863	1,727	1,705	-
Total contractual obligations	$141,554	$18,083	$29,432	$93,813	$226

(1)

Amounts represent required principal debt payments on our Term Loan Facility and Revolving Facility.  For a full description of the terms of our indebtedness and the related debt service requirements, see Note F – Debt.

(2)	Amounts represent fixed interest owed on the swap agreement, for further details of the swap agreement, see Note G to our Consolidated Financial Statements included in this Annual Report.
(3)

Amounts represent interest payments due on the Term Loan Facility assuming principal payments are made as specified in the loan agreement and estimated interest rates based on the rates in effect at December 31, 2016.

(4)

Amounts represent interest payments due on the Revolving Facility based on the December 31, 2016 principal balance and estimated interest rates based on the interest rates in effect at December 31, 2016.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan. The amount and timing of such capital expenditures will be determined by the volume of business, but we currently estimate that we will need to purchase approximately $15 million to $17 million of additional capital equipment during the next year. We plan to fund these expenditures with capital lease financing arrangements and cash. If we are unable to obtain such funding, we will need to make advances on our revolving credit facility in order to pay cash for these items.

NEOGENOMICS, INC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Recent Accounting Pronouncements

In August 2016, the FASB issued “ASU” 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.  This standard clarifies how specific cash receipts and cash payments are classified and presented in the statement of cash flows. This update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2016-15 have a material effect on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The update requires excess tax benefits and tax deficiencies to be recorded directly through earnings as a component of income tax expense. Under current GAAP, these differences are generally recorded in additional paid-in capital and thus have no impact on net income. The change will also impact the computation of diluted earnings per share, and the cash flows associated with those items will be classified as operating activities on the condensed statements of consolidated cash flows. Entities will be permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required under current GAAP, or recognized when they occur.  ASU 2016-09 is effective for periods beginning after December 15, 2016 and interim periods within those periods.  The Company expects the adoption of this standard to result in a cumulative increase in the deferred tax assets recorded on the consolidated balance sheet of approximately $6.5 million.

In February 2016, the FASB issued “ASU” 2016-02, Leases.  This standard update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including for operating leases, on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The adoption of this ASU will result in an increase on the balance sheet for lease liabilities and right to use assets.  The Company is currently evaluating the quantitative impact that adopting ASU 2016-02 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers. This standard update calls for a number of revisions in the revenue recognition rules. In August 2015, the FASB deferred the effective date of this ASU to the first quarter of 2018, with early adoption permitted beginning in the first quarter of 2017.  The ASU can be applied using a full retrospective method or a modified retrospective method of adoption.  The Company expects to adopt this ASU in the first quarter of 2018 using a full retrospective method of adoption.  The Company is currently reviewing this update in order to determine the effect the adoption will have on our consolidated financial statements.

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

NEOGENOMICS, INC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. The Company is exposed to market risk associated with changes in the LIBOR interest rate.  The Company regularly evaluates its exposure to such changes and may elect to minimize this risk through the use of interest rate swap agreements.  For further details regarding our significant accounting policies relating to derivative instruments and hedging activities, see Note B to our Consolidated Financial Statements included in this Annual Report.  We do not have any material foreign operations or foreign sales and thus have no exposure to foreign currency exchange rate risk.

Interest Rates

During the fourth quarter of 2016, the Company entered into a Credit Agreement which provides for a $75.0 million Term Loan Facility as well as a $75.0 million Revolving Credit Facility.  Borrowings under these facilities bear interest at a variable rate based on one-month LIBOR plus a margin. To reduce the risk associated with changes in this variable rate, the Company has entered into an interest rate swap agreement with a notional amount of $50 million.  As of December 31, 2016, the Company had approximately $45.7 million of unhedged variable rate debt under the senior secured credit facility.

Each quarter-point increase or decrease in the one-month LIBOR rate would result in a change in the Company's interest expense by approximately $120 thousand per year based on the unhedged debt outstanding at December 31, 2016.

NEOGENOMICS, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEOGENOMICS, INC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NeoGenomics, Inc.

Fort Myers, Florida

We have audited the accompanying consolidated balance sheets of NeoGenomics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited NeoGenomics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)". NeoGenomics, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoGenomics, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, NeoGenomics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Indianapolis, Indiana

March 13, 2017

NEOGENOMICS, INC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$12,525	$23,420
Accounts receivable (net of allowance for doubtful accounts of $13,699 and $4,759, respectively)	55,512	48,943
Inventories	6,253	5,108
Other current assets	4,535	4,889
Total current assets	78,825	82,360
Property and equipment (net of accumulated depreciation of $27,102 and $26,534, respectively)	34,036	34,577
Intangible assets, net	77,064	87,800
Goodwill	147,019	146,421
Other assets	174	129
Total assets	$337,118	$351,287
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,782	$12,464
Accrued compensation	8,351	6,217
Accrued expenses and other liabilities	4,247	7,374
Revolving credit facility, net	—	8,869
Short-term portion of car loans	92	50
Short-term portion of capital leases	4,891	4,534
Short-term portion of term loan	3,750	550
Total current liabilities	38,113	40,058
Long-term liabilities
Long-term portion of car loans	110	82
Long-term portion of capital leases	5,378	5,040
Long-term portion of term loan, net	70,149	52,254
Revolving credit facility, net	21,799	—
Deferred income tax liability, net	14,973	15,741
Total long-term liabilities	112,409	73,117
Total liabilities	150,522	113,175
Commitments and contingencies - see Note L
Redeemable convertible preferred stock:
Series A Redeemable Convertible Preferred Stock, $0.01 par value, (50,000,000 shares authorized; and 6,600,000 and 14,666,667 shares issued and outstanding, respectively)	22,873	28,602
Stockholders' equity
Common stock, $.001 par value, (250,000,000 shares authorized; 78,571,158 and 75,820,307 shares issued and outstanding, respectively)	79	76
Additional paid-in capital	216,104	231,497
Accumulated deficit	(52,460)	(22,063)
Total stockholders’ equity	163,723	209,510
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$337,118	$351,287

NEOGENOMICS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the years ended December 31,
	2016	2015	2014
NET REVENUE
Clinical testing	$222,015	$98,595	$86,408
Pharma services	22,068	1,207	661
Total Revenue	244,083	99,802	87,069

Cost of revenue	133,704	56,046	46,355
GROSS MARGIN	110,379	43,756	40,714
Operating expenses:
General and administrative	75,782	33,631	23,808
Research and development	4,649	4,198	2,689
Sales and marketing	23,910	11,562	11,999
Impairment charges	3,464	-	-
Total operating expenses	107,805	49,391	38,496
INCOME (LOSS) FROM OPERATIONS	2,574	(5,635)	2,218
Interest expense and debt termination fees, net	9,998	854	985
Other income	-	(2,000)	(56)
Income (loss) before taxes	(7,424)	(4,489)	1,289
Income tax (benefit) expense	(1,701)	(1,954)	157
NET INCOME (LOSS)	(5,723)	(2,535)	1,132
Deemed dividends on preferred stock	18,011	40	-
Amortization of preferred stock beneficial conversion feature	6,663	82	-
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(30,397)	$(2,657)	$1,132

NET EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.39)	$(0.04)	$0.02
Diluted	$(0.39)	$(0.04)	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	77,542	60,526	53,483
Diluted	77,542	60,526	56,016

See notes to consolidated financial statements.

NEOGENOMICS, INC

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
BALANCE, DECEMBER 31, 2013	—	$—	49,118,373	$49	$42,200	$(20,538)	$21,711
Common stock issuance ESPP plan	—	—	90,285	—	353	—	353
Stock issuance fees and expenses	—	—	—	—	(2,776)	—	(2,776)
Issuance of stock for warrants	—	—	458,333	1	455	—	456
Issuance of restricted stock	—	—	138,500	—	—	—	—
Issuance of stock for stock options	—	—	2,387,327	2	1,805	—	1,807
Issuance of common stock for cash	—	—	8,050,000	8	37,022	—	37,030
Stock compensation expense - warrants	—	—	—	—	51	—	51
Stock comp. exp. - options and restricted stock	—	—	—	—	641	—	641
Net income	—	—	—	—	—	1,132	1,132
BALANCE, DECEMBER 31, 2014	—	$—	60,242,818	$60	$79,751	$(19,406)	$60,405
Common stock issuance ESPP plan	—	—	73,958	—	369	—	369
Issuance of Series A Preferred Stock	14,666,667	28,480	—	—	—	—	—
Stock issuance fees and expenses	—	—	—	—	(148)	—	(148)
Issuance of restricted stock	—	—	11,440	—	—	—	—
Issuance of stock for stock options	—	—	492,091	1	713	—	714
Tax benefit from stock option award activity	—	—	—	—	118	—	118
Issuance of common stock to fund acquisition	—	—	15,000,000	15	102,495	—	102,510
Beneficial conversion feature	—	—	—	—	44,720	—	44,720
Deemed dividends on preferred stock	—	40	—	—	—	(40)	(40)
Amortization of beneficial conversion feature	—	82	—	—	—	(82)	(82)
Stock compensation expense - warrants	—	—	—	—	590	—	590
Stock comp. exp. - options and restricted stock	—	—	—	—	2,889	—	2,889
Net loss	—	—	—	—	—	(2,535)	(2,535)
BALANCE, DECEMBER 31, 2015	14,666,667	$28,602	75,820,307	$76	$231,497	$(22,063)	$209,510
Common stock issuance ESPP plan	—	—	98,672	—	736	—	736
Redemption of Series A Preferred Stock	(8,066,667)	(55,000)	—	—	—	—	—
Stock issuance fees and expenses	—	—	—	—	(267)	—	(267)
Issuance of restricted stock	—	—	43,332	—	—	—	—
Issuance of stock for warrant exercise	—	—	165,375	—	—	—	—
Issuance of stock for stock options	—	—	2,443,472	3	3,296	—	3,299
Beneficial conversion feature reversal	—	24,596	—	—	(24,596)	—	(24,596)
Deemed dividends on preferred stock	—	18,011	—	—	—	(18,011)	(18,011)
Amortization of beneficial conversion feature	—	6,663	—	—	—	(6,663)	(6,663)
Stock compensation expense - warrants	—	—	—	—	460	—	460
Stock compensation expense - options and restricted stock	—	—	—	—	4,978	—	4,978
Net loss	—	—	—	—	—	(5,723)	(5,723)
BALANCE, DECEMBER 31, 2016	6,600,000	$22,873	78,571,158	$79	$216,104	$(52,460)	$163,723

See notes to consolidated financial statements.

NEOGENOMICS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,723)	$(2,535)	$1,132
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of business acquisition:
Impact of tax valuation allowance	—	(2,066)	—
Depreciation	15,937	6,730	5,345
Impairment of assets	3,464	—	—
Amortization of intangibles	7,272	412	295
Loss on extinguishment of debt	1,099	—	—
Amortization of debt issue costs	3,497	—	66
Stock based compensation – options and restricted stock	4,978	2,889	641
Stock based compensation – warrants	460	590	51
Provision for bad debts	11,856	2,318	2,437
Changes in assets and liabilities, net of business acquisition:
(Increase) in accounts receivable, net of write-offs	(18,425)	(3,215)	(2,770)
(Increase) in inventories	(1,145)	(896)	(229)
(Increase) decrease in other assets	(44)	11	41
(Increase) decrease in other current assets	354	(3,748)	(25)
Increase (decrease) in accounts payable and other liabilities	(2,103)	5,903	2,466
Net cash provided by operating activities	21,477	6,393	9,450
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired of $0, $890 and $79	1,035	(72,940)	(5,830)
Purchases of property and equipment	(7,536)	(2,215)	(3,772)
Net cash used in investing activities	(6,501)	(75,155)	(9,602)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (repayments to) revolving credit facility	12,856	10,002	(4,282)
Repayment of capital lease obligations	(5,293)	(4,115)	(3,581)
Proceeds from term loan	75,000	55,022	—
Redemption of preferred stock	(55,000)	—	—
Repayment of term loan	(55,000)	—	—
Payments of debt issue costs	(2,202)	(3,351)	—
Issuance of common stock for the exercise of options, warrants and ESPP shares, net of transaction expenses	3,768	935	2,616
Issuance of common stock for cash , net of transaction expenses	—	—	34,254
Net cash provided by (used in) financing activities	(25,871)	58,493	29,007
Net change in cash and cash equivalents	(10,895)	(10,269)	28,855
Cash and cash equivalent, beginning of year	23,420	33,689	4,834
Cash and cash equivalents, end of year	$12,525	$23,420	$33,689
Supplemental disclosure of cash flow information:
Interest paid	$5,423	$911	$981
Income taxes paid	290	25	177
Supplemental disclosure of non-cash investing and financing information:
Equipment acquired under capital lease/loan obligations	6,057	4,813	5,884
Fair value of common stock issued to fund acquisition	-	102,510	-
Fair value of preferred stock issued to fund acquisition	-	73,200	-

See notes to consolidated financial statement

NEOGENOMICS, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Note A – Nature of Business and Basis of Presentation

NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories”), Path Labs LLC., a Delaware Limited Liability Corporation (“Path Logic”) and Clarient Inc. and its wholly-owned subsidiary Clarient Diagnostic Services, Inc. (“Clarient”), (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States as well as providing clinical trial services to pharmaceutical companies.

The accompanying consolidated financial statements include the accounts of the Parent and the Subsidiaries. All significant intercompany accounts and balances have been eliminated in consolidation.

We have one reportable operating segment that delivers testing services to hospitals, pathologists, oncologists, other clinicians and researchers and represents 100% of the Company’s consolidated assets, net revenues and net income for each of the three years ended December 31, 2016.  Also, at December 31, 2016, all of our services were provided within the United States and all of our assets were located in the United States.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation.  For the year ended December 31, 2015, the Company reclassified the amortization of the beneficial conversion feature as well as the deemed dividends on Series A Preferred Stock from additional paid in capital to retained earnings.  The Company revised the classification on the Consolidated Balance Sheet and on the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders Equity.  These changes in classification do not affect previously reported cash flows in the Consolidated Statements of Cash Flows, and had no net effect on the previously reported Consolidated Balance Sheet or Statements of Operations for any period.

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

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

historical collection experience for non-contracted payers and adjusts its expected revenues for current and subsequent periods accordingly.

The table below shows the adjustments made to gross service revenue to arrive at net revenues, the amount reported on our statement of operations (in thousands):

	For the Years ended December 31,
,	2016	2015	2014
Gross service revenues	$493,678	$225,057	$224,460
Total contractual adjustments and discounts	(249,595)	(125,255)	(137,391)
Net service revenues	$244,083	$99,802	$87,069

Cost of Revenue

Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

Shipping Costs

The Company has a significant expense related to shipping specimens to our facility for testing and this cost is for contract couriers, commercial airline flights and charges from FedEx to ship specimens to our facility. We had approximately $10.3 million, $3.6 million and $3.0 million in outsourced shipping expenses for the years ended December 31, 2016, 2015 and 2014, respectively, and these costs were included in our cost of revenue.

Advertising Costs

Advertising costs are expensed at the time they were incurred and are not material for the years ended December 31, 2016, 2015 and 2014.

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

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Changes in the allowance for doubtful accounts are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Beginning balance – allowance for doubtful accounts	$4,759	$4,180	$4,540
Provision for doubtful accounts	11,856	2,318	2,437
Write-offs	(2,916)	(1,739)	(2,797)
Ending balance – allowance for doubtful accounts	$13,699	$4,759	$4,180

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, including our revolving credit facility are considered reasonable estimates of their respective fair values due to their short-term nature. The Company maintains its cash and cash equivalents with domestic financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2016, its concentration of credit risk related to cash and cash equivalents was not significant. The carrying value of the Company’s long-term capital lease obligations and term debt approximates its fair value based on the current market conditions for similar instruments.  The Company entered into an interest rate swap agreement in December of 2016, see Note G- Derivative Instruments and Hedging Activities.  At December 31, 2016, the fair value of the derivative financial instrument is not considered to be significant and therefore is not recorded on the balance sheet as a liability nor is the change in value reflected through accumulated other comprehensive income as of December 31, 2016.  The instrument will be evaluated on a quarterly basis going forward and resulting increases/decreases will be recorded as discussed in Note B-Derivative Instruments and Hedging Activities.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy has been established based on three levels of inputs, of which the first two are considered observable and the last unobservable.

Level 1: Quoted prices in active markets for identical assets or liabilities.  These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2: Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.  These are typically obtained from readily-available pricing sources for comparable instruments.

Level 3: Unobservable inputs, where there is little or no market activity for the asset or liability.  These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

Concentrations of Credit Risk

Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients and geographies to which the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the years ended December 31, 2016 and 2015, no clients accounted for more than 5% of revenue.  For the year ended December 31, 2014, a large oncology practice with multiple locations accounted for 10.1% of total revenue. All other clients were less than 10% of total revenue individually. Due to the acquisition of Clarient, our concentration of revenue shifted from Florida to California.  For the years ended December 31, 2016, 2015 and 2014, revenue derived from the State of California accounted for 24.0%, 20.2% and 15.0%, respectively, of total revenue.  For the years ended December 31, 2016, 2015 and 2014, revenue derived from the State of Florida accounted for 15%, 20.5% and 25.8%, respectively, of total revenue.

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Inventories

Inventories, which consist principally of testing supplies, are valued at the lower of cost or market, using the first-in, first-out method (FIFO).

Other Current Assets

As of December 31, 2016, 2015 and 2014, other current assets consist primarily of prepaid expenses relating to contracts for laboratory and computer equipment maintenance.

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

Intangible Assets

Intangible assets with finite useful lives are recorded at fair value or cost, less accumulated amortization. At December 31, 2016, we had two classes of assets, each class is amortized over its estimated service period using the straight-line method. We periodically review the estimated pattern in which the economic benefits will be consumed and adjust the amortization period and pattern to match our estimate.

At December 31, 2016, the Company’s intangible assets were related to the customer relationships acquired through the acquisition of Clarient and the Clarient trade name.

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

Recoverability and Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets (property and equipment, and intangible assets) if events or changes in circumstances indicate the assets may be impaired. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

difference between the estimated fair value and carrying amount of the asset.  The Company recognized approximately $3.5 million in impairment losses for the year ended December 31, 2016, see Note P for further details. No impairment loss was recognized in the years ended December 31, 2015 and 2014.

Debt Issuance Costs

We record debt issuance costs related to our debt liabilities as direct deductions from the carrying amount of the debt.  The costs are amortized to interest expense over the life of the debt using the effective interest method.

Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage risks related to interest expense.  We account for derivatives in accordance with FASB ASC Topic 815, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability and measured at fair value.  Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met.

In December of 2016, the Company entered into an interest rate swap agreement.  The interest rate swap agreement effectively converts a portion of the Companies floating rate debt to a fixed rate thereby reducing the impact on future changes in interest rates.

In accordance with ASC 815, the Company has designated the interest rate swap as a cash flow hedge.  As the specific terms and notional amounts of the derivative financial instrument match those of the floating rate debt being hedged, the derivative instrument is assumed to be a perfectly effective hedge and accordingly, there is no impact to the Company's consolidated statements of operations. At December 31, 2016, it was determined that the fair value of this instrument was not significant and therefore is not recorded on the balance sheet as a liability nor is the change in value reflected through (“AOCI”) as of December 31, 2016.  The instrument will be evaluated on a quarterly basis going forward and resulting increases/decreases will be recorded as a component of (“AOCI”) and reclassified to the consolidated statement of operations as interest is paid. Cash flows from the interest rate swap are to be included in operating activities on the consolidated statement of cash flows.

For further information on derivative instruments and hedging activities, see Note G to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Series A Redeemable Convertible Preferred Stock

The Company has classified the Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) as temporary equity on the consolidated balance sheet due to certain deemed liquidation events that are outside the Company’s control.  These events include the following:

•	Acquisition of 50% or more of the voting securities of the Company
•

Consolidation, merger or corporate reorganization in which the stockholders of the Company immediately prior to such consolidation, merger or reorganization own less than 50% of the voting power immediately after the consolidation, merger or reorganization

•	Sale, lease, license, transferor disposition of all or substantially all of the assets, technology or intellectual property of the Company

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

We evaluated all of the stated and implied substantive terms and features, including: (i) redemption (Purchase Call Option) on the Series A Preferred Stock allowing the Company to redeem the Series A Preferred Stock at any time, (ii) required redemption contingent if we raise capital, (iii) required redemption in the event of certain deemed liquidation events (in essence, any change in control of the Company), (iv) conversion (Written Call Option) on the underlying shares if after three years the stock trades at $8.00 for thirty trading days, and (v) conversion (Contingent Forward) on the underlying shares automatically at the ten year anniversary of the issue date.

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

Beneficial Conversion Feature

The issuance of the Company's Series A Preferred Stock generated a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. We recognized this beneficial conversion feature by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Series A Preferred Stock. NeoGenomics is accreting the discount over three years from the date of issuance through the earliest conversion date, which is three years.  Accretion expense is recognized as dividend equivalents over the three year period.  Upon redemption of any shares of preferred stock by the Company prior to any beneficial conversion feature being realized by the holder, the amount of beneficial conversion related to the number of shares redeemed that was accreted as dividends would be reversed, and the entire amount of beneficial conversion feature recorded in accumulated additional paid-in-capital would be reversed.

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

The provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowances deemed necessary to recognize deferred tax assets at an amount that is more likely than not to be realized. We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions, if deemed necessary. We follow a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements. During the years ended December 31, 2016, 2015 and 2014, we do not believe we had any significant uncertain tax positions nor did we have any provision for interest or penalties related to such positions.

Stock-Based Compensation

We measure compensation expense for stock-based awards to employees, non-employee contracted physicians, and directors based upon the awards’ initial grant-date fair value.  The estimated grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method. The fair value of awards to non-employees are then marked-to-market each reporting period until vesting criteria are met.

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

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

Recently Adopted and Issued Accounting Guidance

Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes. The standard update was issued to simplify the presentation of deferred income taxes and required deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years and interim periods within those fiscal years, beginning after December 31, 2016.  Earlier application is permitted as of the beginning of an interim or annual period.  The Company early adopted this ASU on January 1, 2016 and applied the amendments retrospectively to all deferred tax liabilities and assets presented.  The effect of the adoption on the Consolidated Balance Sheets for December 31, 2016 and December 31, 2015, was the offset of long term deferred tax liabilities by current deferred tax assets of $1,248,900 and $16,668,000, respectively.

In September 2015, the FASB issued ASU 2015-16, Business Combinations. The standard update was issued to simplify the accounting for measurement period adjustments.  The update requires that adjustments to provisional amounts identified during the measurement period be recognized in the period determined.  The effect of these adjustments on current earnings that would have been related to previously reported earnings is required to be disclosed.  ASU 2015-16 is effective for fiscal years and interim periods within those fiscal years, beginning after December 31, 2015.  The update should be applied prospectively to adjustments that occur after the effective date of this update.  The Company adopted this ASU on January 1, 2016, and has finalized the valuation of assets acquired and liabilities assumed in the Clarient acquisition as of December 31, 2016.  The adoption of this ASU did not have a material effect on Company’s earnings for the period ended December 31, 2016.

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Issued

In August 2016, the FASB issued “ASU” 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.  This standard clarifies how specific cash receipts and cash payments are classified and presented in the statement of cash flows. This update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2016-15 have a material effect on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The update requires excess tax benefits and tax deficiencies to be recorded directly through earnings as a component of income tax expense. Under current GAAP, these differences are generally recorded in additional paid-in capital and thus have no impact on net income. The change will also impact the computation of diluted earnings per share, and the cash flows associated with those items will be classified as operating activities on the condensed statements of consolidated cash flows. Entities will be permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required under current GAAP, or recognized when they occur.  ASU 2016-09 is effective for periods beginning after December 15, 2016 and interim periods within those periods.  As a result of the adoption of this standard, we anticipate recording a deferred tax asset on the consolidated balance sheet in the amount of approximately $6.5 million.

In February 2016, the FASB issued “ASU” 2016-02, Leases.  This standard update was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including for operating leases, on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The adoption of this ASU will result in an increase on the balance sheet for lease liabilities and right to use assets.  The Company is currently evaluating the quantitative impact that adopting ASU 2016-02 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers. This standard update calls for a number of revisions in the revenue recognition rules. In August 2015, the FASB deferred the effective date of this ASU to the first quarter of 2018, with early adoption permitted beginning in the first quarter of 2017.  The ASU can be applied using a full retrospective method or a modified retrospective method of adoption.  The Company expects to adopt this ASU in the first quarter of 2018 using a full retrospective method of adoption.  The Company is currently reviewing this update in order to determine the effect the adoption will have on our consolidated financial statements.

Note C – Property and Equipment, Net

Property and equipment consisted of the following at December 31, 2016 and 2015 (in thousands):

	2016	2015	Estimated Useful Lives in Years
Equipment	$29,220	$34,040	3-7
Leasehold improvements	10,550	9,349	2-5
Furniture and fixtures	4,315	4,398	7
Computer hardware and office equipment	8,268	5,175	3
Computer software	5,346	7,717	2-3
Assets not yet placed in service	3,439	432	—
Subtotal	61,138	61,111
Less accumulated depreciation and amortization	(27,102)	(26,534)
Property and equipment, net	$34,036	$34,577

Depreciation and amortization expense on property and equipment, including leased assets in each period was as follows (in thousands):

	For the years ended December 31,
	2016	2015	2014
Depreciation and amortization expense	$15,937	$6,730	$5,345

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

In our consolidated statements of operations, we recorded approximately $11,751, $4,238 and $3,516 of depreciation and amortization in cost of revenue for the years ended December 31, 2016, 2015 and 2014, respectively, and we recorded $4,186, $2,492 and $1,829 of depreciation and amortization in general and administrative expenses for the years ended December 31, 2016, 2015 and 2014, respectively.

Property and equipment under capital leases, included above, consists of the following at December 31, 2016 and 2015 (in thousands):

	2016	2015
Equipment	$13,109	$13,655
Furniture and fixtures	1,081	1,250
Computer hardware	5,178	2,846
Computer software	514	651
Leasehold improvements	69	99
Subtotal	19,951	18,501
Less accumulated depreciation and amortization	(9,481)	(9,047)
Property and equipment under capital leases, net	$10,470	$9,454

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

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

The Company issued 14,666,667 shares of Series A Preferred Stock as consideration for the acquisition of Clarient.  The rights of the Series A Preferred Stock are described in Note H-Class A Redeemable Convertible Preferred Stock.  We estimated the fair value of the Series A Preferred Stock consideration using significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The fair value of the Series A Preferred Stock at the acquisition date was $73.2 million or $4.99 per share.  This fair value was further reduced by the intrinsic value assigned to the beneficial conversion feature to arrive at a carrying amount of $28.6 million.  In December of 2016, we redeemed 8,066,667 shares of the Series A Preferred Stock, leaving 6,600,000 shares outstanding at December 31, 2016.

On a fully diluted basis, assuming full conversion of the Series A Preferred Stock, GE Medical would have owned approximately 32% of NeoGenomics at the date of issuance and approximately 25% as of December 31, 2016, after the redemption of shares.  In addition, pursuant to the Investor Board Rights, Lockup and Standstill Agreement, NeoGenomics was required to appoint a director designated by GE Medical Systems to the Board.

The following table summarizes the final amounts for the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

	December 30, 2015 (As Initially Reported)	Measurement Period Adjustments	December 30, 2015 (Final)
Current assets, including cash and cash equivalents of $890	$31,978	$672	$32,650
Property and equipment	19,241	(64)	19,177
Identifiable intangible assets – customer relationships	84,000	-	84,000
Goodwill	143,493	598	144,091
Total assets acquired	278,712	1,206	279,918
Current liabilities	(12,631)	188	(12,443)
Deferred tax liability	(17,904)	(964)	(18,868)
Long-term liabilities	(103)	-	(103)
Net assets acquired	$248,074	$430	$248,504

The measurement period adjustments were complete as of December 30, 2016.

Of the $84.0 million of acquired intangible assets, $81.0 million was assigned to customer relationships which are being amortized over fifteen years and $3.0 million was assigned to trade names which are being amortized over two years.  We recorded approximately $7.3 million and $36 thousand of amortization expense for the years ended December 31, 2016 and 2015.

The goodwill arising from the acquisition of Clarient includes revenue synergies as a result of our existing customers and Clarient’s customers having access to each other’s testing menus and capabilities and also from the new product lines which Clarient adds to the Company’s product portfolio.  None of the goodwill is expected to be deductible for income tax purposes.  The fair value of accounts receivable acquired is approximately $28.8 million.

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

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

•	Removal of costs associated with MultiOmyx, assets not acquired in the transaction, and to record royalty fees due to GE Medical for continued use of the MultiOmyx product.
•	Remove general and administrative expenses related to a Lab Services Agreement with the Saudi Arabian National Guard Health Affairs, as GE Medical will retain this agreement.
•	Record interest expense under the Credit Facilities and amortization of financing costs classified as interest expense.
•	Remove royalty costs associated with the use of the GE brand as NeoGenomics will discontinue the use of the GE brand.
•	Accrue for dividends on the Series A Preferred stock and to amortize a portion of the beneficial conversion feature

As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Note E – Intangible Assets

As a result of the acquisition of Clarient in December 2015, see Note D, we recorded $84.0 million in intangible assets comprised of $81.0 million in customer relationships amortized over a fifteen year period and $3.0 million in trade name which we are amortizing over a two year period.  Previously, we acquired Path Logic in July 2014 and recorded $1.93 million in customer relationships as an intangible asset.  We were amortizing these customer relationships over a thirteen year period.  In 2016, the Company determined that the Path Logic customer relationship asset was impaired and recorded an impairment loss in the amount of approximately $1.6 million.

On January 6, 2012, we entered into a Master License Agreement (the “License Agreement”) with Health Discovery Corporation, a Georgia corporation (“HDC”). We were granted an exclusive worldwide license to certain of HDC’s “Licensed Patents” and “Licensed Know-How” (as defined in the License Agreement).

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

We have not made any milestone payments to HDC as of December 31, 2015. In 2016, the Company determined that this asset was impaired and recorded an impairment loss in the amount of $1.9 million.

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Intangible assets as of December 31, 2016 and 2015 consisted of the following (in thousands):

		December 31, 2016
	Amortization Period	Cost	Accumulated Amortization	Impairment	Net
Trade Name	24 months	$3,000	$1,508	$-	$1,492
Customer Relationships	156-180 months	82,930	5,796	1,562	75,572
Support Vector Machine (SVM) technology	108 months	500	269	231	-
Laboratory developed test (LDT) technology	164 months	1,482	524	958	-
Flow Cytometry and Cytogenetics technology	202 months	1,000	287	713	-
Total		$88,912	$8,384	$3,464	$77,064

		December 31, 2015
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	24 months	$3,000	$8	$2,992
Customer Relationships	156-180 months	82,930	247	82,683
Support Vector Machine (SVM) technology	108 months	500	213	287
Laboratory developed test (LDT) technology	164 months	1,482	416	1,066
Flow Cytometry and Cytogenetics technology	202 months	1,000	228	772
Total		$88,912	$1,112	$87,800
The Company recorded amortization expense of intangible assets in the consolidated statements of operations as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Amortization of intangible assets	$7,272	$412	$295

The Company recorded amortization expense from customer relationships as a general and administrative expense. The amortization expense for the Support Vector Machine (SVM) technology, the Laboratory developed tests (LDT) technology and the Flow Cytometry and Cytogenetics technology intangibles has been recorded as research and development expense as we have not had products, services or cost savings directly attributable to these intangible assets that would require that it be recorded in cost of goods sold.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2016 is as follows (in thousands):

Years Ending December 31,	As of December 31,
2017	$6,892
2018	5,400
2019	5,400
2020	5,400
2021	5,400
Thereafter	48,572
Total	$77,064

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Note F – Debt

The following table summarizes the long term debt at December 31, 2016 and 2015 (in thousands):

	2016	2015
Term Loan Facility	$75,000	$55,022
Revolving Credit Facility	22,900	-
Capital leases/loans	10,471	9,705
Total Debt	$108,371	$64,727
Less: Debt issuance costs	(2,202)	(2,217)
Less: Current portion of long-term debt	(8,733)	(5,134)
Total Long-Term Debt, net	$97,436	$57,376

Term Loan 2015

On December 30, 2015, the Company entered into a Term Loan and Guaranty Agreement (the “Term Loan Facility”) for which AB Private Credit Investors LLC was to act as the administrative agent and collateral agent.  The agreement provided for $55.0 million of borrowings.  On December 31, 2015, the Company had current outstanding borrowings of $550 thousand and long-term outstanding borrowings of $52.3 million, net of unamortized debt issuance costs of $2.2 million.  The Term Loan Facility was retired on December 22, 2016.  In association with the early termination of debt, we incurred a fee of $1.1 million, this fee was recorded as interest expense in the consolidated statement of operations as of December 31, 2016.  In addition, we accelerated the amortization of debt issuance costs associated with this debt which resulted in additional expense of $2.8 million which is included in interest expense at December 31, 2016.

The interest rate for borrowings under the Term Loan Facility was, at NeoGenomics Laboratories’ election, (i) (A) a base rate equal to the greatest of 4%, the prime rate, the federal funds rate plus 0.5% and the one month LIBOR rate plus 1%, plus (B) an initial applicable margin of 6% , or (ii) the (A) LIBOR rate for interest periods from one to twelve months, plus (B) an initial applicable margin of 7%, with a minimum LIBOR of 1.00%. Interest on borrowings under the facility will be reduced to Base Rate plus 5.5% or LIBOR plus 6.50% upon the later of (i) NeoGenomics’ achieving maximum total leverage of less than 2.0 to 1.0 and (ii) January 1, 2017.

NeoGenomics and all of its present and future subsidiaries (other than NeoGenomics Laboratories) were guarantors under the Term Loan Facility. The Term Loan Facility contains the following financial covenants: (i) maintenance of a maximum total leverage ratio of 4.0 to 1.0 (stepping down over time to 3.25 to 1.0), and (ii) maintenance of a minimum consolidated fixed charge coverage ratio of 1.10 to 1.0 (stepping up over time to 1.25 to 1.0).   These Company was in compliance with all such covenants at December 22, 2016.

The Term Loan Facility also contained various affirmative and negative covenants, such as the delivery of financial statements, tax authority compliance, maintenance of property, limitations on additional debt, restriction of dividends and other standard clauses.

The Term Loan Facility had a maturity of five years. In addition, the Term Loan Facility provided for annual amortization payments in an amount equal to 1.0% of the original principal amount of the term loan, paid in quarterly installments, and mandatory prepayments with (i) proceeds of certain assets sales and recovery events, (ii) proceeds of certain debt issuances, (iii) proceeds of certain extraordinary receipts, as defined, (iv) a portion of certain tax refunds and insurance proceeds, and (v) a portion of excess cash flow as defined.

Term Loan 2016

On December 22, 2016, the Company entered into a Credit Agreement with Regions Bank as administrative agent and collateral agent.  The Credit Agreement provided for a $75.0 million term loan facility (the “Term Loan Facility”).  The Credit Agreement also provides incremental facility capacity of $50 million, subject to certain conditions.  On December 31, 2016, the Company had current outstanding borrowings under the Term Loan of approximately $3.7 million and long-term outstanding borrowings of approximately $70.1 million, net of unamortized debt issuance costs of $1.1 million.  These costs were recorded as a reduction in the carrying amount of the related liability and are being amortized over the life of the loan.

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

The Term Loan Facility bears interest at a rate per annum equal to an applicable margin plus, at NeoGenomics Laboratories’ option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus 0.5% per annum and (c) the one month LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin will range from 2.25% to 3.50% for LIBOR loans and 1.25% to 2.50% for base rate loans, in each case based on NeoGenomics Laboratories’ consolidated leverage ratio (as defined in the Credit Agreement). Interest on borrowings under the Revolving Credit Facility is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of Adjusted LIBOR loans.  The Company entered into an interest rate swap agreement to hedge against changes in the variable rate of a portion of this debt.  See Note G-Derivative Instruments and Hedging Activities for more information on this instrument.

The Term Loan Facility and amounts borrowed under the Revolving Credit Facility are secured on a first priority basis by a security interest in substantially all of the tangible and intangible assets of NeoGenomics Laboratories and the Guarantors.  The Term Loan Facility contains various affirmative and negative covenants including ability to incur liens and encumbrances; make certain restricted payments, including paying dividends on its equity securities or payments to redeem, repurchase or retire its equity securities; enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with its affiliates, and materially alter the business it conducts.  In addition, the Company must meet certain maximum leverage ratios and fixed charge coverage ratios as of the end of each fiscal quarter commencing with the quarter ending March 31, 2017.  The Company was in compliance with all required covenants as of December 31, 2016.

The Term Loan Facility has a maturity date of December 21, 2021.  The Credit Agreement requires NeoGenomics Laboratories to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) beginning with the fiscal year ending December 31, 2017, 50% of excess cash flow (as defined), subject to a step down to 0% of excess cash flow if NeoGenomics Laboratories’ consolidated leverage ratio is no greater than 2.75:1.0 and (iv) 100% of net cash proceeds from issuances of permitted equity securities by NeoGenomics Laboratories made in order to cure a failure to comply with the financial covenants. NeoGenomics Laboratories is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility at any time without penalty.

Auto Loans

The Company has auto loans with various financial institutions.  The auto loan terms range from 36-60 months and carry interest rates from 0% to 5.2%.

Capital Leases

The Company has entered into capital leases to purchase laboratory and office equipment.  These leases expire at various dates through 2020 and the weighted average interest rate under such leases was approximately 6.03% at December 31, 2016. Most of these leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value.

Property and equipment acquired under capital lease agreements, see Note C, are pledged as collateral to secure the performance of the future minimum lease payments.

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Maturities of Long-Term Debt

Maturities of long-term debt at December 31, 2016 are summarized as follows (in thousands):

	Debt	Capital Lease Obligations & Car Loans	Total Long Term Debt
2017	$3,750	$5,461	$9,211
2018	3,750	3,687	7,437
2019	5,625	1,948	7,573
2020	5,625	113	5,738
2021	79,150	-	79,150
	$97,900	$11,209	$109,109
Less: Interest on capital leases	-	(738)	(738)
	97,900	10,471	108,371
Less: Current portion of long-term debt	(3,750)	(4,983)	(8,733)
Less: Debt issuance costs	(2,202)	-	(2,202)
Long-term debt, net	$91,948	$5,488	$97,436

Revolving Credit Facility 2015

On December 30, 2015, the Company entered into a Revolving Credit Facility for which Wells Fargo Bank, N.A., was to act as the administrative agent.  The Revolving Credit Facility provided for up to $25.0 million of revolving loans and a letter of credit subfacility for $1.0 million. Borrowings under the revolver and the letter of credit subfacility were limited to a borrowing base comprised of 85% of the expected net value of certain billed and unbilled accounts receivable less reserve amounts established by Wells Fargo Bank, N.A.

The interest rate for borrowings under the Revolving Credit Facility was, at NeoGenomics Laboratories’ election, (i) (A) a base rate equal to the greatest of the prime rate, the federal funds rate plus 0.5% and the three month LIBOR rate plus 1%, plus (B) an applicable margin ranging from 2.0% to 2.5%, or (ii) the (A) LIBOR rate plus (B) an applicable margin ranging from 3.0% to 3.5%. NeoGenomics will also pay 0.25% per year on any unused portion of the revolver.

NeoGenomics was a guarantor under the Revolving Credit Facility.  All of NeoGenomics’ present and future subsidiaries (including NeoGenomics Laboratories) were borrowers under the Revolving Credit Facility. The Revolving Credit Facility contained the following financial covenants: (i) maintenance of a maximum total leverage ratio (funded indebtedness (including the outstanding amounts under the Credit Facilities), plus capitalized lease obligations, divided by EBITDA) of not more than 4.0 to 1.0 (stepping down over time to 3.25 to 1.0), (ii) maintenance of a minimum consolidated fixed charge coverage ratio (EBITDA less capital expenditures not financed with debt or certain equity), divided by the sum of cash interest expense, scheduled payments and mandatory prepayments of principal on indebtedness, taxes and restricted payments) of at least 1.1 to 1.0 (stepping up over time to 1.25 to 1.0) and (iii) maintenance of a minimum cash velocity equal to or greater than 80%.  These covenants were effective beginning with the quarter ending March 31, 2016.

The Revolving Credit Facility also contained various affirmative and negative covenants, such as the delivery of financial statements, tax authority compliance, maintenance of property, limitations on additional debt, restriction of dividends and other standard clauses.

The Revolving Credit Facility had a maturity of five years, maturing on December 30, 2020. In addition, the Revolving Credit Facility provided for mandatory prepayment in the event that the borrowing base was less than the aggregate amount of the advances outstanding under the revolver and any letters of credit, which prepayment would be equal to the amount necessary to remedy the over-advance.

On December 31, 2015, the company had outstanding borrowings under the Revolving Credit Facility of approximately $8.9 million, net debt acquisition costs of approximately $1.1 million.  There was approximately $15 million in available credit under the Revolving Credit Facility to be drawn upon as needed.  The Revolving Credit Facility Term Loan Facility entered into on December 30, 2015 was retired on December 22, 2016.

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Revolving Credit Facility 2016

On December 22, 2016, the Company entered into a Credit Agreement with Regions Bank as administrative agent and collateral agent.  The Credit Agreement provided for a $75.0 million revolving credit facility (the “Revolving Facility”).  On December 31, 2016, the Company had current outstanding borrowings of approximately $21.8 million, net of unamortized debt issuance costs of $1.1 million.

The Revolving Credit Facility includes a $10 million swingline sublimit, with swingline loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Revolving Credit Facility is due and payable on December 21, 2021 or such earlier date as the obligations under the Credit Agreement become due and payable pursuant to the terms of the Credit Agreement.  The Revolving Facility bears interest at a rate per annum equal to an applicable margin plus, at NeoGenomics Laboratories’ option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus 0.5% per annum and (c) the one month LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin will range from 2.25% to 3.50% for Adjusted LIBOR loans and 1.25% to 2.50% for base rate loans, in each case based on NeoGenomics Laboratories’ consolidated leverage ratio. Interest on the outstanding principal of the Term Loan Facility will be payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans.

The Credit Agreement requires NeoGenomics Laboratories to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) beginning with the fiscal year ending December 31, 2017, 50% of excess cash flow (minus certain specified other payments), subject to a step down to 0% of excess cash flow if NeoGenomics Laboratories’ consolidated leverage ratio is no greater than 2.75:1.0 and (iv) 100% of net cash proceeds from issuances of permitted equity securities by NeoGenomics Laboratories made in order to cure a failure to comply with the financial covenants. NeoGenomics Laboratories is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility at any time without penalty, subject to customary “breakage” costs with respect to prepayments of Adjusted LIBOR rate loans made on a day other than the last day of any applicable interest period.

Note G – Derivative Instruments and Hedging Activities

Cash Flow Hedges

In December of 2016, the Company entered into an interest rate swap agreement to reduce our exposure to interest rate fluctuations on our variable rate debt obligations.  This derivative financial instruments is accounted for at fair value as a cash flow hedge which effectively modifies our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate obligation, thus reducing the impact of interest rate changes on future interest expense.

We account for derivatives in accordance with FASB ASC Topic 815, see Note B-Summary of Significant Accounting Policies for

more information on our accounting policy related to derivative instruments and hedging activities.

Under this agreement, we receive a variable rate of interest based on LIBOR (as discussed in Note F), and we pay a fixed rate of interest at 1.59%.  The interest rate swap agreement was effective as of December 30, 2016 and a termination date of December 31, 2019. As of December 31, 2016 and 2015, the total notional amount of the Company’s interest rate swaps were $50 million and $0 respectively.

The fair value of the interest rate swap will be included in other long term assets or liabilities, when applicable.  As of December 31, 2016, the fair value of the interest rate swap was not considered to be significant due to the short time the instrument was outstanding and the change in LIBOR over that time period, therefore, no amount is included on the balance sheet for this instrument.  As the specific terms and notional amounts of the derivative financial instrument match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations. Gains and losses on this interest rate swap agreement will be recorded in accumulated other comprehensive income and will be reclassified to interest expense in the period during which the hedged transaction affects earnings.  At December 31, 2016, there was no impact to AOCI as it was determined that there was not a significant change to record.  The fair value of this instrument will be evaluated on a quarterly basis and adjusted accordingly.  As of December 31, 2016, the Company estimates that it

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

will reclassify gains/losses on derivative instruments of $795,000 from accumulated other comprehensive income to earnings during the next twelve months as the anticipated cash flows occur.

Note H – Class A Redeemable Convertible Preferred Stock

On December 30, 2015, (Original Issue Date), the Company issued 14,666,667 shares of its Series A Redeemable Convertible Preferred stock (“Series A Preferred Stock”) as part of the consideration given to acquire all of the outstanding stock of Clarient Inc. (see Note D).  The Series A Preferred Stock has a face value of $7.50 per share for a total liquidation value of $110 million.  The Company recorded the Series A Preferred Stock on the Original Issue Date at fair value of approximately $73.2 million or $4.99 per share, net of the $36.8 million discount to the liquidation value. The $36.8 million discount relates to the rights and features (listed below) of the Series A Preferred Stock. Additionally, the fair value of the common stock into which the Series A Preferred Stock was convertible at the Original Issue Date exceeded the allocated purchase price fair value of the Series A Preferred Stock by approximately $44.7 million on the date of issuance, resulting in a beneficial conversion feature (“BCF”). The Original Issue Date fair value of $73.2 million was further reduced by $44.7 million allocated to the value of the BCF, resulting in a carrying value on Original Issue Date of $28.5 million. The Series A Preferred Stock will accrue dividends at an increasing rate as described in “—Dividends” below.  Since the dividends accrue at an escalating rate the Company records deemed dividends using the effective interest method starting from the Original Issue Date.

The Company classified the Series A Preferred Stock as temporary equity on the consolidated balance sheets due to certain change in control events that are outside the company’s control, including deemed liquidation events described in in “—Liquidation, Dissolution or Winding-up; Liquidation Preference” below.

On December 22, 2016, the Company redeemed 8,066,667 shares of the Series A Preferred Stock for $55.0 million in cash.  The redemption amount per share equaled $6.8181825 ($7.50 minus the liquidation discount of 9.0909%).  At December 31, 2016, following the redemption, 6,600,000 shares of Series A Preferred Stock were outstanding.

The shares of Series A Preferred Stock have the following rights and features:

Rank

The Series A Preferred Stock ranks senior to all other classes and series of our capital stock, including our common stock and other series of preferred stock (collectively, “Junior Stock”) that we may issue in the future, including with respect to dividend and other distribution rights or rights upon a liquidation event as defined.

Voting Rights

Each holder of Series A Preferred Stock has such number of votes for each share of Series A Preferred Stock held of record by such holder on an as-converted (into common stock) basis, on each matter upon which holders of common stock have the right to vote and will vote together with the holders of common stock (and any other class or series which may be similarly entitled to vote) as one class on all matters upon which holders of common stock have the right to vote, and not as a separate class or series other than as set forth below.

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

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

•

redeem, repurchase or otherwise acquire any Junior Stock, except for repurchases of Junior Stock held by our employees, independent contractors, consultants or medical doctors upon termination of their employment or services pursuant to employment agreements, consulting agreements or settlement agreements providing for such repurchase;

•	issue any additional shares of Series A Preferred Stock, except as required pursuant to the terms of the Certificate of Designations;
•	effect an exchange, reclassification or cancellation of all or part of the Series A Preferred Stock; or
•	change the Series A Preferred Stock into the same or a different number of shares, with or without par value, of the same or another class.

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

The PIK Dividends are cumulative and accrue whether or not they have been earned or declared and whether or not there are profits, surplus or other funds of NeoGenomics legally available for the payment of PIK Dividends. On December 31 of each year, beginning on the first anniversary of the Original Issue Date and ending on the date on which the Series A Preferred Stock automatically converts as described in “—Automatic Conversion” below, all PIK Dividends which have accrued on a share of Series A Preferred Stock outstanding during such calendar year (or such shorter period in the case of the initial period) will be added to the then effective Liquidation Preference of such share of Series A Preferred Stock. In the event of a redemption or conversion of the Series A Preferred Stock or a Liquidation Event on any date other than December 31 of any calendar year, the redemption amount payable upon a redemption, the Liquidation Preference and the shares of Series A Preferred Stock so convertible in connection therewith, as applicable, will be increased by PIK Dividends in an amount equal to the Liquidation Preference multiplied by the product of (a) the PIK Dividend rate in effect for such year reflected in the table above, and (b) the quotient of (x) the number of calendar days elapsed from January 1 of such year to the date of consummation of such redemption, conversion or Liquidation Event, as applicable, divided by (y) 360.

If, on account of an increase in the Liquidation Preference of a share of Series A Preferred Stock pursuant to the preceding paragraph, any holder of Series A Preferred Stock would be prohibited by any applicable law, rule or regulation from holding its Series A Preferred Stock or converting all of its Series A Preferred Stock at the then effective conversion price, without receiving the consent of any governmental authority that has not been obtained at such time, then the Liquidation Preference will not be increased, and such

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

PIK Dividend will be paid in cash in lieu of such increase in the Liquidation Preference. If the condition set forth above ceases to exist prior to the date of an optional conversion or the date of the automatic conversion of the Series A Preferred Stock, the Liquidation Preference will be increased to such Liquidation Preference that would then be in effect as if such condition had not existed. Had none of the 14,666,667 shares of Series A Preferred Stock been redeemed prior to automatic conversion into our common stock on the tenth anniversary of closing, we would have been required to issue an additional 10,775,454 shares of Series A Preferred Stock as PIK Dividends.  If the remaining 6,600,000 shares of Series A Preferred Stock remains outstanding until the automatic conversion date we will be required to issue an additional 4,848,955 shares of Series A Preferred Stock as PIK Dividends prior to the automatic conversion.

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

Conversion Rate and Conversion Price

The conversion price for the Series A Preferred Stock is $7.50 per share, multiplied by the then effective conversion rate. The conversion rate in effect for conversion of each share of Series A Preferred Stock into common stock is initially be 1.0, subject to adjustments for stock splits, reclassifications and certain distributions and as described under “—Reorganizations, Mergers and Consolidations”.

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

No Fractional Shares

We are not required to issue or cause to be issued fractional shares of common stock pursuant to any provision of the Certificate of Designations. If any fraction of a share of common stock would be issuable pursuant to the Certificate of Designations, the number of shares of common stock to be issued will be rounded up to the nearest whole share.

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

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

The 10 year liquidation value of the Series A Preferred Stock is as follows (in thousands except share amounts):

The fair value of the Series A Preferred Stock originally issued was being accreted to the ten year liquidation value of $190.8 million using an effective interest rate of approximately 10.06% as follows (in thousands):

	Anniversary of Closing Date - Original Issuance on 14,666,667 shares
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Carrying Value	$73,200	$80,560	$88,661	$97,576	$107,387	$118,185	$130,069	$143,147	$157,541	$173,382
Deemed Dividends	7,360	8,101	8,915	9,811	10,798	11,884	13,078	14,394	15,841	17,434
	$80,560	$88,661	$97,576	$107,387	$118,185	$130,069	$143,147	$157,541	$173,382	$190,816

After redemption, the fair value of the remaining Series A Preferred Stock will be accreted to the ten year liquidation value of $85.9 million using an effective interest rate of approximately 10.06% as follows (in thousands):

	Anniversary of Closing Date - Post Redemption on 6,600,000 shares remaining
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Fair Value	$32,940	$36,252	$39,897	$43,909	$48,324	$53,183	$58,531	$64,416	$70,893	$78,021
Deemed Dividends	3,312	3,645	4,012	4,415	4,859	5,348	5,885	6,477	7,128	7,846
	$36,252	$39,897	$43,909	$48,324	$53,183	$58,531	$64,416	$70,893	$78,021	$85,867

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

The fair value of the common stock into which the Series A Preferred Stock was convertible at the date of issuance exceeded the allocated purchase price fair value of the Series A Preferred Stock by approximately $44.7 million on the date of issuance, resulting in a beneficial conversion feature. The calculation of the Beneficial Conversion Feature at the Original Issue Date is as follows (in thousands except share and per share amounts):

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

After the redemption of 8,066,667 shares of the Series A Preferred Stock, the remaining BCF allocated to the 6,600,000 shares outstanding is approximately $20.1 million (6,660,000 * $3.05).  Since the Series A Preferred Stock first becomes convertible three years from the Original Issuance Date the Company is recognizing the BCF as non-cash deemed dividends of approximately $6.7 million per year in each of the first three years the Series A Preferred Stock is outstanding.

In addition to the BCF recorded at the Original Issue Date, we will be required to record additional BCF discounts upon the issuance of PIK shares issued quarterly, as dividends, starting after the first year from the Original Issue Date.  After the early redemption, the face value of the remaining Series A Preferred Stock is $49.5 million and will receive 264,000 ($49.5 million * 4.0%) / $7.50) additional shares of Series A Preferred Stock for the first year dividends are payable.  Using the same calculations as the table above, the additional 264,000 shares will be discounted by a BCF of approximately $0.8 million, which will be amortized to the income statement over the remaining period up to the earliest conversion date, which is three years from the Original Issue Date.

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

The following table details the amounts recorded for the components of the Series A Preferred stock separately for the shares redeemed and for the shares remaining after redemption:

Reconciliation of amounts recorded	Original Issue Date	Redeemed Shares	Shares Remaining	Income Statement Impact
Shares of Series A Preferred Stock	14,666,667	8,066,667	6,600,000

Face (conversion) value	$110,000	$60,500	$49,500	$-
Issue discount	(36,800)	(20,240)	(16,560)	-
Beneficial conversion feature	(44,720)	(24,596)	(20,124)	-
Carrying value at Original Issue Date	28,480	15,664	12,816	-

Deemed dividends expense recorded	7,360	4,048	3,312	7,360
Amortization expense of BCF	14,988	8,244	6,745	14,988
Carrying value pre-redemption	$50,828	$27,956	$22,873	$22,348
Accelerate discount expense on redeemed shares		18,973	-	18,973
Remove deemed dividends not payable on redeemed shares		(2,781)	-	(2,781)
Remove BCF not realized by holder		(8,244)	-	(8,244)
Add original amount of BCF back to Series A Preferred Stock from APIC		24,596	-	-
Record cash paid at redemption of $55.0 million		(60,500)	-	(5,500)
Carrying value after redemption at December 31, 2016		-	22,873	-
Cumulative impact on income statement				24,796

Amounts from deemed dividends and discounts				18,051
Amounts from BCF				6,745

To calculate any gain or loss realized on the redemption of the Series A Preferred Stock, the Company took the carrying value of the shares of Series A Preferred Stock before the redemption and added the amount of the beneficial conversion feature originally recorded with the redeemed shares and compared that total to the consideration being paid, in this case the $55 million. The following table summarizes the calculation of the net loss realized upon the redemption of the 8,066,667 shares of Series A Preferred Stock which agrees with the cumulative impact on the income statement in the table above.

Calculation of loss on redemption
Carrying value pre-redemption on shares redeemed	$27,956
Value of original BCF on redeemed shares	24,596
52,552
Cash paid to redeem shares	55,000
Loss on redemption of Series A Preferred Stock	(2,448)

Income statement expense pre-redemption	22,348
Plus: Loss on redemption of Series A Preferred Stock	2,448
Cumulative income statement impact as of December 31, 2016	$24,796

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Note I – Income Taxes

Significant components of the provision for income taxes for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014
Current:
Federal	$(8)	$56		$113
State	39	101		44
Total Current Provision	$31	$157		$157
Deferred:
Federal	$(1,451)	$(1,866)		$-
State	(281)	(245)		-
Total Deferred Provision (Benefit)	$(1,732)	$(2,111)	$

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Federal statutory tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal income tax benefit	3.43%	4.41%	3.37%
Non-deductible expenses	(1.88)%	(29.17)%	5.89%
Non-deductible stock options and warrants	(13.37)%	(10.24)%	4.00%
Non-deductible tax expense	0.00%	0.00%	8.79%
Prior year adjustments for stock compensation	—	(0.26)%	(27.93)%
Other, net	0.73%	—%	—%
Valuation allowance	—	49.49%	(15.96)%
Effective tax rate	22.91%	48.23%	12.16%

The prior year adjustments for stock compensation in the rate reconciliation for 2014 primarily relate to the recognition of deferred tax assets for non-qualified stock options from prior years, although such deferred tax assets would be fully reserved by a valuation allowance.

At December 31, 2016 and 2015, our current and non-current deferred income tax assets and liabilities consisted of the following (in thousands):

	2016	2015
Deferred income tax assets (liabilities):
Allowance for doubtful accounts	$340	$15,201
Accrued vacation	759	962
Other accruals	84	476
Other	66	29
Net operating loss carry-forwards	12,222	502
AMT credit carry-forward	144	152
Nonqualified stock options and warrants	1,264	1,377
Accumulated depreciation and amortization	(29,852)	(34,440)
Net deferred income tax liabilities	$(14,973)	$(15,741)

At December 31, 2016, 2015 and 2014, the Company had federal net operating loss carry forwards of approximately $50.6 million, $7.0 million and $8.2 million, respectively and state net operating loss carry forwards of approximately $22.6 million, $0.5 million and $2.3 million, respectively. The net operating loss amount differs from the recorded deferred tax asset due to the Company not recording the windfall benefit on the exercise of options. Assuming our net operating loss carry forwards are not disallowed because of certain “change in control” provisions of the Internal Revenue Code, these net operating loss carry forwards expire in various years beginning in the year ending December 31, 2029.

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  We previously established a valuation allowance to fully reserve our net deferred income tax assets as such assets did not meet the more likely than not recognition standard established by ASC Topic 740. As of December 31, 2015, due to an increase of deferred tax liabilities resulting from the acquisition of Clarient, management has determined that sufficient positive evidence exists to conclude that it is more likely than not that additional deferred taxes are realizable and therefore reduced the valuation allowance to zero.  Our valuation allowance decreased by approximately $0, $2,240,800 and $174,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. For federal and state purposes, we have open tax years from the tax years ended December 31, 2008 to December 31, 2016.  We are not currently subject to any ongoing income tax examinations.

We have examined our current and past tax positions taken, and have concluded that it is more likely than not these tax positions will be sustained in the event of an examination and that there would be no material impact to our effective tax rate. As of December 31, 2016, 2015, and 2014, we had no unrecognized tax benefits. In the event interest or penalties will be accrued, our policy is to include these amounts related to unrecognized tax benefits in income tax expense. As of December 31, 2016, we had no accrued interest or penalties related to uncertain tax positions.

Note J – Net Income (Loss) per Share

The following table provides the computation of basic and diluted net income (loss) per share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(5,723)	$(2,535)	$1,132
Deemed dividends on preferred stock	18,011	40	-
Amortization of preferred stock beneficial conversion feature	6,663	82	-
Net income (loss) available to common stockholders	$(30,397)	$(2,657)	$1,132

Basic weighted average common shares outstanding	77,542	60,526	53,483
Effect of potentially dilutive securities	-	-	2,533
Diluted weighted average shares outstanding	77,542	60,526	56,016
Basic net income (loss) per share attributable to common stockholders	$(0.39)	$(0.04)	$0.02
Diluted net income (loss) per share attributable to common stockholders	$(0.39)	$(0.04)	$0.02

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

For the year ended December 31, 2016, there were $1.7 million options excluded from the calculation of diluted earnings per share as anti-dilutive. For the year ended December 31, 2015, there were 103,000 options excluded from the calculation of diluted earnings per share as anti-dilutive. For the year ended December 31, 2014, there were 400,000 options excluded from the calculation of diluted earnings per share as anti-dilutive.

Note K – Stock Options, Stock Purchase Plan and Warrants

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

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

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

As of December 31, 2016 and 2015, option and stock awards for 5,136,110 and 5,326,505 shares, respectively, were outstanding, including 200,000 and 800,000 options, respectively, issued outside of the Amended Plan to Douglas VanOort, the Company’s Chairman and Chief Executive Officer.  As of December 31, 2016 and 2015, a total of approximately 1,670,205 and 4,081,940 shares, respectively, were available for future option and stock awards under the Amended Plan. Options typically expire after 5 - 10 years and generally vest over 3 or 4 years, but each grant’s expiration, vesting and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors.

The fair value of each stock option award granted during the years ended December 31, 2016, 2015 and 2014 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

	2016	2015	2014
Expected term (in years)	1.0 – 4.5	2.5 – 4.6	3.0 – 4.6
Risk-free interest rate (%)	1.1%	1.2%	1.0%
Expected volatility (%)	54%	51%	50%
Dividend yield (%)	0.0%	0.0%	0%
Weighted average fair value/share at grant date	$2.23	$1.84	$1.50

The status of our stock options and stock awards are summarized as follows:

	Number Of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	5,725,298	$1.22

Granted	760,500	4.21
Exercised	(2,387,327)	0.76
Canceled	(86,375)	2.39
Outstanding at December 31, 2014	4,012,096	2.04

Granted	1,819,000	4.90
Exercised	(492,091)	1.45
Canceled	(12,500)	3.19
Outstanding at December 31, 2015	5,326,505	3.07

Granted	2,617,526	7.14
Exercised	(2,483,519)	1.69
Canceled	(324,402)	3.99
Outstanding at December 31, 2016	5,136,110	5.76
Exercisable at December 31, 2016	1,127,632	3.89

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2016, as well as options granted, vested and forfeited during the year was as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	2,718,221	$2.22
Granted in 2016	2,617,526	2.23
Vested in 2016	(1,101,472)	2.08
Forfeited in 2016	(225,797)	1.48
Non-vested at December 31, 2016	4,008,478	2.09

The following table summarizes information about our options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1.47 – 3.00	243,500	0.26	$1.82	241,000	0.25	$1.81
3.01 – 4.00	440,084	1.91	3.62	265,127	1.88	3.61
4.01 – 5.00	1,771,999	3.23	4.76	576,337	3.14	4.72
5.01 – 6.00	78,000	3.35	5.56	21,000	2.94	5.47
6.01 – 7.00	647,500	4.05	6.74	9,168	3.58	6.59
7.01 – 9.47	1,955,027	4.34	7.32	15,000	3.94	7.85
	5,136,110	3.51	5.76	1,127,632	2.21	3.89

As of December 31, 2016, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately   $14.5 million and the aggregate intrinsic value of currently exercisable stock options was approximately $5.3 million. The intrinsic value of each option share is the difference between the fair market value of NeoGenomics common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $8.57 closing stock price of NeoGenomics Common Stock on December 30, 2016, the last trading day of 2016. The total number of in-the-money options outstanding and exercisable as of December 31, 2016 was approximately 1.1 million.

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was approximately $15,003,000, $2,470,000 and $8,882,000, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options was approximately $4,179,000, $714,000 and $1,807,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The total fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was approximately $6,493,000, $3,347,000 and $1,139,000, respectively. The total fair value of option shares vested during the years ended December 31, 2016, 2015 and 2014 was approximately $2,165,000, $871,000 and $540,000.

We recognize stock-based compensation expense over the vesting period using the straight-line basis over the awards’ requisite service periods for employees and variably for non-employees due to the market-to-market adjustments at the end of each reporting period. Stock compensation cost recognized for the years ended December 31, 2016, 2015 and 2014 related to stock options was approximately $4,978,000, $2,889,000 and $511,000, respectively. As of December 31, 2016, there was approximately $5,100,000 of total unrecognized stock-based compensation cost, related to unvested stock options granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of 1.4 years.

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Employee Stock Purchase Plan

Effective January 1, 2007, the Company began sponsoring an Employee Stock Purchase Plan (“ESPP”), under which eligible employees may purchase Common Stock, by means of limited payroll deductions, at a 5% discount from the fair market value of the Common Stock as of specific dates. In accordance with ASC Topic 718-50 Compensation – Stock Compensation – Employee Share Purchase Plans, the ESPP is considered non-compensatory and does not require the recognition of compensation cost because the discount offered to employees does not exceed 5%. Shares issued pursuant to this plan were 98,672, 73,958 and 90,285 for the years ended December 31, 2016, 2015 and 2014, respectively.

Common Stock Warrants

From time to time, the Company issues warrants to purchase its common stock. These warrants have been issued for consulting services, in connection with the Company’s credit facilities and sales of its common stock, and in connection with employment agreements and for compensation to directors. These warrants are valued using trinomial lattice pricing model and using the volatility, market price, strike price, risk-free interest rate and dividend yield appropriate at the date the warrants were issued. Stock compensation costs recognized for the years ended December 31, 2016, 2015 and 2014 was approximately $0, $0 and $51,000, respectively for warrants excluding the Albitar Warrants referenced below.

On January 9, 2012 Dr. Maher Albitar was granted performance incentive warrants to purchase 200,000 shares of the Company’s common stock (the “Albitar Warrants”) at an exercise price per share of $1.43, which was the closing price per share on the last trading day prior to his start date.

During the year ended December 31, 2016, all of the Albitar Warrants were fully vested and exercised.  The warrants were scheduled to expire on January 9, 2017.

On May 3, 2010, warrants to purchase 450,000 shares of common stock at an exercise price of $1.50 per share were granted to Mr. Steven C. Jones (see Note M). These warrants, which were subject to time and performance requirements, are fully vested as of December 31, 2016.  These warrants were sold to a third party in September of 2016.

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2013	1,358,333	$1.24
Granted	—	—
Exercised	(458,333)	—
Expired	(250,000)	—
Cancelled	—	—
Warrants outstanding, December 31, 2014	650,000	1.24
Granted	—	—
Exercised	—	—
Expired	—	—
Cancelled	—	—
Warrants outstanding, December 31, 2015	650,000	1.48
Granted	—	—
Exercised	(200,000)	—
Expired	—	—
Cancelled	—	—
Warrants outstanding, December 31, 2016	450,000	$1.48
Warrants exercisable at December 31, 2016	450,000	$1.49

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

The number and weighted average grant-date fair values of warrants non-vested at the beginning and end of 2016, as well as options granted, vested and forfeited during the year was as follows:

	Number of Warrants	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	120,000	$1.43
Granted in 2016	-	-
Vested in 2016	(120,000)	$1.43
Forfeited in 2016	-	-
Non-vested at December 31, 2016	-	$-

At December 31, 2016, there were 450,000 warrants outstanding with an exercise price of $1.50.  These warrants were issued on 5/3/2010 and expire on 5/2/2017.

Note L – Commitments and Contingencies

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

The following is a schedule of future minimum obligations under non-cancelable operating leases as of December 31, 2016 (in thousands):

Years ending December 31,
2017	$3,129
2018	2,195
2019	2,003
2020	2,058
2021	492
Thereafter	226
Total minimum lease payments	$10,103

Rent expense for the years ended December 31, 2016, 2015 and 2014 was approximately $4.2 million, $1.9 million and $1.7 million, respectively and is included in costs of revenues and in general and administrative expenses, depending on the allocation of work space in each facility. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis over the term of the lease for known changes in lease payments over the life of the lease.

Purchase Commitments

The Company has agreements in place to purchase a specified level of reagents from certain vendors. These purchase commitments expire at various dates through 2020. The purchase commitments as of December 31, 2016 are as follows (in thousands):

Years ending December 31,
2017	$1,294
2018	942
2019	838
2020	378
2021	-
Thereafter	-
Total purchase commitments	$3,452

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Capital Lease Obligations

The Company’s capital lease obligations expire at various times through 2020 and the weighted average interest rates under such leases approximated 6.03% at December 31, 2016. Some of our leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value. See Note F-Debt for more information about future minimum lease payments under capital lease obligations, including those described above.  Property and equipment acquired under capital lease agreements, see Note C-Property and Equipment, Net are pledged as collateral to secure the performance of the future minimum lease payments shown in Note F-Debt.

Employment Contracts

The agreements with our Chief Executive Officer, Chief Medical Officer, Clinical Services President, Vice President of Operations, Chief Information Officer and Chief Financial Officer contain some or all of the following:

•	Clauses that allow for continuous automatic extensions of one year unless timely written notice terminating the contract is provided to such officers (as defined in the agreements).
•	Clauses that provide for accelerated vesting of the options granted pursuant to such agreements at the time of certain changes of control of the Company.
•

Clauses that provided for 6-12 months of severance benefits in the event that such officers are terminated without “cause” (as defined in the agreements) by the Company. The base salaries for these officers in 2017 are expected to approximate $2.4 million.

Note M – Related Party Transactions

During the years ended December 31, 2016, 2015 and 2014, Steven C. Jones, a director of the Company, earned approximately $263,000, $261,500 and $257,500, respectively, for various consulting work performed in connection with his duties as an Executive Vice President and reimbursement of incurred expenses.  Mr. Jones also earned $85,000, $578,900 and $177,500 as payment of bonuses for the periods indicated above.  The bonus earned for the year ended December 31, 2015 was comprised of $500,000 in recognition of the services provided in connection with the Company’s acquisition of Clarient, Inc. and the related financing.  This amount was paid to Aspen Capital Advisors, LLC (“Aspen’) for which Mr. Jones is a managing director, pursuant to a consulting agreement entered into between Aspen and the Company on November 11, 2015.  The remaining $78,900 was earned as part of a management incentive plan.

On April 20, 2016, the Company granted Steven C. Jones 100,000 stock options to purchase shares of parent common stock.  The options were granted at a price of $7.15 per share and had a weighted average fair market value of $2.50 per option.  The options vest ratably over the next three years on each anniversary date.  These options were accounted for as granted to a non-employee as they relate to his services to the Company as a consultant.

On May 4, 2015, the Company granted Steven C. Jones 100,000 stock options to purchase shares of parent common stock.  The options were granted at a price of $4.78 per share and had a weighted average fair market value of $1.80 per option.  The options vest ratably over the next three years on each anniversary date.  10,000 of the options were accounted for as granted to a Director of the Company, consistent with similar grants at that time to other Directors.  The remaining 215,000 stock options have been accounted for as granted to a non-employee as they relate to his services to the Company as a consultant.

On May 3, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with Steven Jones (the “Consultant” or “Mr. Jones”) whereby Mr. Jones would continue to provide consulting services to the Company in the capacity of Executive Vice President of Finance. The Consulting Agreement has an initial term from May 3, 2010 through April 30, 2013, which initial term automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. In addition, the Company has the right to terminate the Consulting Agreement by giving written notice to the Consultant the year prior to the effective date of termination. The Consultant has the right to terminate the Consulting Agreement by giving written notice to the Company three months prior to the proposed termination date, provided, however, the Consultant is required to provide an additional three months of transition services to the Company upon reasonable request by the Company. The Consulting Agreement specifies an annual base retainer compensation of $180,000 per year, which was subsequently increased to $210,000 per year in April 2012. Mr. Jones annual compensation was increased to $250,000 on January 1, 2013. Mr. Jones annual compensation was increased to $260,000 in March 2014. Mr. Jones is

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

also eligible to receive an annual cash bonus based on the achievement of certain performance metrics with a target of 30% of his base retainer. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the CEO of the Company and approved by the Board of Directors. On May 3, 2010, the Company also entered into a warrant agreement with the Consultant and it issued a warrant to purchase 450,000 shares of the Company’s common stock, which were all vested as of December 31, 2016.

On November 4, 2016, the Company entered into an amended and restated consulting agreement (the “Amended and Restated Consulting Agreement”) with Steven Jones (the “Consultant” or “Mr. Jones”).  The Amended and Restated Consulting Agreement has an initial term of November 4, 2016 through April 30, 2020, which initial term automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. In addition, the Company has the right to terminate the Amended and Restated Consulting Agreement by giving written notice to the Consultant the year prior to the effective date of termination. The Consultant has the right to terminate the Amended and Restated Consulting Agreement by giving written notice to the Company three months prior to the proposed termination date, provided, however, the Consultant is required to provide an additional three months of transition services to the Company upon reasonable request by the Company. The Amended and Restated Consulting Agreement specifies monthly base retainer compensation of $21,666.66 per month until April 30, 2017; $15,000.00 per month from May 1, 2017 until April 30, 2018; $12,500.00 per month from May 1, 2018 until April 30, 2019; and $10,000.00 per month thereafter. The Consultant is also eligible to receive a cash bonus based on the achievement of certain performance metrics with a target of 35% of his base retainer for any given fiscal year. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the CEO of the Company and approved by the Board of Directors.

Note N – Retirement Plan

We maintain a defined-contribution 401(k) retirement plan covering substantially all employees (as defined). Our employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. In addition, we match any employees’ contributions at the rate of 75% of every dollar contributed up to 4% of the respective employee’s salary (3% maximum Company match). Effective, January 1, 2017 this benefit will increase to 100% of every dollar contributed up to 3% of the respective employee’s compensation and an additional 50% of every dollar contributed on the next 2% of compensation (4% maximum Company match).  We made matching contributions of approximately $1,660,000, $493,000 and $358,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

Note O – Equity Transactions

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

Preferred Stock Issued to GE Medical

As discussed in Note D, the Company issued 14,666,667 shares of Series A Preferred Stock as consideration for the acquisition of Clarient.  In 2016, the Company redeemed 8,066,667 shares of the Series A Preferred Stock outstanding leaving a balance of 6,600,000 shares outstanding as of December 31, 2016.

Restricted Stock Awards

On July 28, 2016, the Company granted each of the six independent directors of Parent 5,072 shares of restricted common stock.  Such restricted common stock vests ratably over each of the subsequent three quarters so long as the director continues to serve as a member of the Board of Directors.  The fair market value of each grant of restricted common stock on the award date was deemed to

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

be $46,257 or $9.12 per share, which was the closing price of Parent’s common stock on the day before the grant was approved by the compensation committee of the Board of Directors.

On April 20, 2016, the Company granted each of six independent directors of Parent 2,150 shares of restricted common stock.  Such restricted common stock vests ratably over each of the subsequent four quarters so long as the director continues to serve as a member of the Board of Directors.  The fair market value of each grant of restricted common stock on the award date was deemed to be $15,050 or $7.00 per share, which was the closing price of Parent’s common stock on the day before the grant was approved by the compensation committee of the Board of Directors.

On June 16, 2015, the Company granted each of the two newly elected independent directors of Parent 1,560 shares of restricted common stock.  Such restricted common stock vests ratably over each of the subsequent three quarters so long as the director continues to serve as a member of the Board of Directors.  The fair market value of each grant of restricted common stock on the award date was deemed to be $9,079 or $5.82 per share, which was the closing price of Parent’s common stock on the day before the grant was approved by the compensation committee of the Board of Directors.

On April 16, 2015, the Company granted each of the four independent directors of Parent each 2,080 shares of restricted common stock.  Such restricted common stock vests ratably over each of the subsequent three quarters so long as the director continues to serve as a member of the Board of Directors.  The fair market value of each grant of restricted common stock on the award date was deemed to be $10,025 or $4.82 per share, which was the closing price of Parent’s common stock on the day before the grant was approved by the compensation committee of the Board of Directors.

On April 15, 2014, the Company granted 125,000 shares of restricted common stock to Douglas M. VanOort. Such restricted common shares vest on the third anniversary of the grant date so long as Mr. VanOort remains Chairman and Chief Executive Officer of the Company. The fair market value of the grant of restricted common stock on award date was deemed to be $381,250 or $3.05 per share, which was the closing price of the Company’s common stock on the day before the grant as approved by the board of directors. We recorded approximately $127,000,  127,000 and $91,000 of stock compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively, related to this restricted common stock.

On April 15, 2014 the Company granted each of the four independent directors 3,000 shares of restricted common stock for a total of 12,000 shares. Such restricted common stock vests ratably over each of the subsequent three quarters so long as the director continues to serve as a member of the Board of Directors.  The fair market value of each grant of restricted common stock on award date was deemed to be $9,150 or $3.05 per share, which was the closing price of the Company’s common stock on the day before the grant as approved by the board of directors. We recorded approximately $36,000 of stock compensation expense for the year ended December 31, 2014 related to this restricted common stock.

On October 27, 2014, the Company granted 1,500 shares of restricted common stock to Bruce K. Crowther. Such restricted common stock vested over the subsequent two quarters based on Mr. Crowther’s service on the board of directors. The fair market value of the grant on the award date was deemed to be $7,365 or $4.91 per share which was the closing price of the Company’s common stock on the day before the grant as approved by the board of directors. We recorded approximately $2,000 of stock compensation expense for the year ended December 31, 2014 related to this grant.

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

The number and weighted average grant date fair values of restricted non-vested common stock at the beginning and end of 2016, 2015 and 2014, as well as stock awards granted, vested and forfeited during the year are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	8,000	$1.44
Granted in 2014	138,500	3.07
Vested in 2014	(18,125)	2.45
Forfeited in 2014	—	—
Nonvested at December 31, 2014	128,375	3.06
Granted in 2015	11,440	5.08
Vested in 2015	(12,820)	4.56
Forfeited in 2015	—	—
Nonvested at December 31, 2015	126,995	3.10
Granted in 2016	43,332	8.49
Vested in 2016	(33,083)	8.13
Forfeited in 2016	—	—
Nonvested at December 31, 2016	137,244	3.59

Note P – Asset Impairment

During the fourth quarter of 2016, as part of our annual impairment assessment, it was determined that the carrying amount of certain intangible assets exceeded fair value and were impaired.

The following table reconciles the asset impairment charges which are recognized in operating expenses in our consolidated statement of operations:

	For the Years Ended December 31,
	2016	2015	2014
Impairment of HDC Assets	$1,902	$-	$-
Impairment of Path Logic Assets	1,562	-	-
Total Impairment	$3,464	$-	$-

HDC Assets

This impairment charge is related to the Master License Agreement with Health Discovery Corporation.  This impairment charge writes off the HDC intangible assets associated with SVM, LDT, flow cytometry and cytogenetics technologies.  The impairment is primarily the result of the lack of revenues to date, and the disputed license termination notification received from HDC.  As a result of the disputed license termination notice, the likelihood of future revenues as result of direct use of the HDC assets is significantly reduced.  Based on this analysis, the Company determined that the assets were fully impaired, and an impairment loss was recorded for the unamortized balance of these assets in the amount of $1.9 million.

Path Logic Assets

This impairment charge is associated with our Path Logic intangible assets, consisting of customer relationships.  Based on the analysis performed, this asset is fully impaired.

End of Financial Statements

NEOGENOMICS, INC

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Supplementary Data

Selected Quarterly Financial Data (unaudited) (in thousands, except per share data)

	For the Quarters Ended				Total
	03/31/16	06/30/16	09/30/16	12/31/16	2016
Net revenues	$59,704	$63,129	$60,761	$60,489	$244,083
Gross profit	$27,173	$28,605	$27,345	$27,256	$110,379
Net income (loss)	$155	$413	$(67)	$(6,224)	$(5,723)
Deemed dividends on preferred stock and amortization of preferred stock beneficial conversion feature	$5,567	$5,567	$5,567	$7,973	$24,674
Net (loss) available to common stockholders	$(5,412)	$(5,154)	$(5,634)	$(14,197)	$(30,397)
Net (loss) per common share:
Basic	$(0.07)	$(0.07)	$(0.07)	$(0.18)	$(0.39)
Diluted	$(0.07)	$(0.07)	$(0.07)	$(0.18)	$(0.39)
Weighted average common shares outstanding – Basic	76,068	77,448	78,145	78,490	77,542
Weighted average shares outstanding – Diluted	76,068	77,448	78,145	78,490	77,542

	For the Quarters Ended				Total
	03/31/15	06/30/15	09/30/15	12/31/15	2015
Net revenues	$23,026	$24,370	$25,126	$27,280	$99,802
Gross profit	$9,544	$10,813	$11,171	$12,228	$43,756
Net (loss)	$(761)	$(176)	$(125)	$(1,473)	$(2,535)
Deemed dividends on preferred stock and amortization of preferred stock beneficial conversion feature	$-	$-	$-	$122	$122
Net (loss) available to common stockholders	$(761)	$(176)	$(125)	$(1,595)	$(2,657)
Net (loss) per common share:
Basic	$(0.01)	$(0.00)	$(0.00)	$(0.03)	$(0.04)
Diluted	$(0.01)	$(0.00)	$(0.00)	$(0.03)	$(0.04)
Weighted average common shares outstanding – Basic	60,277	60,425	60,537	60,859	60,526
Weighted average shares outstanding – Diluted	60,277	60,425	60,537	60,859	60,526

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, and information required to be disclosed in our reports to the SEC, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions and decisions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework).  Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated and attested to in their report that is included in Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and as otherwise, set forth in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” and as otherwise set forth in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” and as otherwise set forth in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” and as otherwise set forth in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included under the caption “Independent Auditors” and as otherwise set forth in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K

Exhibit No.	Description of Exhibit	Location

2.1	Stock Purchase Agreement, dated as of October 20, 2015, by and among NeoGenomics Laboratories, Inc. and GE Medical Holding AB	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 26, 2015

2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of December 28, 2015, by and among NeoGenomics Laboratories, Inc. and GE Medical Holding AB	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on February 10, 1999

3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2002	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.4	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on December 28, 2015	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

3.5	Certificate of Designation of Series A Convertible Preferred Stock	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

3.6	Amended and Restated Bylaws	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on October 17, 2014

3.7	Amendment to Amended and Restated Bylaws	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed with the SEC on November 6, 2015

10.1	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.2	Amended and Restated Shareholders’ Agreement dated March 23, 2005 among NeoGenomics, Inc., a Nevada corporation, Michael Dent, Aspen Select Healthcare, LP, John Elliot, Steven Jones and Larry Kuhnert	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on November 28, 2008

10.3	Amended and Restated Loan Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.4	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.5	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit No.	Description of Exhibit	Location

10.6	Subscription Documents	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.7	Investor Registration Right Agreement	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.8	Master Lease Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Florida corporation, and Leasing Technologies International Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.9	Guaranty Agreement, dated November 5, 2008, between NeoGenomics, Inc., a Nevada corporation, and Leasing Technologies International, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed November 7, 2008

10.10*	Employment Agreement, dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.11	Subscription Agreement dated March 16, 2009 between the Douglas M. VanOort Living Trust and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.12	Warrant Agreement dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.13	Registration Rights Agreement dated July 24, 2009 between NeoGenomics, Inc. and Abbott Laboratories	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 30, 2009

10.14†	Strategic Supply Agreement dated July 24, 2009, between NeoGenomics Laboratories, Inc. and Abbott Molecular Inc.	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2010, as filed with the SEC on February 17, 2011

10.15*	Amended and Restated Employment Agreement dated October 28, 2009 between NeoGenomics, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2009

10.16*	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and George Cardoza	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.17	Amended and Restated Consulting Agreement dated November 4, 2016 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, as filed with the SEC on November 7, 2016

10.18	Warrant Agreement dated May 3, 2010 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as filed with the SEC on May 4, 2010

10.19	Master Lease Agreement dated September 9, 2011 between the Company and Garic, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, as filed with the SEC on October 25, 2011

10.20	Medical Services Agreement dated January 9, 2012 between Albitar Oncology Consulting, LLC and NeoGenomics Laboratories, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.21*	Letter Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit No.	Description of Exhibit	Location

10.22	Confidentiality and Non-Competition Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.23	Confidentiality, Title to Work Product and Non-Solicitation Agreement dated January 6, 2012 between NeoGenomics Laboratories, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.24	Master License Agreement, dated January 6, 2012, between NeoGenomics Laboratories, Inc. and Health Discovery Corporation	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.25*	Stock Option Agreement, dated February 14, 2012, between NeoGenomics Laboratories, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 12, 2012

10.26*	Offer Letter between NeoGenomics Laboratories, Inc. and Steven Ross dated April 19, 2013	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2013

10.27	Confidentiality, Non-Solicitation and Non-Compete Agreement dated April 22, 2013 between NeoGenomics Laboratories, Inc. and Steven Ross	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2013

10.28	Membership Interest Purchase Agreement by and among NeoGenomics Laboratories, Inc., Path Labs, LLC, and Path Labs Holdings, LLC, dated July 8, 2014	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 11, 2014

10.29*	Employment Agreement, dated September 18, 2014 by and between NeoGenomics, Inc. and Robert J. Shovlin	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 3, 2014

10.30	Confidentiality, Non-Solicitation and Non-Compete Agreement, dated September 18, 2014 by and between NeoGenomics, Inc. and Robert J. Shovlin	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 3, 2014

10.31	Investor Board Rights, Lockup and Standstill Agreement, dated December 30, 2015, by NeoGenomics, Inc. and GE Medical Information Systems Technologies, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

10.32	Registration Rights Agreement, dated December 30, 2015, by and between NeoGenomics, Inc. and GE Medical Information Systems Technologies, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

10.33	Credit Agreement, dated December 30, 2015, by and among NeoGenomics, Inc. NeoGenomics Laboratories, Inc. Path Labs LLC, the lenders party thereto and Wells Fargo Bank, N.A.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

10.34

Term Loan and Guaranty Agreement, dated December 30, 2015, by and among NeoGenomics, Inc. NeoGenomics Laboratories, Inc. certain other subsidiaries of NeoGenomics, Inc. the lenders party thereto and AB Private Credit Investors LLC.

Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 17, 2015

10.35	Engagement Letter between Aspen Capital Advisors, LLC and NeoGenomics, Inc. dated November 11, 2015	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

10.36*	Warrant Agreement dated January 6, 2012 between NeoGenomics, Inc. and Maher Albitar, M.D.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

Exhibit No.	Description of Exhibit	Location

10.37*	Amended and Restated Equity Incentive Plan effective as of October 15, 2015, as approved by the Company’s stockholders on December 21, 2015.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016

10.38	Form of Indemnification Agreement between NeoGenomics, Inc. and each of its executive officers and directors.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, as filed with the SEC on November 7, 2016

10.39

Credit Agreement, dated December 22, 2016, by and among NeoGenomics Laboratories, Inc., NeoGenomics, Inc. and certain of its subsidiaries, the lenders party thereto and Regions Bank, as administrative agent

Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 27, 2016

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders Equity (iv) the Consolidated Statements of Cash Flows and (v) related notes.

Provided herewith
†

Portions of the exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Exchange Act. The omitted information has been filed separately with the SEC.

*	Denotes a management contract or compensatory plan or arrangement.
**

The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of NeoGenomics, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 13, 2017	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Douglas M. VanOort	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2017
Douglas M. VanOort

/s/ Steven C. Jones	Executive Vice President and Director	March 13, 2017
Steven C. Jones

/s/ George A. Cardoza	Chief Financial Officer (Principal Financial Officer)	March 13, 2017
George Cardoza

/s/Edwin F. Weidig	Controller (Principal Accounting Officer)	March 13, 2017
Edwin F. Weidig III

/s/ Kevin C. Johnson	Director	March 13, 2017
Kevin C. Johnson

/s/ Raymond R. Hipp	Director	March 13, 2017
Raymond R. Hipp

/s/ Bruce K. Crowther	Director	March 13, 2017
Bruce K. Crowther