Form 10-Q
period 2017-03-31
NEOGENOMICS INC
filed 2017-05-09
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
			Smaller Reporting Company	☐
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑

As of May 4, 2017, the registrant had 79,237,045 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to NeoGenomics, Inc., a Nevada corporation and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories”), NeoGenomics Bioinformatics Inc., a Florida corporation, Path Labs LLC, a Delaware limited liability company (“PathLogic”) and Clarient, Inc., a Delaware corporation and its wholly owned subsidiary, Clarient Diagnostic Services, Inc. (together “Clarient”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), which are subject to the “safe harbor” created by those sections.  These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth under “Risk Factors” and in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K as filed with the SEC on March 14, 2017.

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

•	Regulatory developments in the United States including downward pressure on health care reimbursement;
•	Our ability to maintain our license under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);
•	Food and Drug Administration regulation of Laboratory Developed Tests (“LDTs”);
•	Failure to timely or accurately bill for our services;
•	Our ability to expand our operations and increase our market share;
•	Our ability to expand our service offerings by adding new testing capabilities;
•	Our ability to meet our future capital requirements;
•	Our ability to integrate future acquisitions and costs related to such acquisitions;
•	The impact of internalization of testing by customers;
•	Our ability to maintain service levels and compete with other diagnostic laboratories;
•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;
•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure;
•	The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

ASSETS	March 31, 2017	December 31, 2016
Current assets
Cash and cash equivalents	$11,036	$12,525
Accounts receivable (net of allowance for doubtful accounts of $14,644 and $13,699, respectively)	61,718	55,512
Inventories	5,970	6,253
Other current assets	5,857	4,535
Total current assets	84,581	78,825
Property and equipment (net of accumulated depreciation of $31,012 and $27,102, respectively)	36,531	34,036
Intangible assets, net	75,339	77,064
Goodwill	147,019	147,019
Other assets	167	174
Total assets	$343,637	$337,118
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,579	$16,782
Accrued compensation	7,697	8,351
Accrued expenses and other liabilities	2,766	4,247
Short-term portion of capital leases	4,997	4,891
Short-term portion of loans	3,837	3,842
Total current liabilities	39,876	38,113
Long-term liabilities
Long-term portion of capital leases	5,931	5,378
Long-term portion of loans, net	69,363	70,259
Revolving credit facility, net	26,860	21,799
Deferred income tax liability, net	7,583	14,973
Total long-term liabilities	109,737	112,409
Total liabilities	149,613	150,522
Commitments and contingencies - see Note I
Redeemable convertible preferred stock
Series A Redeemable Convertible Preferred Stock, $0.001 par value, (50,000,000 shares authorized; and 6,600,000 shares issued and outstanding, respectively)	25,439	22,873
Stockholders' equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 79,206,945 and 78,571,158 shares issued and outstanding, respectively)	79	79
Additional paid-in capital	217,626	216,104
Accumulated deficit	(49,120)	(52,460)
Total stockholders’ equity	168,585	163,723
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$343,637	$337,118

See notes to unaudited consolidated financial statements

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
NET REVENUE
Clinical testing	$56,690	$54,622
Pharma Services	4,986	5,082
Total Revenue	61,676	59,704

COST OF REVENUE	34,480	32,531

GROSS MARGIN	27,196	27,173
Operating expenses:
General and administrative	20,801	18,005
Research and development	862	1,446
Sales and marketing	5,648	5,800
Total operating expenses	27,311	25,251
INCOME (LOSS) FROM OPERATIONS	(115)	1,922
Interest expense, net	1,364	1,593
Income (loss) before taxes	(1,479)	329
Income tax (benefit) expense	(825)	174
NET INCOME (LOSS)	(654)	155
Deemed dividends on preferred stock	894	1,840
Amortization of preferred stock beneficial conversion feature	1,672	3,727
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,220)	$(5,412)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.04)	$(0.07)
Diluted	$(0.04)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	78,650	76,068
Diluted	78,650	76,068

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2017	2016
Net income (loss)	$(654)	$155
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,979	3,585
Amortization of intangibles	1,725	2,026
Amortization of debt issue costs	110	182
Stock based compensation – options, restricted stock and warrants	1,130	703
Provision for bad debts	3,783	2,663
Changes in assets and liabilities, net:
(Increase) in accounts receivable, net of write-offs	(9,989)	(3,809)
(Increase) decrease in inventories	283	(225)
(Increase) in prepaid expenses	(1,321)	(401)
Decrease in other current assets	6	—
Increase (decrease) in accounts payable and other liabilities	(738)	2,180
Net cash provided by (used in) operating activities	(1,686)	7,059
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,007)	(1,001)
Net cash used in investing activities	(3,007)	(1,001)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facility, net	5,006	—
Repayment to revolving credit facility	—	(10,044)
Repayment of capital lease obligations/loans	(1,263)	(1,372)
Repayment on term loan, net	(932)	(7)
Issuance of common stock for the exercise of options, warrants and ESPP shares	505	1,298
Payments of equity issue costs	(112)	(97)
Net cash provided by (used in) financing activities	3,204	(10,222)
Net change in cash and cash equivalents	(1,489)	(4,164)
Cash and cash equivalent, beginning of period	12,525	23,420
Cash and cash equivalents, end of period	$11,036	$19,256
Supplemental disclosure of cash flow information:
Interest paid	$1,257	$1,416
Income taxes paid	$5	$207
Supplemental disclosure of non-cash investing and financing information:
Equipment acquired under capital lease/loan obligations	$1,898	$173
Deemed dividends on preferred stock	$894	$1,840
Amortization of preferred stock beneficial conversion feature	$1,672	$3,727

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these accompanying interim consolidated financial statements. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 14, 2017.

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

We have one reportable operating segment that delivers testing services to hospitals, pathologists, oncologists, other clinicians, and researchers, which represents 100% of the Company’s consolidated assets, net revenues and net income (loss) for the three months ended March 31, 2017 and 2016.  We have evaluated our segments based on how the Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, reviews performance and makes decisions in managing the Company.  At March 31, 2017, all of our services were provided within the United States and all of our assets were located in the United States.

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

Note B — Recently Adopted and Issued Accounting Guidance

Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU “) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard update requires excess tax benefits and tax deficiencies to be recorded directly through earnings as a component of income tax expense. Under current GAAP, these differences are generally recorded in additional paid-in capital and thus have no impact on net income. The change will also impact the computation of diluted earnings per share, and the cash flows associated with those items will be classified as operating activities on the condensed statements of consolidated cash flows. Entities will be permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required under current GAAP, or recognized when they occur.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

The Company adopted this ASU on January 1, 2017 using the transition method prescribed for each applicable provision:

•

Based on the implementation guidance, previously unrecognized excess tax benefits should be recognized on a modified retrospective basis beginning in the period the guidance is adopted.  Accordingly, the Company recorded an increase in deferred tax assets and an offsetting cumulative-effect adjustment to retained earnings of $6.6 million as of January 1, 2017 for excess tax benefits not previously recognized.

•	Based on the implementation guidance, all excess tax benefits and tax deficiencies related to share based compensation will be reported in net income (loss) on a prospective basis.
•

The Company has elected to retrospectively adopt the requirement to present cash flows related to excess tax benefits as cash flows from operating activities.  This adoption had no effect on cash flows for the three months ended March 31, 2016.

•	The Company has elected to recognize forfeitures in compensation cost as they occur.

Issued

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations.  This standard clarifies the definition of a business and provides guidance on when transactions should be accounted for as acquisitions of assets and when they should be accounted for as acquisitions of businesses.  This update is effective for periods beginning after December 15, 2017.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In January 2017 the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other:  Simplifying the Test for Goodwill Impairment.  This standard eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This update is effective for annual and interim periods beginning after December 15, 2021.  Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017.  The Company does not expect the adoption of ASU 2017-04 to have a material effect on its consolidated financial statements.

In August 2016, the FASB issued “ASU” 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.  This standard clarifies how specific cash receipts and cash payments are classified and presented in the statement of cash flows. This update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2016-15 to have a material effect on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers. This standard update calls for a number of revisions in the revenue recognition rules. In August 2015, the FASB deferred the effective date of this ASU to the first quarter of 2018, with early adoption permitted beginning in the first quarter of 2017.  The ASU can be applied using a full retrospective method or a modified retrospective method of adoption.  The Company expects to adopt this ASU in the first quarter of 2018 using a full retrospective method of adoption.  We anticipate enhanced financial statement disclosures surrounding the nature, amount, timing and uncertainty of revenue and cash flows.  While we continue to assess the impact of the adoption of this standard, we do not expect that it will have a material impact on our consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note C — Goodwill and Intangible Assets

The Company has recorded goodwill of $147.0 million as of March 31, 2017.  The changes in the carrying amount of goodwill for the three month period ended March 31, 2017 and for the year ended December 31, 2016 are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Balance as of January 1	$147,019	$147,019
Goodwill acquired during the period	-	-
Balance at end of period	$147,019	$147,019

Intangible assets as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	24 months	$3,000	$1,883	$1,117
Customer Relationships	156 - 180 months	81,000	6,778	74,222
Total		$84,000	$8,661	$75,339

	December 31, 2016
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	24 months	$3,000	$1,508	$1,492
Customer Relationships	156 - 180 months	81,000	5,428	75,572
Total		$84,000	$6,936	$77,064

We recorded approximately $1.7 and $2.0 million in straight-line amortization expense of intangible assets for the three months ended March 31, 2017 and 2016, respectively.  The Company recorded amortization expense from customer relationships and trade names as a general and administrative expense.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2017 is as follows (in thousands):

Year Ending March 31,
Remainder of 2017	$5,167
2018	5,400
2019	5,400
2020	5,400
2021	5,400
Thereafter	48,572
Total	$75,339

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note D — Debt

The following table summarizes the long term debt at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Term Loan Facility	$74,063	$75,000
Revolving Credit Facility	27,900	22,900
Capital leases/loans	11,105	10,471
Total Debt	113,068	108,371
Less: Debt issuance costs	(2,080)	(2,202)
Less: Current portion of long-term debt	(8,834)	(8,733)
Total Long-Term Debt, net	$102,154	$97,436

The carrying value of the Company’s long-term capital lease obligations and term debt approximates its fair value based on the current market conditions for similar instruments.

Term Loan

On December 22, 2016, the Company entered into a Credit Agreement with Regions Bank as administrative agent and collateral agent.  The Credit Agreement provided for a $75.0 million term loan facility (the “Term Loan Facility”).  The Credit Agreement also provides incremental facility capacity of $50 million, subject to certain conditions.  On March 31, 2017 and December 31, 2016, the Company had current outstanding borrowings under the Term Loan of approximately $3.8 million and long-term outstanding borrowings of approximately $69.3 and $70.1 million, net of unamortized debt issuance costs of $1.0 and $1.1 million, respectively.  The debt issuance costs were recorded as a reduction in the carrying amount of the related liability and are being amortized over the life of the loan.

The Term Loan Facility bears interest at a rate per annum equal to an applicable margin plus, at NeoGenomics Laboratories’ option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus 0.5% per annum and (c) the one month LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin will range from 2.25% to 3.50% for LIBOR loans and 1.25% to 2.50% for base rate loans, in each case based on NeoGenomics Laboratories’ consolidated leverage ratio (as defined in the Credit Agreement). Interest on borrowings under the Revolving Credit Facility is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of Adjusted LIBOR loans.  The Company entered into an interest rate swap agreement to hedge against changes in the variable rate of a portion of this debt.  See Note E-Derivative Instruments and Hedging Activities for more information on this instrument.

The Term Loan Facility and amounts borrowed under the Revolving Credit Facility are secured on a first priority basis by a security interest in substantially all of the tangible and intangible assets of NeoGenomics Laboratories and the Guarantors.  The Term Loan Facility contains various affirmative and negative covenants including ability to incur liens and encumbrances; make certain restricted payments, including paying dividends on its equity securities or payments to redeem, repurchase or retire its equity securities; enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with its affiliates, and materially alter the business it conducts.  In addition, the Company must meet certain maximum leverage ratios and fixed charge coverage ratios as of the end of each fiscal quarter commencing with the quarter ending March 31, 2017.  The Company was in compliance with all required covenants as of March 31, 2017.

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

Capital Leases

The Company has entered into capital leases to purchase laboratory and office equipment.  These leases expire at various dates through 2020 and the weighted average interest rate under such leases was approximately 5.64% at March 31, 2017. Most of these leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value.

Property and equipment acquired under capital lease agreements are pledged as collateral to secure the performance of the future minimum lease payments.

Revolving Credit Facility

On December 22, 2016, the Company entered into a Credit Agreement with Regions Bank as administrative agent and collateral agent.  The Credit Agreement provided for a $75.0 million revolving credit facility (the “Revolving Facility”).  On March 31, 2017, and December 31, 2016, the Company had outstanding borrowings of approximately $26.9 and $21.8 million, net of unamortized debt issuance costs of $1.0 and $1.1 million, respectively.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Maturities of Long-Term Debt

Maturities of long-term debt at March 31, 2017 are summarized as follows (in thousands):

	Debt	Capital Lease Obligations and Car Loans	Total Long Term Debt
Remainder of 2017	$2,812	$5,922	$8,734
2018	3,750	4,362	8,112
2019	5,625	2,764	8,389
2020	5,625	335	5,960
2021	84,151	-	84,151
	101,963	13,383	115,346
Less: Interest on capital leases	-	(2,278)	(2,278)
	101,963	11,105	113,068
Less: Current portion of long-term debt	(3,750)	(5,084)	(8,834)
Less: Debt issuance costs	(2,080)	-	(2,080)
Long-term debt, net	$96,133	$6,021	$102,154

Note E – Derivative Instruments and Hedging Activities

Cash Flow Hedges

In December of 2016, the Company entered into an interest rate swap agreement to reduce our exposure to interest rate fluctuations on our variable rate debt obligations.  This derivative financial instrument is accounted for at fair value as a cash flow hedge which effectively modifies our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate obligation, thus reducing the impact of interest rate changes on future interest expense.

We account for derivatives in accordance with FASB ASC Topic 815, see Note B-Summary of Significant Accounting Policies in Annual Report on Form 10-K for more information on our accounting policy related to derivative instruments and hedging activities.

Under this agreement, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest at 1.59%.  The interest rate swap agreement was effective as of December 30, 2016 and a termination date of December 31, 2019. As of March 31, 2017 and December 31, 2016, the total notional amount of the Company’s interest rate swaps were $50 million.

The fair value of the interest rate swap will be included in other long term assets or liabilities, when applicable.  As of March 31, 2017 and December 31, 2016, the fair value of the interest rate swap was not considered to be significant due to the change in LIBOR over that time period outstanding, therefore, no amount is included on the balance sheet for this instrument.  As the specific terms and notional amounts of the derivative financial instrument match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations. Gains and losses on this interest rate swap agreement will be recorded in accumulated other comprehensive income and will be reclassified to interest expense in the period during which the hedged transaction affects earnings.  At March 31, 2017 and December 31, 2016, there was no impact to accumulated other comprehensive income (AOCI) as it was determined that there was not a significant change to record.  The fair value of this instrument will be evaluated on a quarterly basis and adjusted as necessary.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note F — Class A Redeemable Convertible Preferred Stock

On December 30, 2015, NeoGenomics issued 14,666,667 shares of its Series A Preferred stock as part of the consideration for the acquisition of Clarient.  The Series A Preferred Stock has a face value of $7.50 per share for a total liquidation value of $110 million.  During the first year, the Series A Preferred Stock had a liquidation value of $100 million if the shares were redeemed prior to December 29, 2016.  On December 22, 2016, the Company redeemed 8,066,667 shares of the Series A Preferred Stock for $55.0 million in cash.  The redemption amount per share equaled $6.8181825 ($7.50 minus the liquidation discount of 9.0909%).  At March 31, 2017, 6,600,000 shares of Series A Preferred Stock were outstanding.

The carrying amount of the Series A Preferred Stock at March 31, 2017 was $25,439 million as compared to the carrying amount at December 31, 2016 of $22,873 million.  The increase in the carrying amount is from the accrual of deemed dividends of approximately $894,000 and the accretion of the beneficial conversion feature of approximately $1.7 million during the three months ending March 31, 2017, of which both amounts are recorded as distributions to the holders of the Series A Preferred Stock on the income statement with the corresponding entry recorded as an increase to the carrying value of the Series A Preferred Stock.

Issue Discount

The Company recorded the Series A Preferred Stock at a fair value of approximately $73.2 million or $4.99 per share on the date of issuance.  The difference between the fair value of $73.2 million and the liquidation value of $110 million represents a discount of $36.8 million from the initial face value as a result of assessing the impact the rights and features of the instrument and their effect on the value to the Company.  After redemption, the Series A Preferred stock has a fair value of approximately $32,940 or $4.99 per share.  The difference between the fair value of $32,940 and the liquidation value of $49,500 represents a discount of $16,560.

Beneficial Conversion Features

The fair value of the common stock into which the Series A Preferred Stock is convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the date of issuance and after redemption by approximately $44.7 and $20.1 million, respectively, resulting in a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as non-cash, deemed dividend to the holder of Series A Preferred Stock over the first three years the Series A Preferred Stock is outstanding, as the date the stock first becomes convertible is three years from the issue date.  The amount recognized for the three months ended March 31, 2017 was approximately $1.7 million.

In addition to the beneficial conversion feature (“BCF”) recorded at the original issue date, we recorded additional BCF discounts for payment-in-kind shares accrued for the quarter ended March 31, 2017, as dividends.  After the early redemption, the face value of the remaining Series A Preferred Stock is $49.5 million.  We will issue 264,000 additional shares ($49.5 million * 4.0%) / $7.50) of Series A Preferred Stock as payment-in-kind dividends for the year ending December 31, 2017, the first year dividends are payable. The additional 264,000 shares will be discounted and amortized to the income statement over the remaining period up to the earliest conversion date, which is three years from the original issue date.  The additional BCF discount recorded at March 31, 2017 was approximately $201,000.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

	Three Months Ended March 31,
	2017	2016
Gross service revenues	$83,938	$132,720
Total contractual adjustments and discounts	(22,262)	(73,016)
Net revenues	$61,676	$59,704

Note H — Equity

A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2017 is as follows:

	Number of	Weighted average
	shares	exercise price
Options outstanding at December 31, 2016	5,136,110	$5.76
Options granted	124,998	8.52
Less:
Options exercised	210,652	2.23
Options canceled or expired	42,015	1.71
Options outstanding at March 31, 2017	5,008,441	5.99
Exercisable at March 31, 2017	1,202,639	4.77

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Of the 5,008,441 outstanding options at March 31, 2017, 980,834 were variable accounted stock options issued to non-employees of the Company of which 161,667 options were vested and 819,167 options were unvested as of March 31, 2017.

The fair value of each stock option award granted during the three months ended March 31, 2017 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

Three Months Ended March 31, 2017
Expected term (in years)	3.0 - 4.0
Risk-free interest rate (%)	1.3%
Expected volatility (%)	47.6% - 53.0%
Dividend yield (%)	0.0%
Weighted average fair value/share at grant date	$2.86

 As of March 31, 2017, there was approximately $5.4  million of unrecognized share based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.2 years.  This includes approximately $917,000 in unrecognized expense related to the 819,167 shares of unvested variable accounted for stock options subject to fair value adjustment at the end of each reporting period based on changes in the Company’s stock price.

Stock based compensation expense recognized for stock options and restricted stock and included in the consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development expense	$43	$(9)
General and administrative expense	1,087	796
Total stock based compensation expense	$1,130	$787

Stock based compensation recorded in research and development relates to unvested options granted to a non-employee.

Common Stock Warrants

A summary of the warrant activity for the three months ended March 31, 2017 is as follows:

	Number of	Weighted average
	shares	exercise price
Warrants outstanding at December 31, 2015	450,000	$1.50
Warrants granted	—	—
Less:
Warrants exercised	—	—
Warrants canceled or expired	—	—
Warrants outstanding at March 31, 2017	450,000	1.50
Exercisable at March 31, 2017	450,000	1.50

 During the three months ended March 31, 2017, we recorded $0 of warrant compensation expense and during the three months ended March 31, 2016, we recorded $(84,000) of warrant compensation gain, respectively.  Warrant expense (gain) for the periods presented is recorded in research and development as the expense related to unvested performance based warrants granted to a non-employee. As of March 31, 2017 all warrants are fully vested.

Note I — Commitments

During the three months ended March 31, 2017, the Company entered into leases for approximately $1.9 million in laboratory and computer equipment. These leases have 36 month terms, a $1.00 buyout option at the end of the terms and interest rates ranging from 4.5% to 6.2%.  The Company accounted for these lease agreements as capital leases.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note J— Other Related Party Transaction

During each of the three month periods ended March 31, 2017 and 2016, Steven C. Jones was an officer, director and shareholder of the Company.  Mr. Jones earned approximately $66,000 for consulting work performed in connection with his duties as Executive Vice President during each of the three months ended March 31, 2017 and 2016.  Mr. Jones also received approximately $85,000 and $79,000 during each of the three months ended March 31, 2017 and 2016 as payment of his annual bonus compensation for the previous fiscal years.  In addition, as compensation for his services on the Board, Mr. Jones earned $12,500 and $0 for the three months ended March 31, 2017 and 2016.

Note K — Subsequent Event

On April 28, 2017, the Compensation Committee of the Board of Directors granted 1,430,000 options to certain executive officers and key employees of the Company. The options were granted at a price of $7.52 per share and had a weighted average fair market value of $2.76 per option for a total fair market value of $3.9 million. We expect our stock option compensation expense to increase by approximately $1.7 million, $1.6 million, $708,000, and $161,000 in the years ended December 31, 2017, 2018, 2019 and 2020, respectively.

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

As of March 31, 2017, the Company had laboratory locations in Aliso Viejo, Fresno and West Sacramento, CA; Tampa and Fort Myers, FL; Houston, TX and Nashville, TN; and currently offers the following types of genetic and molecular testing services:

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

Whether serving as the single contract research organization or partnering with one, our Pharma Services and Clinical Trials team provides significant technical expertise working closely with our customers to support each stage of clinical trial development.  Each trial we support comes with rapid turnaround time, dedicated project management and quality assurance oversight. We have experience in supporting submissions to the Federal Drug Administration for companion diagnostics.  Our Pharma Services strategy is focused on helping bring more effective oncology treatments to market through providing world class laboratory services in oncology to key pharmaceutical companies in the industry.

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

We have renovated our Aliso Viejo, CA laboratory and in March of 2017, we completed the consolidation of our Irvine Lab facility into the Aliso Viejo Lab facility.  We expect to achieve significant economies of scale and operating efficiencies from this move.

Accelerate Profitable Growth

Our plans for 2017 include many initiatives to continue our strong organic growth by gaining market share, introducing new tests, and by expanding our Pharma business.  Through the acquisition of Clarient we have significantly expanded our Pharma Services business, and plan to develop it further by creating an international presence and incorporating new technologies.  Also, as a result of the Clarient acquisition, we have expanded our sales team and now offer our services in geographic areas where we did not previously have sales representation.  We believe our highly trained sales team has been successful in competing against other laboratories because of our exceptional service levels, and because we have one of the broadest and most comprehensive test menus in our industry. Our broad menu of molecular and immunohistochemistry testing has helped make us a “one stop shop” for many clients who like the fact that all of their testing can be sent to one laboratory.

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

We also look for opportunities to grow our business through mergers and/or acquisitions.  We are focused on strategic opportunities that would be complementary to our menu of services and would increase our earnings and cash flow in the short to medium timeframe.  In 2015 we acquired Clarient which specialized in advanced oncology diagnostic services, this acquisition has enabled NeoGenomics to broaden its offering of innovative cancer diagnostic tests to hospitals and physicians across the country, and to accelerate its growth in the fast-growing worldwide market for pharmaceutical clinical trials and research.  Complementary product offerings and expanded geographical reach of the combined company will provide customers with substantial benefits and create a significantly larger and more diversified provider of precision oncology diagnostics.  The Clarient transaction is a good example of the type of acquisition opportunity we will consider in the future.

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

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

World-class Medical and Scientific Team

Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology.  As of March 31, 2017, we employed, or are contracted with, approximately 35 full-time M.D.s and Ph.Ds.  The addition of Clarient’s pathology team has added increased depth to our medical team, and has enhanced our ability to service a wider range of specialties.

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

National Direct Sales Force

Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients.  Our sales team for the clinical cancer testing services is organized into five regions (Northeast, Southeast, North Central, South Central and West), and we have a separate sales team for our Pharma Services division.  These sales representatives utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated all of the important customer care functionality within our LIS into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions.  Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM.  Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up.

Geographic Locations

Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on either the West Coast or the East Coast of the United States to service the needs of their customers around the country. We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence. We have seven facilities including four large laboratory locations in Fort Myers, Florida, West Sacramento, California, Aliso Viejo, California and Houston Texas.  We also have three smaller laboratory locations in Fresno, California, Nashville, Tennessee and Tampa, Florida. Our objective is to “operate one lab with multiple locations” in order to deliver standardized, high quality, test results. We have recently completed renovations in our Aliso Viejo facility and have successfully transitioned all Irvine employees and tests into the much larger Aliso Viejo laboratory during late March 2017.  We have begun work with authorities in Switzerland regarding our planned opening of a laboratory near Geneva during the second half of 2017.  This laboratory will support our Pharma Services division and will enable us to compete for clinical trials business in Europe as well as for studies that have components in both the United States and in Europe.  We intend to continue to develop and open new laboratories and/or expand our current facilities as market situations dictate and business opportunities arise.

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

Please see the section captioned Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016; as filed with the SEC on March 14, 2017 for a detailed description of our business.

Results of Operations for the Three Months Ended March 31, 2017 as Compared to the Three Months Ended March 31, 2016

The following table presents the consolidated statements of operations as a percentage of revenue:

	For the Three Months Ended March 31,
	2017	2016
Net revenue	100.0%	100.0%
Cost of revenue	55.9%	54.5%
Gross Profit	44.1%	45.5%
Operating expenses:
General and administrative	33.7%	30.2%
Research and development	1.4%	2.4%
Sales and marketing	9.2%	9.7%
Total operating expenses	44.3%	42.3%
Income (loss) from operations	(0.2)%	3.2%
Interest expense	2.2%	2.7%
Net income (loss) before income taxes	(2.4)%	0.5%
Income tax expense	(1.3)%	0.3%
Net income (loss)	(1.1)%	0.2%

The following table presents consolidated revenue by type for the periods indicated ($ in thousands):

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net Revenue
Clinical testing	$56,690	$54,622	$2,068	4%
Pharma Services	4,986	5,082	(96)	(2%)
Total Revenue	$61,676	$59,704	$1,972	3%

Revenue

Testing volumes were up 15.3% in our clinical genetic testing business, and reflect strong demand for the PD-L1 test as well as continued growth in our Molecular testing business.  Clinical testing revenue increased by 4% for the three month period ended March 31, 2017 as compared to the same period in 2016.  We continue to gain new clients and have experienced increased testing volumes as a result of the high demand for immuno-histochemistry and immunotherapy tests such as the PD-L1 test.  Our average unit price (“AUP”) declined by 9.4% year-over-year due to rapid growth in PD-L1 test volume as the AUP for PD-L1 is substantially lower than that of many of our other tests.  AUP was also impacted by the 2017 Medicare Physician Fee Schedule cut of 19% in the CPT codes used for Flow Cytometry testing which was effective January 1, 2017.

Pharma Services revenue was essentially the same for the three month period ended March 31, 2017 as compared to the same period in 2016.  Our backlog of signed contracts is growing substantially which we expect to result in higher revenues in future quarters.  We expect to see further growth in our Pharma Services division as we expand internationally by opening a laboratory in Geneva, Switzerland in the second half of 2017.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows clinical genetic testing revenue, cost of revenue, requisitions received and tests performed for the three months ended March 31, 2017 and 2016.  This data excludes tests performed for Pharma customers and tests performed by PathLogic (testing revenue and cost of revenue in thousands):

	For the Three Months Ended March 31,
	2017	2016	% Change
Requisitions received (cases)	94,528	88,824	6.4%
Number of tests performed	155,567	134,904	15.3%
Average number of tests per requisition	1.65	1.52	8.6%

Total clinical genetic testing revenue	$55,112	$52,751	4.5%
Average revenue per requisition	$583	$594	(1.8%)
Average revenue per test	$354	$391	(9.4%)

Total cost of revenue	$28,915	$27,769	4.1%
Average cost per requisition	$306	$313	(2.2%)
Average cost per test	$186	$206	(9.7%)

We believe that the increase in clinical testing revenues are the direct result of our efforts to innovate by developing one of the most comprehensive cancer testing menus in the industry.  This broad test menu allows for existing clients to order more testing and also has also attracted many new clients and has helped us to gain market share from competitors.  New immuno-therapy tests such as PD1 and PD-L1 have shown solid growth and continue to establish us at the leading edge as new tests and assays come onto the market.  We believe the field of immuno-therapy will have substantial growth in the coming years as there are numerous clinical trials and tests in development.

The decrease in our average revenue per test of 9.4% is primarily due to the change in test mix, specifically the increase in PD-L1 which has a lower AUP.  The 19% Medicare cut in Flow Cytometry reimbursement as a result of the 2017 Medicare Physician Fee Schedule also contributed to the lower revenue per test.

These decreases to our AUP were offset by our higher volumes and reductions in cost per test of 9.7%.  The cost per test reductions were also a result of the change in test mix, specifically the higher mix of lower cost histology tests.  In addition, we continue to have success in driving down costs in the laboratory.  In the first quarter of 2017, our productivity per medical technologist set a company record and we have been able to drive down costs even during our integration activities.

During the first quarter of 2017, we completed the consolidation of our two largest testing facilities in southern California.  This impacted our cost per test as we incurred increased overtime expense as well as other inefficiencies such as having to re-validate tests and equipment in the new location.  We expect to begin to realize cost synergies and further reduce our cost of testing in the coming quarters as the integration activities have now been completed.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

The consolidated cost of revenue and gross profit metrics are as follows ($ in thousands):

	For the Three Months Ended March 31,
Consolidated	2017	2016	$ Change
Cost of revenue	$34,480	$32,531	$1,949
Cost of revenue as a % of revenue	55.9%	54.5%
Gross Profit	$27,196	$27,173	$23
Gross Profit as a % of revenue	44.1%	45.5%

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated cost of revenue increased slightly for the three months ended March 31, 2017 when compared to the same periods in 2016.  Cost of revenue as a percentage of revenue also increased slightly year-over-year.  These increases are largely due to the 15.3% increase in our testing volumes and additional costs incurred with the consolidation of our two largest testing facilities in southern California, specifically increased overtime and associated costs.

General and Administrative Expenses

General and administrative expenses consist of employee related costs (such as salaries, fringe benefits, and stock based compensation expense) for our billing, finance, human resources, information technology and other administrative personnel. We also allocate professional services, facilities expense, IT infrastructure costs, bad debt expense, depreciation, amortization and other administrative-related costs to general and administrative expenses.

Consolidated general and administrative expenses for the periods presented are as follows:

	For the Three Months Ended March 31,
($ in thousands)	2017	2016	$ Change
General and administrative	$20,801	$18,005	$2,796
As a % of revenue	33.7%	30.2%

The increase in our general and administrative expenses for the three months ended March 31, 2017 compared to the same period in 2016 was largely due to increased expenses in the following areas:  payroll, depreciation, stock based compensation and bad debt.

Bad debt expense for the three months ended March 31, 2017 increased by approximately $1.1 million when compared to the same period in 2016.  Bad debt as a percentage of revenue was 6.1%, which was higher than last year’s rate of 4.5%.  This increase as a percentage of revenue is primarily related to the integration of Clarient, which historically had higher bad debt rates than did NeoGenomics’ legacy business.  The Clarient business has been fully transitioned over to NeoGenomics billing system and we anticipate that bad debt will move lower in the second half of 2017.

We expect our general and administrative expenses to increase as we add personnel and equity related compensation expenses, increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; incur additional bad debt expense as sales increase and as we continue to expand our physical infrastructure to support our anticipated growth.  A significant portion of our stock based compensation is for non-employee options which are subject to variable accounting, and our expenses will fluctuate based on the performance of our common stock.  A rise in the price of our stock will increase our stock compensation expense, and a decline in our stock price will reduce this expense.  However, we anticipate that general and administrative expenses as a percentage of consolidated revenue will drop over the coming years as we continue to grow.

Research and Development Expenses

Research and development (“R&D”) expenses relate to cost of developing new proprietary and non-proprietary genetic tests, including payroll and payroll related costs, maintenance and depreciation of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our R&D team.

Consolidated research and development expenses for the periods presented are as follows:

	For the Three Months Ended March 31,
($ in thousands)	2017	2016	$ Change
Research and development	$862	$1,446	$(584)
As a % of revenue	1.4%	2.4%

Excluding stock based compensation expense of approximately $43,000 in the first quarter of 2017 and a stock based compensation gain of approximately $93,000 in the first quarter of 2016, research and development expense was approximately $819,000 and $1.5 million for the three months ended March 31, 2017 and 2016, respectively.  The changes in stock based compensation expense reflects the changes in the price of our common stock and the fact that the related options and warrants for a non-employee contractor are accounted for at fair value each reporting period.  Excluding stock based compensation, R&D expense decreased year-over-year due to a decrease in amortization expense.  The intangible assets that were being amortized were associated with Health Discovery

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporation, and were impaired in 2016.  We are no longer developing technology that was previously licensed with the Health Discovery Corporation.

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

Consolidated sales and marketing expenses for the periods presented are as follows:

	For the Three Months Ended March 31,
($ in thousands)	2017	2016	$ Change
Sales and marketing	$5,648	$5,800	$(152)
As a % of revenue	9.2%	9.7%

Sales and marketing expenses decreased slightly year-over-year mostly due to a decrease in commissions.  Commissions were lower in the first quarter of 2017 as our sales team spent a significant amount of time working with existing clients and helping to transition existing clients to the combined test menu and ordering systems, which resulted in reduced time generating new business.  Now that these integration activities are complete, the sales team will return their focus to generating new business, which we expect will lead to higher commissions expense in the coming quarters.  We expect our sales and marketing expenses over the long term to increase as our test volumes increase, but to remain stable as a percentage of our overall sales.

Interest Expense, net

Interest expense, net is comprised of interest incurred on our term debt, revolving credit facility and our capital lease obligations offset by the interest income we earn on cash deposits.  Interest expense, net decreased slightly by $229,000 for the period ended March 31, 2017 compared to the same period in 2016.  This decrease reflects the new Loan Agreement that the Company entered into in December of 2016, which significantly lowered our borrowing rates.  Even though our total borrowings were higher, our interest expense was less during the first quarter of 2017.  We have entered into a swap agreement to hedge a significant portion of the interest on our term loan, however part of that loan is not hedged and will continue to fluctuate as the LIBOR rates change.

Net Income

The following table provides consolidated net loss available to common stockholders for each period along with the computation of basic and diluted net loss per share for the three months ended March 31, 2017:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Net loss available to common shareholders	$(3,220)	$(5,412)
Basic weighted average shares outstanding	78,650	76,068
Effect of potentially dilutive securities	—	—
Diluted weighted average shares outstanding	78,650	76,068
Basic net loss per share	$(0.04)	$(0.07)
Diluted net loss per share	$(0.04)	$(0.07)

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

•

Moving expenses – These expenses include costs associated with the move of our Irvine, California facility into our Aliso Viejo facility.  Irvine was the former NeoGenomics laboratory in Southern California and was eight miles from Clarient’s much large facility in Aliso Viejo.  After investing in updating and redesigning the Aliso Viejo facility we combined the two facilities in March of 2017.  Equipment had to be moved, and re-validated in the new location.  There was also significant overtime and investment of resources to coordinate the move project.  We are adjusting for these costs in Adjusted EBITDA as the move was the direct result of the Clarient acquisition and will not be an annually recurring item.  Without adjusting for these expenses, the Company believes it would be difficult to compare financial results from operations across reporting periods on a consistent basis.

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

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three months ended March 31, 2017:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Net income (loss) (GAAP)	$(654)	$155
Adjustments to net income (loss):
Interest expense, net	1,364	1,593
Income tax expense (benefit)	(825)	174
Amortization of intangibles	1,725	2,026
Depreciation	3,979	3,585
EBITDA	5,589	7,533
Further Adjustments to EBITDA:
Non-cash stock based compensation	1,130	703
Facility moving expenses	351	-
Adjusted EBITDA (non-GAAP)	$7,070	$8,236

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

The following tables present the Company’s gross outstanding accounts receivable ($ in thousands) by payer group at March 31, 2017 and December 31, 2016:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

March 31, 2017

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$16,547	22%	$8,370	11%	$3,940	5%	$2,135	3%	$5,244	7%	$36,236	47%
Commercial Insurance	1,269	2%	1,891	2%	1,538	2%	1,702	2%	14,666	19%	21,066	28%
Medicaid	136	0%	219	0%	214	0%	180	0%	(2)	0%	747	1%
Medicare	1,179	2%	1,541	2%	1,109	1%	1,046	1%	3,862	5%	8,737	11%
Private Pay	18	0%	6	0%	8	0%	11	0%	2	0%	45	0%
Unbilled Revenue	6,821	9%	900	1%	702	1%	704	1%	404	1%	9,531	13%
Total	$25,970	36%	$12,927	16%	$7,511	9%	$5,778	7%	$24,176	32%	$76,362	100%

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

December 31, 2016

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$12,775	19%	$6,520	9%	$3,531	5%	$2,869	4%	$5,229	8%	$30,924	45%
Commercial Insurance	913	1%	1,947	3%	2,045	3%	1,824	3%	11,325	16%	18,054	26%
Medicaid	88	0%	203	0%	198	0%	180	0%	301	1%	970	1%
Medicare	840	1%	1,300	2%	779	1%	601	1%	3,167	5%	6,687	10%
Private Pay	16	0%	7	0%	10	0%	10	0%	(4)	0%	39	0%
Unbilled Revenue	10,066	15%	1,250	2%	654	1%	225	0%	342	0%	12,537	18%
Total	$24,698	36%	$11,227	16%	$7,217	10%	$5,709	8%	$20,360	30%	$69,211	100%

The following table represents the balance in allowance for doubtful accounts (in thousands) and that allowance as a percentage of gross accounts receivable at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016	$ Change
Allowance for doubtful accounts	$14,644	$13,699	$945
Allowance as a % of gross accounts receivable	19.2%	19.8%

The allowance for doubtful accounts as well as the allowance as a percentage of gross accounts receivable has remained relatively consistent for the period ended March 31, 2017 as compared to the period ended December 31, 2016.  We have seen an increase in our client bill accounts receivable balances, and we believe this was due to the integration and should correct in future quarters.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash generated thorough operations, public and private sales of equity securities, borrowings against our accounts receivables balances and private debt.

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities (in thousands) for the three months ended March 31, 2017 and 2016 as well as the period ended cash and cash equivalents and working capital.

	For the Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(1,686)	$7,059
Investing activities	(3,007)	(1,001)
Financing activities	3,204	(10,222)
Net change in cash and cash equivalents	(1,489)	(4,164)
Cash and cash equivalents, beginning of period	$12,525	$23,420
Cash and cash equivalents, end of period	$11,036	$19,256
Working Capital (1), end of period	$44,705	$46,887

(1) Defined as current assets minus current liabilities.

Cash Flows from Operating Activities

During the three months ended March 31, 2017 cash flows from operating activities changed by approximately $8.7 million as compared to the same period in 2016.  The change was primarily due to a higher balance in accounts receivable as of March 31, 2017, as compared to 2016.  Days sales outstanding were also higher as billing had a backlog of unbilled claims, this backlog was substantially reduced late in the first quarter, however, it did not result in paid claims as of March 31, 2017.  This increase in the backlog of unbilled claims that led to the increase in DSOs was primarily the result of the integration of Clarient’s billing operations into our billing system in the fourth quarter of 2016.  This backlog returned to a normal level subsequent to the end of Q1 2017.  The change in cash flows from operations is also due to our net loss for the period ending March 31, 2017 compared to our net income for the period ended March 31, 2016.

Cash Flows from Investing Activities

During the three months ended March 31, 2017, cash flows from investing activities increased by approximately $2.0 million compared with the same period in 2016.  This increase was due to equipment purchases and building improvements, which were necessary to support our continued growth and efficiency.  Specifically, we have remodeled and upgraded our laboratory facility in Aliso Viejo, California and invested significantly in additional laboratory equipment to handle our growth, as well as updated the existing equipment that was acquired with the purchase of Clarient in 2015.  As we expand our Houston laboratory in 2017, as well as add a laboratory in Geneva, Switzerland we expect to continue to make investments in these areas.

Cash Flows from Financing Activities

During the three months ended March 31, 2017, cash flows from financing activities changed by approximately $13.4 million.  This change was due to a combination of the advances made on our revolving credit facility during the first quarter of 2017 of $5.0 million and the $10 million repayment made on our revolving credit facility in the first quarter of 2016 which was originally used to finance the acquisition of Clarient.

Cash provided by financing activities was also comprised of quarterly repayments on our Term Loan and our capital lease obligations.  These repayments were partially offset by cash received for the issuance of our common stock for the exercise of stock options and Employee Stock Purchase Plan shares.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Facility

During December of 2016, we entered into a new senior secured credit facility in order to reduce our exposure to interest rate fluctuations on this floating rate debt obligation, we also entered into an interest rate swap agreement.  For more information on this hedging instrument, see Note E to Consolidated Financial Statements herein.  The interest rate swap agreement effectively converts a portion of our floating rate debt to a fixed obligation, thus reducing the impact of interest rate changes on future interest expense.  We believe this strategy will enhance our ability to manage cash flow within our Company.

Liquidity Outlook

We had approximately $11.0 million in cash and cash equivalents as of March 31, 2017.  In addition, we have a revolving credit facility which provides for up to $75 million in borrowing capacity of which at March 31, 2017, based on our level of adjusted EBITDA, approximately $19 million was available.  We believe that the cash on hand, available credit lines and cash flows generated from operations will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months.  Our Series A Preferred Stock has certain restrictions that will result in the Company having to dedicate fifty percent of the net proceeds from any future equity raise, to redeeming shares of the Series A Preferred Stock until such time as all of the shares of Series A Preferred Stock have been redeemed.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan and keep up with the growth in our testing volumes, although the actual amount and timing of such capital expenditures will ultimately be determined by the volume of our business.  We currently anticipate that our capital expenditures for the year ended December 31, 2017 will be in the range of $15.0 million to $17.0 million.  During the three months ended March 31, 2017, we purchased approximately $3.0 million of capital equipment, software and leasehold improvements of which $1.9 million was acquired through capital lease obligations.  We have in the past funded and plan to continue funding these capital expenditures with capital lease financing arrangements, cash, and through bank loan facilities if necessary.

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of laboratory tests, and approximately one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Related Party Transactions

Consulting Agreements

During each of the three month periods ended March 31, 2017 and 2016, Steven C. Jones was an officer, director and shareholder of the Company.  Mr. Jones earned approximately $66,000 for consulting work performed in connection with his duties as Executive Vice President during each of the three months ended March 31, 2017 and 2016.  Mr. Jones also received approximately $85,000 and $79,000 during each of the three months ended March 31, 2017 and 2016 as payment of his annual bonus compensation for the previous fiscal years.  In addition, as compensation for his services on the Board, Mr. Jones earned $12,500 and $0 for the three months ended March 31, 2017 and 2016.

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

NEOGENOMICS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. The Company is exposed to market risk associated with changes in the LIBOR interest rate.  The Company regularly evaluates its exposure to such changes and may elect to minimize this risk through the use of interest rate swap agreements.  For further details regarding our significant accounting policies relating to derivative instruments and hedging activities, see Note B to our Consolidated Financial Statements included in our Annual Report on Form 10-K.  We do not have any material foreign operations or foreign sales and thus have no exposure to foreign currency exchange rate risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business.  We do not believe any current legal proceedings are material to our business. No material proceedings were terminated during the quarter ended March 31, 2017.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the for the year ended December 31, 2016; as filed with the SEC on March 14, 2017.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the  Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the  Consolidated Statements of Cash Flows and (iv) related notes

NEOGENOMICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2017	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
	Name:	George Cardoza
	Title:	Chief Financial Officer