Form 10-Q
period 2017-06-30
NEOGENOMICS INC
filed 2017-08-07
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 3, 2017, the registrant had 79,388,014 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to NeoGenomics, Inc., a Nevada corporation and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories”), NeoGenomics Bioinformatics Inc., a Florida corporation, and Clarient, Inc., a Delaware corporation and its wholly owned subsidiary, Clarient Diagnostic Services, Inc. (together “Clarient”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), which are subject to the “safe harbor” created by those sections.  These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth under “Risk Factors” and in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K as filed with the SEC on March 14, 2017.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

ASSETS	June 30, 2017	December 31, 2016
Current assets
Cash and cash equivalents	$10,932	$12,525
Accounts receivable (net of allowance for doubtful accounts of $11,629 and $13,699, respectively)	61,750	55,512
Inventories	5,457	6,253
Other current assets	5,218	4,535
Total current assets	83,357	78,825
Property and equipment (net of accumulated depreciation of $34,604 and $27,102, respectively)	35,588	34,036
Intangible assets, net	73,614	77,064
Goodwill	147,019	147,019
Other assets	302	174
Total assets	$339,880	$337,118
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,594	$16,782
Accrued compensation	7,782	8,351
Accrued expenses and other liabilities	3,186	4,247
Short-term portion of capital leases	4,812	4,891
Short-term portion of loans	3,830	3,842
Total current liabilities	35,204	38,113
Long-term liabilities
Long-term portion of capital leases	5,307	5,378
Long-term portion of loans, net	68,454	70,259
Revolving credit facility, net	26,906	21,799
Deferred income tax liability, net	7,435	14,973
Total long-term liabilities	108,102	112,409
Total liabilities	143,306	150,522
Commitments and contingencies - see Note I
Redeemable convertible preferred stock
Series A Redeemable Convertible Preferred Stock, $0.001 par value, (50,000,000 shares authorized; 6,600,000 shares issued and outstanding)	27,676	22,873
Stockholders' equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 79,340,374 and 78,571,158 shares issued and outstanding, respectively)	79	79
Additional paid-in capital	220,622	216,104
Accumulated deficit	(51,803)	(52,460)
Total stockholders’ equity	168,898	163,723
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$339,880	$337,118

See notes to unaudited consolidated financial statements

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
NET REVENUE
Clinical testing	$59,791	$56,316	$116,482	$110,936
Pharma Services	6,299	6,813	11,285	11,896
Total Revenue	66,090	63,129	127,767	122,832

COST OF REVENUE	34,912	34,524	69,393	67,055

GROSS PROFIT	31,178	28,605	58,374	55,777
Operating expenses:
General and administrative	22,675	18,779	43,476	36,785
Research and development	947	1,306	1,809	2,752
Sales and marketing	6,242	6,327	11,890	12,127
Total operating expenses	29,864	26,412	57,175	51,664
INCOME FROM OPERATIONS	1,314	2,193	1,199	4,113
Interest expense, net	1,411	1,448	2,775	3,040
Income (loss) before taxes	(97)	745	(1,576)	1,073
Income tax (benefit) expense	(54)	332	(879)	505
NET INCOME (LOSS)	(43)	413	(697)	568
Deemed dividends on preferred stock	929	1,840	1,822	3,680
Amortization of preferred stock beneficial conversion feature	1,710	3,727	3,383	7,453
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,682)	$(5,154)	$(5,902)	$(10,565)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.03)	$(0.07)	$(0.07)	$(0.14)
Diluted	$(0.03)	$(0.07)	$(0.07)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	79,413	77,448	79,075	76,758
Diluted	79,413	77,448	79,075	76,758

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2017	2016
Net income (loss)	$(697)	$568
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,906	7,329
Amortization of intangibles	3,450	3,636
Amortization of debt issue costs	219	358
Stock based compensation – options, restricted stock and warrants	3,052	2,337
Provision for bad debts	8,027	5,434
Changes in assets and liabilities, net:
(Increase) in accounts receivable, net of write-offs	(14,265)	(10,004)
(Increase) decrease in inventories	796	(437)
(Increase) in prepaid expenses	(720)	(602)
(Increase) in other current assets	(129)	—
Increase (decrease) in accounts payable and other liabilities	(2,797)	3,476
Net cash provided by operating activities	4,842	12,095
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(7,864)	(3,425)
Net cash used in investing activities	(7,864)	(3,425)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facility, net	4,997	—
Repayment to revolving credit facility	—	(10,044)
Repayment of capital lease obligations/loans	(2,754)	(2,611)
Repayment on term loan, net	(1,878)	—
Proceeds from the exercise of options, warrants and ESPP shares, net of transaction expenses	1,176	2,351
Payments of equity issue costs	(112)	—
Net cash provided by (used in) financing activities	1,429	(10,304)
Net change in cash and cash equivalents	(1,593)	(1,634)
Cash and cash equivalent, beginning of period	12,525	23,420
Cash and cash equivalents, end of period	$10,932	$21,786
Supplemental disclosure of cash flow information:
Interest paid	$2,573	$2,691
Income taxes paid	$102	$222
Supplemental disclosure of non-cash investing and financing information:
Equipment acquired under capital lease/loan obligations	$2,557	$2,585
Deemed dividends on preferred stock	$1,822	$3,680
Amortization of preferred stock beneficial conversion feature	$3,383	$7,453

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note A – Nature of Business and Basis of Presentation

NeoGenomics, Inc., a Nevada corporation (the “Parent”), and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO” or, “NeoGenomics Laboratories”), NeoGenomics Bioinformatics Inc., a Florida corporation, Path Labs LLC., a Delaware limited liability company (“PathLogic”) and Clarient Inc., a Delaware corporation, and its wholly owned subsidiary Clarient Diagnostic Services, Inc. (together, “Clarient”), (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States.  On August 1, 2017, the Company completed the sale of its equity interests in Path Logic, see Note K – Subsequent Events.

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

We have one reportable operating segment that delivers testing services to hospitals, pathologists, oncologists, other clinicians, and researchers, which represents 100% of the Company’s consolidated assets, net revenues and net income (loss) for the three and six months ended June 30, 2017 and 2016.  We have evaluated our segments based on how the Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, reviews performance and makes decisions in managing the Company.  At June 30, 2017, all of our services were provided within the United States and all of our assets were located in the United States.

We have two primary types of customers, clinical and pharma.  Our clinical customers include community based pathology practices, oncology groups, hospitals and academic centers.  Our pharma customers include pharmaceutical companies to whom we provide testing and other services to support their studies and clinical trials.  As we grow, we continue to assess the information available to the CODM.  Currently, discrete financial information is not available to the CODM about the separate financial performance of our clinical and our pharma customers.  As we continue to grow and focus separately on the two customer types we will routinely assess the information available and reviewed by the CODM and determine if we meet the criteria for having separate segments.

Note B – Recently Adopted and Issued Accounting Guidance

Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU “) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard update required excess tax benefits and tax deficiencies to be recorded directly through earnings as a component of income tax expense. Under previous GAAP, these differences were generally recorded in additional paid-in capital and thus had no impact on net income. The change impacted the computation of diluted earnings per share, and the cash flows associated with those items are now classified as operating activities on the condensed statements of consolidated cash flows.  Entities were permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures could be estimated, as required under previous GAAP, or recognized when they occur.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

The Company adopted this ASU on January 1, 2017 using the transition method prescribed for each applicable provision:

•

Based on the implementation guidance, previously unrecognized excess tax benefits should be on a modified retrospective basis beginning in the period the guidance is adopted.  Accordingly, the Company recorded an increase in deferred tax assets and an offsetting cumulative-effect adjustment to retained earnings of $6.6 million as of January 1, 2017 for excess tax benefits not previously recognized.

•

Based on the implementation guidance, all excess tax benefits and tax deficiencies related to share based compensation will be reported in net income (loss) on a prospective basis.  For the six months ended June 30, 2017, no income (loss) was reported.

•

The Company has elected to retrospectively adopt the requirement to present cash flows related to excess tax benefits as cash flows from operating activities.  This adoption had no effect on cash flows for the six months ended June 30, 2017.

•	The Company has elected to recognize forfeitures in compensation cost as they occur.

Issued

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation.  This standard provides guidance related to the scope of stock option modification accounting, to reduce diversity in practice and reduce cost and complexity regarding existing guidance. This update is effective for annual periods beginning after December 15, 2017.  Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations.  This standard clarifies the definition of a business and provides guidance on when transactions should be accounted for as acquisitions of assets and when they should be accounted for as acquisitions of businesses.  This update is effective for periods beginning after December 15, 2017.  Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers. This standard update calls for a number of revisions in the revenue recognition rules. In August 2015, the FASB deferred the effective date of this ASU to the first quarter of 2018, with early adoption permitted beginning in the first quarter of 2017.  The ASU can be applied using a full retrospective method or a modified retrospective method of adoption.  The Company expects to adopt this ASU in the first quarter of 2018 using a full retrospective method of adoption.  We anticipate enhanced financial statement disclosures surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  In addition, we expect the standard to impact gross profit as a portion of our bad debt expense will be considered an implicit price concession and will be reported as a reduction in net

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

revenue, versus part of selling, general and administrative expenses.  The Company is currently performing a detailed contract review in order to determine the quantitative impact of this standard.

Note C – Goodwill and Intangible Assets

Goodwill as of June 30, 2017 and December 31, 2016 was $147.0 million.  There were no changes in the carrying amount of goodwill during these periods.

Intangible assets as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

		June 30, 2017
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	24 months	$3,000	$2,258	$742
Customer Relationships	156 - 180 months	81,000	8,128	72,872
Total		$84,000	$10,386	$73,614

		December 31, 2016
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	24 months	$3,000	$1,508	$1,492
Customer Relationships	156 - 180 months	$81,000	$5,428	$75,572
Total		$84,000	$6,936	$77,064

We recorded approximately $1.7 and $1.6 million in straight-line amortization expense of intangible assets for the three month period ended June 30, 2017 and 2016, respectively.  We recorded approximately $3.5 million and $3.6 million in straight-line amortization expense of intangible assets for the six month period ended June 30, 2017 and 2016, respectively. The Company recorded amortization expense from customer relationships and trade names as a general and administrative expense.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2017 is as follows (in thousands):

Remainder of 2017	$3,442
2018	5,400
2019	5,400
2020	5,400
2021	5,400
Thereafter	48,572
Total	$73,614

Note D – Debt

The following table summarizes the long term debt at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Term Loan Facility	$73,125	$75,000
Revolving Credit Facility	27,900	22,900
Auto Loans	154	202
Capital leases	10,119	10,269
Total Debt	111,298	108,371
Less: Debt issuance costs	(1,989)	(2,202)
Less: Current portion of long-term debt	(8,642)	(8,733)
Total Long-Term Debt, net	$100,667	$97,436

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

The carrying value of the Company’s long-term capital lease obligations and term debt approximates its fair value based on the current market conditions for similar instruments.

Term Loan

On December 22, 2016, the Company entered into a Credit Agreement with Regions Bank as administrative agent and collateral agent.  The Credit Agreement provided for a $75.0 million term loan facility (the “Term Loan Facility”).  The Credit Agreement also provides incremental facility capacity of $50 million, subject to certain conditions.  On June 30, 2017 and December 31, 2016, the Company had current outstanding borrowings under the Term Loan of approximately $3.8 million and long-term outstanding borrowings of approximately $68.4 million and $70.1 million, net of unamortized debt issuance costs of $994,000 and $1.1 million, respectively.  The debt issuance costs were recorded as a reduction in the carrying amount of the related liability and are being amortized over the life of the loan.

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

The Term Loan Facility and amounts borrowed under the Revolving Credit Facility are secured on a first priority basis by a security interest in substantially all of the tangible and intangible assets of NeoGenomics Laboratories and the Guarantors.  The Term Loan Facility contains various affirmative and negative covenants including ability to incur liens and encumbrances; make certain restricted payments, including paying dividends on its equity securities or payments to redeem, repurchase or retire its equity securities; enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with its affiliates, and materially alter the business it conducts.  In addition, the Company must meet certain maximum leverage ratios and fixed charge coverage ratios as of the end of each fiscal quarter commencing with the quarter ending March 31, 2017.  The Company was in compliance with all required covenants as of June 30, 2017.

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

Capital Leases

The Company has entered into capital leases to purchase laboratory and office equipment.  These leases expire at various dates through 2020 and the weighted average interest rate under such leases was approximately 5.64% at June 30, 2017. Most of these

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value.

Property and equipment acquired under capital lease agreements are pledged as collateral to secure the performance of the future minimum lease payments.

Revolving Credit Facility

On December 22, 2016, the Company entered into a Credit Agreement with Regions Bank as administrative agent and collateral agent.  The Credit Agreement provided for a $75.0 million revolving credit facility (the “Revolving Facility”).  On June 30, 2017, and December 31, 2016, the Company had outstanding borrowings of approximately $26.9 million and $21.8 million, net of unamortized debt issuance costs of $995,000 and $1.1 million, respectively.

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

Maturities of Long-Term Debt

Maturities of long-term debt at June 30, 2017 are summarized as follows (in thousands):

	Term Loan and Revolving Credit Facility	Capital Lease Obligations	Auto Loans	Total Long-Term Debt
Remainder of 2017	$1,875	$2,836	$45	$4,756
2018	3,750	4,533	69	8,352
2019	5,625	2,968	35	8,628
2020	5,625	454	5	6,084
2021	84,150	-	-	84,150
	101,025	10,791	154	111,970
Less: Interest on capital leases	-	(672)	-	(672)
	101,025	10,119	154	111,298
Less: Current portion of long-term debt	(3,750)	(4,812)	(80)	(8,642)
Less: Debt issuance costs	(1,989)	-	-	(1,989)
Long-term debt, net	$95,286	$5,307	$74	$100,667

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

Under this agreement, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest at 1.59%.  The interest rate swap agreement was effective as of December 30, 2016 and a termination date of December 31, 2019. As of June 30, 2017 and December 31, 2016, the total notional amount of the Company’s interest rate swaps were $50 million.

The fair value of the interest rate swap will be included in other long term assets or liabilities, when applicable.  As of June 30, 2017 and December 31, 2016, the fair value of the interest rate swap was not considered to be significant due to the change in LIBOR over that time period outstanding, therefore, no amount is included on the balance sheet for this instrument.  As the specific terms and notional amounts of the derivative financial instrument match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations. Gains and losses on this interest rate swap agreement will be recorded in accumulated other comprehensive income and will be reclassified to interest expense in the period during which the hedged transaction affects earnings.  At June 30, 2017 and December 31, 2016, there was no impact to accumulated other comprehensive income (AOCI) as it was determined that there was not a significant change to record.  The fair value of this instrument will be evaluated on a quarterly basis and adjusted as necessary.

Note F – Class A Redeemable Convertible Preferred Stock

On December 30, 2015, NeoGenomics issued 14,666,667 shares of its Series A Preferred stock as part of the consideration for the acquisition of Clarient.  The Series A Preferred Stock has a face value of $7.50 per share for a total liquidation value of $110 million.  During the first year, the Series A Preferred Stock had a liquidation value of $100 million if the shares were redeemed prior to December 29, 2016.  On December 22, 2016, the Company redeemed 8,066,667 shares of the Series A Preferred Stock for $55.0 million in cash.  The redemption amount per share equaled $6.8181825 ($7.50 minus the liquidation discount of 9.0909%).  At June 30, 2017, 6,600,000 shares of Series A Preferred Stock were outstanding.

The carrying amount of the Series A Preferred Stock at June 30, 2017 was $27.7 million as compared to the carrying amount at December 31, 2016 of $22.9 million.  The increase in the carrying amount is due to the accrual of deemed dividends of approximately $1.8 million, the accretion of the beneficial conversion feature of approximately $3.4 million during the six months ending June 30, 2017 and the additional BCF discounts for payment-in-kind shares accrued during the six months ending June 30, 2017 of $0.4 million.  Both the deemed dividends and the accretion of the beneficial conversion feature are recorded as distributions to the holders of the Series A Preferred Stock on the income statement with the corresponding entry recorded as an increase to the carrying value of the Series A Preferred Stock.

Issue Discount

The Company recorded the Series A Preferred Stock at a fair value of approximately $73.2 million or $4.99 per share on the date of issuance.  The difference between the fair value of $73.2 million and the liquidation value of $110 million represents a discount of $36.8 million from the initial face value as a result of assessing the impact the rights and features of the instrument and their effect on the value to the Company.  After redemption, the Series A Preferred stock has a fair value of approximately $32.9 million or $4.99 per share.  The difference between the fair value of $32.9 million and the liquidation value of $49.5 million represents a discount of approximately $16.6 million.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Beneficial Conversion Features

The fair value of the common stock into which the Series A Preferred Stock is convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the date of issuance and after redemption by approximately $44.7 and $20.1 million, respectively, resulting in a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as non-cash, deemed dividend to the holder of Series A Preferred Stock over the first three years the Series A Preferred Stock is outstanding, as the date the stock first becomes convertible is three years from the issue date.  The amount recognized for the three and six months ended June 30, 2017 was approximately $1.7 million and $3.4 million, respectively.

In addition to the beneficial conversion feature (“BCF”) recorded at the original issue date, we recorded additional BCF discounts for payment-in-kind shares accrued for quarters ended March 31, 2017 and June 30, 2017, as dividends.  After the early redemption, the face value of the remaining Series A Preferred Stock is $49.5 million.  We will issue 264,000 additional shares ($49.5 million * 4.0%) / $7.50) of Series A Preferred Stock as payment-in-kind dividends for the year ending December 31, 2017, the first year dividends are payable.  The additional 264,000 shares will be discounted and amortized to the income statement over the remaining period up to the earliest conversion date, which is three years from the original issue date.  The additional BCF discount recorded for the three and six months ended June 30, 2017 was approximately $201,240 and $402,480, respectively.

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

Note G – Revenue Recognition and Contractual Adjustments

The Company recognizes revenues when (a) the price is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) the service is performed and (d) collectability of the resulting receivable is reasonably assured. The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent, and revenues are recognized once the diagnostic services have been performed, and the results have been delivered to the ordering physician.  These diagnostic services are billed to various payers, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals.  The Company reports revenues from contracted payers, including Medicare, certain insurance companies and certain healthcare institutions, based on the contractual rate, or in the case of Medicare, published fee schedules.  The Company reports revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected.  The difference between the amount billed and the amount estimated to be collected from non-contracted payers is recorded as an allowance to arrive at the reported net revenues.  The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate.  The Company records revenues from patient pay tests net of a large discount and as a result recognizes minimal revenue on those tests.  The Company regularly reviews its historical collection experience for non-contracted payers and adjusts its expected revenues for current and subsequent periods accordingly.  On January 1, 2017, we had a significant reduction in our patient fee schedule that primarily impacts the amount billed to uninsured patients.

The table below shows the adjustments made to gross service revenues to arrive at net revenues (in thousands), the amount reported on our statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross service revenues	$93,862	$129,235	$177,800	$261,955
Total contractual adjustments and discounts	(27,772)	(66,106)	(50,033)	(139,123)
Net revenues	$66,090	$63,129	$127,767	$122,832

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note H – Equity

A summary of the stock option activity under the Company’s plans for the three months ended June 30, 2017 is as follows:

	Number of	Weighted average
	shares	exercise price
Options outstanding at December 31, 2016	5,136,110	$5.76
Options granted	1,993,998	7.54
Less:
Options exercised	329,819	3.14
Options canceled or expired	53,265	2.34
Options outstanding at June 30, 2017	6,747,024	6.44
Exercisable at June 30, 2017	2,195,147	5.33

Of the 6,747,024 outstanding options at June 30, 2017, 1,240,834 were variable accounted stock options issued to non-employees of the Company of which 453,333 options were vested and 787,501 options were unvested as of June 30, 2017.

The fair value of each stock option award granted during the six months ended June 30, 2017 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

Six Months Ended June 30, 2017
Expected term (in years)	3.0 - 4.0
Risk-free interest rate (%)	1.3%
Expected volatility (%)	47.6% - 53.0%
Dividend yield (%)	0.0%
Weighted average fair value/share at grant date	$2.23

 As of June 30, 2017, there was approximately $7.7 million of unrecognized share based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.3 years.  This includes approximately $1.6 million in unrecognized expense related to the 787,501 shares of unvested variable accounted for stock options subject to fair value adjustment at the end of each reporting period based on changes in the Company’s stock price.

Stock based compensation expense recognized for stock options and restricted stock and included in the consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expense	$285	$372	$327	$363
General and administrative expense	1,637	1,188	2,725	1,985
Total stock based compensation expense	$1,922	$1,560	$3,052	$2,348

Stock based compensation recorded in research and development relates to unvested options granted to a non-employee.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Common Stock Warrants

A summary of the warrant activity for the six months ended June 30, 2017 is as follows:

	Number of	Weighted average
	shares	exercise price
Warrants outstanding at December 31, 2016	450,000	$1.50
Warrants granted	—	—
Less:
Warrants exercised	450,000	1.50
Warrants canceled or expired	—	—
Warrants outstanding at June 30, 2017	—	—
Exercisable at June 30, 2017	—	—

 During the three months ended June 30, 2017 and 2016, we recorded $0 and $74,000 of warrant compensation expense, respectively.  During the six months ended June 30, 2017, we recorded $0 of warrant compensation expense and during the six months ended June 30, 2016 we recorded a warrant compensation gain of $10,000, respectively.  Warrant expense (gain) for the periods presented is recorded in research and development as the expense is related to unvested performance based warrants that were granted to a non-employee.  As of June 30, 2017, there were no outstanding warrants, in addition all warrants were fully vested for both the three and six months ended June 30, 2017.

Note I – Commitments

During the three and six months ended June 30, 2017, the Company entered into leases of approximately $782,000 and $2.6 million in laboratory and computer equipment, respectively. These leases have 36 month terms, a $1.00 buyout option at the end of the terms and interest rates ranging from 5.0% to 6.2%.  The Company accounted for these lease agreements as capital leases.

During the six months ended June 30, 2017, the Company entered into a construction contract for the expansion of our laboratory in Houston, Texas.  The contract is for approximately $5.0 million, which the Company intends to finance through a capital lease with a 36 month term and a $1.00 buyout option.  The interest rate under this lease will vary based on the timing of the construction payments.  We anticipate this project to be complete in the first quarter of 2018.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note J – Other Related Party Transaction

During each of the three and six month periods ended June 30, 2017 and 2016, Steven C. Jones was an officer, director and shareholder of the Company.  In connection with his duties as Executive Vice President, Mr. Jones earned approximately $52,000 and $66,000 for the three months ended June 30, 2017 and 2016, respectively.  In addition, as compensation for his services on the Board, Mr. Jones earned $12,500 and $0 for the three months ended June 30, 2017 and 2016, respectively.  During the six months ended June 30, 2017 and 2016, Mr. Jones earned approximately $118,000 and $132,000, respectively in connection with his duties as Executive Vice President.  Mr. Jones also received approximately $85,000 and $79,000 during the six months ended June 30, 2017 and 2016, respectively, as payment of his annual bonus compensation for the previous fiscal years.  In addition, as compensation for his services on the Board, Mr. Jones earned $12,500 and $0 for the six months ended June 30, 2017 and 2016, respectively.

During each of the three and six month periods ending June 30, 2017 and 2016, Kevin Johnson was a director and shareholder of the Company.  In May of 2017, the Company engaged Mr. Johnson to provide services as a consultant.  In connection with his role as a consultant, Mr. Johnson earned approximately $88,000 and $0 for the three months ended June 30, 2017 and 2016, respectively.  In addition, as compensation for his services on the Board, Mr. Johnson earned $15,000 for each of the three months ended June 30, 2017 and 2016 and $30,000 for each of the six months ended June 30, 2017 and 2016, respectively.

On May 25, 2017, the Company granted stock options and restricted stock to each of its board members as part of its annual board compensation process.  Mr. Jones and Mr. Johnson were each granted 10,000 stock options and 8,667 shares of restricted stock for their Board services.  The options were granted at a price of $7.27 per share and had a weighted average fair market value of $2.38 per option.  The options vest ratably over the next three years.  The restricted stock has a weighted average fair value of $7.27 per share and vests ratably on the last day of each calendar quarter up to March 31, 2018.

Note K – Subsequent Events

At the Board Meeting in July of 2017, it was determined that Path logic met the classification as held for sale.  On August 1, 2017, the Company completed the sale of its equity interests in PathLogic, our laboratory located in West Sacramento, California.  The Company anticipates recording a loss on the sale of approximately $1.25 to $1.5 million in the third quarter of 2017.  PathLogic had sales of $3.3 million and $3.9 million for the periods ended June 30, 2017 and 2016, respectively.  PathLogic had full year 2016 revenue of $7.3 million.  PathLogic had operating losses of $1.6 million and $1.4 million for the periods ended June 30, 2017 and 2016, respectively.  Path-Logic had a full year 2016 operating loss of $3.1 million.

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

As of June 30, 2017, the Company had laboratory locations in Aliso Viejo, Fresno and West Sacramento, CA; Tampa and Fort Myers, FL; Houston, TX and Nashville, TN, though on August 1, 2017, the Company completed the sale of PathLogic, its laboratory located in West Sacramento, California. The Company and currently offers the following types of genetic and molecular testing services:

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

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

f)

Pathology consultation - services provided to clients whereby our pathologists review surgical samples on a consultative basis. NeoGenomics pathologists are some of the foremost experts on pathology in the country, and are used as experts on difficult and challenging cases.

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

In 2016, we began work on our next generation Laboratory Information System, or LIS and our information technology team is working to complete this LIS system for certain key areas in 2017.  We believe the new LIS system will help to drive improvements in efficiencies in several laboratory areas and will allow for further automation and operational efficiencies.  It will also enable our Pharma Services clients the ability to track each step through the laboratory process.  On June 30, 2017, we began to use this new system in or Pharma Services business.

We have renovated our Aliso Viejo, CA laboratory and in March of 2017, we completed the consolidation of our Irvine Lab facility into the Aliso Viejo Lab facility, and we fully vacated the Irvine facility on April 30, 2017.  We expect to achieve significant economies of scale and operating efficiencies from this move.

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

We also look for opportunities to grow our business through mergers and/or acquisitions.  We are focused on strategic opportunities that would be complementary to our menu of services and would increase our earnings and cash flow in the short to medium timeframe.  In late 2015 we acquired Clarient which specialized in advanced oncology diagnostic services, this acquisition has enabled NeoGenomics to

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

broaden its offering of innovative cancer diagnostic tests to hospitals and physicians across the country, and to accelerate its growth in the fast-growing worldwide market for pharmaceutical clinical trials and research.  Complementary product offerings and expanded geographical reach of the combined company will provide customers with substantial benefits and create a significantly larger and more diversified provider of precision oncology diagnostics.  The Clarient transaction is a good example of the type of acquisition opportunity we will consider in the future.

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

World-class Medical and Scientific Team

Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology.  As of June 30, 2017, we employed, or are contracted with, approximately 35 full-time M.D.s and Ph.Ds.  The addition of Clarient’s pathology team has added increased depth to our medical team, and has enhanced our ability to service a wider range of specialties.

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

Our educational programs include an extensive library of on-demand training modules, online courses, webinars and custom tailored on-site training programs that are designed to prepare clients to utilize our tech-only services. We offer training and information on new cancer tests and the latest developments in the field of molecular genetic testing. Each year, we also regularly sponsor seminars and webinars on emerging topics of interest in our field. Our medical staff is involved in many aspects of our training programs.

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

Geographic Locations

Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on either the West Coast or the East Coast of the United States to service the needs of their customers around the country. We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence. We have six facilities including three large laboratory locations in Fort Myers, Florida, Aliso Viejo, California and Houston Texas.  We also have three smaller laboratory locations in Fresno, California, Nashville, Tennessee and Tampa, Florida. Our objective is to “operate one lab with multiple locations” in order to deliver standardized, high quality, test results. We have recently completed renovations in our Aliso Viejo facility and have successfully transitioned all Irvine employees and tests into the much larger Aliso Viejo laboratory during late March 2017.  We have begun work with authorities in Switzerland regarding our planned opening of a laboratory near Geneva during the second half of 2017.  This laboratory will support our Pharma Services division and will enable us to compete for clinical trials business in Europe as well as for studies that have components in both the United States and in Europe.  We intend to continue to develop and open new laboratories and/or expand our current facilities as market situations dictate and business opportunities arise.

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

Results of Operations for the Three and Six Months Ended June 30, 2017 as Compared to the Three and Six Months Ended June 30, 2016

The following table presents the consolidated statements of operations as a percentage of revenue:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	52.8%	54.7%	54.3%	54.6%
Gross Profit	47.2%	45.3%	45.7%	45.4%
Operating expenses:
General and administrative	34.3%	29.7%	34.0%	29.9%
Research and development	1.4%	2.1%	1.4%	2.2%
Sales and marketing	9.4%	10.0%	9.3%	9.9%
Total operating expenses	45.1%	41.8%	44.7%	42.0%
Income from operations	2.1%	3.5%	1.0%	3.4%
Interest expense	2.1%	2.3%	2.2%	2.5%
Net income (loss) before income taxes	0.0%	1.2%	(1.2)%	0.9%
Income tax (benefit) expense	(0.1)%	0.5%	(0.7)%	0.4%
Net income (loss)	(0.1)%	0.7%	(0.5)%	0.5%

The following table presents consolidated revenue by type for the periods indicated ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net Revenue
Clinical testing	$59,791	$56,316	$3,475	6%	$116,482	$110,936	$5,546	5%
Pharma Services	6,299	6,813	(514)	(8%)	11,285	11,896	(611)	(5%)
Total Revenue	$66,090	$63,129	$2,961	5%	$127,767	$122,832	$4,935	4%

Revenue

Clinical testing revenue increased for both the three and six month periods ending June 30, 2017 as compared to the same periods in 2016.  Testing volumes also increased in our clinical genetic testing business by approximately 16.2% and 15.8% for the three and six month periods ended June 30, 2017, respectively.  The increases in revenue and volume were due to strong growth in molecular testing as well as immuno-histochemistry.  The growth in immuno-histochemistry tests is due to a surge in demand for the PD-L1 test as a result of the FDA approving Pembrolizumab (Keytruda) in October 2016 as first-line treatment for PD-L1 positive non-small cell lung cancer.  We have also seen solid growth in molecular testing, including growth in our multi-gene molecular panels under the NeoTYPE menu.

Pharma Services revenue decreased slightly for the three and six month periods ended June 30, 2017 as compared to the same periods in 2016; however, Pharma Services revenue increased approximately 26% in the second quarter of 2017 as compared with the first quarter of 2017.  Our backlog of signed contracts has continued to grow from $26.0 million as of June 30, 2016 to a record high of

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$46.5 million as of June 30, 2017.  We expect this backlog to result in higher revenues in future quarters.  We also expect to see further growth in our Pharma Services division as we expand internationally and open our Geneva, Switzerland laboratory in the second half of 2017.

The following table shows clinical genetic testing revenue, cost of revenue, requisitions received and tests performed for the three and six months ended June 30, 2017 and 2016.  This data excludes tests performed for Pharma customers and tests performed by Path Logic (testing revenue and cost of revenue in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Requisitions received (cases)	99,247	90,795	9.3%	193,775	179,619	7.9%
Number of tests performed	163,620	140,822	16.2%	319,187	275,726	15.8%
Average number of tests/requisition	1.65	1.55	6.5%	1.65	1.54	7.1%

Total clinical genetic testing revenue	$58,115	$52,249	7.1%	$113,227	$106,999	5.8%
Average revenue/requisition	$586	$597	(1.8%)	$584	$596	(2.0%)
Average revenue/test	$355	$385	(7.8%)	$355	$388	(8.5%)

Cost of revenue	$29,322	$29,153	0.6%	$58,237	$56,921	2.3%
Average cost/requisition	$295	$321	(8.1%)	$301	$317	(5.0%)
Average cost/test	$179	$207	(13.5%)	$182	$206	(11.7%)

We believe that the increases in clinical testing revenue are the direct result of our efforts to innovate by developing and maintaining one of the most comprehensive cancer testing menus in the industry.  This broad test menu allows for existing clients to order more testing and attracts new clients allowing us to gain market share from competitors.  New immuno-histochemistry tests such as Micro Satellite Instability; and DNA Mismatch Repair as well as PD1 and PD-L1 have shown solid growth and have helped to fuel our volume and revenue growth in the second quarter.  We believe the field of immuno-therapy will continue to show substantial growth in coming years and our ability to offer multi-modality testing in one lab will allow us to capitalize on this increased demand.

Average revenue per test decreased for both the three and six month periods ended June 30, 2017 as compared to the corresponding periods in the previous year.  These decreases are primarily due to the change in test mix, specifically the increase in PD-L1 testing which has a lower average unit price (“AUP”) than our overall Company AUP.  The 19% Medicare cut in Flow Cytometry reimbursement as a result of the 2017 Medicare Physician Fee Schedule also contributed to the lower revenue per test.

These decreases to our AUP were offset by our higher volumes and reductions in cost per test.  The cost per test reductions were partially a result of the change in test mix, specifically the higher mix of lower cost histology tests.  In addition, we continue to have success in driving down costs in the laboratory as synergies are being realized from the consolidation of our Irvine and Aliso Viejo, California laboratories.  We have also seen a reduction in send-out costs, as our extensive menu makes it rare for us to need to send a test to another laboratory.

In late March of 2017, we completed the consolidation of our two largest testing facilities in southern California.  This impacted our cost per test in the first quarter as we incurred increased overtime expense as well as other inefficiencies such as having to re-validate tests and equipment in the new location.  We are beginning to realize cost synergies and scale benefits from this consolidation and expect to further reduce our cost of testing in the coming quarters as we optimize processes and renegotiate contracts with suppliers.

Cost of Revenue and Gross Profit

Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated cost of revenue and gross profit metrics are as follows ($ in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
Consolidated	2017	2016	$ Change	2017	2016	$ Change
Cost of revenue	$34,912	$34,524	$388	$69,393	$67,055	$2,338
Cost of revenue as a % of revenue	52.8%	54.7%		54.3%	54.6%
Gross Profit	$31,178	$28,605	$2,573	$58,374	$55,777	$2,597
Gross Profit Margin	47.2%	45.3%		45.7%	45.4%

Consolidated cost of revenue in dollars increased for the three and six months ended June 30, 2017 when compared to the same periods in 2016 while cost of revenue as a percentage of revenue decreased year-over-year.  These increases in cost of revenue are largely due to the increase in our testing volumes and additional costs incurred with the consolidation of our two largest testing facilities in southern California, specifically increased overtime and associated costs.

Gross profit margin increased to 47.2% for the three months ended June 30, 2017, as compared to 45.3% for the same period last year.  We were able to increase gross profit margin due to our laboratories processing the increased test volumes more efficiently.  We had only limited staffing increases in the laboratory to handle the increased volumes, and our laboratory teams have been effective in reducing their cost per test across almost all departments.  We are beginning to see the benefits of synergies in our laboratory from the Clarient acquisition and are making significant progress reducing our cost per test.

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

Consolidated general and administrative expenses for the periods presented are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2017	2016	$ Change	2017	2016	$ Change
General and administrative	$22,675	$18,779	$3,896	$43,476	$36,785	$6,691
As a % of revenue	34.3%	29.7%		34.0%	29.9%

The increase in our general and administrative expenses for the three and six months ended June 30, 2017 compared to the same periods in 2016 was largely due to increased expenses in the following areas:  payroll (including stock based compensation), depreciation, professional fees and bad debt.

Bad debt expense for the three months ended June 30, 2017 increased by approximately $1.5 million when compared to the same period in 2016.  Bad debt as a percentage of revenue was 6.4%, which was higher than last year’s rate of 4.4%.  Bad debt expense for the six months ended June 30, 2017 increased by approximately $2.6 million when compared to the same period in 2016.  Bad debt as a percentage of revenue was 6.3%, which was higher than last year’s rate of 4.4%.  The increases as a percentage of revenue are primarily related to the integration of Clarient and the change in billing systems which began in July of 2016 and Clarient which historically had higher bad debt rates than did NeoGenomics’ legacy business.  The Clarient business has been fully transitioned over to NeoGenomics billing system and we anticipate that bad debt will begin to move lower in the second half of 2017.

Professional fees increased for the three and six months ended June 30, 2017 when compared to the same periods in 2016.  Part of this increase was due to fees incurred related to the Pharma Services facility in Geneva, Switzerland in the amounts of approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2017, respectively. There were no related fees for the three and six month period ending June 30, 2016.  Depreciation expense has also increased as a result of the higher level of capital spending in 2017, including spending on significant enhancements to our IT security systems.

Payroll expenses increased for the three and six months ended June 30, 2017 when compared to the same periods in 2016.  This increase is partially due to additional staff hired for certain functions such as billing, IT and accounts payable that were performed by outside vendors or by General Electric in early 2016 under the Clarient “Transition Services Agreement”.  We have also seen an increase in stock based compensation which has increased from $2.3 million for the six months ended June 30, 2016, to $3.1 million

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for the six months ended June 30, 2017.  This increase is due to the increase in NeoGenomics stock price as well as increase in stock option grants and restricted stock awards.

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

Research and Development Expenses

Research and development expenses relate to cost of developing new proprietary and non-proprietary genetic tests, including payroll and payroll related costs, maintenance and depreciation of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.

Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2017	2016	$ Change	2017	2016	$ Change
Research and development	$947	$1,306	$(359)	$1,809	$2,752	$(943)
As a % of revenue	1.4%	2.1%		1.4%	2.2%

Research and development expense decreased for both the three and six months ended June 30, 2017 as compared to the same period in 2016.  The decrease in research and development expense is partially attributable to the reduction in the balance of unvested options outstanding in 2017 as compared to 2016.  Excluding stock based compensation expense of approximately $285,000 and 372,000 for the three months ended June 30, 2017 and 2016, research and development expense was approximately $662,000 and $934,000.  Excluding stock based compensation expense of approximately $327,000 and $363,000 for the six months ended June 30, 2017 and 2016, research and development expense was approximately $1.5 million and $2.4 million.  Excluding stock based compensation, research and development expense decreased year-over-year due to a decrease in amortization expense.  The intangible assets that were being amortized were license agreements associated with Health Discovery Corporation, and were fully impaired in the fourth quarter of 2016.  We are no longer developing technology that was previously licensed with the Health Discovery Corporation.

We expect our research and development expenses to fluctuate in future quarters because of increases or decreases in our stock price and the corresponding stock based compensation expense for non-employee stock options. Increases in our stock price result in additional expense and decreases in our stock price can result in recovery of previously recorded expense.  We anticipate research and development expenditures will increase over time as we continue to invest in innovation projects and bringing new tests to market.

Sales and Marketing Expenses

Sales and marketing expenses are primarily attributable to employee related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.

Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2017	2016	$ Change	2017	2016	$ Change
Sales and marketing	$6,242	$6,327	$(85)	$11,890	$12,127	$(237)
As a % of revenue	9.4%	10.0%		9.3%	9.9%

Sales and marketing expenses decreased for both the three and six months ended June 30, 2017 as compared to the same period in 2016.  This decrease is primarily attributable to a reduction in commissions.  We expect higher commissions expense in the coming quarters as the sales representatives’ focus on generating new business and increasing revenue.  We expect our sales and marketing expenses over the long term to increase as our test volumes increase, but to remain stable as a percentage of our overall sales.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, net

Interest expense, net is comprised of interest incurred on our term debt, revolving credit facility and our capital lease obligations offset by the interest income we earn on cash deposits.  Interest expense, net decreased in both the three and six month periods ending June 30, 2017 compared to the same periods in 2016. The decreases in interest expense, net of $37,000 for the three month period and $265,000 for the six month period reflect the significantly lower borrowing rate in the Loan Agreement entered into in December of 2016.  Due to these lower interest rates, while total borrowings have been higher in 2017 compared to 2016, interest expense has been lower.  In addition, we have entered into a swap agreement to hedge a significant portion of the interest on our term loan, however part of that loan is not hedged and will continue to fluctuate as the LIBOR rates change.

Net Income

The following table provides consolidated net loss available to common stockholders for each period along with the computation of basic and diluted net loss per share for the three and six months ended June 30, 2017:

	Three Months Ended June 30 ,		Six Months Ended June 30 ,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net loss available to common shareholders	$(2,682)	$(5,154)	$(5,902)	$(10,565)
Basic weighted average shares outstanding	79,413	77,448	79,075	76,758
Effect of potentially dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	79,413	77,448	79,075	76,758
Basic net loss per share	$(0.03)	$(0.07)	$(0.07)	$(0.14)
Diluted net loss per share	$(0.03)	$(0.07)	$(0.07)	$(0.14)

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

•

Moving expenses – These expenses include costs associated with the move of our Irvine, California facility into our Aliso Viejo facility.  Irvine was the former NeoGenomics laboratory in Southern California and was eight miles from Clarient’s much large facility in Aliso Viejo.  After investing in updating and redesigning the Aliso Viejo facility we combined the two facilities in March of 2017.  Equipment had to be moved, and re-validated in the new location.  There was also significant overtime and investment of resources to coordinate the move project.  Our Irvine, California lease terminated on April 30, 2017 and we also incurred costs in cleaning out and restoring that facility to its original state.  We are adjusting for these costs in Adjusted EBITDA as the move was the direct result of the Clarient acquisition and will not be an annually recurring item.  Without adjusting for these expenses, the Company believes it would be difficult to compare financial results from operations across reporting periods on a consistent basis.

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

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net income (loss) (GAAP)	$(43)	$413	$(697)	$568
Adjustments to net income (loss):
Interest expense, net	1,411	1,448	2,775	3,040
Income tax expense (benefit)	(54)	332	(879)	505
Amortization of intangibles	1,725	1,610	3,450	3,636
Depreciation	3,926	3,744	7,906	7,329
EBITDA	6,965	7,547	12,555	15,078
Further Adjustments to EBITDA:
Non-cash stock based compensation	1,922	1,634	3,052	2,337
Facility moving expenses	264	-	615	-
Adjusted EBITDA (non-GAAP)	$9,151	$9,181	$16,222	$17,415

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

The following tables present the Company’s gross outstanding accounts receivable ($ in thousands) by payer group at June 30, 2017 and December 31, 2016:

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

June 30, 2017

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$16,016	22%	$9,426	13%	$3,360	5%	$2,431	3%	$4,227	6%	$35,460	48%
Commercial Insurance	1,876	3%	2,109	3%	1,256	2%	1,465	2%	11,364	15%	18,070	25%
Medicaid	269	0%	290	0%	185	0%	212	0%	506	1%	1,462	2%
Medicare	1,497	2%	1,349	2%	846	1%	976	1%	4,216	6%	8,884	12%
Private Pay	28	0%	28	0%	13	0%	7	0%	(8)	0%	68	0%
Unbilled Revenue	6,157	8%	758	1%	655	1%	673	1%	1,192	2%	9,435	13%
Total	$25,843	35%	$13,960	19%	$6,315	9%	$5,764	8%	$21,497	29%	$73,379	100%

NEOGENOMICS AGING OF RECEIVABLES BY PAYER GROUP

December 31, 2016

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client	$12,775	19%	$6,520	9%	$3,531	5%	$2,869	4%	$5,229	8%	$30,924	45%
Commercial Insurance	913	1%	1,947	3%	2,045	3%	1,824	3%	11,325	16%	18,054	26%
Medicaid	88	0%	203	0%	198	0%	180	0%	301	1%	970	1%
Medicare	840	1%	1,300	2%	779	1%	601	1%	3,167	5%	6,687	10%
Private Pay	16	0%	7	0%	10	0%	10	0%	(4)	0%	39	0%
Unbilled Revenue	10,066	15%	1,250	2%	654	1%	225	0%	342	0%	12,537	18%
Total	$24,698	36%	$11,227	16%	$7,217	10%	$5,709	8%	$20,360	30%	$69,211	100%

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table represents the balance in allowance for doubtful accounts (in thousands) and that allowance as a percentage of gross accounts receivable at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016	$ Change
Allowance for doubtful accounts	$11,629	$13,699	$(2,070)
Allowance as a % of gross accounts receivable	15.8%	19.8%
Days Sales Outstanding	85	84

The allowance for doubtful accounts as well as the allowance as a percentage of gross accounts receivable has decreased for the period ended June 30, 2017 as compared to the period ended December 31, 2016.  These decreases are primarily due to changes in the timing of when items are written off and decisions to accelerate certain write-offs.  Days Sales Outstanding (“DSO”) has shown considerable improvement during the past quarter with a reduction from 90 days as of March 31, 2017 to 85 days as of June 30, 2017.  The higher level of DSO was primarily driven by the Clarient integration and the conversion of the Clarient clients to the NeoGenomics billing system. This conversion is now fully complete and we believe that DSOs will decrease slightly in the coming quarters.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash generated thorough operations, public and private sales of equity securities, borrowings against our accounts receivables balances and private debt.

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities (in thousands) for the six months ended June 30, 2017 and 2016 as well as the period ended cash and cash equivalents and working capital.

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$4,842	$12,095
Investing activities	(7,864)	(3,425)
Financing activities	1,429	(10,304)
Net change in cash and cash equivalents	(1,593)	(1,634)
Cash and cash equivalents, beginning of period	$12,525	$23,420
Cash and cash equivalents, end of period	$10,932	$21,786
Working Capital (1), end of period	$48,153	$52,556

(1) Defined as current assets minus current liabilities.

Cash Flows from Operating Activities

During the six months ended June 30, 2017, cash flows from operating activities decreased by approximately $7.3 million as compared to the same period in 2016.  The change was primarily due to a higher balance in accounts receivable as well as a decrease in accounts payable as of June 30, 2017, compared to June 30, 2016.  The change in cash flows from operations is also due to our net loss for the period ending June 30, 2017 compared to our net income for the period ended June 30, 2016.

Cash Flows from Investing Activities

During the six months ended June 30, 2017, cash used in investing activities increased by approximately $4.4 million compared with the same period in 2016.  This increase was due to equipment purchases and building improvements, which were necessary to support our continued growth and efficiency.  Specifically, we have remodeled and upgraded our laboratory facility in Aliso Viejo, California and invested significantly in additional laboratory equipment to handle our growth, as well as updates to existing equipment that was acquired with the purchase of Clarient.  We have also invested in a new trade show booth as well as upgrades to our IT security environment and our next generation Laboratory Information System (LIS).  As we expand our Houston laboratory in the second half of 2017, as well as continue to develop our laboratory in Geneva, Switzerland we expect to continue to make investments in these areas.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows from Financing Activities

During the six months ended June 30, 2017, cash flows from financing activities changed by approximately $11.7 million compared with the same period in 2016.  This change was due to a combination of the $5.0 million in advances on our revolving credit facility during the first quarter of 2017 and the $10.0 million repayment on our revolving credit facility in the first quarter of 2016.  The revolving credit facility was originally used to finance the acquisition of Clarient.

Cash flows from financing activities also include cash received for the issuance of our common stock upon exercise of stock options as well as cash received to purchase shares of our common stock through the Employee Stock Purchase Plan.  These sources of cash were offset in 2017 as we made two quarterly repayments of $0.9 million each on our Term Loan as well as payments for various capital lease obligations in both 2016 and 2017.  We will continue to have quarterly term loan repayments of $0.9 million in the third and fourth quarters of 2017 and throughout 2018.

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

Liquidity Outlook

We had approximately $11.0 million in cash and cash equivalents as of June 30, 2017.  In addition, we have a revolving credit facility which provides for up to $75 million in borrowing capacity of which at June 30, 2017, based on our level of adjusted EBITDA, approximately $18.6 million was available.  We believe that the cash on hand, available credit lines and positive cash flows generated from operations will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months from the issuance of these financial statements.

Our Series A Preferred Stock has certain restrictions that will result in the Company having to dedicate fifty percent of the net proceeds from any future equity raise, to redeeming shares of the Series A Preferred Stock until such time as all of the shares of Series A Preferred Stock have been redeemed. In addition, our Credit Agreement contains certain provisions beginning with the Annual Compliance Certificate for the fiscal year ended December 31, 2017 (to be filed no later than March 31, 2018), that would require a portion of the excess cash flow (as defined) to be repaid to our lenders.  The debt repayment would be required five business days after the filing of our Annual Compliance Certificate.

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan and keep up with the growth in our testing volumes, although the actual amount and timing of such capital expenditures will ultimately be determined by the volume of our business.  We currently anticipate that our capital expenditures for the year ended December 31, 2017 will be in the range of $15.0 million to $17.5 million.  During the six months ended June 30, 2017, we purchased approximately $7.9 million of capital equipment, software and leasehold improvements and an additional $2.6 million was acquired through capital lease obligations.  We have in the past funded and plan to continue funding these capital expenditures with capital lease financing arrangements, cash, and through bank loan facilities if necessary.

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

Related Party Transactions

Consulting Agreements

During each of the three and six month periods ended June 30, 2017 and 2016, Steven C. Jones was an officer, director and shareholder of the Company.  In connection with his duties as Executive Vice President, Mr. Jones earned approximately $52,000 and $66,000 for the three months ended June 30, 2017 and 2016, respectively.  In addition, as compensation for his services on the Board, Mr. Jones earned $12,500 and $0 for the three months ended June 30, 2017 and 2016, respectively.  During the six months ended June 30, 2017 and 2016, Mr. Jones earned approximately $118,000 and $132,000, respectively in connection with his duties as Executive Vice President.  Mr. Jones also received approximately $85,000 and $79,000 during the six months ended June 30, 2017 and 2016, respectively, as payment of his annual bonus compensation for the previous fiscal years.  In addition, as compensation for his services on the Board, Mr. Jones earned $12,500 and $0 for the six months ended June 30, 2017 and 2016, respectively.

During each of the three and six month periods ending June 30, 2017 and 2016, Kevin Johnson was a director and shareholder of the Company.  In May of 2017, the Company engaged Mr. Johnson to provide services as a consultant.  In connection with his role as a consultant, Mr. Johnson earned approximately $88,000 and $0 for the three months ended June 30, 2017 and 2016, respectively.  In addition, as compensation for his services on the Board, Mr. Johnson earned $15,000 for each of the three months ended June 30, 2017 and 2016 and $30,000 for each of the six months ended June 30, 2017 and 2016, respectively.

On May 25, 2017, the Company granted stock options and restricted stock to each of its board members as part of its annual board compensation process.  Mr. Jones and Mr. Johnson were each granted 10,000 stock options and 8,667 shares of restricted stock for their Board services.  The options were granted at a price of $7.27 per share and had a weighted average fair market value of $2.38 per option.  The options vest ratably over the next three years.  The restricted stock has a weighted average fair value of $7.27 per share and vests ratably on the last day of each calendar quarter up to March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business.  We do not believe any current legal proceedings are material to our business. No material proceedings were terminated during the quarter ended June 30, 2017.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the for the year ended December 31, 2016; as filed with the SEC on March 14, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On August 1, 2017, Edwin F. Weidig III, Vice President of Finance and Principal Accounting Officer tendered his notice of resignation to pursue other opportunities.  Mr. Weidig’s resignation is effective as of August 18, 2017.  On an interim basis, George A. Cardoza, Chief Financial Officer will assume the duties of Principal Accounting Officer effective as of August 18, 2017 until such time as a permanent replacement is appointed.

Mr. Cardoza, age 55, has served as Chief Financial Officer since November 2009. Prior to that from March 2008 to November 2009, Mr. Cardoza served as the Chief Financial Officer of Protocol Global Solutions, Inc., a privately held international marketing company. Mr. Cardoza also served as the Controller of Protocol Global Solutions from March 2006 to March 2008. From April 1991 to March 2006, Mr. Cardoza was employed by Quest Diagnostics Inc., a diagnostic testing, information and services company, in a number of positions, including the position of Controller—Central Region from 2001 to March 2006. At Quest Mr. Cardoza was responsible for overseeing all the financial operations of the Central Region, which had revenue of over $1.2 billion in 2006. Prior to his time with Quest, he worked for Sony Music Entertainment Inc. and the Continental Grain Company in various financial roles. Mr. Cardoza received his B.S. from Syracuse University in finance and accounting and has received his M.B.A. from Michigan State University.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the  Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the  Consolidated Statements of Cash Flows and (iv) related notes

NEOGENOMICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2017	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chairman and Chief Executive Officer

	By:	/s/ George Cardoza
	Name:	George Cardoza
	Title:	Chief Financial Officer