Form 10-K/A
period 2016-12-31
NEOGENOMICS INC
filed 2017-11-13
CIK 1077183

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

NEOGENOMICS, INC.

Explanatory Note

NeoGenomics, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed on March 14, 2017 (the “Original Filing”), to amend and restate Item 9A of Part II, “Controls and Procedures,” with respect to (1) our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and (2) Crowe Horwath LLP’s related attestation report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. The Amendment does not include any changes to the consolidated financial statements and, except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing.  Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. At the time that the Original Filing was filed, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequent to this evaluation, we identified a material weakness in our internal control over financial reporting and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure procedures were not effective and were not operating at a reasonable assurance level as of December 31, 2016. This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

Notwithstanding the material weakness in our internal control over financial reporting as of December 31, 2016, management has concluded that the consolidated financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations and cash flows.

Management’s Report on Internal Control over Financial Reporting (Revised)

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

In our Original Filing, management concluded that our internal control over financial reporting was effective as of December 31, 2016. Management subsequently concluded that the material weakness described below existed as of December 31, 2016. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016. The

NEOGENOMICS, INC.

effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated and attested to in their report that is included herein.

During an internal analysis conducted in the third quarter of 2017, we identified an error in the revenue reported in our Form 10-K for the year ended December 31, 2016.  We determined that certain unbillable tests were inadvertently included in the revenue accrual recorded for the periods beginning in the fourth quarter of 2016 through the second quarter of 2017.  These unbillable tests were worked through our laboratory, however we were unable to produce a final result on the sample.  The tests were reported back to the ordering physician as Quantity Not Sufficient (“QNS”) or Test Not Performed (“TNP”).  Although we incur costs attempting to test these QNS and TNP samples, and often attempt to get a result more than once, we cannot bill payors for any tests in which a full result is not reported.  As a result of the inclusion of these unbillable tests in the monthly revenue accrual, revenue was overstated.  The Company has a policy of writing off any unbilled tests greater than six months old and many of these tests were written off via this process. The Company assessed the extent of the error on each reported period. As a result of the error, the net impact to revenue reported in the 10-K for the year ended December 31, 2016 has been determined to be immaterial.

The Company did not design and operate controls with a level of precision sufficient to identify unbillable tests included in the monthly revenue accrual.  Management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting. Nonetheless, we have concluded that this material weakness does not require a restatement or change in our consolidated financial statements for any prior annual or interim period. We have taken certain remediation steps to address the material weakness referenced above, and to improve our internal control over financial reporting as described below.

•	We have filled the open position of Vice President and Principal Accounting Officer and we are providing additional resources to our finance team by actively recruiting for a Corporate Controller.
•	We are re-designing and implementing effective review and approval controls over the accurate recording, presentation, and disclosure of revenue.
•	We have reviewed, identified and corrected errors in the recognition of revenue.
•	We have established steps in our monthly closing process to improve our internal control over financial reporting. These steps include:
a.	monthly review of revenue reports by the Director of Billing to ensure that all unbilled tests outstanding for 60 days or greater are appropriate for accrual and will ultimately be billed out
b.	monthly review of revenue reports by the Assistant Controller to ensure that revenue is not being accrued for tests that based on laboratory results are determined to be unbillable

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

However, as noted above, we will be implementing changes to our internal control over financial reporting to address the material weakness described above.

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

In our report dated March 13, 2017, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s report.

The Company did not design and operate controls with a level of precision sufficient to identify unbillable tests included in the monthly revenue accrual.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2016.

NEOGENOMICS, INC

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Crowe Horwath LLP

Indianapolis, Indiana March 13, 2017 (November 13, 2017 as to the effects of the material weakness)

NEOGENOMICS, INC

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description of Exhibit	Location

23.1	Consent of Crowe Horwath, LLP	Provided herewith

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1*

Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Provided herewith

* The certification attached as Exhibit 32.1 that accompanies this Form 10-K/A is not deemed filed with the SEC and is not to be incorporated by reference into any filing of NeoGenomics, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K/A, irrespective of any general incorporation language contained in such filing..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2017	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chief Executive Officer

	By:	/s/ George A. Cardoza
	Name:	George Cardoza
	Title:	Chief Financial Officer