Form 10-Q
period 2017-09-30
NEOGENOMICS INC
filed 2017-11-13
CIK 1077183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 7, 2017, the registrant had 80,409,557 shares of Common Stock, par value $0.001 per share outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEOGENOMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

ASSETS	September 30, 2017	December 31, 2016
Current assets
Cash and cash equivalents	$12,211	$12,525
Accounts receivable (net of allowance for doubtful accounts of $10,937 and $13,699, respectively)	62,723	55,512
Inventories	6,088	6,253
Other current assets	4,725	4,535
Total current assets	85,747	78,825
Property and equipment (net of accumulated depreciation of $37,496 and $27,102, respectively)	34,549	34,036
Intangible assets, net	76,330	77,064
Goodwill	147,019	147,019
Other assets	250	174
Total assets	$343,895	$337,118
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,823	$16,782
Accrued compensation	11,805	8,351
Accrued expenses and other liabilities	5,000	4,247
Short-term portion of capital leases	4,687	4,891
Short-term portion of loans	3,799	3,842
Total current liabilities	40,114	38,113
Long-term liabilities
Long-term portion of capital leases	4,583	5,378
Long-term portion of loans, net	67,531	70,259
Revolving credit facility, net	24,461	21,799
Deferred income tax liability, net	7,548	14,973
Total long-term liabilities	104,123	112,409
Total liabilities	144,237	150,522
Commitments and contingencies - see Note I
Redeemable convertible preferred stock
Series A Redeemable Convertible Preferred Stock, $0.001 par value, (50,000,000 shares authorized; 6,600,000 shares issued and outstanding)	30,125	22,873
Stockholders' equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 80,346,946 and 78,571,158 shares issued and outstanding, respectively)	80	79
Additional paid-in capital	229,006	216,104
Accumulated deficit	(59,553)	(52,460)
Total stockholders’ equity	169,533	163,723
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$343,895	$337,118

See notes to unaudited consolidated financial statements

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
NET REVENUE
Clinical testing	$56,186	$55,739	$172,668	$166,674
Pharma Services	6,866	5,022	18,150	16,919
Total Revenue	63,052	60,761	190,818	183,593

COST OF REVENUE	34,242	33,416	103,634	100,471

GROSS PROFIT	28,810	27,345	87,184	83,122
Operating expenses:
General and administrative	23,267	19,025	66,743	55,810
Research and development	1,270	967	3,080	3,719
Sales and marketing	6,577	5,958	18,466	18,084
Loss on sale of Path Logic	1,058	—	1,058	—
Total operating expenses	32,172	25,950	89,347	77,613
INCOME (LOSS) FROM OPERATIONS	(3,362)	1,395	(2,163)	5,509
Interest expense, net	1,398	1,468	4,173	4,509
Income (loss) before taxes	(4,760)	(73)	(6,336)	1,000
Income tax (benefit) expense	340	(6)	(539)	500
NET INCOME (LOSS)	(5,100)	(67)	(5,797)	500
Deemed dividends on preferred stock	912	1,840	2,734	5,520
Amortization of preferred stock beneficial conversion feature	1,739	3,727	5,122	11,180
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,751)	$(5,634)	$(13,653)	$(16,200)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.10)	$(0.07)	$(0.17)	$(0.21)
Diluted	$(0.10)	$(0.07)	$(0.17)	$(0.21)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	79,617	78,145	79,208	77,224
Diluted	79,617	78,145	79,208	77,224

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2017	2016
Net income (loss)	$(5,797)	$500
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,739	11,550
Amortization of intangibles	5,201	5,454
Amortization of debt issue costs	330	532
Loss on sale of Path Logic	1,058	-
Stock based compensation – options, restricted stock and warrants	5,812	4,024
Provision for bad debts	13,026	8,183
Changes in assets and liabilities, net:
(Increase) in accounts receivable, net of write-offs	(20,916)	(9,424)
(Increase) in inventories	(37)	(844)
(Increase) in prepaid expenses	(406)	(1,482)
(Increase) in other current assets	(98)	(46)
Increase in accounts payable and other liabilities	2,366	3,271
Net cash provided by operating activities	12,278	21,718
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,167)	(5,328)
Net cash used in investing activities	(10,167)	(5,328)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facility, net	2,496	—
Repayment to revolving credit facility	—	(10,044)
Repayment of capital lease obligations/loans	(4,126)	(3,874)
Repayment on term loan, net	(2,816)	(413)
Proceeds from the exercise of options, warrants and ESPP shares, net of transaction expenses	2,218	3,456
Payments of equity issue costs	(197)	—
Net cash (used in) financing activities	(2,425)	(10,875)
Net change in cash and cash equivalents	(314)	5,515
Cash and cash equivalent, beginning of period	12,525	23,420
Cash and cash equivalents, end of period	$12,211	$28,935
Supplemental disclosure of cash flow information:
Interest paid	$3,879	$3,993
Income taxes paid	$272	$228
Supplemental disclosure of non-cash investing and financing information:
Equipment acquired under capital lease/loan obligations	$3,240	$4,907
Deemed dividends on preferred stock	$2,734	$5,520
Amortization of preferred stock beneficial conversion feature	$5,122	$11,180
Purchase of customer list through issuance of restricted stock	$4,466	$-

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note A – Nature of Business and Basis of Presentation

NeoGenomics, Inc., a Nevada corporation (the “Parent”), and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO” or, “NeoGenomics Laboratories”), NeoGenomics Bioinformatics Inc., a Florida corporation, Path Labs LLC., a Delaware limited liability company (“PathLogic”) and Clarient Inc., a Delaware corporation, and its wholly owned subsidiary Clarient Diagnostic Services, Inc. (together, “Clarient”), (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories throughout the United States and Europe.

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

We have one reportable operating segment that delivers testing services to hospitals, pathologists, oncologists, other clinicians, and researchers, which represents 100% of the Company’s consolidated assets, net revenues and net income (loss) for the three and nine months ended September 30, 2017 and 2016.  We have evaluated our segments based on how the Chief Operating Decision Maker (“CODM”), our Chief Executive Officer, reviews performance and makes decisions in managing the Company.  At September 30, 2017, we provided services within the United States and Europe and had assets located within the United States and Europe.

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

Correction of Immaterial Accounting Error

The Company performed an internal analysis in the third quarter of 2017 which identified an immaterial error in the revenue reported in our Form 10-K for the year ended December 31, 2016, Form 10-Q for the quarter ended March 31, 2017 and Form 10-Q for the three and six months ended June 30, 2017.  We have concluded that the error identified was not material to any prior annual or interim periods.  We assessed the extent of this error and it was corrected in the third quarter of 2017, resulting in a reduction of revenue, and thus a corresponding reduction in accounts receivable of $2.4 million and $0.6 million for the three and nine months ended September 30, 2017, respectively. See Item 4. Controls and Procedures for additional details regarding this error.

Note B – Recently Adopted and Issued Accounting Guidance

Adopted

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations.  This standard clarifies the definition of a business and provides guidance on when transactions should be accounted for as acquisitions of assets and when they should be accounted for as acquisitions of businesses.  The Company early adopted this standard on July 1, 2017 and applied this guidance to the customer list

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

that was acquired on August 1, 2017.  The customer list acquired was not determined to meet the definition of a business under this standard and was therefore determined to be an asset acquisition.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard update required excess tax benefits and tax deficiencies to be recorded directly through earnings as a component of income tax expense. Under previous GAAP, these differences were generally recorded in additional paid-in capital and thus had no impact on net income. The change impacted the computation of diluted earnings per share, and the cash flows associated with those items are now classified as operating activities on the condensed statements of consolidated cash flows.  Entities were permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures could be estimated, as required under previous GAAP, or recognized when they occur.

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

•

Based on the implementation guidance, all excess tax benefits and tax deficiencies related to share based compensation will be reported in net income (loss) on a prospective basis.  For the nine months ended September 30, 2017, no income (loss) was reported.

•

The Company has elected to retrospectively adopt the requirement to present cash flows related to excess tax benefits as cash flows from operating activities.  This adoption had no effect on cash flows for the nine months ended September 30, 2017.

•	The Company has elected to recognize forfeitures in compensation cost as they occur.

Issued

In August 2017 the FASB issued ASU 2017-12, Derivatives and Hedging.  This standard refines hedge accounting to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.   This update is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2017-12 to have a material effect on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation.  This standard provides guidance related to the scope of stock option modification accounting, to reduce diversity in practice and reduce cost and complexity regarding existing guidance. This update is effective for annual periods beginning after December 15, 2017.  Early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to have a material effect on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The update requires organizations to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for periods beginning after December 15, 2018 and interim periods within those periods.  The adoption of this ASU will result in an increase on the balance sheet for lease liabilities and right-of-use assets.  The Company is currently evaluating the quantitative impact that adopting ASU 2016-02 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers. This standard update calls for a number of revisions in the revenue recognition rules. In August 2015, the FASB deferred the effective date of this ASU to the first quarter of 2018, with optional early adoption beginning in the first quarter of 2017.  The ASU can be applied using a full retrospective method or a modified retrospective method of adoption.  The Company expects to adopt this ASU in the first quarter of 2018 using a full retrospective method of adoption.  We anticipate the adoption of this standard to impact our Pharma Services revenue, specifically the timing of revenue recognition for our long term research and clinical trials contracts.  Many of these contracts have distinct terms which need to be evaluated separately, therefore, we are still in the process of contract review in order to determine the quantitative impact this standard will have on our Pharma Services revenue.  We also expect this standard to impact our Clinical testing revenue.  Under the new standard, substantially all of our bad debt expense which has historically been presented as part of selling, general and administrative expenses will be considered an implicit price concession and will be reported as a reduction in revenue.  We also anticipate enhanced financial statement disclosures surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Company continues to assess the full impact the adoption of this standard will have on our financial statements.

Note C – Goodwill and Intangible Assets

Goodwill as of September 30, 2017 and December 31, 2016 was $147.0 million.  There were no changes in the carrying amount of goodwill during these periods.

Intangible assets as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

		September 30, 2017
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	24 months	$3,000	$2,633	$367
Customer Relationships	156 - 180 months	85,437	9,502	75,935
Non-Compete Agreement	24 months	29	1	28
Total		$88,466	$12,136	$76,330

		December 31, 2016
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	24 months	$3,000	$1,508	$1,492
Customer Relationships	156 - 180 months	$81,000	$5,428	$75,572
Total		$84,000	$6,936	$77,064

On August 31, 2017, the Company acquired a customer list from Ascend Genomics in exchange for 450,000 shares of restricted stock, see Note H – Equity.  This customer relationship was recorded at fair value and is being amortized over 15 years.  As part of the transaction, Ascend Genomics signed a non-compete agreement which was also recorded as an intangible asset and is being amortized over 2 years. We recorded approximately $1.7 and $1.8 million in straight-line amortization expense of intangible assets for the three month period ended September 30, 2017 and 2016, respectively.  We recorded approximately $5.2 million and $5.5 million in straight-line amortization expense of intangible assets for the nine month period ended September 30, 2017 and 2016, respectively. The Company recorded amortization expense from customer relationships and trade names as a general and administrative expense.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2017 is as follows (in thousands):

Remainder of 2017	$1,796
2018	5,710
2019	5,706
2020	5,696
2021	5,695
2022	5,695
Thereafter	46,032
Total	$76,330

Note D – Debt

The following table summarizes the long term debt at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Term Loan Facility	$72,188	$75,000
Revolving Credit Facility	25,399	22,900
Auto Loans	82	202
Capital leases	9,270	10,269
Total Debt	106,939	108,371
Less: Debt issuance costs	(1,878)	(2,202)
Less: Current portion of long-term debt	(8,486)	(8,733)
Total Long-Term Debt, net	$96,575	$97,436

The carrying value of the Company’s long-term capital lease obligations and term debt approximates its fair value based on the current market conditions for similar instruments.

Term Loan

On December 22, 2016, the Company entered into a Credit Agreement with Regions Bank as administrative agent and collateral agent.  The Credit Agreement provided for a $75.0 million term loan facility (the “Term Loan Facility”).  The Credit Agreement also provides incremental facility capacity of $50 million, subject to certain conditions.  On September 30, 2017 and December 31, 2016, the Company had current outstanding borrowings under the Term Loan of approximately $3.8 million and long-term outstanding borrowings of approximately $67.5 million and $70.1 million, net of unamortized debt issuance costs of $939,000 and $1.1 million, respectively.  The debt issuance costs were recorded as a reduction in the carrying amount of the related liability and are being amortized over the life of the loan.

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

The Term Loan Facility and amounts borrowed under the Revolving Credit Facility are secured on a first priority basis by a security interest in substantially all of the tangible and intangible assets of NeoGenomics Laboratories and the Guarantors.  The Term Loan Facility contains various affirmative and negative covenants including ability to incur liens and encumbrances; make certain restricted payments, including paying dividends on its equity securities or payments to redeem, repurchase or retire its equity securities; enter

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with its affiliates, and materially alter the business it conducts.  In addition, the Company must meet certain maximum leverage ratios and fixed charge coverage ratios as of the end of each fiscal quarter commencing with the quarter ending March 31, 2017.  The Company was in compliance with all required covenants as of September 30, 2017.

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

Capital Leases

The Company has entered into capital leases to purchase laboratory and office equipment.  These leases expire at various dates through 2020 and the weighted average interest rate under such leases was approximately 4.81% at September 30, 2017. Most of these leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value.

Property and equipment acquired under capital lease agreements are pledged as collateral to secure the performance of the future minimum lease payments.

Revolving Credit Facility

On December 22, 2016, the Company entered into a Credit Agreement with Regions Bank as administrative agent and collateral agent.  The Credit Agreement provided for a $75.0 million revolving credit facility (the “Revolving Facility”).  On September 30, 2017, and December 31, 2016, the Company had outstanding borrowings of approximately $24.5 million and $21.8 million, net of unamortized debt issuance costs of $939,000 and $1.1 million, respectively.

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

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

Maturities of Long-Term Debt

Maturities of long-term debt at September 30, 2017 are summarized as follows (in thousands):

	Term Loan and Revolving Credit Facility	Capital Lease Obligations	Auto Loans	Total Long-Term Debt
Remainder of 2017	$938	$1,397	$12	$2,347
2018	3,750	4,677	49	8,476
2019	5,625	3,112	21	8,758
2020	5,625	617	-	6,242
2021	81,649	-	-	81,649
	97,587	9,803	82	107,472
Less: Interest on capital leases	-	(533)	-	(533)
	97,587	9,270	82	106,939
Less: Current portion of long-term debt	(3,750)	(4,687)	(49)	(8,486)
Less: Debt issuance costs	(1,878)	-	-	(1,878)
Long-term debt, net	$91,959	$4,583	$33	$96,575

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

Under this agreement, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest at 1.59%.  The interest rate swap agreement was effective as of December 30, 2016 and a termination date of December 31, 2019. As of September 30, 2017 and December 31, 2016, the total notional amount of the Company’s interest rate swaps were $50 million.

The fair value of the interest rate swap will be included in other long term assets or liabilities, when applicable.  As of September 30, 2017 and December 31, 2016, the fair value of the interest rate swap was not considered to be significant due to the change in LIBOR over that time period outstanding, therefore, no amount is included on the balance sheet for this instrument.  As the specific terms and notional amounts of the derivative financial instrument match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations. Gains and losses on this interest rate swap agreement will be recorded in accumulated other comprehensive income and will be reclassified to interest expense in the period during which the hedged transaction affects earnings.  At September 30, 2017 and December 31, 2016, there was no impact to accumulated other comprehensive income (AOCI) as it was determined that there was not a significant change to record.  The fair value of this instrument will be evaluated on a quarterly basis and adjusted as necessary.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note F – Class A Redeemable Convertible Preferred Stock

On December 30, 2015, NeoGenomics issued 14,666,667 shares of its Series A Preferred stock as part of the consideration for the acquisition of Clarient.  The Series A Preferred Stock has a face value of $7.50 per share for a total liquidation value of $110 million.  During the first year, the Series A Preferred Stock had a liquidation value of $100 million if the shares were redeemed prior to December 29, 2016.  On December 22, 2016, the Company redeemed 8,066,667 shares of the Series A Preferred Stock for $55.0 million in cash.  The redemption amount per share equaled $6.8181825 ($7.50 minus the liquidation discount of 9.0909%).  At September 30, 2017, 6,600,000 shares of Series A Preferred Stock were outstanding.

The carrying amount of the Series A Preferred Stock at September 30, 2017 was $30.1 million as compared to the carrying amount at December 31, 2016 of $22.9 million.  The increase in the carrying amount is due to the accrual of deemed dividends of approximately $2.7 million, the accretion of the beneficial conversion feature of approximately $5.1 million during the nine months ending September 30, 2017 and the additional BCF discounts for payment-in-kind shares accrued during the nine months ending September 30, 2017 of $0.6 million.  Both the deemed dividends and the accretion of the beneficial conversion feature are recorded as distributions to the holders of the Series A Preferred Stock on the income statement with the corresponding entry recorded as an increase to the carrying value of the Series A Preferred Stock.

Issue Discount

The Company recorded the Series A Preferred Stock at a fair value of approximately $73.2 million or $4.99 per share on the date of issuance.  The difference between the fair value of $73.2 million and the liquidation value of $110 million represents a discount of $36.8 million from the initial face value as a result of assessing the impact the rights and features of the instrument and their effect on the value to the Company.  After the partial redemption, the Series A Preferred stock has a fair value of approximately $32.9 million or $4.99 per share.  The difference between the fair value of $32.9 million and the liquidation value of $49.5 million represents a discount of approximately $16.6 million.

Beneficial Conversion Features

The fair value of the common stock into which the Series A Preferred Stock is convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the date of issuance and after redemption by approximately $44.7 and $20.1 million, respectively, resulting in a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as non-cash, deemed dividend to the holder of Series A Preferred Stock over the first three years the Series A Preferred Stock is outstanding, as the date the stock first becomes convertible is three years from the issue date.  The amount recognized for the three and nine months ended September 30, 2017 was approximately $1.7 million and $5.1 million, respectively.

In addition to the beneficial conversion feature (“BCF”) recorded at the original issue date, we recorded additional BCF discounts for payment-in-kind shares accrued for quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, as dividends.  After the early redemption, the face value of the remaining Series A Preferred Stock is $49.5 million.  We will issue 264,000 additional shares ($49.5 million * 4.0%) / $7.50) of Series A Preferred Stock as payment-in-kind dividends for the year ending December 31, 2017, the first year dividends are payable.  The additional 264,000 shares will be discounted and amortized to the income statement over the remaining period up to the earliest conversion date, which is three years from the original issue date.  The additional BCF discount recorded for the three and nine months ended September 30, 2017 was approximately $201,240 and $603,720 respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross service revenues	$85,429	$114,902	$263,229	$376,857
Total contractual adjustments and discounts	(22,377)	(54,141)	(72,411)	(193,264)
Net revenues	$63,052	$60,761	$190,818	$183,593

Note H – Equity

A summary of the stock option activity under the Company’s plans for the three months ended September 30, 2017 is as follows:

	Number of	Weighted average
	shares	exercise price
Options outstanding at December 31, 2016	5,136,110	$5.76
Options granted	2,070,498	7.56
Less:
Options exercised	503,320	3.73
Options canceled or expired	210,347	5.80
Options outstanding at September 30, 2017	6,492,941	6.47
Exercisable at September 30, 2017	2,137,259	5.47

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Of the 6,492,941 outstanding options at September 30, 2017, 1,240,834 were variable accounted stock options issued to non-employees of the Company of which 445,833 options were vested and 795,001 options were unvested as of September 30, 2017.

The fair value of each stock option award granted during the nine months ended September 30, 2017 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

Nine Months Ended September 30, 2017
Expected term (in years)	3.0 - 4.5
Risk-free interest rate (%)	1.5%
Expected volatility (%)	43.5% - 53.0%
Dividend yield (%)	0.0%
Weighted average fair value/share at grant date	$2.24

As of September 30, 2017, there was approximately $6.5 million of unrecognized share based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.3 years.  This includes approximately $1.9 million in unrecognized expense related to the 795,001 shares of unvested variable accounted for stock options subject to fair value adjustment at the end of each reporting period based on changes in the Company’s stock price.

Stock based compensation expense recognized for stock options and restricted stock and included in the consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expense	$531	$187	$858	$550
General and administrative expense	2,229	1,499	4,954	3,484
Total stock based compensation expense	$2,760	$1,686	$5,812	$4,034

Stock based compensation recorded in research and development relates to unvested options granted to a non-employee.

Common Stock Warrants

A summary of the warrant activity for the six months ended September 30, 2017 is as follows:

	Number of	Weighted average
	shares	exercise price
Warrants outstanding at December 31, 2016	450,000	$1.49
Warrants granted	—	—
Less:
Warrants exercised	450,000	1.49
Warrants canceled or expired	—	—
Warrants outstanding at September 30, 2017	—	—
Exercisable at September 30, 2017	—	—

During both the three months ended September 30, 2017 and 2016, we recorded $0 of warrant compensation expense.  During the nine months ended September 30, 2017, we recorded $0 of warrant compensation expense and during the nine months ended September 30, 2016 we recorded a warrant compensation gain of approximately $10,000, respectively.  Warrant expense (gain) for the periods presented is recorded in research and development as the expense is related to unvested performance based warrants that were granted to a non-employee.  As of September 30, 2017, there were no outstanding warrants.

NEOGENOMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Restricted Stock

On August 31, 2017, we issued 450,000 shares of restricted common stock to Ascend Genomics as purchase consideration for the customer list acquired.  The customer list was recorded as an intangible asset, see Note C – Goodwill and Intangible Assets.  As a condition of the purchase, Ascend is prohibited from trading the shares for a period of six months from the closing date.

Employee Stock Purchase Plan

We offer an employee stock purchase plan (“ESPP”) through which eligible employees may purchase shares of our common stock at a discount.  On May 25, 2017, the Company amended the ESPP, increasing the discount from 5% to 15% of the fair market value of the Company’s common stock.  As a result of this change, we have recorded stock based compensation expense related to the ESPP for the quarter ended September 30, 2017.

During the three months ended September 30, 2017 and 2016, employees purchased 23,664 and 26,092 shares, respectively under the ESPP.  The expense recorded for these periods was $41,907 and $0, respectively.  During the nine months ended September 30, 2017 and 2016, employees purchased 74,756 and 75,623 shares, respectively under the ESPP.  The expense recorded for these periods was $41,907 and $0.

Note I – Commitments

During the three and nine months ended September 30, 2017, the Company entered into leases of approximately $683,000 and $3.2 million in laboratory and computer equipment, respectively. These leases have 36 month terms, a $1.00 buyout option at the end of the terms and interest rates ranging from 0.0% to 19.5%.  The Company accounted for these lease agreements as capital leases.

During the nine months ended September 30, 2017, the Company entered into a construction contract for the expansion of our laboratory in Houston, Texas.  The contract is for approximately $5.0 million, which the Company intends to finance through a capital lease with a 36 month term and a $1.00 buyout option.  The interest rate under this lease will vary based on the timing of the construction payments.  We anticipate this project to be complete in the first quarter of 2018.

Note J – Other Related Party Transaction

During each of the three and nine month periods ended September 30, 2017 and 2016, Steven C. Jones was an officer, director and shareholder of the Company.  In connection with his duties as Executive Vice President, Mr. Jones earned approximately $46,000 and $66,000 for the three months ended September 30, 2017 and 2016, respectively.  In addition, as compensation for his services on the Board, Mr. Jones earned approximately $13,000 and $0 for the three months ended September 30, 2017 and 2016, respectively.  During the nine months ended September 30, 2017 and 2016, Mr. Jones earned approximately $164,000 and $197,000, respectively in connection with his duties as Executive Vice President.  Mr. Jones also received approximately $85,000 and $79,000 during the nine months ended September 30, 2017 and 2016, respectively, as payment of his annual bonus compensation for the previous fiscal years.  In addition, as compensation for his services on the Board, Mr. Jones earned $25,500 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

During each of the three and nine month periods ending September 30, 2017 and 2016, Kevin Johnson was a director and shareholder of the Company.  In May of 2017, the Company engaged Mr. Johnson to provide services as a consultant.  This engagement ended in June of 2017.  In connection with his role as a consultant, Mr. Johnson earned approximately $0 and $0 for the three months ended September 30, 2017 and 2016, respectively.  In addition, as compensation for his services on the Board, Mr. Johnson earned approximately $14,000 and $15,000, for the three months ended September 30, 2017 and 2016, respectively and approximately $44,000 and $45,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, the Company had laboratory locations in Aliso Viejo and Fresno, CA; Tampa and Fort Myers, FL; Houston, TX and Nashville, TN.  The Company currently offers the following types of genetic and molecular testing services:

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

In 2016, we began work on our next generation Laboratory Information System (“LIS”) and our information technology team is working to complete the LIS for certain key areas of our Pharma Services division in 2017.  We believe the new LIS will help to drive improvements in several laboratory areas and will allow for further automation and operational efficiencies.  The new LIS will also meet the stringent requirements of our Pharma Services clients and will enable these clients the ability to track each step through the laboratory process.  On June 30, 2017, we began using this new system in certain areas of our Pharma Services business and we will continue to roll it out.  Once all of the Pharma Services testing is on the new LIS, we intend to begin using it in our Clinical Testing division.

We have renovated our Aliso Viejo, CA laboratory and are currently working on the expansion of our Houston, TX facility which we expect to complete by the end of the first quarter of 2018.  We completed the consolidation of our Irvine Lab facility into the Aliso Viejo Lab facility, and we fully vacated the Irvine facility on April 30, 2017.  We have also completed the sale of PathLogic on August 1, 2017 and therefore no longer have a laboratory in West Sacramento, CA.  We expect these changes in our business to result in additional capacity, economies of scale and operating efficiencies.

Accelerate Profitable Growth

Our plans for 2017 include many initiatives to continue our strong organic growth by gaining market share, introducing new tests, and expanding our Pharma business.  Through the acquisition of Clarient we have significantly expanded our Pharma Services business, and plan to develop it further by creating an international presence and incorporating new technologies.  Also, as a result of the Clarient acquisition, we have expanded our sales team and now offer our services in geographic areas where we did not previously have sales representation.  We believe our highly trained sales team has been successful in competing against other laboratories because of our exceptional service levels, and because we have one of the broadest and most comprehensive test menus in our industry. Our broad menu of molecular and immunohistochemistry testing has helped make us a “one stop shop” for many clients who like the fact that all of their testing can be sent to one laboratory.

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

Our growth has also been aided by strong client retention.  We believe our client retention success is due to our strong service levels, our tech-only service offerings, and a culture of customer focus in which our engaged employees seek to deliver highest customer satisfaction possible.   Our strong service levels are reinforced by a disciplined management process with a system of detailed measures and metrics to ensure committed turnaround times and customer service.  Our broad menu of molecular and immunohistochemistry testing has helped make us a “one stop shop” for many clients who like the fact that all of their testing can be sent to one laboratory.

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

Our NeoLAB (Liquid Biopsy) Prostate cancer test which is performed on blood plasma and urine rather than on prostate tissue biopsies is currently available as a Laboratory Developed Test and we have received clinical orders for it.  There are two goals for this test: 1) to diagnose the presence of cancer in patients and 2) to distinguish high-grade from low-grade cancer in patients with prostate cancer.  We are working to gain reimbursement for this test which we believe could significantly increase the acceptance and the number of test orders we receive for this important test.

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

World-class Medical and Scientific Team

Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology.  As of September 30, 2017, we employed, or are contracted with, approximately 28 full-time M.D.s and Ph.Ds.  The addition of Clarient’s pathology team has added increased depth to our medical team, and has enhanced our ability to service a wider range of specialties.

Extensive Tech-Only Service Offerings

We currently have the most extensive menu of tech-only FISH services in the country as well as extensive and advanced tech-only flow cytometry and IHC testing services.  These types of testing services allow the professional interpretation component of a test to be performed and billed separately by our physician clients.  Our FISH, flow cytometry and other tech-only service offerings allow properly trained and credentialed community-based pathologists to extend their own practices by performing professional interpretations services, which allows them to better service the needs of their local clientele without the need to invest in the lab equipment and personnel required to perform the technical component of genetic and molecular testing.

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

Geographic Locations

Many high complexity laboratories within the cancer testing niche have frequently operated a core facility on either the West Coast or the East Coast of the United States to service the needs of their customers around the country. We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence. We have six facilities including three large laboratory locations in Fort Myers, Florida, Aliso Viejo, California and Houston Texas.  We also have three smaller laboratory locations in Fresno, California, Nashville, Tennessee and Tampa, Florida. Our objective is to “operate one lab with multiple locations” in order to deliver standardized, high quality, test results. We have completed renovations in our Aliso Viejo facility and have successfully transitioned all Irvine employees and tests into the much larger Aliso Viejo laboratory during late March 2017.  We are also working to expand our Houston, Texas facility in order to increase capacity and plan to complete this expansion by the end of the first quarter of 2018.  In addition, our new lab in Geneva, Switzerland is fully operational with a grand opening planned for early November of 2017.  We intend to continue to develop and open new laboratories and/or expand our current facilities as market situations dictate and business opportunities arise.

Scientific Pipeline

In the past few years our field has experienced a rapid increase in tests that are tied to specific genomic pathways. These predictive tests are typically individualized for a small sub-set of patients with a specific subtype of cancer. The therapeutic target in the genomic pathway is typically a small molecule found at the level of the cell surface, within the cytoplasm and/or within the nucleus. These genomic pathways, known as the “Hallmarks of Cancer”, contain a target-rich environment for small-molecule anti-therapies. These anti-therapies target specific mutations in the major cancer pathways such as the Proliferation Pathway, the Apoptotic Pathway, the Angiogenic Pathway, the Metastasis Pathway, and the Signaling Pathways and Anti-Signaling Pathways.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Seasonality

The majority of our testing volume is dependent on patients being treated by hematology/oncology professionals and other healthcare providers. The volume of our testing services generally declines modestly during the summer vacation season, year-end holiday periods and other major holidays, particularly when those holidays fall during the middle of the week. In addition, the volume of our testing tends to decline due to extreme adverse weather conditions, such as excessively hot or cold spells, heavy snow, hurricanes or tornados in certain regions, consequently reducing revenues and cash flows in any affected period. During the third quarter of 2017, Hurricane Harvey forced the closure of our Houston laboratory for three days and Hurricane Irma forced the closure of our Fort Myers facility for five days.  Therefore, comparison of the results of successive periods may not accurately reflect trends for future periods.

Please see the section captioned Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016; as filed with the SEC on March 14, 2017 for a detailed description of our business.

Results of Operations for the Three and Nine Months Ended September 30, 2017 as Compared to the Three and Nine Months Ended September 30, 2016

The following table presents the consolidated statements of operations as a percentage of revenue:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	54.3%	55.0%	54.3%	54.7%
Gross Profit	45.7%	45.0%	45.7%	45.3%
Operating expenses:
General and administrative	36.9%	31.3%	35.0%	30.4%
Research and development	2.0%	1.6%	1.6%	2.0%
Sales and marketing	10.4%	9.8%	9.7%	9.9%
Loss on sale of Path Logic	1.7%	—	0.6%	—
Total operating expenses	51.0%	42.7%	46.9%	42.3%
Income (loss) from operations	(5.3)%	2.3%	(1.2)%	3.0%
Interest expense, net	2.2%	2.4%	2.2%	2.5%
Net income (loss) before income taxes	(7.5)%	(0.1)%	(3.4)%	0.5%
Income tax (benefit) expense	0.5%	0.0%	(0.3)%	0.3%
Net income (loss)	(8.0)%	(0.1)%	(3.1)%	0.2%

The following table presents consolidated net revenue by type for the periods indicated ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Clinical testing	$56,186	$55,739	$447	1%	$172,668	$166,674	$5,994	4%
Pharma Services	6,866	5,022	1,844	37%	18,150	16,919	1,231	7%
Total Revenue	$63,052	$60,761	$2,291	4%	$190,818	$183,593	$7,225	4%

Revenue

Clinical testing revenue increased for both the three and nine month periods ending September 30, 2017 as compared to the same periods in 2016.  Testing volumes also increased in our clinical genetic testing business by approximately 16.6% and 16.0% for the three and nine month periods ended September 30, 2017, respectively.  The increases in revenue and volume were due to strong growth in molecular and histology testing as well as growth in immuno-histochemistry tests due to demand for the PD-L1 test as a result of the FDA approving Pembrolizumab (Keytruda) in October 2016 as first-line treatment for PD-L1 positive non-small cell lung cancer.  We have also seen accelerating growth in flow cytometry and FISH.  While revenues and volumes increased quarter over quarter and year over year, we believe the impact of hurricanes Harvey and Irma depressed our revenues by approximately $1.0 million and volumes by approximately 1.5% during the third quarter of 2017.  Our sales team has largely finished integration related

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

activities, which was a distraction from their efforts to sell new business.  We believe the team can now be re-focused on growth and selling the benefits of the combined company.

Pharma Services revenue increased approximately 37% and 7% for the three and nine month periods ended September 30, 2017 as compared to the same periods in 2016.  In addition, our backlog of signed contracts has continued to grow from $46.5 million as of June 30, 2017 to $58.0 million as of September 30, 2017.  We expect this backlog to result in higher revenues in future quarters.  We also expect to see growth in our Pharma Services division due to our international expansion into Geneva, Switzerland.  This facility will be operational in the fourth quarter of 2017 and already has a backlog of approximately $1.5 million.

Revenue was also impacted due to an error that we identified during an internal analysis in the third quarter of 2017.  The error impacted revenue reported in our Form 10-K for the year ended December 31, 2016, Form 10-Q for the quarter ended March 31, 2017 and Form 10-Q for the quarter ended June 30, 2017.  Specifically, we determined that certain unbillable tests were inadvertently included in the revenue accrual recorded for these periods.  The Company assessed the extent of this error and it was corrected in the third quarter of 2017, resulting in an understatement of revenue of $2.4 million and $0.6 million for the three and nine months ended September 30, 2017, respectively.  See Item 4. Controls and Procedures for additional details regarding this error.

The following table shows clinical genetic testing revenue, cost of revenue, requisitions received and tests performed for the three and nine months ended September 30, 2017 and 2016.  This data excludes tests performed for Pharma customers and tests performed by Path Logic, which was sold on August 1, 2017.  Testing revenue and cost of revenue are presented in thousands below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Requisitions received (cases)	98,031	90,297	8.6%	291,806	269,916	8.1%
Number of tests performed	163,289	140,089	16.6%	482,476	415,815	16.0%
Average number of tests/requisition	1.67	1.55	7.4%	1.65	1.54	7.3%

Total clinical genetic testing revenue	$55,772	$53,887	3.5%	$168,999	$160,886	5.0%
Average revenue/requisition	$568	$597	(4.7%)	$579	$596	(2.8%)
Average revenue/test	$342	$385	(11.2%)	$350	$387	(9.5%)

Cost of revenue	$29,652	$28,578	3.8%	$87,889	$85,499	2.8%
Average cost/requisition	$302	$316	(4.4%)	$301	$317	(4.9%)
Average cost/test	$181	$204	(11.0%)	$182	$206	(11.4%)

We continue to realize growth in our clinical testing revenue which we believe is the direct result of our efforts to innovate by developing and maintaining one of the most comprehensive cancer testing menus in the industry.  Our broad test menu enables our sales teams to identify opportunities for increasing revenues from existing clients and allows us to gain market share from competitors. New immuno-histochemistry tests such as Micro Satellite Instability, DNA Mismatch Repair, PD1 and PD-L1 have continued to show solid growth and have increased our volume and revenue growth in the third quarter.  We believe the field of immuno-therapy will continue to show substantial growth in coming years and our ability to offer multi-modality testing in one lab will allow us to capitalize on this increased demand.

Average revenue per test decreased for both the three and nine month periods ended September 30, 2017 as compared to the corresponding periods in the previous year.  These decreases are primarily due to the change in test mix, specifically the increase in PD-L1 testing which has a lower average unit price (“AUP”) than our overall Company AUP.  The 19% Medicare cut in Flow Cytometry reimbursement as a result of the 2017 Medicare Physician Fee Schedule also contributed to the lower revenue per test.

These decreases to our average revenue per test were offset by our higher volumes and reductions in cost per test.  The cost per test reductions were partially a result of the change in test mix, specifically the higher mix of lower cost histology tests.  In addition, we continue to have success in reducing costs in the laboratory as synergies are being realized from the consolidation of our Irvine and Aliso Viejo, California laboratories.  We have also seen a reduction in send-out costs, as our extensive menu makes it rare for us to need to send a test to another laboratory.

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

The consolidated cost of revenue and gross profit metrics are as follows ($ in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
Consolidated	2017	2016	$ Change	2017	2016	$ Change
Cost of revenue	$34,242	$33,416	$826	$103,634	$100,471	$3,163
Cost of revenue as a % of revenue	54.3%	55.0%		54.3%	54.7%
Gross Profit	$28,810	$27,345	$1,465	$87,184	$83,122	$4,062
Gross Profit Margin	45.7%	45.0%		45.7%	45.3%

Consolidated cost of revenue in dollars increased for the three and nine months ended September 30, 2017 when compared to the same periods in 2016 while cost of revenue as a percentage of revenue decreased slightly year-over-year.  These increases in cost of revenue are largely due to the increase in our testing volumes and additional costs incurred with the consolidation of our two largest testing facilities in southern California, specifically increased overtime and associated costs.

Gross profit margin increased slightly for both the three and nine months ended September 30, 2017, as compared to the same period last year.  These increases were achieved despite the reduction in our revenue per test over these time periods.  We were able to increase gross profit margin due to our laboratories processing the increased test volumes more efficiently.  We had only limited staffing increases in the laboratory to handle the increased volumes, and our laboratory teams have been extremely focused on reducing their cost per test across all departments. As a result of the correction of the aforementioned error in the third quarter of 2017, gross profit was understated by $2.4 million and $0.6 million for the three and nine months ended September 30, 2017, respectively.

General and Administrative Expenses

General and administrative expenses consist of employee-related costs (salaries, fringe benefits, and stock based compensation expense) for our billing, finance, human resources, information technology and other administrative personnel. We also allocate professional services, facilities expense, IT infrastructure costs, bad debt expense, depreciation, amortization and other administrative-related costs to general and administrative expenses.

Consolidated general and administrative expenses for the periods presented are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2017	2016	$ Change	2017	2016	$ Change
General and administrative	$23,267	$19,025	$4,242	$66,743	$55,810	$10,933
As a % of revenue	36.9%	31.3%		35.0%	30.4%

The increase in our general and administrative expenses for the three and nine months ended September 30, 2017 compared to the same periods in 2016 was largely due to increased expenses in the following areas:  bad debt, professional fees and personnel fees (including stock based compensation).

Bad debt expense for the three months ended September 30, 2017 increased by approximately $2.3 million when compared to the same period in 2016.  Bad debt as a percentage of revenue was 7.9%, which was higher than last year’s rate of 4.5%.  Bad debt expense for the nine months ended September 30, 2017 increased by approximately $4.8 million when compared to the same period in 2016.  Bad debt as a percentage of revenue was 6.8%, which was higher than last year’s rate of 4.5%.  The increases in bad debt for both periods are primarily related to changes in payer dynamics including pre authorization denials as well as increased denials for next generation sequencing tests and disease specific multi-gene panels.  In addition, there was an impact from the integration of Clarient into our billing system, which began in July of 2016. Clarient had higher bad debt rates than did NeoGenomics’ legacy business.   Billings of the legacy Clarient billing system have now been either fully collected or written off.  The performance of our billing team was also impacted by the integration which ultimately contributed to certain receivables not being collected and increased bad debt expense.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Professional fees increased by approximately $616,000 for the three months ended September 30, 2017 and $1.4 million for the nine months ended September 30, 2017 when compared to the same periods in 2016, primarily due to fees in 2017 related to the Pharma Services facility in Geneva, Switzerland opening in November of 2017 and an increase in legal reserves for the three months ended September 30, 2017 related to a lawsuit brought against Clarient.

Payroll expenses increased for the three and nine months ended September 30, 2017 when compared to the same periods in 2016.  This increase is partially due to additional staff hired for certain functions such as billing, IT and accounts payable that were performed by outside vendors or by General Electric in early 2016 under the Clarient “Transition Services Agreement”.  We have also seen an increase in stock based compensation which has increased from $3.5 million for the nine months ended September 30, 2016, to $5.0 million for the nine months ended September 30, 2017.  This increase is due to the increase in NeoGenomics stock price as well as increase in stock option grants and restricted stock awards.

We expect our general and administrative expenses to increase as we add personnel and equity-related compensation expenses, increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and backup systems; incur additional bad debt expense as sales increase and as we continue to expand our physical infrastructure to support our anticipated growth.  A significant portion of our stock based compensation is for non-employee options which are subject to variable accounting, and our expenses will fluctuate based on the performance of our common stock.  A rise in the price of our stock will increase our stock compensation expense, and a decline in our stock price will reduce this expense.  However, we anticipate that general and administrative expenses as a percentage of consolidated revenue will drop over the coming years as we continue to grow.

Research and Development Expenses

Research and development expenses relate to cost of developing new proprietary and non-proprietary genetic tests, including payroll and payroll related costs, maintenance and depreciation of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.

Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2017	2016	$ Change	2017	2016	$ Change
Research and development	$1,270	$967	$303	$3,080	$3,719	$(639)
As a % of revenue	2.0%	1.6%		1.6%	2.0%

Research and development expense increased for the three months ended September 30, 2017 as compared to the same period in 2016.  This increase is attributable to non-employee stock options which are subject to variable accounting and the increase in our stock price during the third quarter of 2017.  Excluding stock based compensation expense of approximately $531,000 and $187,000 for the three months ended September 30, 2017 and 2016, research and development expense was approximately $739,000 and $780,000.  This decrease is largely due to a decrease in amortization expense for the Health Discovery Corporation license agreements which were being amortized as intangible assets, but were fully impaired in the fourth quarter of 2016.

Research and development expense decreased for the nine months ended September 30, 2017 as compared to the same period in 2016.  This decrease is partially attributable to the reduction in the balance of unvested options outstanding in 2017 as compared to 2016 in addition to the decrease in amortization expense for the Health Discovery Corporation license agreements.  Excluding stock based compensation expense of approximately $858,000 and $550,000 for the nine months ended September 30, 2017 and 2016, research and development expense was approximately $2.2 million and $3.2 million.  The increase in stock based compensation recorded in G&A expense is attributable to non-employee stock options which are subject to variable accounting and the increase in our stock price during the third quarter of 2017.

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

Sales and Marketing Expenses

Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2017	2016	$ Change	2017	2016	$ Change
Sales and marketing	$6,577	$5,958	$619	$18,466	$18,084	$382
As a % of revenue	10.4%	9.8%		9.7%	9.9%

Sales and marketing expenses increased for both the three and nine months ended September 30, 2017 as compared to the same period in 2016.  This increase is primarily attributable to higher commissions due to our increase in revenues. We expect higher commissions expense in the coming quarters as the sales representatives’ focus on generating new business and increasing revenue.  In addition, we have increased our investment in marketing related activities in 2017 including trade shows and on-line marketing.  We expect our sales and marketing expenses over the long term to increase as our test volumes increase, but to remain stable as a percentage of our overall sales.

Interest Expense, net

Interest expense, net is comprised of interest incurred on our term debt, revolving credit facility and our capital lease obligations offset by the interest income we earn on cash deposits.  Interest expense, net decreased in both the three and nine month periods ending September 30, 2017 compared to the same periods in 2016. The decreases in interest expense, net of $70,000 for the three month period and $336,000 for the nine month period reflect the significantly lower borrowing rate in the Loan Agreement entered into in December of 2016.  Due to these lower interest rates, while total borrowings have been higher in 2017 compared to 2016, interest expense has been lower.  In addition, we have entered into a swap agreement to hedge a significant portion of the interest on our term loan, however part of that loan is not hedged and will continue to fluctuate as the LIBOR rates change.

Net Income

The following table provides consolidated net loss available to common stockholders for each period along with the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2017:

	Three Months Ended September 30 ,		Nine Months Ended September 30 ,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net loss available to common shareholders	$(7,751)	$(5,634)	$(13,653)	$(16,200)
Basic weighted average shares outstanding	79,617	78,145	79,208	77,224
Effect of potentially dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	79,617	78,145	79,208	77,224
Basic net loss per share	$(0.10)	$(0.07)	$(0.17)	$(0.21)
Diluted net loss per share	$(0.10)	$(0.07)	$(0.17)	$(0.21)

Non-GAAP Measures

Use of non-GAAP Financial Measures

The Company’s financial results are provided in accordance with accounting principles generally accepted in the United States of America (GAAP) and using certain non-GAAP financial measures.  Management believes that presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors and facilitates the analysis of the Company’s operating results and comparison of operating results across reporting periods and between entities. Management also uses non-GAAP financial measures for financial and operational decision making, planning and forecasting purposes and to manage the Company’s business. Management believes that Adjusted EBITDA is a key metric for our business because it is used by our lenders in the calculation of our debt covenants.  Management also believes that these non-GAAP financial measures enable investors to evaluate our operating results and future prospects in the same manner as management.  The non-GAAP financial measures do not replace the presentation of GAAP financial results and should only be used as a supplement to, and not as a substitute for, the Company’s financial results presented in accordance with GAAP.  There are limitations inherent in non-GAAP financial measures because they exclude charges and credits that are required to be included in a GAAP presentation, and do not therefore present the full measure of the Company’s recorded costs against its net revenue.  In addition, the Company’s definition of the non-GAAP financial measures below may differ from non-GAAP measures used by other companies.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Definitions of non-GAAP measures

Non – GAAP EBITDA

We define “EBITDA” as net income from continuing operations before: (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense.

Non – GAAP Adjusted EBITDA

We define “Adjusted EBITDA” as net income from continuing operations before: (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, (iv) non-cash, stock-based compensation expense, and if applicable in a reporting period (v) acquisition-related transaction expenses and other significant non-recurring or non-operating (income) or expenses.

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

•

Loss on sale of business - The impact of disposals of assets or businesses have been excluded as these losses represent infrequent transactions that impact the comparability between operating periods. We believe the adjustment of these losses supplements the GAAP information by providing a measure that may be used to assess the sustainability of our operating performance.

•

Moving expenses – These expenses include costs associated with the move of our Irvine, California facility into our Aliso Viejo facility.  Irvine was the former NeoGenomics laboratory in Southern California and was eight miles from Clarient’s much larger facility in Aliso Viejo.  After investing in updating and redesigning the Aliso Viejo facility, we combined the

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

two facilities in March of 2017.  Equipment had to be moved and re-validated in the new location.  There was also significant overtime and investment of resources to coordinate the move project.  Our Irvine, California lease terminated on April 30, 2017 and we also incurred costs in cleaning out and restoring that facility to its original state.  We are adjusting for these costs in Adjusted EBITDA as the move was the direct result of the Clarient acquisition and will not be an annually recurring item.  Without adjusting for these expenses, the Company believes it would be difficult to compare financial results from operations across reporting periods on a consistent basis.

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

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net income (loss) (GAAP)	$(5,100)	$(67)	$(5,797)	$500
Adjustments to net income (loss):
Interest expense, net	1,398	1,468	4,173	4,509
Income tax expense (benefit)	340	(6)	(539)	500
Amortization of intangibles	1,751	1,818	5,201	5,454
Depreciation	3,833	4,222	11,739	11,550
EBITDA	2,222	7,435	14,777	22,513
Further Adjustments to EBITDA:
Non-cash stock based compensation	2,760	1,686	5,812	4,024
Loss on sale of business	1,058	-	1,058	-
Facility moving expenses	5	-	620	-
Adjusted EBITDA (non-GAAP), as originally reported	6,045	9,121	22,267	26,537
Impact of accounting error	2,430	-	551	-
Adjusted EBITDA (non-GAAP), as corrected	$8,475	$9,121	$22,818	$26,537

As discussed above and in Item 4, revenue recognized from the fourth quarter of 2016 through the second quarter of 2017 was impacted due to an error relating to revenue accrued for unbilled tests. We assessed the extent of this error and it was corrected in the third quarter of 2017, resulting in a reduction of revenue, and thus a corresponding reduction in Adjusted EBITDA of $2.4 million and $0.6 million for the three and nine months ended September 30, 2017, respectively. See Item 4. Controls and Procedures for additional details regarding this error.

Trade Accounts Receivable and Allowance for Doubtful Accounts

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

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables present the Company’s gross outstanding accounts receivable ($ in thousands) by payer group at September 30, 2017 and December 31, 2016:

AGING OF RECEIVABLES BY PAYER GROUP

September 30, 2017

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client AR - Pharma	$5,708	8%	$1,367	2%	$217	0%	$249	0%	$373	1%	$7,914	11%
Client AR - Clinical	12,850	17%	8,797	12%	3,146	4%	2,268	3%	4,105	6%	31,166	42%
Total Client AR	18,558		10,164		3,363		2,517		4,478		39,080
Commercial Insurance	1,045	1%	1,815	3%	1,410	2%	1,493	2%	10,359	14%	16,122	22%
Medicaid	113	0%	289	1%	212	0%	278	0%	961	1%	1,853	2%
Medicare	898	1%	1,354	2%	900	1%	971	1%	5,615	8%	9,738	13%
Private Pay	-	0%	-	0%	-	0%	-	0%	-	0%	-	0%
Unbilled Revenue	6,110	9%	248	0%	34	0%	28	0%	447	1%	6,867	9%
Total	$26,724	36%	$13,870	20%	$5,919	7%	$5,287	6%	$21,860	31%	$73,660	100%

AGING OF RECEIVABLES BY PAYER GROUP

December 31, 2016

Payer Group	0-30%		31-60%		61-90%		91-120%		>120%		Total	%
Client AR - Pharma	$2,752	4%	$629	1%	$305	0%	$1,191	2%	$421	1%	$5,298	8%
Client AR - Clinical	10,023	15%	5,891	8%	3,226	5%	1,678	2%	4,808	7%	25,626	37%
Total Client AR	$12,775		$6,520		$3,531		$2,869		$5,229		$30,924
Commercial Insurance	913	1%	1,947	3%	2,045	3%	1,824	3%	11,325	16%	18,054	26%
Medicaid	88	0%	203	0%	198	0%	180	0%	301	1%	970	1%
Medicare	840	1%	1,300	2%	779	1%	601	1%	3,167	5%	6,687	10%
Private Pay	16	0%	7	0%	10	0%	10	0%	(4)	0%	39	0%
Unbilled Revenue	10,066	15%	1,250	2%	654	1%	225	0%	342	0%	12,537	18%
Total	$24,698	36%	$11,227	16%	$7,217	10%	$5,709	8%	$20,360	30%	$69,211	100%

The following table represents the balance in allowance for doubtful accounts (in thousands) and that allowance as a percentage of gross accounts receivable at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016	$ Change
Allowance for doubtful accounts	$10,937	$13,699	$(2,762)
Allowance as a % of gross accounts receivable	14.8%	19.8%
Days Sales Outstanding	91	84

The allowance for doubtful accounts as well as the allowance as a percentage of gross accounts receivable has decreased for the period ended September 30, 2017 as compared to the period ended December 31, 2016.  In December of 2016, due to the Clarient acquisition and integrated related activities; NeoGenomics did not perform a year-end write off of uncollectible receivables as had been done in previous years which resulted in a higher balance in accounts receivable and the allowance as of December 2016.  The decreases are also due to changes in the timing of when items are written off and decisions to accelerate certain write-offs in 2017.  In 2017, our mix of client billed accounts receivable has increased substantially which tends to lower our allowance as a percentage of gross receivables since client billed accounts receivable have historically had a lower percentage of bad debt than commercial insurance.

Days Sales Outstanding (“DSO”) has increased from 84 days at December 31, 2016 to 91 days as of September 30, 2017.  The increase in DSO was partially attributable to an increase in client billed accounts receivable during the third quarter of 2017.  Additionally Pharma Services DSO’s were 93 days on December 31, 2016 compared to 104 days on September 30, 2017.

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash generated thorough operations, public and private sales of equity securities, borrowings against our accounts receivables balances and private debt.

The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 as well as the period ended cash and cash equivalents and working capital (in thousands).

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$12,278	$21,718
Investing activities	(10,167)	(5,328)
Financing activities	(2,425)	(10,875)
Net change in cash and cash equivalents	(314)	5,515
Cash and cash equivalents, beginning of period	$12,525	$23,420
Cash and cash equivalents, end of period	$12,211	$28,935
Working Capital (1), end of period	$45,633	$57,167

(1) Defined as current assets less current liabilities.

Cash Flows from Operating Activities

During the nine months ended September 30, 2017, cash flows from operating activities was $12.3 million, a $9.4 million decrease compared to the same period in 2016.  The decrease was primarily due to an $11.5 million increase in our accounts receivable partially offset by increases in accrued expenses.  Our receivables have increased over this period due to growth as well as our higher DSO.  We have experienced reimbursement delays due to changes in payer dynamics for Medicare and insurance companies, specifically the increase in these payers requiring pre-authorization and the additional time it may take to get the required authorizations.  We have enhanced procedures in our labs to identify requisitions that require pre-authorizations and also educate our clients in order to secure pre-authorizations before the samples arrive in our lab.

Cash Flows from Investing Activities

During the nine months ended September 30, 2017, cash used in investing activities increased by approximately $4.8 million compared to the same period in 2016.  This increase was due to equipment purchases and building improvements, which were necessary to support our continued growth and efficiency.  Specifically, we have remodeled and upgraded our laboratory facilities in Aliso Viejo, California, expanded our Houston, Texas facility, invested in additional laboratory equipment to accommodate our growth and update existing equipment that was acquired with the purchase of Clarient.  Our Geneva laboratory was substantially finished at the end of the third quarter of 2017 and we have made significant investments in this laboratory facility.  We have also invested in a new trade show booth as well as upgrades to our IT security environment and our next generation Laboratory Information System (LIS).

Cash Flows from Financing Activities

During the nine months ended September 30, 2017, cash flows from financing activities decreased by approximately $8.5 million compared to the same period in 2016, primarily due to a $10.0 million repayment on our 2016 revolving credit facility in the first quarter of 2016.  The decrease also reflects $5.0 million in advances on our revolving credit facility during the first quarter of 2017, partially offset by a $2.5 million repayment on our revolving credit facility during the third quarter of 2017. The 2016 revolving credit facility was originally used to finance the acquisition of Clarient.

Cash flows from financing activities also include cash received for the issuance of our common stock upon exercise of stock options as well as cash received to purchase shares of our common stock through the Employee Stock Purchase Plan.  These sources of cash were offset in 2017 as we made three quarterly repayments of $0.9 million each on our Term Loan as well as payments for various capital lease obligations in both 2016 and 2017.  We will continue to have quarterly term loan repayments of $0.9 million in the fourth quarter of 2017 and throughout 2018.

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

Liquidity Outlook

We had approximately $12.2 million in cash and cash equivalents as of September 30, 2017.  In addition, we have a revolving credit facility which provides for up to $75 million in borrowing capacity of which at September 30, 2017, based on our level of adjusted EBITDA, approximately $9.3 million was available.  We believe that the cash on hand, available credit lines and positive cash flows generated from operations will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months from the issuance of these financial statements.

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

Capital Expenditures

We currently forecast capital expenditures in order to execute on our business plan and keep up with the growth in our testing volumes, although the actual amount and timing of such capital expenditures will ultimately be determined by the volume of our business.  We currently anticipate that our capital expenditures for the year ended December 31, 2017 will be in the range of $16.0 million to $18.5 million.  During the nine months ended September 30, 2017, we purchased approximately $10.2 million of capital equipment, software and leasehold improvements and an additional $3.2 million was acquired through capital lease obligations.  We have in the past funded and plan to continue funding these capital expenditures with capital lease financing arrangements, cash, and through bank loan facilities if necessary.

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

NEOGENOMICS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Related Party Transactions

Consulting Agreements

During each of the three and nine month periods ended September 30, 2017 and 2016, Steven C. Jones was an officer, director and shareholder of the Company.  In connection with his duties as Executive Vice President, Mr. Jones earned approximately $46,000 and $66,000 for the three months ended September 30, 2017 and 2016, respectively.  In addition, as compensation for his services on the Board, Mr. Jones earned approximately $13,000 and $0 for the three months ended September 30, 2017 and 2016, respectively.  During the nine months ended September 30, 2017 and 2016, Mr. Jones earned approximately $164,000 and $197,000, respectively in connection with his duties as Executive Vice President.  Mr. Jones also received approximately $85,000 and $79,000 during the nine months ended September 30, 2017 and 2016, respectively, as payment of his annual bonus compensation for the previous fiscal years.  In addition, as compensation for his services on the Board, Mr. Jones earned $25,000 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

During each of the three and nine month periods ending September 30, 2017 and 2016, Kevin Johnson was a director and shareholder of the Company.  In May of 2017, the Company engaged Mr. Johnson to provide services as a consultant, this engagement ended in June of 2017.  In connection with his role as a consultant, Mr. Johnson earned approximately $0 and $0 for the three months ended September 30, 2017 and 2016, respectively.  In addition, as compensation for his services on the Board, Mr. Johnson earned approximately $14,000 and $15,000, for the three months ended September 30, 2017 and 2016, respectively and approximately $44,000 and $45,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

NEOGENOMICS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. We are exposed to market risk associated with changes in the LIBOR interest rate and foreign currency exchange rates.  We regularly evaluate our exposure to such changes and may elect to minimize this risk through the use of interest rate swap agreements.  For further details regarding our significant accounting policies relating to derivative instruments and hedging activities, see Note B to our Consolidated Financial Statements included in our Annual Report on Form 10-K.  We do not have any material foreign operations or foreign sales and thus have limited exposure to foreign currency exchange rate risk.

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

As required by SEC Rule 15d-15, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, we concluded that disclosure controls and procedures were not effective at a reasonable assurance level as a result of a control deficiency that has been identified as a material weakness in our internal control over financial reporting.  This material weakness in our internal control over financial reporting and our remediation activities are described below.

Material Weakness in Internal Control over Financial Reporting

During an internal analysis conducted in the third quarter of 2017, we identified an error in the revenue reported in our Form 10-K for the year ended December 31, 2016, Form 10-Q for the quarter ended March 31, 2017 and Form 10-Q for the quarter ended June 30, 2017.  Specifically, we determined that certain unbillable tests were inadvertently included in the revenue accrual recorded for the periods beginning in the fourth quarter of 2016 through the second quarter of 2017.  These unbillable tests were worked through our laboratory, however we were unable to produce a final result on the sample.  The tests were reported back to the ordering physician as Quantity Not Sufficient (“QNS”) or Test Not Performed (“TNP”).  Although we incur costs attempting to test these QNS and TNP samples, and often attempt to get a result more than once, we cannot bill payors for any tests in which a full result is not reported.  As a result of the inclusion of these unbillable tests in the monthly revenue accrual, revenue was overstated.  This error was corrected in the third quarter of 2017.

We have a policy of writing off any unbilled tests greater than six months old and many of these tests were written off via this process.  We assessed the extent of the error on each reported period.  As a result of the error, the net impact to revenue reported in the 10-K for the year ended December 31, 2016 has been determined to be immaterial.  The net impact of the error in the first quarter of 2017, resulted in an overstatement of revenue by approximately $1.7 million.  The net impact of the error in the second quarter of 2017, resulted in an overstatement of revenue by approximately $0.2 million.  As a result of the cumulative misstatement through the second quarter of 2017, we recorded a correcting entry in the amount of $1.3 million at the end of the third quarter of 2017. This correction, in addition to approximately $1.1 million in revenues that were reversed earlier in the quarter through the automatic six month write off process, resulted in a reduction of revenue by $2.4 million for the third quarter of 2017.

The management review control that should have detected this error was determined to be ineffective.  Management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting. Nonetheless, we have concluded that this material weakness does not require a restatement or change in our consolidated financial statements for any prior annual or interim period. We have taken certain remediation steps to address the material weakness referenced above, and to improve our internal control over financial reporting as described below.

•	We have filled the open position of Vice President and Principal Accounting Officer and we are providing additional resources to our finance team by actively recruiting for a Corporate Controller.

NEOGENOMICS, INC.

•	We are re-designing and implementing effective review and approval controls over the accurate recording, presentation, and disclosure of revenue
•	We have reviewed, identified and corrected errors in the recognition of revenue
•	We have established steps in our monthly closing process to improve our internal control over financial reporting. These steps include:
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, as noted above, we will be implementing changes to our internal control over financial reporting to address the material weakness described above.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is engaged in legal proceedings in the ordinary course of business.  We do not believe any current legal proceedings are material to our business. No material proceedings were terminated during the quarter ended September 30, 2017.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the for the year ended December 31, 2017; as filed with the SEC on March 14, 2017.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the  Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the  Consolidated Statements of Cash Flows and (iv) related notes

NEOGENOMICS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2017	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chief Executive Officer

	By:	/s/ George Cardoza
	Name:	George Cardoza
	Title:	Chief Financial Officer