Form 10-Q
period 2018-03-31
NEOGENOMICS INC
filed 2018-05-08
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of May 4, 2018, the registrant had 80,617,016 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to NeoGenomics, Inc., a Nevada corporation and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NEO”, “NeoGenomics Laboratories”), NeoGenomics Bioinformatics Inc., a Florida corporation, and Clarient, Inc., a Delaware corporation and its wholly owned subsidiary, Clarient Diagnostic Services, Inc. (together “Clarient”) (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), which are subject to the “safe harbor” created by those sections.  These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth under “Risk Factors” and in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K as filed with the SEC on March 13, 2018.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

ASSETS	March 31, 2018	December 31, 2017 (as adjusted)
Current assets
Cash and cash equivalents	$15,173	$12,821
Accounts receivable	58,129	60,427
Inventories	7,515	7,474
Other current assets	6,954	5,153
Total current assets	87,771	85,875
Property and equipment (net of accumulated depreciation of $44,024 and $40,530, respectively.	40,411	36,504
Intangible assets, net	72,751	74,165
Goodwill	147,019	147,019
Other assets	1,320	891
Total assets	$349,272	$344,454
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,048	$10,450
Accrued compensation	10,164	9,482
Accrued expenses and other liabilities	9,884	7,550
Short-term portion of capital leases and car loans	5,988	5,239
Short-term portion of loans	4,219	3,750
Total current liabilities	43,303	36,471
Long-term liabilities
Long-term portion of capital leases and car loans	6,515	5,303
Long-term portion of loans, net	65,208	66,616
Revolving credit facility, net	19,114	24,516
Long-term pharma contract liability	522	283
Deferred income tax liability, net	6,594	6,688
Total long-term liabilities	97,953	103,406
Total liabilities	141,256	139,877
Commitments and contingencies - see Note J
Redeemable convertible preferred stock
Series A Redeemable Convertible Preferred Stock, $0.001 par value, (50,000,000 shares authorized; 6,864,000 shares issued and outstanding)	35,471	32,615
Stockholders' equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 80,568,453 and 80,462,574 shares issued and outstanding, respectively)	81	80
Additional paid-in capital	232,039	230,030
Accumulated other comprehensive income	499	274
Accumulated deficit	(60,074)	(58,422)
Total stockholders’ equity	172,545	171,962
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$349,272	$344,454
 See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017 (as adjusted)
NET REVENUE
Clinical testing	$56,971	$52,907
Pharma Services	6,452	4,521
Total Revenue	63,423	57,428

COST OF REVENUE	36,120	34,480

GROSS PROFIT	27,303	22,948
Operating expenses:
General and administrative	17,067	17,018
Research and development	956	862
Sales and marketing	6,775	5,648
Total operating expenses	24,798	23,528
INCOME (LOSS) FROM OPERATIONS	2,505	(580)
Interest expense, net	1,486	1,364
Other income	(63)	—
Income (loss) before taxes	1,082	(1,944)
Income tax (benefit) expense	438	(779)
NET INCOME (LOSS)	644	(1,165)
Deemed dividends on preferred stock	1,003	894
Amortization of preferred stock beneficial conversion feature	1,853	1,672
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,212)	$(3,731)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	80,507	78,650
Diluted	80,507	78,650
 See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017 (as adjusted)
NET INCOME/LOSS	$644	$(1,165)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	(124)	—
Gain on effective cash flow hedge	623	—
Total other comprehensive income, net of tax	499	—
COMPREHENSIVE INCOME (LOSS)	$1,143	$(1,165)

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2018	2017 (as adjusted)
Net income (loss)	$644	$(1,165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,633	3,979
Amortization of intangibles	1,413	1,725
Amortization of debt issue costs	113	110
Gain on sale of assets	(7)	—
Non-cash stock based compensation	1,624	1,130
Changes in assets and liabilities, net:
(Increase) decrease in accounts receivable, net of write-offs	2,299	(5,741)
(Increase) decrease in inventories	(41)	283
(Increase) in prepaid expenses	(1,990)	(1,321)
(Increase) decrease in other current assets	(158)	6
Increase (decrease) in accounts payable, accrued and other liabilities	6,782	(692)
Net cash provided by (used in) operating activities	14,312	(1,686)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,666)	(3,007)
Net cash used in investing activities	(4,666)	(3,007)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facility, net	—	5,006
Repayment of capital lease obligations, loans	(1,394)	(1,263)
Repayment of term loan and revolving credit facility, net	(6,338)	(932)
Issuance of common stock	483	505
Payments of equity issue costs	—	(112)
Net cash (used in) provided by financing activities	(7,249)	3,204
Effects of foreign exchange rate changes on cash and cash equivalents	(45)	—
Net change in cash and cash equivalents	2,352	(1,489)
Cash and cash equivalents, beginning of period	12,821	12,525
Cash and cash equivalents, end of period	$15,173	$11,036

Supplemental disclosure of cash flow information:
Interest paid	$1,396	$1,257
Income taxes paid	$7	$5
Supplemental disclosure of non-cash investing and financing information:
Equipment acquired under capital lease/loan obligations	$3,355	$1,898
 See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note A – Nature of Business and Basis of Presentation

NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NeoGenomics Laboratories”), Clarient Inc. and its wholly-owned subsidiary Clarient Diagnostic Services, Inc. (“Clarient”), NeoGenomics Bioinformatics, Inc. and NeoGenomics Europe, SA (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories as well as providing clinical trial services to pharmaceutical firms.
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These accompanying consolidated financial statements include the accounts of the Parent and its subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.
Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these accompanying interim consolidated financial statements. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 13, 2018.
The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for any future periods. In the opinion of management, these unaudited consolidated financial statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein.

The Company reports its activities in two operating segments; the Clinical Services Segment and the Pharma Services Segment. These reportable segments deliver testing services to hospitals, pathologists, oncologists, clinicians, pharmaceutical firms and researchers and represent 100% of the Company’s consolidated assets, net revenues and net income (loss) for each period ended March 31, 2018 and December 31, 2017.  For further financial information about these segments see Note K.
Note B – Recently Adopted and Issued Accounting Guidance

Adopted

In May 2014, the FASB issued ASU 2014-09, which amends FASB Accounting Standards Codification by creating Topic 606, Revenues from Contracts with Customers.  This standard update calls for a number of revisions in the revenue recognition rules. The Company adopted this ASU on January 1, 2018 using a full retrospective method of adoption.  Under this method, the Company has restated its results for each prior reporting period presented as if ASC 606 had been effective for those periods.
The adoption of this standard required us to implement new revenue policies, procedures and internal controls related to revenue recognition.  In addition, the adoption resulted in enhanced financial statement disclosures surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. For further details, see Note C.
The new standard impacts each of our two reportable segments differently due to the transactional nature of the Clinical Services Division versus the generally long-term nature of our Pharma Services Division contracts.  The specific effect on our reportable segments is explained below:
Clinical Testing Revenue
Under the new standard, substantially all of our bad debt expense, which has historically been presented as part of general and administrative expense, is considered an implicit price concession and is reported as a reduction in revenue.  As a result of ASC 606, we reported a material cumulative reduction in clinical revenue from previously reported periods and a similar reduction in general and administrative expenses.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Pharma Testing Revenue
The adoption of ASC 606 also resulted in changes to the timing of revenue recognition related to Pharma Services contracts as certain individual deliverables such as study setup fees, for which revenue was previously recognized in the period when the deliverables were completed and invoiced, will be recognized over the remaining performance period under the new standard. Additionally, certain costs to obtain contracts, primarily for sales commissions, are capitalized when incurred and are amortized over the term of the contract. Under ASC 606, the Company is required to make estimates of the total transaction price per contract, including estimates of variable consideration and the number of performance obligations, and recognize the estimated amount as revenue as it transfers control of the product or performance obligations to its customers.  The estimation of total transaction price, number of performance obligations, variable consideration and the application of the related constraint, was not required under previous GAAP and requires the use of significant management judgment and estimates. The Company elected certain practical expedients as allowed under the standard including the following: contracts that began and ended within the same annual reporting period were not restated; contracts with variable consideration were estimated using the transaction price at the date the contract was completed; contract modifications that occurred prior to earliest reporting period have not been retrospectively restated but have rather been reflected as an aggregate adjustment in the earliest reporting period. The cumulative effect of this standard did not result in a material change to our Pharma Services revenue.
 ASC 606 Adoption Impact to Previously Reported Results
We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606.
Select condensed consolidated balance sheet line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	December 31, 2017
	As Reported	Impact of Adoption	As Adjusted
Other current assets	$4,241	$912	$5,153
Other assets	689	202	891
Total Assets	$343,340	$1,114	$344,454

Accrued expenses and other liabilities	$6,144	$1,406	$7,550
Long-term pharma contract liability	—	283	283
Deferred income tax liability, net	6,307	381	6,688
Stockholders' Equity	172,918	(956)	171,962
Total Liabilities and Stockholders' Equity	$343,340	$1,114	$344,454
Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	For the Three Months Ended March 31, 2017
	As Reported	Impact of Adoption	As Adjusted
Net Revenue
Clinical Testing	$56,690	$(3,783)	$52,907
Pharma Services	4,986	(465)	4,521
Total Revenue	$61,676	$(4,248)	$57,428
Gross Profit	$27,196	$(4,248)	$22,948

Total operating expenses	$27,311	$(3,783)	$23,528
Loss from Operations	(115)	(465)	(580)
Interest expense	1,364	—	1,364
Income tax (benefit) expense	(825)	46	(779)
Net Loss	$(654)	$(511)	(1,165)

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

In May 2017 the FASB issued ASU 2017-09, Compensation – Stock Compensation.  This standard provides guidance related to the scope of stock option modification accounting, to reduce diversity in practice and reduce cost and complexity regarding existing guidance. This update is effective for annual periods beginning after December 15, 2017.  The Company adopted this standard on January 1, 2018. The adoption of this standard did not have an impact on the consolidated financial statements.

In January 2017 the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other:  Simplifying the Test for Goodwill Impairment.  This standard eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This update is effective for annual and interim periods beginning after December 15, 2019.  The Company early adopted this standard on January 1, 2018. The adoption of this standard did not have an impact on the consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.  This standard clarifies how specific cash receipts and cash payments are classified and presented in the statement of cash flows. This update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.  The Company adopted this standard on January 1, 2018. The adoption of this standard did not have an impact on the consolidated financial statements.
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

Note C – Revenue Recognition and Contractual Adjustments
The Company has two operating segments for which it recognizes revenue; Clinical Services and Pharma Services. Our clinical services segment provides various clinical testing services to community-based pathology practices, hospital pathology labs and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government, and patients. Our Pharma Services segment supports pharmaceutical firms in their drug development programs by supporting various clinical trials and research.
Clinical Services Revenue
The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent. The performance obligation is satisfied and revenues are recognized once the diagnostic services have been performed and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience and other anticipated adjustments, including anticipated payer denials. Collection of consideration the Company expects to receive typically occurs within 30 to 60 days of billing for commercial insurance, Medicare and other governmental and self-pay payers and within 60 to 90 days of billing for client payers.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Pharma Services Revenue
The Company’s Pharma Services Division generally enters into contracts with pharmaceutical and biotech customers as well as other CROs to provide research and clinical trial services ranging in duration from one month to several years. The Company records revenue on a unit-of-service basis based on number of units completed and the total expected contract value. The total expected contract value is estimated based on historical experience of total contracted units compared to realized units as well as known factors on a specific contract-by-contract basis. Certain contracts include upfront fees, final settlement amounts or billing milestones that may not align with the completion of performance obligations. The value of these upfront fees or final settlement amounts is usually recognized over time based on the number of units completed, which aligns with the progress of the Company towards fulfilling its obligations under the contract. The Company also enters into other contracts, such as validation studies, for which the sole deliverable is a final report that is sent to sponsors at the completion of contracted activities. For these contracts, revenue is recognized at a point in time upon delivery of the final report to the sponsor. Any contracts that contain multiple performance obligations and include both units-of-service and point in time deliverables are accounted for as separate performance obligations and revenue is recognized as previously disclosed. The Company negotiates billing schedules and payment terms on a contract-by-contract basis. While the contract terms generally provide for payments based on a unit-of-service arrangement, the billing schedules, payment terms and related cash payments may not align with the performance of services and, as such, may not correspond to revenue recognized in any given period.
Amounts collected in advance of services being provided are deferred as contract liabilities on the balance sheet. The associated revenue is recognized and the contract liability is reduced as the contracted services are subsequently performed. Contract assets are established for revenue that has been recognized but not yet billed. These contract assets are reduced once the customer is invoiced and a corresponding account receivable is recorded. Additionally, certain costs to obtain contracts, primarily for sales commissions, are capitalized when incurred and are amortized over the term of the contract. Amounts capitalized for contracts with an initial contract term of twelve months or less are classified as current assets and all others are classified as non-current assets.
Most contracts are terminable by the customer, either immediately or according to advance notice terms specified within the contracts.  All contracts require payment of fees to the Company for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract.

The following table summarizes the values of contract assets, capitalized commissions and contract liabilities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Current pharma contract asset	$821	$541
Long-term pharma contract asset	140	31
Total pharma contract asset	$961	$572

Current pharma capitalized commissions	$436	$371
Long-term pharma capitalized commissions	213	171
Total pharma capitalized commissions	$649	$542

Current pharma contract liability	$2,193	$1,406
Long-term pharma contract liability	522	283
Total pharma contract liability	$2,715	$1,689

There were no significant changes to the contract assets and capitalized commissions for the three months ended March 31, 2018 and related amortization for the periods presented was not significant. Pharma contract liabilities increased $1.0 million from December 31, 2017, or 61%, primarily due to an increase in volume of Pharma contracts in process. Revenue recognized for the three months ended March 31, 2018 and March 31, 2017 related to pharma contract liability balances outstanding at the beginning of the period were $0.9 million and $0.3 million, respectively.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The amount of existing performance obligations under long-term contracts as defined by ASC 606, which were unsatisfied as of March 31, 2018, was $51.1 million. We expect to recognize approximately 45% of these remaining performance obligations as revenue in the next 12 months and the balance thereafter. The Company applied the practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The unsatisfied existing performance obligations under long-term contracts as defined by ASC 606 differs from backlog in that it does not include wholly unperformed contracts where the promised consideration is variable and/or the application of other practical expedients.
Disaggregation of Revenue
The Company considered various factors for both its Clinical Services and Pharma Services segments in determining appropriate levels of homogenous data for its disaggregation of revenue, including the nature, amount, timing and uncertainty of revenue and cash flows. For Clinical Services, the categories identified align with our type of customer due to similarities of billing method, level of reimbursement and timing of cash receipts at this level. Pharma Services revenue was not further disaggregated as substantially all of our revenue relates to contracts with large pharmaceutical and biotech customers as well as other CROs for which the nature, timing and uncertainty of revenue and cash flows is similar and primarily driven by individual contract terms.
The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

	Three Months Ended March 31,
	2018	2017
Clinical Services:
Client direct billing	$38,530	$33,630
Commercial Insurance	10,326	11,436
Medicare and Medicaid	8,084	7,818
Self-Pay	31	22
Total Clinical Services	$56,971	$52,906
Pharma Services:	6,452	4,521
Total Revenue	$63,423	$57,427
Note D – Goodwill and Intangible Assets
Goodwill as of March 31, 2018 and December 31, 2017 was $147.0 million.  There were no changes in the carrying amount of goodwill during these periods.

Intangible assets as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

		March 31, 2018
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	156 - 180 months	$85,068	$12,336	$72,732
Non-Compete Agreement	36 months	26	7	19
Total		$85,094	$12,343	$72,751

		December 31, 2017
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	156 - 180 months	$85,068	$10,925	$74,143
Non-Compete Agreement	36 months	26	4	22
Trade Name	24 months	3,000	3,000	—
Total		$88,094	$13,929	$74,165

We recorded approximately $1.4 and $1.7 million in straight-line amortization expense of intangible assets for the three month periods ended March 31, 2018 and 2017, respectively.  The Company records amortization expense as a general and administrative expense.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2018 is as follows (in thousands):

Remainder of 2018	$4,271
2019	5,680
2020	5,671
2021	5,671
2022	5,671
Thereafter	45,787
Total	$72,751

Note E – Debt

The following table summarizes the long term debt at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Term Loan Facility	$70,312	$71,250
Revolving Credit Facility	20,000	25,400
Capital leases and car loans	12,504	10,542
Total Debt	$102,816	$107,192
Less: Debt issuance costs	(1,772)	(1,768)
Less: Current portion of long-term debt	(10,207)	(8,989)
Total Long-Term Debt, net	$90,837	$96,435

The carrying value of the Company’s long-term capital lease obligations and term debt approximates its fair value based on the current market conditions for similar instruments.

Term Loan
On December 22, 2016, the Company entered into a Credit Agreement with Regions Bank as administrative agent and collateral agent.  The Credit Agreement provided for a $75 million term loan facility (the “Term Loan Facility”).  The Credit Agreement also provides incremental facility capacity of $50 million, subject to certain conditions.  On March 31, 2018 and December 31, 2017, the Company had current outstanding borrowings under the Term Loan of approximately $4.2 million and $3.8 million and long-term outstanding borrowings of approximately $65.2 million and $66.6 million, net of unamortized debt issuance costs of $0.9 million and $0.9 million, respectively.  The debt issuance costs were recorded as a reduction in the carrying amount of the related liability and are being amortized over the life of the loan.
The Term Loan Facility bears interest at a rate per annum equal to an applicable margin plus, at NeoGenomics Laboratories’ option, either (1)the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus 0.5% per annum and (c) the one month LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin will range from 2.25% to 3.50% for LIBOR loans and 1.25% to 2.50% for base rate loans, in each case based on NeoGenomics Laboratories’ consolidated leverage ratio (as defined in the Credit Agreement). Interest on borrowings under the Revolving Credit Facility is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of Adjusted LIBOR loans.  The Company entered into an interest rate swap agreement to hedge against changes in the variable rate of a portion of this debt.  See Note F-Derivative Instruments and Hedging Activities for more information on this instrument.

The Term Loan Facility and amounts borrowed under the Revolving Credit Facility are secured on a first priority basis by a security interest in substantially all of the tangible and intangible assets of NeoGenomics Laboratories and the Guarantors.  The Term Loan Facility contains various affirmative and negative covenants including ability to incur liens and encumbrances; make certain restricted payments, including paying dividends on its equity securities or payments to redeem, repurchase or retire its equity securities; enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with its affiliates, and materially alter

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

the business it conducts.  In addition, the Company must meet certain maximum leverage ratios and fixed charge coverage ratios as of the end of each fiscal quarter commencing with the quarter ending March 31, 2017.  The Company was in compliance with all required covenants as of March 31, 2018.

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
Capital Leases
The Company has entered into capital leases to purchase laboratory and office equipment.  These leases expire at various dates through 2021 and the weighted average interest rate under such leases was approximately 4.85% at March 31, 2018. Most of these leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value.

Property and equipment acquired under capital lease agreements are pledged as collateral to secure the performance of the future minimum lease payments.

Revolving Credit Facility
On December 22, 2016, the Company entered into a Credit Agreement with Regions Bank as administrative agent and collateral agent.  The Credit Agreement provided for a $75 million revolving credit facility (the “Revolving Facility”).  On March 31, 2018, and December 31, 2017, the Company had outstanding borrowings of approximately $19.1 million and $24.5 million, net of unamortized debt issuance costs of $0.9 million and $0.9 million, respectively.

The Revolving Credit Facility includes a $10 million swingline sublimit, with swingline loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Revolving Credit Facility is due and payable on December 21, 2021 or such earlier date as the obligations under the Credit Agreement become due and payable pursuant to the terms of the Credit Agreement.  The Revolving Facility bears interest at a rate per annum equal to an applicable margin plus, at NeoGenomics Laboratories’ option, either (1)the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus 0.5% per annum and (c) the one month LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin will range from 2.25% to 3.50% for Adjusted LIBOR loans and 1.25% to 2.50% for base rate loans, in each case based on NeoGenomics Laboratories’ consolidated leverage ratio. Interest on the outstanding principal of the Term Loan Facility will be payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans.

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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Maturities of Long-Term Debt
Maturities of long-term debt at March 31, 2018 are summarized as follows (in thousands):

	Term Loan and Revolving Credit Facility	Capital Lease Obligations and Car loans	Total Long-Term Debt
Remainder of 2018	$2,813	$4,984	$7,797
2019	5,625	5,206	10,831
2020	5,625	2,722	8,347
2021	76,250	300	76,550
	90,313	13,212	103,525
Less: Interest on capital leases	—	(709)	(709)
	90,313	12,503	102,816
Less: Current portion of long-term debt	(4,219)	(5,988)	(10,207)
Less: Debt issuance costs	(1,772)	—	(1,772)
Long-term debt, net	$84,322	$6,515	$90,837

Note F – Derivative Instruments and Hedging Activities

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

We account for derivatives in accordance with ASC Topic 815, see Note B for more information on our accounting policy related to derivative instruments and hedging activities.

Under this agreement, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest at 1.59%.  The interest rate swap agreement was effective as of December 30, 2016 and a termination date of December 31, 2019. As of March 31, 2018 and December 31, 2017, the total notional amount of the Company’s interest rate swap was $50 million.

The fair value of the interest rate swap will be included in other long term assets or liabilities, when applicable.  As of March 31, 2018 and December 31, 2017, the fair value of the derivative financial instrument was $0.6 million and $0.4 million which was included in the balance sheet as other assets and reflected in AOCI. The instrument will be evaluated on a monthly basis and resulting increases or decreases will be recorded as a component of AOCI and will be reclassified to interest expense in the period during which the hedged transaction affects earnings. Cash flows from the interest rate swap are to be included in operating activities on the consolidated statement of cash flows. As the specific terms and notional amounts of the derivative financial instrument match those of the fixed-rate debt being hedged, the derivative instrument is assumed to be a perfectly effective hedge and accordingly, there is no impact to the Company's consolidated statements of operations. As of March 31, 2018, the Company estimates that it will reclassify gains or losses on derivative instruments of $0.1 million from AOCI to earnings during the next twelve months as the anticipated cash flows occur.

Note G – Class A Redeemable Convertible Preferred Stock

On December 30, 2015, the Company issued 14,666,667 shares of its Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") as part of the consideration for the acquisition of Clarient.  The Series A Preferred Stock has a face value of $7.50 per share for a total liquidation value of $110 million.  During the first year, the Series A Preferred Stock had a liquidation value of $100 million if the shares were redeemed prior to December 29, 2016.  On December 22, 2016, the Company redeemed 8,066,667 shares of the Series A Preferred Stock for $55.0 million in cash.  The redemption amount per share equaled $6.82 ($7.50 minus the liquidation discount of 9.09%).  In December 2017, the Company issued 264,000 additional shares of Preferred Stock as a Paid-in-Kind (“PIK”) dividend, resulting in a balance of 6,864,000 shares of Series A Preferred Stock outstanding at March 31, 2018.

The carrying amount of the Series A Preferred Stock at March 31, 2018 was $35.5 million as compared to the carrying amount at December 31, 2017 of $32.6 million.  The increase in the carrying amount is due to the accrual of deemed dividends of approximately

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

$0.8 million, the accretion of the beneficial conversion feature of approximately $1.9 million during the three months ending March 31, 2018 and the additional BCF discounts for payment-in-kind shares accrued during the three months ending March 31, 2018 of $0.2 million.  Both the deemed dividends and the accretion of the beneficial conversion feature are recorded as distributions to the holders of the Series A Preferred Stock on the income statement with the corresponding entry recorded as an increase to the carrying value of the Series A Preferred Stock.

Issue Discount

The Company recorded the Series A Preferred Stock at a fair value of approximately $73.2 million, or $4.99 per share, on the date of issuance.  The difference between the fair value of $73.2 million and the liquidation value of $110 million represents a discount of $36.8 million from the initial face value as a result of assessing the impact the rights and features of the instrument and their effect on the value to the Company.  After the partial redemption, the Series A Preferred stock has a fair value of approximately $32.9 million, or $4.99 per share.  The difference between the fair value of $32.9 million and the liquidation value of $49.5 million represents a discount of approximately $16.6 million.

Beneficial Conversion Features

The fair value of the common stock into which the Series A Preferred Stock is convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the date of issuance and after redemption by approximately $44.7 and $20.1 million, respectively, resulting in a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as non-cash, deemed dividend to the holder of Series A Preferred Stock over the first three years the Series A Preferred Stock is outstanding, as the date the stock first becomes convertible is three years from the issue date.  The amount recognized for the three months ended March 31, 2018 was approximately $1.9 million.

In addition to the beneficial conversion feature (“BCF”) recorded at the original issue date, we recorded additional BCF discounts for payment-in-kind shares accrued for the quarter ended March 31, 2018 as dividends.  After the early redemption, the face value of the remaining Series A Preferred Stock is $49.5 million.  We will issue 274,560 additional shares of Series A Preferred Stock as payment-in-kind dividends for the year ending December 31, 2018. The additional 274,560 shares will be discounted and amortized to the income statement over the remaining period up to the earliest conversion date, which is three years from the original issue date.  The additional BCF discount recorded for the three months ended March 31, 2018 was approximately $0.2 million.

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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note H – Equity
A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2018 is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at December 31, 2017	6,342,526	$6.51
Options granted	1,720,500	$8.06
Less:
Options exercised	72,500	$4.14
Options canceled or expired	12,500	$7.52
Options outstanding at March 31, 2018	7,978,026	$6.86
Exercisable at March 31, 2018	2,250,840	$5.63
Of the 7,978,026 outstanding options at March 31, 2018, 1,180,000 were variable accounted stock options issued to non-employees of the Company of which 445,833 options were vested and 734,167 options were unvested as of March 31, 2018.
The fair value of each stock option award granted during the three months ended March 31, 2018 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

Three Months Ended March 31, 2018
Expected term (in years)	2.0 - 4.0
Risk-free interest rate (%)	2.4%
Expected volatility (%)	35.6% - 45.5%
Dividend yield (%)	—
Weighted average fair value/share at grant date	$2.78

As of March 31, 2018, there was approximately $7.9 million of unrecognized share based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.3 years.  This includes approximately $0.9 million in unrecognized expense related to the 734,167 shares of unvested variable accounted for stock options subject to fair value adjustment at the end of each reporting period based on changes in the Company’s stock price.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Stock based compensation expense recognized for stock options and restricted stock and included in the consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development expense	$18	$43
General and administrative expense	1,606	1,087
Total stock based compensation expense	$1,624	$1,130

Stock based compensation recorded in research and development relates to unvested options granted to a non-employee.

We offer an employee stock purchase plan (“ESPP”) through which eligible employees may purchase shares of our common stock at a discount.  On May 25, 2017, the Company amended the ESPP, increasing the discount from 5% to 15% of the fair market value of the Company’s common stock.  As a result of this change, we have recorded stock based compensation expense related to the ESPP for the quarter ended March 31, 2018.

During the three months ended March 31, 2018 and 2017, employees purchased 36,922 and 24,363 shares, respectively under the ESPP.  The expense recorded for these periods was $0.1 million and $0, respectively.

Note I – Commitments
During the three months ended March 31, 2018, the Company entered into leases of approximately $3.4 million primarily to fund the construction of our laboratory in Houston, Texas. We anticipate this project to be complete in May 2018.  These leases have 36 month terms, a $1.00 buyout option at the end of the term and interest rates ranging from 4.6% to 5.6%.  The Company accounted for these leases as capital leases.

Note J – Related Party Transaction

During each of the three month periods ended March 31, 2018 and 2017, Steven C. Jones was an officer, director and shareholder of the Company.  In connection with his duties as Executive Vice President, Mr. Jones earned approximately $46,000 and $66,000 for the three months ended March 31, 2018 and 2017, respectively.  In addition, as compensation for his services on the Board, Mr. Jones earned approximately $12,500 and $12,500 for consulting work performed the three months ended March 31, 2018 and 2017, respectively.   Mr. Jones also received approximately $32,000 and $85,000 during the three months ended March 31, 2018 and 2017, respectively, as payment of his annual bonus compensation for the previous fiscal years.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note K – Segment Information

The Company reports its activities in two operating segments; the Clinical Services Segment and the Pharma Services Segment. Our Clinical customers include community based pathology practices, clinician practices, hospitals and academic centers.  Our Pharma customers include pharmaceutical companies to whom we provide testing and other services to support their studies and clinical trials.

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

The following table summarizes segment information for the three month periods ended March 31, 2018 and 2017, respectively (in thousands).

	For the Three-Months Ended March 31,
	2018	2017 (as adjusted)
Net revenues:
Clinical Services	$56,971	$52,907
Pharma Services	6,452	4,521
Total Revenue	$63,423	$57,428

Cost of revenue:
Clinical Services	$31,042	$30,700
Pharma Services	5,078	3,780
Total Cost of Revenue	$36,120	$34,480

Gross Profit:
Clinical Services	$25,929	$22,207
Pharma Services	1,374	741
Total Gross Profit	$27,303	$22,948

Operating expenses:
General and administrative	$17,067	$17,018
Research and development	956	862
Sales and marketing	6,775	5,648
Total operating expenses	24,798	23,528
Income (Loss) From Operations	2,505	(580)
Interest expense, net	1,486	1,364
Other income	(63)	—
Income (loss) before taxes	1,082	(1,944)
Income tax (benefit) expense	438	(779)
Net Income (Loss)	$644	$(1,165)
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
As of March 31, 2018, the Company had laboratory locations in Ft. Myers and Tampa, Florida; Aliso Viejo and Fresno California; Houston, Texas; Nashville, Tennessee; and Rolle, Switzerland. The Company currently offers the following types of genetic and molecular testing services:

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
2018 Focus Area: Commit to Lead
Over the past several years, NeoGenomics has experienced rapid growth including organic growth from offering new tests to existing customers, growth from gaining market share from our competitors, and growth from acquisitions.  We expect to continue to grow our business in 2018 and are focused on several initiatives to continue to build our Company to be the World’s leading cancer testing and information company.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

World Class Culture
To strengthen our world-class culture by improving teamwork and emphasizing effective communication. We will focus on career development and mobility through mentoring and training opportunities to enhance and capitalize on the talent within our Company.
Uncompromising Quality
To provide uncompromising quality through company-wide leadership, training and employee engagement. Our laboratory teams will focus on quality by improving corrective and preventative metrics in the laboratory.
Exceptional Service and Growth
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
As we focus on profitable growth, we will aggressively pursue large purchasing group contracts. In 2017, we were successful in gaining market share by entering into contracts with managed care organizations and large hospital groups, this will continue to be part of our strategy going forward. In addition, our molecular testing menu remains a strong selling point as it enables us to offer clients a “one stop shop” where they can send all of their oncology testing rather than using multiple labs.
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
Competitive Strengths
Turnaround Times
We strive to provide industry leading turnaround times for test results to our clients nationwide.  By providing information to our clients in a rapid manner, physicians can begin treating their patients as soon as possible.  We believe our average 4-5 day turnaround time for our cytogenetics testing services, our average 3-4 day turnaround time for FISH testing services, our average 5-7 day turnaround time for molecular testing and our average 1 day turnaround time for flow cytometry and pathology testing services are industry-leading benchmarks for national laboratories.  Our consistent timeliness of results is a competitive strength and a driver of additional testing requests by our referring physicians.  Rapid turnaround times allow for the performance of other adjunctive tests within an acceptable diagnosis window in order to augment or confirm results and more fully inform treatment options.  We believe that our fast turnaround times are a key differentiator versus other national laboratories, and our clients often cite them as a key factor in their relationship with us.
World-class Medical and Scientific Team
Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology.  As of March 31, 2018, we employed, or are contracted with, approximately 35 full-time M.D.s and Ph.Ds.  The addition of Clarient’s pathology team has added increased depth to our medical team, and has enhanced our ability to service a wider range of specialties.

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
Geographic Locations
Many high complexity laboratories within the cancer testing industry have operated a core facility on either the West Coast or the East Coast of the United States to service the needs of their customers around the country. We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence, and have developed our laboratory facility strategy accordingly. We have seven facilities, including three large laboratory locations in Fort Myers, Florida, Aliso Viejo, California, and Houston Texas. We also have four smaller laboratory locations in Fresno, California, Nashville, Tennessee, Tampa, Florida and Rolle, Switzerland. We are currently constructing a new, expanded laboratory in Houston, Texas, which is a Pharma-first facility; this facility is anticipated to open in May of 2018.
In May of 2018, we are also opening a small laboratory facility in Atlanta, Georgia to offer rapid turnaround time testing to clients in that market. We intend to continue our growth and open new laboratories and/or expand our current facilities as market situations dictate and business opportunities arise.
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

Please see the section captioned Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017; as filed with the SEC on March 13, 2018 for a detailed description of our business.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2018 as Compared to the Three Months Ended March 31, 2017
The following table presents the consolidated statements of operations as a percentage of revenue:

	Three Months Ended March 31,
	2018	2017 (as adjusted)
Net revenue	100.0%	100.0%
Cost of revenue	57.0%	60.0%
Gross Profit	43.0%	40.0%
Operating expenses:
General and administrative	26.9%	29.6%
Research and development	1.5%	1.5%
Sales and marketing	10.7%	9.8%
Total operating expenses	39.1%	41.0%
Income (loss) from operations	3.9%	(1.0)%
Interest expense, net	2.3%	2.4%
Other income	(0.1)%	—%
Income (loss) before income taxes	1.7%	(3.4)%
Income tax expense (benefit)	0.7%	(1.4)%
Net income (loss)	1.0%	(2.0)%

The following table presents consolidated net revenue for the test type indicated. Clinical testing revenue excludes tests performed by Path Logic, which was sold on August 1, 2017 ($ in thousands):

	Three Months Ended March 31,
	2018	2017 (as adjusted)	$ Change	% Change
Clinical testing	$56,971	$52,907	$4,064	8%
Pharma Services	6,452	4,521	1,931	43%
Total Revenue	$63,423	$57,428	$5,995	10%

Revenue
Clinical testing revenue increased for the three month period ending March 31, 2018 as compared to the same period in 2017.  Testing volumes also increased in our clinical genetic testing business by approximately 14.9% for this same period. The increases in revenue and volume were due to strong balanced growth across modalities including growth of over 30% in molecular testing as well as double digit growth in both FISH and flow cytometry. In the first quarter of 2018, we have added several managed care and group purchasing contracts which have allowed us to continue to build our pipeline of new accounts.

Pharma Services revenue increased for the three month period ending March 31, 2018 as compared to the same period in 2017.  In addition, our backlog of signed contracts has continued to grow from $38.2 million as of March 31, 2017 to $73.1 million as of March 31, 2018.  We expect this backlog to result in higher revenues in future quarters.  We also expect to see growth in our Pharma Services division due to our international expansion as well as the expansion of our Pharma facility in Houston, Texas.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows clinical genetic testing revenue, cost of revenue, requisitions received and tests performed for the three months ended March 31, 2018 and 2017.  This data excludes tests performed for Pharma customers and tests performed by Path Logic, which was sold on August 1, 2017.
Testing revenue and cost of revenue are presented in thousands below:

	For the Three-Months Ended March 31,
Clinical Genetic Operation:	2018	2017 (as adjusted)	% Change
Requisitions received (cases)	105,229	94,528	11.3%
Number of tests performed	178,794	155,567	14.9%
Average number of tests/requisition	1.70	1.65	3.0%

Total clinical genetic testing revenue	$56,971	$51,329	11.0%
Average revenue/requisition	$541	$543	(0.3)%
Average revenue/test	$319	$330	(3.4)%

Cost of revenue	$31,042	$28,915	7.4%
Average cost/requisition	$295	$306	(3.6)%
Average cost/test	$174	$186	(6.6)%

We continue to realize growth in our clinical testing revenue which we believe is the direct result of our efforts to innovate by developing and maintaining one of the most comprehensive cancer testing menus in the industry.  Our broad test menu enables our sales teams to identify opportunities for increasing revenues from existing clients and allows us to gain market share from competitors.

Average revenue per test decreased slightly for the three month period ended March 31, 2018 as compared to the corresponding period in 2017.  This decrease is primarily due to changes in Medicare reimbursement and regulation.

Cost of Revenue and Gross Profit
The decreases to our average revenue per test were offset by our higher volumes and reductions in cost per test.  We have been able to consistently reduce our cost per test, partially as a result of scale, as we have increased the volume on our existing platforms. In addition, we have driven down cost per test through efficiencies gained in our laboratories.
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.
The consolidated cost of revenue and gross profit metrics are as follows ($ in thousands):

	Three Months Ended March 31,
Consolidated	2018	2017 (as adjusted)	$ Change
Cost of revenue:
Clinical Services	$31,042	$30,700	1.1%
Pharma Services	5,078	3,780	34.3%
Total Cost of Revenue	$36,120	$34,480	4.8%
Cost of revenue as a % of revenue	57.0%	60.0%
Gross Profit:
Clinical Services	$25,929	$22,207	16.8%
Pharma Services	1,374	741	85.4%
Total Gross Profit	$27,303	$22,948	19.0%
Gross Profit Margin	43.0%	40.0%

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated cost of revenue in dollars increased for the three months ended March 31, 2018 when compared to the same period in 2017 while cost of revenue as a percentage of revenue decreased slightly year-over-year.  These increases in cost of revenue are largely due to the increase in our testing volumes.
Gross profit margin increased for the three months ended March 31, 2018, as compared to the same period in 2017.  This increase was achieved despite the reduction in our revenue per test. We were able to increase gross profit margin due to our laboratories processing the increased test volumes more efficiently.  We had only limited staffing increases in the laboratory to handle the increased volumes, and our laboratory teams have been extremely focused on reducing their cost per test across all departments.
General and Administrative Expenses
General and administrative expenses consist of employee-related costs (salaries, fringe benefits, and stock based compensation expense) for our billing, finance, human resources, information technology and other administrative personnel. We also allocate professional services, facilities expense, IT infrastructure costs, depreciation, amortization and other administrative-related costs to general and administrative expenses.
Consolidated general and administrative expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2018	2017 (as adjusted)	$ Change	% Change
General and administrative	$17,067	$17,018	$49	—%
As a % of revenue	26.9%	29.6%

General and administrative expenses in dollars remained relatively constant but decreased as a percentage of revenue for the three months ended March 31, 2018 as compared to 2017. This is partially due to the elimination of general and administrative expenses related to PathLogic, which was sold in August of 2017. General and administrative expenses for the three months ended March 31, 2017 included approximately $0.5 million related to Path Logic.
Stock based compensation expenses increased approximately $0.5 million for the three months ended March 31, 2018 as compared to 2017, due to an increase in stock option grants as well as an increase in NeoGenomics stock price. Other expenses such as payroll and billing expenses increased slightly. These increases were offset by reductions in facility expenses, primarily due to the consolidation of our laboratories in early 2017.
We expect our general and administrative expenses to increase as we add personnel and equity-related compensation expenses, increase our billing and collections activities; incur additional expenses associated with the expansion of our facilities and as we continue to expand our physical infrastructure to support our anticipated growth.  A significant portion of our stock based compensation is for non-employee options which are subject to variable accounting, and our expenses will fluctuate based on the performance of our common stock.  A rise in the price of our stock will increase our stock compensation expense, and a decline in our stock price will reduce this expense.  However, we anticipate that general and administrative expenses as a percentage of consolidated revenue will drop over the coming years as we continue to grow.
Research and Development Expenses
Research and development expenses relate to cost of developing new proprietary and non-proprietary genetic tests, including payroll and payroll related costs, maintenance and depreciation of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2018	2017	$ Change	% Change
Research and development	$956	$862	$94	10.9%
As a % of revenue	1.5%	1.5%

Research and development expense remained relatively constant for the three months ended March 31, 2018, as compared to the same period in 2017.  The slight increase is attributable increases in depreciation expenses and supplies.

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
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2018	2017	$ Change	% Change
Sales and marketing	$6,775	$5,648	$1,127	20.0%
As a % of revenue	10.7%	9.8%

Sales and marketing expenses increased for the three months ended March 31, 2018 as compared to the same period in 2017.  This increase is primarily attributable to higher commissions due to our increase in revenues as well as the expansion of our sales team. We expect higher commissions expense in the coming quarters as the sales representatives’ focus on generating new business with a focus on oncology office sales. We expect our sales and marketing expenses over the long term to increase as our test volumes increase, but to remain stable as a percentage of our overall sales.
Interest Expense, net
Interest expense, net is comprised of interest incurred on our term debt, revolving credit facility and our capital lease obligations offset by the interest income we earn on cash deposits.  Interest expense, net increased approximately 9% or $0.1 million for the three month period ending March 31, 2018 compared to the same period in 2017. The increase was due to changes in interest rates.
The following table provides consolidated net loss available to common stockholders for each period along with the computation of basic and diluted net loss per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017 (Adjusted)
Net loss available to common shareholders	$(2,212)	$(3,731)
Basic weighted average shares outstanding	80,507	78,650
Effect of potentially dilutive securities	—	—
Diluted weighted average shares outstanding	80,507	78,650
Basic net loss per share	$(0.03)	$(0.05)
Diluted net loss per share	$(0.03)	$(0.05)

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

•
Moving expenses – These expenses include costs associated with the move of our Irvine, California facility into our Aliso Viejo facility.  Irvine was the former NeoGenomics laboratory in Southern California and was eight miles from Clarient’s much larger facility in Aliso Viejo.  After investing in updating and redesigning the Aliso Viejo facility, we combined the two facilities in March of 2017.  Equipment had to be moved and re-validated in the new location.  There was also significant overtime and investment of resources to coordinate the move project.  Our Irvine, California lease terminated on April 30, 2017 and we also incurred costs in cleaning out and restoring that facility to its original state.  We are adjusting for these costs in Adjusted EBITDA as the move was the direct result of the Clarient acquisition and will not be an annually recurring item.  Without adjusting for these expenses, the Company believes it would be difficult to compare financial results from operations across reporting periods on a consistent basis.

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

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three months ended March 31, 2018:

	For the Three Months Ended March 31,
(in thousands)	2018	2017 (as adjusted)
Net income (loss) (GAAP)	$644	$(1,165)
Adjustments to net income (loss):
Interest expense, net	1,486	1,364
Income tax expense (benefit)	438	(779)
Amortization of intangibles	1,413	1,725
Depreciation	3,633	3,979
EBITDA	$7,614	$5,124
Further Adjustments to EBITDA:
Facility moving expenses	—	351
Non-cash, stock-based compensation	1,624	1,130
Adjusted EBITDA (non-GAAP)	$9,238	$6,605

Trade Accounts Receivable
Clinical Services
Accounts receivable are reported for all clinical services payers based on the amount expected to be collected, which considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience and other anticipated adjustments, including anticipated payer denials.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pharma Services
 The Company negotiates billing schedules and payment terms on a contract-by-contract basis. Receivables are generally reported over time based on the number of units completed, which aligns with the progress of the Company towards fulfilling its obligations under the contract.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of equity securities, borrowings against our accounts receivables balances and private debt.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the three months ended March 31, 2018 and 2017 as well as the period ended cash and cash equivalents and working capital (in thousands).

	Three Months Ended March 31,
	2018	2017 (as adjusted)
Net cash provided by (used in):
Operating activities	$14,312	$(1,686)
Investing activities	(4,666)	(3,007)
Financing activities	(7,249)	3,204
Net change in cash and cash equivalents	2,352	(1,489)
Cash and cash equivalents, beginning of period	$12,821	$12,525
Cash and cash equivalents, end of period	$15,173	$11,036
Working Capital (1), end of period	$44,468	$49,404

(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
During the three months ended March 31, 2018, cash flows from operating activities was $14.3 million, a $16.0 million increase compared to the same period in 2017.  The increase was primarily due to an $8.5 million decrease in our accounts receivable as well as a $5.6 million increase in accrued expenses.  Our receivables have decreased over this period due to reductions in our DSO as well as gains achieved as a result of enhancements made to our billing team and billing processes.
Cash Flows from Investing Activities
During the three months ended March 31, 2018, cash used in investing activities increased by approximately $1.7 million compared to the same period in 2017.  Specifically, this increase was due to costs incurred for the construction of our laboratory in Houston, Texas which is planned to be completed in May of 2018. This expanded facility will support our continued Pharma growth and accelerate our clinical growth in the state of Texas.
Cash Flows from Financing Activities
During the three months ended March 31, 2018, cash flows from financing activities decreased by approximately $10.5 million compared to the same period in 2017. This change was due to the $5.4 million repayment made on our revolving credit facility during the first quarter of 2018 compared to the $5.0 million advance made on our revolving credit facility during the first quarter of 2017.
Cash flows from financing activities also include quarterly repayments on our Term Loan as well as cash received for the issuance of our common stock upon exercise of stock options as well as cash received to purchase shares of our common stock through the Employee Stock Purchase Plan.  We will have quarterly term loan repayments of $0.9 million throughout 2018.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Facility
During December of 2016, we entered into a new senior secured credit facility in order to reduce our exposure to interest rate fluctuations on this floating rate debt obligation, we also entered into an interest rate swap agreement.  For more information on this hedging instrument, see Note F to Consolidated Financial Statements herein.  The interest rate swap agreement effectively converts a portion of our floating rate debt to a fixed obligation, thus reducing the impact of interest rate changes on future interest expense.  We believe this strategy will enhance our ability to manage cash flow within our Company.
Liquidity Outlook
We had approximately $15.2 million in cash and cash equivalents as of March 31, 2018.  In addition, we have a revolving credit facility which provides for up to $75 million in borrowing capacity of which at March 31, 2018, based on our level of adjusted EBITDA, approximately $21.6 million was available.  We believe that the cash on hand, available credit lines and positive cash flows generated from operations will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months from the issuance of these financial statements.
Our Series A Preferred Stock has certain restrictions that will result in the Company having to dedicate fifty percent of the net proceeds from any future equity raise, to redeeming shares of the Series A Preferred Stock until such time as all of the shares of Series A Preferred Stock have been redeemed. In addition, our Credit Agreement contains certain provisions beginning with the Annual Compliance Certificate for the fiscal year ended December 31, 2017 (to be filed no later than March 31, 2018), that would require a portion of the excess cash flow (as defined) to be repaid to our lenders.  The debt repayment would be required five business days after the filing of our Annual Compliance Certificate. As of March 31, 2018, there was no excess cash flow payment due.
Capital Expenditures
We currently forecast capital expenditures in order to execute on our business plan and keep up with the growth in our testing volumes, although the actual amount and timing of such capital expenditures will ultimately be determined by the volume of our business.  We currently anticipate that our capital expenditures for the year ended December 31, 2018 will be in the range of $18.0 million to $22.0 million.  During the three months ended March 31, 2018, we purchased approximately $4.7 million of capital equipment, software and leasehold improvements and an additional $3.4 million was acquired through capital lease obligations.  We have in the past funded and plan to continue funding these capital expenditures with capital lease financing arrangements, cash, and through bank loan facilities if necessary.
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
There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the adoption of new accounting standards, including the new standard related to revenue recognition. For further details regarding revenues and cash flows arising from contracts with customers, see Note C.
Related Party Transactions
During each of the three month periods ended March 31, 2018 and 2017, Steven C. Jones was an officer, director and shareholder of the Company.  In connection with his duties as Executive Vice President, Mr. Jones earned approximately $46,000 and $66,000 for the three months ended March 31, 2018 and 2017, respectively.  In addition, as compensation for his services on the Board, Mr. Jones earned approximately $12,500 and $12,500 for consulting work performed the three months ended March 31, 2018 and 2017, respectively.   Mr. Jones also received approximately $32,000 and $85,000 during the three months ended March 31, 2018 and 2017, respectively, as payment of his annual bonus compensation for the previous fiscal years.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings in the ordinary course of business.  We do not believe any current legal proceedings are material to our business. No material proceedings were terminated during the quarter ended March 31, 2018.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the for the year ended December 31, 2017; as filed with the SEC on March 13, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
None

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1
First Amendment to Credit Agreement by and among NeoGenomics Laboratories, Inc., NeoGenomics, Inc. and certain of its subsidiaries, the lenders party thereto and Regional Bank, as administrative agent (as incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on March 23, 2018).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Income (Loss) and (v) related notes

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2018	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chief Executive Officer

	By:	/s/ Sharon A. Virag
	Name:	Sharon A. Virag
	Title:	Chief Financial Officer