Form 10-Q
period 2018-06-30
NEOGENOMICS INC
filed 2018-08-06
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of August 1, 2018, the registrant had 81,639,406 shares of Common Stock, par value $0.001 per share outstanding.

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

•	Regulatory developments in the United States including downward pressure on health care reimbursement;

•	Our ability to maintain our license under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);

•	Food and Drug Administration regulation of Laboratory Developed Tests (“LDTs”);

•	Failure to timely or accurately bill for our services;

•	Our ability to expand our operations and increase our market share;

•	Our ability to expand our service offerings by adding new testing capabilities;

•	Our ability to meet our future capital requirements;

•	The impact of internalization of testing by customers;

•	Our ability to maintain service levels and compete with other diagnostic laboratories;

•	Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;

•	Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure;

•	The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements; and

•
Our ability to manage expenses and risks associated with international operations, including anti-corruption and trade sanction laws and other regulations, and economic, political, legal and other operational risks associated with foreign jurisdictions.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

ASSETS	June 30, 2018	December 31, 2017 (as adjusted)
Current assets
Cash and cash equivalents	$9,435	$12,821
Accounts receivable	60,765	60,427
Inventories	6,898	7,474
Other current assets	6,161	5,153
Total current assets	83,259	85,875
Property and equipment (net of accumulated depreciation of $45,678 and $40,530, respectively)	42,873	36,504
Intangible assets, net	71,330	74,165
Goodwill	147,019	147,019
Other assets	1,302	891
Total assets	$345,783	$344,454
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	12,337	10,450
Accrued compensation	11,184	9,482
Accrued expenses and other liabilities	9,889	6,144
Short-term portion of capital leases and car loans	5,847	5,239
Short-term portion of loans	6,562	3,750
Pharma contract liability	2,155	1,406
Total current liabilities	$47,974	$36,471
Long-term liabilities
Long-term portion of capital leases and car loans	5,414	5,303
Long-term portion of loans, net	91,535	66,616
Revolving credit facility, net	29,176	24,516
Long-term pharma contract liability	648	283
Deferred income tax liability, net	6,827	6,688
Total long-term liabilities	133,600	103,406
Total liabilities	181,574	139,877
Commitments and contingencies - see Note I
Redeemable convertible preferred stock
Series A Redeemable Convertible Preferred Stock, $0.001 par value, (50,000,000 shares authorized; 0 and 6,864,000 shares issued and outstanding)	—	32,615
Stockholders' equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 81,632,045 and 80,462,574 shares issued and outstanding, respectively)	81	80
Additional paid-in capital	217,451	230,030
Accumulated other comprehensive income	257	274
Accumulated deficit	(53,580)	(58,422)
Total stockholders’ equity	164,209	171,962
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$345,783	$344,454
 See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
NET REVENUE
Clinical Services	$59,540	$55,547	$116,511	$108,455
Pharma Services	8,206	6,717	14,658	11,238
Total Revenue	67,746	62,264	131,169	119,693

COST OF REVENUE	37,216	34,912	73,336	69,392

GROSS PROFIT	30,530	27,352	57,833	50,301
Operating expenses:
General and administrative	20,983	18,432	38,050	35,450
Research and development	1,073	947	2,029	1,809
Sales and marketing	7,680	6,132	14,455	11,779
Total operating expenses	29,736	25,511	54,534	49,038
INCOME FROM OPERATIONS	794	1,841	3,299	1,263
Interest expense, net	1,407	1,411	2,892	2,775
Other expense	124	—	62	—
Income (loss) before taxes	(737)	430	345	(1,512)
Income tax expense (benefit)	(357)	(53)	81	(832)
NET INCOME (LOSS)	(380)	483	264	(680)
Deemed dividends on preferred stock	947	929	1,950	1,822
Amortization of preferred stock beneficial conversion feature	1,824	1,710	3,677	3,383
Gain on redemption of preferred stock	(9,075)	—	(9,075)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,924	$(2,156)	$3,712	$(5,885)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$0.07	$(0.03)	$0.05	$(0.07)
Diluted	$0.07	$(0.03)	$0.04	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	81,017	79,413	80,789	79,075
Diluted	90,168	79,413	89,305	79,075
 See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
NET INCOME(LOSS)	$(380)	$483	$264	$(680)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	6	—	(22)	—
Gain (loss) on effective cash flow hedge	(266)	—	5	—
Total other comprehensive (loss), net of tax	(260)	—	(17)	—
COMPREHENSIVE INCOME (LOSS)	$(640)	$483	$247	$(680)

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2018	2017 (as adjusted)
Net income (loss)	$264	$(680)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,444	7,906
Amortization of intangibles	2,834	3,450
Amortization of debt issue costs	242	219
Loss on disposal of assets	106	—
Non-cash stock based compensation	3,957	3,052
Changes in assets and liabilities, net:
(Increase) in accounts receivable, net of write-offs	(338)	(6,255)
Decrease in inventories	576	796
(Increase) in prepaid expenses	(2,198)	(720)
(Increase) in other current assets	(977)	(129)
Increase (decrease) in accounts payable, accrued and other liabilities	9,042	(2,797)
Net cash provided by operating activities	20,952	4,842
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(8,943)	(7,864)
Net cash used in investing activities	(8,943)	(7,864)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from revolving credit facility, net	10,000	4,997
Redemption of preferred stock	(50,096)	—
Repayment of capital lease obligations, loans	(3,014)	(2,754)
Repayment of term loan and revolving credit facility	(7,275)	(1,878)
Issuance of common stock	5,588	1,176
Proceeds from term loan	30,000	—
Payments of debt issue costs	(576)	(112)
Net cash (used in) provided by financing activities	(15,373)	1,429
Effects of foreign exchange rate changes on cash and cash equivalents	(22)	—
Net change in cash and cash equivalents	(3,386)	(1,593)
Cash and cash equivalents, beginning of period	12,821	12,525
Cash and cash equivalents, end of period	$9,435	$10,932

Supplemental disclosure of cash flow information:
Interest paid	$2,703	$2,573
Income taxes paid	$49	$102
Supplemental disclosure of non-cash investing and financing information:
Equipment acquired under capital lease/loan obligations	$3,733	$2,557
 See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note A – Nature of Business and Basis of Presentation

NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NeoGenomics Laboratories”), Clarient Inc. and its wholly-owned subsidiary Clarient Diagnostic Services, Inc. (“Clarient”), NeoGenomics Bioinformatics, Inc., NeoGenomics Europe, SA, and NeoGenomics Singapore, Pte. Ltd. (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories as well as providing clinical trial services to pharmaceutical firms.
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
Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these accompanying interim consolidated financial statements. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 13, 2018.  The year-end consolidated balance sheet data was derived from the audited consolidated financial statements as of December 31, 2017, but does not include all the disclosures required by accounting principles.
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

The Company reports its activities in two operating segments; the Clinical Services Segment and the Pharma Services Segment. These reportable segments deliver testing services to hospitals, pathologists, oncologists, clinicians, pharmaceutical firms and researchers and represent 100% of the Company’s consolidated assets, net revenues and net income (loss) for each period ended June 30, 2018 and December 31, 2017.  For further financial information about these segments see Note K.

Reclassifications

The Company adopted ASC 606 on a full retrospective basis, which required the Company to restate its results for certain previously reported periods as if ASC 606 had been effective for those periods. For further details regarding the impact of this new accounting standard see Note B.
Note B – Recently Adopted and Issued Accounting Guidance

Adopted

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation. This standard expands the scope of current stock compensation recognition standards to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company early adopted this ASU on April 1, 2018. The adoption of this standard substantially aligned the accounting for share based payments to employees and nonemployees. Under the new standard, the Company recorded a cumulative adjustment of $1.1 million to increase retained earnings and decrease APIC.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging.  This standard refines hedge accounting to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amended guidance also expands items eligible for hedge accounting and simplifies the hedge effectiveness testing. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods.  Early adoption is permitted.  The

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Company early adopted this standard on April 1, 2018 and applied this guidance to the cash flow hedge entered into in June 2018. See Note F. The adoption of ASU 2017-12 did not have a material effect on its consolidated financial statements.

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
Clinical Services Revenue
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
Pharma Services Revenue
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
Select condensed consolidated balance sheet line items, which reflect the adoption of ASC 606, are as follows (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

	December 31, 2017
	As Reported	Impact of Adoption	As Adjusted
Other current assets	$4,241	$912	$5,153
Other assets	689	202	891
Total Assets	$343,340	$1,114	$344,454

Pharma contract liability	$—	$1,406	$1,406
Long-term pharma contract liability	—	283	283
Deferred income tax liability, net	6,307	381	6,688
Stockholders' Equity	172,918	(956)	171,962
Total Liabilities and Stockholders' Equity	$343,340	$1,114	$344,454

Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	For the Three Months Ended June 30, 2017			For the Six Months Ended June 30, 2017
	As Reported	Impact of Adoption	As Adjusted	As Reported	Impact of Adoption	As Adjusted
Net Revenue
Clinical Services	$59,791	$(4,244)	$55,547	$116,482	$(8,027)	$108,455
Pharma Services	6,299	418	6,717	11,285	(47)	11,238
Total Revenue	$66,090	$(3,826)	$62,264	$127,767	$(8,074)	$119,693
Gross Profit	$31,178	$(3,826)	$27,352	$58,374	$(8,073)	$50,301

Total operating expenses (1)	$29,864	$(4,353)	$25,511	$57,175	$(8,137)	$49,038
Income from Operations	1,314	527	1,841	1,199	64	1,263
Interest expense	1,411	—	1,411	2,775	—	2,775
Income tax (benefit) expense	(54)	1	(53)	(879)	47	(832)
Net Income (Loss)	$(43)	$526	$483	$(697)	$17	(680)

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
Issued

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

Note C – Revenue Recognition and Contractual Adjustments
The Company has two operating segments for which it recognizes revenue; Clinical Services and Pharma Services. Our Clinical Services segment provides various clinical testing services to community-based pathology practices, hospital pathology labs and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government, and patients. Our Pharma Services segment supports pharmaceutical firms in their drug development programs by providing testing services for clinical trials and research.
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
Pharma Services Revenue
The Company’s Pharma Services segment generally enters into contracts with pharmaceutical and biotech customers as well as other Contract Research Organizations ("CROs") to provide research and clinical trial services ranging in duration from one month to several years. The Company records revenue on a unit-of-service basis based on number of units completed and the total expected contract value. The total expected contract value is estimated based on historical experience of total contracted units compared to realized units as well as known factors on a specific contract-by-contract basis. Certain contracts include upfront fees, final settlement amounts or billing milestones that may not align with the completion of performance obligations. The value of these upfront fees or final settlement amounts is usually recognized over time based on the number of units completed, which aligns with the progress of the Company towards fulfilling its obligations under the contract. The Company also enters into other contracts, such as validation studies, for which the sole deliverable is a final report that is sent to sponsors at the completion of contracted activities. For these contracts, revenue is recognized at a point in time upon delivery of the final report to the sponsor. Any contracts that contain multiple performance obligations and include both units-of-service and point in time deliverables are accounted for as separate performance obligations and revenue is recognized as previously disclosed. The Company negotiates billing schedules and payment terms on a contract-by-contract basis. While the contract terms generally provide for payments based on a unit-of-service arrangement, the billing schedules, payment terms and related cash payments may not align with the performance of services and, as such, may not correspond to revenue recognized in any given period.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The following table summarizes the values of contract assets, capitalized commissions and contract liabilities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Current pharma contract asset	$400	$541
Long-term pharma contract asset	29	31
Total pharma contract asset	$429	$572

Current pharma capitalized commissions	$264	$371
Long-term pharma capitalized commissions	574	171
Total pharma capitalized commissions	$838	$542

Current pharma contract liability	$2,155	$1,406
Long-term pharma contract liability	648	283
Total pharma contract liability	$2,803	$1,689

There were no significant changes in the contract assets for the period ended June 30, 2018 as compared to the balances at December 31, 2017. Pharma contract liabilities increased $1.1 million, or 66%, from December 31, 2017 while capitalized commissions also increased by $0.3 million or 55%. These increases are due to higher upfront fees driven by increases in the volume of Pharma contracts in process. Revenue recognized for the three and six months ended June 30, 2018 related to pharma contract liability balances outstanding at the beginning of the period was $0.3 million and $1.3 million, respectively. Amortization of capitalized commissions for the three and six months ended June 30, 2018 were $0.3 million and $0.4 million, respectively.
The amount of existing performance obligations under long-term contracts, as defined by ASC 606, which were unsatisfied as of June 30, 2018, was $63.7 million. We expect to recognize approximately 40-45% of these remaining performance obligations as revenue in the next 12 months and the balance thereafter. The Company applied the practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The unsatisfied existing performance obligations under long-term contracts as defined by ASC 606 differs from backlog in that it does not include wholly unperformed contracts where the promised consideration is variable and/or the application of other practical expedients.
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
The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Clinical Services:
Client direct billing	$40,847	$36,796	$79,561	$70,427
Commercial Insurance	8,981	10,124	18,922	21,560
Medicare and Medicaid	9,024	8,403	17,201	16,221
Self-Pay	688	224	827	247
Total Clinical Services	$59,540	$55,547	$116,511	$108,455
Pharma Services:	8,206	6,717	14,658	11,238
Total Revenue	$67,746	$62,264	$131,169	$119,693

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note D – Goodwill and Intangible Assets
Goodwill as of June 30, 2018 and December 31, 2017 was $147.0 million.  There were no changes in the carrying amount of goodwill during these periods.

Intangible assets as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

		June 30, 2018
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	156 - 180 months	$85,068	$13,753	$71,315
Non-Compete Agreement	36 months	26	11	15
Total		$85,094	$13,764	$71,330

		December 31, 2017
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	156 - 180 months	$85,068	$10,925	$74,143
Non-Compete Agreement	36 months	26	4	22
Trade Name	24 months	3,000	3,000	—
Total		$88,094	$13,929	$74,165

We recorded approximately $1.4 and $1.7 million in straight-line amortization expense of intangible assets for the three month periods ended June 30, 2018 and 2017, respectively. We recorded approximately $2.8 and $3.5 million in straight-line amortization expense of intangible assets for the six month periods ended June 30, 2018 and 2017, respectively.  The Company records amortization expense as a general and administrative expense.
The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2018 is as follows (in thousands):

Remainder of 2018	$2,842
2019	5,680
2020	5,671
2021	5,671
2022	5,671
Thereafter	45,795
Total	$71,330

Note E – Debt

The following table summarizes the long term debt at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Term Loan Facility	$99,375	$71,250
Revolving Credit Facility	30,000	25,400
Capital leases and car loans	11,261	10,542
Total Debt	$140,636	$107,192
Less: Debt issuance costs	(2,102)	(1,768)
Less: Current portion of long-term debt	(12,409)	(8,989)
Total Long-Term Debt, net	$126,125	$96,435

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The carrying value of the Company’s long-term capital lease obligations and term debt approximates its fair value based on the current market conditions for similar instruments.

Term Loan
On December 22, 2016, the Company entered into a Credit Agreement with Regions Bank as administrative agent and collateral agent.  The Credit Agreement provided for a $75 million term loan facility (the “Term Loan Facility”).  On June 21, 2018, the Company entered into an amendment to the Credit Agreement (the “Amendment”) which provided for an additional term loan in the amount of $30 million, for which revised terms are included below.
On June 30, 2018 and December 31, 2017, the Company had current outstanding borrowings under the Term Loan, as amended, of approximately $6.6 million and $3.8 million and long-term outstanding borrowings of approximately $91.5 million and $66.6 million, net of unamortized debt issuance costs of $1.3 million and $0.9 million, respectively.  The debt issuance costs were recorded as a reduction in the carrying amount of the related liability and are being amortized over the life of the loan.
The Term Loan Facility bears interest at a rate per annum equal to an applicable margin plus, at NeoGenomics Laboratories’ option, either (1)the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus 0.5% per annum and (c) the one month LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin will range from 2.25% to 4.00% for LIBOR loans and 1.25% to 3.00% for base rate loans, in each case based on NeoGenomics Laboratories’ consolidated leverage ratio (as defined in the Credit Agreement and revised in the Amendment). Interest on borrowings is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of Adjusted LIBOR loans.  The Company entered into interest rate swap agreements to hedge against changes in the variable rate for a portion of both the Term Loan Facility and the Amendment.  See Note F-Derivative Instruments and Hedging Activities for more information on these instruments.

The Term Loan Facility and amounts borrowed under the Revolving Credit Facility are secured on a first priority basis by a security interest in substantially all of the tangible and intangible assets of NeoGenomics Laboratories and the Guarantors.  The Term Loan Facility contains various affirmative and negative covenants including ability to incur liens and encumbrances; make certain restricted payments, including paying dividends on its equity securities or payments to redeem, repurchase or retire its equity securities; enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with its affiliates, and materially alter the business it conducts.  In addition, the Company must meet certain maximum leverage ratios and fixed charge coverage ratios as of the end of each fiscal quarter commencing with the quarter ending March 31, 2017.  The Company was in compliance with all required covenants as of June 30, 2018.

The Term Loan Facility and Amendment have a maturity date of December 22, 2021.  The Credit Agreement requires NeoGenomics Laboratories to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) beginning with the fiscal year ending December 31, 2018, 75% of consolidated excess cash flow (as defined) if NeoGenomics Laboratories’ consolidated leverage ratio is greater than or equal to 3.25:1.0 or 50% of consolidated excess cash flow (as defined) if NeoGenomics Laboratories’ consolidated leverage ratio is less than or equal to 3.25:1.0 but greater than or equal to 2.75:1.0 and (iv) 100% of net cash proceeds from issuances of permitted equity securities by NeoGenomics Laboratories made in order to cure a failure to comply with the financial covenants. NeoGenomics Laboratories is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility at any time without penalty.

Revolving Credit Facility
On December 22, 2016, the Company entered into a Credit Agreement with Regions Bank as administrative agent and collateral agent.  The Credit Agreement provided for a $75 million revolving credit facility (the “Revolving Facility”).  On June 30, 2018, and December 31, 2017, the Company had outstanding borrowings of approximately $29.2 million and $24.5 million, net of unamortized debt issuance costs of $0.8 million and $0.9 million, respectively.

The Revolving Credit Facility includes a $10 million swingline sublimit, with swingline loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Revolving Credit Facility is due and payable on December 22, 2021 or such earlier date as the obligations under the Credit Agreement become due and payable pursuant to the terms of the Credit Agreement.  The Revolving Facility bears interest at a rate per annum equal to an applicable margin plus, at NeoGenomics

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Laboratories’ option, either (1)the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus 0.5% per annum and (c) the one month LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin will range from 2.25% to 4.00% for Adjusted LIBOR loans and 1.25% to 3.00% for base rate loans, in each case based on NeoGenomics Laboratories’ consolidated leverage ratio. Interest on the outstanding principal of the Term Loan Facility will be payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans.

The Credit Agreement, as amended requires NeoGenomics Laboratories to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) beginning with the fiscal year ending December 31, 2018, 75% of consolidated excess cash flow (as defined) if NeoGenomics Laboratories’ consolidated leverage ratio is greater than or equal to 3.25:1.0 or 50% of consolidated excess cash flow (as defined) if NeoGenomics Laboratories’ consolidated leverage ratio is less than or equal to 3.25:1.0 but greater than or equal to 2.75:1.0 and (iv) 100% of net cash proceeds from issuances of permitted equity securities by NeoGenomics Laboratories made in order to cure a failure to comply with the financial covenants. NeoGenomics Laboratories is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility at any time without penalty, subject to customary “breakage” costs with respect to prepayments of Adjusted LIBOR rate loans made on a day other than the last day of any applicable interest period.
Capital Leases
The Company has entered into capital leases to purchase laboratory equipment, office equipment and leasehold improvements.  These leases expire at various dates through 2021 and the weighted average interest rate under such leases was approximately 4.86% at June 30, 2018. Most of these leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value.

Property and equipment acquired under capital lease agreements are pledged as collateral to secure the performance of the future minimum lease payments.

Maturities of Long-Term Debt
Maturities of long-term debt at June 30, 2018 are summarized as follows (in thousands):

	Term Loan and Revolving Credit Facility	Capital Lease Obligations and Car loans	Total Long-Term Debt
Remainder of 2018	$2,625	$3,288	$5,913
2019	7,873	5,345	13,218
2020	7,873	2,859	10,732
2021	111,004	369	111,373
	129,375	11,861	141,236
Less: Interest on capital leases	—	(600)	(600)
	129,375	11,261	140,636
Less: Current portion of long-term debt	(6,562)	(5,847)	(12,409)
Less: Debt issuance costs	(2,102)	—	(2,102)
Long-term debt, net	$120,711	$5,414	$126,125

Note F – Derivative Instruments and Hedging Activities

In December of 2016 and June of 2018, the Company entered into interest rate swap agreements to reduce our exposure to interest rate fluctuations on our variable rate debt obligations.  These derivative financial instruments are accounted for at fair value as cash flow hedges, which effectively modifies our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate obligation, thus reducing the impact of interest rate changes on future interest expense. We account for derivatives in accordance with ASC Topic 815.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Under these agreements, we receive a variable rate of interest based on LIBOR and we pay a fixed rate of interest. The following table summarizes the interest rate swap agreements as of June 30, 2018 and December 31, 2017.

	December 2016 Hedge	June 2018 Hedge
Notional Amount	$50 million	$20 million (1)
Effective Date	December 30, 2016	June 29, 2018
Index	One month LIBOR	One month LIBOR
Maturity	December 31, 2019	December 31, 2021
Rate	1.59%	2.98%

(1) The notional amount increases to $70 million upon maturity of December 2016 hedge on December 31, 2019.

The fair value of the interest rate swaps will be included in other long term assets or liabilities, when applicable.  As of June 30, 2018 and December 31, 2017, the fair value of the derivative financial instruments were $0.4 million and $0.4 million which was included in the balance sheet as other assets and reflected in AOCI. The instrument will be evaluated on a monthly basis and resulting increases or decreases will be recorded as a component of AOCI and will be reclassified to interest expense in the period during which the hedged transaction affects earnings. Cash flows from the interest rate swap are included in operating activities on the consolidated statement of cash flows. The Company performed an effectiveness assessment and determined that the interest rate swaps are highly effective and, thus, there is no impact to the Company's consolidated statements of operations. As of June 30, 2018, the Company estimates that it will reclassify gains or losses on derivative instruments of $0.2 million from AOCI to earnings during the next twelve months as the anticipated cash flows occur.

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

On June 25, 2018, the Company redeemed the remaining outstanding Preferred Stock for an aggregate redemption amount of $50.1 million, prior to consideration of any transaction related expenses. The shares were redeemed at $7.30 per share, representing the applicable 4.55% redemption discount on the original liquidation preference plus an additional $0.14 per share in respect of accrued and unpaid dividends for 2018. Following the redemption, no shares of Preferred Stock remain outstanding.

The gain or loss was calculated as the carrying value of the shares of Preferred Stock before the redemption of $37.8 million plus the amount of the beneficial conversion feature originally recorded with the redeemed shares of $21.3 million, as compared to the total consideration being paid, in this case the $50.1 million.

Issue Discount

The Company recorded the Series A Preferred Stock at a fair value of approximately $73.2 million, or $4.99 per share, on the date of issuance.  The difference between the fair value of $73.2 million and the liquidation value of $110 million represents a discount of $36.8 million from the initial face value representing the impact the rights and features of the instrument had on the value to the Company.  After the partial redemption, the Series A Preferred stock had a fair value of approximately $32.9 million, or $4.99 per share.  The difference between the fair value of $32.9 million and the liquidation value of $49.5 million represented a discount of approximately $16.6 million.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Beneficial Conversion Features

The fair value of the common stock into which the Series A Preferred Stock was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the date of issuance and after the partial redemption in December of 2016 by approximately $44.7 and $20.1 million, respectively, resulting in a beneficial conversion feature.  The Company recognized the beneficial conversion feature as non-cash, deemed dividends to the holder of Series A Preferred Stock over the first three years the Series A Preferred Stock was outstanding, as the date the stock first becomes convertible is three years from the issue date.  In addition to the beneficial conversion feature (“BCF”) recorded at the original issue date, we recorded additional BCF discounts for payment-in-kind shares accrued for the quarter ended March 31, 2018 as dividends.

 Automatic Conversion

Absent an early redemption, each share of Series A Preferred Stock issued and outstanding as of the tenth anniversary of the original issue date would have automatically converted into fully paid and non-assessable shares of common stock.

Classification

Prior to redemption, the Company classified the Preferred Stock as temporary equity on the consolidated balance sheets due to certain change in control events that are outside the Company’s control, including deemed liquidation events described in the Series A Certificate of Designation.

Note H – Equity
A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2018 is as follows:

	Number of shares	Weighted average price
Options outstanding at December 31, 2017	6,342,526	$6.51
Options granted	2,168,602	$8.34
Less:
Options exercised	1,030,576	$5.53
Options canceled or expired	25,498	$8.72
Options outstanding at June 30, 2018	7,455,054	$7.18
Exercisable at June 30, 2018	2,958,222	$6.14
Of the 7,455,054 outstanding options at June 30, 2018, 840,001 were stock options issued to non-employees of the Company of which 416,663 options were vested and 423,338 options were unvested as of June 30, 2018.
The fair value of each stock option award granted during the six months ended June 30, 2018 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

Six Months Ended June 30, 2018
Expected term (in years)	2.0 - 4.0
Risk-free interest rate (%)	2.4%
Expected volatility (%)	35.6% - 45.5%
Dividend yield (%)	—
Weighted average fair value/share at grant date	$2.61

As of June 30, 2018, there was approximately $4.5 million of unrecognized share based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 0.8 years.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

A summary of the restricted stock activity under the Company’s plans for the six months ended June 30, 2018 is as follows:

	Number of shares	Weighted average price
Nonvested at December 31, 2017	327,211	$7.27
Granted	41,382	$11.60
Vested	(119,180)	7.27
Nonvested at June 30, 2018	249,413	$7.99

Stock based compensation expense recognized for stock options and restricted stock and included in the consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expense	$251	$285	$269	$327
General and administrative expense	2,082	1,637	3,688	2,725
Total stock based compensation expense	$2,333	$1,922	$3,957	$3,052

Stock based compensation recorded in research and development relates to unvested options granted to a non-employee.

Employee Stock Purchase Plan

We offer an employee stock purchase plan (“ESPP”) through which eligible employees may purchase shares of our common stock at a discount.  On May 25, 2017, the Company amended the ESPP, increasing the discount from 5% to 15% of the fair market value of the Company’s common stock.  As a result of this change, we began recording stock based compensation expense related to the ESPP during the quarter ended September 31, 2017.

During the three months ended June 30, 2018 and 2017, employees purchased 29,266 and 26,569 shares, respectively under the ESPP.  The expense recorded for these periods was approximately $0.1 million and $0, respectively.  During the six months ended June 30, 2018 and 2017, employees purchased 66,188 and 50,932 shares, respectively under the ESPP.  The expense recorded for these periods was approximately $0.1 million and $0, respectively.

Note I – Commitments
During the three and six months ended June 30, 2018, the Company entered into leases of approximately $0.3 million and $3.7 million. These leases were primarily to fund the construction of our laboratory in Houston, Texas which was completed in May 2018.  These leases have 36 month terms, a $1.00 buyout option at the end of the term and interest rates ranging from 4.6% to 5.8%.  The Company accounted for these leases as capital leases.

Note J – Related Party Transaction

During the three months ended June 30, 2018 and 2017, Steven C. Jones, a director, officer and shareholder of the Company, earned approximately $41,000 and $52,000, respectively, for consulting work performed in connection with his duties as Executive Vice President and for reimbursement of related expenses. During the same periods, Mr. Jones also earned $12,500 and $12,500, respectively, as compensation for his services on the Board. During the six months ended June 30, 2018 and 2017, Mr. Jones earned approximately $87,000 and $118,000, respectively for consulting work performed in connection with his duties as Executive Vice President and for reimbursement of related expenses. During the same periods, Mr. Jones also earned $25,000 and $12,500, respectively as compensation for his services on the Board.

On June 1, 2018, the Company granted stock options and restricted stock to each of its Board members as part of its annual Board compensation process. Mr. Jones was granted 3,017 stock options and 6,897 shares of restricted stock for his services on the Board. The options were granted at a price of $11.60 per option and each option had a fair market value of $3.74. The options vest on June 1, 2019. The restricted stock has a fair value of $11.60 per share and vests on June 1, 2019.

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

The following table summarizes segment information for the six month periods ended June 30, 2018 and 2017, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Net revenues:
Clinical Services	$59,540	$55,547	$116,511	$108,455
Pharma Services	8,206	6,717	14,658	11,238
Total Revenue	$67,746	$62,264	$131,169	$119,693

Cost of revenue:
Clinical Services	$32,035	$30,997	$63,076	$61,704
Pharma Services	5,181	3,915	10,260	7,688
Total Cost of Revenue	$37,216	$34,912	$73,336	$69,392

Gross Profit:
Clinical Services	$27,505	$24,550	$53,435	$46,751
Pharma Services	3,025	2,802	4,398	3,550
Total Gross Profit	$30,530	$27,352	$57,833	$50,301

Operating expenses:
General and administrative	$20,983	$18,432	$38,050	$35,450
Research and development	1,073	947	2,029	1,809
Sales and marketing	7,680	6,132	14,455	11,779
Total operating expenses	29,736	25,511	54,534	49,038
Income from Operations	794	1,841	3,299	1,263
Interest expense, net	1,407	1,411	2,892	2,775
Other expense	124	—	62	—
Income (loss) before taxes	(737)	430	345	(1,512)
Income tax (benefit) expense	(357)	(53)	81	(832)
Net Income (Loss)	$(380)	$483	$264	$(680)
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
Introduction
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included herein. The information contained below includes statements of the Company’s or management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this quarterly report on Form 10-Q under the caption “Forward-Looking Statements”, which information is incorporated herein by reference.
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
As of June 30, 2018, the Company had laboratory locations in Ft. Myers and Tampa, Florida; Atlanta, Georgia; Aliso Viejo and Fresno, California; Houston, Texas; Nashville, Tennessee; and Rolle, Switzerland. The Company currently offers the following types of genetic and molecular testing services:

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
Whether serving as the single contract research organization or partnering with one, our Pharma Services team provides significant technical expertise, working closely with our customers to support each stage of clinical trial development. Each trial we support comes with rapid turnaround time, dedicated project management and quality assurance oversight. We have experience in supporting submissions to the Federal Food and Drug Administration (“FDA”) for companion diagnostics. Our Pharma Services strategy is focused on helping bring more effective oncology treatments to market through providing world class laboratory services in oncology to key pharmaceutical companies in the industry.
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
We are significantly expanding our capacity, specifically in the Pharma Services area of our business. The opening of our laboratory in Rolle, Switzerland as well as the expansion of our Houston laboratory will allow us to better serve our existing Pharma Services clients and obtain new business in the U.S. and across Europe. We also opened a small laboratory in Atlanta, Georgia, which will focus primarily on flow cytometry cases. Our strong growth momentum as well as our added capacity will create opportunities for improved quality and revenue growth.
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
World-class Medical and Scientific Team
Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology.  As of June 30, 2018, we employed, or are contracted with, over 50 full-time M.D.s and Ph.Ds.

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
Geographic Locations
Many high complexity laboratories within the cancer testing industry have operated a core facility on either the West Coast or the East Coast of the United States to service the needs of their customers around the country. We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence, and have developed our laboratory facility strategy accordingly. We have eight facilities, including three large laboratory locations in Fort Myers, Florida, Aliso Viejo, California, and Houston Texas. We also have five smaller laboratory locations in Fresno, California, Nashville, Tennessee, Tampa, Florida, Atlanta, Georgia and Rolle, Switzerland. We have recently completed construction of our new expanded laboratory in Houston, Texas and have plans to open laboratories in Shanghai, China and Singapore.
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
Seasonality
The majority of our testing volume is dependent on patients being treated by hematology/oncology professionals and other healthcare providers. The volume of our testing services generally declines modestly during the summer vacation season, year-end holiday periods and other major holidays, particularly when those holidays fall during the middle of the week. In addition, the volume of our testing tends to decline due to extreme adverse weather conditions, such as excessively hot or cold spells, heavy snow, hurricanes or tornadoes in certain regions, consequently reducing revenues and cash flows in any affected period. Therefore, comparison of the results of successive periods may not accurately reflect trends for future periods.

Please see the section captioned Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017; as filed with the SEC on March 13, 2018 for a detailed description of our business.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended June 30, 2018 as Compared to the Three and Six Months Ended June 30, 2017
The following table presents the consolidated statements of operations as a percentage of revenue:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	54.9%	56.1%	55.9%	58.0%
Gross Profit	45.1%	43.9%	44.1%	42.0%
Operating expenses:
General and administrative	31.0%	29.6%	29.0%	29.6%
Research and development	1.6%	1.5%	1.5%	1.5%
Sales and marketing	11.3%	9.8%	11.0%	9.8%
Total operating expenses	43.9%	41.0%	41.6%	41.0%
Income from operations	1.2%	3.0%	2.5%	1.1%
Interest expense, net	2.1%	2.3%	2.2%	2.3%
Other expense	0.2%	—%	—%	—%
Income (loss) before income taxes	(1.1)%	0.7%	0.3%	(1.3)%
Income tax expense (benefit)	(0.5)%	(0.1)%	0.1%	(0.7)%
Net income (loss)	(0.6)%	0.8%	0.2%	(0.6)%

The following table presents consolidated net revenue for the test type indicated. Clinical Services revenue excludes tests performed by Path Logic, which was sold on August 1, 2017 ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017 (as adjusted)	$ Change	% Change	2018	2017 (as adjusted)	$ Change	% Change
Clinical Services	$59,540	$53,978	$5,562	10.3%	$116,511	$105,387	$11,124	10.6%
Pharma Services	8,206	6,717	1,489	22.2%	14,658	11,238	3,420	30.4%
Total Revenue	$67,746	$60,695	$7,051	11.6%	$131,169	$116,625	$14,544	12.5%

Revenue
Clinical Services revenue for the three and six month periods ending June 30, 2018, increased $5.6 million and $11.1 million, respectively, compared to the same periods in 2017.  Testing volumes also increased in our clinical genetic testing business by approximately 14.4% and 14.7%, respectively, for the three and six month periods ending June 30, 2017 compared to the same periods in 2017. The increases in revenue and volume were due to strong, balanced growth across modalities. For both the three and six month periods ending June 30, 2018 compared to the same periods in 2017, there was an increase of over 20% in molecular testing as well as double digit growth in flow cytometry, FISH and IHC. We continue to negotiate managed care and group purchasing contracts to increase our in-network coverage, which should improve reimbursement rates and facilitate the addition of new accounts.

Pharma Services revenue for the three and six month periods ending June 30, 2018 increased $1.5 million and $3.4 million, respectively, as compared to the same periods in 2017.  In addition, our backlog of signed contracts has continued to grow from $73.1 million as of March 31, 2018 to $91.0 million as of June 30, 2018.  The recently completed expansion of our Pharma facility in Houston, Texas provides additional capacity to manage this backlog.

We also expect to achieve accelerating revenue growth in our Pharma Services segment due to our international presence. In addition to our recently opened laboratory in Rolle, Switzerland, during the second quarter of 2018 we announced a global strategic partnership with Pharmaceutical Product Development, LLC ("PPD"), which we expect to result in the opening of laboratories internationally, including in Singapore and China.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following table shows Clinical Services revenue, cost of revenue, requisitions received and tests performed for the three and six months ended June 30, 2018 and 2017.  This data excludes tests performed for Pharma customers and tests performed by Path Logic, which was sold on August 1, 2017.
Testing revenue and cost of revenue are presented in thousands below:

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2018	2017 (as adjusted)	% Change	2018	2017 (as adjusted)	% Change
Requisitions received (cases)	109,986	99,247	10.8%	215,215	193,775	11.1%
Number of tests performed	187,189	163,620	14.4%	365,983	319,187	14.7%
Avg. number of tests/requisition	1.70	1.65	3.1%	1.70	1.65	3.0%

Total clinical services testing revenue	$59,540	$53,978	10.3%	$116,511	$105,387	10.6%
Average revenue/requisition	$541	$544	(0.5)%	$541	$544	(0.5)%
Average revenue/test	$318	$330	(3.6)%	$318	$330	(3.6)%

Cost of revenue	$32,034	$29,322	9.2%	$63,076	$58,256	8.3%
Average cost/requisition	$291	$295	(1.4)%	$293	$301	(2.5)%
Average cost/test	$171	$179	(4.5)%	$172	$183	(5.6)%

We continue to realize growth in our clinical testing revenue which we believe is the direct result of our efforts to innovate by developing and maintaining one of the most comprehensive cancer testing menus in the industry.  Our broad test menu enables our sales teams to identify opportunities for increasing revenues from existing clients and allows us to gain market share from competitors as well as attract new clients looking for a one-stop shop.

Average revenue per test decreased 3.6% for the three and six month periods ended June 30, 2018 as compared to the corresponding periods in 2017, primarily due to changes in Medicare reimbursement and regulation.

Cost of Revenue and Gross Profit
The decreases to our average revenue per test were offset by our higher volumes and reductions in cost per test.  Average cost per test decreased 4.5% and 5.6% for the three and six month periods ended June 30, 2018, respectively, as compared to the corresponding periods in 2017, primarily due to increased automation in our laboratories as well as the benefit of increased economies of scale.  In addition, our laboratory teams have been extremely focused on reducing their cost per test across all departments.
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated cost of revenue and gross profit metrics are as follows ($ in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017 (as adjusted)	% Change	2018	2017 (as adjusted)	% Change
Cost of revenue:
Clinical Services	$32,035	$30,997	3.3%	$63,076	$61,704	2.2%
Pharma Services	5,181	3,915	32.3%	10,260	7,688	33.5%
Total Cost of Revenue	$37,216	$34,912	6.6%	$73,336	$69,392	5.7%
Cost of revenue as a % of revenue	54.9%	56.1%		55.9%	58.0%
Gross Profit:
Clinical Services	$27,505	$24,550	12.0%	$53,435	$46,751	14.3%
Pharma Services	3,025	2,802	8.0%	4,398	3,550	23.9%
Total Gross Profit	$30,530	$27,352	11.6%	$57,833	$50,301	15.0%
Gross Profit Margin	45.1%	43.9%		44.1%	42.0%
Consolidated cost of revenue in dollars increased for the three and six months ended June 30, 2018 when compared to the same periods in 2017 while cost of revenue as a percentage of revenue decreased year-over-year.  These increases in cost of revenue are largely due to the increase in our testing volumes.
Gross profit margin increased for the three and six months ended June 30, 2018, as compared to the same periods in 2017, despite a reduction in our revenue per test. This improvement was driven by the divestiture of Path Logic and a decrease in cost per test as a result of increased automation in our laboratories as well the benefit of increased economies of scale.
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
Consolidated general and administrative expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2018	2017 (as adjusted)	$ Change	% Change	2018	2017 (as adjusted)	$ Change	% Change
General and administrative	$20,983	$18,432	$2,551	13.8%	$38,050	$35,450	$2,600	7.3%
As a % of revenue	31.0%	29.6%			29.0%	29.6%

General and administrative expenses increased $2.6 million for both the three and six month periods ended June 30, 2018 as compared to the same periods in 2017, reflecting approximately $1.8 million of moving expenses associated with the relocation of our expanded Houston, Texas laboratory. Additionally, the increases reflect higher payroll and payroll related expenses due to increases in headcount and higher depreciation expense resulting from our investments in capital expenditures. Stock based compensation expenses increased approximately $1.0 million for the six months ended June 30, 2018 as compared to 2017. This increase is due to additional grants of stock options as well as an increase in NeoGenomics stock price.
We expect our general and administrative expenses to increase as we add personnel and equity-related compensation expenses, increase our billing and collections activities, incur additional expenses associated with the expansion of our facilities and as we continue to expand our physical infrastructure to support our anticipated growth.
Research and Development Expenses
Research and development expenses relate to cost of developing new proprietary and non-proprietary genetic tests, including payroll and payroll related costs, maintenance and depreciation of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2018	2017 (as adjusted)	$ Change	% Change	2018	2017 (as adjusted)	$ Change	% Change
Research and development	$1,073	$947	$126	13.3%	$2,029	$1,809	$220	12.2%
As a % of revenue	1.6%	1.5%			1.5%	1.5%

Research and development expense increased $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.

We anticipate research and development expenditures will increase over time as we continue to invest in innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2018	2017 (as adjusted)	$ Change	% Change	2018	2017 (as adjusted)	$ Change	% Change
Sales and marketing	$7,680	$6,132	$1,548	25.2%	$14,455	$11,779	$2,676	22.7%
As a % of revenue	11.3%	9.8%			11.0%	9.8%

Sales and marketing expenses increased $1.5 million and $2.7 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.  This increase is primarily attributable to higher commissions due to our increase in revenues as well as the expansion of our sales team and continued investment in marketing. We expect higher commissions expense in the coming quarters as the sales representatives’ focus on generating new business with a focus on oncology office sales. We expect our sales and marketing expenses over the long term to increase as our test volumes increase.
Interest Expense, net
Net interest expense is comprised of interest incurred on our term debt, revolving credit facility and our capital lease obligations offset by the interest income we earn on cash deposits. Net interest expense for the three months ending June 30, 2018 was flat compared to the same period in 2017. Net interest expense increased approximately 4.2%, or $0.1 million, for the six month period ending June 30, 2018 compared to the same period in 2017 due to changes in interest rates. We expect our interest expense to increase due to advances on our revolving credit facility and the additional borrowing from our term loan in the second quarter of 2018.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Per Share
The following table provides consolidated net income (loss) available to common stockholders for each period along with the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Net income (loss) available to common shareholders	$5,924	$(2,156)	$3,712	$(5,885)
Basic weighted average shares outstanding	81,017	79,413	80,789	79,075
Effect of potentially dilutive securities	2,665	—	1,842	—
Diluted weighted average shares outstanding (1)	90,168	79,413	89,305	79,075
Basic net income (loss) per share	$0.07	$(0.03)	$0.05	$(0.07)
Diluted net income (loss) per share	$0.07	$(0.03)	$0.04	$(0.07)

(1) Diluted weighted average shares outstanding for the three and six month periods ending June 30, 2018 include 6.5 and 6.7 million shares, respectively of preferred stock.

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

Basis for Non-GAAP Adjustments

Our basis for excluding certain expenses from GAAP financial measures, are outlined below:

•
Interest expense – The capital structure of companies significantly affects the amount of interest expense incurred.  This expense can vary significantly between periods and between companies.  In order to compare performance between periods and companies that have different capital structures and thus different levels of interest obligations, we exclude this expense.

•
Income tax expense (benefit) – The tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and the provision for income taxes can vary considerably among companies.  In order to compare performance between companies, we exclude this expense (benefit).

•
Depreciation expense – Companies utilize assets with different useful lives and use different methods of both acquiring and depreciating these assets. These differences can result in considerable variability in the costs of productive assets and the depreciation and amortization expense among companies. In order to compare performance between companies, we exclude this expense.

•
Amortization expense – The intangible assets that give rise to this amortization expense relate to acquisitions, and the amounts allocated to such intangible assets and the terms of amortization vary by acquisition and type of asset.  We exclude these items to provide a consistent basis for comparing operating results across reporting periods, pre and post-acquisition.

•
Stock-based compensation expenses – Although stock-based compensation is an important aspect of the compensation paid to our employees and consultants, the related expense is substantially driven by changes in the Company’s stock price in any given quarter, which can fluctuate significantly from quarter to quarter.  The variable accounting treatment causing expense to be driven by changes in quarterly stock price is required because many of the Company’s full-time physicians

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reside in California and are classified as consultants rather than employees due to state regulations.  GAAP provides that variable stock based compensation treatment be applied for consultants but not for employees. Without adjusting for these non-cash expenses, the Company believes it would be difficult to compare financial results from operations across reporting periods on a consistent basis.

•
Moving expenses – These expenses include costs associated with the move of our Irvine, California facility into our Aliso Viejo facility in March 2017 as well as costs associated with the relocation of our Houston, Texas facility into our larger, facility in Houston, Texas in May 2018. Equipment was moved and re-validated in the new locations, significant overtime and investment of resources to coordinate the moves was incurred and costs were incurred to clean out and restore the facilities to their original state.  We are adjusting for these costs in Adjusted EBITDA as the moves were related to the Clarient acquisition and will not be annually recurring items.  Without adjusting for these expenses, the Company believes it would be difficult to compare financial results from operations across reporting periods on a consistent basis.

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

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2018:

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Net Income (Loss) (GAAP)	$(380)	$483	$264	$(680)
Adjustments to Net Income (Loss):
Interest expense, net	1,407	1,411	2,892	2,775
Income tax expense (benefit)	(357)	(53)	81	(832)
Amortization of intangibles	1,421	1,725	2,834	3,450
Depreciation	3,810	3,926	7,444	7,906
EBITDA	$5,901	$7,492	13,515	12,619
Further Adjustments to EBITDA:
Facility moving expenses	1,822	264	1,816	615
Non-cash, stock-based compensation	2,333	1,922	3,957	3,052
Adjusted EBITDA (non-GAAP)	$10,056	$9,678	$19,288	$16,286

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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pharma Services
 The Company negotiates billing schedules and payment terms on a contract-by-contract basis which often includes payments based on certain milestones being achieved. Receivables are generally reported over time based on the number of units completed, which aligns with the progress of the Company towards fulfilling its obligations under the contract.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of equity securities, borrowings against our accounts receivables balances and bank debt.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the six months ended June 30, 2018 and 2017 as well balances of cash and cash equivalents and working capital (in thousands).

	Six Months Ended June 30,
	2018	2017 (as adjusted)
Net cash provided by (used in):
Operating activities	$20,952	$4,842
Investing activities	(8,943)	(7,864)
Financing activities	(15,373)	1,429
Effects of foreign exchange rate changes	(22)	—
Net change in cash and cash equivalents	(3,386)	(1,593)
Cash and cash equivalents, beginning of period	$12,821	$12,525
Cash and cash equivalents, end of period	$9,435	$10,932
Working Capital(1), end of period	$35,285	$48,196

(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
During the six months ended June 30, 2018, cash flows from operating activities were $21.0 million, a $16.1 million increase compared to the same period in 2017.  The increase was primarily due to an increase in accounts payable and other accrued expenses of $11.8 million as well as a decrease in accounts receivable of $5.9 million. Our increase in accounts payable and accrued expenses reflects the costs associated with higher test volumes as well as the timing of payments on our general and administrative expenses. Our receivables have decreased over this period reflecting a reduction in our DSOs as well as gains achieved as a result of enhancements made to our billing team and billing processes. The change in cash flows from operations is also due to our increased net income for the period ending June 30, 2018 compared to our net loss for the period ended June 30, 2017.
Cash Flows from Investing Activities
During the six months ended June 30, 2018, cash used in investing activities increased by approximately $1.1 million compared to the same period in 2017.  Specifically, this increase was due to costs incurred for the construction of our laboratory in Houston, Texas which was completed in May of 2018. This expanded facility will support our continued Pharma growth and accelerate our clinical growth in the state of Texas.
Cash Flows from Financing Activities
During the six months ended June 30, 2018, cash used in financing activities increased by approximately $16.8 million compared to the same period in 2017. This change was primarily due to the redemption of 6.9 million shares of Series A Redeemable Preferred Stock for $50.1 million, which was funded through a $30 million increase in our term debt, approximately $10 million of borrowing on our revolver and the remainder with cash. Additionally, during the six months ended June 30, 2018 we repaid approximately $7.3 million on our term loan and revolving credit facility. Cash flows from financing activities also include cash received for the issuance of our common stock upon exercise of stock options as well as cash received to purchase shares of our common stock through the Employee Stock Purchase Plan.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Facility
We entered into a senior secured credit facility in December 2016, which was subsequently amended in June 2018 to include additional loan capacity. In order to reduce our exposure to interest rate fluctuations on this floating rate debt obligation, we entered into interest rate swap agreements.  For more information on these hedging instruments, see Note F to Consolidated Financial Statements herein.  The interest rate swap agreement effectively converts a portion of our floating rate debt to a fixed obligation, thus reducing the impact of interest rate changes on future interest expense.  We believe this strategy will enhance our ability to manage cash flow within our Company.
Liquidity Outlook
We had approximately $9.4 million in cash and cash equivalents as of June 30, 2018.  In addition, we have a revolving credit facility which provides for up to $75 million in borrowing capacity of which at June 30, 2018, based on our level of adjusted EBITDA, approximately $20.4 million was available.  We believe that the cash on hand, available credit lines and positive cash flows generated from operations will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months from the issuance of these financial statements.
Our Credit Agreement contains certain provisions that would require a portion of the excess cash flow (as defined) to be repaid to our lenders.  The debt repayment would be required five business days after the filing of our Annual Compliance Certificate. As of June 30, 2018, there was no excess cash flow payment due.
Capital Expenditures
We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however the actual amount and timing of such capital expenditures will ultimately be determined by the volume of our business.  We currently anticipate that our capital expenditures for the year ended December 31, 2018 will be in the range of $18 million to $20 million.  During the six months ended June 30, 2018, we purchased approximately $8.9 million of capital equipment, software and leasehold improvements and an additional $3.7 million was acquired through capital lease obligations.  We have funded and plan to continue funding these capital expenditures with capital lease financing arrangements, cash, and through bank loan facilities if necessary.
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
Related Party Transactions
During the three months ended June 30, 2018 and 2017, Steven C. Jones, a director, officer and shareholder of the Company, earned approximately $41,000 and $52,000, respectively for consulting work performed in connection with his duties as Executive Vice President and for reimbursement of related expenses. During the same period, Mr. Jones also earned $12,500 and $12,500, respectively, as compensation for his services on the Board. During the six months ended June 30, 2018 and 2017, Mr. Jones earned approximately $87,000 and $118,000, respectively, for consulting work performed in connection with his duties as Executive Vice President and for reimbursement of related expenses. During the same periods, Mr. Jones also earned $25,000 and $12,500, respectively, as compensation for his services on the Board.

On June 1, 2018, the Company granted stock options and restricted stock to each of its Board members as part of its annual Board compensation process. Mr. Jones was granted 3,017 stock options and 6,897 shares of restricted stock for his services on the Board. The options were granted at a price of $11.60 per option and each option had a fair market value of $3.74. The options vest on June 1, 2019. The restricted stock has a fair value of $11.60 per share and vests on June 1, 2019.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings in the ordinary course of business.  We do not believe any current legal proceedings are material to our business. No material proceedings were terminated during the quarter ended June 30, 2018.

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
10.1
Second Amendment to the Credit Agreement by and among NeoGenomics Laboratories, Inc., NeoGenomics, Inc. and certain of its subsidiaries, the lenders party thereto and Regions Bank, as administrative agent (as incorporated by reference to the Company's current Report on Form 8-K as filed with the SEC on June 25, 2018).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Income (Loss) and (v) related notes

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2018	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chief Executive Officer

	By:	/s/ Sharon A. Virag
	Name:	Sharon A. Virag
	Title:	Chief Financial Officer