Form 10-Q
period 2018-09-30
NEOGENOMICS INC
filed 2018-11-06
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of November 2, 2018, the registrant had 93,016,722 shares of Common Stock, par value $0.001 per share outstanding.

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

Forward looking statements include, but are not limited to, statements about:

•	Our ability to integrate future acquisitions and costs related to such acquisitions, including our proposed acquisition of the parent company of Genoptix, Inc.

•	Our ability to implement our business strategy;

•	The expected reimbursement levels from governmental payers and private insurers and proposed changes to those levels;

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

ASSETS	September 30, 2018	December 31, 2017 (as adjusted)
Current assets
Cash and cash equivalents	$118,440	$12,821
Accounts receivable	62,694	60,427
Inventories	6,829	7,474
Other current assets	6,307	5,153
Total current assets	194,270	85,875
Property and equipment (net of accumulated depreciation of $49,492 and $40,530, respectively)	41,004	36,504
Intangible assets, net	69,909	74,165
Goodwill	147,019	147,019
Other assets	2,937	891
Total assets	$455,139	$344,454
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	9,200	10,450
Accrued compensation	15,187	9,482
Accrued expenses and other liabilities	7,517	6,144
Short-term portion of capital leases and car loans	6,675	5,239
Short-term portion of loans	7,217	3,750
Pharma contract liability	1,259	1,406
Total current liabilities	$47,055	$36,471
Long-term liabilities
Long-term portion of capital leases and car loans	6,663	5,303
Long-term portion of loans, net	89,764	66,616
Revolving credit facility, net	—	24,516
Long-term pharma contract liability	1,199	283
Deferred income tax liability, net	6,899	6,688
Total long-term liabilities	104,525	103,406
Total liabilities	151,580	139,877
Commitments and contingencies - see Note I
Redeemable convertible preferred stock
Series A Redeemable Convertible Preferred Stock, $0.001 par value, (50,000,000 shares authorized; 0 and 6,864,000 shares issued and outstanding)	—	32,615
Stockholders' equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 92,980,783 and 80,462,574 shares issued and outstanding, respectively)	93	80
Additional paid-in capital	354,487	230,030
Accumulated other comprehensive income	536	274
Accumulated deficit	(51,557)	(58,422)
Total stockholders’ equity	303,559	171,962
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$455,139	$344,454
 See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
NET REVENUE
Clinical Services	$59,449	$51,187	$175,960	$159,642
Pharma Services	9,647	7,950	24,306	19,188
Total Revenue	69,096	59,137	200,266	178,830

COST OF REVENUE	36,775	34,242	110,111	103,634
GROSS PROFIT	32,321	24,895	90,155	75,196
Operating expenses:
General and administrative	21,055	18,268	59,106	53,717
Research and development	446	1,270	2,475	3,080
Sales and marketing	6,900	6,363	21,355	18,142
Loss on sale of Path Logic	—	1,058	—	1,058
Total operating expenses	28,401	26,959	82,936	75,997
INCOME (LOSS) FROM OPERATIONS	3,920	(2,064)	7,219	(801)
Interest expense, net	1,873	1,398	4,766	4,173
Other (income) expense	(30)	—	31	—
Income (loss) before taxes	2,077	(3,462)	2,422	(4,974)
Income tax expense (benefit)	54	802	135	(30)
NET INCOME (LOSS)	2,023	(4,264)	2,287	(4,944)
Deemed dividends on preferred stock	—	912	1,950	2,734
Amortization of preferred stock beneficial conversion feature	—	1,739	3,677	5,122
Gain on redemption of preferred stock	—	—	(9,075)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,023	$(6,915)	$5,735	$(12,800)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$0.02	$(0.09)	$0.07	$(0.16)
Diluted	$0.02	$(0.09)	$0.06	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	87,253	79,617	87,381	79,208
Diluted	90,899	79,617	89,925	79,208
 See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
NET INCOME (LOSS)	$2,023	$(4,264)	$2,287	$(4,944)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustments	(13)	—	(36)	—
Gain on effective cash flow hedge	292	—	298	—
Total other comprehensive gain, net of tax	279	—	262	—
COMPREHENSIVE INCOME (LOSS)	$2,302	$(4,264)	$2,549	$(4,944)

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2018	2017 (as adjusted)
Net income (loss)	$2,287	$(4,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,477	11,739
Amortization of intangibles	4,255	5,201
Amortization of debt issue costs	392	330
Loss on disposal of assets	278	—
Loss on sale of Path Logic	—	1,058
Non-cash stock based compensation	5,148	5,812
Changes in assets and liabilities, net:
(Increase) in accounts receivable, net of write-offs	(2,267)	(7,890)
(Increase) decrease in inventories	644	(37)
(Increase) in prepaid expenses	(559)	(1,281)
(Increase) in other current assets	(1,749)	(238)
Increase in accounts payable, accrued and other liabilities	9,427	2,528
Net cash provided by operating activities	29,333	12,278
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(11,091)	(10,167)
Net cash used in investing activities	(11,091)	(10,167)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances on revolving credit facility	10,000	2,496
Repayment of revolving credit facility	(35,400)	—
Redemption of preferred stock	(50,096)	—
Repayment of capital lease obligations, loans	(4,774)	(4,126)
Repayment of term loan	(3,187)	(2,816)
Proceeds from term loan	30,000	—
Payments of debt issue costs	(576)	—
Issuance of common stock, net	141,445	2,021
Net cash provided by (used in) financing activities	87,412	(2,425)
Effects of foreign exchange rate changes on cash and cash equivalents	(35)	—
Net change in cash and cash equivalents	105,619	(314)
Cash and cash equivalents, beginning of period	12,821	12,525
Cash and cash equivalents, end of period	$118,440	$12,211

Supplemental disclosure of cash flow information:
Interest paid	$4,722	$3,879
Income taxes paid (refunded), net	$(76)	$272
Supplemental disclosure of non-cash investing and financing information:
Purchase of customer list through issuance of restricted stock	$—	$4,466
Equipment acquired under capital lease/loan obligations	7,569	3,240
 See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note A – Nature of Business and Basis of Presentation

NeoGenomics, Inc., a Nevada corporation (the “Parent” or the “Parent Company”), and its subsidiaries, NeoGenomics Laboratories, Inc., a Florida corporation (“NeoGenomics Laboratories”), Clarient Inc. and its wholly-owned subsidiary Clarient Diagnostic Services, Inc. (“Clarient”), Genoptix Merger Sub, Inc., NeoGenomics Bioinformatics, Inc., NeoGenomics Europe, SA, and NeoGenomics Singapore, Pte. Ltd. (collectively referred to as “we”, “us”, “our”, “NeoGenomics”, or the “Company”), operates as a certified “high complexity” clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories as well as providing clinical trial services to pharmaceutical firms.
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

The Company reports its activities in two operating segments; the Clinical Services Segment and the Pharma Services Segment. These reportable segments deliver testing services to hospitals, pathologists, oncologists, clinicians, pharmaceutical firms and researchers and represent 100% of the Company’s consolidated assets, net revenues and net income (loss) for each period presented. For further financial information about these segments, see Note K.

Reclassifications

The Company adopted ASC 606 on a full retrospective basis, which required the Company to restate its results for certain previously reported periods as if ASC 606 had been effective for those periods. For further details regarding the impact of this new accounting standard, see Note B.
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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging.  This standard refines hedge accounting to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amended guidance also expands items eligible for hedge accounting and simplifies the hedge effectiveness testing. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods.  Early adoption is permitted.  The Company early adopted this standard on April 1, 2018 and applied this guidance to the cash flow hedge entered into in June 2018. See Note F. The adoption of ASU 2017-12 did not have a material effect on its consolidated financial statements.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	For the Three Months Ended September 30, 2017			For the Nine Months Ended September 30, 2017
	As Reported	Impact of Adoption	As Adjusted	As Reported	Impact of Adoption	As Adjusted
Net Revenue
Clinical Services	$56,186	$(4,999)	$51,187	$172,667	$(13,025)	$159,642
Pharma Services	6,866	1,084	7,950	18,151	1,037	19,188
Total Revenue	$63,052	$(3,915)	$59,137	$190,818	$(11,988)	$178,830
Gross Profit	$28,810	$(3,915)	$24,895	$87,184	$(11,988)	$75,196

Total operating expenses	$32,172	$(5,213)	$26,959	$89,347	$(13,350)	$75,997
Income from Operations	(3,362)	1,298	(2,064)	(2,163)	1,362	(801)
Interest expense	1,398	—	1,398	4,173	—	4,173
Income tax (benefit) expense	340	462	802	(539)	509	(30)
Net Income (Loss)	$(5,100)	$836	$(4,264)	$(5,797)	$853	(4,944)

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other:  Simplifying the Test for Goodwill Impairment.  This standard eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This update is effective for annual and interim periods beginning after December 15, 2019.  The Company early adopted this standard on January 1, 2018. The adoption of this standard did not have an impact on the consolidated financial statements.
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
Issued

In February 2016, the FASB issued ASU 2016-02, Leases.  This standard was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including for operating leases, on the balance sheet and disclosing key information about leasing arrangements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  We expect to adopt this standard using a modified transition approach, effective January 1, 2019, under which we will recognize a cumulative-effect adjustment to retained earnings on the date of adoption.

The Company is currently implementing an information system and is changing business processes in order to accumulate the appropriate data and calculate and record right-of-use assets, lease liabilities and the related expense. We are continuing to evaluate the quantitative impact that adoption of this standard will have on our consolidated balance sheet as well as the impact on related disclosures, processes and controls. We do not currently expect that the adoption will have a material impact on our results of operations; however, we expect the adoption to have a material impact on the balance sheet with the recording of the right-of-use asset and corresponding lease liability.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The following table summarizes the values of contract assets, capitalized commissions and contract liabilities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Current pharma contract asset	$219	$541
Long-term pharma contract asset	408	31
Total pharma contract asset	$627	$572

Current pharma capitalized commissions	$308	$371
Long-term pharma capitalized commissions	637	171
Total pharma capitalized commissions	$945	$542

Current pharma contract liability	$1,259	$1,406
Long-term pharma contract liability	1,199	283
Total pharma contract liability	$2,458	$1,689
There were no significant changes in the contract assets for the period ended September 30, 2018 as compared to the balances at December 31, 2017. Pharma contract liabilities increased $0.8 million, or 46%, from December 31, 2017 while capitalized commissions also increased by $0.4 million, or 74%. These increases are due to higher upfront fees driven by increases in the volume of Pharma contracts in process. Revenue recognized for the three and nine months ended September 30, 2018 related to pharma contract liability balances outstanding at the beginning of the period was $0.2 million and $1.5 million, respectively. Amortization of capitalized commissions for the three and nine months ended September 30, 2018 were $0.2 million and $0.6 million, respectively.
The amount of existing performance obligations under long-term contracts, as defined by ASC 606, which were unsatisfied as of September 30, 2018, was $57.3 million. We expect to recognize approximately 40% of these remaining performance obligations as revenue in the next 12 months and the balance thereafter. The Company applied the practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The unsatisfied existing performance obligations under long-term contracts as defined by ASC 606 differs from backlog in that it does not include wholly unperformed contracts where the promised consideration is variable and/or the application of other practical expedients.
Disaggregation of Revenue
The Company considered various factors for both its Clinical Services and Pharma Services segments in determining appropriate levels of homogeneous data for its disaggregation of revenue, including the nature, amount, timing and uncertainty of revenue and cash flows. For Clinical Services, the categories identified align with our type of customer due to similarities of billing method, level of reimbursement and timing of cash receipts at this level. Unbilled amounts are accrued and allocated to payor categories based on historical experience. In future periods, actual billings by payor category may differ from accrued amounts. Pharma Services revenue was not further disaggregated as substantially all of our revenue relates to contracts with large pharmaceutical and biotech customers as well as other CROs for which the nature, timing and uncertainty of revenue and cash flows is similar and primarily driven by individual contract terms.
The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Clinical Services:
Client direct billing	$39,779	$38,111	$120,925	$108,538
Commercial Insurance	10,253	6,407	28,726	27,967
Medicare and Medicaid	8,603	6,588	25,333	22,809
Self-Pay	814	81	976	328
Total Clinical Services	$59,449	$51,187	$175,960	$159,642
Pharma Services:	9,647	7,950	24,306	19,188
Total Revenue	$69,096	$59,137	$200,266	$178,830

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note D – Goodwill and Intangible Assets
Goodwill as of September 30, 2018 and December 31, 2017 was $147.0 million.  There were no changes in the carrying amount of goodwill during the three and nine month periods ending September 30, 2018.

Intangible assets as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

		September 30, 2018
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	156 - 180 months	$85,068	$15,171	$69,897
Non-Compete Agreement	36 months	26	14	12
Total		$85,094	$15,185	$69,909

		December 31, 2017
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	156 - 180 months	$85,068	$10,925	$74,143
Non-Compete Agreement	36 months	26	4	22
Trade Name	24 months	3,000	3,000	—
Total		$88,094	$13,929	$74,165

We recorded approximately $1.4 and $1.7 million in straight-line amortization expense of intangible assets for the three month periods ended September 30, 2018 and 2017, respectively. We recorded approximately $4.3 and $5.2 million in straight-line amortization expense of intangible assets for the nine month periods ended September 30, 2018 and 2017, respectively.  The Company records amortization expense as a general and administrative expense.
The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2018 is as follows (in thousands):

Remainder of 2018	$1,421
2019	5,680
2020	5,671
2021	5,671
2022	5,671
Thereafter	45,795
Total	$69,909

Note E – Debt

The following table summarizes the long term debt at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Term Loan Facility	$98,061	$71,250
Revolving Credit Facility	—	25,400
Capital leases and car loans	13,338	10,542
Total Debt	$111,399	$107,192
Less: Debt issuance costs	(1,080)	(1,768)
Less: Current portion of long-term debt	(13,892)	(8,989)
Total Long-Term Debt, net	$96,427	$96,435

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
On September 30, 2018 and December 31, 2017, the Company had current outstanding borrowings under the Term Loan, as amended, of approximately $7.2 million and $3.8 million and long-term outstanding borrowings of approximately $89.8 million and $66.6 million, net of unamortized debt issuance costs of $1.1 million and $0.9 million, respectively.  The debt issuance costs were recorded as a reduction in the carrying amount of the related liability and are being amortized over the life of the loan.
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

The Term Loan Facility and amounts borrowed under the Revolving Credit Facility are secured on a first priority basis by a security interest in substantially all of the tangible and intangible assets of NeoGenomics Laboratories and the Guarantors.  The Term Loan Facility contains various affirmative and negative covenants including ability to incur liens and encumbrances; make certain restricted payments, including paying dividends on its equity securities or payments to redeem, repurchase or retire its equity securities; enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with its affiliates, and materially alter the business it conducts.  In addition, the Company must meet certain maximum leverage ratios and fixed charge coverage ratios as of the end of each fiscal quarter commencing with the quarter ended March 31, 2017.  The Company was in compliance with all financial covenants as of September 30, 2018.

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

Revolving Credit Facility
On December 22, 2016, the Company entered into a Credit Agreement with Regions Bank as administrative agent and collateral agent.  The Credit Agreement provided for a $75 million revolving credit facility (the “Revolving Facility”).  The revolving credit facility was repaid during the third quarter of 2018, resulting in no outstanding borrowings or unamortized debt issuance costs at September 30, 2018. On December 31, 2017, the Company had outstanding borrowings of approximately $24.5 million, net of unamortized debt issuance costs of $0.9 million.

The Revolving Credit Facility includes a $10 million swingline sublimit, with swingline loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Revolving Credit Facility is due and payable on December 22, 2021 or such earlier date as the obligations under the Credit Agreement become due and payable pursuant to the terms of the Credit

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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
Capital Leases
The Company has entered into capital leases to purchase laboratory equipment, office equipment and leasehold improvements.  These leases expire at various dates through 2021 and the weighted average interest rate under such leases was approximately 4.76% at September 30, 2018. Most of these leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value.

Property and equipment acquired under capital lease agreements are pledged as collateral to secure the performance of the future minimum lease payments.

Maturities of Long-Term Debt
Maturities of long-term debt at September 30, 2018 are summarized as follows (in thousands):

	Term Loan and Revolving Credit Facility	Capital Lease Obligations and Car loans	Total Long-Term Debt
Remainder of 2018	$1,313	$1,922	$3,235
2019	7,873	6,727	14,600
2020	7,873	4,241	12,114
2021	81,002	1,202	82,204
	98,061	14,092	112,153
Less: Interest on capital leases	—	(754)	(754)
	98,061	13,338	111,399
Less: Current portion of long-term debt	(7,217)	(6,675)	(13,892)
Less: Debt issuance costs	(1,080)	—	(1,080)
Long-term debt, net	$89,764	$6,663	$96,427

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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Under these agreements, we receive a variable rate of interest based on LIBOR and we pay a fixed rate of interest. The following table summarizes the interest rate swap agreements.

	December 2016 Hedge	June 2018 Hedge
Notional Amount	$50 million	$20 million (1)
Effective Date	December 30, 2016	June 29, 2018
Index	One month LIBOR	One month LIBOR
Maturity	December 31, 2019	December 31, 2021
Rate	1.59%	2.98%

(1) The notional amount increases to $70 million upon maturity of December 2016 hedge on December 31, 2019.

The fair value of the interest rate swaps will be included in other long term assets or liabilities, when applicable.  As of September 30, 2018 and December 31, 2017, the fair value of the derivative financial instruments were $0.6 million and $0.4 million, which was included in the balance sheet as other assets and reflected in AOCI. The instrument will be evaluated on a monthly basis and resulting increases or decreases will be recorded as a component of AOCI and will be reclassified to interest expense in the period during which the hedged transaction affects earnings. Cash flows from the interest rate swap are included in operating activities on the consolidated statement of cash flows. The Company performed an effectiveness assessment and determined that the interest rate swaps are highly effective and, thus, there is no impact to the Company's consolidated statements of operations. As of September 30, 2018, the Company estimates that it will reclassify gains or losses on derivative instruments of $0.2 million from AOCI to earnings during the next twelve months as the anticipated cash flows occur.

Note G – Class A Redeemable Convertible Preferred Stock

On December 30, 2015, the Company issued 14,666,667 shares of its Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") as part of the consideration for the acquisition of Clarient.  The Series A Preferred Stock had a face value of $7.50 per share for a total liquidation value of $110 million.  During the first year, the Series A Preferred Stock had a liquidation value of $100 million if the shares were redeemed prior to December 29, 2016.  On December 22, 2016, the Company redeemed 8,066,667 shares of the Series A Preferred Stock for $55.0 million in cash.  The redemption amount per share equaled $6.82 ($7.50 minus the liquidation discount of 9.09%).  In December 2017, the Company issued 264,000 additional shares of Preferred Stock as a Paid-in-Kind (“PIK”) dividend, resulting in a balance of 6,864,000 shares of Series A Preferred Stock outstanding at December 31, 2017.

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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Beneficial Conversion Features

The fair value of the common stock into which the Series A Preferred Stock was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the date of issuance and after the partial redemption in December of 2016 by approximately $44.7 and $20.1 million, respectively, resulting in a beneficial conversion feature.  The Company recognized the beneficial conversion feature as non-cash, deemed dividends to the holder of Series A Preferred Stock over the first three years the Series A Preferred Stock was outstanding, as the date the stock first becomes convertible was three years from the issue date.  In addition to the beneficial conversion feature (“BCF”) recorded at the original issue date, we recorded additional BCF discounts for payment-in-kind shares accrued for the quarter ended March 31, 2018 as dividends.

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

Note H – Equity
We recorded approximately $1.1 and $2.8 million in stock based compensation expense for the three month periods ended September 30, 2018 and 2017, respectively. We recorded approximately $5.0 and $5.8 million in stock based compensation expense for the nine month periods ended September 30, 2018 and 2017, respectively.
A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2018 is as follows:

	Number of shares	Weighted average price
Options outstanding at December 31, 2017	6,342,526	$6.51
Options granted	2,172,102	$8.42
Less:
Options exercised	1,094,324	$5.60
Options canceled or expired	338,250	$7.03
Options outstanding at September 30, 2018	7,082,054	$7.21
Exercisable at September 30, 2018	2,965,695	$6.20
The fair value of each stock option award granted during the nine months ended September 30, 2018 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

Nine Months Ended September 30, 2018
Expected term (in years)	2.0 - 4.0
Risk-free interest rate (%)	2.4%
Expected volatility (%)	35.6% - 45.5%
Dividend yield (%)	—
Weighted average fair value/share at grant date	$2.63

As of September 30, 2018, there was approximately $3.2 million of unrecognized share based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.0 years.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

A summary of the restricted stock activity under the Company’s plans for the nine months ended September 30, 2018 is as follows:

	Number of shares	Weighted average price
Nonvested at December 31, 2017	327,211	$7.27
Granted	87,811	$12.87
Vested	(132,514)	7.27
Nonvested at September 30, 2018	282,508	$9.01

Employee Stock Purchase Plan

We offer an employee stock purchase plan (“ESPP”) through which eligible employees may purchase shares of our common stock at a discount.  On May 25, 2017, the Company amended the ESPP, increasing the discount from 5% to 15% of the fair market value of the Company’s common stock.  As a result of this change, we began recording stock based compensation expense related to the ESPP during the quarter ended September 30, 2017.

During the three months ended September 30, 2018 and 2017, employees purchased 21,100 and 23,664 shares, respectively under the ESPP.  The expense recorded for these periods was approximately $55,857 and $41,907, respectively.  During the nine months ended September 30, 2018 and 2017, employees purchased 87,288 and 74,756 shares, respectively under the ESPP.  The expense recorded for these periods was approximately $166,191 and $41,907, respectively.

Public Offering of Common Stock
In August 2018, the Company completed an offering of 11,270,000 shares of registered common stock, at a price of $12.75 per share, for gross proceeds of approximately $143.7 million. The Company received approximately $135.1 million in net proceeds after deducting underwriting fees of approximately $8.6 million. The Company used $20.0 million of the net proceeds to pay down the Revolving Credit Facility and plans to use the remaining net proceeds for the acquisition of Genoptix.

Note I – Commitments and Contingencies

During the three and nine months ended September 30, 2018, the Company entered into leases of approximately $3.8 million and $7.6 million. These leases were primarily to fund the construction of our laboratory in Houston, Texas. These leases have 36 month terms, a $1.00 buyout option at the end of the term and interest rates ranging from 4.6% to 5.9%.  The Company accounted for these leases as capital leases.
Legal Matters
The Company is involved in ongoing litigation with Health Discovery Corporation (“HDC”) regarding the use of certain licensed technology under a Master License Agreement (“MLA”) dated January 6, 2012 between the Company and HDC.  As required under the MLA, the parties are required to submit such matters in dispute under the MLA to binding arbitration, which is expected to take place in December 2018.  The Company is vigorously defending its legal rights and remedies pertaining to this licensing dispute.  The Company does not believe, based on currently available information, that the outcome of this matter will have a material adverse effect on the Company's financial condition.

Note J – Related Party Transaction

During the three months ended September 30, 2018 and 2017, Steven C. Jones, a director, officer and shareholder of the Company, earned approximately $38,000 and $46,000, respectively, for consulting work performed in connection with his duties as Executive Vice President and for reimbursement of related expenses. During the same periods, Mr. Jones also earned $12,500 and $13,000, respectively, as compensation for his services on the Board. During the nine months ended September 30, 2018 and 2017, Mr. Jones earned approximately $125,000 and $164,000, respectively for consulting work performed in connection with his duties as Executive Vice President and for reimbursement of related expenses. During the same periods, Mr. Jones also earned $37,500 and $25,000, respectively as compensation for his services on the Board.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

The following table summarizes segment information for the three and nine month periods ended September 30, 2018 and 2017, respectively (in thousands).

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Net revenues:
Clinical Services	$59,449	$51,187	$175,960	$159,642
Pharma Services	9,647	7,950	24,306	19,188
Total Revenue	$69,096	$59,137	$200,266	$178,830

Cost of revenue:
Clinical Services	$31,509	$30,150	$94,586	$91,854
Pharma Services	5,266	4,092	15,525	11,780
Total Cost of Revenue	$36,775	$34,242	$110,111	$103,634

Gross Profit:
Clinical Services	$27,940	$21,037	$81,374	$67,788
Pharma Services	4,381	3,858	8,781	7,408
Total Gross Profit	$32,321	$24,895	$90,155	$75,196

Operating expenses:
General and administrative	$21,055	$18,268	$59,106	$53,717
Research and development	446	1,270	2,475	3,080
Sales and marketing	6,900	6,363	21,355	18,142
Loss on sale of Path Logic	—	1,058	—	1,058
Total operating expenses	28,401	26,959	82,936	75,997
Income (Loss) from Operations	3,920	(2,064)	7,219	(801)
Interest expense, net	1,873	1,398	4,766	4,173
Other (income) expense	(30)	—	31	—
Income (loss) before taxes	2,077	(3,462)	2,422	(4,974)
Income tax (benefit) expense	54	802	135	(30)
Net Income (Loss)	$2,023	$(4,264)	$2,287	$(4,944)

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note L - Subsequent Events
Acquisition
On October 23, 2018, NeoGenomics Laboratories entered into an Agreement and Plan of Merger  (the “Merger Agreement”) with Genesis Acquisition Holding Corp. (“Genesis”), the parent company of Genoptix, Inc. (Genesis and its subsidiaries are generally referred to herein as “Genoptix”), Genoptix Merger Sub, Inc., a subsidiary of NeoGenomics Laboratories, and Ampersand 2014 Limited Partnership, solely in its capacity as stockholders' representative, pursuant to which NeoGenomics Laboratories will acquire all of the outstanding equity interests of Genesis in exchange for (i) $125.0 million in cash, and (ii) 1.0 million shares of NeoGenomics common stock (the “Transaction”).  The cash portion of the purchase price is subject to adjustment for changes in Genesis’ net working capital as of the closing of the acquisition and other adjustments as set forth in the Merger Agreement.

The closing of the acquisition is subject to various customary closing conditions, including, among others, (i) the absence of any order of any governmental authority that prohibits or materially restrains the acquisition and the absence of any proceeding brought by any government authority pending before any court of competent jurisdiction seeking such an order and (ii) any waiting periods imposed by any government authority necessary for the consummation of the transactions must have expired or been terminated.

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
As of September 30, 2018, the Company had laboratory locations in Ft. Myers and Tampa, Florida; Atlanta, Georgia; Aliso Viejo and Fresno, California; Houston, Texas; Nashville, Tennessee; and Rolle, Switzerland. The Company currently offers the following types of genetic and molecular testing services:

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
Execution of Focus
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
We are significantly expanding our capacity, specifically in the Pharma Services area of our business. The opening of our laboratory in Rolle, Switzerland as well as the expansion of our Houston laboratory and the opening of a small laboratory in Atlanta, Georgia will allow us to better serve our existing Pharma Services clients and obtain new business in the U.S. and across Europe. We also announced a global strategic partnership with Pharmaceutical Product Development, LLC ("PPD"), which we expect to result in the opening of laboratories internationally, including in Singapore and China. Our strong growth momentum as well as our added capacity will create opportunities for improved quality and revenue growth.
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
World-class Medical and Scientific Team
Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology.  As of September 30, 2018, we employed, or are contracted with, over 60 full-time MDs and PhDs.

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
We also have a system built specifically for our Pharma Services division, and is geared to meet the unique needs of pharma sponsors on their clinical studies.  This system allows for detail specimen tracking and chain of custody information required by pharma services sponsors in their clinical trials.
National Direct Sales Force
Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients.  Our sales team for the clinical cancer testing services is organized into five regions (Northeast, Southeast, North Central, South Central and West). Our Pharma Services division has a dedicated team of business development specialists who are experienced in working with pharma sponsors and helping them with the testing needs of their research and development projects as well as Phase 1-3 studies.  These sales representatives utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated all of the important customer care functionality within our LIS into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions.  Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM.  Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up.
Geographic Locations
Many high complexity laboratories within the cancer testing industry have operated a core facility on either the West Coast or the East Coast of the United States to service the needs of their customers around the country. We believe our clients and prospects desire to do business with a laboratory with national breadth and a local presence, and have developed our laboratory facility strategy accordingly. We have eight facilities, including three large laboratory locations in Fort Myers, Florida, Aliso Viejo, California, and Houston Texas. We also have five smaller laboratory locations in Fresno, California, Nashville, Tennessee, Tampa, Florida, Atlanta, Georgia and Rolle, Switzerland. We have recently completed construction of our new expanded laboratory in Houston, Texas and have plans to operate laboratories in Shanghai, China and Singapore.
We intend to continue our growth and open new laboratories and/or expand our current facilities as market situations dictate and business opportunities arise.

Scientific Pipeline
In the past few years our field has experienced a rapid increase in tests that are tied to specific genomic pathways. These tests are typically individualized for a small sub-set of patients with a specific subtype of cancer. The therapeutic target in the genomic pathway is typically a small molecule found at the level of the cell surface, within the cytoplasm and/or within the nucleus. These genomic pathways, known as the “Hallmarks of Cancer”, contain a target-rich environment for small-molecule anti-therapies. These anti-therapies target specific mutations in the major cancer pathways such as the Proliferation Pathway, the Apoptotic Pathway, the Angiogenic Pathway, the Metastasis Pathway, and the Signaling Pathways and Anti-Signaling Pathways.
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
Please see the section captioned Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 13, 2018, for a detailed description of our business.
Proposed Acquisition of Genoptix
On October 23, 2018, NeoGenomics Laboratories entered into an Agreement and Plan of Merger  (the “Merger Agreement”) with Genesis, the parent company of Genoptix, Inc., Genoptix Merger Sub, Inc., a subsidiary of NeoGenomics Laboratories, and Ampersand 2014 Limited Partnership, solely in its capacity as stockholders' representative, pursuant to which NeoGenomics Laboratories will acquire all of the outstanding equity interests of Genesis in exchange for (i) $125.0 million in cash, and (ii) 1.0 million shares of NeoGenomics common stock.  The cash portion of the purchase price is subject to adjustment for changes in Genesis’ net working capital as of the closing of the acquisition and other adjustments as set forth in the Merger Agreement.

The closing of the acquisition is subject to various customary closing conditions, including, among others, (i) the absence of any order of any governmental authority that prohibits or materially restrains the acquisition and the absence of any proceeding brought by any government authority pending before any court of competent jurisdiction seeking such an order and (ii) any waiting periods imposed by any government authority necessary for the consummation of the transactions must have expired or been terminated.

For additional information regarding the Merger Agreement, see our 8-K filed with the SEC on October 26, 2018.

Results of Operations for the Three and Nine Months Ended September 30, 2018 as Compared to the Three and Nine Months Ended September 30, 2017
The following table presents the consolidated statements of operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	53.2%	57.9%	55.0%	58.0%
Gross Profit	46.8%	42.1%	45.0%	42.0%
Operating expenses:
General and administrative	30.5%	30.9%	29.5%	30.0%
Research and development	0.6%	2.1%	1.2%	1.7%
Sales and marketing	10.0%	10.8%	10.7%	10.1%
Loss on sale of Path Logic	—%	1.8%	—%	0.6%
Total operating expenses	41.1%	45.6%	41.4%	42.5%
Income from operations	5.7%	(3.5)%	3.6%	(0.4)%
Interest expense, net	2.7%	2.4%	2.4%	2.3%
Other expense	—%	—%	—%	—%
Income (loss) before income taxes	3.0%	(5.9)%	1.2%	(2.8)%
Income tax expense (benefit)	0.1%	1.4%	0.1%	—%
Net income (loss)	2.9%	(7.2)%	1.1%	(2.8)%

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents consolidated net revenue for the test type indicated. Clinical Services revenue excludes tests performed by Path Logic, which was sold on August 1, 2017 ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017 (as adjusted)	$ Change	% Change	2018	2017 (as adjusted)	$ Change	% Change
Clinical Services	$59,449	$50,740	$8,709	17.2%	$175,960	$156,127	$19,833	12.7%
Pharma Services	9,647	7,950	1,698	21.4%	24,306	19,188	5,118	26.7%
Total Revenue	$69,096	$58,690	$10,406	17.7%	$200,266	$175,315	$24,951	14.2%

Revenue
Clinical Services revenue for the three and nine month periods ending September 30, 2018, increased $8.7 million and $19.8 million, respectively, compared to the same periods in 2017.  Testing volumes also increased in our clinical genetic testing business by approximately 13.7% and 14.4%, respectively, for the three and nine month periods ending September 30, 2018 compared to the same periods in 2017. The increases in revenue and volume were due to strong, balanced growth. For both the three and nine month periods ending September 30, 2018 compared to the same periods in 2017, there was double digit growth in all modalities. We continue to negotiate managed care and group purchasing contracts to increase our in-network coverage, which should improve reimbursement rates and facilitate the addition of new accounts.

Pharma Services revenue for the three and nine month periods ending September 30, 2018 increased $1.7 million and $5.1 million, respectively, as compared to the same periods in 2017.  In addition, our backlog of signed contracts has continued to grow from $89.6 million as of June 30, 2018 to $97.2 million as of September 30, 2018.  The recently completed expansion of our Pharma facility in Houston, Texas provides additional capacity to manage this backlog.

We also expect to achieve accelerating revenue growth in our Pharma Services segment due to our international presence. In addition to our recently opened laboratory in Rolle, Switzerland, we announced a global strategic partnership with Pharmaceutical Product Development, LLC ("PPD") in 2018, which we expect to result in the opening of laboratories internationally, including in Singapore and China.
The following table shows Clinical Services revenue, cost of revenue, requisitions received and tests performed for the three and nine months ended September 30, 2018 and 2017.  This data excludes tests performed for Pharma customers and tests performed by Path Logic, which was sold on August 1, 2017.
Testing revenue and cost of revenue are presented in thousands below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017 (as adjusted)	% Change	2018	2017 (as adjusted)	% Change
Requisitions received (cases)	108,467	98,031	10.6%	323,682	291,806	10.9%
Number of tests performed	185,738	163,289	13.7%	551,721	482,476	14.4%
Avg. number of tests/requisition	1.71	1.67	2.8%	1.70	1.65	3.1%

Total clinical services testing revenue	$59,449	$50,740	17.2%	$175,960	$156,127	12.7%
Average revenue/requisition	$548	$518	5.9%	$544	$535	1.6%
Average revenue/test	$320	$311	3.0%	$319	$324	(1.4)%

Cost of revenue	$31,509	$29,652	6.3%	$94,586	$87,889	7.6%
Average cost/requisition	$290	$302	(4.0)%	$292	$301	(3.0)%
Average cost/test	$170	$181	(6.3)%	$171	$182	(5.9)%

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

Average revenue per test increased 3.0% for the three month period and decreased slightly for the nine month period ended September 30, 2018 as compared to the corresponding periods in 2017. These changes reflect the positive impact of our internal reimbursement initiatives, partially offset by changes in Medicare reimbursement and regulation.

Cost of Revenue and Gross Profit
Average cost per test decreased 6.3% and 5.9% for the three and nine month periods ended September 30, 2018, respectively, as compared to the corresponding periods in 2017, primarily due to increased automation in our laboratories as well as the benefit of increased economies of scale.  In addition, our laboratory teams have been extremely focused on reducing their cost per test across all departments.
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.
The consolidated cost of revenue and gross profit metrics are as follows ($ in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017 (as adjusted)	% Change	2018	2017 (as adjusted)	% Change
Cost of revenue:
Clinical Services	$31,509	$30,150	4.5%	$94,586	$91,854	3.0%
Pharma Services	5,266	4,092	28.7%	15,525	11,780	31.8%
Total Cost of Revenue	$36,775	$34,242	7.4%	$110,111	$103,634	6.3%
Cost of revenue as a % of revenue	53.2%	57.9%		55.0%	58.0%
Gross Profit:
Clinical Services	$27,940	$21,037	32.8%	$81,374	$67,788	20.0%
Pharma Services	4,381	3,858	13.6%	8,781	7,408	18.5%
Total Gross Profit	$32,321	$24,895	29.8%	$90,155	$75,196	19.9%
Gross Profit Margin	46.8%	42.1%		45.0%	42.0%
Consolidated cost of revenue in dollars increased for the three and nine months ended September 30, 2018 when compared to the same periods in 2017 while cost of revenue as a percentage of revenue decreased year-over-year.  These increases in cost of revenue are largely due to the increase in our testing volumes.
Gross profit margin increased for the three and nine months ended September 30, 2018, as compared to the same periods in 2017. This improvement was partially due to an increase in our revenue per test for the three months ended September 30, 2018 as well as a decrease in our cost per cost. This increase was also driven by the divestiture of Path Logic in the third quarter of 2017.
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
Consolidated general and administrative expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2018	2017 (as adjusted)	$ Change	% Change	2018	2017 (as adjusted)	$ Change	% Change
General and administrative	$21,055	$18,268	$2,787	15.3%	$59,106	$53,717	$5,389	10.0%
As a % of revenue	30.5%	30.9%			29.5%	30.0%

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses increased $2.8 million for the three month period ended September 30, 2018 as compared to the same period in 2017 and increased $5.4 million for the nine month period ended September 30, 2018. The increases reflect higher payroll and payroll related expenses due to increases in headcount as well as increases in professional fees. Additionally, these expenses include approximately $2.5 million of moving expenses during 2018 associated with the relocation of our expanded Houston, Texas laboratory.
We expect our general and administrative expenses to increase but remain stable as a percentage of revenue as we add employee and equity-related compensation expenses, increase our billing and collections activities, incur additional expenses associated with the expansion of our facilities and as we continue to expand our physical infrastructure to support our anticipated growth.
Research and Development Expenses
Research and development expenses relate to cost of developing new proprietary and non-proprietary genetic tests, including payroll and payroll related costs, maintenance and depreciation of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2018	2017 (as adjusted)	$ Change	% Change	2018	2017 (as adjusted)	$ Change	% Change
Research and development	$446	$1,270	$(824)	(64.9)%	$2,475	$3,080	$(605)	(19.6)%
As a % of revenue	0.6%	2.1%			1.2%	1.7%

Research and development expenses decreased $0.8 million and $0.6 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. This decrease was largely attributable to reductions in stock based compensation expense, including the impact of our adoption of ASU 2018-07 in the second quarter of 2018.

We anticipate research and development expenditures will increase in future quarters as we invest in innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2018	2017 (as adjusted)	$ Change	% Change	2018	2017 (as adjusted)	$ Change	% Change
Sales and marketing	$6,900	$6,363	$537	8.4%	$21,355	$18,142	$3,213	17.7%
As a % of revenue	10.0%	10.8%			10.7%	10.1%

Sales and marketing expenses increased $0.5 million and $3.2 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017.  This increase is primarily attributable to higher commissions due to our increase in revenues as well as the expansion of our sales team and continued investment in marketing. We expect higher commissions expense in the coming quarters as the sales representatives’ focus on generating new business with a focus on oncology office sales. We expect our sales and marketing expenses over the long term to increase as our test volumes increase.
Interest Expense, net
Net interest expense is comprised of interest incurred on our term debt, revolving credit facility and our capital lease obligations offset by the interest income we earn on cash deposits. Net interest expense for the three months ending September 30, 2018 increased 34.0%, or $0.5 million, compared to the same period in 2017. Net interest expense for the nine month period ending September 30, 2018 increased approximately 14.2%, or $0.6 million, compared to the same periods in 2017. These increases reflect changes in interest rates as well as the additional $30 million term loan entered into in the second quarter of 2018. We expect our interest expense to fluctuate based on timing of advances and payments on our revolving credit facility.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Per Share
The following table provides consolidated net income (loss) available to common stockholders for each period along with the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Net income (loss) available to common shareholders	$2,023	$(6,915)	$5,735	$(12,800)
Basic weighted average shares outstanding	87,253	79,617	87,381	79,208
Effect of potentially dilutive securities	3,646	—	2,544	—
Diluted weighted average shares outstanding	90,899	79,617	89,925	79,208
Basic net income (loss) per share	$0.02	$(0.09)	$0.07	$(0.16)
Diluted net income (loss) per share	$0.02	$(0.09)	$0.06	$(0.16)

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

Non–GAAP EBITDA

We define “EBITDA” as net income from continuing operations before: (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense.

Non–GAAP Adjusted EBITDA

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

•
Stock-based compensation expenses – Although stock-based compensation is an important aspect of the compensation paid to our employees and consultants, the related expense is substantially driven by changes in the Company’s stock price in any given quarter, which can fluctuate significantly from quarter to quarter.  The variable accounting treatment causing expense to be driven by changes in quarterly stock price is required because many of the Company’s full-time physicians

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reside in California and are classified as consultants rather than employees due to state regulations.  Prior to ASU 2018-07, which we adopted in the second quarter of 2018, GAAP provided that variable stock- based compensation treatment be applied for non-employee service providers. This variable accounting treatment caused significant fluctuations in quarterly expense based on changes in the Company's stock price from one quarter to the next and at times resulted in large positive or negative impacts to total operating expenses. Without adjusting for these non-cash expenses, the Company believes it would be difficult to compare financial results from operations across reporting periods on a consistent basis.

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

We believe that EBITDA and Adjusted EBITDA provide more consistent measures of operating performance between entities and across reporting periods by excluding cash and non-cash items of expense that can vary significantly between companies.  In addition, adjusted EBITDA is a metric that is used by our lenders in the calculation of our debt covenants.  Adjusted EBITDA also assists investors in performing analysis that is consistent with financial models developed by independent research analysts.

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

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (as adjusted)	2018	2017 (as adjusted)
Net Income (Loss) (GAAP)	$2,023	$(4,264)	$2,287	$(4,944)
Adjustments to Net Income (Loss):
Interest expense, net	1,873	1,398	4,766	4,173
Income tax expense (benefit)	54	802	135	(30)
Amortization of intangibles	1,421	1,751	4,255	5,201
Depreciation	4,034	3,833	11,477	11,739
EBITDA	$9,405	$3,520	22,920	16,139
Further Adjustments to EBITDA:
Facility moving expenses/other	670	5	2,486	620
Loss on sale of business	—	1,058	—	1,058
Non-cash, stock-based compensation	1,191	2,760	5,148	5,812
Adjusted EBITDA (non-GAAP)	$11,266	$7,343	$30,554	$23,629

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
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 as well balances of cash and cash equivalents and working capital (in thousands).

	Nine Months Ended September 30,
	2018	2017 (as adjusted)
Net cash provided by (used in):
Operating activities	$29,333	$12,278
Investing activities	(11,091)	(10,167)
Financing activities	87,412	(2,425)
Effects of foreign exchange rate changes	(35)	—
Net change in cash and cash equivalents	105,619	(314)
Cash and cash equivalents, beginning of period	$12,821	$12,525
Cash and cash equivalents, end of period	$118,440	$12,211
Working Capital,(1) end of period	$147,215	$45,693

(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
During the nine months ended September 30, 2018, cash flows from operating activities were $29.3 million, a $17.1 million increase compared to the same period in 2017.  The increase was primarily due to an increase in accounts payable and other accrued expenses of $6.9 million as well as a decrease in accounts receivable of $5.6 million. Our increase in accounts payable and accrued expenses primarily reflects higher payroll and payroll-related expenses and increased accrued expenses associated with higher test volumes and strategic initiatives. Our receivables have decreased over this period resulting in a reduction in our DSOs. The change in cash flows from operations is also due to our net income for the period ending September 30, 2018 compared to our net loss for the period ended September 30, 2017.
Cash Flows from Investing Activities
During the nine months ended September 30, 2018, cash used in investing activities increased by approximately $0.9 million compared to the same period in 2017, primarily due to costs incurred for the construction of our laboratory in Houston, Texas in 2018. This expanded facility will support our continued Pharma growth and accelerate our clinical growth in the state of Texas.
Cash Flows from Financing Activities
During the nine months ended September 30, 2018, cash provided by financing activities increased by approximately $89.8 million compared to the same period in 2017. Cash provided by financing activities at September 30, 2018 consisted primarily of net cash proceeds of $135.1 million from the equity offering completed in August 2018, partially offset by $50.1 million paid to redeem 6.9 million shares of Series A Redeemable Preferred Stock in June 2018. Cash flows from financing activities also included an increase in term loan outstanding of $30 million, partially offset by repayment of the revolving credit facility of $20 million during the nine month periods.

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
Liquidity Outlook
We had approximately $118.4 million in cash and cash equivalents as of September 30, 2018, an increase of $105.6 million from December 31, 2017.  The increase in cash was largely attributable to proceeds received from the equity offering completed in August 2018 as well as cash generated from operations. In October 2018, we announced our agreement to acquire Genoptix for $125 million in cash and one million shares of NeoGenomics common stock (see Note L). We will fund this acquisition through use of our cash as well utilization of our revolving credit facility. Our revolving credit facility provides for up to $75 million in borrowing capacity of which at September 30, 2018, based on our level of adjusted EBITDA, approximately $71.0 million was available.  We believe that the cash on hand, available credit lines and positive cash flows generated from operations will provide adequate resources to meet our projected cash requirements for at least the next 12 months from the issuance of these financial statements.
Our Credit Agreement contains certain provisions that would require a portion of the excess cash flow (as defined) to be repaid to our lenders.  If required, the debt repayment would be paid within five business days after the filing of our Annual Compliance Certificate. As of September 30, 2018, we do not anticipate having an excess cash flow payment.
Capital Expenditures
We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however the actual amount and timing of such capital expenditures will ultimately be determined by the volume of our business.  We currently anticipate that our capital expenditures for the year ended December 31, 2018 will be in the range of $21 million to $23 million.  During the nine months ended September 30, 2018, we purchased approximately $18.7 million of capital equipment, software and leasehold improvements of which $7.6 million was acquired through capital lease obligations.  We have funded and plan to continue funding these capital expenditures with capital lease financing arrangements, cash, and through bank loan facilities if necessary.
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
Related Party Transactions
During the three months ended September 30, 2018 and 2017, Steven C. Jones, a director, officer and shareholder of the Company, earned approximately $38,000 and $46,000, respectively for consulting work performed in connection with his duties as Executive Vice President and for reimbursement of related expenses. During the same period, Mr. Jones also earned $12,500 and $13,000, respectively, as compensation for his services on the Board. During the nine months ended September 30, 2018 and 2017, Mr. Jones earned approximately $125,000 and $164,000, respectively, for consulting work performed in connection with his duties as Executive Vice President and for reimbursement of related expenses. During the same periods, Mr. Jones also earned $37,500 and $25,000, respectively, as compensation for his services on the Board.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings in the ordinary course of business, see Note I.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the for the year ended December 31, 2017; as filed with the SEC on March 13, 2018 except as follows:
 Failure to complete the Transaction could negatively impact our business, financial condition, results of operations or stock prices.
Completion of the Transaction is conditioned upon the satisfaction of certain closing conditions. The required conditions to closing may not be satisfied in a timely manner, if at all. If the Transaction is not completed, our ongoing business may be adversely affected and will be subject to a number of risks and consequences, including the following:

•
we must pay the substantial fees and expenses we incurred related to the Transaction, such as legal, accounting, consulting and synergy planning fees and expenses, even if the Transaction is not completed;

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
The Merger Agreement restricts us from taking certain specified actions while the Transaction is pending. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to closing of the Transaction or termination of the Merger Agreement.

Our right to recover for certain breaches of the covenants, agreements, representations and warranties made by Genesis in the Merger Agreement are limited.
Subject to the terms, conditions and limitations set forth in the Merger Agreement, the shareholders of Genesis will indemnify us against any losses that are suffered or incurred by us resulting from or arising out of a breach of Genesis’ “fundamental” representations and certain other matters contained in the Merger Agreement. However, other than instances of fraud, breaches of such fundamental representations and the other matters referred to in the Merger Agreement, the Genesis stockholders will not be liable for any other losses suffered by us. If we incur any material losses for which the Genesis stockholders will not provide indemnification, or if our losses are in excess of such stockholders’ maximum aggregate liability, our financial condition could be materially and adversely affected.

The Transaction may result in a loss of customers and strategic alliances.
As a result of the Transaction, some of our customers or strategic partners or those of Genoptix may terminate their respective business relationships with us following the Transaction. In addition, potential customers or strategic partners may delay entering into, or decide not to enter into, a business relationship with us because of the Transaction. If customers or strategic alliances are adversely affected by the Transaction, our business and financial performance following the Transaction would suffer.

Uncertainties associated with the Transaction may cause a loss of management personnel and other key employees which could adversely affect our future business and operations following the Transaction.
NeoGenomics and Genoptix are dependent on the experience and industry knowledge of our respective officers, contracted pathologists and other key employees to execute our business plans. Our success after the Transaction will depend in part upon our ability to retain key management personnel and other key employees, including contracted ones. NeoGenomics’ and Genoptix’s current and prospective employees may experience uncertainty about their roles within NeoGenomics or other concerns regarding our operations following the Transaction, any of which may have an adverse effect on our ability to attract or retain key management and other key personnel. Accordingly, no assurance can be given that we will be able to attract or retain key management personnel and other key employees until the Transaction is completed or following the Transaction to the same extent that we have previously been able to attract or retain such employees.

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
Completion of the Transaction is conditioned upon, among other matters, the absence of certain legal or regulatory actions and the receipt of certain governmental authorizations, consents, orders, clearances or other approvals. Notwithstanding termination of the waiting period under the Hart-Scott-Rodino Act, at any time before the closing of the Transaction, the U.S. Department of Justice, the U.S. Federal Trade Commission or others could take action under the antitrust laws with respect to the Transaction, including seeking to enjoin the completion of the Transaction or to require the divestiture of certain of our assets or those of Genoptix. There can be no assurance that a challenge to the Transaction on antitrust grounds will not be made or, if such a challenge is made, that it would not be successful. Any imposition of conditions to completion of the Transaction by a legal or regulatory authority could impair our ability to complete the Transaction on a timely basis, result in abandonment of the Transaction or otherwise have a material adverse effect on us. In addition, if we were to proceed with the Transaction despite the imposition of regulatory conditions or restrictions, our business, financial condition, results of operations, cash flows and the price of our common stock following completion of the Transaction could be adversely affected.

The anticipated benefits of the Transaction may not be realized, which may adversely affect the value of our common stock.
To be successful after the Transaction, we will need to combine and integrate our operations with those of Genoptix. Integration will require substantial management attention and could detract attention from the day-to-day business of the combined company. We could encounter difficulties in the integration process, such as difficulties offering products and services across our expanded portfolio, the need to revisit assumptions about reserves, revenues, capital expenditures and operating costs, including synergies, the loss of key employees or customers or the need to address unanticipated liabilities. In addition, we cannot be assured that all of the goals and anticipated benefits of the Transaction will be achievable, particularly as the achievement of the benefits are in many important respects subject to factors that we do not control. These factors would include such things as the reactions of third parties with whom we enter into contracts and do business and the reactions of investors and analysts.
If we cannot integrate our business and that of Genoptix successfully, we may fail to realize the expected benefits of the Transaction. We could also encounter additional transaction and integration costs, may fail to realize all of the benefits anticipated in the Transaction or be subject to other factors that affect preliminary estimates. Any of these factors could cause a decrease in our cash earnings per share or decrease and contribute to a decrease in the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
None

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1
Agreement and Plan of Merger, dated October 23, 2018 by and among Genesis Acquisition Holdings Corp., NeoGenomics Laboratories, Inc., Genoptix Merger Sub, Inc. and Ampersand 2014 Limited Partnership, solely in its capacity as representative of the stockholders of the Company (as incorporated by reference to the Company's current report on Form 8-K as filed with the SEC on October 26, 2018)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Income (Loss) and (v) related notes

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2018	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chief Executive Officer

	By:	/s/ Sharon A. Virag
	Name:	Sharon A. Virag
	Title:	Chief Financial Officer