Form 10-K
period 2018-12-31
NEOGENOMICS INC
filed 2019-02-26
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     ☐   Yes     ☒   No
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $790.6 million, based on the closing price of the registrant’s common stock of $13.11 per share on June 30, 2018.
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 22, 2019: 94,565,844.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEOGENOMICS, INC.

FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2018

The “NeoGenomics”,“Genoptix” and “Clarient” names and logos have been trademarked with the United States Patent and Trademark Office. We have also trademarked or have applications pending for the brand names NeoFISH, NeoFLOW, NeoSITE, NeoArray, NeoTYPE, NeoSCORE, NeoLAB, NeoLINK, MultiOmyx, COMPASS, and CHART. We have also trademarked the marketing slogans, “When time matters and results count” and “Time matters, results count.” Any other trademarks, registered marks and trade names appearing in this annual report on Form 10-K are the property of their respective holders.

Table of Contents	NEOGENOMICS, INC.
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
Forward-looking statements include, but are not limited to, statements about:
•Our ability to respond to rapid scientific change;
•The risk of liability in conducting clinical trials and the sufficiency of our insurance to cover such claims;
•Our ability to implement our business strategy;
•The expected reimbursement levels from governmental payers and private insurers and proposed changes to those levels;
•The application, to our business and the services we provide, of existing laws, rules and regulations, including without limitation, Medicare laws, anti-kickback laws, Health Insurance Portability and Accountability Act of 1996 regulations, state medical privacy laws, federal and state false claims laws and corporate practice of medicine laws;
•Regulatory developments in the United States including downward pressure on health care reimbursement;
•Our ability to maintain our license under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”);
•Food and Drug Administration, or FDA regulation of Laboratory Developed Tests (“LDTs”);
•Failure to timely or accurately bill for our services;
•Our ability to expand our operations and increase our market share;
•Our ability to expand our service offerings by adding new testing capabilities;
•Our ability to meet our future capital requirements;
•The impact of internalization of testing by customers;
•Our ability to manage our indebtedness;
•Our ability to protect our intellectual property from infringement;
•Our ability to successfully integrate Genoptix into NeoGenomics including consolidating systems and facilities;
•Our ability to integrate future acquisitions and costs related to such acquisitions;
•The effects of seasonality on our business;
•Our ability to maintain service levels and compete with other diagnostic laboratories;
•Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;
•Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure;
•Our handling, storage and disposal of biological and hazardous materials;
•The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements and
•Our ability to manage expenses and risks associated with international operations, including anti-corruption and trade sanction laws and other regulations, and economic, political, legal and other operational risks associated with foreign jurisdictions.

Table of Contents	NEOGENOMICS, INC.
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

Table of Contents	NEOGENOMICS, INC.
ITEM 1. BUSINESS
NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with its subsidiaries as “NeoGenomics”, “we”, “us”, “our” or the “Company” in this Annual Report) is the registrant for SEC reporting purposes. Our common stock is listed on the NASDAQ Capital Market under the symbol “NEO”.
Overview
We operate a network of cancer-focused genetic testing laboratories in the United States as well as a laboratories in Switzerland and Singapore.  Our mission is to improve patient care through exceptional genetic and molecular testing services. Our vision is to become the World’s leading cancer testing and information company by delivering uncompromising quality, exceptional service and innovative solutions.
As of December 31, 2018, the Company has laboratory locations in Ft. Myers and Tampa, Florida; Aliso Viejo, Carlsbad and Fresno, California; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; Rolle, Switzerland, and Singapore and currently offers the following types of genetic and molecular testing services:
a.Cytogenetics - the study of normal and abnormal chromosomes and their relationship to disease. It involves looking at the chromosome structure to identify changes from patterns seen in normal chromosomes. Cytogenetic studies are often utilized to answer diagnostic, prognostic and predictive questions in the treatment of hematological malignancies.
b.Fluorescence In-Situ Hybridization (“FISH”) - a branch of cancer genetics that focuses on detecting and locating the presence or absence of specific DNA sequences and genes on chromosomes. FISH helps bridge abnormality detection between the chromosomal and DNA sequence levels. The technique uses fluorescent probes that bind to only those parts of the chromosome with which they show a high degree of sequence similarity. Fluorescence microscopy is used to visualize the fluorescent probes bound to the chromosomes. FISH can be used to help identify a number of gene alternations, such as amplification, deletions, and translocations.
c.Flow cytometry - a rapid way to measure the characteristics of cell populations. Cells from peripheral blood, bone marrow aspirate, lymph nodes, and other areas are labeled with selective fluorescent antibodies and analyzed as they flow in a fluid stream through a beam of light. The properties measured in these antibodies include the relative size, relative granularity or internal complexity, and relative fluorescence intensity. These fluorescent antibodies bind to specific cell surface antigens and are used to identify malignant cell populations. Flow cytometry is typically performed in diagnosing a wide variety of leukemia and lymphoma neoplasms. Flow cytometry is also used to monitor patients through therapy to determine whether the disease burden is increasing or decreasing, otherwise known as minimal residual disease monitoring.
d.Immunohistochemistry (“IHC”) and Digital Imaging – Refers to the process of localizing proteins in cells of a tissue section and relies on the principle of antibodies binding specifically to antigens in biological tissues. IHC is widely used in the diagnosis of abnormal cells such as those found in cancerous tumors. Specific surface cytoplasmic or nuclear markers are characteristic of cellular events such as proliferation or cell death (apoptosis). IHC is also widely used to understand the distribution and localization of differentially expressed proteins.  Digital imaging allows clients to see and utilize scanned slides and perform quantitative analysis for certain stains.  Scanned slides are received online in real time and can be previewed often a full day before the glass slides can be shipped back to clients.
e.Molecular testing - a rapidly growing cancer diagnostic tool focusing on the analysis of DNA and RNA, as well as the structure and function of genes at the molecular level. Molecular testing employs multiple technologies including DNA fragment length analysis, real-time polymerase chain reaction (“RT-PCR”) RNA analysis, bi-directional Sanger sequencing analysis, and Next-Generation Sequencing (“NGS”).
f.Pathology consultation - services provided for clients in which our pathologists review surgical samples on a consultative basis. NeoGenomics expert pathologists often assist our client pathologists on their most difficult and complex cases.
Operating Segments
We have two primary types of customers, Clinical and Pharma.  Our Clinical customers include community based pathology practices, oncology groups, hospitals and academic centers.  Our Pharma customers include pharmaceutical companies to whom we provide testing and other services to support their studies and clinical trials.

Table of Contents	NEOGENOMICS, INC.
In 2018, our Clinical Services segment accounted for 87% of consolidated revenues and our Pharma Services segment accounted for 13% of our consolidated revenues.  For further financial information about these segments, see Note R to our Consolidated Financial Statements included in this Annual Report.
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
Pharma Services Segment
Our Pharma Services segment supports pharmaceutical firms in their drug development programs by supporting various clinical trials and research.  This portion of our business often involves working with the pharmaceutical firms (sponsors) on study design as well as performing the required testing.  Our medical team often advises the sponsor and works closely with them as specimens are received from the enrolled sites.  We also work on developing tests that will be used as part of a companion diagnostic to determine patients’ response to a particular drug.  As studies unfold, our clinical trials team reports the data and often provides key analysis and insights back to the sponsors.
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
Whether serving as the single contract research organization or partnering with one, our Pharma Services team provides significant technical expertise, working closely with our customers to support each stage of clinical trial development.  Each trial we support comes with rapid turnaround time, dedicated project management and quality assurance oversight. We have experience in supporting submissions to the Federal Drug Administration (“FDA”) for companion diagnostics and our Pharma Services strategy is focused on helping bring more effective oncology treatments to market through providing world class laboratory services in oncology to key pharmaceutical companies in the industry.
Our Pharma Services revenue consists of three revenue streams:
•Clinical trials and research;
•Validation laboratory services; and
•Data services

Markets
The medical testing laboratory market can be broken down into three primary markets:
•Clinical Pathology testing;
•Anatomic Pathology testing; and
•Genetic and Molecular testing

Table of Contents	NEOGENOMICS, INC.
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
2019 Focus Areas:
We are committed to being an innovative leader in our industry.  Over the past year, we have grown our business organically as well as through the acquisition of Genoptix in December of 2018.  We have continued to expand internationally with the opening of a laboratory in Singapore.  Our plans for 2019 include initiatives to drive profitable growth while successfully integrating Genoptix and maintaining exceptional service levels. We expect these initiatives to continue to position our Company to be the world’s leading cancer testing and information company.
Strengthen Our World-Class Culture
Our belief is that a culture of motivated and engaged employees will deliver superior service to our clients.  We are focused on continuing to strengthen our culture by actively seeking feedback and ideas from employees on ways to innovate and grow our business. We will foster employee engagement through collaborative forums, frequent team dialogue and programs to reward teams for exceptional performance.
Enhancing our culture to closely align with the values of our Company is a key priority.  We will focus on creating a unified culture as we bring Genoptix and NeoGenomics employees together to become one team. We will create mentoring and training opportunities to enhance and capitalize on the talent within our Company.  We believe these initiatives will foster a culture of accountability and empowerment.  We also believe these initiatives are necessary to ensure the success of our Company.

Table of Contents	NEOGENOMICS, INC.
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
Provide Uncompromising Quality
Maintaining the highest quality laboratory operations and service levels has enabled us to consistently grow our business.  We are continuously looking for ways to improve quality and, in integrating Genoptix and NeoGenomics, we will identify best practices and implement changes to streamline processes across the organization. We are keenly focused on increasing automation and looking for solutions that will maintain quality while improving efficiency in operations.
We plan to continue to grow a culture of quality through company-wide leadership, coaching and employee engagement initiatives.  Through training, we aim to empower our employees to understand the importance of quality and how to ensure quality in their respective function.  We will implement initiatives to significantly improve the Corrective and Preventative Actions (“CAPA”) process to ensure FDA readiness and will challenge employees to identify quality issues and find solutions.
We have been successful in retaining clients while also gaining market share. As we integrate Genoptix, our goal is to ensure that we maintain the highest quality operation.
Pursue Exceptional Service and Growth
Our plans for 2019 include initiatives to continue to drive profitable growth. We will continue to pursue market share gains by providing high complexity, cancer-related laboratory testing services to hospitals, community-based pathology practices, academic centers, clinicians, and pharmaceutical companies.
Our laboratory teams will focus on service by improving the customer experience. This will be accomplished through the development and launch of innovative assays, informatics products and companion diagnostics as well as enhancements to our educational programs. We expect this to result in increased product and process understanding, increased ability to gain market share as well as enabling us to maintain our high levels of client retention.
We will work to maintain our broad and innovative test menu of molecular, immunohistochemistry, and other testing, which has helped make us a “one stop shop” for many clients who value that all of their testing can be sent to one laboratory. We believe successfully integrating Genoptix and NeoGenomics' operations will allow us to increase efficiency and reduce cost per test. We will continue to look for growth opportunities through mergers and/or acquisitions and are focused on strategic opportunities that would be complementary to our menu of services and would increase our earnings and cash flow in the short to medium time frame.
Competitive Strengths
In addition to the competitive strengths discussed below, the Company believes that its superior testing technologies and instrumentation, laboratory information system, client education programs and broad domestic and growing international presence also differentiate NeoGenomics from its competitors.
Turnaround Times
We strive to provide industry leading turnaround times for test results to our clients nationwide, both in the Clinical Services and Pharma Services segments. By providing information to our clients in a rapid manner, physicians can begin treating their patients as soon as possible. Our consistent timeliness of results in our Clinical Services segment is a competitive strength and a driver of additional testing requests by our referring physicians. Rapid turnaround times allow for the performance of other adjunctive tests within an acceptable diagnosis window in order to augment or confirm results and more fully inform treatment options. Additionally, we believe that our rapid turnaround time on testing and our project milestones are a key differentiator in the Pharma Services segment.

Table of Contents	NEOGENOMICS, INC.
World-class Medical and Scientific Team
Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology.  As of December 31, 2018, we employed or contracted with over 80 M.D.s and Ph.Ds.  We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories.  Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases.  For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies.  Again, our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to Pharmaceutical companies.
Innovative Service Offerings
We believe we currently have the most extensive menu of tech-only FISH services in the country as well as extensive and advanced tech-only flow cytometry and IHC testing services. These types of testing services allow the professional interpretation component of a test to be performed and billed separately by our physician clients. Our tech-only services are designed to give pathologists the option to choose, on a case by case basis, whether they want to order just the technical information and images relating to a specific test so they can perform the professional interpretation, or order “global” services and receive a comprehensive test report which includes a NeoGenomics pathologist’s interpretation of the test results. Our clients appreciate the flexibility to access NeoGenomics’ medical staff for difficult or complex cases or when they are otherwise unavailable to perform professional interpretations.
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
National Direct Sales Force
Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales team for the clinical cancer testing services is organized into ten regions. Our Pharma Services segment has a dedicated team of business development specialists who are experienced in working with pharma sponsors and helping them with the testing needs of their research and development projects as well as Phase 1-3 studies. These sales representatives utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated all of the important customer care functionality within our LIS into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions. Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM. Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up.
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

Table of Contents	NEOGENOMICS, INC.
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
Our Pharma Services business competes against many other clinical research organizations and central reference laboratories.  Many of these competitors are much larger and have a greater international presence than we do.  Over the past few years, we have expanded our Pharma Services business into Europe and Asia at the request of our clients and believe that our state of the art testing menu and our high level of service along with our international expansion will allow us to continue to gain market share in this segment. The market for oncology clinical trials continues to grow and we expect to benefit from such overall market growth.
Our Pharma Services segment competitors are numerous Contract Resource Organizations or (“CRO”). These competitors are larger than NeoGenomics and have global operations including operations in some areas where we do not yet have service capabilities.  These laboratories may be more effective than us in gaining business for global clinical trials.  Many clinical reference laboratories have also entered the space in support of clinical trials and the related laboratory testing.  These reference laboratories can often compete with lower pricing for smaller more limited studies.  We believe our service focus and our leading molecular and immunohistochemistry platforms, as well as our exclusive MultiOmyxTM platform will continue to lead to rapid growth in this segment.
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
Geographic Information
In 2017, we expanded internationally and have opened locations in Rolle, Switzerland and Singapore; revenues from non U.S. locations comprise an immaterial amount of total revenue for 2017 and 2018.
Dependence on Major Clients
We market our services to pathologists, oncologists, urologists, other clinicians, hospitals, pharmaceutical companies, academic centers and other clinical laboratories throughout the United States, Europe and Asia. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the years ended December 31, 2018, 2017 and 2016, no single client accounted for more than 10% of revenue.

Table of Contents	NEOGENOMICS, INC.
Payer Mix
The following table reflects our estimate of the breakdown of net clinical revenue by type of payer for the fiscal years ended December 31, 2018, 2017 and 2016:

	2018	2017 (as adjusted)	2016 (as adjusted)
Medicare and other government	15%	14%	15%
Commercial insurance	17%	17%	25%
Client direct billing	68%	69%	60%
Total	100%	100%	100%

Our proportion of client direct billing has increased over the years shown above, as more payers, including Medicare, private commercial insurances and Medicare Advantage plans, are practicing “consolidated payment” or “bundled payment” models where they pay the hospitals a lump sum, which is intended to include laboratory testing.  This reflects an increase in the amount of risk sharing that CMS and other private payers are encouraging providers such as hospital systems to undertake.  We anticipate a gradual increase in the percentage of client direct billing in the coming years. All of our Pharma Services revenue is billed directly to clients, or the pharmaceutical sponsor.
Trademarks
The “NeoGenomics”,“Genoptix” and “Clarient” names and logos have been trademarked with the United States Patent and Trademark Office. We have also trademarked or have applications pending for the brand names NeoFISH, NeoFLOW, NeoSITE, NeoArray, NeoTYPE, NeoSCORE, NeoLAB, NeoLINK, MultiOmyx, COMPASS, and CHART. We have also trademarked the marketing slogans, “When time matters and results count” and “Time matters, results count.”
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
Employees
As of December 31, 2018, the Company had approximately 1,500 full-time equivalent employees and contracted pathologists. Our employees are not represented by any union and we believe our employee relations are good.
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

Table of Contents	NEOGENOMICS, INC.
Clinical Laboratory Operations
Licensure and Accreditation
The Company operates clinical laboratories in Florida, Georgia, Tennessee, Texas and California. The laboratories are licensed as required by the states in which they are located. In addition, the laboratories in Fort Myers, Florida, Aliso Viejo and Carlsbad, California, and Nashville, Tennessee are licensed by the State of New York as they accept clinical specimens obtained in New York.  All of our domestic laboratories are certified in accordance with the Clinical Laboratory Improvement Amendments, as amended (“CLIA”). Under CLIA, the U.S. Department of Health and Human Services (“HHS”) establishes quality standards for each category of testing performed by the laboratory. The categories of testing include waived, moderate complexity and high complexity. NeoGenomics’ laboratories are categorized as high complexity. Six of the ten site locations for NeoGenomics’ laboratories are also accredited by the College of American Pathologists (“CAP”) and actively participate in CAP’s proficiency testing programs for all tests offered by the Company. Our Tampa, Florida and Fresno, California facilities are read-only laboratories and, therefore, wouldn’t qualify for CAP accreditation. Proficiency testing programs require the participating laboratories to test specimens that they receive from the testing entity and return the results. The testing entity, conducting an approved program, analyzes the results returned and provides to the Company a quality control report assessing the results. An important component of a quality assurance program is to establish whether the laboratory’s test results are accurate and valid.
The federal and state certification and licensure programs establish standards for the operation of clinical laboratories, including, but not limited to, qualifications of personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by federal and state regulatory agencies and accrediting organizations. The Company has a Quality Management System meeting applicable regulatory requirements and industry standards.
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
Compliance Program
The health care industry is highly regulated and scrutinized with respect to fraud, abusive billing practices and improper financial relationships between health care companies and their referral sources. The Office of the Inspector General of HHS (the “OIG”) has published compliance guidance, including the Compliance Program Guidance for Clinical Laboratories in August of 1998, and advisory opinions. The Company has implemented a robust Compliance Program, which is overseen by our Board of Directors. Its objective is to ensure compliance with the myriad of federal and state laws, regulations and governmental guidance applicable to our business. Our program consists of training/education of employees and monitoring and auditing Company practices. The Board of Directors has formed a Compliance Committee of the Board, which meets regularly to discuss all compliance-related issues that may affect the Company. The Company reviews its policies and procedures as new regulations and interpretations come to light to comply with applicable regulations. The Chief Compliance Officer reports directly to the Compliance Committee.
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

Table of Contents	NEOGENOMICS, INC.
Laboratory Developed Tests (“LDTs”)
The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other medical devices used by clinical laboratories to perform diagnostic testing. High complexity and CLIA-certified laboratories, such as ours, frequently develop internal testing procedures to provide diagnostic results to customers. These tests are referred to as laboratory developed tests (“LDTs”). LDTs are subject to CMS oversight through its enforcement of CLIA. The FDA has also claimed regulatory authority over all LDTs, but indicates that it has exercised enforcement discretion with regard to most LDTs offered by high complexity CLIA-certified laboratories, and has not subjected these tests to FDA rules and regulations governing medical devices. However, the FDA has stated that it has been considering changes in the way it believes that laboratories ought to be allowed to offer these LDTs, and since 2010 publicly announced that it would be exercising regulatory authority over LDTs, using a risk-based approach that will direct more resources to tests with the highest risk of injury. On July 31, 2014 the FDA issued a notification to Congress of the “Anticipated Details of the Draft Guidance for Industry, Food and Drug Administration Staff, and Clinical Laboratories: Framework for Regulatory Oversight of Laboratory Developed Tests,” or the Draft LDT Guidance. As described in this notification, the FDA planned to provide draft guidance to clinical laboratories that develop their own LDTs regarding how the FDA intends to regulate such laboratories under the Federal Food, Drug, and Cosmetic Act. In October 2014, the FDA published Draft LDT Guidance setting forth its proposed framework and timetable for regulating LDTs. The FDA received numerous comments both in support of and opposed to the draft guidance. The FDA provided an opportunity for public comment through February 2015 and received numerous public comments in response to the Draft LDT Guidance. The FDA then announced that it would not be finalizing the draft guidance.  On January 13, 2017, FDA published a non-binding Discussion Paper to “advance the public discussion by providing a possible approach to spur further dialogue.”  The Discussion Paper sets forth a possible LDT regulatory approach where LDTs currently on the market would be exempt from FDA regulation except for adverse event and malfunction reporting, and regulation of new and modified LDTs would be phased in over four years, based on risk. Recently, Congress has submitted a legislative discussion draft, the Diagnostic Accuracy and Innovation Act (“DAIA”) to the FDA and requested technical assistance on the draft. FDA’s technical assistance consisted of recommendations for significant changes to the bill. In December 2018, Congress released an updated bill, the Verifying Accurate Leading-edge IVCT Development (“VALID”) Act that is largely consistent with FDA’s technical assistance on DAIA. However, it remains unknown whether Congress will enact legislation regulating LDTs and, if so, whether the legislation will be similar to the framework described in the Draft LDT Guidance, or in the VALID Act. It is possible that legislation and resulting FDA regulation may result in increased regulatory burdens for us to register and continue to offer our tests or to develop and introduce new tests, or modify existing tests and may increase our costs.  We cannot be certain as to which of our tests would require FDA review and approval, and if approval was to be required, that our tests could obtain FDA approval.
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
The federal AKS is an “intent-based” statute, meaning that a violation occurs when one or both parties intend the remuneration to be in exchange for or to induce referrals. Violations of the federal AKS may result in substantial civil or criminal penalties, including criminal fines of up to $100,000, imprisonment of up to ten years, civil penalties under the federal CMP Law of up to $100,000 for each violation, plus three times the remuneration involved, civil penalties under the federal False Claims Act of up to a minimum of $11,181 and a maximum of $22,363 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicare and Medicaid programs.
Because of the broad proscriptions of the federal AKS, there are both statutory exceptions and regulatory safe harbors promulgated by HHS (collectively, the “Safe Harbors”). The Safe Harbors specify certain arrangements or activities that would not be considered prohibited remuneration in violation of the federal AKS. An arrangement or activity that does not meet all of the criteria of an applicable Safe Harbor is not deemed to be illegal per se, rather it may be subject to additional scrutiny by government regulators. The Company endeavors to comply with any applicable Safe Harbors, but there can be no assurance that the Company would not be subject to investigation and, if investigated, that relationships could be found not to comply with such Safe Harbors.

Table of Contents	NEOGENOMICS, INC.
Further, most states have adopted similar anti-kickback laws prohibiting the offer, payment, solicitation or receipt of remuneration in exchange for referrals, and typically impose criminal and civil penalties as well as loss of licenses. Some of these state laws apply to items and services paid for by private payers as well as to government payers. In addition, many states have adopted laws prohibiting the splitting or sharing of fees between physicians and non-physicians, as well as between treating physicians and referral sources. We believe our arrangements with physicians comply with the federal AKS, and state anti-kickback and fee splitting laws of the states in which we operate, however, if government regulatory authorities were to disagree, we could be subject to civil and criminal penalties, and be required to restructure or terminate our contractual and other arrangements with physicians. This could result in a loss of revenue and have a material adverse effect on our business.
Medicare Payment Guidelines
We have various billing arrangements with our clients and with third party payers, including the Medicare program. When the Company bills the client for all, or a portion of, a laboratory test performed, these client billing arrangements are priced competitively at fair market value. These client billing arrangements may implicate the prohibition of the Medicare program against charging the Medicare or Medicaid programs fees substantially in excess of the Company’s usual and customary charges. Given our participation in Medicare and Medicaid, we are subject to the federal Stark Law and the federal and state anti-kickback statutes.

Federal law authorizes the Secretary of HHS to suspend or exclude providers from participation in the Medicare and Medicaid programs if providers charge Medicare or state Medicaid programs fees “substantially in excess” of their “usual charges.” In commentary the OIG has noted that “ancillary services, such as laboratory tests and drugs, would remain subject to these regulations, even when furnished by physicians.” 68 Fed. Reg. 53,939, 53,940 (Sept. 15, 2003). As such, the government could scrutinize the Company’s pricing and billing practices.
The Centers for Medicare and Medicaid Services promulgated, in 2009, a revision to the regulation that prohibits the mark up of purchased diagnostic services 42 C.F.R. §414.50 (the “Anti-Markup Rule”). The Anti-Markup Rule prohibits a physician or other supplier from marking up the price paid for the technical or professional component of a diagnostic test that was ordered by the billing physician or supplier and which was performed by a physician who does not share a practice with the billing physician or supplier. The billing physician is prohibited from billing the Medicare program an amount greater than the lesser of: (i) the performing supplier’s net charge to the billing physician; (ii) the billing physician’s actual charge; or (iii) the fee schedule amount for the test that would be allowed if the performing supplier billed directly.
In light of the various federal regulations and guidance from the OIG, the Company seeks to price its products competitively while endeavoring to meet applicable statutes and regulations.
Physician Self-Referral Laws
The federal law referred to as the “Stark Law”, named after U.S. Representative Fortney “Pete” Stark, prohibits payments for certain health care services, referred to as designated health services or “DHS,” which were rendered as a result of referrals by physicians to DHS entities with which the physicians (or their immediate family members) have a financial relationship. A “financial relationship” includes both an ownership interest and/or a compensation arrangement with a physician, both direct and indirect, and DHS includes, but is not limited to, laboratory services.
The Stark Law prohibits an entity that receives a prohibited DHS referral from seeking payment from Medicare and Medicaid for any DHS services performed as a result of such a referral, unless an arrangement is carefully structured to satisfy every requirement of a regulatory exception. The Stark Law is a strict liability statute, and thus any technical violation requires repayment of all “tainted” referrals, regardless of the intent, unless an exception applies. Penalties for violating the Stark Law may include the denial of payment to an entity for the impermissible provision of DHS, the requirement to refund any amounts collected in violation of the Stark Law, and civil monetary penalties of up to $24,748 for each violation and $164,992 for each circumvention arrangement or scheme. The amounts may be further increased by civil monetary penalty increases imposed by the Bipartisan Budget Act of 2018. Other implications of a Stark Law violation may include criminal penalties, exclusion from Medicare and Medicaid programs, and potential False Claims Act liability, including via “qui tam” action. The Company endeavors to structure its financial relationships in compliance with the Stark Law and with similar state physician self-referral laws.
Further, many states have promulgated self-referral laws and regulations similar to the federal Stark Law, but these vary significantly based on the state. In addition to services reimbursed by Medicaid or government payers, often these state laws and regulations can encompass services reimbursed by private payers as well. Penalties for violating state self-referral laws and regulations vary based on the state, but often include civil and criminal penalties, exclusion from Medicaid, and loss of licenses.

Table of Contents	NEOGENOMICS, INC.
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
The False Claims Act
The federal False Claims Act prohibits any person or entity from knowingly presenting, or causing to be presented, to the U.S. government, or to a Medicare program contractor, a false or fraudulent claim for payment, or knowingly making or using a false record or statement to have a false claim paid by the government, or conspiring to defraud the U.S. government, or knowingly making or using a false statement to conceal an obligation to pay the government, or improperly retaining overpayments from, the government. Following enactment of the ACA, knowing retention of overpayments is also considered a false claim and could lead to liability under the False Claims Act. A violation of the federal False Claims Act is punishable by a civil penalty of a minimum of $11,181 and a maximum of 22,363 for each separate false claim plus three times the amount of damages sustained by the government. Further, False Claims Act liability may lead to exclusion from participation in Medicare, Medicaid and other federal healthcare programs. The False Claims Act’s “whistleblower” or “qui tam” provisions are being used with more frequency to challenge the reimbursement practices of providers and suppliers. Those provisions allow a private individual to bring an action on behalf of the government alleging that the defendant has submitted false claims for payment to the federal government. The government must decide whether to intervene in the lawsuit and whether to prosecute the case. If it declines to do so, the individual may pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. The successful qui tam relator who brought the case is entitled to a portion of the proceeds and its attorneys’ fees and costs. As most qui tam cases are filed by current or former employees, an effective compliance program plays a crucial role in reducing the Company’s exposure to liability. It is also a criminal offense, under Title 18 U.S. Code, Section 287, for a person or entity to make a claim against the United States or any department or agency, knowing the claim to be false, fictitious or fraudulent. The penalty is a fine, and imprisonment of up to five years. The federal False Claims Act has been an effective enforcement tool for the federal government. Many states have enacted similar false claims acts as well.
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
Confidentiality and Security of Personal Health Information
The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), contains provisions that protect individually identifiable health information from unauthorized use or disclosure by covered entities and their business associates. The Office for Civil Rights of HHS, the agency responsible for enforcing HIPAA, has published regulations to address the privacy (the “Privacy Rule”) and security (the “Security Rule”) of protected health information (“PHI”). The Company is a covered entity under HIPAA and has adopted policies and procedures to comply with the Privacy Rule and the Security Rule and HIPAA. The health care facilities and providers that refer specimens to the Company are also bound by HIPAA.  HIPAA also requires that all providers who transmit claims for health care goods or services electronically utilize standard transaction and data sets and use standardized national provider identification codes. The Company has taken necessary steps to comply with HIPAA regulations, utilizes standard transaction data sets, and has obtained and implemented national provider identifiers, or NPIs, as the standard unique health identifier in filing and processing health care claims and other transactions.
The American Recovery and Reinvestment Act (“ARRA”) enacted the HITECH Act which extends the scope of HIPAA to permit enforcement against business associates for a violation, establishes new requirements to notify the Office for Civil Rights of a breach of PHI, and allows the Attorneys General of the states to bring actions to enforce violations of HIPAA. Rules implementing various aspects of HIPAA are continuing to be promulgated. With respect to these rules, commencing July 1, 2012, CMS required all HIPAA-covered entities such as the Company to conduct electronic claim submissions and related electronic transactions under a new HIPAA transaction standard called Version 5010.
In addition to the HIPAA Privacy Rule and Security Rule described above, the Company is subject to state laws regarding the handling and disclosure of patient records and patient health information. The HIPAA Privacy Rule and Security Rule

Table of Contents	NEOGENOMICS, INC.
regulations do not supersede state laws that may be more stringent; therefore, we are required to comply with both federal privacy and security regulations and varying state privacy and security laws and regulations. These laws vary widely. Penalties for violation include sanctions against a laboratory’s licensure as well as civil or criminal penalties. Additionally, private individuals may have a right of action against the Company for a violation of a state’s privacy laws. We believe we are in material compliance with current state laws regarding the confidentiality of health information and will continue to monitor and comply with new or changing state laws.
The Fair and Accurate Credit Transactions Act of 2003, enacted on Dec. 4, 2003, directed the Federal Trade Commission to implement regulations to protect consumers against identity theft. The Federal Trade Commission issued what are referred to as the “Red Flag Rules”, but the effective date for enforcement was delayed several times. The Red Flag Rules were subject to enforcement as of January 1, 2012. The Red Flag Program Clarification Act of 2010 (“RFPCA”) gave some relief to health care providers by changing the definition of “creditor”, thereby narrowing the application to health care providers who do not otherwise obtain or use consumer reports or furnish information to consumer reporting agencies in connection with a credit transaction. Health care providers who act as a “creditor” to any of its patients with respect to a “covered account” are required to implement an identity theft protection program to safeguard patient information. A creditor includes any entity that regularly in the course of business obtains or uses consumer reports in connection with credit transactions, furnishes information to a consumer reporting agency in connection with a credit transaction, or advances funds to or on behalf of a person based on the person’s obligation to repay the funds or repayable from specific property pledged by or on behalf of the person. But, a creditor, as defined in the RFPCA, that advances funds on behalf of a person for expenses incidental to a services provided by the creditor to that person is not subject to the Red Flag Rules. The Company has developed a written program designed to identify and detect the relevant warning signs – or “red flags” – of identity theft and establish appropriate responses to prevent and mitigate identity theft in order to comply with the Red Flag Rules. We are also developing a plan to update the program, and the program will be managed by senior management staff under the policy direction of our Board of Directors. The Company intends to take such steps as necessary to determine the extent to which the Red Flag Rules apply to it and to take such steps as necessary to comply.

Table of Contents	NEOGENOMICS, INC.
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
The market for genetic and molecular testing services is characterized by rapid scientific developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. For example, new tests developed by our competitors may prove superior and replace our existing tests. Additionally, certain technological changes such as advances in point-of-care testing, could reduce the need for the laboratory tests we provide. Our future success will depend in significant part on our ability to continually improve our offerings in response to both evolving demands of the marketplace and competitive service offerings, and we may be unsuccessful in doing so, which could have a material adverse effect on our business, results of operations and financial condition.
Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.
The market for genetic and molecular testing services is highly competitive and we expect competition to continue to increase. Our major competitors including Quest Diagnostics and Laboratory Corporation of America, are large national laboratories that possess greater name recognition, larger customer bases, and significantly greater financial resources and employ substantially more personnel than we do. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance than our offerings. Many of our competitors have long established relationships with their customers and third-party payers. We cannot assure you that we will be able to compete successfully with such entities in the future.
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
Our industry is subject to rapidly changing technology and new product introductions. Other companies or individuals, including our competitors, may obtain patents or other property rights that would prevent, limit or interfere with our ability to develop, perform or sell our solutions or operate our business or increase our costs. In addition, they could introduce new tests, technologies or services that may result in a decrease in the demand for our services or cause us to reduce the prices of our

Table of Contents	NEOGENOMICS, INC.
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
Clinical trials and research services create a risk of liability.
We conduct clinical trials, which ordinarily involve testing an investigational drug on a limited number of individuals to evaluate a product’s safety, determine a safe dosage range and identify side effects. Errors or omissions could occur during a clinical trial that may result in harm to study volunteers, or if unnoticed and regulatory approval received, to consumers of the drug, or that undermine the usefulness of the clinical trial or data from the clinical trial and may delay the entry of a drug to the market.
Our contracts with the pharmaceutical firms include provisions entitling us to be indemnified or entitling us to a limitation of liability. These provisions do not uniformly protect us against liability arising from certain of our own actions, such as gross negligence or misconduct. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by or exceeds a contractual indemnification provision or in the event that a party who must indemnify us does not fulfill its indemnification obligations or which is beyond the level of our insurance coverage.
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
Implementation of our business strategies will depend in large part on our ability to (i) attract and maintain a significant number of clients; (ii) effectively provide acceptable products and services to our clients; (iii) develop and license new products and technologies; (iv) obtain adequate financing on favorable terms to fund our business strategies; (v) maintain appropriate internal procedures, policies, and systems; (vi) hire, train, and retain skilled employees and management; (vii) continue to operate despite competition in the medical laboratory industry; (viii) be paid reasonable fees by government payer’s that will adequately cover our costs; (ix) establish, develop and maintain our name recognition; and (x) establish and maintain beneficial relationships with third-party insurance providers and other third-party payers. Our inability to obtain or maintain any or all these factors could impair our ability to implement our business strategies successfully, which could have material adverse effects on our results of operations and financial condition.
We may be unsuccessful in managing our growth which could prevent us from operating profitably.
Our growth, including through our acquisition of the Genoptix business in December 2018, has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. For example, the acquisition of Genoptix is expected to result in a combined company with annual revenues in excess of $379.0 million as compared to our annual revenues of $276.7 million for the year ended December 31, 2018. To manage our expanded business and our potential growth, we must continue to implement and improve our operational, financial and billing systems and to expand, train and manage our employee base. We may not be able to effectively manage the expansion of our operations and our systems and our procedures or controls may not be adequate to support our operations. Our management may not be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services. Any inability to manage growth could have a material adverse effect on our business, results of operations, potential profitability and financial condition.
We have a substantial amount of indebtedness. This level of indebtedness could adversely affect our flexibility in operating our business and our ability to react to changes in the economy or our industry.
On June 25, 2018, we entered into a second amendment to our senior secured revolving credit facility, which now provides for a $105.0 million senior secured term loan facility and a $75.0 million revolving credit facility. At December 31, 2018, we had $96.7 million and $5.0 million of indebtedness outstanding under the senior secured term loan facility and revolving credit

Table of Contents	NEOGENOMICS, INC.
facility, respectively. We had $60.9 million of available borrowing capacity under the revolving credit facility. The revolving credit facility allows for additional borrowings as long as the debt to Adjusted EBITDA ratio remains below 4.0:1.0 for the quarter ending March 31, 2019 and 3.75:1.0 for the quarters ending June 30, 2019 and September 30, 2019, and as specified in the respective agreements for future quarters. Our substantial indebtedness could have significant consequences for our business and financial condition. For example:
•We could be required to dedicate a greater percentage of our cash flows to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, pursue other acquisitions or investments in new technologies, make stock repurchases and fund other general corporate purposes. If we fail to meet our payment obligations or otherwise fail to comply with the covenants in our debt, including failure as a result of events beyond our control, it could result in an event of default on our debt. Upon an event of default, the lenders of that debt could elect to cause all amounts outstanding with respect to that debt to become immediately due and payable and we would be unable to access our revolving credit facility. Our debt imposes operating and financial covenants and restrictions on us, and compliance with such covenants and restrictions may adversely affect our ability to adequately finance our operations or capital needs, pursue attractive business opportunities that may arise, redeem or repurchase capital stock, pay dividends, sell assets, and make capital expenditures.
•We may experience increased vulnerability to general adverse economic conditions, including increases in interest rates for those borrowings that bear interest at variable rates or if such indebtedness is refinanced at a time when interest are higher.
•We may experience limited flexibility in planning for, or reacting to, changes in or challenges relating to our businesses and industry, creating competitive disadvantages compared to other competitors with lower debt levels and borrowing costs.
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
As of December 31, 2018, we had cash and cash equivalents of approximately $9.8 million and approximately $60.9 million in available borrowing capacity under our senior secured revolving credit facility. We may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, there could be a material adverse effect on our long-term business, rate of growth, operating results, financial condition and prospects.

Changes in the use of LIBOR could adversely affect our business.
Financial regulators are working to transition away from the London Interbank Offered Rate (“LIBOR”) as a reference rate for financial contracts by the end of 2021 and to develop benchmarks to replace LIBOR. Borrowings under our Term Loan Facility and our Revolving Credit Facility, which mature in December 2021, are derived from the LIBOR reference rate. The interest rate swap agreements we enter into to reduce our exposure to interest rate fluctuations on our credit facilities are based on the LIBOR reference rate. Our credit agreement includes general provisions governing the use of an alternate rate of interest to the LIBOR-based rate based upon the rates used by the Federal Reserve Bank or by Regions Bank, the administrative agent under our credit agreement. At this time, the impact on the Company's borrowing costs, if any, under an alternative reference rate scenario is uncertain.
If we are unable to successfully integrate the Genoptix business, or any future business we may acquire, with our legacy business, the anticipated benefits of such transaction may not be realized.
Acquisitions, including the acquisition of Genoptix, involve the combination of two companies that formerly operated as independent companies. Acquisitions require us to devote significant management attention and resources to integrating the acquired company’s business practices and operations with our own. Potential difficulties we may encounter as part of the

Table of Contents	NEOGENOMICS, INC.
integration process, all of which could materially and adversely affect our business, financial condition, results of operations, and cash flows, include the following:
•the potential inability to successfully combine the acquired company’s business with our legacy business in a manner that permits us to achieve the cost synergies expected to be achieved when expected, or at all, and other benefits anticipated to result from such transaction;
•challenges optimizing the customer information and technology of the two companies, including the goal of consolidating to one laboratory information system and one billing system;
•challenges effectuating any diversification strategy, including challenges achieving revenue growth from sales of each company’s products and services to the customers of the other company;
•difficulties offering products and services across our expanded portfolio;
•the need to revisit assumptions about reserves, revenues, capital expenditures, and operating costs, including expected synergies;
•challenges faced by a potential diversion of the attention of our management as a result of the integration, which in turn could adversely affect our ability to maintain relationships with customers, employees and other constituencies or our ability to achieve the anticipated benefits of such transaction;
•the potential loss of key employees, customers, managed care contracts or strategic partners, or the ability to attract or retain key management and other key personnel, which could have an adverse effect on our ability to integrate and operate the acquired business;
•complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•costs and challenges related to the integration of the acquired company’s internal controls over financial reporting with ours; and
•potential unknown liabilities and unforeseen increased expenses.
We cannot be assured that all of the goals and anticipated benefits of an acquisition, including the acquisition of Genoptix, will be achievable, particularly as the achievement of the benefits are in many important respects subject to factors that we do not control. These factors would include such things as the reactions of third parties with whom we enter into contracts and to business and the reactions of investors and analysts.
If we cannot integrate our legacy business and the Genoptix business, or any future business we may acquire, successfully, we may fail to realize the expected benefits of such transaction, including the anticipated cost synergies. We could also encounter additional transaction and integration costs or be subject to other factors that affect preliminary estimates.
We may be unable to make, on a timely basis, necessary changes to our internal control structure resulting from the acquisition of Genoptix.
Genoptix is now included in our reporting under the Securities Exchange Act of 1934. Under the Sarbanes-Oxley Act of 2002, we must maintain effective disclosure controls and procedures and internal control over financial reporting. We are in the process of migrating Genoptix operations to our system of internal controls. Therefore, we may face difficulties or experience delays in developing changes or potentially necessary improvements to Genoptix internal controls and accounting systems in order to ensure compliance with the requirements of the Sarbanes-Oxley Act. We may need to commit substantial resources, including substantial time from existing accounting personnel and from external consultants, to implement additional procedures and improved controls. This in turn could have an adverse effect on our business, results of operations, or financial condition, harm our reputation, or otherwise cause a decline in investor confidence and our stock price.
Genoptix may have liabilities that are not known, probable or estimable at this time.
Genoptix is now a wholly owned subsidiary of ours and there could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of Genoptix. In addition, there may be liabilities that are neither probable nor estimable at this time which may become probable and estimable in the future. We may learn additional information about Genoptix that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws, including federal healthcare laws. For example, Genoptix from time to time receives payments from the U.S. government. If the U.S. government were to assert that Genoptix was not entitled to receive such payments in the amount provided, or at all, in light of applicable billing guidance, the government could impose fines and penalties, in addition to recovery of the overpayments, under federal healthcare laws. Any of the foregoing, individually or in

Table of Contents	NEOGENOMICS, INC.
the aggregate, if not covered by the indemnification obligations of the Genoptix sellers or our representation and warranty insurance, could have a material adverse effect on our business.
We may incur greater costs than anticipated, which could result in sustained losses.
We use reasonable efforts to assess and predict the expenses necessary to pursue our business strategies. However, implementing our business strategies may require more employees, capital equipment, supplies or other expenditure items than management has predicted, particularly as we continue to assess any further needs resulting from the integration of Genoptix. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than we estimate, which could result in ongoing and sustained losses.
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
Management expects that our results of operations may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to: (i) the continued rate of growth, usage and acceptance of our products and services; (ii) demand for our products and services; (iii) the introduction and acceptance of new or enhanced products or services by us or by competitors; (iv) our ability to anticipate and effectively adapt to developing markets and to rapidly changing technologies; (v) our ability to attract, retain and motivate qualified personnel; (vi) the initiation, renewal or expiration of significant contracts with any major clients; (vii) pricing changes by us, our suppliers or our competitors; (viii) seasonality; and (ix) general economic conditions and other factors. Accordingly, future sales and operating results are difficult to forecast. Our expenses are based in part on our expectations as to future revenues and to a significant extent are relatively fixed, at least in the short-term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to our expectations would likely have an immediate adverse impact on our business, results of operations and financial condition. In addition, we may determine from time to time to make certain pricing or marketing decisions or acquisitions that could have a short-term material adverse effect on our business, results of operations and financial condition and may not result in the long-term benefits intended. Furthermore, in Florida, historically our largest referral market for laboratory testing services, a meaningful percentage of the population, returns to homes in the Northern United States to avoid the hot summer months. This combined with the usual summer vacation schedules of our clients usually results in seasonality in our business. Because of all of the foregoing factors, our operating results in future periods could be less than the expectations of investors.
We depend substantially upon third parties for payment of services, which could have a material adverse effect on our cash flows and results of operations.
Our business consists of clinical laboratories that provide medical testing services for doctors, hospitals, and other laboratories on patient specimens that are sent to our laboratory. In the case of some specimen referrals that are received for patients that are not in-patients or out-patients at a hospital or institution or otherwise sent by another reference laboratory, we typically bill the patient’s insurance company or a government program for our services. As such, we rely on the cooperation of numerous third-party payers, including but not limited to Medicare, Medicaid, and various insurance companies, to get paid for performing services on behalf of our clients and their patients. The amount of such third-party payments is governed by contractual relationships in cases where we are a participating provider for a specified insurance company or by established government reimbursement rates in cases where we are an approved provider for a government program such as Medicare or Medicaid. However, we do not have contractual relationships with some of the insurance companies with whom we deal, nor are we necessarily able to become an approved provider for all government programs. In such cases, we are deemed to be a non-participating provider and there is no contractual assurance that we will be able to collect the amounts billed to such insurance companies or government programs. Currently, we are not a participating provider with some of the insurance companies we bill for our services. Until such time we become a participating provider with such insurance companies, there can be no contractual assurance that we will be paid for the services we bill to such insurance companies or patients, and such third-parties may change their reimbursement policies for non-participating providers in a manner that may have a material adverse effect on our cash flow or results of operations. When new Current Procedural Terminology (“CPT”) codes are introduced by the American Medical Association it often takes time for commercial insurance providers to recognize the new codes, which can significantly impact the timing of payments, if any, and can increase our days-sales-outstanding. Medicare has also, at times, issued codes or coding guidance that conflicts with the AMA CPT coding, which can cause confusion when secondary insurance is involved. Insurance companies may also try to steer business away from us towards in-network providers by sending letters to physicians and even imposing financial penalties if they continue to send us business.

Table of Contents	NEOGENOMICS, INC.
We may fail to protect our facilities, which could have a material adverse effect on our business, results of operations and financial condition.
Our operations are dependent in part upon our ability to protect our laboratory operations against physical damage from explosions, fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events. We do not presently have an emergency back-up generator in place at our Tampa, Florida, Nashville, Tennessee, Atlanta, Georgia, Rolle, Switzerland or Fresno, California laboratories locations which would otherwise mitigate to some extent the effects of a prolonged power outage. The occurrence of any of these events could result in interruptions, delays or cessations in service to clients, which could have a material adverse effect on our business, results of operations and financial condition.
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
Additionally, our ability to retain existing clients for our specialized diagnostic services and attract new clients is dependent upon retaining existing sales representatives and hiring and training new sales representatives, which is an expensive and time-consuming process. We face intense competition for qualified sales personnel and our inability to hire or retain an adequate number of sales representatives could limit our ability to maintain or expand our business and increase sales. Even if we are able to increase our sales force, our new sales personnel may not commit the necessary resources or provide sufficient high quality service and attention to effectively market and sell our services. If we are unable to maintain and expand our marketing and sales networks or if our sales personnel do not perform to our standards, we may be unable to maintain or grow our existing business and our results of operations and financial condition will likely suffer accordingly. If a sales representative ceases employment, we risk the loss of client goodwill based on the impairment of relationships developed between the sales representative and the healthcare professionals for whom the sales representative was responsible. This is particularly a risk if the representative goes to work for a competitor, as the healthcare professionals that are our clients may choose to use a competitor’s services based on their relationship with our former sales representative.
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
Our laboratory operations depend, in part, on the continued performance of our information technology systems. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Sustained system failures or interruption of our systems in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. Breaches with respect to protected health information could result in violations of HIPAA, the Health Information Technology for Economic and Clinical Health Act, (“HITECH Act”), and analogous state laws, and risk the imposition of significant fines and penalties. Failure of our information technology systems could adversely affect our business, results of operations and financial condition.
Performance issues, service interruptions or price increases by our shipping carrier could adversely affect our business, results of operations and financial condition, and harm our reputation and ability to provide our specialized diagnostic services on a timely basis

Table of Contents	NEOGENOMICS, INC.
Expedited, reliable shipping is essential to our operations. One of our marketing strategies entails highlighting the reliability of our point-to-point transport of patient samples. We rely heavily on a single provider of transport services, FedEx Corporation (the “Carrier”) for reliable and secure point-to-point transport of patient samples to our laboratory and enhanced tracking of these patient samples. Should the Carrier encounter delivery performance issues such as loss, damage or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions by delivery services we use would adversely affect our ability to receive and process patient samples on a timely basis. If the Carrier or we were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient samples. There are only a few other providers of such nationwide transport services, and there can be no assurance that we will be able to enter into arrangements with such other providers on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our specialized diagnostic services. Even if we were to enter into an arrangement with such provider, there can be no assurance that they will provide the same level of quality in transport services currently provided to us by the Carrier. If the new provider does not provide the required quality and reliable transport services, it could adversely affect our business, reputation, results of operations and financial condition.
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
Risks Relating to Regulation
If we were required to conduct additional clinical trials prior to continuing to sell our current tests or launching any other tests we may develop, those trials could result in delays or failure to obtain necessary regulatory approvals, which could harm our business.
In the event that, in the future, the FDA begins to regulate our tests, it may require additional pre-market clinical testing prior to submitting a regulatory notification or application for commercial sales. Such pre-market clinical testing could delay the commencement or completion of clinical testing, significantly increase our test development costs, delay commercialization of any future tests, and interrupt sales of our current tests. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.
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
We frequently develop diagnostic tests for clients that cannot currently be provided using test kits approved or cleared by the FDA. The FDA has been considering changes to the way that it regulates these LDTs. Currently all LDTs are conducted and

Table of Contents	NEOGENOMICS, INC.
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
On July 31, 2014 the FDA issued a notification to Congress of the “Anticipated Details of the Draft Guidance for Industry, Food and Drug Administration Staff, and Clinical Laboratories: Framework for Regulatory Oversight of Laboratory Developed Tests,” or the Draft LDT Guidance. As described in this notification, the FDA planned to provide draft guidance to clinical laboratories that develop their own LDTs regarding how the FDA intends to regulate such laboratories under the Federal Food, Drug, and Cosmetic Act. On October 3, 2014 the FDA issued the draft guidance to clinical laboratories. The regulatory framework will use a risk-based approach to enforce the FDA’s premarket review requirements, and for high-risk tests, the framework may require laboratories to use FDA-approved tests, if available, rather than LDTs. If implemented, the framework outlined in the Draft LDT Guidance may also require us to obtain premarket clearance or approval for certain of our LDTs. Implementation of this framework would include a lengthy phase-in period ranging from two to nine years depending on the risk assessment rating of each particular test. The FDA provided an opportunity for public comment through February 2015 and received numerous public comments in response to the Draft LDT Guidance. In January 2017 the FDA announced that it would not issue a final guidance on the oversight of LDTs at the request of various stakeholders to allow for further public discussion on an appropriate oversight approach, and to give congressional authorizing committees the opportunity to develop a legislative solution. At the same time, Congress, the FDA, and various industry stakeholders have worked to provide recommendations for comprehensive reform of LDTs. Recently, Congress has submitted a legislative discussion draft, the Diagnostic Accuracy and Innovation Act (“DAIA”) to the FDA and requested technical assistance on the draft. FDA's technical assistance consisted of recommendations for significant changes in the bill. In December 2018, Congress released an updated bill, the Verifying Accurate Leading-edge IVCT Development (“VALID”) Act that is largely consistent with the FDA's technical assistance on DAIA. However, it remains unknown whether Congress will enact legislation regulating LDTs and, if so, whether the legislation will be similar to the framework described in the Draft LDT Guidance, or in the VALID act. This legislation and resulting FDA regulation may result in increased regulatory burdens for us to register and continue to offer our tests or to develop and introduce new tests and may increase our costs. We do not yet know which of our tests would be classified as high-risk and would require a full FDA approval. If such approval was required, we cannot be certain that our tests would obtain FDA approval or clearance.
If the FDA and/or congressional authorizing committees begin to regulate our tests, it could require a significant volume of applications with the FDA and/or document responses to congressional authorizing committees which would be burdensome. Furthermore, FDA and/or congressional authorizing committees could take a long time to review such applications and/or document responses if every laboratory in the country files a large volume of applications and/or document responses for each of their LDTs.
In November of 2017, CMS initiated a national coverage analysis for the use of Next Generation Sequencing “NGS” diagnostic tests for patients with advanced cancer. The proposed decision memo was released and open to a public comment period. On March 16, 2018, CMS issued a final decision memorandum for NGS as a diagnostic laboratory test and determined it to be reasonable and necessary and covered nationally, when performed in a CLIA-certified laboratory, when ordered by a treating physician and when all of the following requirements are met: (a) the patient has either recurrent, relapsed, refractory, metastatic, or advanced stages III or IV cancer; (b) the patient has either not been previously tested using the same NGS test for the same primary diagnosis of cancer or has had repeat testing using the same NGS test only when a new primary cancer diagnosis is made by the treating physician; and (c) the patient has decided to seek further cancer treatment (e.g., therapeutic chemotherapy). CMS also determined that the diagnostic laboratory test using NGS must have: FDA approval or clearance as a companion in vitro diagnostic; an FDA approved or cleared indication for use in that patient’s cancer; and results provided to the treating physician for management of the patient using a report template to specify treatment options. These CMS changes to reimbursement for NGS testing could directly affect our revenue for this test type.
Healthcare reform programs may impact our business and the pricing we receive for our services.
In March of 2010, health care reform legislation known as the “Patient Protection and Affordable Care Act,” also known as the ACA, was passed into law. The ACA also makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, the ACA provided that effective December 31, 2017, each medical device manufacturer must pay excise tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the FDA issued Draft LDT Guidance that, if finalized, would regulate certain clinical laboratory tests that are developed and validated by a laboratory for its own use, ("LDTs"), as medical devices, none of our LDTs such as our prostate cancer test are currently listed with the FDA. In 2018, however, Congress passed an

Table of Contents	NEOGENOMICS, INC.
extension of a two-year moratorium on the Medical Device Excise Tax until December 31, 2019. The extension was retroactive, covering the time between January 1,2018 and January 22, 2018 when the tax would have otherwise been in effect. We cannot assure you that the tax will not apply to services such as ours after the moratorium.

The ACA contains several provisions that seek to limit Medicare spending in the future. One key provision in the ACA is the establishment of “Accountable Care Organizations,” or (“ACOs”), under which hospitals and physicians are able to share savings that result from improved coordination of health care. We cannot predict how the continued establishment and implementation of these new business models will impact our business. There is the possibility that value-based payment models, such as ACOs, will drive down the utilization and/or reimbursement rates for our services. We may not be able to gain access into certain ACOs. These changes could have an adverse and material impact on our operations.

The ACA provided for states to create health insurance “Marketplaces” where individuals can compare and enroll in Qualified Health Plans, (“QHPs”). Individuals with an income less than 400% of the federal poverty level that purchase insurance on a Marketplace may be eligible for federal subsidies to cover a portion of their health insurance premium costs and cost-sharing of co-insurance or co-pay obligations. Our patients may be enrolled in QHPs, and we may begin to submit bills to QHPs for services we provide. The presence of federal funds in QHPs in the form of subsidies and cost-sharing may subject providers to heightened government scrutiny and enforcement, which could significantly increase the cost of compliance and could materially impact our operations. For example, it is not clear whether the availability of these federal subsidies classifies a QHP as a federal healthcare program, particularly for purposes of federal fraud and abuse laws. In letters published on October 30, 2013 and February 6, 2014, the former Secretary of the Department of Health & Human Services, (“DHHS”), Kathleen Sebelius, indicated that DHHS does not consider QHPs to be federal healthcare programs. However, a judge may not agree with this statement by Secretary Sebelius, and other government regulators, including, but not limited to the current of future Secretary of the DHHS, may take a different position. For example, subsequent letters from U.S. Senator Charles Grassley to Secretary Sebelius and Attorney General Eric Holder on November 7, 2013 and February 12, 2014 indicate that this issue remains an outstanding question. If QHPs are classified as federal healthcare programs, it could significantly increase our costs of compliance.
In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, in January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In December of 2017, President Trump signed into law Public Law No. 115-97, which made changes to the tax code and included, among other things, a repeal of the ACA’s penalties for the individual mandate, a provision that required individuals to buy health insurance or pay a fine. On December 14, 2018 a federal district court judge in the Northern District of Texas ruled that Public Law No. 115-97 rendered the individual mandate unconstitutional and further ruled that the rest of the ACA was inseverable from the individual mandate, rendering the ACA in its entirety invalid. As of January 2019, this ruling has been stayed pending the outcome of an appeal to the U.S. Fifth Circuit Court of Appeals. Additionally, the ACA continues to be challenged in other lawsuits. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed or ruled invalid. Because of the continued uncertainty about the implementation and constitutionality of the ACA, there can be no assurance at this time that the implementation (or repeal) of these provisions, or the ACA as a whole, will not have a material adverse effect on our business.
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
From time to time, legislative freezes and updates affect some of our tests that are reimbursed by the Medicare program under the Medicare Physician Fee Schedule, ("MPFS"), or the Clinical Laboratory Fee Schedule, ("CLFS"). The MPFS is updated on an annual basis. In the past, the MPFS was updated using a prescribed statutory formula; (i.e., the sustainable growth rate formula). The Medicare Access and CHIP Reauthorization Act of 2015, ("MACRA"), repealed the previous statutory formula and specified new annual conversion factors for calendar years 2015 and beyond. If the new annual conversion factor results in negative reimbursement in future years, the resulting decrease in payment may adversely affect our revenue, business, operating results, financial condition and prospects.
In addition, recent laws have made changes to Medicare reimbursement for our tests that are reimbursed under the CLFS, many of which have already gone into effect. In June 2016, CMS published the Clinical Laboratory Fee CLFS final rule entitled “Medicare Program: Medicare Clinical Diagnostic Laboratory Tests Payment System” (CMS-1621-F). The final rule provides regulations to implement the provisions of the Protecting Access to Medicare Act of 2014, ("PAMA"), which was signed into

Table of Contents	NEOGENOMICS, INC.
law in April 2014. Under the final rule, laboratories, including physician office laboratories, are required to report private payer rate and volume data if they:
•Have $12,500 or more in Medicare revenues from laboratory services on the CLFS and
•They receive more than 50 percent of their Medicare revenues from CLFS or PFS during a data collection period.
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
Applicable laboratories must report data that includes the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). The definition of “applicable” laboratory may exclude certain types of laboratories that generally receive more favorable pricing than other laboratories, and thus the make-up of laboratories reporting pricing data to CMS under the proposed rule may result in lower overall pricing data.  Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test is equal to the weighted median amount for the test from the most recent data collection period. For example, applicable laboratories were required to collect private payer data from January 1, 2016 through June 30, 2016 and report it to CMS by March 31, 2017. The new Medicare CLFS rates (based on weighted median private payer rates) were released in November 2017 and were effective on January 1, 2018. For the years 2017 through 2019, the amount of reduction in the Medicare rate (if any) shall not exceed 10 percent from the prior year’s rate. From January 1, 2019 through June 30, 2019, applicable laboratories are required to collect private payer data and report it to CMS by March 31, 2020. The new Medicare CLFS rates (based on weighted median private payer rates) will be released in November 2020 and will become effective January 1, 2021. For the years 2020 through 2022, any reduction in the Medicare rate shall not exceed 15 percent from the prior year’s rate. It is too early to predict the impact on reimbursement for our tests reimbursed under the CLFS, though we believe the government’s goal is to reduce Medicare program payments for CLFS tests. Specifically, CMS projected that the effect of this rule on the Medicare program will be a savings of $360 million in program payments for CLFS tests furnished in FY 2017, and a savings of $5.14 billion over 10 years, although estimates by the Congressional Budget Office have been significantly less. CMS also finalized its proposal that a laboratory’s failure to comply with reporting obligations, or a laboratory that makes a misrepresentation or omission in reporting required information, could lead to liability under the Civil Monetary Penalties Law.
Also under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made, CMS is required to assign a unique billing code if one has not already been assigned by the agency. Further, PAMA provides special payment status to “advanced diagnostic laboratory tests,” ("ADLTs"), to allow such ADLTs to be paid using their actual list charge amount during a certain time frame. We cannot determine at this time the full impact of the new law on our business, financial condition and results of operations.
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
In certain jurisdictions including Alaska, Arkansas, Arizona, California, Hawaii, Indiana, Idaho, Kentucky, Missouri, Montana, Nevada, North Carolina, North Dakota, Ohio, Oregon, South Carolina, South Dakota, Utah, Virginia, Washington, West Virginia and Wyoming, Palmetto GBA administers the Molecular Diagnostic Services Program, ("MolDx"), and establishes coverage and reimbursement for certain molecular diagnostic tests, including many of our tests. To obtain Medicare coverage for a molecular diagnostic test (FDA approved or LDT), laboratories must apply for and obtain a unique test identifier or what is known as a “Z” code. For newly developed tests or for established tests that have not been validated for clinical and analytical validity and clinical utility, laboratories must submit a detailed dossier of clinical data to substantiate that the test meets Medicare’s requirements for coverage. We have received favorable coverage for many of our molecular tests, however we have also received non-coverage determinations for many newer tests. The field of molecular diagnostics is evolving very rapidly, and clinical studies on many new tests are still underway. We cannot be assured that some of our molecular tests will

Table of Contents	NEOGENOMICS, INC.
ever be covered services by Medicare, nor can we determine when the medical literature will meet the standard for coverage that Medicare administrative contractors have set.
In recent years, Medicare has encouraged beneficiaries to participate in managed care programs, known as “Medicare Advantage” programs, and has encouraged beneficiaries from the traditional fee-for-service Medicare program to switch to Medicare Advantage programs. This has resulted in rapid growth of health insurance and managed care plans offering Medicare Advantage programs and growth in Medicare beneficiary enrollment in these programs. Also in recent years, many states have increasingly mandated that Medicaid beneficiaries enroll in managed care arrangements. If these efforts continue to be successful, we may experience a further shift of traditional Medicare and Medicaid fee-for-service beneficiaries to managed care programs. As a result, we would be required to contract with those private managed care programs in order to be reimbursed for services provided to their Medicare and Medicaid members. There can be no assurance that we will be successful in entering into agreements with these managed care programs at rates of payment similar to those we realize from our non-managed care lines of business.
Effective January 1, 2018 CMS implemented an additional exception to the laboratory date of service rules. Prior to 2018, CMS’ 14-day rule prevented reference and independent laboratories such as ours from billing Medicare directly for clinical laboratory tests or the technical component of pathology services if, among other things, the tests were ordered less than 14 days following an outpatient's discharge from the hospital. Instead, we would seek reimbursement from the hospital and the hospital would bill Medicare. Effective January 1, 2018, certain molecular pathology tests and advanced diagnostic laboratory tests ("ADLTs") that previously had to be billed or could be billed by the hospital are now required to be billed by the performing laboratory if certain requirements are met, although CMS has indicated it will exercise enforcement discretion until July 1, 2019. Since our client-bill pricing is typically higher for Molecular testing than the Medicare fee schedule, we anticipate a reduction in revenue from this policy change. Under the MolDx program there are many policies that limit reimbursement on certain tests based on diagnosis codes, and for certain tests there is no reimbursement regardless of the patient’s condition.
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
Governmental payers, as well as private insurers and private payers, have implemented and will continue to implement measures to control the cost, utilization and delivery of healthcare services, including clinical laboratory and pathology services. Congress and federal agencies, such as CMS, have, from time to time, implemented changes to laws and regulations governing healthcare service providers, including specialized diagnostic service providers. These changes have adversely affected and may in the future adversely affect coverage for our services. We also believe that healthcare professionals may not use our services if third-party payers do not provide adequate coverage and reimbursement for them. These changes in federal, state, local and third-party payer regulations or policies may decrease our revenues and adversely affect our results of operations and our financial condition. We will continue to be a non-contracting provider until such time as we enter into contracts with third-party payers with whom we are not currently contracted until such time as we enter into contracts with such third-party payers. Because a portion of our revenues is from third-party payers with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may adversely affect our results of operations, our credibility with financial analysts and investors, and our stock price.
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

Table of Contents	NEOGENOMICS, INC.
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
There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, private payers continually seek ways to reduce and control overall healthcare costs, and increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new applications and services. Third-party payers, including governmental payers such as Medicare and private payers, are scrutinizing new medical products and services and may not cover or may limit coverage and the level of reimbursement for our services. Third-party insurance coverage may not be available to patients for any of our existing tests or for tests we discover and develop, and a substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third-party payers. Any pricing pressure exerted by these third party payers on our clients may, in turn, be exerted by our clients on us. If government and other third-party payers do not provide adequate coverage and reimbursement for our tests, it could adversely affect our operating results, cash flows and/or our financial condition.
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
Among others, the primary factors which complicate our billing practices are:
•pricing differences between our fee schedules and the reimbursement rates of the payers;
•changes in payer rules or contracts;
•disputes with payers as to the party who is responsible for payment;
•disparity in coverage and information requirements among various carriers; and
•differing pre-authorization requirements across insurance carriers
We incur significant additional costs as a result of our participation in the Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory services are subject to considerable and complex federal and state regulations. The additional costs we expect to incur include those related to: (i) complexity added to our billing processes and systems; (ii) training and education of our employees and clients; (iii) implementing compliance procedures and oversight; (iv) collections and legal costs; and (v) costs associated with, among other factors, challenging coverage and payment denials and providing patients with information regarding claims processing and services, such as advance beneficiary notices.
Our operations are subject to strict laws prohibiting fraudulent billing and other abuse, and our failure to comply with such laws could result in substantial penalties.
Of particular importance to our operations is ensuring compliance with federal and state laws prohibiting fraudulent billing and the retention of overpayments. In particular, if we fail to comply with federal and state documentation, coding and billing rules, we could be subject to liability under the federal False Claims Act, including civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs. The False Claims Act prohibits individuals and companies from knowingly submitting false claims for payments to, or improperly retaining overpayments from, the government.
If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $11,181 and $22,363 for each separate false claim. Further, False Claims Act liability may lead to exclusion from participation in Medicare, Medicaid and other federal healthcare programs. There are a number of potential bases for liability under the federal False Claims Act. For example, liability arises when an entity knowingly submits, or causes another to submit, a claim for reimbursement to the federal government for a service which was not provided or which did not qualify for reimbursement. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could also result in liability under the False Claims Act. Following enactment of the ACA, knowing retention of overpayments is also considered a false claim and could lead to liability under the False Claims Act.
The False Claims Act’s “whistleblower” or “qui tam” provisions are being used with more frequency to challenge the reimbursement practices of providers and suppliers. Those provisions allow a private individual to bring an action on behalf of the government alleging that the defendant has submitted false claims for payment to the federal government. The government

Table of Contents	NEOGENOMICS, INC.
must decide whether to intervene in the lawsuit and whether to prosecute the case. If it declines to do so, the individual may pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. The successful qui tam relator who brought the case is entitled to a portion of the proceeds and his or her attorneys’ fees and costs. In addition, various states have enacted laws modeled after the federal False Claims Act, which prohibit submitting false claims for payment to the state or, in some states, to other commercial payers. If we fail to comply with federal and state documentation, coding, and billing rules, we could be subject to criminal liability through a variety of federal and state criminal statutes.
Government investigations of clinical laboratories have been ongoing for a number of years and are expected to continue in the future. When we submit bills for our services to third-party payers, we must follow complex documentation, coding and billing rules which are based on federal and state laws, rules and regulations, various government publications, and on industry practice. A large number of laboratories have entered into substantial settlements with the federal and state governments for alleged noncompliance under these laws and rules. Private payers have also brought civil actions against laboratories which have resulted in substantial judgments. Failure to follow these rules could result in potential civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. For example, there are various state and federal laws and rules regulating laboratory billing practices, such as prohibiting a clinical laboratory from charging a higher price for tests ordered by a physician and provided by a third-party (anti-markup rules) as well as requiring a laboratory performing certain laboratory tests to directly bill Medicare instead of the ordering provider (direct billing rules).
We submit thousands of claims for Medicare and other payments and we cannot guarantee that there have not been errors in our claims, While we maintain a robust compliance program that includes consistent, detailed review of our documentation, and coding and billing practices, the rules are frequently vague, complex, and continually changing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.
The failure to comply with significant government regulation and laboratory operations may subject us to liability, penalties or limitation of operations.
We are subject to extensive state and federal regulatory oversight. Specifically, our laboratories must satisfy federal requirements under the CLIA to maintain the appropriate CLIA Certificate for all testing performed at the lab. Additionally, most states have adopted various laws and regulation setting standards for laboratories performing clinical laboratory testing and requiring laboratories to obtain and maintain a state laboratory license before the laboratory is authorized to perform testing. These state licensure laws address a host of requirements and often include permissible and prohibited practices involving digital health, including but not limited to telehealth and telepathology.
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
Existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical laboratories, and their referral sources, including physicians, hospitals and other laboratories. Certain of these laws, including the federal “anti-kickback law” and the federal physician self-referral law (the “Stark Law”) contain extremely broad proscriptions. Violation of these laws may result in criminal penalties, exclusion from participation in the Medicare, Medicaid, and other federal healthcare programs, repayment of all services tied to any impermissible referrals, and significant civil monetary penalties, as well as False Claims Act liability. We seek to structure our arrangements with physicians and other clients to be in compliance with the anti-kickback laws, Stark Law and similar state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel and review of the annual Work Plan by the Office of the Inspector General (“OIG”) identifying targeted issues. We cannot guarantee, however, that government authorities will not take a contrary view and impose civil monetary penalties and exclude us based on our arrangements with physicians and other clients.
The federal Civil Monetary Penalties Law, ("federal CMP Law"), imposes civil monetary penalties and exclusion from Medicare and Medicaid programs on any person who offers or transfers remuneration to any patient who is a Medicare or Medicaid beneficiary, when the person knows or should know that the remuneration is likely to induce the patient to receive medical services from a particular provider. The federal CMP Law applies, among other things, to many kinds of inducements or benefits provided to patients, including complimentary items, services or transportation that are of more than a nominal value. We have structured our operations and provision of services to patients in a manner that we believe complies with the law and its interpretation by government authorities. We cannot guarantee, however, that government authorities will not take a

Table of Contents	NEOGENOMICS, INC.
contrary view and impose civil monetary penalties and exclude us for past or present practices related to patient incentive, coordination of care and need-based programs.
Furthermore, HIPAA, the HITECH Act, (as implemented through HIPAA's Privacy and Security Rules) and similar state laws contain provisions that require the electronic exchange of health information, such as claims submission and receipt of remittances, using standard transactions and code sets, which we refer to as "Standards," and regulate the use and disclosure of patient records and other PHI. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and govern many healthcare providers, including physicians and clinical laboratories. Although we believe we are in material compliance with the Standards, the Privacy and Security Rules, and applicable state privacy and security laws, a failure to comply with these laws could have a material adverse effect on our business, results of operations and our financial condition and could subject us to liability. Additionally, while there is no private right of action under HIPAA, state Attorneys General may bring an action against a covered entity, such as us, for a violation of HIPAA, and the national Office for Civil Rights can impose fines and penalties.
The failure to comply with physician self-referral laws may subject us to liability, penalties or limitation of operations
We are subject to the federal Stark Law, as well as similar state statutes and regulations, which prohibit payments for certain health care services, which are referred to as designated health services (“DHS”), rendered as a result of referrals by physicians to DHS entities with which the physicians (or their immediate family members) have a financial relationship. A “financial relationship” includes both an ownership interest and/or a compensation arrangement with a physician, both direct and indirect, and DHS includes, but is not limited to, laboratory services. The Stark Law prohibits an entity that receives a prohibited DHS referral from seeking payment from Medicare for any DHS services performed as a result of such a referral, unless an arrangement is carefully structured to satisfy every requirement of a regulatory exception. The Stark Law is a strict liability statute, and thus any technical violation requires repayment of all “tainted” referrals, regardless of the intent, unless an exception applies. Penalties for violating the Stark Law may include the denial of payment to an entity for the impermissible provision of DHS, the requirement to refund any amounts collected in violation of the Stark Law, and civil monetary penalties of up to $24,748 for each violation and $164,992 for each circumvention arrangement or scheme. The amounts may be further increased by civil monetary penalty increases imposed by the Bipartisan Budget Act of 2018. Other implications of a Stark Law violation may include exclusion from Medicare and Medicaid programs, and potential False Claims Act liability, including via “qui tam” action.
Further, many states have promulgated self-referral laws and regulations similar to the federal Stark Law, but these vary significantly based on the state. In addition to services reimbursed by Medicaid or government payers, often these state laws and regulations can encompass services reimbursed by private payers as well. Penalties for violating state self-referral laws and regulations vary based on the state, but often include civil penalties, exclusion from Medicaid, and loss of licenses.
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
The failure to comply with Anti-Kickback laws may subject us to liability, penalties or limitation of operations
We are subject to the federal Anti-Kickback Statute, ("AKS") and similar state statutes and regulations, which prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The AKS defines remuneration to include anything of value, in cash or in kind, and thus can implicate financial relationships including payments not commensurate with fair market value, such as in the form of space, equipment leases, professional or technical services or anything else of value.
The AKS is an “intent-based” statute, meaning that a violation occurs when one or both parties intend the remuneration to be in exchange for or to induce referrals. In 2010, the ACA, amended the intent requirement of the AKS. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act.
There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny. Violations of the AKS may result in substantial civil or

Table of Contents	NEOGENOMICS, INC.
criminal penalties, including criminal fines of up to $100,000, imprisonment of up to ten years, civil penalties under the federal CMP Law of up to $100,000 for each violation, plus three times the remuneration involved, civil penalties under the federal False Claims Act of a minimum of $11,181 and a maximum of $22,363 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicare and Medicaid programs. If we face these penalties or the participation exclusion, it could significantly reduce our revenues and could have a material adverse effect on our business.
Further, most states have adopted similar anti-kickback laws prohibiting the offer, payment, solicitation or receipt of remuneration in exchange for referrals, and typically impose criminal and civil penalties as well as loss of licenses. Some of these state laws apply to items and services paid for by private payers as well as by government payers. In addition, many states have adopted laws prohibiting the splitting or sharing of fees between physicians and non-physicians, as well as between treating physicians and referral sources. We believe our arrangements with physicians comply with the AKS, and state anti-kickback and fee splitting laws of the states in which we operate, however, if government regulatory authorities were to disagree, we could be subject to civil and criminal penalties, and be required to restructure or terminate our contractual and other arrangements with physicians. This could result in a loss of revenue and have a material adverse effect on our business.
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
Tests which are reimbursed by Medicare and other Government payers (for example, State Medicaid programs) accounted for approximately 15%, 14% and 15% of our revenues for the years ended December 31, 2018, 2017 and 2016, respectively. The Medicare program imposes extensive and detailed requirements on diagnostic service providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit claims for reimbursement and how we provide specialized diagnostic laboratory services. Further, we are prohibited from contracting with any individuals or entities who have been excluded from participation in Medicare or Medicaid and are listed on the OIG’s List of Excluded Individuals and Entities List ("LEIE") or in the System for Award Management, which includes the previously independent Government Services Administration's Excluded Parties List System ("GSA-EPLS"). Contracting with excluded individuals or entities, such as hiring an excluded person or contracting with an excluded vendor, can result in significant penalties.
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
The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of PHI by certain entities including health plans and health care providers, and set standards to protect the confidentiality, integrity and availability of electronic medical records. The regulations establish a complex regulatory framework governing the use and disclosure of PHI, including, for example, the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient; a patient’s right to access, amend and receive an accounting of certain disclosures of PHI; the content of notices of privacy practices describing how PHI is used and disclosed and individuals’ rights with respect to their PHI; and implementation of administrative, technical and physical safeguards to protect privacy and security of PHI. The federal privacy regulations restrict our ability to use or disclose certain individually identifiable patient health information, without patient authorization, for purposes other than payment, treatment or health care operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The HIPAA privacy and security regulations do not supersede state laws that may be more stringent; therefore, we are required to comply with both federal privacy and security regulations and varying state privacy and security laws and regulations.
The HIPAA privacy and security regulations also require healthcare providers like us to notify affected individuals, the Secretary of the U.S. Department of Health and Human Services, and in some cases, the media, when PHI has been "breached," as defined by HIPAA. Many states have similar breach notification laws. In the event of a breach, we could incur substantial operational and financial costs related to mitigation and remediation, including preparation and delivery of notices to affected individuals. Additionally, HIPAA, and its implementing regulations provide for significant civil fines, criminal penalties, and other sanctions for failure to comply with the privacy, security, and breach notification rules, including for wrongful or

Table of Contents	NEOGENOMICS, INC.
impermissible use or disclosure of PHI. Although the HIPAA statute and regulations do not expressly provide for a private right of action for damages, we could incur damages under state laws to private parties for the wrongful or impermissible use or disclosure of confidential health information or other private personal information. Additionally, HIPAA allows state Attorneys General to bring an action against a covered entity, such as us, for a violation of HIPAA. We insure some of our risk with respect to HIPAA security breaches, but operational costs and penalties associated with HIPAA breaches easily could exceed our insured limits.
We are subject to security risks which could harm our operations.
HIPAA imposes additional requirements, restrictions and penalties on covered entities and their business associates to, among other things, deter breaches of security. As a result, required preventative and remedial actions, along with the aforementioned reporting requirements, and sanctions for a breach are stringent. Our electronic health records system is periodically modified to meet applicable security standards. Despite the implementation of various security measures by us, our infrastructure may be vulnerable to computer viruses, break-ins and other disruptive problems inadvertently introduced by authorized users such as employees and clients, or purposefully targeted by hackers and other cybercriminals which could lead to interruption, delays or cessation in service to our clients. Further, such incidents, whether electronic or physical, could jeopardize the security of confidential information, including PHI and other sensitive information stored in our computer systems related to clients, patients, and other parties connected through us, which may deter potential clients and give rise to uncertain liability to parties whose security or privacy has been infringed. A significant security breach could result in fines, loss of clients, damage to our reputation, direct damages, costs of repair and detection, costs to remedy the breach, government penalties, and other expenses. We insure some of our risk with respect to security breaches but the occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations and our financial condition.
Risks Relating to Our Common Stock
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
The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. The price of our common stock could fluctuate significantly for many reasons including the following:
•future announcements concerning us or our competitors;
•regulatory developments and enforcement actions bearing on advertising, marketing or sales;
•reports and recommendations of analysts and whether or not we meet the milestones and metrics set forth in such reports; gaining or losing large customers or managed care plans;
•introduction of new products or services and related insurance coverage;

Table of Contents	NEOGENOMICS, INC.
•acquisition or loss of significant manufacturers, distributors or suppliers or an inability to obtain sufficient quantities of materials needed to provide our services;
•quarterly variations in operating results;
•business acquisitions or divestitures;
•changes in the regulation of Laboratory Developed Tests (“LDTs”);
•changes in governmental or third-party reimbursement practices and rates; and fluctuations in the economy, political events or general market conditions.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
We operate an international network of laboratories. Our corporate office and most of our laboratory facilities are leased except 43,448 square feet of our Carlsbad, California facility. These leases expire at various dates through 2023.  We believe that these locations are sufficient to meet our needs at existing volume levels and that, if needed, additional space will be available at a reasonable cost.
The following table summarizes our facilities by type and location:

Location	Purpose	Square Footage
Carlsbad, California	Laboratory, and administrative offices	105,066
Aliso Viejo, California	Laboratory, and administrative offices	96,917
Fort Myers, Florida	Corporate headquarters and laboratory	56,889
Houston, Texas	Laboratory	32,757
Geneva (Rolle), Switzerland	Laboratory	7,976
Nashville, Tennessee	Laboratory	7,806
Tampa, Florida	Laboratory	5,875
Singapore	Laboratory	2,861
Fresno, California	Laboratory	2,541
Atlanta, Georgia	Laboratory	1,190
Plantation, Florida	Courier office	240
Our Switzerland and Singapore laboratories support our Pharma Services segment exclusively; all other locations support both segments of our business. For further financial information about our segments, see Note R to our Consolidated Financial Statements included in this Annual Report.

ITEM 3. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings that arise in the ordinary course of business. The Company believes that any resulting liability from these proceedings will not, either individually or in the aggregate have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Table of Contents	NEOGENOMICS, INC.
Legal Matters

The Company is involved in ongoing litigation with Health Discovery Corporation (“HDC”) regarding the use of certain licensed technology under a Master License Agreement (“MLA”) dated January 6, 2012 between the Company and HDC. As required under the MLA, the parties are required to submit such matters in dispute under the MLA to binding arbitration. An arbitration hearing took place in December 2018, where the Company vigorously defended its legal rights and remedies pertaining to this licensing dispute. The arbitration panel has not yet rendered a decision, and the parties are engaged in required post-hearing procedures as requested by the arbitration panel. The Company does not believe, based on currently available information, that the outcome of this matter will have a material adverse effect on the Company's financial condition.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Table of Contents	NEOGENOMICS, INC.
PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NASDAQ Capital Market under the symbol “NEO”.
Holders of Common Stock
As of February 22, 2019, there were 504 stockholders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.
Dividends
We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance operations and future growth and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.  Our financing arrangements contain certain restrictions on our ability to pay dividends on our common stock.
Equity Compensation Plan Information
The following table summarizes the securities authorized for issuance under equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”)	6,839,417	$7.63	3,298,645	(a)
Employee Stock Purchase Plan (“ESPP”)	—	N/A	505,084	(b)
Total	6,839,417	$7.63	3,803,729

a.The Company’s Equity Incentive Plan was amended, restated and subsequently approved by a majority of shareholders on December 21, 2015 and amended and subsequently approved by a majority of shareholders on May 25, 2017.  The most recent amendment increased the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the Amended Plan to 18,650,000.
b.The Company's Employee Stock Purchase Plan was amended, restated and subsequently approved by a majority of shareholders on June 6, 2013 and amended and subsequently approved by a majority of shareholders on May 25, 2017 and June 1, 2018. The most recent amendment increased the maximum aggregate number of shares reserved and available for issuance under the Plan to 1,500,000.
Currently, the Company’s Equity Incentive Plan, as amended on May 25, 2017 and the Company’s ESPP, as amended on June 1, 2018, are the only equity compensation plans in effect.
Recent Sales of Unregistered Securities
On December 10, 2018 we issued 1,000,000 shares of common stock to the shareholders of Genesis Acquisition Holding Corp. in connection with the acquisition of Genoptix. See Notes E and P to our Consolidated Financial Statements included in this Annual Report.
In August 2017, the Company acquired a customer list from Ascend Genomics in exchange for 450,000 shares of common stock. See Notes F and P to our Consolidated Financial Statements included in this Annual Report.

Table of Contents	NEOGENOMICS, INC.
Comparison of Cumulative Five Year Total Return
We have presented below the cumulative total return to our stockholders of $100 during the period from December 31, 2013, through December 31, 2018 in comparison to the cumulative return on the S&P 500 Index and a customized peer group of six publicly traded companies during that same period. The peer group is made up of Cancer Genetics, Inc., Enzo Biochem, Inc., Genomic Health, Inc., Laboratory Corporation of America Holdings, Myriad Genetics, Inc., and Quest Diagnostics, Inc. Several of our closest competitors are part of large pharmaceutical or other multi-national firms, or are privately held and, as such, we are unable to get financial information for them.
 The results assume that $100 (with reinvestment of all dividends) was invested in our common stock, the index and in the peer group and its relative performance tracked through December 31, 2018. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock. The performance graph set forth above shall not be deemed incorporated by reference into any filing by us under the Securities Act or the Exchange Act except to the extent that we specifically incorporate such information by reference therein.

Table of Contents	NEOGENOMICS, INC.
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
The historical consolidated financial data for the years ended December 31, 2018, 2017 and 2016 (Statement of Operations Data and Other Cash Data) has been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The historical consolidated financial data for the years ended December 31, 2015 and 2014 has been derived from our audited consolidated financial statements, which are not included in this Annual Report.
The historical consolidated financial data as of December 31, 2018 and 2017 (Balance Sheet Data) has been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The historical consolidated financial data (Balance Sheet Data) as of December 31, 2016, 2015 and 2014 has been derived from our audited consolidated financial statements, which are not included in this Annual Report.
We believe that the comparability of our financial results between the periods presented in the table below is significantly impacted by factors which are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2018 (4)	2017 (3) (as adjusted)	2016 (as adjusted)	2015 (1)(5)	2014 (2)(5)
	(In thousands, except per share data)
Statement of Operations Data:
Net revenue	$276,741	$240,251	$231,808	$99,802	$87,069
Cost of revenue	149,476	138,295	133,704	56,046	46,355
Gross margin	127,265	101,956	98,104	43,756	40,714
Operating expenses	117,225	99,054	95,949	49,391	38,496
Income (loss) from operations	10,040	2,902	2,155	(5,635)	2,218
Interest and other (income) expense	6,216	5,552	9,998	(1,146)	929
Income tax expense (benefit)	1,184	(2,254)	(1,701)	(1,954)	157
Net income (loss)	2,640	(396)	(6,142)	(2,535)	1,132
Deemed dividends on preferred stock	10,198	3,645	18,011	40	—
Amortization of preferred stock beneficial conversion feature	(4,571)	6,902	6,663	82	—
Gain on redemption of preferred stock	(9,075)	—	—	—	—
Net income (loss) due to common stockholders	$6,088	$(10,943)	$(30,816)	$(2,657)	$1,132
Net income (loss) per common share – Basic	$0.07	$(0.14)	$(0.40)	$(0.04)	$0.02
Net income (loss) per common share – Diluted	$0.07	$(0.14)	$(0.40)	$(0.04)	$0.02
Other Cash Data:
Net cash – operating activities	$44,786	$18,037	$21,477	$6,393	$9,450
Net cash – investing activities	$(139,687)	$(13,690)	$(6,501)	$(75,155)	$(9,602)
Net cash – financing activities	$91,959	$(4,095)	$(25,871)	$58,493	$29,007

1.Reflects the acquisition of Clarient in December 2015.
2.Reflects the acquisition of Path Logic in July 2014.
3.Reflects the sale of Path Logic on August 2017.
4.Reflects the acquisition of Genoptix in December 2018.
5.Does not reflect the impact of the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted in the first quarter of 2018.

Table of Contents	NEOGENOMICS, INC.

	As of December 31,
	2018 (5)	2017 (4) (as adjusted)	2016 (as adjusted)	2015 (1)(3)(6)	2014 (2)(6)
	(In thousands)
Balance Sheet Data:
Current assets	$103,668	$85,875	$79,398	$82,360	$58,742
Property and equipment	60,888	36,504	34,036	34,577	15,082
Intangible assets	140,029	74,165	77,064	87,800	4,212
Goodwill	197,892	147,019	147,019	146,421	2,929
Other assets	2,538	891	206	129	141
Total assets	$505,015	$344,454	$337,723	$351,287	$81,106

Current liabilities	$60,925	$36,471	$39,789	$40,058	$14,623
Long-term liabilities	123,647	103,406	112,746	73,117	6,078
Total liabilities	184,572	139,877	152,535	113,175	20,701
Series A Redeemable Convertible Preferred Stock	—	32,615	22,873	28,602	—
Stockholders’ equity	320,443	171,962	162,315	209,510	60,405
Total liabilities preferred stock and stockholders’ equity	$505,015	$344,454	$337,723	$351,287	$81,106
Working Capital	$42,743	$49,404	$39,609	$42,302	$44,119

1.Reflects the acquisition of Clarient in December 2015.
2.Reflects the acquisition of Path Logic in July 2014.
3.Reflects the adoption of ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes.
4.Reflects the sale of Path Logic on August 1, 2017.
5.Reflects the acquisition of Genoptix in December 2018.
6.Does not reflect the impact of the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted in the first quarter of 2018.

Table of Contents	NEOGENOMICS, INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in this Annual Report on Form 10-K. The information contained below includes statements of management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption “Forward Looking Statements”, which information is incorporated herein by reference.
Our Company
NeoGenomics, Inc. is a high-complexity CLIA-certified clinical laboratory that specializes in cancer genetics diagnostic testing and pharma services. The Company's testing services include cytogenetics, fluorescence in-situ hybridization (FISH), flow cytometry, immunohistochemistry, anatomic pathology and molecular genetic testing.  Headquartered in Fort Myers, FL, NeoGenomics has laboratories in Aliso Viejo, Carlsbad and Fresno, CA; Tampa and Fort Myers, FL; Houston, TX; Nashville, TN; Rolle, Switzerland; and Singapore.  NeoGenomics services the needs of pathologists, oncologists, pharmaceutical companies, academic centers, other clinicians, and hospitals throughout the United States, Europe, and Asia.
2018 Overview and Highlights
•We increased revenues by 15.2% compared to 2017, including an increase in Clinical revenue of 13.5% and an increase in Pharma revenue of 28.4%.
•We completed the acquisition of Genoptix in December 2018 for approximately $125 million in cash and one million shares of NeoGenomics common stock.
•We continued our international expansion with the opening of a laboratory in Singapore and the announcement of a global strategic affiliation with Pharmaceutical Product Development, LLC (“PPD”).
•We redeemed 100% of our Series A Redeemable Convertible preferred stock.
•We completed a $135 million equity offering.
Company Outlook
We have developed a company-wide focus for 2019, which includes the following three critical success factors:
•To strengthen our world-class culture by seeking feedback from employees on ways to innovate and grow our business.  We will focus on employee engagement and inclusion through collaboration forums, team dialogue and programs to reward teams.
•To provide uncompromising quality and service through company-wide leadership, coaching and employee engagement initiatives. Our laboratory teams will focus on quality by improving the Corrective and Preventative Actions (“CAPA”) process and streamlining and simplifying processes.
•To pursue exceptional service and growth through renewed focus on improving the customer experience through the launch of innovative assays, informatics products and companion diagnostics as well as enhanced educational programs. We will continue to pursue market share gains in both our Clinical and Pharma Services businesses.
These critical success factors have been communicated throughout our Company. We have structured departmental goals around these factors and have created employee incentive plans in which every employee will have a meaningful incentive for our success.

As we focus on profitable growth, we will continue to pursue large purchasing group contracts.  In 2018, we were successful in gaining market share by entering into contracts with managed care organizations and large hospital groups, which will be part of our strategy as we continue to gain scale.  In addition, our molecular testing menu remains a strong selling point as it enables us to offer clients a “one stop shop” where they can send all of their oncology testing rather than using multiple labs.

Innovation and changes in science and technology will lead to new therapeutic and diagnostic tests.  Our Company strives to lead in innovation with the launch of new assays, informatics products, research projects, educational programs and companion

Table of Contents	NEOGENOMICS, INC.
diagnostics.  We will continue to work with pharmaceutical clients on their clinical trials and will work to be on the leading edge of developments in the field of oncology.

We believe lower cost and increased value of testing is extremely important to the healthcare industry and creates a competitive advantage for our company.  We will invest in information technology, automation and best practices to continually improve our processes and drive down the cost of testing.  We will continue to expand our test menu and remain at the forefront of the ongoing revolution in cancer related genetic and molecular testing to achieve our vision of becoming the world’s leading cancer testing and information company.

We have significantly expanded our capacity, especially in the Pharma Services area of our business.  The opening of a laboratory in Switzerland in 2017 and in Singapore in 2018 as well as the recent expansion of our Houston laboratory will allow us to better serve our existing Pharma Services clients and obtain new business in the U.S. and across Europe and Asia. We expect our strong growth momentum as well as our added capacity to create opportunities for improved quality and revenue growth.

Regulatory Environment
The FDA has been considering changes which may include increased regulation of Laboratory Developed Tests (“LDTs”).  These changes could impact the laboratory testing industry and our business, as further described the discussion of Government Regulations in Item 1.  In October 2014, the FDA announced its proposed framework and timetable.  However, at this point the FDA has not released a proposed rule, and it is anticipated that there would be a comment period related to such a significant change.  The FDA has indicated that there will be a “phase in” period that in some instances will take as long as nine years.  On January 13, 2017 the FDA released a discussion paper in which the FDA said that they “hope that it advances public discussion on future LDT oversight”.  The paper does not represent formal FDA policy, nor is it enforceable.  Recently, Congress has submitted a legislative discussion draft, the Diagnostic Accuracy and Innovation Act (“DAIA”), to the FDA and requested technical assistance on the draft. In December 2018, Congress released an updated bill, the Verifying Accurate Leading-edge IVCT Development (“VALID”) Act that is largely consistent with FDA’s technical assistance on DAIA. However, it remains unknown whether Congress will enact legislation regulating LDTs and, if so, whether the legislation will be similar to the framework described in the Draft LDT Guidance, or in the VALID Act.  NeoGenomics is a member of the American Clinical Laboratory Association (“ACLA”), which has been in active discussions with the FDA and Congress regarding FDA oversight of LDT’s.  At this point we cannot predict the outcome of this issue, or if there will be any changes to current rules and regulations.

We closely monitor changes in legislation and take specific actions to identify and estimate the impact of changes in legislation whenever possible as regulatory changes can affect reimbursement for clinical laboratory services. We do not anticipate significant changes to our clinical revenue in 2018 based on known changes in legislation.
Operating Segments
The Company reports its activities in two operating segments the Clinical Services Segment and the Pharma Services Segment. We have presented the financial information reviewed by the Chief Operating Decision Maker (“CODM”) including revenues, cost of revenue and gross margin for each of our operating segments. The segment information presented in these financial statements has been conformed to present segments on this revised basis for all prior periods.  Assets are not presented at the segment level as that information is not used by the CODM.
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
Pharma Services
Our Pharma Services segment supports pharmaceutical firms in their drug development programs by supporting various clinical trials.  This portion of our business often involves working with the pharmaceutical firms (sponsors) on study design as well as performing the testing required to validate assays in development and support of Phase I - III clinical trials.  Our medical team often advises the sponsor and works closely with them as specimens are received from enrolled sites.  We also work on

Table of Contents	NEOGENOMICS, INC.
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
Whether serving as the single contract research organization or partnering with one, our Pharma Services group provides significant technical expertise working closely with our customers to support each stage of clinical trial development.  Each trial we support comes with rapid turnaround time, dedicated project management and quality assurance oversight. We have experience in supporting submissions to the Federal Drug Administration for companion diagnostics and our Pharma Services strategy is focused on helping bring more effective oncology treatments to market through providing world class laboratory services in oncology to key pharmaceutical companies in the industry.
Critical Accounting Policies
The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. For a complete description of our significant accounting policies, see Note B to our Consolidated Financial Statements.
Our critical accounting policies are those where we have made difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:
•Revenue Recognition
•Accounts Receivable
•Intangible Assets
•Stock Based Compensation
•Deferred taxes
Revenue Recognition
We adopted Accounting Standards Codification ("ASC") 606, Revenues from Contracts with Customers, on January 1, 2018 using a full retrospective method of adoption. Under this method, the Company has restated its results for each prior reporting period presented as if ASC 606 had been effective for those periods. The adoption of this standard required us to implement new revenue policies, procedures and internal controls related to revenue recognition. In addition, the adoption resulted in enhanced financial statement disclosures surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
The new standard impacted each of our two reportable segments differently due to the transactional nature of the Clinical Services segment versus the generally long-term nature of our Pharma Services segment contracts. The specific effect on our reportable segments is explained further in Note B to our Consolidated Financial Statements.
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

Table of Contents	NEOGENOMICS, INC.
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

The following table reflects our estimate of the breakdown of net revenue by type of payer for the fiscal years ended December 31, 2018, 2017, and 2016:

	2018	2017 (as adjusted)	2016 (as adjusted)
Medicare and other government	15%	14%	15%
Commercial insurance	17%	17%	25%
Client direct billing	68%	69%	60%
Total	100%	100%	100%

Our proportion of client direct billing has increased over the years shown above, as more payers, including private commercial insurances and Medicare Advantage plans are practicing “consolidated payment” or “bundled payment” models where they pay the hospitals a lump sum, which is intended to include laboratory testing.  This reflects an increase in the amount of risk sharing that CMS and other private payers are encouraging providers such as hospital systems to undertake. We had previously anticipated a gradual increase in the percentage of client direct billing over the coming years; however, on January 1, 2018 Medicare made a significant change to what is known as the “14-day rule”. The net result of this rule change is that certain molecular tests that were previously billed to clients, are now once again eligible to be billed directly to the Medicare program. As a result, our Medicare direct bill revenue increased slightly in 2018 and our client direct bill revenue decreased slightly.

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

Table of Contents	NEOGENOMICS, INC.
Trade Accounts Receivable
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

For Pharma Services, the Company negotiates billing schedules and payment terms on a contract-by-contract basis which often includes payments based on certain milestones being achieved. Receivables are generally reported over time based on the number of units completed, which aligns with the progress of the Company towards fulfilling its obligations under the contract.

Days Sales Outstanding (“DSO”) decreased from 91 days at December 31, 2017 to 77 days at December 31, 2018.  These consolidated results include a decrease in Clinical Services DSO’s from 87 days to 76 days as well as a decrease in Pharma Services DSO’s from 115 days to 82. The decreases are the result of improved billing practices in both segments as well as the resolution of aged receivables in Pharma.
Intangible Assets
We review our long-lived assets for recoverability if events or changes in circumstances indicate the assets may be impaired.  Impairment exists when the carrying amount of the asset exceeds fair value.
Genoptix
As a result of the acquisition of Genoptix in December 2018, we recorded an estimated $71.8 million in intangible assets comprised of $56.6 million in customer relationships which will be amortized over a fifteen-year period, $0.7 million related to the Genoptix trade name which we will amortize over a one-year period, and $14.6 million in trademarks which are indefinite-lived assets. The amortization expense for these assets is included in general and administrative expense.
Clarient
As a result of the acquisition of Clarient in December 2015, we recorded $84.0 million in intangible assets comprised of $81.0 million in customer relationships which is being amortized over a fifteen-year period and $3.0 million related to the Clarient trade name which was amortized over a two-year period.  The amortization expense for these assets is included in general and administrative expense.
Purchase of Third-Party Customer List
In August 2017, we acquired a customer list and recorded $4.1 million in intangible assets comprised of customer relationships which is being amortized over a fifteen-year period. The amortization expense for this asset is included in general and administrative expense.
Stock Based Compensation
We recognize compensation costs for all share-based payment awards made to employees, non-employee contracted physicians and directors based upon the awards’ initial grant-date fair value. For stock options, we use a trinomial lattice option-pricing model to estimate the fair value of stock option awards, and recognize compensation cost on a straight-line basis over the awards’ requisite service periods. The Company’s periodic expense is adjusted for actual forfeitures.
See Note B and Note L in the Consolidated Financial Statements included in this Annual Report for more information regarding the assumptions used in our valuation of stock-based compensation.
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

Table of Contents	NEOGENOMICS, INC.
As of December 31, 2018, the Company determined that sufficient positive evidence did not exist to conclude that it is more likely than not that the net operating losses being generated by the Company's Switzerland and Singapore operations would be able to be utilized in future periods and has therefore established a full valuation allowance against the deferred tax assets generated by these jurisdictions.  As of December 31, 2017, the Company did not record a valuation allowance as management determined that sufficient positive evidence existed to conclude that it was more likely than not that deferred tax assets were realizable.
Results of Operations for the year ended December 31, 2018 as compared with the year ended December 31, 2017
The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the years ended December 31,
	2018	2017 (as adjusted)
NET REVENUE	100.0%	100.0%
Cost of revenue	54.0%	57.6%
GROSS PROFIT	46.0%	42.4%
OPERATING EXPENSES:
General and administrative	30.7%	29.3%
Research and development	1.1%	1.5%
Sales and marketing	10.6%	10.0%
Loss on sale of Path Logic	—%	0.4%
Total operating expenses	42.4%	41.2%
INCOME FROM OPERATIONS	3.6%	1.2%
Interest expense, net	2.3%	2.3%
Net income (loss) before income taxes	1.3%	(1.1)%
Income tax expense (benefit)	0.4%	(0.9)%
NET INCOME (LOSS)	0.9%	(0.2)%
Revenue
Clinical and Pharma Services revenue for the periods presented are as follows ($ in thousands):

	For the Years Ended December 31,
	2018	2017 (as adjusted)	% Change
Net revenues:
Clinical Services	$241,873	$213,097	13.5%
Pharma Services	34,868	27,154	28.4%
Total Revenue	$276,741	$240,251	15.2%

Consolidated revenues increased $36.5 million, or 15.2%, year-over-year.  Growth in our clinical segment year-over-year, was $28.8 million, or 13.5%. Testing volumes also increased in our clinical segment by approximately 11.4% year-over-year. The increases in revenue and volume were due to strong, balanced growth with continued growth in all modalities. We continue to negotiate managed care and group purchasing contracts to increase our in-network coverage, which should improve reimbursement rates and facilitate the addition of new accounts.

Pharma Services revenue increased $7.7 million, or 28.4%, year-over-year.  In addition, our backlog of signed contracts has continued to grow from $68.7 million as of December 31, 2017 to $98.9 million as of December 31, 2018.  We define backlog as the stated amount of signed contracts less dormant contracts with no activity for twelve months, contingencies and cancellations.  The recently completed expansion of our Pharma facility in Houston, Texas, provides additional capacity to manage this backlog. We expect this backlog to result in higher revenues in future years.

We also expect to achieve accelerating revenue growth in our Pharma Services segment due to our growing international presence. In addition to our laboratory in Rolle, Switzerland, we announced a global strategic partnership with PPD in 2018, and continued our international expansion including the opening of a laboratory in Singapore.

Table of Contents	NEOGENOMICS, INC.
The following table shows clinical revenue, cost of revenue, requisitions received and tests performed for the years ended December 31, 2018 and 2017.  This data excludes tests performed for Pharma customers and tests performed by Path Logic, which was sold on August 1, 2017.  Testing revenue and cost of revenue are presented in thousands below:

	December 31,
	2018	2017 (as adjusted)	% Change
Requisitions received (cases)	439,597	394,520	11.4%
Number of tests performed	749,902	657,394	14.1%
Average number of tests/requisition	1.71	1.67	2.4%

Total clinical genetic testing revenue	$241,873	$209,584	15.4%
Average revenue/requisition	$550	$531	3.6%
Average revenue/test	$323	$319	1.2%

Cost of revenue	$128,296	$117,838	8.9%
Average cost/requisition	$292	$299	(2.3)%
Average cost/test	$171	$179	(4.5)%

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

Average revenue per test increased 1.2%, year-over-year, reflecting the positive impact of our internal reimbursement initiatives, partially offset by changes in Medicare reimbursement and regulation.

Cost of Revenue and Gross Margin
Average cost per test decreased 4.5%, year over year, primarily due to increased automation in our laboratories as well as the benefit of increased economies of scale. In addition, our laboratory teams have been extremely focused on reducing their cost per test across all departments.
Cost of revenue includes payroll and payroll-related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.
Clinical and Pharma Services cost of revenue and gross profit metrics for the periods presented are as follows ($ in thousands):

	For the Years Ended December 31,
	2018	2017 (as adjusted)	% Change
Cost of revenue:
Clinical Services	$128,297	$121,785	5.3%
Pharma Services	21,179	16,510	28.3%
Total Cost of Revenue	$149,476	$138,295	8.1%
Cost of revenue as a % of revenue	54.0%	57.6%

Gross Profit:
Clinical Services	$113,576	$91,313	24.4%
Pharma Services	13,689	10,643	28.6%
Total Gross Profit	$127,265	$101,956	24.8%
Gross Profit Margin	46.0%	42.4%
For 2018, consolidated cost of revenue as a percentage of revenue was 54.0% compared to 57.6%, in 2017, and 2018 gross profit margin was 46.0% compared to 42.4% in 2017. This improvement was partially due to an increase in our revenue per test in 2018 as well as a decrease in our cost per test. This increase was also driven by the divestiture of Path Logic in the third quarter of 2017.

Table of Contents	NEOGENOMICS, INC.
General and Administrative Expenses
General and administrative expenses consist of employee-related costs (salaries, fringe benefits, and stock based compensation expense) for our billing, finance, human resources, information technology and other administrative personnel. We also allocate professional services, facilities expense, IT infrastructure costs, bad debt expense, depreciation, and other administrative-related costs to general and administrative expenses.
Consolidated general and administrative expenses for the periods presented are as follows ($ in thousands):

	For the years ended December 31.
	2018	2017 (as adjusted)	$ Change	% Change
General and administrative	$84,822	$70,359	$14,463	20.6%
General and administrative as a % of revenue	30.7%	29.3%

For fiscal 2018, general and administrative expenses increased $14.5 million, compared to 2017, primarily reflecting increases in payroll and payroll related expenses due to increases in headcounts, depreciation and amortization expense as well as approximately $2.5 million in moving expenses associated with the relocation of our expanded Houston, Texas laboratory, and $2.3 million in transaction fees and integration expenses associated with the acquisition of Genoptix.
Payroll expense for the year ended December 31, 2018 increased by approximately $8.3 million when compared to the same period in 2017, primarily reflecting additional staff hired for support functions related to additional growth.
Depreciation expense for the year ended December 31, 2018 increased by approximately $1.5 million, when compared to the same period in 2017, primarily reflecting increases in capital expenditures over the last three years including capital expenditures associated with the relocation of our expanded Houston, Texas laboratory and continued investment in our laboratory information system.
We expect our general and administrative expenses to increase in order to support our anticipated growth through the addition of personnel and related payroll and stock compensation, increased expenses associated with the expansion and maintenance of our facilities, and continued investment in the maintenance and development of our information systems.  However, we anticipate that general and administrative expenses as a percentage of consolidated revenue will decrease over the coming years as we continue to grow.
Research and Development Expenses
Research and development expenses relate to cost of developing new proprietary and non-proprietary genetic tests, including payroll and payroll-related costs, maintenance of laboratory equipment, laboratory supplies, outside consultants and experts assisting our research and development team.
Consolidated research and development expense for the periods presented are as follows ($ in thousands):

	For the years ended December 31.
	2018	2017 (as adjusted)	$ Change	% Change
Research and development	$3,001	$3,636	$(635)	(17.5)%
Research and development as a % of revenue	1.1%	1.5%

Research and development expenses for the year ended December 31, 2018 decreased $0.6 million, when compared to the same period in 2017. This decrease was largely attributable to reductions in stock based compensation expense, including the impact of our adoption of ASU 2018-07 in the second quarter of 2018.

We anticipate research and development expenditures will increase over time as we continue to invest in innovative projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, marketing, and customer service personnel.  Costs also include various marketing-related costs such as attending trade shows, advertising and maintaining our website.

Table of Contents	NEOGENOMICS, INC.
Consolidated sales and marketing expenses for the periods presented are as follows ($ in thousands):

	For the years ended December 31.
	2018	2017 (as adjusted)	$ Change	% Change
Sales and marketing	$29,402	$24,001	$5,401	22.5%
Sales and marketing as a % of revenue	10.6%	10.0%

Sales and marketing expenses for the year ended December 31, 2018, increased $5.4 million, when compared to the same period in 2017. This increase is primarily attributable to higher commissions due to our increase in revenues as well as the expansion of our sales team and continued investment in marketing. We expect commissions expense will increase over time as the sales representatives continue to generate new business. We expect our sales and marketing expenses over the long term will increase as our test volumes increase.
Net Interest Expense and Other Income
Net interest expense is comprised of interest incurred on our term debt, revolving credit facility and our capital lease obligations, offset by the interest income earned on cash deposits.  Net interest expense for the year ended December 31, 2018, increased $0.7 million compared to the same period in 2017, reflecting changes in interest rates as well as the additional $30 million term loan entered into in the second quarter of 2018. We expect our interest expense to fluctuate based on timing of advances and payments on our revolving credit facility.
Net Income (Loss)
The following table provides the net loss for each period along with the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2018	2017 (as adjusted)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,088	$(10,943)

Basic weighted average common shares outstanding	85,618	79,426
Effect of potentially dilutive securities	5,950	—
Diluted weighted average shares outstanding	91,568	79,426

Basic net income (loss) per common share	$0.07	$(0.14)
Diluted net income (loss) per share	$0.07	$(0.14)

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

Table of Contents	NEOGENOMICS, INC.
Definitions of non-GAAP measures

Non – GAAP EBITDA

We define Non-GAAP “EBITDA” as net income from continuing operations before: (i) interest expense, (ii) tax expense and (iii) depreciation and amortization expense.

Non – GAAP Adjusted EBITDA

We define Non-GAAP “Adjusted EBITDA” as net income from continuing operations before: (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, (iv) non-cash, stock-based compensation and warrant amortization expense, and if applicable in a reporting period (v) transaction expenses related to acquisitions and potential acquisitions, (vi) non-cash impairments of intangible assets (vii) debt financing costs and (viii) other significant non-recurring or non-operating (income) or expenses.

Basis for Non-GAAP Adjustments

Our basis for excluding certain expenses from GAAP financial measures, are outlined below:

•Amortization of intangible assets - The intangible assets that give rise to this amortization expense relate to acquisitions, and the amounts allocated to such intangible assets and the terms of amortization vary by acquisition and type of asset. NeoGenomics excludes these items to provide a consistent basis for comparing operating results across reporting periods, pre- and post-acquisition.
•Deemed dividends on preferred stock - GAAP accounting for the unique structure of the Series A Redeemable Convertible Preferred Stock requires the Company to assume that such preferred stock would be outstanding for its entire ten-year term. In addition, GAAP requires that the escalating preferred dividend rate over time be accelerated for accounting purposes and amortized on a straight-line basis over the ten-year life of the instrument, irrespective of the minimal contractual requirements for "paid in kind" stock dividends in the early years. Since such implied dividends were not paid in cash, and since the Company believed that such preferred stock would have been redeemed within the first three years it was outstanding, before any significant dividends accrued under the contractual terms, the Company believed these non-cash expenses were not meaningful in evaluating the operating performance of the Company and it would have been misleading to not adjust for such expenses across reporting periods.
•Amortization of preferred stock beneficial conversion feature - This non-cash expense is also a direct result of the complex GAAP accounting requirements for our Series A Redeemable Convertible Preferred Stock. The Company believes this expense is not meaningful in evaluating the operating performance of the Company, distorts comparisons across reporting periods, and that it would be misleading to not adjust for such expenses across reporting periods.
•Loss on sale of business – The impact of disposals of assets or businesses have been excluded as these losses represent infrequent transactions that impact the comparability between operating periods. We believe the adjustment of these losses supplements the GAAP information by providing a measure that may be used to assess the sustainability of our operating performance.
•Non-cash, stock-based compensation expenses - Because many of the company's full-time physicians reside in California, state regulations against the corporate practice of medicine require us to retain their professional service corporations rather than hire them as employees. Prior to ASU 2018-07, which we adopted in the second quarter of 2018, GAAP provided that variable stock- based compensation treatment be applied for non-employee service providers. This variable accounting treatment can cause significant fluctuations in quarterly expense based on changes in the Company's stock price from one quarter to the next and result in large positive or negative impacts to total operating expenses. Without adjusting for these non-cash expenses, the Company believed it would have been difficult to compare financial results from core operations across reporting periods on a consistent basis.

Table of Contents	NEOGENOMICS, INC.
•Moving expenses - These expenses include costs associated with the move of our Houston, Texas facility in 2018 and the move of our Irvine, California facility in 2017 as well as restoring these facilities back to their original condition at the end of the lease terms. We are adjusting for these costs in Adjusted EBITDA as the moves were related to the Clarient acquisition and will not be annually recurring. Without adjusting for these expenses, the Company believes it would be difficult to compare financial results from operations across reporting periods on a consistent basis.
•Acquisition and integration expenses - We incurred significant expenses in connection with our recent acquisition of Genoptix related to transaction costs and integration expenses. These expenses include acquisition-related transaction costs, consultants, severance, systems integration and conversion expenses, and other costs related to integration activities. In order to compare across periods on a consistent basis we believe it is appropriate to exclude these expenses.
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
The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the years ending December 31, 2018 and 2017 ($ in thousands):

	For the years ended December 31,
	2018	2017 (as adjusted)
NET INCOME (LOSS) (per GAAP)	$2,640	$(396)

Adjustments to net income (loss):
Interest expense, net	6,230	5,540
Amortization of intangibles	5,928	6,995
Income tax expense (benefit)	1,184	(2,254)
Depreciation of property and equipment	15,804	15,596
EBITDA (non-GAAP)	31,786	25,481

Further Adjustments to EBITDA:
Facility moving expenses and other adjustments	2,486	620
Loss on sale of business	—	1,058
Acquisition and integration related expenses	2,325	—
Non-cash stock-based compensation	6,955	6,441
ADJUSTED EBITDA (non-GAAP)	$43,552	$33,600
Adjusted EBITDA as % of Revenue	15.7%	14.0%

Table of Contents	NEOGENOMICS, INC.
Results of Operations for the year ended December 31, 2017 as compared with the year ended December 31, 2016
The following table presents the condensed consolidated statements of operations as a percentage of revenue:

	For the years ended December 31.
	2017 (as adjusted)	2016 (as adjusted)
NET REVENUE	100.0%	100.0%
Cost of revenue	57.6%	57.7%
GROSS PROFIT	42.4%	42.3%
OPERATING EXPENSES:
General and administrative	29.3%	27.6%
Research and development	1.5%	2.0%
Sales and marketing	10.0%	10.3%
Loss on sale of Path Logic	0.4%	—%
Impairment charges	—%	1.5%
Total operating expenses	41.2%	41.4%
INCOME FROM OPERATIONS	1.2%	0.9%
Interest expense, net	2.3%	4.3%
Net loss before income taxes	(1.1)%	(3.4)%
Income taxes benefit	(0.9)%	(0.7)%
NET LOSS	(0.2)%	(2.7)%
Revenue
Clinical and Pharma Services revenue for the periods presented are as follows ($ in thousands):

	For the Years Ended December 31,
	2017 (as adjusted)	2016 (as adjusted)	% Change
Net revenues:
Clinical Services	$213,097	$210,159	1.4%
Pharma Services	27,154	21,649	25.4%
Total Revenue	$240,251	$231,808	3.6%

Consolidated revenues increased $8.4 million, or 3.6%, year-over-year.  Growth in our Clinical segment year-over-year, was $2.9 million, or 1.4%. Testing volumes also increased in our Clinical segment by approximately 16.7% year-over-year.  The increases in revenue and volume were largely due to strong growth in molecular and histology testing as well as growth in immunohistochemistry tests due to demand for the PD-L1 test as a result of the FDA approving Pembrolizumab (Keytruda) in October 2016 as first-line treatment for PD-L1 positive non-small cell lung cancer.  We also noted accelerated growth in flow cytometry and FISH during the second half of the year. While revenues increased year over year, we believe the impact of Hurricanes Harvey and Irma depressed our revenues by approximately $1.0 million in the third quarter of 2017.
Pharma Services revenue increased approximately $5.5 million, or 25.4%, year-over-year. In addition, our backlog of signed contracts grew from $28.3 million as of December 31, 2016 to $68.7 million as of December 31, 2017.
The following table shows clinical genetic testing revenue, cost of revenue, requisitions received and tests performed for the years ended December 31, 2017 and 2016.  This data excludes tests performed for Pharma Services and tests performed by Path Logic.  Testing revenue and cost of revenue are presented in thousands below:

Table of Contents	NEOGENOMICS, INC.

	December 31,
	2017 (as adjusted)	2016 (as adjusted)	% Change
Requisitions received (cases)	394,520	361,220	9.2%
Number of tests performed	657,394	563,132	16.7%
Average number of tests/requisition	1.67	1.56	7.1%

Total clinical genetic testing revenue	$209,584	$203,213	3.1%
Average revenue/requisition	$531	$563	(5.6)%
Average revenue/test	$319	$361	(11.6)%

Cost of revenue	$117,838	$113,373	3.9%
Average cost/requisition	$299	$314	(4.7)%
Average cost/test	$179	$201	(11.1)%

We continued to realize growth in clinical revenue, which we believe is the direct result of our efforts to innovate by developing and maintaining one of the most comprehensive cancer testing menus in the industry. Our broad test menu enables our sales teams to identify opportunities for increasing revenues from existing clients and allows us to gain market share from competitors. New molecular and immunohistochemistry tests such as Microsatellite Instability, DNA Mismatch Repair (MMR), PD1 and PD-L1 have continued to show solid growth and have increased our volume and revenue growth. We believe the field of immunotherapy will continue to show substantial growth in coming years and our ability to offer multi-modality testing in one laboratory will allow us to capitalize on this increased demand.

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

PathLogic was sold on August 1, 2017 as has been excluded from the above table for comparative purposes. During the seven months of ownership in 2017 NeoGenomics recorded revenue from PathLogic of $3.5 million. During twelve months of ownership in 2016, NeoGenomics recorded revenue from PathLogic of $6.9 million.
Cost of Revenue and Gross Margin
The decreases to our average revenue per test were offset by our higher volumes and 11.1% reduction in cost per test. The cost per test reductions were partially a result of the change in test mix, specifically the higher mix of lower cost histology tests. In addition, we continue to have success in reducing costs in the laboratory as synergies are being realized from the consolidation of our Irvine and Aliso Viejo, California laboratories. Our laboratory teams also made significant progress during 2017 lowering our supplies costs and improving the efficiency of our medical technologists. We have also seen a reduction in send-out costs, as it is unlikely that we would need to send a test to another laboratory, due to our extensive test menu.

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

Table of Contents	NEOGENOMICS, INC.

	For the Years Ended December 31,
	2017 (as adjusted)	2016 (as adjusted)	% Change
Cost of revenue:
Clinical Services	$121,785	$120,437	1.1%
Pharma Services	16,510	13,267	24.4%
Total Cost of Revenue	$138,295	$133,704	3.4%
Cost of revenue as a % of revenue	57.6%	57.7%

Gross Profit:
Clinical Services	$91,313	$89,722	1.8%
Pharma Services	10,643	8,382	27.0%
Total Gross Profit	$101,956	$98,104	3.9%
Gross Profit Margin	42.4%	42.3%
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
Consolidated general and administrative expenses for the periods presented are as follows ($ in thousands):

	For the years ended December 31.
	2017 (as adjusted)	2016 (as adjusted)	$ Change	% Change
General and administrative	$70,359	$63,926	$6,433	10.1%
General and administrative as a % of revenue	29.3%	27.6%
For fiscal 2017, general and administrative expenses increased $6.4 million, compared to 2016, primarily reflecting increases in bad debt, professional fees, and personnel fees including stock based compensation, and depreciation and amortization expense.
Professional fees for the year ended December 31, 2017 increased by approximately $2.4 million, when compared to the same period in 2016, primarily due to fees in 2017 related to the Pharma Services facility in Rolle, Switzerland, and an increase in legal accruals related to a lawsuit brought against Clarient.
Depreciation and amortization expenses for the year ended December 31, 2017 increased by approximately $1.9 million, when compared to the same period in 2016, primarily reflecting increases in capital expenditures over the last two years.
Payroll expenses for the year ended December 31, 2017 increased by approximately $1.5 million when compared to the same period in 2016, primarily reflecting additional staff hired for certain functions such as billing, IT and accounts payable.
Research and Development Expenses
Consolidated research and development expenses for the periods presented are as follows ($ in thousands):

	For the years ended December 31.
	2017 (as adjusted)	2016 (as adjusted)	$ Change	% Change
Research and development	$3,636	$4,649	$(1,013)	(21.8)%
Research and development as a % of revenue	1.5%	2.0%

Research and development expenses for the year ended December 31, 2017 decreased $1.0 million, when compared to the same period in 2016, primarily reflecting a decrease in contract labor and amortization expense, partially offset by an increase in payroll and payroll-related costs. The decrease in amortization expense reflected Health Discovery Corporation license agreements, which were being amortized as intangible assets in 2016 but were fully impaired in the fourth quarter of 2016.

Table of Contents	NEOGENOMICS, INC.
Sales and Marketing
Consolidated sales and marketing expenses for the periods presented are as follows ($ in thousands):

	For the years ended December 31.
	2017 (as adjusted)	2016 (as adjusted)	$ Change	% Change
Sales and marketing	$24,001	$23,910	$91	0.4%
Sales and marketing as a % of revenue	10.0%	10.3%

For 2017, sales and marketing expenses as a percentage of revenue improved by 32 basis points compared to 2016, primarily reflecting leverage of our sales team on increased volumes and revenue in 2017. The $0.1 million increase in sales and marketing expenses primarily reflects higher commissions in line with increased revenue. In addition, we increased our investment in marketing-related activities in 2017, including trade shows and online marketing.
Net interest Expense and Other Income
Net interest expense is comprised of interest incurred on our Term Loan Facility, Revolving Facility and our capital lease obligations, offset by the interest income we earn on cash deposits. Net interest expense decreased $4.5 million for the year ended December 31, 2017 compared to the same period in 2016, primarily reflecting the significantly lower borrowing rate on the Credit Agreement entered into in December of 2016. In addition, we entered into a swap agreement to hedge a significant portion of the interest on our term loan; however, part of that loan is not hedged, nor is our Revolving Facility and they will continue to fluctuate as the LIBOR rates change.
Net Loss
The following table provides the net loss for each period along with the computation of basic and diluted net loss per share for the year ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	For the years ended December 31,
	2017 (as adjusted)	2016 (as adjusted)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,943)	$(30,816)

Basic weighted average common shares outstanding	79,426	77,542
Effect of potentially dilutive securities	—	—
Diluted weighted average shares outstanding	79,426	77,542

Basic net loss per common share	$(0.14)	$(0.40)
Diluted net loss per common share	$(0.14)	$(0.40)
The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the years ending December 31, 2017 and 2016 ($ in thousands):

Table of Contents	NEOGENOMICS, INC.

	For the years ended December 31,
	2017 (as adjusted)	2016 (as adjusted)
NET LOSS (GAAP)	$(396)	$(6,142)
Adjustments to Net Loss:
Interest expense, net	5,540	9,998
Amortization of intangibles	6,995	7,272
Income taxes (benefit)	(2,254)	(1,701)
Depreciation of property and equipment	15,596	15,937
EBITDA (non-GAAP)	25,481	25,364

Further Adjustments to EBITDA:
Facility moving expenses and other adjustments	620	3,471
Loss on sale of business	1,058	—
Non-cash stock-based compensation	6,441	5,438
ADJUSTED EBITDA (non-GAAP)	$33,600	$34,273
Adjusted EBITDA as a % of revenue	14.0%	14.8%

Liquidity and Capital Resources
The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016 as well as the period ending cash and cash equivalents and working capital (in thousands).

	For the years ended December 31,
	2018	2017 (as adjusted)	2016 (as adjusted)
Net cash provided by (used in):
Operating activities	$44,786	$18,037	$21,477
Investing activities	(139,687)	(13,690)	(6,501)
Financing activities	91,959	(4,095)	(25,871)
Effects of foreign exchange rate changes on cash and cash equivalents	(68)	44	—
Net increase (decrease) in cash and cash equivalents	(3,010)	296	(10,895)
Cash and cash equivalents, beginning of period	12,821	12,525	23,420
Cash and cash equivalents, end of period	$9,811	$12,821	$12,525
Working Capital (1), end of period	$42,743	$49,404	$39,609
(1) Defined as current assets less current liabilities.

Cash Flows from Operating Activities
During the year ended December 31, 2018, cash flows from operating activities were $44.8 million, a $26.7 million increase compared to 2017. The increase was primarily due to an increase and accounts payable and other accrued expenses of $12.9 million. Our increase in accounts payable and accrued expenses primarily reflects higher payroll and payroll-related expenses and increased accrued expenses associated with higher test volumes and strategic initiatives. The change in cash flows from operations is also due to our net income for the period ending December 31, 2018 compared to our net loss for the period ended December 31, 2017.
During the year ended December 31, 2017, cash flows from operating activities were $18.0 million, a $3.4 million decrease compared to 2016. The decrease primarily reflects an increase in working capital of $9.8 million. The increase in working capital primarily reflects an increase in our accounts receivable and a decrease in accounts payable, partially offset by increases in accrued expenses. The change in cash flows from operations is also due to lower net loss for the period ending December 31, 2017 compared to our net loss for 2016.

Table of Contents	NEOGENOMICS, INC.
Cash Flows from Investing Activities
During the year ended December 31, 2018, cash used in investing activities increased by $126.0 million compared to the same period in 2017. This increase was primarily related to the cash consideration of approximately $125.4 million related to the acquisition of Genoptix in December of 2018.
During the year ended December 31, 2017, cash used in investing activities increased by $7.2 million compared to the same period in 2016. This increase was due to equipment purchases and building improvements, which were necessary to support our continued growth and efficiency. Specifically, we remodeled and upgraded our laboratory facilities in Aliso Viejo, California, expanded our Houston, Texas facility, opened our Rolle, Switzerland laboratory, invested in additional laboratory equipment to accommodate our growth and updated existing equipment that was acquired with the purchase of Clarient. These investments were made to help increase our capacity to handle future growth. We also invested in a new trade show booth as well as upgrades to our IT security environment and our next generation Laboratory Information System (LIS).
Cash Flows from Financing Activities
During the year ended December 31, 2018, cash flows provided by financing activities increased by approximately $96.1 million compared to the same period in 2017. Cash provided by financing activities at December 31, 2018 consisted primarily of net cash proceeds of $135.1 million from the equity offering completed in August 2018, partially offset by $50.1 million paid to redeem 6.9 million shares of Series A Redeemable Convertible Preferred Stock in June 2018. Cash flows from financing activities also included an increase in the term loan of $30.0 million, which was partially offset by a $20.4 million repayment on the Revolving Facility.

During the year ended December 31, 2017, cash flows from financing activities decreased by approximately $21.8 million compared to the same period in 2016.  Cash flows from financing activities for 2017 included $5.0 million in advances on our revolving credit facility, partially offset by a $2.5 million repayment on our revolving credit facility as well as a $3.8 million in repayment on our term loan. In 2016, $55.0 million was paid to redeem a portion of our Series A Redeemable Convertible Preferred Stock offset by $20.0 million and $12.9 million in proceeds received on our Term Loan and Revolving Credit Facilities, respectively. The 2016 revolving credit facility was originally used to finance the acquisition of Clarient.

Credit Facility
We entered into a Credit Agreement in December 2016, which was subsequently amended in June 2018 to include additional loan capacity. In order to reduce our exposure to interest rate fluctuations on this floating rate debt obligation, we entered into interest rate swap agreements. For more information on these hedging instruments, see Note H to Consolidated Financial Statements herein. The interest rate swap agreement effectively converts a portion of our floating rate debt to a fixed obligation, thus reducing the impact of interest rate changes on future interest expense. We believe this strategy will enhance our ability to manage cash flow within our Company.
Liquidity Outlook
We had approximately $9.8 million in cash and cash equivalents as of December 31, 2018.  In addition, we have a Revolving Facility which provides for up to $75 million in borrowing capacity of which $5 million is outstanding at December 31, 2018. Based on our level of Adjusted EBITDA and the balance drawn, approximately $60.9 million was available.  We believe that the cash on hand, available credit lines and positive cash flows generated from operations will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months from the issuance of these financial statements.
Related Party Transactions
See Note N to our consolidated financial statements for a description of our related party transactions.

Table of Contents	NEOGENOMICS, INC.
Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2018 ($ in thousands):

	Total	2019	2020 to 2021	2022 to 2023	After 2023
Purchase obligations	$550	$220	$330	$—	$—
Capital lease obligations	12,150	6,706	5,444	—	—
Operating lease obligations	9,671	5,247	3,880	544	—
Principal payments on long term debt (1)	101,750	7,873	93,877	—	—
Interest on swap agreement (2)	5,563	1,391	4,172	—	—
Interest on Term Loan Facility (3)	13,622	5,063	8,559	—	—
Interest on Revolving Facility (4)	814	286	528	—	—
Total contractual obligations	$144,120	$26,786	$116,790	$544	$—

1.Amounts represent required principal debt payments on our Term Loan Facility and Revolving Facility.  For a full description of the terms of our indebtedness and the related debt service requirements, see Note G.
2.Amounts represent fixed interest owed on the swap agreement. For further details of the swap agreement, see Note H.
3.Amounts represent interest payments due on the Term Loan Facility assuming principal payments are made as specified in the loan agreement and estimated interest rates based on the rates in effect at December 31, 2018.
4.Amounts represent interest payments due on the Revolving Facility based on the December 31, 2018 principal balance and estimated interest rates based on the interest rates in effect at December 31, 2018.
Capital Expenditures
We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ended December 31, 2019 will be in the range of $16 million to $20 million. We have funded and plan to continue funding these capital expenditures with capital lease financing arrangements, cash, and through bank loan facilities, if necessary.
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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging. This standard refines hedge accounting to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amended guidance also expands items eligible for hedge accounting and simplifies the hedge effectiveness testing. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The Company early adopted this standard on April 1, 2018 and applied this guidance to the cash flow hedge entered into in June 2018. See Note H. The adoption of ASU 2017-12 did not have a material effect on its consolidated financial statements.

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

Table of Contents	NEOGENOMICS, INC.
The new standard impacts each of our two reportable segments differently due to the transactional nature of the Clinical Services segment versus the generally long-term nature of our Pharma Services contracts. The specific effect on our reportable segments is explained below:

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

Pharma Services Revenue
The adoption of ASC 606 also resulted in changes to the timing of revenue recognition related to Pharma Services contracts as certain individual deliverables such as study setup fees, for which revenue was previously recognized in the period when the deliverables were completed and invoiced, will be recognized over the remaining performance period under the new standard. Additionally, certain costs to obtain contracts, primarily for sales commissions, are capitalized when incurred and are amortized over the term of the contract. Under ASC 606, the Company is required to make estimates of the total transaction price per contract, including estimates of variable consideration and the number of performance obligations, and recognize the estimated amount as revenue as it transfers control of the product or performance obligations to its customers. The estimation of total transaction price, number of performance obligations, variable consideration and the application of the related constraint, was not required under previous GAAP and requires the use of significant management judgment and estimates. The Company elected certain practical expedients as allowed under the standard including the following: contracts that began and ended within the same annual reporting period were not restated; contracts with variable consideration were estimated using the transaction price at the date the contract was completed; contract modifications that occurred prior to the earliest reporting period have not been retrospectively restated but have rather been reflected as an aggregate adjustment in the earliest reporting period. The cumulative effect of this standard did not result in a material change to our Pharma Services revenue.

 ASC 606 Adoption Impact to Previously Reported Results

We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606.

Select condensed consolidated balance sheet line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	12/31/2017
	As Reported	Impact of Adoption	As Adjusted
Prepaids and other current assets	$4,241	$912	$5,153
Other assets	689	202	891
Total Assets	$343,340	$1,114	$344,454

Pharma contract liability	$—	$1,406	$1,406
Long-term pharma contract liability	—	283	283
Deferred income tax liability, net	6,307	381	6,688
Stockholders' Equity	172,918	(956)	171,962
Total Liabilities and Stockholders' Equity	$343,340	$1,114	$344,454

Table of Contents	NEOGENOMICS, INC.
Select condensed consolidated statement of operations line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	For the Twelve Months Ended December 31, 2017
	As Reported	Impact of Adoption	As Adjusted
Net Revenue
Clinical Services	$231,748	$(18,651)	$213,097
Pharma Services	26,863	291	27,154
Total Revenue	258,611	(18,360)	240,251
Gross Margin	120,316	(18,360)	101,956

Total operating expenses	117,992	(18,938)	99,054
Income from Operations	2,324	578	2,902
Interest expense	5,540	—	5,540
Other expense	265	(253)	12
Income tax (benefit)	(2,635)	381	(2,254)
Net Loss	$(846)	$450	$(396)

	For the Twelve Months Ended December 31, 2016
	As Reported	Impact of Adoption	As Adjusted
Net Revenue
Clinical Services	$222,015	$(11,856)	$210,159
Pharma Services	22,068	(419)	21,649
Total Revenue	244,083	(12,275)	231,808
Gross Profit (Loss)	110,379	(12,275)	98,104

Total operating expenses	107,805	(11,856)	95,949
Income from Operations	2,574	(419)	2,155
Interest expense	9,998	—	9,998
Other expense	—	—	—
Income tax (benefit) expense	(1,701)	$—	(1,701)
Net Income (Loss)	$(5,723)	$(419)	(6,142)

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

Table of Contents	NEOGENOMICS, INC.
2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have an impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This standard was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including for operating leases, on the balance sheet and disclosing key information about leasing arrangements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted this standard on January 1, 2019 using a modified transition approach under which a cumulative-effect adjustment to retained earnings will be recognized on the date of adoption.

The Company has implemented an information system and changed business processes in order to accumulate the appropriate data and calculate and record right-of-use assets, lease liabilities and the related expense. We do not currently expect that the adoption will have a material impact on our results of operations; however, based on our portfolio of operating leases, we expect to recognize approximately $8 - $10 million of right-of-use assets and corresponding lease liabilities on our consolidated balance sheet upon adoption.
Off Balance Sheet Arrangements
We do not use special purpose entities or other off-balance sheet financing techniques that we believe have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.
Effects of Inflation
We do not believe that inflation has had a material impact on our business, revenues, or operating results during the periods presented.

Table of Contents	NEOGENOMICS, INC.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. We are exposed to market risks, including changes in interest rates and changes in foreign currency exchange rates.

Interest Rate Risk
The Company is exposed to market risk associated with changes in the LIBOR interest rate.  The Company regularly evaluates its exposure to such changes and may elect to minimize this risk through the use of interest rate swap agreements.  During the fourth quarter of 2016, the Company entered into a Credit Agreement which provides for a $75.0 million Term Loan Facility as well as a $75.0 million Revolving Credit Facility. During the second quarter of 2018, the Credit Agreement was amended providing for an additional term loan of $30.0 million. Borrowings under these facilities bear interest at a variable rate based on one-month LIBOR plus a margin. In December of 2016 and June of 2018, the Company entered into interest rate swap agreements to reduce our exposure to interest rate fluctuations on our variable rate debt obligations. These agreements have a notional amount of $50.0 million and $20.0 million, respectively.  As of December 31, 2018, the Company had approximately $31.8 million of unhedged variable rate debt under the senior secured credit facility. For further details regarding our significant accounting policies relating to derivative instruments and hedging activities, see Note B to our Consolidated Financial Statements included in this Annual Report.

Each quarter-point increase or decrease in the one-month LIBOR rate would result in a change in the Company's interest expense by approximately $0.1 million per year based on the unhedged debt outstanding at December 31, 2018.

Foreign Currency Exchange Risk
We have expanded our business into Europe and in 2018 further expanded by opening a laboratory in Singapore. Our international revenues and expenses denominated in foreign currencies (primarily Swiss Francs), expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar.  We do not hedge foreign currency exchange risks and do not currently feel that these risks are significant.

Table of Contents	NEOGENOMICS, INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	NEOGENOMICS, INC.
Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of NeoGenomics, Inc.
Fort Myers, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NeoGenomics, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Genesis Acquisition Holdings Corp., acquired during 2018, which is described in Note E of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Table of Contents	NEOGENOMICS, INC.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Crowe LLP

We have served as the Company's auditor since 2014.

Indianapolis, Indiana
February 26, 2019

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2018	2017 (as adjusted)
ASSETS
Current assets
Cash and cash equivalents	$9,811	$12,821
Accounts receivable	76,919	60,427
Inventories	8,650	7,474
Prepaid assets	7,727	4,152
Other current assets	561	1,001
Total current assets	103,668	85,875
Property and equipment (net of accumulated depreciation of $50,127 and $40,530, respectively)	60,888	36,504
Intangible assets, net	140,029	74,165
Goodwill	197,892	147,019
Other assets	2,538	891
Total assets	$505,015	$344,454
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,779	$10,450
Accrued compensation	19,062	9,482
Accrued expenses and other liabilities	8,986	6,144
Short-term portion of car loans	—	49
Short-term portion of capital leases	6,298	5,190
Short-term portion of term loan	7,873	3,750
Pharma contract liability	927	1,406
Total current liabilities	60,925	36,471
Long-term liabilities
Long-term portion of car loans	—	20
Long-term portion of capital leases	5,250	5,283
Long-term portion of term loan, net	87,880	66,616
Revolving credit facility, net	5,000	24,516
Other long-term liabilities	3,060	283
Deferred income tax liability, net	22,457	6,688
Total long-term liabilities	123,647	103,406
Total liabilities	184,572	139,877
Commitments and contingencies - see Note M
Redeemable convertible preferred stock:
Series A Redeemable Convertible Preferred Stock, $0.001 par value, (50,000,000 shares authorized; and 0 and 6,864,000 shares issued and outstanding, respectively)	—	32,615
Stockholders' equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 94,465,440 and 80,462,574 shares issued and outstanding, respectively)	94	80
Additional paid-in capital	372,186	230,030
Accumulated other comprehensive income	(579)	274
Accumulated deficit	(51,258)	(58,422)
Total stockholders’ equity	320,443	171,962
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$505,015	$344,454
See notes to consolidated financial statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the years ended December 31,
	2018	2017 (as adjusted)	2016 (as adjusted)
NET REVENUE
Clinical Services	$241,873	$213,097	$210,159
Pharma Services	34,868	27,154	21,649
Total Revenue	276,741	240,251	231,808

Cost of revenue	149,476	138,295	133,704
GROSS MARGIN	127,265	101,956	98,104
Operating expenses:
General and administrative	84,822	70,359	63,926
Research and development	3,001	3,636	4,649
Sales and marketing	29,402	24,001	23,910
Loss on sale of Path Logic	—	1,058	—
Impairment charges	—	—	3,464
Total operating expenses	117,225	99,054	95,949
INCOME FROM OPERATIONS	10,040	2,902	2,155
Interest expense and debt termination fees, net	6,230	5,540	9,998
Other expense (income)	(14)	12	—
Income (loss) before taxes	3,824	(2,650)	(7,843)
Income tax expense (benefit)	1,184	(2,254)	(1,701)
NET INCOME (LOSS)	2,640	(396)	(6,142)
Deemed dividends on preferred stock	10,198	3,645	18,011
Amortization of preferred stock beneficial conversion feature	(4,571)	6,902	6,663
Gain on redemption of preferred stock	(9,075)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,088	$(10,943)	$(30,816)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$0.07	$(0.14)	$(0.40)
Diluted	$0.07	$(0.14)	$(0.40)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	85,618	79,426	77,542
Diluted	91,568	79,426	77,542
See notes to consolidated financial statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the years ended December 31,
	2018	2017 (as adjusted)	2016 (as adjusted)
NET INCOME (LOSS)	$2,640	$(396)	$(6,142)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments	(68)	44	—
Gain (loss) on effective cash flow hedge	(785)	230	—
Total other comprehensive income (loss), net of tax	(853)	274	—

COMPREHENSIVE INCOME (LOSS)	$1,787	$(122)	$(6,142)
See notes to consolidated financial statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
BALANCE, December 31, 2015, as adjusted	14,666,667	$28,602	75,820,307	$76	$231,497	$—	$(23,051)	$208,522
Common stock issuance ESPP plan	—	—	98,672	—	736	—	—	736
Redemption of Series A Preferred Stock	(8,066,667)	(55,000)	—	—	—	—	—	—
Stock issuance fees and expenses	—	—	—	—	(267)	—	—	(267)
Issuance of restricted stock	—	—	43,332	—	—	—	—	—
Issuance of stock for warrant exercise	—	—	165,375	—	—	—	—	—
Issuance of common stock for stock options	—	—	2,443,472	3	3,296	—	—	3,299
Beneficial conversion feature reversal	—	24,596	—	—	(24,596)	—	—	(24,596)
Deemed dividends on preferred stock	—	18,011	—	—	—	—	(18,011)	(18,011)
Change in beneficial conversion feature	—	6,663	—	—	—	—	(6,663)	(6,663)
Stock compensation expense - warrants	—	—	—	—	460	—	—	460
Stock compensation expense - options and restricted stock	—	—	—	—	4,978	—	—	4,978
Net loss	—	—	—	—	—	—	(6,142)	(6,142)
BALANCE, December 31, 2016, as adjusted	6,600,000	$22,873	78,571,158	$79	$216,104	$—	$(53,867)	$162,316
Common stock issuance ESPP plan	—	—	108,599	—	844	—	—	844
Issuance of Series A Preferred Stock	264,000	—	—	—	—	—	—	—
Stock issuance fees and expenses	—	—	—	—	(218)	—	—	(218)
Foreign currency translation adjustments	—	—	—	—	—	44	—	44
Gain on effective cash flow hedge	—	—	—	—	—	230	—	230
Issuance of restricted stock	—	—	822,711	1	4,094	—	—	4,095
Issuance of stock for warrant exercise	—	—	364,600	—	—	—	—	—
Issuance of common stock for stock options	—	—	595,506	—	1,960	—	—	1,960
Deemed dividends on preferred stock	—	3,645	—	—	—	—	(3,645)	(3,645)
Amortization of beneficial conversion feature	—	6,097	—	—	805	—	(6,902)	(6,097)
ESPP expense	—	—	—	—	96	—	—	96
Adjustment for impact of accounting standard	—	—	—	—	—	—	6,388	6,388
Stock comp. exp. - options and restricted stock	—	—	—	—	6,345	—	—	6,345
Net loss	—	—	—	—	—	—	(396)	(396)
December 31, 2017, as adjusted	6,864,000	32,615	80,462,574	80	230,030	274	(58,422)	171,962
Common stock issuance ESPP plan	—	—	117,146	—	1,050	—	—	1,050
Redemption of Series A Preferred Stock	(6,864,000)	(50,096)	—	—	—	—	—	—
Stock issuance fees and expenses	—	—	—	—	(354)	—	—	(354)
Foreign currency translation adjustments	—	—	—	—	—	(68)	(54)	(122)
Loss on effective cash flow hedge	—	—	—	—	—	(785)	—	(785)
Issuance of common stock - Acquisition	—	—	999,994	1	13,242	—	—	13,243
Issuance of common stock - Public Offering	—	—	11,270,000	11	135,060	—	—	135,071
Issuance of restricted stock	—	—	62,182	—	(297)	—	—	(297)
Issuance of common stock for stock options	—	—	1,553,544	2	8,596	—	—	8,598
Deemed dividends on preferred stock	—	10,198	—	—	—	—	(10,198)	(10,198)
Amortization of beneficial conversion feature	—	(1,792)	—	—	(20,929)	—	4,571	(16,358)
Gain on redemption of preferred stock	—	9,075	—	—	—	—	9,075	9,075
ESPP Expense	—	—	—	—	243	—	—	243
Stock comp. exp.- options and restricted stock	—	—	—	—	6,640	—	—	6,640
Adjustment for impact of accounting standard	—	—	—	—	(1,095)	—	1,130	35
Net income	—	—	—	—	—	—	2,640	2,640
BALANCE, December 31, 2018	—	$—	94,465,440	$94	$372,186	$(579)	$(51,258)	$320,443
See notes to consolidated financial statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2018	2017 (as adjusted)	2016 (as adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$2,640	$(396)	$(6,142)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of business acquisition:
Depreciation	15,804	15,596	15,937
Impairment/loss on sale of assets	404	253	3,464
Loss on sale of business	—	1,058	—
Amortization of intangibles	5,928	6,995	7,272
Loss on extinguishment of debt	—	—	1,099
Amortization of debt issue costs	542	440	3,497
Stock based compensation	6,955	6,441	5,438
Changes in assets and liabilities, net of business acquisition:
(Increase) decrease in accounts receivable, net of write-offs	209	(5,594)	(6,569)
(Increase) decrease in inventories	734	(1,423)	(1,145)
(Increase) decrease in other assets	96	(29)	(44)
(Increase) decrease in other current assets	(1,448)	(446)	165
Increase (decrease) in accounts payable and other liabilities	12,922	(4,858)	(1,495)
Net cash provided by operating activities	44,786	18,037	21,477
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	(125,377)	—	1,035
Purchases of property and equipment	(14,310)	(13,690)	(7,536)
Net cash used in investing activities	(139,687)	(13,690)	(6,501)
CASH FLOWS FROM FINANCING ACTIVITIES
(Payments) advances from revolving credit facility, net	(20,400)	2,496	12,856
Repayment of capital lease obligations	(6,563)	(5,424)	(5,293)
Proceeds from term loan	30,000	—	75,000
Redemption of preferred stock	(50,096)	—	(55,000)
Repayment of term loan	(4,500)	(3,753)	(55,000)
Payments of debt issue costs	(576)	—	(2,202)
Issuance of common stock, net	144,094	2,586	3,768
Net cash (used in) provided by financing activities	91,959	(4,095)	(25,871)
Effects of foreign exchange rate changes on cash and cash equivalents	(68)	44	—
Net increase (decrease) in cash and cash equivalents	(3,010)	296	(10,895)
Cash and cash equivalent, beginning of year	12,821	12,525	23,420
Cash and cash equivalents, end of year	$9,811	$12,821	$12,525
Supplemental disclosure of cash flow information:
Interest paid	$6,511	$5,155	$5,423
Income taxes paid (refunded), net	(31)	284	290
Supplemental disclosure of non-cash investing and financing information:
Equipment acquired under capital lease/loan obligations	7,569	5,728	6,057
Purchases of property and equipment included in accounts payable	660	495	2,423
Fair value of common stock issued to fund acquisition	13,243	—	—
Fair value of restricted stock issued to fund purchase of customer list	—	4,095	—
See notes to consolidated financial statements.

Table of Contents	NEOGENOMICS, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Note A – Nature of Business and Basis of Presentation
NeoGenomics, Inc., a Nevada corporation (the “Parent”, “Company”, or “NeoGenomics”), and its subsidiaries operates as a certified high complexity clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories as well as providing clinical trial services to pharmaceutical firms.

The accompanying consolidated financial statements include the accounts of the Parent, all subsidiaries, and the accounts of any variable interest entities where the Company has determined it is the primary beneficiary. All significant intercompany accounts and balances have been eliminated in consolidation.
Segment Reporting
The Company reports its activities in two operating segments; the Clinical Services segment and the Pharma Services segment.  These reportable segments deliver testing services to hospitals, pathologists, oncologists, clinicians, pharmaceutical firms and researchers and represent 100% of the Company’s consolidated assets, net revenues and net income for each of the three years ended December 31, 2018, 2017 and 2016, respectively.  For further financial information about these segments, see Note R.
Reclassifications
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. In addition, the Company adopted the new revenue recognition accounting standard on a full retrospective basis, which requires the Company to restate certain previously reported results. For further details regarding the impact of these new accounting standards see Note B.

Note B – Summary of Significant Accounting Policies
Use of Estimates
The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these consolidated financial statements include, but are not limited to those related to revenues, accounts receivable and related allowances, contingencies, useful lives and recovery of long-term assets and intangible assets, income taxes and valuation allowances, stock-based compensation and impairment analysis of goodwill. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.
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
Pharma Services
The Company’s Pharma Services segment generally enters into contracts with pharmaceutical and biotech customers as well as other Clinical Research Organizations (“CROs”) to provide research and clinical trial services ranging in duration from one month to several years. The Company records revenue on a unit-of-service basis based on number of units completed and the

Table of Contents	NEOGENOMICS, INC.
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
Amounts collected in advance of services being provided are deferred as contract liabilities. The associated revenue is recognized and the contract liability is reduced as the contracted services are subsequently performed. Contract assets are established for revenue that has been recognized but not yet billed. These contract assets are reduced once the customer is invoiced and a corresponding account receivable is recorded. Additionally, certain costs to obtain contracts, primarily for sales commissions, are capitalized when incurred and are amortized over the term of the contract. Amounts capitalized for contracts with an initial contract term of twelve months or less are classified as current assets and all others are classified as non-current assets. Contract assets are included in other assets on the consolidated balance sheet.

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
Shipping Costs
The Company has a significant expense related to shipping specimens to our facilities for testing, including costs incurred for contract couriers, commercial airline flights and charges from FedEx charges. We also incur expenses returning samples and slides to our clients.  We had approximately $9.8 million, $10.8 million and $10.3 million in outsourced shipping expenses for the years ended December 31, 2018, 2017 and 2016, respectively. These costs were expensed as fulfillment costs and included in our cost of revenue.
Advertising Costs
Advertising costs are expensed at the time they are incurred and are not material for the years ended December 31, 2018, 2017 and 2016.
Research and Development
Research and development (“R&D”) costs are expensed as incurred. R&D expenses consist of payroll, employee benefits, equity compensation, inventory, and payment for samples to complete validation studies. These expenses are primarily incurred to develop new genetic tests.
Accounts Receivable
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
For Pharma Services, the Company negotiates billing schedules and payment terms on a contract-by-contract basis which often includes payments based on certain milestones being achieved. Receivables are generally reported over time based on the number of units completed, which aligns with the progress of the Company towards fulfilling its obligations under the contract.

Table of Contents	NEOGENOMICS, INC.
Foreign Currency

In 2018, due to a change in strategy regarding the negotiation of contracts, the Company changed the functional currency for our subsidiaries outside of the U.S. from the applicable local currency to U.S. dollars.  Prior to the change, we translated the financial statements of the subsidiary into U.S. dollars using average monthly exchange rates.  Translation gains and losses were recorded in accumulated other comprehensive income (“AOCI”) as a component of stockholders' equity.
Statements of Cash Flows
For purposes of the consolidated statements of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, including our revolving credit facility are considered reasonable estimates of their respective fair values due to their short-term nature. The Company maintains its cash and cash equivalents with financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2018, its concentration of credit risk related to cash and cash equivalents was not significant. The carrying value of the Company’s long-term capital lease obligations and term debt approximates its fair value based on the current market conditions for similar instruments.  In December of 2016 and June of 2018, the Company entered into interest rate swap agreements. See Derivative Instruments and Hedging Activities below for additional discussion.
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
Inventories
Inventories, which consist principally of testing supplies, are valued at lower of cost or net realizable value, using the first-in, first-out method (FIFO).
Other Current Assets
As of December 31, 2018, 2017 and 2016, other current assets consist primarily of pharma contract assets and capitalized commissions.
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements and property and equipment under capital leases are amortized over the shorter of the related lease terms or their estimated useful lives. Costs incurred in connection with the development of internal-use software are capitalized in accordance with the accounting standard for internal-use software, and are amortized over the expected useful life of the software, generally 2-5 years.  We perform a fair value assessment on property and equipment acquired in a business combination and record the fair value as the cost basis for those assets.
The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. Upon retirement or sale, the cost of the assets disposed of and the

Table of Contents	NEOGENOMICS, INC.
related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income (loss) from operations. Repairs and maintenance costs are expensed as incurred.
Intangible Assets
Intangible assets with determinable useful lives are recorded at fair value or cost, less accumulated amortization. Each intangible asset is amortized over its estimated service period using the straight-line method. We periodically review the estimated pattern in which the economic benefits will be consumed and adjust the amortization period and pattern to match our estimate. Intangible assets with indefinite useful lives are recorded at fair value or cost and not amortized but tested annually for impairment.
At December 31, 2018, the Company’s intangible assets were related to customer relationships, trade names and trademarks acquired through acquisitions, as well as customer relationships and a non-compete agreement related to the purchase of a customer list.
Goodwill
The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management performs a quantitative goodwill impairment test. The quantitative analysis is performed by s comparing the fair value of the reporting unit to its carrying value. If the carrying value is greater than our estimate of fair value, an impairment loss will be recognized for the amount in which the carrying amount exceeds the reporting units fair value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. The Company’s evaluation of goodwill completed during the fourth quarter resulted in no impairment losses.

Recoverability and Impairment of Long-Lived Assets
The Company reviews the recoverability of its long-lived assets (including definite-lived intangible assets) if events or changes in circumstances indicate the assets may be impaired. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.  No impairment losses were recognized in the years ended December 31, 2018 or 2017.  The Company recognized approximately $3.5 million in impairment losses for the year ended December 31, 2016.  See Note Q for further details.
The Company performs an impairment test for its indefinite-lived intangible assets on an annual basis by reviewing the book value of the asset compared to the fair value. We did not perform an impairment analysis for the year ended December 31, 2018 as the indefinite-lived asset was acquired in December of 2018 and the book value was determined to approximate fair value due to the date acquired.
Debt Issuance Costs
We record debt issuance costs related to our term debt as direct deductions from the carrying amount of the debt.  The costs are amortized to interest expense over the life of the debt using the effective interest method.  Debt issuance costs relating to line of credit arrangements will be recorded as assets and amortized over the term of the credit arrangement regardless of whether any outstanding borrowing exists.
Derivative Instruments and Hedging Activities
The Company uses derivative instruments to manage risks related to interest expense.  We account for derivatives in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 815, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability and measured at fair value.  Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. For further information on derivative instruments and hedging activities, see Note H.

Table of Contents	NEOGENOMICS, INC.
Series A Redeemable Convertible Preferred Stock
The Company classified its Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) as temporary equity on the consolidated balance sheet due to certain deemed liquidation events that were outside the Company’s control. We evaluated our Series A Preferred Stock upon issuance in order to determine classification as to permanent or temporary equity and whether or not the instrument contains an embedded derivative that requires bifurcation. This analysis followed the whole instrument approach which compares an individual feature against the entire instrument which includes that feature. This analysis was based on a consideration of the economic characteristics and risk of the Series A Preferred Stock.
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
Beneficial Conversion Feature
The issuance of the Company's Series A Preferred Stock generated a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. We recognized this beneficial conversion feature by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Series A Preferred Stock. NeoGenomics accreted the discount from the date of issuance through the earliest conversion date, which was three years.  Accretion expense was recognized as dividend equivalents. On June 25, 2018, the Company redeemed the remaining outstanding Preferred Stock. For further information on the redemption, see Note I.
Income Taxes
We compute income taxes in accordance with ASC Topic 740, Income Taxes, under which deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods and lives for property and equipment and recognition of bad debts and various other expenses that have been allowed for or accrued for financial statement purposes but are not currently deductible for income tax purposes.
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

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements. During the year ended December 31, 2018 we had an insignificant amount on our balance sheet related to uncertain tax positions including a provision for interest and penalties related to such positions. During the

Table of Contents	NEOGENOMICS, INC.
years ended December 31, 2017 and 2016, we do not believe we had any significant uncertain tax positions, nor did we have any provision for interest or penalties related to such positions. We do not expect a significant change in our uncertain tax positions in the next 12 months.

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
Dividend Yield: Because we have never paid a dividend and do not expect to begin doing so in the foreseeable future, we have assumed no dividend yield in valuing our stock-based awards.
Tax Effects of Stock-Based Compensation
We will only recognize a tax benefit from windfall tax deductions for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. Excess tax benefits and tax deficiencies for share-based payment awards are recorded within income tax expense in the consolidated statement of income (loss), rather than directly to additional paid-in capital.
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

Table of Contents	NEOGENOMICS, INC.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging. This standard refines hedge accounting to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amended guidance also expands items eligible for hedge accounting and simplifies the hedge effectiveness testing. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The Company early adopted this standard on April 1, 2018 and applied this guidance to the cash flow hedge entered into in June 2018, see Note H. The adoption of ASU 2017-12 did not have a material effect on the consolidated financial statements.

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
The new standard impacts each of our two reportable segments differently due to the transactional nature of the Clinical Services segment versus the generally long-term nature of our Pharma Services segment contracts. The specific effect on our reportable segments is explained below:

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

Pharma Services Revenue
The adoption of ASC 606 also resulted in changes to the timing of revenue recognition related to Pharma Services contracts as certain individual deliverables such as study setup fees, for which revenue was previously recognized in the period when the deliverables were completed and invoiced, will be recognized over the remaining performance period under the new standard. Additionally, certain costs to obtain contracts, primarily for sales commissions, are capitalized when incurred and are amortized over the term of the contract. Under ASC 606, the Company is required to make estimates of the total transaction price per contract, including estimates of variable consideration and the number of performance obligations, and recognize the estimated amount as revenue as it transfers control of the product or performance obligations to its customers. The estimation of total transaction price, number of performance obligations, variable consideration and the application of the related constraint, was not required under previous GAAP and requires the use of significant management judgment and estimates. The Company elected certain practical expedients as allowed under the standard including the following: contracts that began and ended within the same annual reporting period were not restated; contracts with variable consideration were estimated using the transaction price at the date the contract was completed; contract modifications that occurred prior to the earliest reporting period have not been retrospectively restated but have rather been reflected as an aggregate adjustment in the earliest reporting period. The cumulative effect of this standard did not result in a material change to our Pharma Services revenue.

 ASC 606 Adoption Impact to Previously Reported Results

We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606.

Table of Contents	NEOGENOMICS, INC.
Select condensed consolidated balance sheet line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	December 31, 2017
	As Reported	Impact of Adoption	As Adjusted
Prepaids and other current assets	$4,241	$912	$5,153
Other assets	689	202	891
Total Assets	$343,340	$1,114	$344,454

Pharma contract liability	$—	$1,406	$1,406
Long-term pharma contract liability	—	283	283
Deferred income tax liability, net	6,307	381	6,688
Stockholders' Equity	172,918	(956)	171,962
Total Liabilities and Stockholders' Equity	$343,340	$1,114	$344,454

Select condensed consolidated statement of operations line items, which reflect the adoption of ASC 606, are as follows (in thousands):

	For the Twelve Months Ended December 31, 2017
	As Reported	Impact of Adoption	As Adjusted
Net Revenue
Clinical Services	$231,748	$(18,651)	$213,097
Pharma Services	26,863	291	27,154
Total Revenue	258,611	(18,360)	240,251
Gross Margin	120,316	(18,360)	101,956

Total operating expenses	117,992	(18,938)	99,054
Income from Operations	2,324	578	2,902
Interest expense	5,540	—	5,540
Other expense	265	(253)	12
Income tax (benefit)	(2,635)	381	(2,254)
Net Loss	$(846)	$450	$(396)

	For the Twelve Months Ended December 31, 2016
	As Reported	Impact of Adoption	As Adjusted
Net Revenue
Clinical Services	$222,015	$(11,856)	$210,159
Pharma Services	22,068	(419)	21,649
Total Revenue	244,083	(12,275)	231,808
Gross Margin	110,379	(12,275)	98,104

Total operating expenses	107,805	(11,856)	95,949
Income from Operations	2,574	(419)	2,155
Interest expense	9,998	—	9,998
Other expense	—	—	—
Income tax (benefit)	(1,701)	—	(1,701)
Net Loss	$(5,723)	$(419)	$(6,142)

Table of Contents	NEOGENOMICS, INC.
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

In February 2016, the FASB issued ASU 2016-02, Leases. This standard was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including for operating leases, on the balance sheet and disclosing key information about leasing arrangements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted this standard on January 1, 2019 using a modified transition approach under which a cumulative-effect adjustment to retained earnings will be recognized on the date of adoption.

The Company has implemented an information system and changed business processes in order to accumulate the appropriate data and calculate and record right-of-use assets, lease liabilities and the related expense. We do not currently expect that the adoption will have a material impact on our results of operations; however, based on our portfolio of operating leases, we expect to recognize approximately $8 - $10 million of right-of-use assets and corresponding lease liabilities on our consolidated balance sheet upon adoption.

Note C – Revenue Recognition
The Company has two operating segments for which it recognizes revenue; Clinical Services and Pharma Services. Our Clinical Services segment provides various clinical testing services to community-based pathology practices, hospital pathology labs and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and patients. Our Pharma Services segment supports pharmaceutical firms in their drug development programs by providing testing services for clinical trials and research.
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
Pharma Services Revenue
The Company’s Pharma Services segment generally enters into contracts with pharmaceutical and biotech customers as well as other Contract Research Organizations (“CROs”) to provide research and clinical trial services ranging in duration from one month to several years. The Company records revenue on a unit-of-service basis based on number of units completed and the total expected contract value. The total expected contract value is estimated based on historical experience of total contracted units compared to realized units as well as known factors on a specific contract-by-contract basis. Certain contracts include upfront fees, final settlement amounts or billing milestones that may not align with the completion of performance obligations.

Table of Contents	NEOGENOMICS, INC.
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

The following table summarizes the values of contract assets, capitalized commissions and contract liabilities as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017 (as adjusted)
Current pharma contract asset	$86	$541
Long-term pharma contract asset	268	31
Total pharma contract asset	$354	$572

Current pharma capitalized commissions	$271	$371
Long-term pharma capitalized commissions	650	171
Total pharma capitalized commissions	$921	$542

Current pharma contract liability	$927	$1,406
Long-term pharma contract liability	1,652	283
Total pharma contract liability	$2,579	$1,689

There were no significant changes in the contract assets for the period ended December 31, 2018 as compared to the balances at December 31, 2017. Pharma contract liabilities increased $0.9 million, or 53%, from December 31, 2017 while capitalized commissions also increased by $0.4 million, or 70%. These increases are due to higher upfront fees driven by increases in the volume of Pharma contracts in process. Revenue recognized for the year ended December 31, 2018 related to Pharma contract liability balances outstanding at the beginning of the period was $1.6 million. Amortization of capitalized commissions for the year ended December 31, 2018 was $1.0 million.
There were no significant changes in the contract assets or contract liabilities for the period ended December 31, 2017 as compared to the balances at December 31, 2016.

At December 31, 2018, we had signed contracts for approximately $65.0 million, substantially all of which contain cancellation provisions.  The Company applied the practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The unsatisfied existing performance obligations under long-term contracts as defined by ASC 606 differs from backlog in that it does not include wholly unperformed contracts where the promised consideration is variable and/or the application of other practical expedients.

Table of Contents	NEOGENOMICS, INC.
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
The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

	December 31, 2018	December 31, 2017 (as adjusted)	December 31, 2016 (as adjusted)
Clinical Services:
Client direct billing	$164,888	$147,726	$126,288
Commercial Insurance	40,360	35,473	52,801
Medicare and Medicaid	35,566	29,493	30,517
Self-Pay	1,059	405	553
Total Clinical Services	241,873	213,097	210,159
Pharma Services:	34,868	27,154	21,649
Total Revenue	$276,741	$240,251	$231,808

Note D – Property and Equipment, Net
Property and equipment consisted of the following at December 31, 2018 and 2017 (in thousands):

	2018	2017	Estimated Useful Lives in Years
Equipment	$43,164	$33,711	3-10
Building	7,400	—	40
Leasehold improvements	22,207	14,517	2-20
Furniture and fixtures	5,675	4,486	7-10
Computer hardware and office equipment	12,137	10,038	3-10
Computer software	14,341	10,331	2-5
Land	3,170	—	—
Assets not yet placed in service	2,921	3,951	—
Subtotal	111,015	77,034
Less: accumulated depreciation and amortization	(50,127)	(40,530)
Property and equipment, net	$60,888	$36,504

Depreciation and amortization expense on property and equipment, including leased assets in each period was as follows (in thousands):

	For the years ended December 31,
	2018	2017	2016
Depreciation and amortization expense	$15,804	$15,596	$15,937

In our consolidated statements of operations, we recorded depreciation and amortization expense as follows: $8.2 million, $9.3 million and $11.8 million was recorded in cost of revenue for the years ended December 31, 2018, 2017 and 2016, respectively, and $7.6 million, $6.2 million and $4.2 million was recorded in general and administrative expenses for the years ended December 31, 2018, 2017 and 2016, respectively.

Table of Contents	NEOGENOMICS, INC.
Property and equipment under capital leases, included above, consists of the following at December 31, 2018 and 2017 (in thousands):

	2018	2017
Equipment	$8,430	$10,619
Furniture and fixtures	1,799	1,012
Computer hardware	3,953	4,310
Computer software	484	607
Leasehold improvements	7,552	1,485
Subtotal	22,218	18,033
Less: accumulated depreciation and amortization	(10,669)	(7,560)
Property and equipment under capital leases, net	$11,549	$10,473

Note E – Acquisitions

On December 10, 2018 (“the Acquisition Date”), the Company acquired all of the issued and outstanding shares of common stock of Genesis Acquisition Holding Corp (“Genesis”), and its wholly owned subsidiary, Genoptix, Inc. (“Genoptix”, and collectively with its subsidiaries and Genesis, referred to herein as "Genoptix"), for a purchase price consisting of (i) cash consideration of approximately $127.0 million, which includes an approximately $2.0 million estimated working capital adjustment and adjustments for estimated cash on hand of Genoptix on the Closing Date and (ii) 1.0 million shares of NeoGenomics’ common stock pursuant to the Agreement and Plan of Merger. The acquisition expands NeoGenomics' reach into oncology practices, and accelerates the company's progress and growth objectives.

Cartesian Medical Group, Inc. (“Cartesian”) is a California professional corporation that provided hematopathology and other pathology services to Genoptix as an independent contractor. Cartesian is consolidated into Genoptix as a variable interest entity. Subsequent to December 31, 2018, the professional services agreement between Genoptix and Cartesian is expected to be terminated and the Company will enter into separate Medical Services agreements with the entities owned by the physicians who were previously employees of Cartesian. The Company does not anticipate the termination of its agreement with Cartesian having an impact on its consolidated financial statements.

The Company issued approximately 1.0 million shares of common stock as consideration for the acquisition of Genoptix. This common stock was issued as uncertificated shares, which carries a minimum six-month holding period before they may be sold to the public. We estimated the fair value of the common stock consideration using inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumption in the fair value determination was a 5 percent discount due to lack of marketability of the common stock as a result of the restrictions imposed on the holder. The acquisition date fair value of common stock transferred is calculated below (in thousands, except share and per share amounts):

Common Stock Valuation	Amount
Shares of common stock issued as consideration	1,000,000
Stock price per share on closing date	$13.94
Value of common stock issued as consideration	$13,940
Issue discount due to lack of marketability	$(697)
Fair value of common stock at December 10, 2018	$13,243

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date. The Company is in the process obtaining input from third-party valuation firms of its tangible and intangible assets and other information necessary to measure the remaining assets acquired and liabilities assumed; thus, the provisional measurements of current assets, property and equipment, intangible assets, goodwill, current liabilities, net deferred tax liabilities and long-term liabilities are subject to change.

Table of Contents	NEOGENOMICS, INC.
The preliminary acquisition fair values below are presented as of December 10, 2018 (in thousands):

Current assets, including cash and cash equivalents of $1,381	$22,172
Property and equipment	21,029
Identifiable intangible assets	71,792
Goodwill	50,873
Long-term assets	170
Total assets acquired	166,036
Current liabilities	(10,769)
Long-term liabilities (1)	(15,265)
Net assets acquired	$140,002

(1) Includes $14.7 million in deferred tax liabilities associated with tangible and intangible assets acquired.

Of the $71.8 million of acquired intangible assets, $56.6 million was provisionally assigned to customer relationships which are being amortized over fifteen years, $0.7 million was provisionally assigned to the Genoptix trade name which is being amortized over one year, and $14.6 million was provisionally assigned to trade marks which are assigned as indefinite-lived assets. We recorded approximately $0.3 million of amortization expense for the year ended December 31, 2018.
The goodwill arising from the acquisition of Genoptix includes revenue synergies as a result of our existing customers and Genoptix’ customers having access to each other’s testing menus and capabilities and also from the new product lines which Genoptix adds to the Company’s product portfolio, including the use of COMPASS and CHART trademarks. None of the goodwill is expected to be deductible for income tax purposes. The provisional fair value of accounts receivable acquired is approximately $16.7 million, net of a $1.4 million fair value adjustment.

The Company recognized acquisition related transaction costs of approximately $2.3 million during the year ended December 31, 2018. These costs include due diligence, legal, consulting and other transaction related expenses associated with the acquisition of Genoptix. These expenses were included in general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2018.

The amount of revenue and earnings of Genoptix since the date of acquisition that are included in the consolidated statement of operations as of December 31, 2018 are as follows (in thousands):

For the period December 10, 2018 through December 31, 2018
Revenue	$4,629
Gross Margin	$2,600
Net (Loss)	$(334)

The following unaudited pro forma information (in thousands) have been provided for illustrative purposes only and are not necessarily indicative of results that would have occurred had the Acquisition been in effect since January 1, 2017, nor are they necessarily indicative of future results.

	Years ended December 31, (unaudited)
	2018	2017 (as adjusted)
Revenue	$367,988	$356,711
Net income (loss) attributable to common stockholders	1,401	(42,930)
Income (loss) per share	$0.02	$(0.53)
Basic	85,618	80,426
Diluted	91,568	80,426

Table of Contents	NEOGENOMICS, INC.
The unaudited pro forma consolidated results during the years ended December 31, 2018 and 2017 have been prepared by adjusting our historical results to include the Acquisition as if it occurred on January 1, 2017. These unaudited pro forma consolidated historical results were then adjusted for the following:

•Adjustments to reflect amortization expense associated with the acquired assets, partially offset by the elimination of the amortization and depreciation expense associated with Genoptix historical assets.
•Remove interest expense under the Credit Facilities as the Company has paid cash and has paid all outstanding debt balances of Genoptix.

As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Note F – Goodwill and Intangible Assets
As a result of the acquisition of Genoptix in December of 2018, see Note E, we recorded $50.9 million in goodwill. The goodwill recorded for the year ended December 31, 2017 is primarily related to the acquisition of Clarient in 2015.

The following table summarizes the changes in goodwill for the years ended December 31, 2018 and 2017 (in thousands):

	For the years ended December 31,
	2018	2017
Balance, beginning of year	$147,019	$147,019
Goodwill acquired during the year	50,873	—
Balance, December 31, 2018	$197,892	$147,019

As a result of the acquisition of Genoptix in December of 2018, see Note E, we recorded $71.8 million in intangible assets comprised of $56.6 million in customer relationships which are being amortized over fifteen years, $0.7 million for the Genoptix trade name which is being amortized over one year, and $14.6 million related to a trade mark with an indefinite life which will be tested annually for impairment.
In August 2017, the Company acquired a customer list from Ascend Genomics (“Ascend”) in exchange for 450,000 shares of restricted stock, see Note P.  We recorded $4.1 million in intangible assets comprised of customer relationships which are being amortized over fifteen years.  As part of this transaction, Ascend signed a non-compete agreement which was also recorded as an intangible asset and is being amortized over 2 years.
As a result of the acquisition of Clarient in December 2015, we recorded $84.0 million in intangible assets comprised of $81.0 million in customer relationships amortized over a fifteen year period and $3.0 million in trade name which we amortized over a two year period.
The following table summarizes the allocation of goodwill by segment for the years ended December 31, 2018 and 2017 (in thousands):

	Clinical Services	Pharma Services		Clinical Services	Pharma Services
	2018	2018	Total 2018	2017	2017	Total 2017
Goodwill	$178,825	$19,067	$197,892	$127,952	$19,067	$147,019

Table of Contents	NEOGENOMICS, INC.
Intangible assets as of December 31, 2018 and 2017 consisted of the following (in thousands):

		December 31, 2018
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Names	12-24 months	$3,675	$3,042	$633
Non-Compete Agreement	24 months	27	18	9
Customer Relationships	180 months	141,626	16,798	124,828
Trade Mark - Indefinite lived	—	14,559	—	14,559
Total		$159,887	$19,858	$140,029

		December 31, 2017
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	24 months	$3,000	$3,000	$—
Non-Compete Agreement	36 months	26	4	22
Customer Relationships	156-180 months	85,068	10,925	74,143
Total		$88,094	$13,929	$74,165

The Company recorded amortization expense of intangible assets in the consolidated statements of operations as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Amortization of intangible assets	$5,928	$6,995	$7,272

The Company records amortization expense as a general and administrative expense.
The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2018 is as follows (in thousands):

Years Ending December 31,	As of December 31,
2019	$10,110
2020	9,442
2021	9,442
2022	9,442
2023	9,442
Thereafter	77,592
Total	$125,470

Table of Contents	NEOGENOMICS, INC.
Note G – Debt
The following table summarizes the long term debt at December 31, 2018 and 2017 (in thousands):

	2018	2017
Term Loan Facility	$96,750	$71,250
Revolving Facility	5,000	25,400
Capital leases/loans	11,548	10,542
Total Debt	$113,298	$107,192
Less: Debt issuance costs	(997)	(1,768)
Less: Current portion of long-term debt	(14,171)	(8,989)
Total Long-Term Debt, net	$98,130	$96,435

The carrying value of the Company’s long-term capital lease obligations and term debt approximates its fair value based on the current market conditions for similar instruments.
Term Loan
On December 22, 2016, the Company entered into a Credit Agreement with Regions Bank as administrative agent and collateral agent.  The Credit Agreement provided for a $75.0 million term loan facility (the “Term Loan Facility”). On June 21, 2018, the Company entered into an amendment to the Credit Agreement (the “Amendment”) which provided for an additional term loan in the amount of $30.0 million, for which revised terms are included below. On December 31, 2018, the Company had current outstanding borrowings under the Term Loan, as amended, of approximately $7.9 million and long-term outstanding borrowings of approximately $88.9 million, net of unamortized debt issuance costs of $1.0 million.  These costs were recorded as a reduction in the carrying amount of the related liability and are being amortized over the life of the loan.
The Term Loan Facility bears interest at a rate per annum equal to an applicable margin plus, at NeoGenomics’ option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus 0.50% per annum and (c) the one month LIBOR rate plus 1.00% per annum, or (3) a combination of (1) and (2). The applicable margin will range from 2.25% to 4.00% for LIBOR loans and 1.25% to 3.00% for base rate loans, in each case based on NeoGenomics’ consolidated leverage ratio (as defined in the Credit Agreement and revised in the Amendment). Interest on borrowings is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of Adjusted LIBOR loans.  The Company entered into interest rate swap agreements to hedge against changes in the variable rate of a portion of both the Term Loan Facility and the Amendment.  See Note H -Derivative Instruments and Hedging Activities for more information on these instruments.

The Term Loan Facility and amounts borrowed under the Revolving Facility are secured on a first priority basis by a security interest in substantially all of the tangible and intangible assets of NeoGenomics and the Guarantors.  The Term Loan Facility contains various affirmative and negative covenants including ability to incur liens and encumbrances; make certain restricted payments, including paying dividends on its equity securities or payments to redeem, repurchase or retire its equity securities; enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with its affiliates, and materially alter the business it conducts.  In addition, the Company must meet certain maximum leverage ratios and fixed charge coverage ratios as of the end of each fiscal quarter commencing with the quarter ending March 31, 2017.  The Company was in compliance with all required financial covenants as of December 31, 2018.

The Term Loan Facility, as amended, has a maturity date of December 21, 2021.  The Credit Agreement requires NeoGenomics to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) beginning with the fiscal year ending December 31, 2018, 75% of consolidated excess cash flow (as defined) if NeoGenomics' consolidated leverage ratio is greater than or equal to 3.25:1.0 or 50% of consolidated excess cash flow (as defined) if NeoGenomics' consolidated leverage ratio is less than or equal to 3.25:1.0 but greater than or equal to 2.75:1.0 and (iv) 100% of net cash proceeds from issuances of permitted equity securities by NeoGenomics made in order to cure a failure to comply with the financial covenants. NeoGenomics is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Facility at any time without penalty.
Revolving Facility

Table of Contents	NEOGENOMICS, INC.
On December 22, 2016, the Company entered into a Credit Agreement with Regions Bank as administrative agent and collateral agent.  The Credit Agreement provided for a $75 million revolving credit facility (the “Revolving Facility”).  On December 31, 2018, the Company had total outstanding borrowings of approximately $5.0 million, with unamortized debt issuance costs of  $0.8 million. These costs were recorded in other assets and are being amortized over the life of the loan.

The Revolving Facility includes a $10 million swingline sublimit, with swingline loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Revolving Facility is due and payable on December 21, 2021 or such earlier date as the obligations under the Credit Agreement become due and payable pursuant to the terms of the Credit Agreement.  The Revolving Facility bears interest at a rate per annum equal to an applicable margin plus, at NeoGenomics’ option, either (1) the Adjusted LIBOR rate for the relevant interest period, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus 0.50% per annum and (c) the one month LIBOR rate plus 1.00% per annum, or (3) a combination of (1) and (2). The applicable margin will range from 2.25% to 4.00% for Adjusted LIBOR loans and 1.25% to 3.00% for base rate loans, in each case based on NeoGenomics’ consolidated leverage ratio. Interest on the outstanding principal of the Term Loan Facility will be payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. The Company was in compliance with all required financial covenants as of December 31, 2018.

The Credit Agreement, as amended, requires NeoGenomics to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) beginning with the fiscal year ending December 31, 2018, 75% of excess cash flow (as defined) if NeoGenomics' consolidated leverage ratio is greater than or equal to 3.25:1.0 or 50% of consolidated excess cash flow (as defined) if NeoGenomics' consolidated leverage ratio is less than or equal to 3.25:1.0 but greater than or equal to 2.75:1.0 and (iv) 100% of net cash proceeds from issuances of permitted equity securities by NeoGenomics made in order to cure a failure to comply with the financial covenants. For the year ended December 31, 2018, no excess cash flow payment was due.  NeoGenomics is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Facility at any time without penalty, subject to customary “breakage” costs with respect to prepayments of Adjusted LIBOR rate loans made on a day other than the last day of any applicable interest period.
Capital Leases
The Company has entered into capital leases to purchase laboratory and office equipment.  These leases expire at various dates through 2021 and the weighted average interest rate under such leases was approximately 4.56% at December 31, 2018. Most of these leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value.

Property and equipment acquired under capital lease agreements (see Note D) are pledged as collateral to secure the performance of the future minimum lease payments.
Maturities of Long-Term Debt
Maturities of long-term debt at December 31, 2018 are summarized as follows (in thousands):

	Debt	Capital Lease Obligations & Car Loans	Total Long Term Debt
2019	$7,873	$6,706	$14,579
2020	7,873	4,241	12,114
2021	86,004	1,202	87,206
	$101,750	$12,149	$113,899
Less: Interest on capital leases	—	(601)	(601)
	101,750	11,548	113,298
Less: Current portion of long-term debt	(7,873)	(6,298)	(14,171)
Less: Debt issuance costs	(997)	—	(997)
Long-term debt, net	$92,880	$5,250	$98,130

Table of Contents	NEOGENOMICS, INC.
Note H – Derivative Instruments and Hedging Activities
Cash Flow Hedges
In December of 2016 and June of 2018, the Company entered into interest rate swap agreements to reduce our exposure to interest rate fluctuations on our variable rate debt obligations.  These derivative financial instruments are accounted for at fair value as a cash flow hedge which effectively modifies our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate obligation, thus reducing the impact of interest rate changes on future interest expense.

We account for derivatives in accordance with ASC Topic 815. See Note B for more information on our accounting policy related to derivative instruments and hedging activities.  The fair value measurements of the Company's interest rate swaps are classified within Level 2 of the fair value hierarchy

Under these agreements, we receive a variable rate of interest based on LIBOR and we pay a fixed rate of interest. The following table summarizes the interest rate swap agreements.

	December 2016 Hedge	June 2018 Hedge
Notional Amount	$50 million	$20 million (1)
Effective Date	December 30, 2016	June 29, 2018
Index	One month LIBOR	One month LIBOR
Maturity	December 31, 2019	December 31, 2021
Rate	1.59%	2.98%

(1) The notional amount increases to $70 million upon maturity of December 2016 Hedge on December 31, 2019.

The fair value of the interest rate swap will be included in long-term assets or long-term liabilities, when applicable. At December 31, 2018, we recorded the fair value of these derivative financial instruments of which $0.5 million was included as an other long-term asset and $0.9 million was included as a long-term liability. These amounts were also reflected in AOCI.  At December 31, 2017, the fair value of the derivative financial instruments was $0.4 million, which was included in the balance sheet as other assets and reflected in AOCI.  The instruments will be evaluated on a monthly basis and resulting increases or decreases will be recorded as a component of AOCI and will be reclassified to interest expense in the period during which the hedged transaction affects earnings.  Any cash flows from the interest rate swap are included in operating activities on the consolidated statement of cash flows. The Company performed an effectiveness assessment and determined that the interest rate swaps are highly effective and, thus, there is no impact to the Company's consolidated statements of operations.  As of December 31, 2018, the Company estimates that any amounts reclassified from AOCI to earnings during the next twelve months will be immaterial.

Note I – Class A Redeemable Convertible Preferred Stock
On December 30, 2015, (“Original Issue Date”), the Company issued 14,666,667 shares of its Series A Redeemable Convertible Preferred stock (“Series A Preferred Stock”) as part of the consideration given to acquire all of the outstanding stock of Clarient Inc.  The Series A Preferred Stock has a face value of $7.50 per share for a total liquidation value of $110.0 million.
During the first year, the Series A Preferred Stock had a liquidation value of $100.0 million if the shares were redeemed prior to December 29, 2016. On December 22, 2016, the Company redeemed 8,066,667 shares of the Series A Preferred Stock for $55.0 million in cash. The redemption amount per share equaled $6.82 ($7.50 minus the liquidation discount of 9.09%). In December 2017, the Company issued 264,000 additional shares of Preferred Stock as a Paid-in-Kind (“PIK”) dividend, resulting in a balance of 6,864,000 shares of Series A Preferred Stock outstanding at December 31, 2017.
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

Table of Contents	NEOGENOMICS, INC.
The gain on redemption of preferred stock was calculated as the carrying value of the shares of Preferred Stock before the redemption of $37.8 million plus the amount of the beneficial conversion feature originally recorded with the redeemed shares of $21.3 million, as compared to the total consideration being paid, in this case the $50.1 million.

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

Note J – Income Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act.  The Act made significant modifications to the provisions of the Internal Revenue Code, including but not limited to, a corporate tax rate decrease from 35% to 21% effective as of January 1, 2018.  The Company’s net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate in the year of enactment.  The adjustment related to the remeasurement of the deferred tax asset and liability balances, including the revaluation of amounts originally reported in other comprehensive income (loss), is a net benefit of $3.0 million and is included in income as of December 31, 2017.
Significant components of the provision for income taxes for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017 (as adjusted)	2016 (as adjusted)
Current:
Federal	$(448)	$(91)	$(8)
State	126	14	39
Total Current Provision (Benefit)	$(322)	$(77)	$31
Deferred:
Federal	$1,070	$(2,359)	$(1,451)
State	321	297	(281)
Foreign	115	(115)	—
Total Deferred Provision (Benefit)	$1,506	$(2,177)	$(1,732)
Total Tax Provision	$1,184	$(2,254)	$(1,701)

Table of Contents	NEOGENOMICS, INC.
A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017 (as adjusted)	2016
Federal statutory tax rate	21.00%	34.00%	34.00%
State income taxes, net of federal income tax benefit	11.01%	(4.96)%	3.43%
Non-deductible expenses	3.80%	(17.57)%	(1.88)%
Compensation expense	(12.52)%	(25.95)%	(13.37)%
Transaction expenses	7.09%	—%	—%
Deferred revaluation for Tax Cuts and Jobs Act	—%	116.24%	—%
Adjustment due to adoption of Accounting Standards	(13.84)%	—%	—%
Foreign Tax Rate Differential	7.20%	(12.99)%	—%
Other, net	(1.21)%	(3.72)%	0.73%
Valuation allowance	8.44%	—%	—%
Effective tax rate	30.97%	85.05%	22.91%
At December 31, 2018 and 2017, our current and non-current deferred income tax assets and liabilities consisted of the following (in thousands):

	2018	2017 (as adjusted)
Net non-current deferred income tax liability:
Allowance for doubtful accounts	$634	$170
Accrued compensation	1,935	943
Other accruals	156	84
Other	502	(274)
Net operating loss carry-forwards	17,825	12,282
Nonqualified stock options and warrants	1,613	1,342
Accumulated depreciation and amortization	(44,799)	(21,235)
Net deferred income tax liabilities	(22,134)	(6,688)
Less: Valuation allowance	(323)	—
Total Non-Current Deferred Income Tax Liability	$(22,457)	$(6,688)

At December 31, 2018, the Company has federal net operating loss carry forwards of approximately $71.3 million and state net operating loss carry forwards of approximately $33.0 million.  The Company adopted ASU 2016-09 as of January 1, 2017.  Adoption required a modified retrospective transition whereby the cumulative-effect is an adjustment to equity as of the beginning of the period.  This resulted in an adjustment to the deferred tax assets related to net operating loss carryforwards and equity of $6.4 million.  These net operating loss carry forwards will begin to expire in 2030, for both federal and state tax purposes, if not utilized in future periods. An ownership change of more than 50 percent could result in a limitation of the use of net operating loss carryforwards under IRC Section 382 and the regulations thereunder. Management believes it is more likely than not that a limitation under Section 382 would not impact the realizability of the federal and state net operating loss deferred tax assets.

Management assesses the recoverability of its deferred tax assets as of the end of each quarter, weighing all positive and negative evidence, and is required to establish and maintain a valuation allowance for these assets if it's determined that it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed. As of December 31, 2018, management determined that sufficient positive evidence did not exist to conclude that it is more likely than not that the Net Operating Losses being generated by the Company's Switzerland and Singapore operations would be able to be utilized in future periods. Accordingly, management has decided to establish a full valuation allowance of $0.3 million against the deferred tax assets generated by these two jurisdictions.
We file income tax returns in the U.S. federal jurisdiction as well as Singapore, Switzerland and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment. For federal and state purposes, we have open tax years ending December 31, 2010 to December 31, 2017.  We are not currently subject to any ongoing income tax examinations.

Table of Contents	NEOGENOMICS, INC.
The Company adopted the accounting standard for uncertain tax positions, ASC 740-10, and as required by the standard, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Increases or decreases to the unrecognized tax benefits could result from management’s belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitation for certain tax positions.
The following is our unrecognized tax benefits as of December 31, 2018 (in thousands):

Year Ended December 31,
2018
Unrecognized tax benefits - December 31, 2017	$—
Increases from acquisitions	632
Settled positions	—
Statute expirations	—
Unrecognized tax benefits - December 31, 2018	$632
The amount of unrecognized tax benefits at December 31, 2018, if recognized would favorably affect the Company's effective tax rate. These unrecognized tax benefits are classified as other long term liabilities in the Company's consolidated balance sheet. The interest and penalties related to the unrecognized tax benefit are $0.1 million. Interest and tax penalties related to unrecognized tax benefits are included in income tax expense.  There were no uncertain tax positions for the years ended December 31, 2017 or 2016.
The Company has received a temporary tax holiday in Switzerland as an incentive to locate and grow our operations. The tax holiday is for two consecutive 5 year periods beginning with the year ended December 31, 2017 and is dependent on meeting agreed upon employment and capital investment targets. The first 5 year period ends with the year ended December 31, 2021 fiscal year and the second 5 year period, should our employment and capital investment targets be met end with the 2026 fiscal year. As the Switzerland operations have been in a tax loss position since inception, no financial benefits have been realized in 2017 or 2018 under the tax holiday.

Note K – Net Income (Loss) per Share
The following table provides the computation of basic and diluted net income (loss) per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017 (as adjusted)	2016 (as adjusted)
Net income (loss)	$2,640	$(396)	$(6,142)
Deemed dividends on preferred stock	10,198	3,645	18,011
Gain on redemption of preferred stock	(9,075)	—	—
Amortization of preferred stock beneficial conversion feature	(4,571)	6,902	6,663
Net income (loss) available to common stockholders	$6,088	$(10,943)	$(30,816)

Basic weighted average common shares outstanding	85,618	79,426	77,542
Effect of potentially dilutive securities	5,950	—	—
Diluted weighted average shares outstanding	91,568	79,426	77,542
Basic net income (loss) per share attributable to common stockholders	$0.07	$(0.14)	$(0.40)
Diluted net income (loss) per share attributable to common stockholders	$0.07	$(0.14)	$(0.40)

We have adopted the two-class method in calculating earnings per share as we have determined our preferred shares to be participating securities.  Under this method, we have included in weighted average shares outstanding all of our preferred shares

Table of Contents	NEOGENOMICS, INC.
as we have assumed conversion to common shares.  In periods of net loss, we have not allocated the net loss to our participating shareholders as they do not have a contractual obligation to share in losses.

For the years ended December 31, 2018, 2017 and 2016, 0.3, 1.6 and 1.7 million options were excluded from the calculation of diluted earnings per share because the effect of including these potential shares was anti-dilutive. For periods in which the impact of contingently convertible Series A Preferred Stock was anti-dilutive, these shares were excluded from the calculation of diluted earnings per share.

Note L – Stock Compensation
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
As of December 31, 2018 and 2017, stock options outstanding totaled 6.8 million and 6.3 million shares, respectively.  The outstanding options in 2017 included 200,000 options issued outside of the Amended Plan to Douglas VanOort, the Company’s Chairman and Chief Executive Officer.  As of December 31, 2018 and 2017, a total of approximately 3.3 million and 5.4 million shares, respectively, were available for future option and stock awards under the Amended Plan. Options typically expire after 5 years and generally vest over 3 or 4 years, but each grant’s expiration, vesting and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors.
The fair value of each stock option award granted during the years ended December 31, 2018, 2017 and 2016 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

	2018	2017	2016
Expected term (in years)	1.6 – 4.0	3.0 – 4.5	1.0 – 4.5
Risk-free interest rate (%)	2.5%	1.5%	1.1%
Expected volatility (%)	43.0%	49.0%	54.0%
Dividend yield (%)	0.0%	0.0%	0.0%
Weighted average fair value/share at grant date	$2.80	$2.26	$2.23

Table of Contents	NEOGENOMICS, INC.
The status of our stock options are summarized as follows:

	Number Of Shares	Weighted Average Exercise Price
Outstanding at Outstanding at December 31, 2015	5,326,505	$3.07
Granted	2,617,526	7.14
Exercised	(2,483,519)	1.69
Forfeited	(324,402)	3.99
Outstanding at Outstanding at December 31, 2016	5,136,110	5.76
Granted	2,119,498	7.60
Exercised	(565,569)	3.84
Forfeited	(347,513)	6.12
Outstanding at Outstanding at December 31, 2017	6,342,526	6.51
Granted	2,457,102	9.03
Exercised	(1,570,211)	5.48
Forfeited	(390,000)	7.15
Outstanding at Outstanding at December 31, 2018	6,839,417	7.63
Exercisable at Exercisable at December 31, 2018	2,508,890	6.42

The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2018, as well as options granted, vested and forfeited during the year was as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at Non-vested at December 31, 2017	4,239,185	$2.29
Granted in Granted	2,457,102	2.80
Vested in Vested	(2,039,176)	2.69
Forfeited in Forfeited	(326,585)	2.97
Non-vested at Non-vested at December 31, 2018	4,330,526	2.67

The following table summarizes information about our options outstanding at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
3.31 – 6.00	869,667	1.20	$4.68	858,000	1.19	$4.66
6.01 – 7.00	289,166	2.07	6.76	151,671	2.05	6.75
7.01 – 8.00	2,924,201	2.85	7.35	1,348,004	2.67	7.30
8.01 – 9.00	1,949,670	4.01	8.04	114,996	2.83	7.93
9.01 – 14.40	806,713	4.45	11.10	36,219	3.31	9.12
	6,839,417	3.12	7.63	2,508,890	2.43	6.42

As of December 31, 2018, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $34.4 million and the aggregate intrinsic value of currently exercisable stock options was approximately $15.5 million. The intrinsic value of each option share is the difference between the fair market value of NeoGenomics' common stock and the exercise price of such option share to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $12.61

Table of Contents	NEOGENOMICS, INC.
closing stock price of NeoGenomics Common Stock on December 31, 2018, the last trading day of 2018. The total number of in-the-money options outstanding and exercisable as of December 31, 2018 was approximately 2.5 million.
The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was approximately $29.3 million, $2.8 million and $15.0 million, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options was approximately $8.6 million, $2.2 million and $4.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The total fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was approximately $6.9 million, $4.8 million and $6.5 million, respectively. The total fair value of option shares vested during the years ended December 31, 2018, 2017 and 2016 was approximately $5.5 million, $3.6 million and $2.2 million.
We recognize stock-based compensation expense using the straight-line basis over the awards’ requisite service periods. Stock compensation expense related to stock options for the years ended December 31, 2018, 2017 and 2016 was approximately $5.4 million, $5.0 million and $5.0 million, respectively. As of December 31, 2018, there was approximately $5.1 million of total unrecognized stock-based compensation cost related to unvested stock options granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan
The Company sponsors an Employee Stock Purchase Plan (“ESPP”), under which eligible employees can purchase common stock at a discount from the fair market value.  In accordance with ASC Topic 718-50, Compensation – Stock Compensation – Employee Share Purchase Plans, the ESPP was considered non-compensatory and did not require the recognition of compensation cost because the discount offered to employees did not exceed 5%.
On May 25, 2017, the Company amended the ESPP, increasing the discount from 5% to 15%.  As a result of this change, we recognized stock-based compensation expense for the year ended December 31, 2018 and 2017 in the amount of approximately $0.2 million and $0.1 million, respectively.  Shares issued pursuant to this plan were 113,503, 108,599 and 98,672 for the years ended December 31, 2018, 2017 and 2016, respectively.
Common Stock Warrants
From time to time, the Company issues warrants to purchase its common stock. These warrants have been issued for consulting services, in connection with the Company’s credit facilities and sales of its common stock and in connection with employment agreements and for compensation to directors. These warrants are valued using trinomial lattice pricing model and using the volatility, market price, strike price, risk-free interest rate and dividend yield appropriate at the date the warrants were issued.    There were no warrants outstanding as of December 31, 2017 and no warrant activity for the year ended December 31, 2018.

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding, December 31, 2015	650,000	$1.48
Granted	—	—
Exercised	(200,000)	—
Expired/Cancelled	—	—
Warrants outstanding, December 31, 2016	450,000	1.50
Granted	—	—
Exercised	(450,000)	1.50
Expired/Cancelled	—	—
Warrants outstanding, December 31, 2017	—	—

Table of Contents	NEOGENOMICS, INC.
Restricted Stock Awards
The number and weighted average grant date fair values of restricted non-vested common stock at the beginning and end of 2018, 2017 and 2016, as well as stock awards granted, vested and forfeited during the year are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at Nonvested at December 31, 2015	126,995	$3.10
Granted in Granted in 2016	43,332	8.49
Vested in Vested in 2016	(33,083)	8.13
Forfeited in Forfeited in 2016	—	—
Nonvested at Nonvested at December 31, 2016	137,244	3.59
Granted in Granted in 2017	372,711	7.27
Vested in Vested in 2017	(182,744)	4.50
Forfeited in Forfeited in 2017	—	—
Nonvested at Nonvested at December 31, 2017	327,211	7.27
Granted in Granted in 2018	87,811	12.87
Vested in Vested in 2018	(119,180)	7.27
Forfeited in Forfeited in 2018	(13,334)	7.27
Nonvested at Nonvested at December 31, 2018	282,508	9.01

Stock compensation expense related to restricted stock for the years ended December 31, 2018, 2017 and 2016 was approximately $1.3 million, $1.3 million, and $0.5 million, respectively.

Note M – Commitments and Contingencies
Operating Leases
The Company leases approximately 250,000 square feet of office and laboratory space under non-cancelable operating leases. These operating leases expire at various dates through 2023. These leases generally require the payment of real estate taxes, insurance, maintenance, utility and operating costs.
The following is a schedule of future minimum obligations under non-cancelable operating leases as of December 31, 2018 (in thousands):

Years ending December 31,
2019	$5,247
2020	2,798
2021	1,082
2022	453
2023	92
Thereafter	—
Total minimum lease payments	$9,672

Rent expense for the years ended December 31, 2018, 2017 and 2016 was approximately $4.1 million, $4.7 million and $4.2 million, respectively and is included in costs of revenues and in general and administrative expenses, depending on the allocation of work space in each facility. Certain of the Company’s facility leases include rent escalation clauses. The Company normalizes rent expense on a straight-line basis for known changes in lease payments over the life of the lease.

Table of Contents	NEOGENOMICS, INC.
Purchase Commitments
The Company has agreements in place to purchase a specified level of reagents from certain vendors. These purchase commitments expire at various dates through 2020. The purchase commitments as of December 31, 2018 are as follows (in thousands):

Years ending December 31,
2019	$220
2020	220
2021	110
Total purchase commitments	$550
Capital Lease Obligations
The Company’s capital lease obligations expire at various times through 2021 and the weighted average interest rates under such leases approximated 4.56% at December 31, 2018. Some of our leases contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term. The remaining leases have purchase options at fair market value. See Note G for more information about future minimum lease payments under capital lease obligations, including those described above.  Property and equipment acquired under capital lease agreements (see Note D) are pledged as collateral to secure the performance of the future minimum lease payments shown in Note G.
Employment Contracts
The agreements with our Chief Executive Officer, Chief Financial Officer, President of Pharma Services, President of Clinical Services, and Chief Strategy and Corporate Development Officer & Director of Investor Relations
contain some or all of the following:
•Clauses that allow for continuous automatic extensions of one year unless timely written notice terminating the contract is provided to such officers (as defined in the agreements).
•Clauses that provide for 6-12 months of severance benefits in the event that such officers are terminated without “cause” (as defined in the agreements) by the Company. The base salaries for these officers in 2018 approximates $2.1 million.

Note N – Related Party Transactions
On May 3, 2010, the Company entered into a consulting agreement with Steven C. Jones, a director, officer and shareholder of the Company whereby Mr. Jones would provide consulting services to the Company in the capacity of Executive Vice President. On May 3, 2010, the Company also entered into a warrant agreement with Mr. Jones and issued a warrant to purchase 450,000 shares of the Company’s common stock, which were all vested as of December 31, 2016 and fully exercised at December 31, 2017.
On November 4, 2016, the Company entered into an amended and restated consulting agreement (the “Amended and Restated Consulting Agreement”) with Mr. Jones.  The Amended and Restated Consulting Agreement has an initial term of November 4, 2016 through April 30, 2020, which automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. In addition, the Company has the right to terminate the Amended and Restated Consulting Agreement by giving written notice to Mr. Jones the year prior to the effective date of termination. Mr. Jones has the right to terminate the Amended and Restated Consulting Agreement by giving written notice to the Company three months prior to the proposed termination date, provided, however, Mr. Jones is required to provide an additional three months of transition services to the Company upon reasonable request by the Company. The Amended and Restated Consulting Agreement specifies monthly base retainer compensation of $21,666 per month until April 30, 2017; $15,000 per month from May 1, 2017 until April 30, 2018; $12,500 per month from May 1, 2018 until April 30, 2019; and $10,000 per month thereafter. Mr. Jones is also eligible to receive a cash bonus based on the achievement of certain performance metrics with a target of 35% of his base retainer for any given fiscal year. Such bonus is eligible to be increased to up to 150% of the target bonus in any fiscal year in which he meets certain performance thresholds established by the CEO of the Company and approved by the Board of Directors.
During the years ended December 31, 2018, 2017 and 2016, Mr. Jones earned approximately $163,000, $242,000 and $263,000, respectively, for various consulting work performed in connection with his duties as an Executive Vice President and reimbursement of incurred expenses.  Mr. Jones also earned $58,013, $31,912 and $85,000 as payment of bonuses for the periods indicated above.  During the years ended December 31, 2018, 2017 and 2016, Mr. Jones earned approximately $50,000, $50,000, and $0, respectively as compensation for his services on the Board.

Table of Contents	NEOGENOMICS, INC.
The following table summarizes stock options and restricted stock granted to Mr. Jones during the years ended December 31, 2018, 2017 and 2016:

Grant Date	Common Stock Shares Granted	Restricted Common Stock Shares Granted	Fair Value	Fair Value per Share	Grant Price
June 1, 2018	3,017	—	$11,284	$3.74	$11.60
June 1, 2018	—	6,897	$80,005	$11.60	$—
May 25, 2017	10,000	—	$24,700	$2.47	$7.27
May 25, 2017	—	8,667	$63,009	$7.27	$—
April 20, 2016	100,000	—	$250,000	$2.50	$7.15

Note O – Retirement Plan
We maintain a defined-contribution 401(k) retirement plan covering substantially all employees (as defined). Our employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. In addition, we match any employees’ contributions at the rate of 75% of every dollar contributed up to 4% of the respective employee’s salary (3% maximum Company match). Effective, January 1, 2017 this benefit increased to 100% of every dollar contributed up to 3% of the respective employee’s compensation and an additional 50% of every dollar contributed on the next 2% of compensation (4% maximum Company match).  We made matching contributions of approximately $2.7 million, $2.5 million and $1.7 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Note P – Equity Transactions

Public Offering of Common Stock
The Company completed an offering of approximately 11.3 million shares of registered common stock, at a price of $12.75 per share, for gross proceeds of $143.7 million. The Company received $135.1 million in net proceeds after deducting underwriting fees of $8.6 million.

Common Stock Issued for Transactions/Acquisitions
As discussed in Note E, The Company issued 1.0 million shares of restricted common stock as consideration for the acquisition of Genoptix in December of 2018.
As discussed in Note F, the Company issued approximately 0.5 million shares of restricted common stock as consideration for the purchase of a customer list in August 2017.  The restriction prohibits Ascend from registering and trading the shares for a period of six months from the issuance date.
On December 30, 2015, the Company issued 15.0 million shares of common stock as consideration for the acquisition of Clarient.  The common stock includes restrictions imposed on the holder in the Investor Board Rights, Lockup and Standstill Agreement.
Preferred Stock Issued to GE Medical
On December 30, 2015 the Company issued 14.7 million shares of Series A Preferred Stock as consideration for the acquisition of Clarient.  In 2016, the Company redeemed approximately 8.1 million shares of the Series A Preferred Stock outstanding leaving a balance of 6.6 million shares outstanding as of December 31, 2016.  In 2017, the Company issued 0.3 million additional shares of Preferred Stock as a PIK dividend resulting in a balance of 6.9 million shares. Subsequently in June 2018, the Company redeemed the remaining outstanding Preferred Stock outstanding leaving no shares outstanding as of December 31, 2018.

Note Q – Impairment
The following table reconciles the asset impairment charges (in thousands), which are recognized in operating expenses in our consolidated statement of operations:

Table of Contents	NEOGENOMICS, INC.

	For the Years Ended December 31,
	2018	2017	2016
Impairment of HDC Assets	$—	$—	$1,902
Impairment of Path Logic Assets	—	—	1,562
Total Impairment	$—	$—	$3,464

HDC Assets
This impairment charge is related to the Master License Agreement with Health Discovery Corporation.  This impairment charge writes off the HDC intangible assets associated with SVM, LDT, flow cytometry and cytogenetics technologies.  The impairment is primarily the result of the lack of revenues to date, and the disputed license termination notification received from HDC.  Based on this analysis, the Company determined that the assets were fully impaired, and an impairment loss was recorded for the unamortized balance of these assets.
Path Logic Assets
This impairment charge is associated with our Path Logic intangible assets, consisting of customer relationships.  Based on the analysis performed, this asset is fully impaired.

Note R – Segment Information
We have two primary types of customers, Clinical and Pharma.  Our Clinical customers include community based pathology practices, oncology groups, hospitals and academic centers.  Our Pharma customers include pharmaceutical companies to whom we provide testing and other services to support their studies and clinical trials.
We have presented the financial information reviewed by the Chief Operating Decision Maker (“CODM”) including revenues, cost of revenue and gross margin for each of our operating segments.  The segment information presented in these financial statements has been conformed to present segments on this revised basis for all prior periods.  Balance sheet accounts are not presented at the segment level as that information is not used by the CODM.
The following table summarizes segment information for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	For the Years Ended December 31,
	2018	2017 (as adjusted)	2016 (as adjusted)
Net Revenues:
Clinical Services	$241,873	$213,097	$210,159
Pharma Services	34,868	27,154	21,649
Total Revenue	$276,741	$240,251	$231,808
Cost of Revenue:
Clinical Services	$128,297	$121,785	$120,437
Pharma Services	21,179	16,510	13,267
Total Cost of Revenue	$149,476	$138,295	$133,704

Gross Margin:
Clinical Services	$113,576	$91,313	$89,722
Pharma Services	13,689	10,643	8,382
Total Gross Margin	$127,265	$101,956	$98,104

Table of Contents	NEOGENOMICS, INC.
Note T – Quarterly Financial Data (Unaudited)
Supplementary Data
Selected Quarterly Financial Data (unaudited) (in thousands, except per share data)

	For the Quarters Ended				Total
	03/31/18	06/30/18	09/30/18	12/31/2018 (1)	2018
Net revenues	$63,423	$67,746	$69,097	$76,475	$276,741
Gross margin	$27,303	$30,530	$32,321	$37,111	$127,265
Net income (loss)	$644	$(380)	$2,023	$353	$2,640
Deemed dividends on preferred stock and amortization of preferred stock beneficial conversion feature and gain on redemption of preferred stock	$2,856	$(6,304)	$—	$—	$(3,448)
Net income (loss) available to common stockholders	$(2,212)	$5,924	$2,023	$353	$6,088
Net income (loss) per common share:
Basic	$(0.03)	$0.07	$0.02	$0.00	$0.07
Diluted	$(0.03)	$0.07	$0.02	$0.00	$0.07
Weighted average common shares outstanding – Basic	80,507	81,017	87,253	93,270	85,618
Weighted average shares outstanding – Diluted	80,507	90,168	90,899	96,874	91,568
 (1) Reflects the acquisition of Genoptix in December 2018

	For the Quarters Ended				Total
	03/31/17	06/30/17	09/30/17	12/31/17	2017
Net revenues	$57,428	$62,264	$59,137	$61,422	$240,251
Gross margin	$22,948	$27,352	$24,895	$26,762	$101,956
Net income (loss)	$(1,165)	$483	$(4,264)	$4,549	$(396)
Deemed dividends on preferred stock and amortization of preferred stock beneficial conversion feature	$2,566	$2,639	$2,651	$2,691	$10,547
Net (loss) available to common stockholders	$(3,731)	$(2,156)	$(6,915)	$1,858	$(10,943)
Net (loss) per common share:
Basic	$(0.05)	$(0.03)	$(0.09)	$0.02	$(0.14)
Diluted	$(0.05)	$(0.03)	$(0.09)	$0.02	$(0.14)
Weighted average common shares outstanding – Basic	78,650	79,413	79,617	86,676	79,426
Weighted average shares outstanding – Diluted	78,650	79,413	79,617	88,611	79,426
End of Financial Statements

Table of Contents	NEOGENOMICS, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, and information required to be disclosed in our reports to the SEC, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions and decisions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  The acquisition of Genoptix occurred in the fourth quarter of 2018; therefore, management has excluded Genoptix from its assessment of internal control over financial reporting as of December 31, 2018. Genoptix is a wholly-owned subsidiary of NeoGenomics, Inc. whose total assets and total revenue represented 33.0% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—
Integrated Framework (2013 Framework). Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Crowe LLP, an independent registered public accounting firm, as stated and attested to in their report that is included in Item 8.
Changes in Internal Control over Financial Reporting
In connection with the adoption of ASU 2014-09 in the first quarter of 2018, we implemented new internal controls over  revenues. These changes have not materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

Table of Contents	NEOGENOMICS, INC.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and as otherwise, set forth in the Company’s 2019 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” and as otherwise set forth in the Company’s 2019 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” and as otherwise set forth in the Company’s 2019 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” and as otherwise set forth in the Company’s 2019 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included under the caption “Independent Auditors” and as otherwise set forth in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Table of Contents	NEOGENOMICS, INC.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K

Exhibit No.	Description of Exhibit	Location

2.1	Stock Purchase Agreement, dated as of October 20, 2015, by and among NeoGenomics Laboratories, Inc. and GE Medical Holding AB	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 26, 2015

2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of December 28, 2015, by and among NeoGenomics Laboratories, Inc. and GE Medical Holding AB	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

2.3
Agreement and Plan of Merger, dated October 23, 2018 by and among Genesis Acquisition Holdings Corp., NeoGenomics Laboratories, Inc., Genoptix Merger Sub, Inc. and Ampersand 2014 Limited Partnership, solely in its capacity as representative of the stockholders of the Company
Incorporated by reference to the Company's current report on Form 8-K as filed with the SEC on October 26, 2018
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on February 10, 1999

3.2	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 3, 2002	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.3	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2003	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the SEC on May 20, 2003

3.4	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on December 28, 2015	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

3.5	Certificate of Designation of Series A Convertible Preferred Stock	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 31, 2015

3.6	Amended and Restated Bylaws	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on October 17, 2014

3.7	Amendment to Amended and Restated Bylaws	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed with the SEC on November 6, 2015

10.1	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005

10.2	Amended and Restated Security Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.3	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006

10.4	Subscription Documents	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

Table of Contents	NEOGENOMICS, INC.

10.5	Investor Registration Right Agreement	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed with the SEC on July 6, 2007

10.6*	Employment Agreement, dated March 16, 2009 between Mr. Douglas M. VanOort and NeoGenomics, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.7	Subscription Agreement dated March 16, 2009 between the Douglas M. VanOort Living Trust and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009

10.8*	Amended and Restated Employment Agreement dated October 28, 2009 between NeoGenomics, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2009

10.9*	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and George Cardoza	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010

10.10	Amended and Restated Consulting Agreement dated November 4, 2016 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, as filed with the SEC on November 7, 2016

10.11	Master License Agreement, dated January 6, 2012, between NeoGenomics Laboratories, Inc. and Health Discovery Corporation	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 11, 2012

10.12*	Offer Letter between NeoGenomics Laboratories, Inc. and Steven Ross dated April 19, 2013	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2013

10.13	Confidentiality, Non-Solicitation and Non-Compete Agreement dated April 22, 2013 between NeoGenomics Laboratories, Inc. and Steven Ross	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2013

10.14*	Employment Agreement, dated September 18, 2014 by and between NeoGenomics, Inc. and Robert J. Shovlin	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 3, 2014

10.15	Confidentiality, Non-Solicitation and Non-Compete Agreement, dated September 18, 2014 by and between NeoGenomics, Inc. and Robert J. Shovlin	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 3, 2014

10.16	Engagement Letter between Aspen Capital Advisors, LLC and NeoGenomics, Inc. dated November 11, 2015.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 17, 2015

10.17*	Amended and Restated Equity Incentive Plan effective as of October 15, 2015.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016

10.18*	Amendment No. 1 of the Amended and Restated Equity Incentive Plan, effective as of May 25, 2017.	Incorporated by reference to the Company’s Proxy Statement, dated April 24, 2017, as filed with the SEC on April 25, 2017

10.19	Form of Indemnification Agreement between NeoGenomics, Inc. and each of its executive officers and directors.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, as filed with the SEC on November 7, 2016

10.20
Credit Agreement, dated December 22, 2016, by and among NeoGenomics Laboratories, Inc., NeoGenomics, Inc. and certain of its subsidiaries, the lenders party thereto and Regions Bank, as administrative agent
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 27, 2016

Table of Contents	NEOGENOMICS, INC.

10.21	First Amendment to Credit Agreement by and Among NeoGenomics Laboratories, Inc., NeoGenomics, Inc. and certain of its subsidiaries, the lenders party thereto and Regions Bank, as administrative agent	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 23, 2018

10.22	Second Amendment to Credit Agreement by and Among NeoGenomics Laboratories, Inc., NeoGenomics, Inc. and certain of its subsidiaries, the lenders party thereto and Regions Bank, as administrative agent	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2018

14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 20, 2011

21.1	Subsidiaries of NeoGenomics, Inc.	Provided herewith

23.1	Consent of Crowe, LLP	Provided herewith

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

99.1	Charter of the Compliance Committee	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014

99.2	Charter of the Nominating and Corporate Governance Committee	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders Equity (iv) the Consolidated Statements of Cash Flows and (v) related notes.	Provided herewith
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Exchange Act. The omitted information has been filed separately with the SEC.
*	Denotes a management contract or compensatory plan or arrangement.
**	The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of NeoGenomics, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Table of Contents	NEOGENOMICS, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 26, 2019	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Douglas M. VanOort	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2019
Douglas M. VanOort

/s/ Sharon A. Virag	Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Sharon A. Virag

/s/ Kathryn B. McKenzie	Principal Accounting Officer	February 26, 2019
Kathryn B. McKenzie

/s/ Lynn A. Tetrault	Director	February 26, 2019
Lynn A. Tetrault

/s/ Raymond R. Hipp	Director	February 26, 2019
Raymond R. Hipp

/s/ Bruce K. Crowther	Director	February 26, 2019
Bruce K. Crowther