Form 10-K/A
period 2018-12-31
NEOGENOMICS INC
filed 2019-05-08
CIK 1077183

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

NEOGENOMICS, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends NeoGenomics, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), as filed with the Securities and Exchange Commission on February 26, 2019, and is being filed solely to correct an administrative error of a missing signature of a director on the Form 10-K.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of the Form 10-K in this Amendment. However, there have been no changes to the text other than the change stated in the immediately preceding paragraph.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1, 31.2 and 32.1 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

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
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 27, 2016

Table of Contents	NEOGENOMICS, INC.

10.21	First Amendment to Credit Agreement by and Among NeoGenomics Laboratories, Inc., NeoGenomics, Inc. and certain of its subsidiaries, the lenders party thereto and Regions Bank, as administrative agent	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 23, 2018

10.22	Second Amendment to Credit Agreement by and Among NeoGenomics Laboratories, Inc., NeoGenomics, Inc. and certain of its subsidiaries, the lenders party thereto and Regions Bank, as administrative agent	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2018

14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 20, 2011

21.1	Subsidiaries of NeoGenomics, Inc.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019

23.1	Consent of Crowe, LLP	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

99.1	Charter of the Compliance Committee	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014

99.2	Charter of the Nominating and Corporate Governance Committee	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders Equity (iv) the Consolidated Statements of Cash Flows and (v) related notes.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Exchange Act. The omitted information has been filed separately with the SEC.
*	Denotes a management contract or compensatory plan or arrangement.
**	The certification attached as Exhibit 32.1 that accompanies this Form 10-K/A is not deemed filed with the SEC and is not to be incorporated by reference into any filing of NeoGenomics, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Table of Contents	NEOGENOMICS, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2019	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Douglas M. VanOort	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 8, 2019
Douglas M. VanOort

/s/ Sharon A. Virag	Chief Financial Officer (Principal Financial Officer)	May 8, 2019
Sharon A. Virag

/s/ Kathryn B. McKenzie	Principal Accounting Officer	May 8, 2019
Kathryn B. McKenzie

/s/ Steven C. Jones	Director	May 8, 2019
Steven C. Jones

/s/ Lynn A. Tetrault	Director	May 8, 2019
Lynn A. Tetrault

/s/ Raymond R. Hipp	Director	May 8, 2019
Raymond R. Hipp

/s/ Bruce K. Crowther	Director	May 8, 2019
Bruce K. Crowther