Form 10-Q
period 2019-03-31
NEOGENOMICS INC
filed 2019-05-08
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock ($0.001 par value)	NEO	NASDAQ

As of May 3, 2019, the registrant had 95,341,186 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, changing reimbursement levels from government payers and private insurers, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission “SEC” on February 26, 2019 and as amended and filed with the SEC on May 8, 2019.

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
•The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements; and
•Our ability to manage expenses and risks associated with international operations, including anti-corruption and trade sanction laws and other regulations, and economic, political, legal and other operational risks associated with foreign jurisdictions.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

ASSETS	March 31, 2019	December 31, 2018
Current assets
Cash and cash equivalents	$13,195	$9,811
Accounts receivable, net	82,585	76,919
Inventories	9,670	8,650
Prepaid assets	7,504	7,727
Other current assets	2,991	561
Total current assets	115,945	103,668
Property and equipment (net of accumulated depreciation and amortization of $54,512 and $50,127, respectively)	60,696	60,888
Operating lease right-of-use assets	19,734	—
Intangible assets, net	137,844	140,029
Goodwill	196,298	197,892
Other assets	2,826	2,538
Total assets	$533,343	$505,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	16,514	17,779
Accrued compensation	18,851	19,062
Accrued expenses and other current liabilities	18,327	8,986
Current portion of finance leases and obligations	6,501	6,298
Current portion of operating lease liabilities	3,620	—
Current portion of loans	7,873	7,873
Pharma contract liability	1,017	927
Total current liabilities	72,703	60,925
Long-term liabilities
Long-term portion of finance leases and obligations	5,253	5,250
Long-term portion of operating lease liabilities	16,648	—
Long-term portion of loans, net	85,995	87,880
Revolving credit facility	5,000	5,000
Other long term liabilities	3,740	3,060
Deferred income tax liability, net	20,156	22,457
Total long-term liabilities	136,792	123,647
Total liabilities	209,495	184,572
Commitments and contingencies - see Note L
Stockholders' equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 95,303,510 and 94,465,440 shares issued and outstanding, respectively)	95	94
Additional paid-in capital	378,571	372,186
Accumulated other comprehensive income (loss)	(1,136)	(579)
Accumulated deficit	(53,682)	(51,258)
Total stockholders’ equity	323,848	320,443
Total liabilities and stockholders' equity	$533,343	$505,015
 See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
NET REVENUE
Clinical Services	$86,210	$56,971
Pharma Services	9,367	6,452
Total Revenue	95,577	63,423

COST OF REVENUE	48,462	36,120
GROSS PROFIT	47,115	27,303
Operating expenses:
General and administrative	32,142	17,067
Research and development	1,209	956
Sales and marketing	11,216	6,775
Total operating expenses	44,567	24,798
INCOME FROM OPERATIONS	2,548	2,505
Interest expense, net	1,826	1,486
Other expense (income)	5,169	(63)
Income (loss) before taxes	(4,447)	1,082
Income tax (benefit) expense	(2,023)	438
NET INCOME (LOSS)	(2,424)	644
Deemed dividends on preferred stock	—	1,003
Amortization of preferred stock beneficial conversion feature	—	1,853
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,424)	$(2,212)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	94,740	80,507
Diluted	94,740	80,507

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
NET INCOME (LOSS)	$(2,424)	$644

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	—	(124)
(Loss) gain on effective cash flow hedges	(557)	623
Total other comprehensive (loss) income	(557)	499
COMPREHENSIVE INCOME (LOSS)	$(2,981)	$1,143

See notes to unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2018	6,864,000	$32,615	80,462,574	$80	$230,030	$274	$(58,422)	$171,962
Common stock issuance ESPP Plan	—	—	38,620	—	267	—	—	267
Stock issuance fees and expenses	—	—	—	—	(97)	—	—	(97)
Foreign currency translation adjustments	—	—	—	—	—	(45)	—	(45)
Gain on effective cash flow hedge	—	—	—	—	—	270	—	270
Issuance of common stock for stock options	—	—	67,259	1	215	—	—	216
Deemed dividends on preferred stock	—	1,003	—	—	—	—	(1,003)	(1,003)
Amortization of beneficial conversion feature	—	1,853	—	—	—	—	(1,853)	(1,853)
ESPP expense	—	—	—	—	54	—	—	54
Stock based compensation expense - options and restricted stock	—	—	—	—	1,570	—	—	1,570
Net income	—	—	—	—	—	—	644	$644
Balance, March 31, 2018	6,864,000	$35,471	80,568,453	$81	$232,039	$499	$(60,634)	171,985

Balance, December 31, 2018	—	$—	94,465,440	$94	$372,186	$(579)	$(51,258)	$320,443
Common stock issuance ESPP Plan	—	—	36,032	—	419	—	—	419
Stock issuance fees and expenses	—	—	—	—	(66)	—	—	(66)
Loss on effective cash flow hedge	—	—	—	—	—	(557)	—	(557)
Issuance of restricted stock	—	—	182,502	—	—	—	—	—
Issuance of common stock for stock options	—	—	619,536	1	3,893	—	—	3,894
ESPP expense	—	—	—	—	119	—	—	119
Stock based compensation expense - options and restricted stock	—	—	—	—	2,020	—	—	2,020
Net loss	—	—	—	—	—	—	(2,424)	(2,424)
Balance, March 31, 2019	—	$—	95,303,510	$95	$378,571	$(1,136)	$(53,682)	$323,848

See notes to unaudited consolidated financial statements

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018
Net (loss) income	$(2,424)	$644
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	5,271	3,633
Amortization of intangibles	2,559	1,413
Amortization of debt issue costs	150	113
Loss (gain) on disposal of assets	156	(7)
Non-cash stock based compensation	2,139	1,624
Non-cash operating lease expenses	1,141	—
Changes in assets and liabilities, net:
Accounts receivable, net	(5,795)	2,299
Inventories	(1,019)	(41)
Prepaid expenses	(250)	(1,990)
Other current assets	(265)	(158)
Accounts payable, accrued and other liabilities	4,434	6,782
Net cash provided by operating activities	6,097	14,312
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,196)	(4,666)
Net cash used in investing activities	(3,196)	(4,666)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment and other loans	(1,797)	(1,394)
Repayment of term loan	(1,968)	(6,338)
Issuance of common stock, net	4,248	483
Net cash provided by (used in) financing activities	483	(7,249)
Effects of foreign exchange rate changes on cash and cash equivalents	—	(45)
Net change in cash and cash equivalents	3,384	2,352
Cash and cash equivalents, beginning of period	9,811	12,821
Cash and cash equivalents, end of period	$13,195	$15,173

Supplemental disclosure of cash flow information:
Interest paid	$1,696	$1,396
Income taxes paid, net	$8	$7
Supplemental disclosure of non-cash investing and financing information:
Equipment acquired under loan obligations	$2,003	$3,355
Property and equipment included in accounts payable	$1,175	$660
 See notes to unaudited consolidated financial statements

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note A – Nature of Business and Basis of Presentation

NeoGenomics, Inc., a Nevada corporation and its subsidiaries (the “Parent”, “Company”, or “NeoGenomics”), operates as a certified high complexity clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories as well as providing clinical trial services to pharmaceutical firms.
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
Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.  The year-end consolidated balance sheet information has been derived from our audited consolidated financial statements in the annual report as of December 31, 2018, but does not include all the disclosures required by accounting principles.
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

The Company reports its activities in two operating segments; the Clinical Services Segment and the Pharma Services Segment. These reportable segments deliver testing services to hospitals, pathologists, oncologists, clinicians, pharmaceutical firms and researchers and represent 100% of the Company’s consolidated assets, net revenues and net income (loss) for each period presented. For further financial information about these segments, see Note N.

Note B – Recently Adopted and Issued Accounting Guidance

Adopted
Effective January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective method and using the optional transition method to apply the new lease accounting standard prospectively as of January 1, 2019, rather than as of the earliest period presented. Therefore, the adoption of the new lease accounting standard did not change our previous reported financial statements. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed the Company to carry forward the historical lease classification and not reassess whether a contract is or contains a lease, or determination of initial direct costs.  Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) assets of $9.7 million and corresponding operating lease liabilities of $10.1 million. We elected the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. Additionally, we elected the hindsight practical expedient to determine the reasonably certain lease terms for existing leases. The adoption did not materially impact the Company’s Consolidated Statements of Operations or Cash Flows. Refer to Note C herein for further details regarding the impact of the adoption of Topic 842 and other information related to the Company's lease portfolio.

Issued
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those years. The Company plans to implement the new standard in the first quarter of 2020, and is in the process of reviewing its credit loss models to assess the impact of the adoption of the standard on its consolidated financial statements.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-14 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company does not expect the impact of the adoption of the standard to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. Certain provisions of the ASU must be adopted retrospectively, while others must be adopted prospectively. The Company does not expect the impact of the adoption of the standard to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, or ASU 2018-15, that changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs should be presented as a prepaid asset on the balance sheet and expensed over the term of the hosting arrangement. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of assessing the impact of the adoption of the standard on its consolidated financial statements as well as whether to early adopt the new standard.
Note C – Leases
The Company is a lessee of corporate office, laboratory space, and equipment throughout the world, nearly all of which are classified as operating leases expiring at various dates. The Company determines if an arrangement qualifies as a lease at lease inception. Leases with an initial term of 12 months or less are not recorded in the balance sheet. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term, assessed as of the commencement date. The Company’s real estate leases, which are comprised primarily of office and laboratory space, represent the vast majority of our operating lease liabilities and generally have a lease term between 1 and 10 years. The remaining leases consist primarily of machinery and equipment used in the lab and office equipment, each with various lease terms. The vast majority of the Company's leases are comprised of fixed lease payments. Certain real estate leases also include executory costs such as common area maintenance (non-lease component), as well as property insurance and property taxes (non-components). Lease payments, which may include lease components, non-lease components and non-components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance) as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.
Substantially all of our operating lease agreements do not specify an implicit borrowing rate, and as such, the Company utilizes its incremental borrowing rate by lease term in order to calculate the present value of our future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On January 1, 2019, the discount rate used on existing leases at adoption was determined based on the remaining lease term using available data as of that date. For new or renewed leases starting in 2019, the discount rate is determined using available data at lease commencement and based on the lease term.
Some of the Company's lease agreements, primarily related to real estate, include options for the Company to either renew (extend) or early terminate the lease. Leases with renewal options allow the Company to extend the lease term typically between 1 and 5 years. Renewal options are reviewed at lease commencement to determine if such options are reasonably certain of being exercised, which could impact the lease term. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, or specific characteristics unique to the particular lease that would make it reasonably certain that we would exercise such option. In most cases, the Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company (and thus not included in our ROU asset and lease liability) unless there is an economic, financial or business reason to do so.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Operating Leases
For the three months ended March 31, 2019, total operating lease cost was $1.5 million, which includes an immaterial amount of variable lease cost, and is recorded in cost of revenue and general and administrative expenses, depending on the nature of the leased asset. Other than variable lease cost, operating lease cost is recognized on a straight-line basis over the lease term. The following summarizes: (i) the future minimum undiscounted lease payments under non-cancelable leases for the remainder of 2019 as well as each of the next five years and thereafter, incorporating the practical expedient to account for lease and non-lease components as a single lease component for our existing real estate leases, and (ii) a reconciliation of the undiscounted lease payments to the present value of the lease liabilities recognized as of March 31, 2019 (in thousands):

Year Ended December 31,	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$4,043
2020	2,833
2021	2,811
2022	2,121
2023	2,032
2024	1,993
Thereafter	12,377
Total future minimum lease payments	28,210
Less imputed interest	(7,942)
Total present value of future minimum lease payments	$20,268
The following summarizes additional supplemental data related to our operating leases:

Three Months Ended March 31, 2019: (in thousands)
Operating cash flows from operating leases	$1,257

Right-of-use assets obtained in exchange for operating lease liabilities	$11,169

As of March 31, 2019:
Weighted Average Remaining Lease Term (years)	9.11
Weighted Average Discount Rate	6.4%

Lease contracts that we have executed but which have not yet commenced as of March 31, 2019 are excluded from the tables above.
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year would have been as follows (in thousands):

Years ending December 31,
2019	$5,247
2020	2,798
2021	1,082
2022	453
2023	92
Thereafter	—
Total minimum lease payments	$9,672

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note D – Revenue Recognition and Contractual Adjustments
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

The following table summarizes the values of contract assets, capitalized commissions and contract liabilities as of March 31, 2019 and December 31, 2018 (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

	March 31, 2019	December 31, 2018
Current pharma contract asset	$192	$86
Long-term pharma contract asset	417	268
Total pharma contract asset	$609	$354

Current pharma capitalized commissions	$310	$271
Long-term pharma capitalized commissions	766	650
Total pharma capitalized commissions	$1,076	$921

Current pharma contract liability	$1,017	$927
Long-term pharma contract liability	1,935	1,652
Total pharma contract liability	$2,952	$2,579
Pharma contract assets increased $0.3 million, or 72%, from December 31, 2018. Pharma contract liabilities increased $0.4 million, or 14%, from December 31, 2018 while capitalized commissions also increased by $0.2 million, or 17%. These increases are due to higher upfront fees driven by increases in the volume of Pharma contracts in process. Revenue recognized for the three months ended March 31, 2019 and March 31, 2018 related to Pharma contract liability balances outstanding at the beginning of the period was $1.3 million and $0.9 million, respectively. Amortization of capitalized commissions for the three months ended March 31, 2019 and March 31, 2018 were $0.2 million and $0.1 million, respectively.
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
The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

	Three Months Ended March 31,
	2019	2018
Clinical Services:
Client direct billing	$49,756	$38,530
Commercial Insurance	20,433	10,326
Medicare and Medicaid	15,793	8,084
Self-Pay	228	31
Total Clinical Services	$86,210	$56,971
Pharma Services:	9,367	6,452
Total Revenue	$95,577	$63,423

Note E – Acquisition
On December 10, 2018 (“the Acquisition Date”), the Company acquired all of the issued and outstanding shares of common stock of Genesis Acquisition Holding Corp (“Genesis”), and its wholly owned subsidiary, Genoptix, Inc. (“Genoptix”, and collectively with its subsidiaries and Genesis, referred to herein as "Genoptix"), for a purchase price consisting of (i) cash consideration of approximately $127.0 million, which included approximately $2.0 million in estimated working capital adjustments and adjustments for estimated cash on hand of Genoptix on the Closing Date and (ii) 1.0 million shares of NeoGenomics’ common stock pursuant to an Agreement and Plan of Merger dated October 23, 2018 (the “Merger Agreement”).

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Cartesian Medical Group, Inc. (“Cartesian”) is a California professional corporation that provided hematopathology and other pathology services to Genoptix as an independent contractor. Cartesian was consolidated into Genoptix as a variable interest entity. Subsequent to December 31, 2018, the professional services agreement between Genoptix and Cartesian was terminated and the Company entered into separate medical services agreements with the entities owned by the physicians who were previously employees of Cartesian. The termination of the agreement with Cartesian did not have any impact on the Company's consolidated financial statements.
The Company issued approximately 1.0 million shares of common stock as consideration for the acquisition of Genoptix. This common stock was issued as uncertificated shares, which carries a minimum six-month holding period before they may be sold to the public. We estimated the fair value of the common stock consideration using inputs not observable in the market and thus represents a Level 3 measurement. The key assumption in the fair value determination was a 5 percent discount due to lack of marketability of the common stock as a result of the restrictions imposed on the holder. The acquisition date fair value of common stock transferred is calculated below (in thousands, except share and per share amounts):

Common Stock Valuation	Amount
Shares of common stock issued as consideration	1,000,000
Stock price per share on closing date	$13.94
Value of common stock issued as consideration	$13,940
Issue discount due to lack of marketability	$(697)
Fair value of common stock at December 10, 2018	$13,243

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of December 10, 2018 and measurement period adjustments recorded during the first quarter of 2019. For the quarter ended March 31, 2019, the Company recorded a $2.4 million working capital adjustment to the original cash consideration, as defined within the Merger Agreement, of which $0.4 million is payable in cash and the remainder is payable as a return of shares. Additionally, certain other measurement period adjustments were recorded related to property and equipment and accounts receivable during the first quarter of 2019. The Company is in the process completing its valuation of certain assets and liabilities, primarily related to accounts receivable and accounts payable assumed; thus, the provisional measurements of current assets and current liabilities are subject to change.

	December 10, 2018 (As Initially Reported)	Measurement Period Adjustments	December 10, 2018 (As Adjusted)
Current assets	$22,172	$2,257	$24,429
Property and equipment	21,029	(428)	20,601
Identifiable intangible assets	71,792	374	72,166
Goodwill	50,873	(1,593)	49,280
Long-term assets	170	—	170
Total assets acquired	$166,036	$610	$166,646
Current liabilities	(10,769)	(892)	(11,661)
Long-term liabilities (1)	(15,265)	282	(14,983)
Net assets acquired	$140,002	$—	$140,002

(1) Includes $14.7 million and $14.5 million as initially reported and as adjusted, respectively, in deferred tax liabilities associated with tangible and intangible assets acquired.
Of the $72.2 million of acquired intangible assets, $56.9 million was provisionally assigned to customer relationships which are being amortized over fifteen years, $0.7 million was provisionally assigned to the Genoptix trade name which is being amortized over one year, and $14.6 million was provisionally assigned to trade marks which are assigned as indefinite-lived assets.
The goodwill arising from the acquisition of Genoptix includes revenue synergies as a result of our existing customers and Genoptix’ customers having access to each other’s testing menus and capabilities and also from the new product lines which Genoptix adds to the Company’s product portfolio, including the use of COMPASS and CHART trademarks. None of the

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

goodwill is expected to be deductible for income tax purposes. The provisional fair value of accounts receivable acquired is approximately $16.6 million, net of a $1.5 million fair value adjustment.

The following unaudited pro forma information (in thousands) have been provided for illustrative purposes only and are not necessarily indicative of results that would have occurred had the acquisition of Genoptix been in effect since January 1, 2017, nor are they necessarily indicative of future results.

Three Months Ended March 31, 2018
Revenue	$87,703
Net (loss)	$(420)
Net (loss) available to common shareholders	$(3,275)

The unaudited pro forma consolidated results have been prepared by adjusting our historical results to include the acquisition of Genoptix as if it occurred on January 1, 2017. These unaudited pro forma consolidated historical results were then adjusted for certain items, primarily related to: a net increase in amortization expense during the three months ended March 31, 2018 due to higher intangible assets recorded related to the acquisition of Genoptix and a reduction in interest expense during the three months ended March 31, 2018 as we did not acquire the existing debt.

Note F – Goodwill and Intangible Assets
Goodwill as of March 31, 2019 and December 31, 2018 was $196.3 million and $197.9 million, respectively.  In 2019, we recorded measurement period adjustments of $1.6 million. Refer to Note E herein for further detail.
Intangible assets as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

		March 31, 2019
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	12-24 months	$3,675	$3,211	$464
Non-Compete Agreement	24 months	27	21	6
Customer Relationships	180 months	142,000	19,185	122,815
Trade Name - Indefinite-lived	—	14,559	—	14,559
Total		$160,261	$22,417	$137,844

		December 31, 2018
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	12-24 months	$3,675	$3,042	$633
Non-Compete Agreement	24 months	27	18	$9
Customer Relationships	180 months	141,626	16,798	$124,828
Trade Name - Indefinite-lived	—	14,559	—	14,559
Total		$159,887	$19,858	$140,029

We recorded approximately $2.6 million and $1.4 million in straight-line amortization expense of intangible assets for the three month periods ended March 31, 2019 and 2018, respectively.  The Company records amortization expense as a general and administrative expense.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2019 is as follows (in thousands):

Remainder of 2019	$7,549
2020	9,467
2021	9,467
2022	9,467
2023	9,467
Thereafter	77,868
Total	$123,285

Note G – Debt

The following table summarizes the long term debt at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Term Loan Facility	$94,782	$96,750
Revolving Credit Facility	5,000	5,000
Other finance obligations	11,754	11,548
Total Debt	$111,536	$113,298
Less: Debt issuance costs	(914)	(997)
Less: Current portion of long-term debt and other finance obligations	(14,374)	(14,171)
Total Long-Term Debt, net	$96,248	$98,130

The carrying value of the Company’s long-term finance obligations and term debt approximates its fair value based on the current market conditions for similar instruments.
Term Loan
On December 22, 2016, the Company entered into a credit agreement with Regions Bank (the “Credit Agreement”) as administrative agent and collateral agent.  The Credit Agreement provided for a $75 million term loan facility (the “Term Loan Facility”) and a $75 million revolving credit facility (the “Revolving Credit Facility”). On June 21, 2018, the Company entered into an amendment to the Credit Agreement (the “Amendment”) which provided for an additional term loan in the amount of $30 million, for which revised terms are included below.
On March 31, 2019 and December 31, 2018, the Company had current outstanding borrowings under the Term Loan Facility, as amended, of approximately $7.9 million, and long-term outstanding borrowings of approximately $86.0 million and $87.9 million, net of unamortized debt issuance costs of $0.9 million and $1.0 million, respectively.  These costs were recorded as a reduction in the carrying amount of the related liability and are being amortized over the life of the loan.
The Term Loan Facility bears interest at a rate per annum equal to an applicable margin plus, at NeoGenomics’ option, either (1) the Adjusted LIBOR rate for the relevant interest period, as defined within the Credit Agreement, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus 0.5% per annum and (c) the one month LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin will range from 2.25% to 4.00% for LIBOR loans and 1.25% to 3.00% for base rate loans, in each case based on NeoGenomics’ consolidated leverage ratio (as defined in the Credit Agreement and revised in the Amendment). Interest on borrowings is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of Adjusted LIBOR loans.  The Company entered into interest rate swap agreements to hedge against changes in the variable rate for a portion of both the Term Loan Facility and the Amendment.  See Note H-Derivative Instruments and Hedging Activities for more information on these instruments.
The Term Loan Facility and amounts borrowed under the Revolving Credit Facility are secured on a first priority basis by a security interest in substantially all of the tangible and intangible assets of NeoGenomics.  The Term Loan Facility contains various affirmative and negative covenants including ability to incur liens and encumbrances; make certain restricted payments, including paying dividends on its equity securities or payments to redeem, repurchase or retire its equity securities; enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with its affiliates, and materially alter the business it

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

conducts.  In addition, the Company must meet certain maximum leverage ratios and fixed charge coverage ratios as of the end of each fiscal quarter.  The Company was in compliance with all financial covenants as of March 31, 2019.
The Term Loan Facility and Amendment have a maturity date of December 22, 2021.  The Credit Agreement requires NeoGenomics to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) beginning with the fiscal year ended December 31, 2018, 75% of consolidated excess cash flow (as defined) if NeoGenomics’ consolidated leverage ratio is greater than or equal to 3.25:1.0 or 50% of consolidated excess cash flow (as defined) if NeoGenomics’ consolidated leverage ratio is less than or equal to 3.25:1.0 but greater than or equal to 2.75:1.0 and (iv) 100% of net cash proceeds from issuances of permitted equity securities by NeoGenomics made in order to cure a failure to comply with the financial covenants. NeoGenomics is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility at any time without penalty.

Revolving Credit Facility
During the fourth quarter of 2018, $5.0 million was drawn from the revolving credit facility, resulting in outstanding borrowings of $5.0 million as of December 31, 2018 and March 31, 2019.

The Revolving Credit Facility includes a $10.0 million swingline sublimit, with swingline loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Revolving Credit Facility is due and payable on December 22, 2021 or such earlier date as the obligations under the Credit Agreement become due and payable pursuant to the terms of the Credit Agreement.  The Revolving Credit Facility bears interest at a rate per annum equal to an applicable margin plus, at NeoGenomics’ option, either (1) the Adjusted LIBOR rate for the relevant interest period, as defined within the Credit Agreement (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus 0.5% per annum and (c) the one month LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin will range from 2.25% to 4.00% for Adjusted LIBOR loans and 1.25% to 3.00% for base rate loans, in each case based on NeoGenomics’ consolidated leverage ratio. Interest on the outstanding principal of the Term Loan Facility will be payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans.
The Credit Agreement, as amended, requires NeoGenomics to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) beginning with the fiscal year ended December 31, 2018, 75% of consolidated excess cash flow (as defined) if NeoGenomics’ consolidated leverage ratio is greater than or equal to 3.25:1.0 or 50% of consolidated excess cash flow (as defined) if NeoGenomics’ consolidated leverage ratio is less than or equal to 3.25:1.0 but greater than or equal to 2.75:1.0 and (iv) 100% of net cash proceeds from issuances of permitted equity securities by NeoGenomics made in order to cure a failure to comply with the financial covenants. NeoGenomics is permitted to voluntarily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility at any time without penalty, subject to customary “breakage” costs with respect to prepayments of Adjusted LIBOR rate loans made on a day other than the last day of any applicable interest period.
Other Finance Obligations
The Company has entered into loans with various banks to finance the purchase of laboratory equipment, office equipment and leasehold improvements.  These loans mature at various dates through 2021 and the weighted average interest rate under such loans was approximately 4.82% at March 31, 2019 and 4.56% at December 31, 2018.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Maturities of Long-Term Debt
Maturities of long-term debt at March 31, 2019 are summarized as follows (in thousands):

	Term Loan and Revolving Credit Facility	Finance Obligations	Total Long-Term Debt
Remainder of 2019	$5,905	$5,077	$10,982
2020	7,873	4,729	12,602
2021	86,004	1,888	87,892
2022	—	60	60
	99,782	11,754	111,536
Less: Current portion of long-term debt	(7,873)	(6,501)	(14,374)
Less: Debt issuance costs	(914)	—	(914)
Long-term debt, net	$90,995	$5,253	$96,248

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note H – Derivative Instruments and Hedging Activities

In December of 2016 and June of 2018, the Company entered into interest rate swap agreements to reduce the Company's exposure to interest rate fluctuations on the Company's variable rate debt obligations.  These derivative financial instruments are accounted for at fair value as cash flow hedges, which effectively modifies the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate obligation, thus reducing the impact of interest rate changes on future interest expense.

Under these agreements, we receive a variable rate of interest based on LIBOR and we pay a fixed rate of interest. The following table summarizes the interest rate swap agreements.

	December 2016 Hedge	June 2018 Hedge
Notional Amount	$50 million	$20 million (1)
Effective Date	December 30, 2016	June 29, 2018
Index	One month LIBOR	One month LIBOR
Maturity	December 31, 2019	December 31, 2021
Fixed Rate	1.59%	2.98%

(1) The notional amount increases to $70 million upon maturity of December 2016 hedge on December 31, 2019.

The fair value of the interest rate swaps will be included in other long term assets or liabilities, when applicable.  As of March 31, 2019 and December 31, 2018, the fair value of the derivative financial instruments included in other long-term assets were $0.3 million and $0.5 million, respectively. As of March 31, 2019 and December 31, 2018, the fair value of the derivative financial instruments included in other long-term liabilities were $1.3 million and $0.9 million, respectively. Fair value adjustments are recorded as an adjustment to accumulated other comprehensive earnings, except that any gains and losses on ineffectiveness of the interest rate swap would be recorded as an adjustment to other expense (income), net. Fair value adjustments will be reclassified to interest expense in the period during which the hedged transaction affects earnings, whether upon termination or maturity. Hedge effectiveness is assessed quarterly. The Company determined that the interest rate swaps are highly effective and, thus, there is no impact to the Company's consolidated statements of operations. Upon termination of the interest rate swap agreement, we will reclassify gains or losses on derivative instruments from accumulated other comprehensive income (“AOCI”) to earnings. If the swap were terminated, based on interest rates in effect at March 31, 2019, we estimate that we would reclassify approximately $1.0 million from AOCI to earnings during the next twelve months as the anticipated cash flows occur. Amounts reclassified for gains or losses on derivative instruments during the first quarter of 2019 were not material.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note I – Class A Redeemable Convertible Preferred Stock

On December 30, 2015, the Company issued 14,666,667 shares of its Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") as part of the consideration for the acquisition of Clarient.  The Series A Preferred Stock had a face value of $7.50 per share for a total liquidation value of $110 million.  On December 22, 2016, the Company redeemed 8,066,667 shares of the Series A Preferred Stock for $55.0 million in cash.  The redemption amount per share equaled $6.82 ($7.50 minus the liquidation discount of 9.09%).  In December 2017, the Company issued 264,000 additional shares of preferred stock as a paid-in-kind dividend, resulting in a balance of 6,864,000 shares of Series A Preferred Stock outstanding at  March 31, 2018.

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

Beneficial Conversion Features (“BCF”)

The fair value of the common stock into which the Series A Preferred Stock was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the date of issuance and after the partial redemption in December of 2016 by approximately $44.7 and $20.1 million, respectively, resulting in a beneficial conversion feature.  The Company recognized the beneficial conversion feature as non-cash, deemed dividends to the holder of Series A Preferred Stock over the first three years the Series A Preferred Stock was outstanding, as the date the stock first becomes convertible was three years from the issue date.  In addition to the BCF recorded at the original issue date, we recorded additional BCF discounts for payment-in-kind shares accrued for the quarter ended March 31, 2018 as dividends.

Classification

Prior to redemption, the Company classified the Preferred Stock as temporary equity on the consolidated balance sheets due to certain change in control events that are outside the Company’s control, including deemed liquidation events described in the Series A Certificate of Designation.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note J – Equity
We recorded approximately $2.1 million and $1.6 million in stock based compensation expense for the three month periods ended March 31, 2019 and 2018, respectively.
A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2018	6,839,417	$7.63
Options granted	688,084	$19.12
Less:
Options exercised	635,257	$6.23
Options canceled or expired	2,500	$8.04
Options outstanding at March 31, 2019	6,889,744	$8.84
Exercisable at Exercisable at March 31, 2019	2,584,373	$6.84
The fair value of each stock option award granted during the three months ended March 31, 2019 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

Three Months Ended March 31, 2019
Expected term (in years)	3.0 - 4.5
Risk-free interest rate (%)	2.5%
Expected volatility (%)	38.9% - 44.0%
Dividend yield (%)	—
Weighted average fair value/share at grant date	$5.64

As of March 31, 2019, there was approximately $7.5 million of unrecognized share based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.4 years.

A summary of the restricted stock activity under the Company’s plans for the three months ended March 31, 2019 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	282,508	$9.01
Granted	182,502	$19.20
Vested	—	$—
Nonvested at March 31, 2019	465,010	$13.01

Employee Stock Purchase Plan (ESPP)

We offer an ESPP through which eligible employees may purchase shares of our common stock at a discount of 15% of the fair market value of the Company’s common stock. During the three months ended March 31, 2019 and 2018, employees purchased 36,154 and 36,922 shares, respectively under the ESPP.  The expense recorded for each of periods was approximately $0.1 million.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note K - Income Taxes

To calculate its interim tax provision, at the end of each interim period the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. The effect of changes in enacted tax laws or rates and excess tax benefits and tax deficiencies related to future stock option exercises are recognized in the interim period in which the change occurs. In addition, the effect of significant, unusual, or infrequent items are recognized in the interim period in which the event occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or the tax environment changes.

The income tax benefit for the three months ended March 31, 2019, relates primarily to pre-tax loss incurred for the period including the Health Discovery Corporation litigation (see Note L) for which the income tax benefit is recognized within the quarter. The Company’s effective tax rate of 45.5% for the three months ended March 31, 2019, differs from the federal statutory rate of 21% primarily due to permanent differences from stock compensation and losses in foreign jurisdictions with no associated tax benefit.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note L – Commitments and Contingencies

Legal Matters
The Company is involved in ongoing litigation with Health Discovery Corporation (“HDC”) regarding the use of certain licensed technology under a Master License Agreement (“MLA”) dated January 6, 2012 between the Company and HDC.  As required under the MLA, the parties were required to submit such matters in dispute under the MLA to binding arbitration. An arbitration hearing took place in December 2018, where the Company vigorously defended its legal rights and remedies pertaining to this licensing dispute. On April 25, 2019, the American Arbitration Association’s Panel of Arbitrators (the “Panel”) issued their ruling (the “Final Award”) which, in pertinent part, terminated the MLA, awarded $1.5 million to HDC in connection with the claims SmartFlow infringes a valid patent and internal use by NeoGenomics was subject to milestone and royalty payments, and awarded $5.1 million to HDC with respect to the claim of lack of development and commercialization of SVM-CYTO. All other claims by HDC were denied. NeoGenomics’ request for a declaratory judgment was denied and its counterclaims were denied.

The Company is currently evaluating its options in connection with the Panel ruling; however, the Company recorded an accrual of $4.9 million, net of tax, for this matter for the quarter ended March 31, 2019.

Note M – Related Party Transactions

On November 4, 2016, the Company entered into an amended and restated consulting agreement with Steven C. Jones, a director, officer and shareholder of the Company whereby Mr. Jones would provide consulting services to the Company in the capacity of Executive Vice President. The Amended and Restated Consulting Agreement has an initial term of November 4, 2016 through April 30, 2020, which automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. On May 6, 2019, the Company and Mr. Jones entered into a letter agreement to modify certain provisions of the consulting agreement (the “Letter Agreement”) which modifications included, by mutual agreement of the parties, the following: automatic expiration of the consulting agreement on April 30, 2020 unless the parties mutually agree to renew it in writing; a description of consulting services to be provided to the Company (the “Services”) with a target of up to 15 hours per month of working time and attention to the Company; a fixed monthly cash consulting fee in the amount of $5,000 per month for the provision of Services; and continuation of health insurance coverage at the levels currently in effect.
During the three months ended March 31, 2019 and 2018, Mr. Jones earned approximately $38,000 and $46,000, respectively for consulting work performed in connection with his duties as Executive Vice President and for reimbursement of related expenses. During the same period, Mr. Jones also earned $12,500 and $12,500, respectively, as compensation for his services on the Board. Mr. Jones also received approximately $58,000 and $32,000 during the three months ended March 31, 2019 and 2018, respectively, as payment of his annual bonus compensation for the previous fiscal years. The Company did not grant stock or restricted stock to any of its Board members, including Mr. Jones, during the three months ended March 31, 2019 or March 31, 2018.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note N – Segment Information
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

The following table summarizes segment information for the three month periods ended March 31, 2019 and 2018, respectively (in thousands).

	Three Months Ended March 31,
	2019	2018
Net revenues:
Clinical Services	$86,210	$56,971
Pharma Services	9,367	6,452
Total Revenue	$95,577	$63,423

Cost of revenue:
Clinical Services	$42,651	$31,042
Pharma Services	5,811	5,078
Total Cost of Revenue	$48,462	$36,120

Gross Profit:
Clinical Services	$43,559	$25,929
Pharma Services	3,556	1,374
Total Gross Profit	$47,115	$27,303

Operating expenses:
General and administrative	$32,142	$17,067
Research and development	1,209	956
Sales and marketing	11,216	6,775
Total operating expenses	44,567	24,798
Income from Operations	2,548	2,505
Interest expense, net	1,826	1,486
Other expense (income)	5,169	(63)
(Loss) income before taxes	(4,447)	1,082
Income tax (benefit) expense	(2,023)	438
Net (Loss) Income	$(2,424)	$644

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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We operate a network of cancer-focused testing laboratories in the United States, Europe and Asia. Our mission is to improve patient care through exceptional cancer-focused testing services. Our vision is to become the World’s leading cancer testing and information company by delivering uncompromising quality, exceptional service and innovative solutions.
As of March 31, 2019, the Company had laboratory locations in Ft. Myers and Tampa, Florida; Atlanta, Georgia; Aliso Viejo, Carlsbad and Fresno, California; Houston, Texas; Nashville, Tennessee; Rolle, Switzerland and Singapore. The Company currently offers the following types of testing services:
a.Cytogenetics (karyotype analysis) - the study of normal and abnormal chromosomes and their relationship to disease. It involves analyzing the chromosome structure to identify changes from patterns seen in normal chromosomes. Cytogenetic studies are often performed to provide diagnostic, prognostic and occasionally predictive information for patients with hematological malignancies.
b.Fluorescence In-Situ Hybridization (“FISH”) - a molecular cytogenetic technique that focuses on detecting and localizing the presence or absence of specific DNA sequences and genes on chromosomes. The technique uses fluorescent probes that bind to only those parts of the chromosome with which they show a high degree of sequence similarity. Fluorescence microscopy is used to visualize the fluorescent probes bound to the chromosomes. FISH can be used to help identify numerous types of gene alterations, including amplifications, deletions, and translocations.
c.Flow cytometry - a technique utilized to measure the characteristics of cell populations. Typically performed on liquid samples such as peripheral blood and bone marrow aspirate, it may also be performed on solid tissue samples such as lymph nodes following additional processing steps. Cells are labeled with selective fluorescent antibodies and analyzed as they flow in a fluid stream through a beam of light. The properties measured in these antibodies include the relative size, relative granularity or internal complexity, and relative fluorescence intensity. These fluorescent antibodies bind to specific cellular antigens and are used to identify abnormal and/or malignant cell populations. Flow cytometry is typically utilized in diagnosing a wide variety of hematopoietic and lymphoid neoplasms. Flow cytometry is also used to monitor patients during the course of therapy to identify extremely low levels of residual malignant cells, known as minimal residual disease (MRD).
d.Immunohistochemistry (IHC) and Digital Imaging – Refers to the process of localizing cellular proteins in tissue sections and relies on the principle of antigen-antibody binding.. IHC is widely used in the diagnosis of abnormal cells such as those found in cancer. Specific surface membrane, cytoplasmic, or nuclear markers may be identified. IHC is also widely used to understand the distribution and localization of differentially expressed proteins. Digital imaging allows clients to visualize scanned slides, and also perform quantitative analysis for certain stains. Scanned slides are received online in real time and can be previewed often a full day before the glass slides can be shipped back to clients.
e.Molecular testing - a rapidly growing field which includes a broad range of laboratory techniques utilized in cancer testing. Most molecular techniques rely on the analysis of DNA and/or RNA, as well as the structure and function of genes at the molecular level. Molecular testing technologies include: DNA fragment length analysis; polymerase chain reaction (PCR) analysis; reverse transcriptase polymerase chain reaction (RT-PCR) analysis, real-time (or quantitative) polymerase chain reaction (pPCR) analysis; bi-directional Sanger sequencing analysis;and Next-Generation Sequencing (NGS) analysis.
f.Morphologic analysis – refers to the process of analyzing cells under the microscope by a pathologist, usually for the purpose of diagnosis. Morphologic analysis may be performed on a wide variety of samples, such as peripheral blood, bone marrow, lymph node, and other sites such as lung, breast, etc. The services provided at NeoGenomics may include primary diagnosis, in which a sample is received for processing and our pathologists provide the initial diagnosis; or may include secondary consultations, in which slides and/or tissue blocks are received from an outside institution for second opinion. In the latter setting, the expert pathologists at NeoGenomics assist our client pathologists on their most difficult and complex cases.
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
In addition, we directly serve oncology and other clinician practices that prefer to have a direct relationship with a laboratory for cancer-related testing services. We typically service these types of clients with a comprehensive service offering where we perform both the technical and professional components of the tests ordered. Included in these service offerings are our COMPASS and CHART reports. COMPASS is a hematopathologist-directed multi-platform comprehensive evaluation, which includes an integrated assessment in the final COMPASS consultation report. CHART is a longitudinal patient report comprised of a series of COMPASS reports generated over time. In certain instances larger clinician practices have begun to internalize some components of pathology services. When pathology interpretation services are internalized, our “tech-only” service offering allows these larger clinician practices to also participate in the diagnostic process by performing the PC interpretation services on TC testing performed by NeoGenomics. In these instances, NeoGenomics will typically provide all of the more complex, Molecular testing services.
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
•Validation laboratory services; and
•Data services.
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
Our laboratory teams will focus on service by improving the customer experience. We intend to accomplish this through the development and launch of innovative assays, informatics products and companion diagnostics as well as enhancements to our educational programs. We expect this to result in increased product and process understanding, increased ability to gain market share as well as enabling us to maintain our high levels of client retention.
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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

World-class Medical and Scientific Team
Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology.  As of March 31, 2019, we employed, or are contracted with, approximately 100 full-time MDs and PhDs. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories. Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases. For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to Pharmaceutical companies.
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
Please see the section captioned Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019 and as amended and filed with the SEC on May 8, 2019, for a detailed description of our business.

Results of Operations for the Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018
The following table presents the consolidated statements of operations as a percentage of revenue:

	Three Months Ended March 31,
	2019	2018
Net revenue	100.0%	100.0%
Cost of revenue	50.7%	57.0%
Gross Profit	49.3%	43.0%
Operating expenses:
General and administrative	33.6%	26.9%
Research and development	1.3%	1.5%
Sales and marketing	11.7%	10.7%
Total operating expenses	46.6%	39.1%
Income from operations	2.7%	3.9%
Interest expense, net	1.9%	2.3%
Other expense	5.4%	(0.1)%
Income (loss) before income taxes	(4.7)%	1.7%
Income tax expense (benefit)	(2.1)%	0.7%
Net income (loss)	(2.5)%	1.0%

The following table presents consolidated net revenue for the test type indicated ($ in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Clinical Services	$86,210	$56,971	$29,239	51.3%
Pharma Services	9,367	6,452	2,915	45.2%
Total Revenue	$95,577	$63,423	$32,154	50.7%

Revenue
Clinical Services revenue for the three month period ending March 31, 2019 increased $29.2 million, compared to the same period in 2018.  Testing volumes also increased in our clinical genetic testing business by approximately 31.1% for the three month period ending March 31, 2019 compared to the same period in 2018. The increases in revenue and volume primarily reflect the acquisition of Genoptix, organic volume growth, as well as the benefit of reimbursement initiatives. We continue to negotiate managed care and group purchasing contracts to increase our in-network coverage, which should improve reimbursement rates and facilitate the addition of new accounts.

Pharma Services revenue for the three month period ended March 31, 2019 increased $2.9 million, compared to the same period in 2018.  In addition, our backlog of signed contracts has continued to grow from $98.9 million as of December 31, 2018 to $100.8 million as of March 31, 2019. The expansion of our Pharma facility in Houston, Texas, provides additional capacity to manage this backlog. We expect this backlog to result in higher revenues in future quarters.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We also expect to achieve accelerating revenue growth in our Pharma Services segment due to our international presence. In addition to our laboratory in Rolle, Switzerland, we announced a global strategic partnership with Pharmaceutical Product Development, LLC (“PPD”) in 2018, and continued our international expansion including the opening of a laboratory in Singapore.
The following table shows Clinical Services revenue, cost of revenue, requisitions received and tests performed for the three months ended March 31, 2019 and 2018.  This data excludes tests performed for Pharma customers.
Testing revenue and cost of revenue are presented in thousands below:

	Three Months Ended March 31,
	2019	2018	% Change
Requisitions received (cases)	155,963	105,229	48.2%
Number of tests performed	234,317	178,794	31.1%
Avg. number of tests/requisition	1.50	1.70	(11.6)%

Total clinical services testing revenue	$86,210	$56,971	51.3%
Average revenue/requisition	$553	$541	2.1%
Average revenue/test	$368	$319	15.5%

Cost of revenue	$42,651	$31,042	37.4%
Average cost/requisition	$273	$295	(7.3)%
Average cost/test	$182	$174	4.8%

We continue to realize growth in our clinical testing revenue, which we believe is the direct result of our efforts to innovate by developing and maintaining one of the most comprehensive cancer testing menus in the industry.  Our broad test menu enables our sales teams to identify opportunities for increasing revenues from existing clients and allows us to gain market share from competitors as well as attract new clients looking for a one-stop shop.

Average revenue per test increased 15.5% for the three month period ended March 31, 2019, compared to the corresponding period in 2018. These changes reflect the acquisition of Genoptix as well as the positive impact of our internal reimbursement initiatives, partially offset by changes in Medicare reimbursement and regulation.

Cost of Revenue and Gross Profit
Average cost per test increased 4.8% for the three month period ended March 31, 2019, compared to the corresponding period in 2018, primarily reflecting the acquisition of Genoptix. This increase was partially offset by increased automation in our laboratories as well as the benefit of increased economies of scale.  In addition, our laboratory teams have been extremely focused on reducing their cost per test across all departments.
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated cost of revenue and gross profit metrics are as follows ($ in thousands):

	Three Months Ended March 31,
	2019	2018	% Change
Cost of revenue:
Clinical Services	$42,651	$31,042	37.4%
Pharma Services	5,811	5,078	14.4%
Total Cost of Revenue	$48,462	$36,120	34.2%
Cost of revenue as a % of revenue	50.7%	57.0%
Gross Profit:
Clinical Services	$43,559	$25,929	68.0%
Pharma Services	3,556	1,374	158.8%
Total Gross Profit	$47,115	$27,303	72.6%
Gross Profit Margin	49.3%	43.0%
Consolidated cost of revenue in dollars increased for the three months ended March 31, 2019 when compared to the same period in 2018 while cost of revenue as a percentage of revenue decreased year-over-year.  These increases in cost of revenue are largely due to the acquisition of Genoptix.
Gross profit margin increased for the three months ended March 31, 2019, compared to the same period in 2018. Gross margin improvement reflects the impact of volume growth, higher revenue per test, productivity gains, and cost efficiencies.
General and Administrative Expenses
General and administrative expenses consist of employee-related costs (salaries and fringe benefits) for our billing, finance, human resources, information technology and other administrative personnel as well as stock-based compensation. We also allocate professional services, facilities expense, IT infrastructure costs, depreciation, amortization and other administrative-related costs to general and administrative expenses.
Consolidated general and administrative expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2019	2018	$ Change	% Change
General and administrative	$32,142	$17,067	$15,075	88.3%
As a % of revenue	33.6%	26.9%

General and administrative expenses increased $15.1 million for the three month period ended March 31, 2019, compared to the same period in 2018. The increase reflects the acquisition of Genoptix as well as higher payroll and payroll related expenses due to increases in headcount. Additionally, these expenses include approximately $1.3 million in acquisition and integration related costs.
We expect our general and administrative expenses to increase but remain stable as a percentage of revenue as we add employee and compensation expenses, incur additional expenses associated with the expansion of our facilities, and as we continue to expand our physical and technological infrastructure to support our anticipated growth.
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, including payroll and payroll related costs, maintenance and depreciation of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2019	2018	$ Change	% Change
Research and development	$1,209	$956	$253	26.4%
As a % of revenue	1.3%	1.5%

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and development expenses increased $0.3 million for the three months ended March 31, 2019, compared to the same period in 2018. This increase reflects the acquisition of Genoptix as well as investments in personnel and assay development.

We anticipate research and development expenditures will increase in future quarters as we invest in innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2019	2018	$ Change	% Change
Sales and marketing	$11,216	$6,775	$4,441	65.5%
As a % of revenue	11.7%	10.7%

Sales and marketing expenses increased $4.4 million for the three months ended March 31, 2019, compared to the same period in 2018. This increase primarily reflects the acquisition of Genoptix as well as higher commissions due to our increase in revenues, the expansion of our sales team and continued investment in marketing. We expect higher commissions expense in the coming quarters as the sales representatives’ continue generating new business with a focus on oncology office sales. We expect our sales and marketing expenses over the long term to increase as our test volumes increase.
Interest Expense, net
Net interest expense is comprised of interest incurred on our term debt, revolving credit facility and our other financing obligations offset by the interest income we earn on cash deposits. Net interest expense for the three months ending March 31, 2019 increased 22.9%, or $0.3 million, compared to the same period in 2018. These increases reflect changes in interest rates as well as the additional $30 million term loan entered into in the second quarter of 2018. We expect our interest expense to fluctuate based on timing of advances and payments on our revolving credit facility.
Earnings Per Share
The following table provides consolidated net loss available to common stockholders for each period along with the computation of basic and diluted net loss per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,424)	$(2,212)

Basic weighted average shares outstanding	94,740	80,507
Effect of potentially dilutive securities	—	—
Diluted weighted average shares outstanding	94,740	80,507

Basic net loss per share	$(0.03)	$(0.03)
Diluted net loss per share	$(0.03)	$(0.03)

Non-GAAP Measures

Use of Non-GAAP Financial Measures

The Company’s financial results are provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and using certain non-GAAP financial measures.  Management believes that presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors and facilitates the analysis of

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Company’s operating results and comparison of operating results across reporting periods and between entities. Management also uses non-GAAP financial measures for financial and operational decision making, planning and forecasting purposes and to manage the Company’s business. Management believes that Adjusted EBITDA is a key metric for our business because it is used by our lenders in the calculation of our debt covenants.  Management also believes that these non-GAAP financial measures enable investors to evaluate our operating results and future prospects in the same manner as management.  The non-GAAP financial measures do not replace the presentation of GAAP financial results and should only be used as a supplement to, and not as a substitute for, the Company’s financial results presented in accordance with GAAP.  There are limitations inherent in non-GAAP financial measures because they exclude charges and credits that are required to be included in a GAAP presentation, and do not therefore present the full measure of the Company’s recorded costs against its net revenue.  In addition, the Company’s definition of the non-GAAP financial measures below may differ from non-GAAP measures used by other companies.

Definitions of Non-GAAP measures

Non–GAAP EBITDA

We define “EBITDA” as net income from continuing operations before: (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense.

Non–GAAP Adjusted EBITDA

“Adjusted EBITDA” is defined by NeoGenomics as net income (loss) from continuing operations before: (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, non-cash stock-based compensation expense, and if applicable in a reporting period, acquisition-related transaction expenses, (vi) non-cash impairments of intangible assets, (vii) debt financing costs, (viii) and other significant non-recurring or non-operating (income) or expenses.

We believe that EBITDA and Adjusted EBITDA provide more consistent measures of operating performance between entities and across reporting periods by excluding cash and non-cash items that can vary significantly between companies. In addition, adjusted EBITDA is a metric that is used by our lenders in the calculation of our debt covenants.  Adjusted EBITDA also assists investors in performing analysis that is consistent with financial models developed by independent research analysts.

EBITDA and Adjusted EBITDA (as defined by us) are not measurements under GAAP and may differ from non-GAAP measures used by other companies.  We believe there are limitations inherent in non-GAAP financial measures such as EBITDA and Adjusted EBITDA because they exclude a variety of charges and credits that are required to be included in a GAAP presentation, and do not therefore present the full measure of NeoGenomics' recorded costs against its net revenue.  Accordingly, we encourage investors to consider both non-GAAP results together with GAAP results in analyzing our financial performance.

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three months ended March 31, 2019:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31, 2019
	2019	2018
Net Income (Loss) (GAAP)	$(2,424)	$644
Adjustments to Net Income:
Interest expense, net	1,826	1,486
Income tax (benefit) expense	(2,023)	438
Amortization of intangibles	2,559	1,413
Depreciation	5,271	3,633
EBITDA	$5,209	$7,614
Further Adjustments to EBITDA:
Acquisition and integration related expenses	1,266	—
Other significant non-recurring expense	5,145	—
Non-cash, stock-based compensation	2,139	1,624
Adjusted EBITDA (non-GAAP)	$13,759	$9,238

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
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the three months ended March 31, 2019 and 2018 as well balances of cash and cash equivalents and working capital (in thousands).

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$6,097	$14,312
Investing activities	(3,196)	(4,666)
Financing activities	483	(7,249)
Effects of foreign exchange rate changes on cash and cash equivalents	—	(45)
Net change in cash and cash equivalents	3,384	2,352
Cash and cash equivalents, beginning of period	$9,811	$12,821
Cash and cash equivalents, end of period	$13,195	$15,173
Working Capital,(1) end of period	$43,242	$44,468

(1) Defined as current assets less current liabilities.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows from Operating Activities
During the three months ended March 31, 2019, cash flows from operating activities were $6.1 million, a $8.2 million decrease compared to the same period in 2018.  The decrease was primarily due to an increase in accounts receivable of $8.1 million as well as an increase in inventory of $1.0 million, offset by a decrease in the change related to accounts payable and other accrued expenses of $2.3 million as compared to the prior year. Our receivables have increased over this period due to increases in revenue. Total accrued expenses reflects higher payroll and payroll-related expenses and increased accrued expenses associated with higher test volumes and strategic initiatives. The change in cash flows from operations is also due to our net loss for the period ending March 31, 2019 compared to our net income for the period ended March 31, 2018.
Cash Flows from Investing Activities
During the three months ended March 31, 2019, cash used in investing activities was $3.2 million, a decrease of approximately $1.5 million compared to the same period in 2018, primarily due to costs incurred for the construction of our laboratory in Houston, Texas in 2018.
Cash Flows from Financing Activities
During the three months ended March 31, 2019, cash provided by financing activities was $0.5 million as compared to cash used in financing activities of $7.2 million in the same period in 2018. Cash provided by financing activities during the three months ended March 31, 2019 consisted primarily of net cash proceeds of $4.2 million from stock option exercises, offset by repayment of term loan and other finance obligations of $3.8 million.
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
Liquidity Outlook
We had approximately $13.2 million in cash and cash equivalents as of March 31, 2019. In addition, we have a Revolving Facility which provides for up to $75 million in borrowing capacity of which $5 million is outstanding at March 31, 2019. Based on our level of Adjusted EBITDA and the balance drawn, approximately $70 million was available at that same date. We believe that the cash on hand, available credit lines and positive cash flows generated from operations will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months from the issuance of these financial statements.
Capital Expenditures
We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2019 will be in the range of $16 million to $20 million. During the three months ended March 31, 2019, we purchased approximately $5.2 million of capital equipment, software and leasehold improvements of which $2.0 million was acquired through capital lease obligations. We have funded and plan to continue funding these capital expenditures with lease financing arrangements, cash, and through bank loan facilities, if necessary.
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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the adoption of new accounting standards, including the new standard related to leases. For further details regarding our leases, see Note C.
Related Party Transactions
On November 4, 2016, the Company entered into an amended and restated consulting agreement with Steven C. Jones, a director, officer and shareholder of the Company whereby Mr. Jones would provide consulting services to the Company in the capacity of Executive Vice President. The Amended and Restated Consulting Agreement has an initial term of November 4, 2016 through April 30, 2020, which automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. On May 6, 2019, the Company and Mr. Jones entered into a letter agreement to modify certain provisions of the consulting agreement (the “Letter Agreement”) which modifications included, by mutual agreement of the parties, the following: automatic expiration of the consulting agreement on April 30, 2020 unless the parties mutually agree to renew it in writing; a description of consulting services to be provided to the Company (the “Services”) with a target of up to 15 hours per month of working time and attention to the Company; a fixed monthly cash consulting fee in the amount of $5,000 per month for the provision of Services; and continuation of health insurance coverage at the levels currently in effect.
During the three months ended March 31, 2019 and 2018, Mr. Jones earned approximately $38,000 and $46,000, respectively for consulting work performed in connection with his duties as Executive Vice President and for reimbursement of related expenses. During the same period, Mr. Jones also earned $12,500 and $12,500, respectively, as compensation for his services on the Board. Mr. Jones also received approximately $58,000 and $32,000 during the three months ended March 31, 2019 and 2018, respectively, as payment of his annual bonus compensation for the previous fiscal years. The Company did not grant stock options or restricted stock to any of its Board members, including Mr. Jones, during the three months ended March 31, 2019 or March 31, 2018.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings in the ordinary course of business, see Note L.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the for the year ended December 31, 2018; as filed with the SEC on February 26, 2019 and as amended and filed with the SEC on May 8, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1	Medical Services Agreement, dated December 5, 2018 between Lawrence Weiss, M.D., INC. and NeoGenomics Laboratories, Inc.

10.2	Employment Agreement, dated April 14, 2017 between NeoGenomics, Inc. and William Bonello

10.3	Letter Agreement, dated May 6 ,2019 between NeoGenomics, Inc. and Steven C. Jones

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Income (Loss) and (v) related notes

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