Form 10-Q
period 2019-06-30
NEOGENOMICS INC
filed 2019-08-07
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the registrant had 103,858,915 shares of Common Stock, par value $0.001 per share outstanding.

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
•Food and Drug Administration (“FDA”) regulation of Laboratory Developed Tests (“LDTs”);
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

ASSETS	June 30, 2019	December 31, 2018
Current assets
Cash and cash equivalents	$167,436	$9,811
Accounts receivable, net	89,991	76,919
Inventories	8,733	8,650
Prepaid assets	9,553	7,727
Other current assets	632	561
Total current assets	276,345	103,668
Property and equipment (net of accumulated depreciation of $59,455 and $50,127, respectively)	59,334	60,888
Operating lease right-of-use assets	26,057	—
Intangible assets, net	135,301	140,029
Goodwill	196,298	197,892
Other assets	3,332	2,538
Total assets	$696,667	$505,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,326	$17,779
Accrued compensation	19,621	19,062
Accrued expenses and other liabilities	7,893	8,986
Short-term portion of financing obligations	5,825	6,298
Short-term portion of operating leases	3,428	—
Short-term portion of term loan	5,000	7,873
Pharma contract liability	1,069	927
Total current liabilities	59,162	60,925
Long-term liabilities
Long-term portion of financing obligations	4,782	5,250
Long-term portion of operating leases	24,179	—
Long-term portion of term loans, net	94,250	87,880
Revolving credit facility	—	5,000
Other long term liabilities	4,443	3,060
Deferred income tax liability, net	20,117	22,457
Total long-term liabilities	147,771	123,647
Total liabilities	206,933	184,572
Stockholders' equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 103,834,212 and 94,465,440 shares issued and outstanding, respectively)	104	94
Additional paid-in capital	543,484	372,186
Accumulated other comprehensive loss	(2,163)	(579)
Accumulated deficit	(51,691)	(51,258)
Total stockholders’ equity	489,734	320,443
Total liabilities and stockholders' equity	$696,667	$505,015

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
NET REVENUE
Clinical Services	$88,982	$59,540	$175,192	$116,511
Pharma Services	12,731	8,206	22,098	14,658
Total Revenue	101,713	67,746	197,290	131,169

COST OF REVENUE	52,747	37,216	101,209	73,336

GROSS PROFIT	48,966	30,530	96,081	57,833
Operating expenses:
General and administrative	29,577	20,983	61,719	38,050
Research and development	2,587	1,073	3,796	2,029
Sales and marketing	12,324	7,680	23,540	14,455
Total operating expenses	44,488	29,736	89,055	54,534
INCOME FROM OPERATIONS	4,478	794	7,026	3,299
Interest expense, net	1,304	1,407	3,130	2,892
Other (income) expense	(10)	124	5,159	62
Loss on extinguishment of debt	1,018	—	1,018	—
Income (loss) before taxes	2,166	(737)	(2,281)	345
Income tax expense (benefit)	175	(357)	(1,848)	81
NET INCOME (LOSS)	1,991	(380)	(433)	264
Deemed dividends on preferred stock and amortization of beneficial conversion feature	—	2,771	—	5,627
Gain on redemption of preferred stock	—	(9,075)	—	(9,075)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,991	$5,924	$(433)	$3,712

INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$0.02	$0.07	$0.00	$0.05
Diluted	$0.02	$0.07	$0.00	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	98,297	81,017	96,734	80,789
Diluted	102,336	90,168	96,734	89,305
See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME (LOSS)	$1,991	$(380)	$(433)	$264

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	—	6	—	(22)
(Loss) gain on effective cash flow hedges	(1,027)	(266)	(1,584)	5
Total other comprehensive loss	(1,027)	(260)	(1,584)	(17)
COMPREHENSIVE INCOME (LOSS)	$964	$(640)	$(2,017)	$247

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2018	—	$—	94,465,440	$94	$372,186	$(579)	$(51,258)	$320,443
Common stock issuance ESPP Plan	—	—	36,032	—	419	—	—	419
Stock issuance fees and expenses	—	—	—	—	(66)	—	—	(66)
Loss on effective cash flow hedge	—	—	—	—	—	(557)	—	(557)
Issuance of restricted stock, net of forfeitures	—	—	182,502	—	—	—	—	—
Issuance of common stock for stock options	—	—	619,536	1	3,893	—	—	3,894
ESPP expense	—	—	—	—	119	—	—	119
Stock based compensation expense - options and restricted stock	—	—	—	—	2,020	—	—	2,020
Net loss	—	—	—	—	—	—	(2,424)	$(2,424)
Balance, March 31, 2019	—	$—	95,303,510	$95	$378,571	$(1,136)	$(53,682)	323,848
Common stock issuance ESPP Plan	—	—	37,255	—	653	—	—	653
Stock issuance fees and expenses	—	—	—	—	(211)	—	—	(211)
Loss on effective cash flow hedge	—	—	—	—	—	(1,027)	—	(1,027)
Issuance of restricted stock, net of forfeitures	—	—	(633)	—	—	—	—	—
Working capital adjustment related to acquisition	—	—	(99,524)	—	(1,977)	—	—	(1,977)
Issuance of common stock - Public Offering	—	—	8,050,000	8	160,766	—	—	160,774
Issuance of common stock for stock options	—	—	543,604	1	3,369	—	—	3,370
ESPP expense	—	—	—	—	162	—	—	162
Stock based compensation expense - options and restricted stock	—	—	—	—	2,151	—	—	2,151
Net income	—	—	—	—	—	—	1,991	1,991
Balance, June 30, 2019	—	$—	103,834,212	$104	$543,484	$(2,163)	$(51,691)	$489,734

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2017	6,864,000	$32,615	80,462,574	$80	$230,030	$274	$(58,422)	$171,962
Common stock issuance ESPP Plan	—	—	38,620	—	267	—	—	267
Stock issuance fees and expenses	—	—	—	—	(97)	—	—	(97)
Foreign currency translation adjustments	—	—	—	—	—	(45)	—	(45)
Gain on effective cash flow hedge	—	—	—	—	—	270	—	270
Issuance of common stock for stock options	—	—	67,259	1	215	—	—	216
Deemed dividends on preferred stock and amortization of beneficial conversion feature	—	2,856	—	—	—	—	(2,856)	(2,856)
ESPP expense	—	—	—	—	54	—	—	54
Stock based compensation expense - options and restricted stock	—	—	—	—	1,570	—	—	1,570
Net income	—	—	—	—	—	—	644	644
Balance, March 31, 2018	6,864,000	$35,471	80,568,453	$81	$232,039	$499	$(60,634)	$171,985
Common stock issuance ESPP Plan	—	—	31,686	—	231	—	—	231
Redemption of Series A Preferred Stock	(6,864,000)	(50,096)	—	—	—	—	—	—
Stock issuance fees and expenses	—	—	—	—	(46)	—	—	(46)
Foreign currency translation adjustments	—	—	—	—	—	24	—	24
Loss on effective cash flow hedge	—	—	—	—	—	(266)	—	(266)
Issuance of common stock for stock options	—	—	897,942	—	4,918	—	—	4,918
Deemed dividends on preferred stock and amortization of beneficial conversion feature	—	5,550	—	—	(20,929)	—	(2,771)	(23,700)
Gain on redemption of preferred stock		9,075	—	—	—	—	9,075	9,075
ESPP expense	—	—	—	—	56	—	—	56
Stock based compensation expense - options and restricted stock	—	—	—	—	2,277	—	—	2,277
Adjustment for adoption of accounting standards	—	—	—	—	(1,095)	—	1,130	35
Net loss	—	—	—	—	—	—	(380)	(380)
Balance, June 30, 2018	—	$—	81,498,081	$81	$217,451	$257	$(53,580)	$164,209

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018
Net (loss) income	$(433)	$264
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	10,352	7,444
Loss on disposal of assets	404	106
Loss on debt extinguishment	1,018	—
Amortization of intangibles	5,102	2,834
Amortization of debt issue costs	250	242
Non-cash stock based compensation	4,452	3,957
Non-cash operating lease expenses	2,218	—
Changes in assets and liabilities, net:
Accounts receivable, net	(13,178)	(338)
Inventories	(83)	576
Prepaid assets	(383)	(2,198)
Other current assets	(1,897)	(977)
Accounts payable, accrued and other liabilities	(6,446)	9,042
Net cash provided by operating activities	1,376	20,952
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,637)	(8,943)
Acquisition working capital adjustment	399	—
Net cash used in investing activities	(6,238)	(8,943)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances on revolving credit facility	—	10,000
Repayment of revolving credit facility	(5,000)	—
Redemption of preferred stock	—	(50,096)
Repayment of equipment and other loans	(3,644)	(3,014)
Proceeds from term loan	100,000	30,000
Repayment of term loan	(96,750)	(7,275)
Payments of debt issue costs	(954)	(576)
Issuance of common stock, net	8,061	5,588
Proceeds from equity offering, net	160,774	—
Net cash provided by (used in) financing activities	162,487	(15,373)
Effects of foreign exchange rate changes on cash and cash equivalents	—	(22)
Net change in cash and cash equivalents	157,625	(3,386)
Cash and cash equivalents, beginning of period	9,811	12,821
Cash and cash equivalents, end of period	$167,436	$9,435

Supplemental disclosure of cash flow information:
Cash paid for operating lease liabilities	$1,863	$—
Interest paid	$3,178	$2,703
Income taxes paid, net	$235	$49
Supplemental disclosure of non-cash investing and financing information:
Working capital adjustment related to acquisition	$1,977	$—
Equipment acquired under loan obligations	$2,702	$3,733
Property and equipment included in accounts payable	$970	$1,276

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note A – Nature of Business and Basis of Presentation

NeoGenomics, Inc., a Nevada corporation, and its subsidiaries (the “Parent”, “Company”, or “NeoGenomics”), operates as a certified, high complexity clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended (“CLIA”), and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories as well as providing clinical trial services to pharmaceutical firms.
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
Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.  The year-end consolidated balance sheet information has been derived from the audited consolidated financial statements in the annual report as of December 31, 2018.
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

The Company reports its activities in two operating segments; the Clinical Services Segment and the Pharma Services Segment. These reportable segments deliver testing services to hospitals, pathologists, oncologists, clinicians, pharmaceutical firms and researchers and represent 100% of the Company’s consolidated assets, net revenues and net income (loss) for each period presented. For further financial information about these segments, see Note N, Segment Information, in the accompanying notes to the consolidated financial statements.

Note B – Recently Adopted and Issued Accounting Guidance

Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Topic 842 supersedes the lease requirements in FASB ASC 840, Leases (Topic 840). Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most operating leases and provide enhanced disclosures.

The Company adopted Topic 842 effective January 1, 2019 using the modified retrospective method. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) assets of $9.7 million and corresponding operating lease liabilities of $10.1 million upon adoption. The adoption did not materially impact the Company’s Consolidated Statements of Operations or Cash Flows. Refer to Note C, Leases, herein for further details regarding the impact of the adoption of Topic 842 and other information related to the Company's lease portfolio.

Issued
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those years. The Company plans to

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

implement the new standard in the first quarter of 2020 using a modified retrospective approach, and is in the process of reviewing its credit loss models to assess the impact of the adoption of the standard on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Topic 350 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company does not expect the impact of the adoption of the standard to have a material impact on its consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs should be presented as a prepaid asset on the balance sheet and expensed over the term of the hosting arrangement. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of assessing the impact of the adoption of the standard on its consolidated financial statements as well as whether to early adopt the new standard.
Note C – Leases
The Company leases corporate offices and laboratory space throughout the world, all of which are classified as operating leases expiring at various dates and generally have terms ranging from 1 to 10 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Some of the Company's real estate lease agreements include options to either renew or early terminate the lease. Leases with renewal options allow the Company to extend the lease term typically between 1 and 5 years. When it is reasonably certain that the Company will exercise an option to renew or terminate a lease, these options are considered in determining the classification and measurement of the lease.
Lease liabilities are recorded based on the present value of the future lease payments over the lease term and assessed as of the commencement date. Incentives received from landlords, such as reimbursements for tenant improvements and rent abatement periods, effectively reduce the total lease payments owed for leases.
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
Operating Leases

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Operating lease costs include an immaterial amount of variable lease cost, and are recorded in cost of revenue and general and administrative expenses, depending on the nature of the leased asset. Aside from variable lease costs, operating lease costs represent fixed lease payments recognized on a straight-line basis over the lease term.
As of June 30, 2019, the maturities of our operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (in thousands):

Remaining Lease Payments
Remainder of 2019	$2,894
2020	4,589
2021	4,679
2022	4,107
2023	4,075
2024	4,097
Thereafter	12,705
Total remaining lease payments	37,146
Less: imputed interest	(9,539)
Total operating lease liabilities	27,607
Less: current portion	(3,428)
Long-term operating lease liabilities	$24,179
Weighted-average remaining lease term (in years)	8.4
Weighted-average discount rate	6.6%
The following summarizes additional supplemental data related to our operating leases (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs	$1,547	$3,094

		Six Months Ended June 30, 2019
Right-of-use assets obtained in exchange for operating lease liabilities		$18,563

Lease contracts that have been executed but which have not yet commenced as of June 30, 2019 are excluded from the tables above.
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year were as follows (in thousands):

Years ending December 31,
2019	$5,247
2020	2,798
2021	1,082
2022	453
2023	92
Thereafter	—
Total minimum lease payments	$9,672

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note D – Revenue Recognition and Contractual Adjustments
The Company has two operating segments for which it recognizes revenue; Clinical Services and Pharma Services. Our Clinical Services segment provides various clinical testing services to community-based pathology practices, hospital pathology labs and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and patients. Our Pharma Services segment supports pharmaceutical firms in their drug development programs by providing testing services and data analytics for clinical trials and research.
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
The Company also enters into other contracts, such as validation studies, for which the sole deliverable is a final report that is sent to sponsors at the completion of contracted activities. For these contracts, revenue is recognized at a point in time upon delivery of the final report to the sponsor. Any contracts that contain multiple performance obligations and include both units-of-service and point-in-time deliverables are accounted for as separate performance obligations and revenue is recognized as previously disclosed. The Company negotiates billing schedules and payment terms on a contract-by-contract basis. While the contract terms generally provide for payments based on a unit-of-service arrangement, the billing schedules, payment terms and related cash payments may not align with the performance of services and, as such, may not correspond to revenue recognized in any given period.
Amounts collected in advance of services being provided are deferred as contract liabilities on the Consolidated Balance Sheet. The associated revenue is recognized and the contract liability is reduced as the contracted services are subsequently performed. Contract assets are established for revenue that has been recognized but not yet billed. These contract assets are reduced once the customer is invoiced and a corresponding receivable is recorded. Additionally, certain costs to obtain contracts, primarily for sales commissions, are capitalized when incurred and are amortized over the term of the contract. Amounts capitalized for contracts with an initial contract term of twelve months or less are classified as current assets. All others are classified as non-current assets.
Most contracts are terminable by the customer, either immediately or according to advance notice terms specified within the contracts.  All contracts require payment of fees to the Company for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract.
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2019	December 31, 2018
Current pharma contract assets (1)	$139	$86
Long-term pharma contract assets (2)	541	268
Total pharma contract assets	$680	$354

Current pharma capitalized commissions (1)	$254	$271
Long-term pharma capitalized commissions (2)	840	650
Total pharma capitalized commissions	$1,094	$921

Current pharma contract liabilities (3)	$1,069	$927
Long-term pharma contract liabilities (4)	1,812	1,652
Total pharma contract liabilities	$2,881	$2,579
(1) Current pharma contract assets and Current pharma capitalized commissions are classified as "Other current assets" on the Consolidated Balance Sheets.
(2) Long-term pharma contract assets and Long-term pharma capitalized commissions are classified as "Other assets" on the Consolidated Balance Sheets.
(3) Current pharma contract liabilities are classified as "Current liabilities" on the Consolidated Balance Sheets.
(4) Long-term pharma contract liabilities are classified as "Other long-term liabilities" on the Consolidated Balance Sheets.
Pharma contract assets increased $0.3 million, or 92%, from December 31, 2018. Pharma contract liabilities increased $0.3 million, or 12%, from December 31, 2018 while capitalized commissions also increased by $0.2 million, or 19%. These increases are due to higher upfront fees driven by increases in the volume of Pharma contracts in process. Revenue recognized for the three and six months ended June 30, 2019 related to Pharma contract liability balances outstanding at the beginning of the period was $0.6 million and $1.9 million, respectively. Amortization of capitalized commissions for the three and six months ended June 30, 2019 was $0.4 million and $0.6 million, respectively.
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
The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

	Three Months Ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Clinical Services:
Client direct billing	$54,008	$40,847	$103,243	$79,561
Commercial Insurance	20,894	8,981	41,802	18,922
Medicare and Medicaid	13,719	9,024	29,581	17,201
Self-Pay	361	688	566	827
Total Clinical Services	$88,982	$59,540	$175,192	$116,511
Pharma Services:	12,731	8,206	22,098	14,658
Total Revenue	$101,713	$67,746	$197,290	$131,169

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note E – Acquisition
On December 10, 2018 (the “Acquisition Date”), the Company acquired all of the issued and outstanding shares of common stock of Genesis Acquisition Holding Corp (“Genesis”), and its wholly owned subsidiary, Genoptix, Inc. (“Genoptix”, and collectively with its subsidiaries and Genesis, referred to herein as "Genoptix"), for a purchase price consisting of (i) cash consideration of approximately $127.0 million, which included approximately $2.0 million in estimated working capital adjustments and adjustments for estimated cash on hand of Genoptix on the Closing Date and (ii) 1.0 million shares of NeoGenomics’ common stock pursuant to an Agreement and Plan of Merger dated October 23, 2018 (the “Merger Agreement”).
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
The Company issued approximately 1.0 million shares of common stock as consideration for the acquisition of Genoptix. This common stock was issued as uncertificated shares, which carries a minimum six-month holding period before they may be sold to the public. The fair value of the common stock consideration was estimated using inputs not observable in the market and thus represents a Level 3 measurement. The key assumption in the fair value determination was a 5 percent discount due to lack of marketability of the common stock as a result of the restrictions imposed on the holder. The acquisition date fair value of common stock transferred is calculated below (in thousands, except share and per share amounts):

Common Stock Valuation	Amount
Shares of common stock issued as consideration	1,000,000
Stock price per share on closing date	$13.94
Value of common stock issued as consideration	$13,940
Issue discount due to lack of marketability	$(697)
Fair value of common stock at December 10, 2018	$13,243

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date and measurement period adjustments recorded during the first quarter of 2019. In the first quarter of 2019, the Company recorded a $2.4 million working capital adjustment to the original cash consideration, as defined within the Merger Agreement. During the quarter ended June 30, 2019, the Company received the proceeds of the working capital adjustment as $0.4 million in cash with the remainder received as a return of common stock. The Company is in the process completing its valuation of certain assets and liabilities, primarily related to accounts receivable and accounts payable assumed; thus, the provisional measurements of current assets and current liabilities are subject to change.

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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Includes $14.7 million and $14.5 million as initially reported and as adjusted, respectively, in deferred tax liabilities associated with tangible and intangible assets acquired.
Of the $72.2 million of acquired intangible assets, $56.9 million was provisionally assigned to customer relationships which are amortized over fifteen years, $0.7 million was provisionally assigned to the Genoptix trade name which is being amortized over one year, and $14.6 million was provisionally assigned to trade marks which are assigned as indefinite-lived assets.
The goodwill arising from the acquisition of Genoptix includes revenue synergies as a result of our existing customers and Genoptix's customers having access to each other’s testing menus and capabilities and also from the new product lines which Genoptix adds to the Company’s product portfolio, including the use of COMPASS and CHART trade names. None of the goodwill is expected to be deductible for income tax purposes. The provisional fair value of accounts receivable acquired is approximately $16.6 million, net of a $1.5 million fair value adjustment.

The following unaudited pro forma information (in thousands) have been provided for illustrative purposes only and are not necessarily indicative of results that would have occurred had the acquisition of Genoptix been in effect since January 1, 2018, nor are they necessarily indicative of future results.

Six Months Ended June 30, 2018
Revenue	$180,564
Net loss	$(3,850)
Net loss available to common shareholders	$(402)

The unaudited pro forma consolidated results have been prepared by adjusting our historical results to include the acquisition of Genoptix as if it occurred on January 1, 2018. These unaudited pro forma consolidated historical results were then adjusted for certain items, primarily related to: a net increase in amortization expense during the six months ended June 30, 2019 due to higher intangible assets recorded related to the acquisition of Genoptix and a reduction in interest expense during the six months ended June 30, 2018 as the Company did not acquire the existing debt.
Note F – Goodwill and Intangible Assets
Goodwill as of June 30, 2019 and December 31, 2018 was $196.3 million and $197.9 million, respectively. In 2019, the Company recorded measurement period adjustments of $1.6 million. Refer to Note E, Acquisition, herein for further detail.
Intangible assets consisted of the following as of (in thousands):

		June 30, 2019
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	12-24 months	$3,675	$3,380	$295
Non-Compete Agreement	24 months	27	24	3
Customer Relationships	180 months	142,000	21,556	120,444
Trade Name - Indefinite-lived	—	14,559	—	14,559
Total		$160,261	$24,960	$135,301

		December 31, 2018
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	12-24 months	$3,675	$3,042	$633
Non-Compete Agreement	24 months	27	18	9
Customer Relationships	180 months	141,626	16,798	124,828
Trade Name - Indefinite-lived	—	14,559	—	14,559
Total		$159,887	$19,858	$140,029

The Company recorded approximately $5.1 million and $2.8 million in straight-line amortization expense of intangible assets for the six months ended June 30, 2019 and 2018, respectively. The Company records amortization expense as a general and administrative expense.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2019 is as follows (in thousands):

Remainder of 2019	$5,006
2020	9,467
2021	9,467
2022	9,467
2023	9,467
Thereafter	77,868
Total	$120,742

Note G – Debt

The following table summarizes the long term debt at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Term Loan Facility	$100,000	$96,750
Revolving Credit Facility	—	5,000
Other Finance Obligations	10,607	11,548
Total Debt	$110,607	$113,298
Less: Debt Issuance Costs	(750)	(997)
Less: Current Portion of Long-Term Debt and Other Finance Obligations	(10,825)	(14,171)
Total Long-Term Debt, net	$99,032	$98,130

The carrying value of the Company’s long-term finance obligations and term debt approximates its fair value based on the current market conditions for similar instruments.
Senior Secured Credit Agreement
On June 27, 2019 (the “Closing Date”), the Company entered into a new senior secured credit agreement (the “New Credit Agreement”) with PNC Bank National Association (“PNC”), as administrative agent, and the lenders party thereto. The New Credit Agreement provides for a $100 million revolving credit facility (the “Revolving Credit Facility”), a $100 million term loan facility (the “Term Loan Facility”), and a $50 million delayed draw term loan which has an availability period beginning on the Closing Date and ending on December 27, 2020 (the “Delayed Draw Term Loan”). The Term Loan Facility and amounts borrowed under the Revolving Credit Facility are secured on a first priority basis by a security interest in substantially all of the tangible and intangible assets of the Company.
Borrowings under the New Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at NeoGenomics’ option, either (1) the Adjusted LIBOR rate for the relevant interest period, as defined within the agreement (2) an alternate base rate determined by reference to the greatest of (a) the federal funds rate for the relevant interest period plus 0.5% per annum (b) the prime lending rate of PNC and (c) the daily LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin will range from 1.25% to 2.25% for LIBOR loans and 0.25% to 1.25% for base rate loans, in each case based on NeoGenomics’ consolidated leverage ratio (as defined in the New Credit Agreement). Interest on borrowings under the New Credit Agreement is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. The Company has previously entered into interest rate swap agreements to hedge against changes in the variable rate for a portion of our long term debt. See Note H, Derivative Instruments and Hedging Activities, for more information on these instruments.
The Revolving Credit Facility includes a $10 million swing loan sublimit, with swing loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Revolving Credit Facility is due and payable on June 27, 2024 or such earlier date as the obligations under the New Credit Agreement become due and payable pursuant to the terms of the New Credit Agreement. No amounts were outstanding under Revolving Credit Facility as of June 30, 2019.
Principal payments on the Term Loan Facility will be due on the last day of each fiscal quarter beginning September 30, 2019, with an annual principal amortization of 5% in the first year, 5% in the second year, 7.5% in the third year, 7.5% in the fourth year, and 10% in each year thereafter, with the remainder due upon maturity on June 27, 2024 or such earlier date as the obligations under the New Credit Agreement become due and payable pursuant to the terms of the New Credit Agreement.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On June 30, 2019, the Company had current outstanding borrowings under the Term Loan Facility of approximately $5.0 million, and long-term outstanding borrowings of approximately $95.0 million, net of unamortized debt issuance costs of $0.8 million, including $0.1 million in debt issuance costs carried over from the prior financing agreement (“Prior Financing Agreement”). These costs were recorded as a reduction in the carrying amount of the related liability and are being amortized over the life of the loan.
In addition to paying interest on outstanding principal under the New Credit Agreement, NeoGenomics will be required to pay a commitment fee in respect of the unutilized portion of the commitments under the Revolving Credit Facility and the Delayed Draw Term Loan. The commitment fee rate will initially be 0.25% per annum, and, following the third quarter of 2019, will range from 0.15% to 0.35% depending on NeoGenomics’ consolidated leverage ratio. NeoGenomics will also pay customary letter of credit and agency fees.
The Term Loan Facility contains various covenants including entering into certain indebtedness; ability to incur liens and encumbrances; make certain restricted payments, including paying dividends on its equity securities or payments to redeem, repurchase or retire its equity securities; enter into certain burdensome agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into certain sale and leaseback transactions; engage in transactions with its affiliates, and materially alter the business it conducts. In addition, the Company must meet certain maximum leverage ratios and fixed charge coverage ratios as of the end of each fiscal quarter.

The Term Loan Facility requires NeoGenomics to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, and (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt.
Prior Financing Agreement
Simultaneous with entering into the New Credit Agreement, on June 27, 2019, the Company terminated the Prior Financing Agreement and repaid all outstanding amounts owed thereunder.
The Prior Financing Agreement, originally entered into on December 22, 2016, with Regions Bank as administrative agent and collateral agent, provided for a $75 million term loan facility (the “Prior Term Loan Facility”) and a $75 million revolving credit facility (the “Prior Revolving Credit Facility”). On June 21, 2018, the Company entered into an amendment to the Credit Agreement (the “Amendment”) which provided for an additional term loan in the amount of $30 million, for which revised terms are included below.
On December 31, 2018, the Company had current outstanding borrowings under the Prior Term Loan Facility, as amended, of approximately $7.9 million, and long-term outstanding borrowings of approximately $87.9 million, net of unamortized debt issuance costs of $1.0 million. During the fourth quarter of 2018, $5.0 million was drawn from the Prior Revolving Credit Facility, resulting in outstanding borrowings of $5.0 million as of December 31, 2018. The Prior Term Loan Facility and Prior Revolving Credit Facility were terminated on June 27, 2019. In association with the early termination of debt, the Company incurred a loss on the extinguishment of debt of $1.0 million.
Borrowings under the Prior Term Loan Facility bore interest at a rate per annum equal to an applicable margin plus, at NeoGenomics’ option, either (1) the Adjusted LIBOR rate for the relevant interest period, as defined within the Credit Agreement, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus 0.5% per annum and (c) the one month LIBOR rate plus 1% per annum (the “Alternate Base Rate”), or (3) a combination of (1) and (2). The applicable margin ranged from 2.25% to 4.00% for LIBOR loans and 1.25% to 3.00% for base rate loans, in each case based on NeoGenomics’ consolidated leverage ratio (as defined in the Prior Financing Agreement and revised in the Amendment). Interest on borrowings was payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of Adjusted LIBOR loans.
The Prior Revolving Credit Facility included a $10.0 million swing loan sublimit, with swingline loans bearing interest at the Alternate Base Rate plus the applicable margin.
The Prior Term Loan Facility and amounts borrowed under the Prior Revolving Credit Facility were secured on a first priority basis by a security interest in substantially all of the tangible and intangible assets of the Company.  The Prior Term Loan Facility contained various affirmative and negative covenants including ability to incur liens and encumbrances; make certain restricted payments, including paying dividends on its equity securities or payments to redeem, repurchase or retire its equity securities; enter into certain restrictive agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into sale and leaseback transactions; engage in transactions with its affiliates, and materially alter the business it conducts.  In addition, the Company was required to meet certain maximum leverage ratios and fixed charge coverage ratios as of the end of each fiscal quarter.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Prior Financing Agreement required NeoGenomics to mandatorily prepay the Prior Term Loan Facility and amounts borrowed under the Prior Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) beginning with the fiscal year ended December 31, 2018, 75% of consolidated excess cash flow (as defined) if NeoGenomics’ consolidated leverage ratio was greater than or equal to 3.25:1.0 or 50% of consolidated excess cash flow (as defined) if NeoGenomics’ consolidated leverage ratio was less than or equal to 3.25:1.0 but greater than or equal to 2.75:1.0 and (iv) 100% of net cash proceeds from issuances of permitted equity securities by the Company made in order to cure a failure to comply with the financial covenants.
Other Finance Obligations
The Company has entered into loans with various banks to finance the purchase of laboratory equipment, office equipment and leasehold improvements.  These loans mature at various dates through 2022 and the weighted average interest rate under such loans was approximately 4.94% as of June 30, 2019 and 4.56% as of December 31, 2018.
Maturities of Long-Term Debt
Maturities of long-term debt as of June 30, 2019 are summarized as follows (in thousands):

	Term Loan and Revolving Credit Facility	Finance Obligations	Total Long-Term Debt
Remainder of 2019	$2,500	$3,336	$5,836
2020	5,000	4,957	9,957
2021	6,250	2,128	8,378
2022	7,500	186	7,686
2023	8,750	—	8,750
2024	70,000	—	70,000
Total Debt	100,000	10,607	110,607
Less: Current portion of long-term debt	(5,000)	(5,825)	(10,825)
Less: Debt issuance costs	(750)	—	(750)
Long-term debt, net	$94,250	$4,782	$99,032

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

Under these hedging agreements, the Company receives a variable rate of interest based on LIBOR and we pay a fixed rate of interest. The following table summarizes the interest rate swap agreements.

	December 2016 Hedge	June 2018 Hedge
Notional Amount	$50 million	$20 million (1)
Effective Date	December 30, 2016	June 29, 2018
Index	One month LIBOR	One month LIBOR
Maturity	December 31, 2019	December 31, 2021
Fixed Rate	1.59%	2.98%

(1) The notional amount increases to $70 million upon maturity of December 2016 hedge on December 31, 2019.

The fair value of the interest rate swaps will be included in other long term assets or liabilities, when applicable.  As of June 30, 2019 and December 31, 2018, the fair value of the derivative financial instruments included in other long-term assets were $0.1 million and $0.5 million, respectively. As of June 30, 2019 and December 31, 2018, the fair value of the derivative financial

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

instruments included in other long-term liabilities were $2.1 million and $0.9 million, respectively. Fair value adjustments are recorded as an adjustment to accumulated other comprehensive earnings, except that any gains and losses on ineffectiveness of the interest rate swap would be recorded as an adjustment to other expense (income), net. Fair value adjustments will be reclassified to interest expense in the period during which the hedged transaction affects earnings, whether upon termination or maturity. Hedge effectiveness is assessed quarterly. The Company determined that the interest rate swaps are highly effective and, thus, there is no impact to the Company's Consolidated Statements of Operations. Upon termination of the interest rate swap agreement, the Company will reclassify gains or losses on derivative instruments from accumulated other comprehensive income (“AOCI”) to earnings. The December 2016 interest rate swap agreement matures in December 2019. Upon maturity, gains or losses on this derivative instrument will be reclassified from AOCI to earnings. Based on interest rates in effect at June 30, 2019, the Company estimates that it would reclassify approximately $0.1 million from AOCI to earnings during the next twelve months as the anticipated cash flows occur. Amounts reclassified for gains or losses on derivative instruments during the second quarter of 2019 were not material.

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

Beneficial Conversion Features (“BCF”)

The fair value of the common stock into which the Series A Preferred Stock was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the date of issuance and after the partial redemption in December of 2016 by approximately $44.7 million and $20.1 million, respectively, resulting in a beneficial conversion feature.  The Company recognized the beneficial conversion feature as non-cash, deemed dividends to the holder of Series A Preferred Stock over the first three years the Series A Preferred Stock was outstanding, as the date the stock first becomes convertible was three years from the issue date.  In addition to the BCF recorded at the original issue date, the Company recorded additional BCF discounts for payment-in-kind shares accrued for the quarter ended March 31, 2018 as dividends.

Classification

Prior to redemption, the Company classified the Preferred Stock as temporary equity on the Consolidated Balance Sheets due to certain change in control events that could have occurred and would have been outside of the Company’s control, including deemed liquidation events described in the Series A Certificate of Designation.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note J – Equity
The Company recorded approximately $2.3 million in stock based compensation expense for the three months ended June 30, 2019 and 2018, respectively, and approximately $4.5 million and $4.0 million in stock based compensation expense for the six month periods ended June 30, 2019 and 2018, respectively.
A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2018	6,839,417	$7.63
Options granted	881,510	$19.65
Less:
Options exercised	1,150,788	$6.26
Options canceled or expired	38,628	$11.35
Options outstanding at June 30, 2019	6,531,511	$9.46
Exercisable at June 30, 2019	3,199,273	$7.20
The fair value of each stock option award granted during the six months ended June 30, 2019 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

Six Months Ended June 30, 2019
Expected term (in years)	3.0 - 4.5
Risk-free interest rate (%)	2.5%
Expected volatility (%)	38.9% - 44.0%
Dividend yield (%)	—
Weighted average fair value/share at grant date	$6.05

As of June 30, 2019, there was approximately $7.4 million of unrecognized share based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.4 years.

A summary of the restricted stock activity under the Company’s plans for the six months ended June 30, 2019 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	282,508	$9.01
Granted	221,218	$19.84
Vested	(106,325)	$8.96
Forfeited	(39,349)	$9.35
Nonvested at June 30, 2019	358,052	$15.68

Employee Stock Purchase Plan (ESPP)

The Company offers an ESPP through which eligible employees may purchase shares of our common stock at a discount of 15% of the fair market value of the Company’s common stock.

During the three months ended June 30, 2019 and 2018, employees purchased 37,255 and 29,266 shares, respectively under the ESPP.  The expense recorded for these periods was approximately $0.2 million and $0.1 million, respectively. During the six months ended June 30, 2019 and 2018, employees purchased 73,287 and 66,188 shares, respectively under the ESPP.  The expense recorded for these periods was approximately $0.3 million and $0.1 million, respectively.

Working Capital Adjustment

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In the first quarter of 2019, the Company recorded a $2.4 million working capital adjustment to the original cash consideration, as defined within the Merger Agreement. During the quarter ended June 30, 2019, the Company received the proceeds of the working capital adjustment as $0.4 million in cash with the the remainder received as a return of 99,254 shares of common stock.

Public Offering of Common Stock

In May 2019, the Company completed an offering of 8,050,000 shares of registered common stock, at a price of $21.25 per share, for gross proceeds of approximately $171.1 million. The Company received approximately $160.8 million in net proceeds after deducting underwriting fees of approximately $10.3 million.
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

The income tax benefit for the six months ended June 30, 2019 relates primarily to pre-tax loss incurred for the period including the Health Discovery Corporation litigation (see Note L, Commitments and Contingencies) for which the income tax benefit was recognized within the quarter ended March 31, 2019. The Company’s effective tax rate of 81.0% for the six months ended June 30, 2019, differs from the federal statutory rate of 21% primarily due to permanent differences from stock compensation and losses in foreign jurisdictions with no associated tax benefit.
Note L – Commitments and Contingencies

Legal Matters
The Company was involved in litigation with Health Discovery Corporation (“HDC”) regarding the use of certain licensed technology under a Master License Agreement (“MLA”) dated January 6, 2012 between the Company and HDC. An arbitration hearing took place in December 2018, where the Company vigorously defended its legal rights and remedies pertaining to this licensing dispute. On April 25, 2019, the American Arbitration Association’s Panel of Arbitrators (the “Panel”) issued their ruling (the “Final Award”) which, in pertinent part, terminated the MLA, awarded $1.5 million to HDC in connection with the claims SmartFlow infringes a valid patent and internal use by NeoGenomics was subject to milestone and royalty payments, and awarded $5.1 million to HDC with respect to the claim of lack of development and commercialization of SVM-CYTO. All other claims by HDC were denied. NeoGenomics’ request for a declaratory judgment was denied and its counterclaims were denied.
The Company paid $6.7 million to HDC related to this matter for the quarter ended June 30, 2019. The Company recorded an accrual of $4.9 million, net of tax, for this matter for the quarter ended March 31, 2019. This payment settled all obligations of the Company in connection with this litigation.. The Company no longer utilizes any HDC technology.
Note M – Related Party Transactions

On November 4, 2016, the Company entered into an amended and restated consulting agreement with Steven C. Jones, a director, officer and shareholder of the Company whereby Mr. Jones would provide consulting services to the Company in the capacity of Executive Vice President. The Amended and Restated Consulting Agreement has an initial term of November 4, 2016 through April 30, 2020, which automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. On May 6, 2019, the Company and Mr. Jones entered into a letter agreement to modify certain provisions of the consulting agreement (the “Letter Agreement”) which modifications included, by mutual agreement of the parties, the following: automatic expiration of the consulting agreement on April 30, 2020 unless the parties mutually agree to renew it in writing; a description of consulting services to be provided to the Company (the “Services”) with a target of up to 15 hours per month of working time and attention to the Company; a fixed monthly cash consulting fee in the amount of $5,000 per month for the provision of the Services; and continuation of health insurance coverage at the levels currently in effect. In addition, Mr. Jones relinquished the title of Executive Vice President effective as of April 4, 2019.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended June 30, 2019 and 2018, Mr. Jones earned approximately $22,500 and $41,000, respectively, for consulting work performed and for reimbursement of related expenses. During the three months ended June 30, 2019 and 2018, Mr. Jones also earned approximately $12,500 and $12,500, respectively, as compensation for his services on the Board. During the six months ended June 30, 2019 and 2018, Mr. Jones earned approximately $60,500 and $87,000, respectively, for consulting work performed and for reimbursement of related expenses. During both the six months ended June 30, 2019 and 2018, Mr. Jones also earned $25,000, as compensation for his services on the Board.
On June 1, 2018, the Company granted stock options and restricted stock to each of its Board members as part of its annual Board compensation process. Mr. Jones was granted 3,017 stock options and 6,897 shares of restricted stock for his services on the Board. The options were granted at a price of $11.60 per option and each option had a fair market value of $3.74. The options vested on June 1, 2019. The restricted stock had a fair value of $11.60 per share and vested on June 1, 2019.
On June 6, 2019, the Company granted stock options and restricted stock to each of its Board members as part of its annual Board compensation process. Mr. Jones was granted 4,269 stock options and 3,419 shares of restricted stock for his services on the Board. The options were granted at a price of $22.52 per option and each option had a fair market value of $8.14. The options vest on June 6, 2020. The restricted stock has a fair value of $22.52 per share and vests on June 6, 2020.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The financial information reviewed by the Chief Operating Decision Maker (“CODM”) includes revenues, cost of revenue and gross margin for each of the Company's operating segments. Assets are not presented at the segment level as that information is not used by the CODM.

The following table summarizes the segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
Clinical Services	$88,982	$59,540	$175,192	$116,511
Pharma Services	12,731	8,206	22,098	14,658
Total Revenue	101,713	67,746	197,290	131,169

Cost of revenue:
Clinical Services	46,380	32,035	89,031	63,076
Pharma Services	6,367	5,181	12,178	10,260
Total Cost of Revenue	52,747	37,216	101,209	73,336

Gross Profit:
Clinical Services	42,602	27,505	86,161	53,435
Pharma Services	6,364	3,025	9,920	4,398
Total Gross Profit	48,966	30,530	96,081	57,833

Operating expenses:
General and administrative	29,577	20,983	61,719	38,050
Research and development	2,587	1,073	3,796	2,029
Sales and marketing	12,324	7,680	23,540	14,455
Total operating expenses	44,488	29,736	89,055	54,534
Income from Operations	4,478	794	7,026	3,299
Interest expense, net	1,304	1,407	3,130	2,892
Other (income) expense	(10)	124	5,159	62
Loss on extinguishment of debt	1,018	—	1,018	—
Income (loss) before taxes	2,166	(737)	(2,281)	345
Income tax expense (benefit)	175	(357)	(1,848)	81
Net income (loss)	$1,991	$(380)	$(433)	$264

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoGenomics, Inc., a Nevada corporation, (referred to collectively with its subsidiaries as “NeoGenomics”, “we”, “us”, “our” or the “Company” in this Form 10-Q) is the registrant for SEC reporting purposes. Our common stock is listed on the NASDAQ Capital Market under the symbol “NEO”.
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
As of June 30, 2019, the Company had laboratory locations in Fort Myers and Tampa, Florida; Aliso Viejo, Carlsbad and Fresno, California; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; Rolle, Switzerland and Singapore. The Company currently offers the following types of testing services:
a.Cytogenetics (karyotype analysis) - the study of normal and abnormal chromosomes and their relationship to disease. This involves analyzing the chromosome structure to identify changes from patterns seen in normal chromosomes. Cytogenetic studies are often performed to provide diagnostic, prognostic and occasionally predictive information for patients with hematological malignancies.
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
c.Flow cytometry - a technique utilized to measure the characteristics of cell populations. Typically performed on liquid samples such as peripheral blood and bone marrow aspirate, it may also be performed on solid tissue samples such as lymph nodes following additional processing steps. Cells are labeled with selective fluorescent antibodies and analyzed as they flow in a fluid stream through a beam of light. The properties measured in these antibodies include the relative size, relative granularity or internal complexity, and relative fluorescence intensity. These fluorescent antibodies bind to specific cellular antigens and are used to identify abnormal and/or malignant cell populations. Flow cytometry is typically utilized in diagnosing a wide variety of hematopoietic and lymphoid neoplasms. Flow cytometry is also used to monitor patients during the course of therapy to identify extremely low levels of residual malignant cells, known as minimal residual disease (“MRD”).
d.Immunohistochemistry (“IHC”) and Digital Imaging – Refers to the process of localizing cellular proteins in tissue sections and relies on the principle of antigen-antibody binding. IHC is widely used in the diagnosis of abnormal cells such as those found in cancer. Specific surface membrane, cytoplasmic, or nuclear markers may be identified. IHC is also widely used to understand the distribution and localization of differentially expressed proteins. Digital imaging allows clients to visualize scanned slides, and also perform quantitative analysis for certain stains. Scanned slides are received online in real time and can be previewed often a full day before the glass slides can be shipped back to clients.
e.Molecular testing - a rapidly growing field which includes a broad range of laboratory techniques utilized in cancer testing. Most molecular techniques rely on the analysis of DNA and/or RNA, as well as the structure and function of genes at the molecular level. Molecular testing technologies include: DNA fragment length analysis; polymerase chain reaction (“PCR”) analysis; reverse transcriptase polymerase chain reaction (“RT-PCR”) analysis, real-time (or quantitative) polymerase chain reaction (“pPCR”) analysis; bi-directional Sanger sequencing analysis;and Next-Generation Sequencing (“NGS”) analysis.

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
We will work to maintain our broad and innovative test menu of molecular, immunohistochemistry, and other testing, which has helped make us a “one-stop shop” for many clients who value that all of their testing can be sent to one laboratory. We believe successfully integrating Genoptix and NeoGenomics' operations will allow us to increase efficiency and reduce cost per test. We will continue to look for growth opportunities through mergers and/or acquisitions and are focused on strategic opportunities that would be complementary to our menu of services and would increase our earnings and cash flow in the short to medium time frame.

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
World-class Medical and Scientific Team
Our team of medical professionals and Ph.D.s. are specialists in the field of genetics, oncology and pathology.  As of June 30, 2019, we employed, or are contracted with, approximately 100 full-time M.D.s and Ph.D.s. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories. Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases. For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to Pharmaceutical companies.
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
We offer a comprehensive suite of technical and interpretation services, to meet the needs of those clients who are not credentialed and trained in interpreting genetic tests and who require pathology specialists to interpret the testing results for them. In our global service offerings, our lab performs the technical component of the tests and our M.D.s and Ph.D.s. provide the service of interpreting the results of those tests. Our professional staff is also available for post-test consultative services. Clients using our global service offering rely on the expertise of our medical team to give them the answers they need in a timely manner to help inform their diagnoses and treatment decisions.
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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

National Direct Sales Force
Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales team for the clinical cancer testing services is organized into ten regions. Our Pharma Services segment has a dedicated team of business development specialists who are experienced in working with pharma sponsors and helping them with the testing needs of their research and development projects as well as Phase 1-3 studies. These sales representatives utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated all of the important customer care functionality within our Laboratory Information System (“LIS”) into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions. Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM. Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up.
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
Results of Operations for the Three and Six Months Ended June 30, 2019 as Compared to the Three and Six Months Ended June 30, 2018
The following table presents the Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	51.9%	54.9%	51.3%	55.9%
Gross Profit	48.1%	45.1%	48.7%	44.1%
Operating expenses:
General and administrative	29.1%	31.0%	31.3%	29.0%
Research and development	2.5%	1.6%	1.9%	1.5%
Sales and marketing	12.1%	11.3%	11.9%	11.0%
Total operating expenses	43.7%	43.9%	45.1%	41.6%
Income from operations	4.4%	1.2%	3.6%	2.5%
Interest expense, net	1.3%	2.1%	1.6%	2.2%
Other expense	—%	0.2%	2.6%	—%
Loss on extinguishment of debt	1.0%	—%	0.5%	—%
Income (loss) before income taxes	2.1%	(1.1)%	(1.1)%	0.3%
Income tax expense (benefit)	0.1%	(0.5)%	(0.9)%	0.1%
Net income (loss)	2.0%	(0.6)%	(0.2)%	0.2%

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents consolidated net revenue for the test type indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Clinical Services	88,982	$59,540	$29,442	49.4%	$175,192	$116,511	$58,681	50.4%
Pharma Services	12,731	8,206	4,525	55.1%	22,098	14,658	7,440	50.8%
Total Revenue	$101,713	$67,746	$33,967	50.1%	$197,290	$131,169	$66,121	50.4%

Revenue
Clinical Services revenue for the three and six month periods ending June 30, 2019 increased $29.4 million and $58.7 million, respectively, compared to the same periods in 2018.  Testing volumes also increased in our clinical genetic testing business by approximately 33.7% and 32.4% for the three and six month periods ending June 30, 2019, respectively, compared to the same periods in 2018. The increases in revenue and volume primarily reflect the acquisition of Genoptix and organic volume growth, as well as the benefit of reimbursement initiatives. We continue to negotiate managed care and group purchasing contracts to increase our in-network coverage and facilitate the addition of new accounts.

Pharma Services revenue for the three and six month periods ended June 30, 2019 increased $4.5 million and $7.4 million, compared to the same periods in 2018.  In addition, our backlog of signed contracts has continued to grow from $100.8 million as of March 31, 2019 to $106.1 million as of June 30, 2019. The expansion of our Pharma facility in Houston, Texas, provides additional capacity to manage this backlog. We expect this backlog to result in higher revenues in future quarters.

We also expect to achieve continued revenue growth in our Pharma Services segment due to our international presence. In addition to our laboratory in Rolle, Switzerland, we announced a global strategic partnership with Pharmaceutical Product Development, LLC (“PPD”) in 2018, and continued our international expansion including the opening of a laboratory in Singapore.

The following table shows Clinical Services revenue, cost of revenue, requisitions received and tests performed for the three and six months ended June 30, 2019 and 2018.  This data excludes tests performed for Pharma customers.
Testing revenue and cost of revenue are presented in thousands below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Requisitions (cases) received	144,983	109,986	31.8%	282,094	215,215	31.1%
Number of tests performed	250,330	187,189	33.7%	484,647	365,983	32.4%
Avg. number of tests/requisition	1.73	1.70	1.5%	1.72	1.70	1.0%

Total clinical services testing revenue	$88,982	$59,540	49.4%	$175,192	$116,511	50.4%
Average revenue/requisition	$614	$541	13.4%	$621	$541	14.7%
Average revenue/test	$355	$318	11.8%	$361	$318	13.5%

Cost of revenue	$46,380	$32,034	44.8%	$89,031	$63,076	41.1%
Average cost/requisition	$320	$291	9.8%	$316	$293	7.7%
Average cost/test	$185	$171	8.3%	$184	$172	6.6%

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

Average revenue per test increased 11.8% and 13.5% for the three and six month periods ended June 30, 2019, respectively, compared to the corresponding period in 2018. These changes reflect the acquisition of Genoptix as well as the positive impact of our internal reimbursement initiatives, partially offset by changes in Medicare reimbursement and regulation.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Revenue and Gross Profit
Average cost per test increased 8.3% and 6.6% for the three and six month periods ended June 30, 2019, compared to the corresponding period in 2018, primarily due to the acquisition of Genoptix. This increase was partially offset by increased automation in our laboratories as well as the benefit of increased economies of scale.  In addition, our laboratory teams have been extremely focused on reducing their cost per test across all departments.
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.
The consolidated cost of revenue and gross profit metrics are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2019	2018	% Change	2019	2018	% Change
Cost of revenue:
Clinical Services	$46,380	$32,035	44.8%	$89,031	$63,076	41.1%
Pharma Services	6,367	5,181	22.9%	12,178	10,260	18.7%
Total Cost of Revenue	$52,747	$37,216	41.7%	$101,209	$73,336	38.0%
Cost of revenue as a % of revenue	51.9%	54.9%		51.3%	55.9%
Gross Profit:
Clinical Services	$42,602	$27,505	54.9%	$86,161	$53,435	61.2%
Pharma Services	6,364	3,025	110.4%	9,920	4,398	125.6%
Total Gross Profit	$48,966	$30,530	60.4%	$96,081	$57,833	66.1%
Gross Profit Margin	48.1%	45.1%		48.7%	44.1%
Consolidated cost of revenue in dollars increased for the three and six months ended June 30, 2019 when compared to the same period in 2018 while cost of revenue as a percentage of revenue decreased year-over-year.  These increases in cost of revenue are largely due to the acquisition of Genoptix.
Gross profit margin increased for the three and six months ended June 30, 2019, compared to the same periods in 2018. Gross margin improvement reflects the impact of volume growth, higher revenue per test, productivity gains, and cost efficiencies.
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
Consolidated general and administrative expenses are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General and administrative	$29,577	$20,983	$8,594	41.0%	$61,719	$38,050	$23,669	62.2%
As a % of revenue	29.1%	31.0%			31.3%	29.0%

General and administrative expenses increased $8.6 million and $23.7 million for the three and six months ended June 30, 2019, respectively, compared to the same period in 2018. The increase reflects the acquisition of Genoptix as well as higher payroll and payroll related expenses due to increases in personnel. Additionally, these expenses include approximately $0.5 million and $1.8 million for the three and six months ended June 30, 2019 in acquisition and integration related costs.
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
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$2,587	$1,073	$1,514	141.1%	$3,796	$2,029	$1,767	87.1%
As a % of revenue	2.5%	1.6%			1.9%	1.5%

Research and development expenses increased $1.5 million and $1.8 million for the three and six months ended June 30, 2019, compared to the same period in 2018. This 141.1% increase was driven by continued investments in new test development, including our development of additional FDA approved tests.

We anticipate research and development expenditures will increase in future quarters as we invest in innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing	$12,324	$7,680	$4,644	60.5%	$23,540	$14,455	$9,085	62.9%
As a % of revenue	12.1%	11.3%			11.9%	11.0%

Sales and marketing expenses increased $4.6 million and $9.1 million for the three and six months ended June 30, 2019, when compared to the same periods in 2018. This increase primarily reflects the acquisition of Genoptix as well as higher commissions due to our increase in revenues, the expansion of our sales team and continued investment in marketing. We expect higher commissions expense in the coming quarters as the sales representatives’ continue generating new business with a focus on oncology office sales. We expect our sales and marketing expenses over the long term to increase as our test volumes increase.
Interest Expense, net
Net interest expense is comprised of interest incurred on our term debt, revolving credit facility and our other financing obligations offset by the interest income we earn on cash deposits. Net interest expense for the three months ending June 30, 2019 decreased 7.3%, or $0.1 million, compared to the same period in 2018. For the six months ended June 30, 2019, net interest expense increased by 8.2%, or $0.2 million. We expect our interest expense to fluctuate based on timing of advances and payments on our revolving credit facility.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Per Share
The following table provides consolidated net income (loss) available to common stockholders for each period along with the computation of basic and diluted net earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,991	$5,924	$(433)	$3,712

Basic weighted average shares outstanding	98,297	81,017	96,734	80,789
Diluted weighted average shares outstanding	102,336	90,168	96,734	89,305

Basic net earnings per share	$0.02	$0.07	$0.00	$0.05
Diluted net earnings per share	$0.02	$0.07	$0.00	$0.04

Non-GAAP Measures

Use of Non-GAAP Financial Measures
The Company’s financial results and financial guidance are provided in accordance with GAAP and using certain non-GAAP financial measures. Management believes that the presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors and facilitates the analysis of the Company's core operating results and comparison of core operating results across reporting periods. Management also uses non-GAAP financial measures for financial and operational decision making, planning and forecasting purposes and to manage the Company’s business. Management believes that these non-GAAP financial measures enable investors to evaluate the Company’s operating results and future prospects in the same manner as management. The non-GAAP financial measures do not replace the presentation of GAAP financial results and should only be used as a supplement to, and not as a substitute for, the Company’s financial results presented in accordance with GAAP. There are limitations inherent in non-GAAP financial measures because they exclude charges and credits that are required to be included in a GAAP presentation, and do not present the full measure of the Company’s recorded costs against its net revenue. In addition, the Company’s definition of the non-GAAP financial measures below may differ from non-GAAP measures used by other companies.

Definitions of Non-GAAP Measures

Non-GAAP Adjusted EBITDA

“Adjusted EBITDA” is defined by NeoGenomics as net income from continuing operations before: (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation expense, and if applicable in a reporting period, (v) acquisition and integration related expenses, (vi) non-cash impairments of intangible assets, (vii) debt financing costs, (viii) and other significant non-recurring or non-operating (income) or expenses.

Non-GAAP Adjusted Net Income

“Adjusted Net Income” is defined by NeoGenomics as net income available to common shareholders from continuing operations plus: (i) non-cash amortization of customer lists and other intangible assets, (ii) non-cash stock-based compensation expense, (iii) non-cash deemed dividends on preferred stock, (iv) non-cash amortization of preferred stock beneficial conversion feature, and if applicable in a reporting period, (v) acquisition and integration related expenses, (vi) non-cash impairments of intangible assets, (vii) debt financing costs, (viii) and other significant non-recurring or non-operating (income) or expenses.

Non-GAAP Adjusted Diluted EPS

“Adjusted Diluted EPS” is defined by NeoGenomics as adjusted net income divided by adjusted diluted shares outstanding. Adjusted diluted shares outstanding is the sum of diluted shares outstanding and the weighted average number of common shares that would be outstanding if the preferred stock were converted into common stock on the original issue date based on the number of days such common shares would have been outstanding in the reporting period. In addition, if GAAP net income

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

is negative and adjusted net income is positive, adjusted diluted shares will also include any options or warrants that would be outstanding as dilutive instruments using the treasury stock method.

The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income (loss) (GAAP)	$1,991	$(380)	$(433)	$264
Adjustments to net income (loss):
Interest expense, net	1,304	1,407	3,130	2,892
Income tax expense (benefit)	175	(357)	(1,848)	81
Amortization of intangibles	2,543	1,421	5,102	2,834
Depreciation	5,081	3,810	10,352	7,444
EBITDA (non-GAAP)	$11,094	$5,901	$16,303	$13,515
Further adjustments to EBITDA:
Acquisition and integration related expenses	512	—	1,778	—
Loss on extinguishment of debt	1,018	—	1,018	—
Other significant non-recurring expense (1)	—	1,822	5,145	1,816
Non-cash, stock-based compensation	2,313	2,333	4,452	3,957
Adjusted EBITDA (non-GAAP)	$14,937	$10,056	$28,696	$19,288

(1) Certain other items that neither relate to the ordinary course of our business nor reflect our underlying business performance are also excluded, including applicable facility moving expenses, expenses and/or proceeds related legal settlements and other items.

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
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the six months ended June 30, 2019 and 2018 as well balances of cash and cash equivalents and working capital:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$1,376	$20,952
Investing activities	(6,238)	(8,943)
Financing activities	162,487	(15,373)
Effects of foreign exchange rate changes on cash and cash equivalents	—	(22)
Net change in cash and cash equivalents	157,625	(3,386)
Cash and cash equivalents, beginning of period	$9,811	$12,821
Cash and cash equivalents, end of period	$167,436	$9,435
Working capital,(1) end of period	$217,183	$35,285

(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
During the six months ended June 30, 2019, cash flows from operating activities were $1.4 million, a $19.6 million decrease compared to the same period in 2018.  The decrease was primarily due to changes in working capital as well as an increase in accounts receivable of $12.8 million. Receivables have increased year-over-year due to increases in revenue. Other changes in working capital reflect higher payroll and payroll-related expenses and increased accrued expenses associated with higher test volumes and strategic initiatives. Additionally, the change in cash flows from operations is partially due to the net loss for the period ending June 30, 2019 compared to net income for the period ended June 30, 2018.
Cash Flows from Investing Activities
During the six months ended June 30, 2019, cash used in investing activities was $6.2 million, a decrease of approximately $2.7 million compared to the same period in 2018. This decrease was primarily due to costs incurred for the construction of our laboratory in Houston, Texas in 2018.
Cash Flows from Financing Activities
During the six months ended June 30, 2019, cash provided by financing activities was $162.5 million as compared to cash used in financing activities of $15.4 million in the same period in 2018. Cash provided by financing activities during the six months ended June 30, 2019 consisted primarily of net cash proceeds of $160.8 million resulting from the equity offering and $8.1 million from stock option exercises, offset by net repayment of the term loan and other finance obligations of $5.4 million.
Credit Facility
On June 27, 2019, the Company entered into a new senior secured credit agreement (“New Credit Agreement”) with PNC Bank National Association. Simultaneous with entering into the New Credit Agreement, the Company terminated the Prior Financing Agreement and repaid all outstanding amounts owed thereunder. For further details regarding the new and prior agreements, see Note G, Debt. In order to reduce our exposure to interest rate fluctuations on this floating rate debt obligation, we entered into interest rate swap agreements.  For more information on these hedging instruments, see Note H, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements herein.  The interest rate swap agreement effectively converts a portion of our floating rate debt to a fixed obligation, thus reducing the impact of interest rate changes on future interest expense.  We believe this strategy will enhance our ability to manage cash flow within our Company.
Liquidity Outlook
We had approximately $167.4 million in cash and cash equivalents as of June 30, 2019. In addition, the new senior secured credit agreement provides for up to $250.0 million in borrowing capacity of which $100.0 million is outstanding at June 30, 2019. Based on our level of Adjusted EBITDA and the balance drawn, approximately $98.2 million was available at that same date. We believe that the cash on hand, available credit lines and positive cash flows generated from operations will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months from the issuance of these financial statements.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures
We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2019 will be in the range of $16 million to $20 million. During the six months ended June 30, 2019, we purchased approximately $9.6 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with financing obligations, cash, and through bank loan facilities, if necessary.
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
There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the adoption of new accounting standards, including the new standard related to leases. For further details regarding our leases, see Note C, Leases.
Related Party Transactions
On November 4, 2016, the Company entered into an amended and restated consulting agreement with Steven C. Jones, a director, officer and shareholder of the Company whereby Mr. Jones would provide consulting services to the Company in the capacity of Executive Vice President. The Amended and Restated Consulting Agreement has an initial term of November 4, 2016 through April 30, 2020, which automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. On May 6, 2019, the Company and Mr. Jones entered into a letter agreement to modify certain provisions of the consulting agreement (the “Letter Agreement”) which modifications included, by mutual agreement of the parties, the following: automatic expiration of the consulting agreement on April 30, 2020 unless the parties mutually agree to renew it in writing; a description of consulting services to be provided to the Company (the “Services”) with a target of up to 15 hours per month of working time and attention to the Company; a fixed monthly cash consulting fee in the amount of $5,000 per month for the provision of the Services; and continuation of health insurance coverage at the levels currently in effect. In addition, Mr. Jones relinquished the title of Executive Vice President effective as of April 4, 2019.
During the three months ended June 30, 2019 and 2018, Mr. Jones earned approximately $22,500 and $41,000, respectively, for consulting work performed and for reimbursement of related expenses. During the three months ended June 30, 2019 and 2018, Mr. Jones also earned approximately $12,500 and $12,500, respectively, as compensation for his services on the Board. During the six months ended June 30, 2019 and 2018, Mr. Jones earned approximately $60,500 and $87,000, respectively, for consulting work performed and for reimbursement of related expenses. During both the six months ended June 30, 2019 and 2018, Mr. Jones also earned $25,000, as compensation for his services on the Board.
On June 1, 2018, the Company granted stock options and restricted stock to each of its Board members as part of its annual Board compensation process. Mr. Jones was granted 3,017 stock options and 6,897 shares of restricted stock for his services on the Board. The options were granted at a price of $11.60 per option and each option had a fair market value of $3.74. The options vested on June 1, 2019. The restricted stock had a fair value of $11.60 per share and vested on June 1, 2019.
On June 6, 2019, the Company granted stock options and restricted stock to each of its Board members as part of its annual Board compensation process. Mr. Jones was granted 4,269 stock options and 3,419 shares of restricted stock for his services on the Board. The options were granted at a price of $22.52 per option and each option had a fair market value of $8.14. The options vest on June 6, 2020. The restricted stock has a fair value of $22.52 per share and vests on June 6, 2020.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings in the ordinary course of business, see Note L, Commitments and Contingencies.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the for the year ended December 31, 2018; as filed with the SEC on February 26, 2019 and as amended and filed with the SEC on May 8, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Income (Loss) and (v) related notes

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2019	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chief Executive Officer

	By:	/s/ Sharon A. Virag
	Name:	Sharon A. Virag
	Title:	Chief Financial Officer