Form 10-Q
period 2019-09-30
NEOGENOMICS INC
filed 2019-11-13
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

As of November 8, 2019, the registrant had 104,407,597 shares of Common Stock, par value $0.001 per share outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	September 30, 2019 (unaudited)	December 31, 2018
Current assets
Cash and cash equivalents	$178,891	$9,811
Accounts receivable, net	91,133	76,919
Inventories	12,632	8,650
Prepaid assets	8,742	7,727
Other current assets	603	561
Total current assets	292,001	103,668
Property and equipment (net of accumulated depreciation of $64,165 and $50,127, respectively)	62,488	60,888
Operating lease right-of-use assets	25,797	—
Intangible assets, net	129,084	140,029
Goodwill	198,571	197,892
Other assets	3,214	2,538
Total assets	$711,155	$505,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,995	$17,779
Accrued compensation	26,298	19,062
Accrued expenses and other liabilities	7,900	8,986
Short-term portion of financing obligations	5,750	6,298
Short-term portion of operating leases	3,527	—
Short-term portion of term loan	6,250	7,873
Pharma contract liability	1,187	927
Total current liabilities	68,907	60,925
Long-term liabilities
Long-term portion of financing obligations	3,982	5,250
Long-term portion of operating leases	23,870	—
Long-term portion of term loan, net	93,027	87,880
Revolving credit facility	—	5,000
Other long term liabilities	4,674	3,060
Deferred income tax liability, net	19,688	22,457
Total long-term liabilities	145,241	123,647
Total liabilities	214,148	184,572
Stockholders' equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 104,145,895 and 94,465,440 shares issued and outstanding, respectively)	104	94
Additional paid-in capital	516,936	340,291
Accumulated other comprehensive loss	(2,380)	(579)
Accumulated deficit	(17,653)	(19,363)
Total stockholders’ equity	497,007	320,443
Total liabilities and stockholders' equity	$711,155	$505,015
See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET REVENUE:
Clinical Services	$92,565	$59,449	$267,757	$175,960
Pharma Services	12,107	9,647	34,205	24,306
Total revenue	104,672	69,096	301,962	200,266

COST OF REVENUE	53,840	36,775	155,049	110,111

GROSS PROFIT	50,832	32,321	146,913	90,155
Operating expenses:
General and administrative	33,054	21,055	94,773	59,106
Research and development	2,611	446	6,407	2,475
Sales and marketing	11,508	6,900	35,048	21,355
Total operating expenses	47,173	28,401	136,228	82,936
INCOME FROM OPERATIONS	3,659	3,920	10,685	7,219
Interest expense, net	203	1,873	3,333	4,766
Other (income) expense	(35)	(30)	5,124	31
Loss on extinguishment of debt	—	—	1,018	—
Income before taxes	3,491	2,077	1,210	2,422
Income tax expense (benefit)	1,348	54	(500)	135
NET INCOME	2,143	2,023	1,710	2,287
Deemed dividends on preferred stock and amortization of beneficial conversion feature	—	—	—	5,627
Gain on redemption of preferred stock	—	—	—	(9,075)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,143	$2,023	$1,710	$5,735

INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$0.02	$0.02	$0.02	$0.07
Diluted	$0.02	$0.02	$0.02	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	103,899	87,253	99,149	87,381
Diluted	107,880	90,899	102,766	89,925
See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME	$2,143	$2,023	$1,710	$2,287

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	—	(13)	—	(36)
(Loss) gain on effective cash flow hedges	(217)	292	(1,801)	298
Total other comprehensive (loss) income	(217)	279	(1,801)	262
COMPREHENSIVE INCOME (LOSS)	$1,926	$2,302	$(91)	$2,549

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	94,465,440	$94	$340,291	$(579)	$(19,363)	$320,443
Common stock issuance ESPP Plan	—	—	36,032	—	419	—	—	419
Stock issuance fees and expenses	—	—	—	—	(66)	—	—	(66)
Loss on effective cash flow hedge	—	—	—	—	—	(557)	—	(557)
Issuance of restricted stock, net of forfeitures	—	—	182,502	—	—	—	—	—
Issuance of common stock for stock options	—	—	619,536	1	3,893	—	—	3,894
ESPP expense	—	—	—	—	119	—	—	119
Stock based compensation expense - options and restricted stock	—	—	—	—	2,020	—	—	2,020
Net loss	—	—	—	—	—	—	(2,424)	(2,424)
Balance, March 31, 2019	—	$—	95,303,510	$95	$346,676	$(1,136)	$(21,787)	$323,848
Common stock issuance ESPP Plan	—	—	37,255	—	653	—	—	653
Stock issuance fees and expenses	—	—	—	—	(211)	—	—	(211)
Loss on effective cash flow hedge	—	—	—	—	—	(1,027)	—	(1,027)
Issuance of restricted stock, net of forfeitures	—	—	(633)	—	—	—	—	—
Working capital adjustment related to acquisition	—	—	(99,524)	—	(1,977)	—	—	(1,977)
Issuance of common stock - Public Offering	—	—	8,050,000	8	160,766	—	—	160,774
Issuance of common stock for stock options	—	—	543,604	1	3,369	—	—	3,370
ESPP expense	—	—	—	—	162	—	—	162
Stock based compensation expense - options and restricted stock	—	—	—	—	2,151	—	—	2,151
Net income	—	—	—	—	—	—	1,991	1,991
Balance, June 30, 2019	—	$—	103,834,212	$104	$511,589	$(2,163)	$(19,796)	$489,734
Common stock issuance ESPP Plan	—	—	28,672	—	564	—	—	564
Stock issuance fees and expenses	—	—	—	—	23	—	—	23
Loss on effective cash flow hedge	—	—	—	—	—	(217)	—	(217)
Issuance of restricted stock, net of forfeitures	—	—	(6,070)	—	(688)	—	—	(688)
Issuance of common stock for stock options	—	—	289,081	—	2,173	—	—	2,173
ESPP expense	—	—	—	—	144	—	—	144
Stock based compensation expense - options and restricted stock	—	—	—	—	3,131	—	—	3,131
Net income	—	—	—	—	—	—	2,143	2,143
Balance, September 30, 2019	—	$—	104,145,895	$104	$516,936	$(2,380)	$(17,653)	$497,007

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	6,864,000	$32,615	80,462,574	$80	$194,687	$274	$(23,079)	$171,962
Common stock issuance ESPP Plan	—	—	38,620	—	267	—	—	267
Stock issuance fees and expenses	—	—	—	—	(97)	—	—	(97)
Foreign currency translation adjustments	—	—	—	—	—	(45)	—	(45)
Gain on effective cash flow hedge	—	—	—	—	—	270	—	270
Issuance of common stock for stock options	—	—	67,259	1	215	—	—	216
Deemed dividends on preferred stock and amortization of beneficial conversion feature	—	2,856	—	—	(2,856)	—	—	(2,856)
ESPP expense	—	—	—	—	54	—	—	54
Stock based compensation expense - options and restricted stock	—	—	—	—	1,570	—	—	1,570
Net income	—	—	—	—	—	—	644	644
Balance, March 31, 2018	6,864,000	$35,471	80,568,453	$81	$193,840	$499	$(22,435)	$171,985
Common stock issuance ESPP Plan	—	—	31,686	—	231	—	—	231
Redemption of Series A Preferred Stock	(6,864,000)	(37,823)	—	—	(21,348)	—	—	(21,348)
Stock issuance fees and expenses	—	—	—	—	(46)	—	—	(46)
Foreign currency translation adjustments	—	—	—	—	—	24	—	24
Loss on effective cash flow hedge	—	—	—	—	—	(266)	—	(266)
Issuance of common stock for stock options	—	—	897,942	—	4,918	—	—	4,918
Deemed dividends on preferred stock and amortization of beneficial conversion feature	—	2,352	—	—	(2,352)	—	—	(2,352)
Gain on redemption of preferred stock		—	—	—	9,075	—	—	9,075
ESPP expense	—	—	—	—	56	—	—	56
Stock based compensation expense - options and restricted stock	—	—	—	—	2,277	—	—	2,277
Adjustment for adoption of accounting standards	—	—	—	—	(1,095)	—	1,130	35
Net loss	—	—	—	—	—	—	(380)	(380)
Balance, June 30, 2018	—	$—	81,498,081	$81	$185,556	$257	$(21,685)	$164,209
Common stock issuance ESPP Plan	—	—	16,689	—	267	—	—	267
Stock issuance fees and expenses	—	—	—	—	(163)	—	—	(163)
Foreign currency translation adjustments	—	—	—	—	—	(13)	—	(13)
Loss on effective cash flow hedge	—	—	—	—	—	292	—	292
Issuance of restricted stock, net of forfeitures	—	—	62,182	—	(297)	—	—	(297)
Issuance of common stock - Public Offering	—	—	11,270,000	11	135,060	—	—	135,071
Issuance of common stock for stock options	—	—	133,831	1	978	—	—	979
ESPP expense	—	—	—	—	56	—	—	56
Stock based compensation expense - options and restricted stock	—	—	—	—	1,135	—	—	1,135
Net income	—	—	—	—	—	—	2,023	2,023
Balance, September 30, 2018	—	$—	92,980,783	$93	$322,592	$536	$(19,662)	$303,559

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018
Net income	$1,710	$2,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,200	11,477
Loss on disposal of assets	451	278
Loss on debt extinguishment	1,018	—
Amortization of intangibles	7,482	4,255
Amortization of debt issue costs	323	392
Non-cash stock based compensation	7,727	5,148
Non-cash operating lease expense	3,224	—
Changes in assets and liabilities, net
Accounts receivable, net	(14,219)	(2,267)
Inventories	(3,982)	644
Prepaid assets	(1,013)	(559)
Other current assets	(381)	(1,749)
Accounts payable, accrued and other liabilities	2,470	9,427
Net cash provided by operating activities	20,010	29,333
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(13,953)	(11,091)
Acquisition adjustment	399	—
Net cash used in investing activities	(13,554)	(11,091)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances on revolving credit facility	—	10,000
Repayment of revolving credit facility	(5,000)	(35,400)
Redemption of preferred stock	—	(50,096)
Repayment of equipment and other loans	(5,481)	(4,774)
Proceeds from term loan	100,000	30,000
Repayment of term loan	(96,750)	(3,187)
Payments of debt issue costs	(1,051)	(576)
Issuance of common stock, net	10,132	6,535
Proceeds from equity offering, net	160,774	134,910
Net cash provided by financing activities	162,624	87,412
Effects of foreign exchange rate changes on cash and cash equivalents	—	(35)
Net change in cash and cash equivalents	169,080	105,619
Cash and cash equivalents, beginning of period	9,811	12,821
Cash and cash equivalents, end of period	$178,891	$118,440

Supplemental disclosure of cash flow information:
Cash paid for operating lease liabilities	$2,878	$—
Interest paid	$4,295	$4,722
Income taxes paid (refunded), net	$316	$(76)
Supplemental disclosure of non-cash investing and financing information:
Working capital adjustment related to acquisition	$1,977	$—
Equipment acquired under loan obligations	$3,665	$7,569
Property and equipment included in accounts payable	$810	$571
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

The Company reports its activities in two operating segments; the Clinical Services Segment and the Pharma Services Segment. These reportable segments deliver testing services to hospitals, pathologists, oncologists, clinicians, pharmaceutical firms and researchers and represent 100% of the Company’s consolidated assets, net revenues and net income for each period presented. For further financial information about these segments, see Note N, Segment Information, in the accompanying notes to the consolidated financial statements.

The Company has evaluated events through the filing date of the financial statements. There were no subsequent events that require disclosure.

Immaterial Restatement and Reclassification
Subsequent to the issuance of the September 30, 2018 consolidated financial statements, during the third quarter of 2019 the Company identified that the gain on redemption of preferred stock for the three months ended June 30, 2018 of $9.1 million was incorrectly presented as a loss on redemption with an offsetting decrease to additional paid in capital in the consolidated statements of redeemable preferred stock and stockholders' equity. As a result, the Company has revised the presentation of the impact of the redemption on the carrying value of the preferred stock in the consolidated statements of redeemable preferred stock and stockholders' equity for the three month period ended June 30, 2018. There was no impact to the beginning and ending balances of preferred stock as a result of this error.

In addition, the Company identified that it has historically incorrectly classified deemed dividends, amortization of BCF and redemption value measurement adjustments on preferred stock as adjustments to its accumulated deficit. As a result, the Company has corrected the historical presentation of all amounts of deemed dividends, amortization of BCF and redemption value measurement adjustments for the three year period ended December 31, 2017 as a cumulative reduction of additional paid-in capital as of December 31, 2017 and other applicable periods as further disclosed within the table below.

The adjustments to correct for these errors have no impact to the previously reported consolidated statements of operations, comprehensive income, or cash flows. The adjustments to correct for these errors also have no impact to total preferred stock or total stockholders' equity as presented within the consolidated balance sheets or statements of redeemable convertible preferred stock and stockholders' equity. Management has considered these errors from a qualitative and quantitative perspective and believes the impact of these errors is not material to previously issued consolidated financial statements. The Company has

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

restated its accompanying consolidated statements of redeemable preferred stock and stockholders’ equity and consolidated balance sheets to correct for these immaterial errors for the applicable periods presented in this Form 10-Q.

Additionally, the Company made certain other presentation reclassifications to previously reported information related to the redemption of preferred stock in June 2018, including reclassifying $21.3 million of deemed dividends on preferred stock and amortization of beneficial conversion feature to redemption of Series A preferred stock within additional paid-in capital in the accompanying consolidated statements of redeemable preferred stock and stockholders’ equity. Such presentation reclassifications have no impact to total additional paid-in capital for any period.

The following table shows the amounts of additional paid-in capital, accumulated deficit, deemed dividends on preferred stock and amortization of beneficial conversion feature, and gain on redemption of preferred stock for the applicable periods, as previously reported and as corrected in the consolidated statements of redeemable preferred stock and stockholders' equity and balance sheets (in thousands):

	As Previously Reported		As Corrected
	Additional Paid-in Capital	Accumulated Deficit	Additional Paid-in Capital	Accumulated Deficit

Balance at December 31, 2017	$230,030	$(58,422)	$194,687	$(23,079)
Deemed dividends on preferred stock and amortization of beneficial conversion feature	—	(2,856)	(2,856)	—
Balance at March 31, 2018	232,039	(60,634)	193,840	(22,435)
Deemed dividends on preferred stock and amortization of beneficial conversion feature*	419	(2,771)	(2,352)	—
Gain on redemption of preferred stock	—	9,075	9,075	—
Balance at June 30, 2018	217,451	(53,580)	185,556	(21,685)
Balance at September 30, 2018	354,487	(51,557)	322,592	(19,662)
Balance at December 31, 2018	372,186	(51,258)	340,291	(19,363)
Balance at March 31, 2019	378,571	(53,682)	346,676	(21,787)
Balance at June 30, 2019	$543,484	$(51,691)	$511,589	$(19,796)

*The deemed dividends on preferred stock and amortization of beneficial conversion feature within additional paid-in capital as previously reported as shown here reflects a $21.3 million reclassification to the redemption of Series A preferred stock within additional paid-in capital. As discussed above, such presentation reclassifications have no impact to total paid-in capital for any period.

The following table shows the amounts of the redemption of preferred stock, deemed dividends on preferred stock and amortization of beneficial conversion feature, and gain on redemption of preferred stock for the applicable periods, as previously reported and as currently reported in the consolidated statements of redeemable preferred stock and stockholders' equity (in thousands):

	As Previously Reported			As Currently Reported
	Series A Redeemable Convertible Preferred Stock	Immaterial Correction of an Error	Reclassification	Series A Redeemable Convertible Preferred Stock

Balance at March 31, 2018	$35,471	$—	$—	$35,471
Redemption of Series A Preferred Stock	(50,096)	—	12,273	(37,823)
Deemed dividends on preferred stock and amortization of beneficial conversion feature	5,550	18,150	(21,348)	2,352
Gain on redemption of preferred stock	9,075	(18,150)	9,075	—
Balance at June 30, 2018	$—	$—	$—	$—

Note B – Recently Adopted and Issued Accounting Guidance

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Topic 842 supersedes the lease requirements in FASB ASC 840, Leases (Topic 840). Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most operating leases and provide enhanced disclosures.

The Company adopted Topic 842 effective January 1, 2019 using the modified retrospective method and using the optional transition method to apply the new lease accounting standard prospectively as of January 1, 2019, rather than as of the earliest period presented. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) assets of $9.7 million and corresponding operating lease liabilities of $10.1 million upon adoption. The adoption did not materially impact the Company’s Consolidated Statements of Operations or Cash Flows. Refer to Note C, Leases, herein for further details regarding the impact of the adoption of Topic 842 and other information related to the Company’s lease portfolio.

Issued
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those years. The Company plans to implement the new standard in the first quarter of 2020 using a modified retrospective approach, and is in the process of reviewing its credit loss models to assess the impact of the adoption of the standard on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Topic 350 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company will adopt this pronouncement on January 1, 2020 and does not expect the impact of the adoption of the standard to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. Certain provisions of the ASU must be adopted retrospectively, while others must be adopted prospectively. The Company will adopt this pronouncement on January 1, 2020 and does not expect the impact of the adoption of the standard to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs should be presented as a prepaid asset on the balance sheet and expensed over the term of the hosting arrangement. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. The Company will adopt this pronouncement on January 1, 2020 and does not expect the impact of the adoption of the standard to have a material impact on its consolidated financial statements.
Note C – Leases

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company leases corporate offices and laboratory space throughout the world, all of which are classified as operating leases expiring at various dates and generally have terms ranging from 1 to 10 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Some of the Company’s real estate lease agreements include options to either renew or early terminate the lease. Leases with renewal options allow the Company to extend the lease term typically between 1 and 5 years. When it is reasonably certain that the Company will exercise an option to renew or terminate a lease, these options are considered in determining the classification and measurement of the lease.
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
The Company utilizes its incremental borrowing rate by lease term in order to calculate the present value of our future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On January 1, 2019, the discount rate used on existing leases at adoption was determined based on the remaining lease term using available data as of that date. For new or renewed leases starting in 2019, the discount rate is determined using the incremental borrowing rate at lease commencement and based on the lease term.
Operating Leases
Operating lease costs include an immaterial amount of variable lease cost, and are recorded in cost of revenue and general and administrative expenses, depending on the nature of the leased asset. Aside from variable lease costs, operating lease costs represent fixed lease payments recognized on a straight-line basis over the lease term.
As of September 30, 2019, the maturities of our operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (in thousands):

Remaining Lease Payments
Remainder of 2019	$1,540
2020	4,969
2021	5,050
2022	4,213
2023	4,076
2024	4,097
Thereafter	12,705
Total remaining lease payments	36,650
Less: imputed interest	(9,253)
Total operating lease liabilities	27,397
Less: current portion	(3,527)
Long-term operating lease liabilities	$23,870
Weighted-average remaining lease term (in years)	8.1
Weighted-average discount rate	6.5%
The following summarizes additional supplemental data related to our operating leases (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	$1,271	$4,365

		Nine Months Ended September 30, 2019
Right-of-use assets obtained in exchange for operating lease liabilities		$19,341

Lease contracts that have been executed but have not yet commenced are excluded from the tables above. As of September 30, 2019, the Company has entered into $50.3 million of contractually binding minimum lease payments for leases executed but not yet commenced. This amount primarily relates to the lease of the laboratory and headquarters facility in Fort Myers, Florida that is expected to commence in 2021. In addition to the minimum lease payments, the Company will pay $25.0 million relating to the construction of the underlying assets. This amount will be initially recorded as a prepaid asset. On the commencement date of the lease, the amount will be reclassed to either the right-of-use asset or leasehold improvements as appropriate and amortized accordingly. Construction of this facility has not yet commenced. The Company is not expected to control the underlying assets during the construction period and therefore is not considered the owner of the underlying assets for accounting purposes.
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

Note D – Revenue Recognition and Contractual Adjustments
The Company has two operating segments for which it recognizes revenue; Clinical Services and Pharma Services. The Clinical Services segment provides various clinical testing services to community-based pathology practices, hospital pathology labs and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and patients. The Pharma Services segment supports pharmaceutical firms in their drug development programs by providing testing services and data analytics for clinical trials and research.
Clinical Services Revenue
The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent. The performance obligation is satisfied and revenues are recognized once the diagnostic services have been performed and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, client direct billing, commercial insurance, Medicare and other government payers, and patients. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience and other anticipated adjustments, including anticipated payer denials. Collection of consideration the Company expects to receive typically occurs within 30 to 60 days of billing for commercial insurance, Medicare and other governmental and self-pay payers and within 60 to 90 days of billing for client payers.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

	September 30, 2019	December 31, 2018
Current pharma contract assets (1)	$234	$86
Long-term pharma contract assets (2)	627	268
Total pharma contract assets	$861	$354

Current pharma capitalized commissions (1)	$222	$271
Long-term pharma capitalized commissions (2)	839	650
Total pharma capitalized commissions	$1,061	$921

Current pharma contract liabilities	$1,187	$927
Long-term pharma contract liabilities (3)	1,898	1,652
Total pharma contract liabilities	$3,085	$2,579
(1) Current pharma contract assets and Current pharma capitalized commissions are classified as “Other current assets” on the Consolidated Balance Sheets.
(2) Long-term pharma contract assets and Long-term pharma capitalized commissions are classified as “Other assets” on the Consolidated Balance Sheets.
(3) Long-term pharma contract liabilities are classified as “Other long-term liabilities” on the Consolidated Balance Sheets.
Pharma contract assets increased $0.5 million, or 143%, from December 31, 2018 to September 30, 2019. Pharma contract liabilities increased $0.5 million, or 20%, during the same period while capitalized commissions also increased by $0.1 million, or 15%. These increases are due to higher upfront fees driven by increases in the volume of Pharma contracts in process.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Revenue recognized for the three and nine months ended September 30, 2019 related to Pharma contract liability balances outstanding at the beginning of the period was $0.1 million and $2.0 million, respectively. Amortization of capitalized commissions for the three and nine months ended September 30, 2019 was $0.3 million and $0.9 million, respectively.
Disaggregation of Revenue
The Company considered various factors for both its Clinical Services and Pharma Services segments in determining appropriate levels of homogeneous data for its disaggregation of revenue, including the nature, amount, timing and uncertainty of revenue and cash flows. For Clinical Services, the categories identified align with our type of customer due to similarities of billing method, level of reimbursement and timing of cash receipts. Unbilled amounts are accrued and allocated to payor categories based on historical experience. In future periods, actual billings by payor category may differ from accrued amounts. Pharma Services revenue was not further disaggregated as substantially all of our revenue relates to contracts with large pharmaceutical and biotech customers as well as other CROs for which the nature, timing and uncertainty of revenue and cash flows is similar and primarily driven by individual contract terms.
The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Clinical Services:
Client direct billing	$53,555	$39,779	$155,999	$120,925
Commercial Insurance	20,956	10,253	63,052	28,726
Medicare and Medicaid	17,818	8,603	47,961	25,333
Self-Pay	236	814	745	976
Total Clinical Services	$92,565	$59,449	$267,757	$175,960
Pharma Services:	12,107	9,647	34,205	24,306
Total Revenue	$104,672	$69,096	$301,962	$200,266

Note E – Acquisition
On December 10, 2018 (the “Acquisition Date”), the Company acquired all of the issued and outstanding shares of common stock of Genesis Acquisition Holding Corp (“Genesis”), and its wholly owned subsidiary, Genoptix, Inc. (“Genoptix”, and collectively with its subsidiaries and Genesis, referred to herein as “Genoptix”), for a purchase price consisting of (i) cash consideration of approximately $127.0 million, which included approximately $2.0 million in estimated working capital adjustments and adjustments for estimated cash on hand of Genoptix on the Closing Date and (ii) 1.0 million shares of NeoGenomics’ common stock pursuant to an Agreement and Plan of Merger dated October 23, 2018 (the “Merger Agreement”).
Cartesian Medical Group, Inc. (“Cartesian”) is a California professional corporation that provided hematopathology and other pathology services to Genoptix as an independent contractor. Cartesian was consolidated into Genoptix as a variable interest entity. Subsequent to December 31, 2018, the professional services agreement between Genoptix and Cartesian was terminated and the Company entered into separate medical services agreements with the entities owned by the physicians who were previously employees of Cartesian. The termination of the agreement with Cartesian did not have any impact on the Company’s consolidated financial statements.
The Company issued approximately 1.0 million shares of common stock as consideration for the acquisition of Genoptix. This common stock was issued as unregistered shares, which carries a minimum six-month holding period before they may be sold to the public. The fair value of the common stock consideration was estimated using inputs not observable in the market and thus represents a Level 3 measurement. The key assumption in the fair value determination was a 5 percent discount due to lack of marketability of the common stock as a result of the restrictions imposed on the holder. The acquisition date fair value of common stock transferred is calculated below (in thousands, except share and per share amounts):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Common Stock Valuation	Amount
Shares of common stock issued as consideration	1,000,000
Stock price per share on closing date	$13.94
Value of common stock issued as consideration	$13,940
Issue discount due to lack of marketability	$(697)
Fair value of common stock at December 10, 2018	$13,243

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date and measurement period and other adjustments recorded during 2019. Included in the measurement period and other adjustments is a $2.4 million working capital adjustment to the original cash consideration, as defined within the Merger Agreement, of which $0.4 million was received in cash with the remainder received as a return of common stock. The Company is in the process of completing its valuation of certain assets and liabilities, primarily related to accounts receivable and accounts payable assumed; thus, the provisional measurements of current assets and current liabilities are subject to change.

	December 10, 2018 (As Initially Reported)	Measurement Period and Other Adjustments	December 10, 2018 (As Adjusted)
Current assets	$22,172	$2,257	$24,429
Property and equipment	21,029	(428)	20,601
Identifiable intangible assets	71,792	(3,463)	68,329
Goodwill	50,873	679	51,552
Long-term assets	170	—	170
Total assets acquired	$166,036	$(955)	$165,081
Current liabilities	(10,769)	(892)	(11,661)
Long-term liabilities (1)	(15,265)	282	(14,983)
Net assets acquired	$140,002	$(1,565)	$138,437

(1) Includes $14.7 million and $12.9 million as initially reported and as adjusted, respectively, in deferred tax liabilities associated with tangible and intangible assets acquired.
Of the $68.3 million of acquired intangible assets, $54.2 million was provisionally assigned to customer relationships which are amortized over fifteen years, $0.7 million was provisionally assigned to the Genoptix trade name which is being amortized over one year, and $13.4 million was provisionally assigned to trade marks which are assigned as indefinite-lived assets.
The goodwill arising from the acquisition of Genoptix includes revenue synergies as a result of our existing customers and Genoptix' customers having access to each other’s testing menus and capabilities and also from the new product lines, which Genoptix adds to the Company’s product portfolio, including the use of COMPASS and CHART trade names. None of the goodwill is expected to be deductible for income tax purposes. The provisional fair value of accounts receivable acquired is approximately $16.6 million, net of a $1.5 million fair value adjustment.

The following unaudited pro forma information (in thousands) have been provided for illustrative purposes only and are not necessarily indicative of results that would have occurred had the acquisition of Genoptix occurred on January 1, 2018, nor are they necessarily indicative of future results.

Nine Months Ended September 30, 2018
Revenue	$274,609
Net loss	$(1,164)
Net income available to common shareholders	$2,284

The unaudited pro forma consolidated results have been prepared by adjusting our historical results to include the acquisition of Genoptix as if it occurred on January 1, 2018. These unaudited pro forma consolidated historical results were then adjusted for

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

certain items, primarily related to a net increase in amortization expense during the nine months ended September 30, 2019 due to higher intangible assets recorded related to the acquisition of Genoptix and a reduction in interest expense during the nine months ended September 30, 2018, as the Company did not acquire the existing debt.
Note F – Goodwill and Intangible Assets
Goodwill as of September 30, 2019 and December 31, 2018 was $198.6 million and $197.9 million, respectively. In 2019, the Company recorded measurement period and other adjustments of $0.7 million. Refer to Note E, Acquisition, herein for further detail.
Intangible assets consisted of the following as of (in thousands):

		September 30, 2019
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	12-24 months	$3,679	$3,552	$127
Non-Compete Agreement	24 months	27	27	—
Customer Relationships	180 months	139,271	23,761	115,510
Trade Name - Indefinite-lived	—	13,447	—	13,447
Total		$156,424	$27,340	$129,084

		December 31, 2018
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	12-24 months	$3,675	$3,042	$633
Non-Compete Agreement	24 months	27	18	9
Customer Relationships	180 months	141,626	16,798	124,828
Trade Name - Indefinite-lived	—	14,559	—	14,559
Total		$159,887	$19,858	$140,029

The Company recorded approximately $2.4 million and $1.4 million in straight-line amortization expense of intangible assets for the three months ended September 30, 2019 and 2018, respectively, and approximately $7.5 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively. The Company records amortization expense as a general and administrative expense.
The estimated amortization expense related to amortizable intangible assets for each of the four succeeding fiscal years and thereafter as of September 30, 2019 is as follows (in thousands):

Remainder of 2019	$2,448
2020	9,285
2021	9,285
2022	9,285
2023	9,285
Thereafter	76,049
Total	$115,637

Note G – Debt

The following table summarizes the long term debt, net at September 30, 2019 and December 31, 2018 (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2019	December 31, 2018
Term loan	$100,000	$96,750
Revolving credit facility	—	5,000
Financing obligations	9,732	11,548
Total debt	$109,732	$113,298
Less: Debt issuance costs	(723)	(997)
Less: Current portion of long-term debt and financing obligations	(12,000)	(14,171)
Total long-term debt, net	$97,009	$98,130

The carrying value of the Company’s term loan and financing obligations approximates fair value based on the current market conditions for similar instruments.
Senior Secured Credit Agreement
On June 27, 2019 (the “Closing Date”), the Company entered into a new senior secured credit agreement (the “New Credit Agreement”) with PNC Bank National Association (“PNC”), as administrative agent, and the lenders party thereto. The New Credit Agreement provides for a $100.0 million revolving credit facility (the “Revolving Credit Facility”), a $100.0 million term loan facility (the “Term Loan Facility”), and a $50.0 million delayed draw term loan which has an availability period beginning on the Closing Date and ending on December 27, 2020 (the “Delayed Draw Term Loan”). The Term Loan Facility and amounts borrowed under the Revolving Credit Facility are secured on a first priority basis by a security interest in substantially all of the tangible and intangible assets of the Company.
Borrowings under the New Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) the Adjusted LIBOR rate for the relevant interest period, as defined within the agreement (2) an alternate base rate determined by reference to the greatest of (a) the federal funds rate for the relevant interest period plus 0.5% per annum, (b) the prime lending rate of PNC and (c) the daily LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin will range from 1.25% to 2.25% for LIBOR loans and 0.25% to 1.25% for base rate loans, in each case based on NeoGenomics’ Consolidated Leverage Ratio (as defined in the New Credit Agreement). Interest on borrowings under the New Credit Agreement is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. The Company has previously entered into interest rate swap agreements to hedge against changes in the variable rate for a portion of our long term debt. See Note H, Derivative Instruments and Hedging Activities, for more information on these instruments.
The Revolving Credit Facility includes a $10.0 million swing loan sublimit, with swing loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Revolving Credit Facility is due and payable on June 27, 2024 or such earlier date as the obligations under the New Credit Agreement become due and payable pursuant to the terms of the New Credit Agreement. No amounts were outstanding under Revolving Credit Facility as of September 30, 2019.
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
On September 30, 2019, the Company had current outstanding borrowings under the Term Loan Facility of approximately $6.3 million, and long-term outstanding borrowings of approximately $93.7 million, net of unamortized debt issuance costs of $0.7 million. These costs were recorded as a reduction in the carrying amount of the related liability and are being amortized over the life of the loan.
In addition to paying interest on outstanding principal under the New Credit Agreement, the Company will be required to pay a commitment fee in respect of the unutilized portion of the commitments under the Revolving Credit Facility and the Delayed Draw Term Loan. The commitment fee rate will initially be 0.25% per annum, and, beginning in the fourth quarter of 2019, will range from 0.15% to 0.35% depending on NeoGenomics’ Consolidated Leverage Ratio. The Company will also pay customary letter of credit and agency fees.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Term Loan Facility requires the Company to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, and (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt.
Prior Financing Agreement
Simultaneous with entering into the New Credit Agreement, on June 27, 2019, the Company terminated the Prior Financing Agreement and repaid all outstanding amounts owed thereunder.
The Prior Financing Agreement, originally entered into on December 22, 2016, with Regions Bank as administrative agent and collateral agent, provided for a $75.0 million term loan facility (the “Prior Term Loan Facility”) and a $75.0 million revolving credit facility (the “Prior Revolving Credit Facility”). On June 21, 2018, the Company entered into an amendment to the Prior Credit Agreement (the “Amendment”) which provided for an additional term loan in the amount of $30.0 million, for which revised terms are included below.
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
Borrowings under the Prior Term Loan Facility bore interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) the Adjusted LIBOR rate for the relevant interest period, as defined within the Credit Agreement, (2) an alternate base rate determined by reference to the greatest of (a) the prime lending rate of Regions, (b) the federal funds rate for the relevant interest period plus 0.5% per annum and (c) the one month LIBOR rate plus 1% per annum (the “Alternate Base Rate”), or (3) a combination of (1) and (2). The applicable margin ranged from 2.25% to 4.00% for LIBOR loans and 1.25% to 3.00% for base rate loans, in each case based on NeoGenomics’ consolidated leverage ratio (as defined in the Prior Financing Agreement and revised in the Amendment). Interest on borrowings was payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of Adjusted LIBOR loans.
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
The Prior Financing Agreement required the Company to mandatorily prepay the Prior Term Loan Facility and amounts borrowed under the Prior Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) beginning with the fiscal year ended December 31, 2018, 75% of consolidated excess cash flow (as defined) if the Company’s consolidated leverage ratio was greater than or equal to 3.25:1.0 or 50% of consolidated excess cash flow (as defined) if the Company’s consolidated leverage ratio was less than or equal to 3.25:1.0 but greater than or equal to 2.75:1.0 and (iv) 100% of net cash proceeds from issuances of permitted equity securities by the Company made in order to cure a failure to comply with the financial covenants.
Financing Obligations
The Company has entered into loans with various banks to finance the purchase of laboratory equipment, office equipment and leasehold improvements.  These loans mature at various dates through 2022 and the weighted average interest rate under such loans was approximately 4.67% as of September 30, 2019 and 4.56% as of December 31, 2018.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturities of Long-Term Debt
Maturities of long-term debt as of September 30, 2019 are summarized as follows (in thousands):

	Term Loan	Financing Obligations	Total Long-Term Debt
Remainder of 2019	$2,500	$1,667	$4,167
2020	5,000	5,270	10,270
2021	6,250	2,455	8,705
2022	7,500	340	7,840
2023	8,750	—	8,750
2024	70,000	—	70,000
Total Debt	100,000	9,732	109,732
Less: Current portion of long-term debt	(6,250)	(5,750)	(12,000)
Less: Debt issuance costs	(723)	—	(723)
Long-term debt, net	$93,027	$3,982	$97,009

Note H – Derivative Instruments and Hedging Activities

In December of 2016 and June of 2018, the Company entered into interest rate swap agreements to reduce the Company’s exposure to interest rate fluctuations on the Company’s variable rate debt obligations.  These derivative financial instruments are accounted for at fair value as cash flow hedges, which effectively modifies the Company’s exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate obligation, thus reducing the impact of interest rate changes on future interest expense.

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

The fair value of the interest rate swaps are included in other assets or liabilities, when applicable.  As of September 30, 2019 and December 31, 2018, the fair value of the derivative financial instruments included in other long-term assets were $0.04 million and $0.48 million, respectively. As of September 30, 2019 and December 31, 2018, the fair value of the derivative financial instruments included in other long-term liabilities were $2.3 million and $0.9 million, respectively. Fair value adjustments are recorded as an adjustment to accumulated other comprehensive earnings, except that any gains and losses on ineffectiveness of the interest rate swap would be recorded as an adjustment to other expense (income), net. Fair value adjustments will be reclassified to interest expense in the period during which the hedged transaction affects earnings, whether upon termination or maturity. Hedge effectiveness is assessed quarterly. The Company determined that the interest rate swaps are highly effective and, thus, there is no impact to the Company’s Consolidated Statements of Operations. Upon termination of the interest rate swap agreement, the Company will reclassify gains or losses on derivative instruments from accumulated other comprehensive income (“AOCI”) to earnings. The December 2016 interest rate swap agreement matures in December 2019. Upon maturity, gains or losses, if any, on this derivative instrument will be reclassified from AOCI to earnings. Based on interest rates in effect at September 30, 2019, the Company estimates the amount reclassified from AOCI to earnings during the next twelve months as the anticipated cash flows occur will be immaterial. There were no amounts reclassified for gains or losses on derivative instruments during the three and nine months ended September 30, 2019.

Note I – Class A Redeemable Convertible Preferred Stock

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The $9.1 million gain was calculated as the carrying value of the shares of preferred stock before the redemption of $37.8 million plus the amount of the beneficial conversion feature originally recorded with the redeemed shares of $21.3 million, as compared to the total consideration being paid, in this case the $50.1 million.

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
Note J – Equity
The Company recorded approximately $3.3 million and $1.1 million in stock based compensation expense for the three months ended September 30, 2019 and 2018, respectively, and approximately $7.7 million and $5.0 million in stock based compensation expense for the nine month periods ended September 30, 2019 and 2018, respectively.
A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2019 is as follows:

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2018	6,839,417	$7.63
Options granted	943,345	$19.74
Less:
Options exercised	1,439,869	$6.58
Options canceled or expired	174,927	$13.15
Options outstanding at September 30, 2019	6,167,966	$9.56
Exercisable at September 30, 2019	2,995,419	$7.20
The fair value of each stock option award granted during the nine months ended September 30, 2019 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

Nine Months Ended September 30, 2019
Expected term (in years)	3.0 - 4.5
Risk-free interest rate (%)	2.5%
Expected volatility (%)	38.9% - 44.0%
Dividend yield (%)	—
Weighted average fair value/share at grant date	$5.76

As of September 30, 2019, there was approximately $5.7 million of unrecognized share based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.37 years.

A summary of the restricted stock activity under the Company’s plans for the nine months ended September 30, 2019 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	282,508	$9.01
Granted	227,188	$19.91
Vested	(121,801)	$9.60
Forfeited	(51,389)	$11.72
Nonvested at September 30, 2019	336,506	$15.75

Employee Stock Purchase Plan (ESPP)

The Company offers an ESPP through which eligible employees may purchase shares of our common stock at a discount of 15% of the fair market value of the Company’s common stock.

During the three months ended September 30, 2019 and 2018, employees purchased 28,672 and 21,100 shares, respectively under the ESPP.  The expense recorded for these periods was approximately $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2019 and 2018, employees purchased 101,959 and 87,288 shares, respectively, under the ESPP.  The expense recorded for these periods was approximately $0.4 million and $0.2 million, respectively.

Working Capital Adjustment

In the first quarter of 2019, the Company recorded a $2.4 million working capital adjustment to the original cash consideration, as defined within the Merger Agreement. In June 2019, the Company received the proceeds of the working capital adjustment as $0.4 million in cash with the remainder received as a return of 99,254 shares of common stock.

Public Offering of Common Stock

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In May 2019, the Company completed an offering of 8,050,000 shares of registered common stock, at a price of $21.25 per share, for gross proceeds of approximately $171.1 million. The Company received approximately $160.8 million in net proceeds after deducting underwriting fees of approximately $10.3 million.
Note K - Income Taxes

To calculate its interim tax provision, at the end of each interim period, the Company estimates the annual effective tax rate and applies such rate to its year-to-date ordinary earnings. The effect of changes in enacted tax laws or rates and excess tax benefits and tax deficiencies related to stock option exercises are recognized in the interim period in which the change occurs. In addition, the effect of significant, unusual, or infrequent items are recognized in the interim period in which the event occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned in foreign jurisdictions, permanent and temporary differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or the tax environment changes.

The income tax benefit for the nine months ended September 30, 2019 relates primarily to non-qualified stock option exercises, disqualified incentive stock option exercises, as well as a pre-tax loss incurred related to legal settlements, which includes the Health Discovery Corporation litigation (see Note L, Commitments and Contingencies) for which the income tax benefit was recognized within the quarter ended March 31, 2019. The Company’s effective tax rate was a benefit of 41.3% for the nine months ended September 30, 2019, differs from the federal statutory rate of 21% primarily due to tax deductions for equity compensation in excess of GAAP expense, offset by losses in foreign jurisdictions with no associated tax benefit and other non-deductible permanent differences.
Note L – Commitments and Contingencies

Legal Matters
The Company was involved in litigation with Health Discovery Corporation (“HDC”) regarding the use of certain licensed technology under a Master License Agreement (“MLA”) dated January 6, 2012 between the Company and HDC. An arbitration hearing took place in December 2018, where the Company vigorously defended its legal rights and remedies pertaining to this licensing dispute. On April 25, 2019, the American Arbitration Association’s Panel of Arbitrators (the “Panel”) issued their ruling (the “Final Award”) which, in pertinent part, terminated the MLA, awarded $1.5 million to HDC in connection with the claims that SmartFlow infringes a valid patent and that internal use by NeoGenomics was subject to milestone and royalty payments, and awarded $5.1 million to HDC with respect to the claim of lack of development and commercialization of SVM-CYTO. All other claims by HDC were denied. The Company’s request for a declaratory judgment was denied and its counterclaims were denied.
The Company recorded an accrual of $4.9 million, net of tax, for this matter during the quarter ended March 31, 2019 and paid $6.7 million to HDC related to this matter in the quarter ended June 30, 2019 . This payment settled all obligations of the Company in connection with this litigation. The Company no longer utilizes any HDC technology.
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
During the three months ended September 30, 2019 and 2018, Mr. Jones earned approximately $15,750 and $38,000, respectively, for consulting work performed and for reimbursement of related expenses. During the three months ended September 30, 2019 and 2018, Mr. Jones earned approximately $13,125 and $12,500, respectively, as compensation for his services on the Board. During the nine months ended September 30, 2019 and 2018, Mr. Jones earned approximately $76,250

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

and $125,000, respectively, for consulting work performed and for reimbursement of related expenses. During the nine months ended September 30, 2019 and 2018, Mr. Jones also earned $38,125 and $37,500, respectively, as compensation for his services on the Board.
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

The financial information reviewed by the Chief Operating Decision Maker (“CODM”) includes revenues, cost of revenue and gross margin for each of the Company’s operating segments. Assets are not presented at the segment level as that information is not used by the CODM.

The following table summarizes the segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
Clinical Services	$92,565	$59,449	$267,757	$175,960
Pharma Services	12,107	9,647	34,205	24,306
Total Revenue	104,672	69,096	301,962	200,266

Cost of revenue:
Clinical Services	47,526	31,509	136,557	94,586
Pharma Services	6,314	5,266	18,492	15,525
Total Cost of Revenue	53,840	36,775	155,049	110,111

Gross Profit:
Clinical Services	45,039	27,940	131,200	81,374
Pharma Services	5,793	4,381	15,713	8,781
Total Gross Profit	50,832	32,321	146,913	90,155

Operating expenses:
General and administrative	33,054	21,055	94,773	59,106
Research and development	2,611	446	6,407	2,475
Sales and marketing	11,508	6,900	35,048	21,355
Total operating expenses	47,173	28,401	136,228	82,936
Income from Operations	3,659	3,920	10,685	7,219
Interest expense, net	203	1,873	3,333	4,766
Other (income) expense	(35)	(30)	5,124	31
Loss on extinguishment of debt	—	—	1,018	—
Income before taxes	3,491	2,077	1,210	2,422
Income tax expense (benefit)	1,348	54	(500)	135
Net income	$2,143	$2,023	$1,710	$2,287

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
As of September 30, 2019, the Company had laboratory locations in Fort Myers and Tampa, Florida; Aliso Viejo, Carlsbad and Fresno, California; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; Rolle, Switzerland and Singapore. The Company currently offers the following types of testing services:
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
c.Flow cytometry - a technique utilized to measure the characteristics of cell populations. Typically performed on liquid samples such as peripheral blood and bone marrow aspirate, it may also be performed on solid tissue samples such as lymph nodes, following additional processing steps. Cells are labeled with selective fluorescent antibodies and analyzed as they flow in a fluid stream through a beam of light. The properties measured in these antibodies include the relative size, relative granularity or internal complexity, and relative fluorescence intensity. These fluorescent antibodies bind to specific cellular antigens and are used to identify abnormal and/or malignant cell populations. Flow cytometry is typically utilized in diagnosing a wide variety of hematopoietic and lymphoid neoplasms. Flow cytometry is also used to monitor patients during the course of therapy to identify extremely low levels of residual malignant cells, known as minimal residual disease (“MRD”).
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
e.Molecular testing - a rapidly growing field which includes a broad range of laboratory techniques utilized in cancer testing. Most molecular techniques rely on the analysis of DNA and/or RNA, as well as the structure and function of genes at the molecular level. Molecular testing technologies include: DNA fragment length analysis; polymerase chain reaction (“PCR”) analysis; reverse transcriptase polymerase chain reaction (“RT-PCR”) analysis, real-time (or quantitative) polymerase chain reaction (“pPCR”) analysis; bi-directional Sanger sequencing analysis; and Next-Generation Sequencing (“NGS”) analysis.

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
We will work to maintain our broad and innovative test menu of molecular, immunohistochemistry, and other testing, which has helped make us a “one-stop shop” for many clients who value that all of their testing can be sent to one laboratory. We believe successfully integrating Genoptix’ and NeoGenomics’operations will allow us to increase efficiency and reduce cost per test. We will continue to look for growth opportunities through mergers and/or acquisitions and are focused on strategic opportunities that would be complementary to our menu of services and would increase our earnings and cash flow in the short to medium time frame.

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
World-class Medical and Scientific Team
Our team of medical professionals and Ph.D.’s. are specialists in the field of genetics, oncology and pathology.  As of September 30, 2019, we employed, or are contracted with, approximately 100 full-time M.D.’s and Ph.D.’s. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories. Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases. For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to Pharmaceutical companies.
Innovative Service Offerings
We believe we currently have the most extensive menu of tech-only FISH services in the country as well as extensive and advanced tech-only flow cytometry and IHC testing services. These types of testing services allow the professional interpretation component of a test to be performed and billed separately by our physician clients. Our tech-only services are designed to give pathologists the option to choose, on a case-by-case basis, whether they want to order just the technical information and images relating to a specific test so they can perform the professional interpretation, or order “global” services and receive a comprehensive test report which includes a NeoGenomics pathologist’s interpretation of the test results. Our clients appreciate the flexibility to access NeoGenomics’ medical staff for difficult or complex cases or when they are otherwise unavailable to perform professional interpretations.

We offer a comprehensive suite of technical and interpretation services, to meet the needs of those clients who are not credentialed and trained in interpreting genetic tests and who require pathology specialists to interpret the testing results for them. In our global service offerings, our lab performs the technical component of the tests and our M.D.’s and Ph.D.’s. provide the service of interpreting the results of those tests. Our professional staff is also available for post-test consultative services. Clients using our global service offering rely on the expertise of our medical team to give them the answers they need in a timely manner to help inform their diagnoses and treatment decisions.
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
Results of Operations for the Three and Nine Months Ended September 30, 2019 as Compared to the Three and Nine Months Ended September 30, 2018
The following table presents the Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	51.4%	53.2%	51.3%	55.0%
Gross Profit	48.6%	46.8%	48.7%	45.0%
Operating expenses:
General and administrative	31.6%	30.5%	31.4%	29.5%
Research and development	2.5%	0.6%	2.1%	1.2%
Sales and marketing	11.0%	10.0%	11.6%	10.7%
Total operating expenses	45.1%	41.1%	45.1%	41.4%
Income from operations	3.5%	5.7%	3.6%	3.6%
Interest expense, net	0.2%	2.7%	1.1%	2.4%
Other income	—%	—%	1.7%	—%
Loss on extinguishment of debt	—%	—%	0.3%	—%
Income before income taxes	3.3%	3.0%	0.5%	1.2%
Income tax (benefit) expense	1.3%	0.1%	(0.2)%	0.1%
Net income	2.0%	2.9%	0.7%	1.1%

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents consolidated net revenue for the test type indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Clinical Services	$92,565	$59,449	$33,116	55.7%	$267,757	$175,960	$91,797	52.2%
Pharma Services	12,107	9,647	2,460	25.5%	34,205	24,306	9,899	40.7%
Total Revenue	$104,672	$69,096	$35,576	51.5%	$301,962	$200,266	$101,696	50.8%

Revenue
Clinical Services revenue for the three and nine month periods ending September 30, 2019 increased $33.1 million and $91.8 million, respectively, compared to the same periods in 2018.  Testing volumes also increased in our clinical genetic testing business by approximately 34.9% and 33.2% for the three and nine month periods ending September 30, 2019, respectively, compared to the same periods in 2018. The increases in revenue and volume primarily reflect the acquisition of Genoptix and organic volume growth, as well as the benefit of a more favorable test mix and reimbursement initiatives. We continue to negotiate managed care and group purchasing contracts to increase our in-network coverage and facilitate the addition of new accounts.

Pharma Services revenue for the three and nine month periods ended September 30, 2019 increased $2.5 million and $9.9 million, compared to the same periods in 2018.  In addition, our backlog of signed contracts has continued to grow from $106.1 million as of June 30, 2019 to $118.3 million as of September 30, 2019. The expansion of our Pharma facility in Houston, Texas, provides additional capacity to manage this backlog. We expect this backlog to result in higher revenues in future quarters.

We also expect to achieve continued revenue growth in our Pharma Services segment due to our international presence. In addition to our laboratory in Rolle, Switzerland, we announced a global strategic partnership with Pharmaceutical Product Development, LLC (“PPD”) in 2018, and continued our international expansion including the opening of a laboratory in Singapore.

The following table shows Clinical Services revenue, cost of revenue, requisitions received and tests performed for the three and nine months ended September 30, 2019 and 2018.  This data excludes tests performed for Pharma customers.
Testing revenue and cost of revenue are presented in thousands below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Requisitions (cases) received	145,312	108,467	34.0%	427,406	323,682	32.0%
Number of tests performed	250,518	185,738	34.9%	735,165	551,721	33.2%
Average number of tests/requisitions	1.72	1.71	0.7%	1.72	1.70	0.9%

Total clinical testing revenue	$92,565	$59,449	55.7%	$267,757	$175,960	52.2%
Average revenue/requisition	$637	$548	16.2%	$626	$544	15.2%
Average revenue/test	$369	$320	15.4%	$364	$319	14.2%

Cost of revenue	$47,526	$31,509	50.8%	$136,557	$94,586	44.4%
Average cost/requisition	$327	$290	12.6%	$320	$292	9.3%
Average cost/test	$190	$170	11.8%	$186	$171	8.3%

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

Average revenue per test increased 15.4% and 14.2% for the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding period in 2018. These changes reflect the acquisition of Genoptix, favorable test

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

mix, as well as the positive impact of our internal reimbursement initiatives, partially offset by changes in Medicare reimbursement and regulation.

Cost of Revenue and Gross Profit
Average cost per test increased 11.8% and 8.3% for the three and nine month periods ended September 30, 2019, compared to the corresponding period in 2018, primarily due to the acquisition of Genoptix. This increase was partially offset by increased automation in our laboratories as well as the benefit of increased economies of scale and continuous process improvement.
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.
The consolidated cost of revenue and gross profit metrics are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2019	2018	% Change	2019	2018	% Change
Cost of revenue:
Clinical Services	$47,526	$31,509	50.8%	$136,557	$94,586	44.4%
Pharma Services	6,314	5,266	19.9%	18,492	15,525	19.1%
Total Cost of Revenue	$53,840	$36,775	46.4%	$155,049	$110,111	40.8%
Cost of revenue as a % of revenue	51.4%	53.2%		51.3%	55.0%
Gross Profit:
Clinical Services	$45,039	$27,940	61.2%	$131,200	$81,374	61.2%
Pharma Services	5,793	4,381	32.2%	15,713	8,781	78.9%
Total Gross Profit	$50,832	$32,321	57.3%	$146,913	$90,155	63.0%
Gross Profit Margin	48.6%	46.8%		48.7%	45.0%
Consolidated cost of revenue in dollars increased for the three and nine months ended September 30, 2019 when compared to the same period in 2018 while cost of revenue as a percentage of revenue decreased year-over-year.  These increases in cost of revenue are largely due to the acquisition of Genoptix.
Gross profit margin increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018. Gross margin improvement reflects the impact of volume growth, higher revenue per test, productivity gains, and cost efficiencies.
General and Administrative Expenses
General and administrative expenses consist of payroll and payroll related costs for our billing, finance, human resources, information technology and other administrative personnel as well as stock-based compensation. We also allocate professional services, facilities expense, IT infrastructure costs, depreciation, amortization and other administrative-related costs to general and administrative expenses.
Consolidated general and administrative expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General and administrative	$33,054	$21,055	$11,999	57.0%	$94,773	$59,106	$35,667	60.3%
As a % of revenue	31.6%	30.5%			31.4%	29.5%

General and administrative expenses increased $12.0 million and $35.7 million for the three and nine months ended September 30, 2019, respectively, compared to the same period in 2018. The increase reflects the acquisition of Genoptix as well as higher payroll and payroll related costs due to increases in personnel. Additionally, these expenses include approximately $0.3 million and $2.1 million for the three and nine months ended September 30, 2019 in acquisition and integration related costs.

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
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, including payroll and payroll related costs, maintenance of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$2,611	$446	$2,165	485.4%	$6,407	$2,475	$3,932	158.9%
As a % of revenue	2.5%	0.6%			2.1%	1.2%

Research and development expenses increased $2.2 million and $3.9 million for the three and nine months ended September 30, 2019, compared to the same period in 2018. This 485.4% increase was driven by investments in new test development, particularly in our Next-Generation Sequencing and FDA initiatives.

We anticipate research and development expenditures will increase in future quarters as we invest in innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing	$11,508	$6,900	$4,608	66.8%	$35,048	$21,355	$13,693	64.1%
As a % of revenue	11.0%	10.0%			11.6%	10.7%

Sales and marketing expenses increased $4.6 million and $13.7 million for the three and nine months ended September 30, 2019, when compared to the same periods in 2018. This increase primarily reflects the acquisition of Genoptix as well as higher commissions due to our increase in revenues, the expansion of our sales team and continued investment in marketing. We expect higher commissions expense in the coming quarters as the sales representatives’ continue generating new business with a focus on oncology office sales. We expect our sales and marketing expenses over the long term to align with changes in revenue.
Interest Expense, net
Net interest expense is comprised of interest incurred on our term debt, revolving credit facility and our other financing obligations offset by the interest income we earn on cash balances. Net interest expense for the three months ending September 30, 2019 decreased 89.2%, or $1.7 million, compared to the same period in 2018. For the nine months ended September 30, 2019, net interest expense decreased by 30.1%, or $1.4 million. We expect our interest expense to fluctuate based on timing of advances and payments on our revolving credit facility as well as changes in interest rates and cash balances.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Per Share
The following table provides consolidated net income available to common stockholders for each period along with the computation of basic and diluted net earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income available to common shareholders	$2,143	$2,023	$1,710	$5,735

Basic weighted average shares outstanding	103,899	87,253	99,149	87,381
Diluted weighted average shares outstanding	107,880	90,899	102,766	89,925

Basic net earnings per share	$0.02	$0.02	$0.02	$0.07
Diluted net earnings per share	$0.02	$0.02	$0.02	$0.06

Non-GAAP Measures

Use of Non-GAAP Financial Measures
The Company’s financial results and financial guidance are provided in accordance with GAAP and using certain non-GAAP financial measures. Management believes that the presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors and facilitates the analysis of the Company’s core operating results and comparison of core operating results across reporting periods. Management also uses non-GAAP financial measures for financial and operational decision making, planning and forecasting purposes and to manage the Company’s business. Management believes that these non-GAAP financial measures enable investors to evaluate the Company’s operating results and future prospects in the same manner as management. The non-GAAP financial measures do not replace the presentation of GAAP financial results and should only be used as a supplement to, and not as a substitute for, the Company’s financial results presented in accordance with GAAP. There are limitations inherent in non-GAAP financial measures because they exclude charges and credits that are required to be included in a GAAP presentation, and do not present the full measure of the Company’s recorded costs against its net revenue. In addition, the Company’s definition of the non-GAAP financial measures below may differ from non-GAAP measures used by other companies.

Definitions of Non-GAAP Measures

Non-GAAP Adjusted EBITDA

“Adjusted EBITDA” is defined by NeoGenomics as net income from continuing operations before: (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation expense, and, if applicable in a reporting period, (v) acquisition and integration related expenses, (vi) non-cash impairments of intangible assets, (vii) debt financing costs, (viii) and other significant non-recurring or non-operating (income) or expenses.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income (GAAP)	$2,143	$2,023	$1,710	$2,287
Adjustments to net income:
Interest expense, net	203	1,873	3,333	4,766
Income tax expense (benefit)	1,348	54	(500)	135
Amortization of intangibles	2,380	1,421	7,482	4,255
Depreciation	4,848	4,034	15,200	11,477
EBITDA (non-GAAP)	$10,922	$9,405	$27,225	$22,920
Further adjustments to EBITDA:
Acquisition and integration related expenses	334	—	2,143	—
Loss on extinguishment of debt	—	—	1,018	—
Other significant non-recurring expense (1)	364	670	5,509	2,486
Non-cash, stock-based compensation	3,275	1,191	7,727	5,148
Adjusted EBITDA (non-GAAP)	$14,895	$11,266	$43,622	$30,554

(1) Certain other items that neither relate to the ordinary course of our business nor reflect our underlying business performance are also excluded, including applicable facility moving expenses, expenses and/or proceeds related legal settlements and other items.

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the nine months ended September 30, 2019 and 2018 as well balances of cash and cash equivalents and working capital:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$20,010	$29,333
Investing activities	(13,554)	(11,091)
Financing activities	162,624	87,412
Effects of foreign exchange rate changes	—	(35)
Net change in cash and cash equivalents	169,080	105,619
Cash and cash equivalents, beginning of period	$9,811	$12,821
Cash and cash equivalents, end of period	$178,891	$118,440
Working Capital (1), end of period	$223,094	$147,215

(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
During the nine months ended September 30, 2019, cash flows from operating activities were $20.0 million, a $9.3 million decrease compared to the same period in 2018.  The decrease was primarily due to an increase in accounts receivable of $12.0 million, as well as an increase in inventory of $4.6 million. Receivables have increased year-over-year due to increases in revenue. These increases were partially offset by a decrease in accrued expenses of $7.0 million.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows from Investing Activities
During the nine months ended September 30, 2019, cash used in investing activities was $13.6 million, an increase of approximately $2.5 million compared to the same period in 2018. This was primarily due to an increase in the purchases of property and equipment, partially offset by the working capital adjustment related to the Genoptix acquisition.
Cash Flows from Financing Activities
During the nine months ended September 30, 2019, cash provided by financing activities was $162.6 million compared to $87.4 million in the same period in 2018. Cash provided by financing activities during the nine months ended September 30, 2019 consisted primarily of net cash proceeds of $160.8 million resulting from the equity offering and $10.1 million from stock option exercises, offset by net repayment of the term loan and other finance obligations of $7.2 million.
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
Liquidity Outlook
We had approximately $178.9 million in cash and cash equivalents as of September 30, 2019. In addition, the new senior secured credit agreement provides for up to $250.0 million in borrowing capacity of which $100.0 million is outstanding at September 30, 2019. Based on our level of Adjusted EBITDA and the balance drawn, approximately $115 million was available at that same date. We believe that the cash on hand, available credit lines and positive cash flows generated from operations will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months from the issuance of these financial statements.
Capital Expenditures
We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our cash payments for capital expenditures for the year ending December 31, 2019 will be in the range of $18 million to $20 million. During the nine months ended September 30, 2019, we purchased approximately $17.6 million of capital equipment, software and leasehold improvements, which included $14.0 million in cash payments. The remaining $3.7 million was financed under loan obligations. We have funded and plan to continue funding these capital expenditures with financing obligations, cash, and through bank loan facilities, if necessary.
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
There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended, except for the adoption of new accounting standards, including the new standard related to leases. For further details regarding our leases, see Note C, Leases.

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

During the three months ended September 30, 2019 and 2018, Mr. Jones earned approximately $15,750 and $38,000, respectively, for consulting work performed and for reimbursement of related expenses. During the three months ended September 30, 2019 and 2018, Mr. Jones earned approximately $13,125 and $12,500, respectively, as compensation for his services on the Board. During the nine months ended September 30, 2019 and 2018, Mr. Jones earned approximately $76,250 and $125,000, respectively, for consulting work performed and for reimbursement of related expenses. During the nine months ended September 30, 2019 and 2018, Mr. Jones also earned $38,125 and $37,500, respectively, as compensation for his services on the Board.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1	Commercial Lease Agreement, dated September 13, 2019, by and between NeoGenomics Laboratories, Inc. and Seagate Alico I, LLC

10.2	Development Agreement, dated September 13, 2019, by and between NeoGenomics Laboratories, Inc. and Seagate Alico I, LLC

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Income (Loss) and (v) related notes

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2019	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chairman and Chief Executive Officer

	By:	/s/ Kathryn B. McKenzie
	Name:	Kathryn B. McKenzie
	Title:	Vice President & Chief Accounting Officer