Form 10-K
period 2019-12-31
NEOGENOMICS INC
filed 2020-02-28
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(Address of principal executive offices, Zip code)
(239) 768-0600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	NEO	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: Common Stock par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     ☐   Yes     ☒   No
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.9 billion, based on the closing price of the registrant’s common stock of $21.94 per share on June 30, 2019.
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 24, 2020: 104,831,687.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEOGENOMICS, INC.

FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2019

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
•The application, to our business and the services we provide, of existing laws, rules and regulations, including without limitation, Medicare laws, anti-kickback laws, Health Insurance Portability and Accountability Act of 1996 regulations, state medical privacy laws, international privacy laws, federal and state false claims laws and corporate practice of medicine laws;
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
•The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements and,
•Our ability to manage expenses and risks associated with international operations, including anti-corruption and trade sanction laws and other regulations, and economic, political, legal and other operational risks associated with foreign jurisdictions.
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

Table of Contents	NEOGENOMICS, INC.
all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Trademarks
The “NeoGenomics”,“Genoptix” and “Clarient” names and logos have been trademarked with the United States Patent and Trademark Office. We have trademarked or have applications pending for the brand names FLEXREPORT, HEMEFISH, MelanoSITE, NEOACTT, NEOANTIGEN DISCOVERY, NEOARRAY, NEOCOMPLETE, NEOFISH, NeoLink, NeoLIQUID, NEONET, NEOREACH, NEOSEQ, NEOSMART, NeoSmartFlow, NeoTYPE, NeoUniversity, and NEOVUE. We have also a pending trademark for the marketing slogan “Unifying Cancer Care.” Any other trademarks, registered marks and trade names appearing in this annual report on Form 10-K are the property of their respective holders.

Table of Contents	NEOGENOMICS, INC.
ITEM 1. BUSINESS
NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with its subsidiaries as “NeoGenomics”, “we”, “us”, “our” or the “Company” in this Annual Report) is the registrant for SEC reporting purposes. Our common stock is listed on the NASDAQ Capital Market under the symbol “NEO”.
Overview
We operate a network of cancer-focused testing laboratories in the United States as well as laboratories in Switzerland and Singapore. Our mission is to improve patient care through exceptional cancer-focused testing services. Our vision is to be the World’s leading cancer testing and information company by delivering uncompromising quality and innovative solutions while providing exceptional service and operating with a world-class culture.
As of December 31, 2019, the Company has laboratory locations in Fort Myers and Tampa, Florida; Aliso Viejo, Carlsbad, Fresno and San Diego, California; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; Rolle, Switzerland, and Singapore. We currently offer the following types of testing services:
a.Cytogenetics (“karyotype analysis”) - the study of normal and abnormal chromosomes and their relationship to disease. Cytogenetics involves analyzing the chromosome structure to identify changes from patterns seen in normal chromosomes. Cytogenetic studies are often performed to provide diagnostic, prognostic and occasionally predictive information for patients with hematological malignancies.
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
c.Flow cytometry - a technique utilized to measure the characteristics of cell populations. Typically performed on liquid samples such as peripheral blood and bone marrow aspirate, it may also be performed on solid tissue samples such as lymph nodes following additional processing steps. Cells are labeled with selective fluorescent antibodies and analyzed as they flow in a fluid stream through a beam of light. The properties measured in these antibodies include the relative size, relative granularity or internal complexity, and relative fluorescence intensity. These fluorescent antibodies bind to specific cellular antigens and are used to identify abnormal and/or malignant cell populations. Flow cytometry is typically utilized in diagnosing a wide variety of hematopoietic and lymphoid neoplasms. Flow cytometry is also used to monitor patients during the course of therapy to identify extremely low levels of residual malignant cells, known as minimal residual disease (MRD) monitoring.
d.Immunohistochemistry (IHC) and Digital Imaging – the process of localizing cellular proteins in tissue sections and relies on the principle of antigen-antibody binding. IHC is widely used in the diagnosis of abnormal cells such as those found in cancer. Specific surface membrane, cytoplasmic, or nuclear markers may be identified. IHC is also widely used to understand the distribution and localization of differentially expressed proteins. Digital imaging allows clients to visualize scanned slides, and also perform quantitative analysis for certain stains. Scanned slides are received online in real time and can be previewed often a full day before the glass slides can be shipped back to clients.
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
f.Morphologic analysis – the process of analyzing cells under the microscope by a pathologist, usually for the purpose of diagnosis. Morphologic analysis may be performed on a wide variety of samples, such as peripheral blood, bone marrow, lymph node, and from other sites such as lung, breast, etc. The services provided at NeoGenomics may include primary diagnosis, in which a sample is received for processing and our pathologists provide the initial diagnosis; or may include secondary consultations, in which slides and/or tissue blocks are received from an outside institution for second opinion. In the latter setting, the expert pathologists at NeoGenomics assist our client pathologists on their most difficult and complex cases.

Table of Contents	NEOGENOMICS, INC.
Operating Segments
We have analyzed our reporting structure, the information available to our Chief Operating Decision Maker and the information being used to make strategic decisions and have identified two primary types of customers: Clinical and Pharma. Our Clinical customers include community-based pathology practices, oncology groups, hospitals and academic centers. Our Pharma customers include pharmaceutical companies to whom we provide testing and other services to support their studies and clinical trials.
In 2019, our Clinical Services segment accounted for 88% of consolidated revenues and our Pharma Services segment accounted for 12% of consolidated revenues. For further financial information about these segments, please refer to Note R, Segment Information, to our Consolidated Financial Statements included in this Annual Report.
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
NeoGenomics is a leading provider of Molecular and next-generation sequencing (“NGS”) testing. These tests are interpreted by NeoGenomics’ team of Molecular experts and are often ordered in conjunction with other testing modalities. NGS panels are one of our fastest growing testing areas and clients can often receive a significant amount of biomarker information from very limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. NeoGenomics has one of the broadest Molecular menus in the industry and our targeted NeoTYPE panels include genes relevant to a particular cancer type, as well as other complementary tests such as immunohistochemistry and FISH. This comprehensive menu means that NeoGenomics can be a one-stop-shop for our clients who can get all of their oncology testing needs satisfied by our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. NeoGenomics expects our Molecular laboratory and NGS capabilities to be a key growth driver in the coming years.
In addition, we directly serve oncology, dermatology and other clinician practices that prefer to have a direct relationship with a laboratory for cancer-related genetic testing services. We typically service these types of clients with a comprehensive service offering where we perform both the technical and professional components of the tests ordered. In certain instances, larger clinician practices have begun to internalize pathology interpretation services, and our tech-only service offering allows these larger clinician practices to also participate in the diagnostic process by performing the PC interpretation services on TC testing performed by NeoGenomics. In these instances, NeoGenomics will typically provide all of the more complex, molecular testing services.
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

Table of Contents	NEOGENOMICS, INC.
our platforms to characterize markers of interest. Moving from discovery to development, we help our customers refine their biomarker strategy and, if applicable, develop a companion diagnostic pathway using the optimal technology for large-scale clinical trial testing.
Whether serving as the single contract research organization or partnering with one, our Pharma Services team provides significant technical expertise, working closely with our customers to support each stage of clinical trial development. Each trial we support comes with rapid turnaround time, dedicated project management and quality assurance oversight.We have experience in supporting submissions to the Federal Drug Administration (“FDA”) for companion diagnostics. Our Pharma Services strategy is focused on helping bring more effective oncology treatments to market through providing world-class laboratory services in oncology to key pharmaceutical companies in the industry.
We believe that NeoGenomics is uniquely positioned to service Pharma sponsors across the full continuum of the drug development process. Our Pharma Services team can work with them during the basic research and development phase as compounds come out of translational research departments as well as work with clients from Phase 1 clinical trials through Phases II and III as the sponsors work to prove the efficacy of their drugs. The laboratory biomarker tests that are developed during this process may become companion diagnostic, or CDx tests, that will be used on patients to determine if they could respond to a certain therapy. NeoGenomics is able to offer these CDx tests to the market immediately after FDA approval as part of our Day 1 readiness program. This ability helps to speed the commercialization of their drug and enables Pharma sponsors to reach patients through NeoGenomics broad distribution channel in the Clinical Services segment.
We are building informatics and data-related tools to leverage our unique market position and oncology expertise to help our stakeholders solve real-world problems such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers.

Markets
The medical testing laboratory market can be broken down into three primary markets:
•Clinical Pathology testing;
•Anatomic Pathology testing; and
•Genetic and Molecular testing
Clinical Pathology testing covers high volume, highly automated, lower complexity tests on easily procured specimens such as blood and urine. Clinical Pathology tests often involve testing of a less urgent nature, for example, cholesterol testing and testing associated with routine physical exams.
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
NeoGenomics operates primarily in the Genetic and Molecular testing market. We also act as a reference laboratory supplying anatomic pathology testing. NeoGenomics typically does not operate in the clinical pathology testing market.
The field of cancer genetics is evolving rapidly and new tests continue to be developed at an accelerated pace. Based on medical and scientific discoveries over the last decade, cancer testing falls into one of three categories: diagnostic testing, prognostic testing and predictive testing. Of the three, the fastest growing area is predictive testing, which is utilized by clinicians to predict a patient’s response to the various treatment options in order to deliver “personalized or precision medicine” that is optimized to that patient’s particular circumstances. Personalized or precision medicine better allows clinicians to know if a patient will or will not respond to certain cancer medications like Herceptin, Keytruda, PIQRAY and Opdivo. This saves the healthcare system money by ensuring that expensive cancer drugs are only given to those who will benefit from them. This type of testing improves patient care and potentially saves lives by identifying optimized therapies much more rapidly than what was possible in previous years.
The United States’ market for genetic and molecular testing is divided among numerous laboratories. Many of these laboratories are attached to academic institutions and primarily provide clinical services to their affiliated university hospitals and associated physicians.
We believe several key factors are influencing the rapid growth in the market for cancer testing: (i) every year, more and more genes and genomic pathways are implicated in the development and/or clinical course of cancer; (ii) cancer is primarily a disease of the elderly - one in four senior citizens is likely to develop some form of cancer during the rest of their lifetime once

Table of Contents	NEOGENOMICS, INC.
they turn sixty, and now that the baby boomer generation has started to reach this age range, the incidence rates of cancer are rising; (iii) increasingly, new drugs are being targeted to certain cancer subtypes and pathways which require companion diagnostic testing; (iv) patient and payer awareness of the value of genetic and molecular testing; (v) decreases in the cost of performing genetic and molecular testing; (vi) increased coverage from third party payers and Medicare for such testing; and (vii) the health insurance coverage to uninsured Americans under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010. These factors have driven significant growth in the market for this type of testing. Additionally, there is an increased focus on developing tests for monitoring purposes, including minimal residual disease and recurrence detection in cancer survivors, which could also broaden the use of certain tests and influence the market for cancer testing.
2020 Focus Areas:
We are committed to improving patient care while being an innovative leader in our industry. Over the past year, we have grown our business organically as well as through the acquisition of Genesis Acquisition Holding Corp (“Genesis”), and its wholly owned subsidiary, Genoptix, Inc. (“Genoptix”, and collectively with its subsidiaries and Genesis, referred to herein as “Genoptix”) in December of 2018. Our focus for 2020 includes initiatives to drive profitable growth while pursuing innovation and maintaining exceptional service levels. We expect these initiatives to allow the Company to continue becoming one of the world’s leading cancer testing and information company.
Strengthen Our World-Class Culture
Enhancing our culture to closely align with the values of our Company is a key priority. We will invest in the development of our people by creating mentoring, coaching and training opportunities to enhance and capitalize on the talent within our Company. We believe these initiatives will foster a culture of accountability and empowerment. We also believe these initiatives are necessary to ensure the success of our Company.
We actively promote the health and well-being of our employees. We recognize that health goes beyond greater health benefits and preventative care and includes the quality of the physical work environment and programs that encourage social responsibility and community engagement.
Additionally, inclusive communication is a key element in our high performance culture. Effective communication facilitates collaboration and enhances our employees’ understanding of their contributions to the Company’s overall objectives. We will foster employee engagement through collaborative forums, frequent team dialogue and recognition programs to reward teams for exceptional performance. Our employee retention rate is above average for our industry and continuing to strengthen our culture will enable us to recruit and retain world-class talent.
Continue to Provide Uncompromising Quality and Exceptional Service
Maintaining the highest quality laboratory operations and service levels has enabled us to consistently grow our business. We are continuously looking for ways to improve quality and implement best practices to streamline processes. We are focused on increasing automation with solutions that will maintain quality while improving efficiency in operations.
We will continue to grow a culture of quality through our leadership, coaching and employee training initiatives. We aim to empower our employees to deliver high-quality results in their respective function. We will implement initiatives to measure and improve turnaround times while maintaining a culture of quality, which we expect will continue to meet or exceed our customers' expectations.
Pursue Innovation and Growth
Our plans for 2020 include initiatives to continue to drive profitable growth and innovate. We will continue to pursue market share gains by providing high complexity, cancer-related laboratory testing services to hospitals, community-based pathology and oncology practices, academic centers, clinicians, and pharmaceutical companies. Additionally, we will focus on continued reimbursement effectiveness through improving coverage, streamlining processes and providing clients more efficient, automated ordering methods, which we believe will continue to fuel our growth and market share.
Our laboratory and informatics teams will continue focus on new assays and product offerings, including continued progress towards liquid biopsy, minimal residual disease (“MRD”) and other high-quality tests. We expect this to result in increased market share as well as enabling us to maintain our high levels of client retention.
Our broad and innovative test menu of molecular, including NGS, immunohistochemistry, and other testing has helped make us a “one stop shop” for many clients who value that all of their testing can be sent to one laboratory. We will continue to look for growth opportunities through mergers and/or acquisitions and are focused on strategic opportunities that would be complementary to our menu of services and would increase our earnings and cash flow in the short to medium time frame. We

Table of Contents	NEOGENOMICS, INC.
are also focused on investing in business development and informatics capabilities to partner with our key stakeholders, including patients, providers, payers and pharmaceutical companies to provide solutions to current or near-term problems that they face.
Competitive Strengths
In addition to the competitive strengths discussed below, the Company believes that its superior testing technologies and instrumentation, laboratory information system, client education programs and broad domestic and growing international presence also differentiates NeoGenomics from its competitors.
Turnaround Times
We strive to provide industry leading turnaround times for test results to our clients nationwide, both in the Clinical Services and Pharma Services segments. By providing information to our clients in a rapid manner, physicians can begin treating their patients as soon as possible. Our consistent timeliness of results by our Clinical Services segment is a competitive strength and a driver of additional testing requests by referring physicians. Rapid turnaround times allow for the performance of other adjunctive tests within an acceptable diagnosis window in order to augment or confirm results and more fully inform treatment options. Additionally, we believe that our rapid turnaround time on testing and our project milestones are a key differentiator in our Pharma Services segment.
World-class Medical and Scientific Team
Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology. As of December 31, 2019, we employed or contracted with over 100 M.D.s and Ph.Ds. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories. Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases. For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to Pharmaceutical companies.
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
We offer a comprehensive suite of technical and interpretation services, to meet the needs of those clients who are not credentialed and trained in interpreting genetic tests and who require pathology specialists to interpret their testing results. In our global service offerings, our lab performs the technical component of the tests and our M.D.s and Ph.Ds. provide the service of interpreting the results of those tests. Our professional staff is also available for post-test consultative services. Clients using our global service offering rely on the expertise of our medical team to give them the answers they need in a timely manner to help inform their diagnoses and treatment decisions.
We believe we have one of the broadest Molecular and Next Generation Sequencing test menus in the world. Clients have the ability to order single gene molecular tests, targeted NeoTYPE panels that include the relevant actionable genes for a particular cancer type as well as large NGS panels. Our Pharma Services Division offers a full range of sequencing testing including whole exome sequencing. Our menu enables us to be a true one-stop-shop for our clients as we can meet all of their oncology testing needs.

Table of Contents	NEOGENOMICS, INC.
National Direct Sales Force
Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales team for the clinical cancer testing services is organized into five regions - Northeast, Southeast, North Central, South Central and West. Our Pharma Services segment has a dedicated team of business development specialists who are experienced in working with pharma sponsors and helping them with the testing needs of their research and development projects as well as Phase I, II and III studies. These sales representatives utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated all of the important customer care functionality within our Laboratory Information Services (“LIS”) into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions. Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM. Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up. Our sales force educates clients on new test offerings and their proper utilization and our representatives are often seen as trusted advisors by our clients.
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
In our Pharma Services segment, we enter into both short term and long term contracts, ranging from one month to several years. While the volume of this testing is not as directly affected by seasonality as described above, the testing volume does vary based on the terms of the contract. Our volumes are often based on how quickly sponsors can get patient enrollees for their trials and seasonality can impact how quickly they can get patients enrolled. Many of our long term contracts contain specific performance obligations where the testing is performed on a specific schedule. This results in revenue that is not consistent among periods. In addition, this results in backlog that can be significant.
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
Our Pharma Services segment competitors are numerous Contract Resource Organizations (“CROs”). These competitors are larger than NeoGenomics and have global operations including operations in some regions where we do not yet have service capabilities. These laboratories may be more effective than us in gaining business for global clinical trials. Many clinical reference laboratories have also entered the space in support of clinical trials and the related laboratory testing. These reference laboratories are often willing to compete with lower pricing for smaller more limited studies. We believe our strong scientific and medical team is a key differentiator where NeoGenomics is used as an advisor to the sponsors on their trials. Our extensive

Table of Contents	NEOGENOMICS, INC.
experience in anatomic pathology continues to result in our winning clinical trials business as sponsors trust our medical team and want them to closely oversee their trials. We believe our service focus and our leading molecular and immunohistochemistry platforms, as well as our exclusive MultiOmyxTM platform will continue to lead to rapid growth in this segment.
Suppliers
The Company orders its laboratory and research supplies from large national laboratory supply companies. While we do not depend on a concentrated, limited number of suppliers, we do rely on certain suppliers for specific reagents or other equipment, including sequencers. While we do not believe a short term disruption from any one of these suppliers would have a material effect on our business, it could result in short term impact on gross margin depending on the nature of or extent of the disruption.
Concentrations of Credit Risk
Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to which the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies.
Dependence on Major Clients
We market our services to pathologists, oncologists, urologists, other clinicians, hospitals, pharmaceutical companies, academic centers and other clinical laboratories throughout the United States, Europe and Asia. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the years ended December 31, 2019, 2018 and 2017, no single client accounted for more than 10% of revenue.
Payer Mix
The following table reflects our estimate of the breakdown of net clinical revenue by type of payer for the fiscal years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Medicare and other government	18%	15%	14%
Commercial insurance	23%	17%	17%
Client direct billing	59%	68%	69%
Total	100%	100%	100%

The change in payer mix during the year ended December 31, 2019, is primarily due to the acquisition of Genoptix. Genoptix has a higher concentration in commercial insurance payers and Medicare. Medicare, private commercial insurances and Medicare Advantage plans, are practicing “consolidated payment” or “bundled payment” models where they pay the hospitals a lump sum, which is intended to include laboratory testing. This reflects an increase in the amount of risk sharing that Centers for Medicare and Medicaid Services (“CMS”) and other private payers are encouraging providers such as hospital systems to undertake. Due to these factors we anticipate a gradual increase in the percentage of client direct billing in the coming years. All of our Pharma Services revenue is billed directly to clients, or the pharmaceutical sponsor.
Trademarks
The “NeoGenomics”,“Genoptix” and “Clarient” names and logos have been trademarked with the United States Patent and Trademark Office. We have trademarked or have applications pending for the brand names FLEXREPORT, HemeFISH, MelanoSITE, NeoACTT, NeoANTIGEN DISCOVERY, NeoARRAY, NeoCOMPLETE, NeoFISH, NeoLink, NeoLIQUID, NeoNET, NeoREACH, NeoSEQ, NeoSMART, NeoSmartFlow, NeoTYPE, NeoUniversity, and NeoVUE. We have also a pending trademark for the marketing slogan “Unifying Cancer Care”.
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

Table of Contents	NEOGENOMICS, INC.
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
Employees
As of December 31, 2019, the Company had approximately 1,700 full-time equivalent employees and contracted pathologists. Our employees are not represented by any union and we believe our employee relations are good.
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
Quality of Care
Our mission is to improve patient care through quality cancer genetic diagnostic services. By delivering exceptional service and innovative solutions, we are becoming the world’s leading cancer and information company. The quality of care provided to clients and their patients is of paramount importance to us. We maintain quality control processes, including standard operating procedures, controls, performance measurement and reporting mechanisms. Our employees are committed to providing accurate, reliable and consistent services at all times. Any concerns regarding the quality of testing or services provided by the Company are immediately communicated to our Medical Team, Company management and, if necessary, the Vice President of Quality, the Compliance Department or Human Resources Department. We also continually revise and improve our tests and work with laboratory equipment vendors to ensure that our laboratory has the highest possible quality.

Table of Contents	NEOGENOMICS, INC.
Compliance Program
The health care industry is highly regulated and scrutinized with respect to fraud, abusive billing practices and improper financial relationships between health care companies and their referral sources. The Office of the Inspector General of HHS (the “OIG”) has published compliance guidance, including the Compliance Program Guidance for Clinical Laboratories in August of 1998, and advisory opinions. The Company has implemented a robust Compliance Program, which is overseen by our Board of Directors. Its objective is to ensure compliance with the myriad of international, federal and state laws, regulations and governmental guidance applicable to our business. Our program consists of the development and implementation of standards of conduct, training/education of employees, monitoring and auditing Company practices, investigation, and response to reported or detected compliance issues. The Board of Directors has formed a Compliance Committee of the Board, which meets regularly to discuss all compliance-related issues that may affect the Company. The Company reviews its policies and procedures as new regulations and interpretations come to light to comply with applicable regulations. The Chief Compliance Officer reports directly to the Compliance Committee.
Hotline
As part of its Compliance Program, the Company provides a hotline for employees who wish to anonymously or confidentially report suspected violations of our codes of conduct, policies/procedures, or laws and regulations. Employees are strongly encouraged to report any suspected violation if they do not feel the problem can be appropriately addressed through the normal chain of command. The hotline does not replace other resources available to our employees, including supervisors, managers and human resources staff, but is an alternative channel available 24 hours a day, 365 days a year. The hotline forwards all reports to the Chief Compliance Officer who is responsible for investigating, reporting to the Compliance Committee, and documenting the disposition of each report. The hotline forwards any calls pertaining to the financial statements or financial issues to the Chairman of the Audit Committee. The Company does not allow any retaliation against an employee who reports a compliance related issue in good faith.
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

Table of Contents	NEOGENOMICS, INC.
Laws Governing Source Relationships
The federal laws governing Medicare, Medicaid and other federal health benefits, as well as other state and federal laws, regulate certain aspects of the relationships between health care providers, including clinical laboratories, and their referral sources, including physicians, hospitals, other laboratories and other entities. We are subject to the federal Anti-Kickback Statute (“federal AKS”), as well as similar state statutes and regulations, which prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The federal AKS defines remuneration to include anything of value, in cash or in kind, and thus can implicate financial relationships including payments not commensurate with fair market value, such as in the form of space, equipment leases, professional or technical services or anything else of value. For additional information regarding the federal AKS and similar state anti-kickback laws, see Item 1A. Risk Factors, Risks Relating to Regulation, “The failure to comply with Anti-Kickback laws may subject us to liability, penalties or limitation of operations.”
In addition, we are subject to laws and regulations globally, including the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act, relating to corrupt and illegal payments to, and contracting practices with regard to, government officials and others. The scope of the types of payments or other benefits covered by these laws is very broad and regulators are frequently using enforcement proceedings to define the scope of these laws. The FCPA includes a criminal penalty of up to $5,000,000 per violation and up to 20 years imprisonment for individuals; a civil penalty of up to $750,000 per violation for enterprises; and a civil penalty of up to $150,000 per violation for individuals. Under the UK Bribery Act, individuals or businesses may face up to 10 years in prison or unlimited fines. The obligation of the Company under these laws is to screen third parties who are hired to carry out certain services on behalf of the Company, to monitor for and report suspicious transactions, and to monitor direct and indirect payments to government officials. The Company has implemented a program to comply with these laws and has educates employees and its relevant vendors regularly on the requirements for vendor onboarding and conducting appropriate business interactions globally.
Medicare Payment Guidelines
We have various billing arrangements with our clients and with third party payers, including the Medicare program. When the Company bills the client for all, or a portion of, a laboratory test performed, these client billing arrangements are priced competitively at fair market value. These client billing arrangements may implicate the prohibition of the Medicare program against charging the Medicare or Medicaid programs fees substantially in excess of the Company’s usual and customary charges. Given our participation in Medicare and Medicaid, we are subject to Medicare and Medicaid regulations related to billing those programs as well as agency sub-regulatory guidance regarding the same, the federal Stark Law and the federal and state anti-kickback statutes.
In light of the various federal regulations and guidance from the OIG, the Company seeks to price its products competitively while endeavoring to meet applicable statutes and regulations.
Physician Self-Referral Laws
The federal law referred to as the “Stark Law”, prohibits payments for certain health care services, referred to as designated health services (“DHS”), which were rendered as a result of referrals by physicians to DHS entities with which the physicians (or their immediate family members) have a financial relationship. A “financial relationship” includes both an ownership interest and/or a compensation arrangement with a physician, both direct and indirect, and DHS includes, but is not limited to, laboratory services.
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
Further, many states have promulgated self-referral laws and regulations similar to the federal Stark Law, but these vary significantly based on the state. In addition to services reimbursed by Medicaid or government payers, often these state laws and regulations can encompass services reimbursed by private payers and paid by self-pay patients as well. Penalties for violating state self-referral laws and regulations vary based on the state, but often include civil and criminal penalties, exclusion from Medicaid, and loss of licenses. Our financial arrangements with physicians are governed by the federal Stark Law and similar state self-referral laws, and we rely on certain exceptions to the Stark Law with respect to such relationships. While we believe that our financial relationships with physicians and referral practices are in compliance with applicable laws and regulations, we cannot guarantee that government authorities would agree. If we are found by the government to be in violation of the Stark Law or a similar state self-referral law, we could be subject to significant penalties, including fines as specified

Table of Contents	NEOGENOMICS, INC.
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
Confidentiality and Security of Personal Information
The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), contains provisions that protect individually identifiable health information from unauthorized use or disclosure by covered entities and their business associates. The Office for Civil Rights of HHS, the agency responsible for enforcing HIPAA, has published regulations to address the privacy (the “Privacy Rule”) and security (the “Security Rule”) of protected health information (“PHI”). The Company is a covered entity under HIPAA and has adopted policies and procedures to comply with the Privacy Rule and the Security Rule and HIPAA. The health care facilities and providers that refer specimens to the Company are also bound by HIPAA. HIPAA also requires that all providers who transmit claims for health care goods or services electronically utilize standard transaction and data sets and use standardized national provider identification codes. The Company has taken necessary steps to comply with HIPAA regulations, utilizes standard transaction data sets, and has obtained and implemented national provider identifiers, or NPIs, as the standard unique health identifier in filing and processing health care claims and other transactions.
The American Recovery and Reinvestment Act (“ARRA”) enacted the HITECH Act which extends the scope of HIPAA to permit enforcement against business associates for a violation, establishes new requirements to notify the Office for Civil Rights of a breach of PHI, and allows the Attorneys General of the states to bring actions to enforce violations of HIPAA. Rules implementing various aspects of HIPAA are continuing to be promulgated. With respect to these rules, as of July 1, 2012, CMS required all HIPAA-covered entities such as the Company to conduct electronic claim submissions and related electronic transactions under a new HIPAA transaction standard called Version 5010.
In addition to the HIPAA Privacy Rule and Security Rule described above, the Company is subject to state laws regarding the handling and disclosure of patient records and patient health information. The HIPAA Privacy Rule and Security Rule regulations do not supersede state laws that may be more stringent; therefore, we are required to comply with both federal privacy and security regulations and varying state privacy and security laws and regulations. These laws vary widely. Penalties for violation include sanctions against a laboratory’s licensure as well as civil or criminal penalties. Additionally, private individuals may have a right of action against the Company for a violation of a state’s privacy laws. We believe we are in material compliance with current state laws regarding the confidentiality of health information and will continue to monitor and comply with new or changing state laws.

Table of Contents	NEOGENOMICS, INC.
The California Consumer Privacy Act (CCPA) took effect on January 1, 2020 and imposed privacy compliance obligations with regard to the personal information of California residents. This legislation creates significant new requirements for identifying, managing, securing, tracking, producing and deleting consumer personal information and takes the position that consumers “own” their personal information and provides specific rights, including the right to opt out of their data being sold to a third party by the Company. The CCPA defines personal information extremely broadly as “information that identifies, relates to, describes, is capable of being associated with, or could reasonably be linked, directly or indirectly, with a particular consumer or household.” Like the international privacy laws, this creates greater complexity in implementing a compliance program to support these requirements. This law becomes enforceable by the California Attorney General on July 1, 2020 and the Company has already implemented significant mechanisms to comply with this law.
Due the Company’s international expansion, we are subject to a variety of international laws which serve to protect the personally identifiable information (PII) of individuals who reside in those countries. These laws include the European Union’s General Data Protection Regulation (GDPR), The Swiss Federal Data Protection Act, and Singapore’s Personal Data Protection Act. These laws are much more complex and stringent in nature than HIPAA and are not limited to protecting patient data alone; they include employees, clients, and other individuals, for which we have collected their data. Like HIPAA, these laws contain regulatory requirements for robust both data privacy and security programs and require data breach reporting should PII be used or disclosed in a manner not allowed under the laws. Penalties for violations of these laws can be significant, for instance GDPR’s maximum penalties are up to 4% of a company’s annual global turnover or €20 million – whichever is greater. Although the Company’s business is conducted primarily in the United States, we do receive some clinical testing from countries outside of the U.S. and we do collect data of individuals internationally as part of the Company’s Pharma business, which obligates us to comply with these laws. We have developed privacy and security programs to meet these international obligations and continue to reassess and improve these programs continually.
In addition, we are subject to laws and regulations worldwide, including the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act, relating to corrupt and illegal payments to, and hiring practices with regard to, government officials and others. The scope of the types of payments or other benefits covered by these laws is very broad and regulators are frequently using enforcement proceedings to define the scope of these laws.

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

The market for genetic and molecular testing services is highly competitive and we expect competition to continue to increase. Our major competitors, including Quest Diagnostics and Laboratory Corporation of America, are large national laboratories that possess greater name recognition, larger customer bases, and significantly greater financial resources and employ substantially more personnel than we do. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance than our offerings. Many of our competitors have long established relationships with their customers and third-party payers. We cannot assure you that we will be able to compete successfully with such entities in the future.
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

Our industry is subject to rapidly changing technology and new product introductions. Other companies or individuals, including our competitors, may obtain patents or other intellectual property rights that would prevent, limit or interfere with our ability to develop, perform or sell our solutions or operate our business or increase our costs. In addition, they could introduce new tests, technologies or services that may result in a decrease in the demand for our services or cause us to reduce the prices

Table of Contents	NEOGENOMICS, INC.
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

Our business operations and reputation may be materially impaired if we do not comply with privacy laws or information security policies.

In our business, we collect, generate, process or maintain sensitive information, such as patient data and other personal information. If we do use or not adequately safeguard that information in compliance with applicable requirements under federal, state and international laws, or if it were disclosed to persons or entities that should not have access to it, our business could be materially impaired, our reputation could suffer and we could be subject to fines, penalties and litigation. In the event of a data security breach, we may be subject to notification obligations, litigation and governmental investigation or sanctions, and may suffer reputational damage, which could have an adverse impact on our business.
We are subject to laws and regulations regarding protecting the security and privacy of certain healthcare and personal information, including: (a) the federal Health Insurance Portability and Accountability Act and the regulations thereunder, which establish (i) a complex regulatory framework including requirements for safeguarding protected health information and (ii) comprehensive federal standards regarding the uses and disclosures of protected health information; (b) state laws, including the California Consumer Privacy Act; and (c) the European Union's General Data Protection Regulation.

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

We may be unsuccessful in managing our growth which could prevent us from operating profitably.

Table of Contents	NEOGENOMICS, INC.
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
As of December 31, 2019, we had cash and cash equivalents of approximately $173 million and approximately $131 million in available borrowing capacity under our senior secured revolving credit facility. We may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our capital needs be unavailable or prohibitively expensive when we require it, there could be a material adverse effect on our long-term business, rate of growth, operating results, financial condition and prospects.

Table of Contents	NEOGENOMICS, INC.
If we are unable to successfully integrate future acquisitions with our legacy business, the anticipated benefits of such transaction may not be realized.
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
We cannot be assured that all of the goals and anticipated benefits of an acquisition will be achievable, particularly as the achievement of the benefits are in many important respects subject to factors that we do not control. These factors would include such things as the reactions of third parties with whom we enter into contracts and to business and the reactions of investors and analysts.
If we cannot integrate our legacy business with any future business we may acquire successfully, we may fail to realize the expected benefits of such transaction, including the anticipated cost synergies. We could also encounter additional transaction and integration costs or be subject to other factors that affect preliminary estimates.
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

Table of Contents	NEOGENOMICS, INC.
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
Our performance is substantially dependent on the performance of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of our senior management team. The loss of the services of any of our executive officers, our medical staff, our laboratory directors or other key employees could have a material

Table of Contents	NEOGENOMICS, INC.
adverse effect on our business, results of operations and our financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified managerial and technical personnel, as we grow. Competition for such personnel is intense and we may not be able to retain our key managerial and technical employees or may not be able to attract and retain additional highly qualified managerial and technical personnel in the future. The inability to attract and retain the necessary managerial and technical personnel could have a material adverse effect upon our business, results of operations and financial condition.
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
Our laboratory operations depend, in part, on the continued performance of our information technology systems. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Sustained system failures or interruption of our systems in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. Breaches with respect to personally identifiable information and protected health information (“PHI”) could result in violations of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act, (“HITECH Act”), and analogous state laws that protect the privacy, confidentiality and security of such information, and risk the imposition of significant fines and penalties. Failure of our information technology systems could adversely affect our business, results of operations and financial condition.

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

Table of Contents	NEOGENOMICS, INC.
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

An epidemic of the coronavirus disease is ongoing in China and other parts of the world and may adversely affect our operations and financial condition.
An epidemic of the coronavirus disease is ongoing in China and other parts of the world. As the outbreak is still evolving, much of its impact remains unknown. It is impossible to predict the effect and potential spread of the coronavirus in China and globally. Should the coronavirus continue to spread or not be contained in China or other parts of the world, our business operations could be delayed or interrupted. China has implemented travel bans to contain the coronavirus, and several countries are placing certain limitations on travelers. If bans are implemented and extended to other countries, our business operations could be adversely affected.

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

Table of Contents	NEOGENOMICS, INC.
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
We frequently develop diagnostic tests for clients that cannot currently be provided using test kits approved or cleared by the FDA. The FDA has been considering changes to the way that it regulates these Laboratory Developed Tests. Currently all LDTs are conducted and offered in accordance with the CLIA, and individual state licensing procedures. The FDA has published a draft guidance document that would require FDA clearance or approval of a subset of LDTs, as well as a modified approach for some lower risk LDTs that may require FDA oversight short of the full premarket approval or clearance process. Congress may enact legislation to provide a regulatory framework for the FDA’s role with regard to LDTs. As a result, there is a risk that the FDA’s proposed regulatory process could delay the offering of certain tests and result in additional validation costs and fees. There is also an associated risk for us that some tests currently offered might become subject to FDA premarket approval or clearance. This FDA approval or clearance process may be time-consuming and costly, with no guarantee of ultimate approval or clearance.
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

Table of Contents	NEOGENOMICS, INC.
diagnosis is made by the treating physician; and (c) the patient has decided to seek further cancer treatment (e.g., therapeutic chemotherapy). CMS also determined that the diagnostic laboratory test using NGS must have: FDA approval or clearance as a companion in vitro diagnostic; an FDA approved or cleared indication for use in that patient’s cancer; and results provided to the treating physician for management of the patient using a report template to specify treatment options. On October 29, 2019, CMS issued a proposed decision memo open to a public comment period that would expand coverage of NGS test when performed in a CLIA-certified laboratory, when ordered by a treating physician and when all of the following requirements are met (a) the patient has ovarian or breast cancer; (b) the patient has clinical indications for germline (inherited) testing; (c) the patient has risk factors for germline (inherited) breast or ovarian cancer; and (d) the patient has not been previously tested using NGS. These CMS changes to reimbursement for NGS testing could directly affect our revenue for this test type.

Healthcare reform programs may impact our business and the pricing we receive for our services.
In March of 2010, health care reform legislation known as the “Patient Protection and Affordable Care Act,” also known as the ACA, was passed into law. The ACA also makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, the ACA contains several provisions that seek to limit Medicare spending in the future. One key provision in the ACA is the establishment of “Accountable Care Organizations,” or (“ACOs”), under which hospitals and physicians are able to share savings that result from improved coordination of health care. We cannot predict how the continued establishment and implementation of these new business models will impact our business. There is the possibility that value-based payment models, such as ACOs, will drive down the utilization and/or reimbursement rates for our services. We may not be able to gain access into certain ACOs. These changes could have an adverse and material impact on our operations.
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
In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, in January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In December of 2017, President Trump signed into law Public Law No. 115-97, which made changes to the tax code and included, among other things, a repeal of the ACA’s penalties for the individual mandate, a provision that required individuals to buy health insurance or pay a fine. On December 14, 2018 a federal district court judge in the Northern District of Texas ruled that Public Law No. 115-97 rendered the individual mandate unconstitutional and further ruled that the rest of the ACA was inseverable from the individual mandate, rendering the ACA in its entirety invalid. In December 2019, the U.S. Fifth Circuit Court of Appeals held that the individual mandate is unconstitutional because it can no longer be read as a tax, and there is no other constitutional provision that justifies this exercise of congressional power, and remanded the severability question back to the district court to provide additional analysis of the provisions of the ACA as they currently exist. Additionally, the ACA continues to be challenged in other lawsuits. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed or ruled invalid. Because of the continued uncertainty about the implementation and constitutionality of the ACA, there can be no assurance at this time that the implementation (or repeal) of these provisions, or the ACA as a whole, will not have a material adverse effect on our business.

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

Table of Contents	NEOGENOMICS, INC.
From time to time, legislative freezes and updates affect some of our tests that are reimbursed by the Medicare program under the Medicare Physician Fee Schedule, (“MPFS”), or the Clinical Laboratory Fee Schedule, (“CLFS”). The MPFS is updated on an annual basis. In the past, the MPFS was updated using a prescribed statutory formula; (i.e., the sustainable growth rate formula). The Medicare Access and CHIP Reauthorization Act of 2015, (“MACRA”), repealed the previous statutory formula and specified new annual conversion factors for calendar years 2015 and beyond. If the new annual conversion factor results in negative reimbursement in future years, the resulting decrease in payment may adversely affect our revenue, business, operating results, financial condition and prospects.
In addition, recent laws have made changes to Medicare reimbursement for our tests that are reimbursed under the CLFS, many of which have already gone into effect. In June 2016, CMS published the Clinical Laboratory Fee CLFS final rule entitled “Medicare Program: Medicare Clinical Diagnostic Laboratory Tests Payment System” (CMS-1621-F). The final rule provides regulations to implement the provisions of the Protecting Access to Medicare Act of 2014, (“PAMA”), which was signed into law in April 2014. Under the final rule, laboratories, including physician office laboratories, are required to report private payer rate and volume data if they:
•Have $12,500 or more in Medicare revenues from laboratory services on the CLFS, and
•Receive more than 50 percent of their Medicare revenues from CLFS or PFS during a data collection period.
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
Applicable laboratories must report data that includes the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). The definition of “applicable” laboratory may exclude certain types of laboratories that generally receive more favorable pricing than other laboratories, and thus the make-up of laboratories reporting pricing data to CMS under the final rule may result in lower overall pricing data. Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test is equal to the weighted median amount for the test from the most recent data collection period. For example, applicable laboratories were required to collect private payer data from January 1, 2016 through June 30, 2016 and report it to CMS by March 31, 2017. The new Medicare CLFS rates (based on weighted median private payer rates) were released in November 2017 and were effective on January 1, 2018. For the years 2017 through 2019, the amount of reduction in the Medicare rate (if any) shall not exceed 10 percent from the prior year’s rate. From January 1, 2019 through June 30, 2019, applicable laboratories are required to collect private payer data and report it to CMS by March 31, 2021. The new Medicare CLFS rates (based on weighted median private payer rates) will be released in November 2020 and will become effective January 1, 2021. For 2020, any reduction in the Medicare rate shall not exceed 10 percent of the 2019 rates, and for the years 2021 through 2023, any reduction in the Medicare rate shall not exceed 15 percent from the prior year’s rate. It is too early to predict the impact on reimbursement for our tests reimbursed under the CLFS, though we believe the government’s goal is to reduce Medicare program payments for CLFS tests. Specifically, CMS projected that the effect of this rule on the Medicare program will be a savings of $360 million in program payments for CLFS tests furnished in FY 2017, and a savings of $5.14 billion over 10 years, although estimates by the Congressional Budget Office have been significantly less. CMS also finalized its proposal that a laboratory’s failure to comply with reporting obligations, or a laboratory that makes a misrepresentation or omission in reporting required information, could lead to liability under the Civil Monetary Penalties Law.
Also under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made, CMS is required to assign a unique billing code if one has not already been assigned by the agency. Further, PAMA provides special payment status to “advanced diagnostic laboratory tests,” (“ADLTs”), to allow such ADLTs to be paid using their actual list charge amount during a certain time frame. We cannot determine at this time the full impact of the new law on our business, financial condition and results of operations.
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

Table of Contents	NEOGENOMICS, INC.
that may impact our business, such as delaying payments, restricting coverage eligibility, service coverage restrictions and imposing taxes on our services.
In certain jurisdictions, Palmetto GBA administers the Molecular Diagnostic Services Program, (“MolDx”), and establishes coverage and reimbursement for certain molecular diagnostic tests, including many of our tests. To obtain Medicare coverage for a molecular diagnostic test (FDA approved or LDT), laboratories must apply for and obtain a unique test identifier or what is known as a “Z” code. For newly developed tests or for established tests that have not been validated for clinical and analytical validity and clinical utility, laboratories must submit a detailed dossier of clinical data to substantiate that the test meets Medicare’s requirements for coverage. We have received favorable coverage for many of our molecular tests, however we have also received non-coverage determinations for many newer tests. The field of molecular diagnostics is evolving very rapidly, and clinical studies on many new tests are still underway. We cannot be assured that some of our molecular tests will ever be covered services by Medicare, nor can we determine when the medical literature will meet the standard for coverage that Medicare administrative contractors have set.
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
Effective January 1, 2018 CMS implemented an additional exception to the laboratory date of service rules. Prior to 2018, CMS’ 14-day rule prevented reference and independent laboratories such as ours from billing Medicare directly for clinical laboratory tests or the technical component of pathology services if, among other things, the tests were ordered less than 14 days following an outpatient’s discharge from the hospital. Instead, we would seek reimbursement from the hospital and the hospital would bill Medicare. Effective January 1, 2018, certain molecular pathology tests and advanced diagnostic laboratory tests (“ADLTs”) that previously had to be billed or could be billed by the hospital are now required to be billed by the performing laboratory if certain requirements are met. Since our client-bill pricing is typically higher for Molecular testing than the Medicare fee schedule, we anticipate a reduction in revenue from this policy change. Under the MolDx program there are many policies that limit reimbursement on certain tests based on diagnosis codes, and for certain tests there is no reimbursement regardless of the patient’s condition.
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

Table of Contents	NEOGENOMICS, INC.
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
There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, private payers continually seek ways to reduce and control overall healthcare costs, and increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new applications and services. Third-party payers, including governmental payers such as Medicare and private payers, are scrutinizing new medical products and services and may not cover or may limit coverage and the level of reimbursement for our services. Third-party insurance coverage may not be available to patients for any of our existing tests or for tests we discover and develop, and a substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third-party payers. Likewise, any pricing pressure exerted by these third party payers on our clients may, in turn, be exerted by our clients on us. If government and other third-party payers do not provide adequate coverage and reimbursement for our tests, it could adversely affect our operating results, cash flows and/or our financial condition.

Third party billing is extremely complicated and results in significant additional costs to us.
Billing for laboratory services is extremely complicated. Depending on the billing arrangement and applicable laws, we must bill various payers, such as patients, insurance companies, Medicare, Medicaid, physician practices, employer groups, hospitals and other laboratories, all of which have different billing requirements. Additionally, we undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Insurance companies and government payers such as Medicare and Medicaid also impose routine external audits to evaluate payments, which adds further complexity to the billing process.
Among others, the primary factors which complicate our billing practices are:
•pricing differences between our fee schedules and the reimbursement rates of the payers;
•changes in payer rules or contracts;
•disputes with payers as to the party who is responsible for payment;
•disparity in coverage and information requirements among various carriers; and
•differing pre-authorization requirements across payers.
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
If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $10,461 and $52,308 for each separate false claim. Further, False Claims Act liability may lead to exclusion from participation in Medicare, Medicaid and other federal healthcare programs. There are a number of potential bases for liability under the federal False Claims Act. For example, liability arises when an entity knowingly submits, or causes another to submit, a claim for reimbursement to the federal government for a

Table of Contents	NEOGENOMICS, INC.
service which was not provided or which did not qualify for reimbursement. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could also result in liability under the False Claims Act. Following enactment of the ACA, knowing retention of overpayments is also considered a false claim and could lead to liability under the False Claims Act.
The False Claims Act’s “whistleblower” or “qui tam” provisions are being used with more frequency to challenge the reimbursement practices of providers and suppliers. Those provisions allow a private individual to bring an action on behalf of the government alleging that the defendant has submitted false claims for payment to the government. The government must decide whether to intervene in the lawsuit and whether to prosecute the case. If it declines to do so, the individual may pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. The successful qui tam relator who brought the case is entitled to a portion of the proceeds and his or her attorneys’ fees and costs. In addition, various states have enacted laws modeled after the federal False Claims Act, which prohibit submitting false claims for payment to the state or, in some states, to other commercial payers. If we fail to comply with federal and state documentation, coding, and billing rules, we could be subject to liability under analogous state laws as well as criminal liability through a variety of federal and state criminal statutes.
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
We submit thousands of claims for payment to governmental programs and private payers, and we cannot guarantee that there have not been errors in our claims. While we maintain a robust compliance program that includes consistent, detailed review of our documentation, and coding and billing practices, the rules are frequently vague, complex, and continually changing and we cannot assure that governmental authorities, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.
The failure to comply with significant government regulation and laboratory operations may subject us to liability, penalties or limitation of operations.
We are subject to extensive state and federal regulatory oversight. Specifically, our laboratories must satisfy federal requirements under CLIA and to maintain the appropriate CLIA Certificate for all testing performed at the lab. Additionally, most states have adopted various laws and regulations setting standards for laboratories performing clinical laboratory testing and requiring laboratories to obtain and maintain a state laboratory license before the laboratory is authorized to perform testing. These state licensure laws address a host of requirements and often include permissible and prohibited practices involving digital health, including but not limited to telehealth and telepathology.
Upon periodic inspection or survey, our laboratory locations may be found to be non-compliant with CLIA requirements or with applicable state licensure or certification laws. The sanctions for failure to comply with CLIA, state licensure requirements, or other applicable laws and regulations could include the suspension, revocation, or limitation of the right to perform clinical laboratory services or receive compensation for those services, as well as the requirement to enter into a corrective action plan to monitor compliance, and the imposition of civil or criminal penalties or administrative fines. In addition, any new legislation or regulation or the application of existing laws and regulations in ways that we have not anticipated could have a material adverse effect on our business, results of operations and financial condition.
Existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical laboratories, and their referral sources, including physicians, hospitals and other laboratories. Certain of these laws, including the federal Anti-Kickback Statutes (“AKS”) and the federal physician self-referral law (the “Stark Law”) contain extremely broad proscriptions. Violation of these laws may result in criminal penalties, exclusion from participation in the Medicare, Medicaid, and other federal healthcare programs, repayment of all reimbursement received by us related to services tied to any impermissible referrals, and significant civil monetary penalties, as well as False Claims Act liability. We seek to structure our arrangements with physicians and other clients to be in compliance with the federal AKS, Stark Law and similar state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel and review of the annual Work Plan by the Office of the Inspector General (“OIG”) identifying targeted issues. We cannot guarantee, however, that government authorities will not take a contrary view and impose civil monetary penalties and exclude us based on our arrangements with physicians and other clients.

Table of Contents	NEOGENOMICS, INC.
The federal Civil Monetary Penalties Law, (“federal CMP Law”), imposes civil monetary penalties and potential exclusion from Medicare and Medicaid programs on any person who offers or transfers remuneration to any patient who is a Medicare or Medicaid beneficiary, when the person knows or should know that the remuneration is likely to induce the patient to receive medical services from a particular provider. The federal CMP Law applies, among other things, to many kinds of inducements or benefits provided to patients, including complimentary items, services or transportation that are of more than nominal value. We have structured our operations and provision of services to patients in a manner that we believe complies with the law and its interpretation by government authorities. We cannot guarantee, however, that government authorities will not take a contrary view and impose civil monetary penalties and exclude us from participation in Medicare and Medicaid for past or present practices related to patient incentive, coordination of care and need-based programs.
Furthermore, HIPAA, the HITECH Act, (as implemented through HIPAA’s privacy and security regulations) and similar state laws contain provisions that require the electronic exchange of health information, such as claims submission and receipt of remittances, using standard transactions and code sets, which we refer to as “Standards”, and regulate the use and disclosure of patient records and other PHI. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and govern many healthcare providers, including physicians and clinical laboratories. Although we believe we are in material compliance with the Standards, the HIPAA privacy and security regulations, and applicable state privacy and security laws, a failure to comply with these laws could have a material adverse effect on our business, results of operations and our financial condition and could subject us to liability. Additionally, while there is no private right of action under HIPAA, state Attorneys General may bring an action against a covered entity, such as us, for a violation of HIPAA, and the federal Office for Civil Rights can impose fines and penalties.

The failure to comply with physician self-referral laws may subject us to liability, penalties or limitation of operations.
We are subject to the federal Stark Law, as well as similar state statutes and regulations, which prohibit payments for certain health care services, which are referred to as designated health services (“DHS”), rendered as a result of referrals by physicians to DHS entities with which the physicians (or their immediate family members) have a financial relationship. A “financial relationship” includes both an ownership interest and/or a compensation arrangement with a physician, both direct and indirect, and DHS includes, but is not limited to, laboratory services. The Stark Law prohibits an entity that receives a prohibited DHS referral from seeking payment from Medicare for any DHS services performed as a result of such a referral, unless an arrangement is carefully structured to satisfy every requirement of a regulatory exception. The Stark Law is a strict liability statute, and thus any technical violation requires repayment of all “tainted” referrals, regardless of the intent, unless an exception applies. Penalties for violating the Stark Law may include the denial of payment to an entity for the impermissible provision of DHS, the requirement to refund any amounts collected in violation of the Stark Law, and civil monetary penalties of up to $25,372 for each violation and $169,153 for each circumvention arrangement or scheme. The amounts may be further increased by civil monetary penalty increases imposed by the Bipartisan Budget Act of 2018. Other implications of a Stark Law violation may include exclusion from Medicare and Medicaid programs, and potential False Claims Act liability, including via “qui tam” action.
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
Our financial arrangements with physicians are governed by the federal Stark Law, and we rely on certain exceptions to the Stark Law with respect to such relationships. While we believe that our financial relationships with physicians and physician practices are in compliance with applicable laws and regulations, we cannot guarantee that government authorities would agree. If we are found by the government to be in violation of the Stark Law, we could be subject to significant penalties, including fines as specified above, exclusion from participation in government and private payer programs and requirements to refund amounts previously received from government. Further, as our operations expand into new states and jurisdictions, we must continually evaluate whether our relationships with physicians comply with that jurisdiction’s laws. This may require structural and organizational modifications to our relationships with physicians which could adversely affect our results of operations and financial condition.

The failure to comply with Anti-Kickback laws may subject us to liability, penalties or limitation of operations
We are subject to the federal AKS, which prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The AKS defines remuneration to include anything of value, in cash or in kind, and thus can implicate financial relationships involving payments not commensurate with fair market value, such as in the form of space, equipment leases, professional or technical services or anything else of value.
The AKS is an “intent-based” statute, meaning that a violation occurs when one or both parties intend the remuneration to be in exchange for or to induce referrals. In 2010, the ACA, amended the intent requirement of the AKS. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that a claim

Table of Contents	NEOGENOMICS, INC.
submitted for reimbursement for items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act.
There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny. Violations of the AKS may result in substantial civil or criminal penalties, including criminal fines of up to $102,522, imprisonment of up to ten years, civil penalties under the federal CMP Law of up to $102,522 for each violation, plus three times the remuneration involved, civil penalties under the federal False Claims Act of a maximum of $52,308 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicare and Medicaid programs. If we face these penalties or exclusion from participation in Medicare and Medicaid, it could significantly reduce our revenues and could have a material adverse effect on our business.
Further, most states have adopted similar anti-kickback laws prohibiting the offer, payment, solicitation or receipt of remuneration in exchange for referrals, and typically impose criminal and civil penalties as well as loss of licenses. Some of these state laws apply to items and services paid for by private payers as well as by government payers. In addition, many states have adopted laws prohibiting the splitting or sharing of fees between physicians and non-physicians, as well as between treating physicians and referral sources. We believe our arrangements with physicians comply with the AKS, and state anti-kickback and fee splitting laws of the states in which we operate, however, if government authorities were to disagree, we could be subject to civil and criminal penalties, and be required to restructure or terminate our contractual and other arrangements with physicians. This could result in a loss of revenue and have a material adverse effect on our business.
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
Tests which are reimbursed by Medicare and other Government payers (for example, State Medicaid programs) accounted for approximately 18%, 15% and 14% of our revenues for the years ended December 31, 2019, 2018 and 2017, respectively. The Medicare program imposes extensive and detailed requirements on diagnostic service providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit claims for reimbursement and how we provide specialized diagnostic laboratory services. Further, we are prohibited from contracting with any individuals or entities who have been excluded from participation in Medicare or Medicaid and are listed on the OIG’s List of Excluded Individuals and Entities List (“LEIE”) or in the System for Award Management, which includes the previously independent Government Services Administration’s Excluded Parties List System (“GSA-EPLS”). Contracting with excluded individuals or entities, such as hiring an excluded person or contracting with an excluded vendor, can result in significant penalties.
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

Table of Contents	NEOGENOMICS, INC.
The HIPAA privacy and security regulations also require healthcare providers like us to notify affected individuals, the Secretary of the U.S. Department of Health and Human Services, and in some cases, the media, when PHI has been “breached”, as defined by HIPAA. Many states have similar breach notification laws. In the event of a breach, we could incur substantial operational and financial costs related to mitigation and remediation, including preparation and delivery of notices to affected individuals. Additionally, HIPAA, and its implementing regulations provide for significant civil fines, criminal penalties, and other sanctions for failure to comply with the privacy, security, and breach notification rules, including for wrongful or impermissible use or disclosure of PHI. Although the HIPAA statute and regulations do not expressly provide for a private right of action for damages, we could incur damages under state laws to private parties for the wrongful or impermissible use or disclosure of confidential health information or other private personal information. Additionally, HIPAA allows state Attorneys General to bring an action against a covered entity, such as us, for a violation of HIPAA. We insure some of our risk with respect to HIPAA security breaches, but operational costs and penalties associated with HIPAA breaches easily could exceed our insured limits.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
We operate an international network of laboratories. Our corporate office and most of our laboratory facilities are leased except we own 43,560 square feet of our Carlsbad, California facility. These leases expire at various dates through 2030. We believe that these locations are sufficient to meet our needs at existing volume levels and that, if needed, additional space will be available at a reasonable cost.
The following table summarizes our facilities by type and location:

Location	Purpose	Square Footage
Carlsbad, California	Laboratory and administrative offices	105,178
Aliso Viejo, California	Laboratory and administrative offices	96,917
Fort Myers, Florida	Corporate headquarters and laboratory	73,689
Houston, Texas	Laboratory	32,757
Geneva (Rolle), Switzerland	Laboratory	7,976
Nashville, Tennessee	Laboratory	7,806
Tampa, Florida	Laboratory	5,574
Singapore	Laboratory	3,957
Fresno, California	Laboratory	2,541
Atlanta, Georgia	Laboratory	1,190
Plantation, Florida	Courier office	240
Our Switzerland and Singapore laboratories support our Pharma Services segment exclusively; all other locations support both segments of our business. For further financial information about our segments see Note R, Segment Information, to our Consolidated Financial Statements included in this Annual Report.

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
Holders of Common Stock
As of February 24, 2019, there were 631 stockholders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.
Dividends
We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance operations and future growth and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Our financing arrangements contain certain restrictions on our ability to pay dividends on our common stock.
Equity Compensation Plan Information
The following table summarizes the securities authorized for issuance under equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”)	5,318,759	$9.97	2,341,350	(a)
Employee Stock Purchase Plan (“ESPP”)	—	N/A	374,960	(b)
Total	5,318,759	$9.97	2,716,310

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
b.The Company’s Employee Stock Purchase Plan was amended, restated and subsequently approved by a majority of shareholders on June 6, 2013 and amended and subsequently approved by a majority of shareholders on May 25, 2017 and June 1, 2018. The most recent amendment increased the maximum aggregate number of shares reserved and available for issuance under the Plan to 1,500,000.
Currently, the Company’s Equity Incentive Plan, as amended on May 25, 2017 and the Company’s ESPP, as amended on June 1, 2018, are the only equity compensation plans in effect.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Table of Contents	NEOGENOMICS, INC.

Period of Repurchase	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2019 - May 31, 2019	32,405	$21.25	—	—
August 1, 2019 - August 30, 2019	6,090	24.37	—	—
Total	38,495	$21.74	—	—

a.The Company’s Equity Incentive Plan, as amended on May 25, 2017, allows participants to surrender already-owned shares having a fair market value equal to the required withholding tax related to the vesting of restricted stock. Pursuant to a share withholding election made by participants in connection with the vesting of such awards, all of which were outside of a publicly-announced repurchase plan, we acquired from such participants the shares noted in the table above to satisfy tax withholding obligations related to the vesting of their restricted stock. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.
Comparison of Cumulative Five Year Total Return
We have presented below the cumulative total return to our stockholders of $100 during the period from December 31, 2014, through December 31, 2019 in comparison to the cumulative return on the S&P 500 Index and a customized peer group of six publicly traded companies during that same period. The peer group is made up of Qiagen N.V., Exact Sciences Corporation, Laboratory Corporation of America Holdings, Myriad Genetics, Inc. and Quest Diagnostics, Inc. Several of our closest competitors are part of large pharmaceutical or other multi-national firms, or are privately held and, as such, we are unable to obtain financial information for them.
The results assume that $100 (with reinvestment of all dividends) was invested in our common stock, the index and in the peer group and its relative performance tracked through December 31, 2019. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock. The performance graph set forth above shall not be deemed incorporated by reference into any filing by us under the Securities Act or the Exchange Act except to the extent that we specifically incorporate such information by reference therein.

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
The historical consolidated financial data for the years ended December 31, 2019, 2018 and 2017 (Statement of Operations Data and Other Cash Data) has been derived from our audited Consolidated Financial Statements, which are included elsewhere in this Annual Report. The historical consolidated financial data for the years ended December 31, 2016 and 2015 has been derived from our audited Consolidated Financial Statements, which are not included in this Annual Report.
The historical consolidated financial data as of December 31, 2019 and 2018 (Balance Sheet Data) has been derived from our audited Consolidated Financial Statements, which are included elsewhere in this Annual Report. The historical consolidated financial data (Balance Sheet Data) as of December 31, 2017, 2016 and 2015 has been derived from our audited Consolidated Financial Statements, which are not included in this Annual Report.
We believe that the comparability of our financial results between the periods presented in the table below is significantly impacted by factors which are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.

	For the Years Ended December 31,
	2019	2018 (1)	2017 (2)	2016	2015 (3)(4)
	(In thousands, except per share data)
Statement of Operations Data:
Net revenue	$408,830	$276,741	$240,251	$231,808	$99,802
Cost of revenue	211,994	149,476	138,295	133,704	56,046
Gross profit	196,836	127,265	101,956	98,104	43,756
Operating expenses	183,830	117,225	99,054	95,949	49,391
Income (loss) from operations	13,006	10,040	2,902	2,155	(5,635)
Interest and other expense (income)	8,343	6,216	5,552	9,998	(1,146)
Income tax (benefit) expense	(4,361)	1,184	(2,254)	(1,701)	(1,954)
Net income (loss)	8,006	2,640	(396)	(6,142)	(2,535)
Deemed dividends on preferred stock and amortization of beneficial conversion feature	—	5,627	10,547	24,674	122
Gain on redemption of preferred stock	—	(9,075)	—	—	—
Net income (loss) due to common stockholders	$8,006	$6,088	$(10,943)	$(30,816)	$(2,657)
Net income (loss) per common share – Basic	$0.08	$0.07	$(0.14)	$(0.40)	$(0.04)
Net income (loss) per common share – Diluted	$0.08	$0.07	$(0.14)	$(0.40)	$(0.04)
Other Cash Data:
Net cash – operating activities	$23,369	$44,786	$18,037	$21,477	$6,393
Net cash – investing activities	$(19,630)	$(139,687)	$(13,690)	$(6,501)	$(75,155)
Net cash – financing activities	$159,466	$91,959	$(4,095)	$(25,871)	$58,493

(1) Reflects the acquisition of Genoptix in December 2018.
(2) Reflects the sale of Path Logic in August 2017.
(3) Reflects the acquisition of Clarient in December 2015.
(4) Does not reflect the impact of the adoption of ASU 2014-09, revenue form Contracts with Customers (Topic 606), which was adopted in the first quarter of 2018.

Table of Contents	NEOGENOMICS, INC.

	December 31,
	2019	2018 (1)	2017 (2)	2016	2015 (3)(4)(5)
	(In thousands)
Balance Sheet Data:
Current assets	$290,738	$103,668	$85,875	$79,398	$82,360
Property and equipment	64,188	60,888	36,504	34,036	34,577
Operating lease right-of-use assets	26,492	—	—	—	—
Intangible assets	126,640	140,029	74,165	77,064	87,800
Goodwill	198,601	197,892	147,019	147,019	146,421
Other assets	2,847	2,538	891	206	129
Total assets	$709,506	$505,015	$344,454	$337,723	$351,287

Current liabilities	$63,904	$60,925	$36,471	$39,789	$40,058
Long-term liabilities	138,194	123,647	103,406	112,746	73,117
Total liabilities	202,098	184,572	139,877	152,535	113,175
Series A Redeemable Convertible Preferred Stock	—	—	32,615	22,873	28,602
Stockholders’ equity	507,408	320,443	171,962	162,315	209,510
Total liabilities, preferred stock and stockholders’ equity	$709,506	$505,015	$344,454	$337,723	$351,287
Working Capital	$226,835	$42,743	$49,404	$39,609	$42,302

(1) Reflects the acquisition of Genoptix in December 2018.
(2) Reflects the sale of Path Logic in August 1, 2017.
(3) Reflects the acquisition of Clarient in December 2015.
(4) Reflects the adoption of ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes.
(5) Does not reflect the impact of the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted in the first quarter of 2018.

Table of Contents	NEOGENOMICS, INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in this Annual Report on Form 10-K. The information contained below includes statements of management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Annual Report under the caption “Forward Looking Statements”, which information is incorporated herein by reference. For discussion and analysis pertaining to 2018 overview and highlights as compared to 2017, please refer to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2019 and as amended on May 8, 2019.
Our Company
NeoGenomics, Inc. is a high-complexity CLIA-certified clinical laboratory that specializes in cancer genetics diagnostic testing and pharma services. The Company’s testing services include cytogenetics, fluorescence in-situ hybridization (“FISH”), flow cytometry, immunohistochemistry, anatomic pathology and molecular genetic testing. Headquartered in Fort Myers, FL, NeoGenomics operates CAP accredited and CLIA certified laboratories in Ft. Myers and Tampa, Florida; Aliso Viejo, Carlsbad, Fresno and San Diego California; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; and CAP accredited laboratories in Rolle, Switzerland, and Singapore. NeoGenomics serves the needs of pathologists, oncologists, academic centers, hospital systems, pharmaceutical firms, integrated service delivery networks, and managed care organizations throughout the United States, and pharmaceutical firms in Europe and Asia.
2019 Overview and Highlights
•We increased revenues by 47.7% compared to 2018, including an increase in Clinical revenue of 49.3% and an increase in Pharma revenue of 36.7%.
•We substantially integrated Genoptix, acquired in December 2018.
•We completed a $160.8 million net equity offering in May 2019.
•On June 27, 2019, we entered into a new senior secured credit agreement. The New Credit Agreement provides for a $100.0 million revolving credit facility, a $100.0 million term loan facility, and a $50.0 million delayed draw term loan.
Company Outlook
Advances in science and technology are driving a proliferation of oncology therapies and associated diagnostic tests. These diagnostic tools and therapies are increasing survival and enhancing quality-of-life for cancer patients. As a leading global oncology diagnostics company serving biopharmaceutical companies as well as practicing oncologists and pathologists, NeoGenomics facilitates the adoption of these advanced oncology diagnostic tools beyond the academic environment into the community setting. We are continuously enhancing and expanding our test menu to ensure that providers and patients have access to leading edge solutions such as advanced molecular testing and state-of-the art digital pathology. Moreover, our team of MDs and PhDs, along with our highly-trained oncology-focused sales team provide continuous education to our clients to ensure that they remain abreast of cutting-edge developments in oncology.
We are a leading provider of oncology-diagnostic services to biopharma companies. We will continue to work with these clients across the drug development continuum, from research and development, through clinical trials testing, to commercialization of companion diagnostic tests. We are growing our Pharma Services business through global expansion in both Europe and Asia, expansion of our test offering, including leading edge next-generation-sequencing tools, and unique capabilities for developing and commercializing companion diagnostic tests.
We are building informatics and data-related tools to leverage our unique market position and oncology expertise to help our stakeholders solve real-world problems such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers.
As we focus on profitable growth, we will continue to pursue large purchasing group contracts. In 2019, we were successful in gaining market share by entering into contracts with managed care organizations and large hospital groups, which will be part of our strategy as we continue to gain scale. In addition, our molecular testing menu remains a strong selling point as it enables us to offer clients a “one stop shop” where they can send all of their oncology testing rather than using multiple labs.

Table of Contents	NEOGENOMICS, INC.
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
We have developed a company-wide focus for 2020, which includes the following three critical success factors:
•World Class Culture: To strengthen our world-class culture through continued training and development, programs to promote wellness and work-life balance, and enhanced communication.
•Uncompromising Quality and Exceptional Service: To provide uncompromising quality and exceptional service, with a focus on industry leading turn-around time, automation and process control, and advancing our culture of quality. We will further automate our laboratory operations to enhance quality, reduce cost, and improve turn-around time. We have established rigorous turn-around time objectives for each test modality based on customer feedback and industry benchmarks. Our goal is to ultimately achieve industry leading turn-around-time for each modality. Our laboratory teams will focus on quality by improving the Corrective and Preventative Actions (“CAPA”) process and streamlining and simplifying processes.
•Innovation and Growth: To pursue exceptional service and growth through the launch of innovative assays, informatics products and companion diagnostics as well as enhanced educational programs. To support this objective we will invest in research and development activities with a focus on expanding and enhancing our capabilities for next-generation sequencing, including liquid biopsy, and expanding our companion diagnostic offering. Our informatics and data-related tools leverage our unique market position and oncology expertise to help our stakeholders solve real-world problems. We will continue to pursue market share gains in both our Clinical and Pharma Services businesses.
These critical success factors have been communicated throughout our Company. We have structured departmental goals around these factors and have created employee incentive plans in which every employee will have a meaningful incentive for our success.

Regulatory Environment
The FDA is currently considering changes which may include increased regulation of Laboratory Developed Tests (“LDTs”) by the FDA. In October 2014, the FDA announced its proposed framework and timetable and indicated it would move toward greater oversight of LDTs. The FDA has not finalized the framework they announced in 2014. In 2017, the FDA shifted its approach to oversight of LDTs, indicating that they would work with Congress and stakeholders on a new legislative framework and pathway for all diagnostic testing. In 2018, the FDA began limited enforcement activities on a subset of LDTs known as pharmacogenetic testing (“PGx”). NeoGenomics is a member of the American Clinical Laboratory Association (“ACLA”), which has been in active discussions with the FDA and Congress regarding FDA oversight of LDT’s. At this time we cannot predict the outcome of this proposed framework or if there will be any additional changes to current rules and regulations.
We closely monitor changes in legislation and take specific actions to identify and estimate the impact of changes in legislation whenever possible as regulatory changes can affect reimbursement for clinical laboratory services. We do not anticipate significant changes to our clinical revenue in 2020 based on known changes in legislation.

Operating Segments
The Company reports its activities in two operating segments: the Clinical Services Segment and the Pharma Services Segment. We have presented the financial information reviewed by the Chief Operating Decision Maker (“CODM”) including revenues, cost of revenue and gross margin for each of our operating segments. The segment information presented in these financial statements has been conformed to present segments on this revised basis for all prior periods. Assets are not presented at the segment level as that information is not used by the CODM.
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

Table of Contents	NEOGENOMICS, INC.
Pharma Services
Our Pharma Services segment supports pharmaceutical firms in their drug development programs by supporting various clinical trials. This portion of our business often involves working with the pharmaceutical firms (sponsors) on study design as well as performing the testing required to validate assays in development and support of Phase I, II and III clinical trials. Our medical team often advises the sponsor and works closely with them as specimens are received from enrolled sites. We also work on developing tests that will be used as part of a companion diagnostic to determine patients’ response to a particular drug. As studies unfold, our clinical trials team reports the data and often provide key analysis and insights back to the sponsors.
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
Whether serving as the single contract research organization or partnering with one, our Pharma Services group provides significant technical expertise working closely with our customers to support each stage of clinical trial development. Each trial we support comes with rapid turnaround time, dedicated project management and quality assurance oversight. We have experience in supporting submissions to the Federal Drug Administration for companion diagnostics and our Pharma Services strategy is focused on helping bring more effective oncology treatments to market through providing world-class laboratory services in oncology to key pharmaceutical companies in the industry.
Critical Accounting Policies
The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. For a complete description of our significant accounting policies, see Note B, Summary of Significant Accounting Policies, to our Consolidated Financial Statements.
Our critical accounting policies are those where we have made difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:
•Revenue Recognition
•Accounts Receivable
•Stock Based Compensation
•Deferred taxes
Revenue Recognition
We adopted Accounting Standards Codification (“ASC”) 606, Revenues from Contracts with Customers, on January 1, 2018 using a full retrospective method of adoption. Under this method, the Company has restated its results for each prior reporting period presented as if ASC 606 had been effective for those periods. The adoption of this standard required us to implement new revenue policies, procedures and internal controls related to revenue recognition. In addition, the adoption resulted in enhanced financial statement disclosures surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
The new standard impacted each of our two reportable segments differently due to the transactional nature of the Clinical Services segment versus the generally long-term nature of our Pharma Services segment contracts. The specific effect on our reportable segments is explained further in Note B, Summary of Significant Accounting Policies, to our Consolidated Financial Statements.
Clinical Services Revenue

The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent. The performance obligation is satisfied and revenues are recognized once the diagnostic services have been performed and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including client

Table of Contents	NEOGENOMICS, INC.
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

The following table reflects our estimate of the breakdown of net revenue by type of payer for the fiscal years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Medicare and other government	18%	15%	14%
Commercial insurance	23%	17%	17%
Client direct billing	59%	68%	69%
Total	100%	100%	100%

Client direct billing is down 9% as compared to 2018 due to the acquisition of Genoptix. Historically, Genoptix has had has less volume of client direct billings within their payer mix. However, our proportion of client direct billing remains high, as more payers, including private commercial insurances and Medicare Advantage plans are practicing “consolidated payment” or “bundled payment” models where they pay the hospitals a lump sum, which is intended to include laboratory testing. This reflects an increase in the amount of risk sharing that CMS and other private payers are encouraging providers such as hospital systems to undertake. On January 1, 2018, Medicare made a significant change to what is known as the “14-day rule”. The net result of this rule change is that certain molecular tests that were previously billed to clients, are once again eligible to be billed directly to the Medicare program.

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
Days Sales Outstanding (“DSO”) increased from 77 days at December 31, 2018 to 81 days at December 31, 2019 due to timing of cash receipts.
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
See Note B, Summary of Significant Accounting Policies and Note M, Stock Compensation, in the Consolidated Financial Statements included in this Annual Report for more information regarding the assumptions used in our valuation of stock-based compensation.
Deferred Taxes
Our accounting for deferred tax consequences represents our best estimate of future events that can be appropriately reflected in accounting estimates. The factors included in the analysis are historical and projected future taxable income including evolving business practices of our industry. Changes in existing tax laws, regulations, rates and future operating results may impact the amount of deferred tax liabilities and deferred tax assets over time.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets.
As of December 31, 2018 and 2019, the Company determined that sufficient positive evidence did not exist to conclude that it is more likely than not that net operating losses generated by the Company's Switzerland and Singapore operations would be able to be utilized in future periods and has therefore established a full valuation allowance against the deferred tax assets generated by such losses.

Table of Contents	NEOGENOMICS, INC.
Results of Operations for the year ended December 31, 2019 as compared with the year ended December 31, 2018
The following table presents the condensed Consolidated Statements of Operations as a percentage of revenue:

	For the Years Ended December 31,
	2019	2018
NET REVENUE	100.0%	100.0%
Cost of revenue	51.9%	54.0%
GROSS PROFIT	48.1%	46.0%
Operating expenses:
General and administrative	31.3%	30.7%
Research and development	2.1%	1.1%
Sales and marketing	11.6%	10.6%
Total operating expenses	45.0%	42.4%
INCOME FROM OPERATIONS	3.1%	3.6%
Interest expense, net	0.9%	2.3%
Other income	1.1%	—%
Loss on extinguishment of debt	0.2%	—%
Net income before income taxes	0.9%	1.3%
Income tax (benefit) expense	(1.1)%	0.4%
NET INCOME	2.0%	0.9%
Revenue
Clinical and Pharma Services revenue for the periods presented are as follows ($ in thousands):

	For the Years Ended December 31,
	2019	2018	% Change
Net revenues:
Clinical Services	$361,161	$241,873	49.3%
Pharma Services	47,669	34,868	36.7%
Total Revenue	$408,830	$276,741	47.7%

Consolidated revenues increased $132.1 million, or 47.7%, year-over-year. Growth in our Clinical Services segment year-over-year, was $119.3 million, or 49.3%. Testing volumes also increased in our Clinical Services Segment by approximately 31.7% year-over-year. The increases in revenue and volume primarily reflect the acquisition of Genoptix and organic volume growth, as well as the benefit of a more favorable test mix and reimbursement initiatives. We continue to negotiate managed care and group purchasing contracts to increase our in-network coverage and facilitate the addition of new accounts.
Pharma Services revenue increased $12.8 million, or 36.7%, year-over-year. In addition, our backlog of signed contracts has continued to grow from $98.9 million as of December 31, 2018 to $130.3 million as of December 31, 2019. We define backlog as the stated amount of signed contracts less dormant contracts with no activity for twelve months, contingencies and cancellations. We expect this backlog to result in higher revenues in future years.
We also expect to achieve continued revenue growth in our Pharma Services segment due to our international presence. In addition to our laboratory in Rolle, Switzerland, we announced a global strategic partnership with Pharmaceutical Product Development, LLC (“PPD”) in 2018, and continued our international expansion in 2019, including the opening of a laboratory in Singapore in 2019.
The following table shows Clinical Services revenue, cost of revenue, requisitions received and tests performed for the years ended December 31, 2019 and 2018. This data excludes tests performed for Pharma customers.

Table of Contents	NEOGENOMICS, INC.
Testing revenue and cost of revenue are presented in thousands below:

	For the Years Ended December 31,
	2019	2018	% Change
Clinical Services:
Requisitions (cases) received	573,085	439,597	30.4%
Number of tests performed	987,539	749,902	31.7%
Average number of tests/requisitions	1.72	1.71	0.6%

Total clinical testing revenue	$361,161	$241,873	49.3%
Average revenue/requisition	$630	$550	14.5%
Average revenue/test	$366	$323	13.3%

Cost of revenue	$185,612	$128,297	44.7%
Average cost/requisition	$324	$292	11.0%
Average cost/test	$188	$171	9.9%

We continue to realize growth in our clinical testing revenue which we believe is the direct result of the Genoptix acquisition and our efforts to innovate by developing and maintaining one of the most comprehensive cancer testing menus in the industry. Our broad test menu enables our sales teams to identify opportunities for increasing revenues from existing clients and allows us to gain market share from competitors as well as attract new clients looking for a one-stop shop.
Average revenue per test increased 13.3% year-over-year, reflecting the acquisition of Genoptix, favorable test mix, as well as the positive impact of internal reimbursement initiatives, partially offset by changes in Medicare reimbursement and regulation.

Cost of Revenue and Gross Margin
Average cost per test increased 9.9% year-over-year, primarily due to the acquisition and integration of Genoptix reflecting the impact of the Genoptix acquisition and test mix. The increase was partially offset by continued efficiencies as we integrate Genoptix.
Cost of revenue includes payroll and payroll-related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.
Clinical and Pharma Services cost of revenue and gross profit metrics for the periods presented are as follows ($ in thousands):

	For the Years Ended December 31,
	2019	2018	% Change
Cost of revenue:
Clinical Services	$185,612	$128,297	44.7%
Pharma Services	26,382	21,179	24.6%
Total Cost of revenue	$211,994	$149,476	41.8%
Cost of revenue as a % of revenue	51.9%	54.0%

Gross Profit:
Clinical Services	$175,549	$113,576	54.6%
Pharma Services	21,287	13,689	55.5%
Total Gross Profit	$196,836	$127,265	54.7%
Gross Profit Margin	48.1%	46.0%
In 2019, cost of revenue in dollars increased while cost of revenue as a percentage of revenue decreased year-over-year. Consolidated cost of revenue as a percentage of revenue was 51.9% compared to 54.0%, in 2018. The increases in cost of revenue was largely due to the acquisition of Genoptix.
Gross profit margin for 2019 was 48.1% compared to 46.0% in 2018. Gross margin improvement reflects the impact of, higher revenue per test, productivity gains, and cost efficiencies.

Table of Contents	NEOGENOMICS, INC.
General and Administrative Expenses
General and administrative expenses consist of payroll and payroll--related costs for our billing, finance, human resources, information technology and other administrative personnel as well as stock based compensation. We also allocate professional services, facilities expense, IT infrastructure costs, depreciation, and other administrative-related costs to general and administrative expenses.
Consolidated general and administrative expenses for the periods presented are as follows ($ in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
General and administrative	$127,993	$84,822	$43,171	50.9%
General and administrative as a % of revenue	31.3%	30.7%

General and administrative expenses for the year ended December 31, 2019 increased $43.2 million compared to 2018, primarily reflecting an increase in payroll and payroll-related expenses of $23.1 million. as a result of the acquisition of Genoptix as well as higher payroll and payroll-related costs due to increases in personnel to support our near and long-term growth as well as the Genoptix integration. Additionally, general and administrative expenses include approximately $3.2 million in acquisition and integration related expenses.
Depreciation and amortization expense for the year ended December 31, 2019 increased by approximately $7.2 million, when compared to the same period in 2018, primarily reflecting increases in capital expenditures over the last several years including capital expenditures associated with the acquisition of Genoptix, relocation of our expanded Houston, Texas laboratory and continued investment in our laboratory information system.
We expect our general and administrative expenses to increase in total but decrease as a percentage of revenue as we add employee and compensation expenses, incur additional expenses associated with the expansion of our facilities, and continue to expand our physical and technological infrastructure to support our anticipated growth.
Research and Development Expenses
Research and development expenses relate to the cost of developing new genetic tests, including payroll and payroll-related costs, maintenance of laboratory equipment, laboratory supplies, outside consultants and experts assisting our research and development team.
Consolidated research and development expense for the periods presented are as follows ($ in thousands):

	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Research and development	$8,487	$3,001	$5,486	182.8%
Research and development as a % of revenue	2.1%	1.1%

Research and development expenses for the year ended December 31, 2019 increased $5.5 million, when compared to the same period in 2018. This increase was driven by investments in new test development, particularly in our next-generation sequencing and FDA initiatives.
We anticipate research and development expenditures will increase in future quarters as we invest in innovation projects and bringing new tests to market.

Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs, including sales management, sales representatives, marketing, and customer service personnel. Expenses also include marketing-related costs such as consulting, attending trade shows, advertising and maintaining our website.

Consolidated sales and marketing expenses for the periods presented are as follows ($ in thousands):

Table of Contents	NEOGENOMICS, INC.

	For the Years Ended December 31.
	2019	2018	$ Change	% Change
Sales and marketing	$47,350	$29,402	$17,948	61.0%
Sales and marketing as a % of revenue	11.6%	10.6%

Sales and marketing expenses for the year ended December 31, 2019 increased $17.9 million when compared to the same period in 2018. This increase primarily reflects the acquisition of Genoptix, including the expansion of our sales team, as well as higher commissions due to our increase in revenues and continued investment in marketing. We expect higher commissions expense in the coming years as the sales representatives’ continue generating new business with a focus on oncology office sales. We expect our sales and marketing expenses over the long term to align with changes in revenue.
Interest Expense, net and Other Expense (Income)
Net interest expense is comprised of interest incurred on our term debt, revolving credit facility and our other financing obligations, offset by the interest income we earn on cash balances. Net interest expense for the year ended December 31, 2019 decreased $2.5 million compared to the same period in 2018. We expect our interest expense to fluctuate based on timing of advances and payments on our revolving credit facility as well as changes in interest rates and cash balances.
Other expense (income) for the year ended December 31, 2019 increased $4.6 million compared to the same period in 2018. This increase is primarily attributable to the settlement of the litigation with Health Discovery Corporation (“HDC”). For more information regarding this settlement, refer to Note N, Commitments and Contingencies, in our Consolidated Financial Statements.
Net Income
The following table provides the net loss for each period along with the computation of basic and diluted net income per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2019	2018
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$8,006	$6,088

Basic weighted average common shares outstanding	100,470	85,618
Effect of potentially dilutive securities	3,145	5,950
Diluted weighted average shares outstanding	103,615	91,568

Basic net income per common share	$0.08	$0.07
Diluted net income per share	$0.08	$0.07

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
Definitions of Non-GAAP Measures

Non-GAAP Adjusted EBITDA

“Adjusted EBITDA” is defined by NeoGenomics as net income from continuing operations before: (i) net interest expense, (ii) tax (benefit) expense, and, if applicable in a reporting period, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation expense, (v) acquisition and integration related expenses, (vi) non-cash impairments of intangible assets, (vii) debt financing costs, (viii) and other significant non-recurring or non-operating (income) or expenses.

The following is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA for the years ending December 31, 2019 and 2018 ($ in thousands):

	For the Years Ended December 31,
	2019	2018
NET INCOME (GAAP)	$8,006	$2,640

Adjustments to net income:
Interest expense, net	3,713	6,230
Income tax (benefit) expense	(4,361)	1,184
Amortization of intangibles	9,925	5,928
Depreciation of property and equipment	20,346	15,804
EBITDA (non-GAAP)	37,629	31,786

Further Adjustments to EBITDA:
Acquisition and integration related expenses	3,195	2,325
Loss on extinguishment of debt	1,018	—
Other significant non-recurring expense	5,375	2,486
Non-cash stock-based compensation	10,000	6,955
ADJUSTED EBITDA (non-GAAP)	$57,217	$43,552
Adjusted EBITDA as % of Revenue	14.0%	15.7%

Liquidity and Capital Resources

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2019 and 2018 as well as the period ending cash and cash equivalents and working capital (in thousands).

	For the Years Ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$23,369	$44,786
Investing activities	(19,630)	(139,687)
Financing activities	159,466	91,959
Effects of foreign exchange rate changes on cash and cash equivalents	—	(68)
Net increase (decrease) in cash and cash equivalents	163,205	(3,010)
Cash and cash equivalents, beginning of period	9,811	12,821
Cash and cash equivalents, end of period	$173,016	$9,811
Working Capital (1), end of period	$226,834	$42,743
(1) Defined as current assets less current liabilities.

Table of Contents	NEOGENOMICS, INC.
Cash Flows from Operating Activities
During the year ended December 31, 2019, cash provided by operating activities was $23.4 million, consisting of net income of $8.0 million plus net adjustments to income of $47.8 million. This was partially offset by the cash flow impact of net changes in operating assets and liabilities of $32.4 million, primarily driven by increases in accounts receivable and inventory. Account receivables increased year-over-year due to the increase in revenue as well as the timing of cash receipts. Inventory increased due to greater test volume as well as strategic purchasing opportunities in the second-half of 2019.
Cash Flows from Investing Activities
During the year ended December 31, 2019, cash used in investing activities decreased by $120.1 million compared to the same period in 2018. This decrease was primarily related to the cash consideration of approximately $125.8 million related to the acquisition of Genoptix used in December of 2018. This decrease was partially offset by an increase of $5.7 million in cash used for capital expenditures.
Cash Flows from Financing Activities
During the year ended December 31, 2019, cash flows provided by financing activities was $159.5 million compared to $92.0 million for the same period in 2018. Cash provided by financing activities at December 31, 2019 consisted primarily of net cash proceeds of $160.8 million resulting from the equity offering completed in May 2019 and $11.2 million from the net issuance of common stock, offset by net repayment of the term loan and other finance obligations of $12.5 million. Cash provided by financing activities at December 31, 2018 consisted primarily of net cash proceeds of $135.1 million from the equity offering completed in August 2018, partially offset by $50.1 million paid to redeem 6.9 million shares of Series A Redeemable Convertible Preferred Stock in June 2018. Cash flows from financing activities also included an increase in the term loan of $30.0 million, which was partially offset by a $20.4 million net repayment on the Revolving Facility.
Credit Facility
On June 27, 2019, the Company entered into a new senior secured credit agreement (“New Credit Agreement”) with PNC Bank National Association, as administrative agent. Simultaneous with entering into the New Credit Agreement, the Company terminated the prior financing agreement and repaid all outstanding amounts owed thereunder. For further details regarding the new and prior agreements, see Note H, Debt, to our Consolidated Financial Statements herein. In order to reduce our exposure to interest rate fluctuations on this floating rate debt obligation, we entered into interest rate swap agreements. For more information on these hedging instruments, see Note I, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements. The interest rate swap agreement effectively converts a portion of our floating rate debt to a fixed obligation, thus reducing the impact of interest rate changes on future interest expense.
Liquidity Outlook
We had approximately $173.0 million in cash and cash equivalents as of December 31, 2019. In addition, the new senior secured credit agreement provides for up to $250.0 million in borrowing capacity of which $96.8 million is outstanding at December 31, 2019. Based on our level of Adjusted EBITDA and the balance drawn, approximately $130.6 million was available at that same date. We believe that the cash on hand, available credit lines and positive cash flows generated from operations will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months from the issuance of this annual report.
Related Party Transactions
See Note O, Related Party Transactions, to our Consolidated Financial Statements for a description of our related party transactions.

Table of Contents	NEOGENOMICS, INC.
Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2019 ($ in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Purchase obligations	$12,580	$7,360	$5,220	$—	$—
Financing obligations	8,631	5,432	3,199	—	—
Operating lease obligations	36,283	5,094	9,965	8,519	12,705
Principal payments of long term debt (1)	97,500	5,000	13,750	78,750	—
Interest on swap agreement (2)	4,172	2,086	2,086	—	—
Interest on term loan facility (3)	12,156	3,061	5,568	3,527	—
Revolving credit facility - unutilized fees on $100m at .2% (4)	900	200	400	300	—
Delayed draw term loan - unutilized fees on $50m at .2% (4)	100	100	—	—	—
Total contractual obligations	$172,322	$28,333	$40,188	$91,096	$12,705
(1) Amounts represent required principal debt payments on our Term Loan Facility. For a full description of the terms of our indebtedness and the related debt service requirements, see Note H, Debt.
(2) Amounts represent fixed interest owed on the swap agreement. For further details of the swap agreement, see Note I, Derivative Instruments and Hedging Activities.
(3) Amounts represent interest payments due on the Term Loan Facility assuming principal payments are made as specified in the loan agreement and estimated interest rates based on the rates in effect at December 31, 2019.
(4) Amounts represent fees due on our unused Revolving Facility and Delayed Draw Term Loan based on the December 31, 2019 balances and rates in effect at December 31, 2019.
Capital Expenditures
We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ended December 31, 2020 will be in the range of $30 million to $35 million. We have funded and plan to continue funding these capital expenditures with capital lease financing arrangements, cash, and through bank loan facilities, if necessary.
Recently Adopted Accounting Guidance
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”). Topic 842 supersedes the lease requirements in FASB ASC 840, Leases (Topic 840). Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most operating leases and provide enhanced disclosures.
The Company adopted Topic 842 on January 1, 2019 using the modified retrospective method and using the optional transition method to apply the new lease accounting standard as of January 1, 2019, rather than as of the earliest period presented. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) assets of $9.7 million and corresponding operating lease liabilities of $10.1 million upon adoption. The adoption did not materially impact the Company’s Consolidated Statements of Operations or Cash Flows. Refer to Note D, Leases, for further details regarding the impact of the adoption of Topic 842 and other information related to the Company’s lease portfolio.

In May 2014, the FASB issued ASU 2014-09, which amends FASB Accounting Standards Codification by creating Topic 606, Revenues from Contracts with Customers (“ASC 606”). This standard update calls for a number of revisions in the revenue recognition rules. The Company adopted this ASU on January 1, 2018 using a full retrospective method of adoption. Under this method, the Company has restated its results for each prior reporting period presented as if ASC 606 had been effective for those periods.
The adoption of this standard required us to implement new revenue policies, procedures and internal controls related to revenue recognition. In addition, the adoption resulted in enhanced financial statement disclosures surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. For further details, see Note C, Revenue Recognition.

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

Pharma Services Revenue
The adoption of ASC 606 also resulted in changes to the timing of revenue recognition related to Pharma Services contracts as certain individual deliverables such as study setup fees, for which revenue was previously recognized in the period when the deliverables were completed and invoiced, are recognized over the remaining performance period under the new standard. Additionally, certain costs to obtain contracts, primarily for sales commissions, are capitalized when incurred and are amortized over the term of the contract. Under ASC 606, the Company is required to make estimates of the total transaction price per contract, including estimates of variable consideration and the number of performance obligations, and recognize the estimated amount as revenue as it transfers control of the product or performance obligations to its customers. The estimation of total transaction price, number of performance obligations, variable consideration and the application of the related constraint, was not required under previous GAAP and requires the use of significant management judgment and estimates. The Company elected certain practical expedients as allowed under the standard including the following: contracts that began and ended within the same annual reporting period were not restated; contracts with variable consideration were estimated using the transaction price at the date the contract was completed; contract modifications that occurred prior to the earliest reporting period have not been retrospectively restated but have rather been reflected as an aggregate adjustment in the earliest reporting period. The cumulative effect of this standard did not result in a material change to our Pharma Services revenue.
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

Accounting Pronouncements Pending Adoption
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs should be presented as a prepaid asset on the balance sheet and expensed over the term of the hosting arrangement. The standard was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The Company will adopt this pronouncement as of January 1, 2020. We currently do not expect the adoption to have a material impact on our Consolidated Financial Statements.
In August 2018, the FASB also issued ASU 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. This update was effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Certain provisions of ASU 2018-13 must be adopted retrospectively, while others must be adopted prospectively. The Company will adopt this pronouncement as of January 1, 2020. We currently do not expect the adoption to have a material impact on our Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The standard, effective January 1, 2020 for public business entities for annual periods beginning after December 15, 2019, and interim periods within those years, requires the use of forward-looking expected credit

Table of Contents	NEOGENOMICS, INC.
loss models based on historical experience, current economic conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. It also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard required a modified retrospective approach with a cumulative effect adjustment to retained earnings. The Company adopted and applied the standard as of January 1, 2020. Based on management’s analysis, Topic 326 is applicable to the Company’s trade receivables as well as contract assets recognized within the Pharma Services segment. An assessment was performed on historical trends, current economic conditions, supportable forecasts, and customer and credit risks. The adoption of Topic 326 is not expected to have a material impact on the Company’s Consolidated Financial Statements and disclosures.
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

Interest Rate Risk
The Company is exposed to market risk associated with changes in the LIBOR interest rate. The Company regularly evaluates its exposure to such changes and may elect to minimize this risk through the use of interest rate swap agreements. During the second quarter of 2019, the Company entered into a New Credit Agreement which provides for a $100.0 million revolving credit facility, a $100.0 million term loan facility and a $50.0 million delayed draw term loan. Borrowings under the New Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) the Adjusted LIBOR rate for the relevant interest period, as defined within the agreement (2) an alternate base rate determined by reference to the greatest of (a) the federal funds rate for the relevant interest period plus 0.5% per annum, (b) the prime lending rate of PNC and (c) the daily LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin will range from 1.25% to 2.25% for LIBOR loans and 0.25% to 1.25% for base rate loans, in each case based on NeoGenomics’ Consolidated Leverage Ratio (as defined in the New Credit Agreement).
In December of 2016 and June of 2018, the Company entered into interest rate swap agreements to reduce the Company's exposure to interest rate fluctuations on the Company's variable debt obligations. On December 31, 2019, the interest rate swap agreement entered into in December of 2016 matured. Concurrently, the notional amount of the interest rate swap agreement entered into in June of 2018 increased from $20 million to $70 million. As of December 31, 2019, the Company had approximately $27.5 million of unhedged variable rate debt under the senior secured credit facility. For further details regarding our significant accounting policies relating to derivative instruments and hedging activities, see Note B, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in this Annual Report.
Each quarter-point increase or decrease in the one-month LIBOR rate would result in a change in the Company’s interest expense by approximately $0.6 million per year based on the unhedged debt outstanding at December 31, 2019.

Foreign Currency Exchange Risk
We have expanded our business into Europe, and in 2019 further expanded by opening a laboratory in Singapore. Our international revenues and expenses, including payroll and supply purchases in Singapore, denominated in foreign currencies (primarily Swiss Francs and Singapore dollars), expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We do not hedge foreign currency exchange risks and do not currently feel that these risks are significant.

Table of Contents	NEOGENOMICS, INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	NEOGENOMICS, INC.
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the stockholders and the Board of Directors of NeoGenomics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NeoGenomics, Inc. and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders' equity, and cash flows, for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition—Clinical Services—Refer to Notes B and C to the financial statements

Critical Audit Matter Description

As discussed in Note C to the financial statements, revenue for the Company’s clinical services is recognized once the diagnostic services have been performed and the results have been delivered to the ordering physician. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions.

Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience and other anticipated adjustments, including anticipated payer denials.

We identified management’s estimation of implicit price concessions related to revenue recorded that has not been received in cash as a critical audit matter due to management’s manual process used to determine the estimate, and the significant judgments required by management to estimate payer behavior. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions related to expected receipts that were applied in the estimate of implicit price concessions.

Table of Contents	NEOGENOMICS, INC.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments in the estimate of implicit price concessions included the following, among others:

•We tested the effectiveness of controls over management’s determination of assumptions used to calculate implicit price concessions.
•We tested the methodology used by the Company to estimate implicit price concessions.
•We tested the assumptions used by management to calculate implicit price concessions by:
◦Testing the mathematical accuracy of management’s calculation of implicit price concessions.
◦Testing the historical cash receipts from payers used in the estimate of implicit price concessions, by making selections and agreeing the selected information to source documents.
◦Testing management’s ability to estimate implicit price concessions accurately by comparing recorded net revenue to cash receipts received through January 2020.
◦Evaluating trends in revenue and accounts receivable compared to previous periods to identify any evidence that may contradict management’s assertion regarding implicit price concessions.

/s/ Deloitte & Touche LLP

San Diego, California
February 28, 2020

We have served as the Company's auditor since 2019.

Table of Contents	NEOGENOMICS, INC.
Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of NeoGenomics, Inc.
Fort Myers, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NeoGenomics, Inc. (the "Company") as of December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Crowe LLP

We served as the Company's auditor from 2014 to 2018.

Indianapolis, Indiana
February 26, 2019

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$173,016	$9,811
Accounts receivable, net	94,242	76,919
Inventories	14,405	8,650
Prepaid assets	6,327	7,727
Other current assets	2,748	561
Total current assets	290,738	103,668
Property and equipment (net of accumulated depreciation of $68,809 and $50,127, respectively)	64,188	60,888
Operating lease right-of-use assets	26,492	—
Intangible assets, net	126,640	140,029
Goodwill	198,601	197,892
Other assets	2,847	2,538
Total assets	$709,506	$505,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,568	$17,779
Accrued compensation	21,365	19,062
Accrued expenses and other liabilities	7,548	8,986
Short-term portion of financing obligations	5,432	6,298
Short-term portion of operating lease liabilities	3,381	—
Short-term portion of term loan	5,000	7,873
Pharma contract liability	1,610	927
Total current liabilities	63,904	60,925
Long-term liabilities
Long-term portion of financing obligations	3,199	5,250
Long-term portion of operating lease liabilities	24,034	—
Long-term portion of term loan, net	91,829	87,880
Revolving credit facility, net	—	5,000
Other long-term liabilities	3,566	3,060
Deferred income tax liability, net	15,566	22,457
Total long-term liabilities	138,194	123,647
Total liabilities	202,098	184,572
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 104,781,236 and 94,465,440 shares issued and outstanding, respectively)	105	94
Additional paid-in capital	520,278	340,291
Accumulated other comprehensive loss	(1,618)	(579)
Accumulated deficit	(11,357)	(19,363)
Total stockholders’ equity	507,408	320,443
Total liabilities and stockholders’ equity	$709,506	$505,015
See notes to Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
NET REVENUE
Clinical Services	$361,161	$241,873	$213,097
Pharma Services	47,669	34,868	27,154
Total Revenue	408,830	276,741	240,251

COST OF REVENUE	211,994	149,476	138,295

GROSS PROFIT	196,836	127,265	101,956
Operating expenses:
General and administrative	127,993	84,822	70,359
Research and development	8,487	3,001	3,636
Sales and marketing	47,350	29,402	24,001
Loss on sale of Path Logic	—	—	1,058
Total operating expenses	183,830	117,225	99,054
INCOME FROM OPERATIONS	13,006	10,040	2,902
Interest expense, net	3,713	6,230	5,540
Other expense (income)	4,630	(14)	12
Loss on extinguishment of debt	1,018	—	—
Income (loss) before taxes	3,645	3,824	(2,650)
Income tax expense (benefit)	(4,361)	1,184	(2,254)
NET INCOME (LOSS)	8,006	2,640	(396)
Deemed dividends on preferred stock and amortization of beneficial conversion feature	—	5,627	10,547
Gain on redemption of preferred stock	—	(9,075)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$8,006	$6,088	$(10,943)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$0.08	$0.07	$(0.14)
Diluted	$0.08	$0.07	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	100,470	85,618	79,426
Diluted	103,615	91,568	79,426

See notes to Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
NET INCOME (LOSS)	$8,006	$2,640	$(396)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Foreign currency translation adjustments	—	(68)	44
Gain (loss) on effective cash flow hedge	(1,039)	(785)	230
Total other comprehensive (loss) income, net of tax	(1,039)	(853)	274

COMPREHENSIVE INCOME (LOSS)	$6,967	$1,787	$(122)

See notes to Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2016	6,600,000	$22,873	78,571,158	$79	$191,308	$—	$(29,071)	$162,316
Common stock issuance ESPP plan	—	—	108,599	—	844	—	—	844
Issuance of Series A Preferred Stock	264,000	—	—	—	—	—	—	—
Stock issuance fees and expenses	—	—	—	—	(218)	—	—	(218)
Foreign currency translation adjustments	—	—	—	—	—	44	—	44
Gain on effective cash flow hedge	—	—	—	—	—	230	—	230
Issuance of restricted stock, net of forfeitures	—	—	822,711	1	4,094	—	—	4,095
Issuance of stock for warrant exercise	—	—	364,600	—	—	—	—	—
Issuance of common stock for stock options	—	—	595,506	—	1,960	—	—	1,960
Deemed dividends on preferred stock and amortization of beneficial conversion feature	—	9,742	—	—	(9,742)	—	—	(9,742)
ESPP expense	—	—	—	—	96	—	—	96
Adjustment for impact of accounting standard	—	—	—	—	—	—	6,388	6,388
Stock compensation expense - options and restricted stock	—	—	—	—	6,345	—	—	6,345
Net loss	—	—	—	—	—	—	(396)	(396)
Balance, December 31, 2017	6,864,000	32,615	80,462,574	$80	$194,687	$274	$(23,079)	$171,962
Common stock issuance ESPP plan	—	—	117,146	—	1,050	—	—	1,050
Redemption of Series A Preferred Stock	(6,864,000)	(37,823)	—	—	(21,348)	—	—	(21,348)
Stock issuance fees and expenses	—	—	—	—	(354)	—	—	(354)
Foreign currency translation adjustments	—	—	—	—	—	(68)	(54)	(122)
Loss on effective cash flow hedge	—	—	—	—	—	(785)	—	(785)
Issuance of common stock - Acquisition	—	—	999,994	1	13,242	—	—	13,243
Issuance of common stock - Public Offering	—	—	11,270,000	11	135,060	—	—	135,071
Issuance of restricted stock, net of forfeitures	—	—	62,182	—	(297)	—	—	(297)
Issuance of common stock for stock options	—	—	1,553,544	2	8,596	—	—	8,598
Deemed dividends on preferred stock and amortization of beneficial conversion feature	—	5,208	—	—	(5,208)	—	—	(5,208)
Gain on redemption of preferred stock	—	—	—	—	9,075	—	—	9,075
ESPP Expense	—	—	—	—	243	—	—	243
Stock compensation expense - options and restricted stock	—	—	—	—	6,640	—	—	6,640
Adjustment for impact of accounting standard	—	—	—	—	(1,095)	—	1,130	35
Net income	—	—	—	—	—	—	2,640	2,640
Balance, December 31, 2018	—	—	94,465,440	$94	$340,291	$(579)	$(19,363)	$320,443
Common stock issuance ESPP plan	—	—	141,908	—	2,332	—	—	2,332
Stock issuance fees and expenses	—	—	—	—	(263)	—	—	(263)
Loss on effective cash flow hedge	—	—	—	—	—	(1,039)	—	(1,039)
Issuance of restricted stock, net of forfeitures	—	—	168,501	—	(837)	—	—	(837)
Working capital adjustment related to acquisition	—	—	(99,524)	—	(1,977)	—	—	(1,977)
Issuance of common stock - Public Offering	—	—	8,050,000	8	160,766	—	—	160,774
Issuance of common stock for stock options	—	—	2,054,911	3	9,971	—	—	9,974
ESPP Expense	—	—	—	—	609	—	—	609
Stock compensation expense - options and restricted stock	—	—	—	—	9,386	—	—	9,386
Net income	—	—	—	—	—	—	8,006	8,006
Balance, December 31, 2019	—	—	104,781,236	$105	$520,278	$(1,618)	$(11,357)	$507,408
See notes to Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,006	$2,640	$(396)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,346	15,804	15,596
Loss on disposal of assets	472	404	253
Loss on debt extinguishment	1,018	—	—
Loss on sale of business	—	—	1,058
Amortization of intangibles	9,925	5,928	6,995
Amortization of debt issue costs	390	542	440
Non-cash stock based compensation	10,000	6,955	6,441
Non-cash operating lease expense	5,635	—	—
Changes in assets and liabilities, net:
Accounts receivable, net	(17,301)	209	(5,594)
Inventories	(5,754)	734	(1,423)
Prepaid assets	(234)	(482)	(372)
Other assets	(133)	(1,352)	(475)
Accounts payable, accrued and other liabilities	(9,001)	13,404	(4,486)
Net cash provided by operating activities	23,369	44,786	18,037
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(20,029)	(14,310)	(13,690)
Acquisition, net of cash acquired	399	(125,377)	—
Net cash used in investing activities	(19,630)	(139,687)	(13,690)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances on revolving credit facility	—	15,000	2,496
Repayment of revolving credit facility	(5,000)	(35,400)	—
Redemption of preferred stock	—	(50,096)	—
Repayment of equipment and other loans	(7,201)	(6,563)	(5,424)
Proceeds from term loan	100,000	30,000	—
Repayment of term loan	(99,250)	(4,500)	(3,753)
Payments of debt issue costs	(1,059)	(576)	—
Issuance of common stock, net	11,202	9,023	2,586
Proceeds from equity offering, net	160,774	135,071	—
Net cash provided by (used in) financing activities	159,466	91,959	(4,095)
Effects of foreign exchange rate changes on cash and cash equivalents	—	(68)	44
Net change in cash and cash equivalents	163,205	(3,010)	296
Cash and cash equivalent, beginning of year	9,811	12,821	12,525
Cash and cash equivalents, end of year	$173,016	$9,811	$12,821

Supplemental disclosure of cash flow information:
Interest paid	$4,775	$6,511	$5,155
Income taxes paid (refunded), net	$319	$(31)	$284
Supplemental disclosure of non-cash investing and financing information:
Fair value of common stock issued to fund acquisition	$—	$13,243	$—
Fair value of common stock issued to fund purchase of customer list	$—	$—	$4,095
Working capital adjustment related to acquisition	$1,977	$—	$—
Equipment acquired under financing obligations	$4,283	$7,569	$5,728
Property and equipment included in accounts payable	$1,034	$660	$495

See notes to Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Nature of Business and Basis of Presentation
NeoGenomics, Inc., a Nevada corporation (the “Parent”, “Company”, “NeoGenomics”, “we” or “our”), and its subsidiaries operates as a certified high complexity clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended, and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories as well as providing clinical trial services to pharmaceutical firms.
The accompanying Consolidated Financial Statements include the accounts of the Parent, all subsidiaries, and the accounts of any variable interest entities where the Company has determined it is the primary beneficiary. All intercompany accounts and balances have been eliminated in consolidation.
Segment Reporting
The Company reports its activities in two operating segments; the Clinical Services segment and the Pharma Services segment. These reportable segments deliver testing services to hospitals, pathologists, oncologists, clinicians, pharmaceutical firms and researchers and represent 100% of the Company’s consolidated assets, net revenues and net income for each of the three years ended December 31, 2019, 2018 and 2017, respectively. For further financial information about these segments, see Note R, Segment Information.
Reclassifications
Certain immaterial reclassifications have been made to the prior period financial statements to conform to the current period presentation. For further details regarding the impact of these new accounting standards see Note B, Summary of Significant Accounting Policies.
Immaterial Restatement and Reclassification
Subsequent to the issuance of the December 31, 2018 Consolidated Financial Statements, during the third quarter of 2019 the Company identified that the gain on redemption of preferred stock for the year ended December 31, 2018 of $9.1 million was incorrectly presented as a loss on redemption with an offsetting decrease to additional paid in capital in the Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity. As a result, the Company has revised the presentation of the impact of the redemption on the carrying value of the preferred stock in the Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity for the year ended December 31, 2018. There was no impact to the beginning and ending balances of preferred stock as a result of this error.
In addition, the Company identified that it has historically incorrectly classified deemed dividends, amortization of the beneficial conversion feature (“BCF”) and redemption value measurement adjustments on preferred stock as adjustments to its accumulated deficit. As a result, the Company has corrected the historical presentation of all amounts of deemed dividends, amortization of BCF and redemption value measurement adjustments for the years prior to December 31, 2016 as a cumulative reduction of additional paid-in capital as of December 31, 2016 and other applicable periods as further disclosed within the table below.
The adjustments to correct for these errors have no impact to the previously reported Consolidated Statements of Operations, comprehensive income, or cash flows. The adjustments to correct for these errors also have no impact to total preferred stock or total stockholders’ equity as presented within the Consolidated Balance Sheets or Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity. Management has considered these errors from a qualitative and quantitative perspective and believes the impact of these errors is not material to previously issued Consolidated Financial Statements. The Company has restated its accompanying Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity and Consolidated Balance Sheets to correct for these immaterial errors for the applicable periods presented in this Form 10-K.
Additionally, the Company made certain other presentation reclassifications to previously reported information related to the redemption of preferred stock in June 2018, including reclassifying $21.3 million of deemed dividends on preferred stock and amortization of beneficial conversion feature to redemption of Series A preferred stock within additional paid-in capital in the accompanying Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity for the year ended December 31, 2018. Such presentation reclassifications have no impact to total additional paid-in capital for any period.
The following table shows the amounts of additional paid-in capital, accumulated deficit, deemed dividends on preferred stock and amortization of BCF, and gain on redemption of preferred stock for the applicable periods, as previously reported and as corrected in the Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity and Consolidated Balance Sheets (in thousands):

Table of Contents	NEOGENOMICS, INC.

	As Previously Reported		As Corrected
	Additional Paid-in Capital	Accumulated Deficit	Additional Paid-in Capital	Accumulated Deficit

Balance at December 31, 2016	$216,104	$(53,867)	$191,308	$(29,071)
Deemed dividends on preferred stock and amortization of beneficial conversion feature	805	(10,547)	(9,742)	—
Balance at December 31, 2017	230,030	(58,422)	194,687	(23,079)
Deemed dividends on preferred stock and amortization of beneficial conversion feature*	419	(5,627)	(5,208)	—
Gain on redemption of preferred stock	—	9,075	9,075	—
Balance at December 31, 2018	372,186	(51,258)	340,291	(19,363)

*The deemed dividends on preferred stock and amortization of beneficial conversion feature within additional paid-in capital as previously reported as shown here reflects a $21.3 million reclassification to the redemption of Series A preferred stock within additional paid-in capital. As discussed above, such presentation reclassifications have no impact to total paid-in capital for any period.
The following table shows the amounts of the redemption of preferred stock, deemed dividends on preferred stock and amortization of BCF, and gain on redemption of preferred stock for the applicable periods, as previously reported and as currently reported in the Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (in thousands):

	As Previously Reported			As Currently Reported
	Series A Redeemable Convertible Preferred Stock	Immaterial Correction of an Error	Reclassification	Series A Redeemable Convertible Preferred Stock
Balance at December 31, 2017	$32,615	$—	$—	$32,615
Redemption of Series A Preferred Stock	(50,096)	—	12,273	(37,823)
Deemed dividends on preferred stock and amortization of beneficial conversion feature	8,406	18,150	(21,348)	5,208
Gain on redemption of preferred stock	9,075	(18,150)	9,075	—
Balance at December 31, 2018	$—	$—	$—	$—

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
Revenue Recognition
Clinical Services
The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent. The performance obligation is satisfied and revenues are recognized at the point in time the diagnostic services have been performed and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including Medicare, commercial insurance companies, other directly billed healthcare institutions such as hospitals and clinics, and individuals. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience and other anticipated adjustments,

Table of Contents	NEOGENOMICS, INC.
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
Amounts collected for services provided in advance of revenue being earned are deferred as contract liabilities. The associated revenue is recognized and the contract liability is reduced as the contracted services are subsequently earned. Contract assets are established for revenue that has been recognized but not yet billed. These contract assets are reduced once the customer is invoiced and a corresponding account receivable is recorded. Additionally, certain costs to obtain contracts, primarily for sales commissions, are capitalized when incurred and are amortized over the term of the contract. Amounts capitalized for contracts with an initial contract term of twelve months or less are classified as current assets and all others are classified as non-current assets. Contract assets are included in other current assets and other assets on the Consolidated Balance Sheets.
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
Shipping Costs
The Company has expenses related to shipping specimens to our facilities for testing, including costs incurred for contract couriers, commercial airline flights and FedEx charges. We also incur expenses returning samples and slides to our customers. We had approximately $14.2 million, $9.8 million and $10.8 million in shipping expenses for the years ended December 31, 2019, 2018 and 2017, respectively. These costs were expensed as fulfillment costs and included in our cost of revenue.
Advertising Costs
Advertising costs are expensed at the time they are incurred and are deemed immaterial for the years ended December 31, 2019, 2018 and 2017.
Research and Development
In 2019, we made significant investments in research and development, including substantial upgrades to our next-generation sequencing offering and capabilities. Research and development (“R&D”) costs are expensed as incurred. R&D expenses consist of payroll and payroll related costs, laboratory supplies, and costs for samples to complete validation studies. These expenses are primarily incurred to develop new genetic tests.

Table of Contents	NEOGENOMICS, INC.
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
For Pharma Services, the Company negotiates billing schedules and payment terms on a contract-by-contract basis which can include payments based on certain milestones being achieved. Receivables are generally reported over time based on the number of units completed, which generally aligns with the progress of the Company towards fulfilling its obligations under the contract.
Cash and cash equivalents
We consider all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, including our revolving credit facility are considered reasonable estimates of their respective fair values due to their short-term nature. The Company maintains its cash and cash equivalents with financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2019, its concentration of credit risk related to cash and cash equivalents was not significant. The carrying values of the Company’s long-term financing obligations and term loan approximate their fair value based on the current market conditions for similar instruments. In December of 2016 and June of 2018, the Company entered into interest rate swap agreements. See Note I, Derivative Instruments and Hedging Activities for additional discussion.
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
Other Current Assets
As of December 31, 2019 and 2018, other current assets consist primarily of pharma contract assets, capitalized commissions and non-trade receivables.
Property and Equipment, net
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements and property and equipment under capital leases are amortized over the shorter of the related lease terms or their estimated useful lives. Costs incurred in connection with the development of internal-use software are capitalized in accordance with the accounting standard for internal-use software, and are amortized over the expected useful life of the software, generally 2-10 years. We perform a fair value assessment on property and equipment acquired in a business combination and record the fair value as the cost basis for those assets.

Table of Contents	NEOGENOMICS, INC.
The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income (loss) from operations. Repairs and maintenance costs are expensed as incurred and are included in general and administrative expenses.
Intangible Assets
Intangible assets with determinable useful lives are recorded at acquired fair value or cost, less accumulated amortization. Each intangible asset is amortized over its estimated useful life using the straight-line method. We periodically review the estimated pattern in which the economic benefits will be consumed and adjust the amortization period and pattern to match our estimate. Intangible assets with indefinite useful lives are recorded at fair value or cost and not amortized but tested annually for impairment. There were no impairment losses related to intangible assets with indefinite useful lives for the years ended December 31, 2019 and 2018.
At December 31, 2019 and 2018, the Company’s intangible assets were comprised of customer relationships, trademarks, and trade names.
Goodwill
The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management performs a quantitative goodwill impairment test. The quantitative analysis is performed by comparing the fair value of the reporting unit to its carrying value. If the carrying value is greater than our estimate of fair value, an impairment loss will be recognized for the amount in which the carrying amount exceeds the reporting unit's fair value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. The Company’s evaluation of goodwill resulted in no impairment losses for the years ended December 31, 2019 and 2018.
Recoverability and Impairment of Long-Lived Assets
The Company reviews the recoverability of its long-lived assets (including definite-lived intangible assets) if events or changes in circumstances indicate the assets may be impaired. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. No impairment losses were recognized in the years ended December 31, 2019, 2018 or 2017.
Debt Issuance Costs
We record debt issuance costs related to our term loan as direct deductions from the carrying amount of the term loan. The costs are amortized to interest expense over the life of the debt using the effective interest method. Debt issuance costs relating to line of credit arrangements are recorded as assets and amortized over the term of the credit arrangement regardless of whether any outstanding borrowing exists.
Derivative Instruments and Hedging Activities
The Company uses derivative instruments to manage risks related to interest expense. We account for derivatives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability and measured at fair value. Additionally, changes in the derivative’s fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. For further information on derivative instruments and hedging activities, see Note I, Derivative Instruments and Hedging Activities.
Series A Redeemable Convertible Preferred Stock
The Company classified its Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) as temporary equity on the Consolidated Balance Sheets due to certain deemed liquidation events that were outside the Company’s control. We evaluated our Series A Preferred Stock upon issuance in order to determine classification as to permanent or temporary equity and whether or not the instrument contains an embedded derivative that requires bifurcation. This analysis followed the whole

Table of Contents	NEOGENOMICS, INC.
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
Beneficial Conversion Feature
The issuance of the Company’s Series A Preferred Stock generated a BCF, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series A Preferred Stock. NeoGenomics accreted the discount from the date of issuance through the earliest conversion date, which was three years. Accretion expense was recognized as dividend equivalents. On June 25, 2018, the Company redeemed the remaining outstanding Series A Preferred Stock. For further information on the redemption, see Note J, Class A Redeemable Convertible Preferred Stock.
Income Taxes
We compute income taxes in accordance with FASB ASC Topic 740, Income Taxes, under which deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods and lives for property and equipment, recognition of bad debts, compensation related expenses and various other expenses that have been allowed for or accrued for financial statement purposes but are not currently deductible for income tax purposes.
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
We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying Consolidated Balance Sheets. During the year ended December 31, 2019 we had an insignificant amount on our Consolidated Balance Sheets related to uncertain tax positions including a provision for interest and penalties related to such positions. During the year ended December 31, 2018, we had an uncertain tax position related to the deductibility of certain accrued compensation. During the year ended December 31, 2017, we do not believe we had any significant uncertain tax positions. We do not expect a significant change in our uncertain tax positions in the next 12 months.

Stock-Based Compensation
We measure compensation expense for stock-based awards to employees, non-employee contracted physicians, and directors based upon the awards’ initial grant-date fair value. The estimated grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method.
We estimate the fair value of stock options using a trinomial lattice model. This model is affected by our stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the option, expected risk-free interest rate the expected volatility of our common stock, and expected dividend yield, each of which is more fully described below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.
Expected Term: The expected term of an option is the period of time that the option is expected to be outstanding. The average expected term is determined using a trinomial lattice simulation model.

Table of Contents	NEOGENOMICS, INC.
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
Tax Effects of Stock-Based Compensation
We will only recognize a tax benefit from windfall tax deductions for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. Excess tax benefits and tax deficiencies for share-based payment awards are recorded within income tax expense in the Consolidated Statements of Operations, rather than directly to additional paid-in capital.
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
Recently Adopted Accounting Guidance
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”). Topic 842 supersedes the lease requirements in FASB ASC 840, Leases (Topic 840). Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most operating leases and provide enhanced disclosures.
The Company adopted Topic 842 on January 1, 2019 using the modified retrospective method and using the optional transition method to apply the new lease accounting standard as of January 1, 2019, rather than as of the earliest period presented. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) assets of $9.7 million and corresponding operating lease liabilities of $10.1 million upon adoption. The adoption did not materially impact the Company’s Consolidated Statements of Operations or Cash Flows. Refer to Note D, Leases, for further details regarding the impact of the adoption of Topic 842 and other information related to the Company’s lease portfolio.
In May 2014, the FASB issued ASU 2014-09, which amends FASB Accounting Standards Codification by creating Topic 606, Revenues from Contracts with Customers (“ASC 606”). This standard update calls for a number of revisions in the revenue recognition rules. The Company adopted this ASU on January 1, 2018 using a full retrospective method of adoption. Under this method, the Company has restated its results for each prior reporting period presented as if ASC 606 had been effective for those periods.
The adoption of this standard required us to implement new revenue policies, procedures and internal controls related to revenue recognition. In addition, the adoption resulted in enhanced financial statement disclosures surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. For further details, see Note C, Revenue Recognition.
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

Table of Contents	NEOGENOMICS, INC.
606, we reported a material cumulative reduction in clinical revenue from previously reported periods and a similar reduction in general and administrative expenses.

Pharma Services Revenue
The adoption of ASC 606 also resulted in changes to the timing of revenue recognition related to Pharma Services contracts as certain individual deliverables such as study setup fees, for which revenue was previously recognized in the period when the deliverables were completed and invoiced, are recognized over the remaining performance period under the new standard. Additionally, certain costs to obtain contracts, primarily for sales commissions, are capitalized when incurred and are amortized over the term of the contract. Under ASC 606, the Company is required to make estimates of the total transaction price per contract, including estimates of variable consideration and the number of performance obligations, and recognize the estimated amount as revenue as it transfers control of the product or performance obligations to its customers. The estimation of total transaction price, number of performance obligations, variable consideration and the application of the related constraint, was not required under previous GAAP and requires the use of significant management judgment and estimates. The Company elected certain practical expedients as allowed under the standard including the following: contracts that began and ended within the same annual reporting period were not restated; contracts with variable consideration were estimated using the transaction price at the date the contract was completed; contract modifications that occurred prior to the earliest reporting period have not been retrospectively restated but have rather been reflected as an aggregate adjustment in the earliest reporting period. The cumulative effect of this standard did not result in a material change to our Pharma Services revenue.
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

Accounting Pronouncements Pending Adoption
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs should be presented as a prepaid asset on the balance sheet and expensed over the term of the hosting arrangement. The standard was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The Company will adopt this pronouncement as of January 1, 2020. We currently do not expect the adoption to have a material impact on our Consolidated Financial Statements.
In August 2018, the FASB also issued ASU 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. This update was effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Certain provisions of ASU 2018-13 must be adopted retrospectively, while others must be adopted prospectively. The Company will adopt this pronouncement as of January 1, 2020. We currently do not expect the adoption to have a material impact on our Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The standard, effective January 1, 2020 for public business entities for annual periods beginning after December 15, 2019, and interim periods within those years, requires the use of forward-looking expected credit loss models based on historical experience, current economic conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. It also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard required a modified retrospective approach with a cumulative effect adjustment to retained earnings. The Company adopted and applied the standard as of January 1, 2020. Based on management’s analysis, Topic 326 is applicable to the Company’s trade receivables as well as contract assets recognized within the Pharma Services segment. An assessment was performed on

Table of Contents	NEOGENOMICS, INC.
historical trends, current economic conditions, supportable forecasts, and customer and credit risks. The adoption of Topic 326 is not expected to have a material impact on the Company’s Consolidated Financial Statements and disclosures.

Note C – Revenue Recognition
The Company has two operating segments for which it recognizes revenue; Clinical Services and Pharma Services. The Clinical Services segment provides various clinical testing services to community-based pathology practices, hospital pathology labs and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and patients. The Pharma Services segment supports pharmaceutical firms in their drug development programs by providing testing services and data analytics for clinical trials and research
Clinical Services Revenue
The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent. The performance obligation is satisfied and revenues are recognized once the diagnostic services have been performed and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including client direct billing, commercial insurance, Medicare and other government payers, and patients. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience and other anticipated adjustments, including anticipated payer denials. Collection of consideration the Company expects to receive typically occurs within 30 to 60 days of billing for commercial insurance, Medicare and other governmental and self-pay payers and within 60 to 90 days of billing for client payers.
Pharma Services Revenue
The Company’s Pharma Services segment generally enters into contracts with pharmaceutical customers as well as other Contract Research Organizations (“CROs”) to provide research and clinical trial services ranging in duration from one month to several years. The Company records revenue on a unit-of-service basis based on number of units completed and the total expected contract value. The total expected contract value is estimated based on historical experience of total contracted units compared to realized units as well as known factors on a specific contract-by-contract basis. Certain contracts include upfront fees, final settlement amounts or billing milestones that may not align with the completion of performance obligations. The value of these upfront fees or final settlement amounts is usually recognized over time based on the number of units completed, which aligns with the progress of the Company towards fulfilling its obligations under the contract.
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
Amounts collected in advance of services being provided are deferred as contract liabilities on the Consolidated Balance Sheets. The associated revenue is recognized and the contract liability is reduced as the contracted services are subsequently performed. Contract assets are established for revenue that has been recognized but not yet billed. These contract assets are reduced once the customer is invoiced and a corresponding receivable is recorded. Additionally, certain costs to obtain contracts, primarily for sales commissions, are capitalized when incurred and are amortized over the term of the contract. Amounts capitalized for contracts with an initial contract term of twelve months or less are classified as current assets. All others are classified as non-current assets.
Most contracts are terminable by the customer, either immediately or according to advance notice terms specified within the contracts. All contracts require payment of fees to the Company for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract.

The following table summarizes the values of contract assets, capitalized commissions and contract liabilities as of December 31, 2019 and December 31, 2018 (in thousands):

Table of Contents	NEOGENOMICS, INC.

	December 31, 2019	December 31, 2018
Current pharma contract assets (1)	$1,000	$86
Long-term pharma contract assets (2)	153	268
Total pharma contract assets	$1,153	$354

Current pharma capitalized commissions (1)	$133	$271
Long-term pharma capitalized commissions (2)	798	650
Total pharma capitalized commissions	$931	$921

Current pharma contract liabilities	$1,610	$927
Long-term pharma contract liabilities (3)	1,171	1,652
Total pharma contract liabilities	$2,781	$2,579

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
The increases in the contract assets for the period ended December 31, 2019 as compared to the balances at December 31, 2018 are driven by increases in the volume of Pharma contracts nearing completion. Total Pharma contract liabilities increased $0.2 million, or 8%, from December 31, 2018 while capitalized commissions were flat year-over-year. Revenue recognized for the year ended December 31, 2019 related to Pharma contract liabilities outstanding at the beginning of the period was $2.2 million. Amortization of capitalized commissions for the years ended December 31, 2019 and 2018 were $1.2 million and $1.0 million, respectively.
During the year ended December 31, 2019, we signed approximately $102 million in net new contracts bringing the total amount of signed contracts at year-end to $130.3 million, substantially all of which contain cancellation provisions. The Company applied the practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The unsatisfied existing performance obligations under long-term contracts as defined by ASC 606 differs from backlog in that these obligations do not include wholly unperformed contracts where the promised consideration is variable and/or the application of other practical expedients.

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
The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

Table of Contents	NEOGENOMICS, INC.

	December 31, 2019	December 31, 2018	December 31, 2017
Clinical Services:
Client direct billing	$212,703	$164,888	$147,726
Commercial Insurance	83,107	40,360	35,473
Medicare and Medicaid	64,745	35,566	29,493
Self-Pay	606	1,059	405
Total Clinical Services	361,161	241,873	213,097
Pharma Services:	47,669	34,868	27,154
Total Revenue	$408,830	$276,741	$240,251

Note D – Leases
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
The Company utilizes its incremental borrowing rate by lease term in order to calculate the present value of our future lease payments as the implicit rates in our leases are not readily determinable. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On January 1, 2019, the discount rate used for existing leases at adoption was determined based on the remaining lease term using available data as of that date. For new or renewed leases that started in 2019, the discount rate was determined using the incremental borrowing rate at lease commencement and based on the lease term.
Operating Leases
Operating lease costs represent fixed lease payments recognized on a straight-line basis over the lease term. Operating lease costs include an immaterial amount of variable lease costs, and are recorded in cost of revenue and general and administrative, sales and marketing and R&D expenses, depending on the nature of the leased asset.
As of December 31, 2019, the maturities of our operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (in thousands):

Table of Contents	NEOGENOMICS, INC.

Remaining Lease Payments
2020	$5,094
2021	5,648
2022	4,317
2023	4,246
2024	4,273
Thereafter	12,705
Total remaining lease payments	36,283
Less: imputed interest	(8,868)
Total operating lease liabilities	27,415
Less: current portion	(3,381)
Long-term operating lease liabilities	$24,034
Weighted-average remaining lease term (in years)	7.74
Weighted-average discount rate	6.5%
The following summarizes additional supplemental data related to our operating leases (in thousands):

For the Year Ended December 31, 2019
Operating lease costs	$6,060

For the Year Ended December 31, 2019
Right-of-use assets obtained in exchange for operating lease liabilities	$21,091
Cash paid for operating lease liabilities	$5,940

Lease contracts that have been executed but have not yet commenced are excluded from the tables above. In 2019, the Company entered into $50.3 million of contractually binding minimum lease payments for leases executed but not yet commenced. This amount primarily relates to the lease of the laboratory and headquarters facility in Fort Myers, Florida that is expected to commence in 2021. In addition to the minimum lease payments, the Company will pay $25.0 million relating to the construction of the underlying assets and $17.0 million in leasehold improvements. These amounts shall be placed into separate construction disbursement escrow accounts and will be initially classified as restricted cash on the Consolidated Balance Sheets. Disbursements to the landlord will take place from time to time to pay for the costs of the Landlord’s work. Construction of this facility has not yet commenced. The Company is not expected to control the underlying assets during the construction period and therefore is not considered the owner of the underlying assets for accounting purposes.
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year were as follows (in thousands):

Years ending December 31,
2019	$5,247
2020	2,798
2021	1,082
2022	453
2023	92
Thereafter	—
Total minimum lease payments	$9,672

Table of Contents	NEOGENOMICS, INC.
Note E – Property and Equipment, Net
Property and equipment consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018	Estimated Useful Lives in Years
Equipment	$49,633	$43,164	3-13
Building	7,400	7,400	40
Leasehold improvements	23,683	22,207	2-20
Furniture and fixtures	5,858	5,675	5-10
Computer hardware and office equipment	15,280	12,137	3-10
Computer software	20,806	14,341	2-10
Land	3,170	3,170	—
Assets not yet placed in service	7,167	2,921	—
Subtotal	132,997	111,015
Less: accumulated depreciation	(68,809)	(50,127)
Property and equipment, net	$64,188	$60,888

Depreciation expense on property and equipment in each period was as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Depreciation expense	$20,346	$15,804	$15,596

In our Consolidated Statements of Operations, we recorded depreciation as follows: $9.4 million, $8.2 million and $9.3 million was recorded in cost of revenue for the years ended December 31, 2019, 2018 and 2017, respectively, $10.8 million, $7.6 million and $6.2 million was recorded in general and administrative expenses for the years ended December 31, 2019, 2018 and 2017, respectively, and $0.1 million, $0, and $0.1 million was recorded in research and development expense for the years ended December 31, 2019, 2018 and 2017.

Note F – Acquisitions
On December 10, 2018 (“the Acquisition Date”), the Company acquired all of the issued and outstanding shares of common stock of Genesis Acquisition Holding Corp (“Genesis”), and its wholly owned subsidiary, Genoptix, Inc. (“Genoptix”, and collectively with its subsidiaries and Genesis, referred to herein as “Genoptix”), for a purchase price consisting of (i) cash consideration of approximately $127.0 million, which included an approximately $2.0 million estimated working capital adjustment and adjustments for estimated cash on hand of Genoptix on the Acquisition Date and (ii) 1.0 million shares of NeoGenomics’ common stock pursuant to the Agreement and Plan of Merger dated October 23, 2018 (the “Merger Agreement”).
Cartesian Medical Group, Inc. (“Cartesian”) is a California professional corporation that provided hematopathology and other pathology services to Genoptix as an independent contractor. Cartesian was consolidated into Genoptix as a variable interest entity. Subsequent to December 31, 2018, the professional services agreement between Genoptix and Cartesian was terminated and the Company entered into separate Medical Services agreements with the entities owned by the physicians who were previously employees of Cartesian. The termination of its agreement with Cartesian did not have an impact on its Consolidated Financial Statements.
The Company issued approximately 1.0 million shares of common stock as consideration for the acquisition of Genoptix. This common stock was issued as unregistered shares, which carried a minimum six-month holding period before such common stock could be sold to the public. We estimated the fair value of the common stock consideration using inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements. The key assumption in the fair value determination was a 5 percent discount due to lack of marketability of the common stock as a result of the restrictions imposed on the holder. The Acquisition Date fair value of common stock transferred is calculated below (in thousands, except share and per share amounts):

Table of Contents	NEOGENOMICS, INC.

Common Stock Valuation	Amount
Shares of common stock issued as consideration	1,000,000
$13.94
Value of common stock issued as consideration	$13,940
Issue discount due to lack of marketability	$(697)
Fair value of common stock at December 10, 2018	$13,243

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the Acquisition Date and measurement period and other adjustments recorded during 2019. Included in the measurement period and other adjustments is a $2.4 million working capital adjustment to the original cash consideration, as defined within the Merger Agreement, of which $0.4 million was received in cash with the remainder received as a return of common stock. The Company has finalized its valuation of certain assets and liabilities.

The acquisition fair values below are presented as of December 10, 2018 (in thousands):

	December 10, 2018 (As Initially Reported)	Measurement Period and Other Adjustments	December 10, 2018 (As Adjusted)
Current assets	$22,172	$2,765	$24,937
Property and equipment	21,029	(428)	20,601
Identifiable intangible assets	71,792	(3,463)	68,329
Goodwill	50,873	709	51,582
Long-term assets	170	—	170
Total assets acquired	$166,036	$(417)	$165,619
Current liabilities	(10,769)	(1,430)	(12,199)
Long-term liabilities (1)	(15,265)	1,847	(13,418)
Net assets acquired	$140,002	$—	$140,002

(1) Includes $14.7 million and $12.9 million as initially reported and as adjusted, respectively, in deferred tax liabilities associated with tangible and intangible assets acquired.

Of the $68.3 million of acquired intangible assets, $54.2 million was assigned to customer relationships which are being amortized over fifteen years, $0.7 million was assigned to the Genoptix trade name which is being amortized over one year, and $13.4 million was assigned to trade marks which are assigned as indefinite-lived assets.
The goodwill arising from the acquisition of Genoptix includes revenue synergies as a result of our existing customers and Genoptix’ customers having access to each other’s testing menus and capabilities and also from the new product lines which Genoptix adds to the Company’s product portfolio, including the use of COMPASS and CHART trademarks. None of the goodwill is expected to be deductible for income tax purposes. The fair value of accounts receivable acquired is approximately $16.6 million, net of a $1.5 million fair value adjustment.
The following unaudited pro forma information (in thousands) has been provided for illustrative purposes only and is not necessarily indicative of results that would have occurred had the acquisition of Genoptix occurred on January 1, 2018, nor are they necessarily indicative of future results.

For the Year Ended December 31, 2018 (unaudited)
Revenue	$367,988
Net loss	$(1,999)
Net income available to common stockholders	$1,401

The following unaudited pro forma information (in thousands) has been provided for illustrative purposes only and is not necessarily indicative of results that would have occurred had the Acquisition been in effect since January 1, 2017, nor are they necessarily indicative of future results.

Table of Contents	NEOGENOMICS, INC.

	For the Years ended December 31, (unaudited)
	2018	2017
Revenue	$367,988	$356,711
Net income (loss) attributable to common stockholders	1,401	(42,930)
Income (loss) per share	$0.02	$(0.53)
Basic	85,618	80,426
Diluted	91,568	80,426

The unaudited pro forma consolidated results during the year ended December 31, 2018 and 2017 have been prepared by adjusting our historical results to include the acquisition of Genoptix as if it occurred on January 1, 2017. These unaudited pro forma consolidated historical results were then adjusted for the following:

•Adjustments to reflect amortization expense associated with the acquired assets, partially offset by the elimination of the amortization and depreciation expense associated with Genoptix historical assets.
•Remove interest expense under the Credit Facilities as the Company has paid cash for the acquisition of Genoptix and has paid all outstanding debt balances of Genoptix.

As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Note G – Goodwill and Intangible Assets
As a result of the acquisition of Genoptix in December of 2018, we recorded $51.6 million in goodwill, including amounts for measurement period and other adjustments. Refer to Note F, Acquisitions, for more information regarding the Genoptix acquisition.

The following table summarizes the changes in goodwill for the years ended December 31, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2019	2018
Balance, beginning of year	$197,892	$147,019
Goodwill acquired	—	50,873
Purchase price adjustment	709	—
Balance, end of year	$198,601	$197,892

The following table summarizes the allocation of goodwill by segment for the years ended December 31, 2019 and 2018 (in thousands):

	Clinical Services 2019	Pharma Services 2019	Total 2019	Clinical Services 2018	Pharma Services 2018	Total 2018
Goodwill	$179,534	$19,067	$198,601	$178,825	$19,067	$197,892

Table of Contents	NEOGENOMICS, INC.
Intangible assets consisted of the following (in thousands):

		December 31, 2019
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Names	12-24 months	$3,679	$3,679	$—
Non-Compete Agreement	24 months	27	27	—
Customer Relationships	180 months	139,271	26,078	113,193
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$156,424	$29,784	$126,640

		December 31, 2018
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	12-24 months	$3,675	$3,042	$633
Non-Compete Agreement	24 months	27	18	9
Customer Relationships	180 months	141,626	16,798	124,828
Trademark - Indefinite lived	—	14,559	—	14,559
Total		$159,887	$19,858	$140,029

The Company recorded amortization expense of intangible assets in the Consolidated Statements of Operations as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Amortization of intangible assets	$9,925	$5,928	$6,995

The Company records amortization expense as a general and administrative expense.
The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2019 is as follows (in thousands):

For the Years Ending December 31,	As of December 31,
2020	$9,285
2021	9,285
2022	9,285
2023	9,285
2024	9,285
Thereafter	66,768
Total	$113,193

Table of Contents	NEOGENOMICS, INC.
Note H – Debt
The following table summarizes the long term debt, net at December 31, 2019 and 2018 (in thousands):

	2019	2018
Term loan	$97,500	$96,750
Revolving credit facility	—	5,000
Financing obligations	8,631	11,548
Total debt	$106,131	$113,298
Less: Unamortized debt issuance costs	(671)	(997)
Less: Current portion of term loan and financing obligations	(10,432)	(14,171)
Total long-term debt, net	$95,028	$98,130

The carrying value of the Company’s long-term financing obligations and term debt approximates its fair value based on the current market conditions for similar instruments.
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
Borrowings under the New Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) the Adjusted LIBOR rate for the relevant interest period, as defined within the agreement (2) an alternate base rate determined by reference to the greatest of (a) the federal funds rate for the relevant interest period plus 0.5% per annum, (b) the prime lending rate of PNC and (c) the daily LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin will range from 1.25% to 2.25% for LIBOR loans and 0.25% to 1.25% for base rate loans, in each case based on NeoGenomics’ consolidated leverage ratio, (“Consolidated Leverage Ratio”). Interest on borrowings under the New Credit Agreement is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. The Company has previously entered into interest rate swap agreements to hedge against changes in the variable rate for a portion of our long term debt. See Note I, Derivative Instruments and Hedging Activities, for more information on these instruments.
The Revolving Credit Facility includes a $10.0 million swing loan sublimit, with swing loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Revolving Credit Facility is due and payable on June 27, 2024 or such earlier date as the obligations under the New Credit Agreement become due and payable pursuant to the terms of the New Credit Agreement. No amounts were outstanding under the Revolving Credit Facility as of December 31, 2019.
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
On December 31, 2019, the Company had current outstanding borrowings under the Term Loan Facility of approximately $5.0 million, and long-term outstanding borrowings of approximately $91.8 million, net of unamortized debt issuance costs of $0.7 million. These costs were recorded as a reduction in the carrying amount of the related liability and are being amortized over the life of the loan.
In addition to paying interest on outstanding principal under the New Credit Agreement, the Company is required to pay a commitment fee in respect of the unutilized portion of the commitments under the Revolving Credit Facility and the Delayed Draw Term Loan. The commitment fee rate will initially be 0.25% per annum, and, beginning in the fourth quarter of 2019, and will range from 0.15% to 0.35% depending on NeoGenomics’ Consolidated Leverage Ratio. The Company will also pay customary letter of credit and agency fees.
The Term Loan Facility contains various covenants including incurring certain indebtedness; ability to incur liens and encumbrances; make certain restricted payments, including paying dividends on its equity securities or payments to redeem,

Table of Contents	NEOGENOMICS, INC.
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
The Term Loan Facility requires the Company to mandatorily prepay the Term Loan Facility and amounts borrowed under the Revolving Credit Facility with (i) 100.0% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, and (ii) 100.0% of net cash proceeds from certain issuances or incurrences of additional debt.
Prior Financing Agreement
Simultaneous with entering into the New Credit Agreement on June 27, 2019, the Company terminated its prior financing agreement and repaid all outstanding amounts owed thereunder.
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
At December 31, 2018, the Company had current outstanding borrowings under the Prior Term Loan Facility, as amended, of approximately $7.9 million, and long-term outstanding borrowings of approximately $88.9 million, net of unamortized debt issuance costs of $1.0 million. At December 31, 2018 the Company had $5.0 million outstanding related to the Prior Revolving Credit Facility. The Prior Term Loan Facility and Prior Revolving Credit Facility were terminated on June 27, 2019. In association with the early termination of debt, the Company incurred a loss on the extinguishment of debt of $1.0 million.
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
The Prior Revolving Credit Facility included a $10.0 million swing loan sublimit, with swingline loans bearing interest at an alternate base rate plus the applicable margin, as defined in the Agreement.
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
The Amendment required the Company to mandatorily prepay the Prior Term Loan Facility and amounts borrowed under the Prior Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt, (iii) beginning with the fiscal year ended December 31, 2018, 75% of consolidated excess cash flow (as defined) if the Company’s consolidated leverage ratio was greater than or equal to 3.25:1.0 or 50% of consolidated excess cash flow (as defined) if the Company’s consolidated leverage ratio was less than or equal to 3.25:1.0 but greater than or equal to 2.75:1.0 and (iv) 100% of net cash proceeds from issuances of permitted equity securities by the Company made in order to cure a failure to comply with the financial covenants.
Financing Obligations
The Company has entered into financing obligations with various banks for the purchase of laboratory equipment, office equipment and leasehold improvements. These assets are included as part of property, plant and equipment and related depreciation is included in depreciation expense. The obligations mature at various dates through 2022 and the weighted average interest rate under such loans was approximately 4.64% as of December 31, 2019 and 4.56% as of December 31, 2018. The Company’s obligations under these contracts are collateralized by the equipment purchased.

Table of Contents	NEOGENOMICS, INC.
Maturities of Long-Term Debt
Maturities of long-term debt at December 31, 2019 are summarized as follows (in thousands):

	Term Loan	Financing Obligations	Total Long-Term Debt
2020	$5,000	$5,432	$10,432
2021	6,250	2,662	8,912
2022	7,500	537	8,037
2023	8,750	—	8,750
2024	70,000	—	70,000
Total Debt	97,500	8,631	106,131
Less: Debt issuance costs	(671)	—	(671)
Less: Current portion of long-term debt	(5,000)	(5,432)	(10,432)
Total long-term debt, net	$91,829	$3,199	$95,028

Note I – Derivative Instruments and Hedging Activities
Cash Flow Hedges
In December of 2016 and June of 2018, the Company entered into interest rate swap agreements to reduce the Company’s exposure to interest rate fluctuations on the Company’s variable rate debt obligations. On December 31, 2019, the interest rate swap agreement entered into in December of 2016 matured. Upon maturity, no gains or losses on the derivative instrument were reclassified from AOCI to earnings. Concurrently, the notional amount of the interest rate swap agreement entered into in June of 2018 increased from $20 million to $70 million with no change in the terms of the agreement.
These derivative financial instruments are accounted for at fair value as cash flow hedges, which effectively modifies the Company’s exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate obligation, thus reducing the impact of interest rate changes on future interest expense. We account for derivatives in accordance with ASC Topic 815. See Note B for more information on our accounting policy related to derivative instruments and hedging activities. The fair value measurements of the Company’s interest rate swaps are classified within Level 2 of the fair value hierarchy.
Under the hedging agreement outstanding as of December 31, 2019, the Company receives a variable rate of interest based on LIBOR and we pay a fixed rate of interest. The following table summarizes the interest rate swap agreement.

June 2018 Hedge
Notional Amount	$70 million
Effective Date	June 29, 2018
Index	One month LIBOR
Maturity	December 31, 2021
Fixed Rate	2.98%

The fair value of the interest rate swaps are included in other assets or liabilities, when applicable. As of December 31, 2019 and December 31, 2018, the fair value of the derivative financial instruments included in other long-term assets were $0 and $0.5 million, respectively. As of December 31, 2019 and December 31, 2018, the fair value of the derivative financial instruments included in other long-term liabilities were $2.0 million and $0.9 million, respectively. Fair value adjustments are recorded as an adjustment to AOCI, except that any gains and losses on ineffectiveness of the interest rate swap would be recorded as an adjustment to other expense (income), net. Fair value adjustments will be reclassified to interest expense in the period during which the hedged transaction affects earnings, whether upon termination or maturity. Hedge effectiveness is assessed quarterly. The Company determined that the interest rate swap is highly effective and, thus, there is no impact to the Company’s Consolidated Statements of Operations from changes in fair value. Upon maturity or termination, gains or losses, if any, on this derivative instrument will be reclassified from AOCI to earnings. There were no amounts reclassified for gains or losses on derivative instruments during the years ended December 31, 2019 and 2018.

Table of Contents	NEOGENOMICS, INC.
Note J – Class A Redeemable Convertible Preferred Stock
On December 30, 2015, (“Original Issue Date”), the Company issued 14,666,667 shares of its Series A Preferred Stock as part of the consideration given to acquire all of the outstanding stock of Clarient Inc. The Series A Preferred Stock has a face value of $7.50 per share for a total liquidation value of $110.0 million.
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
On June 25, 2018, the Company redeemed the remaining outstanding Series A Preferred Stock for an aggregate redemption amount of $50.1 million, prior to consideration of any transaction related expenses. The shares were redeemed at $7.30 per share, representing the applicable 4.55% redemption discount on the original liquidation preference plus an additional $0.14 per share in respect of accrued and unpaid dividends for 2018. Following the redemption, no shares of Series A Preferred Stock remain outstanding.
The $9.1 million gain was calculated as the carrying value of the shares of preferred stock before the redemption of $37.8 million plus the amount of the BCF originally recorded with the redeemed shares of $21.3 million, as compared to the total consideration being paid, in this case the $50.1 million.

Issue Discount
The Company recorded the Series A Preferred Stock at a fair value of approximately $73.2 million, or $4.99 per share, on the Original Issue Date. The difference between the fair value of $73.2 million and the liquidation value of $110 million represents a discount of $36.8 million from the initial face value representing the impact the rights and features of the instrument had on the value to the Company. After the partial redemption, the Series A Preferred stock had a fair value of approximately $32.9 million, or $4.99 per share. The difference between the fair value of $32.9 million and the liquidation value of $49.5 million represented a discount of approximately $16.6 million.

Beneficial Conversion Features
The fair value of the common stock into which the Series A Preferred Stock was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the Original Issue Date and after the partial redemption in December of 2016 by approximately $44.7 million and $20.1 million, respectively, resulting in a BCF. The Company recognized the BCF as non-cash, deemed dividends to the holder of Series A Preferred Stock over the first three years the Series A Preferred Stock was outstanding, as the date the stock first became convertible was three years from the Original Issue Date. In addition to the BCF recorded at the Original Issue Date, we recorded additional BCF discounts for PIK shares accrued for the quarter ended March 31, 2018 as dividends.

Automatic Conversion
Absent an early redemption, each share of Series A Preferred Stock issued and outstanding as of the tenth anniversary of the Original Issue Date would have automatically converted into fully paid and non-assessable shares of common stock.

Note K – Income Taxes
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
Significant components of the provision for income taxes for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

Table of Contents	NEOGENOMICS, INC.

	2019	2018	2017
Current:
Federal	$(303)	$(448)	$(91)
State	290	126	14
Total Current (Benefit)	$(13)	$(322)	$(77)
Deferred:
Federal	$(3,409)	$1,070	$(2,359)
State	(939)	321	297
Foreign	—	115	(115)
Total Deferred Provision (Benefit)	$(4,348)	$1,506	$(2,177)
Total Tax Provision (Benefit)	$(4,361)	$1,184	$(2,254)

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Federal statutory tax rate	21.00%	21.00%	34.00%
State income taxes, net of federal income tax benefit	(19.47)%	11.01%	(4.96)%
Non-deductible expenses	7.49%	3.80%	(17.57)%
Compensation expense	(135.12)%	(12.52)%	(25.95)%
Transaction expenses	—%	7.09%	—%
Deferred revaluation for Tax Cuts and Jobs Act	—%	—%	116.24%
Adjustment due to adoption of Accounting Standards	—%	(13.84)%	—%
Deferred income tax adjustments	(10.98)%	—%	—%
Foreign Tax Rate Differential	—%	7.20%	(12.99)%
Other, net	(8.32)%	(1.21)%	(3.72)%
Valuation allowance	25.74%	8.44%	—%
Effective tax rate	(119.66)%	30.97%	85.05%
At December 31, 2019 and 2018, our current and non-current deferred income tax assets and liabilities consisted of the following (in thousands):

	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$1,401	$634
Accrued compensation	3,718	1,935
Other accruals	—	156
Other	571	502
Net operating loss carry-forwards	17,687	17,825
Nonqualified stock options and warrants	2,056	1,613
Operating lease liabilities	6,822	—
Gross deferred tax assets	32,255	22,665
Less: valuation allowance	(1,261)	(323)
Total deferred tax assets	30,994	22,342
Deferred tax liabilities:
Operating right-of-use assets	(6,422)	—
Accumulated depreciation and amortization	(40,138)	(44,799)
Total deferred tax liabilities	(46,560)	(44,799)
Net deferred income tax liability	$(15,566)	$(22,457)

At December 31, 2019, the Company has federal net operating loss carry forwards of approximately $67.7 million, foreign net operating loss carryforwards of $7.1 million and state net operating loss carry forwards of approximately $30.7 million. These

Table of Contents	NEOGENOMICS, INC.
net operating loss carry forwards will begin to expire in 2036 for federal tax, 2022 for state tax and 2024 for Switzerland tax purposes, if not utilized in future periods. The net operating loss carryforwards in Singapore do not expire. An ownership change of more than 50 percent could result in a limitation of the use of net operating loss carryforwards under IRC Section 382 and the regulations thereunder. Management believes it is more likely than not that a limitation under Section 382 would not impact the realizability of the federal and state net operating loss deferred tax assets.
Management assesses the recoverability of its deferred tax assets as of the end of each quarter, weighing all positive and negative evidence, and is required to establish and maintain a valuation allowance for these assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed. As of December 31, 2019, management determined that sufficient positive evidence did not exist to conclude that it is more likely than not that the Net Operating Losses incurred by the Company's Switzerland and Singapore operations would be utilized in future periods. Accordingly, management established a full valuation allowance of $1.3 million against the deferred tax assets generated by these two jurisdictions.
We file income tax returns in the U.S. as well as Singapore, Switzerland and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment. For federal and state purposes, we have open tax years ending December 31, 2015 to December 31, 2018. Our 2017 U.S. federal income tax filing is currently under examination by the IRS.
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
The following are our unrecognized tax benefits as of December 31, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2019	2018
Unrecognized tax benefits - January 1	$1,847	$—
Increases in prior year positions	27	632
Reversals of prior year positions	(1,215)	—
Increases in tax positions taken in current year	—	1,215
Statute expirations	(215)	—
Unrecognized tax benefits - December 31	$444	$1,847

The amount of unrecognized tax benefits at December 31, 2019, if recognized would favorably affect the Company's effective tax rate. These unrecognized tax benefits are classified as other long term liabilities in the Company’s Consolidated Balance Sheets. The interest and penalties related to the unrecognized tax benefit are $0.1 million. Interest and tax penalties related to unrecognized tax benefits are included in income tax expense.
The Company has received a temporary tax holiday in Switzerland as an incentive to locate and grow our operations. The tax holiday is for two consecutive 5-year periods beginning with the year ended December 31, 2017 and is dependent on meeting agreed upon employment and capital investment targets. The first 5-year period ends with the fiscal year ended December 31, 2021 and the second 5-year period, should our employment and capital investment targets be met end with the 2026 fiscal year. As the Switzerland operations have been in a tax loss position since inception, no financial benefits have been realized in 2018 or 2019 under the tax holiday.

Note L – Net Income (Loss) per Share
The following table provides the computation of basic and diluted net income (loss) per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except share and per share amounts):

Table of Contents	NEOGENOMICS, INC.

	For the Year Ended December 31,
	2019	2018	2017
Net income (loss)	$8,006	$2,640	$(396)
Deemed dividends on preferred stock and amortization of beneficial conversion feature	—	5,627	10,547
Gain on redemption of preferred stock	—	(9,075)	—
Net income (loss) available to common stockholders	$8,006	$6,088	$(10,943)

Basic weighted average common shares outstanding	100,470	85,618	79,426
Effect of potentially dilutive securities	3,145	5,950	—
Diluted weighted average shares outstanding	103,615	91,568	79,426
Basic net income (loss) per share attributable to common stockholders	$0.08	$0.07	$(0.14)
Diluted net income (loss) per share attributable to common stockholders	$0.08	$0.07	$(0.14)
For the years ended December 31, 2019, 2018 and 2017, 0.1 million, 0.3 million and 1.6 million options were excluded from the calculation of diluted earnings per share because the effect of including these potential shares was anti-dilutive. For periods in which the impact of contingently convertible Series A Preferred Stock was anti-dilutive, these shares were excluded from the calculation of diluted earnings per share.

Note M – Stock Based Compensation
Stock Option Plan
On May 25, 2017, the shareholders of the Company approved an amendment to the Equity Incentive Plan, originally effective as of October 14, 2003, and previously amended and restated and approved by the shareholders on December 21, 2015 (the “Amended Plan”). The Amended Plan allows for the award of equity incentives, including stock options, stock appreciation rights, restricted stock awards, stock bonus awards, deferred stock awards, and other stock-based awards to certain employees, directors, or officers of, or key non-employee advisers or consultants, including contracted physicians to the Company or its subsidiaries. The Amended Plan, provides that the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the Amended Plan is 18,650,000.
As of December 31, 2019 and 2018, stock options outstanding totaled 5.3 million and 6.8 million shares, respectively. As of December 31, 2019 and 2018, a total of approximately 2.3 million and 3.3 million shares, respectively, were available for future option and stock awards under the Amended Plan. Options typically expire after 5 or 7 years and generally vest over 3 or 4 years, but each grant’s expiration, vesting and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors.
The fair value of each stock option award granted during the years ended December 31, 2019, 2018 and 2017 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

	2019	2018	2017
Expected term (in years)	3.0 – 5.5	1.6 – 4.0	3.0 – 4.5
Risk-free interest rate (%)	2.4%	2.5%	1.5%
Expected volatility (%)	43.2%	43.0%	49.0%
Dividend yield (%)	0.0%	0.0%	0.0%
Weighted average fair value/share at grant date	$5.77	$2.80	$2.26

Table of Contents	NEOGENOMICS, INC.
The status of our stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	5,136,110	$5.76
Granted	2,119,498	7.60
Exercised	(565,569)	3.84
Forfeited	(347,513)	6.12
Outstanding at December 31, 2017	6,342,526	6.51
Granted	2,457,102	9.03
Exercised	(1,570,211)	5.48
Forfeited	(390,000)	7.15
Outstanding at December 31, 2018	6,839,417	7.63
Granted	969,720	19.70
Exercised	(2,309,451)	6.83
Forfeited	(180,927)	13.34
Outstanding at December 31, 2019	5,318,759	9.97
Exercisable at December 31, 2019	2,261,999	7.48

The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2019, as well as options granted, vested and forfeited during the year was as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	4,330,526	$2.67
Granted	969,720	5.77
Vested	(2,067,559)	2.67
Forfeited	(175,928)	4.09
Non-vested at December 31, 2019	3,056,759	3.60

The following table summarizes information about our options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
3.31 – 6.00	274,500	0.39	$4.84	274,500	0.39	$4.84
6.01 – 7.00	210,417	1.08	6.78	182,917	0.06	6.77
7.01 – 8.00	1,697,935	2.05	7.39	1,129,420	1.92	7.36
8.01 – 9.00	1,561,425	3.00	8.02	454,167	2.66	7.97
9.01 – 14.00	690,686	3.51	11.07	216,662	3.40	10.91
14.01 – 26.42	883,796	4.93	19.86	4,333	3.70	14.25
	5,318,759	2.87	9.97	2,261,999	1.96	7.48

As of December 31, 2019, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $102.5 million and the aggregate intrinsic value of currently exercisable stock options was approximately $49.2 million. The intrinsic value of each option share is the difference between the fair market value of NeoGenomics’ common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year

Table of Contents	NEOGENOMICS, INC.
and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $29.25 closing stock price of NeoGenomics Common Stock on December 31, 2019, the last trading day of 2019. The total number of in-the-money options outstanding and exercisable as of December 31, 2019 was approximately 2.3 million.
The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was approximately $35.3 million, $29.3 million and $2.8 million, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options was approximately $12.4 million, $8.6 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The total fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was approximately $5.6 million, $6.9 million and $4.8 million, respectively. The total fair value of option shares vested during the years ended December 31, 2019, 2018 and 2017 was approximately $5.5 million, $5.5 million and $3.6 million, respectively.
We recognize stock-based compensation expense using the straight-line basis over the awards’ requisite service periods. Stock compensation expense related to stock options for the years ended December 31, 2019, 2018 and 2017 was approximately $6.8 million, $5.4 million and $5.0 million, respectively. As of December 31, 2019, there was approximately $4.6 million of total unrecognized stock-based compensation cost related to non-vested stock options granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Employee Stock Purchase Plan
The Company sponsors an Employee Stock Purchase Plan (“ESPP”), under which eligible employees can purchase common stock at a 15% discount from the fair market value. Stock-based compensation expense related to the ESPP for the years ended December 31, 2019, 2018 and 2017 was approximately $0.6 million, $0.2 million and $0.1 million, respectively. Shares issued pursuant to this plan were 141,908, 113,503 and 108,599 for the years ended December 31, 2019, 2018 and 2017, respectively.
Restricted Stock Awards
The number and weighted average grant date fair values of restricted non-vested common stock at the beginning and end of 2019, 2018 and 2017, as well as stock awards granted, vested and forfeited during the year are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	137,244	$3.59
Granted in 2017	372,711	7.27
Vested in 2017	(182,744)	4.50
Forfeited in 2017	—	—
Nonvested at December 31, 2017	327,211	7.27
Granted in 2018	87,811	12.87
Vested in 2018	(119,180)	7.27
Forfeited in 2018	(13,334)	7.27
Nonvested at December 31, 2018	282,508	9.01
Granted in 2019	230,980	19.93
Vested in 2019	(115,711)	9.36
Forfeited in 2019	(62,479)	12.53
Nonvested at December 31, 2019	335,298	15.75

Stock compensation expense related to restricted stock for the years ended December 31, 2019, 2018 and 2017 was approximately $2.6 million, $1.3 million, and $1.3 million, respectively. As of December 31, 2019, there was approximately $2.9 million of total unrecognized stock-based compensation cost related to non-vested restricted stock granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Table of Contents	NEOGENOMICS, INC.
Note N – Commitments and Contingencies
Purchase Commitments
The Company has agreements in place to purchase a specified level of reagents from certain vendors. These purchase commitments expire at various dates through 2021. The purchase commitments as of December 31, 2019 are as follows (in thousands):

Years ending December 31,
2020	$7,360
2021	5,220
Total purchase commitments	$12,580
Financing Obligations
The Company has entered into loans with various banks to finance the purchase of laboratory equipment, office equipment and leasehold improvements. These loans mature at various dates through 2022 and the weighted average interest rate under such loans was approximately 4.64% as of December 31, 2019 and 4.56% as of December 31, 2018. See Note H, Debt, for further details on these obligations.
Legal Matters
The Company was involved in litigation with Health Discovery Corporation (“HDC”) regarding the use of certain licensed technology under a Master License Agreement (“MLA”) dated January 6, 2012 between the Company and HDC. An arbitration hearing took place in December 2018, where the Company vigorously defended its legal rights and remedies pertaining to this licensing dispute. On April 25, 2019, the American Arbitration Association’s Panel of Arbitrators issued their ruling which, in pertinent part, terminated the MLA, awarded $1.5 million to HDC in connection with the claims that SmartFlow infringes a valid patent and that internal use by NeoGenomics was subject to milestone and royalty payments, and awarded $5.1 million to HDC with respect to the claim of lack of development and commercialization of SVM-CYTO. All other claims by HDC were denied.
The Company paid $6.7 million to HDC related to this matter in June 2019. This payment settled all obligations of the Company in connection with this litigation. The Company no longer utilizes any HDC technology.

Note O – Related Party Transactions
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
On November 4, 2016, the Company amended and restated the Consulting Agreement with Mr. Jones (the “Amended and Restated Consulting Agreement”). The Amended and Restated Consulting Agreement has an initial term of November 4, 2016 through April 30, 2020, which automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. On May 6, 2019, the Company and Mr. Jones entered into a letter agreement to modify certain provisions of the Amended and Restated Consulting Agreement which modifications included, by mutual agreement of the parties, the following: automatic expiration of the Amended and Restated Consulting Agreement on April 30, 2020 unless the parties mutually agree to renew it in writing; a description of consulting services to be provided to the Company (the “Services”) with a target of up to 15 hours per month of working time and attention to the Company; a fixed monthly cash consulting fee in the amount of $5,000 per month for the provision of the Services; and continuation of health insurance coverage at the levels currently in effect. In addition, Mr. Jones relinquished the title of Executive Vice President effective as of April 4, 2019.
During the years ended December 31, 2019, 2018 and 2017, Mr. Jones earned approximately $93.0 thousand, $163.0 thousand and $242.0 thousand, respectively, for various consulting work performed and reimbursement of incurred expenses. Mr. Jones also earned approximately $0, $58.0 thousand and $31.9 thousand as payment of bonuses for the periods indicated above. During the years ended December 31, 2019, 2018 and 2017, Mr. Jones earned approximately $51.3 thousand, $50.0 thousand, and $50.0 thousand, respectively as compensation for his services on the Board.
The following table summarizes stock options and restricted stock granted to Mr. Jones during the years ended December 31, 2019, 2018 and 2017:

Table of Contents	NEOGENOMICS, INC.

Grant Date	Common Stock Shares Granted	Restricted Common Stock Shares Granted	Fair Value	Fair Value per Share	Grant Price
June 6, 2019	4,269	—	$34,762	$8.14	$22.52
June 6, 2019	—	3,419	$76,996	$22.52	$—
June 1, 2018	3,017	—	$11,284	$3.74	$11.60
June 1, 2018	—	6,897	$80,005	$11.60	$—
May 25, 2017	10,000	—	$24,700	$2.47	$7.27
May 25, 2017	—	8,667	$63,009	$7.27	$—

Note P – Retirement Plan
We maintain a defined-contribution 401(k) retirement plan covering substantially all employees (as defined). Our employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. Effective January 1, 2017 the Company matches 100% of every dollar contributed up to 3% of the respective employee’s compensation and an additional 50% of every dollar contributed on the next 2% of compensation (4% maximum Company match). We made matching contributions of approximately $4.4 million, $2.7 million and $2.5 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Note Q – Equity Transactions

Public Offering of Common Stock
In August 2018, the Company completed an offering of approximately 11.3 million shares of registered common stock, at a price of $12.75 per share, for gross proceeds of approximately $143.7 million. The Company received approximately $135.1 million in net proceeds after deducting underwriting fees of approximately $8.6 million.
In May 2019, the Company completed an offering of approximately 8.1 million shares of registered common stock, at a price of $21.25 per share, for gross proceeds of approximately $171.1 million. The Company received approximately $160.8 million in net proceeds after deducting underwriting fees of approximately $10.3 million.

Common Stock Issued for Acquisitions
As discussed in Note F, Acquisitions, the Company issued 1.0 million shares of restricted common stock as consideration for the acquisition of Genoptix in December of 2018. In the first quarter of 2019, the Company recorded a $2.4 million working capital adjustment to the original cash consideration, as defined within the Merger Agreement. In June 2019, the Company received the proceeds of the working capital adjustment as $0.4 million in cash with the remainder received as a return of 99,524 shares of common stock.

Table of Contents	NEOGENOMICS, INC.
Note R – Segment Information
We have two primary types of customers, Clinical and Pharma. Our Clinical customers include community based pathology practices, oncology groups, hospitals and academic centers. Our Pharma customers include pharmaceutical companies to whom we provide testing and other services to support their studies and clinical trials.
We have presented the financial information reviewed by the Chief Operating Decision Maker (“CODM”) including revenues, cost of revenue and gross profit for each of our operating segments. The segment information presented in these financial statements has been conformed to present segments on this revised basis for all prior periods. Balance sheet accounts are not presented at the segment level as that information is not used by the CODM.
The following table summarizes segment information for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	For the Years Ended December 31,
	2019	2018	2017
Net revenues:
Clinical Services	$361,161	$241,873	$213,097
Pharma Services	47,669	34,868	27,154
Total Revenue	408,830	276,741	240,251

Cost of revenue:
Clinical Services	185,612	128,297	121,785
Pharma Services	26,382	21,179	16,510
Total Cost of Revenue	211,994	149,476	138,295

Gross Profit:
Clinical Services	175,549	113,576	91,313
Pharma Services	21,287	13,689	10,643
Total Gross Profit	196,836	127,265	101,956

Operating expenses:
General and administrative	127,993	84,822	70,359
Research and development	8,487	3,001	3,636
Sales and marketing	47,350	29,402	24,001
Loss on sale of Path Logic	—	—	1,058
Total operating expenses	183,830	117,225	99,054
Income from Operations	13,006	10,040	2,902
Interest expense, net	3,713	6,230	5,540
Other expense (income), net	4,630	(14)	12
Loss on extinguishment of debt	1,018	—	—
Income (loss) before taxes	3,645	3,824	(2,650)
Income tax (benefit) expense	(4,361)	1,184	(2,254)
Net income (loss)	$8,006	$2,640	$(396)

Table of Contents	NEOGENOMICS, INC.
Note S – Quarterly Financial Data (Unaudited)
Supplementary Data
Selected Quarterly Financial Data
(unaudited) (in thousands, except per share data)

	For the Quarters Ended
	03/31/19	06/30/19	09/30/19	12/31/19	Total 2019
Net revenues	$95,577	$101,713	$104,672	$106,868	$408,830
Gross profit	$47,115	$48,966	$50,832	$49,923	$196,836
Net (loss) income	$(2,424)	$1,991	$2,143	$6,296	$8,006
Net (loss) income available to common stockholders	$(2,424)	$1,991	$2,143	$6,296	$8,006
Net (loss) income per common share:
Basic	$(0.03)	$0.02	$0.02	$0.06	$0.08
Diluted	$(0.03)	$0.02	$0.02	$0.06	$0.08
Weighted average common shares outstanding – Basic	94,740	98,297	103,899	104,393	100,470
Weighted average shares outstanding – Diluted	94,740	102,336	107,880	107,816	103,615

	For the Quarters Ended
	03/31/18	06/30/18	09/30/18	12/31/18	Total 2018
Net revenues	$63,423	$67,746	$69,097	$76,475	$276,741
Gross profit	$27,303	$30,530	$32,321	$37,111	$127,265
Net income (loss)	$644	$(380)	$2,023	$353	$2,640
Deemed dividends on preferred stock and amortization of preferred stock beneficial conversion feature	$2,856	$(6,304)	$—	$—	$(3,448)
Net (loss) income available to common stockholders	$(2,212)	$5,924	$2,023	$353	$6,088
Net (loss) income per common share:
Basic	$(0.03)	$0.07	$0.02	$—	$0.07
Diluted	$(0.03)	$0.07	$0.02	$—	$0.07
Weighted average common shares outstanding – Basic	80,507	81,017	87,253	93,270	85,618
Weighted average shares outstanding – Diluted	80,507	90,168	90,899	96,874	91,568

Note T – Subsequent Events
The Company has evaluated subsequent events through the issuance of these consolidated financial statements. Based on this evaluation, it was determined that no subsequent events occurred, other than the items noted below, that require recognition or disclosure in the consolidated financial statements.
On January 2, 2020, the Company deposited $25.0 million relating to the construction of the new laboratory and headquarters facility in Fort Myers, Florida and $17.0 million in leasehold improvements funds into two separate construction disbursement escrow accounts. Disbursements to the landlord will take place from time to time to pay for the costs of the landlord’s work.
On January 10, 2020, NeoGenomics Laboratories, Inc. (“NeoGenomics Labs”), a wholly-owned subsidiary of the Company and Human Longevity, Inc. (“HLI”) entered into an Asset Purchase Agreement pursuant to which NeoGenomics Labs acquired substantially all the assets of the oncology division of HLI for $37 million in cash.

Table of Contents	NEOGENOMICS, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, and information required to be disclosed in our reports to the SEC, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions and decisions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte Touche LLP, an independent registered public accounting firm, as stated and attested to in their report that is included in Item 8, Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2019, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of NeoGenomics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NeoGenomics, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material

Table of Contents	NEOGENOMICS, INC.
respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Deloitte & Touche LLP

San Diego, California
February 28, 2020

ITEM 9B. OTHER INFORMATION
None.

Table of Contents	NEOGENOMICS, INC.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and as otherwise, set forth in the Company’s 2020 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” and as otherwise set forth in the Company’s 2020 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” and as otherwise set forth in the Company’s 2020 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” and as otherwise set forth in the Company’s 2020 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included under the caption “Independent Auditors” and as otherwise set forth in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Table of Contents	NEOGENOMICS, INC.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation, as amended	Provided herewith
3.2	Amended and Restated Bylaws, as amended	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed with the SEC on November 6, 2015
4.1	Description of our Common Stock	Provided herewith
10.1	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005
10.2	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006
10.3	Subscription Agreement dated March 16, 2009 between the Douglas M. VanOort Living Trust and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009
10.4*	Amended and Restated Employment Agreement dated October 28, 2009 between NeoGenomics, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2009
10.5*	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and George Cardoza	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010
10.6	Amended and Restated Consulting Agreement dated November 4, 2016 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, as filed with the SEC on November 7, 2016
10.7	Letter Agreement, dated May 6, 2019 between NeoGenomics, Inc. and Steven C. Jones.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, as filed with the SEC on May 8, 2019
10.8*	Offer Letter between NeoGenomics Laboratories, Inc. and Steven Ross dated April 19, 2013	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2013
10.9*	Employment Agreement, dated September 18, 2014 by and between NeoGenomics, Inc. and Robert J. Shovlin	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 3, 2014
10.10*	Employment Agreement, dated April 14, 2017 between NeoGenomics, Inc. and William Bonello.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, as filed with the SEC on May 8, 2019
10.11*	Amended and Restated Equity Incentive Plan effective as of October 15, 2015.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016

Table of Contents	NEOGENOMICS, INC.

10.12*	Amendment No. 1 of the Amended and Restated Equity Incentive Plan, effective as of May 25, 2017.	Incorporated by reference to the Company’s Proxy Statement, dated April 24, 2017, as filed with the SEC on April 25, 2017
10.13	Form of Indemnification Agreement between NeoGenomics, Inc. and each of its executive officers and directors.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, as filed with the SEC on November 7, 2016
10.14
Credit Agreement, dated June 27, 2019, by and among NeoGenomics, Laboratories Inc., NeoGenomics, Inc., and certain of its subsidiaries, the lenders party thereto and PNC Bank, National Association, as administrative agent
Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 28, 2019
10.15	Separation Agreement and General Release of Claims between NeoGenomics, Inc. and Sharon Virag dated August 8, 2019	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 8, 2019
10.16*	Consulting Agreement between NeoGenomics, Inc. and Sharon Virag dated August 8, 201Consulting Agreement between NeoGenomics, Inc. and Sharon Virag dated August 8, 2019	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 8, 2019
10.17*	Medical Services Agreement between NeoGenomics, Inc., and Lawrence Weiss, M.D., Inc., effective November 25, 2019	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 2, 2019
10.18*	Employment Agreement dated February 5, 2020 between Ms. Kathryn B. McKenzie and NeoGenomics, Inc.	Provided herewith
14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 20, 2011
21.1	Subsidiaries of NeoGenomics, Inc.	Provided herewith
23.1	Consent of Deloitte, LLP	Provided herewith
23.2	Consent of Crowe, LLP	Provided herewith
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
99.1	Charter of the Compliance Committee	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014
99.2	Charter of the Nominating and Corporate Governance Committee	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2014
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Provided herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Provided herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith

Table of Contents	NEOGENOMICS, INC.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Provided herewith
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Exchange Act. The omitted information has been filed separately with the SEC.
*	Denotes a management contract or compensatory plan or arrangement.
**	The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of NeoGenomics, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Table of Contents	NEOGENOMICS, INC.
ITEM 16. FORM 10-K SUMMARY

None.

Table of Contents	NEOGENOMICS, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 28, 2020	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Douglas M. VanOort	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2020
Douglas M. VanOort

/s/ Kathryn B. McKenzie	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020
Kathryn B. McKenzie

/s/ Steven C. Jones	Director	February 28, 2020
Steven C. Jones

/s/ Lynn A. Tetrault	Director	February 28, 2020
Lynn A. Tetrault

/s/ Raymond R. Hipp	Director	February 28, 2020
Raymond R. Hipp

/s/ Bruce K. Crowther	Director	February 28, 2020
Bruce K. Crowther