Form 10-Q
period 2020-03-31
NEOGENOMICS INC
filed 2020-04-29
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock ($0.001 par value)	NEO	The Nasdaq Stock Market LLC

As of April 24, 2020, the registrant had 105,335,242 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, changing reimbursement levels from government payers and private insurers, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission “SEC” on February 28, 2020.

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
•The anticipated impact to our business operations, customer demand and supply chain due to the recent global pandemic of a novel strain of the coronavirus (COVID-19);
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$86,254	$173,016
Accounts receivable, net	99,972	94,242
Inventories	20,286	14,405
Prepaid assets	6,884	6,327
Other current assets	2,046	2,748
Total current assets	215,442	290,738
Property and equipment (net of accumulated depreciation of $74,441 and $68,809, respectively)	83,392	64,188
Operating lease right-of-use assets	49,084	26,492
Intangible assets, net	128,289	126,640
Goodwill	210,833	198,601
Restricted cash, non-current	38,738	—
Prepaid lease asset	3,316	—
Other assets	3,153	2,847
Total assets	$732,247	$709,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,453	$19,568
Accrued compensation	20,810	21,365
Accrued expenses and other liabilities	8,966	7,548
Short-term portion of financing obligations	4,941	5,432
Short-term portion of operating leases	4,505	3,381
Short-term portion of term loan	5,000	5,000
Pharma contract liability	2,974	1,610
Total current liabilities	67,649	63,904
Long-term liabilities
Long-term portion of financing obligations	2,428	3,199
Long-term portion of operating leases	45,910	24,034
Long-term portion of term loan, net	90,605	91,829
Other long term liabilities	4,235	3,566
Deferred income tax liability, net	16,377	15,566
Total long-term liabilities	159,555	138,194
Total liabilities	227,204	202,098
Stockholders' equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 105,396,057 and 104,781,236 shares issued and outstanding, respectively)	105	105
Additional paid-in capital	525,929	520,278
Accumulated other comprehensive loss	(2,656)	(1,618)
Accumulated deficit	(18,335)	(11,357)
Total stockholders’ equity	505,043	507,408
Total liabilities and stockholders' equity	$732,247	$709,506
See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
NET REVENUE:
Clinical Services	$92,982	$86,210
Pharma Services	13,048	9,367
Total revenue	106,030	95,577

COST OF REVENUE	59,661	48,462

GROSS PROFIT	46,369	47,115
Operating expenses:
General and administrative	36,344	32,142
Research and development	2,060	1,209
Sales and marketing	13,258	11,216
Total operating expenses	51,662	44,567
(LOSS) INCOME FROM OPERATIONS	(5,293)	2,548
Interest expense, net	819	1,826
Other (income) expense	(223)	5,169
Loss before taxes	(5,889)	(4,447)
Income tax expense (benefit)	1,089	(2,023)
NET LOSS	$(6,978)	$(2,424)

NET LOSS PER SHARE
Basic	$(0.07)	$(0.03)
Diluted	$(0.07)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	104,484	94,740
Diluted	104,484	94,740
See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
NET LOSS	$(6,978)	$(2,424)

OTHER COMPREHENSIVE LOSS:
Loss on effective cash flow hedges	(1,038)	(557)
Total other comprehensive loss	(1,038)	(557)
COMPREHENSIVE LOSS	$(8,016)	$(2,981)

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2018	94,465,440	$94	$340,291	$(579)	$(19,363)	$320,443
Common stock issuance ESPP Plan	36,032	—	419	—	—	419
Stock issuance fees and expenses	—	—	(66)	—	—	(66)
Loss on effective cash flow hedge	—	—	—	(557)	—	(557)
Issuance of restricted stock, net of forfeitures	182,502	—	—	—	—	—
Issuance of common stock for stock options	619,536	1	3,893	—	—	3,894
ESPP expense	—	—	119	—	—	119
Stock based compensation expense - options and restricted stock	—	—	2,020	—	—	2,020
Net loss	—	—	—	—	(2,424)	(2,424)
Balance, March 31, 2019	95,303,510	$95	$346,676	$(1,136)	$(21,787)	$323,848

Balance, December 31, 2019	104,781,236	$105	$520,278	$(1,618)	$(11,357)	$507,408
Common stock issuance ESPP Plan	34,330	—	796	—	—	796
Stock issuance fees and expenses	—	—	(15)	—	—	(15)
Loss on effective cash flow hedge	—	—	—	(1,038)	—	(1,038)
Issuance of restricted stock, net of forfeitures	76,618	—	(212)	—	—	(212)
Issuance of common stock for stock options	503,873	—	2,897	—	—	2,897
ESPP expense	—	—	194	—	—	194
Stock based compensation expense - options and restricted stock	—	—	1,991	—	—	1,991
Net loss	—	—	—	—	(6,978)	(6,978)
Balance, March 31, 2020	105,396,057	$105	$525,929	$(2,656)	$(18,335)	$505,043

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,978)	$(2,424)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,240	5,271
Loss on disposal of assets	17	156
Amortization of intangibles	2,452	2,559
Amortization of debt issue costs	70	150
Non-cash stock-based compensation	2,186	2,139
Non-cash operating lease expense	2,021	1,141
Changes in assets and liabilities, net
Accounts receivable, net	(5,722)	(5,795)
Inventories	(5,348)	(1,019)
Prepaid assets	270	(250)
Prepaid lease asset	(3,316)	—
Other current assets	(16)	(265)
Accounts payable, accrued and other liabilities	1,191	4,434
Net cash (used in) provided by operating activities	(6,933)	6,097
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,708)	(3,196)
Business acquisition	(37,000)	—
Net cash used in investing activities	(41,708)	(3,196)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing obligations	(1,598)	(1,797)
Repayment of term loan	(1,250)	(1,968)
Issuance of common stock, net	3,465	4,248
Net cash provided by financing activities	617	483
Net change in cash, cash equivalents and restricted cash	(48,024)	3,384
Cash, cash equivalents and restricted cash, beginning of period	173,016	9,811
Cash, cash equivalents and restricted cash, end of period	$124,992	$13,195

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$86,254	$13,195
Restricted cash, non-current	38,738	—
Total cash, cash equivalents and restricted cash	$124,992	$13,195

Supplemental disclosure of cash flow information:
Interest paid	$1,136	$1,696
Income taxes paid, net	$2	$8
Supplemental disclosure of non-cash investing and financing information:
Equipment acquired under financing obligations	$—	$2,003
Property and equipment included in accounts payable	$1,844	$1,175

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Nature of Business and Basis of Presentation

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
Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.
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

The Company reports its activities in two operating segments; the Clinical Services Segment and the Pharma Services Segment. These reportable segments deliver testing services to hospitals, pathologists, oncologists, clinicians, pharmaceutical firms and researchers and represent 100% of the Company’s consolidated assets, net revenues and net income for each period presented. For further financial information about these segments, see Note 11. Segment Information, in the accompanying notes to the consolidated financial statements.

Note 2. Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance
In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs should be presented as a prepaid asset on the balance sheet and expensed over the term of the hosting arrangement. The Company adopted this pronouncement on January 1, 2020 and the impact was not material to the Company's Consolidated Financial Statements.
In August 2018, the FASB also issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies are required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. Certain provisions of the ASU must be adopted retrospectively, while others must be adopted prospectively. The Company adopted this pronouncement on January 1, 2020 and the impact was not material to the Company's Consolidated Financial Statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (“Topic 230”): Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and restricted cash. ASU 2016-08 was effective for fiscal years beginning after December 15, 2017, including interim periods within those periods, using a retrospective transition method to each period presented. As a result, restricted cash of approximately $38.7 million as of March 31, 2020 is included with cash and cash equivalents when reconciling the beginning and ending balances in the Consolidated Statements of Cash Flows. Please refer to Note 3. Leases, for

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

additional information regarding the use of restricted cash. There were no restricted cash balances in any reportable period prior to January 2020.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, as modified by subsequently issued ASUs 2018-19 (issued November 2018), 2019-04 (issued April 2019), 2019-05 (issued May 2019), 2019-11 (issued November 2019), 2020-02 (issued February 2020) and 2020-03 (issued March 2020). Topic 326 modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The standard was effective January 1, 2020 and requires the use of forward-looking expected credit loss models based on historical experience, current economic conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. It also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard required a modified retrospective approach with a cumulative effect adjustment to retained earnings. The Company adopted and applied the standard as of January 1, 2020. Based on management’s analysis, Topic 326 is applicable to the Company’s trade receivables as well as contract assets recognized within the Pharma Services segment. An assessment was performed on historical trends, current economic conditions, supportable forecasts, and customer and credit risks. The adoption of Topic 326 did not result in a material impact on the Company's Consolidated Financial Statements.
Accounting Pronouncements Pending Adoption
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides for temporary optional expedients and exceptions to the current guidance on certain contract modifications and hedging relationships to ease the burdens related to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) or other reference rates to alternative reference rates. The guidance is effective upon issuance and can be applied through December 31, 2022. The Company is currently evaluating the impact of this standard on the Company’s Consolidated Financial Statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (“Topic 321”), Investments-Equity Method and Joint Ventures (“Topic 323”) and Derivatives and Hedging (“Topic 815”) (ASU 2020-01). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for the equity method investments in Topic 323 and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company is currently evaluating the impact of this standard on the Company’s Consolidated Financial Statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“Topic 740”), which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740 and clarifies certain other aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company is currently evaluating the impact of the provisions of this standard on the Company’s Consolidated Financial Statements.

Note 3. Leases
The Company leases corporate offices and laboratory space throughout the world, all of which are classified as operating leases expiring at various dates and generally have terms ranging from 1 to 15 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
As of March 31, 2020, the maturities of our operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (in thousands):

Remaining Lease Payments
Remainder of 2020	$4,850
2021	7,486
2022	5,358
2023	5,253
2024	5,309
Thereafter	37,340
Total remaining lease payments	65,596
Less: imputed interest	(15,181)
Total operating lease liabilities	50,415
Less: current portion	(4,505)
Long-term operating lease liabilities	$45,910
Weighted-average remaining lease term (in years)	12.1
Weighted-average discount rate	4.4%
The following summarizes additional supplemental data related to our operating leases (in thousands):

Three Months Ended March 31, 2020
Operating lease costs	$2,105

Three Months Ended March 31, 2020
Right-of-use assets obtained in exchange for operating lease liabilities	$24,071
Cash paid for operating leases	$1,553
Lease contracts that have been executed but have not yet commenced are excluded from the tables above. As of March 31, 2020, the Company has entered into $33.8 million of contractually binding minimum lease payments for leases executed but not yet commenced. This amount relates to the lease of the laboratory and headquarters facility in Fort Myers, Florida that is expected to commence in 2021. In addition to the minimum lease payments, the Company will pay approximately $25.0 million relating to the construction of the underlying assets and approximately $17.0 million in leasehold improvements. These amounts were placed into separate construction disbursement escrow accounts and are initially classified as restricted cash, non-current, on the Consolidated Balance Sheets. Disbursements to the landlord will take place from time to time to pay for the costs of the Landlord’s work. These disbursements will be classified as a prepaid lease asset or leasehold improvements, as appropriate, until the lease commences. Upon lease commencement, the prepaid lease asset will be included in the calculation of the right-of-use asset and the leasehold improvements will be placed in service. Construction of the infrastructure of this facility commenced in the first quarter of 2020. The Company is not expected to control the underlying assets during the construction period and therefore is not considered the owner of the underlying assets for accounting purposes.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Revenue Recognition and Contractual Adjustments
The Company has two operating segments for which it recognizes revenue; Clinical Services and Pharma Services. The Clinical Services segment provides various clinical testing services to community-based pathology practices, oncology practices, hospital pathology labs and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and patients. The Pharma Services segment supports pharmaceutical firms in their drug development programs by providing testing services and data analytics for clinical trials and research.
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

The following table summarizes the values of contract assets, capitalized commissions and contract liabilities as of March 31, 2020 and December 31, 2019 (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2020	December 31, 2019
Current pharma contract assets (1)	$1,127	$1,000
Long-term pharma contract assets (2)	199	153
Total pharma contract assets	$1,326	$1,153

Current pharma capitalized commissions (1)	$141	$133
Long-term pharma capitalized commissions (2)	761	798
Total pharma capitalized commissions	$902	$931

Current pharma contract liabilities	$2,974	$1,610
Long-term pharma contract liabilities (3)	526	1,171
Total pharma contract liabilities	$3,500	$2,781
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
Pharma contract assets increased $0.2 million, or 15%, from December 31, 2019 to March 31, 2020. Pharma contract liabilities increased $0.7 million, or 26%, during the same period, while capitalized commissions decreased slightly by $29 thousand, or 3%. Revenue recognized for the three months ended March 31, 2020 and March 31, 2019 related to Pharma contract liability balances outstanding at the beginning of the period was $1.2 million and $1.3 million, respectively. Amortization of capitalized commissions for both three-month periods ended March 31, 2020 and March 31, 2019 was $0.2 million.
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
The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

	Three Months Ended March 31,
	2020	2019
Clinical Services:
Client direct billing	$54,292	$49,756
Commercial Insurance	21,993	20,433
Medicare and Medicaid	16,483	15,793
Self-Pay	214	228
Total Clinical Services	$92,982	$86,210
Pharma Services:	13,048	9,367
Total Revenue	$106,030	$95,577

Note 5. Acquisition

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On January 10, 2020 (the “Acquisition Date”), the Company acquired the Oncology Division assets of Human Longevity, Inc. (“HLI - Oncology”) for a purchase price consisting of cash consideration of $37.0 million. Acquisition and integration costs related to HLI - Oncology were approximately $1.3 million for the three months ended March 31, 2020 and are reported as general and administrative expenses in the Company's Consolidated Statements of Operations.
HLI - Oncology performs Next Generation Sequencing for pharmaceutical customers. The acquisition of HLI - Oncology adds whole exome and whole genome sequencing capabilities to the Company's current Pharma Services offerings. Revenue related to HLI - Oncology is reported in the Pharma Services segment. The acquisition included assets, primarily consisting of lab equipment, inventory, maintenance agreements for acquired equipment, backlog contracts with HLI - Oncology's customers, as well as HLI - Oncology’s molecular workforce that is experienced with Next Generation Sequencing.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

January 10, 2020
Inventory	$534
Prepaid assets	185
Property and equipment	16,839
Internally developed software	3,110
Customer relationships (1)	4,100
Long-term assets	346
Goodwill (2)	12,232
Total assets acquired	$37,346
Long-term liabilities	(346)
Net assets acquired	$37,000
(1) Acquired intangible assets consisted of customer relationships which are amortized over seven years.
(2) The goodwill arising from the acquisition of HLI - Oncology is the amount the Company paid in excess of the fair value of the net assets acquired was primarily for (i) the expected future cash flows derived from the existing business capabilities and infrastructure, (ii) expanding the Company's scientific expertise as a leading provider of Pharma Services and Next Generational Sequencing and (iii) an enhanced Pharma Services menu including germline, whole exome and whole genome sequencing. All of the goodwill resulting from the acquisition of HLI - Oncology is expected to be deductible for income tax purposes.
The above purchase price and purchase price allocation are preliminary and subject to future revision as the acquired assets and liabilities assumed are dependent upon the finalization of the related valuations. The fair values assigned to assets acquired and liabilities assumed for HLI - Oncology are based upon management's best estimates and assumptions as of the reporting date, and are considered preliminary.
Note 6. Goodwill and Intangible Assets
Goodwill as of March 31, 2020 and December 31, 2019 was $210.8 million and $198.6 million, respectively.
Intangible assets consisted of the following as of (in thousands):

		March 31, 2020
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	84-180 months	143,371	28,529	114,842
Trade Name - Indefinite-lived	—	13,447	—	13,447
Total		$156,818	$28,529	$128,289

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		December 31, 2019
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	12-24 months	$3,679	$3,679	$—
Non-Compete Agreement	24 months	27	27	—
Customer Relationships	180 months	139,271	26,078	113,193
Trade Name - Indefinite-lived	—	13,447	—	13,447
Total		$156,424	$29,784	$126,640

The Company recorded amortization expense of intangible assets of approximately $2.5 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively. The Company records amortization expense as a general and administrative expense.
The estimated amortization expense related to amortizable intangible assets for each of the four succeeding fiscal years and thereafter as of March 31, 2020 is as follows (in thousands):

Remainder of 2020	$7,403
2021	9,870
2022	9,870
2023	9,870
2024	9,870
Thereafter	67,959
Total	$114,842

Note 7. Debt

The following table summarizes the long term debt, net at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Term loan	$96,250	$97,500
Financing obligations	7,369	8,631
Total debt	$103,619	$106,131
Less: Debt issuance costs	(645)	(671)
Less: Current portion of long-term debt and financing obligations	(9,941)	(10,432)
Total long-term debt, net	$93,033	$95,028

The carrying value of the Company’s term loan and financing obligations approximates fair value based on the current market conditions for similar instruments.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Borrowings under the New Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) the Adjusted LIBOR rate for the relevant interest period, as defined within the agreement (2) an alternate base rate determined by reference to the greatest of (a) the federal funds rate for the relevant interest period plus 0.5% per annum, (b) the prime lending rate of PNC and (c) the daily LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin will range from 1.25% to 2.25% for LIBOR loans and 0.25% to 1.25% for base rate loans, in each case based on NeoGenomics’ Consolidated Leverage Ratio (as defined in the New Credit Agreement). Interest on borrowings under the New Credit Agreement is payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. The Company has previously entered into an interest rate swap agreements to hedge against changes in the variable rate for a portion of our long term debt. See Note 8. Derivative Instruments and Hedging Activities, for more information on these instruments.
The Revolving Credit Facility includes a $10.0 million swing loan sublimit, with swing loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Revolving Credit Facility is due and payable on June 27, 2024 or such earlier date as the obligations under the New Credit Agreement become due and payable pursuant to the terms of the New Credit Agreement. No amounts were outstanding under Revolving Credit Facility as of March 31, 2020.
Principal payments on the Term Loan Facility are due on the last day of each fiscal quarter with an annual principal amortization of 5% in the first year, 5% in the second year, 7.5% in the third year, 7.5% in the fourth year, and 10% in each year thereafter, with the remainder due upon maturity on June 27, 2024 or such earlier date as the obligations under the New Credit Agreement become due and payable pursuant to the terms of the New Credit Agreement.
On March 31, 2020, the Company had current outstanding borrowings under the Term Loan Facility of approximately $5.0 million, and long-term outstanding borrowings of approximately $90.6 million, net of unamortized debt issuance costs of $0.6 million. These costs were recorded as a reduction in the carrying amount of the related liability and are being amortized over the life of the loan.
In addition to paying interest on outstanding principal under the New Credit Agreement, the Company will be required to pay a commitment fee in respect of the unutilized portion of the commitments under the Revolving Credit Facility and the Delayed Draw Term Loan. The commitment fee rate ranges from 0.15% to 0.35% depending on NeoGenomics’ Consolidated Leverage Ratio. The Company will also pay customary letter of credit and agency fees.
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
Financing Obligations
The Company has entered into loans with various banks to finance the purchase of laboratory equipment, office equipment and leasehold improvements. These loans mature at various dates through 2022 and the weighted average interest rate under such loans was approximately 4.82% as of March 31, 2020 and 4.64% as of December 31, 2019.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturities of Long-Term Debt
Maturities of long-term debt as of March 31, 2020 are summarized as follows (in thousands):

	Term Loan	Financing Obligations	Total Long-Term Debt
Remainder of 2020	$3,750	$3,893	$7,643
2021	6,250	2,732	8,982
2022	7,500	744	8,244
2023	8,750	—	8,750
2024	70,000	—	70,000
Total Debt	96,250	7,369	103,619
Less: Current portion of long-term debt	(5,000)	(4,941)	(9,941)
Less: Debt issuance costs	(645)	—	(645)
Long-term debt, net	$90,605	$2,428	$93,033

Note 8. Derivative Instruments and Hedging Activities

In June of 2018, the Company entered into an interest rate swap agreement to reduce the Company’s exposure to interest rate fluctuations on the Company’s variable rate debt obligations. This derivative financial instrument is accounted for at fair value as a cash flow hedge, which effectively modifies the Company’s exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate obligation, thus reducing the impact of interest rate changes on future interest expense.

Under the hedging agreement, the Company receives a variable rate of interest based on LIBOR and we pay a fixed rate of interest. The following table summarizes the interest rate swap agreements.

	June 2018 Hedge
Notional Amount	$70	million
Effective Date	June 29, 2018
Index	One month LIBOR
Maturity	December 31, 2021
Fixed Rate	2.98%

The fair value of the interest rate swap is included in other assets or liabilities, when applicable. As of March 31, 2020 and December 31, 2019, the fair value of the derivative financial instruments included in other long-term assets was $0 for both periods. As of March 31, 2020 and December 31, 2019, the fair value of the derivative financial instruments included in other long-term liabilities were $3.3 million and $2.0 million, respectively. Fair value adjustments are recorded as an adjustment to AOCI, except that any gains and losses on ineffectiveness of the interest rate swap would be recorded as an adjustment to other expense (income), net. Fair value adjustments will be reclassified to interest expense in the period during which the hedged transaction affects earnings, whether upon termination or maturity. Hedge effectiveness is assessed quarterly. The Company determined that the interest rate swap is highly effective and, thus, there is no impact to the Company’s Consolidated Statements of Operations from changes in fair value. Upon maturity or termination, gains or losses, if any, on this derivative instrument will be reclassified from AOCI to earnings. There were no amounts reclassified for gains or losses on derivative instruments during the first quarter of 2020.
Note 9. Stock Based Compensation
The Company recorded approximately $2.2 million and $2.1 million in stock based compensation expense for the three months ended March 31, 2020 and 2019, respectively.
A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2020 is as follows:

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2019	5,318,759	$9.97
Options granted	571,316	$28.36
Less:
Options exercised	504,127	$7.58
Options canceled or expired	51,210	$14.61
Options outstanding at March 31, 2020	5,334,738	$12.14
Exercisable at March 31, 2020	2,535,621	$8.35
The fair value of each stock option award granted during the three months ended March 31, 2020 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

Three Months Ended March 31, 2020
Expected term (in years)	4.0 - 5.5
Risk-free interest rate (%)	0.9%
Expected volatility (%)	39.9% - 44.5%
Dividend yield (%)	—
Weighted average fair value/share at grant date	$8.90

As of March 31, 2020, there was approximately $8.2 million of unrecognized stock based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.54 years.

A summary of the restricted stock activity under the Company’s plans for the three months ended March 31, 2020 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	335,298	$15.75
Granted	88,736	$28.36
Vested	(37,674)	$19.29
Forfeited	(4,585)	$19.66
Nonvested at March 31, 2020	381,775	$18.29

As of March 31, 2020, there was approximately $4.4 million of unrecognized stock based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.29 years.

Employee Stock Purchase Plan (ESPP)

The Company offers an ESPP through which eligible employees may purchase shares of our common stock at a discount of 15% of the fair market value of the Company’s common stock.

During the three months ended March 31, 2020 and 2019, employees purchased 34,330 and 36,154 shares, respectively under the ESPP. The expense recorded for these periods was approximately $0.2 million and $0.1 million, respectively.
Note 10. Related Party Transactions

On November 4, 2016, the Company entered into an amended and restated consulting agreement (the “Amended and Restated Consulting Agreement”) with Steven C. Jones, a director, officer and shareholder of the Company whereby Mr. Jones would provide consulting services to the Company in the capacity of Executive Vice President. The Amended and Restated Consulting Agreement has an initial term of November 4, 2016 through April 30, 2020, which automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. On May 6, 2019, the Company and Mr. Jones entered into a letter agreement to modify certain provisions of the Amended and Restated Consulting Agreement which modifications included, by mutual agreement of the parties, the following: automatic expiration of the Amended and Restated Consulting Agreement on April 30, 2020 unless the parties mutually agree

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

to renew it in writing; a description of consulting services to be provided to the Company (the “Services”) with a target of up to 15 hours per month of working time and attention to the Company; a fixed monthly cash consulting fee in the amount of $5,000 per month for the provision of the Services; and continuation of health insurance coverage at the levels currently in effect. In addition, Mr. Jones relinquished the title of Executive Vice President effective as of April 4, 2019.
During the three months ended March 31, 2020 and 2019, Mr. Jones earned approximately $15,750 and $38,000, respectively, for consulting work performed and for reimbursement of related expenses. During the three months ended March 31, 2020 and 2019, Mr. Jones earned approximately $13,125 and $12,500, respectively, as compensation for his services on the Board. Mr. Jones also received approximately $0 and $58,000 during the three months ended March 31, 2020 and 2019, respectively, as payment of his annual bonus compensation for the previous fiscal years. The Company did not grant stock or restricted stock to any of its Board members, including Mr. Jones, during the three months ended March 31, 2020 or March 31, 2019.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11. Segment Information
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

The following table summarizes the segment information (in thousands):

	Three Months Ended March 31,
	2020	2019
Net revenues:
Clinical Services	$92,982	$86,210
Pharma Services	13,048	9,367
Total revenue	106,030	95,577

Cost of revenue:
Clinical Services	48,923	42,651
Pharma Services	10,738	5,811
Total cost of revenue	59,661	48,462

Gross Profit:
Clinical Services	44,059	43,559
Pharma Services	2,310	3,556
Total gross profit	46,369	47,115

Operating expenses:
General and administrative	36,344	32,142
Research and development	2,060	1,209
Sales and marketing	13,258	11,216
Total operating expenses	51,662	44,567
(Loss) income from operations	(5,293)	2,548
Interest expense, net	819	1,826
Other (income) expense	(223)	5,169
Loss before taxes	(5,889)	(4,447)
Income tax expense (benefit)	1,089	(2,023)
Net loss	$(6,978)	$(2,424)

Note 12. Subsequent Event
On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (“CARES”) Act into law. The Act includes several significant provisions for corporations, including the usage of net operating losses, interest deductions and payroll benefits. On April 13, 2020, the Company received a stimulus payment in the amount of $3.9 million related to the CARES Act which may partially offset losses in consolidated revenue due to the impact of the

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

COVID-19 pandemic. The Company's ability to utilize the full amount received will depend on the guidelines and rules of the CARES Act, which have not yet been announced.

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
COVID-19 Considerations
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and the disease has since spread across the world, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. As a result, on April 9, 2020, the Company withdrew its previously issued 2020 guidance until the effects of the pandemic can be better assessed.
The Company has implemented significant actions to protect its employees while maintaining a continuity of critical oncology testing for cancer patients. Among other actions, the Company has de-densified laboratories and facilities, adjusted laboratory shifts, restricted visitors to facilities, restricted employee travel, implemented an Emergency Paid Time Off policy, provided remote work-environment training and support, and managed its supply chains. Importantly, all main laboratory facilities have remained open and there has been an uninterrupted continuity of high-quality testing services for clients. The Company's top priority remains the health and safety of employees and continued quality and service for all clients with a focus on patient care.
The Company saw a material impact to volume growth rates and clinical test volume in the last two weeks of March and in April. Clinical test volume was down approximately 20% year-over-year in the last two weeks of March and volume continued to be impacted in April. Demand may continue to decrease from historically low levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business disruption, reduced revenues and number of tests, any of which could materially affect our business, financial condition, and results of operations.
For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Overview
We operate a network of cancer-focused testing laboratories in the United States, Europe and Asia. Our mission is to improve patient care through exceptional cancer-focused testing services. Our vision is to become the World’s leading cancer testing and information company by delivering uncompromising quality, exceptional service and innovative solutions.
As of March 31, 2020, the Company had laboratory locations in Fort Myers and Tampa, Florida; Aliso Viejo, Carlsbad, Fresno and San Diego, California; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; Rolle, Switzerland and Singapore. The Company currently offers the following types of testing services:
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
e.Molecular testing - a rapidly growing field which includes a broad range of laboratory techniques utilized in cancer testing. Most molecular techniques rely on the analysis of DNA and/or RNA, as well as the structure and function of genes at the molecular level. Molecular testing technologies include: DNA fragment length analysis; polymerase chain reaction (PCR) analysis; reverse transcriptase polymerase chain reaction (RT-PCR) analysis, real-time (or quantitative) polymerase chain reaction (pPCR) analysis; bi-directional Sanger sequencing analysis; and next-generation sequencing (NGS) analysis.
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
•Validation laboratory services; and
•Informatics
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
2020 Focus Areas:
We are committed to improving patient care while being an innovative leader in our industry. Over the past two years we have grown our business organically as well as through the acquisition of Genesis Acquisition Holding Corp (“Genesis”), and its wholly owned subsidiary, Genoptix, Inc. (“Genoptix”, and collectively with its subsidiaries and Genesis, referred to herein as “Genoptix”) in December of 2018, as well as the acquisition of the Oncology Division assets of Human Longevity, Inc. (“HLI - Oncology”). Our focus for 2020 includes initiatives to drive profitable growth while pursuing innovation and maintaining exceptional service levels. We expect these initiatives to allow the Company to continue becoming one of the world’s leading cancer testing and information company.
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
Our broad and innovative test menu of molecular, including NGS, immunohistochemistry, and other testing has helped make us a “one stop shop” for many clients who value that all of their testing can be sent to one laboratory. We will continue to look for growth opportunities through mergers and/or acquisitions and are focused on strategic opportunities that would be complementary to our menu of services and would increase our earnings and cash flow in the short to medium time frame. We are also focused on investing in business development and informatics capabilities to partner with our key stakeholders, including patients, providers, payers and pharmaceutical companies to provide solutions to current or near-term problems that they face.
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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

World-class Medical and Scientific Team
Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology. As of March 31, 2020, we employed or contracted with over 120 M.D.s and Ph.Ds. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories. Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases. For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to Pharmaceutical companies.
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
We believe we have one of the broadest Molecular and Next Generation Sequencing test menus in the world, with approximately 13,300 NGS tests completed in the first quarter of 2020. Clients have the ability to order single gene molecular tests, targeted NeoTYPE panels that include the relevant actionable genes for a particular cancer type as well as large NGS panels. Our Pharma Services Division offers a full range of sequencing testing including whole exome sequencing. Our menu enables us to be a true one-stop-shop for our clients as we can meet all of their oncology testing needs.
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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 31, 2019
The following table presents the Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2020	2019
Net revenue	100.0%	100.0%
Cost of revenue	56.3%	50.7%
Gross Profit	43.7%	49.3%
Operating expenses:
General and administrative	34.3%	33.6%
Research and development	1.9%	1.3%
Sales and marketing	12.5%	11.7%
Total operating expenses	48.7%	46.6%
Loss (income) from operations	(5.0)%	2.7%
Interest expense, net	0.8%	1.9%
Other (loss) income	(0.2)%	5.4%
Loss before taxes	(5.6)%	(4.7)%
Income tax expense (benefit)	1.0%	(2.1)%
Net loss	(6.6)%	(2.5)%

Clinical and Pharma Services revenue for the periods presented are as follows ($ in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net revenues:
Clinical Services	$92,982	$86,210	$6,772	7.9%
Pharma Services	13,048	9,367	3,681	39.3%
Total Revenue	$106,030	$95,577	$10,453	10.9%

Revenue
Clinical Services revenue for the three month period ending March 31, 2020 increased $6.8 million when compared to the same period in 2019. Testing volumes also increased in our clinical genetic testing business by approximately 6.9% for the three month period ending March 31, 2020 compared to the same period in 2019. The increases in revenue and volume primarily reflect a more favorable test mix as well as the benefit of reimbursement initiatives. This growth was offset by a decline in overall Clinical Services testing volume in the second half of March related to the COVID-19 pandemic.
Pharma Services revenue for the three month period ended March 31, 2020 increased $3.7 million compared to the same period in 2019, primarily due to the impact of the acquisition of HLI - Oncology. This growth was offset by an overall decrease in revenue due to the COVID-19 impact. In addition, our backlog of signed contracts has continued to grow from $130.3 million as of December 31, 2019 to $147.7 million as of March 31, 2020. We expect this backlog to result in higher revenues in future quarters.
The following table shows Clinical Services revenue, cost of revenue, requisitions received and tests performed for the three months ended March 31, 2020 and 2019. This data excludes tests performed for Pharma customers.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Testing revenue and cost of revenue are presented in thousands below:

	Three Months Ended March 31,
	2020	2019	% Change
Clinical Services:
Requisitions (cases) received	144,319	137,111	5.3%
Number of tests performed	250,376	234,317	6.9%
Average number of tests/requisitions	1.73	1.71	1.2%

Total clinical testing revenue	$92,982	$86,210	7.9%
Average revenue/requisition	$644	$629	2.4%
Average revenue/test	$371	$368	0.8%

Cost of revenue	$48,923	$42,651	14.7%
Average cost/requisition	$339	$311	9.0%
Average cost/test	$195	$182	7.1%

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
Average revenue per test increased 0.8% for the three month period ended March 31, 2020 compared to the corresponding period in 2019. The increase reflects a more favorable test mix and the positive impact of our internal reimbursement initiatives.
Cost of Revenue and Gross Profit
Average cost per test increased 7.1% for the three month period ended March 31, 2020, compared to the corresponding period in 2019, reflecting the impact of payroll and payroll related costs in addition to the impact of COVID-19.
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.
The consolidated cost of revenue and gross profit metrics are as follows:

	Three Months Ended March 31,
($ in thousands)	2020	2019	% Change
Cost of revenue:
Clinical Services	$48,923	$42,651	14.7%
Pharma Services	10,738	5,811	84.8%
Total cost of revenue	$59,661	$48,462	23.1%
Cost of revenue as a % of revenue	56.3%	50.7%

Gross profit:
Clinical Services	$44,059	$43,559	1.1%
Pharma Services	2,310	3,556	(35.0)%
Total gross profit	$46,369	$47,115	(1.6)%
Gross profit margin	43.7%	49.3%
Consolidated cost of revenue in dollars increased for the three months ended March 31, 2020 when compared to the same period in 2019. Cost of revenue as a percentage of revenue increased year-over-year. These increases in cost of revenue are largely due to an increase in payroll-related costs.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit margin decreased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the timing of Pharma Services revenue, higher costs due to the integration of Genoptix and additional testing capacity which was unused due to the impact of COVID-19.
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
Consolidated general and administrative expenses are as follows:

	Three Months Ended March 31,
($ in thousands)	2020	2019	$ Change	% Change
General and administrative	$36,344	$32,142	$4,202	13.1%
As a % of revenue	34.3%	33.6%

General and administrative expenses increased $4.2 million for the three months ended March 31, 2020, compared to the same period in 2019. The increase reflects transaction costs and incremental expenses related to the acquisition of HLI - Oncology as well as higher payroll and payroll related costs due to increases in personnel to support our near and long-term growth. Acquisition and integration costs related to HLI - Oncology were approximately $1.3 million for the three months ended March 31, 2020.
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
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2020	2019	$ Change	% Change
Research and development	$2,060	$1,209	$851	70.4%
As a % of revenue	1.9%	1.3%

Research and development expenses increased $0.9 million for the three months ended March 31, 2020, compared to the same period in 2019. This increase was driven by investments in new test development, particularly in our Next-Generation Sequencing and FDA initiatives.

We anticipate research and development expenditures will increase in future quarters as we invest in innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2020	2019	$ Change	% Change
Sales and marketing	$13,258	$11,216	$2,042	18.2%
As a % of revenue	12.5%	11.7%

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and marketing expenses increased $2.0 million for the three months ended March 31, 2020, when compared to the same period in 2019. This increase primarily reflects the expansion of our sales team, as well as higher commissions due to our increase in revenues and continued investment in marketing. We expect higher commissions expense in the coming years as the sales representatives’ continue generating new business with a focus on oncology office sales. We expect our sales and marketing expenses over the long term to align with changes in revenue.
Interest Expense, net
Net interest expense is comprised of interest incurred on our term loan, revolving credit facility and our other financing obligations offset by the interest income we earn on cash balances. Net interest expense for the three months ending March 31, 2020 decreased 55.1%, or $1.0 million, compared to the same period in 2019. We expect our interest expense to fluctuate based on timing of advances and payments on our revolving credit facility as well as changes in interest rates and cash balances.
Earnings Per Share
The following table provides consolidated net loss available to common stockholders for each period along with the computation of basic and diluted net loss per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net loss available to common shareholders	$(6,978)	$(2,424)

Basic weighted average shares outstanding	104,484	94,740
Diluted weighted average shares outstanding	104,484	94,740

Basic net loss per share	$(0.07)	$(0.03)
Diluted net loss per share	$(0.07)	$(0.03)

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

The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the three months ended March 31, 2020:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands)	2020	2019
Net loss (GAAP)	$(6,978)	$(2,424)
Adjustments to net income:
Interest expense, net	819	1,826
Income tax expense (benefit)	1,089	(2,023)
Amortization of intangibles	2,452	2,559
Depreciation	6,240	5,271
EBITDA (non-GAAP)	$3,622	$5,209
Further adjustments to EBITDA:
Acquisition and integration related expenses	1,296	1,266
Other significant non-recurring expenses	(30)	5,145
Non-cash, stock-based compensation expense	2,186	2,139
Adjusted EBITDA (non-GAAP)	$7,074	$13,759

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the three months ended March 31, 2020 and 2019 as well balances of cash and cash equivalents and working capital:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(6,933)	$6,097
Investing activities	(41,708)	(3,196)
Financing activities	617	483
Net change in cash, cash equivalents and restricted cash	(48,024)	3,384
Cash, cash equivalents and restricted cash, beginning of period	$173,016	$9,811
Cash, cash equivalents and restricted cash, end of period	$124,992	$13,195
Working Capital (1), end of period	$147,793	$43,242

(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
During the three months ended March 31, 2020, cash flows used in operating activities were $6.9 million, a $13.0 million decrease compared to the same period in 2019, consisting of a net loss of $7.0 million and the cash flow impact of net decreases in operating assets and liabilities of $12.9 million, primarily driven by increases in accounts receivable, inventory and funds distributed for the construction of the new headquarters facility. The decrease in cash used in operating activities was partially offset by net adjustments to the net loss of $13.0 million. Receivables have increased year-over-year due to increases in revenue as well as timing of cash receipts. Inventory increased due to higher spend on materials to mitigate the risk of potential supply chain disruptions resulting from the COVID-19 pandemic. As of March 31, 2020, we have paid $3.3 million related to the construction of the new headquarters facility from the restricted cash escrow account.
Cash Flows from Investing Activities

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the three months ended March 31, 2020, cash used in investing activities was $41.7 million, an increase of approximately $38.5 million compared to the same period in 2019. This was primarily due to the acquisition of the Oncology Division of HLI as well as cash used for capital expenditures.
Cash Flows from Financing Activities
During the three months ended March 31, 2020, cash provided by financing activities was $0.6 million compared to $0.5 million in the same period in 2019. Cash provided by financing activities during the three months ended March 31, 2020 consisted of $3.5 million from the net issuance of common stock, primarily offset by net repayment of the term loan and other financing obligations of $2.8 million.
Credit Facility
On June 27, 2019, the Company entered into a new senior secured credit agreement (“New Credit Agreement”) with PNC Bank National Association. For further details regarding the new agreement, see Note 7. Debt. In order to reduce our exposure to interest rate fluctuations on this floating rate debt obligation, we entered into interest rate swap agreements. For more information on these hedging instruments, see Note 8. Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements herein. The interest rate swap agreement effectively converts a portion of our floating rate debt to a fixed obligation, thus reducing the impact of interest rate changes on future interest expense. We believe this strategy will enhance our ability to manage cash flow within our Company.
Liquidity Outlook
We had approximately $86.3 million in unrestricted cash and cash equivalents as of March 31, 2020. In addition, the senior secured credit agreement provides for up to $250.0 million in borrowing capacity of which approximately $96.0 million is outstanding at March 31, 2020. Based on our level of Adjusted EBITDA and the balance drawn, approximately $102.8 million was available at that same date. We believe that the cash on hand, available credit lines and cash collections will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months from the issuance of these financial statements.
Capital Expenditures
We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our cash payments for capital expenditures for the year ending December 31, 2020 will be in the range of $25 million to $30 million. During the three months ended March 31, 2020, we purchased, with cash, approximately $4.7 million of capital equipment, software and leasehold improvements. We have historically funded and plan to continue funding these capital expenditures with financing obligations, cash, and through bank loan facilities, if necessary.
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
There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the adoption of new accounting standards.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Related Party Transactions
On November 4, 2016, the Company entered into an amended and restated consulting agreement (the “Amended and Restated Consulting Agreement”) with Steven C. Jones, a director, officer and shareholder of the Company whereby Mr. Jones would provide consulting services to the Company in the capacity of Executive Vice President. The Amended and Restated Consulting Agreement has an initial term of November 4, 2016 through April 30, 2020, which automatically renews for additional one year periods unless either party provides notice of termination at least three months prior to the expiration of the initial term or any renewal term. On May 6, 2019, the Company and Mr. Jones entered into a letter agreement to modify certain provisions of the Amended and Restated Consulting Agreement which modifications included, by mutual agreement of the parties, the following: automatic expiration of the Amended and Restated Consulting Agreement on April 30, 2020 unless the parties mutually agree to renew it in writing; a description of consulting services to be provided to the Company (the “Services”) with a target of up to 15 hours per month of working time and attention to the Company; a fixed monthly cash consulting fee in the amount of $5,000 per month for the provision of the Services; and continuation of health insurance coverage at the levels currently in effect. In addition, Mr. Jones relinquished the title of Executive Vice President effective as of April 4, 2019.
During the three months ended March 31, 2020 and 2019, Mr. Jones earned approximately $15,750 and $38,000, respectively, for consulting work performed and for reimbursement of related expenses. During the three months ended March 31, 2020 and 2019, Mr. Jones earned approximately $13,125 and $12,500, respectively, as compensation for his services on the Board. Mr. Jones also received approximately $0 and $58,000 during the three months ended March 31, 2020 and 2019, respectively, as payment of his annual bonus compensation for the previous fiscal years. The Company did not grant stock or restricted stock to any of its Board members, including Mr. Jones, during the three months ended March 31, 2020 or March 31, 2019.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None for the quarterly period ended March 31, 2020.

ITEM 1A. RISK FACTORS
The following risk factors are in addition to the risks described in the Company’s Form 10-K under Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the for the year ended December 31, 2019; as filed with the SEC on February 28, 2019. The effects of the events and circumstances described in the following risk factors may heighten the risks contained in the Company’s Form 10-K.

The COVID-19 pandemic is highly dynamic in the United States and throughout the world and may adversely affect our operations and financial condition.
We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. Economic and health conditions in the United States and across most of the globe continue to change rapidly. The Company saw a material impact to volume growth rates and clinical test volume in the last two weeks of March and in early April. Demand may continue to decrease from historically low levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business disruption, reduced revenues and number of tests, any of which could materially affect our business, financial condition, and results of operations.
Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where several of our laboratories are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities, which has been followed by similar orders in other states in which we operate, including in Florida where our headquarters is located. Such orders or restrictions, have resulted in our headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our testing capacity.
The COVID-19 pandemic is affecting the Company’s customers, suppliers, vendors, and other business partners, but the Company is not able to assess the full extent of the current impact nor predict the ultimate consequences that may result. At this time, we have not experienced interruptions in our operations due to supplier delays. We have established a COVID-19 procurement team to partner with our suppliers to reduce the risk of disruption. Distribution channels have not been disrupted as incoming and outgoing tests are delivered via major carriers.
While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets and a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The Company is continuously monitoring its own operations and intends to take appropriate actions to mitigate the risks arising from the COVID-19 pandemic to the best of its abilities, but there can be no assurances that the Company will be successful in doing so. To the extent the Company is able to obtain information about and maintain communications with its customers, suppliers, vendors, and other business partners, the Company will seek to minimize disruptions to its supply chain. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments which cannot be predicted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
None for the quarterly period ended March 31, 2020.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	—	—
February 1, 2020 - February 29, 2020	—	—	—	—
March 1, 2020 - March 31, 2020	7,533	28.19	—	—
Total	7,533	$28.19	—	—

(1) The Company’s Equity Incentive Plan, as amended on May 25, 2017, allows participants to surrender already-owned shares having a fair market value equal to the required withholding tax related to the vesting of restricted stock. Pursuant to a share withholding election made by participants in connection with the vesting of such awards, all of which were outside of a publicly-announced repurchase plan, we acquired from such participants the shares noted in the table above to satisfy tax withholding obligations related to the vesting of their restricted stock. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1
Asset Purchase Agreement, dated January 10, 2020, by and among Human Longevity, Inc. and NeoGenomics Laboratories, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on January 13, 2020.)

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Income (Loss) and (v) related notes

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2020	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chairman and Chief Executive Officer

	By:	/s/ Kathryn B. McKenzie
	Name:	Kathryn B. McKenzie
	Title:	Chief Financial Officer