Form 10-Q
period 2020-06-30
NEOGENOMICS INC
filed 2020-07-31
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of July 28, 2020, the registrant had 110,430,630 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, changing reimbursement levels from government payers and private insurers, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020.

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
•Our expectations regarding the conversion of our outstanding 1.25% Convertible Senior Notes due May 2025 (the “Convertible Notes”) in the aggregate principal amount of $201.3 million and our ability to make debt service payments under the Convertible Notes if such Convertible Notes are not converted;
•Our ability to protect our intellectual property from infringement;
•The anticipated impact to our business operations, customer demand and supply chain due to the recent global pandemic of a novel strain of the coronavirus (“COVID-19”);
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

•Our ability to manage expenses and risks associated with international operations, including anti-corruption and trade sanction laws and other regulations, and economic, political, legal and other operational risks associated with foreign jurisdictions;
•Our ability to have sufficient cash to pay our obligations under our 1.25% Convertible Senior Notes due May 2025; and
•The dilutive impact of the conversion of our 1.25% Convertible Senior Notes due May 2025.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$295,281	$173,016
Accounts receivable, net	87,766	94,242
Inventories	21,627	14,405
Prepaid assets	8,300	6,327
Other current assets	6,026	2,748
Total current assets	419,000	290,738
Property and equipment (net of accumulated depreciation of $80,143 and $68,809, respectively)	83,969	64,188
Operating lease right-of-use assets	47,554	26,492
Intangible assets, net	125,821	126,640
Goodwill	210,833	198,601
Restricted cash, non-current	36,030	—
Prepaid lease asset	6,084	—
Investment in non-consolidated affiliate	13,137	—
Other assets	3,057	2,847
Total assets	$945,485	$709,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,198	$19,568
Accrued compensation	22,065	21,365
Accrued expenses and other liabilities	7,913	7,548
Short-term portion of financing obligations	4,458	5,432
Short-term portion of operating leases	4,496	3,381
Short-term portion of term loan	—	5,000
Pharma contract liability	3,570	1,610
Total current liabilities	61,700	63,904
Long-term liabilities
Convertible senior notes, net	164,544	—
Long-term portion of financing obligations	1,911	3,199
Long-term portion of operating leases	44,524	24,034
Long-term portion of term loan, net	—	91,829
Other long-term liabilities	3,155	3,566
Deferred income tax liability, net	15,422	15,566
Total long-term liabilities	229,556	138,194
Total liabilities	291,256	202,098
Stockholders' equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 110,396,844 and 104,781,236 shares issued and outstanding, respectively)	110	105
Additional paid-in capital	679,235	520,278
Accumulated other comprehensive loss	43	(1,618)
Accumulated deficit	(25,159)	(11,357)
Total stockholders’ equity	654,229	507,408
Total liabilities and stockholders' equity	$945,485	$709,506
See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET REVENUE:
Clinical Services	$73,884	$88,982	$166,866	$175,192
Pharma Services	13,093	12,731	26,141	22,098
Total revenue	86,977	101,713	193,007	197,290

COST OF REVENUE	58,971	52,747	118,632	101,209

GROSS PROFIT	28,006	48,966	74,375	96,081
Operating expenses:
General and administrative	34,613	29,577	70,957	61,719
Research and development	2,105	2,587	4,165	3,796
Sales and marketing	10,195	12,324	23,453	23,540
Total operating expenses	46,913	44,488	98,575	89,055
(LOSS) INCOME FROM OPERATIONS	(18,907)	4,478	(24,200)	7,026
Interest expense, net	1,548	1,304	2,367	3,130
Other (income) expense, net	(7,405)	(10)	(7,628)	5,159
Loss on extinguishment of debt	1,400	1,018	1,400	1,018
Loss on termination of cash flow hedge	3,506	—	3,506	—
(Loss) income before taxes	(17,956)	2,166	(23,845)	(2,281)
Income tax (benefit) expense	(11,132)	175	(10,043)	(1,848)
NET (LOSS) INCOME	$(6,824)	$1,991	$(13,802)	$(433)

NET (LOSS) INCOME PER SHARE
Basic	$(0.06)	$0.02	$(0.13)	$0.00
Diluted	$(0.06)	$0.02	$(0.13)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	107,887	98,297	106,209	96,734
Diluted	107,887	102,336	106,209	96,734
See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET (LOSS) INCOME	$(6,824)	$1,991	$(13,802)	$(433)

OTHER COMPREHENSIVE (LOSS) INCOME:
Gain (loss) on effective cash flow hedges	38	(1,027)	(1,000)	(1,584)
Cash flow hedge termination reclassified to earnings	2,661	—	2,661	—
Total other comprehensive income (loss), net of tax	2,699	(1,027)	1,661	(1,584)
COMPREHENSIVE (LOSS) INCOME	$(4,125)	$964	$(12,141)	$(2,017)

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2019	104,781,236	$105	$520,278	$(1,618)	$(11,357)	$507,408
Common stock issuance ESPP Plan	34,330	—	796	—	—	796
Stock issuance fees and expenses	—	—	(15)	—	—	(15)
Loss on effective cash flow hedge	—	—	—	(1,038)	—	(1,038)
Issuance of restricted stock, net of forfeitures	76,618	—	(212)	—	—	(212)
Issuance of common stock for stock options	503,873	—	2,897	—	—	2,897
ESPP expense	—	—	194	—	—	194
Stock-based compensation expense - options and restricted stock	—	—	1,991	—	—	1,991
Net loss	—	—	—	—	(6,978)	(6,978)
Balance, March 31, 2020	105,396,057	$105	$525,929	$(2,656)	$(18,335)	$505,043
Common stock issuance ESPP Plan	41,058	—	928	—	—	928
Stock issuance fees and expenses	—	—	(317)	—	—	(317)
Gain on effective cash flow hedge	—	—	—	38	—	38
Cash flow hedge termination reclassified to earnings	—	—	—	2,661	—	2,661
Issuance of restricted stock, net of forfeitures	24,786	—	(824)	—	—	(824)
Issuance of common stock - public offering, net of underwriting discounts	4,751,500	5	127,288	—	—	127,293
Issuance of common stock for stock options	183,443	—	2,014	—	—	2,014
ESPP expense	—	—	211	—	—	211
Stock-based compensation expense - options and restricted stock	—	—	2,424	—	—	2,424
Equity component of convertible note issuance	—	—	30,912	—	—	30,912
Tax liability related to convertible note issuance	—	—	(9,330)	—	—	(9,330)
Net loss	—	—	—	—	(6,824)	(6,824)
Balance, June 30, 2020	110,396,844	$110	$679,235	$43	$(25,159)	$654,229

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2018	94,465,440	$94	$340,291	$(579)	$(19,363)	$320,443
Common stock issuance ESPP Plan	36,032	—	419	—	—	419
Stock issuance fees and expenses	—	—	(66)	—	—	(66)
Loss on effective cash flow hedge	—	—	—	(557)	—	(557)
Issuance of restricted stock, net of forfeitures	182,502	—	—	—	—	—
Issuance of common stock for stock options	619,536	1	3,893	—	—	3,894
ESPP expense	—	—	119	—	—	119
Stock based compensation expense - options and restricted stock	—	—	2,020	—	—	2,020
Net loss	—	—	—	—	(2,424)	(2,424)
Balance, March 31, 2019	95,303,510	$95	$346,676	$(1,136)	$(21,787)	$323,848
Common stock issuance ESPP Plan	37,255	—	653	—	—	653
Stock issuance fees and expenses	—	—	(211)	—	—	(211)
Loss on effective cash flow hedge	—	—	—	(1,027)	—	(1,027)
Issuance of restricted stock, net of forfeitures	(633)	—	—	—	—	—
Working capital adjustment related to acquisition	(99,524)	—	(1,977)	—	—	(1,977)
Issuance of common stock - public offering	8,050,000	8	160,766	—	—	160,774
Issuance of common stock for stock options	543,604	1	3,369	—	—	3,370
ESPP expense	—	—	162	—	—	162
Stock based compensation expense - options and restricted stock	—	—	2,151	—	—	2,151
Net income	—	—	—	—	1,991	1,991
Balance, June 30, 2019	103,834,212	$104	$511,589	$(2,163)	$(19,796)	$489,734

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,802)	$(433)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,177	10,352
Loss on disposal of assets	263	404
Loss on debt extinguishment	1,400	1,018
Loss on termination of cash flow hedge	3,506	—
Amortization of intangibles	4,919	5,102
Amortization of debt issue costs	112	250
Amortization of convertible debt discount	864	—
Non-cash stock-based compensation	4,821	4,452
Non-cash operating lease expense	4,113	2,218
Changes in assets and liabilities, net
Accounts receivable, net	6,498	(13,178)
Inventories	(6,688)	(83)
Prepaid and other assets	(5,282)	(383)
Prepaid lease asset	(6,084)	—
Other current assets	(693)	(1,897)
Accounts payable, accrued and other liabilities	(11,175)	(6,446)
Net cash (used in) provided by operating activities	(5,051)	1,376
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(9,734)	(6,637)
Business acquisition	(37,000)	—
Acquisition working capital adjustment	—	399
Investment in non-consolidated affiliate	(13,137)	—
Net cash used in investing activities	(59,871)	(6,238)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility	—	(5,000)
Repayment of equipment financing obligations	(3,059)	(3,644)
Proceeds from term loan	—	100,000
Repayment of term loan	(97,540)	(96,750)
Cash flow hedge termination	(3,317)	—
Payments of debt issuance costs	—	(954)
Issuance of common stock, net	5,469	8,061
Proceeds from issuance of convertible debt, net of issuance costs	194,376	—
Proceeds from equity offering, net of issuance costs	127,288	160,774
Net cash provided by financing activities	223,217	162,487
Net change in cash, cash equivalents and restricted cash	158,295	157,625
Cash, cash equivalents and restricted cash, beginning of period	173,016	9,811
Cash, cash equivalents and restricted cash, end of period	$331,311	$167,436

See the accompanying notes to the unaudited consolidated financial statements.

	Six Months Ended June 30,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$295,281	$167,436
Restricted cash, non-current	36,030	—
Total cash, cash equivalents and restricted cash	$331,311	$167,436

Supplemental disclosure of cash flow information:
Interest paid	$1,562	$3,178
Income taxes paid, net	$89	$235
Supplemental disclosure of non-cash investing and financing information:
Working capital adjustment related to acquisition	$—	$1,977
Equipment acquired under financing obligations	$428	$2,702
Property and equipment included in accounts payable	$2,487	$970

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Nature of the Business, Basis of Presentation and Significant Accounting Policies
Nature of the Business
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
Unaudited Interim Financial Information
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
Principles of Consolidation
The Company reports its activities in two operating segments; the Clinical Services Segment and the Pharma Services Segment. These reportable segments deliver testing services to hospitals, pathologists, oncologists, clinicians, pharmaceutical firms and researchers and represents 100% of the Company’s consolidated assets, net revenues and net income for each period presented. For further financial information about these segments see Note 14. Segment Information, in the accompanying notes to the consolidated financial statements.
The Company determines whether investments in affiliates are a Variable Interest Entity (“VIE”) at the start of each new venture and when a reconsideration event has occurred. A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) and is determined to be the primary beneficiary. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The Company accounts for its investments that are under 20% of the total equity outstanding and for which the Company does not have significant influence by applying the cost method. Investments that are under 20% of the total equity outstanding and for which the entity does have significant influence are accounted for using the equity method unless a scope exception is applicable. Investments in which the Company holds a non-controlling interest and are between 20-50% equity are accounted for using the equity method. For any investments in which the Company holds over 50% of the outstanding stock, or for investments in which the Company controls the investee, the Company consolidates those entities into their consolidated financial statements.
COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and the disease has since spread across the world, including the United States. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially adversely affecting the Company’s employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition and cash flows are likely to continue to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.
Coronavirus Aid, Relief, and Economic Security Act

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Federal government passed legislation and the President of the United States signed into law on March 27, 2020, known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On April 10, 2020, the U.S Department of Health & Human Services (“HHS”) announced that Medicare-enrolled providers would receive a portion of a direct deposit disbursement totaling $50 billion. The $50 billion is part of a $100 billion Public Health and Emergency Fund created by the CARES Act and payments made are intended to reimburse healthcare providers for health care related expenses or lost revenues attributable to COVID-19 and are not required to be repaid provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing for COVID-19 patients. In the absence of specific guidance to account for government grants under GAAP, the Company accounts for such grants in accordance with international accounting standards for government grants. Such amounts are recognized when there is reasonable assurance that the Company will (1) comply with the conditions associated with the grant and (2) receive the grant.
For the three and six month periods ended June 30, 2020, the Company recognized $7.9 million in grant income related to the CARES Act. CARES Act grant income is classified in “Other (income) expense, net”, on the Consolidated Statements of Operations. There was no grant income recognized for the three-month and six-month periods ended June 30, 2019.
Additionally, the CARES Act permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of June 30, 2020, the accrued deferred social security taxes related to the CARES Act were $2.1 million. This amount was recorded in “Other long-term liabilities” on the Consolidated Balance Sheets. There were no such amounts recorded on the Consolidated Balance Sheets as of December 31, 2019.
Note 2. Recently Adopted and Issued Accounting Guidance
Recently Adopted Accounting Guidance
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (“Topic 230”): Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and restricted cash. ASU 2016-08 was effective for fiscal years beginning after December 15, 2017, including interim periods within those periods, using a retrospective transition method to each period presented. As a result, restricted cash of approximately $36 million as of June 30, 2020 is included in cash and cash equivalents when reconciling the beginning and ending balances in the Consolidated Statements of Cash Flows. Please refer to Note 3. Leases, for additional information regarding the use of restricted cash. There were no restricted cash balances in any reportable period prior to January 2020.
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
Accounting Pronouncements Pending Adoption
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides for temporary optional expedients and exceptions to the current guidance on certain contract modifications and hedging relationships to ease the burdens related to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) or other reference rates to alternative reference rates. The guidance is effective upon issuance and can be applied through December 31, 2022. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (“Topic 321”), Investments-Equity Method and Joint Ventures (“Topic 323”) and Derivatives and Hedging (“Topic 815”) (ASU 2020-01). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for the equity method investments in Topic 323 and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for fiscal

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

years beginning after December 15, 2020 on a prospective basis and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“Topic 740”), which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740 and clarifies certain other aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020 on a prospective basis and early adoption is permitted. The Company is currently evaluating the impact of the provisions of this standard on the Company’s Consolidated Financial Statements.
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
As of June 30, 2020, the maturities of our operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (in thousands):

Remaining Lease Payments
Remainder of 2020	$2,984
2021	7,706
2022	5,431
2023	5,289
2024	5,349
Thereafter	37,569
Total remaining lease payments	64,328
Less: imputed interest	(15,308)
Total operating lease liabilities	49,020
Less: current portion	(4,496)
Long-term operating lease liabilities	$44,524
Weighted-average remaining lease term (in years)	12.0
Weighted-average discount rate	4.4%

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes additional supplemental data related to our operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs	$2,172	$1,547	$4,277	$3,094

	Six Months Ended June 30,
	2020	2019
Right-of-use assets obtained in exchange for operating lease liabilities	$24,071	$18,563
Cash paid for operating leases	$3,354	$1,863
Lease contracts that have been executed but have not yet commenced are excluded from the tables above. As of June 30, 2020 the Company has entered into $34.6 million of contractually binding minimum lease payments for leases executed but not yet commenced. This amount primarily relates to the lease of the laboratory and headquarters facility in Fort Myers, Florida that is expected to commence in 2021. In addition to the minimum lease payments, the Company will pay approximately $25 million relating to the construction of the underlying assets and approximately $17 million in leasehold improvements. These amounts were placed into separate construction disbursement escrow accounts and are initially classified as “Restricted cash, non-current”, on the Consolidated Balance Sheets. Disbursements to the landlord will take place from time to time to pay for the costs of the landlord’s work. These disbursements will be classified as a prepaid lease asset or leasehold improvements, as appropriate, until the lease commences. Upon lease commencement, the prepaid lease asset will be included in the calculation of the right-of-use asset and the leasehold improvements will be placed in service. Construction of the infrastructure of this facility commenced in the first quarter of 2020. The Company is not expected to control the underlying assets during the construction period and therefore is not considered the owner of the underlying assets for accounting purposes.
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
The Company also enters into other contracts, such as validation studies, for which the sole deliverable is a final report that is sent to sponsors at the completion of contracted activities. For these contracts, revenue is recognized at a point in time upon delivery of the final report to the sponsor. Any contracts that contain multiple performance obligations and include both units-

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

of-service and point-in-time deliverables are accounted for as separate performance obligations and revenue is recognized as previously disclosed. The Company negotiates billing schedules and payment terms on a contract-by-contract basis. While the contract terms generally provide for payments based on a unit-of-service arrangement, the billing schedules, payment terms and related cash payments may not align with the performance of services and, as such, may not correspond to revenue recognized in any given period.
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

The following table summarizes the values of contract assets, capitalized commissions and contract liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Current pharma contract assets (1)	$1,255	$1,000
Long-term pharma contract assets (2)	221	153
Total pharma contract assets	$1,476	$1,153

Current pharma capitalized commissions (1)	$183	$133
Long-term pharma capitalized commissions (2)	820	798
Total pharma capitalized commissions	$1,003	$931

Current pharma contract liabilities	$3,570	$1,610
Long-term pharma contract liabilities (3)	631	1,171
Total pharma contract liabilities	$4,201	$2,781
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
Pharma contract assets increased $0.3 million, or 28%, from December 31, 2019 to June 30, 2020. Pharma contract liabilities increased $1.4 million, or 51%, during the same period, while capitalized commissions increased slightly. Revenue recognized for the three and six months ended June 30, 2020 related to Pharma contract liability balances outstanding at the beginning of the period was $0.4 million and $1.6 million, respectively. Amortization of capitalized commissions for both three and six months ended June 30, 2020 was $0.1 million and $0.3 million, respectively.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Clinical Services:
Client direct billing	$45,244	$54,008	$99,535	$103,243
Commercial Insurance	15,148	20,894	37,142	41,802
Medicare and Medicaid	13,541	13,719	30,024	29,581
Self-Pay	(49)	361	165	566
Total Clinical Services	$73,884	$88,982	$166,866	$175,192
Pharma Services:	13,093	12,731	26,141	22,098
Total Revenue	$86,977	$101,713	$193,007	$197,290

Note 5. Acquisition
On January 10, 2020 (the “Acquisition Date”), the Company acquired the Oncology Division assets of Human Longevity, Inc. (“HLI - Oncology”) for a purchase price consisting of cash consideration of $37 million. Acquisition and integration costs related to HLI - Oncology were approximately $0.1 million and $1.4 million for the three and six months ended June 30, 2020, respectively, and are reported as general and administrative expenses in the Company's Consolidated Statements of Operations.
HLI - Oncology performs Next-Generation Sequencing for pharmaceutical customers. The acquisition of HLI - Oncology adds whole exome and whole genome sequencing capabilities to the Company's current Pharma Services offerings. Revenue related to HLI - Oncology is reported in the Pharma Services segment. The acquisition included assets, primarily consisting of lab equipment, inventory, maintenance agreements for acquired equipment, backlog contracts with HLI - Oncology's customers, as well as HLI - Oncology’s molecular workforce that is experienced with Next-Generation Sequencing.
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
(2) The goodwill arising from the acquisition of HLI - Oncology is the amount the Company paid in excess of the fair value of the net assets acquired and was primarily for (i) the expected future cash flows derived from the existing business capabilities and infrastructure, (ii) expanding the Company's scientific expertise as a leading provider of Pharma Services and Next-Generation Sequencing and (iii) an enhanced Pharma Services menu including germline, whole exome and whole genome sequencing. All of the goodwill resulting from the acquisition of HLI - Oncology is expected to be deductible for income tax purposes.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Goodwill and Intangible Assets
Goodwill as of June 30, 2020 and December 31, 2019 was $210.8 million and $198.6 million, respectively.
Intangible assets consisted of the following as of (in thousands):

		June 30, 2020
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	84-180 months	143,371	30,997	112,374
Trade Name - Indefinite-lived	—	13,447	—	13,447
Total		$156,818	$30,997	$125,821

		December 31, 2019
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	12-24 months	$3,679	$3,679	$—
Non-Compete Agreement	24 months	27	27	—
Customer Relationships	180 months	139,271	26,078	113,193
Trade Name - Indefinite-lived	—	13,447	—	13,447
Total		$156,424	$29,784	$126,640

The Company recorded approximately $2.5 million in straight-line amortization expense of intangible assets for both the three months ended June 30, 2020 and 2019 and approximately $4.9 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively. The Company records amortization expense as a general and administrative expense.
The estimated amortization expense related to amortizable intangible assets for each of the four succeeding fiscal years and thereafter as of June 30, 2020 is as follows (in thousands):

Remainder of 2020	$4,935
2021	9,870
2022	9,870
2023	9,870
2024	9,870
Thereafter	67,959
Total	$112,374

Note 7. Debt
The following table summarizes the long-term debt, net at June 30, 2020 and December 31, 2019 (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2020	December 31, 2019
1.25% Senior Convertible Notes due 2025
Principal	$201,250	$—
Unamortized debt discount	(36,086)	—
Unamortized debt issuance costs	(621)	—
Total 1.25% Senior Convertible Notes due 2025	164,543	—
Term loan
Principal	$—	$97,500
Unamortized debt issuance costs	—	(671)
Total term loan	—	96,829

Financing obligations	6,369	8,631
Total debt	$170,912	$105,460
Less: Current portion of long-term debt	—	(5,000)
Less: Current portion of financing obligations	(4,458)	(5,432)
Total long-term debt, net	$166,454	$95,028

The carrying value of the Company’s term loan and financing obligations approximates fair value based on the current market conditions for similar instruments.
1.25% Convertible Senior Notes
On May 4, 2020 (the “Closing Date”), the Company completed the sale of $201.3 million of Convertible Senior Notes with a stated interest rate of 1.25% and a maturity date of May 1, 2025 (the “Convertible Notes”), unless earlier converted, redeemed, or repurchased. The Convertible Notes were issued at a discounted price of 97% of their principal amount. The total net proceeds from the issuance of the Convertible Notes and exercise of the Over-allotment Option was approximately $194.4 million, which includes approximately $6.9 million of discounts, commissions and offering expenses paid by the Company. On May 4, 2020, the Company entered into an Indenture (the “Indenture”), with U.S. Bank National Association, as trustee (the “Trustee”), governing the Convertible Notes.
Prior to February 1, 2025, noteholders may convert their Convertible Notes at their option, only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after February 1, 2025 until the close of business on the business day immediately preceding the maturity date, noteholders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the Convertible Notes is 27.5198 shares of common stock per $1,000 in principal amounts of Convertible Note, equivalent to an initial conversion price of approximately $36.34 per share of common stock. The conversion rate is subject to adjustment as described in the Indenture. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, the Company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. For purposes of calculating earnings per share, if the average market price of the Company's common stock exceeds the applicable conversion price during the periods reported, shares contingently issuable under the Convertible Notes will have a dilutive effect to the common stock. Since the conversion price of $36.34 exceeded the Company's closing common stock price of $30.98 at the end of the period, the if-converted value did not exceed the principal amount of the Convertible Notes at June 30, 2020.
The Company may not redeem the Convertible Notes prior to May 6, 2023. The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after May 6, 2023 if the last reported sale price of its common stock has

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date of notice by the Company of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes.
If an event involving bankruptcy, insolvency or reorganization events with respect to the Company occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Convertible Notes then outstanding will immediately become due and payable. If any other default event occurs and is continuing, then noteholders of at least 25% of the aggregate principal amount of the Convertible Notes then outstanding, by notice to the Company, may declare the principal amount of, and all accrued and unpaid interest on, all of the Convertible Notes then outstanding to become due and payable immediately. If the Company undergoes a “fundamental change” as defined in the Indenture, then noteholders may require the Company to repurchase their Convertible Notes at a cash repurchase price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
The Convertible Notes are the Company’s senior, unsecured obligations and will be equal in right of payment with its existing and future senior, unsecured indebtedness, senior in right of payment to its existing and future indebtedness that is expressly subordinated to the Convertible Notes and effectively junior to its existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The Convertible Notes will be structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of its subsidiaries.
The interest expense recognized on the Convertible Notes includes $0.4 million, $0.9 million and $19,100 for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively, for both the three and six months ended June 30, 2020. The effective interest rate on the Convertible Notes is 5.5%, which includes the interest on the Convertible Notes and amortization of the debt discount and debt issuance costs. Interest on the Convertible Notes began accruing upon issuance and is payable semi-annually.
The Convertible Notes are accounted for as separate liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The equity component of the Convertible Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability of the Convertible Notes on the date of issuance. At the Closing Date, the equity component representing the conversion option was determined to be $21.6 million, net of tax, and was initially recorded by deducting the carrying value of the liability component from the initial proceeds from the Convertible Notes. The excess of the principal amount of the Convertible Notes over the carrying amount of the liability component represents a debt discount that is amortized to interest expense over the term of the Convertible Notes under the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Prior Senior Secured Credit Agreement
On May 4, 2020, the Company terminated its Senior Secured Credit Agreement (the “Prior Senior Secured Credit Agreement”) and used $96.3 million of the net proceeds from the Convertible Notes to repay all outstanding amounts owed thereunder.
On June 27, 2019 (the “Prior Closing Date”), the Company entered into the Prior Senior Secured Credit Agreement with PNC Bank National Association (“PNC”), as administrative agent, and the lenders party thereto. The Prior Senior Secured Credit Agreement provided for a $100.0 million revolving credit facility (the “Prior Revolving Credit Facility”), a $100.0 million term loan facility (the “Prior Term Loan Facility”), and a $50.0 million delayed draw term loan (the “Prior Delayed Draw Term Loan”).
Borrowings under the Prior Senior Secured Credit Agreement bore interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) the Adjusted LIBOR rate for the relevant interest period, as defined within the agreement (2) an alternate base rate determined by reference to the greatest of (a) the federal funds rate for the relevant interest period plus 0.5% per annum, (b) the prime lending rate of PNC and (c) the daily LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin ranged from 1.25% to 2.25% for LIBOR loans and 0.25% to 1.25% for base rate loans, in each case based on NeoGenomics’ Consolidated Leverage Ratio (as defined in the New Credit Agreement). Interest on borrowings under the New Credit Agreement was payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. The Company had previously entered into an interest rate swap agreements to hedge against changes in the variable rate for a portion of our long term debt. See Note 8. Derivative Instruments and Hedging Activities, for more information on these instruments.
The Prior Revolving Credit Facility included a $10.0 million swing loan sublimit, with swing loans that bore interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Prior Revolving Credit Facility was due and payable on June 27, 2024 or such earlier date as the obligations under the Prior Senior Secured Credit Agreement became due and payable pursuant to the terms of the Prior Senior Secured Credit Agreement. No amounts were outstanding under the Prior Revolving Credit Facility as of December 31, 2019.
Principal payments on the Prior Term Loan Facility were due on the last day of each fiscal quarter with an annual principal amortization of 5% in the first year, 5% in the second year, 7.5% in the third year, 7.5% in the fourth year, and 10% in each year thereafter, with the remainder due upon maturity on June 27, 2024 or such earlier date as the obligations under the Prior Senior Secured Credit Agreement become due and payable pursuant to the terms of the Prior Senior Secured Credit Agreement.
On December 31, 2019, the Company had current outstanding borrowings under the Prior Term Loan Facility of approximately $5.0 million, and long-term outstanding borrowings of approximately $91.8 million, net of unamortized debt issuance costs of $0.7 million. In association with the early termination of the debt, the Company incurred a loss on the extinguishment of debt of $1.4 million.
In addition to paying interest on outstanding principal under the Prior Senior Secured Credit Agreement, the Company was required to pay a commitment fee in respect of the unutilized portion of the commitments under the Prior Revolving Credit Facility and the Prior Delayed Draw Term Loan. The commitment fee rate ranged from 0.15% to 0.35% depending on NeoGenomics’ Consolidated Leverage Ratio. The Company also paid customary letter of credit and agency fees.
The Prior Term Loan Facility contained various covenants including entering into certain indebtedness; ability to incur liens and encumbrances; make certain restricted payments, including paying dividends on its equity securities or payments to redeem, repurchase or retire its equity securities; enter into certain burdensome agreements; make investments, loans and acquisitions; merge or consolidate with any other person; dispose of assets; enter into certain sale and leaseback transactions; engage in transactions with its affiliates, and materially alter the business it conducts. In addition, the Company was required to meet certain maximum leverage ratios and fixed charge coverage ratios as of the end of each fiscal quarter.
The Prior Term Loan Facility required the Company to mandatorily prepay the Prior Term Loan Facility and amounts borrowed under the Prior Revolving Credit Facility with (i) 100% of net cash proceeds from certain sales and dispositions, subject to certain reinvestment rights, and (ii) 100% of net cash proceeds from certain issuances or incurrences of additional debt.
Financing Obligations
The Company has entered into loans with various banks to finance the purchase of laboratory equipment, office equipment and leasehold improvements. These loans mature at various dates through 2022 and the weighted average interest rate under such loans was approximately 4.91% as of June 30, 2020 and 4.64% as of December 31, 2019.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturities of Long-Term Debt
Maturities of long-term debt as of June 30, 2020 are summarized as follows (in thousands):

	1.25% Convertible Senior Notes	Financing Obligations	Total Long-Term Debt
Remainder of 2020	$—	$2,543	$2,543
2021	—	2,880	2,880
2022	—	895	895
2023	—	51	51
2024	—	—	—
2025	165,164	—	165,164
Total Debt	165,164	6,369	171,533
Less: Current portion of long-term debt	—	(4,458)	(4,458)
Less: Debt issuance costs	(621)	—	(621)
Long-term debt, net	$164,543	$1,911	$166,454

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Derivative Instruments and Hedging Activities
As of June 30, 2020, the Company did not have any outstanding interest rate swap agreements. In June of 2018, the Company entered into an interest rate swap agreement to reduce the Company’s exposure to interest rate fluctuations on the Company’s variable rate debt obligations. This derivative financial instrument was accounted for at fair value as a cash flow hedge to effectively modify the Company’s exposure to interest rate risk by converting a portion of its prior floating rate debt to a fixed rate obligation, thus reducing the impact of interest rate changes on interest expense.
Under the swap agreement, the Company received a variable rate of interest based on LIBOR and paid a fixed rate of interest. The following table summarizes the previous interest rate swap agreement.

	June 2018 Hedge
Notional Amount	$70	million
Effective Date	June 29, 2018
Index	One month LIBOR
Maturity	December 31, 2021
Fixed Rate	2.98%

As discussed in Note 7, concurrently with the closing of the Convertible Notes, the proceeds from this transaction were used to pay off all amounts outstanding under our Prior Senior Secured Credit Agreement, after which the Company had no outstanding debt with variable rate interest. On May 1, 2020, the remaining obligation to make any further payments under the swap agreement was terminated. As a result of the termination, the company paid a termination fee of $3.3 million, which is included within Loss on Termination of Cash Flow Hedge in the Consolidated Statements of Operations.
As of December 31, 2019, the fair value of the derivative financial instruments included in other long-term liabilities was approximately $2.0 million. Fair value adjustments were historically recorded as an adjustment to Accumulated Other Comprehensive Income (“AOCI”), except that any gains and losses on ineffectiveness of the interest rate swap were recorded as an adjustment to “Other (income) expense, net”. In the second quarter of 2020, upon termination of the interest rate swap, the accumulated losses of $2.7 million, net of tax, related to the interest rate swap were reclassified from AOCI to Loss on Termination of Cash Flow Hedge in the Consolidated Statements of Operations.
Note 9. Equity
Underwritten Public Equity Offering
On April 29, 2020, the Company entered into an underwriting agreement relating to the issuance and sale of 4,400,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock Offering”). The price to the public in this offering was $28.50 per share and the Company sold the shares to the Underwriters at the public offering price, less underwriting discounts and commission of $1.71 per share. Under the terms of the underwriting agreement, the Company also granted the Underwriters a 30-day option to purchase up to 660,000 additional shares of Common Stock at the public offering price, less underwriting discounts and commissions. The net proceeds to the Company from the Common Stock Offering were approximately $117.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company of approximately $7.5 million.
On May 29, 2020, the Underwriters partially exercised their option and on June 3, 2020, purchased an additional 351,500 shares. The net proceeds related to the option exercise were approximately $9.4 million, after deducting underwriting commissions of approximately $0.6 million.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Stock-Based Compensation
The Company recorded approximately $2.6 million and $2.3 million in stock-based compensation expense for the three months ended June 30, 2020 and 2019, respectively, and approximately $4.8 million and $4.5 million in stock-based compensation expense for the six month periods ended June 30, 2020 and 2019, respectively.
A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2019	5,318,759	$9.97
Options granted	816,428	$28.09
Less:
Options exercised	691,299	$7.42
Options forfeited	57,659	$14.72
Options outstanding at June 30, 2020	5,386,229	$13.01
Exercisable at June 30, 2020	3,101,808	$8.66
The fair value of each stock option award granted during the six months ended June 30, 2020 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

Six Months Ended June 30, 2020
Expected term (in years)	4.0 - 5.5
Risk-free interest rate (%)	0.7%
Expected volatility (%)	39.9% - 44.5%
Dividend yield (%)	—
Weighted average fair value/share at grant date	$8.81

As of June 30, 2020, there was approximately $8.8 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.46 years.

A summary of the restricted stock activity under the Company’s plans for the six months ended June 30, 2020 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	335,298	$15.75
Granted	143,177	$28.15
Vested	(166,836)	$12.81
Forfeited	(4,919)	$20.34
Nonvested at June 30, 2020	306,720	$23.06

As of June 30, 2020, there was approximately $5.0 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.48 years.
Employee Stock Purchase Plan (“ESPP”)
The Company offers an ESPP through which eligible employees may purchase shares of our common stock at a discount of 15% of the fair market value of the Company’s common stock.
During the three months ended June 30, 2020 and 2019, employees purchased 41,058 and 37,255 shares, respectively, under the ESPP. The expense recorded for each of these periods was approximately $0.2 million. During the six months ended June 30, 2020 and 2019, employees purchased 75,388 and 73,287 shares, respectively, under the ESPP. The expense recorded for these periods was approximately $0.4 million and $0.3 million, respectively.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11. Net (Loss) Income Per Share
We present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net income (loss)” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if our Convertible Notes were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of our common stock. The potential dilution from conversion of the Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of our common stock issuable upon conversion of the Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).
The following table shows the calculations for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator (both basic and diluted)
Net (loss) income	$(6,824)	$1,991	$(13,802)	$(433)

Denominator
Basic weighted average shares outstanding	107,887	98,297	106,209	96,734
Dilutive effect of stock options	—	3,709	—	—
Dilutive effect of restricted stock awards	—	330	—	—
Dilutive effect of Convertible Notes	—	—	—	—
Diluted weighted average shares outstanding	107,887	102,336	106,209	96,734

Basic net (loss) income per share	$(0.06)	$0.02	$(0.13)	$0.00
Diluted net (loss) income per share	$(0.06)	$0.02	$(0.13)	$0.00

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	2,870,633	—	2,944,330	3,404,296
Restricted stock awards	280,734	—	236,917	259,805
Convertible Notes	3,773,388	—	1,886,694	—

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12. Related Party Transactions
On May 22, 2020, the Company formed a strategic alliance with Inivata Limited, a company incorporated in England and Wales (“Inivata”), and entered into a Strategic Alliance Agreement and Laboratory Services Agreement whereas Inivata will render and perform certain laboratory testing which the Company will make available to customers. The terms and conditions of the Laboratory Services Agreement are consistent with those that would be negotiated between willing parties on an arm's length basis. Related party transactions related to Inivata for the second quarter were immaterial.
In addition, the Company and Inivata entered into a line of credit agreement in the amount of $15 million (the “Line of Credit”). The Line of Credit will be available to be drawn by Inivata beginning on January 1, 2021 and has a maturity date of December 1, 2025. The Line of Credit bears interest at 0% per annum and the unpaid principal balance is payable on January 1, 2026. The Line of Credit is subject to evaluation for current expected credit losses. The impact of such losses were determined to be immaterial for the three and six months ended June 30, 2020.
For further details on the investment made in Inivata, please refer to Note 13. Investment in Non-Consolidated Affiliate.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13. Investment in Non-Consolidated Affiliate
In addition to the Laboratory Services Agreement and Line of Credit, as discussed in Note 12. Related Party Transactions, the Company also entered into an Investment Agreement with Inivata (the “Investment Agreement”), pursuant to which the Company acquired Series C1 Preference Shares (the “Preference Shares”) for $25 million in cash (the “Investment”) resulting in a minority interest in Inivata’s outstanding equity and an Option Deed which provides the Company with an option to purchase Inivata (the “Purchase Option”). The Investment will be made in two equal installments, with the initial installment made in May 2020 and the second installment expected to occur in August 2020.
Inivata is a VIE and the Company's investment is under 20% of the total equity outstanding. The Company does not control Inivata, but does have significant influence over Inivata. However, because the Preference Shares were determined to not be in-substance common stock, and because the Preference Shares and the Purchase Option do not have readily determinable fair values, the Company has elected to measure the Preference Shares and the Purchase Option at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There were no such events and the Company determined no adjustments to the carrying amounts of the Preference Shares and the Purchase Option were necessary at June 30, 2020.
Upon acquisition, the Investment was allocated between the Preference Shares and the Purchase Option based on the relative fair value of each and is recorded, along with associated transaction costs, as “Investment in non-consolidated affiliate” on the Consolidated Balance Sheets. At June 30, 2020, the carrying amount of the investment in non-consolidated affiliate is $13.1 million. The value is comprised of $9.6 million in Preference Shares, a $2.9 million Purchase Option and $0.6 million of associated transaction costs.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 14. Segment Information
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
The following table summarizes the segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
Clinical Services	$73,884	$88,982	$166,866	$175,192
Pharma Services	13,093	12,731	26,141	22,098
Total revenue	86,977	101,713	193,007	197,290

Cost of revenue:
Clinical Services	48,757	46,380	97,680	89,031
Pharma Services	10,214	6,367	20,952	12,178
Total cost of revenue	58,971	52,747	118,632	101,209

Gross Profit:
Clinical Services	25,127	42,602	69,186	86,161
Pharma Services	2,879	6,364	5,189	9,920
Total gross profit	28,006	48,966	74,375	96,081

Operating expenses:
General and administrative	34,613	29,577	70,957	61,719
Research and development	2,105	2,587	4,165	3,796
Sales and marketing	10,195	12,324	23,453	23,540
Total operating expenses	46,913	44,488	98,575	89,055
(Loss) income from operations	(18,907)	4,478	(24,200)	7,026
Interest expense, net	1,548	1,304	2,367	3,130
Other (income) expense, net	(7,405)	(10)	(7,628)	5,159
Loss on extinguishment of debt	1,400	1,018	1,400	1,018
Loss on termination of cash flow hedge	3,506	—	3,506	—
(Loss) income before taxes	(17,956)	2,166	(23,845)	(2,281)
Income tax (benefit) expense	(11,132)	175	(10,043)	(1,848)
Net (loss) income	$(6,824)	$1,991	$(13,802)	$(433)

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
COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and the disease has since spread across the world, including the United States. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially adversely affecting the Company’s employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition and cash flows are likely to continue to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.
The impact from the COVID-19 pandemic and the related disruptions have had a material adverse impact on our results of operations, volume growth rates and clinical test volumes in the first half of 2020. Clinical test volume, excluding COVID-19 Polymerase Chain Reaction (“PCR”) tests, was down approximately 18% in the second quarter and approximately 6% in the first half of 2020. Demand may continue to decrease to historically low levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business disruption, reduced revenues and number of tests, any of which could materially affect our business, financial condition, and results of operations.
We have implemented significant actions to protect our employees and maintain a safe environment while maintaining a continuity of critical oncology testing for cancer patients. Among other actions, we have de-densified our laboratories and facilities, adjusted laboratory shifts, restricted visitors to facilities, restricted employee travel, implemented an Emergency Paid Time Off policy, provided remote work-environment training and support, and managed its supply chains. Importantly, all main laboratory facilities have remained open and there has been an uninterrupted continuity of high-quality testing services for clients. The Company's top priority remains the health and safety of employees and continued quality and service for all clients with a focus on patient care. We are positioned to recover from the effects of the COVID-19 pandemic. The addition of COVID-19 PCR testing capabilities and our broad test menu enables our sales teams to identify opportunities for increasing revenues.
For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.
Overview
We operate a network of cancer-focused testing laboratories in the United States, Europe and Asia. Our mission is to improve patient care through exceptional cancer-focused testing services. Our vision is to become the World’s leading cancer testing and information company by delivering uncompromising quality, exceptional service and innovative solutions.
As of June 30, 2020, the Company had laboratory locations in Fort Myers and Tampa, Florida; Aliso Viejo, Carlsbad, Fresno and San Diego, California; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; Rolle, Switzerland and Singapore. The Company currently offers the following types of testing services:
a.Cytogenetics (“karyotype analysis”) – the study of normal and abnormal chromosomes and their relationship to disease. Cytogenetics involves analyzing the chromosome structure to identify changes from patterns seen

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in normal chromosomes. Cytogenetic studies are often performed to provide diagnostic, prognostic and occasionally predictive information for patients with hematological malignancies.
b.Fluorescence In-Situ Hybridization (“FISH”) – a molecular cytogenetic technique that focuses on detecting and localizing the presence or absence of specific DNA sequences and genes on chromosomes. The technique uses fluorescent probes that bind to only those parts of the chromosome with which they show a high degree of sequence similarity. Fluorescence microscopy is used to visualize the fluorescent probes bound to the chromosomes. FISH can be used to help identify numerous types of gene alterations, including amplifications, deletions, and translocations.
c.Flow cytometry – a technique utilized to measure the characteristics of cell populations. Typically performed on liquid samples such as peripheral blood and bone marrow aspirate, it may also be performed on solid tissue samples such as lymph nodes following additional processing steps. Cells are labeled with selective fluorescent antibodies and analyzed as they flow in a fluid stream through a beam of light. The properties measured in these antibodies include the relative size, relative granularity or internal complexity, and relative fluorescence intensity. These fluorescent antibodies bind to specific cellular antigens and are used to identify abnormal and/or malignant cell populations. Flow cytometry is typically utilized in diagnosing a wide variety of hematopoietic and lymphoid neoplasms. Flow cytometry is also used to monitor patients during the course of therapy to identify extremely low levels of residual malignant cells, known as minimal residual disease (MRD) monitoring.
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
e.Molecular testing – a rapidly growing field which includes a broad range of laboratory techniques utilized in cancer testing. Most molecular techniques rely on the analysis of DNA and/or RNA, as well as the structure and function of genes at the molecular level. Molecular testing technologies include: liquid biopsy tests for advanced non-small cell lung cancer, all solid tumor types (pan-cancer), and certain breast cancer cases; DNA fragment length analysis; polymerase chain reaction (PCR) analysis; reverse transcriptase polymerase chain reaction (RT-PCR) analysis, real-time (or quantitative) polymerase chain reaction (qPCR) analysis; bi-directional Sanger sequencing analysis; and next-generation sequencing (NGS) analysis.
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
NeoGenomics is a leading provider of Molecular and next-generation sequencing (“NGS”) testing. These tests are interpreted by NeoGenomics’ team of Molecular experts and are often ordered in conjunction with other testing modalities. NGS panels are one of our fastest growing testing areas and clients can often receive a significant amount of biomarker information from very

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. NeoGenomics has one of the broadest Molecular menus in the industry and our targeted NeoTYPE panels include genes relevant to a particular cancer type, as well as other complementary tests such as immunohistochemistry and FISH. This comprehensive menu means that NeoGenomics can be a “one-stop shop” for our clients who can get all of their oncology testing needs satisfied by our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. NeoGenomics expects our Molecular laboratory and NGS capabilities to be a key growth driver in the coming years.
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
2020 Focus Areas:
We are committed to improving patient care while being an innovative leader in our industry. Over the past two years we have grown our business organically as well as through the acquisition of Genesis Acquisition Holding Corp (“Genesis”), and its

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

wholly owned subsidiary, Genoptix, Inc. (“Genoptix”, and collectively with its subsidiaries and Genesis, referred to herein as “Genoptix”) in December of 2018, as well as the acquisition of the Oncology Division assets of Human Longevity, Inc. (“HLI - Oncology”) in January of 2020. Our focus for 2020 includes initiatives to drive profitable growth while pursuing innovation and maintaining exceptional service levels. We expect these initiatives to allow the Company to continue becoming one of the world’s leading cancer testing and information company.
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
Our broad and innovative test menu of molecular, including NGS, immunohistochemistry, and other testing has helped make us a “one-stop shop” for many clients who value that all of their testing can be sent to one laboratory. We will continue to look for growth opportunities through mergers and/or acquisitions and are focused on strategic opportunities that would be complementary to our menu of services and would increase our earnings and cash flow in the short to medium time frame. We are also focused on investing in business development and informatics capabilities to partner with our key stakeholders, including patients, providers, payers and pharmaceutical companies to provide solutions to current or near-term problems that they face.
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
World-class Medical and Scientific Team
Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology. As of June 30, 2020, we employed or contracted with over 120 M.D.s and Ph.Ds. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories. Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases. For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to Pharmaceutical companies.
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
We believe we have one of the broadest Molecular and Next-Generation Sequencing test menus in the world. Clients have the ability to order single gene molecular tests, targeted NeoTYPE panels that include the relevant actionable genes for a particular cancer type as well as large NGS panels. Our Pharma Services Division offers a full range of sequencing testing including whole exome sequencing. Our menu enables us to be a true “one-stop shop” for our clients as we can meet all of their oncology testing needs.
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
Results of Operations for the Three and Six Months Ended June 30, 2020 as Compared to the Three and Six Months Ended June 30, 2019
The following table presents the Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.8%	51.9%	61.5%	51.3%
Gross Profit	32.2%	48.1%	38.5%	48.7%
Operating expenses:
General and administrative	39.8%	29.1%	36.7%	31.3%
Research and development	2.4%	2.5%	2.2%	1.9%
Sales and marketing	11.7%	12.1%	12.2%	11.9%
Total operating expenses	53.9%	43.7%	51.1%	45.1%
(Loss) income from operations	(21.7)%	4.4%	(12.6)%	3.6%
Interest expense, net	1.8%	1.3%	1.2%	1.6%
Other (income) expense	(8.5)%	—%	(4.0)%	2.6%
Loss on extinguishment of debt	1.6%	1.0%	0.7%	0.5%
Loss on termination of cash flow hedge	4.0%	—%	1.8%	—%
(Loss) income before taxes	(20.6)%	2.1%	(12.3)%	(1.1)%
Income tax (benefit) expense	(12.8)%	0.1%	(5.2)%	(0.9)%
Net (loss) income	(7.8)%	2.0%	(7.1)%	(0.2)%

Clinical and Pharma Services revenue for the periods presented are as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net revenues:
Clinical Services	$73,884	$88,982	$(15,098)	(17.0)%	$166,866	$175,192	$(8,326)	(4.8)%
Pharma Services	13,093	12,731	362	2.8%	26,141	22,098	4,043	18.3%
Total Revenue	$86,977	$101,713	$(14,736)	(14.5)%	$193,007	$197,290	$(4,283)	(2.2)%

Revenue
Clinical Services revenue for the three and six month period ending June 30, 2020 decreased $15.1 million and $8.3 million when compared to the same period in 2019. Testing volumes also decreased in our clinical testing business by approximately 18.2% and 6.1% and for the three and six month period ending June 30, 2020 compared to the same period in 2019, excluding COVID-19 PCR tests. The decreases in revenue and volume was a result of a decline in overall Clinical Services testing volume related to the COVID-19 pandemic. We are positioned to recover from the effects of the COVID-19 pandemic. The addition of COVID-19 PCR testing capabilities and our broad test menu enables our sales teams to identify opportunities for increasing revenues.
Pharma Services revenue for the three and six month period ended June 30, 2020 increased $0.4 million and $4.0 million compared to the same period in 2019, primarily due to the impact of the acquisition of HLI - Oncology. This growth was partially offset by an overall decrease in revenue due to the COVID-19 pandemic. In addition, our backlog of signed contracts

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

has continued to grow from $130.3 million as of December 31, 2019 to $172.9 million as of June 30, 2020. We expect this backlog to result in higher revenues in future quarters.
The following table shows Clinical Services revenue, cost of revenue, requisitions received and tests performed for the three and six months ended June 30, 2020 and 2019.
Testing revenue and cost of revenue are presented in thousands below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Clinical Services: (1)
Requisitions (cases) received	114,413	144,983	(21.1)%	258,732	282,094	(8.3)%
Number of tests performed	204,844	250,330	(18.2)%	455,220	484,647	(6.1)%
Average number of tests/requisitions	1.79	1.73	3.5%	1.76	1.72	2.3%

Clinical testing revenue	$71,921	$88,982	(19.2)%	$164,903	$175,192	(5.9)%
Average revenue/requisition	$629	$614	2.4%	$637	$621	2.6%
Average revenue/test	$351	$355	(1.1)%	$362	$361	0.3%

Cost of revenue	$47,320	$46,380	2.0%	$96,244	$89,031	8.1%
Average cost/requisition	$414	$320	29.4%	$372	$316	17.7%
Average cost/test	$231	$185	24.9%	$211	$184	14.7%
 (1) Clinical tests exclude requisitions, tests, revenue and costs of revenue for Pharma Services and COVID-19 PCR tests.
Average revenue per test was approximately flat for the three and six months ended June 30, 2020 compared to the corresponding period in 2019.
Cost of Revenue and Gross Profit
Average cost per test increased 24.9% and 14.7% for the three and six month period ended June 30, 2020, compared to the corresponding period in 2019, reflecting a volume reduction due to the COVID-19 pandemic and the fixed nature of many of our laboratory costs. In addition, the Company did not reduce its workforce due to temporary declines in volume related to the COVID-19 pandemic.
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.
The consolidated cost of revenue and gross profit metrics are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2020	2019	% Change	2020	2019	% Change
Cost of revenue:
Clinical Services	$48,757	$46,380	5.1%	$97,680	$89,031	9.7%
Pharma Services	10,214	6,367	60.4%	20,952	12,178	72.0%
Total cost of revenue	$58,971	$52,747	11.8%	$118,632	$101,209	17.2%
Cost of revenue as a % of revenue	67.8%	51.9%		61.5%	51.3%

Gross profit:
Clinical Services	$25,127	$42,602	(41.0)%	$69,186	$86,161	(19.7)%
Pharma Services	2,879	6,364	(54.8)%	5,189	9,920	(47.7)%
Total gross profit	$28,006	$48,966	(42.8)%	$74,375	$96,081	(22.6)%
Gross profit margin	32.2%	48.1%		38.5%	48.7%

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated cost of revenue in dollars increased for the three and six months ended June 30, 2020 when compared to the same period in 2019. Cost of revenue as a percentage of revenue also increased year-over-year. These increases in cost of revenue are largely due to an increase in payroll related costs.
Gross profit margin decreased for the three and six months ended June 30, 2020, compared to the same period in 2019, primarily due to the timing of Pharma Services revenue, higher costs due to the integration of Genoptix and HLI - Oncology and additional testing capacity which was unused due to the impact of the COVID-19 pandemic.
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
Consolidated general and administrative expenses are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
General and administrative	$34,613	$29,577	$5,036	17.0%	$70,957	$61,719	$9,238	15.0%
As a % of revenue	39.8%	29.1%			36.7%	31.3%

General and administrative expenses increased $5.0 million and $9.2 million for the three and six months ended June 30, 2020, compared to the same period in 2019. The increase reflects acquisition costs and incremental expenses related to the acquisition of HLI - Oncology as well as higher payroll and payroll related costs due to increases in personnel to support our near and long-term growth. Acquisition and integration costs related to HLI - Oncology were approximately $0.1 million and $1.4 million for the three and six months ended June 30, 2020.
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
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$2,105	$2,587	$(482)	(18.6)%	$4,165	$3,796	$369	9.7%
As a % of revenue	2.4%	2.5%			2.2%	1.9%

Research and development expenses decreased $0.5 million for the three months ended June 30, 2020 due the timing of project expenses. There was an increase of $0.4 million for the six months ended June 30, 2020 compared to the same period in 2019. This was driven by investments in new test development, particularly in COVID-19 PCR test development, our Next-Generation Sequencing and FDA initiatives.
We anticipate research and development expenditures will increase in future quarters as we invest in innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.
Consolidated sales and marketing expenses for the periods presented are as follows:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing	$10,195	$12,324	$(2,129)	(17.3)%	$23,453	$23,540	$(87)	(0.4)%
As a % of revenue	11.7%	12.1%			12.2%	11.9%

Sales and marketing expenses decreased $2.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2020, when compared to the same period in 2019. This decrease primarily reflects lower commissions paid in addition to a decrease in travel and tradeshow expenses as all travel was halted due to the COVID-19 pandemic. We expect higher commissions expense in the coming years as the sales representatives continue generating new business with a focus on oncology office sales. We expect our sales and marketing expenses over the long term to align with changes in revenue.
Interest Expense, net
Net interest expense is comprised of interest incurred on our term loan, revolving credit facility and our other financing obligations offset by the interest income we earn on cash balances. Net interest expense for the three and six months ending June 30, 2020 increased 18.7%, or $0.2 million and decreased $0.8 million, or 24.4%, respectively, compared to the same period in 2019. This six-month decrease is due to the extinguishment of our Prior Senior Secured Credit Facility.
Other (income) expense, net
For the three and six months ended June 30, 2020, other (income) expense, net, was income of $7.4 million and $7.6 million, respectively. This income primarily relates to the recognition of $7.9 million in grant income related to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) Public Health and Emergency Fund. The Public Health and Emergency Fund created by the CARES Act and payments made are intended to reimburse healthcare providers for health care related expenses or lost revenues attributable to COVID-19 and are not required to be repaid provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing for COVID-19 patients. The stimulus payments were issued to partially offset losses in consolidated revenue due to the impact of the COVID-19 pandemic. For the three and six months ended June 30, 2019, the Company reported income of $0 and expense of $5.2 million, respectively, primarily related to a litigation settlement.
(Loss) Income Per Share
The following table provides consolidated net (loss) income available to common stockholders for each period along with the computation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income available to common shareholders	$(6,824)	$1,991	$(13,802)	$(433)

Basic weighted average shares outstanding	107,887	98,297	106,209	96,734
Diluted weighted average shares outstanding	107,887	102,336	106,209	96,734

Basic net (loss) income per share	$(0.06)	$0.02	$(0.13)	$0.00
Diluted net (loss) income per share	$(0.06)	$0.02	$(0.13)	$0.00

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
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net income from continuing operations before: (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation expense, and, if applicable in a reporting period, (v) acquisition and integration related expenses, (vi) non-cash impairments of intangible assets, (vii) and other significant non-recurring or non-operating (income) or expenses, including any debt financing costs.
The following is a reconciliation of GAAP net (loss) income to Non-GAAP EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net (loss) income (GAAP)	$(6,824)	$1,991	$(13,802)	$(433)
Adjustments to net (loss) income:
Interest expense, net	1,548	1,304	2,367	3,130
Income tax (benefit) expense	(11,132)	175	(10,043)	(1,848)
Amortization of intangibles	2,467	2,543	4,919	5,102
Depreciation	5,937	5,081	12,177	10,352
EBITDA (non-GAAP)	$(8,004)	$11,094	$(4,382)	$16,303
Further adjustments to EBITDA:
Acquisition and integration related expenses	110	512	1,406	1,778
Other significant non-recurring income and expenses (1)	(1,965)	1,018	(1,996)	6,163
Non-cash stock-based compensation expense	2,635	2,313	4,821	4,452
Adjusted EBITDA (non-GAAP)	$(7,224)	$14,937	$(151)	$28,696

(1) Other significant non-recurring income and expenses includes reimbursements received related to the CARES Act, cash flow hedge termination fees, debt retirement fees and other non-recurring items.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the six months ended June 30, 2020 and 2019 as well balances of cash and cash equivalents and working capital:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(5,051)	$1,376
Investing activities	(59,871)	(6,238)
Financing activities	223,217	162,487
Net change in cash, cash equivalents and restricted cash	158,295	157,625
Cash, cash equivalents and restricted cash, beginning of period	$173,016	$9,811
Cash, cash equivalents and restricted cash, end of period	$331,311	$167,436
Working Capital (1), end of period	$357,300	$217,183

(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the six months ended June 30, 2020, cash flows used in operating activities were $5.1 million, a $6.4 million increase compared to the same period in 2019, consisting of a net loss of $13.8 million and the cash flow impact of net increases in cash used for operating assets and liabilities of $23.4 million. Included in the net loss of $13.8 million was grant income of $7.9 million related to the CARES Act. This increase in the use of cash was primarily driven by increases in inventory, prepaid assets, funds distributed for the construction of the new headquarters facility, as well as a decrease in accounts payable. The increase in cash used in operating activities was partially offset by net working capital adjustments to the net loss of $32.2 million. Receivables have decreased year-over-year due to decreases in revenue as well as timing of cash receipts. Inventory increased due to higher spend on materials to mitigate the risk of potential supply chain disruptions resulting from the COVID-19 pandemic. As of June 30, 2020, we have paid $6.1 million related to the construction of the new headquarters facility from the restricted cash escrow account.
Cash Flows from Investing Activities
During the six months ended June 30, 2020, cash used in investing activities was $59.9 million, an increase of approximately $53.6 million compared to the same period in 2019. This was primarily due to the acquisition of the Oncology Division of HLI, the investment made in Inivata, as well as cash used for capital expenditures.
Cash Flows from Financing Activities
During the six months ended June 30, 2020, cash provided by financing activities was $223.2 million compared to $162.5 million in the same period in 2019. Cash provided by financing activities during the six months ended June 30, 2020 consisted of convertible debt proceeds of $194.4 million, net of deferred finance charges, proceeds from the equity offering of $127.3 million and $5.5 million for the net issuance of common stock. This activity was primarily offset by the use of cash in the amounts of $100.6 million for the net repayment of the term loan and other financing obligations and $3.3 million in cash flow hedge terminations fees.
Liquidity Outlook
On May 4, 2020, the Company completed the sale of $175.0 million of 1.25% Convertible Senior Notes due May 2025 (the “Convertible Notes”). And on May 19, 2020, the Underwriters of the Convertible Notes exercised their option to purchase an additional $26.3 million aggregate principal amount of the Convertible Notes (the “Over-allotment Option”) on the same terms and conditions, solely to cover over-allotments with respect to the Convertible Notes offering. The total net proceeds from the issuance of the Convertible Notes and the total exercise of the Over-allotment Option was approximately $194.4 million, which includes approximately $6.9 million of discounts, commissions and offering expenses paid by the Company. For further details regarding the Convertible Notes, please refer to Note 7. Debt, in the accompanying notes to the consolidated financial statements.
In addition, in April 2020, the Company entered into an underwriting agreement relating to the issuance and sale of 4,400,000 shares of the Company’s common stock (“Common Stock Offering”), $0.001 par value per share. The price to the public in this offering was $28.50 per share and the Company agreed to sell the shares to the Underwriters at the public offering price, less underwriting discounts and commission of $1.71 per share. Under the terms of the underwriting agreement, the Company also granted the Underwriters a 30-day option to purchase up to 660,000 additional shares of Common Stock at the public offering price, less underwriting discounts and commissions. In June 2020, closing took place on a partial exercise of the Underwriters’ option and the Company issued the Underwriters an additional 351,500 shares. The proceeds from the Common Stock Offering and partial exercise of the Underwriters’ option were approximately $127.3 million, net of underwriting commissions of approximately $8.1 million.
The Company used $96.3 million of the net proceeds from the offering of the Convertible Notes and the Common Stock Offering to repay all outstanding amounts, including principal, accrued interest and fees, under its Prior Senior Secured Credit Agreement with PNC Bank National Association and intends to use the remainder for general corporate purposes and may use a portion of the net proceeds to acquire or invest in complementary businesses and technologies.
We had approximately $295.3 million in unrestricted cash and cash equivalents as of June 30, 2020. We believe that the cash on hand and cash collections will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months from the issuance of these financial statements.
Capital Expenditures
We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our cash payments for capital expenditures for the year ending December 31, 2020 will be in the range of $25 million to $30 million. During the six months ended June 30, 2020, we purchased, with cash approximately $9.7 million of

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

capital equipment, software and leasehold improvements. We have historically funded and plan to continue funding these capital expenditures with financing obligations, cash, and through bank loan facilities, if necessary.
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
Off-balance Sheet Arrangements
On May 22, 2020, in conjunction with the Investment Agreement, the Company and Inivata entered into a five-year, line of credit agreement in the amount of $15.0 million. The amounts borrowed under the line of credit are contractually limited to the working capital purposes of Inivata, but not towards acquisitions of companies, businesses or undertakings. This line of credit has an availability period beginning on January 1, 2021 and ends one month prior to the final repayment date of January 1, 2026. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the final repayment date. As of June 30, 2020, the Company believes it has sufficient funds to support the line of credit. Please refer to Note 13. Investment in Non-Consolidated Affiliate, in the accompanying notes to the consolidated financial statements, for additional information on our non-consolidated affiliate.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None for the quarterly period ended June 30, 2020.

ITEM 1A. RISK FACTORS
The following risk factors are in addition to the risks described in the Company’s Form 10-K under Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the for the year ended December 31, 2019, as filed with the SEC on February 28, 2020, and in Part II, Item 1A. included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 as filed with the SEC on April 29, 2020. The effects of the events and circumstances described in the following risk factors may heighten the risks contained in the Company’s Form 10-K.
Additional Risk Factors Related to Indebtedness
In April 2020, we issued $201.3 million aggregate principal amount of 1.25% Convertible Senior Notes due May 2025 (the “Convertible Notes”).
Servicing our Convertible Notes will require a significant amount of cash. We may not have sufficient cash flow from our business to pay our obligations under the notes.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may not have the ability to raise the funds necessary to settle conversions of the notes in cash or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.
Holders of the notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the occurrence of the fundamental change may also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.
The conditional conversion feature of the Convertible Notes, when triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity.
In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

The accounting method for reflecting the Convertible Notes on our balance sheet, accruing interest expense for the Convertible Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
We expect that, under applicable accounting principles, the initial liability carrying amount of the Convertible Notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for unconvertible debt. We will reflect the difference between the net proceeds from the sale of the Convertible Notes and the initial carrying amount as a debt discount for accounting purposes, which is amortized into interest expense over the term of the Convertible Notes. As a result of this amortization, the interest expense to be recognized for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which results in lower reported net income. The lower reported income resulting from this accounting treatment could depress the trading price of our common stock and the Convertible Notes.
In addition, under certain circumstances we may be eligible to use the treasury stock method to reflect the shares underlying the Convertible Notes in our diluted earnings per share. Under this method, if the conversion value of the Convertible Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the Convertible Notes were converted and that we issued shares of our common stock to settle the excess. However, if reflecting the Convertible Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Convertible Notes does not exceed their principal amount for a reporting period, then the shares underlying the Convertible Notes will not be reflected in our diluted earnings per share. In addition, if accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline. For example, in July 2019, the Financial Accounting Standards Board published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the Convertible Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Convertible Notes and could materially reduce our reported working capital.
Conversion of the Convertible Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the price of our common stock.
The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon such conversion. The Convertible Notes are currently convertible and may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None for the quarterly period ended June 30, 2020.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	43	$28.41	—	—
May 1, 2020 - May 31, 2020	29,278	28.14	—	—
June 1, 2020 - June 30, 2020	—	—	—	—
Total	29,321	$28.14	—	—

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
10.1
Underwriting Agreement, dated April 29, 2020, among the Company and Morgan Stanley & Co. LLC, BofA Securities, Inc., and SVB Leerink LLC, as representatives of the several underwriters named therein related to the Common Stock. (Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May 4, 2020.)

10.2
Underwriting Agreement, dated April 29, 2020, among the Company and Morgan Stanley & Co. LLC, BofA Securities, Inc., and SVB Leerink LLC, as representatives of the several underwriters named therein related to the Convertible Notes. (Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May 4, 2020.)

10.3
Indenture, dated May 4, 2020, by and between the Company and U.S. Bank National Association, as Trustee (Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May 4, 2020.)

10.4	Form of 1.25% Senior Convertible Note Due 2025. (Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May 4, 2020.)

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Income (Loss) and (v) related notes

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (included within Exhibit 101 attachments)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2020	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chairman and Chief Executive Officer

	By:	/s/ Kathryn B. McKenzie
	Name:	Kathryn B. McKenzie
	Title:	Chief Financial Officer