Form 10-Q
period 2020-09-30
NEOGENOMICS INC
filed 2020-10-29
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of October 27, 2020, the registrant had 111,029,644 shares of Common Stock, par value $0.001 per share outstanding.

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
•Our ability to manage the quality of our investment portfolio;
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$233,233	$173,016
Marketable securities, at fair value	50,375	—
Accounts receivable, net	103,697	94,242
Inventories	20,643	14,405
Prepaid assets	10,459	6,327
Other current assets	3,968	2,748
Total current assets	422,375	290,738
Property and equipment (net of accumulated depreciation of $85,987 and $68,809, respectively)	85,449	64,188
Operating lease right-of-use assets	45,856	26,492
Intangible assets, net	123,353	126,640
Goodwill	210,833	198,601
Restricted cash, non-current	32,003	—
Prepaid lease asset	10,142	—
Investment in non-consolidated affiliate	25,600	—
Other assets	3,817	2,847
Total assets	$959,428	$709,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,735	$19,568
Accrued compensation	26,083	21,365
Accrued expenses and other liabilities	8,677	7,548
Short-term portion of financing obligations	3,700	5,432
Short-term portion of operating leases	4,701	3,381
Short-term portion of term loan	—	5,000
Pharma contract liability	3,716	1,610
Total current liabilities	64,612	63,904
Long-term liabilities
Convertible senior notes, net	166,440	—
Long-term portion of financing obligations	1,399	3,199
Long-term portion of operating leases	43,123	24,034
Long-term portion of term loan, net	—	91,829
Other long-term liabilities	3,937	3,566
Deferred income tax liability, net	13,554	15,566
Total long-term liabilities	228,453	138,194
Total liabilities	293,065	202,098
Stockholders' equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 111,010,418 and 104,781,236 shares issued and outstanding, respectively)	111	105
Additional paid-in capital	688,832	520,278
Accumulated other comprehensive loss	22	(1,618)
Accumulated deficit	(22,602)	(11,357)
Total stockholders’ equity	666,363	507,408
Total liabilities and stockholders' equity	$959,428	$709,506
See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET REVENUE:
Clinical Services	$108,733	$92,565	$275,599	$267,757
Pharma Services	16,711	12,107	42,852	34,205
Total revenue	125,444	104,672	318,451	301,962

COST OF REVENUE	71,379	53,840	190,011	155,049

GROSS PROFIT	54,065	50,832	128,440	146,913
Operating expenses:
General and administrative	36,128	33,054	107,085	94,773
Research and development	1,964	2,611	6,129	6,407
Sales and marketing	11,304	11,508	34,757	35,048
Total operating expenses	49,396	47,173	147,971	136,228
INCOME (LOSS) FROM OPERATIONS	4,669	3,659	(19,531)	10,685
Interest expense, net	2,458	203	4,825	3,333
Other (income) expense, net	(11)	(35)	(7,639)	5,124
Loss on extinguishment of debt	—	—	1,400	1,018
Loss on termination of cash flow hedge	—	—	3,506	—
Income (loss) before taxes	2,222	3,491	(21,623)	1,210
Income tax (benefit) expense	(335)	1,348	(10,378)	(500)
NET INCOME (LOSS)	$2,557	$2,143	$(11,245)	$1,710

Adjustment to the numerator for convertible notes in diluted EPS (1)
NET INCOME (LOSS)	$2,557	$2,143	$(11,245)	$1,710
Convertible note accretion, amortization, and interest, net of tax	1,975	—	—	—
NET INCOME (LOSS) USED IN DILUTED EPS	$4,532	$2,143	$(11,245)	$1,710

NET INCOME (LOSS) PER SHARE
Basic	$0.02	$0.02	$(0.10)	$0.02
Diluted	$0.04	$0.02	$(0.10)	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	110,461	103,899	107,605	99,149
Diluted	119,191	107,880	107,605	102,766

(1) This adjustment compensates for the effects of the if-converted impact of convertible notes in adjusted net income. Since an entity using the if-converted method assumes that a convertible debt instrument was converted into common shares at the beginning of the reporting period, the numerator is adjusted to reverse any recognized interest expense (including any amortization of discounts).
See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$2,557	$2,143	$(11,245)	$1,710

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized loss on marketable securities, net	(21)	—	(21)	—
Loss on effective cash flow hedges	—	(217)	(1,000)	(1,801)
Cash flow hedge termination reclassified to earnings	—	—	2,661	—
Total other comprehensive (loss) income, net of tax	(21)	(217)	1,640	(1,801)
COMPREHENSIVE INCOME (LOSS)	$2,536	$1,926	$(9,605)	$(91)

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2019	104,781,236	$105	$520,278	$(1,618)	$(11,357)	$507,408
Common stock issuance ESPP Plan	34,330	—	796	—	—	796
Stock issuance fees and expenses	—	—	(15)	—	—	(15)
Loss on effective cash flow hedge	—	—	—	(1,038)	—	(1,038)
Issuance of restricted stock, net of forfeitures	76,618	—	(212)	—	—	(212)
Issuance of common stock for stock options	503,873	—	2,897	—	—	2,897
ESPP expense	—	—	194	—	—	194
Stock-based compensation expense - options and restricted stock	—	—	1,991	—	—	1,991
Net loss	—	—	—	—	(6,978)	(6,978)
Balance, March 31, 2020	105,396,057	$105	$525,929	$(2,656)	$(18,335)	$505,043
Common stock issuance ESPP Plan	41,058	—	928	—	—	928
Stock issuance fees and expenses	—	—	(209)	—	—	(209)
Gain on effective cash flow hedge	—	—	—	38	—	38
Cash flow hedge termination reclassified to earnings	—	—	—	2,661	—	2,661
Issuance of restricted stock, net of forfeitures	24,786	—	(824)	—	—	(824)
Issuance of common stock - public offering, net of underwriting discounts	4,751,500	5	127,288	—	—	127,293
Issuance of common stock for stock options	183,443	—	2,014	—	—	2,014
ESPP expense	—	—	211	—	—	211
Stock-based compensation expense - options and restricted stock	—	—	2,424	—	—	2,424
Equity component of convertible note issuance	—	—	30,912	—	—	30,912
Tax liability related to convertible note issuance	—	—	(9,330)	—	—	(9,330)
Convertible note debt issuance costs	—	—	(108)	—	—	(108)
Net loss	—	—	—	—	(6,824)	(6,824)
Balance, June 30, 2020	110,396,844	$110	$679,235	$43	$(25,159)	$654,229
Common stock issuance ESPP Plan	29,853	—	808	—	—	808
Stock issuance fees and expenses	—	—	(29)	—	—	(29)
Unrealized loss on securities, net	—	—	—	(21)	—	(21)
Issuance of restricted stock, net of forfeitures	(1,124)	—	(237)	—	—	(237)
Issuance of common stock for stock options	584,845	1	4,845	—	—	4,846
ESPP expense	—	—	222	—	—	222
Stock-based compensation expense - options and restricted stock	—	—	2,494	—	—	2,494
Adjustment to tax liability related to convertible note issuance	—	—	1,524	—	—	1,524
Convertible note debt issuance costs	—	—	(30)	—	—	(30)
Net income	—	—	—	—	2,557	2,557
Balance, September 30, 2020	111,010,418	$111	$688,832	$22	$(22,602)	$666,363
See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2018	94,465,440	$94	$340,291	$(579)	$(19,363)	$320,443
Common stock issuance ESPP Plan	36,032	—	419	—	—	419
Stock issuance fees and expenses	—	—	(66)	—	—	(66)
Loss on effective cash flow hedge	—	—	—	(557)	—	(557)
Issuance of restricted stock, net of forfeitures	182,502	—	—	—	—	—
Issuance of common stock for stock options	619,536	1	3,893	—	—	3,894
ESPP expense	—	—	119	—	—	119
Stock based compensation expense - options and restricted stock	—	—	2,020	—	—	2,020
Net loss	—	—	—	—	(2,424)	(2,424)
Balance, March 31, 2019	95,303,510	$95	$346,676	$(1,136)	$(21,787)	$323,848
Common stock issuance ESPP Plan	37,255	—	653	—	—	653
Stock issuance fees and expenses	—	—	(211)	—	—	(211)
Loss on effective cash flow hedge	—	—	—	(1,027)	—	(1,027)
Issuance of restricted stock, net of forfeitures	(633)	—	—	—	—	—
Working capital adjustment related to acquisition	(99,524)	—	(1,977)	—	—	(1,977)
Issuance of common stock - public offering	8,050,000	8	160,766	—	—	160,774
Issuance of common stock for stock options	543,604	1	3,369	—	—	3,370
ESPP expense	—	—	162	—	—	162
Stock based compensation expense - options and restricted stock	—	—	2,151	—	—	2,151
Net income	—	—	—	—	1,991	1,991
Balance, June 30, 2019	103,834,212	$104	$511,589	$(2,163)	$(19,796)	$489,734
Common stock issuance ESPP Plan	28,672	—	564	—	—	564
Stock issuance fees and expenses	—	—	23	—	—	23
Loss on effective cash flow hedge	—	—	—	(217)	—	(217)
Issuance of restricted stock, net of forfeitures	(6,070)	—	(688)	—	—	(688)
Issuance of common stock for stock options	289,081	—	2,173	—	—	2,173
ESPP expense	—	—	144	—	—	144
Stock based compensation expense - options and restricted stock	—	—	3,131	—	—	3,131
Net income	—	—	—	—	2,143	2,143
Balance, September 30, 2019	104,145,895	$104	$516,936	$(2,380)	$(17,653)	$497,007

See the accompanying notes to the unaudited consolidated financial statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(11,245)	$1,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,705	15,200
Loss on disposal of assets	371	451
Loss on debt extinguishment	1,400	1,018
Loss on termination of cash flow hedge	3,506	—
Amortization of intangibles	7,387	7,482
Amortization of debt issue costs	138	323
Amortization of convertible debt discount	2,705	—
Non-cash stock-based compensation	7,536	7,727
Non-cash operating lease expense	6,365	3,224
Changes in assets and liabilities, net
Accounts receivable, net	(9,455)	(14,219)
Inventories	(5,704)	(3,982)
Prepaid and other assets	(4,189)	(1,013)
Prepaid lease asset	(10,142)	—
Other current assets	(2,568)	(381)
Accounts payable, accrued and other liabilities	(9,335)	2,470
Net cash (used in) provided by operating activities	(4,525)	20,010
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(53,396)	—
Proceeds from sale of marketable securities	3,000	—
Purchases of property and equipment	(17,591)	(13,953)
Business acquisition	(37,000)	—
Investment in non-consolidated affiliate	(25,600)	—
Acquisition working capital adjustment	—	399
Net cash used in investing activities	(130,587)	(13,554)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility	—	(5,000)
Repayment of equipment financing obligations	(4,331)	(5,481)
Proceeds from term loan	—	100,000
Repayment of term loan	(97,540)	(96,750)
Cash flow hedge termination	(3,317)	—
Payments of debt issuance costs	—	(1,051)
Issuance of common stock, net	10,761	10,132
Proceeds from issuance of convertible debt, net of issuance costs	194,466	—
Proceeds from equity offering, net of issuance costs	127,293	160,774
Net cash provided by financing activities	227,332	162,624
Net change in cash, cash equivalents and restricted cash	92,220	169,080
Cash, cash equivalents and restricted cash, beginning of period	173,016	9,811
Cash, cash equivalents and restricted cash, end of period	$265,236	$178,891

See the accompanying notes to the unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$233,233	$178,891
Restricted cash, non-current	32,003	—
Total cash, cash equivalents and restricted cash	$265,236	$178,891

Supplemental disclosure of cash flow information:
Interest paid	$1,638	$4,295
Income taxes paid, net	$209	$316
Supplemental disclosure of non-cash investing and financing information:
Working capital adjustment related to acquisition	$—	$1,977
Equipment acquired under financing obligations	$428	$3,665
Property and equipment included in accounts payable	$3,521	$810

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
Principles of Consolidation
The Company reports its activities in two operating segments; the Clinical Services Segment and the Pharma Services Segment. These reportable segments deliver testing services to hospitals, pathologists, oncologists, clinicians, pharmaceutical firms and researchers and represents 100% of the Company’s consolidated assets, net revenues and net income for each period presented. For further financial information about these segments see Note 15. Segment Information, in the accompanying notes to the consolidated financial statements.
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
The Company accounts for its equity investments that are under 20% of the total equity outstanding and for which the Company does not have significant influence by applying the cost method. Investments that are under 20% of the total equity outstanding and for which the entity does have significant influence are accounted for using the equity method unless a scope exception is applicable. Investments in which the Company holds a non-controlling interest and are between 20-50% equity are accounted for using the equity method. For any equity investments in which the Company holds over 50% of the outstanding stock, or for investments in which the Company controls the investee, the Company consolidates those entities into their consolidated financial statements.
Marketable Securities
The Company classifies all securities as available-for-sale, including those with maturity dates beyond 12 months, and therefore these securities are classified within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs
Marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive income until realized. We evaluate our marketable securities for other-than-temporary impairment on a quarterly basis. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer and whether we have the intent to sell or will more likely than not be required to sell before the securities' anticipated recovery. Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.
For the purposes of computing realized and unrealized gains and losses, cost and fair value are determined on a specific identification basis.
Income Taxes
We compute income taxes in accordance with FASB ASC Topic 740, Income Taxes, under which deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. During the quarter the Company performed an analysis of its historical research and development expenses and determined that federal and state research and development tax credits for the tax years 2016 – 2019 are available. The Company recorded a tax benefit of $1.9 million as a tax benefit in the reporting period for the expected realizable amount of such credits.
COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and the disease has since spread across the world, including the United States. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially adversely affecting the Company’s employees, patients, communities and business operations, as well as the United States (“U.S.”) economy and financial markets. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition and cash flows are likely to continue to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.
Coronavirus Aid, Relief, and Economic Security Act
The Federal government passed legislation and the President of the United States signed into law on March 27, 2020, known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On April 10, 2020, the U.S Department of Health & Human Services (“HHS”) announced that Medicare-enrolled providers would receive a portion of a direct deposit disbursement totaling $50 billion. The $50 billion is part of a $100 billion Public Health and Emergency Fund created by the CARES Act. Payments made under the CARES Act are intended to reimburse healthcare providers for health care related expenses or lost revenues attributable to COVID-19 and are not required to be repaid provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing for COVID-19 patients. In the absence of specific guidance to account for government grants under GAAP, the Company accounts for such grants in accordance with international accounting standards for government grants. Such amounts are recognized when there is reasonable assurance that the Company will (1) comply with the conditions associated with the grant and (2) receive the grant.
During the nine months ended September 30, 2020, the Company recognized $7.9 million in grant income related to the CARES Act. This amount was recorded during the second quarter of 2020. No such amounts were recorded in the third quarter of 2020. CARES Act grant income is classified in “Other (income) expense, net”, on the Consolidated Statements of Operations. There was no grant income recognized for the three and nine month periods ended September 30, 2019.
The CARES Act also permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due on December 31, 2021 and the remaining 50% due on December 31, 2022. As of September 30, 2020, the accrued deferred social security taxes related to the CARES Act were $2.9 million. This amount was recorded in “Other long-term liabilities” on the Consolidated Balance Sheets. There were no such amounts recorded on the Consolidated Balance Sheets as of December 31, 2019.
Additionally, the CARES Act included an Employee Retention Tax Credit (“ERTC”) provision designed to encourage employers to keep employees on their payroll. The ERTC is a refundable tax credit against certain payroll taxes paid by employers for eligible wages paid between March 13, 2020 and December 31, 2020 that meet the requirements of the ERTC provision. During the nine months ended September 30, 2020, the Company recognized $1.1 million under the ERTC. This amount was recorded during the third quarter of 2020.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. Recently Adopted and Issued Accounting Guidance
Recently Adopted Accounting Guidance
In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs should be presented accordingly as other assets, current and non-current on the balance sheet and expensed over the term of the hosting arrangement. The Company adopted this pronouncement on January 1, 2020 and the impact was not material to the Company's Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies are required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The Company adopted this pronouncement on January 1, 2020 and the impact was not material to the Company's Consolidated Financial Statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (“Topic 230”): Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and restricted cash. ASU 2016-08 was effective for fiscal years beginning after December 15, 2017, including interim periods within those periods, using a retrospective transition method to each period presented. As a result, restricted cash of approximately $32 million as of September 30, 2020 is included in cash and cash equivalents when reconciling the beginning and ending balances in the Consolidated Statements of Cash Flows. Please refer to Note 4. Leases, for additional information regarding the use of restricted cash. There were no restricted cash balances in any reportable period prior to January 2020.
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
Accounting Pronouncements Pending Adoption
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. In addition, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating when it will adopt this pronouncement and the impact that this new guidance will have on its Consolidated Financial Statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides for temporary optional expedients and exceptions to the current guidance on certain contract modifications and hedging relationships to ease the burdens related to the expected market

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

transition from the London Inter-bank Offered Rate (“LIBOR”) or other reference rates to alternative reference rates. The guidance is effective upon issuance and can be applied through December 31, 2022. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (“Topic 321”), Investments-Equity Method and Joint Ventures (“Topic 323”) and Derivatives and Hedging (“Topic 815”) (ASU 2020-01). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for the equity method investments in Topic 323 and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020 on a prospective basis and early adoption is permitted. The Company is currently evaluating the impact of the provisions of this standard on its Consolidated Financial Statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“Topic 740”), which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740 and clarifies certain other aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020 on a prospective basis and early adoption is permitted. The Company will adopt this pronouncement on January 1, 2021 and is currently evaluating the impact of the provisions of this standard on its Consolidated Financial Statements.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Fair Value Measurements
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company measures certain financial assets at fair value on a recurring basis, including its marketable securities and certain cash equivalents. The Company considers all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore these securities are classified within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. The money market accounts are valued based on quoted market prices in active markets. The marketable securities are generally valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third-party pricing entities, except for U.S. Treasury securities which are valued based on quoted market prices in active markets.
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company's marketable securities accounted for as available-for-sale securities as of September 30, 2020. There were no such amounts as of December 31, 2019.

	September 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
U.S. Treasury securities	$18,412	$1	$(7)	$18,406
Commercial paper	13,734	—	—	13,734
Asset-backed securities	9,927	1	(7)	9,921
Corporate bonds	8,323	2	(11)	8,314
Total	$50,396	$4	$(25)	$50,375

The Company had $0.1 million of accrued interest receivable at September 30, 2020 included in other assets on its Consolidated Balance Sheets related to its marketable securities. There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2020 and 2019.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth the fair value of available-for-sale marketable securities by contractual maturity at September 30, 2020. There were no such amounts at December 31, 2019.

	September 30, 2020
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$3,033	$15,373	$—	$18,406
Commercial paper	13,734	—	—	13,734
Asset-backed securities	—	9,921	—	9,921
Corporate bonds	2,657	5,657	—	8,314
Total	$19,424	$30,951	$—	$50,375

The following table sets forth the Company's cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of September 30, 2020. As of December 31, 2019, the Company had only money market fund cash equivalents (Level 1) in the amount of $163.8 million.

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$213,624	$—	$—	$213,624
Commercial paper	$—	$4,749	$—	$4,749
Marketable securities:
U.S. Treasury securities	$18,406	$—	$—	$18,406
Commercial paper	$—	$13,734	$—	$13,734
Asset-backed securities	$—	$9,921	$—	$9,921
Corporate bonds	$—	$8,314	$—	$8,314
Total	$232,030	$36,718	$—	$268,748

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and nine months ended September 30, 2020 and 2019.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, including our prior revolving credit facility are considered reasonable estimates of their respective fair values at September 30, 2020 and December 31, 2019 due to their short-term nature.
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill, and long-lived assets in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Leases
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
The Company utilizes its incremental borrowing rate by lease term in order to calculate the present value of its future lease payments. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. The discount rate is determined using the incremental borrowing rate at lease commencement and based on the lease term.
Operating Leases
Operating lease costs include an immaterial amount of variable lease cost, and are recorded in cost of revenue and general and administrative expenses, depending on the nature of the leased asset. Aside from variable lease costs, operating lease costs represent fixed lease payments recognized on a straight-line basis over the lease term.
As of September 30, 2020, the maturities of our operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (in thousands):

Remaining Lease Payments
Remainder of 2020	$1,129
2021	7,662
2022	5,414
2023	5,289
2024	5,349
Thereafter	37,570
Total remaining lease payments	62,413
Less: imputed interest	(14,589)
Total operating lease liabilities	47,824
Less: current portion	(4,701)
Long-term operating lease liabilities	$43,123
Weighted-average remaining lease term (in years)	12.0
Weighted-average discount rate	4.4%
The following summarizes additional supplemental data related to our operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$1,747	$1,271	$6,024	$4,365

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Right-of-use assets obtained in exchange for operating lease liabilities	$23,766	$19,341
Cash paid for operating leases	$5,101	$2,878
Lease contracts that have been executed but have not yet commenced are excluded from the tables above. As of September 30, 2020 the Company has entered into $34.6 million of contractually binding minimum lease payments for leases executed but not yet commenced. This amount primarily relates to the lease of the laboratory and headquarters facility in Fort Myers, Florida that is expected to commence in 2021. In addition to the minimum lease payments, the Company will pay approximately $25 million relating to the construction of the underlying assets and approximately $17 million in leasehold improvements. These amounts were placed into separate construction disbursement escrow accounts and are classified as “Restricted cash, non-current”, on the Consolidated Balance Sheets. Disbursements to the landlord will take place from time to time to pay for the costs of the landlord’s work. These disbursements will be classified as a prepaid lease asset or leasehold improvements, as appropriate, until the lease commences. Upon lease commencement, the prepaid lease asset will be included in the calculation of the right-of-use asset and the leasehold improvements will be placed in service. Construction of the infrastructure of this facility commenced in the first quarter of 2020. The Company is not expected to control the underlying assets during the construction period and therefore is not considered the owner of the underlying assets for accounting purposes.
Note 5. Revenue Recognition and Contractual Adjustments
The Company has two operating segments for which it recognizes revenue; Clinical Services and Pharma Services. The Clinical Services segment provides various clinical testing services to community-based pathology practices, oncology practices, hospital pathology labs, reference labs, and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and patients. The Pharma Services segment supports pharmaceutical firms in their drug development programs by providing testing services and data analytics for clinical trials and research.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table summarizes the values of contract assets, capitalized commissions and contract liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Current pharma contract assets (1)	$1,533	$1,000
Long-term pharma contract assets (2)	271	153
Total pharma contract assets	$1,804	$1,153

Current pharma capitalized commissions (1)	$160	$133
Long-term pharma capitalized commissions (2)	809	798
Total pharma capitalized commissions	$969	$931

Current pharma contract liabilities	$3,716	$1,610
Long-term pharma contract liabilities (3)	657	1,171
Total pharma contract liabilities	$4,373	$2,781
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
Pharma contract assets increased $0.7 million, or 56%, from December 31, 2019 to September 30, 2020. Pharma contract liabilities increased $1.6 million, or 57%, during the same period, while there was a slight increase in capitalized commissions. Revenue recognized for the three and nine months ended September 30, 2020 related to Pharma contract liability balances outstanding at the beginning of the period was $0.5 million and $2.1 million, respectively. Amortization of capitalized commissions for both three and nine months ended September 30, 2020 was $0.3 million and $0.6 million, respectively.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Clinical Services:
Client direct billing	$72,896	$53,555	$172,431	$155,999
Commercial Insurance	19,218	20,956	56,360	63,052
Medicare and Medicaid	16,460	17,818	46,484	47,961
Self-Pay	159	236	324	745
Total Clinical Services	$108,733	$92,565	$275,599	$267,757
Pharma Services:	16,711	12,107	42,852	34,205
Total Revenue	$125,444	$104,672	$318,451	$301,962

Note 6. Acquisition
Human Longevity, Inc.
On January 10, 2020 (the “Acquisition Date”), the Company acquired the Oncology Division assets of Human Longevity, Inc. (“HLI - Oncology”) for a purchase price of $37 million in cash. Acquisition and integration costs related to HLI - Oncology were approximately $0.4 million and $1.9 million for the three and nine months ended September 30, 2020, respectively, and are reported as general and administrative expenses in the Company's Consolidated Statements of Operations.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Note 7. Goodwill and Intangible Assets
Goodwill as of September 30, 2020 and December 31, 2019 was $210.8 million and $198.6 million, respectively.
Intangible assets consisted of the following as of (in thousands):

		September 30, 2020
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	84-180 months	143,371	33,465	109,906
Trade Name - Indefinite-lived	—	13,447	—	13,447
Total		$156,818	$33,465	$123,353

		December 31, 2019
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	12-24 months	$3,679	$3,679	$—
Non-Compete Agreement	24 months	27	27	—
Customer Relationships	180 months	139,271	26,078	113,193
Trade Name - Indefinite-lived	—	13,447	—	13,447
Total		$156,424	$29,784	$126,640

The Company recorded approximately $2.5 million and $2.4 million in straight-line amortization expense of intangible assets for the three months ended September 30, 2020 and 2019, respectively, and approximately $7.4 million and $7.5 million for the nine months ended September 30, 2020 and 2019, respectively. The Company records amortization expense as a general and administrative expense.
The estimated amortization expense related to amortizable intangible assets for each of the four succeeding fiscal years and thereafter as of September 30, 2020 is as follows (in thousands):

Remainder of 2020	$2,468
2021	9,870
2022	9,870
2023	9,870
2024	9,870
Thereafter	67,958
Total	$109,906

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Debt
The following table summarizes the long-term debt, net at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
1.25% Senior Convertible Notes due 2025
Principal	$201,250	$—
Unamortized debt discount	(34,245)	—
Unamortized debt issuance costs	(565)	—
Total 1.25% Senior Convertible Notes due 2025	166,440	—

Term loan
Principal	$—	$97,500
Unamortized debt issuance costs	—	(671)
Total term loan	—	96,829

Financing obligations	5,099	8,631
Total debt	$171,539	$105,460
Less: Current portion of long-term debt	—	(5,000)
Less: Current portion of financing obligations	(3,700)	(5,432)
Total long-term debt, net	$167,839	$95,028

At September 30, 2020 and December 31, 2019, the carrying value of the Company’s financing obligations approximated fair value based on the current market conditions for similar instruments. At December 31, 2019, the carrying value of the Company’s term loan approximated fair value based on the current market conditions for similar instruments.
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
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the Convertible Notes is 27.5198 shares of common stock per $1,000 in principal amounts of Convertible Note, equivalent to an initial conversion price of approximately $36.34 per share of common stock. The conversion rate is subject to adjustment as described in the Indenture. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, the Company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances. The value of the Convertible Notes, if-converted, exceeds it's principal amount by $3.1 million based on a closing stock price of $36.89 on September 30, 2020. For the three months ended September 30, 2020 the Company included 5,538,360 shares in diluted weighted average common shares outstanding for the if-converted impact of

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the Convertible Notes. For the nine months ended September 30, 2020 the Company is in a net loss position, therefore, the shares that would be issued upon conversion of the Convertible Notes are excluded from the net loss per share calculation as it would have an antidilutive effect. For further details on the impact of the Convertible Notes on net (loss) income per share please refer to Note 12. Net Income (Loss) Per Share.
The Company may not redeem the Convertible Notes prior to May 6, 2023. The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after May 6, 2023 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date of notice by the Company of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes.
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
The interest expense recognized on the Convertible Notes includes $0.6 million, $1.8 million and $25,600 for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2020. For the nine months ended September 30, 2020, the interest expense recognized on the Convertible Notes for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs includes $1.0 million, $2.7 million and $44,700, respectively. The effective interest rate on the Convertible Notes is 5.5%, which includes the interest on the Convertible Notes and amortization of the debt discount and debt issuance costs. Interest on the Convertible Notes began accruing upon issuance and is payable semi-annually.
The Convertible Notes are accounted for as separate liability and equity components. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The equity component of the Convertible Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability of the Convertible Notes on the date of issuance. At the Closing Date, the equity component representing the conversion option was determined to be $21.6 million, net of tax, and was initially recorded by deducting the carrying value of the liability component from the initial proceeds from the Convertible Notes. During the three months ended September 30, 2020 the Company adjusted the equity component representing the conversion option. At September 30, 2020 the equity component of the conversion option was $23.1 million, net of tax. The excess of the principal amount of the Convertible Notes over the carrying amount of the liability component represents a debt discount that is amortized to interest expense over the term of the Convertible Notes under the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

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
Borrowings under the Prior Senior Secured Credit Agreement bore interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) the Adjusted LIBOR rate for the relevant interest period, as defined within the agreement (2) an alternate base rate determined by reference to the greatest of (a) the federal funds rate for the relevant interest period plus 0.5% per annum, (b) the prime lending rate of PNC and (c) the daily LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin ranged from 1.25% to 2.25% for LIBOR loans and 0.25% to 1.25% for base rate loans, in each case based on NeoGenomics’ Consolidated Leverage Ratio (as defined in the New Credit Agreement). Interest on borrowings under the New Credit Agreement was payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. The Company had previously entered into an interest rate swap agreements to hedge against changes in the variable rate for a portion of our long term debt. See Note 9. Derivative Instruments and Hedging Activities, for more information on these instruments.
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
Financing Obligations
The Company has entered into loans with various banks to finance the purchase of laboratory equipment, office equipment and leasehold improvements. These loans mature at various dates through 2022 and the weighted average interest rate under such loans was approximately 4.91% as of September 30, 2020 and 4.64% as of December 31, 2019.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturities of Long-Term Debt
Maturities of long-term debt as of September 30, 2020 are summarized as follows (in thousands):

	1.25% Convertible Senior Notes	Financing Obligations	Total Debt
Remainder of 2020	$—	$1,252	$1,252
2021	—	2,880	2,880
2022	—	916	916
2023	—	51	51
2024	—	—	—
2025	167,005	—	167,005
Total Debt	167,005	5,099	172,104
Less: Current portion of long-term debt	—	(3,700)	(3,700)
Less: Debt issuance costs	(565)	—	(565)
Long-term debt, net	$166,440	$1,399	$167,839

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Derivative Instruments and Hedging Activities
As of September 30, 2020, the Company did not have any outstanding interest rate swap agreements. In June of 2018, the Company entered into an interest rate swap agreement to reduce the Company’s exposure to interest rate fluctuations on the Company’s variable rate debt obligations. This derivative financial instrument was accounted for at fair value as a cash flow hedge to effectively modify the Company’s exposure to interest rate risk by converting a portion of its prior floating rate debt to a fixed rate obligation, thus reducing the impact of interest rate changes on interest expense.
Under the swap agreement, the Company received a variable rate of interest based on LIBOR and paid a fixed rate of interest. The following table summarizes the previous interest rate swap agreement.

	June 2018 Hedge
Notional Amount	$70	million
Effective Date	June 29, 2018
Index	One month LIBOR
Maturity	December 31, 2021
Fixed Rate	2.98%

As discussed in Note 8. Debt, concurrently with the closing of the Convertible Notes, the proceeds from this transaction were used to pay off all amounts outstanding under our Prior Senior Secured Credit Agreement, after which the Company had no outstanding debt with variable rate interest. On May 1, 2020, the remaining obligation to make any further payments under the swap agreement was terminated. As a result of the termination, the company paid a termination fee of $3.3 million, which is included within Loss on Termination of Cash Flow Hedge in the Consolidated Statements of Operations.
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
Note 10. Equity
Underwritten Public Equity Offering
On April 29, 2020, the Company entered into an underwriting agreement relating to the issuance and sale of 4,400,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock Offering”). The price to the public in this offering was $28.50 per share. The net proceeds to the Company from the Common Stock Offering were approximately $117.9 million, after deducting underwriting discounts and commissions of approximately $7.5 million.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11. Stock-Based Compensation
The Company recorded approximately $2.7 million and $3.3 million in stock-based compensation expense for the three months ended September 30, 2020 and 2019, respectively, and approximately $7.5 million and $7.7 million in stock-based compensation expense for the nine month periods ended September 30, 2020 and 2019, respectively.
A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2019	5,318,759	$9.97
Options granted	845,120	$28.33
Less:
Options exercised	1,276,144	$7.75
Options forfeited	63,169	$15.82
Options outstanding at September 30, 2020	4,824,566	$13.72
Exercisable at September 30, 2020	2,552,710	$8.86
The fair value of each stock option award granted during the nine months ended September 30, 2020 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

Nine Months Ended September 30, 2020
Expected term (in years)	4.0 - 5.5
Risk-free interest rate (%)	0.7%
Expected volatility (%)	39.9% - 44.6%
Dividend yield (%)	—
Weighted average fair value/share at grant date	$8.88

As of September 30, 2020, there was approximately $7.3 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.93 years.

A summary of the restricted stock activity under the Company’s plans for the nine months ended September 30, 2020 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	335,298	$15.75
Granted	149,012	$28.44
Vested	(183,532)	$12.88
Forfeited	(5,540)	$21.10
Nonvested at September 30, 2020	295,238	$23.78

As of September 30, 2020, there was approximately $4.2 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.90 years.
Employee Stock Purchase Plan (“ESPP”)
The Company offers an ESPP through which eligible employees may purchase shares of the Company's common stock at a discount of 15% of the fair market value of the Company’s common stock.
During the three months ended September 30, 2020 and 2019, employees purchased 29,853 and 28,672 shares, respectively, under the ESPP. The expense recorded for these periods was approximately $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2020 and 2019, employees purchased 105,241 and 101,959 shares, respectively, under the ESPP. The expense recorded for these periods was approximately $0.6 million and $0.4 million, respectively.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12. Net Income (Loss) Per Share
We present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net income (loss)” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if our Convertible Notes were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of the Company's common stock. The potential dilution from conversion of the Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of the Company's common stock issuable upon conversion of the Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).
The following table shows the calculations for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator - basic
Net income (loss)	$2,557	$2,143	$(11,245)	$1,710

Numerator - diluted
Net income (loss)	$2,557	$2,143	$(11,245)	$1,710
Convertible note accretion, amortization, and interest, net of tax	1,975	—	—	—
Net income (loss) used in diluted EPS	$4,532	$2,143	$(11,245)	$1,710

Denominator
Basic weighted average shares outstanding	110,461	103,899	107,605	99,149
Dilutive effect of stock options	3,017	3,650	—	3,349
Dilutive effect of restricted stock awards	175	331	—	268
Dilutive effect of Convertible Notes	5,538	—	—	—
Diluted weighted average shares outstanding	119,191	107,880	107,605	102,766

Basic net income (loss) per share	$0.02	$0.02	$(0.10)	$0.02
Diluted net income (loss) per share	$0.04	$0.02	$(0.10)	$0.02

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	—	—	3,069,286	—
Restricted stock awards	—	—	201,579	—
Convertible Notes	—	—	3,112,801	—

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13. Related Party Transactions
On May 22, 2020, the Company formed a strategic alliance with Inivata Limited, a company incorporated in England and Wales (“Inivata”), and entered into a Strategic Alliance Agreement and Laboratory Services Agreement whereas Inivata will render and perform certain laboratory testing which the Company will make available to customers.
For further details on the investment made in Inivata, please refer to Note 14. Investment in Non-Consolidated Affiliate.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 14. Investment in Non-Consolidated Affiliate
On May 22, 2020, the Company formed a strategic alliance with Inivata Limited, a company incorporated in England and Wales (“Inivata”), and entered into a Strategic Alliance Agreement and Laboratory Services Agreement whereas Inivata will render and perform certain laboratory testing which the Company will make available to customers. The terms and conditions of the Laboratory Services Agreement are consistent with those that would be negotiated between willing parties on an arm's length basis. Related party amounts related to Inivata for the third quarter were immaterial.
In addition to the Laboratory Services Agreement, the Company also entered into an Investment Agreement with Inivata (the “Investment Agreement”), pursuant to which the Company acquired Series C1 Preference Shares (the “Preference Shares”) for $25 million in cash (the “Investment”) resulting in a minority interest in Inivata’s outstanding equity and an Option Deed which provides the Company with an option to purchase Inivata (the “Purchase Option”). The Investment was made in two equal installments, with the initial installment made in May 2020 and the second installment in August 2020.
Inivata is a VIE and the Company's investment is under 20% of the total equity outstanding. The Company considers qualitative factors in assessing the primary beneficiary of the VIE which include understanding the purpose and design of the VIE, associated risks that the VIE creates, activities that could be directed by the Company, and the expected relative impact of those activities on the economic performance of the VIE. Based on an evaluation of these factors, the Company concluded that it is not the primary beneficiary of Inivata.
The power to control the activities that most significantly impact Inivata’s economic performance are the sole responsibility of Inivata's management, however the Company does have significant influence over Inivata. As the Preference Shares were determined to not be in-substance common stock, and because the Preference Shares and the Purchase Option do not have readily determinable fair values, the Company has elected to measure the Preference Shares and the Purchase Option at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There were no such events and the Company determined no adjustments to the carrying amounts of the Preference Shares and the Purchase Option were necessary at September 30, 2020.
Upon acquisition, the Investment was allocated between the Preference Shares and the Purchase Option based on the relative fair value of each and is recorded, along with associated transaction costs, as “Investment in non-consolidated affiliate” on the Consolidated Balance Sheets. As of September 30, 2020, the investment is classified as Level 3 in the fair value hierarchy as its equity is not traded on a public exchange. At September 30, 2020, the carrying amount of the investment in non-consolidated affiliate is $25.6 million. The value is comprised of $19.2 million in Preference Shares, a $5.8 million Purchase Option and $0.6 million of associated transaction costs.
The Company and Inivata also entered into a line of credit agreement in the amount of $15 million (the “Line of Credit”). The Line of Credit will be available to be drawn by Inivata beginning on January 1, 2021 and has a maturity date of December 1, 2025. The Line of Credit bears interest at 0% per annum and the unpaid principal balance is payable on January 1, 2026. The Line of Credit is subject to evaluation for current expected credit losses. The impact of such losses were determined to be immaterial for the three and nine months ended September 30, 2020.
At September 30, 2020, the maximum exposure to losses does not exceed the carrying amount of the investment combined with the contractual obligation to fund to Line of Credit.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 15. Segment Information
The Company has two operating segments for which it recognizes revenue; Clinical Services and Pharma Services. Our Clinical Services segment provides various clinical testing services to community-based pathology practices, hospital pathology labs and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and patients. Our Pharma Services segment supports pharmaceutical firms in their drug development programs by supporting various clinical trials and research as well as providing informatics related services often supporting Pharma commercialization efforts.
The financial information reviewed by the Chief Operating Decision Maker (“CODM”) includes revenues, cost of revenue and gross margin for each of the Company’s operating segments. Assets are not presented at the segment level as that information is not used by the CODM.
The following table summarizes the segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues:
Clinical Services	$108,733	$92,565	$275,599	$267,757
Pharma Services	16,711	12,107	42,852	34,205
Total revenue	125,444	104,672	318,451	301,962

Cost of revenue:
Clinical Services	60,607	47,526	158,287	136,557
Pharma Services	10,772	6,314	31,724	18,492
Total cost of revenue	71,379	53,840	190,011	155,049

Gross Profit:
Clinical Services	48,126	45,039	117,312	131,200
Pharma Services	5,939	5,793	11,128	15,713
Total gross profit	54,065	50,832	128,440	146,913

Operating expenses:
General and administrative	36,128	33,054	107,085	94,773
Research and development	1,964	2,611	6,129	6,407
Sales and marketing	11,304	11,508	34,757	35,048
Total operating expenses	49,396	47,173	147,971	136,228
Income (loss) from operations	4,669	3,659	(19,531)	10,685
Interest expense, net	2,458	203	4,825	3,333
Other (income) expense, net	(11)	(35)	(7,639)	5,124
Loss on extinguishment of debt	—	—	1,400	1,018
Loss on termination of cash flow hedge	—	—	3,506	—
Income (loss) before taxes	2,222	3,491	(21,623)	1,210
Income tax (benefit) expense	(335)	1,348	(10,378)	(500)
Net income (loss)	$2,557	$2,143	$(11,245)	$1,710

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 16. Subsequent Event
On October 22, 2020, HHS issued an updated Post-Payment Notice of Reporting Requirements and a Reporting Requirements Policy Update (together, the “October 22, 2020 Notice”) which, among other changes, effectively reinstates the definition of lost revenues that was the basis for the $7.9 million of grant income received and recognized during the nine months ended September 30, 2020. For further details on the grant income received and recognized please refer to Note 1. Nature of the Business, Basis of Presentation and Significant Accounting Policies. The Company’s evaluation of the October 22, 2020 Notice is ongoing and the amount by which the $7.9 million of grant income may be utilized as a result of the October 22, 2020 Notice is not yet known.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoGenomics, Inc., a Nevada corporation, (referred to collectively with its subsidiaries as “NeoGenomics”, “we”, “us”, “our” or the “Company” in this Form 10-Q) is the registrant for SEC reporting purposes. Our common stock is listed on the Nasdaq Stock Market LLC (“NASDAQ”) under the symbol “NEO”.
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
COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and the disease has since spread across the world, including the United States. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially adversely affecting the Company’s employees, patients, communities and business operations, as well as the United States (“U.S.”) economy and financial markets. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition and cash flows are likely to continue to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.
The impact from the COVID-19 pandemic and the related disruptions have had a material adverse impact on our results of operations, volume growth rates and clinical test volumes in 2020. Demand may fluctuate to historically low levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business disruption, reduced revenues and number of tests, any of which could materially affect our business, financial condition, and results of operations.
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
For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020.
Overview
We operate a network of cancer-focused testing laboratories in the United States, Europe and Asia. Our mission is to improve patient care through exceptional cancer-focused testing services. Our vision is to become the World’s leading cancer testing and information company by delivering uncompromising quality, exceptional service and innovative solutions.
As of September 30, 2020, the Company had laboratory locations in Fort Myers and Tampa, Florida; Aliso Viejo, Carlsbad and San Diego, California; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; Rolle, Switzerland and Singapore. The Company currently offers the following types of testing services:
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
World-class Medical and Scientific Team
Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology. As of September 30, 2020, we employed or contracted with over 120 M.D.s and Ph.Ds. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories. Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases. For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to Pharmaceutical companies.
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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In our Pharma Services segment, we enter into both short-term and long-term contracts, ranging from one month to several years. While the volume of this testing is not as directly affected by seasonality as described above, the testing volume does vary based on the terms of the contract. Our volumes are often based on how quickly sponsors can get patient enrollees for their trials and seasonality can impact how quickly they can get patients enrolled. Many of our long term contracts contain specific performance obligations where the testing is performed on a specific schedule. This results in revenue that is not consistent among periods. In addition, this results in backlog that can be significant.
Results of Operations for the Three and Nine Months Ended September 30, 2020 as Compared to the Three and Nine Months Ended September 30, 2019
The following table presents the Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	56.9%	51.4%	59.7%	51.3%
Gross Profit	43.1%	48.6%	40.3%	48.7%
Operating expenses:
General and administrative	28.8%	31.6%	33.6%	31.4%
Research and development	1.6%	2.5%	1.9%	2.1%
Sales and marketing	9.0%	11.0%	10.9%	11.6%
Total operating expenses	39.4%	45.1%	46.4%	45.1%
Income (loss) from operations	3.7%	3.5%	(6.1)%	3.6%
Interest expense, net	2.0%	0.2%	1.5%	1.1%
Other (income) expense	—%	—%	(2.4)%	1.7%
Loss on extinguishment of debt	—%	—%	0.4%	0.3%
Loss on termination of cash flow hedge	—%	—%	1.1%	—%
Income (loss) before taxes	1.7%	3.3%	(6.7)%	0.5%
Income tax (benefit) expense	(0.3)%	1.3%	(3.3)%	(0.2)%
Net income (loss)	2.0%	2.0%	(3.4)%	0.7%

Clinical and Pharma Services revenue for the periods presented are as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net revenues:
Clinical Services	$108,733	$92,565	$16,168	17.5%	$275,599	$267,757	$7,842	2.9%
Pharma Services	16,711	12,107	4,604	38.0%	42,852	34,205	8,647	25.3%
Total Revenue	$125,444	$104,672	$20,772	19.8%	$318,451	$301,962	$16,489	5.5%
Revenue
Clinical Services revenue for the three and nine month periods ending September 30, 2020 increased $16.2 million and $7.8 million when compared to the same periods in 2019. These increases in revenue were primarily driven by COVID-19 PCR testing revenue of $17.0 million in the three month period ended September 30, 2020. Clinical testing volume(1) increased by approximately 2.0% and decreased by approximately 3.3% for the three and nine month periods ending September 30, 2020, respectively, compared to the same periods in 2019.
Pharma Services revenue for the three and nine month periods ended September 30, 2020 increased $4.6 million and $8.6 million compared to the same periods in 2019, primarily due to the impact of an increase in revenues related to clinical trials and the acquisition of HLI - Oncology. This growth was partially offset by an overall decrease in revenue due to the COVID-19 pandemic. In addition, our backlog of signed contracts has continued to grow from $130.3 million as of December 31, 2019 to $185.4 million as of September 30, 2020. We expect this backlog to result in higher revenues in future quarters.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows Clinical revenue, cost of revenue, requisitions received and tests performed for the three and nine months ended September 30, 2020 and 2019 excluding requisitions, tests, revenue and costs of revenue for Pharma Services and COVID-19 PCR tests. Testing revenue and cost of revenue are presented in thousands below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Clinical(1):
Requisitions (cases) received	147,518	145,312	1.5%	406,250	427,406	(4.9)%
Number of tests performed	255,458	250,518	2.0%	710,678	735,165	(3.3)%
Average number of tests/requisitions	1.73	1.72	0.6%	1.75	1.72	1.7%

Clinical testing revenue(1)	$91,777	$92,565	(0.9)%	$256,680	$267,757	(4.1)%
Average revenue/requisition	$622	$637	(2.4)%	$632	$626	1.0%
Average revenue/test	$359	$369	(2.7)%	$361	$364	(0.8)%

Cost of revenue(1)	$50,401	$47,526	6.0%	$146,645	$136,557	7.4%
Average cost/requisition	$342	$327	4.6%	$361	$320	12.8%
Average cost/test	$197	$190	3.7%	$206	$186	10.8%
 (1) Clinical tests exclude requisitions, tests, revenue and costs of revenue for Pharma Services and COVID-19 PCR tests.
Average revenue per test was approximately flat for the three and nine months ended September 30, 2020 compared to the corresponding periods in 2019.
Cost of Revenue and Gross Profit
Average cost per clinical test increased 3.7% and 10.8% for the three and nine month periods ended September 30, 2020, compared to the corresponding periods in 2019, reflecting a volume reduction due to the COVID-19 pandemic and the fixed nature of many of our laboratory costs. In addition, the Company did not reduce its workforce due to temporary declines in volume related to the COVID-19 pandemic.
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.
The consolidated cost of revenue and gross profit metrics are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2020	2019	% Change	2020	2019	% Change
Cost of revenue:
Clinical Services	$60,607	$47,526	27.5%	$158,287	$136,557	15.9%
Pharma Services	10,772	6,314	70.6%	31,724	18,492	71.6%
Total cost of revenue	$71,379	$53,840	32.6%	$190,011	$155,049	22.5%
Cost of revenue as a % of revenue	56.9%	51.4%		59.7%	51.3%

Gross profit:
Clinical Services	$48,126	$45,039	6.9%	$117,312	$131,200	(10.6)%
Pharma Services	5,939	5,793	2.5%	11,128	15,713	(29.2)%
Total gross profit	$54,065	$50,832	6.4%	$128,440	$146,913	(12.6)%
Gross profit margin	43.1%	48.6%		40.3%	48.7%
Consolidated cost of revenue in dollars increased for the three and nine months ended September 30, 2020 when compared to the same periods in 2019. Cost of revenue as a percentage of revenue also increased year-over-year. These increases in cost of revenue are largely due to an increase in payroll related costs.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit margin decreased for the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to the timing of Pharma Services revenue, higher costs due to the integration of Genoptix and HLI - Oncology and additional testing capacity which was unused due to the impact of the COVID-19 pandemic.
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
Consolidated general and administrative expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
General and administrative	$36,128	$33,054	$3,074	9.3%	$107,085	$94,773	$12,312	13.0%
As a % of revenue	28.8%	31.6%			33.6%	31.4%

General and administrative expenses increased $3.1 million and $12.3 million for the three and nine months ended September 30, 2020, compared to the same period in 2019. These increases reflect acquisition costs and incremental expenses related to the acquisition of HLI - Oncology as well as higher payroll and payroll related costs due to increases in personnel to support our near and long-term growth. Acquisition and integration costs related to HLI - Oncology were approximately $0.4 million and $1.9 million for the three and nine months ended September 30, 2020.
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
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$1,964	$2,611	$(647)	(24.8)%	$6,129	$6,407	$(278)	(4.3)%
As a % of revenue	1.6%	2.5%			1.9%	2.1%

Research and development expenses decreased $0.6 million and $0.3 million for the three and nine month periods ended September 30, 2020 when compared to the same periods in 2019. These decreases are due to the timing of project expenses offset by investments in new test development, particularly in COVID-19 PCR test development, our Next-Generation Sequencing and FDA initiatives.
We anticipate research and development expenditures will increase in future quarters as we invest in innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing	$11,304	$11,508	$(204)	(1.8)%	$34,757	$35,048	$(291)	(0.8)%
As a % of revenue	9.0%	11.0%			10.9%	11.6%

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and marketing expenses decreased $0.2 million and $0.3 million for the three and nine months ended September 30, 2020, when compared to the same periods in 2019. These decreases primarily reflect lower commissions paid in addition to a decrease in travel. Tradeshows switched to virtual formats beginning in March 2020 due to COVID-19 and that contributed to sharply reduced travel costs. We expect higher commissions expense in the coming years as the sales representatives continue generating new business with a focus on oncology office sales. We expect our sales and marketing expenses over the long term to align with changes in revenue.
Interest Expense, net
Net interest expense is comprised of interest incurred on our term loan, revolving credit facility and our other financing obligations offset by the interest income we earn on cash balances. Net interest expense for the three and nine months ending September 30, 2020 increased $2.3 million and $1.5 million, respectively, compared to the same period in 2019. These increases reflect the effective interest rate on the Convertible Notes which is 5.5%. Interest on the Convertible Notes began accruing upon issuance and is payable semi-annually. For further details regarding the Convertible Notes, please refer to Note 8. Debt, in the accompanying notes to the consolidated financial statements.
Other (income) expense, net
For the three and nine months ended September 30, 2020, other (income) expense, net, was income of $0.01 million and $7.7 million, respectively. The income for the nine months ended September 30, 2020 primarily relates to the recognition of $7.9 million in grant income related to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) Public Health and Emergency Fund. The Public Health and Emergency Fund created by the CARES Act and payments made are intended to reimburse healthcare providers for health care related expenses or lost revenues attributable to COVID-19 and are not required to be repaid provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing for COVID-19 patients. The stimulus payments were issued to partially offset losses in consolidated revenue due to the impact of the COVID-19 pandemic. For the nine months ended September 30, 2019, the Company reported expense of $5.1 million primarily related to a litigation settlement.
Income (Loss) Per Share
The following table provides consolidated net income (loss) for each period along with the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$2,557	$2,143	$(11,245)	$1,710

Adjustment to the numerator for convertible notes in diluted EPS
Net income (loss)	$2,557	$2,143	$(11,245)	$1,710
Convertible note accretion, amortization, and interest, net of tax	1,975	—	—	—
Net income (loss) used in diluted EPS	$4,532	$2,143	$(11,245)	$1,710

Basic weighted average shares outstanding	110,461	103,899	107,605	99,149
Diluted weighted average shares outstanding	119,191	107,880	107,605	102,766

Basic net income (loss) per share	$0.02	$0.02	$(0.10)	$0.02
Diluted net income (loss) per share	$0.04	$0.02	$(0.10)	$0.02

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
The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss) (GAAP)	$2,557	$2,143	$(11,245)	$1,710
Adjustments to net income (loss):
Interest expense, net	2,458	203	4,825	3,333
Income tax (benefit) expense	(335)	1,348	(10,378)	(500)
Amortization of intangibles	2,468	2,380	7,387	7,482
Depreciation	6,528	4,848	18,705	15,200
EBITDA (non-GAAP)	$13,676	$10,922	$9,294	$27,225
Further adjustments to EBITDA:
Acquisition and integration related expenses	446	334	1,852	2,143
Other significant non-recurring income and expenses (1)	(105)	364	(2,100)	6,527
Non-cash stock-based compensation expense	2,715	3,275	7,536	7,727
Adjusted EBITDA (non-GAAP)	$16,732	$14,895	$16,582	$43,622

(1) Other significant non-recurring income and expenses includes grant income received related to the CARES Act, cash flow hedge termination fees, debt retirement fees and other non-recurring items.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the nine months ended September 30, 2020 and 2019 as well balances of cash and cash equivalents and working capital:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(4,525)	$20,010
Investing activities	(130,587)	(13,554)
Financing activities	227,332	162,624
Net change in cash, cash equivalents and restricted cash	92,220	169,080
Cash, cash equivalents and restricted cash, beginning of period	$173,016	$9,811
Cash, cash equivalents and restricted cash, end of period	$265,236	$178,891
Working Capital (1), end of period	$357,763	$223,094
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
During the nine months ended September 30, 2020, we used $4.5 million in cash for operating activities compared to $20.0 million cash provided by operating activities for the same period in 2019. Cash used in operating activities in the nine months ended September 30, 2020 consisted of a net loss of $11.2 million , a decrease in net operating assets of $32.1 million, and a decrease in net operating liabilities of $9.3 million. The increase in cash used in operating activities was partially offset by net working capital adjustments of $48.1 million. Included in the net loss of $11.2 million was grant income of $7.9 million related to the CARES Act. The change in operating assets was primarily driven by an increase in accounts receivable due to an increases in revenue, an increase in funds distributed for the construction of the new headquarters facility, and an increase in inventory due to higher spend on materials to mitigate the risk of potential supply chain disruptions resulting from the COVID-19 pandemic, as well as inventory purchased to perform COVID-19 testing.
Cash Flows from Investing Activities
During the nine months ended September 30, 2020, cash used in investing activities was $130.6 million, an increase of approximately $117.0 million compared to the same period in 2019. This was primarily due to a net investment of $50.3 million in marketable securities, $37.0 million for the acquisition of the HLI - Oncology, the $25.0 million investment made in Inivata and $3.2 million of cash used for capital expenditures.
Cash Flows from Financing Activities
During the nine months ended September 30, 2020, cash provided by financing activities was $227.3 million compared to $162.6 million in the same period in 2019. Cash provided by financing activities during the nine months ended September 30, 2020 consisted of convertible debt proceeds of $194.5 million, net of deferred finance charges, proceeds from the equity offering of $127.3 million and $10.8 million for the net issuance of common stock. This activity was primarily offset by the use of cash in the amounts of $101.9 million for the net repayment of the term loan and other financing obligations and $3.3 million in cash flow hedge terminations fees.
Liquidity Outlook
On May 4, 2020, the Company completed the sale of $175.0 million of 1.25% Convertible Senior Notes due May 2025 (the “Convertible Notes”). And on May 19, 2020, the Underwriters of the Convertible Notes exercised their option to purchase an additional $26.3 million aggregate principal amount of the Convertible Notes (the “Over-allotment Option”) on the same terms and conditions, solely to cover over-allotments with respect to the Convertible Notes offering. The total net proceeds from the issuance of the Convertible Notes and the total exercise of the Over-allotment Option was approximately $194.4 million, which includes approximately $6.9 million of discounts, commissions and offering expenses paid by the Company. For further details regarding the Convertible Notes, please refer to Note 8. Debt, in the accompanying notes to the consolidated financial statements.
In addition, in April 2020, the Company entered into an underwriting agreement relating to the issuance and sale of 4,400,000 shares of the Company’s common stock (“Common Stock Offering”), $0.001 par value per share. The price to the public in this offering was $28.50 per share and the Company agreed to sell the shares to the Underwriters at the public offering price, less underwriting discounts and commission of $1.71 per share. Under the terms of the underwriting agreement, the Company also granted the Underwriters a 30-day option to purchase up to 660,000 additional shares of Common Stock at the public offering price, less underwriting discounts and commissions. In June 2020, closing took place on a partial exercise of the Underwriters’ option and the Company issued the Underwriters an additional 351,500 shares. The net proceeds from the Common Stock

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Offering and partial exercise of the Underwriters’ option were approximately $127.3 million, net of underwriting commissions of approximately $8.1 million.
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
We had $233.2 million in unrestricted cash and cash equivalents as of September 30, 2020. The Company had $50.4 million of marketable securities and considers all securities available-for-sale, including those with maturity dates beyond 12 months as they are available to support current operational liquidity needs. We believe that the cash on hand, marketable securities and cash collections will provide adequate resources to meet our operating commitments and interest payments for at least the next 12 months from the issuance of these financial statements.
Capital Expenditures
We currently forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our cash payments for capital expenditures for the year ending December 31, 2020 will be in the range of $25 million to $30 million. During the nine months ended September 30, 2020, we purchased, with cash, approximately $17.6 million of capital equipment, software and leasehold improvements. We have historically funded and plan to continue funding these capital expenditures with financing obligations, cash, and through bank loan facilities, if necessary.
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
Please refer to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 1. Nature of the Business, Basis of Presentation and Significant Accounting Policies and Note 2. Recently Adopted and Issued Accounting Guidance, in the accompanying notes to the consolidated financial statements, for additional information and changes to our critical accounting policies.
Off-balance Sheet Arrangements
On May 22, 2020, in conjunction with the Investment Agreement, the Company and Inivata entered into a five-year, line of credit agreement in the amount of $15.0 million. The amounts borrowed under the line of credit are contractually limited to the working capital purposes of Inivata, but not towards acquisitions of companies, businesses or undertakings. This line of credit has an availability period beginning on January 1, 2021 and ends one month prior to the final repayment date of January 1, 2026. The line of credit bears interest at 0% per annum and interest and unpaid principal balance is payable on the final repayment date. As of September 30, 2020, the Company believes it has sufficient funds to support the line of credit. Please refer to Note 14. Investment in Non-Consolidated Affiliate, in the accompanying notes to the consolidated financial statements, for additional information on our non-consolidated affiliate.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None for the quarterly period ended September 30, 2020.

ITEM 1A. RISK FACTORS
The following risk factors are in addition to the risks described in the Company’s Form 10-K under Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the for the year ended December 31, 2019, as filed with the SEC on February 28, 2020, and as supplemented by the risks described in Part II, Item 1A. included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 as filed with the SEC on April 29, 2020 and July 31, 2020. The effects of the events and circumstances described in the following risk factors may heighten the risks contained in the Company’s Form 10-K.

Our investments in marketable securities are subject to certain risks which could affect our overall financial condition, results of operations or cash flows
We invest a portion of our available cash and cash equivalent balances in money market funds or by purchasing marketable securities with maturities in excess of three months in a managed portfolio in a variety of debt securities, including U.S. Treasury securities and corporate debt securities. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. Should any of our investments or marketable securities lose value or have their liquidity impaired, it could affect our overall financial condition. Additionally, should we choose or are required to sell these securities in the future at a loss, our consolidated operating results or cash flows may be affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None for the quarterly period ended September 30, 2020.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	21	$33.08	—	—
August 1, 2020 - August 31, 2020	6,010	38.24	—	—
September 1, 2020 - September 30, 2020	196	35.79	—	—
Total	6,227	$38.14	—	—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1	Board of Directors Appointment Letter Agreement between Rachel A. Stahler and NeoGenomics, Inc. dated August 24, 2020

10.2	Board of Directors Appointment Letter Agreement between Michael A. Kelly and NeoGenomics, Inc. dated August 11, 2020

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Income (Loss) and (v) related notes

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (included within Exhibit 101 attachments)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2020	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chairman and Chief Executive Officer

	By:	/s/ Kathryn B. McKenzie
	Name:	Kathryn B. McKenzie
	Title:	Chief Financial Officer