Form 10-K
period 2020-12-31
NEOGENOMICS INC
filed 2021-02-25
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     ☐   Yes     ☒   No
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.8 billion, based on the closing price of the registrant’s common stock of $30.98 per share on June 30, 2020.
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 22, 2021: 116,939,763.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEOGENOMICS, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2020

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
•Our expectations regarding the conversion of our outstanding 1.25% Convertible Senior Notes due May 2025 (the “2025 Convertible Notes”) or our outstanding 0.25% Convertible Senior Notes due January 2028 (the “2028 Convertible Notes”) in the aggregate principal amount of $201.3 million and $345 million, respectively, and our ability to make debt service payments under the 2025 Convertible Notes or 2028 Convertible Notes that may be issued in the convertible notes offering if such notes are not converted;
•Our ability to protect our intellectual property from infringement;
•Our ability to integrate future acquisitions and costs related to such acquisitions;
•The effects of seasonality on our business;
•Our ability to maintain service levels and compete with other diagnostic laboratories;
•Our ability to hire and retain sufficient managerial, sales, clinical and other personnel to meet our needs;
•Our ability to successfully scale our business, including expanding our facilities, our backup systems and infrastructure;
•Our handling, storage and disposal of biological and hazardous materials;

Table of Contents	NEOGENOMICS, INC.
•The accuracy of our estimates regarding reimbursement, expenses, future revenues and capital requirements;
•Our ability to manage expenses and risks associated with international operations, including anti-corruption and trade sanction laws and other regulations, and economic, political, legal and other operational risks associated with foreign jurisdictions;
•Our ability to have sufficient cash to pay our obligations under the 2025 Convertible Notes or the 2028 Convertible Notes;
•The dilutive impact of the conversion of the 2025 Convertible Notes or the 2028 Convertible Notes; and
•Our ability to manage expenses and risks associated with international operations, including anti-corruption and trade sanction laws and other regulations, and economic, political, legal and other operational risks associated with foreign jurisdictions.
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
Trademarks
The “NeoGenomics”,“Genoptix” and “Clarient” names and logos have been trademarked with the United States Patent and Trademark Office. We have trademarked or have applications pending for the brand names CHART, COMPASS, FLEXREPORT, HEMEFISH, MULTIOMYX, NEOACTT, NEOARRAY, NEOCOMPLETE, NEOFISH, NeoLab, NEOGENOMICS LABORATORIES, NeoLink, NeoLIQUID, NEONET, NEOPATH, NEOREACH, NeoSCORE, NEOSEQ, NeoSITE, NEOSMART, NeoTYPE, NeoUniversity, NEOVUE, and PATHSITE. We also have trademarked or have pending trademarks for the marketing slogans “TAKING CANCER PERSONALLY”, “UNIVERSAL FUSION EXPRESSION”, “Unifying Cancer Care”, “UNIFYING, “NEOGENOMICS EUROPE”, and “WHERE PASSION MEETS PURPOSE”. Any other trademarks, registered marks and trade names appearing in this annual report on Form 10-K are the property of their respective holders.

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
The impact from the COVID-19 pandemic and the related disruptions have had a material adverse impact on our results of operations, volume growth rates and test volumes in 2020. Demand may fluctuate depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business disruption, reduced revenues and number of tests, any of which could materially affect our business, financial condition, and results of operations.
We have taken significant actions to protect our employees and maintain a safe environment while ensuring continuity of critical oncology testing for cancer patients. Among other actions, we have de-densified our laboratories and facilities, adjusted laboratory shifts, restricted visitors to facilities, restricted employee travel, implemented an Emergency Paid Time Off policy, provided remote work-environment training and support, and managed our supply chains. Importantly, all main laboratory facilities have remained open and there has been an uninterrupted continuity of high-quality testing services for clients. The Company's top priority remains the health and safety of employees and continued quality and service for all clients with a focus on patient care. We believe that we are positioned to recover from the effects of the COVID-19 pandemic. The addition of COVID-19 polymerase chain reaction (“PCR”) testing capabilities and our broad test menu enables our sales teams to identify opportunities for increasing revenues.
For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.
Overview
We operate a network of cancer-focused testing laboratories in the United States, Europe and Asia. Our mission is to improve patient care through exceptional cancer-focused testing services. Our vision is to become the world’s leading cancer testing and information company by delivering uncompromising quality, exceptional service and innovative solutions.
As of December 31, 2020, the Company has laboratory locations in Fort Myers and Tampa, Florida; Aliso Viejo, Carlsbad, and San Diego, California; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; Rolle, Switzerland; and Singapore. We currently offer the following types of testing services:
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

Table of Contents	NEOGENOMICS, INC.
fluorescent antibodies and analyzed as they flow in a fluid stream through a beam of light. The properties measured in these antibodies include the relative size, relative granularity or internal complexity, and relative fluorescence intensity. These fluorescent antibodies bind to specific cellular antigens and are used to identify abnormal and/or malignant cell populations. Flow cytometry is typically utilized in diagnosing a wide variety of hematopoietic and lymphoid neoplasms. Flow cytometry is also used to monitor patients during the course of therapy to identify extremely low levels of residual malignant cells, known as minimal residual disease (“MRD”) monitoring.
d.Immunohistochemistry (“IHC”) and Digital Imaging – the process of localizing cellular proteins in tissue sections and relies on the principle of antigen-antibody binding. IHC is widely used in the diagnosis of abnormal cells such as those found in cancer. Specific surface membrane, cytoplasmic, or nuclear markers may be identified. IHC is also widely used to understand the distribution and localization of differentially expressed proteins. Digital imaging allows clients to visualize scanned slides, and also perform quantitative analysis for certain stains. Scanned slides are received online in real time and can be previewed often a full day before the glass slides can be shipped back to clients.
e.Molecular testing – a rapidly growing field which includes a broad range of laboratory techniques utilized in cancer testing. Most molecular techniques rely on the analysis of DNA and/or RNA, as well as the structure and function of genes at the molecular level. Molecular testing technologies include: liquid biopsy tests for advanced non-small cell lung cancer, all solid tumor types (pan-cancer), and certain breast cancer cases; DNA fragment length analysis; polymerase chain reaction (“PCR”) analysis; reverse transcriptase polymerase chain reaction (“RT-PCR”) analysis, real-time (or quantitative) polymerase chain reaction (“qPCR”) analysis; bi-directional Sanger sequencing analysis; and next-generation sequencing (“NGS”) analysis.
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
Operating Segments
We have analyzed our reporting structure, the information available to our Chief Operating Decision Maker and the information being used to make strategic decisions and have identified two primary types of customers: Clinical and Pharma. Our Clinical customers include community-based pathology practices, oncology groups, hospitals and academic centers. Our Pharma customers include pharmaceutical companies to whom we provide testing and other services to support their research studies and clinical trials.
In 2020, our Clinical Services segment accounted for 86% of consolidated revenues and our Pharma Services segment accounted for 14% of consolidated revenues. See Note 20. Segment Information, to our Consolidated Financial Statements included in this Annual Report for further financial information about these segments.
Clinical Services Segment
The clinical cancer testing services we offer to community-based pathologists are designed to be a natural extension of, and complementary to, the services that they perform within their own practices. We believe our relationship as a non-competitive partner to community-based pathology practices, hospital pathology labs, reference labs, and academic centers empowers them to expand their breadth of testing and provide a menu of services that matches or exceeds the level of service found in any center of excellence around the world. Community-based pathology practices and hospital pathology labs may order certain testing services on a technical component only (“TC” or “tech-only”) basis, which allows them to participate in the diagnostic process by performing the professional component (“PC”) interpretation services without having to hire laboratory technologists or purchase the sophisticated equipment needed to perform the technical component of the tests. We also support our pathology clients with interpretation and consultative services using our own specialized team of pathologists for difficult or complex cases and provide overflow interpretation services when requested by clients.
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

Table of Contents	NEOGENOMICS, INC.
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
Our Pharma Services segment provides comprehensive testing services in support of our pharmaceutical clients’ oncology programs from discovery to commercialization. In biomarker discovery, our aim is to help our customers discover the right content. We help our customers develop a biomarker hypothesis by recommending an optimal platform for molecular screening and backing our discovery tools with the informatics to capture meaningful data. In other pre-clinical and non-clinical work, we can use our platforms to characterize markers of interest. Moving from discovery to development, we help our customers refine their biomarker strategy and, if applicable, develop a companion diagnostic pathway using the optimal technology for large-scale clinical trial testing.
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
We are continuing to develop and broaden our informatics and data-related tools to leverage our unique market position and oncology expertise to help our stakeholders solve real-world problems such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers. We are committed to connecting patients with life altering therapies and trials. In carrying out these commitments, NeoGenomics aims to provide transparency and choice to patients regarding the handling and use of their data through our Notice of Privacy Practices, and has invested in leading technologies to ensure the data we maintain is secured at all times.
Markets
The medical testing laboratory market can be broken down into three primary markets:
•Clinical Pathology testing;
•Anatomic Pathology testing; and

Table of Contents	NEOGENOMICS, INC.
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
We believe several key factors are influencing the rapid growth in the market for cancer testing: (i) every year, more and more genes and genomic pathways are implicated in the development and/or clinical course of cancer; (ii) cancer is primarily a disease of the elderly - one in four senior citizens is likely to develop some form of cancer during the rest of their lifetime once they turn sixty, and now that the baby boomer generation has started to reach this age range, the incidence rates of cancer are rising; (iii) increasingly, new drugs are being targeted to certain cancer subtypes and pathways which require companion diagnostic testing; (iv) patient and payer awareness of the value of genetic and molecular testing; (v) decreases in the cost of performing genetic and molecular testing; (vi) increased coverage from third party payers and Medicare for such testing; and (vii) the health insurance coverage to uninsured Americans under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010. These factors have driven significant growth in the market for this type of testing. Additionally, there is an increased focus on developing tests for monitoring purposes, including minimal residual disease (“MRD”) and recurrence detection in cancer survivors, which could also broaden the use of certain tests and influence the market for cancer testing.
2021 Focus Areas:
We are committed to sustainable growth while being an innovative leader in our industry. Our focus for 2021 includes initiatives to drive consistent and profitable growth while pursuing innovation and maintaining exceptional service levels. We expect these initiatives to allow the Company to continue on its path to become the world’s leading cancer testing and information company.
Strengthen Our World-Class Culture
Fortifying our culture to closely align with the values of our Company is a key priority. We will invest in the development of our people by creating mentoring, coaching and training opportunities to enhance and capitalize on the talent within our Company. We believe these initiatives will foster a culture of accountability and empowerment and are imperative to providing a meaningful work experience for our employees.
We value the health of our employees and want them to perform at their best, personally and professionally. We actively promote the health and well-being of our employees and recognize that overall health goes beyond greater health benefits and preventative care and includes a variety of areas such as physical, emotional and financial health. We provide a variety of programs to promote the improvement of our employees' health in these and other areas.
Building a resilient, sustainable organization is central to the success of our Company. Our focus is on expanding our purpose to extend beyond the organization to include all stakeholders. This includes the communities we serve and our society as a

Table of Contents	NEOGENOMICS, INC.
whole. We build our talent through coaching and mentoring programs to meet the demands of our critical work of the future and our leadership needs. We will partner within our communities to remove barriers and sponsor educational opportunities needed to meet our highly-skilled workforce demands.
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
Pursue Innovation and Growth
Our plans for 2021 include initiatives to continue to drive sustainable growth and innovation. We will continue to pursue market share gains by providing high complexity, cancer-related laboratory testing services to hospitals, community-based pathology and oncology practices, academic centers, clinicians, and pharmaceutical companies. Additionally, we will focus on continued reimbursement effectiveness through improving coverage, streamlining processes and providing clients more efficient, automated ordering methods, which we believe will continue to fuel our growth and market share.
Our laboratory and informatics teams will continue focus on new assays and product offerings, including liquid biopsy, MRD and other high-quality tests. We expect this to enhance our strategic position while enabling us to maintain our high levels of client retention.
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

Table of Contents	NEOGENOMICS, INC.
our global service offering rely on the expertise of our medical team to give them the answers they need in a timely manner to help inform their diagnoses and treatment decisions.
We believe we have one of the broadest Molecular and Next Generation Sequencing test menus in the world. Clients have the ability to order single gene molecular tests, targeted NeoTYPE panels that include the relevant actionable genes for a particular cancer type as well as large NGS panels. Our Pharma Services Division offers a full range of sequencing testing including whole exome and whole genome sequencing. Our menu enables us to be a true “one-stop shop” for our clients as we can meet all of their oncology testing needs.
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
In our Pharma Services segment, we enter into both short-term and long-term contracts, ranging from one month to several years. While the volume of this testing is not as directly affected by seasonality as described above, the testing volume does vary based on the terms of the contract. Our volumes are often based on how quickly sponsors can get patient enrollees for their trials and seasonality can impact how quickly they can get patients enrolled. Many of our long-term contracts contain specific performance obligations where the testing is performed on a specific schedule. This results in revenue that is not consistent among periods. In addition, this results in backlog that can be significant.
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

Table of Contents	NEOGENOMICS, INC.
Our Pharma Services segment competitors are numerous Contract Resource Organizations (“CROs”). These competitors are larger than NeoGenomics and have global operations including operations in some regions where we do not yet have service capabilities. These laboratories may be more effective than us in gaining business for global clinical trials. Many clinical reference laboratories have also entered the space in support of clinical trials and the related laboratory testing. These reference laboratories are often willing to compete with lower pricing for smaller more limited studies. We believe our strong scientific and medical team is a key differentiator where NeoGenomics is used as an advisor to the sponsors on their trials. Our extensive experience in anatomic pathology continues to result in our winning clinical trials business as sponsors trust our medical team and want them to closely oversee their trials. We believe our service focus and our leading molecular and immunohistochemistry platforms, as well as our exclusive MultiOmyxTM platform will continue to lead to rapid growth in this segment.
Suppliers
The Company orders its laboratory and research supplies from large national laboratory supply companies. While we do not depend on a concentrated, limited number of suppliers, we do rely on certain suppliers for specific reagents or other equipment, including sequencers. While we do not believe a short-term disruption from any one of these suppliers would have a material effect on our business, it could result in short-term impact on our turnaround time or gross margin depending on the nature of or extent of the disruption.
Concentrations of Credit Risk
Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to which the Company provides a significant volume of its services, and to specific payers of our services such as Medicare and individual insurance companies.
Dependence on Major Clients
We market our services to pathologists, oncologists, other clinicians, hospitals, pharmaceutical companies, academic centers and other clinical laboratories throughout the United States, Europe and Asia. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the years ended December 31, 2020, 2019 and 2018, no single client accounted for more than 10% of revenue.
Payer Mix
The following table reflects our estimate of the breakdown of net clinical revenue by type of payer for the fiscal years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Client direct billing	63%	59%	68%
Commercial insurance	20%	23%	17%
Medicare and other government	17%	18%	15%
Total	100%	100%	100%

The change in payer mix during the year ended December 31, 2020 is primarily due to client direct billing related to COVID-19 PCR testing revenue.
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

Table of Contents	NEOGENOMICS, INC.
Additionally, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.
Human Capital Management
As of December 31, 2020, the Company had approximately 1,700 full-time equivalent employees and contracted pathologists.
World-class Medical and Scientific Team
Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology. As of December 31, 2020, we employed or contracted with over 120 M.D.s and Ph.Ds. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories. Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases. For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to Pharmaceutical companies.
World-Class Culture
We promote a World-Class Culture through Employee Engagement, Training and Development, Wellness, Work-Life Balance, and Communication initiatives. Human capital management, including the recruitment and retention of a talented, diverse and highly motivated workforce, is an essential component of our strategy for long-term value creation. The Company’s active approach to human capital management values and promotes diversity, development, and equal opportunity, among many other factors.
Our commitment to maintaining an excellent workplace includes investing in ongoing opportunities for employee development in a diverse and inclusive environment. In addition to gender and ethnic diversity and inclusion on our Board, diversity in gender and ethnicity is well-established within our workforce. As of December 31, 2020, women make up 60% of our global workforce and 57% of women are in supervisory or higher positions. With regard to the Company’s top two management tiers, 40% of our executive team and our vice presidents are women and 33% of our Board of Directors are women. Ethnicity is also strongly represented: 53% of our workforce and 10% of our Board of Directors are ethnically diverse.
We believe that a diverse and inclusive workforce where diverse perspectives are recognized and respected positively impacts our performance and strengthens our culture. We continuingly strive to enhance a World-Class Culture by promoting a workplace in which people of diverse race, ethnicity, veteran status, marital status, socio-economic level, national origin, religious belief, physical ability, sexual orientation, age, class, political ideology, gender identity and expression participate in, contribute to, and benefit equally. We maintain a retention rate of 85% or higher year over year. As of December 31, 2020, the Company’s retention rate was greater than 90%.
Government Regulation
The laboratory industry is subject to extensive governmental regulation domestically, at the federal and state levels, and internationally. The applicable laws and regulations change frequently and there can be no assurance that the Company will not be subject to audit, inquiry, or investigation with respect to some aspect of its operations. The failure to comply with applicable laws, regulations, and reimbursement guidelines could have a material adverse effect on the Company’s business. Significant areas of regulation are summarized below.
Licensure, Accreditation, and Quality Standards
The Company operates laboratories in Florida, Georgia, Tennessee, Texas, California, Switzerland, and Singapore. The laboratories are licensed as required by the states or countries in which they are located. In addition, the laboratories in Fort Myers, Florida, Aliso Viejo and Carlsbad, California, and Nashville, Tennessee are licensed by the State of New York as they accept clinical specimens obtained in New York. All of our domestic laboratories are certified in accordance with the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). Under CLIA, the Centers for Medicare and Medicaid Services (“CMS”) establishes various operational, personnel, facilities, administration, quality, and proficiency requirements for testing performed by the laboratory, intended to ensure testing services are accurate, valid, and timely. CLIA certification is also a prerequisite to be eligible to bill federal and state health care programs, as well as many private insurers, for laboratory testing services. The sanctions for failure to comply with CLIA requirements include suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business; cancellation or suspension of the laboratory's approval to receive Medicare and/or Medicaid reimbursement; as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification could have a material adverse effect on the Company.
Certain Company laboratories are also accredited by the College of American Pathologists (“CAP”), including our laboratories in Switzerland and Singapore, and actively participate in CAP’s proficiency testing programs for all tests offered by the

Table of Contents	NEOGENOMICS, INC.
Company. CAP’s proficiency testing programs require participating laboratories to test specimens that they receive from an approved testing entity and return the results. The testing entity, conducting the program, analyzes the results and provides to the Company a quality control report assessing the results.
The Company has a Quality Management System that meets applicable regulatory and accreditation requirements and industry standards. The quality of care provided to clients and their patients is of paramount importance to us. We maintain quality control processes, including standard operating procedures, controls, performance measurement and reporting mechanisms. Our employees are committed to providing accurate, reliable and consistent services at all times. Any concerns regarding the quality of testing or services provided by the Company are immediately communicated to our Company management. We also continually revise and improve our tests and work with laboratory equipment vendors to ensure that our laboratory has the highest possible quality.
Compliance with licensure, accreditation and quality standards are verified through periodic inspections by agents of relevant regulatory agencies and accrediting organizations, and we believe we are in material compliance of all licensure, accreditation and quality requirements.
Compliance and Ethics Program
The health care industry is highly regulated and scrutinized with respect to fraud, abusive billing practices and improper financial relationships between health care companies and their referral sources. The U.S. Department of Justice (“DOJ”) and the Office of the Inspector General of HHS (“OIG”) has published compliance program guidance, including the Compliance Program Guidance for Clinical Laboratories in August of 1998, fraud alerts and advisory opinions. The Company has implemented a robust Compliance & Ethics Program encompassing this guidance, which is overseen by our Board of Directors, to ensure compliance with the myriad of international, federal and state laws, regulations and governmental guidance applicable to our business. Our program employs a risk-based approach to the development and implementation of standards of conduct, training/education of employees, monitoring and auditing Company practices, investigation, and response to reported or detected compliance issues. The Company provides a hotline for employees who wish to anonymously or confidentially report suspected violations of our codes of conduct, policies/procedures, or laws and regulations. Employees are strongly encouraged to report any suspected violation if they do not feel the problem can be appropriately addressed through the normal chain of command. The hotline does not replace other resources available to our employees, including supervisors, managers and human resources staff, but is an alternative channel available 24 hours a day, 365 days a year. The hotline forwards all reports to the Chief Compliance Officer who is responsible for investigating, reporting to the Compliance Committee, and documenting the disposition of each report. The hotline forwards any calls pertaining to the financial statements or financial issues to the Chairman of the Audit Committee. The Company does not allow any retaliation against an employee who reports a compliance related issue in good faith.
The Board of Directors has a Compliance Committee of the Board, which meets regularly to discuss all compliance-related issues that may affect the Company. The Company reviews its policies and procedures as new regulations and interpretations come to light to comply with applicable regulations. The Chief Compliance Officer reports quarterly to the Compliance Committee on the effectiveness of the program.
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

Table of Contents	NEOGENOMICS, INC.
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
Laws Governing Source Relationships
The federal laws governing Medicare, Medicaid and other federal health benefits, as well as other state and federal laws, regulate certain aspects of the relationships between health care providers, including clinical laboratories, and their referral sources, including physicians, hospitals, other laboratories and other entities. We are subject to the federal Anti-Kickback Statute (“AKS”), as well as similar state statutes and regulations, which prohibit the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The federal AKS defines remuneration to include anything of value, in cash or in kind, and thus can implicate financial relationships including payments not commensurate with fair market value, such as in the form of personnel, supplies, professional or technical services or anything else of value. For additional information regarding the federal AKS and similar state anti-kickback laws, see Item 1A. Risk Factors, Risks Relating to Regulation, “The failure to comply with Anti-Kickback laws may subject us to liability, penalties or limitation of operations.”
In addition to the federal AKS, in October 2018, the U.S. enacted the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”), as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (“SUPPORT Act”). EKRA is an all-payer anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. As drafted, an EKRA prohibition on incentive compensation to sales employees, payments to group purchasing organizations (“GPOs”), or group practices is broader than the federal anti-kickback statute and regulations, which permits these types of compensation arrangements which are common in the industry when certain regulatory requirements are met. Significantly, EKRA permits the DOJ to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued. The Company is working through its trade association to address the scope of EKRA and is seeking clarification or correction.
We are also subject to international laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act, relating to corrupt and illegal payments to, and contracting practices with regard to, government officials and others. The scope of the types of payments or other benefits covered by these laws is very broad and regulators are frequently using enforcement proceedings to define the scope of these laws. These laws include civil penalties for enterprises and criminal penalties and imprisonment for individuals. The obligation of the Company under these laws is to screen third parties who are hired to carry out certain services on behalf of the Company, to monitor for and report suspicious transactions, and to monitor direct and indirect payments to government officials and others. Because of the broad definitions of applicability of these laws, international clients or vendors working for government-owned entities are often considered to be governmental officials. The Company has implemented a program to comply with these laws and has educates employees and its relevant vendors regularly on the requirements for vendor onboarding and conducting appropriate business interactions globally.
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

Table of Contents	NEOGENOMICS, INC.
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
The False Claims Act
The federal False Claims Act (“FCA”) prohibits any person or entity from knowingly presenting, or causing to be presented, to the U.S. government, or to a Medicare program contractor, a false or fraudulent claim for payment, or knowingly making or using a false record or statement to have a false claim paid by the government, or conspiring to defraud the U.S. government, or knowingly making or using a false statement to conceal an obligation to pay the government, or improperly retaining overpayments from, the government. Following enactment of the Affordable Care Act (“ACA”), claims related to violations of the federal AKS and knowing retention of overpayments are also considered false claims and could lead to liability under the FCA. Further, FCA liability may lead to exclusion from participation in Medicare, Medicaid and other federal healthcare programs. The FCA’s “whistleblower” or “qui tam” provisions are being used with more frequency to challenge the reimbursement practices of providers and suppliers. Those provisions allow a private individual to bring an action on behalf of the government alleging that the defendant has submitted false claims for payment to the federal government. The government must decide whether to intervene in the lawsuit and whether to prosecute the case. If it declines to do so, the individual may pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. The successful qui tam relator who brought the case is entitled to a portion of the proceeds and its attorneys’ fees and costs. As most qui tam cases are filed by current or former employees, an effective compliance program, as defined by the DOJ and OIG, plays a crucial role in reducing the Company’s exposure to liability. It is also a criminal offense, under Title 18 U.S. Code, Section 287, for a person or entity to make a claim against the United States or any department or agency, knowing the claim to be false, fictitious or fraudulent. The penalty is a fine, and imprisonment of up to five years. The federal FCA has been an effective enforcement tool for the federal government and many states have enacted similar false claims acts as well.
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
Medicare Payment Guidelines
We have various billing arrangements with our clients and with third party payers, including the Medicare program. When the Company bills the client for all, or a portion of, a laboratory test performed, these client billing arrangements are priced competitively at fair market value. These client billing arrangements may implicate the prohibition of the Medicare program against charging the Medicare or Medicaid programs fees substantially in excess of the Company’s usual and customary charges. Given our participation in Medicare and Medicaid, we are subject to Medicare and Medicaid regulations related to billing those programs as well as agency sub-regulatory guidance regarding the same, the federal Stark Law, federal and state anti-kickback statutes, and the federal and state FCAs.
In light of the various federal regulations and guidance from the OIG, the Company seeks to price its products competitively while endeavoring to meet applicable statutes and regulations.
Environmental Health and Safety
The Company is subject to licensing and regulation under federal and state laws relating to the protection of the environment, and human health and safety laws and regulations relating to the handling, transportation and disposal of medical specimens and hazardous materials, infectious and hazardous waste. Company laboratories are subject to applicable laws and regulations relating to biohazard disposal of all laboratory specimens, and the Company generally utilizes outside vendors for disposal of such specimens. In addition, the Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating to workplace safety for healthcare employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and hepatitis B and C viruses. These regulations, among other things, require

Table of Contents	NEOGENOMICS, INC.
work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service, the Office of Foreign Assets Control, and the International Air Transport Association. Other countries where the Company conducts business have similar laws and regulations concerning the environment and human health and safety with which the Company must also comply. The Company seeks to comply with all relevant environmental and human health and safety laws and regulations. Failure to comply could subject the Company to various administrative and/or other enforcement actions
Confidentiality and Security of Personal Information
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), contains provisions that protect individually identifiable health information from unauthorized use or disclosure by covered entities and their business associates. The Office for Civil Rights of HHS (“OCR”), the agency responsible for enforcing HIPAA, has published regulations to address the privacy (the “Privacy Rule”) and security (the “Security Rule”) of protected health information (“PHI”). The Company is a covered entity under HIPAA and has adopted policies and procedures to comply with the Privacy Rule and the Security Rule and HIPAA. The health care facilities and providers that refer specimens to the Company are also bound by HIPAA. HIPAA also requires that all providers who transmit claims for health care goods or services electronically utilize standard transaction and data sets and use standardized national provider identification codes. The Company has taken necessary steps to comply with HIPAA regulations, utilizes standard transaction data sets, and has obtained and implemented national provider identifiers, or NPIs, as the standard unique health identifier in filing and processing health care claims and other transactions.
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
The California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020 and imposed privacy compliance obligations with regard to the personal information of California residents. This legislation creates significant new requirements for identifying, managing, securing, tracking, producing and deleting consumer personal information and takes the position that consumers “own” their personal information and provides specific rights, including the right to opt out of their data being sold to a third party by the Company. The CCPA defines personal information extremely broadly as “information that identifies, relates to, describes, is capable of being associated with, or could reasonably be linked, directly or indirectly, with a particular consumer or household.” Like the international privacy laws, this creates greater complexity in implementing a compliance program to support these requirements. This law became enforceable by the California Attorney General on July 1, 2020 and the Company has implemented significant mechanisms to comply with this law.
Due to the Company’s international expansion, we are subject to a variety of international laws which serve to protect the personally identifiable information (“PII”) of individuals who reside in those countries. These laws include the European Union’s General Data Protection Regulation (“GDPR”), The Swiss Federal Data Protection Act (“FADP”), and Singapore’s Personal Data Protection Act (“PDPA”). These laws are much more complex and stringent in nature than HIPAA and are not limited to protecting patient data alone; they include employees, clients, and other individuals, for which we have collected their data. Like HIPAA, these laws contain regulatory requirements for both robust data privacy and security programs and require data breach reporting should PII be used or disclosed in a manner not allowed under the laws. Penalties for violations of these laws can be significant, for instance, GDPR’s maximum penalties are up to 4% of a company’s annual global turnover or €20 million – whichever is greater. Although the Company’s business is conducted primarily in the United States, we do receive some clinical testing from countries outside of the U.S. and we do collect data of individuals internationally as part of the Company’s Pharma business, which obligates us to comply with these laws. We have developed privacy and security programs to meet these international obligations and continue to reassess and improve these programs continually.

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
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, financial condition or results of operations.
Risks Relating to Our Business
•The COVID-19 pandemic is highly dynamic in the United States and throughout the world and may adversely affect our operations and financial condition.
•Our business is subject to rapid scientific change, which could have a material adverse effect on our business, results of operations and financial condition.
•Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.
•We face the risk of capacity constraints, which could have a material adverse effect on our business, results of operations and financial condition.
•Failure to develop, or acquire licenses for, new or improved testing technologies could materially and adversely affect our revenues.
•Clinical trials and research services create a risk of liability.
•Clinicians or patients using our services may sue us, and our insurance may not sufficiently cover all claims brought against us, which will increase our expenses.
•Our investments in marketable securities are subject to certain risks which could affect our overall financial condition, results of operations or cash flows.
•Servicing our 1.25% Convertible Senior Notes (the “2025 Convertible Notes”) and 0.25% Convertible Senior Notes due May 2028 (the “2028 Convertible Notes” and, together with the 2025 Convertible Notes, the “Convertible Notes”) will require a significant amount of cash. We may not have sufficient cash flow from our business to pay our obligations under the notes, which could adversely affect our financial condition and operating results.
•We may not have the ability to raise the funds necessary to settle conversions of the notes in cash or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.
•The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.
•Other manufacturers may discontinue or recall testing products used in our business.
•We depend substantially upon third parties for payment of services, which could have a material adverse effect on our cash flows and results of operations.
•We may fail to protect our facilities, which could have a material adverse effect on our business, results of operations and financial condition.
•We are dependent on key personnel and need to hire additional qualified personnel in order for our business to succeed.
•Failure in our information technology systems could significantly increase testing turn-around time or billing processes and otherwise disrupt our operations.

Table of Contents	NEOGENOMICS, INC.
•Performance issues, service interruptions or price increases by our shipping carrier could adversely affect our business, results of operations and financial condition, and harm our reputation and ability to provide our specialized diagnostic services on a timely basis.
•We use biological and hazardous materials that require considerable expertise and expense for handling, storage or disposal and may result in claims against us.
•An pandemic of the coronavirus disease is ongoing across the world and may adversely affect our operations and financial condition.
Risks Related to Our Common Stock
•The price of our common stock may fluctuate significantly.
•The capped call transactions may affect the value of the notes and our common stock.
•Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.
Risks Relating to Regulation
•If we were required to conduct additional clinical trials prior to continuing to sell our current tests or launching any other tests we may develop, those trials could result in delays or failure to obtain necessary regulatory approvals, which could harm our business.
•Proposed government regulation of Laboratory Developed Tests may result in delays to launching certain laboratory tests and increase our costs to implement new tests.
•Healthcare reform programs may impact our business and the pricing we receive for our services.
•Steps taken by government payers, such as Medicare and Medicaid to control the utilization and reimbursement of healthcare services, including esoteric testing may diminish our net revenue.
•Changes in regulations, payer policies or contracting arrangements with payers or changes in other laws, regulations or policies may adversely affect coverage or reimbursement for our specialized diagnostic services, which may decrease our revenues and adversely affect our results of operations and financial condition.
•Failure to comply with environmental, health and safety laws and regulations, including the federal Occupational Safety and Health Administration Act, and the Needlestick Safety and Prevention Act could result in fines and penalties and loss of licensure, and have a material adverse effect upon our business.
•Our net revenue will be diminished if payers do not adequately cover or reimburse our services.
•Third party billing is extremely complicated and results in significant additional costs to us.
•Our operations are subject to strict laws prohibiting fraudulent billing and other abuse, and our failure to comply with such laws could result in substantial penalties.
•The failure to comply with significant government regulation and laboratory operations may subject us to liability, penalties or limitation of operations.
•The failure to comply with physician self-referral laws may subject us to liability, penalties or limitation of operations.
•The failure to comply with Anti-Kickback laws may subject us to liability, penalties or limitation of operations.
•A failure to comply with governmental payer regulations could result in our being excluded from participation in Medicare, Medicaid or other governmental payer programs.
•Failure to comply with the HIPAA Privacy, Security and Breach Notification Regulations may increase our operational costs.
•We are subject to security risks which could harm our operations
Risks Relating to Our Business
The COVID-19 pandemic is highly dynamic in the United States and throughout the world and may adversely affect our operations and financial condition.

Table of Contents	NEOGENOMICS, INC.
We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. Economic and health conditions in the United States and across most of the globe continue to change rapidly. Due to the COVID-19 pandemic, the Company has experienced significant volatility, including periods of material decline compared to prior year periods, in testing volumes in the Company’s base business (which excludes COVID-19 molecular and antibody testing). Demand may fluctuate depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business disruption, reduced revenues and number of tests, any of which could materially affect our business, financial condition, and results of operations.
Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where several of our laboratories are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities, which was followed by similar orders in other states in which we operate, including in Florida, where our headquarters is located. Various orders have been implemented and subsequently relaxed however, disruptions continue and have carried into 2021. Such orders or restrictions, have resulted in our administrative headquarters closing, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our testing capacity.
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
While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets and a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The Company is continuously monitoring its own operations and intends to take appropriate actions to mitigate the risks arising from the COVID-19 pandemic to the best of its abilities, but there can be no assurances that the Company will be successful in doing so. To the extent the Company is able to obtain information about and maintain communications with its customers, suppliers, vendors, and other business partners, the Company will seek to minimize disruptions to its supply chain. The ultimate extent of the effects of the COVID-19 pandemic on the Company, including revenue generated from COVID-19 PCR testing, is highly uncertain and will depend on future developments which cannot be predicted.
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

Table of Contents	NEOGENOMICS, INC.
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
Our investments in marketable securities are subject to certain risks which could affect our overall financial condition, results of operations or cash flows.

Table of Contents	NEOGENOMICS, INC.
We invest a portion of our available cash and cash equivalents by purchasing marketable securities in a managed portfolio and direct investments in a variety of debt securities, including U.S. Treasury securities and corporate debt securities. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. Should any of our investments or marketable securities lose value or have their liquidity impaired, it could affect our overall financial condition. Additionally, should we choose or are required to sell these securities in the future at a loss, our consolidated operating results or cash flows may be affected.
Servicing our Convertible Notes will require a significant amount of cash. We may not have sufficient cash flow from our business to pay our obligations under the notes, which could adversely affect our financial condition and operating results.
In April 2020, we issued $201.3 million aggregate principal amount of 1.25% Convertible Senior Notes due May 2025 (the “2025 Convertible Notes”), and in January 2021, we issued $345 million aggregate principal amount of 0.25% Convertible Senior Notes due May 2028 ( the “2028 Convertible Notes” and, together with the 2025 Convertible Notes, the “Convertible Notes”). We may also incur additional indebtedness in the future. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which we adopted effective January 1, 2021 and which applies to the Convertible Notes. ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments such as the Convertible Notes, which could reduce non-cash interest expense, and thereby decreasing net loss (or increasing net income), which could affect our reported financial results. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method will be required. Application of the ‘‘if-converted’’ method may reduce our reported diluted earnings per share.
The capped call transactions may affect the value of the notes and our common stock.
In connection with the issuance of the 2028 Convertible Notes, we have entered into capped call transactions with the option counterparties. Upon conversion of any of the 2028 Convertible Notes, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, and the capped call transactions are intended to reduce the potential dilution upon conversion of the notes and/or offset some or all of any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.

Table of Contents	NEOGENOMICS, INC.
In connection with these transactions, the option counterparties or their respective affiliates may modify their hedge positions related to the capped call transactions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2028 Convertible Notes (and are likely to do so during any observation period related to a conversion of notes or following any repurchase or redemption of the notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the notes.
Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.
The conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. We have entered into capped call transactions with respect to the 2028 Convertible Notes to reduce the risk of dilution, but to the extent that the conversion price of the 2028 Convertible Notes exceeds the cap price of the capped calls or to the extent that the Convertible Notes are converted, such conversions will dilute the ownership interests of our existing stockholders The Convertible Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because conversion could be used to satisfy short positions, and the anticipated conversion of the notes or the Convertible Notes into shares of our common stock could depress the price of our common stock.
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
Our operations are dependent in part upon our ability to protect our laboratory operations against physical damage from explosions, fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events. We do not presently have an emergency back-up generator in place at our Tampa, Florida, Nashville, Tennessee, Atlanta, Georgia, or Rolle, Switzerland laboratories locations which would otherwise mitigate to some extent the effects of a prolonged power outage. The occurrence of any of these events could result in interruptions, delays or cessations in service to clients, which could have a material adverse effect on our business, results of operations and financial condition.

Table of Contents	NEOGENOMICS, INC.
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
Risks Related to Our Common Stock
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
We frequently develop diagnostic tests for clients that cannot currently be provided using test kits approved or cleared by the FDA. The FDA has been considering changes to the way that it regulates these Laboratory Developed Tests (“LDTs”). Currently all LDTs are conducted and offered in accordance with CLIA, and individual state licensing procedures. The FDA has published a draft guidance document that would require FDA clearance or approval of a subset of LDTs, as well as a modified approach for some lower risk LDTs that may require FDA oversight short of the full premarket approval or clearance process. Congress may enact legislation to provide a regulatory framework for the FDA’s role with regard to LDTs. As a result, there is a risk that the FDA’s proposed regulatory process could delay the offering of certain tests and result in additional validation costs and fees. There is also an associated risk that some tests currently offered might become subject to FDA premarket approval or clearance. This FDA approval or clearance process may be time-consuming and costly, with no guarantee of ultimate approval or clearance.
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

Table of Contents	NEOGENOMICS, INC.
framework will use a risk-based approach to enforce the FDA’s premarket review requirements, and for high-risk tests, the framework may require laboratories to use FDA-approved tests, if available, rather than LDTs. If implemented, the framework outlined in the Draft LDT Guidance may also require us to obtain premarket clearance or approval for certain of our LDTs. Implementation of this framework would include a lengthy phase-in period ranging from two to nine years depending on the risk assessment rating of each particular test. The FDA provided an opportunity for public comment through February 2015 and received numerous public comments in response to the Draft LDT Guidance. In January 2017 the FDA announced that it would not issue a final guidance on the oversight of LDTs at the request of various stakeholders to allow for further public discussion on an appropriate oversight approach, and to give congressional authorizing committees the opportunity to develop a legislative solution. At the same time, Congress, the FDA, and various industry stakeholders have worked to provide recommendations for comprehensive reform of LDTs. In 2018, Congress submitted a legislative discussion draft, the Diagnostic Accuracy and Innovation Act (“DAIA”) to the FDA and requested technical assistance on the draft. FDA's technical assistance consisted of recommendations for significant changes in the bill. In December 2018, Congress released an updated bill, the Verifying Accurate Leading-edge IVCT Development (“VALID”) Act that is largely consistent with the FDA's technical assistance on DAIA. In March 2020, Congress introduced a revised VALID Act with bipartisan sponsorship. In August 2020, HHS, in an unsigned statement posted on its website and not published in the Federal Register, barred FDA from requiring premarket review for any LDT, including those for COVID-19, unless FDA goes through formal rulemaking procedures. However, it remains unknown whether Congress will enact legislation regulating LDTs and, if so, whether the legislation will be similar to the framework described in the Draft LDT Guidance, or in the VALID act. This legislation and resulting FDA regulation may result in increased regulatory burdens for us to register and continue to offer our tests or to develop and introduce new tests and may increase our costs. We do not yet know which of our tests would be classified as high-risk and would require a full FDA approval. If such approval was required, we cannot be certain that our tests would obtain FDA approval or clearance.
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

Table of Contents	NEOGENOMICS, INC.
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
In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, in January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In December of 2017, President Trump signed into law Public Law No. 115-97, which made changes to the tax code and included, among other things, a repeal of the ACA’s penalties for the individual mandate, a provision that required individuals to buy health insurance or pay a fine. On December 14, 2018 a federal district court judge in the Northern District of Texas ruled that Public Law No. 115-97 rendered the individual mandate unconstitutional and further ruled that the rest of the ACA was inseverable from the individual mandate, rendering the ACA in its entirety invalid. In December 2019, the U.S. Fifth Circuit Court of Appeals held that the individual mandate is unconstitutional because it can no longer be read as a tax, and there is no other constitutional provision that justifies this exercise of congressional power, and remanded the severability question back to the district court to provide additional analysis of the provisions of the ACA as they currently exist. The Supreme Court consolidated docketed appeals in the case California v. Texas and agreed to review the severability issue as well as the standing issue raised by the Fifth Circuit during the 2020-2021 term. Oral arguments were heard in November 2020 and the final opinion is pending. Additionally, the ACA continues to be challenged in other lawsuits. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed or ruled invalid. Because of the continued uncertainty about the implementation and constitutionality of the ACA, there can be no assurance at this time that the implementation (or repeal) of these provisions, or the ACA as a whole, will not have a material adverse effect on our business.
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

Table of Contents	NEOGENOMICS, INC.
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

Table of Contents	NEOGENOMICS, INC.
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

Table of Contents	NEOGENOMICS, INC.
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

Table of Contents	NEOGENOMICS, INC.
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

Table of Contents	NEOGENOMICS, INC.
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
We are subject to the federal Stark Law, as well as similar state statutes and regulations, which prohibit billing Medicare for certain health care services, which are referred to as designated health services (“DHS”), rendered as a result of referrals by physicians to DHS entities with which the physicians (or their immediate family members) have a financial relationship unless an exception is met. A “financial relationship” includes both an ownership interest and/or a compensation arrangement with a physician, both direct and indirect, and DHS includes, but is not limited to, laboratory services. The Stark Law prohibits an entity that receives a prohibited DHS referral from seeking payment from Medicare for any DHS services performed as a result of such a referral, unless an arrangement is carefully structured to satisfy every requirement of a regulatory exception. The Stark Law is a strict liability statute, and thus any technical violation requires repayment of all “tainted” referrals, regardless of the intent, unless an exception applies. Penalties for violating the Stark Law may include the denial of payment to an entity for the impermissible provision of DHS, the requirement to refund any amounts collected in violation of the Stark Law, and civil monetary penalties of up to $25,372 for each violation and $169,153 for each circumvention arrangement or scheme. The amounts may be further increased by civil monetary penalty increases imposed by the Bipartisan Budget Act of 2018. Other implications of a Stark Law violation may include exclusion from Medicare and Medicaid programs, and potential False Claims Act liability, including via “qui tam” action.
Further, many states have promulgated self-referral laws and regulations similar to the federal Stark Law, but these vary significantly based on the state. In addition to services reimbursed by Medicaid or government payers, often these state laws and regulations can encompass services reimbursed by private payers and self-pay patients as well. Penalties for violating state self-referral laws and regulations vary based on the state, but often include civil penalties, exclusion from Medicaid, and loss of licenses.
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
The AKS is an “intent-based” statute, meaning that a violation occurs when one or both parties intend the remuneration to be in exchange for or to induce referrals. In 2010, the ACA, amended the intent requirement of the AKS. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that a claim submitted for reimbursement for items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act.
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

Table of Contents	NEOGENOMICS, INC.
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
Tests which are reimbursed by Medicare and other Government payers (for example, State Medicaid programs) accounted for approximately 17%, 18% and 15% of our revenues for the years ended December 31, 2020, 2019 and 2018, respectively. The Medicare program imposes extensive and detailed requirements on diagnostic service providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit claims for reimbursement and how we provide specialized diagnostic laboratory services. Further, we are prohibited from contracting with any individuals or entities who have been excluded from participation in Medicare or Medicaid and are listed on the OIG’s List of Excluded Individuals and Entities List (“LEIE”) or in the System for Award Management, which includes the previously independent Government Services Administration’s Excluded Parties List System (“GSA-EPLS”). Contracting with excluded individuals or entities, such as hiring an excluded person or contracting with an excluded vendor, can result in significant penalties.
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

Table of Contents	NEOGENOMICS, INC.
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
General Risk Factors
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

Table of Contents	NEOGENOMICS, INC.
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

Table of Contents	NEOGENOMICS, INC.
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
We use reasonable efforts to assess and predict the expenses necessary to pursue our business strategies. However, implementing our business strategies may require more employees, capital equipment, supplies or other expenditure items than management has predicted, particularly as we continue to assess any further needs resulting from the growth our Pharma division. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than we estimate, which could result in ongoing and sustained losses.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We operate an international network of laboratories. Our corporate office and most of our laboratory facilities are leased except we own 43,560 square feet of our Carlsbad, California facility. These leases expire at various dates through 2035. We believe that these locations are sufficient to meet our needs at existing volume levels and that, if needed, additional space will be available at a reasonable cost.

Table of Contents	NEOGENOMICS, INC.
The following table summarizes our facilities by type and location:

Location	Purpose	Square Footage
Aliso Viejo, California	Laboratory and administrative offices	131,216
Carlsbad, California	Laboratory and administrative offices	105,178
Fort Myers, Florida	Corporate headquarters and laboratory	73,689
Houston, Texas	Laboratory	32,757
La Jolla, California	Laboratory	14,672
Geneva (Rolle), Switzerland	Laboratory	7,976
Nashville, Tennessee	Laboratory	7,806
Tampa, Florida	Laboratory	5,574
Singapore	Laboratory	3,957
Suzhou, China	Laboratory	3,444
Atlanta, Georgia	Laboratory	1,190
Plantation, Florida	Courier office	240
Our La Jolla, California, Rolle, Switzerland and Singapore laboratories support our Pharma Services segment exclusively. In December 2020, we took possession of the Suzhou, China location. This laboratory will support the Pharma Services segment and we expect it to be fully functional in 2021. Our Nashville, Tennessee, Tampa, Florida and Atlanta, Georgia locations support our Clinical Services segment exclusively. All other locations serve both segments of the business. See Note 20. Segment Information, to our Consolidated Financial Statements for further financial information about our segments.
ITEM 3. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings that arise in the ordinary course of business. The Company believes that any resulting liability from these proceedings will not, either individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Table of Contents	NEOGENOMICS, INC.
PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NASDAQ Capital Market under the symbol “NEO”.
Holders of Common Stock
As of February 22, 2021, there were 665 stockholders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.
Dividends
We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance operations and future growth and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Our financing arrangements contain certain restrictions on our ability to pay dividends on our common stock.
Equity Compensation Plan Information
The following table summarizes the securities authorized for issuance under equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”)	3,785,941	$15.21	1,022,401	(a)
Employee Stock Purchase Plan (“ESPP”)	—	N/A	236,651	(b)
Total	3,785,941	$15.21	1,259,052

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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Table of Contents	NEOGENOMICS, INC.

Period of Repurchase	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	42	$40.80	—	—
November 1, 2020 - November 30, 2020	8	44.74	—	—
December 1, 2020 - December 31, 2020	—	—	—	—
Total	50	$41.43	—	—

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
Comparison of Cumulative Five Year Total Return
We have presented below the cumulative total return to our stockholders of $100 during the period from December 31, 2015, through December 31, 2020 in comparison to the cumulative return on the S&P 500 Index and a customized peer group of five publicly traded companies during that same period. The peer group is made up of Invitae Corporation, Exact Sciences Corporation, Laboratory Corporation of America Holdings, Natera, Inc., and Quest Diagnostics, Inc. Several of our closest competitors are part of large pharmaceutical or other multi-national firms, or are privately held and, as such, we are unable to obtain financial information for them.
The results assume that $100 (with reinvestment of all dividends) was invested in our common stock, the index and in the peer group and its relative performance tracked through December 31, 2020. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock. The performance graph set forth above shall not be deemed incorporated by reference into any filing by us under the Securities Act or the Exchange Act except to the extent that we specifically incorporate such information by reference therein.

Table of Contents	NEOGENOMICS, INC.
ITEM 6. SELECTED FINANCIAL DATA
Omitted as not required pursuant to amendments to Item 301 of Regulation S-K effective February 10, 2021.

Table of Contents	NEOGENOMICS, INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in this Annual Report on Form 10-K. The information contained below includes statements of management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Annual Report under the caption “Forward Looking Statements”, which information is incorporated herein by reference. For discussion and analysis pertaining to 2019 overview and highlights as compared to 2018, please refer to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020.
Our Company
NeoGenomics, Inc. is a high-complexity CLIA-certified clinical laboratory that specializes in cancer genetics diagnostic testing and pharma services. Our testing services include cytogenetics, fluorescence in-situ hybridization (“FISH”), flow cytometry, immunohistochemistry, anatomic pathology and molecular genetic testing. Headquartered in Fort Myers, FL, NeoGenomics operates CAP accredited and CLIA certified laboratories in Fort Myers and Tampa, Florida; Aliso Viejo, Carlsbad and San Diego, California; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; and CAP accredited laboratories in Rolle, Switzerland, and Singapore. NeoGenomics serves the needs of pathologists, oncologists, academic centers, hospital systems, pharmaceutical firms, integrated service delivery networks, and managed care organizations throughout the United States, and pharmaceutical firms in Europe and Asia.
2020 Overview and Highlights
•We increased revenues by 9% compared to 2019, including an increase in Clinical Services revenue of 6% and an increase in Pharma Services revenue of 30%;
•Pharma Services backlog increased to $209 million;
•Financial position strengthened with $322 million net convertible note and equity offerings;
•We acquired the Oncology Division assets of Human Longevity, Inc. (“HLI - Oncology”);
•Strategic collaboration and minority investment in Inivata Limited (“Inivata”) established;
•Expanding testing menu to include suite of liquid biopsy tests; and
•High-capacity COVID-19 testing lab operationalized.
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
We are continuing to develop and broaden our informatics and data-related tools to leverage our unique market position and oncology expertise to help our stakeholders solve real-world problems such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers. We are committed to connecting patients with life altering therapies and trials. In carrying out these commitments, NeoGenomics aims to provide transparency and choice to patients regarding the handling and use of their data through our Notice of Privacy Practices, and has invested in leading technologies to ensure the data we maintain is secured at all times.

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
We continue to develop our company-wide focus, which includes the following three critical success factors for 2021:
•World-Class Culture: To strengthen our world-class culture through continued training and development, programs to promote wellness and work-life balance, and enhanced communication. We are focused on our commitment to inclusion, meaningful work experiences, empowering and developing our people and teams, and managing with empathy.
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
•Innovation and Growth: To pursue exceptional service and growth through the launch of innovative assays, informatics products and companion diagnostics as well as enhanced educational programs. To support this objective we will invest in research and development activities with a focus on expanding and enhancing our capabilities for next-generation sequencing, including liquid biopsy, and expanding our companion diagnostic offering. Our informatics and data-related tools leverage our unique market position and oncology expertise to help our stakeholders solve real-world problems. We will continue to pursue market share gains in both our Clinical Services and Pharma Services segments.
These critical success factors have been communicated throughout our Company. We have structured departmental goals around these factors and have created employee incentive plans in which every employee will have a meaningful incentive for our success.

Regulatory Environment
The FDA is currently considering changes which may include increased regulation of Laboratory Developed Tests (“LDTs”) by the FDA. In October 2014, the FDA announced its proposed framework and timetable and indicated it would move toward greater oversight of LDTs. The FDA has not finalized the framework they announced in 2014. In 2017, the FDA shifted its approach to oversight of LDTs, indicating that they would work with Congress and stakeholders on a new legislative framework and pathway for all diagnostic testing. In 2018, the FDA began limited enforcement activities on a subset of LDTs known as pharmacogenetic testing (“PGx”). NeoGenomics is a member of the American Clinical Laboratory Association (“ACLA”), which has been in active discussions with the FDA and Congress regarding FDA oversight of LDT’s. However, in August 2020, HHS, in an unsigned statement posted on its website and not published in the Federal Register, barred FDA from requiring premarket review for any LDT, including those for COVID-19, unless FDA goes through formal rulemaking procedures. At this time we cannot predict what the current administration impact will be on the oversight and regulation of LDTs or if there will be any additional changes to current rules and regulations.
We closely monitor changes in legislation and take specific actions to identify and estimate the impact of changes in legislation whenever possible as regulatory changes can affect reimbursement for clinical laboratory services. We do not anticipate significant changes to our clinical revenue in 2021 based on known changes in legislation.

Operating Segments
We report our activities in two operating segments: the Clinical Services Segment and the Pharma Services Segment. We have presented the financial information reviewed by the Chief Operating Decision Maker (“CODM”) including revenues, cost of revenue and gross margin for each of our operating segments. Assets are not presented at the segment level as that information is not used by the CODM.
Clinical Services
The clinical cancer testing services we offer to community-based pathologists are designed to be a natural extension of, and complementary to, the services that they perform within their own practices. We believe our relationship as a non-competitive partner to community-based pathology practices, hospital pathology labs and academic centers empowers them to expand their

Table of Contents	NEOGENOMICS, INC.
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
NeoGenomics is a leading provider of Molecular and next-generation sequencing (“NGS”) testing. These tests are interpreted by NeoGenomics’ team of Molecular experts and are often ordered in conjunction with other testing modalities. NGS panels are one of our fastest growing testing areas and clients can often receive a significant amount of biomarker information from very limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. We believe that NeoGenomics has one of the broadest Molecular menus in the industry and our targeted NeoTYPE panels include genes relevant to a particular cancer type, as well as other complementary tests such as immunohistochemistry and FISH. This comprehensive menu means that NeoGenomics can be a “one-stop shop” for our clients who can get all of their oncology testing needs satisfied by our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. NeoGenomics expects our Molecular laboratory and NGS capabilities to be a key growth driver in the coming years.
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
Our Pharma Services segment provides comprehensive testing services in support of our pharmaceutical clients’ oncology programs from discovery to commercialization. In biomarker discovery, our aim is to help our customers discover the right content. We help our customers develop a biomarker hypothesis by recommending an optimal platform for molecular screening and backing our discovery tools with the informatics to capture meaningful data. In other pre-clinical and non-clinical work, we can use our platforms to characterize markers of interest. Moving from discovery to development, we help our customers refine their biomarker strategy and, if applicable, develop a companion diagnostic pathway using the optimal technology for large-scale clinical trial testing.
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
We believe that NeoGenomics is uniquely positioned to service Pharma sponsors across the full continuum of the drug development process. Our Pharma Services team can work with them during the basic research and development phase as compounds come out of translational research departments as well as work with clients from Phase I clinical trials through Phases II and III as the sponsors work to prove the efficacy of their drugs. The laboratory biomarker tests that are developed during this process may become companion diagnostic, or CDx tests, that will be used on patients to determine if they could respond to a certain therapy. NeoGenomics is able to offer these CDx tests to the market immediately after FDA approval as

Table of Contents	NEOGENOMICS, INC.
part of our Day 1 readiness program. This ability helps to speed the commercialization of their drug and enables Pharma sponsors to reach patients through NeoGenomics broad distribution channel in the Clinical Services segment.
We are continuing to develop and broaden our informatics and data-related tools to leverage our unique market position and oncology expertise to help our stakeholders solve real-world problems such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers. We are committed to connecting patients with life altering therapies and trials. In carrying out these commitments, NeoGenomics aims to provide transparency and choice to patients regarding the handling and use of their data through our Notice of Privacy Practices, and has invested in leading technologies to ensure the data we maintain is secured at all times.
Critical Accounting Policies
The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. See Note 2. Summary of Significant Accounting Policies, to our Consolidated Financial Statements for a complete description of our significant accounting policies.
Our critical accounting policies are those where we have made difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:
•Revenue Recognition
•Accounts Receivable
•Stock Based Compensation
•Deferred Taxes
Revenue Recognition
We adopted Accounting Standards Codification (“ASC”) 606, Revenues from Contracts with Customers, on January 1, 2018 using a full retrospective method of adoption. Under this method, we have restated our results for each prior reporting period presented as if ASC 606 had been effective for those periods. The adoption of this standard required us to implement new revenue policies, procedures and internal controls related to revenue recognition. In addition, the adoption resulted in enhanced financial statement disclosures surrounding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
The new standard impacted each of our two reportable segments differently due to the transactional nature of the Clinical Services segment versus the generally long-term nature of our Pharma Services segment contracts. The specific effect on our reportable segments is explained further in Note 2. Summary of Significant Accounting Policies, to our Consolidated Financial Statements.
Clinical Services Revenue

Our specialized diagnostic services are performed based on an online test order or a written test requisition form. The performance obligation is satisfied and revenues are recognized once the diagnostic services have been performed and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including client direct billing, commercial insurance, Medicare and other government payers, and patients. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration we expect to receive based on negotiated discounts, historical collection experience and other anticipated adjustments, including anticipated payer denials. Collection of consideration we expect to receive typically occurs within 30 to 60 days of billing for commercial insurance, Medicare and other governmental and self-pay payers and within 60 to 90 days of billing for client payers.

The following table reflects our estimate of the breakdown of net clinical revenue by type of payer for the fiscal years ended December 31, 2020, 2019, and 2018:

Table of Contents	NEOGENOMICS, INC.

	2020	2019	2018
Client direct billing	63%	59%	68%
Commercial insurance	20%	23%	17%
Medicare and other government	17%	18%	15%
Total	100%	100%	100%

The change in payer mix during the year ended December 31, 2020 is primarily due to client direct billing related to COVID-19 PCR testing revenue.
Pharma Services Revenue
All of our Pharma Services revenue is billed directly to clients, or the pharmaceutical sponsor. Our Pharma Services segment generally enters into contracts with pharmaceutical and biotech customers as well as other Contract Research Organizations (“CROs”) to provide research and clinical trial services ranging in duration from one month to several years. We record revenue on a unit-of-service basis based on number of units completed and the total expected contract value. The total expected contract value is estimated based on historical experience of total contracted units compared to realized units as well as known factors on a specific contract-by-contract basis. Certain contracts include upfront fees, final settlement amounts or billing milestones that may not align with the completion of performance obligations. The value of these upfront fees or final settlement amounts is usually recognized over time based on the number of units completed, which aligns with our progress towards fulfilling our obligations under the contract. We also enter into other contracts, such as validation studies, for which the sole deliverable is a final report that is sent to sponsors at the completion of contracted activities. For these contracts, revenue is recognized at a point in time upon delivery of the final report to the sponsor. Any contracts that contain multiple performance obligations and include both units-of-service and point in time deliverables are accounted for as separate performance obligations and revenue is recognized as previously disclosed. We negotiate billing schedules and payment terms on a contract-by-contract basis. While the contract terms generally provide for payments based on a unit-of-service arrangement, the billing schedules, payment terms and related cash payments may not align with the performance of services and, as such, may not correspond to revenue recognized in any given period.
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
Most contracts are terminable by the customer, either immediately or according to advance notice terms specified within the contracts. All contracts require payment of fees for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract.

Trade Accounts Receivable
Accounts receivable are reported for all clinical services payers based on the amount expected to be collected, which considers implicit price concessions.
For Pharma Services, we negotiate billing schedules and payment terms on a contract-by-contract basis which often includes payments based on certain milestones being achieved. Receivables are generally reported over time based on the number of units completed, which aligns with the progress towards fulfilling its obligations under the contract.
Days Sales Outstanding (“DSO”) decreased to 78 days at December 31, 2020 from 81 days at December 31, 2019 due to timing of cash receipts.
Stock Based Compensation
We recognize compensation costs for all share-based payment awards made to employees, non-employee contracted physicians and directors based upon the awards’ initial grant-date fair value. For stock options, we use a trinomial lattice option-pricing model to estimate the fair value of stock option awards, and recognize compensation cost on a straight-line basis over the awards’ requisite service periods. The periodic expense is adjusted for actual forfeitures.

Table of Contents	NEOGENOMICS, INC.
See Note 2. Summary of Significant Accounting Policies and Note 13. Stock Compensation, to our Consolidated Financial Statements for more information regarding the assumptions used in our valuation of stock-based compensation.
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
As of December 31, 2020 and 2019, the Company determined that sufficient positive evidence did not exist to conclude that it is more likely than not that net operating losses generated by the Company's Switzerland, Singapore and China operations would be able to be utilized in future periods and has therefore established a full valuation allowance against the deferred tax assets generated by such losses.
Results of Operations for the year ended December 31, 2020 as compared with the year ended December 31, 2019
The following table presents the condensed Consolidated Statements of Operations as a percentage of revenue:

	For the Years Ended December 31,
	2020	2019
NET REVENUE	100.0%	100.0%
Cost of revenue	58.2%	51.9%
GROSS PROFIT	41.8%	48.1%
Operating expenses:
General and administrative	32.3%	31.3%
Research and development	1.9%	2.1%
Sales and marketing	10.8%	11.6%
Total operating expenses	45.0%	45.0%
(LOSS) INCOME FROM OPERATIONS	(3.2)%	3.1%
Interest expense, net	1.6%	0.9%
Other (income) expense	(2.7)%	1.1%
Loss on extinguishment of debt	0.3%	0.2%
Loss on termination of cash flow hedge	0.8%	—%
Net (loss) income before income taxes	(3.2)%	0.9%
Income tax benefit	(4.1)%	(1.1)%
NET INCOME	0.9%	2.0%
Revenue
Clinical Services and Pharma Services revenue for the periods presented are as follows ($ in thousands):

	For the Years Ended December 31,
	2020	2019	% Change
Net revenues:
Clinical Services	$382,337	$361,161	5.9%
Pharma Services	62,111	47,669	30.3%
Total Revenue	$444,448	$408,830	8.7%

Consolidated revenues increased $35.6 million, or 8.7%, year-over-year. Growth in our Clinical Services segment year-over-year, was $21.2 million, or 5.9% This increase was primarily driven by COVID-19 PCR testing revenue of $27.8 million for the year ended December 31, 2020. Clinical testing volume(1) decreased by approximately 1.2% year-over-year reflecting the impact of the COVID-19 pandemic.

Table of Contents	NEOGENOMICS, INC.
Pharma Services revenue increased $14.4 million, or 30.3%, year-over-year. In addition, our backlog of signed contracts has continued to grow from $130.3 million as of December 31, 2019 to $208.9 million as of December 31, 2020. We define backlog as the stated amount of signed contracts less dormant contracts with no activity for twelve months, contingencies and cancellations. We expect this backlog to result in higher revenues in future years.
We also expect to achieve continued revenue growth in our Pharma Services segment due to our expanding international presence including the opening of a laboratory in Singapore in 2019 and the expected opening of our laboratory in Suzhou, China in 2021.
The following table shows Clinical Services revenue, cost of revenue, requisitions received and tests performed for the years ended December 31, 2020 and 2019 excluding requisitions, tests, revenue and costs of revenue for Pharma Services and COVID-19 PCR tests. Testing revenue and cost of revenue are presented in thousands below:

	For the Years Ended December 31,
	2020	2019	% Change
Clinical(1):
Requisitions (cases) received	559,420	573,085	(2.4)%
Number of tests performed	976,069	987,539	(1.2)%
Average number of tests/requisition	1.74	1.72	1.2%

Average revenue/requisition	$634	$630	0.6%
Average revenue/test	$363	$366	(0.8)%

Average cost/requisition	$356	$324	9.9%
Average cost/test	$204	$188	8.5%
(1) Clinical tests exclude requisitions, tests, revenue and costs of revenue for Pharma Services and COVID-19 PCR tests.
Average revenue per test was approximately flat for the year ended December 31, 2020 compared to the corresponding period in 2019.
Cost of Revenue and Gross Profit
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.
Average cost per test increased 8.5% year-over-year, reflecting a volume reduction due to the COVID-19 pandemic and the fixed nature of many of our laboratory costs. In addition, we did not reduce our workforce due to temporary declines in volume related to the COVID-19 pandemic.
The consolidated cost of revenue and gross profit metrics are as follows ($ in thousands):

	For the Years Ended December 31,
	2020	2019	% Change
Cost of revenue:
Clinical Services	$215,529	$185,612	16.1%
Pharma Services	43,026	26,382	63.1%
Total cost of revenue	$258,555	$211,994	22.0%
Cost of revenue as a % of revenue	58.2%	51.9%

Gross Profit:
Clinical Services	$166,808	$175,549	(5.0)%
Pharma Services	19,085	21,287	(10.3)%
Total gross profit	$185,893	$196,836	(5.6)%
Gross profit margin	41.8%	48.1%
Consolidated cost of revenue in dollars increased for the year ended December 31, 2020 when compared to the same period in 2019. Consolidated cost of revenue as a percentage of revenue also increased year-over-year. These increases in cost of revenue are largely due to an increase in payroll related costs as well as the addition of our La Jolla, California laboratory which was acquired in the HLI - Oncology acquisition.

Table of Contents	NEOGENOMICS, INC.
Gross profit margin for 2020 was 41.8% compared to 48.1% in 2019 primarily due to the timing of Pharma Services revenue, higher costs due to the integration of Genoptix, Inc. and HLI - Oncology and additional testing capacity which was not fully utilized due to the impact of the COVID-19 pandemic.
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
Consolidated general and administrative expenses for the periods presented are as follows ($ in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
General and administrative	$143,794	$127,993	$15,801	12.3%
General and administrative as a % of revenue	32.3%	31.3%

General and administrative expenses for the year ended December 31, 2020 increased $15.8 million compared to 2019, primarily reflecting higher payroll and payroll related costs due to increases in personnel to support our near and long-term growth as well as acquisition costs and incremental expenses related to the acquisition of HLI - Oncology. For the year ended December 31, 2020, acquisition and integration costs related to HLI - Oncology were approximately $1.6 million.
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
Consolidated research and development expense for the periods presented are as follows ($ in thousands):

	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Research and development	$8,229	$8,487	$(258)	(3.0)%
Research and development as a % of revenue	1.9%	2.1%

Research and development expenses for the year ended December 31, 2020 decreased $0.3 million, when compared to the same period in 2019. This decrease is due to the timing of project expenses.
We anticipate research and development expenditures will increase in future quarters as we invest in innovation projects and bringing new tests to market.

Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.
Consolidated sales and marketing expenses for the periods presented are as follows ($ in thousands):

	For the Years Ended December 31.
	2020	2019	$ Change	% Change
Sales and marketing	$47,862	$47,350	$512	1.1%
Sales and marketing as a % of revenue	10.8%	11.6%

Table of Contents	NEOGENOMICS, INC.
Sales and marketing expenses for the year ended December 31, 2020 increased $0.5 million when compared to the same period in 2019. This increase primarily reflects the expansion of our sales team, as well as higher commissions due to our increase in revenues and continued investments in marketing. We expect higher commissions expense in the coming years as the sales representatives continue generating new business with a focus on oncology office sales. We expect our sales and marketing expenses over the long-term to align with changes in revenue.
Interest Expense, net
Net interest expense is comprised of interest incurred on our convertible debt, term loan, revolving credit facility and our equipment financing obligations offset by the interest income we earn on cash balances. Net interest expense for the year ended December 31, 2020 increased $3.3 million compared to the same period in 2019. These increases reflect the effective interest rate on the 2025 Convertible Notes which is 5.5%. Interest on the 2025 Convertible Notes began accruing upon issuance and is payable semi-annually. See Note 9. Debt, to our Consolidated Financial Statements for further details regarding the 2025 Convertible Notes.
Other (income) expense, net
Other (income) expense, net, for the year ended December 31, 2020 was income of $11.9 million compared to expense of $4.6 million for the same period in 2019. The income for the year ended December 31, 2020 was a combination of $4 million net unrealized gain due to a remeasurement of our investment in Inivata and the recognition of $7.9 million in grant income related to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) Public Health and Social Service Emergency Fund. See Note 8. Investment in Non-Consolidated Affiliate, to our Consolidated Financial Statements for further details regarding the remeasurement. The Public Health and Social Service Emergency Fund payments are intended to reimburse healthcare providers for health care related expenses or lost revenues attributable to COVID-19 and are not required to be repaid provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing for COVID-19 patients. The stimulus payments were issued to partially offset losses in patient care revenue due to the impact of the COVID-19 pandemic as well as reimbursement of health care related expenses. For the year ended December 31, 2019, the reported expense was primarily related to a litigation settlement.
Net Income
The following table provides the net income for each period along with the computation of basic and diluted net income per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2020	2019
Net income	$4,172	$8,006

Basic weighted average common shares outstanding	108,579	100,470
Effect of potentially dilutive securities	3,215	3,145
Diluted weighted average shares outstanding	111,794	103,615

Basic net income per share	$0.04	$0.08
Diluted net income per share	$0.04	$0.08

Non-GAAP Measures
Use of Non-GAAP Financial Measures
The financial results and financial guidance are provided in accordance with GAAP and using certain non-GAAP financial measures. Management believes that the presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors and facilitates the analysis of the core operating results and comparison of core operating results across reporting periods. Management also uses non-GAAP financial measures for financial and operational decision making, planning and forecasting purposes and to manage the business. Management believes that these non-GAAP financial measures enable investors to evaluate the operating results and future prospects in the same manner as management. The non-GAAP financial measures do not replace the presentation of GAAP financial results and should only be used as a supplement to, and not as a substitute for, the financial results presented in accordance with GAAP. There are limitations inherent in non-GAAP financial measures because they exclude charges and credits that are required to be included in a GAAP presentation, and do not present the full measure of the recorded costs against its net revenue. In addition, the definition of the non-GAAP financial measures below may differ from non-GAAP measures used by other companies.

Table of Contents	NEOGENOMICS, INC.

Definitions of Non-GAAP Measures

Non-GAAP Adjusted EBITDA
We define “Adjusted EBITDA” as net income from continuing operations before: (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation expense, and, if applicable in a reporting period, (v) acquisition and integration related expenses, (vi) non-cash impairments of intangible assets, (vii) and other significant non-recurring or non-operating (income) or expenses.
The following is a reconciliation of GAAP net income to Non-GAAP EBITDA and Adjusted EBITDA for the years ending December 31, 2020 and 2019 ($ in thousands):

	For the Years Ended December 31,
	2020	2019
NET INCOME (GAAP)	$4,172	$8,006
Adjustments to net income:
Interest expense, net	7,019	3,713
Amortization of intangibles	9,817	9,925
Income tax benefit	(18,228)	(4,361)
Depreciation of property and equipment	25,904	20,346
EBITDA (non-GAAP)	28,684	37,629
Further Adjustments to EBITDA:
Acquisition and integration related expenses	2,073	3,195
Loss on extinguishment of debt	1,400	1,018
Other significant non-recurring (income) expenses(2)	(7,527)	5,375
Non-cash stock-based compensation	10,212	10,000
ADJUSTED EBITDA (non-GAAP)	$34,842	$57,217
Adjusted EBITDA as % of Revenue	7.8%	14.0%
(2) Other significant non-recurring (income) expenses includes grant income received related to the CARES Act, net unrealized gain on investment in non-consolidated affiliate, cash flow hedge termination fees, and other non-recurring items.

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our cash flows (used in) provided by operating, investing and financing activities for the years ended December 31, 2020 and 2019 as well as the period ending cash and cash equivalents and working capital (in thousands).

	For the Years Ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$1,460	$23,369
Investing activities	(159,441)	(19,630)
Financing activities	235,597	159,466
Net increase in cash and cash equivalents	77,616	163,205
Cash and cash equivalents, beginning of period	173,016	9,811
Cash, cash equivalents and restricted cash, end of period	$250,632	$173,016
Working Capital(1), end of period	$375,547	$226,834
(1) Defined as current assets less current liabilities.

Table of Contents	NEOGENOMICS, INC.
Cash Flows from Operating Activities
During the year ended December 31, 2020, cash provided by operating activities was $1.5 million, consisting of net income of $4.2 million plus net adjustments to income of $59.0 million. Included in net income was grant income of $7.9 million related to the CARES Act. This was partially offset by the cash flow impact of net changes in operating assets and liabilities of $61.7 million. The change in operating assets was primarily driven by a $20.2 million increase in funds distributed for the construction of the new headquarters facility, an increase in inventory due to higher spend on materials to mitigate the risk of potential supply chain disruptions resulting from the COVID-19 pandemic, as well as inventory purchased to perform COVID-19 PCR testing, and an increase in accounts receivable due to an increase in revenue.
Cash Flows from Investing Activities
During the year ended December 31, 2020, cash used in investing activities was $159.4 million, an increase of approximately $139.8 million compared to the same period in 2019. This use of cash was primarily due to a net investment of $67.7 million in marketable securities, $37 million for the acquisition of the HLI - Oncology, the $25.6 million investment made in Inivata and $29.1 million of cash used for capital expenditures.
Cash Flows from Financing Activities
During the year ended December 31, 2020, cash provided by financing activities was $235.6 million compared to $159.5 million for the same period in 2019. Cash provided by financing activities during the year ended December 31, 2020 consisted primarily of convertible debt proceeds of $194.5 million, net of deferred finance charges, proceeds from the equity offering of $127.3 million and $20.3 million for the net issuance of common stock. This activity was primarily offset by the use of cash in amounts of $103.2 million for the net repayment of the term loan and equipment financing obligations and $3.3 million in cash flow hedge termination fees.
Liquidity Outlook
As of December 31, 2020, we had $228.7 million in unrestricted cash and cash equivalents in addition to $67.5 million of marketable securities available to support current operational liquidity needs. Subsequent to December 31, 2020, on January 11, 2021, the Company closed on concurrent underwritten public offerings of its common stock and 0.25% convertible senior notes due 2028. The net proceeds of these offerings were approximately $552.8 million after deducting the underwriting discounts, commissions and estimated offering expenses. The Company used $29 million of the net proceeds from the offerings to enter into capped call transactions. The Company intends to use the remaining net proceeds from the offerings for general corporate purposes and/or to acquire or invest in complementary businesses and technologies. See Note 21. Subsequent Events, to our Consolidated Financial Statements for further details regarding these offerings.
We anticipate that the cash on hand, marketable securities and cash collections are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital and capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
Related Party Transactions
See Note 19. Related Party Transactions, to our Consolidated Financial Statements for a description of our related party transactions.
Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2020 ($ in thousands):

	Total	2021	2022-2023	2024-2025	Thereafter
Purchase obligations	$7,993	$6,770	$1,223	$—	$—
Equipment financing obligations	3,808	2,841	967	—	—
Operating lease obligations	61,322	7,124	11,051	8,917	34,230
Principal payments of long-term debt(1)	168,658	—	—	168,658	—
Total contractual obligations	$241,781	$16,735	$13,241	$177,575	$34,230

Table of Contents	NEOGENOMICS, INC.

(1) Amounts represent required principal debt payments on our 1.25% Convertible Senior Notes due 2025. See Note 9. Debt, to our Consolidated Financial Statements for a full description of the terms of our indebtedness and the related debt service requirements.
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ended December 31, 2021 will be in the range of $45 million to $55 million. We have funded and plan to continue funding these capital expenditures with cash and financing.
Recently Adopted Accounting Guidance
See Note 2. Summary of Significant Accounting Policies, to our Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements pending adoption.
Off Balance Sheet Arrangements
On May 22, 2020, in conjunction with the Investment Agreement, the Company and Inivata entered into a five-year line of credit agreement in the amount of $15 million (the “Line of Credit”). The amounts borrowed under the Line of Credit are contractually limited to the working capital purposes of Inivata, and not towards acquisitions of companies, businesses or undertakings. In January 2021, the $15 million Line of Credit, in its entirety, was drawn by Inivata and has a maturity date of December 1, 2025. The Line of Credit bears interest at 0% per annum and the unpaid principal balance is payable on January 1, 2026. See Note 8. Investment in Non-Consolidated Affiliate, to our Consolidated Financial Statements for more information on the Line of Credit.
Effects of Inflation
We do not believe that inflation has had a material impact on our business, revenues, or operating results during the periods presented.

Table of Contents	NEOGENOMICS, INC.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. We are exposed to market risks, including changes in foreign currency exchange rates.
Interest Rate Risk
We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on December 31, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.
Foreign Currency Exchange Risk
We have operations in Rolle, Switzerland, Singapore and Suzhou, China. Our international revenues and expenses denominated in foreign currencies (primarily Swiss Francs, Singapore Dollars and Chinese Yuan), expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We do not hedge foreign currency exchange risks and do not currently feel that these risks are significant.

Table of Contents	NEOGENOMICS, INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	NEOGENOMICS, INC.
REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
To the stockholders and the Board of Directors of NeoGenomics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NeoGenomics, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, redeemable convertible preferred stock and stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition—Clinical Services—Refer to Notes 2 and 14 to the financial statements

Critical Audit Matter Description

As discussed in Note 14 to the financial statements, revenue for the Company’s clinical services is recognized once the diagnostic services have been performed and the results have been delivered to the ordering physician. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions.

Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience and other anticipated adjustments, including anticipated payer denials.

We identified management’s estimation of implicit price concessions related to NeoGenomics revenue recorded that has not been received in cash as a critical audit matter due to management’s manual process used to determine the estimate, and the significant judgments required by management to estimate payer behavior. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions related to expected receipts that were applied in the estimate of implicit price concessions.

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
•We tested the assumptions used by management to calculate implicit price concessions by:
–Testing the mathematical accuracy of management’s calculation of implicit price concessions.
–Testing the historical cash receipts compared to the amounts billed to payers, which are used in the estimate of implicit price concessions, by making selections and agreeing the selected information to source documents.
–Testing management’s ability to estimate implicit price concessions accurately by comparing recorded net revenue to cash receipts received through January 2021.
–Evaluating trends in revenue and accounts receivable compared to previous periods to identify any evidence that may contradict management’s assertion regarding implicit price concessions.

Investment in Non-Consolidated Affiliate—Inivata—Refer to Notes 8 and 19 to the financial statements

Critical Audit Matter Description

As discussed in Note 8, on May 22, 2020, the Company entered into an Investment Agreement with Inivata Limited, a company incorporated in England and Wales (“Inivata”), pursuant to which the Company acquired Preference Shares, resulting in a minority interest in Inivata’s outstanding equity, and a Purchase Option. Inivata is required to be evaluated for consolidation, which includes determining whether Inivata is a variable interest entity (“VIE”), and if so, whether the Company is the primary beneficiary. Significant judgment is required by management to determine whether the Company has the power to direct the activities that most significantly impact Inivata’s economic performance.

The Company determined that Inivata is a VIE, but that it does not control Inivata due to the Company not having the power to direct the activities that most significantly impact Inivata’s economic performance.

Given the complexities associated with the determination by the Company that Inivata should not be consolidated because the Company is not the primary beneficiary of Inivata, performing audit procedures to evaluate the accounting for the investment in Inivata involved especially complex and subjective auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the initial accounting for the Inivata Preference Shares and Purchase Option included the following, among others:
•We tested the effectiveness of controls over the Company’s evaluation of whether Inivata is a VIE and whether the Company is the primary beneficiary.
•With the assistance of professionals in our firm having expertise in consolidation accounting, we evaluated management’s judgments related to the application of U.S. GAAP by evaluating management’s accounting analysis to determine whether we agree with management’s conclusion that Inivata should not be consolidated.

/s/ Deloitte & Touche LLP

San Diego, California
February 25, 2021

We have served as the Company's auditor since 2019.

Table of Contents	NEOGENOMICS, INC.
Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of NeoGenomics, Inc.
Fort Myers, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity, and cash flows of NeoGenomics, Inc. (the “Company”) for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the Company's results of operations and cash flows for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/Crowe LLP

We served as the Company's auditor from 2014 to 2018.

Indianapolis, Indiana
February 26, 2019

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$228,713	$173,016
Marketable securities, at fair value	67,546	—
Accounts receivable, net	106,843	94,242
Inventories	29,526	14,405
Prepaid assets	11,547	6,327
Other current assets	4,555	2,748
Total current assets	448,730	290,738
Property and equipment (net of accumulated depreciation of $92,895 and $68,809, respectively)	85,873	64,188
Operating lease right-of-use assets	45,786	26,492
Intangible assets, net	120,653	126,640
Goodwill	211,083	198,601
Restricted cash	21,919	—
Prepaid lease asset	20,229	—
Investment in non-consolidated affiliate	29,555	—
Other assets	4,503	2,847
Total non-current assets	539,601	418,768
Total assets	$988,331	$709,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,965	$19,568
Accrued compensation	24,727	21,365
Accrued expenses and other liabilities	11,654	7,548
Current portion of equipment financing obligations	2,841	5,432
Current portion of operating lease liabilities	4,967	3,381
Current portion of term loan	—	5,000
Pharma contract liabilities	4,029	1,610
Total current liabilities	73,183	63,904
Long-term liabilities
Convertible senior notes, net	168,120	—
Equipment financing obligations	967	3,199
Operating lease liabilities	42,296	24,034
Term loan, net	—	91,829
Deferred income tax liabilities, net	5,415	15,566
Other long-term liabilities	4,056	3,566
Total long-term liabilities	220,854	138,194
Total liabilities	294,037	202,098
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 112,075,474 and 104,781,236 shares issued and outstanding, respectively)	112	105
Additional paid-in capital	701,357	520,278
Accumulated other comprehensive loss	10	(1,618)
Accumulated deficit	(7,185)	(11,357)
Total stockholders’ equity	694,294	507,408
Total liabilities and stockholders’ equity	$988,331	$709,506
See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
NET REVENUE
Clinical Services	$382,337	$361,161	$241,873
Pharma Services	62,111	47,669	34,868
Total net revenue	444,448	408,830	276,741

COST OF REVENUE	258,555	211,994	149,476

GROSS PROFIT	185,893	196,836	127,265
Operating expenses:
General and administrative	143,794	127,993	84,822
Research and development	8,229	8,487	3,001
Sales and marketing	47,862	47,350	29,402
Total operating expenses	199,885	183,830	117,225
(LOSS) INCOME FROM OPERATIONS	(13,992)	13,006	10,040
Interest expense, net	7,019	3,713	6,230
Other (income) expense, net	(11,861)	4,630	(14)
Loss on extinguishment of debt	1,400	1,018	—
Loss on termination of cash flow hedge	3,506	—	—
(Loss) income before taxes	(14,056)	3,645	3,824
Income tax (benefit) expense	(18,228)	(4,361)	1,184
NET INCOME	4,172	8,006	2,640
Deemed dividends on preferred stock and amortization of beneficial conversion feature	—	—	5,627
Gain on redemption of preferred stock	—	—	(9,075)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,172	$8,006	$6,088

NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$0.04	$0.08	$0.07
Diluted	$0.04	$0.08	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	108,579	100,470	85,618
Diluted	111,794	103,615	91,568

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
NET INCOME	$4,172	$8,006	$2,640

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized loss on marketable securities, net	(33)	—	—
Unrealized loss on effective cash flow hedge	(1,000)	(1,039)	(785)
Foreign currency translation adjustments	—	—	(68)
Cash flow hedge termination reclassified to earnings	2,661	—	—
Total other comprehensive income (loss), net of tax	1,628	(1,039)	(853)
COMPREHENSIVE INCOME	$5,800	$6,967	$1,787

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2017	6,864,000	$32,615	80,462,574	$80	$194,687	$274	$(23,079)	$171,962
Common stock issuance ESPP plan	—	—	117,146	—	1,050	—	—	1,050
Redemption of Series A Preferred Stock	(6,864,000)	(37,823)	—	—	(21,348)	—	—	(21,348)
Stock issuance fees and expenses	—	—	—	—	(354)	—	—	(354)
Foreign currency translation adjustments	—	—	—	—	—	(68)	(54)	(122)
Loss on effective cash flow hedge	—	—	—	—	—	(785)	—	(785)
Issuance of common stock - Acquisition	—	—	999,994	1	13,242	—	—	13,243
Issuance of common stock - public offering, net of underwriting discounts	—	—	11,270,000	11	135,060	—	—	135,071
Issuance of restricted stock, net of forfeitures	—	—	62,182	—	(297)	—	—	(297)
Issuance of common stock for stock options	—	—	1,553,544	2	8,596	—	—	8,598
Deemed dividends on preferred stock and amortization of beneficial conversion feature	—	5,208	—	—	(5,208)	—	—	(5,208)
Gain on redemption of preferred stock	—	—	—	—	9,075	—	—	9,075
ESPP Expense	—	—	—	—	243	—	—	243
Stock compensation expense - options and restricted stock	—	—	—	—	6,640	—	—	6,640
Adjustment for impact of accounting standard	—	—	—	—	(1,095)	—	1,130	35
Net income	—	—	—	—	—	—	2,640	2,640
Balance, December 31, 2018	—	$—	94,465,440	$94	$340,291	$(579)	$(19,363)	$320,443
Common stock issuance ESPP plan	—	—	141,908	—	2,332	—	—	2,332
Stock issuance fees and expenses	—	—	—	—	(263)	—	—	(263)
Loss on effective cash flow hedge	—	—	—	—	—	(1,039)	—	(1,039)
Issuance of restricted stock, net of forfeitures	—	—	168,501	—	(837)	—	—	(837)
Working capital adjustment related to acquisition	—	—	(99,524)	—	(1,977)	—	—	(1,977)
Issuance of common stock - public offering, net of underwriting discounts	—	—	8,050,000	8	160,766	—	—	160,774
Issuance of common stock for stock options	—	—	2,054,911	3	9,971	—	—	9,974
ESPP Expense	—	—	—	—	609	—	—	609
Stock compensation expense - options and restricted stock	—	—	—	—	9,386	—	—	9,386
Net income	—	—	—	—	—	—	8,006	8,006
Balance, December 31, 2019	—	$—	104,781,236	$105	$520,278	$(1,618)	$(11,357)	$507,408
Common stock issuance ESPP Plan	—	—	138,309	—	3,579	—	—	3,579
Stock issuance fees and expenses	—	—	—	—	(268)	—	—	(268)
Loss on effective cash flow hedge, net	—	—	—	—	—	(1,000)	—	(1,000)
Cash flow hedge termination reclassified to earnings	—	—	—	—	—	2,661	—	2,661
Unrealized loss on securities, net	—	—	—	—	—	(33)	—	(33)
Issuance of restricted stock, net of forfeitures	—	—	97,478	—	(1,276)	—	—	(1,276)
Issuance of common stock for stock options	—	—	2,306,951	2	18,273	—	—	18,275
Issuance of common stock - public offering, net of underwriting discounts	—	—	4,751,500	5	127,288	—	—	127,293
ESPP expense	—	—	—	—	875	—	—	875
Stock-based compensation expense - options and restricted stock	—	—	—	—	9,337	—	—	9,337
Equity component of Convertible Senior Notes due 2025	—	—	—	—	30,912	—	—	30,912
Tax liability related to Convertible Senior Notes due 2025	—	—	—	—	(7,504)	—	—	(7,504)
Convertible note debt issuance costs	—	—	—	—	(137)	—	—	(137)
Net income	—	—	—	—	—	—	4,172	4,172
Balance, December 31, 2020	—	$—	112,075,474	$112	$701,357	$10	$(7,185)	$694,294
See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,172	$8,006	$2,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,904	20,346	15,804
Amortization of intangibles	9,817	9,925	5,928
Non-cash stock-based compensation	10,212	10,000	6,955
Non-cash operating lease expense	6,168	5,635	—
Amortization of convertible debt discount	4,358	—	—
Amortization of debt issuance costs	165	390	542
Loss on debt extinguishment	1,400	1,018	—
Loss on termination of cash flow hedge	3,506	—	—
Unrealized gain on investment in non-consolidated affiliate, net	(3,955)	—	—
Other non-cash items	1,460	472	404
Changes in assets and liabilities, net:
Accounts receivable, net	(12,601)	(17,301)	209
Inventories	(15,197)	(5,754)	734
Prepaid lease asset	(20,229)	—	—
Prepaid and other assets	(9,750)	(367)	(1,834)
Accounts payable, accrued and other liabilities	(3,970)	(9,001)	13,404
Net cash provided by operating activities	1,460	23,369	44,786
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(73,101)	—	—
Proceeds from sales and maturities of marketable securities	5,356	—	—
Purchases of property and equipment	(29,096)	(20,029)	(14,310)
Business acquisition	(37,000)	—	(125,377)
Investment in non-consolidated affiliate	(25,600)	—	—
Acquisition working capital adjustment	—	399	—
Net cash used in investing activities	(159,441)	(19,630)	(139,687)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances on revolving credit facility	—	—	15,000
Repayment of revolving credit facility	—	(5,000)	(35,400)
Redemption of preferred stock	—	—	(50,096)
Repayment of equipment financing obligations	(5,615)	(7,201)	(6,563)
Proceeds from term loan	—	100,000	30,000
Repayment of term loan	(97,540)	(99,250)	(4,500)
Cash flow hedge termination	(3,317)	—	—
Payments of debt issuance costs for term loan	—	(1,059)	(576)
Issuance of common stock, net	20,310	11,202	9,023
Proceeds from issuance of convertible debt, net of issuance costs	194,466	—	—
Proceeds from equity offering, net of issuance costs	127,293	160,774	135,071
Net cash provided by financing activities	235,597	159,466	91,959
Effects of foreign exchange rate changes on cash and cash equivalents	—	—	(68)
Net change in cash and cash equivalents	77,616	163,205	(3,010)
Cash and cash equivalents, beginning of year	173,016	9,811	12,821
Cash, cash equivalents and restricted cash, end of year	$250,632	$173,016	$9,811

Table of Contents	NEOGENOMICS, INC.

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$228,713	$173,016	$9,811
Restricted cash	21,919	—	—
Total cash, cash equivalents and restricted cash	$250,632	$173,016	$9,811

Supplemental disclosure of cash flow information:
Interest paid	$2,926	$4,775	$6,511
Income taxes paid (refunded), net	$246	$319	$(31)
Supplemental disclosure of non-cash investing and financing information:
Fair value of common stock issued to fund acquisition	$—	$—	$13,243
Working capital adjustment related to acquisition	$—	$1,977	$—
Equipment acquired under financing obligations	$428	$4,283	$7,569
Property and equipment included in accounts payable	$2,007	$1,034	$660

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Basis of Presentation
Nature of the Business
NeoGenomics, Inc., a Nevada corporation (the “Parent”, “the Company”, “NeoGenomics”), and its subsidiaries operates as a certified high complexity clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended, and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, hospitals, and other laboratories as well as providing clinical trial services to pharmaceutical firms.
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Parent, all subsidiaries, and the accounts of any variable interest entities where the Company has determined it is the primary beneficiary. All intercompany accounts and balances have been eliminated in consolidation.
Segment Reporting
The Company reports its activities in two operating segments; the Clinical Services segment and the Pharma Services segment. These reportable segments deliver testing services to hospitals, reference labs, pathologists, oncologists, clinicians, pharmaceutical firms and researchers and represent 100% of the Company’s consolidated assets, net revenues and net income for each of the three years ended December 31, 2020, 2019 and 2018, respectively. See Note 20. Segment Information, for further financial information about these segments.
Note 2. Summary of Significant Accounting Policies
COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and the disease has since spread across the world, including the United States (“U.S.”). In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially adversely affecting the Company’s employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition and cash flows are likely to continue to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.
Coronavirus Aid, Relief and Economic Security Act
The Federal government passed legislation and the President of the United States signed into law on March 27, 2020, known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On April 10, 2020, the U.S Department of Health & Human Services announced that Medicare-enrolled providers would receive a portion of a direct deposit disbursement totaling $50 billion. The $50 billion is part of a $100 billion Public Health and Social Service Emergency Fund created by the CARES Act. Payments made under the CARES Act are intended to reimburse healthcare providers for health care related expenses or lost revenues attributable to COVID-19 and are not required to be repaid provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing for COVID-19 patients. In the absence of specific guidance to account for government grants in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company accounts for such grants in accordance with international accounting standards for government grants. Such amounts are recognized when there is reasonable assurance that the Company will (1) comply with the conditions associated with the grant and (2) receive the grant.
During the year ended December 31, 2020, the Company recognized $7.9 million in grant income related to the CARES Act. No such amounts were recorded for each of the years ended December 31, 2019 and 2018. CARES Act grant income is classified in “Other (income) expense, net”, on the Consolidated Statements of Operations.
The CARES Act also permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due on December 31, 2021 and the remaining 50% due on December 31, 2022. As of December 31, 2020, the total accrued deferred social security taxes, related to the CARES Act was $5.9 million. This amount was recorded evenly between “Accrued expenses and other liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheets. There were no such amounts recorded on the Consolidated Balance Sheets as of December 31, 2019.

Table of Contents	NEOGENOMICS, INC.
Additionally, the CARES Act included an Employee Retention Tax Credit (“ERTC”) provision designed to encourage employers to keep employees on their payroll. The ERTC is a refundable tax credit against certain payroll taxes paid by employers for eligible wages paid between March 13, 2020 and December 31, 2020 that meet the requirements of the ERTC provision. For the year ended December 31, 2020, the Company recognized $1.9 million under the ERTC which was included in “(Loss) income from operations” on the Consolidated Statements of Operations. In addition, the CARES Act adjusted several provisions of the Internal Revenue Code. No such amounts were recorded for each of the years ended December 31, 2019 and 2018. See Note 15. Income Taxes, for additional details related to such adjustments.
Use of Estimates
The Company prepares its Consolidated Financial Statements in conformity with GAAP. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the Consolidated Financial Statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these Consolidated Financial Statements include, but are not limited to those related to revenues, accounts receivable and related allowances, contingencies, useful lives and recovery of long-term assets and intangible assets, income taxes and valuation allowances, stock-based compensation and impairment analysis of goodwill. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected on the Consolidated Financial Statements prospectively from the date of the change in estimate.
Principles of Consolidation
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
The Company accounts for its equity investments that are under 20% of the total equity outstanding and for which the Company does not have significant influence by applying the cost method. Investments that are under 20% of the total equity outstanding and for which the entity has significant influence are accounted for using the equity method unless a scope exception is applicable. Investments in which the Company holds a non-controlling interest and are between 20-50% equity are accounted for using the equity method. For any equity investments in which the Company holds over 50% of the outstanding stock, or for investments in which the Company controls the investee, the Company consolidates those entities into the Consolidated Financial Statements.
Fair Value of Financial Instruments
The carrying value of cash, certain cash equivalents, accounts receivable, net, other current assets, accounts payable, accrued expenses and other liabilities, and Pharma contract liabilities are considered reasonable estimates of their respective fair values due to their short-term nature.
The Company measures its marketable securities and certain cash equivalents at fair value on a recurring basis. See Note 3. Fair Value Measurements, for further discussion.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2020, its concentration of credit risk related to cash and cash equivalents was not significant.
Marketable Securities
The Company classifies all marketable securities as available-for-sale, including those with maturity dates beyond 12 months, and therefore these securities are classified within current assets on the Consolidated Balance Sheets as they are available to support current operational liquidity needs.
Marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive income until realized. The Company evaluates its marketable securities for other-than-temporary impairment on a quarterly basis. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer and whether there is the intent to sell or will more likely than not be required to sell before the securities' anticipated recovery. Regardless of the intent to sell a security, the Company performs additional analysis on all securities with unrealized losses to

Table of Contents	NEOGENOMICS, INC.
evaluate losses associated with the creditworthiness of the security. Credit losses are recorded when the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security.
For the purposes of computing realized and unrealized gains and losses, cost and fair value are determined on a specific identification basis.
Accounts Receivable, net
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
For Pharma Services, the Company negotiates billing schedules and payment terms on a contract-by-contract basis which can include payments based on certain milestones being achieved. Revenue is recognized over time based on the number of units completed, which generally aligns with the progress of the Company towards fulfilling its obligations under the contract.
Inventories
Inventories, which consist principally of testing supplies, are valued at lower of cost or net realizable value, using the first-in, first-out method. The Company periodically reviews its inventories for excess or obsolescence and writes-down obsolete or otherwise unmarketable inventories to their estimated net realizable value.
Other Current Assets
As of December 31, 2020 and 2019, other current assets consist primarily of pharma contract assets, capitalized commissions and non-trade receivables.
Property and Equipment, net
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the related lease terms or their estimated useful lives. Costs incurred in connection with the development of internal-use software are capitalized in accordance with the accounting standard for internal-use software, and are amortized over the expected useful life of the software, generally 1-10 years. The Company performs a fair value assessment on property and equipment acquired in a business combination and records the fair value as the basis for those assets.
The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income (loss) from operations. Repairs and maintenance costs are expensed as incurred and are included in general and administrative expenses or research and development (“R&D”) expenses, as appropriate.
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

Table of Contents	NEOGENOMICS, INC.
The Company utilizes its incremental borrowing rate by lease term in order to calculate the present value of its future lease payments when the implicit rates in the leases agreements are not readily determinable. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On January 1, 2019, the discount rate used for existing leases at adoption was determined based on the remaining lease term using available data as of that date.
Operating lease costs represent fixed lease payments recognized on a straight-line basis over the lease term. Operating lease costs include an immaterial amount of variable lease costs, and are recorded in cost of revenue, general and administrative, sales and marketing and R&D expenses, depending on the nature of the leased asset on the Consolidated Statements of Operations.
Intangible Assets, net
Intangible assets with determinable useful lives are recorded initially at acquired fair value or cost, less accumulated amortization. Each intangible asset with a determinable useful life is amortized over its estimated useful life using the straight-line method. The Company periodically reviews the estimated pattern in which the economic benefits will be consumed and adjusts the amortization period and pattern to match the estimate. Intangible assets with indefinite useful lives are recorded initially at fair value or cost and are tested annually for impairment. For the years ended December 31, 2020 and 2019, no impairment losses related to intangible assets with indefinite useful lives were recorded.
At December 31, 2020, the Company’s intangible assets were comprised of customer relationships and trademarks. At December 31, 2019, in addition to customer relationships and trademarks, the Company's intangible assets also included a trade name and non-complete agreement.
Goodwill
The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management performs a quantitative goodwill impairment test. The quantitative analysis is performed by comparing the fair value of the reporting unit to its carrying value. If the carrying value is greater than the estimate of fair value, an impairment loss will be recognized for the amount in which the carrying amount exceeds the reporting unit's fair value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. For the years ended December 31, 2020, 2019 and 2018 the Company’s evaluation of goodwill resulted in no impairment losses.
Recoverability and Impairment of Long-Lived Assets
The Company reviews the recoverability of its long-lived assets (including definite-lived intangible assets) if events or changes in circumstances indicate the assets may be impaired. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. For the years ended December 31, 2020, 2019 or 2018, no impairment losses were recognized.
Debt Issuance Costs
Debt issuance costs related to convertible senior notes are recorded as deductions that net against the principal value of the debt and are amortized as interest expense over the life of the debt using the effective interest method. Debt issuance costs related to term loans are recorded as direct deductions from the carrying amount of the term loan and are amortized to interest expense over the life of the debt using the effective interest method. Debt issuance costs relating to line of credit arrangements are recorded as assets and amortized over the term of the credit arrangement regardless of whether any outstanding borrowing existed. The term loan and line of credit were terminated in 2020 and all debt issuance costs were expensed accordingly. See Note 9. Debt, for further information on debt issuance costs.
Derivative Instruments and Hedging Activities
Derivative instruments are recorded on the balance sheet as either an asset or liability and measured at fair value. Additionally, changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. Prior to the termination of the term loan the Company used derivative instruments to manage risks related to interest expense.

Table of Contents	NEOGENOMICS, INC.
See Note 10. Derivative Instruments and Hedging Activities, for further information on derivative instruments and hedging activities.
Stock-Based Compensation
The Company measures compensation expense for stock-based awards to employees, non-employee contracted physicians, and directors based upon the awards’ initial grant-date fair value. The estimated grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method.
The Company estimates the fair value of stock options using a trinomial lattice model. This model is affected by the stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the option, expected risk-free interest rate the expected volatility of common stock, and expected dividend yield, each of which is more fully described below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.
Expected Term: The expected term of an option is the period of time that the option is expected to be outstanding. The average expected term is determined using a trinomial lattice simulation model.
Risk-free Interest Rate: The risk-free interest rate used in the trinomial lattice valuation method is based on the implied yield at the grant date of the U.S. Treasury zero-coupon issue with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero coupon interest rate is quoted, the Company uses the nearest interest rate from the available maturities.
Expected Stock Price Volatility: The Company uses its own historical weekly volatility because that is more reflective of market conditions.
Dividend Yield: Because the Company has never paid a dividend and does not expect to begin doing so in the foreseeable future, the Company assumed no dividend yield in valuing the stock-based awards.
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
Pharma Services
The Company’s Pharma Services segment generally enters into contracts with pharmaceutical and biotech customers as well as other Clinical Research Organizations (“CROs”) to provide research and clinical trial services ranging in duration from one month to several years. The Company records revenue on a unit-of-service basis based on number of units completed and the total expected contract value. The total expected contract value is estimated based on historical experience of total contracted units compared to realized units as well as known factors on a specific contract-by-contract basis. Certain contracts include upfront fees, final settlement amounts or billing milestones that may not align with the completion of performance obligations. The value of these upfront fees or final settlement amounts is recognized over time based on the number of units completed, which aligns with the progress of the Company towards fulfilling its obligations under the contract.
The Company also enters into other contracts, such as validation studies and informatics. Revenue for validation studies for which the sole deliverable may be a final report that is sent to sponsors at the completion of contracted activities, is recognized at a point in time upon delivery of the final report to the sponsor. Informatics is the sale of de-identified data for which deliverables typically consist of retrospective records or prospective deliveries of data. Informatics revenue is recognized upon delivery of retrospective data or over time for prospective data feeds. Any contracts that contain multiple performance obligations and include both units-of-service and point in time deliverables are accounted for as separate performance obligations and revenue is recognized as previously disclosed. The Company negotiates billing schedules and payment terms on a contract-by-contract basis. While the contract terms generally provide for payments based on a unit-of-service arrangement, the billing schedules, payment terms and related cash payments may not align with the performance of services and, as such, may not correspond to revenue recognized in any given period.

Table of Contents	NEOGENOMICS, INC.
Amounts collected for services provided in advance of revenue being recognized are deferred as contract liabilities. The associated revenue is recognized and the contract liability is reduced as the contracted services are subsequently recognized. Contract assets are established for revenue that has been recognized but not yet billed. These contract assets are reduced once the customer is invoiced and a corresponding account receivable is recorded. Additionally, certain costs to obtain contracts, primarily for sales commissions, are capitalized when incurred and are amortized over the term of the contract. Amounts capitalized for contracts with an initial contract term of twelve months or less are classified as current assets and all others are classified as non-current assets. Contract assets are included in other current assets and other assets on the Consolidated Balance Sheets.
Most contracts are terminable by the customer, either immediately or according to advance notice terms specified within the contracts. All contracts require payment of fees to the Company for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract.

Cost of Revenue
Cost of revenue includes payroll and payroll related costs for performing tests, depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested. These expenses related to shipping specimens to the facilities for testing, includes costs incurred for contract couriers, commercial airline flights and FedEx Corporation charges. The Company also incurs expenses returning samples and slides to its customers. For the years ended December 31, 2020, 2019 and 2018, the Company recorded approximately $13.8 million, $14.2 million and $9.8 million in shipping expenses, respectively.
General and Administrative Expenses
General and administrative expenses consist of payroll and payroll related costs for our billing, finance, human resources, information technology and other administrative personnel as well as stock-based compensation. The Company also allocates professional services, facilities expense, IT infrastructure costs, depreciation, amortization and other administrative-related costs to general and administrative expenses.
Research and Development Expenses
R&D costs are expensed as incurred. R&D expenses consist of payroll and payroll related costs, laboratory supplies, and costs for samples to complete validation studies. These expenses are primarily incurred to develop new genetic tests.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel. Advertising costs are expensed at the time they are incurred and are deemed immaterial for the years ended December 31, 2020, 2019 and 2018.
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
The provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowances deemed necessary to recognize deferred tax assets at an amount that is more likely than not to be realized. The Company evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions, if deemed necessary. The Company follows a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying Consolidated Balance Sheets. At December 31, 2020 the Company had an uncertain tax position related to Federal and State R&D tax credits, including a provision for interest and penalties related to such position. At December 31, 2019, the Company had an insignificant amount on its Consolidated Balance Sheets related to uncertain tax positions. At

Table of Contents	NEOGENOMICS, INC.
December 31, 2018, the Company had an uncertain tax position related to the deductibility of certain accrued compensation. The Company does not expect a significant change in its uncertain tax positions in the next 12 months.
Net Income per Common Share
The Company has adopted the two class method of calculating earnings per share, due to the issuance of the Series A Preferred Stock in December 2015. Under this method, when the Company has a net loss the Company will not allocate the net loss to the holders of the Series A Preferred Stock (participating shareholders) as they do not have a contractual obligation to share in losses. Under this method, when the Company has net income, the Company will compute net income per share using the weighted average number of common shares outstanding during the applicable period plus the weighted average number of preferred shares outstanding during the period.
Diluted net income per share is computed using the weighted average number of common shares outstanding during the applicable period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and convertible notes as well as nonvested restricted stock awards which are not considered outstanding with respect to the weighted average common shares outstanding in the calculation of basic net income per share. Potentially dilutive shares are determined by applying the treasury stock method to the Company's outstanding stock options and restricted stock awards. Potentially dilutive shares issuable upon conversion of the 1.25% Convertible Senior Notes due 2025 are calculated using the if-converted method.
Recently Adopted Accounting Pronouncements
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and restricted cash. ASU 2016-08 was effective for fiscal years beginning after December 15, 2017, including interim periods within those periods, using a retrospective transition method to each period presented. As a result, restricted cash of $21.9 million as of December 31, 2020 is included in cash and cash equivalents when reconciling the beginning and ending balances on the Consolidated Statements of Cash Flows. See Note 5. Leases, for additional information regarding the use of restricted cash. There were no restricted cash balances as of December 31, 2019 or 2018.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as modified by subsequently issued ASUs 2018-19 (issued November 2018), 2019-04 (issued April 2019), 2019-05 (issued May 2019), 2019-11 (issued November 2019), 2020-02 (issued February 2020) and 2020-03 (issued March 2020) (“ASU 2016-13”) which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The standard was effective January 1, 2020 and requires the use of forward-looking expected credit loss models based on historical experience, current economic conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. It also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard required a modified retrospective approach with a cumulative effect adjustment to retained earnings. The Company adopted the standard as of January 1, 2020. Based on management’s analysis, upon adoption ASU 2016-13 is applicable to the Company’s trade receivables as well as contract assets recognized within the Pharma Services segment. An assessment was performed on historical trends, current economic conditions, supportable forecasts, and customer and credit risks. The adoption of ASU 2016-13 did not result in a material impact on the Company's Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
Accounting Pronouncements Pending Adoption
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) which provides for temporary optional expedients and exceptions to the current guidance on certain contract modifications and hedging relationships to ease the burdens related to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) or other reference rates to alternative reference rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2020-04 is effective beginning on March 12, 2020 and may be applied prospectively to such transactions through December 31, 2022 and ASU 2021-01 is effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to such transactions through December 31, 2022. The Company will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. As of December 31, 2020, there was no impact to the Company’s Consolidated Financial Statements related to ASU 2020-04 or ASU 2021-01.
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which updates various codification topics by clarifying disclosure requirements to align with the SEC's regulations. The Company will adopt this pronouncement on January 1, 2021 and the impact of the provisions of this standard on its Consolidated Financial Statements is expected to be immaterial.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. Among other changes, ASU 2020-06 simplifies the accounting for convertible instruments by removing the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such convertible debt instruments. Similarly, the debt discount, that is equal to the carrying value of the embedded conversion feature upon issuance, will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible instrument was issued at a substantial premium. In addition, ASU 2020-06 requires the application of the if-converted method for calculating the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. ASU 2020-06 can be adopted on either a fully retrospective or modified retrospective basis. The Company will adopt ASU 2020-06 on January 1, 2021 using the modified retrospective approach, and accordingly the Company will record an adjustment that reflects the 1.25% Convertible Senior Notes due 2025 as if the embedded conversion feature had not been separated. The estimated impact upon adoption on January 1, 2021 on the Consolidated Balance Sheets will include an increase of approximately $27 million in convertible senior notes, net, a write-off of approximately $7 million in deferred tax liabilities, and a decrease of approximately $23 million in additional paid-in capital. In addition, upon adoption on January 1, 2021, there will be an adjustment to the beginning balance of retained earnings on the Consolidated Balance Sheets for previously recognized interest expense, net of tax effects, of approximately $3 million for amortization of debt discount related to the carrying value of the embedded conversion feature upon issuance. Subsequently, the adoption of ASU 2020-06 is expected to reduce reported interest expense and, correspondingly, increase reported net income.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (“Topic 321”), Investments-Equity Method and Joint Ventures (“Topic 323”) and Derivatives and Hedging (“Topic 815”) (collectively, “ASU 2020-01”). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for the equity method investments in Topic 323 and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020 on a prospective basis and early adoption is permitted. The Company will adopt ASU 2020-01 on January 1, 2021 and the impact of the provisions of this standard on its Consolidated Financial Statements is expected to be immaterial.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“Topic 740”), which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740 and clarifies certain other aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020 on a prospective basis and early adoption is permitted. The Company will adopt this pronouncement on January 1, 2021 and the impact of the provisions of this standard on its Consolidated Financial Statements is expected to be immaterial.

Table of Contents	NEOGENOMICS, INC.
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
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company's marketable securities accounted for as available-for-sale securities as of or for the year ended December 31, 2020. There were no such amounts as of or for the year ended December 31, 2019.

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$21,357	$1	$(18)	$21,340
Commercial paper	14,543	—	—	14,543
Asset-backed securities	14,546	—	(8)	14,538
Corporate bonds	17,144	—	(19)	17,125
Total	$67,590	$1	$(45)	$67,546

The Company had $0.2 million of accrued interest receivable at December 31, 2020 included in other assets on its Consolidated Balance Sheets related to its marketable securities. The amount of realized gains and realized losses were immaterial for the year ended December 31, 2020. There were no such amounts at December 31, 2019.

The following table sets forth the fair value of available-for-sale marketable securities by contractual maturity at December 31, 2020. There were no such amounts as of or for the year ended December 31, 2019.

Table of Contents	NEOGENOMICS, INC.

	December 31, 2020
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$6,075	$15,265	$—	$21,340
Commercial paper	14,543	—	—	14,543
Asset-backed securities	560	13,978	—	14,538
Corporate bonds	5,863	11,262	—	17,125
Total	$27,041	$40,505	$—	$67,546

The following table sets forth the Company's cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of December 31, 2020. As of December 31, 2019, the Company had money market fund cash equivalents (Level 1) in the amount of $163.8 million.

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$209,141	$—	$—	$209,141
U.S. Treasury securities	1,000	—	—	1,000
Commercial paper	—	3,999	—	3,999
Marketable securities:
U.S. Treasury securities	21,340	—	—	21,340
Commercial paper	—	14,543	—	14,543
Asset-backed securities	—	14,538	—	14,538
Corporate bonds	—	17,125	—	17,125
Total	$231,481	$50,205	$—	$281,686
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the years ended December 31, 2020 and 2019.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash, certain cash equivalents, accounts receivable, net, other current assets, accounts payable, accrued expenses and other liabilities, and Pharma contract liabilities are considered reasonable estimates of their respective fair values at December 31, 2020 and December 31, 2019 due to their short-term nature.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill, long-lived assets, and investment in non-consolidated affiliate. The Company estimates the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.

Note 4. Property and Equipment, Net
Property and equipment consisted of the following at December 31, 2020 and 2019 (in thousands):

Table of Contents	NEOGENOMICS, INC.

	2020	2019	Estimated Useful Lives in Years
Equipment	$73,234	$49,633	1-13
Building	7,400	7,400	40
Leasehold improvements	27,688	23,683	1-17
Furniture and fixtures	7,425	5,858	1-9
Computer hardware and office equipment	22,843	15,280	1-10
Computer software	30,718	20,806	1-10
Land	3,170	3,170	—
Construction in progress	6,290	7,167	—
Subtotal	178,768	132,997
Less: accumulated depreciation	(92,895)	(68,809)
Property and equipment, net	$85,873	$64,188

Depreciation expense on property and equipment in each year was as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Depreciation expense	$25,904	$20,346	$15,804

On the Consolidated Statements of Operations, the Company recorded depreciation expense as follows: $15.3 million, $9.4 million and $8.2 million was recorded in cost of revenue for the years ended December 31, 2020, 2019 and 2018, respectively, $10.4 million, $10.8 million and $7.6 million was recorded in general and administrative expenses for the years ended December 31, 2020, 2019 and 2018, respectively, and $0.2 million, $0.1 million, and $0 was recorded in R&D expense for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 5. Leases
As of December 31, 2020, the maturities of the operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (in thousands):

Remaining Lease Payments
2021	$7,124
2022	5,590
2023	5,461
2024	5,520
2025	3,397
Thereafter	34,230
Total remaining lease payments	61,322
Less: imputed interest	(14,059)
Total operating lease liabilities	47,263
Less: current portion	(4,967)
Long-term operating lease liabilities	$42,296
Weighted-average remaining lease term (in years)	11.76
Weighted-average discount rate	4.4%

The following summarizes additional supplemental data related to the operating leases (in thousands):

Table of Contents	NEOGENOMICS, INC.

	For the Years Ended December 31,
	2020	2019
Operating lease costs	$8,371	$6,060

	For the Years Ended December 31,
	2020	2019
Right-of-use assets obtained in exchange for operating lease liabilities	$25,461	$21,091
Cash paid for operating leases	$7,116	$5,940
Lease contracts that have been executed but have not yet commenced are excluded from the tables above. As of December 31, 2020, the Company has entered into $33.8 million of contractually binding minimum lease payments for a lease executed but not yet commenced. This amount relates to the lease of the laboratory and headquarters facility in Fort Myers, Florida that is expected to commence in 2021. In addition to the minimum lease payments, the Company will pay approximately $25 million relating to the construction of the underlying assets and approximately $17 million in leasehold improvements. These amounts were placed into separate construction disbursement escrow accounts and as of December 31, 2020, $21.9 million was unpaid and remaining in restricted cash on the Consolidated Balance Sheets. Disbursements to the landlord take place from time to time to pay for the costs of the landlord’s work. The disbursements are classified as a prepaid lease asset or leasehold improvements, as appropriate, until the lease commences. Upon lease commencement, the prepaid lease asset will be included in the calculation of the right-of-use asset and the leasehold improvements will be placed in service. Construction of the infrastructure of this facility commenced in the first quarter of 2020. The Company is not expected to control the underlying assets during the construction period and therefore is not considered the owner of the underlying assets for accounting purposes.

Note 6. Acquisition
Human Longevity, Inc.
On January 10, 2020 (the “Acquisition Date”), the Company acquired the Oncology Division assets of Human Longevity, Inc. (“HLI - Oncology”) for a purchase price of $37 million in cash. Acquisition and integration costs related to HLI - Oncology were approximately $1.6 million for the year ended December 31, 2020, and are reported as general and administrative expenses in the Company's Consolidated Statements of Operations.
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
The Company has finalized its valuation of the purchase price and purchase price allocation. The following table summarizes the fair values of the assets acquired and liabilities assumed at the Acquisition Date (in thousands):

	January 10, 2020 (As Initially Reported)	Measurement Period and Other Adjustments	January 10, 2020 (As Adjusted)
Inventory	$534	$—	$534
Prepaid assets	185	—	185
Property and equipment	16,839	—	16,839
Internally developed software	3,110	20	3,130
Customer relationships(1)	4,100	(270)	3,830
Long-term assets	346	—	346
Goodwill(2)	12,232	250	12,482
Total assets acquired	$37,346	$—	$37,346
Long-term liabilities	(346)	—	(346)
Net assets acquired	$37,000	$—	$37,000

(1) Acquired intangible assets consist of customer relationships which are amortized over seven years.

Table of Contents	NEOGENOMICS, INC.
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

Note 7. Goodwill and Intangible Assets
As a result of the acquisition of HLI - Oncology in January 2020, the Company recorded $12.5 million in goodwill, including amounts for measurement period and other adjustments. See Note 6. Acquisition, for further information regarding the HLI - Oncology acquisition.

The following table summarizes the changes in goodwill as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Balance, beginning of year	$198,601	$197,892
Goodwill acquired	12,482	—
Purchase price adjustment	—	709
Balance, end of year	$211,083	$198,601

The following table summarizes the allocation of goodwill by segment as of December 31, 2020 and 2019 (in thousands):

	Clinical Services 2020	Pharma Services 2020	Total 2020	Clinical Services 2019	Pharma Services 2019	Total 2019
Goodwill	$179,534	$31,549	$211,083	$179,534	$19,067	$198,601

Intangible assets consisted of the following (in thousands):

		December 31, 2020
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	84-180 months	143,101	35,895	107,206
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$156,548	$35,895	$120,653

		December 31, 2019
	Amortization Period	Cost	Accumulated Amortization	Net
Trade Name	12-24 months	$3,679	$3,679	$—
Non-Compete Agreement	24 months	27	27	—
Customer Relationships	180 months	139,271	26,078	113,193
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$156,424	$29,784	$126,640

The Company recorded amortization expense of intangible assets within general and administrative expenses on the Consolidated Statements of Operations as follows (in thousands):

Table of Contents	NEOGENOMICS, INC.

	For the Years Ended December 31,
	2020	2019	2018
Amortization of intangible assets	$9,817	$9,925	$5,928

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2020 is as follows (in thousands):

For the Years Ending December 31,
2021	$9,832
2022	9,832
2023	9,832
2024	9,832
2025	9,832
Thereafter	58,046
Total	$107,206

Table of Contents	NEOGENOMICS, INC.
Note 8. Investment in Non-Consolidated Affiliate
On May 22, 2020, the Company formed a strategic alliance with Inivata Limited, a company incorporated in England and Wales (“Inivata”), and entered into a Strategic Alliance Agreement and Laboratory Services Agreement with Inivata's laboratory subsidiary in the U.S., Inivata, Inc., whereas Inivata's laboratory will render and perform certain laboratory testing which the Company will make available to customers. The terms and conditions of the Laboratory Services Agreement are consistent with those that would be negotiated between willing parties on an arm's length basis. Transactions between the Company and Inivata as of and for the year ended December 31, 2020 were immaterial. There were no transactions between the Company and Inivata as of and for each of the years ended December 31, 2019 and 2018.
In addition to the Laboratory Services Agreement, the Company also entered into an Investment Agreement with Inivata (the “Investment Agreement”), pursuant to which the Company acquired Series C1 Preference Shares (the “Preference Shares”) for $25 million in cash (the “Investment”) resulting in a minority interest in Inivata’s outstanding equity and an Option Deed which provides the Company with an option to purchase Inivata (the “Purchase Option”). The Investment Agreement also granted the Company one seat on Inivata's Board of Directors.
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
The power to control the activities that most significantly impact Inivata’s economic performance are the sole responsibility of Inivata's management and Board of Directors; however, the Company does have significant influence over Inivata. As the Preference Shares were determined to not be in-substance common stock, and because the Preference Shares and the Purchase Option do not have readily determinable fair values, the Company has elected to measure the Preference Shares and the Purchase Option at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
The initial $25 million cost and $0.6 million of associated transaction costs for the Investment was allocated between the Preference Shares and the Purchase Option based on the relative fair value of each and was recorded as “Investment in non-consolidated affiliate” on the Consolidated Balance Sheets. The initial relative fair value of the investment in non-consolidated affiliate was comprised of $19.6 million in Preference Shares and a $6 million Purchase Option. The Preference Shares were valued by determining the equity value of Inivata using the Backsolve Method and allocating the value of the Preference Shares using the Option-Pricing Method and the inputs used included the equity value based on the Series C1 capital raised by Inivata, a volatility rate of 84%, a risk-free interest rate of 0.17% and 0% dividend yield. The Purchase Option was valued using the Black-Scholes model with a volatility rate of 84%, a risk-free interest rate of 0.17% and 0% dividend yield. The initial fair value of the Preference Shares and Purchase Option are classified as Level 3 in the fair value hierarchy due to unobservable inputs as there is no public market activity available to value these investments.
During the fourth quarter of 2020, an observable transaction of an identical investment in Inivata Preference Shares occurred. This resulted in a remeasurement of the Preference Shares to the value of this observable transaction. The Purchase Option was also remeasured at fair value as a result of this observable transaction. As a result of these remeasurements, at December 31, 2020, the carrying value of the investment in non-consolidated affiliate is $29.6 million, comprised of $25 million in Preference Shares and a $4.6 million Purchase Option. The Company recorded a net unrealized gain of $4 million for these remeasurements for the year ended December 31, 2020 in “Other (income) expense” on the Consolidated Statements of Operations. At December 31, 2020, the Purchase Option was valued using the Black-Scholes model with a volatility rate of 84%, a risk-free interest rate of 0.17% and 0% dividend yield. As of December 31, 2020, the fair value of the Preference Shares and Purchase Option are classified as Level 3 in the fair value hierarchy due to unobservable inputs as there is no public market activity available to value these investments.
The Company and Inivata also entered into a line of credit agreement in the amount of $15 million (the “Line of Credit”). In January 2021, the Line of Credit, in its entirety, was drawn by Inivata and has a maturity date of December 1, 2025. The Line of Credit bears interest at 0% per annum and the unpaid principal balance is payable on January 1, 2026. The Line of Credit is subject to evaluation for current expected credit losses. The impact of such losses were determined to be immaterial for the year ended December 31, 2020.

Table of Contents	NEOGENOMICS, INC.
At December 31, 2020, the maximum exposure to losses does not exceed the carrying amount of the investment combined with the contractual obligation to fund to Line of Credit.

Table of Contents	NEOGENOMICS, INC.
Note 9. Debt
The following table summarizes long-term debt, net, at December 31, 2020 and 2019 (in thousands):

	2020	2019
1.25% Convertible Senior Notes due 2025
Principal	$201,250	$—
Unamortized debt discount	(32,592)	—
Unamortized debt issuance costs	(538)	—
Total 1.25% Convertible Senior Notes due 2025, net	168,120	—

Term loan
Principal	$—	$97,500
Unamortized debt issuance costs	—	(671)
Total term loan, net	$—	$96,829

Equipment financing obligations	$3,808	$8,631
Total debt	$171,928	$105,460
Less: Current portion of long-term debt	—	(5,000)
Less: Current portion of equipment financing obligations	(2,841)	(5,432)
Total long-term debt, net	$169,087	$95,028

At December 31, 2020, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $320.9 million. At December 31, 2020 and 2019, the carrying value of the Company’s equipment financing obligations approximated fair value based on the current market conditions for similar instruments. At December 31, 2019, the carrying value of the Company’s term loan approximated fair value based on the current market conditions for similar instruments.
2025 Convertible Senior Notes
On May 4, 2020 (the “Closing Date”), the Company completed the sale of $201.3 million of convertible senior notes with a stated interest rate of 1.25% and a maturity date of May 1, 2025 (the “2025 Convertible Notes”), unless earlier converted, redeemed, or repurchased. The 2025 Convertible Notes were issued at a discounted price of 97% of their principal amount. The total net proceeds from the issuance of the 2025 Convertible Notes and exercise of the Over-allotment Option were approximately $194.5 million, which includes approximately $6.9 million of discounts, commissions and offering expenses paid by the Company. On May 4, 2020, the Company entered into an indenture (the “Indenture”), with U.S. Bank National Association, as trustee (the “Trustee”), governing the 2025 Convertible Notes.
Prior to February 1, 2025, noteholders may convert their 2025 Convertible Notes at their option, only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2025 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after February 1, 2025 until the close of business on the business day immediately preceding the maturity date, noteholders may convert their 2025 Convertible Notes at any time, regardless of the foregoing circumstances.
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the 2025 Convertible Notes is 27.5198 shares of common stock per $1,000 in principal amounts of 2025 Convertible Notes, equivalent to an initial conversion price of approximately $36.34 per share of common stock. The conversion rate is subject to adjustment as described in the Indenture. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, the Company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2025 Convertible Notes in

Table of Contents	NEOGENOMICS, INC.
connection with such a corporate event in certain circumstances. The value of the 2025 Convertible Notes, if-converted, exceeds its principal amount by $96.9 million based on a closing stock price of $53.84 on December 31, 2020. For the year ended December 31, 2020 the Company excluded 3,722,504 shares in diluted weighted average common shares outstanding for the if-converted impact of the 2025 Convertible Notes from the diluted net income per share calculation as the shares would have an anti-dilutive effect. See Note 16. Net Income Per Share, for further details on the impact of the 2025 Convertible Notes on net income per share.
The Company may not redeem the 2025 Convertible Notes prior to May 6, 2023. The Company may redeem for cash all or any portion of the 2025 Convertible Notes, at its option, on or after May 6, 2023 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date of notice by the Company of redemption at a redemption price equal to 100% of the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Convertible Notes.
If an event involving bankruptcy, insolvency or reorganization events with respect to the Company occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2025 Convertible Notes then outstanding will immediately become due and payable. If any other default event occurs and is continuing, then noteholders of at least 25% of the aggregate principal amount of the 2025 Convertible Notes then outstanding, by notice to the Company, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2025 Convertible Notes then outstanding to become due and payable immediately. If the Company undergoes a “fundamental change” as defined in the Indenture, then noteholders may require the Company to repurchase their 2025 Convertible Notes at a cash repurchase price equal to the principal amount of the 2025 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
The 2025 Convertible Notes are the Company’s senior, unsecured obligations and will be equal in right of payment with its existing and future senior, unsecured indebtedness, senior in right of payment to its existing and future indebtedness that is expressly subordinated to the 2025 Convertible Notes and effectively junior to its existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The 2025 Convertible Notes will be structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of its subsidiaries.
For the year ended December 31, 2020, the interest expense recognized on the 2025 Convertible Notes for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs includes $1.7 million, $4.4 million and $0.07 million, respectively. The effective interest rate on the 2025 Convertible Notes is 5.5%, which includes the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. Interest on the 2025 Convertible Notes began accruing upon issuance and is payable semi-annually.
The 2025 Convertible Notes are accounted for as separate liability and equity components. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The equity component of the 2025 Convertible Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2025 Convertible Notes and the fair value of the liability of the 2025 Convertible Notes on the date of issuance. At December 31, 2020 the equity component of the conversion option was $30.9 million and the associated tax liability was $7.5 million for a net equity component of $23.4 million. The excess of the principal amount of the 2025 Convertible Notes over the carrying amount of the liability component represents a debt discount that is amortized to interest expense over the term of the 2025 Convertible Notes under the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.
Prior Senior Secured Credit Agreement
On May 4, 2020, the Company used $97.5 million of the net proceeds from the 2025 Convertible Notes to repay all outstanding amounts owed thereunder and terminated its Senior Secured Credit Agreement (the “Prior Senior Secured Credit Agreement”).
On June 27, 2019 (the “Prior Closing Date”), the Company entered into the Prior Senior Secured Credit Agreement with PNC Bank National Association (“PNC”), as administrative agent, and the lenders party thereto. The Prior Senior Secured Credit Agreement provided for a $100 million revolving credit facility (the “ Prior Revolving Credit Facility”), a $100 million term loan facility (the “Prior Term Loan Facility”), and a $50 million delayed draw term loan (the “ Prior Delayed Draw Term Loan”).
Borrowings under the Prior Senior Secured Credit Agreement bore interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) the Adjusted LIBOR rate for the relevant interest period, as defined within the agreement (2) an alternate base rate determined by reference to the greatest of (a) the federal funds rate for the relevant interest period plus 0.5% per annum, (b) the prime lending rate of PNC and (c) the daily LIBOR rate plus 1% per annum, or (3) a combination of (1) and (2). The applicable margin ranged from 1.25% to 2.25% for LIBOR loans and 0.25% to 1.25% for base rate loans, in each case based on NeoGenomics’ Consolidated Leverage Ratio, (as defined in the Prior Senior Secured Credit

Table of Contents	NEOGENOMICS, INC.
Agreement). Interest on borrowings under the Prior Senior Secured Credit Agreement was payable on the last day of each month, in the case of each base rate loan, and on the last day of each interest period (but no less frequently than every three months), in the case of LIBOR loans. The Company previously entered into interest rate swap agreements to hedge against changes in the variable rate for a portion of its debt. See Note 10. Derivative Instruments and Hedging Activities, for more information on these instruments.
The Prior Revolving Credit Facility included a $10 million swing loan sublimit, with swing loans bearing interest at the alternate base rate plus the applicable margin. Any principal outstanding under the Prior Revolving Credit Facility was due and payable on June 27, 2024 or such earlier date as the obligations under the Prior Senior Secured Credit Agreement was due and payable pursuant to the terms of the Prior Senior Secured Credit Agreement. No amounts were outstanding under the Prior Revolving Credit Facility as of December 31, 2019.
On December 31, 2019, the Company had current outstanding borrowings under the Prior Term Loan Facility of approximately $5 million, and long-term outstanding borrowings of approximately $91.8 million, net of unamortized debt issuance costs of $0.7 million. In association with the early termination of the Prior Senior Secured Credit Agreement, the Company incurred a loss on the extinguishment of debt of $1.4 million.
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
Equipment Financing Obligations
The Company has entered into loans with various banks to finance the purchase of laboratory equipment, office equipment and leasehold improvements. The obligations mature at various dates through 2022 and the weighted average interest rate under such loans was approximately 4.91% as of December 31, 2020 and 4.64% as of December 31, 2019.
Maturities of Long-Term Debt
Maturities of long-term debt at December 31, 2020 are summarized as follows (in thousands):

	1.25% Convertible Senior Notes	Equipment Financing Obligations	Total Long-Term Debt
2021	$—	$2,841	$2,841
2022	—	916	916
2023	—	51	51
2024	—	—	—
2025	168,658	—	168,658
Total Debt	168,658	3,808	172,466
Less: Debt issuance costs	(538)	—	(538)
Less: Current portion of long-term debt	—	(2,841)	(2,841)
Long-term debt, net	$168,120	$967	$169,087

Note 10. Derivative Instruments and Hedging Activities
As of December 31, 2020, the Company did not have any outstanding derivative instruments. In June of 2018, the Company entered into an interest rate swap agreement to reduce the Company’s exposure to interest rate fluctuations on the Company’s variable rate debt obligations. This derivative financial instrument was accounted for at fair value as a cash flow hedge to effectively modify the Company’s exposure to interest rate risk by converting a portion of its prior floating rate debt to a fixed rate obligation, thus reducing the impact of interest rate changes on interest expense.

Table of Contents	NEOGENOMICS, INC.
Under the swap agreement, the Company received a variable rate of interest based on LIBOR and paid a fixed rate of interest. The following table summarizes the previous interest rate swap agreement.

June 2018 Hedge
Notional Amount	$70 million
Effective Date	June 29, 2018
Index	One month LIBOR
Maturity	December 31, 2021
Fixed Rate	2.98%

As discussed in Note 9. Debt, concurrently with the closing of the 2025 Convertible Notes, the proceeds from this transaction were used to pay off all amounts outstanding under the Company's Prior Senior Secured Credit Agreement, after which the Company had no outstanding debt with variable rate interest. On May 1, 2020, the remaining obligation to make any further payments under the swap agreement was terminated. As a result of the termination, the Company paid $3.3 million, which is included within loss on termination of cash flow hedge on the Consolidated Statements of Operations for the year ended December 31, 2020. The Company did not have any such losses in each of the years ended December 31, 2019 and 2018.
As of December 31, 2019, the fair value of the derivative financial instruments included in other long-term liabilities was approximately $2 million. Fair value adjustments were historically recorded within other comprehensive income. Upon termination of the interest rate swap in 2020, the accumulated losses, net of tax of $2.7 million, related to the interest rate swap were reclassified from accumulated other comprehensive income to loss on termination of cash flow hedge on the Consolidated Statements of Operations for the year ended December 31, 2020. No such reclassifications were recorded during each of the years ended December 31, 2019 and 2018.

Note 11. Equity Transactions

Underwritten Public Equity Offering
In May 2019, the Company completed an offering of approximately 8.1 million shares of registered common stock, at a price of $21.25 per share, for gross proceeds of approximately $171.1 million. The Company received approximately $160.8 million in net proceeds after deducting underwriting fees of approximately $10.3 million.
On April 29, 2020, the Company entered into an underwriting agreement relating to the issuance and sale of 4.4 million shares of the Company’s common stock, $0.001 par value per share (the “2020 Common Stock Offering”). The price to the public in this offering was $28.50 per share. The net proceeds to the Company from the 2020 Common Stock Offering were approximately $117.9 million, after deducting underwriting discounts, commissions and other offering expenses of approximately $7.5 million.
Under the terms of the underwriting agreement, the Company also granted the Underwriters a 30-day option to purchase up to 660,000 additional shares of Common Stock at the public offering price, less underwriting discounts and commissions. On May 29, 2020, the Underwriters partially exercised their option and on June 3, 2020, purchased an additional 351,500 shares. The net proceeds related to the option exercise were approximately $9.4 million, after deducting underwriting commissions and other offering expenses of approximately $0.6 million.
Common Stock Issued for Acquisitions
The Company issued 1 million shares of restricted common stock as consideration for the acquisition of Genesis Acquisition Holding Corp, and its wholly owned subsidiary, Genoptix, Inc. in December of 2018. In the first quarter of 2019, the Company recorded a $2.4 million working capital adjustment to the original cash consideration, as defined within the Merger Agreement. In June 2019, the Company received the proceeds of the working capital adjustment as $0.4 million in cash with the remainder received as a return of 99,524 shares of common stock.

Table of Contents	NEOGENOMICS, INC.
Note 12. Class A Redeemable Convertible Preferred Stock
On December 30, 2015, (“Original Issue Date”), the Company issued 14,666,667 shares of its Series A Preferred Stock as part of the consideration given to acquire all of the outstanding stock of Clarient Inc. The Series A Preferred Stock had a face value of $7.50 per share for a total liquidation value of $110 million.
During the first year, the Series A Preferred Stock had a liquidation value of $100 million if the shares were redeemed prior to December 29, 2016. On December 22, 2016, the Company redeemed 8,066,667 shares of the Series A Preferred Stock for $55 million in cash. The redemption amount per share equaled $6.82 ($7.50 minus the liquidation discount of 9.09%). In December 2017, the Company issued 264,000 additional shares of Preferred Stock as a Paid-in-Kind (“PIK”) dividend, resulting in a balance of 6,864,000 shares of Series A Preferred Stock outstanding at December 31, 2017.
On June 25, 2018, the Company redeemed all remaining outstanding Series A Preferred Stock for an aggregate redemption amount of $50.1 million, prior to consideration of any transaction related expenses. The shares were redeemed at $7.30 per share, representing the applicable 4.55% redemption discount on the original liquidation preference plus an additional $0.14 per share in respect of accrued and unpaid dividends for 2018. Following the redemption, no shares of Series A Preferred Stock remained outstanding.
The $9.1 million gain was calculated as the carrying value of the shares of preferred stock before the redemption of $37.8 million plus the amount of the BCF originally recorded with the redeemed shares of $21.3 million, as compared to the total consideration being paid, in this case the $50.1 million.

Note 13. Stock Based Compensation
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
As of December 31, 2020 and 2019, stock options outstanding totaled 3.8 million and 5.3 million shares, respectively. As of December 31, 2020 and 2019, a total of approximately 1 million and 2.3 million shares, respectively, were available for future option and stock awards under the Amended Plan. Options typically expire after 5 or 7 years and generally vest over 3 or 4 years, but each grant’s expiration, vesting and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors.
The fair value of each stock option award granted during the years ended December 31, 2020, 2019 and 2018 was estimated as of the grant date using a trinomial lattice model with the following weighted average assumptions:

	2020	2019	2018
Expected term (in years)	3.8 – 5.5	3.0 – 5.5	1.6 – 4.0
Risk-free interest rate (%)	0.7%	2.4%	2.5%
Expected volatility (%)	42.7%	43.2%	43.0%
Dividend yield (%)	0%	0%	0%
Weighted average fair value/share at grant date	$8.88	$5.77	$2.80

Table of Contents	NEOGENOMICS, INC.
The status of the stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	6,342,526	$6.51
Granted	2,457,102	9.03
Exercised	(1,570,211)	5.48
Forfeited	(390,000)	7.15
Outstanding at December 31, 2018	6,839,417	7.63
Granted	969,720	19.70
Exercised	(2,309,451)	6.83
Forfeited	(180,927)	13.34
Outstanding at December 31, 2019	5,318,759	9.97
Granted	845,120	28.33
Exercised	(2,310,934)	7.96
Forfeited	(67,004)	16.37
Outstanding at December 31, 2020	3,785,941	15.21
Exercisable at December 31, 2020	1,622,132	9.53

The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2020, as well as options granted, vested and forfeited during the year was as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	3,056,759	$3.60
Granted	845,120	8.88
Vested	(1,672,739)	3.27
Forfeited	(65,331)	5.14
Non-vested at December 31, 2020	2,163,809	6.07

The following table summarizes information about the options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
6.00 – 8.00	493,176	0.92	$7.26	480,676	0.91	$7.25
8.01 – 9.00	1,206,864	1.99	8.05	703,360	1.88	8.06
9.01 – 15.00	498,606	2.48	10.97	271,253	2.39	10.66
15.01 – 20.00	507,845	3.28	19.56	97,441	3.26	19.58
20.01 – 37.53	1,079,450	6.04	26.75	69,402	5.39	21.75
	3,785,941	3.24	15.21	1,622,132	1.91	9.53

As of December 31, 2020, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $146.3 million and the aggregate intrinsic value of currently exercisable stock options was approximately $71.9 million. The intrinsic value of each option share is the difference between the fair market value of NeoGenomics’ common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $53.84

Table of Contents	NEOGENOMICS, INC.
closing stock price of NeoGenomics common stock on December 31, 2020, the last trading day of 2020. The total number of in-the-money options outstanding and exercisable as of December 31, 2020 was approximately 1.6 million.
The total intrinsic value of options exercised during each of the years ended December 31, 2020, 2019 and 2018 were approximately $68.6 million, $35.3 million and $29.3 million, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options were approximately $18.4 million, $12.4 million and $8.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The total fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was approximately $7.5 million, $5.6 million and $6.9 million, respectively. The total fair value of option shares vested during the years ended December 31, 2020, 2019 and 2018 was approximately $5.2 million, $5.5 million and $5.5 million, respectively.
The Company recognizes stock-based compensation expense using the straight-line basis over the awards’ requisite service periods. Stock compensation expense related to stock options for the years ended December 31, 2020, 2019 and 2018 was approximately $6 million, $6.8 million and $5.4 million, respectively, and is included in general and administrative expenses. As of December 31, 2020, there was approximately $5.7 million of total unrecognized stock-based compensation cost related to non-vested stock options granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan
The Company sponsors an Employee Stock Purchase Plan (“ESPP”), under which eligible employees can purchase common stock at a 15% discount from the fair market value. Stock-based compensation expense related to the ESPP for the years ended December 31, 2020, 2019 and 2018 was approximately $0.9 million, $0.6 million and $0.2 million, respectively. Shares issued pursuant to this plan were 138,309, 141,908 and 113,503 for each of the years ended December 31, 2020, 2019 and 2018, respectively.
Restricted Stock Awards
The number and weighted average grant date fair values of restricted non-vested common stock at the beginning and end of 2020, 2019 and 2018, as well as stock awards granted, vested and forfeited during the year are as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	327,211	$7.27
Granted in 2018	87,811	12.87
Vested in 2018	(119,180)	7.27
Forfeited in 2018	(13,334)	7.27
Nonvested at December 31, 2018	282,508	9.01
Granted in 2019	230,980	19.93
Vested in 2019	(115,711)	9.36
Forfeited in 2019	(62,479)	12.53
Nonvested at December 31, 2019	335,298	15.75
Granted in 2020	149,012	28.45
Vested in 2020	(184,127)	12.90
Forfeited in 2020	(8,292)	20.75
Nonvested at December 31, 2020	291,891	23.82

Stock compensation expense related to restricted stock for the years ended December 31, 2020, 2019 and 2018 was approximately $3.4 million, $2.6 million, and $1.3 million, respectively, and is included in general and administrative expenses. As of December 31, 2020, there was approximately $3.3 million of total unrecognized stock-based compensation cost related to non-vested restricted stock granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Table of Contents	NEOGENOMICS, INC.
Note 14. Revenue Recognition
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
Pharma Services Revenue
The Company’s Pharma Services segment generally enters into contracts with pharmaceutical customers as well as other CROs to provide research and clinical trial services ranging in duration from one month to several years. The Company records revenue on a unit-of-service basis based on number of units completed and the total expected contract value. The total expected contract value is estimated based on historical experience of total contracted units compared to realized units as well as known factors on a specific contract-by-contract basis. Certain contracts include upfront fees, final settlement amounts or billing milestones that may not align with the completion of performance obligations. The value of these upfront fees or final settlement amounts is usually recognized over time based on the number of units completed, which aligns with the progress of the Company towards fulfilling its obligations under the contract.
The Company also enters into other contracts, such as validation studies and informatics. Revenue for validation studies for which the sole deliverable may be a final report that is sent to sponsors at the completion of contracted activities, is recognized at a point in time upon delivery of the final report to the sponsor. Informatics is the sale of de-identified data for which deliverables typically consist of retrospective records or prospective deliveries of data. Informatics revenue is recognized upon delivery of retrospective data or over time for prospective data feeds. Any contracts that contain multiple performance obligations and include both units-of-service and point in time deliverables are accounted for as separate performance obligations and revenue is recognized as previously disclosed. The Company negotiates billing schedules and payment terms on a contract-by-contract basis. While the contract terms generally provide for payments based on a unit-of-service arrangement, the billing schedules, payment terms and related cash payments may not align with the performance of services and, as such, may not correspond to revenue recognized in any given period.
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

The following table summarizes the values of contract assets, capitalized commissions and contract liabilities as of December 31, 2020 and December 31, 2019 (in thousands):

Table of Contents	NEOGENOMICS, INC.

	December 31, 2020	December 31, 2019
Current pharma contract assets(1)	$1,643	$1,000
Long-term pharma contract assets(2)	290	153
Total pharma contract assets	$1,933	$1,153

Current pharma capitalized commissions(1)	$185	$133
Long-term pharma capitalized commissions(2)	970	798
Total pharma capitalized commissions	$1,155	$931

Current pharma contract liabilities	$4,029	$1,610
Long-term pharma contract liabilities(3)	712	1,171
Total pharma contract liabilities	$4,741	$2,781

(1) Current pharma contract assets and current pharma capitalized commissions are recorded within “other current assets” on the Consolidated Balance Sheets.
(2) Long-term pharma contract assets and long-term pharma capitalized commissions are recorded within “other assets” on the Consolidated Balance Sheets.
(3) Long-term pharma contract liabilities are recorded within “other long-term liabilities” on the Consolidated Balance Sheets.
The increases in the contract assets for the period ended December 31, 2020 as compared to the balances at December 31, 2019 are driven by increases in the volume of Pharma contracts nearing completion. Total Pharma contract liabilities increased approximately $2 million, or approximately 70%, from December 31, 2019 while capitalized commissions increased by approximately $0.2 million, or approximately 24%, from December 31, 2019. Revenue recognized for the years ended December 31, 2020 and 2019 related to Pharma contract liabilities outstanding at the beginning of the period were $2.3 million and $2.2 million, respectively. Amortization of capitalized commissions for the years ended December 31, 2020, 2019 and 2018 were $0.8 million, $1.2 million and $1 million respectively.
During the year ended December 31, 2020, the Company signed approximately $123 million in net new contracts bringing the total amount of signed contracts at year-end to $208.9 million, substantially all of which contain cancellation provisions. The Company applied the practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The unsatisfied existing performance obligations under long-term contracts as defined by ASC 606 differs from backlog in that these obligations do not include wholly unperformed contracts where the promised consideration is variable and/or the application of other practical expedients.
Disaggregation of Revenue
The Company considered various factors for both its Clinical Services and Pharma Services segments in determining appropriate levels of homogeneous data for its disaggregation of revenue, including the nature, amount, timing and uncertainty of revenue and cash flows. For Clinical Services, the categories identified align with the type of customer due to similarities of billing method, level of reimbursement and timing of cash receipts. Unbilled amounts are accrued and allocated to payer categories based on historical experience. In future periods, actual billings by payer category may differ from accrued amounts. Pharma Services revenue was not further disaggregated as substantially all of the revenue relates to contracts with large pharmaceutical and biotech customers as well as other CROs for which the nature, timing and uncertainty of revenue and cash flows is similar and primarily driven by individual contract terms.
The following table details the disaggregation of revenue for both the Clinical Services and Pharma Services Segments (in thousands):

Table of Contents	NEOGENOMICS, INC.

	December 31, 2020	December 31, 2019	December 31, 2018
Clinical Services:
Client direct billing	$240,535	$212,703	$164,888
Commercial insurance	76,550	83,107	40,360
Medicare and other government	64,776	64,745	35,566
Self-Pay	476	606	1,059
Total Clinical Services	382,337	361,161	241,873
Pharma Services:	62,111	47,669	34,868
Total Revenue	$444,448	$408,830	$276,741

Note 15. Income Taxes
The CARES Act adjusted a number of provisions of the tax code, including the eligibility of certain deductions and the treatment of net operating losses (“NOLs”) and tax credits. The CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2020, or to its deferred tax assets as of December 31, 2020.
(Loss) income before income tax (benefit) expense for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	2020	2019	2018
(Loss) income before income tax (benefit) expense:
Domestic	$(6,954)	$7,053	$6,126
Foreign	(7,102)	(3,408)	(2,302)
Total	$(14,056)	$3,645	$3,824

Income tax (benefit) expense
Current:
Federal	$(434)	$(303)	$(448)
State	273	290	126
Total current benefit	$(161)	$(13)	$(322)
Deferred:
Federal	$(12,856)	$(3,409)	$1,070
State	(5,211)	(939)	321
Foreign	—	—	115
Total deferred (benefit) expense provision	$(18,067)	$(4,348)	$1,506
Total tax (benefit) expense provision	$(18,228)	$(4,361)	$1,184

A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows:

Table of Contents	NEOGENOMICS, INC.

	2020	2019	2018
Federal statutory tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal income tax benefit	14.29%	(19.47)%	11.01%
Non-deductible expenses	(1.42)%	7.49%	3.80%
Compensation expense	65.78%	(135.12)%	(12.52)%
Transaction expenses	—%	—%	7.09%
Tax credits	32.11%	—%	(1.87)%
Adjustment due to adoption of accounting standards	—%	—%	(13.84)%
Uncertain tax position	1.21%	(3.32)%	—%
Return to provision and other deferred tax adjustments	7.38%	(13.20)%	—%
Foreign tax rate differential	(1.64)%	—%	7.20%
Other, net	(0.06)%	(2.78)%	0.66%
Valuation allowance	(8.97)%	25.74%	8.44%
Effective tax rate	129.68%	(119.66)%	30.97%
At December 31, 2020 and 2019, deferred income tax assets and liabilities consisted of the following (in thousands):

	2020	2019
Deferred tax assets:
Accounts receivable, net	$1,286	$1,401
Accrued compensation	5,403	3,718
Net operating loss carry-forwards	33,888	17,687
Tax credits	4,575	—
Stock-based compensation	1,999	2,056
Operating lease liabilities	11,589	6,822
Other	1,470	571
Gross deferred tax assets	60,210	32,255
Less: valuation allowance	(2,631)	(1,261)
Total deferred tax assets	57,579	30,994
Deferred tax liabilities:
Operating lease right-of-use assets	(11,120)	(6,422)
Investment in non-consolidated affiliate	(1,000)	—
Convertible debt discount	(6,636)	—
Intangible assets	(29,268)	(31,840)
Property and equipment	(14,678)	(8,298)
Other	(292)	—
Total deferred tax liabilities	(62,994)	(46,560)
Net deferred income tax liabilities	$(5,415)	$(15,566)
At December 31, 2020, the Company has federal net operating loss carry forwards of approximately $123.7 million, foreign net operating loss carryforwards of approximately $15.6 million and state net operating loss carry forwards of approximately $102 million. Federal net operating loss carry forwards will begin to expire in 2036. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Act, or the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, however, the deductibility of such federal net NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. State tax NOLs will begin to expire in 2022. Additionally, California recently enacted legislation limiting our ability to use our state NOLs for taxable years 2020, 2021, and 2022. NOLs in Switzerland and China begin to expire in 2024 and 2025, if not utilized in future periods. The NOLs in Singapore do not expire. As of December 31, 2020, the Company has federal R&D credit carryforwards of approximately $3.7 million that begin to expire in 2036 and state research and investment credit carryforwards of approximately $3 million that do not expire. An ownership change of more than 50 percent could result in a limitation of the use of net operating loss carryforwards and credit carryforwards under IRC Section 382 and the regulations thereunder. Management believes it is more likely than not that a

Table of Contents	NEOGENOMICS, INC.
limitation under Section 382 would not impact the realizability of the deferred tax assets related to federal and state net operating losses or credits.
Management assesses the recoverability of its deferred tax assets as of the end of each quarter, weighing all positive and negative evidence, and is required to establish and maintain a valuation allowance for these assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed. As of December 31, 2020, management determined that sufficient positive evidence did not exist to conclude that it is more likely than not that the Net Operating Losses incurred by the Company's Switzerland, Singapore and China operations would be utilized in future periods. Accordingly, management established a full valuation allowance of $2.6 million against the deferred tax assets generated by these three jurisdictions.
The Company files income tax returns in the U.S. as well as Singapore, Switzerland, China and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment. For federal and most state purposes, the Company has open tax years ended December 31, 2016 to December 31, 2019. The 2017 U.S. federal income tax filing is currently under examination by the IRS.
The Company adopted the accounting standard for uncertain tax positions and recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Increases or decreases to the unrecognized tax benefits could result from management’s belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitation for certain tax positions.
The following are the unrecognized tax benefits as of December 31, 2020 and 2019 (in thousands):

	For the Years Ended December 31,
	2020	2019
Unrecognized tax benefits - January 1	$444	$1,847
Increases in prior year positions	1,020	27
Reversals of prior year positions	—	(1,215)
Increases in tax positions taken in current year	378	—
Statute expirations	(172)	(215)
Unrecognized tax benefits - December 31	$1,670	$444

The amount of unrecognized tax benefits at December 31, 2020, if recognized would favorably affect the Company's effective tax rate. These unrecognized tax benefits are classified as other long-term liabilities in the Company’s Consolidated Balance Sheets. The interest and penalties related to the unrecognized tax benefit are immaterial. Interest and tax penalties related to unrecognized tax benefits are included in income tax expense.
The Company has received a temporary tax holiday in Switzerland as an incentive to locate and grow operations. The tax holiday is for two consecutive 5-year periods beginning with the year ended December 31, 2017 and is dependent on meeting agreed upon employment and capital investment targets. The first 5-year period ends with the year ended December 31, 2021 and the second 5-year period, should the employment and capital investment targets be met, end with the year ended December 31, 2026. As the Switzerland operations have been in a tax loss position since inception, no financial benefits have been realized.

Note 16. Net Income per Share
The Company has adopted the two class method of calculating earnings per share, due to the issuance of the Series A Preferred Stock in December 2015. Under this method, when the Company had a net loss the Company would not allocate the net loss to the holders of the Series A Preferred Stock (participating shareholders) as they did not have a contractual obligation to share in losses. Under this method, when the Company had net income, the Company will compute net income per share using the weighted average number of common shares outstanding during the applicable period plus the weighted average number of preferred shares outstanding during the period.

Table of Contents	NEOGENOMICS, INC.
Diluted net income per share is computed using the weighted average number of common shares outstanding during the applicable period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and convertible notes as well as nonvested restricted stock awards which are not considered outstanding with respect to the weighted average common shares outstanding in the calculation of basic net income per share. Potentially dilutive shares are determined by applying the treasury stock method to the Company's outstanding stock options and restricted stock awards. Potentially dilutive shares issuable upon conversion of the 1.25% Convertible Senior Notes due 2025 are calculated using the if-converted method.
The following table provides the computation of basic and diluted net income per share attributable to common stockholders for the years ended December 31, 2020, 2019 and 2018 (in thousands, except share and per share amounts):

	For the Years Ended December 31,
	2020	2019	2018
Net income	$4,172	$8,006	$2,640
Deemed dividends on preferred stock and amortization of beneficial conversion feature	—	—	5,627
Gain on redemption of preferred stock	—	—	(9,075)
Net income attributable to common stockholders	$4,172	$8,006	$6,088

Basic weighted average common shares outstanding	108,579	100,470	85,618
Dilutive effect of stock options	3,010	2,862	2,412
Dilutive effect of restricted stock awards	205	283	238
Dilutive effect of preferred stock	—	—	3,300
Diluted weighted average shares outstanding	111,794	103,615	91,568

Basic net income per share attributable to common stockholders	$0.04	$0.08	$0.07
Diluted net income per share attributable to common stockholders	$0.04	$0.08	$0.07

An entity using the if-converted method assumes that a convertible debt instrument was converted into common shares at the beginning of the reporting period. As a result, net income is adjusted to reverse any recognized interest expense (including any amortization of discounts). Although the Company is in an income position for the year ended December 31, 2020, the effect of this adjustment on both net income and weighted average diluted common shares outstanding would be anti-dilutive and therefore net income was not adjusted for any recognized interest expense add-back. For the year ended December 31, 2020, the Company excluded $4.8 million in recognized interest expense related the 2025 Convertible Notes because the effect of adjusting the recognized interest expense was anti-dilutive.

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because the effect of including these potential shares was anti-dilutive for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Convertible notes	3,723	—	—

Note 17. Retirement Plan
The Company maintains a defined-contribution 401(k) retirement plan covering substantially all employees (as defined). The Company's employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. Effective January 1, 2017 the Company matches 100% of every dollar contributed up to 3% of the respective employee’s compensation and an additional 50% of every dollar contributed on the next 2% of compensation (4% maximum Company match). The Company made matching contributions of approximately $4.9 million, $4.4 million and $2.7 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Table of Contents	NEOGENOMICS, INC.
Note 18. Commitments and Contingencies
Purchase Commitments
The Company has agreements in place to purchase a specified level of reagents from certain vendors. These purchase commitments expire at various dates through 2023. The purchase commitments as of December 31, 2020 are as follows (in thousands):

Years ending December 31,
2021	$6,770
2022	947
2023	276
Total purchase commitments	$7,993

Note 19. Related Party Transactions
On May 22, 2020, the Company formed a strategic alliance with Inivata and entered into a Strategic Alliance Agreement and Laboratory Services Agreement with Inivata's laboratory subsidiary in the U.S., Inivata, Inc., whereas Inivata's laboratory will render and perform certain laboratory testing which the Company will make available to customers. In addition, the Company entered into a line of credit agreement with Inivata.
See Note 8. Investment in Non-Consolidated Affiliate, for further details on the investment made in Inivata.

Table of Contents	NEOGENOMICS, INC.
Note 20. Segment Information
The Company has two operating segments for which it recognizes revenue; Clinical Services and Pharma Services. The Company's Clinical Services segment provides various clinical testing services to community-based pathology practices, hospital pathology labs and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and patients. The Company's Pharma Services segment supports pharmaceutical firms in their drug development programs by supporting various clinical trials and research as well as providing informatics related services often supporting Pharma commercialization efforts.
The financial information reviewed by the Chief Operating Decision Maker (“CODM”) includes revenues, cost of revenue and gross margin for each of the Company’s operating segments. Assets are not presented at the segment level as that information is not used by the CODM.
The following table summarizes segment information for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	For the Years Ended December 31,
	2020	2019	2018
Net revenues:
Clinical Services	$382,337	$361,161	$241,873
Pharma Services	62,111	47,669	34,868
Total revenue	444,448	408,830	276,741

Cost of revenue:
Clinical Services	215,529	185,612	128,297
Pharma Services	43,026	26,382	21,179
Total cost of revenue	258,555	211,994	149,476

Gross Profit:
Clinical Services	166,808	175,549	113,576
Pharma Services	19,085	21,287	13,689
Total gross profit	185,893	196,836	127,265

Operating expenses:
General and administrative	143,794	127,993	84,822
Research and development	8,229	8,487	3,001
Sales and marketing	47,862	47,350	29,402
Total operating expenses	199,885	183,830	117,225
(Loss) income from operations	(13,992)	13,006	10,040
Interest expense, net	7,019	3,713	6,230
Other (income) expense, net	(11,861)	4,630	(14)
Loss on extinguishment of debt	1,400	1,018	—
Loss on termination of cash flow hedge	3,506	—	—
(Loss) income before taxes	(14,056)	3,645	3,824
Income tax (benefit) expense	(18,228)	(4,361)	1,184
Net income	$4,172	$8,006	$2,640

Note 21. Subsequent Events
The Company has evaluated subsequent events through the issuance of these Consolidated Financial Statements. Based on this evaluation, it was determined that no subsequent events occurred, other than the items noted below, that require recognition or disclosure on the Consolidated Financial Statements.
Common Stock Offering
On January 6, 2021, the Company, in connection with an offering of its common stock (the “2021 Common Stock Offering”), entered into an underwriting agreement relating to the issuance and sale of 4,081,632 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”). The price to the public in this offering was $49.00 per share and the

Table of Contents	NEOGENOMICS, INC.
underwriters purchased the shares from the Company at the public offering price, less underwriting discounts and commissions of $2.45 per share. Under the terms of the 2021 Common Stock Offering underwriting agreement, the Company granted the underwriters a 30-day option to purchase up to 612,244 additional shares of Common Stock at the public offering price, less underwriting discounts and commissions. The underwriters exercised in full their option to purchase the additional shares on January 7, 2021. The net proceeds to the Company from the 2021 Common Stock Offering were approximately $218.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.
Convertible Notes Offering
On January 6, 2021, the Company, in connection with an offering by the Company (the “2028 Convertible Notes Offering” and together with the 2021 Common Stock Offering, the “Offerings”) of its 0.25% convertible senior notes due 2028 (the “2028 Convertible Notes”), entered into an underwriting agreement (the “Convertible Notes Underwriting Agreement” and together with the Common Stock Underwriting Agreement, the “Underwriting Agreements”) with the underwriters pursuant to which the Company agreed to issue and sell a total of $300 million aggregate principal amount of its 2028 Convertible Notes to the Underwriters. In addition, pursuant to the Convertible Notes Underwriting Agreement, the underwriters were granted an option, exercisable within 30 days, to purchase up to an additional $45 million aggregate principal amount of the 2028 Convertible Notes on the same terms and conditions solely to cover over-allotments with respect to the 2028 Convertible Notes Offering. The Underwriters exercised in full their option to purchase the additional principal amount of 2028 Convertible Notes on January 7, 2021. The 2028 Convertible Notes were priced to investors in the 2028 Convertible Notes Offering at 100% of their principal amount, and the Underwriters purchased the 2028 Convertible Notes from the Company pursuant to the Convertible Notes Underwriting Agreement at a price of 97% of their principal amount. The net proceeds to the Company from the 2028 Convertible Notes Offering were approximately $334.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used $29.3 million of the net proceeds from the Offerings to enter into capped call transactions, as described below.
Capped Call Transactions
In connection with the 2028 Convertible Notes Offering, on January 11, 2021, the Company entered into privately negotiated capped call transactions (collectively, the “Capped Call Transactions”) with the option counterparties pursuant to capped call confirmations (each a “Confirmation”). The Capped Call Transactions are intended to reduce the potential dilution to the Company's common stock upon any conversion of the 2028 Convertible Notes and/or offset some or all of any cash payments and/or delivery of common shares the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions is initially $85.75 per share, which represents a premium of 75% over the public offering price of the Common Stock in the 2021 Common Stock Offering, which was $49.00 per share, and is subject to certain adjustments under the terms of the Capped Call Transactions.
Line of Credit with Non-Consolidated Affiliate
In May 2020, the Company and Inivata entered into a line of credit agreement. In January 2021, the $15 million Line of Credit, in its entirety, was drawn by Inivata and has a maturity date of December 1, 2025. The Line of Credit bears interest at 0% per annum and the unpaid principal balance is payable on January 1, 2026. See Note 8. Investment in Non-Consolidated Affiliate, for more information on the Line of Credit.
CEO Succession
On February 24, 2021, the Company announced that Mr. Douglas M. VanOort, its Chairman of the Board and Chief Executive Officer, will retire and transition to become executive chairman of the Company's Board of Directors on April 19, 2021 as part of a deliberate succession planning process. Mr. Mark Mallon will become NeoGenomics' Chief Executive Officer and will join the Company's Board of Directors at that time.

Table of Contents	NEOGENOMICS, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, and information required to be disclosed in our reports to the SEC, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions and decisions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated and attested to in their report that is included in Item 8, Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2020, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

Table of Contents	NEOGENOMICS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of NeoGenomics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NeoGenomics, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Diego, California
February 25, 2021

Table of Contents	NEOGENOMICS, INC.
ITEM 9B. OTHER INFORMATION
None.

Table of Contents	NEOGENOMICS, INC.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included under the captions “Election of Directors”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and as otherwise, set forth in the Company’s 2021 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included under the captions “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation” and as otherwise set forth in the Company’s 2021 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included under the captions “Security Ownership” and “Equity Compensation Plan Information” and as otherwise set forth in the Company’s 2021 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding Meetings and Committees of the Board” and as otherwise set forth in the Company’s 2021 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included under the caption “Independent Auditors” and as otherwise set forth in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

Table of Contents	NEOGENOMICS, INC.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020
3.2	Amended and Restated Bylaws, as amended	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed with the SEC on November 6, 2015
4.1	Description of our Common Stock	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020
4.2	Indenture, dated May 4, 2020, by and between the Company and U.S. Bank National Association, as Trustee.	Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May 4, 2020
4.3	Form of 1.25% Senior Convertible Note Due 2025 (included in Exhibit 4.2).	Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on May 4, 2020
10.1	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005
10.2	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006
10.3	Subscription Agreement dated March 16, 2009 between the Douglas M. VanOort Living Trust and NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2009
10.4*	Amended and Restated Employment Agreement dated October 28, 2009 between NeoGenomics, Inc. and Douglas M. VanOort	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2009
10.5*	Employment Letter dated November 3, 2009 between NeoGenomics Laboratories, Inc. and George Cardoza	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 16, 2010
10.6*	Offer Letter between NeoGenomics Laboratories, Inc. and Steven Ross dated April 19, 2013	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2013
10.7*	Employment Agreement, dated September 18, 2014 by and between NeoGenomics, Inc. and Robert J. Shovlin	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 3, 2014
10.8*	Employment Agreement, dated April 14, 2017 between NeoGenomics, Inc. and William Bonello.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, as filed with the SEC on May 8, 2019
10.9*	Amended and Restated Equity Incentive Plan effective as of October 15, 2015.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016
10.10*	Amendment No. 1 of the Amended and Restated Equity Incentive Plan, effective as of May 25, 2017.	Incorporated by reference to the Company’s Proxy Statement, dated April 24, 2017, as filed with the SEC on April 25, 2017

Table of Contents	NEOGENOMICS, INC.

10.11	Form of Indemnification Agreement between NeoGenomics, Inc. and each of its executive officers and directors.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, as filed with the SEC on November 7, 2016
10.12*	Medical Services Agreement between NeoGenomics, Inc., and Lawrence Weiss, M.D., Inc., effective November 25, 2019	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 2, 2019
10.13*	Employment Agreement dated February 5, 2020 between Ms. Kathryn B. McKenzie and NeoGenomics, Inc.	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020
10.14*	Employment Agreement dated February 10, 2020 between Mr. Douglas Brown and NeoGenomics, Inc.	Provided herewith
10.15*	Offer Letter dated May 8, 2020 between Ms. Cynthia J. (Cindy) Dieter and NeoGenomics, Inc.	Provided herewith
10.16	Board of Directors Appointment Letter Agreement between Rachel A. Stahler and NeoGenomics, Inc. dated August 24, 2020.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as filed with the SEC on October 29, 2020
10.17	Board of Directors Appointment Letter Agreement between Michael A. Kelly and NeoGenomics, Inc. dated August 11, 2020.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as filed with the SEC on October 29, 2020
14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 20, 2011
21.1	Subsidiaries of NeoGenomics, Inc.	Provided herewith
23.1	Consent of Deloitte & Touche LLP	Provided herewith
23.2	Consent of Crowe LLP	Provided herewith
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Provided herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Provided herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Provided herewith
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Exchange Act. The omitted information has been filed separately with the SEC.
*	Denotes a management contract or compensatory plan or arrangement.

Table of Contents	NEOGENOMICS, INC.

**	The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of NeoGenomics, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Table of Contents	NEOGENOMICS, INC.
ITEM 16. FORM 10-K SUMMARY

None.

Table of Contents	NEOGENOMICS, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 25, 2021	NEOGENOMICS, INC.

	By:	/s/ Douglas M. VanOort
	Name:	Douglas M. VanOort
	Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Douglas M. VanOort	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2021
Douglas M. VanOort

/s/ Kathryn B. McKenzie	Chief Financial Officer (Principal Financial Officer)	February 25, 2021
Kathryn B. McKenzie

/s/ Cynthia J. Dieter	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 25, 2021
Cynthia J. Dieter

/s/ Lynn A. Tetrault	Lead Director	February 25, 2021
Lynn A. Tetrault

/s/ Bruce K. Crowther	Director	February 25, 2021
Bruce K. Crowther

/s/ Raymond R. Hipp	Director	February 25, 2021
Raymond R. Hipp

/s/ Steven C. Jones	Director	February 25, 2021
Steven C. Jones

/s/ Michael A. Kelly	Director	February 25, 2021
Michael A. Kelly

/s/ Rachel A. Stahler	Director	February 25, 2021
Rachel A. Stahler