Form 10-Q
period 2021-03-31
NEOGENOMICS INC
filed 2021-05-06
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or ford such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of May 4, 2021, the registrant had 117,926,709 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, changing reimbursement levels from government payers and private insurers, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021.

Forward-looking statements include, but are not limited to, statements about:
•Our ability to respond to rapid scientific change;
•The risk of liability in conducting clinical trials and providing research services and the sufficiency of our insurance to cover such claims;
•Our ability to implement our business strategy;
•The anticipated impact to our business operations, customer demand and supply chain due to the recent global pandemic of a novel strain of the coronavirus;
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
•Our ability to expand our service offerings by adding new testing capabilities and overcome capacity constraints;
•Our ability to develop or acquire licenses for new or improved testing technologies;
•Our ability to meet our future capital requirements;
•Our ability to manage our indebtedness;
•Our ability to manage the quality of our investment portfolio;
•Our expectations regarding the conversion of our outstanding 1.25% Convertible Senior Notes due May 2025 (the “2025 Convertible Notes”) or our outstanding 0.25% Convertible Senior Notes due January 2028 (the “2028 Convertible Notes”) in the aggregate principal amount of $201.3 million and $345 million, respectively, and our ability to make debt service payments under the 2025 Convertible Notes or 2028 Convertible Notes if such notes are not converted;
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
•Our ability to have sufficient cash to pay our obligations under the 2025 Convertible Notes or the 2028 Convertible Notes; and
•The dilutive impact of the conversion of the 2025 Convertible Notes or the 2028 Convertible Notes.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$611,970	$228,713
Marketable securities, at fair value	190,710	67,546
Accounts receivable, net	102,922	106,843
Inventories	21,382	29,526
Prepaid assets	11,073	11,547
Other current assets	4,675	4,555
Total current assets	942,732	448,730
Property and equipment (net of accumulated depreciation of $98,746 and $92,895, respectively)	94,315	85,873
Operating lease right-of-use assets	50,904	45,786
Intangible assets, net	118,195	120,653
Goodwill	211,083	211,083
Restricted cash	11,119	21,919
Investment in non-consolidated affiliate	29,555	29,555
Loan receivable from non-consolidated affiliate	10,185	—
Prepaid lease asset	21,052	20,229
Other assets	5,273	4,503
Total non-current assets	$551,681	$539,601
Total assets	$1,494,413	$988,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,919	$24,965
Accrued compensation	23,621	24,727
Accrued expenses and other liabilities	14,018	11,654
Current portion of equipment financing obligations	2,089	2,841
Current portion of operating lease liabilities	5,111	4,967
Pharma contract liabilities	3,992	4,029
Total current liabilities	67,750	73,183
Long-term liabilities
Convertible senior notes, net	530,378	168,120
Equipment financing obligations	683	967
Operating lease liabilities	46,437	42,296
Deferred income tax liabilities, net	1,744	5,415
Other long-term liabilities	3,707	4,056
Total long-term liabilities	582,949	220,854
Total liabilities	650,699	294,037
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 117,136,654 and 112,075,474 shares issued and outstanding, respectively)	117	112
Additional paid-in capital	872,350	701,357
Accumulated other comprehensive (loss) income	(150)	10
Accumulated deficit	(28,603)	(7,185)
Total stockholders’ equity	843,714	694,294
Total liabilities and stockholders' equity	$1,494,413	$988,331
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
NET REVENUE:
Clinical Services	$96,487	$92,982
Pharma Services	19,046	13,048
Total revenue	115,533	106,030

COST OF REVENUE	73,959	59,661

GROSS PROFIT	41,574	46,369
Operating expenses:
General and administrative	40,476	36,344
Research and development	2,456	2,060
Sales and marketing	13,749	13,258
Total operating expenses	56,681	51,662
LOSS FROM OPERATIONS	(15,107)	(5,293)
Interest expense, net	1,177	819
Other expense (income), net	4,854	(223)
Loss before taxes	(21,138)	(5,889)
Income tax expense	976	1,089
NET LOSS	$(22,114)	$(6,978)

NET LOSS PER SHARE
Basic	$(0.19)	$(0.07)
Diluted	$(0.19)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	116,199	104,484
Diluted	116,199	104,484

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
NET LOSS	$(22,114)	$(6,978)

OTHER COMPREHENSIVE LOSS:
Net unrealized loss on marketable securities, net of tax	(160)	—
Unrealized loss on effective cash flow hedge, net of tax	—	(1,038)
Total other comprehensive loss, net of tax	(160)	(1,038)
COMPREHENSIVE LOSS	$(22,274)	$(8,016)

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2019	104,781,236	$105	$520,278	$(1,618)	$(11,357)	$507,408
Common stock issuance ESPP Plan	34,330	—	796	—	—	796
Issuance of restricted stock, net of forfeitures	76,618	—	(212)	—	—	(212)
Issuance of common stock for stock options	503,873	—	2,897	—	—	2,897
Stock issuance fees and expenses	—	—	(15)	—	—	(15)
ESPP expense	—	—	194	—	—	194
Stock-based compensation expense - options and restricted stock	—	—	1,991	—	—	1,991
Unrealized loss on effective cash flow hedge, net of tax	—	—	—	(1,038)	—	(1,038)
Net loss	—	—	—	—	(6,978)	(6,978)
Balance, March 31, 2020	105,396,057	$105	$525,929	$(2,656)	$(18,335)	$505,043

Balance, December 31, 2020	112,075,474	$112	$701,357	$10	$(7,185)	$694,294
Cumulative-effect adjustment from change in accounting principle	—	—	(23,271)	—	696	(22,575)
Premiums paid for capped call confirmations	—	—	(29,291)	—	—	(29,291)
Common stock issuance ESPP Plan	23,917	—	1,024	—	—	1,024
Issuance of restricted stock, net of forfeitures	83,220	—	(614)	—	—	(614)
Issuance of common stock for stock options	260,167	—	2,239	—	—	2,239
Issuance of common stock - public offering, net of underwriting discounts	4,693,876	5	218,495	—	—	218,500
Stock issuance fees and expenses	—	—	(242)	—	—	(242)
ESPP expense	—	—	241	—	—	241
Stock-based compensation expense - options and restricted stock	—	—	2,412	—	—	2,412
Net unrealized loss on marketable securities, net of tax	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	(22,114)	(22,114)
Balance, March 31, 2021	117,136,654	$117	$872,350	$(150)	$(28,603)	$843,714
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,114)	$(6,978)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,680	6,240
Amortization of intangibles	2,458	2,452
Non-cash stock-based compensation	2,653	2,186
Non-cash operating lease expense	1,862	2,021
Amortization of convertible debt discount	593	—
Amortization of debt issue costs	43	70
Unrealized loss on investment in non-consolidated affiliate	5,024	—
Interest receivable on loan receivable from non-consolidated affiliate	(209)	—
Write-off of COVID-19 PCR testing inventory and equipment	6,061	—
Other non-cash items	548	17
Changes in assets and liabilities, net
Accounts receivable, net	3,921	(5,722)
Inventories	2,845	(5,348)
Prepaid lease asset	(823)	(3,316)
Prepaid and other assets	(794)	254
Accounts payable, accrued and other liabilities	(6,538)	1,191
Net cash provided by (used in) operating activities	2,210	(6,933)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(137,776)	—
Proceeds from sales and maturities of marketable securities	13,919	—
Purchases of property and equipment	(15,831)	(4,708)
Business acquisition	—	(37,000)
Loan receivable from non-consolidated affiliate	(15,000)	—
Net cash used in investing activities	(154,688)	(41,708)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing obligations	(1,091)	(1,598)
Repayment of term loan	—	(1,250)
Issuance of common stock, net	2,617	3,465
Proceeds from issuance of convertible debt, net of issuance costs	334,410	—
Premiums paid for capped call confirmations	(29,291)	—
Proceeds from equity offering, net of issuance costs	218,290	—
Net cash provided by financing activities	524,935	617
Net change in cash, cash equivalents and restricted cash	372,457	(48,024)
Cash, cash equivalents and restricted cash, beginning of period	250,632	173,016
Cash, cash equivalents and restricted cash, end of period	$623,089	$124,992

See the accompanying notes to the unaudited Consolidated Financial Statements.

	Three Months Ended March 31,
	2021	2020
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$611,970	$86,254
Restricted cash, non-current	11,119	38,738
Total cash, cash equivalents and restricted cash	$623,089	$124,992

Supplemental disclosure of cash flow information:
Interest paid	$41	$1,136
Income taxes (refunded) paid, net	$(49)	$2
Supplemental disclosure of non-cash investing and financing information:
Property and equipment included in accounts payable	$2,081	$1,844

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Nature of the Business
Nature of the Business
NeoGenomics, Inc., a Nevada corporation, and its subsidiaries (the “Parent”, “Company”, or “NeoGenomics”), operates as a certified, high complexity clinical laboratory in accordance with the federal government’s CLIA, and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories as well as providing clinical trial services to pharmaceutical firms.
COVID-19 Pandemic Update
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and the disease has since spread across the world, including the United States (“U.S.”). In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially adversely affecting the Company’s employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition and cash flows are likely to continue to be materially adversely affected, particularly if the pandemic continues to persist for a significant amount of time.
The Company anticipates that the cash on hand, marketable securities and cash collections are sufficient to fund near-term capital and operating needs for at least the next 12 months.
At the end of the first quarter 2021, due to the broad roll-out of the COVID-19 vaccine and a sharp decline in COVID-19 polymerase chain reaction (“PCR”) testing demand, the Company made the decision to exit COVID-19 PCR testing and the Company recorded a $6.1 million expense related to the exit from COVID-19 PCR testing. This amount consisted of write-offs of $5.3 million for all remaining COVID-19 PCR testing inventory recorded to cost of revenue and $0.8 million for all remaining COVID-19 PCR testing laboratory equipment recorded to general and administrative expenses on the Consolidated Statements of Operations.
Coronavirus Aid, Relief and Economic Security Act
The Federal government passed legislation and the President of the United States signed into law on March 27, 2020, known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On April 10, 2020, the U.S. Department of Health & Human Services announced that Medicare-enrolled providers would receive a portion of a direct deposit disbursement totaling $50 billion. The $50 billion is part of a $100 billion Public Health and Social Service Emergency Fund created by the CARES Act. Payments made under the CARES Act are intended to reimburse healthcare providers for health care related expenses or lost revenues attributable to COVID-19 and are not required to be repaid provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing for COVID-19 patients. In the absence of specific guidance to account for government grants in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company accounts for such grants in accordance with international accounting standards for government grants. Such amounts are recognized when there is reasonable assurance that the Company will (1) comply with the conditions associated with the grant and (2) receive the grant.
The CARES Act permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due on December 31, 2021 and the remaining 50% due on December 31, 2022. As of March 31, 2021 and December 31, 2020 the total accrued deferred social security taxes, related to the CARES Act was $5.9 million. At both March 31, 2021 and December 31, 2020 this amount was recorded evenly between accrued expenses and other liabilities and other long-term liabilities on the Consolidated Balance Sheets.
Additionally, the CARES Act included an Employee Retention Tax Credit (“ERTC”) provision designed to encourage employers to keep employees on their payroll. The ERTC is a refundable tax credit against certain payroll taxes paid by employers for eligible wages paid between March 13, 2020 and December 31, 2020 that meet the requirements of the ERTC provision. On March 11, 2021, the American Rescue Plan Act was enacted extending the deadline of the ERTC to December 31, 2021 and expanded who is eligible to claim the credit. For the three months ended March 31, 2021, the Company recognized $0.4 million under the ERTC which was included in loss from operations on the Consolidated Statements of Operations. There were no such amounts recorded for the three months ended March 31, 2020.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim Consolidated Financial Statements are unaudited and have been prepared in accordance with GAAP for interim financial information. All intercompany transactions and balances have been eliminated in the accompanying Consolidated Financial Statements.
The accounting policies of the Company are the same as those set forth in Note 2. Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020, except for Stock-Based Compensation, Income Taxes and the impact of the adoption of new accounting standards discussed under Recently Adopted Accounting Guidance.
Unaudited Interim Financial Information
Certain information and footnote disclosures normally included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in these accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim Consolidated Financial Statements included herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.
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
Prior to 2021, the Company estimated the fair value of stock options using a trinomial lattice model. On January 1, 2021, the Company began applying the Black-Scholes option valuation model (“Black-Scholes”) on a prospective basis to new awards. The Company expects the use of Black-Scholes to provide a more ubiquitous estimate of fair value. Like the prior trinomial lattice model, Black-Scholes is affected by the stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the option, expected risk-free interest rate, the expected volatility of common stock, and expected dividend yield, each of which is more fully described below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.
Expected Term: The expected term of an option is the period of time that the option is expected to be outstanding. The average expected term is determined using the Black-Scholes model.
Risk-free Interest Rate: The risk-free interest rate used in the Black-Scholes model is based on the implied yield at the grant date of the U.S. Treasury zero-coupon issue with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero coupon interest rate is quoted, the Company uses the nearest interest rate from the available maturities.
Expected Stock Price Volatility: The Company uses its own historical weekly volatility because that is more reflective of market conditions.
Dividend Yield: Because the Company has never paid a dividend and does not expect to begin doing so in the foreseeable future, the Company assumed no dividend yield in valuing the stock-based awards.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Income Taxes
Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods and lives for property and equipment, recognition of accounts receivable, compensation related expenses, and various other expenses that have been allowed for or accrued for financial statement purposes but are not currently deductible for income tax purposes.
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
Management assesses the recoverability of its deferred tax assets as of the end of each quarter, weighing available positive and negative evidence, and is required to establish and maintain a valuation allowance for these assets if it is more likely than not that some or all of the deferred income tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed.
As of December 31, 2020, expected future reversals of the Company’s deferred income tax liabilities provided objectively verifiable positive evidence to support the recoverability of its deferred tax assets. However, on January 1, 2021, the Company adopted ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) using the modified retrospective approach, which resulted in a decrease of approximately $6.6 million in the Company’s deferred income tax liabilities. In addition, approximately $2 million of valuation allowance against the Company’s deferred income tax assets was established upon adoption of ASU 2020-06, resulting from the decrease in deferred income tax liabilities available to support the recoverability of deferred tax assets. The valuation allowance represents the portion of the Company’s U.S. deferred income tax assets that are not more likely than not to be realized in future periods, primarily related to Federal and California research and development tax credit carryforwards.
A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Cumulative loss in recent years is commonly defined as a three-year cumulative loss position. As of March 31, 2021, the Company’s U.S. operations were in a three-year cumulative loss position. Management determined that sufficient objectively verifiable positive evidence did not exist to overcome the negative evidence of the Company’s U.S. cumulative loss position. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three months ended March 31, 2021 included the unfavorable impact of valuation allowance expected to be established against the Company’s deferred income tax assets expected to be created in 2021 for additional the U.S. net operating loss and tax credit carryforwards.
As of March 31, 2021, the Company’s total valuation allowance against U.S. deferred income tax assets was approximately $9.3 million. The Company also continued to maintain a full valuation allowance against deferred tax assets in Switzerland, Singapore and China, which increased from $2.6 million as of December 31, 2020 to $3 million as of March 31, 2021.
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
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying Consolidated Balance Sheets. At March 31, 2021 and December 31, 2020 the Company had an uncertain tax position related to Federal and State R&D tax credit carryforwards, including a provision for interest and penalties related to such position. No interest and penalties have been accrued, as the income tax credits are carried forward to offset income tax liabilities in future years.
Recently Adopted Accounting Guidance
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which updates various codification topics by clarifying disclosure requirements to align with the SEC’'s regulations. The Company adopted this pronouncement on January 1, 2021 and the impact of the provisions of this standard on its Consolidated Financial Statements was immaterial.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 simplifies the accounting for convertible instruments by removing the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such convertible debt instruments. Similarly, the debt discount, that is equal to the carrying value of the embedded conversion feature upon issuance, will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible instrument was issued at a substantial premium. In addition, ASU 2020-06 requires the application of the if-converted method for calculating the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. ASU 2020-06 can be adopted on either a fully retrospective or modified retrospective basis.
The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective approach, and accordingly the Company recorded an adjustment that reflects the 1.25% Convertible Senior Notes due 2025 as if the embedded conversion feature had not been separated. The impact upon adoption on the Consolidated Balance Sheets included an increase of approximately $27.2 million in convertible senior notes, net, a write-off of approximately $6.6 million in deferred income tax liabilities, establishment of approximately $2 million of valuation allowance against deferred income tax assets, and a decrease of approximately $23.3 million in additional paid-in capital. In addition, upon adoption, there was an adjustment to increase the beginning balance of retained earnings on the Consolidated Balance Sheets for previously recognized interest expense, net of tax effects, of approximately $2.7 million for amortization of debt discount related to the carrying value of the embedded conversion feature upon issuance, as well as a decrease to the beginning balance of retained earnings of approximately $2 million for the establishment of valuation allowance against the Company's deferred income tax assets. There was no impact to the Company’s earnings per share calculation. See Note 7. Debt for further information regarding the 1.25% Convertible Senior Notes due 2025.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (“Topic 321”), Investments-Equity Method and Joint Ventures (“Topic 323”) and Derivatives and Hedging (“Topic 815”) (collectively, “ASU 2020-01”). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for the equity method investments in Topic 323 and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020 on a prospective basis and early adoption was permitted. The Company adopted ASU 2020-01 on January 1, 2021 and there was no impact from the provisions of this standard on its Consolidated Financial Statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (“Topic 740”), which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740 and clarifies certain other aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020 on a prospective basis and early adoption is permitted. The Company adopted this pronouncement on January 1, 2021 and the impact of the provisions of this standard on its Consolidated Financial Statements was immaterial.
Accounting Pronouncements Pending Adoption
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) which provides for temporary optional expedients and exceptions to the current guidance on certain contract modifications and hedging relationships to ease the burdens related to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) or other reference rates to alternative reference rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2020-04 is effective beginning on March 12, 2020 and may be applied prospectively to such transactions through December 31, 2022 and ASU 2021-01 is effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to such transactions through December 31, 2022. The Company will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. As of March 31, 2021, there was no impact to the Company’s Consolidated Financial Statements related to ASU 2020-04 or ASU 2021-01.

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
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of March 31, 2021 and December 31, 2020.

	March 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$51,745	$1	$(43)	$51,703
Commercial paper	22,187	—	—	22,187
Asset-backed securities	21,612	—	(15)	21,597
Corporate bonds	95,371	—	(148)	95,223
Total	$190,915	$1	$(206)	$190,710

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$21,357	$1	$(18)	$21,340
Commercial paper	14,543	—	—	14,543
Asset-backed securities	14,546	—	(8)	14,538
Corporate bonds	17,144	—	(19)	17,125
Total	$67,590	$1	$(45)	$67,546

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company had $0.5 million and $0.2 million of accrued interest receivable at March 31, 2021 and December 31, 2020, respectively, included in other current assets on its Consolidated Balance Sheets related to its marketable securities. Realized gains or losses on marketable securities for the three months ended March 31, 2021 were immaterial. There were no realized gains or losses on marketable securities for the three months ended March 31, 2020.
The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at March 31, 2021 and December 31, 2020.

	March 31, 2021
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$9,113	$42,590	$—	$51,703
Commercial paper	22,187	—	—	22,187
Asset-backed securities	451	21,146	—	21,597
Corporate bonds	23,282	71,941	—	95,223
Total	$55,033	$135,677	$—	$190,710

	December 31, 2020
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$6,075	$15,265	$—	$21,340
Commercial paper	14,543	—	—	14,543
Asset-backed securities	560	13,978	—	14,538
Corporate bonds	5,863	11,262	—	17,125
Total	$27,041	$40,505	$—	$67,546

The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of March 31, 2021 and December 31, 2020.

	March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$570,782	$—	$—	$570,782
Commercial paper	—	17,795	—	17,795
Marketable securities:
U.S. Treasury securities	51,703	—	—	51,703
Commercial paper	—	22,187	—	22,187
Asset-backed securities	—	21,597	—	21,597
Corporate bonds	—	95,223	—	95,223
Total	$622,485	$156,802	$—	$779,287

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2020
(in thousands)	Level 1		Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$209,141		$—	$—	$209,141
U.S. Treasury securities	1,000		—	—	1,000
Commercial paper	—		3,999	—	3,999
Marketable securities:
U.S. Treasury securities	21,340		—	—	21,340
Commercial paper	—		14,543	—	14,543
Asset-backed securities	—		14,538	—	14,538
Corporate bonds	—	—	17,125	—	17,125
Total	$231,481		$50,205	$—	$281,686

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three months ended March 31, 2021 and March 31, 2020.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, are considered reasonable estimates of their respective fair values at March 31, 2021 and December 31, 2020 due to their short-term nature.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Leases
As of March 31, 2021, the maturities of our operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (in thousands):

Remaining Lease Payments
Remainder of 2021	$5,480
2022	7,150
2023	7,071
2024	7,179
2025	4,381
Thereafter	34,230
Total remaining lease payments	65,491
Less: imputed interest	(13,943)
Total operating lease liabilities	51,548
Less: current portion	(5,111)
Long-term operating lease liabilities	$46,437
Weighted-average remaining lease term (in years)	10.95
Weighted-average discount rate	4.2%
The following summarizes additional supplemental data related to operating leases (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$2,305	$2,105

	Three Months Ended March 31,
	2021	2020
Right-of-use assets obtained in exchange for operating lease liabilities	$6,580	$24,071
Cash paid for operating leases	$2,678	$1,553

Lease contracts that have been executed but have not yet commenced are excluded from the tables above. As of March 31, 2021 the Company has entered into $33.8 million of contractually binding minimum lease payments for leases executed but not yet commenced. This amount primarily relates to the lease of the laboratory and headquarters facility in Fort Myers, Florida that is expected to commence in 2021. In addition to the minimum lease payments, the Company will pay approximately $25 million relating to the construction of the underlying assets and approximately $17 million in leasehold improvements. These amounts were placed into separate construction disbursement escrow accounts and as of March 31, 2021, $11.1 million was unpaid and remaining in restricted cash on the Consolidated Balance Sheets. Disbursements to the landlord take place from time to time to pay for the costs of the landlord’s work. The disbursements are classified as a prepaid lease asset or leasehold improvements, as appropriate, until the lease commences. Upon lease commencement, the prepaid lease asset will be included in the calculation of the right-of-use asset and the leasehold improvements will be placed in service. Construction of the infrastructure of this facility commenced in the first quarter of 2020. The Company is not expected to control the underlying assets during the construction period and therefore is not considered the owner of the underlying assets for accounting purposes.
Note 5. Goodwill and Intangible Assets
Goodwill as of March 31, 2021 and December 31, 2020 was $211.1 million. There was no change in the carrying amount of goodwill during the three months ended March 31, 2021.
Intangible assets consisted of the following as of (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		March 31, 2021
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	84-180 months	$143,101	$38,353	$104,748
Trade Name - Indefinite lived	—	13,447	—	13,447
Total		$156,548	$38,353	$118,195

		December 31, 2020
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	84 - 180 months	$143,101	$35,895	$107,206
Trade Name - Indefinite lived	—	13,447	—	13,447
Total		$156,548	$35,895	$120,653

The Company recorded approximately $2.5 million straight-line amortization expense of intangible assets for each of the three months ended March 31, 2021 and 2020. The Company records amortization expense within general and administrative expense on the Consolidated Statement of Operations.
The estimated amortization expense related to amortizable intangible assets for each of the four succeeding fiscal years and thereafter as of March 31, 2021 is as follows (in thousands):

Remainder of 2021	$7,373
2022	9,832
2023	9,832
2024	9,832
2025	9,832
Thereafter	58,047
Total	$104,748

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6. Investment in Non-Consolidated Affiliate
On May 22, 2020, the Company formed a strategic alliance with Inivata Limited, a company incorporated in England and Wales (“Inivata”), and entered into a Strategic Alliance Agreement and Laboratory Services Agreement with Inivata's laboratory subsidiary in the U.S., Inivata, Inc., whereas Inivata’s laboratory will render and perform certain laboratory testing which the Company will make available to customers. The terms and conditions of the Laboratory Services Agreement are consistent with those that would be negotiated between willing parties on an arm’s length basis. See Note 12. Related Party Transactions, for additional details on amounts paid related to the Laboratory Services Agreement.
In addition to the Laboratory Services Agreement, the Company also entered into an Investment Agreement with Inivata (the “Investment Agreement”), pursuant to which the Company acquired Series C1 Preference Shares (the “Preference Shares”) for $25 million in cash (the “Investment”) resulting in a minority interest in Inivata’s outstanding equity and an Option Deed which provides the Company with an option to purchase Inivata (the “Purchase Option”). The Investment Agreement also granted the Company one seat on Inivata’s Board of Directors.
Inivata is a VIE and the Company’s investment is under 20% of the total equity outstanding. The Company considers qualitative factors in assessing the primary beneficiary of the VIE which include understanding the purpose and design of the VIE, associated risks that the VIE creates, activities that could be directed by the Company, and the expected relative impact of those activities on the economic performance of the VIE. Based on an evaluation of these factors, the Company concluded that it is not the primary beneficiary of Inivata.
The power to control the activities that most significantly impact Inivata’s economic performance are the sole responsibility of Inivata’s management and Board of Directors; however, the Company does have significant influence over Inivata. As the Preference Shares were determined to not be in-substance common stock, and because the Preference Shares and the Purchase Option do not have readily determinable fair values, the Company has elected to measure the Preference Shares and the Purchase Option at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
On May 22, 2020, the initial $25 million cost and $0.6 million of associated transaction costs for the Investment was allocated between the Preference Shares and the Purchase Option based on the relative fair value of each and was recorded as investment in non-consolidated affiliate on the Consolidated Balance Sheets. The initial relative fair value of the investment in non-consolidated affiliate was comprised of $19.6 million in Preference Shares and a $6 million Purchase Option. The Preference Shares were valued by determining the equity value of Inivata using the Backsolve Method and allocating the value of the Preference Shares using the Option-Pricing Method and the inputs used included the equity value based on the Series C1 capital raised by Inivata, a volatility rate of 84%, a risk-free interest rate of 0.17% and 0% dividend yield. The Purchase Option was valued using the Black-Scholes model with a volatility rate of 84%, a risk-free interest rate of 0.17% and 0% dividend yield.
During the fourth quarter of 2020, an observable transaction of an identical investment in Inivata Preference Shares occurred. This resulted in a remeasurement of the Preference Shares to the value of this observable transaction. The Purchase Option was also remeasured at fair value as a result of this observable transaction. As a result of these remeasurements, at December 31, 2020, the carrying value of the investment in non-consolidated affiliate was $29.6 million, comprised of $25 million in Preference Shares and a $4.6 million Purchase Option. The Company recorded a net unrealized gain of $4 million for these remeasurements for the year ended December 31, 2020 in other expense (income), net on the Consolidated Statements of Operations. At December 31, 2020, the Purchase Option was valued using the Black-Scholes model with a volatility rate of 84%, a risk-free interest rate of 0.17% and 0% dividend yield.
On May 22, 2020, the Company and Inivata also entered into a line of credit agreement in the amount of $15 million (the “Line of Credit”). In January 2021, the Line of Credit, in its entirety, was drawn by Inivata and recorded as a loan receivable from non-consolidated affiliate on the Consolidated Balance Sheets. The Line of Credit matures on December 1, 2025 and the unpaid principal balance is payable on January 1, 2026. The Line of Credit bears interest at 0% per annum. In January 2021, upon the draw of the Line of Credit by Inivata, the Company used an imputed interest rate of 8.33% to present value the Line of Credit. The Company recorded an imputed interest rate discount of $5 million on the loan receivable from non-consolidated affiliate and an additional investment in non-consolidated affiliate of $5 million, resulting in a $10 million present value of the loan receivable from non-consolidated affiliate and increasing the value of the Preference Shares to $30 million. For the three months ended March 31, 2021, $0.2 million of interest income was amortized to the loan receivable from non-consolidated affiliate. The interest income was recorded in interest expense, net, on the Consolidated Statements of Operations. As of March 31, 2021, the loan receivable from non-consolidated affiliate, net of discount, was $10.2 million on the Consolidated Balance Sheets.
In the first quarter of 2021, subsequent to Inivata's draw on the Line of Credit, an observable transaction of an identical investment in Inivata Preference Shares occurred. This resulted in a remeasurement of the Preference Shares to the value of this observable transaction. The Company recorded a net unrealized loss of $5 million for this remeasurement for the three months

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ended March 31, 2021 in other expense (income), net on the Consolidated Statements of Operations. As of March 31, 2021, the carrying value of the investment in non-consolidated affiliate is $29.6 million, comprised of $25 million in Preference Shares and a $4.6 million Purchase Option.
The Line of Credit is subject to evaluation for current expected credit losses. The impact of such losses were determined to be immaterial at March 31, 2021. There were no such amounts recorded on the Consolidated Balance Sheets as of December 31, 2020.
At March 31, 2021, the maximum exposure to losses does not exceed the carrying amount of the investment in non-consolidated affiliate combined with the carrying amount of the loan receivable from non-consolidated affiliate.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Debt
The following table summarizes the long-term debt, net at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
0.25% Convertible Senior Notes due 2028
Principal	$345,000	$—
Unamortized debt discount	(10,049)	—
Unamortized debt issuance costs	(233)	—
Total 0.25% Convertible Senior Notes due 2028	$334,718	$—

1.25% Convertible Senior Notes due 2025
Principal	$201,250	$201,250
Unamortized debt discount	(4,974)	(32,592)
Unamortized debt issuance costs	(616)	(538)
Total 1.25% Convertible Senior Notes due 2025	$195,660	$168,120

Equipment financing obligations	2,772	3,808
Total debt	$533,150	$171,928
Less: Current portion of financing obligations	(2,089)	(2,841)
Total long-term debt, net	$531,061	$169,087

At March 31, 2021, the estimated fair values (Level 2) of the 0.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2025 were $301.7 million and $339.2 million, respectively. There was no such estimated fair value as of December 31, 2020 related to the 0.25% Convertible Senior Notes due 2028. At December 31, 2020, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $320.9 million. At March 31, 2021 and December 31, 2020, the carrying value of the Company’s equipment financing obligations approximated fair value based on the current market conditions for similar instruments.
2028 Convertible Senior Notes
On January 11, 2021, the Company completed the sale of $345 million of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased. The 2028 Convertible Notes were issued at a discounted price of 97% of their principal amount. The total net proceeds from the issuance of the 2028 Convertible Notes and exercise of the Over-allotment Option was approximately $334.4 million, which includes approximately $10.6 million of discounts, commissions and offering expenses paid by the Company. On January 11, 2021 the Company entered into an Indenture (the “Indenture”), with U.S. Bank National Association, as trustee (the “Trustee”), governing the 2028 Convertible Notes. The Company used a portion of the net proceeds from the Offerings to enter into capped call transactions (as described below under the heading “Capped Call Transactions”).
Prior to September 15, 2027, noteholders may convert their 2028 Convertible Notes at their option, only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2028 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after September 15, 2027 until the close of business on the second business day immediately preceding the maturity date, noteholders may convert their 2028 Convertible Notes at any time, regardless of the foregoing circumstances.
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the 2028 Convertible Notes is 15.1172 shares of common stock per $1,000 in principal amount of 2028 Convertible Notes, equivalent to an initial conversion price of approximately $66.15 per share of common stock. The conversion rate is subject to adjustment as described in the Indenture. In addition,

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

following certain corporate events that occur prior to the maturity date as described in the Indenture, the Company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2028 Convertible Notes in connection with such a corporate event in certain circumstances. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $48.23 on March 31, 2021. For the three months ended March 31, 2021 the Company excluded 4,867,738 shares in diluted weighted average common shares outstanding for the if-converted impact of the 2028 Convertible Notes from the diluted net loss per share calculation as the shares would have an anti-dilutive effect. For further details on the impact of the 2028 Convertible Notes on net loss per share please refer to Note 11. Net Loss Per Share.
The Company may not redeem the 2028 Convertible Notes prior to January 20, 2025. The Company may redeem for cash all or any portion of the 2028 Convertible Notes, at its option, on or after January 20, 2025 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date of notice by the Company of redemption at a redemption price equal to 100% of the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2028 Convertible Notes.
If an event involving bankruptcy, insolvency or reorganization events with respect to the Company occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2028 Convertible Notes then outstanding will immediately become due and payable. If any other default event occurs and is continuing, then noteholders of at least 25% of the aggregate principal amount of the 2028 Convertible Notes then outstanding, by notice to the Company, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2028 Convertible Notes then outstanding to become due and payable immediately. If the Company undergoes a “fundamental change” as defined in the Indenture, then noteholders may require the Company to repurchase their 2028 Convertible Notes at a cash repurchase price equal to the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
The 2028 Convertible Notes are the Company’s senior, unsecured obligations and will be equal in right of payment with its existing and future senior, unsecured indebtedness, senior in right of payment to its existing and future indebtedness that is expressly subordinated to the 2028 Convertible Notes and effectively junior to its existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The 2028 Convertible Notes will be structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of its subsidiaries.
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $6,700 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2021. There were no such amounts for the three months ended March 31, 2020. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
Capped Call Transactions
In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $29.3 million. As the Capped Call Transactions meet certain accounting criteria, the Capped Call Transactions were classified as equity, are not accounted for as derivatives and were recorded as a reduction of the Company’s additional paid-in capital in the accompanying Consolidated Financial Statements. The Capped Call Transactions are not part of the terms of the 2028 Convertible Notes and will not affect any holders’ rights under the 2028 Convertible Notes. The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the 2028 Convertible Notes. The number of shares underlying the Capped Call Transactions is 5.2 million.
The cap price of the Capped Call Transactions is initially $85.75 per share of the Company's common stock, which represents a premium of 75% over the public offering price of the common stock in the 2021 Common Stock Offering, which was $49.00 per share, and is subject to certain adjustments under the terms of the Capped Call Transactions.
By entering into the Capped Call Transactions, the Company expects to reduce the potential dilution to its common stock (or, in the event a conversion of the 2028 Convertible Notes is settled in cash, to reduce its cash payment obligation) in the event that, at the time of conversion of the 2028 Convertible Notes, its common stock price exceeds the conversion price of the 2028 Convertible Notes.
2025 Convertible Senior Notes

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On May 4, 2020, the Company completed the sale of $201.3 million of Convertible Senior Notes with a stated interest rate of 1.25% and a maturity date of May 1, 2025 (the “2025 Convertible Notes”), unless earlier converted, redeemed, or repurchased. The 2025 Convertible Notes were issued at a discounted price of 97% of their principal amount. The total net proceeds from the issuance of the 2025 Convertible Notes and exercise of the Over-allotment Option was approximately $194.5 million, which includes approximately $6.9 million of discounts, commissions and offering expenses paid by the Company. On May 4, 2020, the Company entered into an Indenture (the “Indenture”), with U.S. Bank National Association, as trustee (the “Trustee”), governing the 2025 Convertible Notes.
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
The last reported sales price of the Company’s common stock was greater than or equal to 130% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarters ended March 31, 2021 and December 31, 2020. Based on the terms of the 2025 Convertible Notes, the holders may convert all or a portion of their 2025 Convertible Notes in the second quarter of 2021 and could have converted all or a portion of their 2025 Convertible Notes in the first quarter of 2021. When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As the Company is not required to settle the 2025 Convertible Notes in cash, the 2025 Convertible Notes are classified as long-term debt as of March 31, 2021 and December 31, 2020. As of March 31, 2021, the Company had not received any conversion notices.
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the 2025 Convertible Notes is 27.5198 shares of common stock per $1,000 in principal amounts of 2025 Convertible Notes, equivalent to an initial conversion price of approximately $36.34 per share of common stock. The conversion rate is subject to adjustment as described in the Indenture. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, the Company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2025 Convertible Notes in connection with such a corporate event in certain circumstances. The value of the 2025 Convertible Notes, if-converted, exceeds the principal amount by $65.9 million based on a closing stock price of $48.23 on March 31, 2021. For the three months ended March 31, 2021 the Company excluded 5,538,360 shares in diluted weighted average common shares outstanding for the if-converted impact of the 2025 Convertible Notes from the diluted net loss per share calculation as the shares would have an anti-dilutive effect. For further details on the impact of the 2025 Convertible Notes on net loss per share please refer to Note 11. Net Loss Per Share.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $0.04 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2021. There were no such amounts for the three months ended March 31, 2020. The effective interest rate on the 2025 Convertible Notes is 1.96%, which includes the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
Equipment Financing Obligations
The Company has entered into loans with various banks to finance the purchase of laboratory equipment, office equipment and leasehold improvements. These loans mature at various dates through 2023 and the weighted average interest rate under such loans was approximately 5.07% as of March 31, 2021 and 4.91% as of December 31, 2020.
Maturities of Long-Term Debt
Maturities of long-term debt as of March 31, 2021 are summarized as follows (in thousands):

	0.25% Convertible Senior Notes	1.25% Convertible Senior Notes	Equipment Financing Obligations	Total Debt
Remainder of 2021	$—	$—	$1,761	$1,761
2022	—	—	984	984
2023	—	—	27	27
2024	—	—	—	—
2025	—	201,250	—	201,250
Thereafter	345,000	—	—	345,000
Total Debt	$345,000	$201,250	$2,772	$549,022
Less: Current portion of long-term debt	—	—	(2,089)	(2,089)
Less: Unamortized debt discount	(10,049)	(4,974)	—	(15,023)
Less: Unamortized debt issuance costs	(233)	(616)	—	(849)
Long-term debt, net	$334,718	$195,660	$683	$531,061

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Equity Transactions
Underwritten Public Equity Offering
On January 6, 2021, the Company entered into an underwriting agreement relating to the issuance and sale of 4,081,632 shares of the Company’s common stock, $0.001 par value per share (the “2021 Common Stock Offering”). The price to the public in this offering was $49.00 per share. The net proceeds to the Company from the 2021 Common Stock Offering were approximately $189.9 million, after deducting underwriting discounts, commissions and other offering expenses of approximately $10.1 million.
Under the terms of the underwriting agreement, the Company also granted the Underwriters a 30-day option to purchase up to 612,244 additional shares of Common Stock at the public offering price, less underwriting discounts and commissions. On January 6, 2021, the Underwriters exercised their option and purchased all 612,244 shares. The net proceeds related to the option exercise were approximately $28.4 million, after deducting underwriting discounts, commissions and other offering expenses of approximately $1.6 million.
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
Under the terms of the underwriting agreement, the Company also granted the Underwriters a 30-day option to purchase up to 660,000 additional shares of Common Stock at the public offering price, less underwriting discounts and commissions. On May 29, 2020, the Underwriters partially exercised their option and on June 3, 2020, purchased an additional 351,500 shares. The net proceeds related to the option exercise were approximately $9.4 million, after deducting underwriting discounts, commissions and other offering expenses of approximately $0.6 million.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Stock-Based Compensation
The Company recorded approximately $2.7 million and $2.2 million in stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively.
A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2020	3,785,941	$15.21
Options granted	251,771	$53.16
Less:
Options exercised	260,167	$8.60
Options forfeited	54,296	$19.53
Options outstanding at March 31, 2021	3,723,249	$18.17
Exercisable at March 31, 2021	2,141,203	$11.20
The fair value of each stock option award granted during the three months ended March 31, 2021 was estimated as of the grant date using a Black-Scholes model with the following weighted average assumptions:

Three Months Ended March 31, 2021
Expected term (in years)	4.0 - 5.5
Risk-free interest rate (%)	0.6%
Expected volatility (%)	38.7% - 46.6%
Dividend yield (%)	—
Weighted average fair value/share at grant date	$19.42

As of March 31, 2021, there was approximately $9 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 2.20 years.

A summary of the restricted stock activity under the Company’s plans for the three months ended March 31, 2021 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	291,891	$23.82
Granted	100,847	$53.17
Vested	(55,282)	$22.91
Forfeited	(5,474)	$24.14
Nonvested at March 31, 2021	331,982	$32.89

As of March 31, 2021, there was approximately $7.5 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.68 years.
Employee Stock Purchase Plan (“ESPP”)
The Company offers an ESPP through which eligible employees may purchase shares of the Company’s common stock at a discount of 15% of the fair market value of the Company’s common stock.
During the three months ended March 31, 2021 and 2020, employees purchased 23,917 and 34,330 shares, respectively, under the ESPP. The expense recorded for these periods was approximately $0.2 million and $0.2 million, respectively.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Revenue Recognition
The Company has two operating segments for which it recognizes revenue; Clinical Services and Pharma Services. The Clinical Services segment provides various clinical testing services to community-based pathology practices, oncology practices, hospital pathology labs, reference labs, and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and patients. Due to the broad roll-out of the COVID-19 vaccine and a sharp decline in COVID-19 PCR testing demand, the Company made the decision at the end of the first quarter 2021 to exit from COVID-19 PCR testing which was part of Clinical Services segment revenues. The Pharma Services segment supports pharmaceutical firms in their drug development programs by providing testing services and data analytics for clinical trials and research.
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
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2021	December 31, 2020
Current pharma contract assets (1)	$2,014	$1,643
Long-term pharma contract assets (2)	355	290
Total pharma contract assets	$2,369	$1,933

Current pharma capitalized commissions (1)	$182	$185
Long-term pharma capitalized commissions (2)	1,020	970
Total pharma capitalized commissions	$1,202	$1,155

Current pharma contract liabilities	$3,992	$4,029
Long-term pharma contract liabilities (3)	705	712
Total pharma contract liabilities	$4,697	$4,741
(1) Current pharma contract assets and Current pharma capitalized commissions are classified as other current assets on the Consolidated Balance Sheets.
(2) Long-term pharma contract assets and Long-term pharma capitalized commissions are classified as other assets on the Consolidated Balance Sheets.
(3) Long-term pharma contract liabilities are classified as other long-term liabilities on the Consolidated Balance Sheets.
Pharma contract assets increased $0.4 million, or 23%, from December 31, 2020 to March 31, 2021. Pharma contract liabilities and capitalized commissions remained flat during the same period. Revenue recognized for the three months ended March 31, 2021 and March 31, 2020 related to Pharma contract liability balances outstanding at the beginning of the period was $2.7 million and $1.2 million, respectively. Amortization of capitalized commissions for the three-months ended March 31, 2021 and March 31, 2020, was $0.2 million and $0.2 million, respectively.
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
The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

	Three Months Ended March 31,
	2021	2020
Clinical Services:
Client direct billing	$60,709	$54,292
Commercial Insurance	18,574	21,993
Medicare and Medicaid	17,150	16,483
Self-Pay	54	214
Total Clinical Services	$96,487	$92,982
Pharma Services:	19,046	13,048
Total Revenue	$115,533	$106,030

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11. Net Loss Per Share
The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net loss” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if the 2028 Convertible Notes and 2025 Convertible Notes were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of the Company’s common stock. The potential dilution from conversion of the 2028 Convertible Notes and 2025 Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of the Company’s common stock issuable upon conversion of the 2028 Convertible Notes and the 2025 Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the 2028 Convertible Notes and the 2025 Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).
The following table shows the calculations(in thousands, except per share amounts).

	Three Months Ended March 31,
	2021	2020
Net loss	$(22,114)	$(6,978)

Basic weighted average shares outstanding	116,199	104,484
Diluted weighted average shares outstanding	116,199	104,484

Basic net loss per share	$(0.19)	$(0.07)
Diluted net loss per share	$(0.19)	$(0.07)

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

	Three Months Ended March 31,
	2021	2020
Stock options	2,417,804	3,153,959
Restricted stock awards	216,407	322,559
2025 Convertible Notes	5,538,360	—
2028 Convertible Notes	4,867,738	—

The potential effect of the Capped Call Transactions entered into concurrently with the 2028 Convertible Notes were excluded from the calculation of diluted net loss per share in the three months ended March 31, 2021 as the Company’s closing price on March 31, 2021 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net loss per share as they are anti-dilutive.
For further details on the Capped Call Transactions, please refer to Note 7. Debt.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12. Related Party Transactions
On May 22, 2020, the Company formed a strategic alliance with Inivata Limited, a company incorporated in England and Wales (“Inivata”), and entered into a Strategic Alliance Agreement and Laboratory Services Agreement whereas Inivata will render and perform certain laboratory testing which the Company will make available to customers. In connection with this agreement, Inivata provided $0.4 million of testing services to the Company recorded in cost of revenue in the Consolidated Statements of Operations for the three months ended March 31, 2021. No such services were provided for the three months ended March 31, 2020.
The Company and Inivata also entered into a Line of Credit in the amount of $15 million. In January 2021, the Line of Credit, in its entirety, was drawn by Inivata and recorded as a loan receivable from non-consolidated affiliate on the Consolidated Balance Sheets. The Line of Credit matures on December 1, 2025 and the unpaid principal balance is payable on January 1, 2026. The Line of Credit bears interest at 0% per annum.
For further details on the investment made in Inivata and Line of Credit, please refer to Note 6. Investment in Non-Consolidated Affiliate.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13. Segment Information
The Company has two operating segments for which it recognizes revenue; Clinical Services and Pharma Services. The Company’s Clinical Services segment provides various clinical testing services to community-based pathology and oncology practices, hospital pathology labs and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and patients. The Company’s Pharma Services segment supports pharmaceutical firms in their drug development programs by supporting various clinical trials and research as well as providing informatics related services often supporting Pharma commercialization efforts.
The financial information reviewed by the Chief Operating Decision Maker (“CODM”) includes revenues, cost of revenue and gross profit for each of the Company’s operating segments. Assets are not presented at the segment level as that information is not used by the CODM.
The following table summarizes the segment information (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenues:
Clinical Services	$96,487	$92,982
Pharma Services	19,046	13,048
Total revenue	115,533	106,030

Cost of revenue:
Clinical Services(1)	61,565	48,923
Pharma Services	12,394	10,738
Total cost of revenue	73,959	59,661

Gross Profit:
Clinical Services	34,922	44,059
Pharma Services	6,652	2,310
Total gross profit	41,574	46,369

Operating expenses:
General and administrative	40,476	36,344
Research and development	2,456	2,060
Sales and marketing	13,749	13,258
Total operating expenses	56,681	51,662
Loss from operations	(15,107)	(5,293)
Interest expense, net	1,177	819
Other expense (income), net	4,854	(223)
Loss before taxes	(21,138)	(5,889)
Income tax expense	976	1,089
Net loss	$(22,114)	$(6,978)

(1) Clinical Services cost of revenue includes write-offs of $5.3 million for COVID-19 PCR testing inventory for the three months ended March 31, 2021.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 14. Subsequent Events
On April 7, 2021, the Company, through its wholly-owned subsidiary NeoGenomics Bioinformatics, Inc. closed on the acquisition of Intervention Insights, Inc. d/b/a Trapelo Health, an Information Technology company focused on precision oncology. The agreement purchase price was $65 million, and consisted of $35 million in cash on hand and $30 million in the Company’s common stock.
On May 4, 2021, the Company, through its wholly-owned subsidiary NeoGenomics Laboratories, Inc. entered into a Share Purchase Agreement to acquire Inivata. The Company exercised its Purchase Option which was part of the Investment Agreement with Inivata as described in Note 6. Investment in Non-Consolidated Affiliate. Pursuant to the Share Purchase Agreement, the Company will pay Inivata's other shareholders consideration in an aggregate amount of $390 million, adjusted to reflect certain cash and debt items at closing, which will result in Inivata becoming a wholly-owned subsidiary of the Company. The consideration will be satisfied in cash and, to the extent any shareholder elects in accordance with the terms of the Share Purchase Agreement, shares of the Company's common stock, the price of which is based upon 95% of the average of the volume-weighted average prices of the common stock over the ten trading day period ended May 4, 2021.
On May 4, 2021, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers, in a private placement (the “Private Placement”), shares of common stock of the Company. The closing of the Private Placement is anticipated to occur in June 2021, subject to the satisfaction of customary closing conditions and the closing of the Company’s acquisition of Inivata. The Company agreed to sell and issue 4,444,445 shares of common stock at a purchase price of $45.00 per share for aggregate gross proceeds to the Company of approximately $200 million, before deducting fees to the placement agents and other estimated offering expenses payable by the Company.

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
The impact from the COVID-19 pandemic and the related disruptions have had a material adverse impact on our results of operations, volume growth rates and test volumes in 2020 and the first quarter of 2021. Demand may fluctuate depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business disruption, reduced revenues and number of tests, any of which could materially affect our business, financial condition, and results of operations.
We have taken significant actions to protect our employees and maintain a safe environment while ensuring continuity of critical oncology testing for cancer patients. Among other actions, we have de-densified our laboratories and facilities, adjusted laboratory shifts, restricted visitors to facilities, restricted employee travel, implemented an emergency paid time off policy, provided remote work-environment training and support, and managed our supply chains. Importantly, all main laboratory facilities have remained open and there has been an uninterrupted continuity of high-quality testing services for clients. The Company’s top priority remains the health and safety of employees and continued quality and service for all clients with a focus on patient care. We believe that we are positioned to recover from the effects of the COVID-19 pandemic.
For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to the Company’s Form 10-K under Item 1A, “Risk Factors” for the year ended December 31, 2020, as filed with the SEC on February 25, 2021.
Overview
We operate a network of cancer-focused testing laboratories in the United States, Europe and Asia. Our mission is to improve patient care through exceptional cancer-focused testing services. Our vision is to become the world’s leading cancer testing and information company by delivering uncompromising quality, exceptional service and innovative solutions.
As of March 31, 2021, the Company has laboratory locations in Fort Myers and Tampa, Florida; Aliso Viejo, Carlsbad, and San Diego, California; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; Rolle, Switzerland; and Singapore. We currently offer the following types of testing services:
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
We are continuing to develop and broaden our informatics and data-related tools to leverage our unique market position and oncology expertise to help our stakeholders solve real-world problems such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers. We are committed to connecting patients with life altering therapies and trials. In carrying out these commitments, we aim to provide transparency and choice to patients regarding the handling and use of their data through our Notice of Privacy Practices, and have invested in leading technologies to ensure the data we maintain is secured at all times.
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
We value the health of our employees and want them to perform at their best, personally and professionally. We actively promote the health and well-being of our employees and recognize that overall health goes beyond greater health benefits and preventative care and includes a variety of areas such as physical, emotional and financial health. We provide a variety of programs to promote the improvement of our employees’ health in these and other areas.
Building a resilient, sustainable organization is central to the success of our Company. Our focus is on expanding our purpose to extend beyond the organization to include all stakeholders. This includes the communities we serve and our society as a whole. We build our talent through coaching and mentoring programs to meet the demands of our critical work of the future and our leadership needs. We will partner within our communities to remove barriers and sponsor educational opportunities needed to meet our highly-skilled workforce demands.
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
World-class Medical and Scientific Team
Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology. As of March 31, 2021, we employed or contracted with approximately 120 M.D.s and Ph.Ds. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories. Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases. For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to Pharmaceutical companies.
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
National Direct Sales Force
Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales team for the clinical cancer testing services is organized into nine regions - Northeast, Southeast, South Central, Great Lakes, Midwest, Southwest, Mid-Atlantic, Florida, and Capital. Our Pharma Services segment has a dedicated team of business development specialists who are experienced in working with pharma sponsors and helping them with the testing needs of their research and development projects as well as Phase I, II and III studies. These sales representatives utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated all of the important customer care functionality within our Laboratory Information Services (“LIS”) into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions. Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM. Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up. Our sales force educates clients on new test offerings and their proper utilization and our representatives are often seen as trusted advisors by our clients.
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
Results of Operations for the Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020
The following table presents the Consolidated Statements of Operations as a percentage of revenue:

	Three Months Ended March 31,
	2021	2020
Net revenue	100.0%	100.0%
Cost of revenue	64.0%	56.3%
Gross Profit	36.0%	43.7%
Operating expenses:
General and administrative	35.1%	34.3%
Research and development	2.1%	1.9%
Sales and marketing	11.9%	12.5%
Total operating expenses	49.1%	48.7%
Loss from operations	(13.1)%	(5.0)%
Interest expense, net	1.0%	0.8%
Other (income) expense, net	4.2%	(0.2)%
Loss before taxes	(18.3)%	(5.6)%
Income tax expense	0.8%	1.0%
Net loss	(19.1)%	(6.6)%

Clinical and Pharma Services revenue for the periods presented are as follows ($ in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net revenues:
Clinical Services	$96,487	$92,982	$3,505	3.8%
Pharma Services	19,046	13,048	5,998	46.0%
Total revenue	$115,533	$106,030	$9,503	9.0%
Revenue
Consolidated revenues increased $9.5 million, or 9%, year-over-year. Clinical Services revenue for the three months ended March 31, 2021 increased $3.5 million when compared to the same period in 2020. Clinical testing volume(1) increased by approximately 4.2% for the three months ended March 31, 2021, compared to the same period in 2020.
Due to the broad roll-out of the COVID-19 vaccine and a sharp decline in the demand for COVID-19 PCR testing, we made the decision at the end of the first quarter 2021 to exit from COVID-19 PCR testing which was included in Clinical Services segment revenue. The Clinical division’s continued focus is its broad and innovative testing menu as well as any future new product offerings.
Pharma Services revenue for the three months ended March 31, 2021 increased $6 million compared to the same period in 2020. In addition, our backlog of signed contracts has continued to grow from $208.9 million as of December 31, 2020 to $217.6 million as of March 31, 2021. We expect this backlog to result in higher revenues in future quarters.
The following table shows Clinical revenue, cost of revenue, requisitions received and tests performed for the three months ended March 31, 2021 and 2020 excluding requisitions, tests, revenue and costs of revenue for Pharma Services and COVID-19 PCR tests. Testing revenue and cost of revenue are presented in thousands below:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020	% Change
Clinical(1):
Requisitions (cases) received	151,145	144,319	4.7%
Number of tests performed	260,941	250,376	4.2%
Average number of tests/requisitions	1.73	1.73	—%

Clinical testing revenue(1)	$94,930	$92,982	2.1%
Average revenue/requisition	$628	$644	(2.5)%
Average revenue/test	$364	$371	(1.9)%

Cost of revenue(1)	$53,632	$48,923	9.6%
Average cost/requisition	$355	$339	4.7%
Average cost/test	$206	$195	5.6%
 (1) Clinical tests exclude requisitions, tests, revenue and costs of revenue for Pharma Services and COVID-19 PCR tests.
Average revenue per test decreased 1.9% for the three months ended March 31, 2021 compared to the corresponding period in 2020, due to an increase in lower-priced client direct bill revenue.
Cost of Revenue and Gross Profit
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.
Average cost per clinical test increased 5.6% for the three months ended March 31, 2021, compared to the corresponding period in 2020, reflecting a volume reduction due to the COVID-19 pandemic and the fixed nature of many of our laboratory costs. In addition, we did not reduce our workforce due to temporary declines in volume related to the COVID-19 pandemic.
The consolidated cost of revenue and gross profit metrics are as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020	% Change
Cost of revenue:
Clinical Services(2)	$61,565	$48,923	25.8%
Pharma Services	12,394	10,738	15.4%
Total cost of revenue	$73,959	$59,661	24.0%
Cost of revenue as a % of revenue	64.0%	56.3%

Gross profit:
Clinical Services	$34,922	$44,059	(20.7)%
Pharma Services	6,652	2,310	188.0%
Total gross profit	$41,574	$46,369	(10.3)%
Gross profit margin	36.0%	43.7%
(2) Clinical Services cost of revenue includes write-offs of $5.3 million for COVID-19 PCR testing inventory for the three months ended March 31, 2021.
Consolidated cost of revenue in dollars increased for the three months ended March 31, 2021 when compared to the same period in 2020. Consolidated cost of revenue as a percentage of revenue also increased year-over-year. The increase in cost of revenue is largely due to an increase in supplies expense and payroll related costs. In addition, at the end of the first quarter 2021, due to the broad roll-out of the COVID-19 vaccine and a sharp decline in COVID-19 PCR testing demand, we made the decision to exit COVID-19 PCR testing and recorded a write-off of $5.3 million for all remaining COVID-19 PCR testing inventory to cost of revenue in the first quarter of 2021.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit margin decreased for the three months ended March 31, 2021, compared to the same period in 2020. This decrease was a result of the combined effect of lower testing volume due to the impact of the COVID-19 pandemic, adverse weather in February, payroll and payroll-related costs, as well as a $5.3 million inventory write-off due to the exit from COVID-19 PCR testing recorded to cost of revenue in the first quarter of 2021.
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
Consolidated general and administrative expenses are as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
General and administrative	$40,476	$36,344	$4,132	11.4%
As a % of revenue	35.1%	34.3%

General and administrative expenses increased $4.1 million for the three months ended March 31, 2021 when compared to the same period in 2020. The increase includes higher payroll and payroll-related costs due to increases in personnel to support our near and long-term growth, $0.8 million in acquisition costs, a write-off of $0.8 million for all remaining COVID-19 PCR testing laboratory equipment, and $0.5 million for CEO transition costs.
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
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Research and development	$2,456	$2,060	$396	19.2%
As a % of revenue	2.1%	1.9%

Research and development expenses increased $0.4 million for the three months ended March 31, 2021 when compared to the same period in 2020. This increase was driven by investments in new test development, particularly in our next-generation sequencing and FDA initiatives.
We anticipate research and development expenditures will increase in future quarters as we invest in innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$13,749	$13,258	$491	3.7%
As a % of revenue	11.9%	12.5%

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and marketing expenses increased $0.5 million for the three months ended March 31, 2021 when compared to the same period in 2020. This increase primarily reflects higher commissions due to our increase in revenues, the expansion of our sales team and continued investment in marketing. We expect higher commissions expense in the coming quarters as our sales representatives continue generating new business with a focus on oncology office sales. We expect our sales and marketing expenses over the long term to align with changes in revenue.
Interest Expense, net
Net interest expense for the three months ended March 31, 2021 increased $0.4 million compared to the same period in 2020. Interest expense reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually. For further details regarding the convertible notes, please refer to Note 7. Debt, in the accompanying notes to the unaudited Consolidated Financial Statements.
Loss Per Share
The following table provides consolidated net loss for each period along with the computation of basic and diluted net loss per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net loss	$(22,114)	$(6,978)

Basic weighted average shares outstanding	116,199	104,484
Diluted weighted average shares outstanding	116,199	104,484

Basic net loss per share	$(0.19)	$(0.07)
Diluted net loss per share	$(0.19)	$(0.07)

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

Definitions of Non-GAAP Measures

Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net loss from continuing operations before: (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation expense, and, if applicable in a reporting period, (v) acquisition and integration related expenses, (vi) CEO transition costs, (vii) write-off of COVID-19 PCR testing inventory and equipment, (viii) and other significant non-recurring or non-operating (income) or expenses, net.
The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the three months ended March 31, 2021:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands)	2021	2020
Net loss (GAAP)	$(22,114)	$(6,978)
Adjustments to net loss:
Interest expense, net	1,177	819
Income tax expense	976	1,089
Amortization of intangibles	2,458	2,452
Depreciation	6,680	6,240
EBITDA (non-GAAP)	$(10,823)	$3,622
Further adjustments to EBITDA:
Acquisition and integration related expenses	814	1,296
Write-off of COVID-19 PCR testing inventory and equipment	6,061	—
CEO transition costs	460	—
Non-cash stock-based compensation expense	2,653	2,186
Other significant non-recurring expenses (income), net (1)	5,021	(30)
Adjusted EBITDA (non-GAAP)	$4,186	$7,074

(1) Other significant non-recurring expenses (income), net, includes unrealized loss on investment in non-consolidated affiliate and other non-recurring items.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the three months ended March 31, 2021 and 2020 as well balances of cash and cash equivalents and working capital:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$2,210	$(6,933)
Investing activities	(154,688)	(41,708)
Financing activities	524,935	617
Net change in cash, cash equivalents and restricted cash	372,457	(48,024)
Cash, cash equivalents and restricted cash, beginning of period	$250,632	$173,016
Cash, cash equivalents and restricted cash, end of period	$623,089	$124,992
Working Capital (1), end of period	$874,982	$147,793
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
During the three months ended March 31, 2021, cash provided by operating activities was $2.2 million, consisting of net loss of $22.1 million plus adjustments to the net loss of $25.7 million. Included in the adjustments to the net loss was $6.1 million of write-offs of COVID-19 PCR testing inventory and equipment related to the exit from COVID-19 PCR testing. The adjustments were partially offset by the cash flow impact of net changes in operating assets and liabilities of $1.4 million. The change in operating assets was primarily driven by a decrease in accounts payable due to timing of payments, partially offset by a decrease in accounts receivable due to timing of cash receipts.
Cash Flows from Investing Activities

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the three months ended March 31, 2021, cash used in investing activities was $154.7 million, an increase of approximately $113.0 million compared to the same period in 2020. This was primarily due to an increase of net investments in marketable securities of $123.9 million, $15.8 million of cash used for capital expenditures and the disbursement of a $15 million loan receivable from non-consolidated affiliate.
Cash Flows from Financing Activities
During the three months ended March 31, 2021, cash provided by financing activities was $524.9 million compared to $0.6 million in the same period in 2020. Cash provided by financing activities during the three months ended March 31, 2021 consisted of convertible debt proceeds of $334.4 million, net of issuance costs, $218.3 million of net proceeds from the equity offering and $2.6 million for the net issuance of common stock. This activity was primarily offset by the use of cash in the amounts of $29.3 million for premiums paid for capped call confirmations and $1.1 million for the net repayment of equipment financing obligations.
Liquidity Outlook
We had $612 million in unrestricted cash and cash equivalents as of March 31, 2021 in addition to $190.7 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities and cash collections are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital and capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
On January 6, 2021, we entered into an underwriting agreement relating to the issuance and sale of 4,081,632 shares of our common stock (the “2021 Common Stock Offering”), $0.001 par value per share. The price to the public in this offering was $49.00 per share and the Company agreed to sell the shares to the Underwriters at the public offering price, less underwriting discounts and commission of $2.45 per share. Under the terms of the underwriting agreement, the Company also granted the Underwriters a 30-day option to purchase up to 612,244 additional shares of common stock at the public offering price, less underwriting discounts and commissions. On January 6, 2021, the Underwriters exercised their option and purchased all 612,244 shares. The net proceeds from the 2021 Common Stock Offering and full exercise of the Underwriters’ option were approximately $218.3 million, net of underwriting commissions of approximately $11.7 million.
On January 11, 2021, we completed the sale of $345 million of 0.25% Convertible Senior Notes due January 2028 (the “2028 Convertible Notes”), including the full exercise of the underwriters’ option to purchase an additional $45 million aggregate principal amount of the 2028 Convertible Notes (the “2028 Over-allotment Option”) on the same terms and conditions, solely to cover over-allotments with respect to the 2028 Convertible Notes offering. The total net proceeds from the issuance of the 2028 Convertible Notes and the total exercise of the 2028 Over-allotment Option was approximately $334.4 million, which includes approximately $10.6 million of discounts, commissions and offering expenses paid by the Company. For further details regarding the 2028 Convertible Notes, please refer to Note 7. Debt in the accompanying notes to the Consolidated Financial Statements.
We used $29.3 million of the net proceeds from the offerings to enter into capped call transactions. We intend to use the remaining net proceeds from the offerings for general corporate purposes and/or to acquire or invest in complementary businesses and technologies.
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
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2021 will be in the range of $45 million to $55 million. During the three months ended March 31, 2021, we purchased, with cash, approximately $15.8 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash and financing.
Critical Accounting Policies
The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Please refer to our critical accounting policies as disclosed in

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 2. Summary of Significant Accounting Policies, to our Consolidated Financial Statements for a complete description of our significant accounting policies.
Off-balance Sheet Arrangements
As of March 31, 2021, we do not use or have special purpose entities or other off-balance sheet financing techniques that we believe have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.

NEOGENOMICS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. We are exposed to market risks, including changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on March 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.
Foreign Currency Exchange Risk
We have operations in Rolle, Switzerland, Singapore and Suzhou, China. Our international revenues and expenses denominated in foreign currencies (primarily Swiss Francs, Singapore Dollars and Chinese Renminbi), expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We do not hedge foreign currency exchange risks and do not currently believe that these risks are significant.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None for the quarterly period ended March 31, 2021.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those set forth in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the for the year ended December 31, 2020, as filed with the SEC on February 25, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None for the quarterly period ended March 31, 2021.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	182	$52.57	—	—
February 1, 2021 - February 28, 2021	8	$54.43	—	—
March 1, 2021 - March 31, 2021	11,963	$50.46	—	—
Total	12,153	$50.49	—	—

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
10.1
Underwriting Agreement, dated January 6, 2021, among the Company and BofA Securities, Inc., Morgan Stanley & Co. LLC, and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein related to the Common Stock (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021)

10.2
Underwriting Agreement, dated January 6, 2021, among the Company and BofA Securities, Inc., Morgan Stanley & Co. LLC, and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein related to the Notes (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021)

10.3
Indenture, dated January 11, 2021, by and between the Company and U.S. Bank National Association, as Trustee (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021)

10.4	Form of 0.25% Senior Convertible Notes Due 2028 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021)

10.5*	Employment Agreement between NeoGenomics, Inc. and Mark Mallon dated February 23, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2021)

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Loss and (v) related notes

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (included within Exhibit 101 attachments)

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2021	NEOGENOMICS, INC.

	By:	/s/ Mark W. Mallon
	Name:	Mark W. Mallon
	Title:	Chief Executive Officer

	By:	/s/ Kathryn B. McKenzie
	Name:	Kathryn B. McKenzie
	Title:	Chief Financial Officer