Form 10-Q
period 2021-06-30
NEOGENOMICS INC
filed 2021-08-09
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of August 5, 2021, the registrant had 122,816,314 shares of Common Stock, par value $0.001 per share outstanding.

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
•The potential impact to our business operations, customer demand and supply chain due to the ongoing global COVID-19 coronavirus pandemic and its related variants;
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
•Our ability to integrate acquisitions and costs related to such acquisitions;
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$368,796	$228,713
Marketable securities, at fair value	202,950	67,546
Accounts receivable, net	106,284	106,843
Inventories	21,384	29,526
Prepaid assets	13,959	11,547
Other current assets	8,422	4,555
Total current assets	721,795	448,730
Property and equipment (net of accumulated depreciation of $105,194 and $92,895, respectively)	112,208	85,873
Operating lease right-of-use assets	54,558	45,786
Intangible assets, net	471,038	120,653
Goodwill	499,977	211,083
Restricted cash	4,103	21,919
Investment in non-consolidated affiliate	—	29,555
Prepaid lease asset	24,958	20,229
Other assets	7,674	4,503
Total non-current assets	$1,174,516	$539,601
Total assets	$1,896,311	$988,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,056	$24,965
Accrued compensation	38,719	24,727
Accrued expenses and other liabilities	25,304	11,654
Current portion of equipment financing obligations	1,913	2,841
Current portion of operating lease liabilities	5,642	4,967
Pharma contract liabilities	4,497	4,029
Total current liabilities	99,131	73,183
Long-term liabilities
Convertible senior notes, net	531,077	168,120
Equipment financing obligations	448	967
Operating lease liabilities	49,624	42,296
Deferred income tax liabilities, net	63,877	5,415
Other long-term liabilities	3,796	4,056
Total long-term liabilities	648,822	220,854
Total liabilities	747,953	294,037
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 122,711,352 and 112,075,474 shares issued and outstanding, respectively)	123	112
Additional paid-in capital	1,101,298	701,357
Accumulated other comprehensive (loss) income	(333)	10
Retained earnings (accumulated deficit)	47,270	(7,185)
Total stockholders’ equity	1,148,358	694,294
Total liabilities and stockholders’ equity	$1,896,311	$988,331

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET REVENUE:
Clinical Services	$101,405	$73,884	$197,892	$166,866
Pharma Services	20,319	13,093	39,365	26,141
Total revenue	121,724	86,977	237,257	193,007

COST OF REVENUE	68,734	58,971	142,693	118,632

GROSS PROFIT	52,990	28,006	94,564	74,375
Operating expenses:
General and administrative	54,638	34,613	95,114	70,957
Research and development	3,495	2,105	5,951	4,165
Sales and marketing	17,224	10,195	30,973	23,453
Total operating expenses	75,357	46,913	132,038	98,575
LOSS FROM OPERATIONS	(22,367)	(18,907)	(37,474)	(24,200)
Interest expense, net	902	1,548	2,079	2,367
Other income, net	(171)	(7,405)	(341)	(7,628)
Gain on investment in and loan receivable from non-consolidated affiliate, net	(96,534)	—	(91,510)	—
Loss on extinguishment of debt	—	1,400	—	1,400
Loss on termination of cash flow hedge	—	3,506	—	3,506
Income (loss) before taxes	73,436	(17,956)	52,298	(23,845)
Income tax benefit	(2,437)	(11,132)	(1,461)	(10,043)
NET INCOME (LOSS)	$75,873	$(6,824)	$53,759	$(13,802)

Adjustment to net income (loss) for convertible notes in diluted EPS (1)
NET INCOME (LOSS)	$75,873	$(6,824)	$53,759	$(13,802)
Convertible note accretion, amortization, and interest, net of tax	1,552	—	2,997	—
NET INCOME (LOSS) USED IN DILUTED EPS	$77,425	$(6,824)	$56,756	$(13,802)

NET INCOME (LOSS) PER SHARE
Basic	$0.64	$(0.06)	$0.46	$(0.13)
Diluted	$0.59	$(0.06)	$0.44	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	118,287	107,887	117,249	106,209
Diluted	131,237	107,887	130,247	106,209
(1) This adjustment compensates for the effects of the if-converted impact of convertible notes in adjusted net income. Since an entity using the if-converted method assumes that a convertible debt instrument was converted into common shares at the beginning of the reporting period, net income (loss) is adjusted to reverse any recognized interest expense (including any amortization of discounts).
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$75,873	$(6,824)	$53,759	$(13,802)

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized loss on marketable securities, net of tax	(183)	—	(343)	—
Unrealized gain (loss) on effective cash flow hedge, net of tax	—	38	—	(1,000)
Cash flow hedge termination reclassified to earnings	—	2,661	—	2,661
Total other comprehensive (loss) income, net of tax	(183)	2,699	(343)	1,661
COMPREHENSIVE INCOME (LOSS)	$75,690	$(4,125)	$53,416	$(12,141)

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2020	112,075,474	$112	$701,357	$10	$(7,185)	$694,294
Cumulative-effect adjustment from change in accounting principle	—	—	(23,271)	—	696	(22,575)
Premiums paid for capped call confirmations	—	—	(29,291)	—	—	(29,291)
Common stock issuance ESPP Plan	23,917	—	1,024	—	—	1,024
Issuance of restricted stock, net of forfeitures	83,220	—	(614)	—	—	(614)
Issuance of common stock for stock options	260,167	—	2,239	—	—	2,239
Issuance of common stock - public offering, net of underwriting discounts	4,693,876	5	218,495	—	—	218,500
Stock issuance fees and expenses	—	—	(242)	—	—	(242)
ESPP expense	—	—	241	—	—	241
Stock-based compensation expense - options and restricted stock	—	—	2,412	—	—	2,412
Net unrealized loss on marketable securities, net of tax	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	(22,114)	(22,114)
Balance, March 31, 2021	117,136,654	$117	$872,350	$(150)	$(28,603)	$843,714
Common stock issuance ESPP Plan	31,839	—	1,245	—	—	1,245
Issuance of restricted stock, net of forfeitures	146,392	—	(163)	—	—	(163)
Issuance of common stock for stock options	354,310	1	4,429	—	—	4,430
Issuance of common stock - private placement, net of private placement fees	4,444,445	4	189,859	—	—	189,863
Issuance of common stock for acquisition	597,712	1	29,174	—	—	29,175
Stock issuance fees and expenses	—	—	(102)	—	—	(102)
ESPP expense	—	—	298	—	—	298
Stock-based compensation expense - options and restricted stock	—	—	4,208	—	—	4,208
Net unrealized loss on marketable securities, net of tax	—	—	—	(183)	—	(183)
Net income	—	—	—	—	75,873	75,873
Balance, June 30, 2021	122,711,352	$123	$1,101,298	$(333)	$47,270	$1,148,358
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2019	104,781,236	$105	$520,278	$(1,618)	$(11,357)	$507,408
Common stock issuance ESPP Plan	34,330	—	796	—	—	796
Issuance of restricted stock, net of forfeitures	76,618	—	(212)	—	—	(212)
Issuance of common stock for stock options	503,873	—	2,897	—	—	2,897
Stock issuance fees and expenses	—	—	(15)	—	—	(15)
ESPP expense	—	—	194	—	—	194
Stock based compensation expense - options and restricted stock	—	—	1,991	—	—	1,991
Loss on effective cash flow hedge	—	—	—	(1,038)	—	(1,038)
Net loss	—	—	—	—	(6,978)	(6,978)
Balance, March 31, 2020	105,396,057	$105	$525,929	$(2,656)	$(18,335)	$505,043
Common stock issuance ESPP Plan	41,058	—	928	—	—	928
Issuance of restricted stock, net of forfeitures	24,786	—	(824)	—	—	(824)
Issuance of common stock for stock options	183,443	—	2,014	—	—	2,014
Issuance of common stock - public offering, net of underwriting discounts	4,751,500	5	127,288	—	—	127,293
Stock issuance fees and expenses	—	—	(317)	—	—	(317)
ESPP expense	—	—	211	—	—	211
Stock based compensation expense - options and restricted stock	—	—	2,424	—	—	2,424
Equity component of convertible note issuance	—	—	30,912	—	—	30,912
Tax liability related to convertible note issuance	—	—	(9,330)	—	—	(9,330)
Gain on effective cash flow hedge	—	—	—	38	—	38
Cash flow hedge termination reclassified to earnings	—	—	—	2,661	—	2,661
Net loss	—	—	—	—	(6,824)	(6,824)
Balance, June 30, 2020	110,396,844	$110	$679,235	$43	$(25,159)	$654,229
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$53,759	$(13,802)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,629	12,177
Amortization of intangibles	6,209	4,919
Non-cash stock-based compensation	7,159	4,821
Non-cash operating lease expense	3,750	4,113
Amortization of convertible debt discount	1,247	864
Amortization of debt issue costs	88	112
Loss on debt extinguishment	—	1,400
Loss on termination of cash flow hedge	—	3,506
Gain on investment in and loan receivable from non-consolidated affiliate, net	(91,510)	—
Interest receivable on loan receivable from non-consolidated affiliate	(391)	—
Write-off of COVID-19 PCR testing inventory and equipment	6,061	—
Other non-cash items	790	263
Changes in assets and liabilities, net
Accounts receivable, net	1,155	6,498
Inventories	3,645	(6,688)
Prepaid lease asset	(4,730)	(6,084)
Prepaid and other assets	(4,681)	(5,975)
Accounts payable, accrued and other liabilities	4,640	(11,175)
Net cash provided by (used in) operating activities	820	(5,051)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(162,769)	—
Proceeds from sales and maturities of marketable securities	26,253	—
Purchases of property and equipment	(37,178)	(9,734)
Business acquisitions, net of cash acquired	(419,404)	(37,000)
Loan receivable from non-consolidated affiliate	(15,000)	—
Investment in non-consolidated affiliate	—	(13,137)
Net cash used in investing activities	(608,098)	(59,871)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing obligations	(1,892)	(3,059)
Repayment of term loan	—	(97,540)
Cash flow hedge termination	—	(3,317)
Issuance of common stock, net	8,045	5,469
Proceeds from issuance of convertible debt, net of issuance costs	334,410	194,376
Premiums paid for capped call confirmations	(29,291)	—
Proceeds from equity offerings, net of issuance costs	418,273	127,288
Net cash provided by financing activities	729,545	223,217
Net change in cash, cash equivalents and restricted cash	122,267	158,295
Cash, cash equivalents and restricted cash, beginning of period	250,632	173,016
Cash, cash equivalents and restricted cash, end of period	$372,899	$331,311

	Six Months Ended June 30,
	2021	2020
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$368,796	$295,281
Restricted cash, non-current	4,103	36,030
Total cash, cash equivalents and restricted cash	$372,899	$331,311

Supplemental disclosure of cash flow information:
Interest paid	$1,329	$1,562
Income taxes paid, net	$114	$89
Supplemental disclosure of non-cash investing and financing information:
Fair value of common stock issued to fund business acquisition	$29,174	$—
Equity offering issuance costs included in accrued expenses	$10,137	$—
Equipment acquired under financing obligations	$—	$428
Property and equipment included in accounts payable	$3,822	$2,487

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
COVID-19 Pandemic Update
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and the disease has since spread across the world, including the United States (“U.S.”). In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially adversely affecting the Company’s employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition and cash flows may continue to be materially adversely affected, particularly if the pandemic continues to persist for a significant amount of time.
The Company anticipates that the cash on hand, marketable securities and cash collections are sufficient to fund near-term capital and operating needs for at least the next 12 months.
At the end of the first quarter 2021, due to the broad roll-out of the COVID-19 vaccine and a sharp decline in COVID-19 polymerase chain reaction (“PCR”) testing demand, the Company made the decision to exit COVID-19 PCR testing and the Company recorded a $6.1 million expense related to the exit from COVID-19 PCR testing. This amount consisted of write-offs of $5.3 million for all remaining COVID-19 PCR testing inventory recorded to cost of revenue and $0.8 million for all remaining COVID-19 PCR testing laboratory equipment recorded to general and administrative expenses on the Consolidated Statements of Operations for the six months ended June 30, 2021. There were no such amounts for the three months ended June 30, 2021.
Coronavirus Aid, Relief and Economic Security Act
The Federal government passed legislation and the President of the United States signed into law on March 27, 2020, known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On April 10, 2020, the U.S. Department of Health & Human Services announced that Medicare-enrolled providers would receive a portion of a direct deposit disbursement totaling $50 billion. The $50 billion is part of a $100 billion Public Health and Social Service Emergency Fund created by the CARES Act. Payments made under the CARES Act are intended to reimburse healthcare providers for health care related expenses or lost revenues attributable to COVID-19 and are not required to be repaid provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing for COVID-19 patients. In the absence of specific guidance to account for government grants in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company accounts for such grants in accordance with international accounting standards for government grants. Such amounts are recognized when there is reasonable assurance that the Company will (1) comply with the conditions associated with the grant and (2) receive the grant. There was no grant income recognized for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, the Company recognized $7.9 million in grant income related to the CARES Act. CARES Act grant income is classified in other (income) expense, net, on the Consolidated Statements of Operations.
The CARES Act permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due on December 31, 2021 and the remaining 50% due on December 31, 2022. As of June 30, 2021 and December 31, 2020 the total accrued deferred social security taxes, related to the CARES Act was $5.9 million. At both June 30, 2021 and December 31, 2020 this amount was recorded evenly between accrued expenses and other liabilities and other long-term liabilities on the Consolidated Balance Sheets.
Additionally, the CARES Act included an Employee Retention Tax Credit (“ERTC”) provision designed to encourage employers to keep employees on their payroll. The ERTC is a refundable tax credit against certain payroll taxes paid by employers for eligible wages paid between March 13, 2020 and December 31, 2020 that meet the requirements of the ERTC provision. On March 11, 2021, the American Rescue Plan Act was enacted extending the deadline of the ERTC to December 31, 2021 and expanded who is eligible to claim the credit. For the three and six months ended June 30, 2021, the Company

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
recognized $0.3 million and $0.7 million, respectively, under the ERTC which was included in loss from operations on the Consolidated Statements of Operations. There were no such amounts recorded for the six months ended June 30, 2020.

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
The accounting policies of the Company are the same as those set forth in Note 2. Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020, except for Business Combinations, Stock-Based Compensation, Income Taxes and the impact of the adoption of new accounting standards discussed under Recently Adopted Accounting Guidance.
Unaudited Interim Financial Information
Certain information and footnote disclosures normally included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in these accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim unaudited Consolidated Financial Statements included herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.
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
Use of Estimates
The Company prepares its Consolidated Financial Statements in conformity with GAAP. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the Consolidated Financial Statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these Consolidated Financial Statements include, but are not limited to those related to revenues, accounts receivable and related allowances, contingencies, useful lives and recovery of long-term assets and intangible assets, income taxes and valuation allowances, stock-based compensation, business combinations, and impairment analysis of goodwill. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected on the Consolidated Financial Statements prospectively from the date of the change in estimate.
Business Combinations
The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the business combination date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The Company bases the estimated fair value of identifiable intangible assets acquired in a business combination on independent third-party valuations that use information and assumptions provided by its management, which consider estimates of inputs and assumptions that a market participant would use. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, estimated cost savings, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of contingent milestones could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with acquisitions are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in the Company’s operating results from the date of acquisition.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Income Taxes
Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different depreciation and amortization methods and lives for property and equipment and recently acquired intangible assets, recognition of accounts receivable, compensation related expenses, and various other expenses that have been allowed for or accrued for financial statement purposes but are not currently deductible for income tax purposes.
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
A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Cumulative loss in recent years is commonly defined as a three-year cumulative loss position. As of June 30, 2021, the Company’s U.S. ongoing operations were in a three-year cumulative loss position. Management determined that sufficient objectively verifiable positive evidence did not exist to overcome the negative evidence of the Company’s U.S. cumulative loss position. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three and six months ended June 30, 2021 included the unfavorable impact of valuation allowance expected to be established against the Company’s deferred income tax assets expected to be created in 2021 for additional U.S. net operating loss and tax credit carryforwards.
As of June 30, 2021, the Company’s total valuation allowance against U.S. deferred income tax assets is forecasted to be approximately $15.5 million including deferred income tax assets from the acquisitions of Intervention Insights, Inc., d/b/a Trapelo Health, and the U.S. subsidiary of Inivata Limited, a private limited company incorporated in England and Wales. For further details regarding the acquisitions of Trapelo Health and Inivata Limited, please refer to Note 3. Acquisitions. The Company also continued to maintain a full valuation allowance against deferred tax assets in Switzerland, Singapore and China,

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

which increased from $2.6 million as of December 31, 2020 to $3.4 million as of June 30, 2021. No valuation allowance was determined to be required for deferred income tax assets from the acquisition of Inivata Limited, the British entity.
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
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying Consolidated Balance Sheets. At June 30, 2021 and December 31, 2020 the Company had an uncertain tax position related to Federal and State R&D tax credit carryforwards. No interest and penalties have been accrued, as the income tax credits are carried forward to offset income tax liabilities in future years.
Recently Adopted Accounting Guidance
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which updates various codification topics by clarifying disclosure requirements to align with the SEC’s regulations. The Company adopted this pronouncement on January 1, 2021 and the impact of the provisions of this standard on its Consolidated Financial Statements was immaterial.
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
The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective approach, and accordingly the Company recorded an adjustment that reflects the 1.25% Convertible Senior Notes due 2025 as if the embedded conversion feature had not been separated. The impact upon adoption on the Consolidated Balance Sheets included an increase of approximately $27.2 million in convertible senior notes, net, a write-off of approximately $6.6 million in deferred income tax liabilities, establishment of approximately $2 million of valuation allowance against deferred income tax assets, and a decrease of approximately $23.3 million in additional paid-in capital. In addition, upon adoption, there was an adjustment to increase the beginning balance of retained earnings on the Consolidated Balance Sheets for previously recognized interest expense, net of tax effects, of approximately $2.7 million for amortization of debt discount related to the carrying value of the embedded conversion feature upon issuance, as well as a decrease to the beginning balance of retained earnings of approximately $2 million for the establishment of valuation allowance against the Company’s deferred income tax assets. There was no impact to the Company’s earnings per share calculation. For further information regarding the 1.25% Convertible Senior Notes due 2025, please refer to Note 8. Debt.
Accounting Pronouncements Pending Adoption
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) which provides for temporary optional expedients and exceptions to the current guidance on certain contract modifications and hedging relationships to ease the burdens related to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) or other reference rates to alternative reference rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2020-04 is effective beginning on March 12, 2020 and may be applied prospectively to such transactions through December 31, 2022 and ASU 2021-01 is effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to such transactions through December 31, 2022. The Company will evaluate

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. As of June 30, 2021, there was no impact to the Company’s Consolidated Financial Statements related to ASU 2020-04 or ASU 2021-01.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Acquisitions
Trapelo Health
On April 7, 2021 (the “Trapelo Acquisition Date”), the Company completed the acquisition of a 100% ownership interest in Intervention Insights, Inc. d/b/a Trapelo Health (“Trapelo”), an information technology company focused on precision oncology. The purchase price consisted of (i) cash consideration of $35.6 million, which included a net adjustment of $0.6 million for estimated cash on hand of Trapelo and estimated working capital adjustments on the Trapelo Acquisition Date, and (ii) equity consideration of $29.2 million, consisting of 597,712 shares of the Company’s common stock, par value $0.001 per share, valued at $48.81 per share. The Company acquired control of Trapelo on the Trapelo Acquisition Date; therefore, the fair value of the common stock issued as part of consideration was determined on the basis of the closing market price of the Company’s common stock immediately prior to the Trapelo Acquisition Date. The Trapelo acquisition enhances the Company’s ability to provide customers clinical decision support to help answer complex questions related to precision oncology biomarker testing and treatment options as part of the Company’s comprehensive oncology offerings.
The acquisition of Trapelo was determined to be a business combination and has been accounted for using the acquisition method. The purchase price and purchase price allocation are preliminary, are based upon management’s best estimates and assumptions, and are subject to future revision. The following table summarizes the estimated purchase consideration recorded for the acquisition of Trapelo, the estimated fair value of the net assets acquired and liabilities assumed, and the preliminary calculation of goodwill based on the excess of the estimated consideration transferred over the estimated fair value of the net assets acquired and liabilities assumed at the Trapelo Acquisition Date (in thousands, except per share data):

Amount
Purchase consideration:
Shares of common stock issued as consideration	597,712
Per share value of common stock issued as consideration	$48.81
Fair value of common stock at Trapelo Acquisition Date	$29,174
Plus: Cash paid at closing	35,591
Total purchase consideration	$64,765

Allocation of the purchase consideration:
Cash	$713
Other current assets	282
Identifiable intangible asset - marketing assets	549
Identifiable intangible asset - developed technology	19,040
Other long-term assets	268
Total identifiable assets acquired	20,852
Current liabilities	(751)
Net identifiable assets acquired	20,101
Goodwill	44,664
Total purchase consideration	$64,765
Due to the timing of the acquisition, the following are considered preliminary and are subject to change:
•amounts for intangible assets, other long-term assets, other current assets, current liabilities and other working capital adjustments pending finalization of the valuation;
•amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and
•amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.
The Company will finalize these amounts no later than one year from the acquisition date once it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the preliminary amounts disclosed above which may impact the reported results in the period those adjustments are identified.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The identified developed technology and marketing intangible assets are being amortized over ten years and four years, respectively, based on their estimated useful lives. The weighted-average amortization period in total for all classes of intangible assets from the Trapelo acquisition is 9.8 years. The developed technology was valued using the income approach, specifically, the multi-period excess earnings method, which measures the after-tax cash flows attributable to the developed technology. The marketing intangible assets were valued using the income approach, specifically, the relief from royalty method, which measures the cash flow streams attributable to the marketing intangible assets in the form of the avoided royalty payment that would be paid to the owner in return for the rights to use the marketing intangible assets had the intangible assets not been acquired. The values of the identifiable intangible assets represent Level 3 measurements as they were based on unobservable inputs reflecting the Company’s assumptions used in pricing the assets at fair value. These inputs required significant judgments and estimates at the time of the valuation.
The goodwill recognized, all of which is assigned to the Clinical Services segment, was primarily attributable to expected synergies of the combined businesses and the acquisition of an assembled workforce knowledgeable of the healthcare and information technology industries. None of the goodwill resulting from the acquisition of Trapelo is expected to be deductible for income tax purposes.
Acquisition and integration costs related to Trapelo were approximately $1.3 million and $1.5 million for the three and six months ended June 30, 2021, respectively, and are reported as general and administrative expenses in the Company’s Consolidated Statements of Operations. There were no such amounts for the three and six months ended June 30, 2020.
The results of operations of Trapelo are included in the Company’s unaudited Consolidated Financial Statements beginning on the Trapelo Acquisition Date. Revenue and net income (loss) of Trapelo included in the Consolidated Statements of Operations was not material for the three and six months ended June 30, 2021. No pro forma information has been included relating to the Trapelo acquisition, as this acquisition was not deemed to be material to the Company’s revenue or net income (loss) on a pro forma basis for the three and six months ended June 30, 2021 and 2020.
Inivata Limited
On June 18, 2021 (the “Inivata Acquisition Date”), the Company completed the acquisition of the remaining equity interests in Inivata Limited, a private limited company incorporated in England and Wales (“Inivata”). Inivata is a global, commercial stage, liquid biopsy platform company. The acquisition follows a $25 million minority equity investment by the Company in Series C1 Preference Shares (the “Preference Shares” or “previously-held equity interest”) in Inivata in May 2020, at which time the Company also acquired a fixed price option to purchase the remainder of equity interests in Inivata for $390 million (the “Purchase Option”). The Company and Inivata also entered into a line of credit agreement in the amount of $15 million (the “Line of Credit”). For further details regarding the previously-held equity investment in Inivata, the Purchase Option and the Line of Credit, please refer to Note 7. Investment in Non-Consolidated Affiliate. The Inivata acquisition adds liquid biopsy platform technology, including minimal residual disease testing capabilities, to the Company’s comprehensive portfolio of oncology testing solutions.
The purchase price consisted of cash consideration of $398.6 million, which included a net adjustment of $8.6 million for estimated cash on hand of Inivata and other adjustments on the Inivata Acquisition Date, and was funded through cash on hand and a private placement of equity. For further information regarding the private placement of equity, please refer to Note 9. Equity Transactions.
Prior to the acquisition of the remaining equity interests in Inivata, the Company accounted for its previously-held equity interest and the Purchase Option in Inivata as equity securities without a readily determinable fair value. The equity interests were recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Therefore, the Company’s acquisition of control of Inivata on the Inivata Acquisition Date was accounted for as a business combination achieved in stages under the acquisition method. Accordingly, the Company used a discounted cash flow to derive a business enterprise value of Inivata in order to determine the acquisition-date fair value of the Company’s previously-held equity interest and Purchase Option in Inivata. To determine the fair value of the previously-held equity interest, the fair value of Inivata’s total equity was allocated to its various classes of equity based on the respective rights and privileges of each class of stock in liquidation. The business enterprise value and a Black-Scholes model was then used to determine the fair value of the remaining equity acquired through the exercise of the Purchase Option. The Purchase Option was recorded at the fair value at the Inivata Acquisition Date based on its settlement value. This resulted in fair values of $62.9 million in Preference Shares and a $58.5 million Purchase Option, immediately prior to the acquisition. On the Inivata Acquisition date, the $10.3 million outstanding under the Line of Credit extended by the Company to Inivata was effectively settled as part of the acquisition of Inivata at the $15 million principal amount and was recorded as part of the consideration transferred in the acquisition. The Company recorded a gain on investment in and loan receivable from non-consolidated affiliate, net, within the Company’s Consolidated Statements of Operations of $96.5 million and $91.5 million in the three and six months ended June 30, 2021, respectively, for the excess of the acquisition-date fair value of the Company’s previously-held equity interest, Purchase Option, and Line of Credit over their carrying values. For further

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

details regarding the previously-held equity investment and purchase option in Inivata, please refer to Note 7. Investment in Non-Consolidated Affiliate.
The fair value and allocation of the business combination are preliminary, are based upon management’s best estimates and assumptions, and are subject to future revision. The following table summarizes the preliminary calculation of goodwill based on the excess of the estimated fair value of the consideration transferred including the fair value of the Line of Credit, and the estimated fair value of the previously-held equity interest and Purchase Option, over the estimated fair value of the net assets acquired and liabilities assumed at the Inivata Acquisition Date (in thousands):

Amount
Fair value of business combination:
Cash paid at closing	$398,594
Fair value of Line of Credit	15,000
Fair value of consideration transferred	$413,594
Fair value of previously-held equity interest	62,919
Fair value of Purchase Option	58,537
Total fair value of business combination	$535,050

Allocation of the fair value business combination:
Cash	$14,068
Other current assets	5,366
Property and equipment	1,753
Identifiable intangible assets - developed technology	302,982
Identifiable intangible assets - trademarks	31,700
Identifiable intangible asset - trade name	2,322
Other long-term assets	6,240
Total identifiable assets acquired	364,431
Current liabilities	(4,241)
Deferred income tax liabilities	(64,680)
Other long-term liabilities	(4,690)
Net identifiable assets acquired	290,820
Goodwill	244,230
Total fair value of business combination	$535,050

Due to the timing of the acquisition, the following are considered preliminary and are subject to change:
•amounts for intangible assets, property and equipment, other current assets, current liabilities, and other long-term liabilities pending finalization of the valuation;
•amounts for income tax liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction;
•amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed and the reporting unit allocation of the goodwill; and
•the acquisition-date fair value of the Company’s previously-held equity interest, Purchase Option, and the Line of Credit, and the gain on investment in and loan receivable from non-consolidated affiliate.
The Company will finalize these amounts no later than one year from the acquisition date, once it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the preliminary amounts disclosed above which may impact the reported results in the period those adjustments are identified.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The identified developed technology intangible assets and the trademark intangible assets are both being amortized over 15 years, and the trade name intangible asset is being amortized over five years, based on their estimated useful lives. The weighted-average amortization period in total for all classes of intangible assets from the Inivata acquisition is 14.9 years. The developed technology was valued using the income approach, specifically, the multi-period excess earnings method, which measures the after-tax cash flows attributable to the developed technology. The trademarks and trade name assets were valued using the income approach, specifically, the relief from royalty method, which measures the cash flow streams attributable to the trademarks and trade name assets in the form of the avoided royalty payment that would be paid to the owner in return for the rights to use the trademarks and trade name assets had the assets not been acquired. The values of the identifiable intangible assets represent Level 3 measurements as they were based on unobservable inputs reflecting the Company’s assumptions used in pricing the assets at fair value. These inputs required significant judgments and estimates at the time of the valuation.
The goodwill recognized, of which $214.5 million and $29.7 million is assigned to the Clinical Services and Pharma Services segments, respectively, was primarily attributable to expected synergies of the combined businesses and the acquisition of an assembled workforce knowledgeable of liquid biopsy technology for oncology testing. The recording of amortizable intangibles has given rise to a deferred tax liability upon the acquisition of Inivata which increased goodwill by $64.7 million. None of the goodwill resulting from the acquisition of Inivata is expected to be deductible for income tax purposes.
Acquisition and integration costs related to Inivata were approximately $9.7 million and $10.3 million for the three and six months ended June 30, 2021, respectively, and are reported as general and administrative expenses in the Company’s Consolidated Statements of Operations. There were no such amounts for the three and six months ended June 30, 2020.
The results of operations of Inivata are included in the Company’s unaudited Consolidated Financial Statements beginning on the Inivata Acquisition Date. Revenue and net income (loss) of Inivata included in the Consolidated Statements of Operations was not material for the three and six months ended June 30, 2021.
The following unaudited pro forma information (in thousands) has been provided for illustrative purposes only and is not necessarily indicative of results that would have occurred had the acquisition of Inivata occurred on January 1, 2020, nor are they necessarily indicative of future results:

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
Net revenue	$121,707	$87,114	$237,159	$193,318
Net loss	$(23,222)	$(17,842)	$(51,313)	$(54,702)

These unaudited pro forma results represent the combined results of operations of the Company and Inivata, on an unaudited pro forma basis, for the period in which the acquisition of Inivata occurred and the prior reporting period as though the companies had been combined as of the beginning of the earliest period presented. Therefore, the unaudited pro forma consolidated results have been prepared by adjusting the Company’s historical results to include the acquisition of Inivata as if it occurred on January 1, 2020. Acquisition-related transaction costs incurred by the Company of $10.3 million and incurred by Inivata of $11 million are included in net loss as if incurred on January 1, 2020. These unaudited pro forma consolidated historical results exclude, for all periods presented, the gain on investment in and loan receivable from non-consolidated affiliate, net, of $96.5 million and $91.5 million recorded in the three and six months ended June 30, 2021, respectively.
Note 4. Fair Value Measurements
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of June 30, 2021 and December 31, 2020.

	June 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$51,637	$1	$(78)	$51,560
Yankee bonds	3,075	—	(6)	3,069
Agency bonds	17,641	—	(6)	17,635
Municipal bonds	12,515	—	(43)	12,472
Commercial paper	22,658	—	—	22,658
Asset-backed securities	26,493	1	(27)	26,467
Corporate bonds	69,315	—	(226)	69,089
Total	$203,334	$2	$(386)	$202,950

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$21,357	$1	$(18)	$21,340
Commercial paper	14,543	—	—	14,543
Asset-backed securities	14,546	—	(8)	14,538
Corporate bonds	17,144	—	(19)	17,125
Total	$67,590	$1	$(45)	$67,546

The Company had $0.7 million and $0.2 million of accrued interest receivable at June 30, 2021 and December 31, 2020, respectively, included in other current assets on its Consolidated Balance Sheets related to its marketable securities. Realized gains or losses on marketable securities for the three months and six months ended June 30, 2021 were immaterial. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2020.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at June 30, 2021 and December 31, 2020.

	June 30, 2021
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$13,593	$37,967	$—	$51,560
Yankee bonds	—	3,069	—	3,069
Agency bonds	10,587	7,048	—	17,635
Municipal bonds	—	12,472	—	12,472
Commercial paper	22,658	—	—	22,658
Asset-backed securities	—	26,467	—	26,467
Corporate bonds	24,066	45,023	—	69,089
Total	$70,904	$132,046	$—	$202,950

	December 31, 2020
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$6,075	$15,265	$—	$21,340
Commercial paper	14,543	—	—	14,543
Asset-backed securities	560	13,978	—	14,538
Corporate bonds	5,863	11,262	—	17,125
Total	$27,041	$40,505	$—	$67,546

The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of June 30, 2021 and December 31, 2020.

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$263,880	$—	$—	$263,880
Commercial paper	—	17,546	—	17,546
Marketable securities:
U.S. Treasury securities	51,560	—	—	51,560
Yankee bonds	3,069	—	—	3,069
Agency bonds	17,635	—	—	17,635
Municipal bonds	12,472	—	—	12,472
Commercial paper	—	22,658	—	22,658
Asset-backed securities	—	26,467	—	26,467
Corporate bonds	—	69,089	—	69,089
Total	$348,616	$135,760	$—	$484,376

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

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and six months ended June 30, 2021 and June 30, 2020.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, are considered reasonable estimates of their respective fair values at June 30, 2021 and December 31, 2020 due to their short-term nature.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Leases
As of June 30, 2021, the maturities of the Company’s operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (in thousands):

Remaining Lease Payments
Remainder of 2021	$3,671
2022	8,043
2023	7,638
2024	7,885
2025	5,087
Thereafter	37,142
Total remaining lease payments	69,466
Less: imputed interest	(14,200)
Total operating lease liabilities	55,266
Less: current portion	(5,642)
Long-term operating lease liabilities	$49,624
Weighted-average remaining lease term (in years)	10.67
Weighted-average discount rate	4.1%
The following summarizes additional supplemental data related to operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$2,372	$2,172	$4,677	$4,277

	Six Months Ended June 30,
	2021	2020
Right-of-use assets obtained in exchange for operating lease liabilities	$12,125	$24,071
Cash paid for operating leases	$5,042	$3,354

Lease contracts that have been executed but have not yet commenced are excluded from the tables above. As of June 30, 2021 the Company has entered into $33.8 million of contractually binding minimum lease payments for leases executed but not yet commenced. This amount primarily relates to the lease of the laboratory and headquarters facility in Fort Myers, Florida that is expected to commence in the third quarter of 2021. In addition to the minimum lease payments, the Company will pay approximately $25 million relating to the construction of the underlying assets and approximately $17 million in leasehold improvements. These amounts were placed into separate construction disbursement escrow accounts and as of June 30, 2021, $4.1 million was unpaid and remaining in restricted cash on the Consolidated Balance Sheets. Disbursements to the landlord take place from time to time to pay for the costs of the landlord’s work. The disbursements are classified as a prepaid lease asset or leasehold improvements, as appropriate, until the lease commences. Upon lease commencement, the prepaid lease asset will be included in the calculation of the right-of-use asset and the leasehold improvements will be placed in service. Construction of the infrastructure of this facility commenced in the first quarter of 2020. The Company is not expected to control the underlying assets during the construction period and therefore is not considered the owner of the underlying assets for accounting purposes.
Note 6. Goodwill and Intangible Assets
As a result of the acquisition of Trapelo in April 2021, the Company recorded $44.7 million in goodwill, all of which was recorded in the Clinical Services segment. As a result of the acquisition of Inivata in June 2021, the Company recorded $244.2 million in goodwill, of which $214.5 million and $29.7 million is assigned to the Clinical Services and Pharma Services segments, respectively. For further information regarding the Trapelo and Inivata acquisitions, please refer to Note 3. Acquisitions.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2021 (in thousands):

	Clinical Services	Pharma Services	Total
Balance as of December 31, 2020	$179,534	$31,549	$211,083
Trapelo acquisition	44,664	—	44,664
Inivata acquisition	214,563	29,667	244,230
Balance as of June 30, 2021	$438,761	$61,216	$499,977
Intangible assets consisted of the following (in thousands):

		June 30, 2021
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15 years	$143,101	$40,811	$102,290
Developed Technology	10 - 15 years	322,022	1,167	320,855
Marketing Assets	4 years	549	32	517
Trademarks	15 years	31,700	76	31,624
Trade Name	5 years	2,322	17	2,305
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$513,141	$42,103	$471,038

		December 31, 2020
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15 years	$143,101	$35,895	$107,206
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$156,548	$35,895	$120,653

The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarized the amortization expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of intangibles included in cost of revenue	$729	$—	$729	$—
Amortization of intangibles included in general and administrative expenses	3,022	2,467	5,480	4,919
Total amortization of intangibles	$3,751	$2,467	$6,209	$4,919
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of June 30, 2021 is as follows (in thousands):

Remainder of 2021	$17,326
2022	34,650
2023	34,650
2024	34,650
2025	34,549
Thereafter	301,766
Total	$457,591

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Investment in Non-Consolidated Affiliate
On May 22, 2020, the Company formed a strategic alliance with Inivata, and entered into a Strategic Alliance Agreement and Laboratory Services Agreement with Inivata’s laboratory subsidiary in the U.S., Inivata, Inc., whereas Inivata’s laboratory rendered and performed certain laboratory testing which the Company made available to customers. The terms and conditions of the Laboratory Services Agreement were consistent with those that would be negotiated between willing parties on an arm’s length basis. For additional details on amounts paid related to the Laboratory Services Agreement, please refer to Note 15. Related Party Transactions.
In addition to the Laboratory Services Agreement, the Company also entered into an Investment Agreement with Inivata (the “Investment Agreement”), pursuant to which the Company acquired the Preference Shares for $25 million in cash resulting in a minority interest in Inivata’s outstanding equity and an Option Deed which provided the Company with a Purchase Option to purchase Inivata. The Investment Agreement also granted the Company one seat on Inivata’s Board of Directors. On June 18, 2021, the Company completed the acquisition of the remaining equity interests in Inivata. For further details regarding the acquisition of Inivata, please refer to Note 3. Acquisitions.
Prior to the Inivata Acquisition Date, Inivata was determined to be a variable interest entity (“VIE”) and the Company’s investment was under 20% of the total equity outstanding. The Company considered qualitative factors in assessing the primary beneficiary of the VIE which included understanding the purpose and design of the VIE, associated risks that the VIE created, activities that could be directed by the Company, and the expected relative impact of those activities on the economic performance of the VIE. Based on an evaluation of these factors, the Company concluded that it was not the primary beneficiary of Inivata prior to the Inivata Acquisition Date.
Prior to the Inivata Acquisition Date, the power to control the activities that most significantly impacted Inivata’s economic performance was the sole responsibility of Inivata’s management and Board of Directors; however, the Company did have significant influence over Inivata. As the Preference Shares were determined to not be in-substance common stock, and because the Preference Shares and the Purchase Option did not have readily determinable fair values, prior to the Inivata Acquisition Date, the Company elected to measure the Preference Shares and the Purchase Option at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
On May 22, 2020, the initial $25 million cost and $0.6 million of associated transaction costs was allocated between the Preference Shares and the Purchase Option based on the relative fair value of each and was recorded as investment in non-consolidated affiliate on the Consolidated Balance Sheets. The initial relative fair value of the investment in non-consolidated affiliate was comprised of $19.6 million in Preference Shares and a $6 million Purchase Option. The Preference Shares were valued by determining the equity value of Inivata using the Backsolve Method and allocating the value of the Preference Shares using the Option-Pricing Method and the inputs used included the equity value based on the Series C1 capital raised by Inivata, a volatility rate of 84%, a risk-free interest rate of 0.17% and 0% dividend yield. The Purchase Option was valued using the Black-Scholes model with a volatility rate of 84%, a risk-free interest rate of 0.17% and 0% dividend yield.
During the fourth quarter of 2020, an observable transaction of an identical investment in the Preference Shares occurred. This resulted in a remeasurement of the Preference Shares to the value of this observable transaction. The Purchase Option was also remeasured at fair value as a result of this observable transaction. As a result of these remeasurements, at December 31, 2020, the carrying value of the investment in non-consolidated affiliate was $29.6 million, comprised of $25 million in Preference Shares and a $4.6 million Purchase Option. The Company recorded a net unrealized gain of $4 million for these remeasurements for the year ended December 31, 2020 in other expense (income), net on the Consolidated Statements of Operations. At December 31, 2020, the Purchase Option was valued using the Black-Scholes model with a volatility rate of 84%, a risk-free interest rate of 0.17% and 0% dividend yield.
On May 22, 2020, the Company and Inivata also entered into the Line of Credit in the amount of $15 million. In January 2021, the Line of Credit, in its entirety, was drawn by Inivata and recorded as a loan receivable from non-consolidated affiliate on the Consolidated Balance Sheets. Prior to the Inivata Acquisition Date, the Line of Credit contractually matured on December 1, 2025 and the unpaid principal balance was payable on January 1, 2026 and bore interest at 0% per annum. In January 2021, upon the draw of the Line of Credit by Inivata, the Company used an imputed interest rate of 8.33% to present value the Line of Credit. The Company recorded an imputed interest rate discount of $5 million on the loan receivable from non-consolidated affiliate and an additional investment in non-consolidated affiliate of $5 million, resulting in a $10 million present value of the loan receivable from non-consolidated affiliate and increasing the value of the Preference Shares to $30 million. For the three and six months ended June 30, 2021 through the Inivata Acquisition Date, $0.2 million and $0.4 million of interest income was amortized to the loan receivable from non-consolidated affiliate, respectively. The interest income amortization is recorded in interest expense, net, on the Consolidated Statements of Operations.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In the first quarter of 2021, subsequent to Inivata’s draw on the Line of Credit, an observable transaction of an identical investment in Inivata Preference Shares occurred. This resulted in a remeasurement of the Preference Shares to the value of this observable transaction. The Company recorded a net unrealized loss of $5 million for this remeasurement for the three months ended March 31, 2021 in other expense (income), net on the Consolidated Statements of Operations. As of March 31, 2021, the carrying value of the investment in non-consolidated affiliate was $29.6 million, comprised of $25 million in Preference Shares and a $4.6 million Purchase Option.
On the Inivata Acquisition Date, the Company acquired all of the remaining equity interests of Inivata through the exercise of its Purchase Option. The Company’s carrying value of the investment in non-consolidated affiliate was $29.6 million, comprised of $25 million in Preference Shares and a $4.6 million Purchase Option immediately prior to obtaining the remaining ownership of Inivata. The Company’s acquisition of control of Inivata on the Inivata Acquisition Date was accounted for as a business combination achieved in stages under the acquisition method. Accordingly, the Company remeasured its Preference Shares and Purchase Option to their acquisition-date fair values. The Company used a discounted cash flow to derive a business enterprise value of Inivata in order to determine the acquisition-date fair value of the Company’s Preference Shares and the Purchase Option. To determine the fair value of the Preference Shares, the fair value of equity was allocated to the various classes based on the respective rights and privileges of each class of stock in liquidation. The business enterprise value and a Black-Scholes model was then used to determine the fair value of the remaining equity acquired through the exercise of the Purchase Option. The Purchase Option was recorded at fair value at the Inivata Acquisition Date based on its settlement value. This resulted in fair values of $62.9 million in Preference Shares and a $58.5 million Purchase Option, immediately prior to the acquisition, resulting in a gain of $91.8 million in the three and six months ended June 30, 2021. On the Inivata Acquisition Date, the $10.3 million outstanding under the Line of Credit extended by the Company to Inivata was effectively settled as part of the acquisition of Inivata at the $15 million principal amount and was recorded as part of the consideration transferred in the acquisition resulting in a gain of $4.7 million in the three and six months ended June 30, 2021. The Company recorded a total gain on investment in and loan receivable from non-consolidated affiliate, net, within the Company’s Consolidated Statements of Operations of $96.5 million and $91.5 million in the three and six months ended June 30, 2021, respectively, for the excess of the acquisition-date fair value of the Company’s Preference Shares, Purchase Option, and Line of Credit over their carrying values. For further details regarding the acquisition of Inivata, please refer to Note 3. Acquisitions.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Debt
The following table summarizes the long-term debt, net at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
0.25% Convertible Senior Notes due 2028
Principal	$345,000	$—
Unamortized debt discount	(9,688)	—
Unamortized debt issuance costs	(224)	—
Total 0.25% Convertible Senior Notes due 2028	$335,088	$—

1.25% Convertible Senior Notes due 2025
Principal	$201,250	$201,250
Unamortized debt discount	(4,682)	(32,592)
Unamortized debt issuance costs	(579)	(538)
Total 1.25% Convertible Senior Notes due 2025	$195,989	$168,120

Equipment financing obligations	2,361	3,808
Total debt	$533,438	$171,928
Less: Current portion of equipment financing obligations	(1,913)	(2,841)
Total long-term debt, net	$531,525	$169,087

At June 30, 2021, the estimated fair values (Level 2) of the 0.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2025 were $327.5 million and $286.3 million, respectively. There was no such estimated fair value as of December 31, 2020 related to the 0.25% Convertible Senior Notes due 2028. At December 31, 2020, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $320.9 million. At June 30, 2021 and December 31, 2020, the carrying value of the Company’s equipment financing obligations approximated fair value based on the current market conditions for similar instruments.
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
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the 2028 Convertible Notes is 15.1172 shares of common stock per $1,000 in principal amount of 2028 Convertible Notes, equivalent to an initial conversion price of approximately $66.15 per share of common stock. The conversion rate is subject to adjustment as described in the Indenture. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, the Company will pay a

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

make-whole premium by increasing the conversion rate for a holder who elects to convert its 2028 Convertible Notes in connection with such a corporate event in certain circumstances. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $45.17 on June 30, 2021. For the three and six months ended June 30, 2021 the Company included 5,215,434 and 5,042,547 shares, respectively, in diluted weighted average common shares outstanding for the if-converted impact of the 2028 Convertible Notes in the diluted net income (loss) per share calculation as the shares would have a dilutive effect. For further details on the impact of the 2028 Convertible Notes on net income (loss) per share please refer to Note 12. Net Income (Loss) Per Share.
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
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.3 million and $8,400 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2021. The interest expense recognized on the 2028 Convertible Notes includes $0.4 million, $0.7 million and $15,100 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2021. There were no such amounts for the three or six months ended June 30, 2020. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
Capped Call Transactions
In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $29.3 million. As the Capped Call Transactions meet certain accounting criteria, the Capped Call Transactions were classified as equity, are not accounted for as derivatives and were recorded as a reduction of the Company’s additional paid-in capital in the accompanying unaudited Consolidated Financial Statements. The Capped Call Transactions are not part of the terms of the 2028 Convertible Notes and will not affect any holders’ rights under the 2028 Convertible Notes. The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the 2028 Convertible Notes. The number of shares underlying the Capped Call Transactions is 5.2 million.
The cap price of the Capped Call Transactions is initially $85.75 per share of the Company’s common stock, which represents a premium of 75% over the public offering price of the common stock in the 2021 Common Stock Offering, which was $49.00 per share, and is subject to certain adjustments under the terms of the Capped Call Transactions.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2025 Convertible Senior Notes
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
The last reported sales price of the Company’s common stock was not greater than or equal to 130% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2021. The last reported sales price of the Company’s common stock was greater than or equal to 130% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended December 31, 2020. Based on the terms of the 2025 Convertible Notes, the holders could have converted all or a portion of their 2025 Convertible Notes in the first quarter of 2021. When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As the Company is not required to settle the 2025 Convertible Notes in cash, the 2025 Convertible Notes are classified as long-term debt as of June 30, 2021 and December 31, 2020. As of June 30, 2021 the Company had not received any conversion notices.
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the 2025 Convertible Notes is 27.5198 shares of common stock per $1,000 in principal amounts of 2025 Convertible Notes, equivalent to an initial conversion price of approximately $36.34 per share of common stock. The conversion rate is subject to adjustment as described in the Indenture. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, the Company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2025 Convertible Notes in connection with such a corporate event in certain circumstances. The value of the 2025 Convertible Notes, if-converted, exceeds the principal amount by $48.9 million based on a closing stock price of $45.17 on June 30, 2021. For the three and six months ended June 30, 2021 the Company included 5,538,360 shares in diluted weighted average common shares outstanding for the if-converted impact of the 2025 Convertible Notes in the diluted net income (loss) per share calculation as the shares would have a dilutive effect. For the three and six months ended June 30, 2020 the Company excluded 3,773,388 and 1,886,694 shares, respectively, in diluted weighted average common shares outstanding for the if-converted impact of the 2025 Convertible Notes in the diluted net income (loss) per share calculation as the shares would have an anti-dilutive effect. For further details on the impact of the 2025 Convertible Notes on net income (loss) per share please refer to Note 12. Net Income (Loss) Per Share.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The interest expense recognized on the 2025 Convertible Notes includes $0.7 million, $0.3 million and $0.03 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2021. The interest expense recognized on the 2025 Convertible Notes includes $1.3 million, $0.6 million and $0.07 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2021. The interest expense recognized on the 2025 Convertible Notes included $0.4 million, $0.9 million and $19,100 for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively, for both the three and six months ended June 30, 2020. The effective interest rate on the 2025 Convertible Notes is 1.96%, which includes the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
Equipment Financing Obligations
The Company has entered into loans with various banks to finance the purchase of laboratory equipment, office equipment and leasehold improvements. These loans mature at various dates through 2023 and the weighted average interest rate under such loans was approximately 5.07% as of June 30, 2021 and 4.91% as of December 31, 2020.
Maturities of Long-Term Debt
Maturities of long-term debt as of June 30, 2021 are summarized as follows (in thousands):

	0.25% Convertible Senior Notes	1.25% Convertible Senior Notes	Equipment Financing Obligations	Total Debt
Remainder of 2021	$—	$—	$1,086	$1,086
2022	—	—	1,196	1,196
2023	—	—	77	77
2024	—	—	2	2
2025	—	201,250	—	201,250
2026	—	—	—	—
Thereafter	345,000	—	—	345,000
Total Debt	$345,000	$201,250	$2,361	$548,611
Less: Current portion of long-term debt	—	—	(1,913)	(1,913)
Less: Unamortized debt discount	(9,688)	(4,682)	—	(14,370)
Less: Unamortized debt issuance costs	(224)	(579)	—	(803)
Long-term debt, net	$335,088	$195,989	$448	$531,525

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Equity Transactions
Private Placement Transaction
On June 18, 2021, the Company completed a private placement (“Private Placement”) to certain accredited investors of an aggregate of 4,444,445 shares of the Company’s common stock at a price of $45.00 per share. The net proceeds to the Company from the Private Placement were approximately $189.9 million, after deducting fees to the placement agents and other offering expenses of approximately $10.1 million.
Common Stock Issued for Acquisition
As discussed in Note 3. Acquisitions, the Company issued 597,712 shares of common stock as consideration for the acquisition of Trapelo in April 2021.
Underwritten Public Equity Offerings
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Stock-Based Compensation
The Company recorded approximately $4.5 million and $2.6 million in stock-based compensation expense for the three months ended June 30, 2021 and 2020, respectively, and approximately $7.2 million and $4.8 million in stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively. A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2020	3,785,941	$15.21
Options granted	757,197	$49.04
Less:
Options exercised	612,307	$10.89
Options forfeited	200,148	$30.86
Options outstanding at June 30, 2021	3,730,683	$21.94
Exercisable at June 30, 2021	2,054,032	$11.75
The fair value of each stock option award granted during the six months ended June 30, 2021 was estimated as of the grant date using a Black-Scholes model with the following weighted average assumptions:

Six Months Ended June 30, 2021
Expected term (in years)	4.0 - 5.5
Risk-free interest rate (%)	0.7%
Expected volatility (%)	39% - 49%
Dividend yield (%)	—
Weighted average fair value/share at grant date	$18.53

As of June 30, 2021, there was approximately $15 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 2.2 years.

A summary of the restricted stock activity under the Company’s plans for the six months ended June 30, 2021 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	291,891	$23.82
Granted	273,327	$49.33
Vested	(93,934)	$24.69
Forfeited	(28,318)	$34.55
Nonvested at June 30, 2021	442,966	$38.69

As of June 30, 2021, there was approximately $12.1 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.9 years.
Employee Stock Purchase Plan (“ESPP”)
The Company offers an ESPP through which eligible employees may purchase shares of the Company’s common stock at a discount of 15% of the fair market value of the Company’s common stock.
During the three months ended June 30, 2021 and 2020, employees purchased 31,839 and 41,058 shares, respectively, under the ESPP. The expense recorded for these periods was approximately $0.3 million and $0.2 million, respectively. During the six months ended June 30, 2021 and 2020, employees purchased 55,756 and 75,388 shares, respectively, under the ESPP. The expense recorded for these periods was approximately $0.5 million and $0.4 million, respectively.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11. Revenue Recognition
The Company has two operating segments for which it recognizes revenue; Clinical Services and Pharma Services. The Clinical Services segment provides various clinical testing services to community-based pathology practices, oncology practices, hospital pathology labs, reference labs, and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and patients. Due to the broad roll-out of the COVID-19 vaccine and a sharp decline in COVID-19 PCR testing demand, the Company made the decision at the end of the first quarter of 2021 to exit from COVID-19 PCR testing which was part of Clinical Services segment revenues. The Pharma Services segment supports pharmaceutical firms in their drug development programs by providing testing services and data analytics for clinical trials and research.
Clinical Services Revenue
The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent. The performance obligation is satisfied and revenues are recognized once the diagnostic services have been performed and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including client direct billing, commercial insurance, Medicare and other government payers, and patients. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience and other anticipated adjustments, including anticipated payer denials. Collection of consideration the Company expects to receive typically occurs within 30 to 90 days of billing for commercial insurance, Medicare and other governmental and self-pay payers and within 60 to 90 days of billing for client payers.
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
The Company also enters into other contracts, such as validation studies and informatics. Revenue for validation studies for which the sole deliverable may be a final report that is sent to sponsors at the completion of contracted activities, is recognized at a point in time upon delivery of the final report to the sponsor. Informatics is the sale of de-identified data for which deliverables typically consist of retrospective records, prospective deliveries of data or clinical decision support. Informatics revenue is recognized upon delivery of retrospective data, over time for prospective data feeds and clinical decision support. Any contracts that contain multiple performance obligations and include both units-of-service and point in time deliverables are accounted for as separate performance obligations and revenue is recognized as previously disclosed. The Company negotiates billing schedules and payment terms on a contract-by-contract basis. While the contract terms generally provide for payments based on a unit-of-service arrangement, the billing schedules, payment terms and related cash payments may not align with the performance of services and, as such, may not correspond to revenue recognized in any given period.
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
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2021	December 31, 2020
Current pharma contract assets (1)	$1,842	$1,643
Long-term pharma contract assets (2)	325	290
Total pharma contract assets	$2,167	$1,933

Current pharma capitalized commissions (1)	$128	$185
Long-term pharma capitalized commissions (2)	940	970
Total pharma capitalized commissions	$1,068	$1,155

Current pharma contract liabilities	$4,497	$4,029
Long-term pharma contract liabilities (3)	794	712
Total pharma contract liabilities	$5,291	$4,741
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
Pharma contract assets increased $0.2 million, or 12%, from December 31, 2020 to June 30, 2021. Pharma contract liabilities increased $0.6 million, or 12%, during the same period, while there was an 8% decrease in capitalized commissions. Revenue recognized for the three and six months ended June 30, 2021 related to Pharma contract liability balances outstanding at the beginning of the period was $1.1 million and $3.8 million, respectively. Revenue recognized for the three and six months ended June 30, 2020 related to Pharma contract liability balances outstanding at the beginning of the period was $0.4 million and $1.6 million, respectively. Amortization of capitalized commissions for the three and six months ended June 30, 2021 was $0.5 million and $0.7 million, respectively. Amortization of capitalized commissions for the three and six months ended June 30, 2020 was $0.1 million and $0.3 million, respectively.
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
The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Clinical Services:
Client direct billing	$63,137	$45,244	$123,846	$99,535
Commercial Insurance	20,528	15,148	39,102	37,142
Medicare and Medicaid	17,484	13,541	34,634	30,024
Self-Pay	256	(49)	310	165
Total Clinical Services	$101,405	$73,884	$197,892	$166,866
Pharma Services:	20,319	13,093	39,365	26,141
Total Revenue	$121,724	$86,977	$237,257	$193,007

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
The following table shows the calculations (in thousands, except net income (loss) per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjustment to net income (loss) for convertible notes in diluted EPS (1)
NET INCOME (LOSS)	$75,873	$(6,824)	$53,759	$(13,802)
Convertible note accretion, amortization, and interest, net of tax	1,552	—	2,997	—
NET INCOME (LOSS) USED IN DILUTED EPS	77,425	(6,824)	56,756	(13,802)

Basic weighted average shares outstanding	118,287	107,887	117,249	106,209
Dilutive effect of stock options	2,027	—	2,221	—
Dilutive effect of restricted stock awards	170	—	196	—
Dilutive effect of Convertible Notes due 2025	5,538	—	5,538	—
Dilutive effect of Convertible Notes due 2028	5,215	—	5,043	—
Diluted weighted average shares outstanding	131,237	107,887	130,247	106,209

Basic net income (loss) per share	$0.64	$(0.06)	$0.46	$(0.13)
Diluted net income (loss) per share	$0.59	$(0.06)	$0.44	$(0.13)

(1) This adjustment compensates for the effects of the if-converted impact of convertible notes in adjusted net income. Since an entity using the if-converted method assumes that a convertible debt instrument was converted into common shares at the beginning of the reporting period, net income (loss) is adjusted to reverse any recognized interest expense (including any amortization of discounts).

The following potential dilutive shares were excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	—	2,871	—	2,944
Restricted stock awards	—	281	—	237
2025 Convertible Notes	—	3,773	—	1,887
2028 Convertible Notes	—	—	—	—

The potential effect of the Capped Call Transactions entered into concurrently with the 2028 Convertible Notes were excluded from the calculation of diluted net income (loss) per share in the three and six ended June 30, 2021 as the Company’s closing price on June 30, 2021 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net income (loss) per share as they are anti-dilutive.
For further details on the Capped Call Transactions, please refer to Note 8. Debt.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13. Defined Contribution Plans
The Company maintains a defined-contribution 401(k) retirement plan covering substantially all U.S. based employees (as defined). The Company's employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. Effective January 1, 2017 the Company matches 100% of every dollar contributed up to 3% of the respective employee’s compensation and an additional 50% of every dollar contributed on the next 2% of compensation (4% maximum Company match). Matching contributions were approximately $1.5 million and $3.1 million for the three and six months ended June 30, 2021, respectively, and $1.2 million and $2.6 million for the corresponding periods ended June 30, 2020, respectively, and are recorded in cost of revenue and operating expenses.
As of the Inivata Acquisition Date, the Company operates a number of country-specific defined contribution pension plans for its employees and pays matching contributions into a separate entity through Inivata Limited, a wholly-owned subsidiary of the Company. Employer contributions are made in accordance with the terms and conditions of the respective country benefit plan. Employees may contribute additionally in accordance with the prevailing statutory limitations. Once the contributions have been paid, the Company has no further payment obligations. The assets of the plan are held separately from the Company and Inivata Limited in independently administered funds. The contributions are recognized as an expense in the Consolidated Statements of Operations when they are due. Amounts not paid are accrued as a short term liability in the Consolidated Balance Sheets. Such amounts for the period beginning on the Inivata Acquisition date through June 30, 2021 were immaterial.

Note 14. Commitments and Contingencies
On January 20, 2021, Natera, Inc. filed a patent infringement complaint against the Company’s newly-acquired subsidiary Inivata Limited and its subsidiary Inivata, Inc. in United States District Court for the district of Delaware, alleging Inivata’s InVisionFirst-Lung cancer diagnostic test of infringing two patents. The litigation is presently in the pleadings stage. The Company intends to defend this matter vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail. At the time of filing, the outcome of this matter is not estimable or probable.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 15. Related Party Transactions
On May 22, 2020, the Company formed a strategic alliance with Inivata and entered into a Strategic Alliance Agreement and Laboratory Services Agreement whereas Inivata, prior to the Inivata Acquisition Date, would render and perform certain laboratory testing which the Company made available to customers. In connection with this agreement, Inivata provided $0.4 million and $0.8 million of testing services to the Company recorded in cost of revenue in the Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively, through the Inivata Acquisition Date. Such services provided for the three and six months ended June 30, 2020 were immaterial.
On May 22, 2020, the Company and Inivata also entered into a Line of Credit in the amount of $15 million. The Company and Inivata settled the Line of Credit after the Inivata Acquisition Date and no amounts were outstanding as of June 30, 2021. For further details on the Line of Credit, please refer to Note 7. Investment in Non-Consolidated Affiliate.
On June 18, 2021, the Company completed its acquisition of all remaining equity interest in Inivata by exercising its Purchase Option. Beginning June 18, 2021, Inivata is a wholly-owned consolidated subsidiary of the Company. As of the Inivata Acquisition Date, Inivata’s financial statement activity is being consolidated within the Company’s unaudited Consolidated Financial Statements. For further details on the acquisition of Inivata, please refer to Note 3. Acquisitions.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 16. Segment Information
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
The following table summarizes the segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
Clinical Services	$101,405	$73,884	$197,892	$166,866
Pharma Services	20,319	13,093	39,365	26,141
Total revenue	121,724	86,977	237,257	193,007

Cost of revenue:
Clinical Services(1)	57,233	48,757	118,798	97,680
Pharma Services	11,501	10,214	23,895	20,952
Total cost of revenue	68,734	58,971	142,693	118,632

Gross Profit:
Clinical Services	44,172	25,127	79,094	69,186
Pharma Services	8,818	2,879	15,470	5,189
Total gross profit	52,990	28,006	94,564	74,375

Operating expenses:
General and administrative	54,638	34,613	95,114	70,957
Research and development	3,495	2,105	5,951	4,165
Sales and marketing	17,224	10,195	30,973	23,453
Total operating expenses	75,357	46,913	132,038	98,575
Loss from operations	(22,367)	(18,907)	(37,474)	(24,200)
Interest expense, net	902	1,548	2,079	2,367
Other income, net	(171)	(7,405)	(341)	(7,628)
Gain on investment in and loan receivable from non-consolidated affiliate, net	(96,534)	—	(91,510)	—
Loss on extinguishment of debt	—	1,400	—	1,400
Loss on termination of cash flow hedge	—	3,506	—	3,506
Income (loss) before taxes	73,436	(17,956)	52,298	(23,845)
Income tax benefit	(2,437)	(11,132)	(1,461)	(10,043)
Net income (loss)	$75,873	$(6,824)	$53,759	$(13,802)

(1) Clinical cost of revenue for the three months ended June 30, 2021 includes $0.7 million amortization of acquired intangible assets. Clinical cost of revenue for the six months ended June 30, 2021 includes $0.7 million amortization of acquired intangible assets and write-offs of $5.3 million for COVID-19 PCR testing inventory.

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
COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and the disease has since spread across the world, including the United States. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially adversely affecting the Company’s employees, patients, communities and business operations, as well as the United States (“U.S.”) economy and financial markets. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including related variants, and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition and cash flows may continue to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.
The impact from the COVID-19 pandemic and the related disruptions have had a material adverse impact on our results of operations, volume growth rates and test volumes in 2020 and the first half of 2021. Demand may fluctuate depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business disruption, reduced revenues and number of tests, any of which could materially affect our business, financial condition, and results of operations.
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
Overview
We operate a network of cancer-focused testing laboratories in the United States, Europe and Asia. Our mission is to improve patient care through exceptional cancer-focused testing services. Our vision is to be the world’s leading cancer testing and information company by delivering uncompromising quality, exceptional service and innovative solutions.
As of June 30, 2021, the Company has laboratory locations in Fort Myers and Tampa, Florida; Aliso Viejo, Carlsbad, and San Diego, California; Research Triangle Park, North Carolina; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; Cambridge, United Kingdom; Rolle, Switzerland; and Singapore. We currently offer the following types of testing services:
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
We will continue to grow a culture of quality through our leadership, coaching and employee training initiatives. We aim to empower our employees to deliver high-quality results in their respective function. We will implement initiatives to measure and improve turnaround times while maintaining a culture of quality, which we expect will continue to meet or exceed our customers’ expectations.
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
World-class Medical and Scientific Team
Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology. As of June 30, 2021, we employed or contracted with approximately 120 M.D.s and Ph.Ds. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories. Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases. For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to Pharmaceutical companies.
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
Results of Operations for the Three and Six Months Ended June 30, 2021 as Compared to the Three and Six Months Ended June 30, 2020
The following table presents the Consolidated Statements of Operations as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	56.5%	67.8%	60.1%	61.5%
Gross Profit	43.5%	32.2%	39.9%	38.5%
Operating expenses:
General and administrative	44.9%	39.8%	40.1%	36.7%
Research and development	2.9%	2.4%	2.5%	2.2%
Sales and marketing	14.2%	11.7%	13.1%	12.2%
Total operating expenses	62.0%	53.9%	55.7%	51.1%
Loss from operations	(18.5)%	(21.7)%	(15.8)%	(12.6)%
Interest expense, net	0.7%	1.8%	0.9%	1.2%
Other income, net	(0.1)%	(8.5)%	(0.1)%	(4.0)%
Gain on investment in and loan receivable from non-consolidated affiliate, net	(79.3)%	—%	(38.6)%	—%
Loss on extinguishment of debt	—%	1.6%	—%	0.7%
Loss on termination of cash flow hedge	—%	4.0%	—%	1.8%
Income (loss) before taxes	60.2%	(20.6)%	22.0%	(12.3)%
Income tax benefit	(2.0)%	(12.8)%	(0.6)%	(5.2)%
Net income (loss)	62.2%	(7.8)%	22.6%	(7.1)%

Clinical and Pharma Services net revenues for the periods presented are as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net revenue:
Clinical Services	$101,405	$73,884	$27,521	37.2%	$197,892	$166,866	$31,026	18.6%
Pharma Services	20,319	13,093	7,226	55.2%	39,365	26,141	13,224	50.6%
Total revenue	$121,724	$86,977	$34,747	39.9%	$237,257	$193,007	$44,250	22.9%
Revenue
Consolidated revenues increased $34.7 million, or 39.9%, year-over-year. Clinical Services revenue for the three and six months ended June 30, 2021 increased $27.5 million and $31 million, respectively, when compared to the same periods in 2020. Clinical testing volume(1) increased by approximately 37.3% and 19.1% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. These increases in revenue and testing volume were primarily driven by increased patient access to testing as recovery from the COVID-19 pandemic continued.
Due to the broad roll-out of the COVID-19 vaccine and a sharp decline in the demand for COVID-19 PCR testing, we made the decision at the end of the first quarter 2021 to exit from COVID-19 PCR testing which was included in Clinical Services segment revenue. The Clinical division’s continued focus is its broad and innovative testing menu as well as any future new product offerings.
Pharma Services revenue for the three and six months ended June 30, 2021 increased $7.2 million and $13.2 million, respectively, compared to the same periods in 2020. In addition, our backlog of signed contracts has continued to grow from

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$208.9 million as of December 31, 2020 to $238.1 million as of June 30, 2021. We expect this backlog to result in higher revenues in future quarters.
The following table shows Clinical revenue, cost of revenue, requisitions received and tests performed for the three and six months ended June 30, 2021 and 2020, excluding requisitions, tests, revenue and costs of revenue for Pharma Services and COVID-19 PCR tests. Testing revenue and cost of revenue are presented in thousands below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Clinical(1):
Requisitions (cases) received	163,128	114,413	42.6%	314,273	258,732	21.5%
Number of tests performed	281,335	204,844	37.3%	542,276	455,220	19.1%
Average number of tests/requisitions	1.72	1.79	(3.9)%	1.73	1.76	(1.7)%

Clinical testing revenue	$101,405	$71,921	41.0%	$196,335	$164,903	19.1%
Average revenue/requisition	$622	$629	(1.1)%	$625	$637	(1.9)%
Average revenue/test	$360	$351	2.6%	$362	$362	—%

Cost of revenue	$56,504	$47,320	19.4%	$110,135	$96,244	14.4%
Average cost/requisition	$346	$414	(16.4)%	$350	$372	(5.9)%
Average cost/test	$201	$231	(13.0)%	$203	$211	(3.8)%
(1) Clinical tests exclude requisitions, tests, revenue and costs of revenue for Pharma Services, COVID-19 PCR tests. Cost of revenue excludes the amortization for acquired intangible assets.
Average revenue per test increased 2.6% for the three months ended June 30, 2021 and was flat for the six months ended June 30, 2021 compared to the corresponding periods in 2020.
Cost of Revenue and Gross Profit
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.
Average cost per clinical test decreased 13.0% and 3.8% for the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020, reflecting an increase in volume due to the overall recovery from the COVID-19 pandemic and the fixed nature of many of our laboratory costs. In 2020, we did not reduce our workforce due to temporary declines in volume related to the COVID-19 pandemic.
The consolidated cost of revenue and gross profit metrics are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2021	2020	% Change	2021	2020	% Change
Cost of revenue:
Clinical Services(2)	$57,233	$48,757	17.4%	$118,798	$97,680	21.6%
Pharma Services	11,501	10,214	12.6%	23,895	20,952	14.0%
Total cost of revenue	$68,734	$58,971	16.6%	$142,693	$118,632	20.3%
Cost of revenue as a % of revenue	56.5%	67.8%		60.1%	61.5%

Gross profit:
Clinical Services	$44,172	$25,127	75.8%	$79,094	$69,186	14.3%
Pharma Services	8,818	2,879	206.3%	15,470	5,189	198.1%
Total gross profit	$52,990	$28,006	89.2%	$94,564	$74,375	27.1%
Gross profit margin	43.5%	32.2%		39.9%	38.5%
(2) Clinical cost of revenue for the three months ended June 30, 2021 includes $0.7 million amortization of acquired intangible assets. Clinical cost of revenue for the six months ended June 30, 2021 includes $0.7 million amortization of acquired

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

intangible assets and write-offs of $5.3 million for COVID-19 PCR testing inventory.
Consolidated cost of revenue increased for the three and six months ended June 30, 2021 when compared to the same periods in 2020 due to increases in supplies expense due to higher volume, write-offs related to our exit from COVID-19 PCR testing, and payroll related costs. Gross profit margin improvement for the three and six months ended June 30, 2021, compared to the same periods in 2020 were the result of the combined effect of higher testing volume and recovery from the COVID-19 pandemic in both segments.
General and Administrative Expenses
General and administrative expenses consist of payroll and payroll related costs for our executive, billing, finance, human resources, information technology and other administrative personnel as well as stock-based compensation. We also allocate professional services, facilities expense, IT infrastructure costs, depreciation, amortization and other administrative-related costs to general and administrative expenses.
Consolidated general and administrative expenses are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
General and administrative	$54,638	$34,613	$20,025	57.9%	$95,114	$70,957	$24,157	34.0%
As a % of revenue	44.9%	39.8%			40.1%	36.7%

General and administrative expenses increased $20 million and $24.2 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. These increases reflect acquisition and integration costs of approximately $11 million and $11.8 million for the three and six months ended June 30, 2021, respectively, related to the acquisitions of Inivata and Trapelo, as well as higher payroll and payroll related costs due to increases in personnel to support our near and long-term growth.
We expect our general and administrative expenses to increase in total but decrease as a percentage of revenue over time as we add employee and compensation expenses, incur additional expenses associated with the expansion of our facilities, and continue to expand our physical and technological infrastructure to support our anticipated growth.
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, including payroll and payroll related costs, maintenance of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$3,495	$2,105	$1,390	66.0%	$5,951	$4,165	$1,786	42.9%
As a % of revenue	2.9%	2.4%			2.5%	2.2%

Research and development expenses increased $1.4 million and $1.8 million for the three and six months ended June 30, 2021 when compared to the same periods in 2020. These increases were driven by investments in new test development, particularly in our next-generation sequencing and FDA initiatives.
We anticipate research and development expenditures will significantly increase in future quarters as we continue to invest in development costs for innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants and marketing and customer service personnel.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Sales and marketing	$17,224	$10,195	$7,029	68.9%	$30,973	$23,453	$7,520	32.1%
As a % of revenue	14.2%	11.7%			13.1%	12.2%

Sales and marketing expenses increased $7 million and $7.5 million for the three and six months ended June 30, 2021 when compared to the same periods in 2020. This increase primarily reflects higher commissions due to our increase in revenues, the expansion of our sales team and continued investment in marketing. We expect higher commissions expense in the coming quarters as our sales representatives continue generating new business in both of our business segments. We expect our sales and marketing expenses over the long term to align with changes in revenue.
Interest Expense, net
Net interest expense decreased $0.6 million and $0.3 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. Interest expense reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually. For further details regarding the convertible notes, please refer to Note 8. Debt, in the accompanying notes to the unaudited Consolidated Financial Statements.
Income (Loss) Per Share
The following table provides consolidated net income (loss) for each period along with the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except net income (loss) per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjustment to net income (loss) for convertible notes in diluted EPS(3)
Net income (loss)	$75,873	$(6,824)	$53,759	$(13,802)
Convertible note accretion, amortization, and interest, net of tax	1,552	—	2,997	—
Net income (loss) used in diluted EPS	$77,425	$(6,824)	$56,756	$(13,802)

Basic weighted average shares outstanding	118,287	107,887	117,249	106,209
Diluted weighted average shares outstanding	131,237	107,887	130,247	106,209

Basic net income (loss) per share	$0.64	$(0.06)	$0.46	$(0.13)
Diluted net income (loss) per share	$0.59	$(0.06)	$0.44	$(0.13)

(3) This adjustment compensates for the effects of the if-converted impact of convertible notes in adjusted net income. Since an entity using the if-converted method assumes that a convertible debt instrument was converted into common shares at the beginning of the reporting period, net income (loss) is adjusted to reverse any recognized interest expense (including any amortization of discounts).

Non-GAAP Measures

Use of Non-GAAP Financial Measures
The financial results and financial guidance are provided in accordance with GAAP and using certain non-GAAP financial measures. Management believes that the presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors and facilitates the analysis of the core operating results and comparison of core operating results across reporting periods. Management also uses non-GAAP financial measures for financial and operational decision making, planning and forecasting purposes and to manage the business. Management believes that these non-GAAP financial measures enable investors to evaluate the operating results and future prospects in the same manner as management. The non-GAAP financial measures do not replace the presentation of GAAP financial results and should only be used as a supplement to, and not as a substitute for, the financial results presented in accordance with GAAP. There are limitations inherent in non-

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GAAP financial measures because they exclude charges and credits that are required to be included in a GAAP presentation, and do not present the full measure of the recorded costs against its net revenue. In addition, the definition of the non-GAAP financial measures below may differ from non-GAAP measures used by other companies.

Definitions of Non-GAAP Measures

Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net income (loss) from continuing operations before: (i) interest expense, net, (ii) tax benefit, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation expense, and, if applicable in a reporting period, (v) acquisition and integration related expenses, (vi) write-off of COVID-19 PCR testing inventory and equipment, (vii) new headquarters moving expenses, (viii) gain on investment in and loan receivable from non-consolidated affiliate, net, and (ix) other significant non-recurring or non-operating expenses (income), net.
The following is a reconciliation of GAAP net income (loss) to Non-GAAP EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss) (GAAP)	$75,873	$(6,824)	$53,759	$(13,802)
Adjustments to net income (loss):
Interest expense, net	902	1,548	2,079	2,367
Income tax benefit	(2,437)	(11,132)	(1,461)	(10,043)
Amortization of intangibles	3,751	2,467	6,209	4,919
Depreciation	6,949	5,937	13,629	12,177
EBITDA (non-GAAP)	$85,038	$(8,004)	$74,215	$(4,382)
Further adjustments to EBITDA:
Acquisition and integration related expenses	10,998	110	11,812	1,406
Write-off of COVID-19 PCR testing inventory and equipment	—	—	6,061	—
New headquarters moving expenses	368	—	368	—
Non-cash stock-based compensation expense	4,506	2,635	7,159	4,821
Gain on investment in and loan receivable from non-consolidated affiliate, net	(96,534)	—	(91,510)	—
Other significant non-recurring expenses (income), net (1)	174	(1,965)	631	(1,996)
Adjusted EBITDA (non-GAAP)	$4,550	$(7,224)	$8,736	$(151)

(1) Other significant non-recurring expenses (income), net, includes CEO transition costs, reimbursements received related to the CARES Act, cash flow hedge termination fees, debt retirement fees, and other non-recurring items.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the six months ended June 30, 2021 and 2020 as well balances of cash and cash equivalents and working capital:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$820	$(5,051)
Investing activities	(608,098)	(59,871)
Financing activities	729,545	223,217
Net change in cash, cash equivalents and restricted cash	122,267	158,295
Cash, cash equivalents and restricted cash, beginning of period	$250,632	$173,016
Cash, cash equivalents and restricted cash, end of period	$372,899	$331,311
Working Capital (1), end of period	$622,664	$357,300
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
During the six months ended June 30, 2021, cash provided by operating activities was $0.8 million, consisting of net income of $53.8 million less adjustments to the net income of $53.0 million. Included in net income was $11.8 million of acquisition and integration costs. Included in the adjustments to the net income was $91.5 million of realized net gain on investment in and loan receivable from non-consolidated affiliate and $6.1 million of write-offs of COVID-19 PCR testing inventory and equipment related to the exit from COVID-19 PCR testing. The cash flow impact of net changes in operating assets and liabilities did not impact income from operations. The change in operating assets and liabilities was primarily driven by an increase in amounts funded for the development of our new headquarters and other prepaid assets offset by a decrease in inventory due to COVID-19 PCR testing inventory write-offs in the first quarter of 2021, an increase in accrued payroll liabilities due to increases in personnel, and an increase in accounts receivable, net, due to timing of cash receipts.
Cash Flows from Investing Activities
During the six months ended June 30, 2021, cash used in investing activities was $608.1 million, an increase of approximately $548.2 million compared to the same period in 2020. This was due to $419.4 million of net cash used for the acquisitions of Inivata and Trapelo as well as an increase of net investments in marketable securities of $136.5 million, $37.2 million of cash used for capital expenditures and the disbursement of a $15 million loan receivable from non-consolidated affiliate.
Cash Flows from Financing Activities
During the six months ended June 30, 2021, cash provided by financing activities was $729.5 million compared to $223.2 million in the same period in 2020. Cash provided by financing activities during the six months ended June 30, 2021 consisted of $418.3 million of net proceeds from equity offerings, convertible debt proceeds of $334.4 million, net of issuance costs and $8.0 million for the net issuance of common stock. This activity was offset by the use of cash in the amounts of $29.3 million for premiums paid for capped call confirmations and $1.9 million for the net repayment of equipment financing obligations.
Liquidity Outlook
We had $368.8 million in unrestricted cash and cash equivalents as of June 30, 2021 in addition to $203 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities and cash collections are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital and capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
On January 6, 2021, we entered into an underwriting agreement relating to the issuance and sale of 4,081,632 shares of our common stock (the “2021 Common Stock Offering”), $0.001 par value per share. The price to the public in this offering was $49.00 per share and we agreed to sell the shares to the Underwriters at the public offering price, less underwriting discounts and commission of $2.45 per share. Under the terms of the underwriting agreement, we also granted the Underwriters a 30-day option to purchase up to 612,244 additional shares of common stock at the public offering price, less underwriting discounts and commissions. On January 6, 2021, the Underwriters exercised their option and purchased all 612,244 shares. The net proceeds from the 2021 Common Stock Offering and full exercise of the Underwriters’ option were approximately $218.3 million, net of underwriting commissions of approximately $11.7 million.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 11, 2021, we completed the sale of $345 million of 0.25% Convertible Senior Notes due January 2028 (the “2028 Convertible Notes”), including the full exercise of the underwriters’ option to purchase an additional $45 million aggregate principal amount of the 2028 Convertible Notes (the “2028 Over-allotment Option”) on the same terms and conditions, solely to cover over-allotments with respect to the 2028 Convertible Notes offering. The total net proceeds from the issuance of the 2028 Convertible Notes and the total exercise of the 2028 Over-allotment Option was approximately $334.4 million, which includes approximately $10.6 million of discounts, commissions and offering expenses paid by the Company. For further details regarding the 2028 Convertible Notes, please refer to Note 8. Debt, in the accompanying notes to the unaudited Consolidated Financial Statements.
We used $29.3 million of the net proceeds from the offerings to enter into capped call transactions. We intend to use the remaining net proceeds from the offerings for general corporate purposes and/or to acquire or invest in complementary businesses and technologies.
On June 18, 2021, we completed a private placement (“Private Placement”) to certain accredited investors of an aggregate of 4,444,445 shares of our common stock at a price of $45.00 per share. The net proceeds from the Private Placement were approximately $189.9 million, after deducting fees to the placement agents and other offering expenses of approximately $10.1 million. We used the net proceeds from the Private Placement for the acquisition of Inivata.
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
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2021 will be in the range of $55 million to $70 million, including capital expenditures related to Trapelo and Inivata. During the six months ended June 30, 2021, we purchased, with cash, approximately $37.2 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash and financing.
Critical Accounting Policies
The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Please refer to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 2. Summary of Significant Accounting Policies, in the accompanying notes to the unaudited Consolidated Financial Statements for a complete description of our significant accounting policies.
Off-balance Sheet Arrangements
As of June 30, 2021, we do not use or have special purpose entities or other off-balance sheet financing techniques that we believe have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.

NEOGENOMICS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. We are exposed to market risks, including changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on June 30, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.
Foreign Currency Exchange Risk
We have operations in Cambridge, United Kingdom; Rolle, Switzerland; Suzhou, China; and Singapore. Our international revenues and expenses denominated in foreign currencies (primarily British Pounds, Swiss Francs, Chinese Renminbi and Singapore Dollars), expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We do not hedge foreign currency exchange risks and do not currently believe that these risks are significant.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On July 1, 2021, we shifted from our existing Great Plains Dynamics enterprise resource planning (“ERP”) system to a hosted, cloud-based Oracle ERP system (“Oracle”). In connection with the Oracle implementation, we performed pre-implementation planning, design and testing of internal controls that became effective in the third quarter of 2021. We continue to conduct post-implementation monitoring and process modifications in order to maintain effective internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings in the ordinary course of business. For further information on legal proceedings, please refer to Note 14. Commitments and Contingencies, in the notes to the unaudited Consolidated Financial Statements.
On January 20, 2021, Natera, Inc. filed a patent infringement complaint against the Company’s newly-acquired subsidiaries, Inivata, Inc. and Inivata, in United States District Court for the district of Delaware, alleging Inivata’s InVisionFirst-Lung cancer diagnostic test of infringing two patents. The litigation is presently in the pleadings stage. The Company intends to defend the matter vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail.

ITEM 1A. RISK FACTORS
The following risk factors are in addition to the risks described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 25, 2021. The effects of the events and circumstances described in the following risk factors may heighten the risks contained in the Company’s Form 10-K.
We may be unable to make, on a timely basis, necessary changes to our internal control structure resulting from the acquisitions of Trapelo and Inivata.
Trapelo and Inivata are now included in our reporting under the Securities Exchange Act of 1934. Under the Sarbanes-Oxley Act of 2002, we must maintain effective disclosure controls and procedures and internal control over financial reporting. We are in the process of migrating Trapelo’s and Inivata’s operations to our system of internal controls. Therefore, we may face difficulties or experience delays in developing changes or potentially necessary improvements to their internal controls and accounting systems in order to ensure compliance with the requirements of the Sarbanes-Oxley Act. We may need to commit substantial resources, including substantial time from existing accounting personnel and from external consultants, to implement additional procedures and improved controls. This in turn could have an adverse effect on our business, results of operations, or financial condition, harm our reputation, or otherwise cause a decline in investor confidence and our stock price.
Trapelo and Inivata may have liabilities that are not known, probable or estimable at this time.
Trapelo and Inivata are now wholly-owned subsidiaries of ours and there could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of these entities. In addition, there may be liabilities that are neither probable nor estimable at this time which may become probable and estimable in the future. We may learn additional information about Trapelo and Inivata that adversely affects us, such as unknown, unasserted or contingent liabilities and issues relating to compliance with applicable laws, including federal healthcare laws. Any of the foregoing, individually or in the aggregate, if not covered by the indemnification obligations of the Trapelo or Inivata sellers or our representation and warranty insurance, could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None for the quarterly period ended June 30, 2021 that have not previously been included in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	—	$—	—	—
May 1, 2021 - May 31, 2021	3,212	48.92	—	—
June 1, 2021 - June 30, 2021	143	42.19	—	—
Total	3,355	48.64	—	—

(1) The Company’s Equity Incentive Plan, as amended on May 27, 2021, allows participants to surrender already-owned shares having a fair market value equal to the required withholding tax related to the vesting of restricted stock. Pursuant to a share withholding election made by participants in connection with the vesting of such awards, all of which were outside of a publicly-announced repurchase plan, we acquired from such participants the shares noted in the table above to satisfy tax withholding obligations related to the vesting of their restricted stock. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1
Securities Purchase Agreement, dated as of May 4, 2021, among NeoGenomics, Inc. and each purchaser party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2021.)

10.2
Registration Rights Agreement, dated as of May 4, 2021, among NeoGenomics, Inc. and each party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2021.)

10.3	Share Purchase Agreement, dated May 4, 2021. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2021.)

10.4*#	Services Agreement between Inivata Limited and Clive Morris dated June 18, 2021.

10.5*	Employment Agreement between NeoGenomics, Inc. and George Cardoza dated July 5, 2021.

10.6*	Employment Agreement between NeoGenomics, Inc. and Gina Wallar dated July 5, 2021.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Income (Loss) and (v) related notes

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (included within Exhibit 101 attachments)

*	Denotes a management contract or compensatory plan or arrangement.

#	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv). The omitted information is not material and is the type of information that the Company treats as private.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2021	NEOGENOMICS, INC.

	By:	/s/ Mark W. Mallon
	Name:	Mark W. Mallon
	Title:	Director and Chief Executive Officer

	By:	/s/ Kathryn B. McKenzie
	Name:	Kathryn B. McKenzie
	Title:	Chief Financial Officer