Form 10-Q
period 2021-09-30
NEOGENOMICS INC
filed 2021-11-04
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of November 3, 2021, the registrant had 123,122,449 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intends,” “may,” “plan,” “potential,” “project,” “will,” “would” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements address various matters, including the Company’s strategy, future operations, future financial position, future revenues, changing reimbursement levels from government payers and private insurers, projected costs, prospects and plans and objectives of management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021, and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

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
The forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this report, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$340,565	$228,713
Marketable securities, at fair value	202,144	67,546
Accounts receivable, net	104,964	106,843
Inventories	21,834	29,526
Prepaid assets	14,618	11,547
Assets held for sale	10,050	—
Other current assets	15,755	4,555
Total current assets	709,930	448,730
Property and equipment (net of accumulated depreciation of $112,185 and $92,895, respectively)	107,172	85,873
Operating lease right-of-use assets	102,310	45,786
Intangible assets, net	450,802	120,653
Goodwill	525,802	211,083
Restricted cash	3,161	21,919
Investment in non-consolidated affiliate	—	29,555
Prepaid lease asset	—	20,229
Other assets	7,210	4,503
Total non-current assets	$1,196,457	$539,601
Total assets	$1,906,387	$988,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$28,536	$24,965
Accrued compensation	32,283	24,727
Accrued expenses and other liabilities	18,088	11,654
Current portion of equipment financing obligations	1,564	2,841
Current portion of operating lease liabilities	6,988	4,967
Pharma contract liabilities	5,278	4,029
Total current liabilities	92,737	73,183
Long-term liabilities
Convertible senior notes, net	531,779	168,120
Equipment financing obligations	152	967
Operating lease liabilities	72,336	42,296
Deferred income tax liabilities, net	57,706	5,415
Other long-term liabilities	14,432	4,056
Total long-term liabilities	676,405	220,854
Total liabilities	769,142	294,037
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 123,217,010 and 112,075,474 shares issued and outstanding, respectively)	123	112
Additional paid-in capital	1,110,590	701,357
Accumulated other comprehensive (loss) income	(390)	10
Retained earnings (accumulated deficit)	26,922	(7,185)
Total stockholders’ equity	1,137,245	694,294
Total liabilities and stockholders’ equity	$1,906,387	$988,331

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET REVENUE:
Clinical Services	$102,227	$108,733	$300,119	$275,599
Pharma Services	19,113	16,711	58,478	42,852
Total revenue	121,340	125,444	358,597	318,451

COST OF REVENUE	74,101	71,379	216,794	190,011

GROSS PROFIT	47,239	54,065	141,803	128,440
Operating expenses:
General and administrative	63,839	36,128	158,953	107,085
Research and development	7,409	1,964	13,360	6,129
Sales and marketing	15,704	11,304	46,677	34,757
Total operating expenses	86,952	49,396	218,990	147,971
(LOSS) INCOME FROM OPERATIONS	(39,713)	4,669	(77,187)	(19,531)
Interest expense, net	1,296	2,458	3,375	4,825
Other income, net	(89)	(11)	(431)	(7,639)
Gain on investment in and loan receivable from non-consolidated affiliate, net	(17,750)	—	(109,260)	—
Loss on extinguishment of debt	—	—	—	1,400
Loss on termination of cash flow hedge	—	—	—	3,506
(Loss) income before taxes	(23,170)	2,222	29,129	(21,623)
Income tax benefit	(2,822)	(335)	(4,283)	(10,378)
NET (LOSS) INCOME	$(20,348)	$2,557	$33,412	$(11,245)

Adjustment to net (loss) income for convertible notes in diluted EPS (1)
NET (LOSS) INCOME	$(20,348)	$2,557	$33,412	$(11,245)
Convertible note accretion, amortization, and interest, net of tax	—	1,975	—	—
NET (LOSS) INCOME USED IN DILUTED EPS	$(20,348)	$4,532	$33,412	$(11,245)

NET (LOSS) INCOME PER SHARE
Basic	$(0.17)	$0.02	$0.28	$(0.10)
Diluted	$(0.17)	$0.04	$0.28	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	122,559	110,461	119,087	107,605
Diluted	122,559	119,191	121,356	107,605
(1) This adjustment compensates for the effects of the if-converted impact of convertible notes in net income. Since an entity using the if-converted method assumes that a convertible debt instrument was converted into common shares at the beginning of the reporting period, net income is adjusted to reverse any recognized interest expense (including any amortization of discounts).
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET (LOSS) INCOME	$(20,348)	$2,557	$33,412	$(11,245)

OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized loss on marketable securities, net of tax	(57)	(21)	(400)	(21)
Unrealized loss on effective cash flow hedge, net of tax	—	—	—	(1,000)
Cash flow hedge termination reclassified to earnings	—	—	—	2,661
Total other comprehensive (loss) income, net of tax	(57)	(21)	(400)	1,640
COMPREHENSIVE (LOSS) INCOME	$(20,405)	$2,536	$33,012	$(9,605)

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2020	112,075,474	$112	$701,357	$10	$(7,185)	$694,294
Cumulative-effect adjustment from change in accounting principle	—	—	(23,271)	—	696	(22,575)
Premiums paid for capped call confirmations	—	—	(29,291)	—	—	(29,291)
Common stock issuance ESPP Plan	23,917	—	1,024	—	—	1,024
Issuance of restricted stock, net of forfeitures	83,220	—	(614)	—	—	(614)
Issuance of common stock for stock options	260,167	—	2,239	—	—	2,239
Issuance of common stock - public offering, net of underwriting discounts	4,693,876	5	218,495	—	—	218,500
Stock issuance fees and expenses	—	—	(242)	—	—	(242)
ESPP expense	—	—	241	—	—	241
Stock-based compensation expense - options and restricted stock	—	—	2,412	—	—	2,412
Net unrealized loss on marketable securities, net of tax	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	(22,114)	(22,114)
Balance, March 31, 2021	117,136,654	$117	$872,350	$(150)	$(28,603)	$843,714
Common stock issuance ESPP Plan	31,839	—	1,245	—	—	1,245
Issuance of restricted stock, net of forfeitures	146,392	—	(163)	—	—	(163)
Issuance of common stock for stock options	354,310	1	4,429	—	—	4,430
Issuance of common stock - private placement, net of private placement fees	4,444,445	4	189,859	—	—	189,863
Issuance of common stock for acquisition	597,712	1	29,174	—	—	29,175
Stock issuance fees and expenses	—	—	(102)	—	—	(102)
ESPP expense	—	—	298	—	—	298
Stock-based compensation expense - options and restricted stock	—	—	4,208	—	—	4,208
Net unrealized loss on marketable securities, net of tax	—	—	—	(183)	—	(183)
Net income	—	—	—	—	75,873	75,873
Balance, June 30, 2021	122,711,352	$123	$1,101,298	$(333)	$47,270	$1,148,358
Common stock issuance ESPP Plan	27,210	—	1,020	—	—	1,020
Issuance of restricted stock, net of forfeitures	160,971	—	(304)	—	—	(304)
Issuance of common stock for stock options	317,477	—	3,374	—	—	3,374
Stock issuance fees and expenses	—	—	(35)	—	—	(35)
ESPP expense	—	—	236	—	—	236
Stock-based compensation expense - options and restricted stock	—	—	5,001	—	—	5,001
Net unrealized loss on marketable securities, net of tax	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(20,348)	(20,348)
Balance, September 30, 2021	123,217,010	$123	$1,110,590	$(390)	$26,922	$1,137,245
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2019	104,781,236	$105	$520,278	$(1,618)	$(11,357)	$507,408
Common stock issuance ESPP Plan	34,330	—	796	—	—	796
Issuance of restricted stock, net of forfeitures	76,618	—	(212)	—	—	(212)
Issuance of common stock for stock options	503,873	—	2,897	—	—	2,897
Stock issuance fees and expenses	—	—	(15)	—	—	(15)
ESPP expense	—	—	194	—	—	194
Stock based compensation expense - options and restricted stock	—	—	1,991	—	—	1,991
Loss on effective cash flow hedge	—	—	—	(1,038)	—	(1,038)
Net loss	—	—	—	—	(6,978)	(6,978)
Balance, March 31, 2020	105,396,057	$105	$525,929	$(2,656)	$(18,335)	$505,043
Common stock issuance ESPP Plan	41,058	—	928	—	—	928
Issuance of restricted stock, net of forfeitures	24,786	—	(824)	—	—	(824)
Issuance of common stock for stock options	183,443	—	2,014	—	—	2,014
Issuance of common stock - public offering, net of underwriting discounts	4,751,500	5	127,288	—	—	127,293
Stock issuance fees and expenses	—	—	(209)	—	—	(209)
ESPP expense	—	—	211	—	—	211
Stock based compensation expense - options and restricted stock	—	—	2,424	—	—	2,424
Equity component of convertible note issuance	—	—	30,912	—	—	30,912
Tax liability related to convertible note issuance	—	—	(9,330)	—	—	(9,330)
Gain on effective cash flow hedge	—	—	—	38	—	38
Cash flow hedge termination reclassified to earnings	—	—	—	2,661	—	2,661
Convertible note debt issuance costs	—	—	(108)	—	—	(108)
Net loss	—	—	—	—	(6,824)	(6,824)
Balance, June 30, 2020	110,396,844	$110	$679,235	$43	$(25,159)	$654,229
Common stock issuance ESPP Plan	29,853	—	808	—	—	808
Issuance of restricted stock, net of forfeitures	(1,124)	—	(237)	—	—	(237)
Issuance of common stock for stock options	584,845	1	4,845	—	—	4,846
Stock issuance fees and expenses	—	—	(29)	—	—	(29)
ESPP expense	—	—	222	—	—	222
Stock based compensation expense - options and restricted stock	—	—	2,494	—	—	2,494
Adjustment to tax liability related to convertible note issuance	—	—	1,524	—	—	1,524
Convertible note debt issuance costs	—	—	(30)	—	—	(30)
Net unrealized loss on marketable securities, net of tax	—	—	—	(21)	—	(21)
Net income	—	—	—	—	2,557	2,557
Balance, September 30, 2020	111,010,418	$111	$688,832	$22	$(22,602)	$666,363
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33,412	$(11,245)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	21,807	18,705
Amortization of intangibles	14,683	7,387
Non-cash stock-based compensation	12,396	7,536
Non-cash operating lease expense	6,167	6,365
Amortization of convertible debt discount	1,904	2,705
Amortization of debt issue costs	133	138
Loss on debt extinguishment	—	1,400
Loss on termination of cash flow hedge	—	3,506
Gain on investment in and loan receivable from non-consolidated affiliate, net	(109,260)	—
Interest receivable on loan receivable from non-consolidated affiliate	(391)	—
Write-off of COVID-19 PCR testing inventory and equipment	6,061	—
Other non-cash items	1,388	371
Changes in assets and liabilities, net
Accounts receivable, net	2,475	(9,455)
Inventories	3,196	(5,704)
Prepaid lease asset	(4,435)	(10,142)
Prepaid and other assets	(11,796)	(6,757)
Accounts payable, accrued and other liabilities	15,313	(9,335)
Net cash used in operating activities	(6,947)	(4,525)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(180,961)	(53,396)
Proceeds from sales and maturities of marketable securities	44,736	3,000
Purchases of property and equipment	(52,155)	(17,591)
Business acquisitions, net of cash acquired	(419,404)	(37,000)
Loan receivable from non-consolidated affiliate	(15,000)	—
Investment in non-consolidated affiliate	—	(25,600)
Net cash used in investing activities	(622,784)	(130,587)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing obligations	(2,537)	(4,331)
Repayment of term loan	—	(97,540)
Cash flow hedge termination	—	(3,317)
Issuance of common stock, net	12,110	10,761
Proceeds from issuance of convertible debt, net of issuance costs	334,410	194,466
Premiums paid for capped call confirmations	(29,291)	—
Proceeds from equity offerings, net of issuance costs	408,133	127,293
Net cash provided by financing activities	722,825	227,332
Net change in cash, cash equivalents and restricted cash	93,094	92,220
Cash, cash equivalents and restricted cash, beginning of period	250,632	173,016
Cash, cash equivalents and restricted cash, end of period	$343,726	$265,236

	Nine Months Ended September 30,
	2021	2020
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$340,565	$233,233
Restricted cash, non-current	3,161	32,003
Total cash, cash equivalents and restricted cash	$343,726	$265,236

Supplemental disclosure of cash flow information:
Interest paid	$1,792	$1,638
Income taxes paid, net	$113	$209
Supplemental disclosure of non-cash investing and financing information:
Fair value of common stock issued to fund business acquisition	$29,174	$—
Equipment acquired under financing obligations	$—	$428
Property and equipment included in accounts payable	$2,184	$3,521

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Nature of the Business
Nature of the Business
NeoGenomics, Inc., a Nevada corporation, and its subsidiaries (the “Parent,” “Company,” or “NeoGenomics”), operates as a certified, high complexity clinical laboratory in accordance with the federal government’s CLIA, and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories as well as providing clinical trial services to pharmaceutical firms.
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
At the end of the first quarter 2021, due to the broad roll-out of the COVID-19 vaccine and a sharp decline in COVID-19 polymerase chain reaction (“PCR”) testing demand, the Company made the decision to exit COVID-19 PCR testing and the Company recorded a $6.1 million expense related to the exit from COVID-19 PCR testing. This amount consisted of write-offs of $5.3 million for all remaining COVID-19 PCR testing inventory recorded to cost of revenue and $0.8 million for all remaining COVID-19 PCR testing laboratory equipment recorded to general and administrative expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2021. There were no such amounts for the three months ended September 30, 2021.
Coronavirus Aid, Relief and Economic Security Act
The Federal government passed legislation that the President of the United States signed into law on March 27, 2020, known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On April 10, 2020, the U.S. Department of Health & Human Services announced that Medicare-enrolled providers would receive a portion of a direct deposit disbursement totaling $50 billion. The $50 billion is part of a $100 billion Public Health and Social Service Emergency Fund created by the CARES Act. Payments made under the CARES Act are intended to reimburse healthcare providers for health care related expenses or lost revenues attributable to COVID-19 and are not required to be repaid provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing for COVID-19 patients. In the absence of specific guidance to account for government grants in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company accounts for such grants in accordance with international accounting standards for government grants. Such amounts are recognized when there is reasonable assurance that the Company will (1) comply with the conditions associated with the grant and (2) receive the grant. There was no grant income recognized for the three and nine months ended September 30, 2021. For the nine months ended September 30, 2020, the Company recognized $7.9 million in grant income related to the CARES Act. There were no such amounts for the three months ended September 30, 2020. CARES Act grant income is classified in other income, net, on the Consolidated Statements of Operations.
The CARES Act permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due on December 31, 2021 and the remaining 50% due on December 31, 2022. As of September 30, 2021 and December 31, 2020 the total accrued deferred social security taxes related to the CARES Act was $5.9 million. At both September 30, 2021 and December 31, 2020, this amount was recorded evenly between accrued expenses and other liabilities and other long-term liabilities on the Consolidated Balance Sheets.
Additionally, the CARES Act included an Employee Retention Tax Credit (“ERTC”) provision designed to encourage employers to keep employees on their payroll. The ERTC is a refundable tax credit against certain payroll taxes paid by employers for eligible wages paid between March 13, 2020 and December 31, 2020 that meet the requirements of the ERTC provision. On March 11, 2021, the American Rescue Plan Act was enacted extending the deadline of the ERTC to December 31, 2021 and expanded who is eligible to claim the credit. For the three and nine months ended September 30, 2021, the Company recognized $3.7 million and $4.4 million, respectively, under the ERTC which was included in loss from operations

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2020, the Company recognized $1.1 million under the ERTC.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim Consolidated Financial Statements are unaudited and have been prepared in accordance with GAAP for interim financial information. All intercompany transactions and balances have been eliminated in the accompanying Consolidated Financial Statements.
The accounting policies of the Company are the same as those set forth in Note 2. Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, except for Business Combinations, Assets Held for Sale, Stock-Based Compensation, Income Taxes and the impact of the adoption of new accounting standards discussed under Recently Adopted Accounting Guidance.
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
Use of Estimates
The Company prepares its Consolidated Financial Statements in conformity with GAAP. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the Consolidated Financial Statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these Consolidated Financial Statements include, but are not limited, to those related to revenues, accounts receivable and related allowances, contingencies, useful lives and recovery of long-term assets and intangible assets, income taxes and valuation allowances, stock-based compensation, business combinations, and impairment analysis of goodwill. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected on the Consolidated Financial Statements prospectively from the date of the change in estimate.
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
Assets Held for Sale
Assets to be disposed of by sale are reclassified as held for sale if their carrying amounts are expected to be recovered through a sale transaction rather than through continuing use and when the Company commits to a plan to sell the assets. Assets classified as held for sale are measured at the lower of their carrying value or fair value less cost to sell. Such assets are classified within current assets if there is reasonable certainty that the sale and collection of consideration will take place within one year. Upon reclassification as held for sale, long-lived assets are no longer depreciated or amortized, and a measurement for impairment is performed to determine if there is an excess of carrying value over fair value less costs to sell. Any remeasurement is reported

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
as an adjustment to the carrying value of the assets. Subsequent changes to estimated fair value less the cost to sell will impact the measurement of assets held for sale if the fair value is determined to be less than the carrying value of the assets.
The Company owns 43,560 square feet of our Carlsbad, California facility. During the third quarter of 2021, the Company committed to selling this property and the associated land and concluded that these assets met the held for sale criteria. As of September 30, 2021, $10.1 million was recorded as assets held for sale within current assets on the Consolidated Balance Sheets for this property and associated land and reflects its carrying value which was lower than its fair value less costs to sell. We expect to sell this property within one year; however, there can be no assurance that the sale of this property will be completed in the time frame we expect or at all.
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
The Company measures the fair value of its performance-based stock awards issued to employees based on the closing market price of the common stock on the trading date immediately preceding the grant date. Compensation expense for stock units with performance metrics is calculated based upon expected achievement of the metrics specified in the grant. Any expense is recognized in the Company’s Consolidated Statement of Operations on a straight-line basis over the requisite service period.
Income Taxes
Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different depreciation and amortization methods and lives for property and equipment and recently acquired Inivata developed technology intangible assets, recognition of accounts receivable, compensation related expenses, and various other expenses that have been allowed for or accrued for financial statement purposes but are not currently deductible for income tax purposes.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Cumulative loss in recent years is commonly defined as a three-year cumulative loss position. As of September 30, 2021, the Company’s U.S. ongoing operations were in a three-year cumulative loss position. Management determined that sufficient objectively verifiable positive evidence did not exist to overcome the negative evidence of the Company’s U.S. cumulative loss position. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax (loss) income for the three and nine months ended September 30, 2021, respectively, included the unfavorable impact of valuation allowance expected to be established against the Company’s deferred income tax assets expected to be created in 2021 for additional U.S. net operating loss and tax credit carryforwards.
As of September 30, 2021, the Company’s total valuation allowance against U.S. deferred income tax assets is forecasted to be approximately $18 million including deferred income tax assets from the acquisitions of Intervention Insights, Inc., d/b/a Trapelo Health, and the U.S. subsidiary of Inivata Limited, a private limited company incorporated in England and Wales. For further details regarding the acquisitions of Trapelo Health and Inivata Limited, please refer to Note 3. Acquisitions. The Company also continued to maintain a full valuation allowance against deferred tax assets in Switzerland, Singapore and China, which increased from $2.6 million as of December 31, 2020 to $3.8 million as of September 30, 2021. No valuation allowance was determined to be required for deferred income tax assets from the acquisition of Inivata Limited, the British entity.
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
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying Consolidated Balance Sheets. At September 30, 2021 and December 31, 2020 the Company had an uncertain tax position related to Federal and State R&D tax credit carryforwards. No interest and penalties have been accrued, as the income tax credits are carried forward to offset income tax liabilities in future years.
Recently Adopted Accounting Guidance
In August 2021, the FASB issued ASU No. 2021-06, Presentation of Financial Statements (Topic 205), Financial Services-Depository and Lending (Topic 942), and Financial Services-Investment Companies (Topic 946) (“ASU 2021-06”), Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses, and No.33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This update amends certain SEC disclosure guidance that is included in the accounting standards codification to reflect the SEC’s recent issuance of rules intended to modernize and streamline disclosure requirements. The Company adopted this pronouncement upon issuance and the impact of the provisions of this standard on its Consolidated Financial Statements was immaterial.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Accounting Pronouncements Pending Adoption
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This update amends guidance to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted including adoption in an interim period. If the Company early adopts in an interim period, the Company is required to apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) which provides for temporary optional expedients and exceptions to the current guidance on certain contract modifications and hedging relationships to ease the burdens related to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) or other reference rates to alternative reference rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2020-04 was effective beginning on March 12, 2020 and may be applied prospectively to such transactions through December 31, 2022 and ASU 2021-01 was effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to such transactions through December 31, 2022. The Company will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. As of September 30, 2021, there was no impact to the Company’s Consolidated Financial Statements related to ASU 2020-04 or ASU 2021-01.

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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company will finalize these amounts no later than one year from the acquisition date once it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the preliminary amounts disclosed above which may impact the reported results in the period those adjustments are identified. There have been no such adjustments to the preliminary amounts disclosed above subsequent to the Trapelo Acquisition Date.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
information technology industries. None of the goodwill resulting from the acquisition of Trapelo is expected to be deductible for income tax purposes.
Acquisition and integration costs related to Trapelo were approximately $0.1 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, and are reported as general and administrative expenses in the Company’s Consolidated Statements of Operations. There were no such amounts for the three and nine months ended September 30, 2020.
The results of operations of Trapelo are included in the Company’s unaudited Consolidated Financial Statements beginning on the Trapelo Acquisition Date. Revenue and net (loss) income of Trapelo included in the Consolidated Statements of Operations was not material for the three and nine months ended September 30, 2021. No pro forma information has been included relating to the Trapelo acquisition, as this acquisition was not deemed to be material to the Company’s revenue or net (loss) income on a pro forma basis for the three and nine months ended September 30, 2021 and 2020.
Inivata Limited
On June 18, 2021 (the “Inivata Acquisition Date”), the Company completed the acquisition of the remaining equity interests in Inivata Limited, a private limited company incorporated in England and Wales (“Inivata”). Inivata is a global, commercial stage, liquid biopsy platform company. The acquisition follows a $25 million minority equity investment by the Company in Series C1 Preference Shares (the “Preference Shares” or “previously-held equity interest”) in Inivata in May 2020, at which time the Company also acquired a fixed price option to purchase the remainder of equity interests in Inivata for $390 million (the “Purchase Option”). The Company and Inivata also entered into a line of credit agreement in the amount of $15 million (the “Line of Credit”) in May 2020. For further details regarding the previously-held equity investment in Inivata, the Purchase Option and the Line of Credit, please refer to Note 7. Investment in Non-Consolidated Affiliate. The Inivata acquisition adds liquid biopsy platform technology, including minimal residual disease testing capabilities, to the Company’s comprehensive portfolio of oncology testing solutions.
The purchase price consisted of cash consideration of $398.6 million, which included a net adjustment of $8.6 million for estimated cash on hand of Inivata and other adjustments on the Inivata Acquisition Date, and was funded through cash on hand and a private placement of equity. For further information regarding the private placement of equity, please refer to Note 9. Equity Transactions.
Prior to the acquisition of the remaining equity interests in Inivata, the Company accounted for its previously-held equity interest and the Purchase Option in Inivata as equity securities without a readily determinable fair value. The equity interests were recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Therefore, the Company’s acquisition of control of Inivata on the Inivata Acquisition Date was accounted for as a business combination achieved in stages under the acquisition method. Accordingly, the Company used a discounted cash flow to derive a business enterprise value of Inivata in order to determine the acquisition-date fair value of the Company’s previously-held equity interest and Purchase Option in Inivata. To determine the fair value of the previously-held equity interest, the fair value of Inivata’s total equity was allocated to its various classes of equity based on the respective rights and privileges of each class of stock in liquidation. The business enterprise value and a Black-Scholes model was then used to determine the fair value of the remaining equity acquired through the exercise of the Purchase Option. The Purchase Option was recorded at the fair value at the Inivata Acquisition Date based on its settlement value. This resulted in fair values of $64.9 million in Preference Shares and a $74.3 million Purchase Option, immediately prior to the acquisition. On the Inivata Acquisition Date, the $10.3 million outstanding under the Line of Credit extended by the Company to Inivata was effectively settled as part of the acquisition of Inivata at the $15 million principal amount and was recorded as part of the consideration transferred in the acquisition. The Company recorded a gain on investment in and loan receivable from non-consolidated affiliate, net, within the Company’s Consolidated Statements of Operations of $109.3 million in the nine months ended September 30, 2021, including a measurement period adjustment of $17.8 million recorded in the three months ended September 30, 2021, for the excess of the acquisition-date fair value of the Company’s previously-held equity interest, Purchase Option, and Line of Credit over their carrying values. For further details regarding the previously-held equity investment and purchase option in Inivata, please refer to Note 7. Investment in Non-Consolidated Affiliate.
The fair value and allocation of the business combination are preliminary, are based upon management’s best estimates and assumptions, and are subject to future revision. The following table summarizes the preliminary calculation of goodwill based on the excess of the estimated fair value of the consideration transferred including the fair value of the Line of Credit, and the estimated fair value of the previously-held equity interest and Purchase Option, over the estimated fair value of the net assets acquired and liabilities assumed at the Inivata Acquisition Date and includes measurement period adjustments recorded during the third quarter of 2021 (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 18, 2021 (as initially reported)	Measurement Period Adjustments	June 18, 2021 (as adjusted)
Fair value of business combination:
Cash paid at closing	$398,594	$—	$398,594
Fair value of Line of Credit	15,000	—	15,000
Fair value of consideration transferred	$413,594	$—	$413,594
Fair value of previously-held equity interest(1)	62,919	1,987	64,906
Fair value of Purchase Option(1)	58,537	15,763	74,300
Total fair value of business combination	$535,050	$17,750	$552,800

Allocation of the fair value business combination:
Cash	$14,068	$—	$14,068
Other current assets(2)	5,366	345	5,711
Property and equipment	1,753	—	1,753
Identifiable intangible assets - developed technology(1)	302,982	(11,796)	291,186
Identifiable intangible assets - trademarks(1)	31,700	(226)	31,474
Identifiable intangible asset - trade name(1)	2,322	253	2,575
Other long-term assets	6,240	—	6,240
Total identifiable assets acquired	364,431	(11,424)	353,007
Current liabilities	(4,241)	—	(4,241)
Deferred income tax liabilities(3)	(64,680)	3,349	(61,331)
Other long-term liabilities	(4,690)	—	(4,690)
Net identifiable assets acquired	290,820	(8,075)	282,745
Goodwill	244,230	25,825	270,055
Total fair value of business combination	$535,050	$17,750	$552,800

(1) Measurement period adjustment primarily relates to a change in estimated taxes based on jurisdictions in which forecasted profits are expected to be generated.
(2) Measurement period adjustment relates to the recognition of a credit which Inivata is entitled to claim for certain research and development expenditures
(3) Measurement period adjustment relates to a change in estimated deferred income tax liabilities as a result of the reduction in the amounts for intangibles assets and related future amortization.
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
The identified developed technology intangible assets and the trademark intangible assets are both being amortized over fifteen years, and the trade name intangible asset is being amortized over five years, based on their estimated useful lives. The

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
weighted-average amortization period in total for all classes of intangible assets from the Inivata acquisition is 14.9 years. The developed technology was valued using the income approach, specifically, the multi-period excess earnings method, which measures the after-tax cash flows attributable to the developed technology. The trademarks and trade name assets were valued using the income approach, specifically, the relief from royalty method, which measures the cash flow streams attributable to the trademarks and trade name assets in the form of the avoided royalty payment that would be paid to the owner in return for the rights to use the trademarks and trade name assets had the assets not been acquired. The values of the identifiable intangible assets represent Level 3 measurements as they were based on unobservable inputs reflecting the Company’s assumptions used in pricing the assets at fair value. These inputs required significant judgments and estimates at the time of the valuation.
The goodwill recognized, of which $237.3 million and $32.8 million is assigned to the Clinical Services and Pharma Services segments, respectively, was primarily attributable to expected synergies of the combined businesses and the acquisition of an assembled workforce knowledgeable of liquid biopsy technology for oncology testing. The recording of amortizable intangibles has given rise to a deferred tax liability upon the acquisition of Inivata which increased goodwill by $61.3 million. None of the goodwill resulting from the acquisition of Inivata is expected to be deductible for income tax purposes.
Acquisition and integration costs related to Inivata were approximately $1.5 million and $11.7 million for the three and nine months ended September 30, 2021, respectively, and are reported as general and administrative expenses in the Company’s Consolidated Statements of Operations. There were no such amounts for the three and nine months ended September 30, 2020.
The results of operations of Inivata are included in the Company’s unaudited Consolidated Financial Statements beginning on the Inivata Acquisition Date. For the three and nine months ended September 30, 2021, revenue related to Inivata was $0.7 million, all of which was recorded in Pharma Services revenue. Net loss related to Inivata was $14.8 million and $17.1 million for the three and nine months ended September 30, 2021, respectively.
The following unaudited pro forma information and has been provided for illustrative purposes only and is not necessarily indicative of results that would have occurred had the acquisition of Inivata occurred on January 1, 2020, nor are they necessarily indicative of future results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2021	2020	2021	2020
Net revenue	$121,340	$125,496	$358,499	$318,814
Net loss	$(37,017)	$(9,490)	$(88,134)	$(63,946)

These unaudited pro forma results represent the combined results of operations of the Company and Inivata, on an unaudited pro forma basis, for the period in which the acquisition of Inivata occurred and the prior reporting period as though the companies had been combined as of the beginning of the earliest period presented. Therefore, the unaudited pro forma consolidated results have been prepared by adjusting the Company’s historical results to include the acquisition of Inivata as if it occurred on January 1, 2020. Acquisition-related transaction costs incurred by Inivata of $11 million are included in net loss as if incurred on January 1, 2020. Acquisition-related transaction and retention costs incurred by the Company of $11.7 million are included in net loss as if incurred on January 1, 2020. These unaudited pro forma consolidated historical results exclude $17.8 million of measurement period adjustments recorded in three months ended September 30, 2021 and $109.3 million of gain on investment in and loan receivable from non-consolidated affiliate, net, recorded in the nine months ended September 30, 2021.

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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of September 30, 2021 and December 31, 2020.

	September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$52,039	$1	$(97)	$51,943
Yankee bonds	3,062	—	(4)	3,058
Agency bonds	17,594	—	(4)	17,590
Municipal bonds	12,478	—	(67)	12,411
Commercial paper	21,964	—	—	21,964
Asset-backed securities	26,630	—	(26)	26,604
Corporate bonds	68,822	4	(252)	68,574
Total	$202,589	$5	$(450)	$202,144

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$21,357	$1	$(18)	$21,340
Commercial paper	14,543	—	—	14,543
Asset-backed securities	14,546	—	(8)	14,538
Corporate bonds	17,144	—	(19)	17,125
Total	$67,590	$1	$(45)	$67,546

The Company had $0.5 million and $0.2 million of accrued interest receivable at September 30, 2021 and December 31, 2020, respectively, included in other current assets on its Consolidated Balance Sheets related to its marketable securities. Realized gains or losses on marketable securities for the three and nine months ended September 30, 2021 were immaterial. There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2020.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at September 30, 2021 and December 31, 2020.

	September 30, 2021
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$15,072	$36,871	$—	$51,943
Yankee bonds	—	3,058	—	3,058
Agency bonds	14,091	3,499	—	17,590
Municipal bonds	—	12,411	—	12,411
Commercial paper	21,964	—	—	21,964
Asset-backed securities	16	26,588	—	26,604
Corporate bonds	24,549	44,025	—	68,574
Total	$75,692	$126,452	$—	$202,144

	December 31, 2020
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$6,075	$15,265	$—	$21,340
Commercial paper	14,543	—	—	14,543
Asset-backed securities	560	13,978	—	14,538
Corporate bonds	5,863	11,262	—	17,125
Total	$27,041	$40,505	$—	$67,546

The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of September 30, 2021 and December 31, 2020.

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$256,772	$—	$—	$256,772
Commercial paper	—	18,246	—	18,246
Marketable securities:
U.S. Treasury securities	51,943	—	—	51,943
Yankee bonds	3,058	—	—	3,058
Agency bonds	17,590	—	—	17,590
Municipal bonds	12,411	—	—	12,411
Commercial paper	—	21,964	—	21,964
Asset-backed securities	—	26,604	—	26,604
Corporate bonds	—	68,574	—	68,574
Total	$341,774	$135,388	$—	$477,162

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

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and nine months ended September 30, 2021 and September 30, 2020.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, are considered reasonable estimates of their respective fair values at September 30, 2021 and December 31, 2020 due to their short-term nature.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill, and long-lived assets in connection with periodic evaluations for potential impairment. The Company estimates the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.
Note 5. Leases
As of September 30, 2021, the maturities of the Company’s operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (in thousands):

Remaining Lease Payments
Remainder of 2021	$1,859
2022	10,315
2023	9,910
2024	9,984
2025	6,558
Thereafter	64,802
Total remaining lease payments	103,428
Less: imputed interest	(24,104)
Total operating lease liabilities	79,324
Less: current portion	(6,988)
Long-term operating lease liabilities	$72,336
Weighted-average remaining lease term (in years)	13.03
Weighted-average discount rate	4.0%
The following summarizes additional supplemental data related to operating leases (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$3,211	$1,747	$7,888	$6,024

	Nine Months Ended September 30,
	2021	2020
Right-of-use assets obtained in exchange for operating lease liabilities	$37,682	$23,766
Cash paid for operating leases	$5,773	$5,101
In the third quarter of 2021, the Company's lease of its new laboratory and headquarters facility in Fort Myers, Florida commenced. As of September 30, 2021, the Company had paid approximately $25 million to the landlord for the construction of the underlying assets which was classified as a prepaid lease asset until the lease commenced in the third quarter of 2021 at which time the prepaid lease asset was included in the calculation of the right-of-use asset. As of September 30, 2021, the Company had paid approximately $14 million to the landlord for leasehold improvements, which are included in property and equipment, net, for its new laboratory and headquarters facility. As of September 30, 2021, approximately $3 million remained unpaid in a construction disbursement escrow account for final remaining disbursements to the landlord and remained in restricted cash on the Consolidated Balance Sheets.

Note 6. Goodwill and Intangible Assets
As a result of the acquisition of Trapelo in April 2021, the Company recorded $44.7 million in goodwill, all of which was recorded in the Clinical Services segment. As a result of the acquisition of Inivata in June 2021, the Company recorded $270.1 million in goodwill, of which $237.3 million and $32.8 million is assigned to the Clinical Services and Pharma Services segments, respectively. For further information regarding the Trapelo and Inivata acquisitions, please refer to Note 3. Acquisitions.

The following table summarizes the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2021 (in thousands):

	Clinical Services	Pharma Services	Total
Balance as of December 31, 2020	$179,534	$31,549	$211,083
Trapelo acquisition	44,664	—	44,664
Inivata acquisition	237,251	32,804	270,055
Balance as of September 30, 2021	$461,449	$64,353	$525,802
Intangible assets consisted of the following (in thousands):

		September 30, 2021
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15 years	$143,101	$43,286	$99,815
Developed Technology	10 - 15 years	310,226	6,469	303,757
Marketing Assets	4 years	549	66	483
Trademarks	15 years	31,473	601	30,872
Trade Name	5 years	2,575	147	2,428
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,371	$50,569	$450,802

		December 31, 2020
	Amortization Period	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15 years	$143,101	$35,895	$107,206
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$156,548	$35,895	$120,653

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarizes the amortization expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of intangibles included in cost of revenue	$4,825	$—	$5,554	$—
Amortization of intangibles included in general and administrative expenses	3,649	2,468	9,129	7,387
Total amortization of intangibles	$8,474	$2,468	$14,683	$7,387
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of September 30, 2021 is as follows (in thousands):

Remainder of 2021	$8,457
2022	33,899
2023	33,899
2024	33,899
2025	33,798
Thereafter	293,403
Total	$437,355

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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
On May 22, 2020, the Company and Inivata also entered into the Line of Credit in the amount of $15 million. In January 2021, the Line of Credit, in its entirety, was drawn by Inivata and recorded as a loan receivable from non-consolidated affiliate on the Consolidated Balance Sheets. Prior to the Inivata Acquisition Date, the Line of Credit contractually matured on December 1, 2025 and the unpaid principal balance was payable on January 1, 2026 and bore interest at 0% per annum. In January 2021, upon the draw of the Line of Credit by Inivata, the Company used an imputed interest rate of 8.33% to present value the Line of Credit. The Company recorded an imputed interest rate discount of $5 million on the loan receivable from non-consolidated affiliate and an additional investment in non-consolidated affiliate of $5 million, resulting in a $10 million present value of the loan receivable from non-consolidated affiliate and increasing the value of the Preference Shares to $30 million. For the nine months ended September 30, 2021 through the Inivata Acquisition Date $0.4 million of interest income was amortized to the loan receivable from non-consolidated affiliate. There were no such amounts for the three months ended September 30, 2021. The interest income amortization is recorded in interest expense, net, on the Consolidated Statements of Operations.
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
On the Inivata Acquisition Date, the Company acquired all of the remaining equity interests of Inivata through the exercise of its Purchase Option. The Company’s carrying value of the investment in non-consolidated affiliate was $29.6 million, comprised of $25 million in Preference Shares and a $4.6 million Purchase Option immediately prior to obtaining the remaining ownership of Inivata. The Company’s acquisition of control of Inivata on the Inivata Acquisition Date was accounted for as a business combination achieved in stages under the acquisition method. Accordingly, the Company remeasured its Preference Shares and Purchase Option to their acquisition-date fair values. The Company used a discounted cash flow to derive a business enterprise value of Inivata in order to determine the acquisition-date fair value of the Company’s Preference Shares and the Purchase Option. To determine the fair value of the Preference Shares, the fair value of equity was allocated to the various classes based on the respective rights and privileges of each class of stock in liquidation. The business enterprise value and a Black-Scholes model was then used to determine the fair value of the remaining equity acquired through the exercise of the Purchase Option. The Purchase Option was recorded at fair value at the Inivata Acquisition Date based on its settlement value. This resulted in fair values of $64.9 million in Preference Shares and a $74.3 million Purchase Option, immediately prior to the acquisition, resulting in a gain of $109.6 million in the nine months ended September 30, 2021, including a measurement period adjustment of $17.8 million in the three months ended September 30, 2021. On the Inivata Acquisition Date, the $10.3 million outstanding under the Line of Credit extended by the Company to Inivata was effectively settled as part of the acquisition of Inivata at the $15 million principal amount and was recorded as part of the consideration transferred in the acquisition resulting in a gain of $4.7 million. The Company recorded a total gain on investment in and loan receivable from non-consolidated affiliate, net, within the Company’s Consolidated Statements of Operations of $109.3 million in the nine months ended September 30, 2021, including a measurement period adjustment of $17.8 million in the three months ended September 30, 2021, for the excess of the acquisition-date fair value of the Company’s Preference Shares, Purchase Option, and Line of Credit over their carrying values. For further details regarding the acquisition of Inivata, please refer to Note 3. Acquisitions.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 8. Debt
The following table summarizes the long-term debt, net at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
0.25% Convertible Senior Notes due 2028
Principal	$345,000	$—
Unamortized debt discount	(9,326)	—
Unamortized debt issuance costs	(216)	—
Total 0.25% Convertible Senior Notes due 2028	$335,458	$—

1.25% Convertible Senior Notes due 2025
Principal	$201,250	$201,250
Unamortized debt discount	(4,386)	(32,592)
Unamortized debt issuance costs	(543)	(538)
Total 1.25% Convertible Senior Notes due 2025	$196,321	$168,120

Equipment financing obligations	1,716	3,808
Total debt	$533,495	$171,928
Less: Current portion of equipment financing obligations	(1,564)	(2,841)
Total long-term debt, net	$531,931	$169,087

At September 30, 2021, the estimated fair values (Level 2) of the 0.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2025 were $342.4 million and $280.3 million, respectively. There was no such estimated fair value as of December 31, 2020 related to the 0.25% Convertible Senior Notes due 2028. At December 31, 2020, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $320.9 million. At September 30, 2021 and December 31, 2020, the carrying value of the Company’s equipment financing obligations approximated fair value based on the current market conditions for similar instruments.
2028 Convertible Senior Notes
On January 11, 2021, the Company completed the sale of $345 million of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased. The 2028 Convertible Notes were issued at a discounted price of 97% of their principal amount. The total net proceeds from the issuance of the 2028 Convertible Notes and exercise of the Over-allotment Option was approximately $334.4 million, which includes approximately $10.6 million of discounts, commissions and offering expenses paid by the Company. On January 11, 2021, the Company entered into an Indenture (the “Indenture”), with U.S. Bank National Association, as trustee (the “Trustee”), governing the 2028 Convertible Notes. The Company used a portion of the net proceeds from the Offerings to enter into capped call transactions (as described below under the heading “Capped Call Transactions”).
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
The last reported sales price of the Company’s common stock was not greater than or equal to 130% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2021. The last reported sales price of the Company’s common stock was not greater than or equal to 130% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2021. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the third quarter of 2021. When a conversion notice is received, the Company has the option to pay or deliver cash, shares of

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the Company’s common stock, or a combination thereof. As the Company is not required to settle the 2028 Convertible Notes in cash, the 2028 Convertible Notes are classified as long-term debt as of September 30, 2021.
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the 2028 Convertible Notes is 15.1172 shares of common stock per $1,000 in principal amount of 2028 Convertible Notes, equivalent to an initial conversion price of approximately $66.15 per share of common stock. The conversion rate is subject to adjustment as described in the Indenture. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, the Company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2028 Convertible Notes in connection with such a corporate event in certain circumstances. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $48.24 on September 30, 2021. For the three and nine months ended September 30, 2021, the Company excluded 5,215,434 and 5,100,809 shares, respectively, in diluted weighted average common shares outstanding for the if-converted impact of the 2028 Convertible Notes in the diluted net (loss) income per share calculation as the shares would have an anti-dilutive effect. For further details on the impact of the 2028 Convertible Notes on net (loss) income per share please refer to Note 12. Net (Loss) Income Per Share.
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
If an event involving bankruptcy, insolvency or reorganization events with respect to the Company occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2028 Convertible Notes then outstanding will immediately become due and payable. If any other default event occurs and is continuing, then noteholders of at least 25% of the aggregate principal amount of the 2028 Convertible Notes then outstanding, by notice to the Company, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2028 Convertible Notes then outstanding to become due and payable immediately. If the Company undergoes a Fundamental Change (as defined in the Indenture), then noteholders may require the Company to repurchase their 2028 Convertible Notes at a cash repurchase price equal to the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change Repurchase Date (as defined in the Indenture).
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
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,400 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2021. The interest expense recognized on the 2028 Convertible Notes includes $0.6 million, $1 million and $23,700 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2021. There were no such amounts for the three and nine months ended September 30, 2020. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The last reported sales price of the Company’s common stock was not greater than or equal to 130% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2021. The last reported sales price of the Company’s common stock was not greater than or equal to 130% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2021. Based on the terms of the 2025 Convertible Notes, the holders could not have converted all or a portion of their 2025 Convertible Notes in the third quarter of 2021. When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As the Company is not required to settle the 2025 Convertible Notes in cash, the 2025 Convertible Notes are classified as long-term debt as of September 30, 2021 and December 31, 2020. As of September 30, 2021, the Company had not received any conversion notices.
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the 2025 Convertible Notes is 27.5198 shares of common stock per $1,000 in principal amounts of 2025 Convertible Notes, equivalent to an initial conversion price of approximately $36.34 per share of common stock. The conversion rate is subject to adjustment as described in the Indenture. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, the Company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2025 Convertible Notes in connection with such a corporate event in certain circumstances. The value of the 2025 Convertible Notes, if-converted, exceeds the principal amount by $65.9 million based on a closing stock price of $48.24 on September 30, 2021. For the three and nine months ended September 30, 2021, the Company excluded 5,538,360 shares in diluted weighted average common shares outstanding for the if-converted impact of the 2025 Convertible Notes in the diluted net (loss) income per share calculation as the shares would have an anti-dilutive effect. For the three months ended September 30, 2020, the Company included 5,538,360 shares in diluted weighted average common shares outstanding for the if-converted impact of the 2025 Convertible Notes in the diluted net (loss) income per share calculation as the shares would have a dilutive effect. For the nine months ended September 30, 2020, the Company excluded 3,112,801 shares, respectively, in diluted weighted average common shares outstanding for the if-converted impact of the 2025 Convertible Notes in the diluted net (loss) income per share calculation as the shares would have an anti-dilutive effect. For further details on the impact of the 2025 Convertible Notes on net (loss) income per share please refer to Note 12. Net (Loss) Income Per Share.
The Company may not redeem the 2025 Convertible Notes prior to May 6, 2023. The Company may redeem for cash all or any portion of the 2025 Convertible Notes, at its option, on or after May 6, 2023 if the last reported sale price of its common stock

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
If an event involving bankruptcy, insolvency or reorganization events with respect to the Company occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2025 Convertible Notes then outstanding will immediately become due and payable. If any other default event occurs and is continuing, then noteholders of at least 25% of the aggregate principal amount of the 2025 Convertible Notes then outstanding, by notice to the Company, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2025 Convertible Notes then outstanding to become due and payable immediately. If the Company undergoes a Fundamental Change (as defined in the Indenture), then noteholders may require the Company to repurchase their 2025 Convertible Notes at a cash repurchase price equal to the principal amount of the 2025 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change Repurchase Date (as defined in the Indenture).
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
The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $36,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2021. The interest expense recognized on the 2025 Convertible Notes includes $1.9 million, $0.9 million and $0.1 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2021. The interest expense recognized on the 2025 Convertible Notes included $0.6 million, $1.8 million and $25,600 for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2020. The interest expense recognized on the 2025 Convertible Notes includes $1 million, $2.7 million and $44,700, for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2020. The effective interest rate on the 2025 Convertible Notes is 1.96%, which includes the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
Equipment Financing Obligations
The Company has entered into loans with various banks to finance the purchase of laboratory equipment, office equipment and leasehold improvements. These loans mature at various dates through 2023, and the weighted average interest rate under such loans was approximately 5.07% as of September 30, 2021 and 4.91% as of December 31, 2020.
Maturities of Long-Term Debt
Maturities of long-term debt as of September 30, 2021 are summarized as follows (in thousands):

	0.25% Convertible Senior Notes	1.25% Convertible Senior Notes	Equipment Financing Obligations	Total Debt
Remainder of 2021	$—	$—	$716	$716
2022	—	—	930	930
2023	—	—	69	69
2024	—	—	1	1
2025	—	201,250	—	201,250
Thereafter	345,000	—	—	345,000
Total Debt	$345,000	$201,250	$1,716	$547,966
Less: Current portion of long-term debt	—	—	(1,564)	(1,564)
Less: Unamortized debt discount	(9,326)	(4,386)	—	(13,712)
Less: Unamortized debt issuance costs	(216)	(543)	—	(759)
Long-term debt, net	$335,458	$196,321	$152	$531,931

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
Note 10. Stock-Based Compensation
The Company recorded approximately $5.2 million and $2.7 million in stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively, and approximately $12.4 million and $7.5 million in stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively.
Stock Options
A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2020	3,785,941	$15.21
Options granted	887,332	$48.19
Less:
Options exercised	931,954	$10.85
Options forfeited	226,411	$31.73
Options outstanding at September 30, 2021	3,514,908	$23.63
Exercisable at September 30, 2021	1,758,830	$12.07

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The fair value of each stock option award granted during the nine months ended September 30, 2021 was estimated as of the grant date using a Black-Scholes model with the following weighted average assumptions:

Nine Months Ended September 30, 2021
Expected term (in years)	3.5 - 5.5
Risk-free interest rate (%)	0.7%
Expected volatility (%)	39% - 49%
Dividend yield (%)	—
Weighted average fair value/share at grant date	$18.19

As of September 30, 2021, there was approximately $14 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 2.2 years.
Restricted Stock Awards
A summary of the restricted stock activity under the Company’s plans for the nine months ended September 30, 2021 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	291,891	$23.82
Granted	345,416	$47.92
Vested	(111,646)	$23.28
Forfeited	(32,885)	$35.23
Nonvested at September 30, 2021	492,776	$40.08
As of September 30, 2021, there was approximately $12 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.8 years.
Performance-based Stock Awards
During the third quarter of 2021, the Company granted certain senior-level executives performance stock units (“PSUs”) which vest upon the achievement of time-based service conditions with vesting through June 30, 2024, and certain performance goals, including financial performance targets and operational milestones. For the three months ended September 30, 2021, the Company assessed the PSUs and no stock-based compensation expense was recorded as it is not probable that the performance targets will be satisfied. The following table summarizes the performance-based stock awards as of September 30, 2021:

	Number of Performance Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	—	$—
Granted	356,548	$44.87
Vested	—	$—
Forfeited	—	$—
Nonvested at September 30, 2021	356,548	$44.87
Employee Stock Purchase Plan (“ESPP”)
The Company offers an ESPP through which eligible employees may purchase shares of the Company’s common stock at a discount of 15% of the fair market value of the Company’s common stock.
During the three months ended September 30, 2021 and 2020, employees purchased 27,210 and 29,853 shares, respectively, under the ESPP. The expense recorded for these periods was approximately $0.2 million and $0.2 million, respectively. During the nine months ended September 30, 2021 and 2020, employees purchased 82,966 and 105,241 shares, respectively, under the ESPP. The expense recorded for these periods was approximately $0.8 million and $0.6 million, respectively.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 11. Revenue Recognition
The Company has two operating segments for which it recognizes revenue; Clinical Services and Pharma Services. The Clinical Services segment provides various clinical testing services to community-based pathology practices, oncology practices, hospital pathology labs, reference labs, and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and patients. Due to the broad roll-out of the COVID-19 vaccine and a sharp decline in COVID-19 PCR testing demand, the Company made the decision at the end of the first quarter of 2021 to exit from COVID-19 PCR testing, which was part of Clinical Services segment revenues. The Pharma Services segment supports pharmaceutical firms in their drug development programs by providing testing services and data analytics for clinical trials and research.
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
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2021	December 31, 2020
Current pharma contract assets (1)	$1,903	$1,643
Long-term pharma contract assets (2)	248	290
Total pharma contract assets	$2,151	$1,933

Current pharma capitalized commissions (1)	$126	$185
Long-term pharma capitalized commissions (2)	953	970
Total pharma capitalized commissions	$1,079	$1,155

Current pharma contract liabilities	$5,278	$4,029
Long-term pharma contract liabilities (3)	932	712
Total pharma contract liabilities	$6,210	$4,741
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
Pharma contract assets increased $0.2 million, or 11%, from December 31, 2020 to September 30, 2021. Pharma contract liabilities increased $1.5 million, or 31%, during the same period, while there was a 7% decrease in capitalized commissions. Revenue recognized for the three and nine months ended September 30, 2021 related to Pharma contract liability balances outstanding at the beginning of the period was $0.4 million and $4.2 million, respectively. Revenue recognized for the three and nine months ended September 30, 2020 related to Pharma contract liability balances outstanding at the beginning of the period was $0.5 million and $2.1 million, respectively. Amortization of capitalized commissions for the three and nine months ended September 30, 2021 was $0.2 million and $0.9 million, respectively. Amortization of capitalized commissions for the three and nine months ended September 30, 2020 was $0.3 million and $0.6 million, respectively.
Disaggregation of Revenue
The Company considered various factors for both its Clinical Services and Pharma Services segments in determining appropriate levels of homogeneous data for its disaggregation of revenue, including the nature, amount, timing and uncertainty of revenue and cash flows. For Clinical Services, the categories identified align with the type of customer due to similarities of billing method, level of reimbursement and timing of cash receipts. Unbilled amounts are accrued and allocated to payer categories based on historical experience. In future periods, actual billings by payer category may differ from accrued amounts. Pharma Services revenue was not further disaggregated as substantially all of the revenue relates to contracts with large pharmaceutical and biotech customers as well as other CROs for which the nature, timing, and uncertainty of revenue and cash flows is similar and primarily driven by individual contract terms.
The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Clinical Services:
Client direct billing	$64,195	$72,896	$188,040	$172,431
Commercial Insurance	19,539	19,218	58,642	56,360
Medicare and Medicaid	18,295	16,460	52,929	46,484
Self-Pay	198	159	508	324
Total Clinical Services	$102,227	$108,733	$300,119	$275,599
Pharma Services:	19,113	16,711	58,478	42,852
Total Revenue	$121,340	$125,444	$358,597	$318,451

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 12. Net (Loss) Income Per Share
The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing “Net (loss) income” by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if the 2028 Convertible Notes and 2025 Convertible Notes were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of the Company’s common stock. The potential dilution from conversion of the 2028 Convertible Notes and 2025 Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of the Company’s common stock issuable upon conversion of the 2028 Convertible Notes and the 2025 Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the 2028 Convertible Notes and the 2025 Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).
The following table shows the calculations (in thousands, except net (loss) income per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjustment to net (loss) income for convertible notes in diluted EPS (1)
NET (LOSS) INCOME	$(20,348)	$2,557	$33,412	$(11,245)
Convertible note accretion, amortization, and interest, net of tax	—	1,975	—	—
NET (LOSS) INCOME USED IN DILUTED EPS	$(20,348)	$4,532	$33,412	$(11,245)

Basic weighted average shares outstanding	122,559	110,461	119,087	107,605
Dilutive effect of stock options	—	3,017	2,077	—
Dilutive effect of restricted stock awards	—	175	192	—
Dilutive effect of Convertible Notes due 2025	—	5,538	—	—
Diluted weighted average shares outstanding	122,559	119,191	121,356	107,605

Basic net (loss) income per share	$(0.17)	$0.02	$0.28	$(0.10)
Diluted net (loss) income per share	$(0.17)	$0.04	$0.28	$(0.10)
(1) This adjustment compensates for the effects of the if-converted impact of convertible notes in net income. Since an entity using the if-converted method assumes that a convertible debt instrument was converted into common shares at the beginning of the reporting period, net income is adjusted to reverse any recognized interest expense (including any amortization of discounts).

The following potential dilutive shares were excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	1,811	—	—	3,069
Restricted stock awards	201	—	—	202
2025 Convertible Notes	5,538	—	5,538	3,113
2028 Convertible Notes	5,215	—	5,101	—

The potential effect of the Capped Call Transactions entered into concurrently with the 2028 Convertible Notes were excluded from the calculation of diluted net (loss) income per share in the three and nine months ended September 30, 2021 as the Company’s closing price on September 30, 2021 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net (loss) income per share as they are anti-dilutive.
For further details on the Capped Call Transactions, please refer to Note 8. Debt.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 13. Defined Contribution Plans
The Company maintains a defined-contribution 401(k) retirement plan covering substantially all U.S. based employees (as defined). The Company's employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. Effective January 1, 2017, the Company matches 100% of every dollar contributed up to 3% of the respective employee’s compensation and an additional 50% of every dollar contributed on the next 2% of compensation (4% maximum Company match). Matching contributions were approximately $1.4 million and $4.5 million for the three and nine months ended September 30, 2021, respectively, and $1.1 million and $3.7 million for the corresponding periods ended September 30, 2020, respectively, and are recorded in cost of revenue and operating expenses.
As of the Inivata Acquisition Date, the Company operates a number of country-specific defined contribution pension plans for its employees and pays matching contributions into a separate entity through Inivata Limited, a wholly-owned subsidiary of the Company. Employer contributions are made in accordance with the terms and conditions of the respective country benefit plan. Employees may make additional contributions in accordance with the prevailing statutory limitations. Once the contributions have been paid, the Company has no further payment obligations. The assets of the plan are held separately from the Company and Inivata Limited in independently administered funds. The contributions are recognized as an expense in the Consolidated Statements of Operations when they are due. Amounts not paid are accrued as a short-term liability in the Consolidated Balance Sheets. Such amounts for the period beginning on the Inivata Acquisition Date through September 30, 2021 were immaterial.

Note 14. Commitments and Contingencies
Legal Proceeding
On January 20, 2021, Natera, Inc. filed a patent infringement complaint against the Company’s newly-acquired subsidiary Inivata Limited and its subsidiary Inivata, Inc. in United States District Court for the district of Delaware, alleging Inivata’s InVisionFirst-Lung™ cancer diagnostic test of infringing two patents. The litigation is presently in the pleadings stage. The Company believes that it has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail. At the time of filing, the outcome of this matter is not estimable or probable.
Regulatory Matter
With the assistance of outside counsel, the Company is voluntarily conducting an internal investigation that focuses on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s review of this matter is ongoing. As of September 30, 2021, the Company has accrued a reserve of $10.5 million in other long-term liabilities on the Consolidated Balance Sheets for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the ongoing investigation and interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. At this time, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.

Note 15. Related Party Transactions
On May 22, 2020, the Company formed a strategic alliance with Inivata and entered into a Strategic Alliance Agreement and Laboratory Services Agreement whereas Inivata, prior to the Inivata Acquisition Date, would render and perform certain laboratory testing which the Company made available to customers. In connection with this agreement, Inivata provided $0.8 million of testing services to the Company recorded in cost of revenue in the Consolidated Statements of Operations for the nine months ended September 30, 2021, respectively, through the Inivata Acquisition Date. Such services provided for the three and nine months ended September 30, 2020 were immaterial.
On May 22, 2020, the Company and Inivata also entered into a Line of Credit in the amount of $15 million. The Company and Inivata settled the Line of Credit after the Inivata Acquisition Date and no amounts were outstanding as of September 30, 2021. For further details on the Line of Credit, please refer to Note 7. Investment in Non-Consolidated Affiliate.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Note 16. Segment Information
The Company has two operating segments for which it recognizes revenue; Clinical Services and Pharma Services. The Company’s Clinical Services segment provides various clinical testing services to community-based pathology and oncology practices, hospital pathology labs, and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and patients. The Company’s Pharma Services segment supports pharmaceutical firms in their drug development programs by supporting various clinical trials and research as well as providing informatics related services often supporting Pharma commercialization efforts.
The financial information reviewed by the Chief Operating Decision Maker (“CODM”) includes revenues, cost of revenue and gross profit for each of the Company’s operating segments. Assets are not presented at the segment level as that information is not used by the CODM.
The following table summarizes the segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
Clinical Services	$102,227	$108,733	$300,119	$275,599
Pharma Services	19,113	16,711	58,478	42,852
Total revenue	121,340	125,444	358,597	318,451

Cost of revenue:
Clinical Services(1)	59,560	60,607	178,358	158,287
Pharma Services	14,541	10,772	38,436	31,724
Total cost of revenue	74,101	71,379	216,794	190,011

Gross Profit:
Clinical Services	42,667	48,126	121,761	117,312
Pharma Services	4,572	5,939	20,042	11,128
Total gross profit	47,239	54,065	141,803	128,440

Operating expenses:
General and administrative	63,839	36,128	158,953	107,085
Research and development	7,409	1,964	13,360	6,129
Sales and marketing	15,704	11,304	46,677	34,757
Total operating expenses	86,952	49,396	218,990	147,971
Loss (income) from operations	(39,713)	4,669	(77,187)	(19,531)
Interest expense, net	1,296	2,458	3,375	4,825
Other income, net	(89)	(11)	(431)	(7,639)
Gain on investment in and loan receivable from non-consolidated affiliate, net	(17,750)	—	(109,260)	—
Loss on extinguishment of debt	—	—	—	1,400
Loss on termination of cash flow hedge	—	—	—	3,506
(Loss) income before taxes	(23,170)	2,222	29,129	(21,623)
Income tax benefit	(2,822)	(335)	(4,283)	(10,378)
Net (loss) income	$(20,348)	$2,557	$33,412	$(11,245)

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Clinical Services cost of revenue for the three months ended September 30, 2021 includes $4.3 million of amortization of acquired developed technology intangible assets. Clinical Services cost of revenue for the nine months ended September 30, 2021 includes $5 million of amortization of acquired Inivata developed technology intangible assets and write-offs of $5.3 million for COVID-19 PCR testing inventory. Pharma Services cost of revenue for the three and nine months ended September 30, 2021 includes $0.5 million of amortization of acquired Inivata developed technology intangible assets.

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
The impact from the COVID-19 pandemic and the related disruptions have had a material adverse impact on our results of operations, volume growth rates and test volumes in 2020 and the first nine months of 2021. Demand may fluctuate depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business disruption and reduced revenues, any of which could materially affect our business, financial condition, and results of operations.
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
For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to the Company’s Form 10-K under Item 1A, “Risk Factors” for the year ended December 31, 2020, as filed with the SEC on February 25, 2021, and in Part II, Item 1A. “Risk Factors” in the Quarterly Report on Form 10-Q.
Overview
We operate a network of cancer-focused testing laboratories in the United States, Europe and Asia. Our mission is to improve patient care through exceptional cancer-focused testing services. Our vision is to be the world’s leading cancer testing and information company by delivering uncompromising quality, exceptional service and innovative solutions.
As of September 30, 2021, the Company has laboratory locations in Fort Myers and Tampa, Florida; Aliso Viejo, Carlsbad, and San Diego, California; Research Triangle Park, North Carolina; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; Cambridge, United Kingdom; Rolle, Switzerland; and Singapore. We currently offer the following types of testing services:
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
f.Morphologic analysis – the process of analyzing cells under the microscope by a pathologist, usually for the purpose of diagnosis. Morphologic analysis may be performed on a wide variety of samples, such as peripheral blood, bone marrow, lymph node, and from other sites such as lung, breast, etc. The services provided at NeoGenomics may include primary diagnosis, in which a sample is received for processing and our pathologists provide the initial diagnosis; or may include secondary consultations, in which slides and/or tissue blocks are received from an outside institution for a second opinion. In the latter setting, the expert pathologists at NeoGenomics assist our client pathologists on some of their most difficult and complex cases.
Clinical Services Segment
The clinical cancer testing services we offer to community-based pathologists are designed to be a natural extension of, and complementary to, the services that they perform within their own practices. We believe our relationship as a non-competitive partner to community-based pathology practices, hospital pathology labs, reference labs, and academic centers can empower them to expand their breadth of testing to provide a menu of services that could match or exceed the level of service found in any center of excellence around the world. Community-based pathology practices and hospital pathology labs may order certain testing services on a technical component only (“TC” or “tech-only”) basis, which allows them to participate in the diagnostic process by performing the professional component (“PC”) interpretation services without having to hire laboratory technologists or purchase the sophisticated equipment needed to perform the technical component of the tests. We also support our pathology clients with interpretation and consultative services using our own specialized team of pathologists for difficult or complex cases and provide overflow interpretation services when requested by clients.
NeoGenomics is a leading provider of Molecular and NGS testing. These tests are interpreted by NeoGenomics’ team of Molecular experts and are often ordered in conjunction with other testing modalities. NGS panels are one of our fastest growing testing areas and clients can often receive a significant amount of biomarker information from very limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. NeoGenomics has one of the broadest Molecular menus in the industry and our targeted NeoTYPE panels include genes relevant to a particular cancer type, as well as other complementary tests such as IHC and

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISH. This comprehensive menu means that NeoGenomics can be a “one-stop shop” for our clients who can get all of their oncology testing needs satisfied by our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. NeoGenomics expects our Molecular laboratory and NGS capabilities to be a key growth driver in the coming years.
In addition, we directly serve oncology, dermatology and other clinician practices that prefer to have a direct relationship with a laboratory for cancer-related genetic testing services. We typically serve these types of clients with a comprehensive service offering where we perform both the technical and professional components of the tests ordered. In certain instances, larger clinician practices have begun to internalize pathology interpretation services, and our tech-only service offering allows these larger clinician practices to also participate in the diagnostic process by performing the PC interpretation services on TC testing performed by NeoGenomics. In these instances, NeoGenomics will typically provide all of the more complex, molecular testing services.
Pharma Services Segment
Our Pharma Services revenue consists of three revenue streams:
•Clinical trials and research;
•Validation laboratory services; and
•Informatics.
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
Our Pharma Services segment provides comprehensive testing services in support of our pharmaceutical clients’ oncology programs from discovery to commercialization. In biomarker discovery, our aim is to help our customers discover the right content. We help our customers develop a biomarker hypothesis by recommending an optimal platform for molecular screening and backing our discovery tools with the informatics to capture meaningful data. In other pre-clinical and non-clinical work, we can use our platforms to characterize markers of interest. Moving from discovery to development, we seek to help our customers refine their biomarker strategy and, if applicable, develop a companion diagnostic pathway using the optimal technology for large-scale clinical trial testing.
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
We believe that NeoGenomics is well positioned to service Pharma sponsors across the full continuum of the drug development process. Our Pharma Services team can work with them during the basic research and development phase as compounds come out of translational research departments as well as work with clients from Phase 1 clinical trials through Phases II and III as the sponsors work to prove the efficacy of their drugs. The laboratory biomarker tests that are developed during this process may become companion diagnostic (“CDx”) tests that will be used on patients to determine if they could respond to a certain therapy. NeoGenomics is able to offer these CDx tests to the market immediately after FDA approval as part of our Day 1 readiness program. This ability helps to speed the commercialization of their drug and can enable Pharma sponsors to reach patients through NeoGenomics broad distribution channel in the Clinical Services segment.
We are continuing to develop and broaden our informatics and data-related tools to leverage our unique market position and oncology expertise to help our stakeholders solve real-world problems such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers. We are committed to connecting patients with life altering therapies and trials. In carrying out these commitments, we aim to provide transparency and choice to patients regarding the handling and use of their data through our Notice of Privacy Practices, and have invested in leading technologies to seek to ensure the data we maintain is secured at all times.
2021 Focus Areas:
We are committed to sustainable growth while being an innovative leader in our industry. Our focus for 2021 includes initiatives to drive consistent and profitable growth while pursuing innovation and maintaining exceptional service levels. We

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expect these initiatives to allow the Company to continue on its path to become one of the world’s leading cancer testing and information company.
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
Building a resilient, sustainable organization is central to the success of our Company. Our focus is on expanding our purpose to extend beyond the organization to include all stakeholders. This includes the communities we serve and our society as a whole. We build our talent through coaching and mentoring programs to meet the demands of our critical work of the future and our leadership needs. We seek to partner within our communities to remove barriers and sponsor educational opportunities needed to meet our highly-skilled workforce demands.
Continue to Provide Uncompromising Quality and Exceptional Service
Maintaining the highest quality laboratory operations and service levels has helped us to consistently grow our business. We are continuously looking for ways to improve quality and implement best practices to streamline processes. We are focused on increasing automation with solutions that we expect will maintain quality while improving efficiency in operations.
We will continue to grow a culture of quality through our leadership, coaching and employee training initiatives. We aim to empower our employees to deliver high-quality results in their respective functions. We will implement initiatives to measure and improve turnaround times while maintaining a culture of quality, which we expect will continue to meet or exceed our customers’ expectations.
Pursue Innovation and Growth
Our plans for 2021 include initiatives to continue to drive sustainable growth and innovation. We will continue to pursue market share gains by providing high complexity, cancer-related laboratory testing services to hospitals, community-based pathology and oncology practices, academic centers, clinicians, and pharmaceutical companies. Additionally, we will focus on continued reimbursement effectiveness through improving coverage, streamlining processes, and providing clients more efficient, automated ordering methods, which we believe will continue to fuel our growth and market share.
Our laboratory and informatics teams will continue to focus on new assays and product offerings, including liquid biopsy, MRD and other high-quality tests. We expect this to enhance our strategic position while enabling us to maintain our high levels of client retention.
Our broad and innovative test menu of molecular, including NGS, IHC, and other testing has helped make us a “one-stop shop” for many clients who value that all of their testing can be sent to one laboratory. We will continue to look for growth opportunities through mergers and/or acquisitions and are focused on strategic opportunities that would be complementary to our menu of services and would increase our earnings and cash flow in the short to medium time frame. We are also focused on investing in business development and informatics capabilities to partner with our key stakeholders, including patients, providers, payers, and pharmaceutical companies to provide solutions to current or near-term problems that they face.
Competitive Strengths
In addition to the competitive strengths discussed below, the Company believes that its superior testing technologies and instrumentation, laboratory information system, client education programs, and broad domestic and growing international presence also differentiates NeoGenomics from its competitors.
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
World-class Medical and Scientific Team
Our team of medical professionals and Ph.Ds. are specialists in the field of genetics, oncology and pathology. As of September 30, 2021, we employed or contracted with approximately 135 M.D.s and Ph.Ds. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories. Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases. For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to Pharmaceutical companies.
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
Results of Operations for the Three and Nine Months Ended September 30, 2021 as Compared to the Three and Nine Months Ended September 30, 2020
The following table presents the Consolidated Statements of Operations as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	61.1%	56.9%	60.5%	59.7%
Gross Profit	38.9%	43.1%	39.5%	40.3%
Operating expenses:
General and administrative	52.6%	28.8%	44.3%	33.6%
Research and development	6.1%	1.6%	3.7%	1.9%
Sales and marketing	12.9%	9.0%	13.0%	10.9%
Total operating expenses	71.6%	39.4%	61.0%	46.4%
(Loss) income from operations	(32.7)%	3.7%	(21.5)%	(6.1)%
Interest expense, net	1.1%	2.0%	0.9%	1.5%
Other income, net	(0.2)%	—%	(0.1)%	(2.4)%
Gain on investment in and loan receivable from non-consolidated affiliate, net	(14.6)%	—%	(30.5)%	—%
Loss on extinguishment of debt	—%	—%	—%	0.4%
Loss on termination of cash flow hedge	—%	—%	—%	1.1%
(Loss) income before taxes	(19.0)%	1.7%	8.2%	(6.7)%
Income tax benefit	(2.3)%	(0.3)%	(1.2)%	(3.3)%
Net (loss) income	(16.7)%	2.0%	9.4%	(3.4)%
 (1) Cost of revenue for the three months ended September 30, 2021 includes $4.8 million of amortization of acquired Inivata developed technology intangible assets. Cost of revenue for the nine months ended September 30, 2021 includes $5.6 million of amortization of acquired Inivata developed technology intangible assets and write-offs of $5.3 million for COVID-19 PCR testing inventory.
Clinical and Pharma Services net revenues for the periods presented are as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net revenue:
Clinical Services	$102,227	$108,733	$(6,506)	(6.0)%	$300,119	$275,599	$24,520	8.9%
Pharma Services	19,113	16,711	2,402	14.4%	58,478	42,852	15,626	36.5%
Total revenue	$121,340	$125,444	$(4,104)	(3.3)%	$358,597	$318,451	$40,146	12.6%
Revenue
Consolidated revenues decreased $4.1 million, or 3.3%, year-over-year. Clinical Services revenue for the three and nine months ended September 30, 2021 decreased $6.5 million and increased $24.5 million, respectively, when compared to the same periods in 2020. Clinical testing volume(1) increased by approximately 6.8% and 14.7% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase in Clinical Services revenue from these Clinical testing volume(1) increases were partially offset by a decrease in COVID-19 PCR testing revenue for the same periods. The Company exited its COVID-19 PCR testing in March 2021 and had no COVID-19 PCR testing revenue in the three months ended September 30, 2021 and $1.6 million of COVID-19 PCR testing revenue in the nine months ended September 30, 2021. In the three and nine months ended September 30, 2020, the Company had $17 million and $18.9 million of COVID-19 PCR testing revenue, respectively.

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
Pharma Services revenue for the three and nine months ended September 30, 2021 increased $2.4 million and $15.6 million, respectively, compared to the same periods in 2020. In addition, our backlog of signed contracts has continued to grow from $208.9 million as of December 31, 2020 to $261 million as of September 30, 2021. We expect this backlog to result in higher revenues in future quarters.
The following table shows Clinical revenue, cost of revenue, requisitions received and tests performed for the three and nine months ended September 30, 2021 and 2020, excluding requisitions, tests, revenue and costs of revenue for Pharma Services and COVID-19 PCR tests. Testing revenue and cost of revenue are presented in thousands below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Clinical(2):
Requisitions (cases) received	159,625	147,518	8.2%	473,898	406,250	16.7%
Number of tests performed	272,732	255,458	6.8%	815,008	710,678	14.7%
Average number of tests/requisitions	1.71	1.73	(1.2)%	1.72	1.75	(1.7)%

Clinical testing revenue	$102,227	$91,777	11.4%	$298,563	$256,680	16.3%
Average revenue/requisition	$640	$622	2.9%	$630	$632	(0.3)%
Average revenue/test	$375	$359	4.5%	$366	$361	1.4%

Cost of revenue	$55,321	$50,401	9.8%	$165,457	$146,645	12.8%
Average cost/requisition	$347	$342	1.5%	$349	$361	(3.3)%
Average cost/test	$203	$197	3.0%	$203	$206	(1.5)%
(2) Clinical tests exclude requisitions, tests, revenue and costs of revenue for Pharma Services and COVID-19 PCR tests. Cost of revenue also excludes the amortization for acquired Inivata developed technology intangible assets.
Average revenue per test increased 4.5% and 1.4% for the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020.
Cost of Revenue and Gross Profit
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.
Average cost per clinical test increased 3.0% and decreased 1.5% for the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020, reflecting volume fluctuations due to the COVID-19 pandemic and the fixed nature of many of our laboratory costs. In 2020, we did not reduce our workforce due to temporary declines in volume related to the COVID-19 pandemic.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated cost of revenue and gross profit metrics are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2021	2020	% Change	2021	2020	% Change
Cost of revenue:
Clinical Services(3)	$59,560	$60,607	(1.7)%	$178,358	$158,287	12.7%
Pharma Services	14,541	10,772	35.0%	38,436	31,724	21.2%
Total cost of revenue	$74,101	$71,379	3.8%	$216,794	$190,011	14.1%
Cost of revenue as a % of revenue	61.1%	56.9%		60.5%	59.7%

Gross profit:
Clinical Services	$42,667	$48,126	(11.3)%	$121,761	$117,312	3.8%
Pharma Services	4,572	5,939	(23.0)%	20,042	11,128	80.1%
Total gross profit	$47,239	$54,065	(12.6)%	$141,803	$128,440	10.4%
Gross profit margin	38.9%	43.1%		39.5%	40.3%
(3) Clinical Services cost of revenue for the three months ended September 30, 2021 includes $4.3 million of amortization of acquired Inivata developed technology intangible assets. Clinical Services cost of revenue for the nine months ended September 30, 2021 includes $5 million of amortization of acquired Inivata developed technology intangible assets and write-offs of $5.3 million for COVID-19 PCR testing inventory. Pharma Services cost of revenue for the three and nine months ended September 30, 2021 includes $0.5 million of amortization of acquired Inivata developed technology intangible assets.
Consolidated cost of revenue increased for the three and nine months ended September 30, 2021 when compared to the same periods in 2020 due to increases in supplies expense due to higher volume, write-offs related to our exit from COVID-19 PCR testing, and payroll related costs. Gross profit margin decreased for the three and nine months ended September 30, 2021, compared to the same periods in 2020 as a result of the combined effect of lower testing volume due to the resurgence of the COVID-19 pandemic and the fixed nature of many of our laboratory costs.
General and Administrative Expenses
General and administrative expenses consist of payroll and payroll related costs for our executive, billing, finance, human resources, information technology, and other administrative personnel, as well as stock-based compensation. We also allocate professional services, facilities expense, IT infrastructure costs, depreciation, amortization and other administrative-related costs to general and administrative expenses.
Consolidated general and administrative expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
General and administrative	$63,839	$36,128	$27,711	76.7%	$158,953	$107,085	$51,868	48.4%
As a % of revenue	52.6%	28.8%			44.3%	33.6%

General and administrative expenses increased $27.7 million and $51.9 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. These increases primarily reflected acquisition and integration costs related to the acquisitions of Inivata and Trapelo, a loss contingency for the regulatory matter, an increase in payroll and payroll-related costs due to increases in personnel to support our near and long-term growth, and an increase in professional fees.
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, including payroll and payroll related costs, maintenance of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$7,409	$1,964	$5,445	277.2%	$13,360	$6,129	$7,231	118.0%
As a % of revenue	6.1%	1.6%			3.7%	1.9%

Research and development expenses increased $5.4 million and $7.2 million for the three and nine months ended September 30, 2021 when compared to the same periods in 2020. These increases were driven by investments in new test development and FDA initiatives.
We anticipate research and development expenditures will significantly increase in future quarters as we continue to invest in development costs for innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel.
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Sales and marketing	$15,704	$11,304	$4,400	38.9%	$46,677	$34,757	$11,920	34.3%
As a % of revenue	12.9%	9.0%			13.0%	10.9%

Sales and marketing expenses increased $4.4 million and $11.9 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. These increases primarily reflect higher commissions due to our increase in revenues, the expansion of our sales team and continued investment in marketing. We expect higher commissions expense in the coming quarters as our sales representatives continue generating new business in both of our business segments. We expect our sales and marketing expenses over the long term to align with changes in revenue.
Interest Expense, net
Net interest expense decreased $1.2 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. Interest expense reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually. For further details regarding the convertible notes, please refer to Note 8. Debt, in the accompanying notes to the unaudited Consolidated Financial Statements.
Gain on Investment In and Loan Receivable from Non-Consolidated Affiliate, Net
The Company recorded a gain on investment in and loan receivable from non-consolidated affiliate, net, within the Company’s Consolidated Statements of Operations of $17.8 million and $109.3 million in the three and nine months ended September 30, 2021, respectively, for the excess of the acquisition-date fair value of the Company’s previously-held equity interest, Purchase Option, and Line of Credit over their carrying values. There were no such amounts for the three and nine months ended September 30, 2020. For further details regarding the previously-held equity investment, purchase option in Inivata and the related gain, please refer to Note 3. Acquisitions and Note 7. Investment in Non-Consolidated Affiliate, in the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Loss) Income Per Share
The following table provides consolidated net (loss) income for each period along with the computation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except net (loss) income per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjustment to net (loss) income for convertible notes in diluted EPS(4)
Net (loss) income	$(20,348)	$2,557	$33,412	$(11,245)
Convertible note accretion, amortization, and interest, net of tax	—	1,975	—	—
Net (loss) income used in diluted EPS	$(20,348)	$4,532	$33,412	$(11,245)

Basic weighted average shares outstanding	122,559	110,461	119,087	107,605
Diluted weighted average shares outstanding	122,559	119,191	121,356	107,605

Basic net (loss) income per share	$(0.17)	$0.02	$0.28	$(0.10)
Diluted net (loss) income per share	$(0.17)	$0.04	$0.28	$(0.10)

(4) This adjustment compensates for the effects of the if-converted impact of convertible notes in net income. Since an entity using the if-converted method assumes that a convertible debt instrument was converted into common shares at the beginning of the reporting period, net income is adjusted to reverse any recognized interest expense (including any amortization of discounts).

Non-GAAP Measures
Use of Non-GAAP Financial Measures
The financial results and financial guidance include the use of certain non-GAAP financial measures. Management believes that the presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors and facilitates the analysis of the core operating results and comparison of core operating results across reporting periods. Management also uses non-GAAP financial measures for financial and operational decision making, planning and forecasting purposes and to manage the business. Management believes that these non-GAAP financial measures may assist investors in evaluating the operating results and future prospects. The non-GAAP financial measures do not replace the presentation of GAAP financial results and should only be used as a supplement to, and not as a substitute for, the financial results presented in accordance with GAAP. There are limitations inherent in non-GAAP financial measures because they exclude charges and credits that are required to be included in a GAAP presentation, and do not present the full measure of the recorded costs against its net revenue. In addition, the definition of the non-GAAP financial measures below may differ from non-GAAP measures used by other companies.
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income from continuing operations before: (i) interest expense, (ii) tax (benefit) or expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation expense, and, if applicable in a reporting period, (v) acquisition and integration related expenses, (vi) write-off of COVID-19 PCR testing inventory and equipment, (vii) new headquarters moving expenses, (viii) gain on investment in and loan receivable from non-consolidated affiliate, net, (ix) loss contingency for regulatory matter, and (x) other significant or non-operating (income) or expenses, net.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a reconciliation of GAAP net (loss) income to Non-GAAP EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net (loss) income (GAAP)	$(20,348)	$2,557	$33,412	$(11,245)
Adjustments to net (loss) income:
Interest expense, net	1,296	2,458	3,375	4,825
Income tax benefit	(2,822)	(335)	(4,283)	(10,378)
Amortization of intangibles	8,474	2,468	14,683	7,387
Depreciation	8,178	6,528	21,807	18,705
EBITDA (non-GAAP)	$(5,222)	$13,676	$68,994	$9,294
Further adjustments to EBITDA:
Acquisition and integration related expenses	1,533	446	13,345	1,852
Write-off of COVID-19 PCR testing inventory and equipment	—	—	6,061	—
New headquarters moving expenses	775	—	1,143	—
Non-cash stock-based compensation expense	5,237	2,715	12,396	7,536
Gain on investment in and loan receivable from non-consolidated affiliate, net	(17,750)	—	(109,260)	—
Loss contingency for regulatory matter	10,500	—	10,500	—
Other significant expenses (income), net (1)	1,814	(105)	2,445	(2,100)
Adjusted EBITDA (non-GAAP)	$(3,113)	$16,732	$5,624	$16,582
(1) Other significant expenses (income), net, includes strategic deal costs, CEO transition costs, reimbursements received related to the CARES Act, cash flow hedge termination fees, debt retirement fees, and certain non-recurring items.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the nine months ended September 30, 2021 and 2020 as well balances of cash and cash equivalents and working capital:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(6,947)	$(4,525)
Investing activities	(622,784)	(130,587)
Financing activities	722,825	227,332
Net change in cash, cash equivalents and restricted cash	93,094	92,220
Cash, cash equivalents and restricted cash, beginning of period	$250,632	$173,016
Cash, cash equivalents and restricted cash, end of period	$343,726	$265,236
Working Capital (1), end of period	$617,193	$357,763
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
During the nine months ended September 30, 2021, cash used in operating activities was $6.9 million, consisting of net income of $33.4 million less adjustments to the net income of $45.1 million. Included in net income was $13.3 million of acquisition and integration costs. Included in the adjustments to the net income was $109.3 million of realized net gain on investment in and loan receivable from non-consolidated affiliate and $6.1 million of write-offs of COVID-19 PCR testing inventory and equipment related to the exit from COVID-19 PCR testing. The change in operating assets and liabilities was primarily driven by an increase in amounts funded for the development of our new headquarters and other prepaid assets, an increase in loss

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

contingency for the regulatory matter and an increase in accrued payroll liabilities due to increases in personnel. These increases were offset by a decrease in accounts receivable, net, due to timing of cash receipts and a decrease in inventory due to COVID-19 PCR testing inventory write-offs in the first quarter of 2021.
Cash Flows from Investing Activities
During the nine months ended September 30, 2021, cash used in investing activities was $622.8 million, an increase of approximately $492.2 million compared to the same period in 2020. This was due to $419.4 million of net cash used for the acquisitions of Inivata and Trapelo as well as net investments in marketable securities of $136.2 million, $52.2 million of cash used for capital expenditures and the disbursement of a $15 million loan receivable from non-consolidated affiliate.
Cash Flows from Financing Activities
During the nine months ended September 30, 2021, cash provided by financing activities was $722.8 million compared to $227.3 million in the same period in 2020. Cash provided by financing activities during the nine months ended September 30, 2021 consisted of $408.1 million of net proceeds from equity offerings, convertible debt proceeds of $334.4 million, net of issuance costs and $12.1 million for the net issuance of common stock. This activity was offset by the use of cash in the amounts of $29.3 million for premiums paid for capped call confirmations and $2.5 million for the net repayment of equipment financing obligations.
Liquidity Outlook
We had $340.6 million in unrestricted cash and cash equivalents as of September 30, 2021 in addition to $202.1 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities and cash collections are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital and capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2021 will be in the range of $60 million to $75 million, including capital expenditures related to Trapelo and Inivata. During the nine months ended September 30, 2021, we purchased, with cash, approximately $52.2 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash and financing.
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
Off-balance Sheet Arrangements
As of September 30, 2021, we do not use or have special purpose entities or other off-balance sheet financing techniques that we believe have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

NEOGENOMICS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. We are exposed to market risks, including changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on September 30, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.
Foreign Currency Exchange Risk
We have operations in Cambridge, United Kingdom; Rolle, Switzerland; Suzhou, China; and Singapore. Our international revenues and expenses denominated in foreign currencies (primarily British Pounds, Swiss Francs, Chinese Renminbi and Singapore Dollars) expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We do not hedge foreign currency exchange risks and do not currently believe that these risks are significant.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
The following risk factors are in addition to the risks described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 25, 2021. The effects of the events and circumstances described in the following risk factors may heighten the risks contained in the Company’s Annual Report on Form 10-K.
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
We are exposed to liability, penalties or limitations on our operations due to failure to comply with significant government regulation and laboratory operations.
We are subject to extensive state and federal regulatory oversight. Specifically, each of our laboratories must satisfy federal requirements under CLIA and to maintain the appropriate CLIA Certificate for all testing performed at the lab. Additionally, most states have adopted various laws and regulations setting standards for laboratories performing clinical laboratory testing and requiring laboratories to obtain and maintain a state laboratory license before the laboratory is authorized to perform testing. These state licensure laws address a host of requirements and often include permissible and prohibited practices involving digital health, including but not limited to telehealth and telepathology.
Periodic inspections or surveys are performed to determine whether our laboratory locations are compliant with CLIA requirements or with applicable state licensure or certification laws. The sanctions for failure to comply with CLIA, state licensure requirements, or other applicable laws and regulations include the suspension, revocation, or limitation of the right to perform clinical laboratory services or receive compensation for those services, as well as the requirement to enter into a corrective action plan to monitor compliance, and the imposition of civil or criminal penalties or administrative fines. In addition, any new legislation or regulation or the application of existing laws and regulations in ways that we have not anticipated could have a material adverse effect on our business, results of operations and financial condition.
Existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical laboratories, and their referral sources, including physicians, hospitals and other laboratories. Certain of these laws, including the federal Anti-Kickback Statutes (“AKS”) and the federal physician self-referral law (the “Stark Law”) contain extremely broad proscriptions. Violation of these laws results in criminal penalties, exclusion from participation in the Medicare, Medicaid, and other federal healthcare programs, repayment of reimbursement received related to services tied to any impermissible referrals, or civil monetary penalties, which may be significant, as well as potential False Claims Act liability. Government authorities may determine that our arrangements with physicians and other clients do not comply with the federal AKS, Stark Law and similar state laws and impose civil monetary penalties or exclude us based on our arrangements with physicians and other clients. The Company, for example, is voluntarily conducting an internal investigation, with the assistance of outside counsel, that focuses on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s review of this matter is ongoing. As of September 30, 2021, the Company has accrued a reserve of $10.5 million in other long-term liabilities on the Consolidated Balance Sheets for potential damages and liabilities associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the ongoing investigation and interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. At this time, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Determinations that the Company’s operations or activities do not, or did not, comply with laws or regulations, however, may result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations
The federal Civil Monetary Penalties Law (“federal CMP Law”) imposes civil monetary penalties and potential exclusion from Medicare and Medicaid programs on any person who offers or transfers remuneration to any patient who is a Medicare or Medicaid beneficiary, when the person knows or should know that the remuneration is likely to induce the patient to receive medical services from a particular provider. The federal CMP Law applies, among other things, to many kinds of inducements or benefits provided to patients, including complimentary items, services or transportation that are of more than nominal value. Government authorities may determine our operations and provision of services do not comply with the law and its interpretations and impose civil monetary penalties and exclude us from participation in Medicare and Medicaid for past or present practices related to patient incentive, coordination of care and need-based programs.
Furthermore, HIPAA, the HITECH Act, (as implemented through HIPAA’s privacy and security regulations) and similar state laws contain provisions that require the electronic exchange of health information, such as claims submission and receipt of remittances, using standard transactions and code sets, which we refer to as “Standards”, and regulate the use and disclosure of patient records and other PHI. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and govern many healthcare providers, including physicians and clinical laboratories. Failure to comply with the Standards, the HIPAA privacy and security regulations, and applicable state privacy and security laws, risks a material adverse effect on our business, results of operations and our financial condition and could subject us to liability. Additionally, while there is no private right of action under HIPAA, state Attorneys General may bring an action against a covered entity, such as us, for a violation of HIPAA, and the federal Office for Civil Rights can impose fines and penalties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None for the quarterly period ended September 30, 2021 that have not previously been included in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	36	$44.97	—	—
August 1, 2021 - August 30, 2021	5,981	46.11	—	—
September 1, 2021 - September 30, 2021	517	50.14	—	—
Total	6,534	46.43	—	—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1*	Employment Agreement between NeoGenomics, Inc. and Halley Gilbert dated August 9, 2021.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive (Loss) Income and (v) related notes

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (included within Exhibit 101 attachments)

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2021	NEOGENOMICS, INC.

	By:	/s/ Mark W. Mallon
	Name:	Mark W. Mallon
	Title:	Director and Chief Executive Officer

	By:	/s/ Kathryn B. McKenzie
	Name:	Kathryn B. McKenzie
	Title:	Chief Financial Officer