Form 10-K
period 2021-12-31
NEOGENOMICS INC
filed 2022-02-25
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission File Number: 001-35756

NEOGENOMICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	74-2897368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
9490 NeoGenomics Way, Fort Myers, FL 33912
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     ☐   Yes     ☒   No
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4.1 billion, based on the closing price of the registrant’s common stock of $45.17 per share on June 30, 2021.
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 21, 2022: 124,025,766.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEOGENOMICS, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2021

Table of Contents	NEOGENOMICS, INC.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intends,” “may,” “plan,” “potential,” “project,” “will,” “would,” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements address various matters, including the Company’s strategy, future operations, future financial position, future revenues, changing reimbursement levels from government payers and private insurers, projected costs, prospects and plans and objectives of management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth below under “Risk Factors Summary” and in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”).
The forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this report, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, financial condition or results of operations.
Risks Relating to Our Business
•The coronavirus (“COVID-19”) pandemic is highly dynamic in the United States and throughout the world and may adversely affect our operations and financial condition.
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
•We may be unable to make, on a timely basis, necessary changes to our internal control structure resulting from the acquisitions of Trapelo Health (“Trapelo”) and Inivata Limited (“Inivata”).
•Trapelo and Inivata may have liabilities that are not known, probable or estimable at this time.
•Servicing our Convertible Notes will require a significant amount of cash. We may not have sufficient cash flow from our business to pay our obligations under the notes, which could adversely affect our financial condition and operating results.
•We depend substantially upon third parties for payment of services, which could have a material adverse effect on our cash flows and results of operations.
•We are dependent on key personnel and need to hire additional qualified personnel in order for our business to succeed.
•We depend on information technology systems and maintain protected personal data, and a cyber attack or other breach affecting these information technology systems or protected data could have a material adverse effect on our results of operations.

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
Risks Related to Our Common Stock
•The capped call transactions may affect the value of the notes and our common stock.
•Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.
Risks Relating to Regulation
•Regulatory changes, such as proposed government regulation of Laboratory Developed Tests (“LDTs”), could require us to conduct additional clinical trials or result in delays, increased costs or the failure to obtain necessary regulatory approvals, which could harm our business.
•Changes in laws, regulations, contracting arrangements with payers, or payer policies, including steps taken by payers to control utilization and reimbursement of healthcare services, may adversely affect coverage or reimbursement for our specialized diagnostic services, which may decrease our revenues and adversely affect our results of operations and financial condition.
•Our net revenue will be diminished if payers do not adequately cover or reimburse our services.
•Third-party billing is extremely complicated and results in significant additional costs to us.
•Our operations are subject to strict laws prohibiting fraudulent billing and other abuse, and our failure to comply with such laws could result in substantial penalties, including exclusion from participation in Medicare, Medicaid and other governmental payer programs.
•The failure to comply with fraud and abuse laws, including physician self-referral laws and anti-kickback laws, may subject us to liability, penalties or limitation of operations.
•Failure to comply with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) Privacy, Security and Breach Notification Regulations may increase our operational costs, and we are subject to security risks which could harm our operations.
Trademarks
The “NeoGenomics,” “Genoptix” and “Clarient” names and logos have been trademarked with the United States Patent and Trademark Office. We have trademarked or have applications pending for the brand names CHART, COMPASS, FLEXREPORT, HEMEFISH, MULTIOMYX, NEOACTT, NEOARRAY, NEOCOMPLETE, NEOFISH, NeoLab, NEOGENOMICS LABORATORIES, NeoLink, NeoLIQUID, NEONET, NEOPATH, NEOREACH, NeoSCORE, NEOSEQ, NeoSITE, NEOSMART, NeoTYPE, NeoUniversity, NEOVUE, and PATHSITE. We also have trademarked or have pending trademarks for the marketing slogans “TAKING CANCER PERSONALLY,” “UNIVERSAL FUSION EXPRESSION,” “Unifying Cancer Care,” “UNIFYING,” “NEOGENOMICS EUROPE,” and “WHERE PASSION MEETS PURPOSE”. Any other trademarks, registered marks and trade names appearing in this annual report on Form 10-K are the property of their respective holders.

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
COVID-19 Pandemic
In December 2019 a novel strain of coronavirus was identified and the disease has since spread across the world, including the United States. In March 2020 the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially adversely affecting the Company’s employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will impact the Company’s business, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national, and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition and cash flows are likely to continue to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.
The impact from the COVID-19 pandemic and the related disruptions have had a significant adverse impact on our results of operations, volume growth rates and test volumes in 2020 and 2021. Demand may fluctuate depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business disruption, reduced revenues and number of tests, any of which could materially affect our business, financial condition, and results of operations.
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
For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Overview
We operate a network of cancer-focused testing laboratories in the United States, Europe and Asia. Our mission is to improve patient care through exceptional cancer-focused testing services. Our vision is to be the world’s leading cancer testing and information company by delivering uncompromising quality, exceptional service and innovative solutions.
As of December 31, 2021, the Company operates CAP accredited and CLIA certified laboratories in Fort Myers and Tampa, Florida; Aliso Viejo, Carlsbad and San Diego, California; Research Triangle Park, North Carolina; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; and Phoenix, Arizona; and CAP accredited laboratories in Cambridge, United Kingdom; Rolle, Switzerland; and Singapore. We currently offer the following types of testing services:
•Cytogenetics (“karyotype analysis”) – the study of normal and abnormal chromosomes and their relationship to disease. Cytogenetics involves analyzing the chromosome structure to identify changes from patterns seen in normal chromosomes. Cytogenetic studies are often performed to provide diagnostic, prognostic and occasionally predictive information for patients with hematological malignancies.
•Fluorescence In-Situ Hybridization (“FISH”) – a molecular cytogenetic technique that focuses on detecting and localizing the presence or absence of specific DNA sequences and genes on chromosomes. The technique uses fluorescent probes that bind to only those parts of the chromosome with which they show a high degree of sequence similarity. Fluorescence microscopy is used to visualize the fluorescent probes bound to the chromosomes. FISH can be used to help identify numerous types of gene alterations, including amplifications, deletions, and translocations.
•Flow cytometry – a technique utilized to measure the characteristics of cell populations. Typically performed on liquid samples such as peripheral blood and bone marrow aspirate, it may also be performed on solid tissue samples

Table of Contents	NEOGENOMICS, INC.
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
•Immunohistochemistry (“IHC”) and Digital Imaging – the process of localizing cellular proteins in tissue sections and relies on the principle of antigen-antibody binding. IHC is widely used in the diagnosis of abnormal cells such as those found in cancer. Specific surface membrane, cytoplasmic, or nuclear markers may be identified. IHC is also widely used to understand the distribution and localization of differentially expressed proteins. Digital imaging allows clients to visualize scanned slides and also perform quantitative analysis for certain stains. Scanned slides are received online in real time and can be previewed often a full day before the glass slides can be shipped back to clients.
•Molecular testing – a rapidly growing field which includes a broad range of laboratory techniques utilized in cancer testing. Most molecular techniques rely on the analysis of DNA and/or RNA, as well as the structure and function of genes at the molecular level. Molecular testing technologies include: liquid biopsy tests for advanced non-small cell lung cancer, all solid tumor types (pan-cancer), and certain breast cancer cases; DNA fragment length analysis; polymerase chain reaction (“PCR”) analysis; reverse transcriptase polymerase chain reaction (“RT-PCR”) analysis, real-time (or quantitative) polymerase chain reaction (“qPCR”) analysis; bi-directional Sanger sequencing analysis; and next-generation sequencing (“NGS”) analysis.
•Morphologic analysis – the process of analyzing cells under the microscope by a pathologist, usually for the purpose of diagnosis. Morphologic analysis may be performed on a wide variety of samples, such as peripheral blood, bone marrow, lymph node, and from other sites such as lung, breast, etc. The services provided at NeoGenomics may include primary diagnosis, in which a sample is received for processing and our pathologists provide the initial diagnosis; or may include secondary consultations, in which slides and/or tissue blocks are received from an outside institution for second opinion. In the latter setting, the expert pathologists at NeoGenomics assist our client pathologists on their most difficult and complex cases.
Reportable Segments
We have analyzed our reporting structure, the information available to our Chief Operating Decision Maker (“CODM”) and the information being used to make strategic decisions and have identified two primary types of customers: Clinical and Pharma. Our Clinical customers include community-based pathology practices, hospital pathology labs, reference labs, and academic centers. Our Pharma customers include pharmaceutical companies to whom we provide testing and other services to support their research studies and clinical trials.
In 2021, our Clinical Services segment accounted for 83% of consolidated revenue and our Pharma Services segment accounted for 17% of consolidated revenue. Please refer to Note 19. Segment Information, to our Consolidated Financial Statements included in this Annual Report for further financial information about these segments.
Clinical Services Segment
The clinical cancer testing services we offer to community-based pathologists are designed to be a natural extension of, and complementary to, the services that they perform within their own practices. We believe our relationship as a non-competitive partner to community-based pathology practices, hospital pathology labs, reference labs, and academic centers can empower them to expand their breadth of testing to provide a menu of services that could match or exceed the level of service found in any center of excellence around the world. Community-based pathology practices and hospital pathology labs may order certain testing services on a technical component only (“TC” or “tech-only”) basis, which allows them to participate in the diagnostic process by performing the professional component (“PC”) interpretation services without having to hire laboratory technologists or purchase the sophisticated equipment needed to perform the technical component of the tests. We also support our pathology clients with interpretation and consultative services using our own specialized team of pathologists for difficult or complex cases and we provide overflow interpretation services when requested by clients.
We are is a leading provider of Molecular and NGS testing. These tests are interpreted by NeoGenomics’ team of Molecular experts and are often ordered in conjunction with other testing modalities. NGS panels are one of our fastest growing testing areas and clients can often receive a significant amount of biomarker information from very limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. We have one of the broadest Molecular menus in the industry and our targeted NeoTYPE

Table of Contents	NEOGENOMICS, INC.
panels include genes relevant to a particular cancer type, as well as other complementary tests such as IHC and FISH. In addition, we offer molecular-only NGS targeted and comprehensive panels which combine DNA and RNA into a single work stream in order to report a full spectrum of genomic alterations, including mutation, fusions, copy number variations, and gene expression. This comprehensive menu means that NeoGenomics can be a “one-stop shop” for our clients who can get all of their oncology testing needs satisfied by our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. The acquisition of Inivata, provided us with oncology Liquid Biopsy technology capabilities. InVisionFirst®-Lung is a highly sensitive, targeted plasma-based assay for patients with non-small cell lung cancer, and RaDaR™ is an industry-leading liquid biopsy assay designed to detect residual disease and recurrence in plasma samples from patients with solid tumor malignancies. We expect our Molecular laboratory and NGS capabilities to be a key growth driver in the coming years.
In addition we directly serve oncology, dermatology and other clinician practices that prefer to have a direct relationship with a laboratory for cancer-related genetic testing services. We typically serve these types of clients with a comprehensive service offering where we perform both the technical and professional components of the tests ordered. In certain instances, larger clinician practices have begun to internalize pathology interpretation services, and our tech-only service offering allows these larger clinician practices to also participate in the diagnostic process by performing the PC interpretation services on TC testing performed by us. In these instances we will typically provide all of the more complex, molecular testing services.
Pharma Services Segment
Our Pharma Services revenue consists of the following three revenue streams:
•Clinical trials and research;
•Validation laboratory services; and
•Informatics.
Our Pharma Services segment supports pharmaceutical firms in their drug development programs by supporting various clinical trials and research. This portion of our business often involves working with the pharmaceutical firms (“sponsors”) on study design as well as performing the required testing. Our medical team often advises the sponsor and works closely with them as specimens are received from the enrolled sites. We also work on developing tests that will be used as part of a companion diagnostic to determine patients’ response to a particular drug. As studies unfold, our clinical trials team reports the data and often provides key analysis and insights back to the sponsors.
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
We believe that we are is well positioned to service Pharma sponsors across the full continuum of the drug development process. Our Pharma Services team can work with them during the basic research and development phase as compounds come out of translational research departments as well as work with clients from Phase 1 clinical trials through Phases II and III as the sponsors work to prove the efficacy of their drugs. The laboratory biomarker tests that are developed during this process may become companion diagnostic (“CDx”) tests, that will be used on patients to determine if they could respond to a certain therapy. We are able to offer these CDx tests to the market immediately after FDA approval as part of our Day 1 readiness program. This ability helps to speed the commercialization of a drug and can enable Pharma sponsors to reach patients through our broad distribution channel in the Clinical Services segment.
We are committed to connecting patients with life-altering therapies and trials. In carrying out these commitments, we aim to provide transparency and choice to patients regarding the handling and use of their data through our Notice of Privacy Practices, and have invested in leading technologies to seek to ensure the data we maintain is secured at all times. We are continuing to develop and broaden our informatics and data-related tools to leverage our unique market position and

Table of Contents	NEOGENOMICS, INC.
oncology expertise to help our stakeholders solve real-world problems such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers. We also offer testing and informatics tools to help health care professionals in the rapidly evolving field of precision medicine, such as Trapelo™. Trapelo™ is an end-to-end, clinical decision-support platform designed to resolve the complexities of precision oncology – from test ordering to therapy selection to navigating prior authorization. Trapelo™ helps oncologists determine which biomarkers to test and in selecting the appropriate tests from laboratory offerings, and then assists with interpreting test results to identify appropriate, evidence-based treatment options. Trapelo™ also collaborates with health plans to embed plan policy at the “point of decision” and streamline prior authorization to optimize the efficient delivery of precision care for better patient outcomes.
Markets
The medical testing laboratory market can be broken down into the following three primary markets:
•Clinical Pathology testing;
•Anatomic Pathology testing; and
•Genetic and Molecular testing.
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
Genetic and Molecular testing typically involves analyzing chromosomes, genes, proteins, and/or DNA/RNA sequences for abnormalities. Genetic and molecular testing requires highly specialized equipment and credentialed individuals (typically MD or PhD level) to certify results and typically yields the highest reimbursement levels of the three market segments.
NeoGenomics operates primarily in the Genetic and Molecular testing market. We also act as a reference laboratory supplying anatomic pathology testing. NeoGenomics typically does not operate in the clinical pathology testing market.
The field of cancer genetics is evolving rapidly and new tests continue to be developed at an accelerated pace. Based on medical and scientific discoveries over the last decade, cancer testing falls into one of three categories: diagnostic testing, prognostic testing and predictive testing. Of the three, the fastest growing area is predictive testing, which is utilized by clinicians to predict a patient’s response to the various treatment options in order to deliver “personalized or precision medicine” that is optimized to that patient’s particular circumstances. Personalized or precision medicine better allows clinicians to know if a patient will or will not respond to certain cancer medications like Herceptin, Keytruda, PIQRAY, and Opdivo. This is designed to save the healthcare system money by helping to ensure that expensive cancer drugs are only given to those who will benefit from them. This type of testing improves patient care and potentially saves lives by identifying optimized therapies much more rapidly than what was possible in previous years.
The U.S. market for genetic and molecular testing is divided among numerous laboratories. Many of these laboratories are attached to academic institutions and primarily provide clinical services to their affiliated university hospitals and associated physicians.
We believe several key factors are influencing the rapid growth in the market for cancer testing: (i) every year, more and more genes and genomic pathways are implicated in the development and/or clinical course of cancer; (ii) cancer is primarily a disease of the elderly – one in four senior citizens is likely to develop some form of cancer during the rest of their lifetime once they turn sixty, and now that the baby boomer generation has started to reach this age range, the incidence rates of cancer are rising; (iii) increasingly, new drugs are being targeted to certain cancer subtypes and pathways which require companion diagnostic testing; (iv) patient and payer awareness of the value of genetic and molecular testing; (v) decreases in the cost of performing genetic and molecular testing; (vi) increased coverage from third party payers and Medicare for such testing; and (vii) the health insurance coverage to uninsured Americans under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010. These factors have driven significant growth in the market for this type of testing. Additionally, there is an increased focus on developing tests for monitoring purposes, including MRD and recurrence detection in cancer survivors, which could also broaden the use of certain tests and influence the market for cancer testing.

Table of Contents	NEOGENOMICS, INC.
2022 Focus Areas:
We are committed to sustainable growth while transforming patient care by being an innovative leader in our industry. Our focus for 2022 is to sustain a purpose driven culture that maintains excellence in service and performance while growing through innovation. We expect the following initiatives to allow the Company to continue on its path to become one of the world’s leading cancer testing and information companies:
Growth through Innovation
•Successfully launch new test offerings and secure reimbursement;
•Expand development of new cancer treatments; and
•Accelerate precision medicine in the community.
Excellence in Service and Performance
•Achieve turnaround time targets;
•Grow consolidated revenue and profitability; and
•Design next-generation Laboratory Information Management System (“LIMS”) platform.
Purpose Driven Culture
•Drive an engaged and committed workforce; and
•Foster inclusive and effective leadership by expanding our culture of inclusion and developing our future leaders.
Competitive Strengths
In addition to the competitive strengths discussed below, we believe that our superior testing technologies and instrumentation, laboratory information system, client education programs and broad domestic and growing international presence also differentiates NeoGenomics from its competitors.
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
We offer a comprehensive suite of technical and interpretation services, to meet the needs of those clients who are not credentialed and trained in interpreting genetic tests and who require pathology specialists to interpret their testing results. In our global service offerings, our lab performs the technical component of the tests and our MDs and PhDs provide the service of interpreting the results of those tests. Our professional staff is also available for post-test consultative services. Clients using our global service offering rely on the expertise of our medical team to give them the answers they need in a timely manner to help inform their diagnoses and treatment decisions.
We believe we have one of the broadest Molecular and NGS test menus in the world. Clients have the ability to order single gene molecular tests, targeted NeoTYPE panels that include the relevant actionable genes for a particular cancer type as well as large NGS panels. Our Pharma Services segment offers a full range of sequencing testing including whole exome and whole genome sequencing. Our menu enables us to be a true “one-stop shop” for our clients as we can meet all of their oncology testing needs.

Table of Contents	NEOGENOMICS, INC.
National Direct Sales Force
Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales team for the clinical cancer testing services is organized into five regions – Northeast, Southeast, North Central, South Central, and West. Our Pharma Services segment has a dedicated team of business development specialists who are experienced in working with pharma sponsors and helping them with the testing needs of their research and development projects as well as Phase I, II and III studies. These sales representatives utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated the key customer care functionality within our Laboratory Information Services (“LIS”) into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions. Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM. Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up. Our sales force educates clients on new test offerings and their proper utilization and our representatives are often seen as trusted advisors by our clients.
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
We intend to continue our efforts to gain market share by offering industry-leading turnaround times, a broad service menu, high-quality test reports, new tests including proprietary ones, enhanced post-test consultation services, and personal attention from our direct sales force. In addition, we believe our flexible reporting solutions, which enable clients to report out customized results in a secure, real-time environment, will allow us to continue to gain market share.
Our Pharma Services business competes against many other clinical research organizations and central reference laboratories. Many of these competitors are much larger and have a greater international presence than we do. Over the past few years, we have expanded our Pharma Services business into Europe and Asia at the request of our clients and we believe that our state of the art testing menu and our high level of service along with our international expansion will allow us to continue to gain market share in this segment.
Our Pharma Services segment competitors are numerous Contract Resource Organizations (“CROs”). These competitors are larger than NeoGenomics and have global operations including operations in some regions where we do not yet have service capabilities. These laboratories may be more effective than us in gaining business for global clinical trials. Many clinical reference laboratories have also entered the space in support of clinical trials and the related laboratory testing. These reference laboratories are often willing to compete with lower pricing for smaller, more limited studies. We believe our

Table of Contents	NEOGENOMICS, INC.
strong scientific and medical team is a key differentiator where NeoGenomics is used as an advisor to the sponsors on their trials. Our extensive experience in anatomic pathology continues to result in our winning clinical trials business as sponsors trust our medical team and want them to closely oversee their trials. We believe our service focus and our leading molecular and IHC platforms, as well as our exclusive MultiOmyxTM platform will continue to lead to rapid growth in this segment.
Suppliers
We order our laboratory and research supplies from large national laboratory supply companies. While we do not depend on a concentrated, limited number of suppliers, we do rely on certain suppliers for specific reagents or other equipment, including sequencers. We have seen an increase in supply chain disruptions and delays in obtaining reagents and basic laboratory supplies in 2021. While we do not believe a short-term disruption from any one of these suppliers would have a material effect on our business, it could result in short-term impact on our turnaround time or gross margin depending on the nature of or extent of the disruption.
Concentrations of Credit Risk
Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to which we provide a significant volume of our services, and to specific payers of our services such as Medicare and individual insurance companies.
Dependence on Major Clients
We market our services to pathologists, oncologists, other clinicians, hospitals, pharmaceutical companies, academic centers and other clinical laboratories throughout the United States, Europe and Asia. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the years ended December 31, 2021, 2020, and 2019, no single client accounted for more than 10% of revenue.
Payer Mix
The following table reflects our estimate of the breakdown of net clinical revenue by type of payer for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Client direct billing	63%	63%	59%
Commercial insurance	19%	20%	23%
Medicare and other government	18%	17%	18%
Total	100%	100%	100%
All of our Pharma Services revenue is billed directly to clients or the pharmaceutical sponsor.
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
Available Information
Our internet website address is www.neogenomics.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the SEC and are available in print to any stockholder who requests a copy. Information on our website shall not be deemed incorporated into, or to be part of, this Annual Report on Form 10-K.
Additionally, the SEC maintains a website that contains reports, proxy statements, information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.
Human Capital Management
As of December 31, 2021, the Company had approximately 2,000 full-time equivalent employees and contracted pathologists.

Table of Contents	NEOGENOMICS, INC.
World-class Medical and Scientific Team
Our team of medical professionals and PhDs are specialists in the field of genetics, oncology and pathology. As of December 31, 2021, we employed or contracted with approximately 130 MDs and PhDs. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories. Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases. For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to pharmaceutical companies.
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
Our commitment to maintaining an excellent workplace includes investing in ongoing opportunities for employee development in a diverse and inclusive environment. In addition to gender and ethnic diversity and inclusion on our Board, diversity in gender and ethnicity is well-established within our workforce. As of December 31, 2021, women make up 59.0% of our global workforce, 20.0% of our workforce is in supervisory or higher positions, and of that 20.0%, 53.0% are female. With regard to the Company’s top two management tiers, 44% of our executive team and our vice presidents are women and 33.0% of our Board of Directors are women. Ethnicity is also strongly represented: 52.0% of our workforce and 11.0% of our Board of Directors are ethnically diverse.
We believe that a diverse and inclusive workforce, where all perspectives are recognized and respected, positively impacts our performance and strengthens our culture. We continuingly strive to promote a workplace in which people of diverse race, ethnicity, veteran status, marital status, socio-economic level, national origin, religious belief, physical ability, sexual orientation, age, class, political ideology, gender identity and expression participate in, contribute to, and benefit equally.
We are also committed to rewarding, supporting and developing our employees as they work toward our common purposes of saving lives by improving patient care. To that end, we offer a competitive comprehensive rewards package that includes competitive salaries, performance based bonuses, equity grants, healthcare benefits, retirement savings plans, family leave, paid time off, wellness programs and discounts, tuition reimbursement and an Employee Assistance Program. We also drive high levels of performance and improvement by prioritizing training and development, and we motivate and develop our employees by providing them with opportunities for advancement and offering robust onsite and remote learning opportunities for employees at every stage in their career.
Our employees’ health and safety is also important to us. During the COVID-19 pandemic, we took measures to support our employees, including de-densifying our laboratories and facilities, adjusting laboratory shifts, restricting visitors to facilities, restricting employee travel, implementing an emergency paid time off policy, and providing remote work-environment training and support.
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
Licensure, Accreditation, and Quality Standards
The Company operates laboratories domestically in Florida, Georgia, Tennessee, Texas, and California, and internationally in Switzerland, Singapore and China. The laboratories are licensed as required by the states or countries in which they are located. In addition, the laboratories in Fort Myers, Florida, Aliso Viejo and Carlsbad, California, and Nashville, Tennessee are licensed by the State of New York as the laboratories accept clinical specimens obtained in New York. All of our domestic laboratories are certified in accordance with the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). Under CLIA, the Centers for Medicare & Medicaid Services (“CMS”) establishes various operational, personnel, facilities, administration, quality, and proficiency requirements for testing performed by a laboratory, intended to ensure testing services are accurate, valid, and timely. CLIA certification is also a prerequisite to be eligible to bill federal and state health

Table of Contents	NEOGENOMICS, INC.
care programs, as well as many private insurers, for laboratory testing services. The sanctions for failure to comply with CLIA requirements include: suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business; cancellation or suspension of the laboratory’s approval to receive Medicare and/or Medicaid reimbursement; and significant fines and/or criminal penalties. The loss or suspension of a CLIA certification could have a material adverse effect on the Company.
Certain Company laboratories are also accredited by the College of American Pathologists (“CAP”), including our laboratories in Switzerland and Singapore, and actively participate in CAP’s proficiency testing programs for all tests offered by the Company. CAP’s proficiency testing programs require participating laboratories to test specimens that they receive from an approved testing entity and return the results. The testing entity conducting the program analyzes the results and provides to the Company a quality control report assessing the results.
The Company has a Quality Management System that meets applicable regulatory and accreditation requirements and industry standards. The quality of care provided to clients and their patients is of paramount importance to us. We maintain quality control processes, including standard operating procedures, controls, performance measurement and reporting mechanisms. Our employees are committed to providing accurate, reliable, and consistent services. Any concerns regarding the quality of testing or services provided by the Company are quickly communicated to our Company management. We also frequently revise and improve our tests and we work with laboratory equipment vendors to ensure that our laboratory has the highest possible quality.
Compliance with licensure, accreditation, and quality standards are verified through periodic inspections by agents of relevant regulatory agencies and accrediting organizations, and we believe we are in material compliance with all licensure, accreditation, and quality requirements.
Compliance and Ethics Program
The health care industry is highly regulated and scrutinized with respect to fraud, abusive billing practices, and improper financial relationships between health care companies and their referral sources. The Office of Inspector General of the Department of Health and Human Services (“OIG”) has published compliance program guidance, including the Compliance Program Guidance for Clinical Laboratories in August of 1998, fraud alerts, and advisory opinions. The Company has implemented a robust Compliance & Ethics Program encompassing this guidance, which is overseen by our Board of Directors, to support compliance with the myriad of international, federal, and state laws, regulations, and governmental guidance applicable to our business. Our program employs a risk-based approach to the development and implementation of standards of conduct, training and education of employees, monitoring and auditing Company practices, investigation, and response to reported or detected compliance issues. The Company provides a hotline for employees who wish to anonymously or confidentially report suspected violations of our codes of conduct, policies and procedures, or laws and regulations. Employees are strongly encouraged to report any suspected violation if they do not feel the problem can be appropriately addressed through the normal chain of command. The hotline does not replace other resources available to our employees, including supervisors, managers, and human resources staff but is an alternative channel available 24 hours a day, 365 days a year. The hotline forwards all reports to the Chief Compliance Officer, who is responsible for investigating, reporting to the Compliance Committee, and documenting the disposition of each report. The hotline forwards any calls pertaining to the financial statements or financial issues to the Chairman of the Audit Committee. The Company does not allow any retaliation against an employee who reports a compliance related issue in good faith.
The Board of Directors has a Compliance Committee that meets regularly to discuss all compliance-related issues that may affect the Company. The Company reviews its policies and procedures as new regulations and interpretations come to light to comply with applicable regulations. The Chief Compliance Officer reports quarterly to the Compliance Committee on the effectiveness of the program.
Laboratory Developed Tests
The FDA has regulatory responsibility over instruments, test kits, reagents, and other medical devices used by clinical laboratories to perform diagnostic testing. High complexity and CLIA-certified laboratories such as ours frequently develop testing procedures intended exclusively for use by the developing laboratory to provide diagnostic results to customers. These tests are referred to as laboratory developed tests (“LDTs”). The regulatory framework governing LDTs is evolving, complex, and has been the subject of ongoing debate. LDTs are subject to CMS oversight through its enforcement of CLIA. The FDA has also claimed regulatory authority over LDTs but has generally exercised enforcement discretion with regard to most LDTs offered by high complexity CLIA-certified laboratories and has not subjected these tests to FDA rules and regulations governing medical devices, including premarket review requirements. In 2014, FDA issued draft guidance announcing that it would end its historical policy of enforcement discretion regarding LDTs and outlining the first of multiple frameworks that have been proposed for their regulation. FDA announced in 2016 that it no longer planned to finalize its

Table of Contents	NEOGENOMICS, INC.
draft guidance and that it would continue to exercise enforcement discretion with respect to LDTs. On January 13, 2017, the FDA published a non-binding “Discussion Paper” proposing a framework of LDT oversight largely consistent with the draft guidance, “to spur further dialogue” and give “congressional authorizing committees the opportunity to develop a legislative solution.” Recent agency announcements made in the context of the coronavirus (“COVID-19”) public health emergency have produced a shifting policy landscape and further uncertainty regarding the FDA’s role in regulating LDTs: in August 2020, the Department of Health and Human Services (“HHS”) announced that the FDA would not require premarket review of LDTs absent notice-and-comment rulemaking, but in November 2021, HHS issued a statement withdrawing that prior announcement, indicating a return to FDA’s longstanding approach to the regulation and enforcement discretion toward LDTs.
Congress has also considered a number of legislative proposals in recent years that would amend the regulatory framework for LDTs, including, among other requirements, FDA premarket review of certain LDTs. The most recent such proposal, the Verifying Accurate Leading-edge IVCT Development (“VALID”) Act, was introduced in both the House and Senate on June 24, 2021. A competing legislative proposal, the Verified Innovative Testing in American Laboratories Act of 2021 (“VITAL Act”), was introduced in the Senate on May 18, 2021. However, it remains uncertain whether Congress will enact legislation regulating LDTs and, if so, whether the legislation will be similar to the framework described in FDA’s 2014 draft guidance or Discussion Paper, or either the VITAL or VALID Acts. It is possible that legislation and resulting FDA regulation may result in increased regulatory burdens and costs for us to seek marketing authorization for and maintain ongoing compliance for our existing tests, any modifications thereto, or any future tests we may develop. We cannot be certain as to which of our tests, if any, would require FDA approval or clearance under any of the proposed frameworks and, if required, that our tests could obtain such approval or clearance.
Laws Governing Source Relationships
The federal laws governing Medicare, Medicaid, and other federal health benefits, as well as other state and federal laws, regulate certain aspects of the relationships between health care providers, including clinical laboratories, and their referral sources, including physicians, hospitals, other laboratories, and other entities. We are subject to the federal Anti-Kickback Statute (“AKS”), as well as similar state statutes and regulations, which prohibit the offer, payment, solicitation, or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing, or arranging for or recommending the ordering, purchasing, or leasing of items or services payable by Medicare, Medicaid, or any other federally funded healthcare program. The federal AKS defines remuneration to include anything of value, in cash or in kind, and thus can implicate financial relationships including payments not commensurate with fair market value, such as in the form of personnel, supplies, professional, or technical services, or anything else of value. For additional information regarding the federal AKS and similar state anti-kickback laws, see Item 1A. Risk Factors, Risks Relating to Regulation, “The failure to comply with Anti-Kickback laws may subject us to liability, penalties or limitation of operations.”
In addition to the federal AKS, in October 2018, the U.S. Congress enacted the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”), as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (“SUPPORT Act”). EKRA is an all-payer anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. As drafted, an EKRA prohibition on incentive compensation to sales employees, payments to group purchasing organizations (“GPOs”), or group practices is broader than the federal AKS. Significantly, EKRA permits the DOJ to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued.
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

Table of Contents	NEOGENOMICS, INC.
Physician Self-Referral Laws
The federal law referred to as the “Stark Law” prohibits payments for certain health care services, referred to as designated health services (“DHS”), which were rendered as a result of referrals by physicians to DHS entities with which the physicians (or their immediate family members) have a financial relationship. A “financial relationship” includes both an ownership interest and/or a compensation arrangement with a physician, both direct and indirect, and DHS includes, but is not limited to, laboratory services.
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
Many states have promulgated self-referral laws and regulations similar to the federal Stark Law, but these vary significantly based on the state. In addition to services reimbursed by Medicaid or government payers, these state laws and regulations can encompass services reimbursed by private payers and paid by self-pay patients as well. Penalties for violating state self-referral laws and regulations vary based on the state but often include civil and criminal penalties, exclusion from Medicaid, and loss of licenses. Our financial arrangements with physicians are governed by the federal Stark Law and similar state self-referral laws, and we rely on certain exceptions to the Stark Law with respect to such relationships. While we believe that our financial relationships with physicians and referral practices are in compliance with applicable laws and regulations, we cannot guarantee that government authorities would agree. If we are found to be in violation of the Stark Law or a similar state self-referral law, we could be subject to significant penalties, including fines, exclusion from participation in government and private payer programs, or obligations to refund amounts previously received from government payers.
The False Claims Act
The federal False Claims Act (“FCA”) prohibits any person or entity from knowingly presenting, or causing to be presented, to the U.S. government, or to a Medicare program contractor, a false or fraudulent claim for payment, knowingly making or using a false record or statement to have a false claim paid by the government, conspiring to defraud the U.S. government, or knowingly making or using a false statement to conceal an obligation to pay the government, or improperly retaining overpayments from the government. Following enactment of the Patient Protection and Affordable Care Act (“ACA”), claims related to violations of the federal AKS and knowing retention of overpayments are also considered false claims and could lead to liability under the FCA. Further, FCA liability may lead to exclusion from participation in Medicare, Medicaid, and other federal healthcare programs. The FCA’s “whistleblower” or “qui tam” provisions are used with frequency to challenge the reimbursement practices of providers and suppliers. These provisions allow a private individual to bring an action on behalf of the government alleging that the defendant has submitted false claims for payment to the federal government. The government must decide whether to intervene in the lawsuit and whether to prosecute the case. If it declines to do so, the individual may pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. The successful qui tam relator who brought the case is entitled to a portion of the proceeds and its attorneys’ fees and costs. As most qui tam cases are filed by current or former employees, an effective compliance program, as defined by the DOJ and OIG, plays a crucial role in reducing the Company’s exposure to liability. It is also a criminal offense, under Title 18 U.S. Code, Section 287, for a person or entity to make a claim against the United States or any department or agency, knowing the claim to be false, fictitious, or fraudulent. The penalty is a fine and imprisonment of up to five years. The federal FCA has been an effective enforcement tool for the federal government and many states have enacted similar false claims acts as well.
The Company seeks to structure its arrangements with physicians and other clients to be in compliance with the AKS, Stark Law, state laws, and the FCA and to stay abreast of current developments and changes in the law and regulations. However, these laws and regulations are complex and subject to interpretation. Consequently, we are unable to ascertain with certainty that any of our transactions will not be subject to scrutiny and, if scrutinized, will not result in sanctions or penalties. The Company has taken, and will continue to take, actions to endeavor to ensure compliance with the myriad federal and state laws that govern our business.
Medicare Payment Guidelines
We have various billing arrangements with our clients and with third party payers, including the Medicare program. When the Company bills the client for all, or a portion of, a laboratory test performed, these client billing arrangements are priced competitively at fair market value. These client billing arrangements may implicate the Medicare program’s prohibition against charging the Medicare or Medicaid programs fees substantially in excess of the Company’s usual and customary charges. Given our participation in Medicare and Medicaid, we are subject to Medicare and Medicaid regulations related to

Table of Contents	NEOGENOMICS, INC.
billing those programs as well as agency subregulatory guidance regarding the same, the federal Stark Law, federal and state anti-kickback statutes, and the federal FCA and state equivalents.
In light of the various federal regulations and guidance from the OIG, the Company seeks to price its products competitively while endeavoring to meet applicable statutes and regulations.
Environmental Health and Safety
The Company is subject to licensing and regulation under federal and state laws relating to the protection of the environment as well as human health and safety laws and regulations relating to the handling, transportation, and disposal of medical specimens, hazardous materials, and infectious and hazardous waste. Company laboratories are subject to applicable laws and regulations relating to biohazard disposal of all laboratory specimens, and the Company generally utilizes outside vendors for disposal of such specimens. In addition, the Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and hepatitis B and C viruses. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations, and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the U.S. Postal Service, the Office of Foreign Assets Control, and the International Air Transport Association. Other countries where the Company conducts business have similar laws and regulations concerning the environment and human health and safety with which the Company must also comply. The Company seeks to comply with all relevant environmental and human health and safety laws and regulations. Failure to comply could subject the Company to various administrative and/or other enforcement actions.
Confidentiality and Security of Personal Information
HIPAA contains provisions that protect individually identifiable health information from unauthorized use or disclosure by covered entities and their business associates. The Office for Civil Rights of HHS (“OCR”), the agency responsible for enforcing HIPAA, has published regulations to address the privacy (the “Privacy Rule”) and security (the “Security Rule”) of protected health information (“PHI”). The Company is a covered entity under HIPAA and has adopted policies and procedures to comply with HIPAA, including the Privacy Rule, the Security Rule. The health care facilities and providers that refer specimens to the Company are also bound by HIPAA. HIPAA also requires that all providers who transmit claims for health care goods or services electronically utilize standard transaction and data sets and use standardized national provider identification codes. The Company has taken necessary steps to comply with HIPAA regulations, utilizes standard transaction data sets, and has obtained and implemented national provider identifiers, or NPIs, as the standard unique health identifier in filing and processing health care claims and other transactions.
The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), enacted as part of the American Recovery and Reinvestment Act (“ARRA”), extends the scope of HIPAA to permit enforcement against business associates for violations, establishes new requirements to notify the OCR of a breach of PHI, and allows the state Attorneys General to bring actions to enforce violations of HIPAA.
In addition to the HIPAA Privacy Rule and Security Rule described above, the Company is subject to state laws regarding the handling and disclosure of patient records and patient health information. The HIPAA Privacy Rule and Security Rule regulations do not supersede state laws that may be more stringent; therefore, we are required to comply with both federal privacy and security regulations as well as varying state privacy and security laws and regulations. These laws vary widely. Penalties for violation include sanctions against a laboratory’s licensure as well as civil or criminal penalties. Additionally, private individuals may have a right of action against the Company for violations of a state’s privacy laws. We believe we are in material compliance with current state laws regarding the confidentiality of health information, and we will continue to monitor and comply with new or changing state laws.
The California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and imposed privacy compliance obligations with regard to the personal information of California residents. This legislation creates significant new requirements for identifying, managing, securing, tracking, producing, and deleting consumer personal information and the CCPA takes the position that consumers “own” their personal information and provides specific rights, including the right to opt out of their data being sold to a third party by the Company. The CCPA defines personal information extremely broadly as “information that identifies, relates to, describes, is capable of being associated with, or could reasonably be linked, directly or indirectly, with a particular consumer or household.” Like the international privacy laws, this creates greater complexity in implementing a compliance program to support these requirements. This law became enforceable by the California Attorney General on July 1, 2020, and the Company has implemented significant mechanisms to promote compliance with this law.

Table of Contents	NEOGENOMICS, INC.
Due to the Company’s international expansion, we are subject to a variety of international laws which serve to protect the personally identifiable information (“PII”) of individuals who reside in those countries. These laws include the European Union’s General Data Protection Regulation (“GDPR”), The Swiss Federal Data Protection Act (“FADP”), and Singapore’s Personal Data Protection Act (“PDPA”). These laws are much more complex and stringent in nature than HIPAA and are not limited to protecting patient data alone; they include employees, clients, and other individuals for which we have collected their data. Like HIPAA, these laws contain regulatory requirements for both robust data privacy and security programs and require data breach reporting should PII be used or disclosed in a manner not allowed under the laws. Penalties for violations of these laws can be significant, for instance, GDPR’s maximum penalties are up to the greater of 4.0% of a company’s annual global turnover or €20.0 million. Although the Company’s business is conducted primarily in the United States, we do receive some clinical testing from countries outside of the United States and we collect data of individuals internationally as part of the Company’s Pharma business, which obligates us to comply with these laws. We have developed privacy and security programs to meet these international obligations and continue to reassess and improve these programs continually.
ITEM 1A. RISK FACTORS
We are subject to various risks that may materially harm our business, financial condition, and results of operations. They are not, however, the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely affect our business, financial condition, or results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition, or operating results could be materially harmed. In that case, the trading price of our common stock could decline or we may be forced to cease operations.
Risks Relating to Our Business
The COVID-19 pandemic is highly dynamic in the United States and throughout the world and may adversely affect our operations and financial condition.
We are subject to risks related to the public health crises such as the global COVID-19 pandemic. Economic and health conditions in the United States and across most of the globe continue to change rapidly. Due to the COVID-19 pandemic, the Company has experienced significant volatility, including periods of material decline compared to prior year periods, in testing volumes in the Company’s base business (which excludes COVID-19 molecular and antibody testing). Demand may fluctuate depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business disruption, reduced revenues and reduced number of tests, any of which could materially affect our business, financial condition, and results of operations.
Numerous state and local jurisdictions have imposed, and others in the future may impose “shelter-in-place” orders, quarantines, executive orders, and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in mid-March 2020, the governor of California, where several of our laboratories are located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel, and business operations for an indefinite period of time, subject to certain exceptions for necessary activities, which was followed by similar orders in other states in which we operate, including in Florida, where our headquarters is located. Various orders have been implemented and subsequently relaxed; however, disruptions continue and have carried into 2022. Such orders or restrictions have resulted in our administrative headquarters closing, work stoppages, slowdowns, delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of partners to travel and access customers; delays in approvals by regulatory bodies; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our testing capacity.
The COVID-19 pandemic is affecting the Company’s customers, suppliers, vendors, and other business partners, but the Company is not able to assess the full extent of the current impact nor predict the ultimate consequences that may result. At this time, we have not experienced significant interruptions in our operations due to supplier delays. We have established a COVID-19 procurement team to partner with our suppliers to reduce the risk of disruption. Distribution channels have not been disrupted as incoming and outgoing tests are delivered via major carriers.
While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets and a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of

Table of Contents	NEOGENOMICS, INC.
our common stock. The ultimate extent of the effects of the COVID-19 pandemic on the Company, including revenue generated from COVID-19 PCR testing, is highly uncertain and will depend on future developments which cannot be predicted.
Our business is subject to rapid scientific change, which could have a material adverse effect on our business, results of operations, and financial condition.
The market for genetic and molecular testing services is characterized by rapid scientific developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. For example, new tests developed by our competitors may prove superior and replace our existing tests. Additionally, certain technological changes, such as advances in point-of-care testing, could reduce the need for the laboratory tests we provide. Our future success will depend in significant part on our ability to continually improve our offerings in response to both evolving demands of the marketplace and competitive service offerings, and we may be unsuccessful in doing so, which could have a material adverse effect on our business, results of operations, and financial condition.
Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.
The market for genetic and molecular testing services is highly competitive and we expect competition to continue to increase. Our major competitors, including Quest Diagnostics and Laboratory Corporation of America, are large national laboratories that possess greater name recognition, larger customer bases, and significantly greater financial resources and employ substantially more personnel than we do. We also face increased competition from laboratories that more are specialized and focused on particular areas such as liquid biopsies or large tissue based molecular panels. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance than our offerings. Many of our competitors have long established relationships with their customers and third-party payers. We cannot assure you that we will be able to compete successfully with such entities in the future.
The laboratory business is intensely competitive, both in terms of price and service. Pricing of laboratory testing services is often one of the most significant factors used by healthcare providers and third-party payers in selecting a laboratory. As a result of the laboratory industry undergoing consolidation, larger laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. We may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our net earnings and cash flows could be negatively impacted by such price competition. Additionally, we may also face changes in fee schedules, competitive bidding for laboratory services, or other actions or pressures reducing payment schedules as a result of increased or additional competition.
We face the risk of capacity constraints, which could have a material adverse effect on our business, results of operations, and financial condition.
We compete in the market place primarily on three factors: (i) the quality and accuracy of our test results; (ii) the speed or turnaround times of our testing services; and (iii) our ability to provide after-test support to those physicians requesting consultation. Any unforeseen increase in the volume of clients could strain the capacity of our personnel and systems, leading to unacceptable turnaround times or customer service failures. In addition, as the number of our clients and specimens increases, our products, services, and infrastructure may not be able to scale accordingly. We may also not be able to hire additional licensed medical technologists that we need to handle increased volumes. Any failure to handle higher volume of requests for our products and services could lead to the loss of established clients and have a material adverse effect on our business, results of operations, and financial condition. If we produce inaccurate test results, our clients may choose not to use us in the future. This could severely harm our business, results of operations, and financial condition. In addition, based on the importance of the subject matter of our tests, inaccurate results could result in improper treatment of patients and potential liability for us.
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

Table of Contents	NEOGENOMICS, INC.
and development costs may increase as a result. In addition, if we are unable to license new or improved technologies to expand our testing operations, our testing methods may become outdated when compared with our competition and testing volume and revenue may be materially and adversely affected.
Clinical trials and research services create a risk of liability.
We conduct clinical trials, which ordinarily involve testing an investigational drug on a limited number of individuals to evaluate a product’s safety, determine a safe dosage range and identify side effects. Errors or omissions could occur during a clinical trial that may result in harm to study volunteers, or if unnoticed and regulatory approval is received, to consumers of the drug, or that may undermine the usefulness of the clinical trial or data from the clinical trial and may delay the entry of a drug to the market.
Our contracts with the pharmaceutical firms include provisions entitling us to be indemnified or entitling us to a limitation of liability. These provisions do not uniformly protect us against liability arising from certain of our own actions, such as gross negligence or misconduct. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by or exceeds the limits of a contractual indemnification provision, or in the event that a party who must indemnify us does not fulfill its indemnification obligations, or which is beyond the level of our insurance coverage.
The potential loss or delay of our material Pharma Services customer contracts or of multiple contracts could adversely affect our results.
Most of our Pharma Services segment clients can terminate our contracts upon proper notice. Our Pharma Services clients may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including but not limited to: actions by regulatory authorities, negative clinical results, lack of patient enrollment, or shifts in internal priorities. Delays, terminations or reductions in the scope of our contracts impacts our ability to convert our backlog into revenue for the Company. If we cannot realize the full benefits of our backlog of contractually committed services due to delay, cancellation or reduction in our client’s contractual commitments, this will materially impact our revenues.
Clinicians or patients using our services may sue us, and our insurance may not sufficiently cover all claims brought against us, which will increase our expenses.
The development, marketing, sale, and performance of healthcare services expose us to the risk of litigation, including professional negligence or product liability claims, were someone to allege that our tests failed to perform as designed. We may also be subject to liability for errors in the test results we provide to pathologists and oncologists or for a misunderstanding of, or inappropriate reliance upon, the information we provide. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. We may be faced with litigation claims that exceed our insurance coverage or are not covered under any of our insurance policies. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business, or hampers our ability to otherwise conduct our business.
Our investments in marketable securities are subject to certain risks which could affect our overall financial condition, results of operations, or cash flows.
We invest a portion of our available cash and cash equivalents by purchasing marketable securities in a managed portfolio and direct investments in a variety of debt securities, including U.S. Treasury securities and corporate debt securities. The primary objective of our investment activity is to maintain the safety of principal and provide for future liquidity requirements while maximizing yields without significantly increasing risk. Should any of our investments or marketable securities lose value or have their liquidity impaired, it could affect our overall financial condition. Additionally, should we choose or are required to sell these securities in the future at a loss, our consolidated operating results or cash flows may be affected.
We may be unable to make, on a timely basis, necessary changes to our internal control structure resulting from the acquisitions of Trapelo and Inivata.
Trapelo and Inivata are now included in our reporting under the Exchange Act. Under the Sarbanes-Oxley Act of 2002, we must maintain effective disclosure controls and procedures and internal control over financial reporting. We are in the process of migrating Trapelo and Inivata’s operations to our system of internal controls. Therefore, we may face difficulties or experience delays in developing changes or potentially necessary improvements to their internal controls and accounting systems in order to ensure compliance with the requirements of the Sarbanes-Oxley Act. We may need to commit substantial resources, including substantial time from existing accounting personnel and from external consultants, to implement

Table of Contents	NEOGENOMICS, INC.
additional procedures and improved controls. This in turn could have an adverse effect on our business, results of operations, or financial condition, harm our reputation, or otherwise cause a decline in investor confidence and our stock price.
Trapelo and Inivata may have liabilities that are not known, probable or estimable at this time.
Trapelo and Inivata are now wholly-owned subsidiaries of ours and there could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of these entities. In addition, there may be liabilities that are neither probable nor estimable at this time, which may become probable and estimable in the future. We may learn additional information about Trapelo and Inivata that adversely affects us, such as unknown, unasserted, or contingent liabilities and issues relating to compliance with applicable laws, including federal healthcare laws. Any of the foregoing, individually or in the aggregate, if not covered by the indemnification obligations of the Trapelo or Inivata sellers or our representation and warranty insurance, could have a material adverse effect on our business.
Servicing our Convertible Notes will require a significant amount of cash. We may not have sufficient cash flow from our business to pay our obligations under the notes, which could adversely affect our financial condition and operating results.
In April 2020, we issued $201.3 million aggregate principal amount of 2025 Convertible Notes, and in January 2021, we issued $345.0 million aggregate principal amount of 2028 Convertible Notes. We may also incur additional indebtedness in the future. Our ability to make scheduled payments of the principal of, pay interest on, or refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.
Holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the occurrence of the fundamental change may also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.
In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which we adopted effective January 1, 2021, and which applies to the Convertible Notes. ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments such as the Convertible Notes, which could reduce non-cash interest expense, and thereby decreases net loss (or increases net income), which could affect our reported financial results. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares, and the if-converted method will instead be required. Application of the “if-converted” method may reduce our reported diluted earnings per share.

Table of Contents	NEOGENOMICS, INC.
The capped call transactions may affect the value of the 2028 Convertible Notes and our common stock.
In connection with the issuance of the 2028 Convertible Notes, we have entered into capped call transactions with the option counterparties. Upon conversion of any of the 2028 Convertible Notes, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, and the capped call transactions are intended to reduce the potential dilution upon conversion of the 2028 Convertible Notes and/or offset some or all of any cash payments we are required to make in excess of the principal amount of converted 2028 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with these transactions, the option counterparties or their respective affiliates may modify their hedge positions related to the capped call transactions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2028 Convertible Notes (and are likely to do so during any observation period related to a conversion of 2028 Convertible Notes or following any repurchase or redemption of the 2028 Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2028 Convertible Notes.
Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. We have entered into capped call transactions with respect to the 2028 Convertible Notes to reduce the risk of dilution, but to the extent that the conversion price of the 2028 Convertible Notes exceeds the cap price of the capped calls or to the extent that the Convertible Notes are converted, such conversions will dilute the ownership interests of our existing stockholders. The Convertible Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because conversion could be used to satisfy short positions, and the anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.
Other manufacturers may discontinue or recall testing products used in our business.
We rely heavily on reagents, test kits and instruments manufactured by third parties in our testing services. From time to time, manufacturers have discontinued or recalled, and may in the future discontinue or recall, the reagents, test kits or instruments used by us to perform laboratory testing. Such discontinuations or recalls could adversely affect our costs, testing volume and revenues. We have had certain tests discontinued by manufacturers and have had to develop alternative solutions for our clients.
We depend substantially upon third parties for payment of services, which reliance could have a material adverse effect on our cash flows and results of operations.
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

Table of Contents	NEOGENOMICS, INC.
towards in-network providers by sending letters to physicians and even imposing financial penalties if they continue to send us business.
We may fail to protect our facilities, which could have a material adverse effect on our business, results of operations, and financial condition.
Our operations are dependent in part upon our ability to protect our laboratory operations against physical damage from explosions, fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins, and similar events. We do not presently have an emergency back-up generator in place at our Tampa, Florida, Nashville, Tennessee, Atlanta, Georgia, Phoenix, Arizona, or Rolle, Switzerland laboratories locations, which would otherwise mitigate to some extent the effects of a prolonged power outage. The occurrence of any of these events could result in interruptions, delays, or cessations in service to clients, which could have a material adverse effect on our business, results of operations, and financial condition.
We depend on information technology systems and maintain protected personal data, and a cyber attack or other breach affecting these information technology systems or protected data could have a material adverse effect on our results of operations.
Our laboratory operations depend, in part, on the continued performance of our information technology systems. Such systems are susceptible to a cyber attack, malicious intrusion, breakdown, destruction, loss of confidentiality, or other significant disruption. These systems have been and are expected to continue to be the target of malware and other cyber attacks. In addition, third party hacking attempts may cause our information technology systems and related products, protected data, or proprietary information to be compromised or stolen. A significant attack or other disruption could result in adverse consequences, including increased costs and expenses, manufacturing challenges or disruption, problems with product functionality, damage to customer relations, lost revenue, and legal or regulatory penalties. Sustained system failures or interruption of our systems in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner, and/or bill the appropriate party.
We also collect, manage and process protected personal data, including protected health information subject to HIPAA, in connection with our service offerings. Breaches with respect to personal information and PHI could result in violations of HIPAA, the HITECH Act, and other federal, state, and international laws regarding the privacy, confidentiality, and security of such information. A breach of protected personal information could result in adverse consequences, including regulatory inquiries or litigation, increased costs and expenses, including costs related to insurance and remediation of any security vulnerabilities, reputational damage, lost revenue, and fines or penalties.
While we invest in our systems and technology and in the protection of its products and data to reduce the risk of an attack or other significant disruption, there can be no assurance that these measures and efforts will prevent future attacks or other significant disruptions to any of the systems on which we rely. Similarly, there can be no assurance that third party information technology providers with whom we contract will not suffer a significant attack or disruption that impacts customers, such as supply chain attacks. Any significant breach, attack, disruption, or failure of our information technology systems could adversely affect our business, results of operations, and financial condition.
Performance issues, service interruptions, or price increases by our shipping carrier could adversely affect our business, results of operations, and financial condition, and harm our reputation and ability to provide our specialized diagnostic services on a timely basis.
Expedited, reliable shipping is essential to our operations. One of our marketing strategies principally highlights the reliability of our point-to-point transport of patient samples. We rely heavily on a single provider of transport services, FedEx Corporation (the “Carrier”), for reliable and secure point-to-point transport of patient samples to our laboratory and enhanced tracking of these patient samples. Should the Carrier encounter delivery performance issues such as loss, damage, or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters, or other service interruptions by delivery services we use would adversely affect our ability to receive and process patient samples on a timely basis. If the Carrier or we were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient samples. There are only a few other providers of such nationwide transport services, and there can be no assurance that we will be able to enter into arrangements with another provider on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our specialized diagnostic services. Even if we were to enter into an arrangement with such alternative provider, there can be no assurance that they will provide the same level of quality in transport services currently provided to us by the Carrier. If the new provider does not

Table of Contents	NEOGENOMICS, INC.
provide the required quality and reliable transport services, it could adversely affect our business, reputation, results of operations, and financial condition.
We use biological and hazardous materials that require considerable expertise and expense for handling, storage, or disposal and may result in claims against us.
We work with hazardous materials, including chemicals, biological agents and compounds, blood samples, and other human tissue that could be dangerous to human health and safety or the environment. Our operations also produce hazardous and biohazardous waste products. We have an Employee Health & Safety Department that closely monitors the use of hazardous materials in our laboratory. Federal, state, and local laws and regulations govern the use, generation, manufacture, storage, handling, and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair business efforts. If we do not comply with applicable regulations, we may be subject to fines and penalties. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Our general liability insurance or workers’ compensation insurance policies may not cover damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our operations could be suspended or otherwise adversely affected.
Risks Related to Our Common Stock
The price of our common stock may fluctuate significantly.
•The price of our common stock has been, and is likely to continue to be, volatile and it could decline substantially within a short period of time. The price of our common stock could fluctuate significantly for many reasons including the following:
•change in our Leadership or Board of Directors;
•future announcements concerning us or our competitors;
•regulatory developments and enforcement actions bearing on advertising, marketing, or sales;
•reports and recommendations of analysts and whether or not we meet the milestones and metrics set forth in such reports;
•gaining or losing large customers or managed care plans;
•introduction of new products or services and related insurance coverage;
•acquisition or loss of significant manufacturers, distributors or suppliers, or an inability to obtain sufficient quantities of materials needed to provide our services;
•quarterly variations in operating results;
•business acquisitions or divestitures;
•changes in the regulation of LDTs;
•changes in governmental or third-party reimbursement practices and rates; and
•fluctuations in the economy, political events, or general market conditions.
In addition, stock markets in general and the market for shares of healthcare stocks in particular, have experienced extreme price and volume fluctuations in recent years, fluctuations that frequently have been unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price of our common stock could decline below its current price and the market price of our shares may fluctuate significantly in the future. These fluctuations may be unrelated to our performance.
Risks Relating to Regulation
Regulatory changes, such as proposed government regulation of Laboratory Developed Tests, could require us to conduct additional clinical trials or result in delays, increased costs, or the failure to obtain necessary regulatory approvals, which could harm our business.
We frequently develop diagnostic tests for clients that cannot currently be provided using test kits approved or cleared by the FDA. The FDA has been considering changes to the way that it regulates these LDTs. Currently, all LDTs are conducted and offered in accordance with CLIA, and individual state licensing procedures. The FDA has published a draft guidance document that would require FDA clearance or approval of a subset of LDTs, as well as a modified approach for some lower risk LDTs that may require FDA oversight short of the full premarket approval or clearance process. Congress may enact legislation to provide a regulatory framework for the FDA’s role with regard to LDTs. As a result, there is a risk that the

Table of Contents	NEOGENOMICS, INC.
FDA’s proposed regulatory process could delay the offering of certain tests and result in additional validation costs and fees. There is also an associated risk that some tests currently offered might become subject to FDA premarket approval or clearance. This FDA approval or clearance process may be time-consuming and costly, with no guarantee of ultimate approval or clearance.
In 2014, FDA issued draft guidance announcing that it would end its historical policy of enforcement discretion regarding LDTs and outlining the first of multiple frameworks that have been proposed for their regulation. FDA announced in 2016 that it no longer planned to finalize its draft guidance and that it would continue to exercise enforcement discretion with respect to LDTs. On January 13, 2017, the FDA published a non-binding “Discussion Paper” proposing a framework of LDT oversight largely consistent with the draft guidance, “to spur further dialogue” and give “congressional authorizing committees the opportunity to develop a legislative solution.” Recent agency announcements made in the context of the COVID-19 public health emergency have produced a shifting policy landscape and further uncertainty regarding FDA’s role in regulating LDTs: in August 2020, HHS announced that FDA would not require premarket review of LDTs absent notice-and-comment rulemaking, but in November 2021, HHS issued a statement withdrawing that prior announcement, indicating a return to FDA’s longstanding approach to the regulation and enforcement discretion toward LDTs.
Congress has also considered a number of legislative proposals in recent years that would amend the regulatory framework for LDTs, including, among other requirements, FDA premarket review of certain LDTs. The most recent such proposal, the VALID Act, was introduced in both the House and Senate on June 24, 2021. A competing legislative proposal, the Verified Innovative Testing in American Laboratories Act of 2021 (“VITAL Act”), was introduced in the Senate on May 18, 2021. However, it remains uncertain whether Congress will enact legislation regulating LDTs, and, if so, whether the legislation will be similar to the framework described in FDA’s 2014 draft guidance or Discussion Paper, or either the VITAL or VALID Acts. It is possible that legislation and resulting FDA regulation may result in increased regulatory burdens and costs for us to seek marketing authorization for and maintain ongoing compliance for our existing tests, any modifications thereto, or any future tests we may develop. If the government begins to regulate our tests, it could require a significant volume of applications, which would be burdensome. Furthermore, governmental bodies could take a long time to review such applications and/or document responses if other laboratories were also required to file applications and/or document responses for each of their LDTs.
In the event that the FDA begins to regulate our tests, it may require additional pre-market clinical testing prior to submitting a regulatory notification or application for commercial sales. Such pre-market clinical testing could delay the commencement or completion of clinical testing, significantly increase our test development costs, delay commercialization of any future tests, and interrupt sales of our current tests. Additionally, the results of pre-clinical trials or previous clinical trials may not be predictive of future results, and clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and the eligibility criteria for the clinical trial.
We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions, and contract research organizations to perform the trials. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness, or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed, or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our tests. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our tests and/or to achieve sustained profitability.
Healthcare reform programs may impact our business and the pricing we receive for our services.
In March 2010, healthcare reform legislation known as the “Patient Protection and Affordable Care Act,” also known as the ACA, was passed into law. The ACA makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, the ACA contains several provisions that seek to limit Medicare spending in the future. One key provision in the ACA is the establishment of “Accountable Care Organizations” (“ACOs”), under which hospitals and physicians are able to share savings that result from improved coordination of healthcare. ACOs continue to develop, and we cannot predict how the continued establishment and implementation of these new business models will impact our business. There is the possibility that value-based payment

Table of Contents	NEOGENOMICS, INC.
models, such as ACOs, will drive down the utilization and/or reimbursement rates for our services. We may not be able to gain access into certain ACOs. These changes could have an adverse and material impact on our operations.
Following the 2016 election cycle, there were substantial efforts to repeal all or portions of the ACA. In December 2017, Public Law No. 115-97, which made changes to the tax code and included, among other things, a repeal of the ACA’s penalties for the individual mandate, a provision that required individuals to buy health insurance or pay a fine became law. While efforts to repeal all or part of the ACA have subsided, in part due to the results of the 2020 election, we cannot be certain that there will not be further legislative efforts or judicial challenges in the future.
Changes in laws, regulations, contracting arrangements with payers, or payer policies, including steps taken by payers to control utilization and reimbursement of healthcare services, may adversely affect coverage or reimbursement for our specialized diagnostic services, which may decrease our revenues and adversely affect our results of operations and financial condition.
Governmental payers, as well as private insurers and private payers, have implemented and will continue to implement measures to control the cost, utilization, and delivery of healthcare services, including clinical laboratory and pathology services. Congress and federal agencies, such as CMS, have, from time to time, implemented changes to laws and regulations governing healthcare service providers, including specialized diagnostic service providers. These changes have adversely affected and may in the future adversely affect coverage for our services. We also believe that healthcare professionals may not use our services if third-party payers do not provide adequate coverage and reimbursement for them. These changes in federal, state, local, and third-party payer regulations or policies may decrease our revenues and adversely affect our results of operations and our financial condition. We will continue to be a non-contracting provider until such time as we enter into contracts with third-party payers with whom we are not currently contracted until such time as we enter into contracts with such third-party payers. Because a portion of our revenues is from third-party payers with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may adversely affect our results of operations, our credibility with financial analysts and investors, and our stock price.
We face efforts by government payers to reduce utilization as well as reimbursement for laboratory testing services. Changes in governmental reimbursement may result from statutory and regulatory changes, prospective and/or retroactive rate adjustments, administrative rulings, and other policy changes.
From time to time, legislative freezes and updates affect some of our tests that are reimbursed by the Medicare program under the Medicare Physician Fee Schedule (“MPFS”), or the Clinical Laboratory Fee Schedule (“CLFS”). The MPFS is updated on an annual basis. In the past, the MPFS was updated using a prescribed statutory formula (i.e., the sustainable growth rate formula). The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) repealed the previous statutory formula and specified new annual conversion factors for calendar years 2015 and beyond. If the new annual conversion factor results in negative reimbursement in future years, the resulting decrease in payment may adversely affect our revenue, business, operating results, financial condition, and prospects.
In addition, recent laws have made changes to Medicare reimbursement for our tests that are reimbursed under the CLFS, many of which have already gone into effect. The Protecting Access to Medicare Act of 2014 (“PAMA”) made significant changes to how Medicare pays for clinical diagnostic laboratory tests under the CLFS. As part of the changes made under PAMA, beginning in 2017, Medicare CLFS reimbursement rates were to be based on the volume-weighted median of the private payer payment rates for these tests. This led to reductions from prior rates, and without further legislative changes, will continue to result in reductions as the Medicare CLFS reimbursement rate converges towards the median private payer rate. Reductions were capped at 10.0 percent per annum from 2017 through 2020, and this cap was set to increase to 15.0 percent for 2020. However, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Protecting Medicare and American Farmers from Sequester Cuts Act delayed the implementation of the 15.0 percent rate reduction cap to 2023 and capped reductions at 0.0 percent for 2021 and 2022. When rate reductions begin to take effect again in 2023, this will further reduce Medicare program payments for CLFS tests. It is possible that additional reductions could be enacted in the future.
CMS also adopts regulations and policies, from time to time, revising, limiting, or excluding coverage or reimbursement for certain of the tests that we perform. Likewise, many state governments are under budget pressures and are also considering reductions to their Medicaid fees. Further, Medicare, Medicaid, and other third-party payers audit for overutilization of billed services. Even though all tests performed by us are ordered by our clients, who are responsible for establishing the medical necessity for the tests ordered, we may be subject to recoupment of payments, as the recipient of the payments for such tests, in the event that a third-party payer such as CMS determines that the tests failed to meet all applicable criteria for payment. When third-party payers like CMS revise their coverage regulations or policies, our costs generally increase due to the

Table of Contents	NEOGENOMICS, INC.
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
In certain jurisdictions, Palmetto GBA administers the Molecular Diagnostic Services Program (“MolDx”) and establishes coverage and reimbursement for certain molecular diagnostic tests, including many of our tests. To obtain Medicare coverage for a molecular diagnostic test (FDA-approved or LDT), laboratories must apply for and obtain a unique test identifier or what is known as a “Z” code. For newly developed tests or for established tests that have not been validated for clinical and analytical validity and clinical utility, laboratories must submit a detailed dossier of clinical data to substantiate that the test meets Medicare’s requirements for coverage. We have received favorable coverage for many of our molecular tests, however, we have also received non-coverage determinations for many newer tests. The field of molecular diagnostics is evolving very rapidly, and clinical studies on many new tests are still underway. We cannot be assured that some of our molecular tests will ever be covered services by Medicare, nor can we determine when the medical literature will meet the standard for coverage that Medicare administrative contractors have set.
In November 2017, CMS initiated a national coverage analysis for the use of NGS diagnostic tests for patients with advanced cancer. The proposed decision memorandum was released and open to a public comment period. On March 16, 2018, CMS issued a final decision memorandum for NGS as a diagnostic laboratory test and determined it to be reasonable and necessary, and covered nationally when performed in a CLIA-certified laboratory, ordered by a treating physician, and all of the following requirements are met: (a) the patient has either recurrent, relapsed, refractory, metastatic, or advanced stages III or IV cancer; (b) the patient has either not been previously tested using the same NGS test for the same primary diagnosis of cancer or has had repeat testing using the same NGS test only when a new primary cancer diagnosis is made by the treating physician; and (c) the patient has decided to seek further cancer treatment (e.g., therapeutic chemotherapy). CMS also determined that the diagnostic laboratory test using NGS must have: FDA approval or clearance as a companion in vitro diagnostic; an FDA approved or cleared indication for use in that patient’s cancer; and results provided to the treating physician for management of the patient using a report template to specify treatment options. On October 29, 2019, CMS issued a proposed decision memorandum open to a public comment period that would expand coverage of NGS test when performed in a CLIA-certified laboratory, ordered by a treating physician, and all of the following requirements are met (a) the patient has ovarian or breast cancer; (b) the patient has clinical indications for germline (inherited) testing; (c) the patient has risk factors for germline (inherited) breast or ovarian cancer; and (d) the patient has not been previously tested using NGS. These CMS changes to reimbursement for NGS testing could directly affect our revenue for this test type.
In recent years, Medicare has encouraged beneficiaries to participate in managed care programs, known as “Medicare Advantage” programs, and has encouraged beneficiaries from the traditional fee-for-service Medicare program to switch to Medicare Advantage programs. This has resulted in rapid growth of health insurance and managed care plans offering Medicare Advantage programs and growth in Medicare beneficiary enrollment in these programs. Also, in recent years, many states have increasingly mandated that Medicaid beneficiaries enroll in managed care arrangements. If these efforts continue to be successful, we may experience a further shift of traditional Medicare and Medicaid fee-for-service beneficiaries to managed care programs. As a result, we would be required to contract with those private managed care programs in order to be reimbursed for services provided to their Medicare and Medicaid members. There can be no assurance that we will be successful in entering into agreements with these managed care programs at rates of payment similar to those we realize from our non-managed care lines of business.
We expect the initiatives such as those described above to continue and, if they do, to reduce reimbursements for clinical laboratory services, to impose more stringent cost controls on clinical laboratory services and to reduce utilization of clinical laboratory services. These efforts, including changes in law or regulations that may occur in the future, may each individually or collectively have a material adverse impact on our business, results of operations, financial condition, and prospects.
Failure to comply with laws and regulations regarding laboratory licensing and operations, including environmental, health, and safety laws and regulations such as the federal Occupational Safety and Health Administration Act and the Needlestick Safety and Prevention Act, could result in fines and penalties and loss of licensure, and have a material adverse effect upon our business.
We are subject to extensive state and federal regulatory oversight regarding laboratory licensing and operations. Each of our laboratories must satisfy federal requirements under CLIA and to maintain the appropriate CLIA Certificate for all testing performed at the lab. Additionally, most states have adopted various laws and regulations setting standards for laboratories performing clinical laboratory testing, and requiring laboratories to obtain and maintain a state laboratory license before the

Table of Contents	NEOGENOMICS, INC.
laboratory is authorized to perform testing. These state licensure laws address a host of requirements and often establish permissible and prohibited practices involving digital health, including but not limited to telehealth and telepathology.
Periodic inspections or surveys are performed to determine whether our laboratory locations are compliant with CLIA requirements or with applicable state licensure or certification laws. The sanctions for failure to comply with CLIA, state licensure requirements, or other applicable laws and regulations include the suspension, revocation, or limitation of the right to perform clinical laboratory services or receive compensation for those services, as well as the requirement to enter into a corrective action plan to monitor compliance, and the imposition of civil or criminal penalties or administrative fines. In addition, any new legislation or regulation or the application of existing laws and regulations in ways that we have not anticipated could have a material adverse effect on our business, results of operations, and financial condition.
We are subject to licensing and regulation under federal, state, and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation, and disposal of medical specimens, infectious and hazardous waste, and radioactive materials, as well as regulations relating to the safety and health of laboratory employees. The federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations, and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the Needlestick Safety and Prevention Act requires, among other things, that we include in our safety programs the evaluation and use of engineering controls such as safety needles, if found to be effective at reducing the risk of needlestick injuries in the workplace.
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
There has been, and will continue to be, significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, private payers continually seek ways to reduce and control overall healthcare costs, and increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new applications and services. Third-party payers, including governmental payers such as Medicare and private payers, are scrutinizing new medical products and services and may not cover or may limit coverage and the level of reimbursement for our services. Third-party insurance coverage may not be available to patients for any of our existing tests or for tests we discover and develop, and a substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third-party payers. Likewise, any pricing pressure exerted by these third-party payers on our clients may, in turn, be exerted by our clients on us. If government and other third-party payers do not provide adequate coverage and reimbursement for our tests, it could adversely affect our operating results, cash flows and/or our financial condition.
Third-party billing is extremely complicated and results in significant additional costs to us.
Billing for laboratory services is extremely complicated. Depending on the billing arrangement and applicable laws, we must bill various payers, such as patients, insurance companies, Medicare, Medicaid, physician practices, employer groups, hospitals, and other laboratories, all of which have different billing requirements. Additionally, we undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Insurance companies and government payers, such as Medicare and Medicaid, also impose routine external audits to evaluate payments, which adds further complexity to the billing process.
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
We incur significant additional costs as a result of our participation in the Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory services are subject to considerable and complex federal and state regulations. The costs we expect to continue to incur include those related to: (i) complexity added to our billing processes and systems; (ii)

Table of Contents	NEOGENOMICS, INC.
training and education of our employees and clients; (iii) implementing compliance procedures and oversight; (iv) collections and legal costs; and (v) costs associated with, among other factors, challenging coverage and payment denials and providing patients with information regarding claims processing and services, such as advance beneficiary notices.
Our operations are subject to strict laws prohibiting fraudulent billing and other abuse, and our failure to comply with such laws could result in substantial penalties, including exclusion from participation in Medicare, Medicaid, and other governmental payer programs.
Of particular importance to our operations is ensuring compliance with federal and state laws prohibiting fraudulent billing and the retention of overpayments. In particular, if we fail to comply with federal and state documentation, coding, and billing rules, we could be subject to liability under the federal False Claims Act, including civil penalties, loss of licenses, and exclusion from the Medicare and Medicaid programs. The False Claims Act prohibits individuals and companies from knowingly submitting false claims for payments to, or improperly retaining overpayments from, the government.
If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $10,296 and $51,483 for each separate false claim. Further, False Claims Act liability may lead to exclusion from participation in Medicare, Medicaid, and other federal healthcare programs. There are a number of potential bases for liability under the federal False Claims Act. For example, liability arises when an entity knowingly submits, or causes another to submit, a claim for reimbursement to the federal government for a service which was not provided or which did not qualify for reimbursement. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could also result in liability under the False Claims Act. Following enactment of the ACA, knowing retention of overpayments is also considered a false claim and could lead to liability under the False Claims Act.
The False Claims Act’s “whistleblower” or “qui tam” provisions are used with frequency to challenge the reimbursement practices of providers and suppliers. Those provisions allow a private individual to bring an action on behalf of the government alleging that the defendant has submitted false claims for payment to the government. The government must decide whether to intervene in the lawsuit and whether to prosecute the case. If it declines to do so, the individual may pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. The successful qui tam relator who brought the case is entitled to a portion of the proceeds and his or her attorneys’ fees and costs. In addition, various states have enacted laws modeled after the federal False Claims Act, which prohibit submitting false claims for payment to the state, or, in some states, to commercial payers. If we fail to comply with federal and state documentation, coding, and billing rules, we could be subject to liability under analogous state laws as well as criminal liability through a variety of federal and state criminal statutes.
Government investigations of clinical laboratories have been ongoing for a number of years and are expected to continue in the future. When we submit bills for our services to third-party payers, we must follow complex documentation, coding, and billing rules which are based on federal and state laws, rules and regulations, various government publications, and on industry practice. A large number of laboratories have entered into substantial settlements with the federal and state governments for alleged noncompliance under these laws and rules. Private payers have also brought civil actions against laboratories, which have resulted in substantial judgments. Failure to follow these rules could result in potential civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes.
We submit thousands of claims for payment to governmental programs and private payers, and we cannot guarantee that there have not been errors in our claims. While we maintain a robust compliance program that includes consistent, detailed review of our documentation, coding, and billing practices, the rules are frequently vague, complex, and continually changing and we cannot assure that governmental authorities, private insurers, or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business. We therefore could be exposed to potential liability, penalties, or limitations on our operations due to failure to comply with significant government regulation and laboratory operations.
Existing federal laws governing Medicare and Medicaid, as well as some other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical laboratories, and their referral sources, including physicians, hospitals and other laboratories. Some of these laws, including the federal AKS and the federal Stark Law contain extremely broad proscriptions. Violation of these laws can result in criminal or civil penalties, exclusion from participation in the Medicare, Medicaid, and other federal healthcare programs, repayment of reimbursement received related to services tied to any impermissible referrals, or civil monetary penalties, which may be significant, as well as potential False Claims Act liability. Government authorities may determine that our arrangements with physicians and other clients do not comply with

Table of Contents	NEOGENOMICS, INC.
the federal AKS, Stark Law, and similar state laws, and may impose civil monetary penalties or exclude us based on our arrangements with physicians and other clients. The Company, for example, is voluntarily conducting an internal investigation, with the assistance of outside counsel, that focuses on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste, and abuse. Based on this internal investigation, the Company voluntarily notified the OIG of the Company’s internal investigation in November 2021. The Company’s review of this matter is ongoing. As of December 31, 2021, the Company has accrued a reserve of $11.2 million in other long-term liabilities on the Consolidated Balance Sheets for potential damages and liabilities associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the ongoing investigation and interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. At this time, the Company is unable to predict the duration, scope, result, or related costs associated with any further investigation, including by the OIG, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Determinations that the Company’s operations or activities do not, or did not, comply with laws or regulations, however, may result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.
The federal Civil Monetary Penalties Law (“federal CMP Law”) imposes civil monetary penalties and potential exclusion from Medicare and Medicaid programs on any person who offers or transfers remuneration to any patient, who is a Medicare or Medicaid beneficiary, when the person knows or should know that the remuneration is likely to induce the patient to receive medical services from a particular provider. The federal CMP Law applies, among other things, to many kinds of inducements or benefits provided to patients, including complimentary items or services that are of more than nominal value. Government authorities may determine our operations and provision of services do not comply with the law and its interpretations and impose civil monetary penalties and exclude us from participation in Medicare and Medicaid for past or present practices related to patient incentive, coordination of care and need-based programs.
Tests which are reimbursed by Medicare and other Government payers (for example, State Medicaid programs) accounted for approximately 17.8%, 17.0% and 18.0% of our revenues for the years ended December 31, 2021, 2020 and 2019, respectively. The Medicare program imposes extensive and detailed requirements on diagnostic service providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit claims for reimbursement, and how we provide specialized diagnostic laboratory services. Further, we are prohibited from contracting with any individuals or entities who have been excluded from participation in Medicare or Medicaid and are listed on the OIG’s List of Excluded Individuals and Entities List (“LEIE”) or in the System for Award Management, which includes the previously independent Government Services Administration’s Excluded Parties List System (“GSA-EPLS”). Contracting with excluded individuals or entities, such as hiring an excluded person or contracting with an excluded vendor, can result in significant penalties.
Our failure to comply with applicable Medicare, Medicaid, and other governmental payer rules could result in our inability to participate in a governmental payer program, an obligation to repay funds already paid to us for services performed, civil monetary penalties, criminal penalties, False Claims Act liability, and/or limitations on the operational function of our laboratory. If we were unable to receive reimbursement under a governmental payer program, a substantial portion of our revenues would be lost, which would adversely affect our results of operations and financial condition.
The failure to comply with fraud and abuse laws, including physician self-referral laws and anti-kickback laws, may subject us to liability, penalties, or limitation of operations.
We are subject to the federal Stark Law, as well as similar state statutes and regulations, which prohibit billing Medicare for certain healthcare services, which are referred to as DHS, rendered as a result of referrals by physicians to DHS entities with which the physicians (or their immediate family members) have a financial relationship unless an exception is met. A “financial relationship” includes both an ownership interest and/or a compensation arrangement with a physician, both direct and indirect, and DHS includes, but is not limited to, laboratory services. The Stark Law prohibits an entity that receives a prohibited DHS referral from seeking payment from Medicare for any DHS services performed as a result of such a referral, unless an arrangement is carefully structured to satisfy every requirement of a regulatory exception. The Stark Law is a strict liability statute, and thus any technical violation requires repayment of all “tainted” referrals, regardless of the intent, unless an exception applies. Penalties for violating the Stark Law may include the denial of payment to an entity for the impermissible provision of DHS, the requirement to refund any amounts collected in violation of the Stark Law, and civil monetary penalties of up to $26,125 for each violation and $174,172 for each circumvention arrangement or scheme. Other

Table of Contents	NEOGENOMICS, INC.
implications of a Stark Law violation may include exclusion from Medicare and Medicaid programs, and potential False Claims Act liability, including via “qui tam” action.
Further, many states have promulgated self-referral laws and regulations similar to the federal Stark Law, and these vary significantly based on the state. In addition to services reimbursed by Medicaid or government payers, these state laws and regulations can encompass services reimbursed by private payers and self-pay patients as well. Penalties for violating state self-referral laws and regulations vary based on the state, but often include civil penalties, exclusion from Medicaid, and loss of licenses.
Our financial arrangements with physicians are governed by the federal Stark Law, and we rely on certain exceptions to the Stark Law with respect to such relationships. While we believe that our financial relationships with physicians and physician practices are in compliance with applicable laws and regulations, we cannot guarantee that government authorities would agree. If we are found by the government to be in violation of the Stark Law, we could be subject to significant penalties, including fines as specified above, exclusion from participation in government and private payer programs and requirements to refund amounts previously received from government. Further, as our operations expand into new states and jurisdictions, we must continually evaluate whether our relationships with physicians comply with that jurisdiction’s laws. This may require structural and organizational modifications to our relationships with physicians, which could adversely affect our results of operations and financial condition.
We are subject to the federal AKS, which prohibits the offer, payment, solicitation, or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing, or arranging for or recommending the ordering, purchasing, or leasing of items or services payable by Medicare, Medicaid, or any other federally funded healthcare program. The federal AKS defines remuneration to include anything of value, in cash or in kind, and thus can implicate financial relationships involving payments not commensurate with fair market value, such as in the form of office space, equipment leases, professional or technical services, or anything else of value.
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
There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny. Violations of the AKS may result in substantial civil or criminal penalties, including criminal fines of up to $100,000, imprisonment of up to ten years, civil penalties under the federal CMP Law of up to $105,563 for each violation, plus three times the remuneration involved, civil penalties under the federal False Claims Act of a maximum of $51,483 for each claim submitted, plus three times the amounts paid for such claims and exclusion from participation in the Medicare and Medicaid programs. If we face these penalties or exclusion from participation in Medicare and Medicaid, it could significantly reduce our revenues and could have a material adverse effect on our business.
Further, most states have adopted similar anti-kickback laws prohibiting the offer, payment, solicitation, or receipt of remuneration in exchange for referrals, and typically impose criminal and civil penalties as well as loss of licenses. Some of these state laws apply to items and services paid for by private payers as well as by government payers. In addition, many states have adopted laws prohibiting the splitting or sharing of fees between physicians and non-physicians, as well as between treating physicians and referral sources. We believe our arrangements with physicians comply with the AKS, as well as state anti-kickback and fee splitting laws of the states in which we operate; however, if government authorities were to disagree, we could be subject to civil and criminal penalties and be required to restructure or terminate our contractual and other arrangements with physicians. This could result in a loss of revenue and have a material adverse effect on our business.
Some states have also adopted laws prohibiting the corporate practice of medicine, or prohibiting business corporations from employing physicians or engaging in activities considered to be the “practice of medicine.” In these states, we rely on service agreements with physicians and/or professional associations owned by physicians, to perform needed professional pathology services. We cannot be certain that a physician or physician’s professional organization will not seek to terminate an agreement with us on any basis, nor can we be certain that governmental authorities in those states will not seek termination of these arrangements on the basis of state laws prohibiting the corporate practice of medicine.

Table of Contents	NEOGENOMICS, INC.
Failure to comply with the HIPAA Privacy, Security, and Breach Notification Regulations and other evolving federal, state and international laws related to privacy and data protection may increase our operational costs, and we are subject to security risks which could harm our operations.
HIPAA, the HITECH Act, as implemented through HIPAA’s privacy and security regulations, and similar state laws contain provisions that require the electronic exchange of health information, such as claims submission and receipt of remittances, using standard transactions and code sets, which we refer to as “Standards,” and regulate the use and disclosure of patient records and other PHI. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and govern many healthcare providers, including physicians and clinical laboratories. Failure to comply with the Standards, the HIPAA privacy and security regulations, and applicable state privacy and security laws, could result in material adverse effects on our business, results of operations, and our financial condition and could subject us to liability.
The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of PHI by certain entities including health plans and healthcare providers, and set standards to protect the confidentiality, integrity, and availability of electronic medical records. The regulations establish a complex regulatory framework governing the use and disclosure of PHI, including, for example, the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient; a patient’s right to access, amend, and receive an accounting of certain disclosures of PHI; the content of notices of privacy practices describing how PHI is used and disclosed and individuals’ rights with respect to their PHI; and implementation of administrative, technical, and physical safeguards to protect privacy and security of PHI. The federal privacy regulations restrict our ability to use or disclose certain individually identifiable patient health information, without patient authorization, for purposes other than payment, treatment, or healthcare operations, as defined by HIPAA, except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The HIPAA privacy and security regulations do not supersede state laws that may be more stringent; therefore, we are required to comply with both federal privacy and security regulations and varying state privacy and security laws and regulations.
The HIPAA privacy and security regulations also require healthcare providers like us to notify affected individuals, the Secretary of the U.S. Department of Health and Human Services, and in some cases, the media, when PHI has been “breached,” as defined by HIPAA. Many states have similar breach notification laws. In the event of a breach, we could incur substantial operational and financial costs related to mitigation and remediation, including preparation and delivery of notices to affected individuals. Additionally, HIPAA and its implementing regulations provide for significant civil fines, criminal penalties, and other sanctions for failure to comply with the privacy, security, and breach notification rules, including for wrongful or impermissible use or disclosure of PHI. Although the HIPAA statute and regulations do not expressly provide for a private right of action for damages, we could incur damages under state laws to private parties for the wrongful or impermissible use or disclosure of confidential health information or other private personal information. Additionally, HIPAA allows state Attorneys General to bring an action against a covered entity, such as us, for a violation of HIPAA. We insure some of our risk with respect to HIPAA security breaches, but operational costs and penalties associated with HIPAA breaches easily could exceed our insured limits.
HIPAA imposes additional requirements, restrictions, and penalties on covered entities and their business associates to, among other things, deter breaches of security. As a result, in addition to the aforementioned reporting requirements, covered entities and their business associates may be required to take preventative and remedial actions, as well as face stringent sanctions for a breach. Our electronic health records system is periodically modified to meet applicable security standards. Despite our implementation of various security measures, our infrastructure may be vulnerable to computer viruses, break-ins, and other disruptive problems inadvertently introduced by authorized users such as employees and clients, or purposefully targeted by hackers and other cybercriminals which could lead to interruption, delays, or cessation in service to our clients. Further, such incidents, whether electronic or physical, could jeopardize the security of confidential information, including PHI and other sensitive information stored in our computer systems related to clients, patients, and other parties connected through us, which may deter potential clients and give rise to uncertain liability to parties whose security or privacy has been infringed. A significant security breach could result in fines, loss of clients, damage to our reputation, direct damages, costs of repair and detection, costs to remedy the breach, government penalties, and other expenses. We insure some of our risk with respect to security breaches but the occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations, and our financial condition.
Numerous other federal, state, and international laws govern the collection, use, and disclosure of personal information and may complicate our compliance efforts. Failure to comply with these laws can result in the imposition of significant fines and impact our ability to process certain personal data. For example, the GDPR imposes penalties of up to 4.0% of annual global turnover. The GDPR imposes a number of strict obligations and restrictions on the ability to process (which includes

Table of Contents	NEOGENOMICS, INC.
collection, analysis, and transfer of) personal data, including health data from clinical trials and adverse event reporting. The GDPR also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, notification of data processing obligations to the national data protection authorities, and the security and confidentiality of the personal data. Further, the GDPR prohibits the transfer of personal data to countries outside of the EU that are not considered by the European Commission to provide an adequate level of data protection, including to the United States, except if the data controller meets very specific requirements. Following the Schrems II decision of the Court of Justice of the European Union on July 16, 2020, there is considerable uncertainty as to the permissibility of international data transfers under the GDPR.
In the United States, the CCPA affords California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action related to certain data security breaches. These protections will be expanded by the California Privacy Rights Act (“CPRA”), which will be operational in most key respects in 2023 along with new privacy laws in Virginia and Colorado. There are similar legislative proposals being advanced in other states, as well as in Congress. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including laws in all 50 states requiring security breach notification in some circumstances. These and other laws could create liability for us or increase our cost of doing business.
General Risk Factors
We are dependent on key personnel and need to hire additional qualified personnel in order for our business to succeed.
Our performance is substantially dependent on the performance of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of our senior management team. The loss of the services of any of our executive officers, our medical staff, our laboratory directors or other key employees could have a material adverse effect on our business, results of operations, and our financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified managerial and technical personnel as we continue to grow. Competition for such personnel is intense and we may not be able to retain our key managerial and technical employees or may not be able to attract and retain additional highly qualified managerial and technical personnel in the future. The inability to attract and retain the necessary managerial and technical personnel could have a material adverse effect upon our business, results of operations, and financial condition.
Additionally, our ability to retain existing clients for our specialized diagnostic services and attract new clients is dependent upon retaining existing sales representatives and hiring and training new sales representatives, which are expensive and time-consuming processes. We face intense competition for qualified sales personnel and our inability to hire or retain an adequate number of sales representatives could limit our ability to maintain or expand our business and increase sales. Even if we are able to increase our sales force, our new sales personnel may not commit the necessary resources or provide sufficient high quality service and attention to effectively market and sell our services. If we are unable to maintain and expand our marketing and sales networks, or if our sales personnel do not perform to our standards, we may be unable to maintain or grow our existing business and our results of operations and financial condition will likely suffer accordingly. If a sales representative ceases employment, such termination could result in the loss of client goodwill based on the impairment of relationships developed between the sales representative and the healthcare professionals for whom the sales representative was responsible. This is particularly a risk if the representative goes to work for a competitor, as the healthcare professionals that are our clients may choose to use a competitor’s services based on their relationship with our former sales representative.
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
In our business, we collect, generate, process, or maintain sensitive information, such as patient data and other personal information. If we use or do not adequately safeguard such information in compliance with applicable requirements under federal, state, and international laws, or if such information were disclosed to persons or entities that should not have access to it, our business could be materially impaired, our reputation could suffer, and we could be subject to fines, penalties, and litigation. In the event of a data security breach, we may be subject to notification obligations, litigation, and governmental investigation or sanctions and may suffer reputational damage, which could have an adverse impact on our business.

Table of Contents	NEOGENOMICS, INC.
We are subject to laws and regulations regarding protecting the security and privacy of certain healthcare and personal information, including: (a) HIPAA and the regulations thereunder, which establish (i) a complex regulatory framework including requirements for safeguarding protected health information and (ii) comprehensive federal standards regarding the uses and disclosures of protected health information; (b) state laws, including the CCPA; and (c) the European Union’s GDPR.
We may not be able to implement our business strategy, which could impair our ability to continue operations.
Implementation of our business strategies will depend in large part on our ability to (i) attract and maintain a significant number of clients; (ii) effectively provide acceptable products and services to our clients; (iii) develop and license new products and technologies; (iv) obtain adequate financing on favorable terms to fund our business strategies; (v) maintain appropriate internal procedures, policies, and systems; (vi) hire, train, and retain skilled employees and management; (vii) continue to operate despite competition in the medical laboratory industry; (viii) be paid reasonable fees by government payers that will adequately cover our costs; (ix) establish, develop, and maintain our name recognition; and (x) establish and maintain beneficial relationships with third-party insurance providers and other third-party payers. Our inability to obtain or maintain any or all these factors could impair our ability to implement our business strategies successfully, which could have material adverse effects on our results of operations and financial condition.
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
•the potential loss of key employees, customers, managed care contracts, or strategic partners, or the ability to attract or retain key management and other key personnel, which could have an adverse effect on our ability to integrate and operate the acquired business;
•complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks, and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;
•costs and challenges related to the integration of the acquired company’s internal controls over financial reporting with ours; and
•potential unknown liabilities and unforeseen increased expenses.
We cannot be assured that all of the goals and anticipated benefits of an acquisition will be achievable, particularly as achievement of the benefits is in many important respects subject to factors that we do not control. These factors would include the reactions of third parties with whom we enter into contracts and do business and the reactions of investors and analysts.
If we cannot successfully integrate our legacy business with any future business we may acquire, we may fail to realize the expected benefits of such transaction, including the anticipated cost synergies. We could also encounter additional transaction and integration costs or be subject to other factors that affect preliminary estimates.

Table of Contents	NEOGENOMICS, INC.
We may incur greater costs than anticipated, which could result in sustained losses.
We use reasonable efforts to assess and predict the expenses necessary to pursue our business strategies. However, implementing our business strategies may require more employees, capital equipment, supplies, or other expenditure items than management has predicted, particularly as we continue to assess any further needs resulting from the growth of our Pharma Services segment. Similarly, the cost of compensating additional management, employees, and consultants or other operating costs may be more than we estimate, which could result in ongoing and sustained losses.
We may face fluctuations in our results of operations and we are subject to seasonality in our business which could negatively affect our business operations.
Management expects that our results of operations may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to: (i) the continued rate of growth, usage, and acceptance of our products and services; (ii) demand for our products and services; (iii) the introduction and acceptance of new or enhanced products or services by us or by competitors; (iv) our ability to anticipate and effectively adapt to developing markets and to rapidly changing technologies; (v) our ability to attract, retain, and motivate qualified personnel; (vi) the initiation, renewal, or expiration of significant contracts with any major clients; (vii) pricing changes by us, our suppliers, or our competitors; (viii) seasonality; and (ix) general economic conditions and other factors. Accordingly, future sales and operating results are difficult to forecast. Our expenses are based in part on our expectations as to future revenues and to a significant extent are relatively fixed, at least in the short-term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to our expectations would likely have an immediate adverse impact on our business, results of operations, and financial condition. In addition, we may determine from time to time to make certain pricing or marketing decisions or acquisitions that could have a short-term material adverse effect on our business, results of operations, and financial condition and may not result in the long-term benefits intended. Furthermore, in Florida, historically our largest referral market for laboratory testing services, a meaningful percentage of the population returns to their homes in the Northern United States to avoid the hot summer months. This combined with our clients’ usual summer vacation schedules typically results in seasonality in our business. Because of all of the foregoing factors, our operating results in future periods could be less than the expectations of investors.
The steps we have taken to protect our proprietary rights may not be adequate, which could result in infringement or misappropriation by third parties.
We regard our copyrights, trademarks, trade secrets, and similar intellectual property as critical to our success, and we rely upon trademark law, copyright law, trade secret protection, and confidentiality and/or license agreements with our employees, clients, partners, and others to protect our proprietary rights. The steps taken by us to protect our proprietary rights may not be adequate or third parties may infringe or misappropriate our copyrights, trademarks, trade secrets, and similar proprietary rights. In addition, other parties may assert infringement claims against us.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We operate an international network of laboratories. Our corporate office and all of our laboratory facilities are leased, except for 43,560 square feet at our Carlsbad, California facility, which we own. During the third quarter of 2021, we committed to selling this property and the associated land and concluded that these assets met the held for sale criteria. For further information about our held for sale assets, please refer to Note 2. Summary of Significant Accounting Policies and Note. 5 Property and Equipment, in the notes to our Consolidated Financial Statements. Our leases expire at various dates through 2041. We believe that these locations are sufficient to meet our needs at existing volume levels and, if needed, additional space will be available at a reasonable cost.

Table of Contents	NEOGENOMICS, INC.
We maintain laboratories at all of our facilities, as well as administrative offices at four of our locations. The following table summarizes our facilities by location and approximate square footage:

Location	Square Footage
Fort Myers, Florida	175,700
Aliso Viejo, California	131,200
Carlsbad, California	105,200
Houston, Texas	32,800
La Jolla, California	25,400
Cambridge, United Kingdom	12,500
Durham, North Carolina	8,900
Geneva (Rolle), Switzerland	8,000
Nashville, Tennessee	7,800
Tampa, Florida	5,600
Atlanta, Georgia	5,000
Phoenix, Arizona	4,700
Singapore	4,000
Suzhou, China	3,400
Burlington, Massachusetts	3,200
Our La Jolla, California; Rolle, Switzerland; Singapore and Suzhou, China laboratories support our Pharma Services segment exclusively. Our Nashville, Tennessee; Tampa, Florida; Atlanta, Georgia; and Phoenix, Arizona locations support our Clinical Services segment exclusively. All other locations serve both segments of the business. For further financial information about our segments, please refer to Note 19. Segment Information, in the notes to our Consolidated Financial Statements.
ITEM 3. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings, including proceedings that arise in the ordinary course of business. For further information on legal proceedings, please refer to Note 17. Commitments and Contingencies, in the notes to our Consolidated Financial Statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on The Nasdaq Stock Market LLC under the symbol “NEO.”
Holders of Common Stock
As of February 21, 2022, there were 690 stockholders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.
Dividends
We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance operations and future growth and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Our financing arrangements contain certain restrictions on our ability to pay dividends on our common stock.

Table of Contents	NEOGENOMICS, INC.
Equity Compensation Plan Information
The following table summarizes the securities authorized for issuance under equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”)(1)	2,961,195	$25.46	6,807,119
Employee Stock Purchase Plan (“ESPP”)(2)	—	N/A	124,557
Total	2,961,195		6,931,676
(1) The Company’s Equity Incentive Plan was amended, restated and subsequently approved by a majority of stockholders on December 21, 2015, and amended and subsequently approved by a majority of stockholders on May 25, 2017, and then amended and subsequently approved by a majority of stockholders again on May 27, 2021. The most recent amendment increased the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the Equity Incentive Plan to 25,625,000.
(2) The Company’s Employee Stock Purchase Plan was amended, restated and subsequently approved by a majority of stockholders on June 6, 2013, and amended and subsequently approved by a majority of stockholders on May 25, 2017, and then amended and subsequently approved by a majority of stockholders again on June 1, 2018. The most recent amendment increased the maximum aggregate number of shares reserved and available for issuance under the Employee Stock Purchase Plan to 1,500,000.
Currently the Company’s Equity Incentive Plan, as amended on May 27, 2021, and the Company’s ESPP, as amended on June 1, 2018, are the only equity compensation plans in effect.
Recent Sales of Unregistered Securities
None for the year ended December 31, 2021 that have not been previously included in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	27	$43.68	—	—
November 1, 2021 - November 30, 2021	39,979	43.39	—	—
December 1, 2021 - December 31, 2021	—	—	—	—
Total	40,006		—	—
(3) The Company’s Equity Incentive Plan, as amended on May 27, 2021, allows participants to surrender vesting shares having a fair market value equal to the required withholding tax related to the vesting of restricted stock. Pursuant to a share withholding election made by participants in connection with the vesting of such awards, all of which were outside of a publicly-announced repurchase plan, we acquired from such participants the shares noted in the table above to satisfy tax withholding obligations related to the vesting of their restricted stock. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

Table of Contents	NEOGENOMICS, INC.
Comparison of Cumulative Five Year Total Return
We have presented below the cumulative total return to our stockholders of $100 during the period from December 31, 2016, through December 31, 2021, in comparison to the cumulative return on the S&P 500 Index and a customized peer group of five publicly traded companies during that same period. The peer group is made up of Invitae Corporation, Exact Sciences Corporation, Laboratory Corporation of America Holdings, Natera, Inc., and Quest Diagnostics, Inc. Several of our closest competitors are part of large pharmaceutical or other multi-national firms, or are privately held and, as such, we are unable to obtain financial information for them.
The results assume that $100 (with reinvestment of all dividends) was invested in our common stock, the index, and in the peer group and its relative performance tracked through December 31, 2021. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock. The performance graph set forth above shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act except to the extent that we specifically incorporate such information by reference therein.
ITEM 6. SELECTED FINANCIAL DATA
Reserved.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in this Annual Report on Form 10-K. The information contained below includes statements of management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Annual Report under the caption “Forward Looking Statements,” which information is incorporated herein by reference. For discussion and analysis pertaining to 2020 overview and highlights as compared to 2019, please refer to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021.
Our Company
NeoGenomics is a high-complexity clinical laboratory that specializes in cancer genetics diagnostic testing and pharma services. Our testing services include cytogenetics, FISH, flow cytometry, IHC, anatomic pathology and molecular genetic testing. We operate CLIA-certified laboratories in Fort Myers and Tampa, Florida; Aliso Viejo, Carlsbad and San Diego, California; Research Triangle Park, North Carolina; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; and Phoenix, Arizona and CAP accredited laboratories in Cambridge, United Kingdom; Rolle, Switzerland; and Singapore. NeoGenomics

Table of Contents	NEOGENOMICS, INC.
serves the needs of pathologists, oncologists, academic centers, hospital systems, pharmaceutical firms, integrated service delivery networks, and managed care organizations throughout the United States and pharmaceutical firms in Europe and Asia.
2021 Overview and Highlights
•We increased consolidated revenue by 9.0% compared to 2020, including increases in Clinical Services revenue of 5.7% and in Pharma Services revenue of 29.1%;
•Pharma Services backlog increased to approximately $267 million;
•Financial position strengthened with $743 million net convertible note and equity offerings;
•We acquired Trapelo;
•We acquired Inivata;
•With the Inivata acquisition, we added liquid biopsy platform technology, including MRD testing capabilities, to our comprehensive portfolio of oncology testing solutions; and
•Transitioned the majority of our testing in Fort Myers to our new headquarters and laboratory facility, providing significant additional capacity for future growth.
Company Outlook
Advances in science and technology are driving a proliferation of oncology therapies and associated diagnostic tests. These diagnostic tools and therapies are increasing survival and enhancing quality-of-life for cancer patients. As a leading global oncology diagnostics company serving biopharmaceutical companies as well as practicing oncologists and pathologists, NeoGenomics facilitates the adoption of these advanced oncology diagnostic tools beyond the academic environment into the community setting. We are continuously enhancing and expanding our test menu to ensure that providers and patients have access to leading edge solutions such as advanced molecular testing and state-of-the art digital pathology. Moreover, our team of MDs and PhDs, along with our highly-trained oncology-focused sales team, provides ongoing education to our clients to ensure that they remain abreast of cutting-edge developments in oncology.
We are a leading provider of oncology-diagnostic services to biopharma companies. We will continue to work with these clients across the drug development continuum—from research and development through clinical trials testing—to commercialization of companion diagnostic tests. We expect to continue to grow our Pharma Services business through (i) global expansion in both Europe and Asia, (ii) expansion of our test offerings (including leading edge NGS tools), and (iii) our unique capabilities for developing and commercializing companion diagnostic tests.
We are continuing to develop and broaden our informatics and data-related tools to leverage our strategic market position and oncology expertise to help our stakeholders solve real-world problems such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers. We are committed to connecting patients with life altering therapies and trials. In carrying out these commitments, NeoGenomics aims to provide transparency and choice to patients regarding the handling and use of their data through our Notice of Privacy Practices, and has invested in leading technologies to help ensure the data we maintain is secured at all times.
We believe lower cost and increased value of testing is extremely important to the healthcare industry and creates a competitive advantage. We will invest in information technology, automation and best practices to continually improve our processes and drive down the cost of testing. We will continue to expand our test menu and expect to remain at the forefront of the ongoing revolution in cancer related genetic and molecular testing to achieve our vision of becoming one of the world’s leading cancer testing and information companies.
We continue to develop our company-wide focus, which includes the following three critical success factors for 2022:
Growth through Innovation
•Successfully launch new test offerings and secure reimbursement;
•Expand development of new cancer treatments; and
•Accelerate precision medicine in the community.
Excellence In Service and Performance
•Achieve turnaround time targets;
•Grow consolidated revenue and profitability; and
•Design next-generation LIMS platform.

Table of Contents	NEOGENOMICS, INC.
Purpose Driven Culture
•Drive an engaged and committed workforce; and
•Foster inclusive and effective leadership by expanding our culture of inclusion and developing our future leaders.
These critical success factors have been communicated throughout our Company. We have structured departmental goals around these factors and have created employee incentive plans in which every employee will have a meaningful incentive for our success.
Regulatory Environment
The FDA is currently considering changes which may include increased regulation of LDTs by the FDA. In October 2014 the FDA announced its proposed framework and timetable and indicated it would move toward greater oversight of LDTs. The FDA has not finalized the framework they announced in 2014. In 2017 the FDA shifted its approach to oversight of LDTs, indicating that they would work with Congress and stakeholders on a new legislative framework and pathway for all diagnostic testing. In 2018 the FDA began limited enforcement activities on a subset of LDTs known as pharmacogenetic testing (“PGx”). NeoGenomics is a member of the American Clinical Laboratory Association (“ACLA”), which has been in active discussions with the FDA and Congress regarding FDA oversight of LDT’s. However, recent agency announcements made in the context of the COVID-19 public health emergency have produced a shifting policy landscape and further uncertainty regarding FDA’s role in regulating LDTs: in August 2020, HHS announced that FDA would not require premarket review of LDTs absent notice-and-comment rulemaking, but in November 2021, HHS issued a statement withdrawing that prior announcement, indicating a return to FDA’s longstanding approach to the regulation and enforcement discretion toward LDTs. At this time, we cannot predict what the current administration impact will be on the oversight and regulation of LDTs or if there will be any additional changes to current rules and regulations.
We closely monitor changes in legislation and take specific actions to identify and estimate the impact of changes in legislation whenever possible as regulatory changes can affect reimbursement for clinical laboratory services. We do not anticipate significant changes to our clinical revenue in 2022 resulting from known changes in legislation.
Reportable Segments
We report our activities in two reportable segments—the Clinical Services Segment and the Pharma Services Segment. We have presented the financial information reviewed by the Chief Operating Decision Maker including revenues, cost of revenue, and gross margin for each of our reportable segments. Assets are not presented at the segment level as that information is not used by the CODM.
Clinical Services
The clinical cancer testing services we offer to community-based pathologists are designed to be a natural extension of, and complementary to, the services that they perform within their own practices. We believe our relationships as a non-competitive partner to community-based pathology practices, to hospital pathology labs, and to academic centers empower them to expand their breadth of testing and provide a menu of services to match or exceed the level of service found in any center of excellence around the world. Community-based pathology practices and hospital pathology labs may order certain testing services on a tech-only basis, which allows them to participate in the diagnostic process by performing the PC interpretation services without having to hire laboratory technologists or purchase the sophisticated equipment needed to perform the technical component of the tests. We also support our pathology clients with interpretation and consultative services using our own specialized team of pathologists for difficult or complex cases and provide overflow interpretation services when requested by clients.
We are a leading provider of Molecular and NGS testing. These tests are interpreted by NeoGenomics’ team of Molecular experts and are often ordered in conjunction with other testing modalities. NGS panels are one of our fastest growing testing areas and clients can often receive a significant amount of biomarker information from very limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. We believe that we have one of the broadest Molecular menus in the industry and our targeted NeoTYPE panels include genes relevant to a particular cancer type, as well as other complementary tests, such as immunohistochemistry and FISH. This comprehensive menu means that NeoGenomics can be a “one-stop shop” for our clients who can get all of their oncology testing needs satisfied by our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. We expect our Molecular laboratory and NGS capabilities to be a key growth driver in the coming years.
In addition we directly serve oncology, dermatology, and other clinician practices that prefer to have a direct relationship with a laboratory for cancer-related genetic testing services. We typically serve these types of clients with a comprehensive

Table of Contents	NEOGENOMICS, INC.
service offering where we perform both the technical and professional components of the tests ordered. In certain instances, larger clinician practices have begun to internalize pathology interpretation services and our tech-only service offering allows these larger clinician practices to also participate in the diagnostic process by performing the PC interpretation services on TC testing performed by us. In these instances, we will typically provide all of the more complex, molecular testing services.
Pharma Services
Our Pharma Services revenue consists of three revenue streams:
•Clinical trials and research;
•Validation laboratory services; and
•Informatics.
Our Pharma Services segment supports pharmaceutical firms in their drug development programs by supporting various clinical trials and research. This portion of our business often involves working with the sponsors on study design as well as performing the required testing. Our medical team often advises the sponsor and works closely with them as specimens are received from the enrolled sites. We also work on developing tests that will be used as part of a companion diagnostic to determine patients’ responses to a particular drug. As studies unfold our clinical trials team reports the data and often provides key analysis and insights back to the sponsors.
Our Pharma Services segment provides comprehensive testing services in support of our pharmaceutical clients’ oncology programs from discovery to commercialization. In biomarker discovery our aim is to help our clients discover the right content. We help our clients develop a biomarker hypothesis by recommending an optimal platform for molecular screening and backing our discovery tools with the informatics to capture meaningful data. In other pre-clinical and non-clinical work we can use our platforms to characterize markers of interest. Moving from discovery to development, we seek to help our clients refine their biomarker strategy and, if applicable, to develop a companion diagnostic pathway using the optimal technology for large-scale clinical trial testing.
Whether serving as the single contract research organization or partnering with one, our Pharma Services team provides significant technical expertise, working closely with our clients to support each stage of clinical trial development. Each trial we support comes with rapid turnaround time, dedicated project management, and quality assurance oversight. We have experience in supporting submissions to the FDA for companion diagnostics. Our Pharma Services strategy is focused on helping bring more effective oncology treatments to market through providing world-class laboratory services in oncology to key pharmaceutical companies in the industry.
We believe we are well positioned to service Pharma sponsors across the full continuum of the drug development process. Our Pharma Services team can work with them during the basic research and development phase as compounds come out of translational research departments as well as work with clients from Phase I clinical trials through Phases II and III as the sponsors work to prove the efficacy of their drugs. The laboratory biomarker tests that are developed during this process may become CDx tests that will be used on patients to determine if they could respond to a certain therapy. We are able to offer these CDx tests to the market immediately after FDA approval as part of our Day 1 readiness program. This ability helps to speed the commercialization of a drug and can enable Pharma sponsors to reach patients through our broad distribution channel in the Clinical Services segment.
We are continuing to develop and broaden our informatics and data-related tools to leverage our strategic market position and oncology expertise to help our stakeholders solve real-world problems such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers. We are committed to connecting patients with life altering therapies and trials. In carrying out these commitments, we aim to provide transparency and choice to patients regarding the handling and use of their data through our Notice of Privacy Practices, and have invested in leading technologies to seek to ensure the data we maintain is secured at all times.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Please refer to Note 2. Summary of Significant Accounting Policies, to our Consolidated Financial Statements for a complete description of our significant accounting policies.

Table of Contents	NEOGENOMICS, INC.
Our critical accounting policies are those where we have made difficult, subjective, or complex judgments in making estimates and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:
•Business Combinations;
•Accounts Receivable;
•Recoverability and Impairment of Long-Lived Assets;
•Contingencies;
•Stock-based Compensation;
•Revenue Recognition; and
•Deferred Taxes.
Business Combinations
Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition. We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill. Transaction costs associated with acquisitions are expensed as incurred in general and administrative expenses.
Accounts Receivable
Accounts receivable are reported for all Clinical Services payers based on the amount expected to be collected, which considers implicit price concessions.
For Pharma Services, we negotiate billing schedules and payment terms on a contract-by-contract basis, which often includes payments based on certain milestones being achieved. Receivables are generally reported over time based on the number of units completed, which aligns with the progress towards fulfilling its obligations under the contract.
Days Sales Outstanding (“DSO”) increased to 82 days at December 31, 2021 from 78 days at December 31, 2020 due to timing of cash receipts.
Recoverability and Impairment of Long-Lived Assets
We review the recoverability of its long-lived assets (including definite-lived intangible assets) if events or changes in circumstances indicate the assets may be impaired. Evaluation of possible impairment is based on our ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value to the carrying amount of the asset.
Contingencies
We accrue contingent losses when estimated impacts of various conditions, situations or circumstances involve uncertain outcomes. Contingent losses are recorded based on management judgment along with internal and external advice from legal counsel and/or technical consultants. Estimated losses from contingencies are recorded when both of the following conditions are met: (i) information available before the financial statements are issued (or available to be issued) indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (ii) the amount of loss can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, that amount shall be accrued. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range shall be accrued.
Stock-based Compensation
We recognize compensation costs for all share-based payment awards made to employees, non-employee contracted physicians and directors based upon the awards’ initial grant-date fair value. Prior to 2021, we estimated the fair value of stock options using a trinomial lattice model. On January 1, 2021, we began applying the Black-Scholes option valuation model on a prospective basis to new awards. Stock compensation is recognized on a straight-line basis over the awards’ requisite service periods. The periodic expense is adjusted for actual forfeitures.

Table of Contents	NEOGENOMICS, INC.
Revenue Recognition
Clinical Services Revenue
Our specialized diagnostic services are performed based on an online test order or a written test requisition form. The performance obligation is satisfied and revenues are recognized once the diagnostic services have been performed and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including client direct billing, commercial insurance, Medicare and other government payers, and patients. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration we expect to receive based on negotiated discounts, historical collection experience and other anticipated adjustments, including anticipated payer denials. Collection of consideration we expect to receive typically occurs within 30 to 60 days of billing for commercial insurance, Medicare and other governmental and self-pay patients and within 60 to 90 days of billing for client payers.
The following table reflects our estimate of the breakdown of net clinical revenue by type of payer for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Client direct billing	63%	63%	59%
Commercial insurance	19%	20%	23%
Medicare and other government	18%	17%	18%
Total	100%	100%	100%
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

Table of Contents	NEOGENOMICS, INC.
Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets.
As of December 31, 2021 and 2020, we determined that sufficient positive evidence did not exist to conclude that it is more likely than not that net operating losses generated by our operations in the U.S., Switzerland, Singapore, and China would be able to be utilized in future periods and has therefore established a valuation allowance against the deferred tax assets generated by such losses.
Results of Operations for the year ended December 31, 2021 as compared with the year ended December 31, 2020
The following table presents the condensed Consolidated Statements of Operations as a percentage of revenue for the years ended December 31, 2021 and 2020:

	2021	2020
Net revenue	100.0%	100.0%
Cost of revenue(1)	61.4%	58.2%
Gross profit	38.6%	41.8%
Operating expenses:
General and administrative	45.7%	32.3%
Research and development	4.5%	1.9%
Sales and marketing	12.9%	10.8%
Total operating expenses	63.1%	45.0%
Loss from operations	(24.5)%	(3.2)%
Interest expense, net	1.0%	1.6%
Other expense (income), net	0.1%	(1.8)%
Gain on investment in and loan receivable from non-consolidated affiliate, net	(22.5)%	(0.9)%
Loss on extinguishment of debt	—%	0.3%
Loss on termination of cash flow hedge	—%	0.8%
Net loss before income taxes	(3.1)%	(3.2)%
Income tax benefit	(1.4)%	(4.1)%
Net (loss) income	(1.7)%	0.9%
(1) Cost of revenue for the year ended December 31, 2021, includes $10.4 million of amortization of acquired Inivata developed technology intangible assets and write-offs of $5.3 million for COVID-19 PCR testing inventory.
Revenue
Clinical Services and Pharma Services net revenue for the years ended December 31, 2021 and 2020, are as follows (dollars in thousands):

	2021	2020	% Change
Net revenue:
Clinical Services	$404,172	$382,337	5.7%
Pharma Services	80,157	62,111	29.1%
Total net revenue	$484,329	$444,448	9.0%
Consolidated revenue in 2021 increased $39.9 million, or 9.0%, as compared to 2020. Clinical Services revenue increased $21.8 million, or 5.7%, to $404.2 million in 2021 as compared to $382.3 million in 2020. Decreases in Clinical Services revenue in 2021 due to the exit of COVID-19 PCR testing were offset by increases in Clinical Services non-COVID-19 PCR test volumes.
Due to the broad roll-out of the COVID-19 vaccine and a sharp decline in the demand for COVID-19 PCR testing, we made the decision at the end of the first quarter 2021 to exit from COVID-19 PCR testing which was included in Clinical Services segment revenue. The Clinical Services segment’s continued focus is its broad and innovative testing menu as well as any future new product offerings. COVID-19 PCR testing revenue was $1.6 million in 2021 compared to $27.8 million in 2020.
Pharma Services revenue increased $18.0 million, or 29.1%, to $80.2 million in 2021 as compared to $62.1 million in 2020, primarily driven by an increase in revenue related to research studies and informatics. In addition our backlog of signed contracts has continued to grow 27.8% to approximately $267 million as of December 31, 2021, from $209 million as of

Table of Contents	NEOGENOMICS, INC.
December 31, 2020. We define backlog as the stated amount of signed contracts less dormant contracts with no activity for twelve months, contingencies and cancellations.
Cost of Revenue and Gross Profit
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and/or depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, delivery and courier costs relating to the transportation of specimens to be tested, and amortization for acquired Inivata developed technology intangible assets.
The consolidated cost of revenue and gross profit metrics for the years ended December 31, 2021 and 2020 are as follows (dollars in thousands):

	2021	2020	% Change
Cost of revenue:
Clinical Services(2)	$244,360	$215,529	13.4%
Pharma Services(3)	52,909	43,026	23.0%
Total cost of revenue	$297,269	$258,555	15.0%
Cost of revenue as a percentage of revenue	61.4%	58.2%

Gross Profit:
Clinical Services	$159,812	$166,808	(4.2)%
Pharma Services	27,248	19,085	42.8%
Total gross profit	$187,060	$185,893	0.6%
Gross profit margin	38.6%	41.8%
(2) Clinical Services cost of revenue in 2021 includes $9.2 million of amortization of acquired Inivata developed technology intangible assets and write-offs of $5.3 million for COVID-19 PCR testing inventory.
(3) Pharma Services cost of revenue in 2021 includes $1.2 million of amortization of acquired Inivata developed technology intangible assets.
The consolidated cost of revenue increase in 2021 when compared to 2020 is due to the amortization of acquired Inivata developed technology intangibles, the write-off of COVID-19 PCR testing inventory due to the termination of COVID-19 PCR testing, and higher payroll and payroll-related costs.
Gross profit margin for 2021 was 38.6% compared to 41.8% in 2020. This 3.2% decrease is primarily due to the amortization of acquired Inivata developed technology intangibles and the fixed nature of many of our laboratory costs.
General and Administrative Expenses
General and administrative expenses consist of payroll and payroll related costs for our executive, billing, finance, human resources, information technology, and other administrative personnel, as well as stock-based compensation. We also allocate professional services, facilities expense, IT infrastructure costs, depreciation, amortization, and other administrative-related costs to general and administrative expenses.
Consolidated general and administrative expenses for the years ended December 31, 2021 and 2020 are as follows (dollars in thousands):

	2021	2020	$ Change	% Change
General and administrative	$221,347	$143,794	$77,553	53.9%
General and administrative as a percentage of revenue	45.7%	32.3%
General and administrative expenses increased $77.6 million in 2021 compared to 2020. The increase reflects acquisition and integration costs related to the acquisitions of Inivata and Trapelo, an increase in payroll and payroll-related costs due to increases in personnel to support our near and long-term growth, higher non-cash stock-based compensation expenses, an increase in professional fees, and a loss contingency for the regulatory matter.
We expect our general and administrative expenses to increase in total but decrease as a percentage of revenue as we add employee and compensation expenses and continue to expand our physical and technological infrastructure to support our anticipated growth.

Table of Contents	NEOGENOMICS, INC.
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, including payroll and payroll related costs, maintenance of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.
Consolidated research and development expense for the years ended December 31, 2021 and 2020 are as follows (dollars in thousands):

	2021	2020	$ Change	% Change
Research and development	$21,873	$8,229	$13,644	165.8%
Research and development as a percentage of revenue	4.5%	1.9%
Research and development expenses increased $13.6 million in 2021 compared to 2020. The increase is driven by additional focus and commitment to new test development and FDA initiatives.
We anticipate research and development expenditures will significantly increase in the future as we continue to invest in development costs for innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel.
Consolidated sales and marketing expenses for the years ended December 31, 2021 and 2020, are as follows (dollars in thousands):

	2021	2020	$ Change	% Change
Sales and marketing	$62,594	$47,862	$14,732	30.8%
Sales and marketing as a percentage of revenue	12.9%	10.8%
Sales and marketing expenses increased $14.7 million in 2021 compared to 2020. The increase primarily reflects higher commissions due to our increase in consolidated revenue, the expansion of our sales team, increased sales travel expenses due to the easing of COVID-19 pandemic related sales travel restrictions, and increased investment in marketing.
We expect higher commissions expense in the coming years as our sales representatives continue generating new business in both of our business segments. We expect our sales and marketing expenses over the long term to align with changes in revenue.
Interest Expense, Net
Interest expense, net, decreased $1.9 million in 2021 compared to 2020. This reduction in interest expense primarily results from the termination of the higher interest rate term loan replaced by the lower interest rate convertible debt in May 2020. Interest expense for the year ended December 31, 2021 reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually. For further details regarding the convertible notes, please refer to Note 9. Debt, in the accompanying notes to the Consolidated Financial Statements.
Other Expense (Income), Net
Other expense (income), net, was expense of $0.5 million in 2021 compared to income of $7.9 million in 2020. This $8.4 million decrease was primarily due to grant income related to the CARES Act Public Health and Social Service Emergency Fund for the year ended December 31, 2020. Please refer to Note 2. Summary of Significant Accounting Policies for further details regarding the grant income.
Gain on Investment in and Loan Receivable from Non-Consolidated Affiliate, Net
We recorded a gain on investment in and loan receivable from non-consolidated affiliate, net, in the accompanying notes to the Consolidated Statements of Operations of $109.3 million in 2021 for the excess of the acquisition-date fair value of the previously-held equity interest, Purchase Option, and Line of Credit over their carrying values. For the year ended December 31, 2020, we reported a net unrealized gain of $4.0 million due to a remeasurement of our investment in Inivata. For further details regarding the previously-held equity investment, purchase option in Inivata and the related gain, please refer to Note 3. Acquisitions and Note 8. Investment in Non-Consolidated Affiliate, in the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
Net (Loss) Income
The following table provides the net (loss) income for the years ended December 31, 2021 and 2020, along with the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	2021	2020
Net (loss) income	$(8,347)	$4,172

Basic weighted average shares outstanding	119,962	108,579
Effect of potentially dilutive securities	—	3,215
Diluted weighted average shares outstanding	119,962	111,794

Basic net (loss) income per share	$(0.07)	$0.04
Diluted net (loss) income per share	$(0.07)	$0.04
Non-GAAP Measures
Use of Non-GAAP Financial Measures
In order to provide greater transparency regarding our operating performance, the financial results and financial guidance in this press release refer to certain non-GAAP financial measures that involve adjustments to GAAP results. Non-GAAP financial measures exclude certain income and/or expense items that management believes are not directly attributable to the Company’s core operating results and/or certain items that are inconsistent in amounts and frequency, making it difficult to perform a meaningful evaluation of our current or past operating performance. Management believes that the presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors by facilitating the analysis of the Company’s core, test-level operating results across reporting periods and when comparing those same results to those published by our peers. These non-GAAP financial measures may also assist investors in evaluating future prospects. Management also uses non-GAAP financial measures for financial and operational decision making, planning and forecasting purposes and to manage the business. These non-GAAP financial measures do not replace the presentation of financial information in accordance with U.S. GAAP financial results, should not be considered measures of liquidity, and are unlikely to be comparable to non-GAAP financial measures provided by other companies.
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income from continuing operations before: (i) interest expense, (ii) tax (benefit) or expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation expense, and, if applicable in a reporting period, (v) acquisition and integration related expenses, (vi) write-off of COVID-19 PCR testing inventory and equipment, (vii) new headquarters moving expenses, (viii) gain on investment in and loan receivable from non-consolidated affiliate, net, (x) loss contingency for regulatory matter, (xi) loss on extinguishment of debt, and (xii) other significant or non-operating (income) or expenses, net.

Table of Contents	NEOGENOMICS, INC.
The following is a reconciliation of GAAP net (loss) income to Non-GAAP EBITDA and Adjusted EBITDA for the years ended December 31, 2021 and 2020 (dollars in thousands):

	2021	2020
NET (LOSS) INCOME (GAAP)	$(8,347)	$4,172
Adjustments to net (loss) income:
Interest expense, net	5,082	7,019
Income tax benefit	(6,728)	(18,228)
Amortization of intangibles	23,160	9,817
Depreciation	30,192	25,904
EBITDA (non-GAAP)	43,359	28,684
Further Adjustments to EBITDA:
Acquisition and integration related expenses	15,683	2,073
Write-off of COVID-19 PCR testing inventory and equipment	6,061	—
New headquarters moving expenses	1,521	—
Non-cash stock-based compensation	22,458	10,212
Gain on investment in and loan receivable from non-consolidated affiliate, net	(109,260)	(3,955)
Loss contingency for regulatory matter	11,200	—
Loss on extinguishment of debt	—	1,400
Other significant expenses (income), net(4)	4,817	(3,572)
ADJUSTED EBITDA (non-GAAP)	$(4,161)	$34,842
Adjusted EBITDA as percentage of revenue	(0.9)%	7.8%
(4) Other significant expenses (income), net, includes strategic deal costs, CEO transition costs, amounts received related to the CARES Act, cash flow hedge termination fees, debt retirement fees, and certain non-recurring items.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing, and financing activities for the years ended December 31, 2021 and 2020, as well as the period ending cash and cash equivalents and working capital (in thousands):

	2021	2020
Net cash (used in) provided by:
Operating activities	$(26,723)	$1,460
Investing activities	(632,367)	(159,441)
Financing activities	725,285	235,597
Net increase in cash and cash equivalents	66,195	77,616
Cash and cash equivalents, beginning of period	250,632	173,016
Cash, cash equivalents and restricted cash, end of year	$316,827	$250,632

Working Capital,(5) end of period	$594,276	$375,547
(5) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
Cash used in operating activities during the year ended December 31, 2021, was $26.7 million. The net loss of $8.3 million includes $15.7 million of acquisition and integration costs as well as non-cash charges resulting from $53.4 million depreciation and amortization, $22.5 million of stock-based compensation, $8.7 million of operating lease expense, $2.7 million of debt amortization, $6.1 million of write-offs of COVID-19 PCR testing inventory and equipment related to the exit from COVID-19 PCR testing, and $2.2 million of other non-cash items. These charges were offset by $109.3 million of realized net gain on investment in and loan receivable from non-consolidated affiliate. Operating assets had cash outflows of $9.8 million resulting from a $4.7 million increase in accounts receivable, net, and a $6.7 million increase of prepaids and

Table of Contents	NEOGENOMICS, INC.
other asset, offset by a $1.6 million decrease in inventory. Operating liabilities generated cash inflows of $5.2 million from a $12.3 million increase in accrued compensation and other accruals offset by a $7.1 million decrease in accounts payable.
Cash Flows from Investing Activities
During the year ended December 31, 2021, cash used in investing activities was $632.4 million, an increase of approximately $472.9 million compared to the same period in 2020. This was due to $419.4 million of net cash used for the acquisitions of Inivata and Trapelo as well as net investments in marketable securities of $133.8 million, $64.1 million of cash used for capital expenditures and the disbursement of a $15.0 million loan receivable from non-consolidated affiliate.
Cash Flows from Financing Activities
During the year ended December 31, 2021, cash provided by financing activities was $725.3 million compared to $235.6 million for the same period in 2020. Cash provided by financing activities during the year ended December 31, 2021, consisted $408.1 million of net proceeds from equity offerings, convertible debt proceeds of $334.4 million net of issuance costs, and $15.1 million for the issuance of common stock net of issuance costs. This activity was partially offset by the use of cash in amounts of $29.3 million for premiums paid for capped call confirmations and $3.0 million for the net repayment of equipment financing obligations.
Liquidity Outlook
As of December 31, 2021, we had $316.8 million in cash and cash equivalents in addition to $198.6 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities, and cash collections are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business (including amounts required to fund working capital and capital expenditures, continued research, and development efforts) and potential strategic acquisitions and investments.
On January 6, 2021, we entered into an underwriting agreement relating to the issuance and sale of 4,081,632 shares of our common stock (the “2021 Common Stock Offering”), $0.001 par value per share. The price to the public in this offering was $49.00 per share and we agreed to sell the shares to the underwriters at the public offering price, less underwriting discounts and commission of $2.45 per share. Under the terms of the underwriting agreement, we also granted the underwriters a 30‑day option to purchase up to 612,244 additional shares of common stock at the public offering price, less underwriting discounts and commissions. On January 6, 2021, the underwriters exercised their option in full and purchased all 612,244 shares. The net proceeds from the 2021 Common Stock Offering and full exercise of the underwriters’ option were approximately $218.3 million, net of underwriting commissions of approximately $11.7 million.
On January 11, 2021, we completed the sale of $345.0 million of the 2028 Convertible Notes, including the full exercise of the underwriters’ option to purchase an additional $45.0 million aggregate principal amount of the 2028 Convertible Notes (the “2028 Over-allotment Option”) on the same terms and conditions, solely to cover over-allotments with respect to the 2028 Convertible Notes offering. The total net proceeds from the issuance of the 2028 Convertible Notes and the total exercise of the 2028 Over-allotment Option was approximately $334.4 million, which includes approximately $10.6 million of discounts, commissions and offering expenses. For further details regarding the 2028 Convertible Notes, please refer to Note 9. Debt, in the accompanying notes to the Consolidated Financial Statements.
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
Related Party Transactions
Please refer to Note 18. Related Party Transactions, to our Consolidated Financial Statements for a description of our related party transactions.

Table of Contents	NEOGENOMICS, INC.
Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2021 (in thousands):

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 years	Total
Purchase obligations	$1,005	$1,005	$—	$—	$2,010
Equipment financing obligations	1,135	71	—	—	1,206
Operating lease obligations	9,752	20,701	12,833	59,496	102,782
Principal payments of long-term debt(6)	—	—	196,654	335,829	532,483
Total contractual obligations	$11,892	$21,777	$209,487	$395,325	$638,481
(6) Amounts represent required principal debt payments on our 2025 Convertible Notes and 2028 Convertible Notes. Please refer to Note 9. Debt, to our Consolidated Financial Statements for a full description of the terms of our indebtedness and the related debt service requirements.
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ended December 31, 2022, will be in the range of $25.0 million to $35.0 million. We have funded and plan to continue funding these capital expenditures with cash and financing.
Recently Adopted Accounting Guidance
Please refer to Note 2. Summary of Significant Accounting Policies, to our Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements pending adoption.
Effects of Inflation
During the years ended December 31, 2021, 2020 and 2019, inflation did not have a material effect on our business. Widely reported inflation has occurred, however, and may be ongoing for the foreseeable future. Depending on the severity and persistence of these inflationary pressures, we could see, in the future, a negative impact on our financial results.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. We are exposed to market risks, including changes in foreign currency exchange rates.
Interest Rate Risk
We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on December 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.
Foreign Currency Exchange Risk
We have operations in Cambridge, United Kingdom; Rolle, Switzerland; Singapore; and Suzhou, China. Our international revenues and expenses denominated in foreign currencies (primarily British Pounds, Swiss Francs, Singapore Dollars and Chinese Yuan), expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We do not hedge foreign currency exchange risks and do not currently believe that these risks are significant.

Table of Contents	NEOGENOMICS, INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	NEOGENOMICS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NeoGenomics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NeoGenomics, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue Recognition—Clinical Services—Refer to Notes 2 and 13 to the financial statements
Critical Audit Matter Description
As discussed in Note 13 to the financial statements, revenue for the Company’s clinical services is recognized once the diagnostic services have been performed and the results have been delivered to the ordering physician. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions.
Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience and other anticipated adjustments, including anticipated payer denials.
We identified management’s estimation of implicit price concessions related to clinical services revenue recorded that has not been received in cash as a critical audit matter due to management’s manual process used to determine the estimate, and the significant judgments required by management to estimate payer behavior. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions related to expected receipts that were applied in the estimate of implicit price concessions.

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
◦Testing the historical cash receipts compared to the amounts billed to payers, which are used in the estimate of implicit price concessions, by making selections and agreeing the selected information to source documents.
◦Testing management’s ability to estimate implicit price concessions accurately by comparing recorded net revenue to cash receipts received through January 2022.
◦Evaluating trends in revenue and accounts receivable compared to previous periods to identify any evidence that may contradict management’s assertion regarding implicit price concessions.
Acquisition of Inivata Limited—Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Inivata Limited (“Inivata”) on June 18, 2021. Prior to the acquisition of Inivata, the Company accounted for its minority equity investment in Inivata’s Series C1 Preference Shares (the “previously-held equity interest”) and the fixed-price purchase option (the “Purchase Option”) in Inivata as equity securities recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company’s acquisition of Inivata was accounted for as a business combination achieved in stages under the acquisition method.
The Company used a discounted cash flow analysis to derive a business enterprise value of Inivata in order to determine the acquisition-date fair value of the Company’s previously-held equity interest and Purchase Option in Inivata. To determine the fair value of the previously-held equity interest, the fair value of Inivata’s total equity was allocated to its various classes of equity based on the respective rights and privileges of each class of stock upon liquidation. The business enterprise value of $552.8 million and a Black-Scholes model was then used to determine the fair value of the remaining equity acquired through the exercise of the Purchase Option. The Purchase Option was recorded at fair value at the acquisition date based on its settlement value of $74.3 million.
The developed technology acquired in this transaction was valued at $291.2 million using the income approach, specifically the multi-period excess earnings method, which measures the after-tax cash flows attributable to the developed technology and required management to make significant estimates and assumptions related to the future cash flows of Inivata, including determining an appropriate discount rate.
We identified the accounting for the Purchase Option as a critical audit matter due to the judgement required by management in the determination that the Purchase Option should be accounted for in purchase accounting at its settlement value. We also identified the selection of the discount rate and forecasts of future cash flows in determining the enterprise value of Inivata and the developed technology intangible asset fair values as a critical audit matter because of the significant judgments made by management. Performing audit procedures to evaluate these matters required a high degree of auditor judgment and an increased extent of effort, including the need to involve individuals with expertise in accounting for business combinations and derivatives to assist with evaluating the accounting treatment of the Purchase Option and fair value specialists when performing audit procedures to evaluate the reasonableness of management’s selection of the discount rate and forecasts of future cash flows.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for the Purchase Option and related to the forecasts of future cash flows and the selected discount rate used by management to estimate the enterprise fair value and the developed technology intangible assets fair values included the following, among others:
•We tested the effectiveness of controls over the Company’s determination of the appropriate accounting for the Purchase Option. We also tested the effectiveness of controls over the Company’s determination of the enterprise

Table of Contents	NEOGENOMICS, INC.
fair value and the developed technology intangible assets fair value, such as controls related to management’s selection of the discount rate and over the forecast of future cash flows related to Inivata.
•With the assistance of professionals in our firm having expertise in accounting for business combinations and derivatives, we evaluated management’s judgments related to the application of U.S. GAAP by evaluating management’s accounting analysis to determine whether we agree with management’s conclusion that the Purchase Option should be accounted for at its settlement value in purchase accounting.
•Due to the lack of historical experience available for the developed technology assets acquired, we evaluated the reasonableness of management’s forecast of future cash flows by comparing the projections to (1) peer companies and third-party market analyses, (2) internal communications to management and the board of directors, (3) external communications made by management to analysts and investors, and (4) industry reports containing analyses of the Company and its competitors’ technologies.
•With the assistance of fair value specialists, we evaluated the reasonableness of the selected (1) valuation methodology and (2) discount rate including testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation and developing a range of independent estimates and comparing those to the discount rate selected by management.
Regulatory Matter—Contingent Liability—Refer to Note 17 to the financial statements
Critical Audit Matter Description
In November 2021 the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse (the “Regulatory Matter”). The Company has accrued a reserve of $11.2 million in other long-term liabilities on the Consolidated Balance sheet as of December 31, 2021, for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the internal investigation. This reserve reflects management’s best estimate as of December 31, 2021, of the minimum probable loss associated with this matter.
We identified the Regulatory Matter contingency and the related disclosures as a critical audit matter due to (1) the significant judgments made by management to estimate losses and (2) the outcome of the Regulatory Matter contingency materially affects the Company’s financial position, results of operations, and cash flows. This required the application of a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s estimated losses and disclosure related to the Regulatory Matter contingency.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Regulatory Matter contingency included the following, among others:
•We tested the effectiveness of internal controls over (1) the determination of the significant assumptions used in estimating the Regulatory Matter contingency and (2) the financial statement disclosures related to the Regulatory Matter contingency.
•We inquired of the Company’s internal and external legal counsel and evaluated whether the information provided was consistent with the information used to determine management’s best estimate of the minimum probable loss associated with this matter, and the related financial statement disclosures.
•We tested, on a sample basis, the underlying data used as the basis for calculating the Regulatory Matter contingency by tracing selections to source information.
•We read the voluntary submission to the OIG and evaluated whether the information therein was consistent with the information obtained in our procedures.
•We evaluated whether the Company’s disclosures were appropriate and consistent with the information obtained in our procedures.
/s/ Deloitte & Touche LLP
San Diego, California
February 25, 2022
We have served as the Company’s auditor since 2019.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$316,827	$228,713
Marketable securities, at fair value	198,563	67,546
Accounts receivable, net	112,130	106,843
Inventories	23,395	29,526
Prepaid assets	12,354	11,547
Assets held for sale	10,050	—
Other current assets	8,189	4,555
Total current assets	681,508	448,730
Property and equipment (net of accumulated depreciation of $109,952 and $92,895, respectively)	109,465	85,873
Operating lease right-of-use assets	102,197	45,786
Intangible assets, net	442,325	120,653
Goodwill	527,115	211,083
Restricted cash	—	21,919
Investment in non-consolidated affiliate	—	29,555
Prepaid lease asset	—	20,229
Other assets	7,168	4,503
Total non-current assets	1,188,270	539,601
Total assets	$1,869,778	$988,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,921	$24,965
Accrued compensation	38,304	24,727
Accrued expenses and other liabilities	17,796	11,654
Current portion of equipment financing obligations	1,135	2,841
Current portion of operating lease liabilities	6,884	4,967
Pharma contract liabilities	5,192	4,029
Total current liabilities	87,232	73,183
Long-term liabilities
Convertible senior notes, net	532,483	168,120
Equipment financing obligations	71	967
Operating lease liabilities	72,289	42,296
Deferred income tax liabilities, net	55,475	5,415
Other long-term liabilities	13,951	4,056
Total long-term liabilities	674,269	220,854
Total liabilities	761,501	294,037
Commitments and contingencies (Note 17)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 124,107,500 and 112,075,474 shares issued and outstanding, respectively)	124	112
Additional paid-in capital	1,123,628	701,357
Accumulated other comprehensive (loss) income	(638)	10
Accumulated deficit	(14,837)	(7,185)
Total stockholders’ equity	1,108,277	694,294
Total liabilities and stockholders’ equity	$1,869,778	$988,331
See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
NET REVENUE
Clinical Services	$404,172	$382,337	$361,161
Pharma Services	80,157	62,111	47,669
Total net revenue	484,329	444,448	408,830

COST OF REVENUE	297,269	258,555	211,994

GROSS PROFIT	187,060	185,893	196,836
Operating expenses:
General and administrative	221,347	143,794	127,993
Research and development	21,873	8,229	8,487
Sales and marketing	62,594	47,862	47,350
Total operating expenses	305,814	199,885	183,830
(LOSS) INCOME FROM OPERATIONS	(118,754)	(13,992)	13,006
Interest expense, net	5,082	7,019	3,713
Other expense (income), net	499	(7,906)	4,630
Gain on investment in and loan receivable from non-consolidated affiliate, net	(109,260)	(3,955)	—
Loss on extinguishment of debt	—	1,400	1,018
Loss on termination of cash flow hedge	—	3,506	—
(Loss) income before taxes	(15,075)	(14,056)	3,645
Income tax benefit	(6,728)	(18,228)	(4,361)
NET (LOSS) INCOME	$(8,347)	$4,172	$8,006

NET (LOSS) INCOME PER SHARE
Basic	$(0.07)	$0.04	$0.08
Diluted	$(0.07)	$0.04	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	119,962	108,579	100,470
Diluted	119,962	111,794	103,615

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Years Ended December 31,
	2021	2020	2019
NET (LOSS) INCOME	$(8,347)	$4,172	$8,006

OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized loss on marketable securities, net of tax	(648)	(33)	—
Unrealized loss on effective cash flow hedge, net of tax	—	(1,000)	(1,039)
Cash flow hedge termination reclassified to earnings, net of tax	—	2,661	—
Total other comprehensive (loss) income, net of tax	(648)	1,628	(1,039)
COMPREHENSIVE (LOSS) INCOME	$(8,995)	$5,800	$6,967
See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit
	Shares	Amount				Total
Balance, December 31, 2018	94,465,440	$94	$340,291	$(579)	$(19,363)	$320,443
Common stock issuance ESPP plan	141,908	—	2,332	—	—	2,332
Issuance of restricted stock, net of forfeitures	168,501	—	(837)	—	—	(837)
Issuance of common stock for stock options	2,054,911	3	9,971	—	—	9,974
Issuance of common stock - public offering, net of underwriting discounts	8,050,000	8	160,766	—	—	160,774
Working capital adjustment related to acquisition	(99,524)	—	(1,977)	—	—	(1,977)
Stock issuance fees and expenses	—	—	(263)	—	—	(263)
ESPP expense	—	—	609	—	—	609
Stock-based compensation expense - options and restricted stock	—	—	9,386	—	—	9,386
Loss on effective cash flow hedge	—	—	—	(1,039)	—	(1,039)
Net income	—	—	—	—	8,006	8,006
Balance, December 31, 2019	104,781,236	$105	$520,278	$(1,618)	$(11,357)	$507,408
Common stock issuance ESPP Plan	138,309	—	3,579	—	—	3,579
Issuance of restricted stock, net of forfeitures	97,478	—	(1,276)	—	—	(1,276)
Issuance of common stock for stock options	2,306,951	2	18,273	—	—	18,275
Issuance of common stock - public offering, net of underwriting discounts	4,751,500	5	127,288	—	—	127,293
Stock issuance fees and expenses	—	—	(268)	—	—	(268)
ESPP expense	—	—	875	—	—	875
Stock-based compensation expense - options and restricted stock	—	—	9,337	—	—	9,337
Equity component of Convertible Senior Notes due 2025	—	—	30,912	—	—	30,912
Tax liability related to Convertible Senior Notes due 2025	—	—	(7,504)	—	—	(7,504)
Convertible note debt issuance costs	—	—	(137)	—	—	(137)
Loss on effective cash flow hedge, net	—	—	—	(1,000)	—	(1,000)
Cash flow hedge termination reclassified to earnings	—	—	—	2,661	—	2,661
Net unrealized loss on marketable securities, net of tax	—	—	—	(33)	—	(33)
Net income	—	—	—	—	4,172	4,172
Balance, December 31, 2020	112,075,474	$112	$701,357	$10	$(7,185)	$694,294
Cumulative-effect adjustment from change in accounting principle	—	—	(23,271)	—	695	(22,576)
Premiums paid for capped call confirmations	—	—	(29,291)	—	—	(29,291)
Common stock issuance ESPP Plan	112,094	—	4,360	—	—	4,360
Issuance of restricted stock, net of forfeitures	811,335	1	(2,818)	—	—	(2,817)
Issuance of common stock for stock options	1,372,564	1	13,677	—	—	13,678
Issuance of common stock - private placement, net of private placement fees	4,444,445	4	189,859	—	—	189,863
Issuance of common stock - public offering, net of underwriting discounts	4,693,876	5	218,495	—	—	218,500
Issuance of common stock for acquisition	597,712	1	29,174	—	—	29,175
Stock issuance fees and expenses	—	—	(372)	—	—	(372)
ESPP expense	—	—	1,052	—	—	1,052
Stock-based compensation expense - options and restricted stock	—	—	21,406	—	—	21,406
Net unrealized loss on marketable securities, net of tax	—	—	—	(648)	—	(648)
Net loss	—	—	—	—	(8,347)	(8,347)
Balance, December 31, 2021	124,107,500	$124	$1,123,628	$(638)	$(14,837)	$1,108,277
See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,347)	$4,172	$8,006
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	30,192	25,904	20,346
Amortization of intangibles	23,160	9,817	9,925
Non-cash stock-based compensation	22,458	10,212	10,000
Non-cash operating lease expense	8,716	6,168	5,635
Amortization of convertible debt discount	2,563	4,358	—
Amortization of debt issuance costs	178	165	390
Loss on debt extinguishment	—	1,400	1,018
Loss on termination of cash flow hedge	—	3,506	—
Gain on investment in and loan receivable from non-consolidated affiliate, net	(109,260)	(3,955)	—
Interest on loan receivable from non-consolidated affiliate	(391)	—	—
Write off of COVID-19 PCR testing inventory and equipment	6,061	—	—
Other non-cash items	2,547	1,460	472
Changes in assets and liabilities, net:
Accounts receivable, net	(4,691)	(12,601)	(17,301)
Inventories	1,634	(15,197)	(5,754)
Prepaid lease asset	(4,788)	(20,229)	—
Prepaid and other assets	(1,906)	(9,750)	(367)
Accounts payable, operating lease liabilities, deferred taxes, accrued and other liabilities	5,151	(3,970)	(9,001)
Net cash (used in) provided by operating activities	$(26,723)	$1,460	$23,369
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(196,791)	(73,101)	—
Proceeds from sales and maturities of marketable securities	62,970	5,356	—
Purchases of property and equipment	(64,142)	(29,096)	(20,029)
Business acquisitions, net of cash acquired	(419,404)	(37,000)	—
Investment in non-consolidated affiliate	—	(25,600)	—
Loan receivable from non-consolidated affiliate	(15,000)	—	—
Acquisition working capital adjustment	—	—	399
Net cash used in investing activities	$(632,367)	$(159,441)	$(19,630)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of revolving credit facility	—	—	(5,000)
Repayment of equipment financing obligations	(3,047)	(5,615)	(7,201)
Proceeds from term loan	—	—	100,000
Repayment of term loan	—	(97,540)	(99,250)
Cash flow hedge termination	—	(3,317)	—
Payments of debt issuance costs for term loan	—	—	(1,059)
Issuance of common stock, net	15,080	20,310	11,202
Proceeds from issuance of convertible debt, net of issuance costs	334,410	194,466	—
Premiums paid for capped call transactions	(29,291)	—	—
Proceeds from equity offering, net of issuance costs	408,133	127,293	160,774
Net cash provided by financing activities	$725,285	$235,597	$159,466
Net change in cash and cash equivalents	$66,195	$77,616	$163,205
Cash and cash equivalents, beginning of year	$250,632	$173,016	$9,811
Cash, cash equivalents and restricted cash, end of year	$316,827	$250,632	$173,016

Table of Contents	NEOGENOMICS, INC.

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$316,827	$228,713	$173,016
Restricted cash	—	21,919	—
Total cash, cash equivalents and restricted cash	$316,827	$250,632	$173,016

Supplemental disclosure of cash flow information:
Interest paid	$3,065	$2,926	$4,775
Income taxes paid, net	$148	$246	$319
Supplemental disclosure of non-cash investing and financing information:
Fair value of common stock issued to fund acquisition	$29,174	$—	$—
Working capital adjustment related to acquisition	$—	$—	$1,977
Equipment acquired under financing obligations	$—	$428	$4,283
Property and equipment included in accounts payable	$1,315	$2,007	$1,034
See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business
Nature of the Business
NeoGenomics, Inc., a Nevada corporation (the “Parent,” “Company,” or “NeoGenomics”), and its subsidiaries, operate as a certified, high complexity clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act, as amended, and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories as well as providing clinical trial services to pharmaceutical firms.
COVID-19 Pandemic Update
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and the disease has since spread across the world, including the United States (“U.S.”). In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially adversely affecting the Company’s employees, patients, communities, and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national, and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition, and cash flows may continue to be materially adversely affected, particularly if the pandemic continues to persist for a significant amount of time.
The Company anticipates that the cash on hand, marketable securities, and expected cash collections are sufficient to fund near-term capital and operating needs for at least the next 12 months.
At the end of the first quarter 2021, due to the broad roll-out of the COVID-19 vaccine and a sharp decline in COVID-19 polymerase chain reaction (“PCR”) testing demand, the Company made the decision to exit COVID-19 PCR testing and the Company recorded a $6.1 million loss related to the exit from COVID-19 PCR testing. This amount consisted of write-offs of $5.3 million for all remaining COVID-19 PCR testing inventory recorded to cost of revenue and $0.8 million for all remaining COVID-19 PCR testing laboratory equipment recorded to general and administrative expenses on the Consolidated Statements of Operations for the year ended December 31, 2021. There were no such amounts recorded for each of the years ended December 31, 2020 and 2019.
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
During the year ended December 31, 2020, the Company recognized $7.9 million in grant income related to the CARES Act. No such amounts were recorded for the years ended December 31, 2021 and December 31, 2019. CARES Act grant income is classified in other income, net, on the Consolidated Statements of Operations.
The CARES Act also permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020. 50% of the deferred amount was due on December 31, 2021 and the remaining 50% is due on December 31, 2022. As of December 31, 2021, the total accrued deferred social security taxes, related to the CARES Act was $3.0 million. This amount was recorded in accrued expenses and other liabilities on the Consolidated Balance Sheets. As of December 31, 2020, the total accrued deferred social security taxes, related to the CARES Act was $5.9 million which was recorded evenly between accrued expenses and other liabilities and other long-term liabilities on the Consolidated Balance Sheets.

Table of Contents	NEOGENOMICS, INC.
Additionally, the CARES Act included an Employee Retention Tax Credit (“ERTC”) provision designed to encourage employers to retain employees on their payroll. The ERTC is a refundable tax credit against certain payroll taxes paid by employers for eligible wages paid between March 13, 2020 and September 30, 2021 that meet the requirements of the ERTC provision. For the year ended December 31, 2020, the Company recognized $1.9 million in credits under the ERTC which was included in (loss) income from operations on the Consolidated Statements of Operations. In the fourth quarter of 2021 the Company recorded $4.4 million and $1.9 million in expense in (loss) income from operations related to non-reoccurring reversals and reserves against tax credits previously recorded in the nine months ended September 30, 2021 and in the year ended December 31, 2020, respectively.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Parent and its subsidiaries. All intercompany accounts and balances have been eliminated in consolidation.
Use of Estimates
The Company prepares its Consolidated Financial Statements in conformity with GAAP. These principles require management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, together with amounts disclosed in the related notes to the Consolidated Financial Statements. Actual results and outcomes may differ from management’s estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these Consolidated Financial Statements include, but are not limited to, those related to revenues, accounts receivable and related allowances, contingencies, useful lives and recovery of long-term assets and intangible assets, income taxes and valuation allowances, stock-based compensation, business combinations, and impairment analysis of goodwill. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected on the Consolidated Financial Statements prospectively from the date of the change in estimate.
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
The Company accounts for its equity investments that are under 20% of the total equity outstanding and for which the Company does not have significant influence by applying the cost method. Investments that are under 20% of the total equity outstanding and for which the Company has significant influence are accounted for using the equity method unless a scope exception is applicable. Investments in which the Company holds a non-controlling interest and are between 20-50% equity are accounted for using the equity method. For any equity investments in which the Company holds over 50% of the outstanding stock, or for investments in which the Company controls the investee, the Company consolidates those entities into the Consolidated Financial Statements.
Segment Reporting
The Company reports its activities in two reportable segments; (1) the Clinical Services segment and (2) the Pharma Services segment. These reportable segments deliver testing services to hospitals, reference labs, pathologists, oncologists, clinicians, pharmaceutical firms, and researchers and represent 100% of the Company’s consolidated assets, net revenue, and net (loss) income in each of the years ended December 31, 2021, 2020, and 2019. Please refer to Note 19. Segment Information, for further financial information about these segments.
Business Combinations
The Company accounts for acquisitions of entities over which control is obtained that include inputs and processes and have the ability to create outputs as business combinations. The tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the business combination date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The Company bases the estimated fair value of identifiable intangible assets acquired in a business combination on independent third-party valuations that use information and assumptions provided by management, which consider estimates of inputs and

Table of Contents	NEOGENOMICS, INC.
assumptions that a market participant would use. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired less liabilities assumed is recorded to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, estimated cost savings, cash flows, discount rates, estimated useful lives, and probabilities surrounding the achievement of contingent milestones could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with acquisitions are expensed as incurred in general and administrative expenses in the Consolidated Statements of Operations. Results of operations and cash flows of acquired companies are included in the Company’s operating results from the date of acquisition.
Fair Value of Financial Instruments
The carrying value of cash, certain cash equivalents, accounts receivable, net, other current assets, accounts payable, accrued expenses and other liabilities, and Pharma contract liabilities are considered reasonable estimates of their respective fair values due to their short-term nature.
The Company measures its marketable securities at fair value on a recurring basis. Please refer to Note 4. Fair Value Measurements, for further discussion.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2021, its concentration of credit risk related to cash and cash equivalents was not significant.
Marketable Securities
The Company classifies all marketable securities as available-for-sale, including those with maturity dates beyond 12 months, and therefore these securities are classified within current assets on the Consolidated Balance Sheets as they are available to support current operational liquidity needs.
Marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive income until realized. The Company evaluates its marketable securities for other-than-temporary impairment on a quarterly basis. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer, and whether there is the intent to sell or will more likely than not be required to sell before the securities’ anticipated recovery. There were no other-than-temporary impairments for the years ended December 31, 2021, 2020 and 2019. Regardless of the intent to sell a security, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are recorded when the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security.
For the purposes of computing realized and unrealized gains and losses, cost and fair value are determined on a specific identification basis.
Accounts Receivable, net
Accounts receivable are reported for all Clinical Services payers based on the amount expected to be collected, which considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience, and other anticipated adjustments, including anticipated payer denials.
For Pharma Services the Company negotiates billing schedules and payment terms on a contract-by-contract basis which can include payments based on certain milestones being achieved.
Inventories
Inventories consist principally of testing supplies and are valued at lower of cost or net realizable value, using the first-in, first-out method. The Company periodically reviews its inventories for excess or obsolescence and writes-down obsolete or otherwise unmarketable inventories to their estimated net realizable value.

Table of Contents	NEOGENOMICS, INC.
Assets Held for Sale
Assets to be disposed of by sale are reclassified as held for sale if their carrying amounts are expected to be recovered through a sale transaction rather than through continuing use and when the Company commits to a plan to sell the assets. Assets classified as held for sale are measured at the lower of their carrying value or fair value less selling costs. Such assets are classified within current assets if there is reasonable certainty that the sale and collection of consideration will take place within one year. Upon reclassification as held for sale, long-lived assets are no longer depreciated or amortized and a measurement for impairment is performed to determine if there is an excess of carrying value over fair value less costs to sell. Any remeasurement is reported as an adjustment to the carrying value of the assets. Subsequent changes to estimated fair value less the selling costs will impact the measurement of assets held for sale if the fair value is determined to be less than the carrying value of the assets.
The Company owns 43,560 square feet of our Carlsbad, California facility. During the third quarter of 2021, the Company committed to selling this property and the associated land and concluded that these assets met the held for sale criteria. At December 31, 2021, $10.1 million was recorded as assets held for sale within current assets on the Consolidated Balance Sheets for this property and associated land and reflects its carrying value which was lower than the fair value less selling costs. We expect to sell this property within one year, however, there can be no assurance that the sale of this property will be completed in the time frame we expect or at all.
Prepaid Assets
The Company records a prepaid expense for costs paid but not yet incurred. Those expected to be incurred within one year are recorded as prepaid assets within total current assets on the Consolidated Balance Sheets. Any costs expected to be incurred outside of one year are recorded as other assets within total non-current assets on the Consolidated Balance Sheets.
Other Current Assets
As of December 31, 2021 and 2020, other current assets consisted primarily of receivables related to research and development (“R&D”) tax credit receivables, pharma contract assets and other non-trade receivables.
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
The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts and any resulting gain or loss is included in income (loss) from operations. Repairs and maintenance costs are expensed as incurred and are included in cost of revenue, general and administrative expenses or R&D expenses, as appropriate in the Consolidated Statements of Operations.
Leases
The Company leases corporate offices and laboratory spaces throughout the world, all of which are classified as operating leases expiring at various dates and generally having terms ranging from 1 to 20 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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

Table of Contents	NEOGENOMICS, INC.
payments are either fixed amounts or variable amounts based on a rate or index (fixed in substance), as stipulated in the lease contract. Any actual costs in excess of such amounts are expensed as incurred as variable lease cost.
The Company utilizes its incremental borrowing rate by lease term in order to calculate the present value of its future lease payments when the implicit rates in the leases agreements are not readily determinable. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term.
Operating lease costs represent fixed lease payments recognized on a straight-line basis over the lease term. Operating lease costs include an immaterial amount of variable lease costs and are recorded in cost of revenue, general and administrative, sales and marketing, and R&D expenses (depending on the nature of the leased asset) in the Consolidated Statements of Operations.
Intangible Assets, net
Intangible assets with determinable useful lives are recorded initially at acquired fair value or cost, less accumulated amortization. Each intangible asset with a determinable useful life is amortized over its estimated useful life using the straight-line method. The Company periodically reviews the estimated pattern in which the economic benefits will be consumed and adjusts the amortization period and pattern to match the estimate. Intangible assets with indefinite useful lives are recorded initially at fair value or cost and are tested annually for impairment or more frequently if management believes indicators of impairment exist. For the years ended December 31, 2021, 2020, and 2019, no impairment losses related to intangible assets with indefinite useful lives were recorded.
At December 31, 2021, the Company’s intangible assets were comprised of customer relationships, trade names and trademarks, marketing assets, and developed technology. At December 31, 2020, the Company’s intangible assets were comprised of customer relationships and trademarks.
Goodwill
The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management performs a quantitative goodwill impairment test. The quantitative analysis is performed by comparing the fair value of the reporting unit to its carrying value. If the carrying value is greater than the estimate of fair value, an impairment loss will be recognized for the amount in which the carrying amount exceeds the reporting unit’s fair value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. For the years ended December 31, 2021, 2020, and 2019, the Company’s evaluation of goodwill resulted in no impairment losses.
Recoverability and Impairment of Long-Lived Assets
The Company reviews the recoverability of its long-lived assets (including definite-lived intangible assets) if events or changes in circumstances indicate the assets may be impaired. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value to the carrying amount of the asset. For the years ended December 31, 2021, 2020, and 2019, no impairment losses were recognized related to long-lived assets.
Contingencies
We accrue contingent losses when estimated impacts of various conditions, situations or circumstances involve uncertain outcomes. Contingent losses are recorded based on management judgment along with internal and external advice from legal counsel and/or technical consultants. Estimated losses from contingencies are recorded when both of the following conditions are met: (i) information available before the financial statements are issued (or available to be issued) indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (ii) the amount of loss can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, that amount shall be accrued. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range shall be accrued. Please refer to Note 17. Commitments and Contingencies, for further discussion.

Table of Contents	NEOGENOMICS, INC.
Debt Issuance Costs
Debt issuance costs related to convertible senior notes are recorded as deductions that net against the principal value of the debt and are amortized as interest expense over the life of the debt using the effective interest method. Debt issuance costs related to term loans are recorded as direct deductions from the carrying amount of the term loan and are amortized to interest expense over the life of the debt using the effective interest method. Debt issuance costs relating to line of credit arrangements are recorded as assets and amortized over the term of the credit arrangement regardless of whether any outstanding borrowing existed. The term loan and line of credit were terminated in 2020 and all debt issuance costs were expensed accordingly. Please refer to Note 9. Debt, for further information on debt issuance costs.
Stock-based Compensation
The Company measures compensation expense for stock-based awards to employees, non-employee contracted physicians, and directors based upon the awards’ initial grant-date fair values.
Prior to 2021 the Company estimated the fair value of stock options using a trinomial lattice model. On January 1, 2021, the Company began applying the Black-Scholes option valuation model (“Black-Scholes”) on a prospective basis to new awards. The Company expects the use of Black-Scholes to provide a more ubiquitous estimate of fair value. Like the prior trinomial lattice model, Black-Scholes is affected by the stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the option, expected risk-free interest rate, the expected volatility of common stock, and expected dividend yield; each of which is described below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.
Expected Term: The expected term of an option is determined using the simplified method under SAB 107 which represents the average between the vesting term and the contractual term. The Company utilizes the simplified method to determine the expected life of the options due to insufficient exercise activity during recent years.
Risk-free Interest Rate: The risk-free interest rate used in the Black-Scholes model is based on the implied yield at the grant date of the U.S. Treasury zero-coupon issue with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero coupon interest rate is quoted, the Company uses the nearest interest rate from available maturities.
Expected Stock Price Volatility: The Company uses its own historical weekly volatility because that is more reflective of market conditions.
Dividend Yield: Because the Company has never paid a dividend and does not expect to begin doing so in the foreseeable future, the Company assumed no dividend yield in valuing the stock-based awards.
Revenue Recognition
Clinical Services
The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent. The performance obligation is satisfied and revenues are recognized at the point in time the diagnostic services have been performed and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including client direct billing, commercial insurance, Medicare and other government payers, and patients. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience, and other anticipated adjustments, including anticipated payer denials. Collection of consideration the Company expects to receive typically occurs within 30 to 60 days of billing for commercial insurance, Medicare and other governmental and self-pay patients and within 60 to 90 days of billing for client payers.
Pharma Services
The Company’s Pharma Services segment generally enters into contracts with pharmaceutical and biotech customers as well as other Clinical Research Organizations (“CROs”) to provide research and clinical trial services ranging in duration from one month to several years. The Company records revenue on a unit-of-service basis based on number of units completed and the total expected contract value. The total expected contract value is estimated based on historical experience of total contracted units compared to realized units as well as known factors on a specific contract-by-contract basis. Certain contracts include upfront fees, final settlement amounts, or billing milestones that may not align with the completion of performance obligations. The value of these upfront fees or final settlement amounts is recognized over time based on the

Table of Contents	NEOGENOMICS, INC.
number of units completed, which aligns with the progress of the Company towards fulfilling its obligations under the contract.
The Company also enters into other contracts, such as validation studies and informatics. Revenue for validation studies for which the sole deliverable may be a final report that is sent to sponsors at the completion of contracted activities, is recognized at a point in time upon delivery of the final report to the sponsor. Informatics provides de-identified data for which deliverables typically consist of retrospective records or prospective deliveries of data. Informatics revenue is recognized upon delivery of retrospective data or over time for prospective data feeds. Any contracts that contain multiple performance obligations and include both units-of-service and point in time deliverables are accounted for as separate performance obligations and revenue is recognized as previously disclosed. The Company negotiates billing schedules and payment terms on a contract-by-contract basis. While the contract terms generally provide for payments based on a unit-of-service arrangement, the billing schedules, payment terms, and related cash payments may not align with the performance of services and, as such, may not correspond to revenue recognized in any given period.
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
Cost of Revenue
Cost of revenue includes payroll and payroll related costs for performing tests, project management, depreciation of laboratory equipment and laboratory leasehold improvements, rent for laboratory facilities, laboratory reagents, probes and supplies, delivery and courier costs relating to the transportation of specimens to be tested, and amortization for acquired Inivata developed technology intangible assets. The expenses related to shipping specimens to the facilities for testing, includes costs incurred for contract couriers, commercial airline flights, and courier charges. The Company also incurs expenses returning samples and slides to its customers. For the years ended December 31, 2021, 2020, and 2019, the Company recorded shipping expenses of approximately $16.5 million, $13.8 million, and $14.2 million, respectively as Cost of revenue in the Consolidated Statements of Operations.
General and Administrative Expenses
General and administrative expenses consist of payroll and payroll related costs for the Company’s billing, finance, human resources, information technology, and other administrative personnel as well as stock-based compensation. The Company also includes professional services, facilities expense, IT infrastructure costs, depreciation, amortization, and other administrative-related costs in general and administrative expenses in the Consolidated Statements of Operations.
Research and Development Expenses
R&D costs are expensed as incurred. R&D expenses consist of payroll and payroll related costs, laboratory supplies, depreciation of laboratory equipment, and costs for samples to complete validation studies. These expenses are primarily incurred to develop new genetic tests.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel in the Clinical Services segment. Advertising costs are expensed at the time they are incurred and are deemed immaterial for the years ended December 31, 2021, 2020 and 2019.
Income Taxes
Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets

Table of Contents	NEOGENOMICS, INC.
and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods and lives for property and equipment, recognition of bad debts, compensation related expenses, and various other expenses that have been allowed for or accrued for financial statement purposes but are not currently deductible for income tax purposes.
The provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations, and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowances deemed necessary to recognize deferred tax assets at an amount that is more likely than not to be realized. The Company evaluates tax positions that have been taken or are expected to be taken in its tax returns and records a liability for uncertain tax positions, if deemed necessary. The Company follows a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Balance Sheets. At December 31, 2021 and 2020, the Company has an uncertain tax position related to Federal and State R&D tax credits, including a provision for interest and penalties related to such position as applicable. The Company does not expect a significant change in its uncertain tax positions in the next 12 months.
Net (Loss) Income per Common Share
The Company calculates basic net (loss) income per share attributable to common stockholders by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period. Diluted net (loss) income per share is computed using the weighted average number of common shares outstanding during the applicable period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and convertible notes, as well as non-vested restricted stock awards which are not considered outstanding with respect to the weighted average common shares outstanding in the calculation of basic net (loss) income per share. Potentially dilutive shares are determined by applying the treasury stock method to the Company’s outstanding stock options and restricted stock awards. Potentially dilutive shares issuable upon conversion of the 0.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2025 are calculated using the if-converted method.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 simplifies the accounting for convertible instruments by removing the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such convertible debt instruments. Similarly, the debt discount, that is equal to the carrying value of the embedded conversion feature upon issuance, will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible instrument was issued at a substantial premium. In addition, ASU 2020-06 requires the application of the if-converted method for calculating the impact of convertible instruments on diluted earnings

Table of Contents	NEOGENOMICS, INC.
per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. ASU 2020-06 can be adopted on either a fully retrospective or modified retrospective basis.
The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective approach, and, accordingly, the Company recorded an adjustment that reflects the 1.25% Convertible Senior Notes due 2025 as if the embedded conversion feature had not been separated. The impact upon adoption on the Consolidated Balance Sheets included an increase of approximately $27.2 million in convertible senior notes, net, a write-off of approximately $6.6 million in deferred income tax liabilities, establishment of approximately $2.0 million of valuation allowance against deferred income tax assets, and a decrease of approximately $23.3 million in additional paid-in capital. In addition, upon adoption, there was an adjustment to increase the beginning balance of retained earnings on the Consolidated Balance Sheets for previously recognized interest expense, net of tax effects, of approximately $2.7 million for amortization of debt discount related to the carrying value of the embedded conversion feature upon issuance, as well as a decrease to the beginning balance of retained earnings of approximately $2.0 million for the establishment of valuation allowance against the Company’s deferred income tax assets. There was no impact to the Company’s earnings per share calculation. For further information regarding the 1.25% Convertible Senior Notes due 2025, please refer to Note 9. Debt.
Accounting Pronouncements Pending Adoption
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). This update requires business entities to disclose information about certain government assistance they receive. Such disclosure requirements include the nature of the transactions and the related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions. ASU 2021-10 is effective for annual periods beginning after December 15, 2021, with early adoption permitted. ASU 2021-10 should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company will adopt this pronouncement on January 1, 2022, and is currently evaluating the impact of this standard on its annual disclosures.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This update amends guidance to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted including adoption in an interim period. If the Company early adopts in an interim period, the Company is required to apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the planned adoption date and the impact of this standard on its Consolidated Financial Statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) which provides for temporary optional expedients and exceptions to the current guidance on certain contract modifications and hedging relationships to ease the burdens related to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) or other reference rates to alternative reference rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2020-04 was effective beginning on March 12, 2020 and may be applied prospectively to such transactions through December 31, 2022 and ASU 2021-01 was effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to such transactions through December 31, 2022. The Company will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. As of December 31, 2021, there was no impact to the Company’s Consolidated Financial Statements related to ASU 2020-04 or ASU 2021-01.

Table of Contents	NEOGENOMICS, INC.
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
Due to the timing of the acquisition, the following are considered preliminary and are subject to change:
•amounts for income tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and
•amount of goodwill pending the completion of the amounts for income tax assets and liabilities.
The Company will finalize these amounts no later than one year from the acquisition date once it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the preliminary amounts disclosed above which may impact the reported results in the period those adjustments are identified. There have been no such adjustments to the preliminary amounts disclosed above subsequent to the Trapelo Acquisition Date through December 31, 2021.

Table of Contents	NEOGENOMICS, INC.
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
Acquisition and integration costs related to Trapelo were approximately $1.8 million for the year ended December 31, 2021 and are reported as general and administrative expenses in the Company’s Consolidated Statements of Operations. There were no such amounts recorded for the years ended December 31, 2020 and 2019.
The results of operations of Trapelo are included in the Company’s Consolidated Financial Statements beginning on the Trapelo Acquisition Date. Revenue and net (loss) income of Trapelo included in the Consolidated Statements of Operations was not material for the period from the Trapelo Acquisition Date to December 31, 2021. No pro forma information has been included relating to the Trapelo acquisition, as this acquisition was not deemed to be material to the Company’s revenue or net (loss) income on a pro forma basis for the period from the Trapelo Acquisition Date to December 31, 2021.
Inivata Limited
On June 18, 2021 (the “Inivata Acquisition Date”), the Company completed the acquisition of the remaining equity interests in Inivata Limited, a private limited company incorporated in England and Wales (“Inivata”). Inivata is a global, commercial stage, liquid biopsy platform company. The acquisition follows a $25.0 million minority equity investment by the Company in Series C1 Preference Shares (the “Preference Shares” or “previously-held equity interest”) in Inivata in May 2020, at which time the Company also acquired a fixed price option to purchase the remainder of equity interests in Inivata for $390.0 million (the “Purchase Option”). The Company and Inivata also entered into a line of credit agreement in the amount of $15.0 million (the “Line of Credit”) in May 2020. For further details regarding the previously-held equity investment in Inivata, the Purchase Option and the Line of Credit, please refer to Note 8. Investment in Non-Consolidated Affiliate. The Inivata acquisition adds liquid biopsy platform technology, including minimal residual disease testing capabilities, to the Company’s comprehensive portfolio of oncology testing solutions.
The purchase price consisted of cash consideration of $398.6 million, which included a net adjustment of $8.6 million for estimated cash on hand of Inivata and other adjustments on the Inivata Acquisition Date, and was funded through cash on hand and a private placement of equity. For further information regarding the private placement of equity, please refer to Note 11. Equity Transactions.
Prior to the acquisition of the remaining equity interests in Inivata, the Company accounted for its previously-held equity interest and the Purchase Option in Inivata as equity securities without a readily determinable fair value. The equity interests were recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Therefore, the Company’s acquisition of control of Inivata on the Inivata Acquisition Date was accounted for as a business combination achieved in stages under the acquisition method. Accordingly, the Company used a discounted cash flow to derive a business enterprise value of Inivata in order to determine the acquisition-date fair value of the Company’s previously-held equity interest and Purchase Option in Inivata. To determine the fair value of the previously-held equity interest, the fair value of Inivata’s total equity was allocated to its various classes of equity based on the respective rights and privileges of each class of stock in liquidation. The business enterprise value and a Black-Scholes model were then used to determine the fair value of the remaining equity acquired through the exercise of the Purchase Option. The Purchase Option was recorded at the fair value at the Inivata Acquisition Date based on its settlement value. This resulted in fair values of $64.9 million in Preference Shares and a $74.3 million Purchase Option, immediately prior to the acquisition. On the Inivata Acquisition Date, the $10.3 million outstanding under the Line of Credit extended by the Company to Inivata was effectively settled as part of the acquisition of Inivata at the $15.0 million principal amount and was recorded as part of the consideration transferred in the acquisition. The Company recorded a gain on investment in and loan receivable from non-consolidated affiliate, net, within the Company’s Consolidated

Table of Contents	NEOGENOMICS, INC.
Statements of Operations of $109.3 million for the year ended December 31, 2021, including a measurement period adjustment of $17.8 million recorded for the year ended December 31, 2021, for the excess of the acquisition-date fair value of the Company’s previously-held equity interest, Purchase Option, and Line of Credit over their carrying values. For further details regarding the previously-held equity investment and purchase option in Inivata, please refer to Note 8. Investment in Non-Consolidated Affiliate.
The fair value and allocation of the business combination are preliminary, are based upon management’s best estimates and assumptions, and are subject to future revision. The following table summarizes the preliminary calculation of goodwill based on the excess of the estimated fair value of the consideration transferred including the fair value of the Line of Credit and the estimated fair value of the previously-held equity interest and Purchase Option over the estimated fair value of the net assets acquired and liabilities assumed at the Inivata Acquisition Date and includes measurement period adjustments recorded during 2021 (in thousands):

	June 18, 2021 (as initially reported)	Measurement Period Adjustments	June 18, 2021 (as adjusted)
Fair value of business combination:
Cash paid at closing	$398,594	$—	$398,594
Fair value of Line of Credit	15,000	—	15,000
Fair value of consideration transferred	$413,594	$—	$413,594
Fair value of previously-held equity interest(1)	62,919	1,987	64,906
Fair value of Purchase Option(1)	58,537	15,763	74,300
Total fair value of business combination	$535,050	$17,750	$552,800

Allocation of the fair value business combination:
Cash	$14,068	$—	$14,068
Other current assets(2)	5,366	345	5,711
Property and equipment	1,753	—	1,753
Identifiable intangible assets - developed technology(1)	302,982	(11,796)	291,186
Identifiable intangible assets - trademarks(1)	31,700	(226)	31,474
Identifiable intangible asset - trade name(1)	2,322	253	2,575
Other long-term assets	6,240	—	6,240
Total identifiable assets acquired	364,431	(11,424)	353,007
Current liabilities(3)	(4,241)	(1,650)	(5,891)
Deferred income tax liabilities(4)	(64,680)	3,686	(60,994)
Other long-term liabilities	(4,690)	—	(4,690)
Net identifiable assets acquired	290,820	(9,388)	281,432
Goodwill	244,230	27,138	271,368
Total fair value of business combination	$535,050	$17,750	$552,800
(1) Measurement period adjustment primarily relates to a change in estimated taxes based on jurisdictions in which forecasted profits are expected to be generated.
(2) Measurement period adjustment relates to the recognition of a credit which Inivata is entitled to claim for certain research and development expenditures.
(3) Measurement period adjustment relates to a change in legal settlement liabilities.
(4) Measurement period adjustment relates to a change in estimated deferred income tax liabilities as a result of the reduction in the amounts for intangible assets and related future amortization and the change in legal settlement liabilities.
Due to the timing of the acquisition, the following are considered preliminary and are subject to change:
•amounts for intangible assets, property and equipment, other current assets, current liabilities, and other long-term liabilities pending finalization of the valuation;
•amounts for income tax liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction;

Table of Contents	NEOGENOMICS, INC.
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
The goodwill recognized, of which $238.4 million and $33.0 million is assigned to the Clinical Services and Pharma Services segments, respectively, was primarily attributable to expected synergies of the combined businesses and the acquisition of an assembled workforce knowledgeable of liquid biopsy technology for oncology testing. The recording of amortizable intangibles has given rise to a deferred tax liability upon the acquisition of Inivata which increased goodwill by $61.0 million. None of the goodwill resulting from the acquisition of Inivata is expected to be deductible for income tax purposes.
Acquisition and integration costs related to Inivata were $-13.9 million for the year ended December 31, 2021 and are reported as general and administrative expenses in the Company’s Consolidated Statements of Operations. There were no such amounts for the years ended December 31, 2020 and 2019.
The results of operations of the Company’s Inivata subsidiary are included in the Company’s Consolidated Financial Statements beginning on the Inivata Acquisition Date. For the period from the Inivata Acquisition Date to December 31, 2021, the Inivata subsidiary revenue was $1.5 million, all of which was recorded in Pharma Services revenue. The Inivata subsidiary net loss was $27.6 million for the period from the Inivata Acquisition Date to December 31, 2021.
The following unaudited pro forma information has been provided for illustrative purposes only and is not necessarily indicative of results that would have occurred had the acquisition of Inivata occurred on January 1, 2020, nor are they necessarily indicative of future results (in thousands):

	For the year ended December 31,
	2021	2020
Net revenue	$484,231	$444,884
Net loss	$(129,251)	$(65,387)
These unaudited pro forma results represent the combined results of operations of the Company and Inivata, on an unaudited pro forma basis, for the period in which the acquisition of Inivata occurred and the prior reporting period as though the companies had been combined as of the beginning of the earliest period presented. Therefore, the unaudited pro forma consolidated results have been prepared by adjusting the Company’s historical results to include the acquisition of Inivata as if it occurred on January 1, 2020. Acquisition-related transaction costs incurred by Inivata of $11.0 million are included in net loss as if incurred on January 1, 2020. Acquisition-related transaction and retention costs incurred by the Company of $13.9 million are included in net loss as if incurred on January 1, 2020. These unaudited pro forma consolidated historical results exclude $109.3 million and $4.0 million of gain on investment in and loan receivable from non-consolidated affiliate, net, recorded for the year ended December 31, 2021 and 2020, respectively.

Table of Contents	NEOGENOMICS, INC.
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
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$52,791	$11	$(138)	$52,664
Yankee bonds	6,175	1	(16)	6,160
Agency bonds	17,546	—	(16)	17,530
Municipal bonds	12,440	—	(211)	12,229
Commercial paper	17,694	—	(4)	17,690
Asset-backed securities	27,620	1	(86)	27,535
Corporate bonds	65,198	9	(452)	64,755
Total	$199,464	$22	$(923)	$198,563

Table of Contents	NEOGENOMICS, INC.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$21,357	$1	$(18)	$21,340
Commercial paper	14,543	—	—	14,543
Asset-backed securities	14,546	—	(8)	14,538
Corporate bonds	17,144	—	(19)	17,125
Total	$67,590	$1	$(45)	$67,546
The Company had $0.6 million and $0.2 million of accrued interest receivable at December 31, 2021 and 2020, respectively, included in other assets on its Consolidated Balance Sheets related to its marketable securities. The amounts of realized gains and realized losses were immaterial for the years ended December 31, 2021 and 2020. There were no such amounts for the year ended December 31, 2019.
The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$22,550	$30,114	$—	$52,664
Yankee bonds	4,150	2,010	—	6,160
Agency bonds	14,041	3,489	—	17,530
Municipal bonds	—	12,229	—	12,229
Commercial paper	17,690	—	—	17,690
Asset-backed securities	20,868	6,667	—	27,535
Corporate bonds	25,412	39,343	—	64,755
Total	$104,711	$93,852	$—	$198,563

	December 31, 2020
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$6,075	$15,265	$—	$21,340
Commercial paper	14,543	—	—	14,543
Asset-backed securities	560	13,978	—	14,538
Corporate bonds	5,863	11,262	—	17,125
Total	$27,041	$40,505	$—	$67,546

Table of Contents	NEOGENOMICS, INC.
The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$254,157	$—	$—	$254,157
Commercial paper	—	22,491	—	22,491
Marketable securities:
U.S. Treasury securities	52,664	—	—	52,664
Yankee bonds	6,160	—	—	6,160
Agency bonds	17,530	—	—	17,530
Municipal bonds	12,229	—	—	12,229
Commercial paper	—	17,690	—	17,690
Asset-backed securities	—	27,535	—	27,535
Corporate bonds	—	64,755	—	64,755
Total	$342,740	$132,471	$—	$475,211

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$209,141	$—	$—	$209,141
U.S. Treasury securities	1,000	—	—	1,000
Commercial paper	—	3,999	—	3,999
Marketable securities:
U.S. Treasury securities	21,340	—	—	21,340
Commercial paper	—	14,543	—	14,543
Asset-backed securities	—	14,538	—	14,538
Corporate bonds	—	17,125	—	17,125
Total	$231,481	$50,205	$—	$281,686
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the years ended December 31, 2021 and 2020.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash, certain cash equivalents, accounts receivable, net, other current assets, accounts payable, accrued expenses and other liabilities, and Pharma contract liabilities are considered reasonable estimates of their respective fair values at December 31, 2021 and 2020 due to their short-term nature.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill, long-lived assets in connection with periodic evaluations for potential impairment. The Company estimates the fair value of these assets using primarily unobservable inputs and as such, these are considered Level 3 fair value measurements.

Table of Contents	NEOGENOMICS, INC.

Note 5. Property and Equipment, Net
Property and equipment consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020	Estimated Useful Lives in Years
Equipment	$86,410	$73,234	1 - 13
Building	—	7,400	40
Leasehold improvements	43,251	27,688	1-17
Furniture and fixtures	11,141	7,425	1-9
Computer hardware and office equipment	30,394	22,843	1-10
Computer software	35,826	30,718	1-10
Land	—	3,170	—
Construction in progress	12,395	6,290	—
Subtotal	219,417	178,768
Less: accumulated depreciation	(109,952)	(92,895)
Property and equipment, net	$109,465	$85,873
The Company owns 43,560 square feet of our Carlsbad, California facility. This facility, consisting of land and an office building, is not included in property and equipment, net, on the Consolidated Balance Sheets. At December 31, 2021, these assets are classified as assets held for sale within current assets on the Consolidated Balance Sheets with a carrying value of $3.2 million and $6.9 million, respectively.
Depreciation expense for the years ended December 31, 2021, 2020, and 2019, was as follows (in thousands):

	2021	2020	2019
Cost of revenue	$14,200	$15,287	$9,386
General and administrative	15,299	10,359	10,825
Research and development	693	258	135
Total depreciation	$30,192	$25,904	$20,346
Note 6. Leases
As of December 31, 2021, the maturities of the operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (in thousands):

Remaining Lease Payments
2022	$9,752
2023	10,313
2024	10,388
2025	6,929
2026	5,904
Thereafter	59,496
Total remaining lease payments	102,782
Less: imputed interest	(23,609)
Total operating lease liabilities	79,173
Less: current portion	(6,884)
Long-term operating lease liabilities	$72,289
Weighted-average remaining lease term (in years)	12.76
Weighted-average discount rate	3.9%

Table of Contents	NEOGENOMICS, INC.
The following summarizes additional supplemental data related to the operating leases for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Operating lease costs	$11,231	$8,371
Right-of-use assets obtained in exchange for operating lease liabilities	$39,785	$25,461
Cash paid for operating leases	$10,165	$7,116
As of December 31, 2021, the Company has entered into $4.9 million of contractually binding minimum lease payments for a lease executed but not yet commenced. This amount is excluded from the above tables and relates to the lease of an administrative space in Carlsbad, California that commenced in January 2022.
In 2021, the Company’s lease of its new laboratory and headquarters facility in Fort Myers, Florida commenced. As of December 31, 2021, the Company had paid approximately $25.0 million to the landlord for the construction of the underlying assets which was classified as a prepaid lease asset until the lease commenced in the third quarter of 2021 at which time the prepaid lease asset was included in the calculation of the right-of-use asset. As of December 31, 2021, the Company had paid approximately $17.0 million to the landlord for leasehold improvements, which are included in property and equipment, net, for its new laboratory and headquarters facility. As of December 31, 2021, all disbursements to the landlord had been completed. As of December 31, 2020, $21.9 million remained unpaid in a construction disbursement escrow account for final remaining disbursements to the landlord and remained in restricted cash on the Consolidated Balance Sheets.
Note 7. Goodwill and Intangible Assets
As a result of the acquisition of Trapelo in April 2021, the Company recorded $44.7 million in goodwill, all of which was recorded in the Clinical Services segment. As a result of the acquisition of Inivata in June 2021, the Company recorded $271.4 million in goodwill, of which $238.4 million and $33.0 million are assigned to the Clinical Services and Pharma segments, respectively. For further information regarding the Trapelo and Inivata acquisitions, please refer to Note 3. Acquisitions.
The following table summarizes the changes in the carrying amount of goodwill by segment as of December 31, 2021 and 2020 (in thousands):

	Clinical Services	Pharma Services	Total
Balance at December 31, 2020	$179,534	$31,549	$211,083
Goodwill acquired - Trapelo	44,664	—	44,664
Goodwill acquired - Inivata	238,405	32,963	271,368
Balance at December 31, 2021	$462,603	$64,512	$527,115

Table of Contents	NEOGENOMICS, INC.
Intangible assets consisted of the following as of December 31, 2021 and 2020 (in thousands):

		2021
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7-15	$143,101	$45,756	$97,345
Developed Technology	10-15	310,226	11,798	298,428
Marketing Assets	4	549	100	449
Trademarks	15	31,473	1,125	30,348
Trade Name	5	2,584	276	2,308
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$59,055	$442,325

		2020
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7-15	$143,101	$35,895	$107,206
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$156,548	$35,895	$120,653
For the years ended December 31, 2021, 2020, and 2019, amortization on the Consolidated Statements of Operations was recorded as follows (in thousands):

	2021	2020	2019
Amortization recorded in:
Cost of revenue	$10,407	$—	$—
General and administrative	12,753	9,817	9,925
Total amortization	$23,160	$9,817	$9,925
As of December 31, 2021, the estimated amortization expense related to amortizable intangible assets for each of the five following years and thereafter is as follows (in thousands):

2022	$33,899
2023	33,899
2024	33,899
2025	33,798
2026	33,485
Thereafter	259,898
Total	$428,878
Note 8. Investment in Non-Consolidated Affiliate
On May 22, 2020, the Company formed a strategic alliance with Inivata and entered into a Strategic Alliance Agreement and Laboratory Services Agreement with Inivata’s laboratory subsidiary in the United States, Inivata, Inc., whereas Inivata’s laboratory rendered and performed certain laboratory testing which the Company made available to customers. The terms and conditions of the Laboratory Services Agreement were consistent with those that would be negotiated between willing parties on an arm’s length basis. For additional details on amounts paid related to the Laboratory Services Agreement, please refer to Note 18. Related Party Transactions.
In addition to the Laboratory Services Agreement, the Company also entered into an Investment Agreement with Inivata (the “Investment Agreement”), pursuant to which the Company acquired the Preference Shares for $25.0 million in cash resulting in a minority interest in Inivata’s outstanding equity and an Option Deed which provided the Company with a Purchase Option to purchase Inivata. The Investment Agreement also granted the Company one seat on Inivata’s Board of Directors.

Table of Contents	NEOGENOMICS, INC.
On June 18, 2021, the Company completed the acquisition of the remaining equity interests in Inivata. For further details regarding the acquisition of Inivata, please refer to Note 3. Acquisitions.
Prior to the Inivata Acquisition Date, Inivata was determined to be a variable interest entity (“VIE”) and the Company’s investment was under 20.0% of the total equity outstanding. The Company considered qualitative factors in assessing the primary beneficiary of the VIE which included understanding the purpose and design of the VIE, associated risks that the VIE created, activities that could be directed by the Company, and the expected relative impact of those activities on the economic performance of the VIE. Based on an evaluation of these factors, the Company concluded that it was not the primary beneficiary of Inivata prior to the Inivata Acquisition Date.
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
On May 22, 2020, the initial $25.0 million cost and $0.6 million of associated transaction costs was allocated between the Preference Shares and the Purchase Option based on the relative fair value of each and was recorded as investment in non-consolidated affiliate on the Consolidated Balance Sheets. The initial relative fair value of the investment in non-consolidated affiliate was comprised of $19.6 million in Preference Shares and a $6.0 million Purchase Option. The Preference Shares were valued by determining the equity value of Inivata using the Backsolve Method and allocating the value of the Preference Shares using the Option-Pricing Method and the inputs used included the equity value based on the Series C1 capital raised by Inivata, a volatility rate of 84.0%, a risk-free interest rate of 0.17% and 0.0% dividend yield. The Purchase Option was valued using the Black-Scholes model with a volatility rate of 84.0%, a risk-free interest rate of 0.17% and 0.0% dividend yield.
During the fourth quarter of 2020, an observable transaction of an identical investment in Inivata Preference Shares occurred. This resulted in a remeasurement of the Preference Shares to the value of this observable transaction. The Purchase Option was also remeasured at fair value as a result of this observable transaction. As a result of these remeasurements, at December 31, 2020, the carrying value of the investment in non-consolidated affiliate is $29.6 million, comprised of $25.0 million in Preference Shares and a $4.6 million Purchase Option. The Company recorded a net unrealized gain of $4.0 million for these remeasurements for the year ended December 31, 2020 in gain on investment in and loan receivable from non-consolidated affiliate, net, on the Consolidated Statements of Operations. At December 31, 2020, the Purchase Option was valued using the Black-Scholes model with a volatility rate of 84.0%, a risk-free interest rate of 0.17% and 0.0% dividend yield.
On May 22, 2020, the Company and Inivata also entered into the Line of Credit in the amount of $15.0 million. In January 2021, the Line of Credit, in its entirety, was drawn by Inivata and recorded as a loan receivable from non-consolidated affiliate on the Consolidated Balance Sheets. Prior to the Inivata Acquisition Date, the Line of Credit contractually matured on December 1, 2025 and the unpaid principal balance was payable on January 1, 2026 and bore interest at 0.0% per annum. In January 2021, upon the draw of the Line of Credit by Inivata, the Company used an imputed interest rate of 8.33% to present value the Line of Credit. The Company recorded an imputed interest rate discount of $5.0 million on the loan receivable from non-consolidated affiliate and an additional investment in non-consolidated affiliate of $5.0 million, resulting in a $10.0 million present value of the loan receivable from non-consolidated affiliate and increasing the value of the Preference Shares to $30.0 million. For the year ended December 31, 2021 through the Inivata Acquisition Date $0.4 million of interest income was amortized to the loan receivable from non-consolidated affiliate. The interest income amortization is recorded in interest expense, net, on the Consolidated Statements of Operations.
In the first quarter of 2021, subsequent to Inivata’s draw on the Line of Credit, an observable transaction of an identical investment in Inivata Preference Shares occurred. This resulted in a remeasurement of the Preference Shares to the value of this observable transaction. The Company recorded a net unrealized loss of $5.0 million for this remeasurement for the three months ended March 31, 2021. As of March 31, 2021, the carrying value of the investment in non-consolidated affiliate was $29.6 million, comprised of $25.0 million in Preference Shares and a $4.6 million Purchase Option.
On the Inivata Acquisition Date the Company acquired all of the remaining equity interests of Inivata through the exercise of its Purchase Option. The Company’s carrying value of the investment in non-consolidated affiliate was $29.6 million, comprised of $25.0 million in Preference Shares and a $4.6 million Purchase Option immediately prior to obtaining the remaining ownership of Inivata. The Company’s acquisition of control of Inivata on the Inivata Acquisition Date was accounted for as a business combination achieved in stages under the acquisition method. Accordingly, the Company

Table of Contents	NEOGENOMICS, INC.
remeasured its Preference Shares and Purchase Option to their acquisition-date fair values. The Company used a discounted cash flow to derive a business enterprise value of Inivata in order to determine the acquisition-date fair value of the Company’s Preference Shares and the Purchase Option. To determine the fair value of the Preference Shares, the fair value of equity was allocated to the various classes based on the respective rights and privileges of each class of stock in liquidation. The business enterprise value and a Black-Scholes model was then used to determine the fair value of the remaining equity acquired through the exercise of the Purchase Option. The Purchase Option was recorded at fair value at the Inivata Acquisition Date based on its settlement value. This resulted in fair values of $64.9 million in Preference Shares and a $74.3 million Purchase Option, immediately prior to the acquisition, resulting in a net gain of $104.6 million for the year ended December 31, 2021, which includes the net loss of $5.0 million for the remeasurement in the first quarter of 2021. In addition, on the Inivata Acquisition Date, the $10.3 million outstanding under the Line of Credit extended by the Company to Inivata was effectively settled as part of the acquisition of Inivata at the $15.0 million principal amount and was recorded as part of the consideration transferred in the acquisition resulting in a gain of $4.7 million for the year ended December 31, 2021. The Company recorded a total gain on investment in and loan receivable from non-consolidated affiliate, net, within the Company’s Consolidated Statements of Operations of $109.3 million for the year ended December 31, 2021 for the excess of the acquisition-date fair value of the Company’s Preference Shares, Purchase Option, and Line of Credit over their carrying values. For further details regarding the acquisition of Inivata, please refer to Note 3. Acquisitions.
Note 9. Debt
The following table summarizes long-term debt, net, at December 31, 2021 and 2020 (in thousands):

	2021	2020
0.25% Convertible Senior Notes due 2028
Principal	$345,000	$—
Unamortized debt discount	(8,963)	—
Unamortized debt issuance costs	(208)	—
Total 0.25% Convertible Senior Notes due 2028	335,829	—

1.25% Convertible Senior Notes due 2025
Principal	201,250	201,250
Unamortized debt discount	(4,090)	(32,592)
Unamortized debt issuance costs	(506)	(538)
Total 1.25% Convertible Senior Notes due 2025, net	196,654	168,120

Equipment financing obligations	1,206	3,808
Total debt	533,689	171,928
Less: Current portion of equipment financing obligations	(1,135)	(2,841)
Total long-term debt, net	$532,554	$169,087
At December 31, 2021, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2025 was $297.6 million and $238.9 million, respectively. There was no such estimated fair value as of December 31, 2020 related to the 0.25% Convertible Senior Notes due 2028. At December 31, 2020, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $320.9 million. At December 31, 2021 and 2020, the carrying value of the Company’s equipment financing obligations approximated fair value based on the current market conditions for similar instruments.
2028 Convertible Senior Notes
On January 11, 2021, the Company completed the sale of $345.0 million of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased. The 2028 Convertible Notes were issued at a discounted price of 97.0% of their principal amount. The total net proceeds from the issuance of the 2028 Convertible Notes and exercise of the over-allotment option was approximately $334.4 million, which includes approximately $10.6 million of discounts, commissions and offering expenses paid by the Company. On January 11, 2021, the Company entered into an Indenture (the “Indenture”), with U.S. Bank National Association, as trustee (the “Trustee”), governing the 2028 Convertible Notes. The Company used a portion of the net

Table of Contents	NEOGENOMICS, INC.
proceeds from the Offerings to enter into capped call transactions (as described below under the heading “Capped Call Transactions”).
Prior to September 15, 2027, noteholders may convert their 2028 Convertible Notes at their option, only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130.0% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2028 Convertible Notes for each trading day of the measurement period was less than 98.0% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after September 15, 2027 until the close of business on the second business day immediately preceding the maturity date, noteholders may convert their 2028 Convertible Notes at any time, regardless of the foregoing circumstances.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2021. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the fourth quarter of 2021. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended December 31, 2021. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the first quarter of 2022. When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As the Company is not required to settle the 2028 Convertible Notes in cash, the 2028 Convertible Notes are classified as long-term debt as of December 31, 2021.
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the 2028 Convertible Notes is 15.1172 shares of common stock per $1,000 in principal amount of 2028 Convertible Notes, equivalent to an initial conversion price of approximately $66.15 per share of common stock. The conversion rate is subject to adjustment as described in the Indenture. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, the Company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2028 Convertible Notes in connection with such a corporate event in certain circumstances. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $34.12 on December 31, 2021.
The Company may not redeem the 2028 Convertible Notes prior to January 20, 2025. The Company may redeem for cash all or any portion of the 2028 Convertible Notes, at its option, on or after January 20, 2025 if the last reported sale price of its common stock has been at least 130.0% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date of notice by the Company of redemption at a redemption price equal to 100.0% of the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2028 Convertible Notes.
If an event involving bankruptcy, insolvency or reorganization events with respect to the Company occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2028 Convertible Notes then outstanding will immediately become due and payable. If any other default event occurs and is continuing, then noteholders of at least 25.0% of the aggregate principal amount of the 2028 Convertible Notes then outstanding, by notice to the Company, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2028 Convertible Notes then outstanding to become due and payable immediately. If the Company undergoes a Fundamental Change (as defined in the Indenture), then noteholders may require the Company to repurchase their 2028 Convertible Notes at a cash repurchase price equal to the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change Repurchase Date (as defined in the Indenture).
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

Table of Contents	NEOGENOMICS, INC.
The interest expense recognized on the 2028 Convertible Notes includes $0.8 million, $1.4 million and $32,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the year ended December 31, 2021. There were no such amounts for the year ended December 31, 2020. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, which began on July 15, 2021.
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
The cap price of the Capped Call Transactions is initially $85.75 per share of the Company’s common stock, which represents a premium of 75.0% over the public offering price of the common stock in the 2021 Common Stock Offering, which was $49.00 per share, and is subject to certain adjustments under the terms of the Capped Call Transactions.
By entering into the Capped Call Transactions, the Company expects to reduce the potential dilution to its common stock (or, in the event a conversion of the 2028 Convertible Notes is settled in cash, to reduce its cash payment obligation) in the event that, at the time of conversion of the 2028 Convertible Notes, its common stock price exceeds the conversion price of the 2028 Convertible Notes.
2025 Convertible Senior Notes
On May 4, 2020, the Company completed the sale of $201.3 million of convertible senior notes with a stated interest rate of 1.25% and a maturity date of May 1, 2025 (the “2025 Convertible Notes”), unless earlier converted, redeemed, or repurchased. The 2025 Convertible Notes were issued at a discounted price of 97.0% of their principal amount. The total net proceeds from the issuance of the 2025 Convertible Notes and exercise of the over-allotment option were approximately $194.5 million, which includes approximately $6.9 million of discounts, commissions and offering expenses paid by the Company. On May 4, 2020, the Company entered into an indenture (the “Indenture”), with U.S. Bank National Association, as trustee (the “Trustee”), governing the 2025 Convertible Notes.
Prior to February 1, 2025, noteholders may convert their 2025 Convertible Notes at their option, only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130.0% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2025 Convertible Notes for each trading day of the measurement period was less than 98.0% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after February 1, 2025 until the close of business on the business day immediately preceding the maturity date, noteholders may convert their 2025 Convertible Notes at any time, regardless of the foregoing circumstances.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2021. Based on the terms of the 2025 Convertible Notes, the holders could not have converted all or a portion of their 2025 Convertible Notes in the fourth quarter of 2021. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended December 31, 2021. Based on the terms of the 2025 Convertible Notes, the holders cannot convert all or a portion of their 2025 Convertible Notes in the first quarter of 2022. When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As the

Table of Contents	NEOGENOMICS, INC.
Company is not required to settle the 2025 Convertible Notes in cash, the 2025 Convertible Notes are classified as long-term debt as of December 31, 2021 and 2020. As of December 31, 2021, the Company had not received any conversion notices.
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the 2025 Convertible Notes is 27.5198 shares of common stock per $1,000 in principal amounts of 2025 Convertible Notes, equivalent to an initial conversion price of approximately $36.34 per share of common stock. The conversion rate is subject to adjustment as described in the Indenture. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, the Company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2025 Convertible Notes in connection with such a corporate event in certain circumstances. The value of the 2025 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $34.12 on December 31, 2021.
The Company may not redeem the 2025 Convertible Notes prior to May 6, 2023. The Company may redeem for cash all or any portion of the 2025 Convertible Notes, at its option, on or after May 6, 2023 if the last reported sale price of its common stock has been at least 130.0% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date of notice by the Company of redemption at a redemption price equal to 100.0% of the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Convertible Notes.
If an event involving bankruptcy, insolvency or reorganization events with respect to the Company occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2025 Convertible Notes then outstanding will immediately become due and payable. If any other default event occurs and is continuing, then noteholders of at least 25.0% of the aggregate principal amount of the 2025 Convertible Notes then outstanding, by notice to the Company, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2025 Convertible Notes then outstanding to become due and payable immediately. If the Company undergoes a “fundamental change” as defined in the Indenture, then noteholders may require the Company to repurchase their 2025 Convertible Notes at a cash repurchase price equal to the principal amount of the 2025 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
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
The interest expense recognized on the 2025 Convertible Notes includes $2.5 million, $1.2 million and $0.15 million, for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively for the year ended December 31, 2021. The interest expense recognized on the 2025 Convertible Notes includes $1.7 million, $4.4 million and $0.07 million, for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively for the year ended December 31, 2020. The effective interest rate on the 2025 Convertible Notes is 1.96%, which includes the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.

Table of Contents	NEOGENOMICS, INC.
Maturities of Long-Term Debt
Maturities of long-term debt at December 31, 2021 are summarized as follows (in thousands):

	0.25% Convertible Senior Notes	1.25% Convertible Senior Notes	Equipment Financing Obligations	Total Long-Term Debt
2022	$—	$—	$1,135	$1,135
2023	—	—	69	69
2024	—	—	2	2
2025	—	201,250	—	201,250
2026	—	—	—	—
Thereafter	345,000	—	—	345,000
Total Debt	345,000	201,250	1,206	547,456
Less: Current portion of long-term debt	—	—	(1,135)	(1,135)
Less: Unamortized debt discount	(8,963)	(4,090)	—	(13,053)
Less: Unamortized debt issuance costs	(208)	(506)	—	(714)
Long-term debt, net	$335,829	$196,654	$71	$532,554
Note 10. Derivative Instruments and Hedging Activities
As of December 31, 2021 and 2020, the Company did not have any outstanding derivative instruments. In June of 2018, the Company entered into an interest rate swap agreement to reduce the Company’s exposure to interest rate fluctuations on the Company’s variable rate debt obligations. This derivative financial instrument was accounted for at fair value as a cash flow hedge to effectively modify the Company’s exposure to interest rate risk by converting a portion of its prior floating rate debt to a fixed rate obligation, thus reducing the impact of interest rate changes on interest expense.
Under the swap agreement, the Company received a variable rate of interest based on LIBOR and paid a fixed rate of interest. The following table summarizes the previous interest rate swap agreement.

June 2018 Hedge
Notional Amount	$70 million
Effective Date	June 29, 2018
Index	One month LIBOR
Maturity	December 31, 2021
Fixed Rate	2.98%
As discussed in Note 9. Debt, concurrent with the closing of the 2025 Convertible Notes, the proceeds from this transaction were used to pay off all amounts outstanding under the Company’s Prior Senior Secured Credit Agreement, after which the Company had no outstanding debt with variable rate interest. On May 1, 2020, the remaining obligation to make any further payments under the swap agreement was terminated. As a result of the termination, the Company paid $3.3 million, which is included within loss on termination of cash flow hedge on the Consolidated Statements of Operations for the year ended December 31, 2020. The Company did not have any such losses in the year ended December 31, 2021 and 2019.
Fair value adjustments were historically recorded within other comprehensive income. Upon termination of the interest rate swap in 2020, the accumulated losses, net of tax of $2.7 million, related to the interest rate swap were reclassified from accumulated other comprehensive income to loss on termination of cash flow hedge on the Consolidated Statements of Operations for the year ended December 31, 2020. No such reclassifications were recorded during the years ended December 31, 2021 and 2019.
Note 11. Equity Transactions
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

Table of Contents	NEOGENOMICS, INC.
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
Under the terms of the underwriting agreement, the Company also granted the Underwriters a 30-day option to purchase up to 612,244 additional shares of common stock at the public offering price, less underwriting discounts and commissions. On January 6, 2021, the underwriters exercised their option in full and purchased all 612,244 shares. The net proceeds related to the option exercise were approximately $28.4 million, after deducting underwriting discounts, commissions and other offering expenses of approximately $1.6 million.
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
Note 12. Stock-Based Compensation
Stock Options
On May 27, 2021, the stockholders of the Company approved an amendment to the Equity Incentive Plan, originally effective as of October 14, 2003, and previously amended and restated and approved by the stockholders on December 21, 2015, and then again on May 25, 2017 (the “Amended Plan”). The Amended Plan allows for the award of equity incentives, including stock options, stock appreciation rights, restricted stock awards, stock bonus awards, deferred stock awards, and other stock-based awards to certain employees, directors, or officers of, or key non-employee advisers or consultants, including contracted physicians to the Company or its subsidiaries. The Amended Plan provides that the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the Amended Plan is 25,625,000.
As of December 31, 2021 and 2020, stock options outstanding totaled 3.0 million and 3.8 million shares, respectively. As of December 31, 2021 and 2020, a total of approximately 6.8 million and 1.0 million shares, respectively, were available for future option and stock awards under the Amended Plan. Options typically expire after 5 or 7 years and generally vest over 3 or 4 years, but each grant’s expiration, vesting, and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors.
The fair value of each stock award granted during the year ended December 31, 2021 was estimated as of the grant date using a Black-Scholes model. The fair value of each stock option award granted during the years ended December 31, 2020 and 2019 was estimated as of the grant date using a trinomial lattice model. Weighted average assumptions used during the years ended December 31, 2021, 2020, and 2019 are as follows:

	2021	2020	2019
Expected term (in years)	1.2 – 5.5	3.8 – 5.5	3.0 – 5.5
Risk-free interest rate (%)	0.7%	0.7%	2.4%
Expected volatility (%)	45.1%	42.7%	43.2%
Dividend yield (%)	—	—	—
Weighted average fair value/share at grant date	$18.87	$8.88	$5.77

Table of Contents	NEOGENOMICS, INC.
The status of the stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	6,839,417	$7.63
Granted	969,720	19.70
Exercised	(2,309,451)	6.83
Forfeited	(180,927)	13.34
Outstanding at December 31, 2019	5,318,759	9.97
Granted	845,120	28.33
Exercised	(2,310,934)	7.96
Forfeited	(67,004)	16.37
Outstanding at December 31, 2020	3,785,941	15.21
Granted	1,232,056	42.13
Exercised	(1,372,564)	9.97
Forfeited	(684,238)	29.70
Outstanding at December 31, 2021	2,961,195	25.46
Exercisable at December 31, 2021	1,668,356	15.29
The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2021, as well as options granted, vested, and forfeited during the year were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	2,163,809	$6.07
Granted	1,232,056	18.87
Vested	(1,421,042)	8.17
Forfeited	(681,984)	9.58
Non-vested at December 31, 2021	1,292,839	13.93
The following table summarizes information about the options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
7.27 – 8.21	638,040	0.95	$7.86	638,040	0.95	$7.86
8.22 – 19.76	701,148	1.89	15.53	618,439	1.80	15.07
19.77 – 27.97	359,217	4.85	24.22	112,799	4.68	23.30
27.98 – 43.49	612,500	5.59	31.47	298,980	5.19	28.57
43.50 – 55.40	650,290	6.33	48.46	98	5.99	55.40
	2,961,195	3.79	25.46	1,668,356	2.28	15.29
As of December 31, 2021, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $36.1 million and the aggregate intrinsic value of currently exercisable stock options was approximately $31.6 million. The intrinsic value of each option share is the difference between the fair market value of NeoGenomics’ common stock and the exercise price of such option share to the extent it is “in-the-money.” Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $34.12 closing stock price of the Company’s common stock on December 31, 2021, the last trading day of 2021. The total number of in-the-money options outstanding and exercisable as of December 31, 2021 was approximately 1.7 million.

Table of Contents	NEOGENOMICS, INC.
The total intrinsic value of options exercised during each of the years ended December 31, 2021, 2020, and 2019 was approximately $46.7 million, $68.6 million and $35.3 million, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options were approximately $13.7 million, $18.4 million and $12.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The total fair value of options granted during the years ended December 31, 2021, 2020, and 2019 was approximately $23.2 million, $7.5 million and $5.6 million, respectively. The total fair value of option shares vested during the years ended December 31, 2021, 2020, and 2019 was approximately $11.7 million, $5.2 million and $5.5 million, respectively.
The Company recognizes stock-based compensation expense using the straight-line basis over the awards’ requisite service periods. Stock compensation expense related to stock options for the years ended December 31, 2021, 2020, and 2019 was approximately $11.6 million, $6.0 million and $6.8 million, respectively, and is included in general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2021, there was approximately $10.8 million of total unrecognized stock-based compensation cost related to non-vested stock options granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Awards
The number of shares and weighted average grant date fair values of restricted non-vested common stock at the beginning and end of 2021, 2020, and 2019, as well as stock awards granted, vested, and forfeited during the year were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	282,508	$9.01
Granted	230,980	19.93
Vested	(115,711)	9.36
Forfeited	(62,479)	12.53
Nonvested at December 31, 2019	335,298	15.75
Granted	149,012	28.45
Vested	(184,127)	12.90
Forfeited	(8,292)	20.75
Nonvested at December 31, 2020	291,891	23.82
Granted	936,648	39.52
Vested	(213,777)	32.83
Forfeited	(163,359)	38.58
Nonvested at December 31, 2021	851,403	36.00
Stock compensation expense related to restricted stock for the years ended December 31, 2021, 2020, and 2019 was approximately $9.8 million, $3.4 million, and $2.6 million, respectively, and is included in general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2021, there was approximately $24.3 million of total unrecognized stock-based compensation cost related to non-vested restricted stock granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of 2.6 years.
During the third quarter of 2021, the Company granted certain senior-level executives performance stock units (“PSUs”) representing 356,548 common shares with a weighted average grant date fair value of $44.87 to vest upon the achievement of time-based service conditions with vesting through June 30, 2024, and certain performance goals, including financial performance targets and operational milestones. As of December, 30, 2021, these certain senior-level executives agreed to forfeit all of the granted PSUs. For the year ended December 31, 2021, no stock-based compensation related to the PSUs was recorded in the Consolidated Statements of Operations and the cancellation of these awards had no impact on the Consolidated Financial Statements. Concurrent with this forfeiture, these certain senior-level executives were granted restricted stock awards. These awards vest ratably over three years with the first tranche vesting on December 31, 2022. For the year ended December 31, 2021, expense related to these awards is included in stock-based compensation expense related to restricted stock.

Table of Contents	NEOGENOMICS, INC.
Modification of Stock Option and Restricted Stock Awards
For the year ended December 31, 2021, the Culture and Compensation Committee of the Company’s Board of Directors approved the accelerated vesting of 284,597 previously granted time-vesting stock option awards and 101,574 previously granted time-vesting restricted stock awards upon retirement of a director of the Company. The Company accounted for the effects of the stock awards as a modification, and recognized $6.6 million of incremental stock-based compensation which consisted of $4.9 million and $1.7 million for the acceleration of stock option awards and restricted stock awards, respectively for the year ended December 31, 2021.
Employee Stock Purchase Plan
The Company sponsors an Employee Stock Purchase Plan (“ESPP”), under which eligible employees can purchase common stock at a 15.0% discount from the fair market value. Stock-based compensation expense related to the ESPP for the years ended December 31, 2021, 2020 and 2019 was approximately $1.1 million, $0.9 million and $0.6 million, respectively. Shares issued pursuant to this plan were 112,094, 138,309 and 141,908 for each of the years ended December 31, 2021, 2020, and 2019, respectively.
Note 13. Revenue Recognition
The Company’s two reportable segments for which it recognizes revenue are (1) Clinical Services and (2) Pharma Services. The Clinical Services segment provides various clinical testing services to community-based pathology practices, oncology practices, hospital pathology labs, reference labs, and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and patients. The Pharma Services segment supports pharmaceutical firms in their drug development programs by providing testing services and data analytics for clinical trials and research.
Clinical Services Revenue
The Company’s specialized diagnostic services are performed based on a written test requisition form or an electronic equivalent. The performance obligation is satisfied and revenues are recognized once the diagnostic services have been performed and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including client direct billing, commercial insurance, Medicare and other government payers, and patients. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience, and other anticipated adjustments, including anticipated payer denials. Collection of consideration the Company expects to receive typically occurs within 30 to 60 days of billing for commercial insurance, Medicare and other governmental and self-pay payers and within 60 to 90 days of billing for client payers.
Pharma Services Revenue
The Company’s Pharma Services segment generally enters into contracts with pharmaceutical customers as well as other CROs to provide research and clinical trial services ranging in duration from one month to several years. The Company records revenue on a unit-of-service basis based on number of units completed and the total expected contract value. The total expected contract value is estimated based on historical experience of total contracted units compared to realized units as well as known factors on a specific contract-by-contract basis. Certain contracts include upfront fees, final settlement amounts, and/or billing milestones that may not align with the completion of performance obligations. The value of these upfront fees or final settlement amounts is usually recognized over time based on the number of units completed, which aligns with the progress of the Company towards fulfilling its obligations under the contract.
The Company also enters into other contracts, such as validation studies and informatics. Revenue for validation studies for which the sole deliverable may be a final report that is sent to the sponsor(s) at the completion of contracted activities, is recognized at a point in time upon delivery of the final report to the sponsor. Informatics is the sale of de-identified data for which deliverables typically consist of retrospective records or prospective deliveries of data. Informatics revenue is recognized upon delivery of retrospective data or over time for prospective data feeds. Any contracts that contain multiple performance obligations and include both units-of-service and point in time deliverables are accounted for as separate performance obligations and revenue is recognized as previously disclosed. The Company negotiates billing schedules and payment terms on a contract-by-contract basis. While the contract terms generally provide for payments based on a unit-of-service arrangement, the billing schedules, payment terms, and related cash payments may not align with the performance of services and, as such, may not correspond to revenue recognized in any given period.

Table of Contents	NEOGENOMICS, INC.
Amounts collected in advance of services being provided are deferred as contract liabilities on the Consolidated Balance Sheets. The associated revenue is recognized and the contract liability is reduced as the contracted services are subsequently performed. Contract assets are established for revenue recognized but not yet billed. These contract assets are reduced once the customer is invoiced and a corresponding receivable is recorded. Additionally, certain costs to obtain contracts, primarily for sales commissions, are capitalized when incurred and amortized over the term of the contract. Amounts capitalized for contracts with an initial contract term of twelve months or less are classified as current assets. All others are classified as non-current assets.
Most contracts are terminable by the customers, either immediately or according to advance notice terms specified within the contracts. All contracts require payment of fees to the Company for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract.
The following table summarizes the values of contract assets, capitalized commissions, and contract liabilities for Pharma Services as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Current pharma contract assets(1)	$1,738	$1,643
Long-term pharma contract assets(2)	236	290
Total pharma contract assets	$1,974	$1,933

Current pharma capitalized commissions(1)	$109	$185
Long-term pharma capitalized commissions(2)	882	970
Total pharma capitalized commissions	$991	$1,155

Current pharma contract liabilities	$5,192	$4,029
Long-term pharma contract liabilities(3)	917	712
Total pharma contract liabilities	$6,109	$4,741
(1) Recorded within other current assets on the Consolidated Balance Sheets.
(2) Recorded within other assets on the Consolidated Balance Sheets.
(3) Recorded within other long-term liabilities on the Consolidated Balance Sheets.
Revenue recognized for the years ended December 31, 2021, 2020, and 2019, related to Pharma contract liabilities outstanding at the beginning of each year was $4.4 million, $2.3 million, and $2.2 million, respectively. Amortization of capitalized commissions for the years ended December 31, 2021, 2020 and 2019 were $1.1 million, $0.8 million and $1.2 million respectively.
During the year ended December 31, 2021, the Company signed approximately $172 million in net new contracts. At year-end total backlog was approximately $267 million, substantially all of which contain cancellation provisions. The Company applied the practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The unsatisfied existing performance obligations under long-term contracts as defined by ASC Topic 606, Revenue from Contracts with Customers, differs from backlog in that these obligations do not include wholly unperformed contracts where the promised consideration is variable and/or the application of other practical expedients.
Disaggregation of Revenue
The Company considered various factors for both its Clinical Services and Pharma Services segments in determining appropriate levels of homogeneous data for its disaggregation of revenue; including the nature, amount, timing, and uncertainty of revenue and cash flows. Clinical Services categories align with the types of customers due to similarities of billing method, level of reimbursement, and timing of cash receipts. Unbilled amounts are accrued and allocated to payer categories based on historical experience. In future periods actual billings by payer category may differ from accrued amounts. Pharma Services relate to contracts with large pharmaceutical and biotech customers as well as other CROs. Because the nature, timing, and uncertainty of revenue and cash flows are similar and primarily driven by individual contract terms Pharma Services revenue is not further disaggregated.

Table of Contents	NEOGENOMICS, INC.
The following table details the disaggregation of net revenue for both the Clinical Services and Pharma Services Segments for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Clinical Services:
Client direct billing	$252,617	$240,535	$212,703
Commercial insurance	78,773	76,550	83,107
Medicare and other government	72,010	64,776	64,745
Self-pay	772	476	606
Total Clinical Services	404,172	382,337	361,161
Pharma Services	80,157	62,111	47,669
Total net revenue	$484,329	$444,448	$408,830
Note 14. Income Taxes
The CARES Act impacted a number of provisions of the tax code, including the eligibility of certain deductions and the treatment of net operating losses (“NOLs”) and tax credits. The CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2021, or to its deferred tax assets as of December 31, 2021.
(Loss) income before income tax benefit for the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	2021	2020	2019
(Loss) income before income tax expense (benefit):
Domestic	$24,761	$(6,954)	$7,053
Foreign	(39,836)	(7,102)	(3,408)
Total	$(15,075)	$(14,056)	$3,645

Income tax expense (benefit)
Current:
Federal	$41	$(434)	$(303)
State	41	273	290
Total current tax (benefit) expense	$82	$(161)	$(13)
Deferred:
Federal	$(575)	$(12,856)	$(3,409)
State	1,241	(5,211)	(939)
Foreign	(7,476)	—	—
Total deferred benefit provision	$(6,810)	$(18,067)	$(4,348)
Total tax benefit provision	$(6,728)	$(18,228)	$(4,361)

Table of Contents	NEOGENOMICS, INC.
A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Federal statutory tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal income tax benefit	17.77%	14.29%	(19.47)%
Transaction Costs	(10.11)%	—%	—%
Penalties	(15.61)%	(0.01)%	0.08%
Non-deductible expenses	(3.29)%	(1.41)%	7.41%
Compensation expense	(0.96)%	65.78%	(135.12)%
Inivata acquisition fair value adjustment	159.14%	—%	—%
Tax credits	11.63%	32.11%	—%
Uncertain tax position	0.22%	1.21%	(3.32)%
Return to provision and other deferred tax adjustments	—%	7.38%	(13.20)%
Foreign tax rate differential	2.74%	(1.64)%	—%
Other, net	0.16%	(0.06)%	(2.78)%
Valuation allowance	(138.07)%	(8.97)%	25.74%
Effective tax rate	44.62%	129.68%	(119.66)%
At December 31, 2021 and 2020, deferred income tax assets and liabilities consisted of the following (in thousands):

	2021	2020
Deferred tax assets:
Accounts receivable, net	$295	$1,286
Accrued compensation	6,171	5,403
Net operating loss carry-forwards	81,903	33,888
Tax credits	6,596	4,575
Stock-based compensation	2,355	1,999
Operating lease liabilities	19,978	11,589
Interest expense	886	—
Other	2,668	1,470
Gross deferred tax assets	120,852	60,210
Less: valuation allowance	(33,014)	(2,631)
Total deferred tax assets	87,838	57,579
Deferred tax liabilities:
Operating lease right-of-use assets	(19,094)	(11,120)
Investment in non-consolidated affiliate	—	(1,000)
Convertible debt discount	(1)	(6,636)
Intangible assets	(108,592)	(29,268)
Property and equipment	(15,389)	(14,678)
Other	—	(292)
Total deferred tax liabilities	(143,076)	(62,994)
Net deferred income tax liabilities	$(55,238)	$(5,415)
At December 31, 2021, the Company has federal net operating loss carry forwards of approximately $231.5 million, foreign net operating loss carryforwards of approximately $118.9 million, including $96.4 million in the United Kingdom, and state net operating loss carry forwards of approximately $112.8 million. Federal net operating loss carry forwards will begin to expire in 2036. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, however, the deductibility of such federal net NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. State tax NOLs will begin to expire in 2022. NOLs in Switzerland and China begin to expire in 2024 and 2025, if not utilized in future periods. The NOLs in Singapore and the United Kingdom do not expire. As of December 31, 2021, the Company has federal R&D credit carryforwards of

Table of Contents	NEOGENOMICS, INC.
approximately $5.5 million that begin to expire in 2036 and state research and investment credit carryforwards of approximately $3.8 million that do not expire. An ownership change of more than 50 percent could result in a limitation of the use of net operating loss carryforwards and credit carryforwards under IRC Section 382 and the regulations thereunder. We have not conducted a formal study to determine whether there was an ownership change in prior periods that would limit the use of our net operating loss carryforwards and credit carryforwards under IRC Section 382. Management believes it is more likely than not that a limitation under Section 382 would not materially impact the realizability of the deferred tax assets related to federal and state net operating losses or credits.
Management assesses the recoverability of its deferred tax assets as of the end of each quarter, weighing all positive and negative evidence, and is required to establish and maintain a valuation allowance for these assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed. As of December 31, 2021 and 2020, management determined that sufficient positive evidence did not exist and concluded that it is more likely than not that a valuation allowance is required against foreign deferred tax assets. Accordingly, management established a full valuation allowance of $4.1 million and $2.6 million as of December 31, 2021 and 2020, respectively, related to the Company’s China, Switzerland and Singapore operations. As of December 31, 2021, management determined that sufficient positive evidence did not exist and conclude that it is more likely than not that a valuation allowance is required against certain domestic deferred tax assets. Accordingly, management established a valuation allowance of $28.9 million related to the Company’s domestic operations as of December 31, 2021.
The Company files income tax returns in the United States, as well as Singapore, Switzerland, China, United Kingdom and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment. For U.S. federal and most state purposes, the Company has open tax years ended December 31, 2017 to December 31, 2020. For Switzerland, the Company has open tax years ended December 31, 2017 to December 31, 2020, for Singapore the Company has open tax years ended December 31, 2018 to December 31, 2020 and for United Kingdom the Company has open tax years ended April 5, 2018 to April 5, 2020. The 2017 U.S. Federal income tax filing is currently under examination by the IRS.
The Company applied the accounting standard for uncertain tax positions and recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Increases or decreases to the unrecognized tax benefits could result from management’s belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitation for certain tax positions.
The following are the unrecognized tax benefits as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Unrecognized tax benefits - January 1	$1,670	$444
Increases in prior year positions	83	1,020
Reversals of prior year positions	—	—
Increases in tax positions taken in current year	632	378
Statute expirations	(34)	(172)
Unrecognized tax benefits - December 31	$2,351	$1,670
The amount of unrecognized tax benefits at December 31, 2021, if recognized would favorably affect the Company’s effective tax rate. These unrecognized tax benefits are classified as other long-term liabilities on the Consolidated Balance Sheets. The interest and penalties related to the unrecognized tax benefit are immaterial. Interest and tax penalties related to unrecognized tax benefits are included in income tax expense.
Note 15. Net (Loss) Income per Share
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

Table of Contents	NEOGENOMICS, INC.
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
The following table shows the calculations for the years ended December 31, 2021, 2020, and 2019 (in thousands, except per share amounts):

	2021	2020	2019
NET (LOSS) INCOME	$(8,347)	$4,172	$8,006

Basic weighted average common shares outstanding	119,962	108,579	100,470
Dilutive effect of stock options	—	3,010	2,862
Dilutive effect of restricted stock awards	—	205	283
Diluted weighted average shares outstanding	119,962	111,794	103,615

Basic net (loss) income per share	$(0.07)	$0.04	$0.08
Diluted net (loss) income per share	$(0.07)	$0.04	$0.08
The following potential dilutive shares were excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Stock options	1,892	—	—
Restricted stock awards	194	—	—
2025 Convertible Notes	5,538	3,723	—
2028 Convertible Notes	5,130	—	—
The potential effect of the Capped Call Transactions entered into concurrently with the 2028 Convertible Notes were excluded from the calculation of diluted net (loss) income per share in 2021 as the Company’s closing price on December 31, 2021, did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net (loss) income per share as they are anti-dilutive.
For further details on the Capped Call Transactions, please refer to Note 9. Debt.
Note 16. Defined Contribution Plan
The Company maintains a defined-contribution 401(k) retirement plan covering substantially all U.S. based employees (as defined). The Company’s employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. The Company matches 100.0% of every dollar contributed up to 3.0% of the respective employee’s compensation and an additional 50.0% of every dollar contributed on the next 2% of compensation (4.0% maximum Company match). Matching contributions were approximately $6.1 million, $4.9 million and $4.4 million during the years ended December 31, 2021, 2020, and 2019, respectively, and are recorded in cost of revenue and operating expenses in the Consolidated Statements of Operations.

Table of Contents	NEOGENOMICS, INC.
Note 17. Commitments and Contingencies
Purchase Commitments
The Company has agreements in place to purchase a specified level of reagents from certain vendors. These purchase commitments expire at various dates through 2023. The purchase commitments as of December 31, 2021, are as follows (in thousands):

Years ending December 31,
2022	$1,005
2023	1,005
Total purchase commitments	$2,010
Legal Proceeding
On January 20, 2021, Natera, Inc. filed a patent infringement complaint against the Company’s newly-acquired subsidiary Inivata Limited and its subsidiary Inivata, Inc. in U.S. District Court for the district of Delaware, alleging Inivata’s InVisionFirst®-Lung cancer diagnostic test of infringing two patents. The litigation is presently in the pleadings stage. The Company believes that it has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail. At the time of filing the outcome of this matter is not estimable or probable.
Regulatory Matter
With the assistance of outside counsel, the Company is voluntarily conducting an internal investigation that focuses on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s review of this matter is ongoing. As of December 31, 2021, the Company has accrued a reserve of $11.2 million in other long-term liabilities on the Consolidated Balance Sheets for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the ongoing investigation and interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. At this time, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.
Note 18. Related Party Transactions
On May 22, 2020, the Company formed a strategic alliance with Inivata and entered into a Strategic Alliance Agreement and Laboratory Services Agreement whereas Inivata, prior to the Inivata Acquisition Date, would render and perform certain laboratory testing which the Company made available to customers. In connection with this agreement, Inivata provided $0.8 million of testing services to the Company recorded in cost of revenue in the Consolidated Statements of Operations in 2021 through the Inivata Acquisition Date. Such services provided for the year ended December 31, 2020 were immaterial.
On May 22, 2020, the Company and Inivata also entered into a Line of Credit in the amount of $15.0 million. The Company and Inivata settled the Line of Credit after the Inivata Acquisition Date and no amounts were outstanding as of December 31, 2021. For further details on the Line of Credit, please refer to Note 8. Investment in Non-Consolidated Affiliate.
On June 18, 2021, the Company completed its acquisition of all remaining equity interest in Inivata by exercising its Purchase Option. Beginning June 18, 2021, Inivata is a wholly-owned consolidated subsidiary of the Company. As of the Inivata Acquisition Date, Inivata’s financial statement activity is being consolidated within the Company’s Consolidated Financial Statements. For further details on the acquisition of Inivata, please refer to Note 3. Acquisitions.

Table of Contents	NEOGENOMICS, INC.
Note 19. Segment Information
The Company recognizes revenue under two reportable segments, (1) Clinical Services and (2) Pharma Services. The Clinical Services segment provides various clinical testing services to community-based pathology and oncology practices, hospital pathology labs, and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and self-pay patients. The Pharma Services segment supports pharmaceutical firms’ drug development programs by assisting with various clinical trials and research as well as providing informatics related services often supporting pharmaceutical commercialization efforts.
The financial information reviewed by the Chief Operating Decision Maker (“CODM”) includes revenues, cost of revenue, and gross profit for both reportable segments. Assets are not presented at the segment level as that information is not used by the CODM.
The following table summarizes segment information for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Net revenue:
Clinical Services	$404,172	$382,337	$361,161
Pharma Services	80,157	62,111	47,669
Total net revenue	484,329	444,448	408,830

Cost of revenue:
Clinical Services(1)	244,360	215,529	185,612
Pharma Services(2)	52,909	43,026	26,382
Total cost of revenue	297,269	258,555	211,994

Gross profit:
Clinical Services	159,812	166,808	175,549
Pharma Services	27,248	19,085	21,287
Total gross profit	187,060	185,893	196,836

Operating expenses:
General and administrative	221,347	143,794	127,993
Research and development	21,873	8,229	8,487
Sales and marketing	62,594	47,862	47,350
Total operating expenses	305,814	199,885	183,830
(Loss) income from operations	(118,754)	(13,992)	13,006
Interest expense, net	5,082	7,019	3,713
Other expense (income), net	499	(7,906)	4,630
Gain on investment in and loan receivable from non-consolidated affiliate, net	(109,260)	(3,955)	—
Loss on extinguishment of debt	—	1,400	1,018
Loss on termination of cash flow hedge	—	3,506	—
(Loss) income before taxes	(15,075)	(14,056)	3,645
Income tax benefit	(6,728)	(18,228)	(4,361)
Net (loss) income	$(8,347)	$4,172	$8,006
(1) Clinical Services cost of revenue in 2021 includes $9.2 million of amortization of acquired Inivata developed technology intangible assets and write-offs of $5.3 million for COVID-19 PCR testing inventory.
(2) Pharma Services cost of revenue in 2021 includes $1.2 million of amortization of acquired Inivata developed technology intangible assets.

Table of Contents	NEOGENOMICS, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us, and information required to be disclosed in our reports to the SEC, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate to allow timely discussions and decisions regarding required disclosure therein and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (“2013 Framework”). Based on this assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.
The Company acquired Trapelo on April 7, 2021 and Inivata on June 18, 2021. As permitted by guidelines established by the Securities and Exchange Commission for newly acquired businesses, management has excluded these acquisitions from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Trapelo constituted less than 1% of the Company’s total consolidated revenue for the year ended December 31, 2021 and less than 1% of the Company’s total consolidated assets, excluding goodwill and intangible assets which are included in the scope the assessment, as of December 31, 2021. Inivata constituted less than 1% of the Company’s total consolidated revenue for the year ended December 31, 2021 and 1.5% of the Company’s total consolidated assets, excluding goodwill and intangible assets which are included in the scope of the assessment, as of December 31, 2021. We are in the process of integrating these businesses into our overall internal control over financial reporting and plan to include them in our scope as of December 31, 2022.
Deloitte & Touche LLP audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report, which is included in this annual report on Form 10-K.

Table of Contents	NEOGENOMICS, INC.
Changes in Internal Control over Financial Reporting
On July 1, 2021, we transitioned from our existing Great Plains Dynamics enterprise resource planning (“ERP”) system to a hosted, cloud-based Oracle ERP system (“Oracle”). In connection with the Oracle implementation, we performed pre-implementation planning, design and testing of internal controls that became effective in the third quarter of 2021. We continue to conduct post-implementation monitoring and process modifications in order to maintain effective internal control over financial reporting.
During the fourth quarter of 2021, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NeoGenomics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NeoGenomics, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Intervention Insights, Inc. d/b/a Trapelo Health (“Trapelo”) and Inivata Limited (“Inivata”), which were acquired on April 7, 2021 and June 18, 2021, respectively. Trapelo constitutes less than 1% of total consolidated revenues and less than 1% of total consolidated assets, excluding goodwill and intangible assets which are included within the scope of the assessment, of the Company as of and for the year ended December 31, 2021. Inivata constitutes less than 1% of total consolidated revenues and 1.5% of total consolidated assets, excluding goodwill and intangible assets which are included within the scope of the assessment of the Company as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Trapelo and Inivata.
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

Table of Contents	NEOGENOMICS, INC.
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
/s/ Deloitte & Touche LLP
San Diego, California
February 25, 2022

Table of Contents	NEOGENOMICS, INC.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders. We intend to file such Definitive Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(i) Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
The following Consolidated Financial Statements of the Company and the Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this Annual Report on Form 10-K:
1. Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
2. Consolidated Balance Sheets as of December 31, 2021 and 2020
3. Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
4. Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2021, 2020 and 2019
5. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019
6. Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
7. Notes to Consolidated Financial Statements

Table of Contents	NEOGENOMICS, INC.
(ii) Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
(iii) Exhibits.
The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.
(b) Exhibits.
The following exhibits are filed herewith or are incorporated by reference to exhibits filed with the SEC:

Exhibit Number	Description of Exhibit	Location

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020
3.2	Amended and Restated Bylaws, as amended	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed with the SEC on November 6, 2015
4.1	Description of our Common Stock	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020
4.2	Indenture, dated May 4, 2020, by and between the Company and U.S. Bank National Association, as Trustee.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2020
4.3	Form of 1.25% Senior Convertible Note Due 2025 (included in Exhibit 4.2).	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2020
4.4
Indenture, dated January 11, 2021, by and between the Company and U.S. Bank National Association, as Trustee (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021)
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on May 6, 2021
4.5	Form of 0.25% Senior Convertible Notes Due 2028 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on May 6, 2021
10.1	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005
10.2	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006
10.3	Amended and Restated Equity Incentive Plan effective as of October 15, 2015.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016
10.4	Amendment No. 1 of the Amended and Restated Equity Incentive Plan, effective as of May 25, 2017.	Incorporated by reference to the Company’s Proxy Statement, dated April 24, 2017, as filed with the SEC on April 25, 2017
10.5	Form of Indemnification Agreement between NeoGenomics, Inc. and each of its executive officers and directors.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, as filed with the SEC on November 7, 2016

Table of Contents	NEOGENOMICS, INC.

10.6	Board of Directors Appointment Letter Agreement between Rachel A. Stahler and NeoGenomics, Inc. dated August 24, 2020.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as filed with the SEC on October 29, 2020
10.7	Board of Directors Appointment Letter Agreement between Michael A. Kelly and NeoGenomics, Inc. dated August 11, 2020.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, as filed with the SEC on October 29, 2020
10.8
Securities Purchase Agreement, dated as of May 4, 2021, among NeoGenomics, Inc. and each purchaser party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2021.)
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, as filed with the SEC on August 9, 2021
10.9
Registration Rights Agreement, dated as of May 4, 2021, among NeoGenomics, Inc. and each party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2021.)
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, as filed with the SEC on August 9, 2021
10.10	Share Purchase Agreement, dated May 4, 2021. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2021.)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, as filed with the SEC on August 9, 2021
10.11*	Form of Executive Employment Agreement between NeoGenomics, Inc. and each of its executive officers.	Provided herewith
14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 20, 2011
21.1	Subsidiaries of NeoGenomics, Inc.	Provided herewith
23.1	Consent of Deloitte & Touche LLP	Provided herewith
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Provided herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Provided herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Provided herewith

Table of Contents	NEOGENOMICS, INC.

*	Denotes a management contract or compensatory plan or arrangement.
**	The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of NeoGenomics, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 25, 2022	NEOGENOMICS, INC.

	By:	/s/ Mark W. Mallon
	Name:	Mark W. Mallon
	Title:	Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Mark W. Mallon	Director and Chief Executive Officer (Principal Executive Officer)	February 25, 2022
Mark W. Mallon

/s/ William B. Bonello	Chief Financial Officer (Principal Financial Officer)	February 25, 2022
William B. Bonello

/s/ Cynthia J. Dieter	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Cynthia J. Dieter

/s/ Lynn A. Tetrault	Chair of the Board	February 25, 2022
Lynn A. Tetrault

/s/ Bruce K. Crowther	Director	February 25, 2022
Bruce K. Crowther

/s/ Michael A. Kelly	Director	February 25, 2022
Michael A. Kelly

/s/ Rachel A. Stahler	Director	February 25, 2022
Rachel A. Stahler