Form 10-Q
period 2022-03-31
NEOGENOMICS INC
filed 2022-05-09
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-35756
NEOGENOMICS, INC.
(Exact name of registrant as specified in its charter)

Nevada		74-2897368
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

9490 NeoGenomics Way,	Fort Myers,
Florida		33912
(Address of principal executive offices)		(Zip Code)

(239) 768-0600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock ($0.001 par value)	NEO	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of May 6, 2022, the registrant had 124,758,179 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intends,” “may,” “plan,” “potential,” “project,” “will,” “would” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements address various matters, including the Company’s strategy, future operations, future financial position, future revenues, changing reimbursement levels from government payers and private insurers, projected costs, prospects and plans and objectives of management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022, and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

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
•Our expectations regarding the conversion of our outstanding 1.25% Convertible Senior Notes due May 2025 (the “2025 Convertible Notes”) or our outstanding 0.25% Convertible Senior Notes due January 2028 (the “2028 Convertible Notes”) in the aggregate principal amount of $201.3 million and $345.0 million, respectively, and our ability to make debt service payments under the 2025 Convertible Notes or 2028 Convertible Notes if such notes are not converted;
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
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$305,896	$316,827
Marketable securities, at fair value	175,534	198,563
Accounts receivable, net	110,796	112,130
Inventories	23,840	23,395
Prepaid assets	14,341	12,354
Assets held for sale	—	10,050
Other current assets	20,693	8,189
Total current assets	651,100	681,508
Property and equipment (net of accumulated depreciation of $116,254 and $109,952, respectively)	108,942	109,465
Operating lease right-of-use assets	101,955	102,197
Intangible assets, net	433,835	442,325
Goodwill	527,115	527,115
Other assets	6,600	7,168
Total non-current assets	1,178,447	1,188,270
Total assets	$1,829,547	$1,869,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,481	$17,921
Accrued compensation	32,320	38,304
Accrued expenses and other liabilities	16,571	17,796
Current portion of equipment financing obligations	621	1,135
Current portion of operating lease liabilities	5,958	6,884
Pharma contract liabilities	6,119	5,192
Total current liabilities	82,070	87,232
Long-term liabilities
Convertible senior notes, net	533,189	532,483
Operating lease liabilities	73,434	72,289
Deferred income tax liabilities, net	51,709	55,475
Other long-term liabilities	14,141	14,022
Total long-term liabilities	672,473	674,269
Total liabilities	$754,543	$761,501
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 124,722,215 and 124,107,500 shares issued and outstanding, respectively)	$125	$124
Additional paid-in capital	1,142,133	1,123,628
Accumulated other comprehensive loss	(3,009)	(638)
Accumulated deficit	(64,245)	(14,837)
Total stockholders’ equity	$1,075,004	$1,108,277
Total liabilities and stockholders’ equity	$1,829,547	$1,869,778

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
NET REVENUE
Clinical Services	$98,791	$96,487
Pharma Services	18,378	19,046
Total net revenue	117,169	115,533

COST OF REVENUE	78,937	73,959

GROSS PROFIT	38,232	41,574
Operating expenses:
General and administrative	66,248	40,476
Research and development	7,713	2,456
Sales and marketing	16,299	13,749
Total operating expenses	90,260	56,681
LOSS FROM OPERATIONS	(52,028)	(15,107)
Interest (income) expense, net	1,301	1,177
Other (income) expenses, net	(168)	4,854
Loss before taxes	(53,161)	(21,138)
Income tax (benefit) expense	(3,753)	976
NET LOSS	$(49,408)	$(22,114)

NET LOSS PER SHARE
Basic	$(0.40)	$(0.19)
Diluted	$(0.40)	$(0.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	123,630	116,199
Diluted	123,630	116,199

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
NET LOSS	$(49,408)	$(22,114)

OTHER COMPREHENSIVE LOSS:
Net unrealized loss on marketable securities, net of tax	(2,371)	(160)
Total other comprehensive loss, net of tax	(2,371)	(160)
COMPREHENSIVE LOSS	$(51,779)	$(22,274)

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2021	124,107,500	$124	$1,123,628	$(638)	$(14,837)	$1,108,277
Common stock issuance ESPP Plan	47,853	—	971	—	—	971
Issuance of restricted stock, net of forfeitures	100,253	—	(1,049)	—	—	(1,049)
Issuance of common stock for stock options	466,609	1	6,479	—	—	6,480
ESPP expense	—	—	249	—	—	249
Stock-based compensation expense - options and restricted stock	—	—	11,855	—	—	11,855
Net unrealized loss on marketable securities, net of tax	—	—	—	(2,371)	—	(2,371)
Net loss	—	—	—	—	(49,408)	(49,408)
Balance, March 31, 2022	124,722,215	$125	$1,142,133	$(3,009)	$(64,245)	$1,075,004

Balance, December 31, 2020	112,075,474	$112	$701,357	$10	$(7,185)	$694,294
Cumulative-effect adjustment from change in accounting principle	—	—	(23,271)	—	696	(22,575)
Premiums paid for capped call confirmations	—	—	(29,291)	—	—	(29,291)
Common stock issuance ESPP Plan	23,917	—	1,024	—	—	1,024
Issuance of restricted stock, net of forfeitures	83,220	—	(614)	—	—	(614)
Issuance of common stock for stock options	260,167	—	2,239	—	—	2,239
Issuance of common stock - public offering, net of underwriting discounts	4,693,876	5	218,495	—	—	218,500
Stock issuance fees and expenses	—	—	(242)	—	—	(242)
ESPP expense	—	—	241	—	—	241
Stock-based compensation expense - options and restricted stock	—	—	2,412	—	—	2,412
Net unrealized loss on marketable securities, net of tax	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	(22,114)	(22,114)
Balance, March 31, 2021	117,136,654	$117	$872,350	$(150)	$(28,603)	$843,714
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,408)	$(22,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,395	6,680
Amortization of intangibles	8,490	2,458
Non-cash stock-based compensation	12,103	2,653
Non-cash operating lease expense	2,653	1,862
Amortization of convertible debt discount	661	593
Amortization of debt issue costs	45	43
Unrealized loss on investment in non-consolidated affiliate	—	5,024
Interest receivable on loan receivable from non-consolidated affiliate	—	(209)
Gain on sale of assets held for sale	(2,048)	—
Write-off of COVID-19 PCR testing inventory and equipment	—	6,061
Other adjustments	1,126	548
Changes in assets and liabilities, net
Accounts receivable, net	1,334	3,921
Inventories	(445)	2,845
Prepaid lease asset	—	(823)
Prepaid and other assets	(2,044)	(794)
Accounts payable, operating lease liabilities, deferred taxes, accrued and other liabilities	(9,902)	(6,538)
Net cash (used in) provided by operating activities	(29,040)	2,210
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(16,167)	(137,776)
Proceeds from sales and maturities of marketable securities	36,438	13,919
Purchases of property and equipment	(8,219)	(15,831)
Loan receivable from non-consolidated affiliate	—	(15,000)
Net cash provided by (used in) investing activities	12,052	(154,688)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing obligations	(346)	(1,091)
Issuance of common stock, net	6,403	2,617
Proceeds from issuance of convertible debt, net of issuance costs	—	334,410
Premiums paid for capped call confirmations	—	(29,291)
Proceeds from equity offering, net of issuance costs	—	218,290
Net cash provided by financing activities	6,057	524,935
Net change in cash, cash equivalents and restricted cash	(10,931)	372,457
Cash, cash equivalents and restricted cash, beginning of period	316,827	250,632
Cash, cash equivalents and restricted cash, end of period	$305,896	$623,089

	Three Months Ended March 31,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$305,896	$611,970
Restricted cash, non-current	—	11,119
Total cash, cash equivalents and restricted cash	$305,896	$623,089

Supplemental disclosure of cash flow information:
Interest paid	$442	$41
Income taxes (refunded) paid, net	$—	$(49)
Supplemental disclosure of non-cash investing and financing information:
Increase in other current assets for the sale of assets held for sale	$12,098	$—
Purchases of property and equipment included in accounts payable	$1,061	$2,081

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Nature of the Business
Nature of the Business
NeoGenomics, Inc., a Nevada corporation (the “Company,” or “NeoGenomics”), and its subsidiaries, operate as a certified, high complexity clinical laboratory in accordance with the federal government’s CLIA, as amended, and is dedicated to the delivery of clinical diagnostic services to pathologists, oncologists, urologists, hospitals, and other laboratories as well as providing clinical trial services to pharmaceutical firms.
COVID-19 Pandemic Update
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and the disease has since spread across the world, including the United States (“U.S.”). In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The outbreak of the pandemic is materially adversely affecting the Company’s employees, patients, communities, and business operations, as well as the U.S. economy and financial markets. The impact from the COVID-19 pandemic, including recent COVID-19 variants, and the related disruptions had a significant adverse impact on the Company’s results of operations, volume growth rates and test volumes in 2020, 2021, and the first quarter of 2022. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national, and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition, and cash flows may continue to be materially adversely affected, particularly if the pandemic continues to persist for a significant amount of time.
The Company anticipates that the cash on hand, marketable securities, and expected cash collections are sufficient to fund near-term capital and operating needs for at least the next 12 months.
At the end of the first quarter 2021, due to the broad roll-out of the COVID-19 vaccine and a sharp decline in COVID-19 polymerase chain reaction (“PCR”) testing demand, the Company made the decision to exit COVID-19 PCR testing and the Company recorded a $6.1 million expense related to the exit from COVID-19 PCR testing. This amount consisted of write-offs of $5.3 million for all remaining COVID-19 PCR testing inventory recorded to cost of revenue and $0.8 million for all remaining COVID-19 PCR testing laboratory equipment recorded to general and administrative expenses on the Consolidated Statements of Operations for the three months ended March 31, 2021. There were no such amounts recorded for the three months ended March 31, 2022.
Coronavirus Aid, Relief and Economic Security Act
The Federal government passed legislation that the President of the United States signed into law on March 27, 2020, known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020. Fifty percent of the deferred amount was due on December 31, 2021 and the remaining 50% is due on December 31, 2022. As of March 31, 2022 and December 31, 2021 the total accrued deferred social security taxes related to the CARES Act was $3.0 million. This amount was recorded in accrued expenses and other liabilities on the Consolidated Balance Sheets.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim Consolidated Financial Statements are unaudited and have been prepared in accordance with GAAP for interim financial information. All intercompany transactions and balances have been eliminated in the accompanying Consolidated Financial Statements.
The accounting policies of the Company are the same as those set forth in Note 2. Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except for new accounting standards discussed under Recent Accounting Pronouncements.
Unaudited Interim Financial Information
Certain information and footnote disclosures normally included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in these accompanying interim Consolidated Financial Statements and footnotes. Accordingly, the accompanying interim unaudited Consolidated Financial Statements included herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company owned 43,560 square feet of its Carlsbad, California facility. During the third quarter of 2021, the Company committed to selling this property and the associated land and concluded that these assets met the held for sale criteria. As of December 31, 2021, $10.1 million was recorded as assets held for sale within current assets on the Consolidated Balance Sheets for this property and associated land and reflected its carrying value which was lower than its fair value less costs to sell. The Company sold this property and associated land for proceeds of $12.1 million, net of closing costs, on March 31, 2022 and recorded a receivable for this amount in other current assets on the Consolidated Balance Sheets at March 31, 2022. The Company recognized a net gain on the sale of this property and associated land of $2.0 million in general and administrative expenses on the Consolidated Statements of Operations.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel in the Clinical Services segment. Advertising costs are expensed at the time they are incurred and are deemed immaterial for the three months ended March 31, 2022 and 2021.
Recent Accounting Pronouncements
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). This update requires business entities to disclose information annually about certain government assistance they receive. Such annual disclosure requirements include the nature of the transactions and the related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions. ASU 2021-10 is effective for annual periods beginning after December 15, 2021, with early adoption permitted. ASU 2021-10 should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company will adopt this new accounting standard in its Annual Report on Form 10-K for the year ended December 31, 2022 and does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This update amends guidance to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. ASU 2021-08 is effective for fiscal years beginning

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted including adoption in an interim period. If the Company early adopts in an interim period, the Company is required to apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating its adoption date of this standard and the impact of the standard on its Consolidated Financial Statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) which provides for temporary optional expedients and exceptions to the current guidance on certain contract modifications and hedging relationships to ease the burdens related to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) or other reference rates to alternative reference rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2020-04 was effective beginning on March 12, 2020 and may be applied prospectively to such transactions through December 31, 2022 and ASU 2021-01 was effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to such transactions through December 31, 2022. The Company will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. As of March 31, 2022, there was no impact to the Company’s Consolidated Financial Statements related to ASU 2020-04 or ASU 2021-01.

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
The acquisition of Trapelo was determined to be a business combination and has been accounted for using the acquisition method. The purchase price and purchase price allocation were based upon management’s best estimates and assumptions and are considered final as of March 31, 2022. The following table summarizes the purchase consideration recorded for the acquisition of Trapelo, the fair value of the net assets acquired and liabilities assumed, and the calculation of goodwill based on the excess of the consideration transferred over the fair value of the net assets acquired and liabilities assumed at the Trapelo Acquisition Date (in thousands, except per share data):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The goodwill recognized, all of which was assigned to the Clinical Services segment, was primarily attributable to expected synergies of the combined businesses and the acquisition of an assembled workforce knowledgeable of the healthcare and information technology industries. None of the goodwill resulting from the acquisition of Trapelo is expected to be deductible for income tax purposes.
The results of operations of Trapelo are included in the Company’s unaudited Consolidated Financial Statements beginning on the Trapelo Acquisition Date. No pro forma information has been included relating to the Trapelo acquisition, as this acquisition was not deemed to be material to the Company’s revenue or net loss on a pro forma basis.
Inivata Limited
On June 18, 2021 (the “Inivata Acquisition Date”), the Company completed the acquisition of the remaining equity interests in Inivata Limited, a private limited company incorporated in England and Wales (“Inivata”). Inivata is a global, commercial stage, liquid biopsy platform company. The acquisition follows a $25.0 million minority equity investment by the Company in Series C1 Preference Shares (the “Preference Shares” or “previously-held equity interest”) in Inivata in May 2020, at which time the Company also acquired a fixed price option to purchase the remainder of equity interests in Inivata for $390.0 million (the “Purchase Option”). The Company and Inivata also entered into a line of credit agreement in the amount of $15.0 million (the “Line of Credit”) in May 2020. In the first quarter of 2021, prior to the Inivata Acquisition Date, an observable transaction of an identical investment in Inivata Preference Shares occurred which resulted in a remeasurement of the Preference Shares to the value of this observable transaction. The Company recorded a net unrealized loss of $5.0 million on investment in non-consolidated affiliate for this remeasurement for the three months ended March 31, 2021 in other expense (income), net on the Consolidated Statements of Operations.
The Inivata acquisition adds liquid biopsy platform technology, including minimal residual disease testing capabilities, to the Company’s comprehensive portfolio of oncology testing solutions. The purchase price consisted of cash consideration of

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
$398.6 million, which included a net adjustment of $8.6 million for estimated cash on hand of Inivata and other adjustments on the Inivata Acquisition Date, and was funded through cash on hand and a private placement of equity.
Prior to the acquisition of the remaining equity interests in Inivata, the Company accounted for its previously-held equity interest and the Purchase Option in Inivata as equity securities without a readily determinable fair value. The equity interests were recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Therefore, the Company’s acquisition of control of Inivata on the Inivata Acquisition Date was accounted for as a business combination achieved in stages under the acquisition method. Accordingly, the Company used a discounted cash flow to derive a business enterprise value of Inivata in order to determine the acquisition-date fair value of the Company’s previously-held equity interest and Purchase Option in Inivata. To determine the fair value of the previously-held equity interest, the fair value of Inivata’s total equity was allocated to its various classes of equity based on the respective rights and privileges of each class of stock in liquidation. The business enterprise value and a Black-Scholes model were then used to determine the fair value of the remaining equity acquired through the exercise of the Purchase Option. The Purchase Option was recorded at the fair value at the Inivata Acquisition Date based on its settlement value. This resulted in fair values of $64.9 million in Preference Shares and a $74.3 million Purchase Option, immediately prior to the acquisition. On the Inivata Acquisition Date, the $10.3 million outstanding under the Line of Credit extended by the Company to Inivata was effectively settled as part of the acquisition of Inivata at the $15.0 million principal amount and was recorded as part of the consideration transferred in the acquisition. The Company recorded a gain on investment in and loan receivable from non-consolidated affiliate, net, within the Company’s Consolidated Statements of Operations of $109.3 million for the year ended December 31, 2021 for the excess of the acquisition-date fair value of the Company’s previously-held equity interest, Purchase Option, and Line of Credit over their carrying values.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 18, 2021 (as initially reported)	Measurement Period Adjustments	June 18, 2021 (as adjusted)
Fair value of business combination:
Cash paid at closing	$398,594	$—	$398,594
Fair value of Line of Credit	15,000	—	15,000
Fair value of consideration transferred	$413,594	$—	$413,594
Fair value of previously-held equity interest(1)	62,919	1,987	64,906
Fair value of Purchase Option(1)	58,537	15,763	74,300
Total fair value of business combination	$535,050	$17,750	$552,800

Allocation of the fair value business combination:
Cash	$14,068	$—	$14,068
Other current assets(2)	5,366	345	5,711
Property and equipment	1,753	—	1,753
Identifiable intangible assets - developed technology(1)	302,982	(11,796)	291,186
Identifiable intangible assets - trademarks(1)	31,700	(226)	31,474
Identifiable intangible asset - trade name(1)	2,322	253	2,575
Other long-term assets	6,240	—	6,240
Total identifiable assets acquired	364,431	(11,424)	353,007
Current liabilities	(4,241)	(1,650)	(5,891)
Deferred income tax liabilities(3)	(64,680)	3,686	(60,994)
Other long-term liabilities	(4,690)	—	(4,690)
Net identifiable assets acquired	290,820	(9,388)	281,432
Goodwill	244,230	27,138	271,368
Total fair value of business combination	$535,050	$17,750	$552,800

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
The goodwill recognized, of which $238.4 million and $33.0 million was assigned to the Clinical Services and Pharma Services segments, respectively, was primarily attributable to expected synergies of the combined businesses and the acquisition of an assembled workforce knowledgeable of liquid biopsy technology for oncology testing. The recording of amortizable intangibles has given rise to a deferred tax liability upon the acquisition of Inivata which increased goodwill by $61.0 million. None of the goodwill resulting from the acquisition of Inivata is expected to be deductible for income tax purposes.
The following unaudited pro forma information and has been provided for illustrative purposes only and is not necessarily indicative of results that would have occurred had the acquisition of Inivata occurred on January 1, 2020, nor are they necessarily indicative of future results (in thousands):

Three Months Ended March 31, 2021
(unaudited)
Net revenue	$115,452
Net loss	$(27,895)

These unaudited pro forma results represent the combined results of operations of the Company and Inivata, on an unaudited pro forma basis, for the period in which the acquisition of Inivata occurred and the prior reporting period as though the companies had been combined as of the beginning of the earliest period presented. Therefore, the unaudited pro forma consolidated results have been prepared by adjusting the Company’s historical results to include the acquisition of Inivata as if it occurred on January 1, 2020. These unaudited pro forma consolidated historical results exclude $5.0 million of unrealized loss on investment in non-consolidated affiliate recorded in other expense (income), net on the Consolidated Statements of Operations for the three months ended March 31, 2021.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of March 31, 2022 and December 31, 2021.

	March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$51,190	$—	$(610)	$50,580
Yankee bonds	8,031	—	(76)	7,955
Agency bonds	7,020	—	(49)	6,971
Municipal bonds	12,403	—	(711)	11,692
Commercial paper	9,185	—	—	9,185
Asset-backed securities	28,364	—	(311)	28,053
Corporate bonds	62,615	1	(1,518)	61,098
Total	$178,808	$1	$(3,275)	$175,534

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$52,791	$11	$(138)	$52,664
Yankee bonds	6,175	1	(16)	6,160
Agency bonds	17,546	—	(16)	17,530
Municipal bonds	12,440	—	(211)	12,229
Commercial paper	17,694	—	(4)	17,690
Asset-backed securities	27,620	1	(86)	27,535
Corporate bonds	65,198	9	(452)	64,755
Total	$199,464	$22	$(923)	$198,563

The Company had $0.4 million and $0.6 million of accrued interest receivable at March 31, 2022 and December 31, 2021, respectively, included in other current assets on its Consolidated Balance Sheets related to its marketable securities. There were no realized gains or losses on marketable securities for the three months ended March 31, 2022. Realized gains or losses on marketable securities for the three months ended March 31, 2021 were immaterial.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at March 31, 2022 and December 31, 2021.

	March 31, 2022
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$38,899	$11,681	$—	$50,580
Yankee bonds	6,103	1,852	—	7,955
Agency bonds	6,971	—	—	6,971
Municipal bonds	—	11,692	—	11,692
Commercial paper	9,185	—	—	9,185
Asset-backed securities	23,250	4,803	—	28,053
Corporate bonds	23,984	37,114	—	61,098
Total	$108,392	$67,142	$—	$175,534

	December 31, 2021
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$22,550	$30,114	$—	$52,664
Yankee bonds	4,150	2,010	—	6,160
Agency bonds	14,041	3,489	—	17,530
Municipal bonds	—	12,229	—	12,229
Commercial paper	17,690	—	—	17,690
Asset-backed securities	20,868	6,667	—	27,535
Corporate bonds	25,412	39,343	—	64,755
Total	$104,711	$93,852	$—	$198,563

The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of March 31, 2022 and December 31, 2021.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$246,906	$—	$—	$246,906
Commercial paper	—	27,664	—	27,664
Marketable securities:
U.S. Treasury securities	50,580	—	—	50,580
Yankee bonds	7,955	—	—	7,955
Agency bonds	6,971	—	—	6,971
Municipal bonds	11,692	—	—	11,692
Commercial paper	—	9,185	—	9,185
Asset-backed securities	—	28,053	—	28,053
Corporate bonds	—	61,098	—	61,098
Total	$324,104	$126,000	$—	$450,104

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$254,157	$—	$—	$254,157
Commercial paper	—	22,491	—	22,491
Marketable securities:
U.S. Treasury securities	52,664	—	—	52,664
Yankee bonds	6,160	—	—	6,160
Agency bonds	17,530	—	—	17,530
Municipal bonds	12,229	—	—	12,229
Commercial paper	—	17,690	—	17,690
Asset-backed securities	—	27,535	—	27,535
Corporate bonds	—	64,755	—	64,755
Total	$342,740	$132,471	$—	$475,211

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three months ended March 31, 2022 and March 31, 2021.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, are considered reasonable estimates of their respective fair values at March 31, 2022 and December 31, 2021 due to their short-term nature.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill, and long-lived assets in connection with periodic evaluations for potential impairment. The Company estimates the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.
Note 5. Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2022 (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2022	December 31, 2021
Clinical Services	$462,603	$462,603
Pharma Services	64,512	64,512
Total	$527,115	$527,115
Intangible assets consisted of the following (in thousands):

		March 31, 2022
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$48,228	$94,873
Developed Technology	10 - 15	310,226	17,127	293,099
Marketing Assets	4	549	135	414
Trademarks	15	31,473	1,649	29,824
Trade Name	5	2,584	406	2,178
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$67,545	$433,835

		December 31, 2021
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$45,756	$97,345
Developed Technology	10 - 15	310,226	11,798	298,428
Marketing Assets	4	549	100	449
Trademarks	15	31,473	1,125	30,348
Trade Name	5	2,584	276	2,308
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$59,055	$442,325

The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarizes the amortization expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization of intangibles included in cost of revenue	$4,853	$—
Amortization of intangibles included in general and administrative expenses	3,637	2,458
Total amortization of intangibles	$8,490	$2,458
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of March 31, 2022 is as follows (in thousands):

Remainder of 2022	$25,389
2023	33,899
2024	33,899
2025	33,798
2026	33,485
Thereafter	259,918
Total	$420,388

Note 6. Debt
2028 Convertible Senior Notes

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On January 11, 2021, the Company completed the sale of $345.0 million of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended December 31, 2021. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the first quarter of 2022. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2022. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the second quarter of 2022. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $12.15 on March 31, 2022.
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,400 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2022. The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $6,700 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2021. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
At March 31, 2022, the estimated fair values (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $231.4 million. At December 31, 2021, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $297.6 million.
2025 Convertible Senior Notes
On May 4, 2020, the Company completed the sale of $201.3 million of Convertible Senior Notes with a stated interest rate of 1.25% and a maturity date of May 1, 2025 (the “2025 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended December 31, 2021. Based on the terms of the 2025 Convertible Notes, the holders could not have converted all or a portion of their 2025 Convertible Notes in the first quarter of 2022. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2022. Based on the terms of the 2025 Convertible Notes, the holders cannot convert all or a portion of their 2025 Convertible Notes in the second quarter of 2022. The value of the 2025 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $12.15 on March 31, 2022.
The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $0.04 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2022. The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $0.04 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2021. The effective interest rate on the 2025 Convertible Notes is 1.96%, which includes the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
At March 31, 2022, the estimated fair values (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $176.1 million. At December 31, 2021, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $238.9 million.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 7. Stock-Based Compensation
The Company recorded approximately $12.1 million and $2.7 million for stock-based compensation in general and administrative expenses on the Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, respectively.
Stock Options
A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	2,961,195	$25.46
Options granted	1,218,481	$25.03
Less:
Options exercised	471,609	$13.70
Options forfeited	747,269	$29.56
Options outstanding at March 31, 2022	2,960,798	$26.11
Exercisable at March 31, 2022	1,343,021	$19.37
The fair value of each stock option award granted during the three months ended March 31, 2022 was estimated as of the grant date using a Black-Scholes model with the following weighted average assumptions:

Three Months Ended March 31, 2022
Expected term (in years)	4 - 5.5
Risk-free interest rate (%)	1.6%
Expected volatility (%)	42% - 49%
Dividend yield (%)	—
Weighted average grant date fair value per share	$9.98

As of March 31, 2022, there was approximately $12.5 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 2.2 years.
Restricted Stock Awards
A summary of the restricted stock activity under the Company’s plans for the three months ended March 31, 2022 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	851,403	$36.00
Granted	516,014	$25.67
Vested	(171,687)	$35.13
Forfeited	(357,205)	$30.71
Nonvested at March 31, 2022	838,525	$32.07
As of March 31, 2022, there was approximately $19.1 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 2.0 years.
Modification of Stock Option and Restricted Stock Awards
In the three months ended March 31, 2022, upon the Chief Executive Officer’s departure from the Company and in accordance with the terms of the Chief Executive Officer’s separation agreement, 237,960 previously granted time-based vesting stock option awards and 142,302 previously granted time-vesting restricted stock awards accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as a modification, and recognized $5.9 million of incremental stock-based compensation which consisted of $2.3 million and $3.6 million for the acceleration of stock option awards and restricted stock awards, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the three months ended March 31, 2022.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 8. Revenue Recognition
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
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2022	December 31, 2021
Current pharma contract assets (1)	$1,643	$1,738
Long-term pharma contract assets (2)	261	236
Total pharma contract assets	$1,904	$1,974

Current pharma capitalized commissions (1)	$168	$109
Long-term pharma capitalized commissions (2)	972	882
Total pharma capitalized commissions	$1,140	$991

Current pharma contract liabilities	$6,119	$5,192
Long-term pharma contract liabilities (3)	1,081	917
Total pharma contract liabilities	$7,200	$6,109
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
Revenue recognized for the three months ended March 31, 2022 and 2021 related to Pharma contract liability balances outstanding at the beginning of the period was $3.1 million was $2.7 million, respectively. Amortization of capitalized commissions for the three months ended March 31, 2022 and 2021 was $0.1 million and $0.2 million, respectively.
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
The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

	Three Months Ended March 31,
	2022	2021
Clinical Services:
Client direct billing	$65,014	$60,709
Commercial Insurance	18,288	18,574
Medicare and Medicaid	15,465	17,150
Self-Pay	24	54
Total Clinical Services	$98,791	$96,487
Pharma Services:	18,378	19,046
Total Revenue	$117,169	$115,533

Note 9. Income Taxes
At the end of each interim period, management estimates the annual effective tax rate based on forecasted pre-tax results of the Company’s global operations and applies such rate to its ordinary quarterly earnings to calculate income tax expense related to ordinary income. The tax effects of items significant, unusual and infrequent in nature are discretely calculated and recognized

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
in the period during which they occur. These discrete items often relate to changes in tax laws, excess tax benefits/deficiencies related to share-based compensation or adjustments to previously reported tax expense/benefits.
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
A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Cumulative loss in recent years is commonly defined as a three-year cumulative loss position. As of March 31, 2022, the Company’s U.S. ongoing operations were in a three-year cumulative loss position. Management determined that sufficient objectively verifiable positive evidence did not exist to overcome the negative evidence of the Company’s U.S. cumulative loss position. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three months ended March 31, 2022, includes the unfavorable impact of a valuation allowance against the Company’s deferred income tax assets expected to be created in 2022 for additional U.S. net operating loss and tax credit carryforwards.
Note 10. Net Loss Per Share
The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if the 2028 Convertible Notes and 2025 Convertible Notes were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of the Company’s common stock. The potential dilution from conversion of the 2028 Convertible Notes and 2025 Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of the Company’s common stock issuable upon conversion of the 2028 Convertible Notes and the 2025 Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the 2028 Convertible Notes and the 2025 Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).
The following table shows the calculations (in thousands, except net loss per share amounts):

	Three Months Ended March 31,
	2022	2021
NET LOSS	$(49,408)	$(22,114)

Basic weighted average shares outstanding	123,630	116,199
Diluted weighted average shares outstanding	123,630	116,199

Basic net loss per share	$(0.40)	$(0.19)
Diluted net loss per share	$(0.40)	$(0.19)

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	467	2,418
Restricted stock awards	137	216
2025 Convertible Notes	5,538	5,538
2028 Convertible Notes	5,215	4,868

In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $29.3 million. The potential effect of the Capped Call Transactions were excluded from the calculation of diluted net loss per share in the three months ended March 31, 2022 as the Company’s closing price on March 31, 2022 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net loss per share as they are anti-dilutive.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11. Commitments and Contingencies
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
Regulatory Matter
With the assistance of outside counsel, the Company is voluntarily conducting an internal investigation that focuses on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s review of this matter is ongoing. The Company has a reserve of $11.2 million in other long-term liabilities as of March 31, 2022 and December 31, 2021 on the Consolidated Balance Sheets for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the ongoing investigation and interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. At this time, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.

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

Note 13. Segment Information
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
The following table summarizes the segment information (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenues:
Clinical Services	$98,791	$96,487
Pharma Services	18,378	19,046
Total revenue	117,169	115,533

Cost of revenue:
Clinical Services(1)	65,267	61,565
Pharma Services(2)	13,670	12,394
Total cost of revenue	78,937	73,959

Gross Profit:
Clinical Services	33,524	34,922
Pharma Services	4,708	6,652
Total gross profit	38,232	41,574

Operating expenses:
General and administrative	66,248	40,476
Research and development	7,713	2,456
Sales and marketing	16,299	13,749
Total operating expenses	90,260	56,681
Loss from operations	(52,028)	(15,107)
Interest (income) expense, net	1,301	1,177
Other (income) expenses, net	(168)	4,854
Loss before taxes	(53,161)	(21,138)
Income tax (benefit) expense	(3,753)	976
Net loss	$(49,408)	$(22,114)
(1) Clinical Services cost of revenue includes $4.3 million of amortization of acquired Inivata developed technology for the three months ended March 31, 2022. Clinical Services cost of revenue includes write-offs of $5.3 million for COVID-19 PCR testing inventory for the three months ended March 31, 2021.
(2) Pharma Services cost of revenue for the three months ended March 31, 2022 includes $0.6 million of amortization of acquired Inivata developed technology intangible assets. There were no such amounts for the three months ended March 31, 2021.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with its subsidiaries as “NeoGenomics,” “we,” “us,” “our” or the “Company” in this Quarterly Report) is the registrant for SEC reporting purposes. Our common stock is listed on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “NEO”.
Introduction
The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included herein. The information contained below includes statements of the Company’s or management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Quarterly Report on Form 10-Q under the caption “Forward-Looking Statements,” which information is incorporated herein by reference.
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
The impact from the COVID-19 pandemic and the related disruptions have had a significant adverse impact on our results of operations, volume growth rates and test volumes in 2021 and the first quarter of 2022. Demand may fluctuate depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business disruption, reduced revenues and a decreased number of tests, any of which could materially affect our business, financial condition, and results of operations.
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
For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to the Company’s Form 10-K under Item 1A, “Risk Factors” for the year ended December 31, 2021, as filed with the SEC on February 25, 2022, and in Part II, Item 1A. “Risk Factors” in the Quarterly Report on Form 10-Q.
Overview
We operate a network of cancer-focused testing laboratories in the United States, Europe and Asia. Our mission is to improve patient care through exceptional cancer-focused testing services. Our vision is to be the world’s leading cancer testing and information company by delivering uncompromising quality, exceptional service and innovative solutions.
As of March 31, 2022, the Company operates CAP accredited and CLIA certified laboratories in Fort Myers and Tampa, Florida; Aliso Viejo, Carlsbad and San Diego, California; Research Triangle Park, North Carolina; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; and Phoenix, Arizona; and CAP accredited laboratories in Cambridge, United Kingdom; Rolle, Switzerland; and Singapore. We currently offer the following types of testing services:
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
We are a leading provider of Molecular and NGS testing. These tests are interpreted by NeoGenomics’ team of Molecular experts and are often ordered in conjunction with other testing modalities. NGS panels are one of our fastest growing testing areas and clients can often receive a significant amount of biomarker information from very limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. We have one of the broadest Molecular menus in the industry and our targeted NeoTYPE panels include genes relevant to a particular cancer type, as well as other complementary tests such as IHC and FISH. In addition, we offer molecular-only NGS targeted and comprehensive panels which combine DNA and RNA into a single work stream in order to report a full spectrum of genomic alterations, including mutation, fusions, copy number variations, and gene expression. This comprehensive menu means that NeoGenomics can be a “one-stop shop” for our clients who can get all of

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

their oncology testing needs satisfied by our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. The acquisition of Inivata provided us with oncology Liquid Biopsy technology capabilities. InVisionFirst®-Lung is a highly sensitive, targeted plasma-based assay for patients with non-small cell lung cancer, and RaDaR™ is an industry-leading liquid biopsy assay designed to detect residual disease and recurrence in plasma samples from patients with solid tumor malignancies. We expect our Molecular laboratory and NGS capabilities to be a key growth driver in the coming years.
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
We believe that we are well positioned to service Pharma sponsors across the full continuum of the drug development process. Our Pharma Services team can work with them during the basic research and development phase as compounds come out of translational research departments as well as work with clients from Phase 1 clinical trials through Phases II and III as the sponsors work to prove the efficacy of their drugs. The laboratory biomarker tests that are developed during this process may become companion diagnostic (“CDx”) tests, that will be used on patients to determine if they could respond to a certain therapy. We are able to offer these CDx tests to the market immediately after FDA approval as part of our Day 1 readiness program. This ability helps to speed the commercialization of a drug and can enable Pharma sponsors to reach patients through our broad distribution channel in the Clinical Services segment.
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
Competitive Strengths
In addition to the competitive strengths discussed below, we believe that our superior testing technologies and instrumentation, laboratory information system, client education programs, and broad domestic and growing international presence also differentiate NeoGenomics from its competitors.
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
World-class Medical and Scientific Team
Our team of medical professionals and PhDs are specialists in the field of genetics, oncology and pathology. As of March 31, 2022, we employed or contracted with approximately 130 MDs and PhDs. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories. Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases. For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to pharmaceutical companies.
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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021
The following table presents the Consolidated Statements of Operations as a percentage of net revenue:

	Three Months Ended March 31,
	2022	2021
Net revenue	100.0%	100.0%
Cost of revenue(1)	67.4%	64.0%
Gross Profit	32.6%	36.0%
Operating expenses:
General and administrative	56.5%	35.1%
Research and development	6.6%	2.1%
Sales and marketing	13.9%	11.9%
Total operating expenses	77.0%	49.1%
Loss from operations	(44.4)%	(13.1)%
Interest (income) expense, net	1.1%	1.0%
Other (income) expenses, net	(0.1)%	4.2%
Loss before taxes	(45.4)%	(18.3)%
Income tax (benefit) expense	(3.2)%	0.8%
Net loss	(42.2)%	(19.1)%
 (1) Cost of revenue for the three months ended March 31, 2022 includes $4.9 million of amortization of acquired Inivata developed technology intangible assets. Cost of revenue for the three months ended March 31, 2021 includes write-offs of $5.3 million for COVID-19 PCR testing inventory.
Clinical and Pharma Services net revenues for the periods presented are as follows ($ in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net revenue:
Clinical Services	$98,791	$96,487	$2,304	2.4%
Pharma Services	18,378	19,046	(668)	(3.5)%
Total revenue	$117,169	$115,533	$1,636	1.4%
Revenue
Consolidated revenues increased $1.6 million, or 1.4%, year-over-year. Clinical Services revenue for the three months ended March 31, 2022 increased $2.3 million, when compared to the same period in 2021. Increases in Clinical Services revenue were due to increases in testing volume and average unit price.
Pharma Services revenue for the three months ended March 31, 2022 decreased $0.7 million, compared to the same period in 2021 driven by higher testing volumes that occurred in March of 2021. Our backlog of signed contracts has continued to grow from $267 million as of December 31, 2021 to $282 million as of March 31, 2022. We define backlog as the stated amount of signed contracts less dormant contracts with no activity for twelve months, contingencies and cancellations.
Cost of Revenue and Gross Profit
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated cost of revenue and gross profit metrics are as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021	% Change
Cost of revenue:
Clinical Services(3)	$65,267	$61,565	6.0%
Pharma Services	13,670	12,394	10.3%
Total cost of revenue	$78,937	$73,959	6.7%
Cost of revenue as a % of revenue	67.4%	64.0%

Gross profit:
Clinical Services	$33,524	$34,922	(4.0)%
Pharma Services	4,708	6,652	(29.2)%
Total gross profit	$38,232	$41,574	(8.0)%
Gross profit margin	32.6%	36.0%
(3) Clinical Services cost of revenue for the three months ended March 31, 2022 includes $4.3 million of amortization of acquired Inivata developed technology intangible assets. Clinical Services cost of revenue for the three months ended March 31, 2021 write-offs of $5.3 million for COVID-19 PCR testing inventory. Pharma Services cost of revenue for the three months ended March 31, 2022 includes $0.6 million of amortization of acquired Inivata developed technology intangible assets.
Consolidated cost of revenue increased for the three months ended March 31, 2022 when compared to the same period in 2021 due to amortization of acquired Inivata developed technology intangible assets of $4.9 million and higher payroll and payroll-related costs. These increases in cost of revenue were partially offset by the first quarter of 2021 including write-offs of $5.3 million for inventory due to the exit from COVID-19 PCR testing whereas there were no such inventory write-offs in the first quarter of 2022.
Gross profit margin for the three months ended March 31, 2022 was 32.6% compared to 36.0% in the same period of 2021. This 3.4% decrease is primarily due to amortization of acquired Inivata developed technology intangible assets of $4.9 million and the fixed nature of many of our laboratory costs.
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
Consolidated general and administrative expenses are as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
General and administrative	$66,248	$40,476	$25,772	63.7%
As a % of revenue	56.5%	35.1%

General and administrative expenses increased $25.8 million for the three months ended March 31, 2022, when compared to the same periods in 2021. This increase was partially due to an increase in non-cash stock-based compensation expenses of $9.5 million, which included incremental stock-based compensation of $5.9 million for the acceleration of stock option and restricted stock awards upon the Chief Executive Officer’s departure in the first quarter of 2022, and also due to $1.6 million of severance costs related to the Chief Executive Officer’s departure. In addition, the increase reflects the addition of general and administrative expenses for the Inivata and Trapelo Health subsidiaries which were acquired in the second quarter of 2021, higher payroll and payroll-related costs to support our strategic growth initiatives, and an increase in professional fees.
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, including payroll and payroll related costs, maintenance of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Research and development	$7,713	$2,456	$5,257	214.0%
As a % of revenue	6.6%	2.1%

Research and development expenses increased $5.3 million for the three months ended March 31, 2022 when compared to the same period in 2021. This increase reflects the addition of research and development expenses for the Inivata subsidiary which was acquired in the second quarter of 2021.
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
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$16,299	$13,749	$2,550	18.5%
As a % of revenue	13.9%	11.9%

Sales and marketing expenses increased $2.6 million for the three months ended March 31, 2022, when compared to the same period in 2021. This increase primarily reflects an increase in payroll and payroll-related costs due to the expansion of our sales team and continued investment in marketing.
We expect higher commissions expense in the coming quarters as our sales representatives continue generating new business in both of our business segments. We expect our sales and marketing expenses over the long term to align with changes in revenue.
Interest Expense, net
Net interest expense was flat for the three months ended March 31, 2022, compared to the same period in 2021. Interest expense reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually. For further details regarding the convertible notes, please refer to Note 6. Debt, in the accompanying notes to the unaudited Consolidated Financial Statements.
Loss Per Share
The following table provides consolidated net loss for each period along with the computation of basic and diluted net loss per share for the three months ended March 31, 2022 and 2021 (in thousands, except net loss per share data):

	Three Months Ended March 31,
	2022	2021
NET LOSS	$(49,408)	$(22,114)

Basic weighted average shares outstanding	123,630	116,199
Diluted weighted average shares outstanding	123,630	116,199

Basic net loss per share	$(0.40)	$(0.19)
Diluted net loss per share	$(0.40)	$(0.19)

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Measures
Use of Non-GAAP Financial Measures
In order to provide greater transparency regarding our operating performance, the financial results and financial guidance include the use of certain non-GAAP financial measures that involve adjustments to GAAP results. Non-GAAP financial measures exclude certain income and/or expense items that management believes are not directly attributable to the Company’s core operating results and/or certain items that are inconsistent in amounts and frequency, making it difficult to perform a meaningful evaluation of our current or past operating performance. Management believes that the presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors by facilitating the analysis of the Company’s core test-level operating results across reporting periods and when comparing those same results to those published by our peers. These non-GAAP financial measures may also assist investors in evaluating future prospects. Management also uses non-GAAP financial measures for financial and operational decision making, planning and forecasting purposes and to manage the business. These non-GAAP financial measures do not replace the presentation of financial information in accordance with U.S. GAAP financial results, should not be considered measures of liquidity, and are unlikely to be comparable to non-GAAP financial measures used by other companies.
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income from continuing operations before: (i) interest expense, (ii) tax (benefit) or expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation expense, and, if applicable in a reporting period, (v) acquisition and integration related expenses, (vi) write-off of COVID-19 PCR testing inventory and equipment, and (vii) other significant or non-operating (income) or expenses, net.
The following is a reconciliation of GAAP net (loss) income to Non-GAAP EBITDA and Adjusted EBITDA for the three months ended March 31, 2022:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss (GAAP)	$(49,408)	$(22,114)
Adjustments to net loss:
Interest expense, net	1,301	1,177
Income tax (benefit) expense	(3,753)	976
Depreciation	8,395	6,680
Amortization of intangibles	8,490	2,458
EBITDA (non-GAAP)	$(34,975)	$(10,823)
Further adjustments to EBITDA:
Acquisition and integration related expenses	1,030	814
Write-off of COVID-19 PCR testing inventory and equipment	—	6,061
Non-cash stock-based compensation expense	12,103	2,653
Other significant (income) expenses, net (1)	2,831	5,481
Adjusted EBITDA (non-GAAP)	$(19,011)	$4,186
(1) For the three months ended March 31, 2022, other significant (income) expenses, net, includes a gain on the sale of a building, fees related to the regulatory matter, CEO transition costs, and other non-recurring items. For the three months ended March 31, 2021, other significant non-recurring (income) expenses, net, includes unrealized loss on investment in non-consolidated affiliate, CEO transition costs, and other non-recurring items.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the three months ended March 31, 2022 and 2021 as well balances of cash and cash equivalents and working capital:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(29,040)	$2,210
Investing activities	12,052	(154,688)
Financing activities	6,057	524,935
Net change in cash, cash equivalents and restricted cash	(10,931)	372,457
Cash, cash equivalents and restricted cash, beginning of period	$316,827	$250,632
Cash, cash equivalents and restricted cash, end of period	$305,896	$623,089
Working Capital (1), end of period	$569,030	$874,982
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
During the three months ended March 31, 2022, cash used in operating activities was $29.0 million compared to $2.2 million of cash provided by operating activities in the same period in 2021. This $31.3 million decrease was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, and other non-cash charges) which resulted in $21.6 million of higher cash used by operating activities year-over-year, as well as a $9.7 million year-over-year increase in cash used to fund net operating assets. The increase in cash used by operating activities in the three months ended March 31, 2022 compared to the same period in 2021 reflects cash used to fund the operating activities of our Inivata and Trapelo Health subsidiaries which were acquired in the second quarter of 2021, higher payroll and payroll-related costs to support our strategic growth initiatives, and an increase in professional fees.
Cash Flows from Investing Activities
During the three months ended March 31, 2022, cash provided by investing activities was $12.1 million compared to $154.7 million of cash used in investing activities in the same period in 2021. This change was primarily due to a $121.6 million decrease in purchases of marketable securities year-over-year.
Cash Flows from Financing Activities
During the three months ended March 31, 2022, cash provided by financing activities was $6.1 million compared to $524.9 million in the same period in 2021. The cash provided by financing activities during the three months ended March 31, 2022 consisted of $6.4 million for the net issuance of common stock partially offset by $0.3 million used for the repayment of equipment financing obligations. The primary reason for the decrease in cash provided by financing activities year-over-year was that there were no convertible debt or equity offerings in the three months ended March 31, 2022. Comparatively, the three months ended March 31, 2021 had convertible debt net proceeds of $334.4 million and equity offering net proceeds of $218.3 million, partially offset by $29.3 million of premiums paid for capped call confirmations.
Liquidity Outlook
We had $305.9 million in unrestricted cash and cash equivalents as of March 31, 2022 in addition to $175.5 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities and cash collections are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital and capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
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
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2022 will be in the range of $25.0 million to $35.0 million. During the three months ended March 31, 2022, we purchased, with cash, approximately $8.2 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash and financing.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Please refer to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 2. Summary of Significant Accounting Policies, in the accompanying notes to the unaudited Consolidated Financial Statements for a complete description of our significant accounting policies.

NEOGENOMICS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks, including changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
In May 2020, we issued $201.3 million aggregate principal amount of the 2025 Convertible Notes. The 2025 Convertible Notes have a fixed annual interest rate of 1.25%; therefore, we do not have economic interest rate exposure with respect to the 2025 Convertible Notes. In January 2021, we issued $345.0 million aggregate principal amount of the 2028 Convertible Notes. The 2028 Convertible Notes have a fixed annual interest rate of 0.25%; therefore, we do not have economic interest rate exposure with respect to the 2028 Convertible Notes. However, the fair value of the 2025 Convertible Notes and 2028 Convertible Notes is exposed to interest rate risk. Generally, the fair market value will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value is affected by our common stock price. The fair value will generally increase as our common stock price increases and will generally decrease as our common stock price declines. We carry the 2025 Convertible Notes and 2028 Convertible Notes at face value less unamortized debt discount and debt issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on March 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we do not believe that we have a material financial market risk exposure and do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. While we believe our marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings in the ordinary course of business. For further information on legal proceedings, please refer to Note 11. Commitments and Contingencies, in the notes to the unaudited Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
You should carefully consider each of the risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022, as well as the other information set forth in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None for the quarterly period ended March 31, 2022 that have not previously been included in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	51	$28.40	—	—
February 1, 2022 - February 28, 2022	13	$21.87	—	—
March 1, 2022 - March 31, 2022	58,492	$17.90	—	—
Total	58,556		—	—

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

10.1*
Separation Agreement, dated as of March 28, 2022, by and between NeoGenomics, Inc. and Mark Mallon. (Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on March 28, 2022).

10.2*	Executive Chair and Principal Executive Officer agreement between NeoGenomics, Inc. and Lynn A. Tetrault dated April 25, 2022.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101)

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2022	NEOGENOMICS, INC.

	By:	/s/ Lynn A. Tetrault
	Name:	Lynn A. Tetrault
	Title:	Executive Chair of the Board of Directors and
Principal Executive Officer

	By:	/s/ William B. Bonello
	Name:	William B. Bonello
	Title:	Chief Financial Officer