Form 10-Q
period 2022-06-30
NEOGENOMICS INC
filed 2022-08-09
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of August 5, 2022, the registrant had 125,795,904 shares of Common Stock, par value $0.001 per share outstanding.

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
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$283,637	$316,827
Marketable securities, at fair value	182,316	198,563
Accounts receivable, net	111,276	112,130
Inventories	21,863	23,395
Prepaid assets	16,662	12,354
Assets held for sale	—	10,050
Other current assets	6,506	8,189
Total current assets	622,260	681,508
Property and equipment (net of accumulated depreciation of $123,159 and $109,952, respectively)	111,105	109,465
Operating lease right-of-use assets	99,917	102,197
Intangible assets, net	425,338	442,325
Goodwill	527,115	527,115
Other assets	6,378	7,168
Total non-current assets	1,169,853	1,188,270
Total assets	$1,792,113	$1,869,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,849	$17,921
Accrued compensation	37,280	38,304
Accrued expenses and other liabilities	16,075	17,796
Current portion of equipment financing obligations	410	1,135
Current portion of operating lease liabilities	5,708	6,884
Pharma contract liabilities	6,348	5,192
Total current liabilities	82,670	87,232
Long-term liabilities
Convertible senior notes, net	533,898	532,483
Operating lease liabilities	71,882	72,289
Deferred income tax liabilities, net	45,979	55,475
Other long-term liabilities	14,165	14,022
Total long-term liabilities	665,924	674,269
Total liabilities	$748,594	$761,501
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 125,679,573 and 124,107,500 shares issued and outstanding, respectively)	$126	$124
Additional paid-in capital	1,146,997	1,123,628
Accumulated other comprehensive loss	(4,056)	(638)
Accumulated deficit	(99,548)	(14,837)
Total stockholders’ equity	$1,043,519	$1,108,277
Total liabilities and stockholders’ equity	$1,792,113	$1,869,778

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET REVENUE
Clinical Services	$105,635	$101,405	$204,426	$197,892
Pharma Services	19,437	20,319	37,815	39,365
Total net revenue	125,072	121,724	242,241	237,257

COST OF REVENUE	81,126	68,734	160,063	142,693

GROSS PROFIT	43,946	52,990	82,178	94,564
Operating expenses:
General and administrative	57,951	54,638	124,199	95,114
Research and development	8,626	3,495	16,339	5,951
Sales and marketing	17,071	17,224	33,370	30,973
Total operating expenses	83,648	75,357	173,908	132,038
LOSS FROM OPERATIONS	(39,702)	(22,367)	(91,730)	(37,474)
Interest expense, net	926	902	2,227	2,079
Other expense (income), net	405	(171)	237	(341)
Gain on investment in and loan receivable from non-consolidated affiliate, net	—	(96,534)	—	(91,510)
(Loss) income before taxes	(41,033)	73,436	(94,194)	52,298
Income tax benefit	(5,730)	(2,437)	(9,483)	(1,461)
NET (LOSS) INCOME	$(35,303)	$75,873	$(84,711)	$53,759

Adjustment to net (loss) income for convertible notes in diluted EPS (1)
NET (LOSS) INCOME	$(35,303)	$75,873	$(84,711)	$53,759
Convertible note accretion, amortization, and interest, net of tax	—	1,552	—	2,997
NET (LOSS) INCOME USED IN DILUTED EPS	$(35,303)	$77,425	$(84,711)	$56,756

NET (LOSS) INCOME PER SHARE
Basic	$(0.28)	$0.64	$(0.68)	$0.46
Diluted	$(0.28)	$0.59	$(0.68)	$0.44

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	124,068	118,287	123,850	117,249
Diluted	124,068	131,237	123,850	130,247
(1) This adjustment compensates for the effects of the if-converted impact of convertible notes in adjusted net income. Since an entity using the if-converted method assumes that a convertible debt instrument was converted into common shares at the beginning of the reporting period, net (loss) income is adjusted to reverse any recognized interest expense (including any amortization of discounts).

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET (LOSS) INCOME	$(35,303)	$75,873	$(84,711)	$53,759

OTHER COMPREHENSIVE LOSS:
Net unrealized loss on marketable securities, net of tax	(1,047)	(183)	(3,418)	(343)
Total other comprehensive loss, net of tax	(1,047)	(183)	(3,418)	(343)
COMPREHENSIVE (LOSS) INCOME	$(36,350)	$75,690	$(88,129)	$53,416

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2021	124,107,500	$124	$1,123,628	$(638)	$(14,837)	$1,108,277
Common stock issuance ESPP Plan	47,853	—	971	—	—	971
Issuance of restricted stock, net of forfeitures	100,253	—	(1,049)	—	—	(1,049)
Issuance of common stock for stock options	466,609	1	6,479	—	—	6,480
ESPP expense	—	—	249	—	—	249
Stock-based compensation expense - options and restricted stock	—	—	11,855	—	—	11,855
Net unrealized loss on marketable securities, net of tax	—	—	—	(2,371)	—	(2,371)
Net loss	—	—	—	—	(49,408)	(49,408)
Balance, March 31, 2022	124,722,215	$125	$1,142,133	$(3,009)	$(64,245)	$1,075,004
Common stock issuance ESPP Plan	89,374	—	807	—	—	807
Issuance of restricted stock, net of forfeitures	773,010	1	(311)	—	—	(310)
Issuance of common stock for stock options	94,974	—	743	—	—	743
ESPP expense	—	—	293	—	—	293
Stock-based compensation expense - options and restricted stock	—	—	3,332	—	—	3,332
Net unrealized loss on marketable securities, net of tax	—	—	—	(1,047)	—	(1,047)
Net loss	—	—	—	—	(35,303)	(35,303)
Balance, June 30, 2022	125,679,573	$126	$1,146,997	$(4,056)	$(99,548)	$1,043,519

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2020	112,075,474	$112	$701,357	$10	$(7,185)	$694,294
Cumulative-effect adjustment from change in accounting principle	—	—	(23,271)	—	696	(22,575)
Premiums paid for capped call confirmations	—	—	(29,291)	—	—	(29,291)
Common stock issuance ESPP Plan	23,917	—	1,024	—	—	1,024
Issuance of restricted stock, net of forfeitures	83,220	—	(614)	—	—	(614)
Issuance of common stock for stock options	260,167	—	2,239	—	—	2,239
Issuance of common stock - public offering, net of underwriting discounts	4,693,876	5	218,495	—	—	218,500
Stock issuance fees and expenses	—	—	(242)	—	—	(242)
ESPP expense	—	—	241	—	—	241
Stock-based compensation expense - options and restricted stock	—	—	2,412	—	—	2,412
Net unrealized loss on marketable securities, net of tax	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	(22,114)	(22,114)
Balance, March 31, 2021	117,136,654	$117	$872,350	$(150)	$(28,603)	$843,714
Common stock issuance ESPP Plan	31,839	—	1,245	—	—	1,245
Issuance of restricted stock, net of forfeitures	146,392	—	(163)	—	—	(163)
Issuance of common stock for stock options	354,310	1	4,429	—	—	4,430
Issuance of common stock - private placement, net of private placement fees	4,444,445	4	189,859	—	—	189,863
Issuance of common stock for acquisition	597,712	1	29,174	—	—	29,175
Stock issuance fees and expenses	—	—	(102)	—	—	(102)
ESPP expense	—	—	298	—	—	298
Stock-based compensation expense - options and restricted stock	—	—	4,208	—	—	4,208
Net unrealized loss on marketable securities, net of tax	—	—	—	(183)	—	(183)
Net income	—	—	—	—	75,873	75,873
Balance, June 30, 2021	122,711,352	$123	$1,101,298	$(333)	$47,270	$1,148,358
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(84,711)	$53,759
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	16,921	13,629
Amortization of intangibles	16,979	6,209
Non-cash stock-based compensation	15,729	7,159
Non-cash operating lease expense	4,989	3,750
Amortization of convertible debt discount	1,324	1,247
Amortization of debt issue costs	91	88
Gain on investment in and loan receivable from non-consolidated affiliate, net	—	(91,510)
Interest receivable on loan receivable from non-consolidated affiliate	—	(391)
Gain on sale of assets held for sale	(2,048)	—
Write-off of COVID-19 PCR testing inventory and equipment	—	6,061
Other adjustments	1,602	790
Changes in assets and liabilities, net
Accounts receivable, net	854	1,155
Inventories	1,533	3,645
Prepaid lease asset	—	(4,730)
Prepaid and other assets	(2,202)	(4,681)
Accounts payable, operating lease liabilities, deferred taxes, accrued and other liabilities	(17,097)	4,640
Net cash (used in) provided by operating activities	(46,036)	820
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(56,332)	(162,769)
Proceeds from sales and maturities of marketable securities	68,525	26,253
Purchases of property and equipment	(18,513)	(37,178)
Proceeds from assets held for sale	12,098	—
Business acquisitions, net of cash acquired	—	(419,404)
Loan receivable from non-consolidated affiliate	—	(15,000)
Net cash provided by (used in) investing activities	5,778	(608,098)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing obligations	(574)	(1,892)
Issuance of common stock, net	7,642	8,045
Proceeds from issuance of convertible debt, net of issuance costs	—	334,410
Premiums paid for capped call confirmations	—	(29,291)
Proceeds from equity offering, net of issuance costs	—	418,273
Net cash provided by financing activities	7,068	729,545
Net change in cash, cash equivalents and restricted cash	(33,190)	122,267
Cash, cash equivalents and restricted cash, beginning of period	316,827	250,632
Cash, cash equivalents and restricted cash, end of period	$283,637	$372,899

	Six Months Ended June 30,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$283,637	$368,796
Restricted cash, non-current	—	4,103
Total cash, cash equivalents and restricted cash	$283,637	$372,899

Supplemental disclosure of cash flow information:
Interest paid	$2,143	$1,329
Income taxes paid, net	$129	$114
Supplemental disclosure of non-cash investing and financing information:
Fair value of common stock issued to fund business acquisition	$—	$29,174
Equity offering issuance costs included in accrued expenses	$—	$10,137
Purchases of property and equipment included in accounts payable	$1,529	$3,822

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
COVID-19 Pandemic Update
The impact from the COVID-19 pandemic, including recent COVID-19 variants, and the related disruptions had a significant adverse impact on the Company’s results of operations, volume growth rates and test volumes in 2020, 2021, and in the first and second quarters of 2022. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national, and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition, and cash flows may continue to be materially adversely affected, particularly if the pandemic continues to persist for a significant amount of time.
The Company anticipates that the cash on hand, marketable securities, and expected cash collections are sufficient to fund near-term capital and operating needs for at least the next 12 months.
At the end of the first quarter 2021, due to the broad roll-out of the COVID-19 vaccine and a sharp decline in COVID-19 polymerase chain reaction (“PCR”) testing demand, the Company made the decision to exit COVID-19 PCR testing and the Company recorded a $6.1 million expense related to the exit from COVID-19 PCR testing. This amount consisted of write-offs of $5.3 million for all remaining COVID-19 PCR testing inventory recorded to cost of revenue and $0.8 million for all remaining COVID-19 PCR testing laboratory equipment recorded to general and administrative expenses on the Consolidated Statements of Operations for the six months ended June 30, 2021. There were no such amounts recorded for the three months ended June 30, 2021 and the three and six months ended June 30, 2022.
Coronavirus Aid, Relief and Economic Security Act
The Federal government passed legislation that the President of the United States signed into law on March 27, 2020, known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020. Fifty percent of the deferred amount was due on December 31, 2021 and the remaining 50% is due on December 31, 2022. As of June 30, 2022 and December 31, 2021, the total accrued deferred social security taxes related to the CARES Act was $3.0 million. This amount was recorded in accrued expenses and other liabilities on the Consolidated Balance Sheets.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company owned 43,560 square feet of its Carlsbad, California facility. During the third quarter of 2021, the Company committed to selling this property and the associated land and concluded that these assets met the held for sale criteria. As of December 31, 2021, $10.1 million was recorded as assets held for sale within current assets on the Consolidated Balance Sheets for this property and associated land and reflected its carrying value which was lower than its fair value less costs to sell. The Company sold this property and associated land for proceeds of $12.1 million, net of closing costs, on March 31, 2022. For the six months ended June 30, 2022, a net gain on the sale of this property and associated land of $2.0 million is included in general and administrative expenses on the Consolidated Statements of Operations.
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
As of June 30, 2022 the Company performed a qualitative assessment to determine whether it was more likely than not that the fair values of its reporting units were less than their carrying values. Such qualitative factors included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. As a result of the qualitative assessment, the Company determined that there were indicators that it was more likely than not that the fair values of its reporting units were less than their carrying values. Accordingly, the Company performed a quantitative analysis and determined the reporting units’ fair values exceeded the reporting units’ carrying values and there was no impairment of the recorded goodwill as of June 30, 2022.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel in the Clinical Services segment. Advertising costs are expensed at the time they are incurred and are deemed immaterial for the three and six months ended June 30, 2022 and 2021.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) which provides for temporary optional expedients and exceptions to the current guidance on certain contract modifications and hedging relationships to ease the burdens related to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) or other reference rates to alternative reference rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2020-04 was effective beginning on March 12, 2020 and may be applied prospectively to such transactions through December 31, 2022 and ASU 2021-01 was effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to such transactions through December 31, 2022. The Company will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. As of June 30, 2022, there was no impact to the Company’s Consolidated Financial Statements related to ASU 2020-04 or ASU 2021-01.
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
The acquisition of Trapelo was determined to be a business combination and has been accounted for using the acquisition method. The purchase price and purchase price allocation were based upon management’s best estimates and assumptions and were considered final as of March 31, 2022. The following table summarizes the purchase consideration recorded for the acquisition of Trapelo, the fair value of the net assets acquired and liabilities assumed, and the calculation of goodwill based on the excess of the consideration transferred over the fair value of the net assets acquired and liabilities assumed at the Trapelo Acquisition Date (in thousands, except per share data):

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
The purchase price and purchase price allocation were based upon management’s best estimates and assumptions and were considered final as of June 30, 2022. The following table summarizes the calculation of goodwill based on the excess of the estimated fair value of the consideration transferred including the fair value of the Line of Credit, and the estimated fair value of the previously-held equity interest and Purchase Option, over the estimated fair value of the net assets acquired and liabilities assumed at the Inivata Acquisition Date and includes measurement period adjustments recorded during 2021 (in thousands):

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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The following unaudited pro forma information and has been provided for illustrative purposes only and is not necessarily indicative of results that would have occurred had the acquisition of Inivata occurred on January 1, 2020, nor are they necessarily indicative of future results (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(unaudited)	(unaudited)
Net revenue	$121,707	$237,159
Net loss	$(23,222)	$(51,313)

These unaudited pro forma results represent the combined results of operations of the Company and Inivata, on an unaudited pro forma basis, for the period in which the acquisition of Inivata occurred and the prior reporting period as though the companies had been combined as of the beginning of the earliest period presented. Therefore, the unaudited pro forma consolidated results have been prepared by adjusting the Company’s historical results to include the acquisition of Inivata as if it occurred on January 1, 2020. These unaudited pro forma consolidated historical results exclude, for the periods presented, the gain on investment in and loan receivable from non-consolidated affiliate, net, of $96.5 million and $91.5 million recorded in the three and six months ended June 30, 2021, respectively.
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
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of June 30, 2022 and December 31, 2021.

	June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$51,074	$2	$(772)	$50,304
Yankee bonds	8,761	—	(117)	8,644
Agency bonds	12,377	—	(101)	12,276
Municipal bonds	12,914	—	(867)	12,047
Commercial paper	8,453	—	(41)	8,412
Asset-backed securities	30,463	—	(479)	29,984
Corporate bonds	62,595	—	(1,946)	60,649
Total	$186,637	$2	$(4,323)	$182,316

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$52,791	$11	$(138)	$52,664
Yankee bonds	6,175	1	(16)	6,160
Agency bonds	17,546	—	(16)	17,530
Municipal bonds	12,440	—	(211)	12,229
Commercial paper	17,694	—	(4)	17,690
Asset-backed securities	27,620	1	(86)	27,535
Corporate bonds	65,198	9	(452)	64,755
Total	$199,464	$22	$(923)	$198,563

The Company had $0.7 million and $0.6 million of accrued interest receivable at June 30, 2022 and December 31, 2021, respectively, included in other current assets on its Consolidated Balance Sheets related to its marketable securities. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2022. Realized gains or losses on marketable securities for the three and six months ended June 30, 2021 were immaterial.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at June 30, 2022 and December 31, 2021.

	June 30, 2022
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$37,193	$13,111	$—	$50,304
Yankee bonds	6,073	2,571	—	8,644
Agency bonds	9,899	2,377	—	12,276
Municipal bonds	—	12,047	—	12,047
Commercial paper	8,412	—	—	8,412
Asset-backed securities	22,095	7,889	—	29,984
Corporate bonds	20,931	39,718	—	60,649
Total	$104,603	$77,713	$—	$182,316

	December 31, 2021
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$22,550	$30,114	$—	$52,664
Yankee bonds	4,150	2,010	—	6,160
Agency bonds	14,041	3,489	—	17,530
Municipal bonds	—	12,229	—	12,229
Commercial paper	17,690	—	—	17,690
Asset-backed securities	20,868	6,667	—	27,535
Corporate bonds	25,412	39,343	—	64,755
Total	$104,711	$93,852	$—	$198,563

The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of June 30, 2022 and December 31, 2021.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$216,373	$—	$—	$216,373
Commercial paper	—	34,406	—	34,406
Marketable securities:
U.S. Treasury securities	50,304	—	—	50,304
Yankee bonds	8,644	—	—	8,644
Agency bonds	12,276	—	—	12,276
Municipal bonds	12,047	—	—	12,047
Commercial paper	—	8,412	—	8,412
Asset-backed securities	—	29,984	—	29,984
Corporate bonds	—	60,649	—	60,649
Total	$299,644	$133,451	$—	$433,095

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$254,157	$—	$—	$254,157
Commercial paper	—	22,491	—	22,491
Marketable securities:
U.S. Treasury securities	52,664	—	—	52,664
Yankee bonds	6,160	—	—	6,160
Agency bonds	17,530	—	—	17,530
Municipal bonds	12,229	—	—	12,229
Commercial paper	—	17,690	—	17,690
Asset-backed securities	—	27,535	—	27,535
Corporate bonds	—	64,755	—	64,755
Total	$342,740	$132,471	$—	$475,211

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and six months ended June 30, 2022 and June 30, 2021.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, are considered reasonable estimates of their respective fair values at June 30, 2022 and December 31, 2021 due to their short-term nature.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill, and long-lived assets in connection with periodic evaluations for potential impairment. The Company estimates the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.
Note 5. Goodwill and Intangible Assets
The following table summarizes the carrying amounts of goodwill by segment at June 30, 2022 and December 31, 2021 (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2022	December 31, 2021
Clinical Services	$462,603	$462,603
Pharma Services	64,512	64,512
Total	$527,115	$527,115
Intangible assets consisted of the following (in thousands):

		June 30, 2022
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$50,700	$92,401
Developed Technology	10 - 15	310,226	22,457	287,769
Marketing Assets	4	549	169	380
Trademarks	15	31,473	2,174	29,299
Trade Name	5	2,584	542	2,042
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$76,042	$425,338

		December 31, 2021
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$45,756	$97,345
Developed Technology	10 - 15	310,226	11,798	298,428
Marketing Assets	4	549	100	449
Trademarks	15	31,473	1,125	30,348
Trade Name	5	2,584	276	2,308
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$59,055	$442,325

The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarizes the amortization expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of intangibles included in cost of revenue	$4,853	$729	$9,706	$729
Amortization of intangibles included in general and administrative expenses	3,637	3,022	7,273	5,480
Total amortization of intangibles	$8,490	$3,751	$16,979	$6,209
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of June 30, 2022 is as follows (in thousands):

Remainder of 2022	$16,980
2023	33,962
2024	33,961
2025	33,858
2026	33,547
Thereafter	259,583
Total	$411,891

Note 6. Debt

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2028 Convertible Senior Notes
On January 11, 2021, the Company completed the sale of $345.0 million of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2022. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the second quarter of 2022. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2022. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the third quarter of 2022. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $8.15 on June 30, 2022.
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,400 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2022. The interest expense recognized on the 2028 Convertible Notes includes $0.4 million, $0.7 million and $16,800 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2022. The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.3 million and $8,400 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2021. The interest expense recognized on the 2028 Convertible Notes includes $0.4 million, $0.7 million and $15,100 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2021. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
At June 30, 2022, the estimated fair values (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $213.9 million. At December 31, 2021, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $297.6 million.
2025 Convertible Senior Notes
On May 4, 2020, the Company completed the sale of $201.3 million of Convertible Senior Notes with a stated interest rate of 1.25% and a maturity date of May 1, 2025 (the “2025 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2022. Based on the terms of the 2025 Convertible Notes, the holders could not have converted all or a portion of their 2025 Convertible Notes in the first quarter of 2022. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2022. Based on the terms of the 2025 Convertible Notes, the holders cannot convert all or a portion of their 2025 Convertible Notes in the third quarter of 2022. The value of the 2025 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $8.15 on June 30, 2022.
The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $37,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2022. The interest expense recognized on the 2025 Convertible Notes includes $1.2 million, $0.6 million and $74,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2022. The interest expense recognized on the 2025 Convertible Notes includes $0.7 million, $0.3 million and $30,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2021. The interest expense recognized on the 2025 Convertible Notes includes $1.3 million, $0.6 million and $70,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2021. The effective interest rate on the 2025 Convertible Notes is 1.96%, which includes the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
At June 30, 2022, the estimated fair values (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $168.6 million. At December 31, 2021, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $238.9 million.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 7. Stock-Based Compensation
The Company recorded approximately $3.6 million and $4.5 million for stock-based compensation in general and administrative expenses on the Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021, respectively, and approximately $15.7 million and $7.2 million for the six months ended June 30, 2022 and 2021, respectively.
Stock Options
A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	2,961,195	$25.46
Options granted	2,953,059	$15.80
Less:
Options exercised	566,583	$12.65
Options forfeited	1,316,107	$30.31
Options outstanding at June 30, 2022	4,031,564	$18.59
Exercisable at June 30, 2022	1,427,681	$22.60
The fair value of each stock option award granted during the six months ended June 30, 2022 was estimated as of the grant date using a Black-Scholes model with the following weighted average assumptions:

Six Months Ended June 30, 2022
Expected term (in years)	3 - 5.5
Risk-free interest rate (%)	2.5%
Expected volatility (%)	42% - 59%
Dividend yield (%)	—
Weighted average grant date fair value per share	$6.70

As of June 30, 2022, there was approximately $13.3 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 2.2 years.
Restricted Stock Awards
A summary of the restricted stock activity under the Company’s plans for the six months ended June 30, 2022 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	851,403	$36.00
Granted	1,778,000	$15.47
Vested	(309,100)	$36.74
Forfeited	(817,912)	$29.68
Nonvested at June 30, 2022	1,502,391	$14.99
As of June 30, 2022, there was approximately $17.1 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.9 years.
Modification of Stock Option and Restricted Stock Awards
In the three months ended June 30, 2022, upon the Chief Legal Officer’s departure from the Company and in accordance with the terms of the Chief Legal Officer’s employment agreement, 41,487 previously granted time-based vesting stock option awards and 76,138 previously granted time-vesting restricted stock awards accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as a modification, and recognized $2.2 million of incremental stock-based compensation which consisted of $0.3 million and $1.9 million for the acceleration of stock option awards and restricted stock awards, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2022.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In the first quarter of 2022, upon the Chief Executive Officer’s departure from the Company and in accordance with the terms of the Chief Executive Officer’s separation agreement, 237,960 previously granted time-based vesting stock option awards and 142,302 previously granted time-vesting restricted stock awards accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as a modification, and recognized $5.9 million of incremental stock-based compensation which consisted of $2.3 million and $3.6 million for the acceleration of stock option awards and restricted stock awards, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the six months ended June 30, 2022. There were no such amounts for the three months ended June 30, 2022.

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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

	June 30, 2022	December 31, 2021
Current pharma contract assets (1)	$1,951	$1,738
Long-term pharma contract assets (2)	283	236
Total pharma contract assets	$2,234	$1,974

Current pharma capitalized commissions (1)	$128	$109
Long-term pharma capitalized commissions (2)	1,139	882
Total pharma capitalized commissions	$1,267	$991

Current pharma contract liabilities	$6,348	$5,192
Long-term pharma contract liabilities (3)	1,121	917
Total pharma contract liabilities	$7,469	$6,109
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
Revenue recognized for the three and six months ended June 30, 2022 related to Pharma contract liability balances outstanding at the beginning of the period was $1.0 million and $4.1 million, respectively. Revenue recognized for the three and six months ended June 30, 2021 related to Pharma contract liability balances outstanding at the beginning of the period was $1.1 million and $3.8 million, respectively. Amortization of capitalized commissions for the three and six months ended June 30, 2022 was $0.2 million and $0.3 million, respectively. Amortization of capitalized commissions for the three and six months ended June 30, 2021 was $0.5 million and $0.7 million, respectively.
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
The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Clinical Services:
Client direct billing	$69,874	$63,137	$134,888	$123,846
Commercial Insurance	18,512	20,528	36,800	39,102
Medicare and Medicaid	17,167	17,484	32,632	34,634
Self-Pay	82	256	106	310
Total Clinical Services	$105,635	$101,405	$204,426	$197,892
Pharma Services:	19,437	20,319	37,815	39,365
Total Revenue	$125,072	$121,724	$242,241	$237,257

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 9. Income Taxes
At the end of each interim period, management estimates the annual effective tax rate based on forecasted pre-tax results of the Company’s global operations and applies such rate to its ordinary quarterly earnings to calculate income tax expense related to ordinary income. The tax effects of items significant, unusual and infrequent in nature are discretely calculated and recognized in the period during which they occur. These discrete items often relate to changes in tax laws, excess tax benefits/deficiencies related to share-based compensation or adjustments to previously reported tax expense/benefits.
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
A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Cumulative loss in recent years is commonly defined as a three-year cumulative loss position. As of June 30, 2022, the Company’s U.S. ongoing operations were in a three-year cumulative loss position. Management determined that sufficient objectively verifiable positive evidence did not exist to overcome the negative evidence of the Company’s U.S. cumulative loss position. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three and six months ended June 30, 2022, includes the unfavorable impact of a valuation allowance against the Company’s deferred income tax assets expected to be created in 2022 for additional U.S. net operating loss and tax credit carryforwards.
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
The following table shows the calculations (in thousands, except net loss per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjustment to net (loss) income for convertible notes in diluted EPS (1)
NET (LOSS) INCOME	$(35,303)	$75,873	$(84,711)	$53,759
Convertible note accretion, amortization, and interest, net of tax	—	1,552	—	2,997
NET (LOSS) INCOME USED IN DILUTED EPS	$(35,303)	$77,425	$(84,711)	$56,756

Basic weighted average shares outstanding	124,068	118,287	123,850	117,249
Dilutive effect of stock options	—	2,027	—	2,221
Dilutive effect of restricted stock awards	—	170	—	196
Dilutive effect of Convertible Notes due 2025	—	5,538	—	5,538
Dilutive effect of Convertible Notes due 2028	—	5,215	—	5,043
Diluted weighted average shares outstanding	124,068	131,237	123,850	130,247

Basic net (loss) income per share	$(0.28)	$0.64	$(0.68)	$0.46
Diluted net (loss) income per share	$(0.28)	$0.59	$(0.68)	$0.44
(1) This adjustment compensates for the effects of the if-converted impact of convertible notes in adjusted net income. Since an entity using the if-converted method assumes that a convertible debt instrument was converted into common shares at the beginning of the reporting period, net (loss) income is adjusted to reverse any recognized interest expense (including any amortization of discounts).

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	68	—	332	—
Restricted stock awards	52	—	152	—
2025 Convertible Notes	5,538	—	5,538	—
2028 Convertible Notes	5,215	—	5,215	—

In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $29.3 million. The potential effect of the Capped Call Transactions were excluded from the calculation of diluted net loss per share in the three and six months ended June 30, 2022 as the Company’s closing price on June 30, 2022 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net loss per share as they are anti-dilutive.

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
Regulatory Matter
With the assistance of outside counsel, the Company is voluntarily conducting an internal investigation that focuses on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s review of this matter is ongoing. The Company has a reserve of $11.2 million in other long-term liabilities as of June 30, 2022 and December 31, 2021 on the Consolidated Balance Sheets for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the ongoing investigation and interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. The Company was notified on June 30, 2022 that the Department of Justice (“DOJ”) will be participating in the investigation of this matter. At this time, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, DOJ, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.

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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Acquisition Date, Inivata’s financial statement activity is being consolidated within the Company’s unaudited Consolidated Financial Statements. For further details on the acquisition of Inivata, please refer to Note 3. Acquisitions.
The Company has Pharma Services contracts with CytomX Therapeutics, Inc., an entity with whom a director of the Company, Dr. Alison L. Hannah, is an officer and the Company’s former Chief Legal Officer, Halley Gilbert, is a director. In connection with these contracts, the Company recognized $0.4 million and $0.5 million of revenue in the Consolidated Statements of Operations for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively.

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
The following table summarizes the segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues:
Clinical Services	$105,635	$101,405	$204,426	$197,892
Pharma Services	19,437	20,319	37,815	39,365
Total revenue	125,072	121,724	242,241	237,257

Cost of revenue:
Clinical Services(1)	67,035	57,233	132,302	118,798
Pharma Services(2)	14,091	11,501	27,761	23,895
Total cost of revenue	81,126	68,734	160,063	142,693

Gross Profit:
Clinical Services	38,600	44,172	72,124	79,094
Pharma Services	5,346	8,818	10,054	15,470
Total gross profit	43,946	52,990	82,178	94,564

Operating expenses:
General and administrative	57,951	54,638	124,199	95,114
Research and development	8,626	3,495	16,339	5,951
Sales and marketing	17,071	17,224	33,370	30,973
Total operating expenses	83,648	75,357	173,908	132,038
Loss from operations	(39,702)	(22,367)	(91,730)	(37,474)
Interest expense, net	926	902	2,227	2,079
Other expense (income), net	405	(171)	237	(341)
Gain on investment in and loan receivable from non-consolidated affiliate, net	—	(96,534)	—	(91,510)
(Loss) income before taxes	(41,033)	73,436	(94,194)	52,298
Income tax benefit	(5,730)	(2,437)	(9,483)	(1,461)
Net (loss) income	$(35,303)	$75,873	$(84,711)	$53,759

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Clinical Services cost of revenue for the three months ended June 30, 2022 and June 30, 2021 includes $4.3 million and $0.7 million, respectively, of amortization of acquired Inivata developed technology intangible assets. Clinical Services cost of revenue adjustments for the six months ended June 30, 2022 include $8.5 million of amortization of acquired Inivata developed technology intangible assets. Clinical Services cost of revenue for the six months ended June 30, 2021 include write-offs of $5.3 million for COVID-19 PCR testing inventory and $0.7 million of amortization of acquired Inivata developed technology intangible assets.
(2) Pharma Services cost of revenue for the three months ended June 30, 2022 includes $0.6 million of amortization of acquired Inivata developed technology intangible assets. Pharma Services cost of revenue for the six months ended June 30, 2022 includes $1.2 million of amortization of acquired Inivata developed technology intangible assets. There were no such amounts for the three and six months ended June 30, 2021.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with its subsidiaries as “NeoGenomics,” “we,” “us,” “our,” or the “Company” in this Quarterly Report) is the registrant for SEC reporting purposes. Our common stock is listed on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “NEO”.
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
COVID-19 Pandemic
The outbreak of the COVID-19 pandemic is materially adversely affecting the Company’s employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will impact the Company’s business, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national, and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition and cash flows are likely to continue to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.
The impact from the COVID-19 pandemic and the related disruptions have had a significant adverse impact on our results of operations, volume growth rates and test volumes in 2021 and the first and second quarters of 2022. For example, our Pharma Services customers are facing challenges in recruiting patients and in conducting clinical trials for which our tests could be utilized. Demand may fluctuate depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business disruption, reduced revenues and a decreased number of tests, any of which could materially affect our business, financial condition, and results of operations.
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
As of June 30, 2022, the Company operates CAP accredited and CLIA certified laboratories in Fort Myers and Tampa, Florida; Aliso Viejo and Carlsbad, California; Research Triangle Park, North Carolina; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; and Phoenix, Arizona; and CAP accredited laboratories in Cambridge, United Kingdom; Rolle, Switzerland; Singapore and China. We currently offer the following types of testing services:
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
World-class Medical and Scientific Team
Our team of medical professionals and PhDs are specialists in the field of genetics, oncology and pathology. As of June 30, 2022, we employed or contracted with approximately 170 MDs and PhDs. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories. Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases. For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to pharmaceutical companies.
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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended June 30, 2022 as Compared to the Three and Six Months Ended June 30, 2021
The following table presents the Consolidated Statements of Operations as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	64.9%	56.5%	66.1%	60.1%
Gross profit	35.1%	43.5%	33.9%	39.9%
Operating expenses:
General and administrative	46.4%	44.9%	51.3%	40.1%
Research and development	6.9%	2.9%	6.7%	2.5%
Sales and marketing	13.6%	14.2%	13.8%	13.1%
Total operating expenses	66.9%	62.0%	71.8%	55.7%
Loss from operations	(31.8)%	(18.5)%	(37.9)%	(15.8)%
Interest expense, net	0.7%	0.7%	0.9%	0.9%
Other expense (income), net	0.3%	(0.1)%	0.1%	(0.1)%
Gain on investment in and loan receivable from non-consolidated affiliate, net	—%	(79.3)%	—%	(38.6)%
(Loss) income before taxes	(32.8)%	60.2%	(38.9)%	22.0%
Income tax benefit	(4.6)%	(2.0)%	(3.9)%	(0.6)%
Net (loss) income	(28.2)%	62.2%	(35.0)%	22.6%
 (1) Cost of revenue for the three months ended June 30, 2022 and June 30, 2021 includes $4.9 million and $0.7 million of amortization of acquired Inivata developed technology intangible assets. Cost of revenue for the six months ended June 30, 2022 includes $9.7 million of amortization of acquired Inivata developed technology intangible assets. Cost of revenue for the six months ended June 30, 2021 includes write-offs of $5.3 million for COVID-19 PCR testing inventory and $0.7 million of amortization of acquired Inivata developed technology intangible assets.
Clinical and Pharma Services net revenues for the periods presented are as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net revenue:
Clinical Services	$105,635	$101,405	$4,230	4.2%	$204,426	$197,892	$6,534	3.3%
Pharma Services	19,437	20,319	(882)	(4.3)%	37,815	39,365	(1,550)	(3.9)%
Total revenue	$125,072	$121,724	$3,348	2.8%	$242,241	$237,257	$4,984	2.1%
Revenue
Consolidated revenues increased $3.3 million, or 2.8%, year-over-year. Clinical Services revenue for the three and six months ended June 30, 2022 increased $4.2 million and $6.5 million, respectively, when compared to the same periods in 2021. Increases in Clinical Services revenue reflects an increase in average unit price due to strategic reimbursements and a more favorable test mix.
Pharma Services revenue for the three and six months ended June 30, 2022 decreased $0.9 million and $1.5 million, respectively, compared to the same periods in 2021 due to the timing of project billings. Our backlog of signed contracts has continued to grow from $267 million as of December 31, 2021 to $299 million as of June 30, 2022. We define backlog as the stated amount of signed contracts less dormant contracts with no activity for twelve months, contingencies and cancellations.
Cost of Revenue and Gross Profit
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated cost of revenue and gross profit metrics are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2022	2021	% Change	2022	2021	% Change
Cost of revenue:
Clinical Services(2)	$67,035	$57,233	17.1%	$132,302	$118,798	11.4%
Pharma Services(3)	14,091	11,501	22.5%	27,761	23,895	16.2%
Total cost of revenue	$81,126	$68,734	18.0%	$160,063	$142,693	12.2%
Cost of revenue as a % of revenue	64.9%	56.5%		66.1%	60.1%

Gross profit:
Clinical Services	$38,600	$44,172	(12.6)%	$72,124	$79,094	(8.8)%
Pharma Services	5,346	8,818	(39.4)%	10,054	15,470	(35.0)%
Total gross profit	$43,946	$52,990	(17.1)%	$82,178	$94,564	(13.1)%
Gross profit margin	35.1%	43.5%		33.9%	39.9%
(2) Clinical Services cost of revenue for the three months ended June 30, 2022 and June 30, 2021 includes $4.3 million and $0.7 million, respectively, of amortization of acquired Inivata developed technology intangible assets. Clinical Services cost of revenue for the six months ended June 30, 2022 includes $8.5 million of amortization of acquired Inivata developed technology intangible assets. Clinical Services cost of revenue for the six months ended June 30, 2021 includes write-offs of $5.3 million for COVID-19 PCR testing inventory and $0.7 million of amortization of acquired Inivata developed technology intangible assets.
(3) Pharma Services cost of revenue for the three months ended June 30, 2022 includes $0.6 million of amortization of acquired Inivata developed technology intangible assets. Pharma Services cost of revenue for the six months ended June 30, 2022 includes $1.2 million of amortization of acquired Inivata developed technology intangible assets. There were no such amounts for the three and six months ended June 30, 2021.
Consolidated cost of revenue increased for the three and six months ended June 30, 2022 when compared to the same periods in 2021 primarily due to the amortization of acquired Inivata developed technology intangible assets and higher payroll and payroll-related costs. The cost of revenue in the first quarter of 2021 included write-offs of $5.3 million for inventory due to the exit from COVID-19 PCR testing. There were no such inventory write-offs for the three months ended June 30, 2021 and the three and six months ended June 30, 2022.
Gross profit margin for the three and six months ended June 30, 2022 was 35.1% and 33.9%, respectively, compared to 43.5% and 39.9%, respectively, in the same periods of 2021. The decreases of 8.4% and 6.0% for the three and six months ended June 30, 2022, respectively, are primarily due to amortization of acquired Inivata developed technology intangible assets and higher payroll and payroll-related costs.
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
Consolidated general and administrative expenses are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
General and administrative	$57,951	$54,638	$3,313	6.1%	$124,199	$95,114	$29,085	30.6%
As a % of revenue	46.4%	44.9%			51.3%	40.1%

General and administrative expenses increased $3.3 million for the three months ended June 30, 2022, when compared to the same period in 2021. These increases were primarily due to an increase in general and administrative expenses for the Inivata subsidiary which was acquired in June of 2021, higher payroll and payroll-related costs and facilities costs to support our strategic growth initiatives, an increase in professional fees, and an increase in investments in technology. These increases were partially offset by a decrease in non-recurring transaction costs related to the acquisitions of the Inivata and Trapelo Health subsidiaries that occurred in the second quarter of 2021.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses increased $29.1 million for the six months ended June 30, 2022, when compared to the same period in 2021. This increase was partially due to an increase in non-cash stock-based compensation expenses of $8.6 million, which included incremental stock-based compensation of $8.1 million for the acceleration of stock option and restricted stock awards upon the Chief Executive Officer and Chief Legal Officer’s departures in the first and second quarters of 2022, respectively, and also due to severance costs related to the Chief Executive Officer and Chief Legal Officer’s departures. In addition, the increase reflects the addition of general and administrative expenses for the Inivata and Trapelo Health subsidiaries which were acquired in the second quarter of 2021, higher payroll and payroll-related costs and facilities costs to support our strategic growth initiatives, an increase in professional fees, and an increase in investments in technology. These increases were partially offset by a decrease in non-recurring transaction costs related to the acquisitions of the Inivata and Trapelo Health subsidiaries that occurred in the second quarter of 2021.
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, including payroll and payroll related costs, maintenance of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$8,626	$3,495	$5,131	146.8%	$16,339	$5,951	$10,388	174.6%
As a % of revenue	6.9%	2.9%			6.7%	2.5%

Research and development expenses increased $5.1 million and $10.4 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. This increase reflects the addition of research and development expenses for the Inivata subsidiary which was acquired in June of 2021.
We anticipate research and development expenditures will increase in future quarters as we continue to invest in development costs for innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel.
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Sales and marketing	$17,071	$17,224	$(153)	(0.9)%	$33,370	$30,973	$2,397	7.7%
As a % of revenue	13.6%	14.2%			13.8%	13.1%

Sales and marketing expenses were flat for the three months ended June 30, 2022 and increased $2.4 million for the six months ended June 30, 2022 when compared to the same periods in 2021. This increase primarily reflects an increase in payroll and payroll-related costs due to the expansion of our precision medicine sales team.
We expect higher commissions expense in the coming quarters as our sales representatives continue generating new business in both of our business segments. We expect our sales and marketing expenses over the long term to align with changes in revenue.
Interest Expense, net
Net interest expense was flat for the three and six months ended June 30, 2022, compared to the same periods in 2021. Interest expense reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually. For further details regarding the convertible notes, please refer to Note 6. Debt, in the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gain on Investment In and Loan Receivable from Non-Consolidated Affiliate, Net
The Company recorded a gain on investment in and loan receivable from non-consolidated affiliate, net, within the Company’s Consolidated Statements of Operations of $96.5 million and $91.5 million in the three and six months ended June 30, 2021, respectively, for the excess of the acquisition-date fair value of the Company’s previously-held equity interest, Purchase Option, and Line of Credit over their carrying values. There were no such amounts for the three and six months ended June 30, 2022. For further details regarding the previously-held equity investment, purchase option in Inivata and the related gain, please refer to Note 3. Acquisitions, in the accompanying notes to the unaudited Consolidated Financial Statements.
Net (Loss) Income Per Share
The following table provides consolidated net (loss) income for each period along with the computation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except net (loss) income per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET (LOSS) INCOME	$(35,303)	$75,873	$(84,711)	$53,759

Adjustment to net (loss) income for convertible notes in diluted EPS(4)
Net (loss) income	$(35,303)	$75,873	$(84,711)	$53,759
Convertible note accretion, amortization, and interest, net of tax	—	1,552	—	2,997
Net (loss) income used in diluted EPS	$(35,303)	$77,425	$(84,711)	$56,756

Basic weighted average shares outstanding	124,068	118,287	123,850	117,249
Diluted weighted average shares outstanding	124,068	131,237	123,850	130,247

Basic net (loss) income per share	$(0.28)	$0.64	$(0.68)	$0.46
Diluted net (loss) income per share	$(0.28)	$0.59	$(0.68)	$0.44

(4) This adjustment compensates for the effects of the if-converted impact of convertible notes in adjusted net income. Since an entity using the if-converted method assumes that a convertible debt instrument was converted into common shares at the beginning of the reporting period, net (loss) income is adjusted to reverse any recognized interest expense (including any amortization of discounts).

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
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income from continuing operations before: (i) interest expense, (ii) tax (benefit) or expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation expense, and, if applicable in a reporting period, (v) acquisition and integration related expenses, (vi) write-off of COVID-19 PCR testing

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

inventory and equipment, (vii) gain on investment in and loan receivable from non-consolidated affiliate, net, and (viii) other significant or non-operating (income) or expenses, net.
The following is a reconciliation of GAAP net (loss) income to Non-GAAP EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income (GAAP)	$(35,303)	$75,873	$(84,711)	$53,759
Adjustments to net (loss) income:
Interest expense, net	926	902	2,227	2,079
Income tax benefit	(5,730)	(2,437)	(9,483)	(1,461)
Depreciation	8,526	6,949	16,921	13,629
Amortization of intangibles	8,490	3,751	16,980	6,209
EBITDA (non-GAAP)	$(23,091)	$85,038	$(58,066)	$74,215
Further adjustments to EBITDA:
Acquisition and integration related expenses	1,252	10,998	2,282	11,812
Write-off of COVID-19 PCR testing inventory and equipment	—	—	—	6,061
Non-cash stock-based compensation expense	3,626	4,506	15,729	7,159
Gain on investment in and loan receivable from non-consolidated affiliate, net	—	(96,534)	—	(91,510)
Other significant (income) expenses, net(1)	1,940	542	4,771	999
Adjusted EBITDA (non-GAAP)	$(16,273)	$4,550	$(35,284)	$8,736
(1) For the three months ended June 30, 2022, other significant (income) expenses, net, includes fees related to the regulatory matter, moving costs, and other non-recurring items. For the three months ended June 30, 2021, other significant (income) expenses, net, includes moving costs and other non-recurring items. For the six months ended June 30, 2022, other significant (income) expenses, net, includes a gain on the sale of a building, fees related to the regulatory matter, CEO transition costs, moving costs, and other non-recurring items. For the six months ended June 30, 2021, other significant (income) expenses, net, includes CEO transition costs, moving costs and other non-recurring items.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the six months ended June 30, 2022 and 2021 as well balances of cash and cash equivalents and working capital:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(46,036)	$820
Investing activities	5,778	(608,098)
Financing activities	7,068	729,545
Net change in cash, cash equivalents and restricted cash	(33,190)	122,267
Cash, cash equivalents and restricted cash, beginning of period	$316,827	$250,632
Cash, cash equivalents and restricted cash, end of period	$283,637	$372,899
Working Capital (1), end of period	$539,590	$622,664
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
During the six months ended June 30, 2022, cash used in operating activities was $46.0 million compared to $0.8 million of cash provided by operating activities in the same period in 2021. This $46.8 million decrease was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, and other non-cash charges) which resulted in $29.9 million of higher cash used by operating activities year-over-year, as well as a $16.9 million year-over-year increase in

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

cash used to fund net operating assets. The increase in cash used by operating activities in the six months ended June 30, 2022 compared to the same period in 2021 reflects cash used to fund the operating activities of our Inivata subsidiary which was acquired in June of 2021, higher payroll and payroll-related costs to support our strategic growth initiatives, and an increase in professional fees.
Cash Flows from Investing Activities
During the six months ended June 30, 2022, cash provided by investing activities was $5.8 million compared to $608.1 million of cash used in investing activities in the same period in 2021. This change was primarily due to a $419.4 million decrease in net cash used in business acquisitions, a $106.4 million decrease in purchases of marketable securities and a $42.3 million increase in sales and maturities of marketable securities year-over-year.
Cash Flows from Financing Activities
During the six months ended June 30, 2022, cash provided by financing activities was $7.1 million compared to $729.5 million in the same period in 2021. The cash provided by financing activities during the six months ended June 30, 2022 consisted of $7.6 million for the net issuance of common stock partially offset by $0.6 million used for the repayment of equipment financing obligations. The primary reason for the decrease in cash provided by financing activities year-over-year was that there were no convertible debt or equity offerings in the six months ended June 30, 2022. Comparatively, the six months ended June 30, 2021 had convertible debt net proceeds of $334.4 million and equity offering net proceeds of $418.3 million, partially offset by $29.3 million of premiums paid for capped call confirmations.
Liquidity Outlook
We had $283.6 million in unrestricted cash and cash equivalents as of June 30, 2022 in addition to $182.3 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities and cash collections are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital and capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
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
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2022 will be in the range of $25.0 million to $35.0 million. During the six months ended June 30, 2022, we purchased, with cash, approximately $19.1 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash and financing.
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
Goodwill
We evaluate goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. We first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management performs a quantitative goodwill impairment test. The quantitative analysis is performed by comparing the fair value of the reporting unit to its carrying value. If the carrying value is greater than the estimate of fair value, an impairment loss will be recognized for the amount in which the carrying amount exceeds the reporting unit’s fair

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

value. We estimate the fair values of our reporting units using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data.
As of June 30, 2022 we performed a qualitative assessment to determine whether it was more likely than not that the fair values of our reporting units were less than their carrying values. Such qualitative factors included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. As a result of the qualitative assessment, we determined that due to changes in executive leadership and the sustained decline in our stock price of $12.15 per share as of March 31, 2022 to $8.15 per share as of June 30, 2022, there were indicators that it was more likely than not that the fair values of the reporting units were less than their carrying values. Accordingly, we performed a quantitative analysis and compared our reporting units’ fair values to their carrying values to determine whether goodwill was impaired. We determined the fair values of our reporting units using a combination of the income approach using discounted cash flows and the market approach utilizing comparable companies’ data. The assumptions and estimates, including management's estimated future revenue growth rates, estimated future margins and discount rates, used in the quantitative analysis were based on management’s best estimate about current and future conditions including projected net revenue from emerging market technologies acquired through the June 2021 acquisition of Inivata. The results of the quantitative analysis showed that the reporting units’ fair values exceeded their carrying values and there was no impairment of the recorded goodwill as of June 30, 2022. However, to the extent we continue to experience declines in our stock price or experience other indicators, such as industry and market considerations or declines in financial performance, that the fair values of our reporting units are less than their carrying values, there could be a risk of goodwill impairment of our reporting units in future periods.

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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on June 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we do not believe that we have a material financial market risk exposure and do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. While we believe our marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings in the ordinary course of business. For further information on legal proceedings, please refer to Note 11. Commitments and Contingencies, in the notes to the unaudited Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
You should carefully consider each of the risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022, as well as the other information set forth in this Quarterly Report on Form 10-Q. In addition, we are supplementing such risk factors with the following disclosure:
If goodwill and intangible assets that we recorded in connection with our acquisitions become impaired, we may have to take significant charges against earnings.
In connection with the accounting for our completed acquisitions, we recorded a significant amount of goodwill and intangible assets. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, sustained market declines and other factors that impact the fair values of our reporting units could result in an impairment of goodwill or intangible assets and a charge against earnings, which could materially adversely affect our results of operations or financial condition in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None for the quarterly period ended June 30, 2022 that have not previously been included in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	22,672	$11.40	—	—
May 1, 2022 - May 31, 2022	5,176	$9.45	—	—
June 1, 2022 - June 30, 2022	509	$7.92	—	—
Total	28,357		—	—

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

10.1*
Executive Chair and Principal Executive Officer agreement between NeoGenomics, Inc. and Lynn A. Tetrault dated April 25, 2022 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC on May 9, 2022).

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

Date: August 9, 2022	NEOGENOMICS, INC.

	By:	/s/ Lynn A. Tetrault
	Name:	Lynn A. Tetrault
	Title:	Chair of the Board of Directors and
Interim Chief Executive Officer

	By:	/s/ William B. Bonello
	Name:	William B. Bonello
	Title:	Chief Financial Officer