Form 10-Q
period 2022-09-30
NEOGENOMICS INC
filed 2022-11-08
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of November 4, 2022, the registrant had 126,303,261 shares of Common Stock, par value $0.001 per share outstanding.

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
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$266,126	$316,827
Marketable securities, at fair value	177,414	198,563
Accounts receivable, net	111,994	112,130
Inventories	23,799	23,395
Prepaid assets	16,511	12,354
Assets held for sale	—	10,050
Other current assets	7,516	8,189
Total current assets	603,360	681,508
Property and equipment (net of accumulated depreciation of $125,018 and $109,952, respectively)	106,818	109,465
Operating lease right-of-use assets	98,945	102,197
Intangible assets, net	416,848	442,325
Goodwill	522,766	527,115
Other assets	6,845	7,168
Total non-current assets	1,152,222	1,188,270
Total assets	$1,755,582	$1,869,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,708	$17,921
Accrued compensation	37,992	38,304
Accrued expenses and other liabilities	20,420	17,796
Current portion of equipment financing obligations	118	1,135
Current portion of operating lease liabilities	6,379	6,884
Pharma contract liabilities	6,386	5,192
Total current liabilities	85,003	87,232
Long-term liabilities
Convertible senior notes, net	534,609	532,483
Operating lease liabilities	70,471	72,289
Deferred income tax liabilities, net	38,345	55,475
Other long-term liabilities	14,166	14,022
Total long-term liabilities	657,591	674,269
Total liabilities	$742,594	$761,501
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 126,562,037 and 124,107,500 shares issued and outstanding, respectively)	$127	$124
Additional paid-in capital	1,154,365	1,123,628
Accumulated other comprehensive loss	(5,104)	(638)
Accumulated deficit	(136,400)	(14,837)
Total stockholders’ equity	$1,012,988	$1,108,277
Total liabilities and stockholders’ equity	$1,755,582	$1,869,778

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET REVENUE
Clinical Services	$106,162	$102,227	$310,588	$300,119
Pharma Services	22,620	19,113	60,435	58,478
Total net revenue	128,782	121,340	371,023	358,597

COST OF REVENUE	79,889	74,101	239,952	216,794

GROSS PROFIT	48,893	47,239	131,071	141,803
Operating expenses:
General and administrative	64,282	63,839	188,481	158,953
Research and development	7,312	7,409	23,651	13,360
Sales and marketing	16,809	15,704	50,179	46,677
Total operating expenses	88,403	86,952	262,311	218,990
LOSS FROM OPERATIONS	(39,510)	(39,713)	(131,240)	(77,187)
Interest expense, net	139	1,296	2,366	3,375
Other (income) expense, net	(25)	(89)	212	(431)
Gain on investment in and loan receivable from non-consolidated affiliate, net	—	(17,750)	—	(109,260)
(Loss) income before taxes	(39,624)	(23,170)	(133,818)	29,129
Income tax benefit	(2,772)	(2,822)	(12,255)	(4,283)
NET (LOSS) INCOME	$(36,852)	$(20,348)	$(121,563)	$33,412

NET (LOSS) INCOME PER SHARE
Basic	$(0.30)	$(0.17)	$(0.98)	$0.28
Diluted	$(0.30)	$(0.17)	$(0.98)	$0.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	124,425	122,559	124,055	119,087
Diluted	124,425	122,559	124,055	121,356

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET (LOSS) INCOME	$(36,852)	$(20,348)	$(121,563)	$33,412

OTHER COMPREHENSIVE LOSS:
Net unrealized loss on marketable securities, net of tax	(1,048)	(57)	(4,466)	(400)
Total other comprehensive loss, net of tax	(1,048)	(57)	(4,466)	(400)
COMPREHENSIVE (LOSS) INCOME	$(37,900)	$(20,405)	$(126,029)	$33,012

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2021	124,107,500	$124	$1,123,628	$(638)	$(14,837)	$1,108,277
Common stock issuance ESPP Plan	47,853	—	971	—	—	971
Issuance of restricted stock, net of forfeitures	100,253	—	(1,049)	—	—	(1,049)
Issuance of common stock for stock options	466,609	1	6,479	—	—	6,480
ESPP expense	—	—	249	—	—	249
Stock-based compensation expense - options and restricted stock	—	—	11,855	—	—	11,855
Net unrealized loss on marketable securities, net of tax	—	—	—	(2,371)	—	(2,371)
Net loss	—	—	—	—	(49,408)	(49,408)
Balance, March 31, 2022	124,722,215	$125	$1,142,133	$(3,009)	$(64,245)	$1,075,004
Common stock issuance ESPP Plan	89,374	—	807	—	—	807
Issuance of restricted stock, net of forfeitures	773,010	1	(311)	—	—	(310)
Issuance of common stock for stock options	94,974	—	743	—	—	743
ESPP expense	—	—	293	—	—	293
Stock-based compensation expense - options and restricted stock	—	—	3,332	—	—	3,332
Net unrealized loss on marketable securities, net of tax	—	—	—	(1,047)	—	(1,047)
Net loss	—	—	—	—	(35,303)	(35,303)
Balance, June 30, 2022	125,679,573	$126	$1,146,997	$(4,056)	$(99,548)	$1,043,519
Common stock issuance ESPP Plan	150,585	—	1,133	—	—	1,133
Issuance of restricted stock, net of forfeitures	493,907	1	(6)	—	—	(5)
Issuance of common stock for stock options	237,972	—	1,961	—	—	1,961
ESPP expense	—	—	257	—	—	257
Stock-based compensation expense - options and restricted stock	—	—	4,023	—	—	4,023
Net unrealized loss on marketable securities, net of tax	—	—	—	(1,048)	—	(1,048)
Net loss	—	—	—	—	(36,852)	(36,852)
Balance, September 30, 2022	126,562,037	$127	$1,154,365	$(5,104)	$(136,400)	$1,012,988

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2020	112,075,474	$112	$701,357	$10	$(7,185)	$694,294
Cumulative-effect adjustment from change in accounting principle	—	—	(23,271)	—	696	(22,575)
Premiums paid for capped call confirmations	—	—	(29,291)	—	—	(29,291)
Common stock issuance ESPP Plan	23,917	—	1,024	—	—	1,024
Issuance of restricted stock, net of forfeitures	83,220	—	(614)	—	—	(614)
Issuance of common stock for stock options	260,167	—	2,239	—	—	2,239
Issuance of common stock - public offering, net of underwriting discounts	4,693,876	5	218,495	—	—	218,500
Stock issuance fees and expenses	—	—	(242)	—	—	(242)
ESPP expense	—	—	241	—	—	241
Stock-based compensation expense - options and restricted stock	—	—	2,412	—	—	2,412
Net unrealized loss on marketable securities, net of tax	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	(22,114)	(22,114)
Balance, March 31, 2021	117,136,654	$117	$872,350	$(150)	$(28,603)	$843,714
Common stock issuance ESPP Plan	31,839	—	1,245	—	—	1,245
Issuance of restricted stock, net of forfeitures	146,392	—	(163)	—	—	(163)
Issuance of common stock for stock options	354,310	1	4,429	—	—	4,430
Issuance of common stock - private placement, net of private placement fees	4,444,445	4	189,859	—	—	189,863
Issuance of common stock for acquisition	597,712	1	29,174	—	—	29,175
Stock issuance fees and expenses	—	—	(102)	—	—	(102)
ESPP expense	—	—	298	—	—	298
Stock-based compensation expense - options and restricted stock	—	—	4,208	—	—	4,208
Net unrealized loss on marketable securities, net of tax	—	—	—	(183)	—	(183)
Net income	—	—	—	—	75,873	75,873
Balance, June 30, 2021	122,711,352	$123	$1,101,298	$(333)	$47,270	$1,148,358
Common stock issuance ESPP Plan	27,210	—	1,020	—	—	1,020
Issuance of restricted stock, net of forfeitures	160,971	—	(304)	—	—	(304)
Issuance of common stock for stock options	317,477	—	3,374	—	—	3,374
Stock issuance fees and expenses	—	—	(35)	—	—	(35)
ESPP expense	—	—	236	—	—	236
Stock based compensation expense - options and restricted stock	—	—	5,001	—	—	5,001
Net unrealized loss on marketable securities, net of tax	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(20,348)	(20,348)
Balance, September 30, 2021	123,217,010	$123	$1,110,590	$(390)	$26,922	$1,137,245
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(121,563)	$33,412
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	25,894	21,807
Amortization of intangibles	25,470	14,683
Non-cash stock-based compensation	20,009	12,396
Non-cash operating lease expense	7,375	6,167
Amortization of convertible debt discount	1,989	1,904
Amortization of debt issue costs	136	133
Gain on investment in and loan receivable from non-consolidated affiliate, net	—	(109,260)
Interest receivable on loan receivable from non-consolidated affiliate	—	(391)
Loss on disposal of assets, net	3,066	166
Gain on sale of assets held for sale	(2,048)	—
Write-off of COVID-19 PCR testing inventory and equipment	—	6,061
Other adjustments	1,428	1,222
Changes in assets and liabilities, net
Accounts receivable, net	136	2,475
Inventories	(403)	3,196
Prepaid lease asset	—	(4,435)
Prepaid and other assets	(3,605)	(11,796)
Accounts payable, operating lease liabilities, deferred taxes, accrued and other liabilities	(20,192)	15,313
Net cash used in operating activities	(62,308)	(6,947)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(73,973)	(180,961)
Proceeds from sales and maturities of marketable securities	89,812	44,736
Purchases of property and equipment	(26,357)	(52,155)
Proceeds from assets held for sale	12,098	—
Business acquisitions, net of cash acquired	—	(419,404)
Loan receivable from non-consolidated affiliate	—	(15,000)
Net cash provided by (used in) investing activities	1,580	(622,784)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing obligations	(706)	(2,537)
Issuance of common stock, net	10,733	12,110
Proceeds from issuance of convertible debt, net of issuance costs	—	334,410
Premiums paid for capped call confirmations	—	(29,291)
Proceeds from equity offering, net of issuance costs	—	408,133
Net cash provided by financing activities	10,027	722,825
Net change in cash, cash equivalents and restricted cash	(50,701)	93,094
Cash, cash equivalents and restricted cash, beginning of period	316,827	250,632
Cash, cash equivalents and restricted cash, end of period	$266,126	$343,726

	Nine Months Ended September 30,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$266,126	$340,565
Restricted cash, non-current	—	3,161
Total cash, cash equivalents and restricted cash	$266,126	$343,726

Supplemental disclosure of cash flow information:
Interest paid	$2,145	$1,792
Income taxes paid, net	$155	$113
Supplemental disclosure of non-cash investing and financing information:
Fair value of common stock issued to fund business acquisition	$—	$29,174
Purchases of property and equipment included in accounts payable	$1,144	$2,184

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
COVID-19 Pandemic Update
The impact from the COVID-19 pandemic, including recent COVID-19 variants, and the related disruptions had a significant adverse impact on the Company’s results of operations, volume growth rates and test volumes in 2020, 2021, and in the first three quarters of 2022. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national, and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition, and cash flows may continue to be materially adversely affected, particularly if the pandemic continues to persist for a significant amount of time.
The Company anticipates that the cash on hand, marketable securities, and expected cash collections are sufficient to fund near-term capital and operating needs for at least the next 12 months.
At the end of the first quarter 2021, due to the broad roll-out of the COVID-19 vaccine and a sharp decline in COVID-19 polymerase chain reaction (“PCR”) testing demand, the Company made the decision to exit COVID-19 PCR testing and the Company recorded a $6.1 million expense related to the exit from COVID-19 PCR testing. This amount consisted of write-offs of $5.3 million for all remaining COVID-19 PCR testing inventory recorded to cost of revenue and $0.8 million for all remaining COVID-19 PCR testing laboratory equipment recorded to general and administrative expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2021. There were no COVID-19 PCR testing laboratory equipment or COVID-19 PCR testing inventory write-offs recorded for the three months ended September 30, 2021 and the three and nine months ended September 30, 2022.
Coronavirus Aid, Relief and Economic Security Act
The Federal government passed legislation that the President of the United States signed into law on March 27, 2020, known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020. Fifty percent of the deferred amount was due on December 31, 2021 and the remaining 50% is due on December 31, 2022. As of September 30, 2022 and December 31, 2021, the total accrued deferred social security taxes related to the CARES Act was $3.0 million. This amount was recorded in accrued expenses and other liabilities on the Consolidated Balance Sheets.
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
The Company owned 43,560 square feet of its Carlsbad, California facility. During the third quarter of 2021, the Company committed to selling this property and the associated land and concluded that these assets met the held for sale criteria. As of December 31, 2021, $10.1 million was recorded as assets held for sale within current assets on the Consolidated Balance Sheets for this property and associated land and reflected its carrying value which was lower than its fair value less costs to sell. The Company sold this property and associated land for proceeds of $12.1 million, net of closing costs, in the first quarter of 2022. For the nine months ended September 30, 2022, a net gain on the sale of this property and associated land of $2.0 million is included in general and administrative expenses on the Consolidated Statements of Operations.
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
At June 30, 2022, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair values of its reporting units were less than their carrying values. Such qualitative factors included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. As a result of the qualitative assessment, the Company determined that there were indicators that it was more likely than not that the fair values of its reporting units were less than their carrying values. Accordingly, the Company performed a quantitative analysis and determined the reporting units’ fair values exceeded the reporting units’ carrying values and there was no impairment of the recorded goodwill as of June 30, 2022.
General and Administrative Expenses
General and administrative expenses consist of payroll and payroll related costs for the Company’s billing, finance, human resources, information technology, and other administrative personnel as well as stock-based compensation. The Company also includes professional services, facilities expense, IT infrastructure costs, gains or losses on disposals of assets, depreciation, amortization, and other administrative-related costs in general and administrative expenses in the Consolidated Statements of Operations.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel in the Clinical Services

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
segment. Advertising costs are expensed at the time they are incurred and were immaterial for the three and nine months ended September 30, 2022 and 2021.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) which provides for temporary optional expedients and exceptions to the current guidance on certain contract modifications and hedging relationships to ease the burdens related to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) or other reference rates to alternative reference rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2020-04 was effective beginning on March 12, 2020 and may be applied prospectively to such transactions through December 31, 2022 and ASU 2021-01 was effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to such transactions through December 31, 2022. The Company will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. As of September 30, 2022, there was no impact to the Company’s Consolidated Financial Statements related to ASU 2020-04 or ASU 2021-01.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 18, 2021 (as initially reported)	Measurement Period Adjustments	Adjustment	June 18, 2021 (as adjusted)
Fair value of business combination:
Cash paid at closing	$398,594	$—	$—	$398,594
Fair value of Line of Credit	15,000	—	—	15,000
Fair value of consideration transferred	$413,594	$—	$—	$413,594
Fair value of previously-held equity interest(1)	62,919	1,987	—	64,906
Fair value of Purchase Option(1)	58,537	15,763	—	74,300
Total fair value of business combination	$535,050	$17,750	$—	$552,800

Allocation of the fair value business combination:
Cash	$14,068	$—	$—	$14,068
Other current assets(2)	5,366	345	—	5,711
Property and equipment	1,753	—	—	1,753
Identifiable intangible assets - developed technology(1)	302,982	(11,796)	—	291,186
Identifiable intangible assets - trademarks(1)	31,700	(226)	—	31,474
Identifiable intangible asset - trade name(1)	2,322	253	—	2,575
Other long-term assets	6,240	—	—	6,240
Total identifiable assets acquired	364,431	(11,424)	—	353,007
Current liabilities	(4,241)	(1,650)	—	(5,891)
Deferred income tax liabilities(3)(4)	(64,680)	3,686	4,349	(56,645)
Other long-term liabilities	(4,690)	—	—	(4,690)
Net identifiable assets acquired	290,820	(9,388)	4,349	285,781
Goodwill(4)	244,230	27,138	(4,349)	267,019
Total fair value of business combination	$535,050	$17,750	$—	$552,800

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
(4) During the third quarter of 2022, we recorded a $4.3 million decrease to goodwill and corresponding decrease to deferred income tax liabilities, net, on the Consolidated Balance Sheets to correct an immaterial error related to a prior period. The error was not material to any previously reported annual or interim consolidated financial statements.
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
The goodwill recognized, of which $234.6 million and $32.4 million was assigned to the Clinical Services and Pharma Services segments, respectively, was primarily attributable to expected synergies of the combined businesses and the acquisition of an assembled workforce knowledgeable of liquid biopsy technology for oncology testing. The recording of amortizable intangibles has given rise to a deferred tax liability upon the acquisition of Inivata which increased goodwill by $56.6 million. None of the goodwill resulting from the acquisition of Inivata is expected to be deductible for income tax purposes.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following unaudited pro forma information has been provided for illustrative purposes only and is not necessarily indicative of results that would have occurred had the acquisition of Inivata occurred on January 1, 2020, nor are they necessarily indicative of future results (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(unaudited)	(unaudited)
Net revenue	$121,340	$358,499
Net loss	$(37,017)	$(88,134)

These unaudited pro forma results represent the combined results of operations of the Company and Inivata, on an unaudited pro forma basis, for the period in which the acquisition of Inivata occurred and the prior reporting period as though the companies had been combined as of the beginning of the earliest period presented. Therefore, the unaudited pro forma consolidated results have been prepared by adjusting the Company’s historical results to include the acquisition of Inivata as if it occurred on January 1, 2020. These unaudited pro forma consolidated historical results exclude, $17.8 million of measurement period adjustments recorded in the three months ended September 30, 2021 and $109.3 million of gain on investment in and loan receivable from non-consolidated affiliate, net, recorded in the nine months ended September 30, 2021.
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
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of September 30, 2022 and December 31, 2021.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$52,826	$—	$(889)	$51,937
Yankee bonds	8,373	—	(141)	8,232
Agency bonds	8,890	—	(147)	8,743
Municipal bonds	12,877	—	(1,119)	11,758
Commercial paper	6,974	—	(29)	6,945
Asset-backed securities	30,117	—	(510)	29,607
Corporate bonds	62,725	—	(2,533)	60,192
Total	$182,782	$—	$(5,368)	$177,414

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$52,791	$11	$(138)	$52,664
Yankee bonds	6,175	1	(16)	6,160
Agency bonds	17,546	—	(16)	17,530
Municipal bonds	12,440	—	(211)	12,229
Commercial paper	17,694	—	(4)	17,690
Asset-backed securities	27,620	1	(86)	27,535
Corporate bonds	65,198	9	(452)	64,755
Total	$199,464	$22	$(923)	$198,563

The Company had $0.7 million and $0.6 million of accrued interest receivable at September 30, 2022 and December 31, 2021, respectively, included in other current assets on its Consolidated Balance Sheets related to its marketable securities. Realized gains or losses on marketable securities for the three and nine months ended September 30, 2022 and September 30, 2021 were immaterial.
The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at September 30, 2022 and December 31, 2021.

	September 30, 2022
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$36,102	$15,835	$—	$51,937
Yankee bonds	5,704	2,528	—	8,232
Agency bonds	6,419	2,324	—	8,743
Municipal bonds	—	11,758	—	11,758
Commercial paper	6,945	—	—	6,945
Asset-backed securities	25,052	4,555	—	29,607
Corporate bonds	31,945	28,247	—	60,192
Total	$112,167	$65,247	$—	$177,414

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of September 30, 2022 and December 31, 2021.

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$197,901	$—	$—	$197,901
Commercial paper	—	35,899	—	35,899
Marketable securities:
U.S. Treasury securities	51,937	—	—	51,937
Yankee bonds	8,232	—	—	8,232
Agency bonds	8,743	—	—	8,743
Municipal bonds	11,758	—	—	11,758
Commercial paper	—	6,945	—	6,945
Asset-backed securities	—	29,607	—	29,607
Corporate bonds	—	60,192	—	60,192
Total	$278,571	$132,643	$—	$411,214

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and nine months ended September 30, 2022 and September 30, 2021.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, are considered reasonable estimates of their respective fair values at September 30, 2022 and December 31, 2021 due to their short-term nature.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill, and long-lived assets in connection with periodic evaluations for potential impairment. The Company estimates the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.
Note 5. Goodwill and Intangible Assets
The following table summarizes the carrying amounts of goodwill by segment at September 30, 2022 and December 31, 2021 (in thousands):

	Clinical Services	Pharma Services	Total
Balance at December 31, 2021	$462,603	$64,512	$527,115
Adjustment(1)	(3,821)	(528)	(4,349)
Balance at September 30, 2022	$458,782	$63,984	$522,766
(1) During the third quarter of 2022, we recorded a $4.3 million decrease to goodwill and corresponding decrease to deferred income tax liabilities, net, on the Consolidated Balance Sheets to correct an immaterial error related to a prior period. The error was not material to any previously reported annual or interim consolidated financial statements.
Intangible assets consisted of the following (in thousands):

		September 30, 2022
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$53,172	$89,929
Developed Technology	10 - 15	310,226	27,787	282,439
Marketing Assets	4	549	204	345
Trademarks	15	31,473	2,699	28,774
Trade Name	5	2,584	670	1,914
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$84,532	$416,848

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		December 31, 2021
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$45,756	$97,345
Developed Technology	10 - 15	310,226	11,798	298,428
Marketing Assets	4	549	100	449
Trademarks	15	31,473	1,125	30,348
Trade Name	5	2,584	276	2,308
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$59,055	$442,325

The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarizes the amortization expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of intangibles included in cost of revenue	$4,853	$4,825	$14,559	$5,554
Amortization of intangibles included in general and administrative expenses	3,637	3,649	10,911	9,129
Total amortization of intangibles	$8,490	$8,474	$25,470	$14,683
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of September 30, 2022 is as follows (in thousands):

Remainder of 2022	$8,490
2023	33,962
2024	33,961
2025	33,858
2026	33,547
Thereafter	259,583
Total	$403,401

Note 6. Debt
2028 Convertible Senior Notes
On January 11, 2021, the Company completed the sale of $345.0 million of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2022. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the third quarter of 2022. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2022. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the fourth quarter of 2022. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $8.61 on September 30, 2022.
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2022. The interest expense recognized on the 2028 Convertible Notes includes $0.7 million, $1.1 million and $25,300 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2022. The interest expense

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,400 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2021. The interest expense recognized on the 2028 Convertible Notes includes $0.6 million, $1.0 million and $23,700 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2021. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
At September 30, 2022, the estimated fair values (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $217.4 million. At December 31, 2021, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $297.6 million.
2025 Convertible Senior Notes
On May 4, 2020, the Company completed the sale of $201.3 million of Convertible Senior Notes with a stated interest rate of 1.25% and a maturity date of May 1, 2025 (the “2025 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2022. Based on the terms of the 2025 Convertible Notes, the holders could not have converted all or a portion of their 2025 Convertible Notes in the third quarter of 2022. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2022. Based on the terms of the 2025 Convertible Notes, the holders cannot convert all or a portion of their 2025 Convertible Notes in the fourth quarter of 2022. The value of the 2025 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $8.61 on September 30, 2022.
The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $37,200 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2022. The interest expense recognized on the 2025 Convertible Notes includes $1.9 million, $0.9 million and $0.1 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2022. The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $36,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2021. The interest expense recognized on the 2025 Convertible Notes includes $1.9 million, $0.9 million and $0.1 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2021. The effective interest rate on the 2025 Convertible Notes is 1.96%, which includes the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
At September 30, 2022, the estimated fair values (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $171.1 million. At December 31, 2021, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $238.9 million.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 7. Stock-Based Compensation
The Company recorded approximately $4.3 million and $5.2 million for stock-based compensation in general and administrative expenses on the Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021, respectively, and approximately $20.0 million and $12.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Stock Options
A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	2,961,195	$25.46
Options granted	3,849,603	$14.94
Less:
Options exercised	804,555	$11.35
Options forfeited	1,758,886	$28.75
Options outstanding at September 30, 2022	4,247,357	$17.23
Exercisable at September 30, 2022	1,019,075	$24.91
The fair value of each stock option award granted during the nine months ended September 30, 2022 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Nine Months Ended September 30, 2022
Expected term (in years)	3.0 - 5.5
Risk-free interest rate (%)	1.4% - 3.4%
Expected volatility (%)	42% - 60%
Dividend yield (%)	—
Weighted average grant date fair value per share	$6.51

As of September 30, 2022, there was approximately $14.8 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 2.2 years.
Restricted Stock Awards
A summary of the restricted stock activity under the Company’s plans for the nine months ended September 30, 2022 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	851,403	$36.00
Granted	2,477,418	$14.58
Vested	(311,055)	$36.71
Forfeited	(1,022,904)	$27.10
Nonvested at September 30, 2022	1,994,862	$13.84
As of September 30, 2022, there was approximately $19.8 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 2.2 years.
Modification of Stock Option and Restricted Stock Awards
In the second quarter of 2022, upon the Chief Legal Officer’s departure from the Company and in accordance with the terms of the Chief Legal Officer’s employment agreement, 41,487 previously granted time-based vesting stock option awards and 76,138 previously granted time-vesting restricted stock awards accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as a modification, and recognized $2.2 million of incremental stock-based compensation which consisted of $0.3 million and $1.9 million for the acceleration of stock option awards and restricted stock

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
awards, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2022. There were no such amounts for the three months ended September 30, 2022.
In the first quarter of 2022, upon the Chief Executive Officer’s departure from the Company and in accordance with the terms of the Chief Executive Officer’s separation agreement, 237,960 previously granted time-based vesting stock option awards and 142,302 previously granted time-vesting restricted stock awards accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as a modification, and recognized $5.9 million of incremental stock-based compensation which consisted of $2.3 million and $3.6 million for the acceleration of stock option awards and restricted stock awards, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2022. There were no such amounts for the three months ended September 30, 2022.
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
Clinical Services Revenue
The Company’s specialized diagnostic services are performed based on a written test requisition form or electronic equivalent. The performance obligation is satisfied and revenues are recognized once the diagnostic services have been performed and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including client direct billing, commercial insurance, Medicare and other government payers, and patients. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience and other anticipated adjustments, including anticipated payer denials. Collection of consideration the Company expects to receive typically occurs within 90 to 120 days of billing for commercial insurance, Medicare and other governmental and self-pay payers and within 60 to 90 days of billing for client payers.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

	September 30, 2022	December 31, 2021
Current pharma contract assets (1)	$2,679	$1,738
Long-term pharma contract assets (2)	257	236
Total pharma contract assets	$2,936	$1,974

Current pharma capitalized commissions (1)	$106	$109
Long-term pharma capitalized commissions (2)	1,527	882
Total pharma capitalized commissions	$1,633	$991

Current pharma contract liabilities	$6,386	$5,192
Long-term pharma contract liabilities (3)	1,128	917
Total pharma contract liabilities	$7,514	$6,109
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
Revenue recognized for the three and nine months ended September 30, 2022 related to Pharma contract liability balances outstanding at the beginning of the period was $0.7 million and $4.8 million, respectively. Revenue recognized for the three and nine months ended September 30, 2021 related to Pharma contract liability balances outstanding at the beginning of the period was $0.4 million and $4.2 million, respectively. Amortization of capitalized commissions for the three and nine months ended September 30, 2022 was $0.3 million and $0.6 million, respectively. Amortization of capitalized commissions for the three and nine months ended September 30, 2021 was $0.2 million and $0.9 million, respectively.
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
The following table details the disaggregation of revenue for both the Clinical and Pharma Services Segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Clinical Services:
Client direct billing	$73,234	$64,195	$208,123	$188,040
Commercial Insurance	17,105	19,539	53,904	58,642
Medicare and Medicaid	15,795	18,295	48,427	52,929
Self-Pay	28	198	134	508
Total Clinical Services	$106,162	$102,227	$310,588	$300,119
Pharma Services:	22,620	19,113	60,435	58,478
Total Revenue	$128,782	$121,340	$371,023	$358,597

Note 9. Income Taxes

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Cumulative loss in recent years is commonly defined as a three-year cumulative loss position. As of September 30, 2022, the Company’s U.S. ongoing operations were in a three-year cumulative loss position. Management determined that sufficient objectively verifiable positive evidence did not exist to overcome the negative evidence of the Company’s U.S. cumulative loss position. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three and nine months ended September 30, 2022, includes the unfavorable impact of a valuation allowance against the Company’s deferred income tax assets expected to be created in 2022 for additional U.S. net operating loss and tax credit carryforwards.
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
The following table shows the calculations (in thousands, except net loss per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET (LOSS) INCOME	$(36,852)	$(20,348)	$(121,563)	$33,412

Basic weighted average shares outstanding	124,425	122,559	124,055	119,087
Dilutive effect of stock options	—	—	—	2,077
Dilutive effect of restricted stock awards	—	—	—	192
Dilutive effect of Convertible Notes due 2025	—	—	—	—
Dilutive effect of Convertible Notes due 2028	—	—	—	—
Diluted weighted average shares outstanding	124,425	122,559	124,055	121,356

Basic net (loss) income per share	$(0.30)	$(0.17)	$(0.98)	$0.28
Diluted net (loss) income per share	$(0.30)	$(0.17)	$(0.98)	$0.28

The following potential dilutive shares were excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	45	1,811	272	—
Restricted stock awards	295	201	266	—
2025 Convertible Notes	5,538	5,538	5,538	5,538
2028 Convertible Notes	5,215	5,215	5,215	5,101

In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $29.3 million. The potential effect of the Capped Call Transactions were excluded from the calculation of diluted net loss per share in the three and nine months ended September 30, 2022 as the Company’s closing price on September 30, 2022 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net loss per share as they are anti-dilutive.

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
Regulatory Matter
With the assistance of outside counsel, the Company is voluntarily conducting an internal investigation that focuses on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s review of this matter is ongoing. The Company has a reserve of $11.2 million in other long-term liabilities as of September 30, 2022 and December 31, 2021 on the Consolidated Balance Sheets for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the ongoing investigation and interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. The Company was notified on June 30, 2022 that the Department of Justice (“DOJ”) will be participating in the investigation of this matter. At this time, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, DOJ, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.

Note 12. Related Party Transactions
On May 22, 2020, the Company formed a strategic alliance with Inivata and entered into a Strategic Alliance Agreement and Laboratory Services Agreement whereas Inivata, prior to the Inivata Acquisition Date, would render and perform certain laboratory testing which the Company made available to customers. In connection with this agreement, Inivata provided $0.8 million of testing services to the Company recorded in cost of revenue in the Consolidated Statements of Operations for the nine months ended September 30, 2021 through the Inivata Acquisition Date.
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
The Company has Pharma Services contracts with CytomX Therapeutics, Inc., an entity with whom a director of the Company, Dr. Alison L. Hannah, was an officer at until September 2022, and the Company’s former Chief Legal Officer, Halley E.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Gilbert, is a director. In connection with these contracts, the Company recognized $0.1 million and $0.5 million of revenue in the Consolidated Statements of Operations for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, the Company recognized revenue in the Consolidated Statements Operations of $0.2 million and $0.4 million, respectively.
The Company has Pharma Services contracts with HOOKIPA Pharma, Inc., an entity with whom a director of the Company, Michael A. Kelly, is a director. In connection with these contracts, the Company recognized $0.3 million of revenue in the Consolidated Statements of Operations for both the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company recognized revenue in the Consolidated Statements of Operations of $0.2 million and $0.4 million, respectively.

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
The following table summarizes the segment information (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues:
Clinical Services	$106,162	$102,227	$310,588	$300,119
Pharma Services	22,620	19,113	60,435	58,478
Total revenue	128,782	121,340	371,023	358,597

Cost of revenue:
Clinical Services(1)	65,261	59,560	197,563	178,358
Pharma Services(2)	14,628	14,541	42,389	38,436
Total cost of revenue	79,889	74,101	239,952	216,794

Gross Profit:
Clinical Services	40,901	42,667	113,025	121,761
Pharma Services	7,992	4,572	18,046	20,042
Total gross profit	48,893	47,239	131,071	141,803

Operating expenses:
General and administrative	64,282	63,839	188,481	158,953
Research and development	7,312	7,409	23,651	13,360
Sales and marketing	16,809	15,704	50,179	46,677
Total operating expenses	88,403	86,952	262,311	218,990
Loss from operations	(39,510)	(39,713)	(131,240)	(77,187)
Interest expense, net	139	1,296	2,366	3,375
Other (income) expense, net	(25)	(89)	212	(431)
Gain on investment in and loan receivable from non-consolidated affiliate, net	—	(17,750)	—	(109,260)
(Loss) income before taxes	(39,624)	(23,170)	(133,818)	29,129
Income tax benefit	(2,772)	(2,822)	(12,255)	(4,283)
Net (loss) income	$(36,852)	$(20,348)	$(121,563)	$33,412
(1) Clinical Services cost of revenue for both the three months ended September 30, 2022 and September 30, 2021 includes $4.3 million of amortization of acquired Inivata developed technology intangible assets. Clinical Services cost of revenue for the nine months ended September 30, 2022 include $12.8 million of amortization of acquired Inivata developed technology intangible assets. Clinical Services cost of revenue for the nine months ended September 30, 2021 include write-offs of $5.3 million for COVID-19 PCR testing inventory and $5.0 million of amortization of acquired Inivata developed technology intangible assets.
(2) Pharma Services cost of revenue for both the three months ended September 30, 2022 and September 30, 2021 include $0.6 million of amortization of acquired Inivata developed technology intangible assets. Pharma Services cost of revenue for the nine months ended September 30, 2022 and September 30, 2021 includes $1.8 million and $0.6 million of amortization, respectively, of acquired Inivata developed technology intangible assets.

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
The impact from the COVID-19 pandemic and the related disruptions have had a significant adverse impact on our results of operations, volume growth rates and test volumes in 2021 and in the first three quarters of 2022. For example, our Pharma Services customers are facing challenges in recruiting patients and in conducting clinical trials for which our tests could be utilized. Demand may fluctuate depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Such events may result in business disruption, reduced revenues and a decreased number of tests, any of which could materially affect our business, financial condition, and results of operations.
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
As of September 30, 2022, the Company operates CAP accredited and CLIA certified laboratories in Fort Myers and Tampa, Florida; Aliso Viejo and Carlsbad, California; Research Triangle Park, North Carolina; Houston, Texas; Atlanta, Georgia; Nashville, Tennessee; and Phoenix, Arizona; and CAP accredited laboratories in Rolle, Switzerland; Singapore and China. We currently offer the following types of testing services:
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
We are a leading provider of Molecular and NGS testing for oncology. These tests are interpreted by NeoGenomics’ team of Molecular experts and are often ordered in conjunction with other testing modalities. NGS panels are one of our fastest growing testing areas and clients can often receive a significant amount of biomarker information from very limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. We have one of the broadest Molecular menus in the industry and our targeted NeoTYPE panels include genes relevant to a particular cancer type, as well as other complementary tests such as IHC and FISH. In addition, we offer molecular-only NGS targeted and comprehensive panels which combine DNA and RNA into a single work stream in order to report a full spectrum of genomic alterations, including mutation, fusions, copy number variations, and gene expression. This comprehensive menu means that NeoGenomics can be a “one-stop shop” for our clients who can get all of their oncology testing needs satisfied by our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. The acquisition of Inivata provided us with oncology Liquid Biopsy technology capabilities. InVisionFirst®-Lung is a highly sensitive, targeted plasma-based assay for patients with non-small cell lung cancer, and RaDaR™ is an industry-leading liquid biopsy assay designed to detect residual disease and recurrence in plasma samples from patients with solid tumor malignancies. We expect our Molecular laboratory and NGS capabilities to be a key growth driver in the coming years.

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
World-class Medical and Scientific Team
Our team of medical professionals and PhDs are specialists in the field of genetics, oncology and pathology. As of September 30, 2022, we employed or contracted with approximately 180 MDs and PhDs. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories. Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases. For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to pharmaceutical companies.
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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months Ended September 30, 2022 as Compared to the Three and Nine Months Ended September 30, 2021
The following table presents the Consolidated Statements of Operations as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue(1)	62.0%	61.1%	64.7%	60.5%
Gross profit	38.0%	38.9%	35.3%	39.5%
Operating expenses:
General and administrative	49.9%	52.6%	50.8%	44.3%
Research and development	5.7%	6.1%	6.4%	3.7%
Sales and marketing	13.1%	12.9%	13.5%	13.0%
Total operating expenses	68.7%	71.6%	70.7%	61.0%
Loss from operations	(30.7)%	(32.7)%	(35.4)%	(21.5)%
Interest expense, net	0.1%	1.1%	0.6%	0.9%
Other expense (income), net	—%	(0.2)%	0.1%	(0.1)%
Gain on investment in and loan receivable from non-consolidated affiliate, net	—%	(14.6)%	—%	(30.5)%
(Loss) income before taxes	(30.8)%	(19.0)%	(36.1)%	8.2%
Income tax benefit	(2.2)%	(2.3)%	(3.3)%	(1.2)%
Net (loss) income	(28.6)%	(16.7)%	(32.8)%	9.4%
 (1) Cost of revenue for the three months ended September 30, 2022 and September 30, 2021 includes $4.9 million and $4.8 million, respectively, of amortization of acquired Inivata developed technology intangible assets. Cost of revenue for the nine months ended September 30, 2022 includes $14.6 million of amortization of acquired Inivata developed technology intangible assets. Cost of revenue for the nine months ended September 30, 2021 includes $5.6 million of amortization of acquired Inivata developed technology intangible assets and write-offs of $5.3 million for COVID-19 PCR testing inventory.
Clinical and Pharma Services net revenues for the periods presented are as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net revenue:
Clinical Services	$106,162	$102,227	$3,935	3.8%	$310,588	$300,119	$10,469	3.5%
Pharma Services	22,620	19,113	3,507	18.3%	60,435	58,478	1,957	3.3%
Total revenue	$128,782	$121,340	$7,442	6.1%	$371,023	$358,597	$12,426	3.5%
Revenue
Consolidated revenues increased $7.4 million, or 6.1%, year-over-year. Clinical Services revenue for the three and nine months ended September 30, 2022 increased $3.9 million and $10.5 million, respectively, when compared to the same periods in 2021. Increases in Clinical Services revenue reflects an increase in average unit price due to strategic reimbursement initiatives and a more favorable test mix.
Pharma Services revenue for the three and nine months ended September 30, 2022 increased $3.5 million and $2.0 million, respectively, compared to the same periods in 2021 due to the timing of project billings.
Cost of Revenue and Gross Profit
Cost of revenue includes payroll and payroll related costs for performing tests, maintenance and depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, and delivery and courier costs relating to the transportation of specimens to be tested.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated cost of revenue and gross profit metrics are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2022	2021	% Change	2022	2021	% Change
Cost of revenue:
Clinical Services(2)	$65,261	$59,560	9.6%	$197,563	$178,358	10.8%
Pharma Services(3)	14,628	14,541	0.6%	42,389	38,436	10.3%
Total cost of revenue	$79,889	$74,101	7.8%	$239,952	$216,794	10.7%
Cost of revenue as a % of revenue	62.0%	61.1%		64.7%	60.5%

Gross profit:
Clinical Services	$40,901	$42,667	(4.1)%	$113,025	$121,761	(7.2)%
Pharma Services	7,992	4,572	74.8%	18,046	20,042	(10.0)%
Total gross profit	$48,893	$47,239	3.5%	$131,071	$141,803	(7.6)%
Gross profit margin	38.0%	38.9%		35.3%	39.5%
(2) Clinical Services cost of revenue for both the three months ended September 30, 2022 and September 30, 2021 includes $4.3 million of amortization of acquired Inivata developed technology intangible assets. Clinical Services cost of revenue for the nine months ended September 30, 2022 includes $12.8 million of amortization of acquired Inivata developed technology intangible assets. Clinical Services cost of revenue for the nine months ended September 30, 2021 includes write-offs of $5.3 million for COVID-19 PCR testing inventory and $5.0 million of amortization of acquired Inivata developed technology intangible assets.
(3) Pharma Services cost of revenue for both the three months ended September 30, 2022 and September 30, 2021 includes $0.6 million of amortization of acquired Inivata developed technology intangible assets. Pharma Services cost of revenue for the nine months ended September 30, 2022 and September 30, 2021 includes $1.8 million and $0.6 million, respectively, of amortization of acquired Inivata developed technology intangible assets.
Consolidated cost of revenue increased for the three and nine months ended September 30, 2022 when compared to the same periods in 2021 primarily due to higher payroll and payroll-related costs and the amortization of acquired Inivata developed technology intangible assets. The cost of revenue in the first quarter of 2021 included write-offs of $5.3 million for inventory due to the exit from COVID-19 PCR testing. There were no such inventory write-offs for the three months ended September 30, 2021 and the three and nine months ended September 30, 2022.
Gross profit margin for the three and nine months ended September 30, 2022 was 38.0% and 35.3%, respectively, compared to 38.9% and 39.5%, respectively, in the same periods of 2021. The decreases of 0.9% and 4.2% for the three and nine months ended September 30, 2022, respectively, are primarily due to amortization of acquired Inivata developed technology intangible assets and higher payroll and payroll-related costs.
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
Consolidated general and administrative expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
General and administrative	$64,282	$63,839	$443	0.7%	$188,481	$158,953	$29,528	18.6%
As a % of revenue	49.9%	52.6%			50.8%	44.3%
General and administrative expenses increased $0.4 million for the three months ended September 30, 2022, when compared to the same period in 2021. This increase was primarily due to $4.4 million of higher payroll and payroll-related costs, $2.8 million of net loss on disposal of assets, $2.2 million of consulting fees related to Project Catalyst (our value capture program), and $2.1 million of relocation costs for our new Chief Executive Officer. These increases in general and administrative expenses for the three months ended September 30, 2022 were partially offset by a decrease when compared to the same period in 2021 of $10.5 million of loss contingency for a regulatory matter and $0.8 million of facilities costs.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses increased $29.5 million for the nine months ended September 30, 2022, when compared to the same period in 2021. This increase was partially due to $10.8 million for the Inivata and Trapelo Health subsidiaries which were acquired in the second quarter of 2021 and a net increase in non-cash stock-based compensation expenses of $7.6 million, which included incremental stock-based compensation for the acceleration of stock option and restricted stock awards upon the Chief Executive Officer and Chief Legal Officer’s departures. Excluding the increase in general and administrative expenses for the Inivata and Trapelo Health subsidiaries, general and administrative expenses also increased by $6.7 million of payroll and payroll-related costs, $5.5 million of professional fees, $4.1 million of investments in technology, $2.9 million of severance costs primarily related to the prior Chief Executive Officer and Chief Legal Officer’s departures, $2.2 million in consulting fees related to Project Catalyst (our value capture program), $2.1 million of relocation costs for our new Chief Executive Officer, $1.8 million of depreciation, $1.7 million of net loss on disposal of assets, and $1.5 million of facilities costs. These increases in general and administrative expenses for the nine months ended September 30, 2022 were partially offset by a decrease when compared to the same period in 2021 of $10.5 million of loss contingency for a regulatory matter and $11.4 million of acquisition transaction costs related to the acquisitions of Inivata and Trapelo that occurred in the second quarter of 2021.
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, including payroll and payroll related costs, maintenance of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$7,312	$7,409	$(97)	(1.3)%	$23,651	$13,360	$10,291	77.0%
As a % of revenue	5.7%	6.1%			6.4%	3.7%

Research and development expenses were flat for the three months ended September 30, 2022 when compared to the same period in 2021 and primarily include research and development expenses for the Inivata subsidiary which was acquired in June of 2021. Research and development expenses increased $10.3 million for the nine months ended September 30, 2022 when compared to the same period in 2021. This increase primarily reflects an increase in research and development expenses for the Inivata subsidiary which was acquired in June of 2021.
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
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Sales and marketing	$16,809	$15,704	$1,105	7.0%	$50,179	$46,677	$3,502	7.5%
As a % of revenue	13.1%	12.9%			13.5%	13.0%

Sales and marketing expenses increased $1.1 million and $3.5 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. These increases primarily reflect an increase in payroll and payroll-related costs due to the expansion of our precision medicine sales team.
We expect higher commissions expense in the coming quarters as our sales representatives continue generating new business in both of our business segments. We expect our sales and marketing expenses over the long term to align with changes in revenue.
Interest Expense, net
Net interest expense decreased $1.2 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Interest expense reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually. For further details regarding the convertible notes, please refer to Note 6. Debt, in the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gain on Investment In and Loan Receivable from Non-Consolidated Affiliate, net
The Company recorded a gain on investment in and loan receivable from non-consolidated affiliate, net, within the Company’s Consolidated Statements of Operations of $17.8 million and $109.3 million in the three and nine months ended September 30, 2021, respectively, for the excess of the acquisition-date fair value of the Company’s previously-held equity interest, Purchase Option, and Line of Credit over their carrying values. There were no such amounts for the three and nine months ended September 30, 2022. For further details regarding the previously-held equity investment, purchase option in Inivata and the related gain, please refer to Note 3. Acquisitions, in the accompanying notes to the unaudited Consolidated Financial Statements.
Net (Loss) Income Per Share
The following table provides consolidated net (loss) income for each period along with the computation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except net (loss) income per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET (LOSS) INCOME	$(36,852)	$(20,348)	$(121,563)	$33,412

Basic weighted average shares outstanding	124,425	122,559	124,055	119,087
Diluted weighted average shares outstanding	124,425	122,559	124,055	121,356

Basic net (loss) income per share	$(0.30)	$(0.17)	$(0.98)	$0.28
Diluted net (loss) income per share	$(0.30)	$(0.17)	$(0.98)	$0.28

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
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income from continuing operations before: (i) interest expense, (ii) tax (benefit) or expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation expense, and, if applicable in a reporting period, (v) acquisition and integration related expenses, (vi) write-off of COVID-19 PCR testing inventory and equipment, (vii) gain on investment in and loan receivable from non-consolidated affiliate, net, (viii) CEO transition costs, (ix) loss contingency for regulatory matter, and (x) other significant or non-operating (income) or expenses, net.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a reconciliation of GAAP net (loss) income to Non-GAAP EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income (GAAP)	$(36,852)	$(20,348)	$(121,563)	$33,412
Adjustments to net (loss) income:
Interest expense, net	139	1,296	2,366	3,375
Income tax benefit	(2,772)	(2,822)	(12,255)	(4,283)
Depreciation	8,973	8,178	25,894	21,807
Amortization of intangibles	8,490	8,474	25,470	14,683
EBITDA (non-GAAP)	$(22,022)	$(5,222)	$(80,088)	$68,994
Further adjustments to EBITDA:
Acquisition and integration related expenses	197	1,533	2,479	13,345
Write-off of COVID-19 PCR testing inventory and equipment	—	—	—	6,061
CEO transition costs	2,792	11	4,518	575
Non-cash stock-based compensation expense	4,280	5,237	20,009	12,396
Gain on investment in and loan receivable from non-consolidated affiliate, net	—	(17,750)	—	(109,260)
Loss contingency for regulatory matter	—	10,500	—	10,500
Other significant (income) expenses, net(1)	3,195	2,578	6,240	3,013
Adjusted EBITDA (non-GAAP)	$(11,558)	$(3,113)	$(46,842)	$5,624
(1) For the three months ended September 30, 2022, other significant (income) expenses, net, includes consulting fees related to Project Catalyst (our value capture program), fees related to a regulatory matter and other non-recurring items. For the three months ended September 30, 2021, other significant (income) expenses, net, includes strategic deal costs, moving costs and other non-recurring items. For the nine months ended September 30, 2022, other significant (income) expenses, net, includes fees related to a regulatory matter, consulting fees related to Project Catalyst (our value capture program), moving costs, a gain on the sale of a building and other non-recurring items. For the nine months ended September 30, 2021, other significant (income) expenses, net, includes strategic deal costs, moving costs, and other non-recurring items.

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 as well balances of cash and cash equivalents and working capital:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(62,308)	$(6,947)
Investing activities	1,580	$(622,784)
Financing activities	10,027	$722,825
Net change in cash, cash equivalents and restricted cash	(50,701)	93,094
Cash, cash equivalents and restricted cash, beginning of period	$316,827	$250,632
Cash, cash equivalents and restricted cash, end of period	$266,126	$343,726
Working Capital (1), end of period	$518,357	$617,193
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the nine months ended September 30, 2022, cash used in operating activities was $62.3 million compared to $6.9 million in the same period in 2021. This $55.4 million increase was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, and other non-cash charges) which resulted in $26.5 million of higher cash used by operating activities year-over-year, as well as a $28.8 million year-over-year increase in cash used to fund net operating assets. The increase in cash used by operating activities in the nine months ended September 30, 2022 compared to the same period in 2021 reflects cash used to fund the operating activities of our Inivata subsidiary which was acquired in June of 2021 and higher payroll and payroll-related costs to support our strategic growth initiatives.
Cash Flows from Investing Activities
During the nine months ended September 30, 2022, cash provided by investing activities was $1.6 million compared to $622.8 million of cash used in investing activities in the same period in 2021. This change was primarily due to a $419.4 million decrease in net cash used in business acquisitions, a $107.0 million decrease in purchases of marketable securities and a $45.1 million increase in sales and maturities of marketable securities year-over-year.
Cash Flows from Financing Activities
During the nine months ended September 30, 2022, cash provided by financing activities was $10.0 million compared to $722.8 million in the same period in 2021. The cash provided by financing activities during the nine months ended September 30, 2022 consisted of $10.7 million for the net issuance of common stock offset by $0.7 million used for the repayment of equipment financing obligations. The primary reason for the decrease in cash provided by financing activities year-over-year was that there were no convertible debt or equity offerings in the nine months ended September 30, 2022. Comparatively, the nine months ended September 30, 2021 had convertible debt net proceeds of $334.4 million and equity offering net proceeds of $408.1 million, partially offset by $29.3 million of premiums paid for capped call confirmations.
Liquidity Outlook
We had $266.1 million in unrestricted cash and cash equivalents as of September 30, 2022 in addition to $177.4 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities and cash collections are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital and capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
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
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2022 will be in the range of $30.0 million to $40.0 million. During the nine months ended September 30, 2022, we purchased, with cash, approximately $26.4 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash and financing.
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
Goodwill
We evaluate goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

carrying amount, management performs a quantitative goodwill impairment test. The quantitative analysis is performed by comparing the fair value of the reporting unit to its carrying value. If the carrying value is greater than the estimate of fair value, an impairment loss will be recognized for the amount in which the carrying amount exceeds the reporting unit’s fair value. We estimate the fair values of our reporting units using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data.
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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on September 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we do not believe that we have a material financial market risk exposure and do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. While we believe our marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None for the quarterly period ended September 30, 2022 that have not previously been included in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	115	$8.69	—	—
August 1, 2022 - August 31, 2022	108	$11.15	—	—
September 1, 2022 - September 30, 2022	208	$10.02	—	—
Total	431		—	—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1*	Retention Agreement, dated October 19, 2022, by and between NeoGenomics, Inc. and Cynthia Dieter.

10.2*	Amendment to Employment Agreement, dated August 15, 2022, by and between NeoGenomics, Inc. and Christopher Smith.

10.3*
Employment Agreement, executed July 20, 2022, by and between NeoGenomics, Inc. and Christopher Smith. (Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on July 21, 2022).

10.4*
Settlement Agreement, dated as of July 11, 2022, by and between Inivata Limited and Clive Morris. (Incorporated by reference to the Company's Current Report on Form 8-K/A as filed with the SEC on July 18, 2022).

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

Date: November 8, 2022	NEOGENOMICS, INC.

	By:	/s/ Christopher M. Smith
	Name:	Christopher M. Smith
	Title:	Director and Chief Executive Officer

	By:	/s/ William B. Bonello
	Name:	William B. Bonello
	Title:	Chief Financial Officer