Form 10-K
period 2022-12-31
NEOGENOMICS INC
filed 2023-02-24
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     ☐   Yes     ☒   No
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $755 million, based on the closing price of the registrant’s common stock of $8.15 per share on June 30, 2022.
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of February 20, 2023: 127,457,980.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEOGENOMICS, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2022

Table of Contents	NEOGENOMICS, INC.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intends,” “may,” “plan,” “potential,” “project,” “will,” “would,” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements address various matters, including the Company’s strategy, future operations, future financial position, future revenues, changing reimbursement levels from government payers and private insurers, projected costs, prospects and plans, and objectives of management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth below under “Risk Factors Summary” and in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”).
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
Trademarks
The “NeoGenomics”, “Genoptix”, “Clarient”, and “Inivata” company names and logos have been trademarked with the United States Patent and Trademark Office. We have trademarked or have applications pending for the brand names NEOARRAY, NEOLAB, NEOLINK, NEOSITE, NEOTYPE, CHART, COMPASS, FLEXREPORT, HEMEFISH, MULTIOMYX, NEOVUE, NEONET, NEOPATH, NEOSCORE, NEOACCELERATE, NEOENGAGE, NEOPIXEL, NEONUCLEUS, NEOUNIVERSITY, PATHSITE, QUICKPATH, TAM-SEQ, ETAM-SEQ, INVISION, INVISIONFIRST, INVISIONSCAN, INVISIONFIRST-LUNG, RADAR, and NEORADAR. We also have trademarked or have pending trademarks for the marketing slogans “TAKING CANCER PERSONALLY”, “UNIVERSAL FUSION EXPRESSION”, “NEOGENOMICS EUROPE”, and “WHERE PASSION MEETS PURPOSE”. Any other trademarks, registered marks and trade names appearing in this annual report on Form 10-K are the property of their respective holders.

Table of Contents	NEOGENOMICS, INC.
PART I
ITEM 1. BUSINESS
NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Parent Company” or collectively with its subsidiaries as “NeoGenomics”, “we”, “us”, “our”, or the “Company” in this Annual Report) is the registrant for SEC reporting purposes. Our common stock is listed on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “NEO”.
Overview
We provide a wide range of oncology diagnostic testing and consultative services which include technical laboratory services and professional interpretation of laboratory test results by licensed physicians who specialize in pathology and oncology. We operate a network of cancer-focused testing laboratories in the United States, Europe and Asia. Our mission is to save lives by improving patient care. Our vision is become the world’s leading cancer testing, information, and decision support company by providing uncompromising quality, exceptional service, and innovative solutions.
As of December 31, 2022, the Company operated College of American Pathologists (“CAP”) accredited and Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified laboratories in Fort Myers, Florida; Aliso Viejo and San Diego, California; Research Triangle Park, North Carolina; and Houston, Texas; and CAP accredited full-service, sample-processing laboratories in Rolle, Switzerland; Singapore and China. CAP accreditation is pending in Cambridge, United Kingdom. We also have several, small, non-processing laboratory locations across the United States for providing analysis services. We currently offer the following types of testing services:
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

Table of Contents	NEOGENOMICS, INC.
include primary diagnosis, in which a sample is received for processing and our pathologists provide the initial diagnosis; or may include secondary consultations, in which slides and/or tissue blocks are received from an outside institution for second opinion. In the latter setting, the expert pathologists at NeoGenomics assist our client pathologists on their most difficult and complex cases.
Reportable Segments
We have analyzed our reporting structure, the information available to our Chief Operating Decision Maker (“CODM”) and the information being used to make strategic decisions and have identified two primary types of customers: Clinical and Pharma. Our Clinical customers include community-based pathology and oncology practices, hospital pathology labs, reference labs, and academic centers. Our Pharma customers include pharmaceutical companies to whom we provide testing and other services to support their research studies and clinical trials.
In 2022, our Clinical Services segment accounted for 82% of consolidated revenue and our Pharma Services segment accounted for 18% of consolidated revenue. Please refer to Note 20. Segment Information, to our Consolidated Financial Statements included in this Annual Report for further financial information about these segments.
Clinical Services Segment
The clinical cancer testing services we offer to community-based pathologists and oncologists are designed to be a natural extension of, and complementary to, the services that they perform within their own practices. We believe our relationship as a non-competitive partner to community-based pathology practices, hospital pathology labs, reference labs, and academic centers can empower them to expand their breadth of testing to provide a menu of services that could match or exceed the level of service found in any center of excellence around the world. Community-based pathology practices and hospital pathology labs may order certain testing services on a technical component only (“TC” or “tech-only”) basis, which allows them to participate in the diagnostic process by performing the professional component (“PC”) interpretation services without having to hire laboratory technologists or purchase the sophisticated equipment needed to perform the technical component of the tests. We also support our pathology clients with interpretation and consultative services using our own specialized team of pathologists for difficult or complex cases and we provide overflow interpretation services when requested by clients.
We are a leading provider of Molecular and NGS testing. These tests are interpreted by NeoGenomics’ team of Molecular experts and are often ordered in conjunction with other testing modalities. NGS panels are one of our fastest growing testing areas and clients can often receive a significant amount of biomarker information from very limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. We have a broad Molecular testing menu and our targeted NeoTYPE panels include genes relevant to a particular cancer type. These tests are complemented by IHC and FISH tests. In addition, we offer molecular-only NGS targeted and comprehensive panels which combine DNA and RNA into a single work stream in order to report a full spectrum of genomic alterations, including mutations, fusions, copy number variations, and gene expression. This comprehensive menu means that our clients can get most of their oncology testing needs satisfied by our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. The acquisition of Inivata provided us with oncology Liquid Biopsy technology capabilities. InVisionFirst®-Lung is a highly sensitive, targeted plasma-based assay for patients with non-small cell lung cancer, and RaDaR® is an industry-leading liquid biopsy assay designed to detect residual disease and recurrence in plasma samples from patients with solid tumor malignancies. We expect our Molecular laboratory and NGS capabilities to be a key growth driver in the coming years.
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

Table of Contents	NEOGENOMICS, INC.
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
Whether serving as the single contract research organization or partnering with one, our Pharma Services team provides significant technical expertise, working closely with our customers to support each stage of clinical trial development. Each trial we support comes with rapid turnaround time, dedicated project management and quality assurance oversight. We have experience in supporting submissions to the Federal Drug Administration (“FDA”) for companion diagnostics. Our Pharma Services strategy is focused on helping to bring more effective oncology treatments to market through providing world-class laboratory services in oncology to key pharmaceutical companies in the industry.
We believe that we are well positioned to service Pharma sponsors across the full continuum of the drug development process. Our Pharma Services team can work with these sponsors during the basic research and development phase as compounds come out of translational research departments, as well as work with clients from Phase I, Phase II and Phase III clinical trials as the sponsors work to demonstrate the efficacy of their drugs. The laboratory biomarker tests that are developed during this process may become companion diagnostic (“CDx”) tests, that will be used on patients to determine if they could respond to a certain therapy. We are able to offer these CDx tests to the market immediately after FDA approval as part of our Day 1 readiness program. This ability helps to speed the commercialization of a drug and can enable Pharma sponsors to reach patients through our broad distribution channel in the Clinical Services segment.
We are committed to connecting patients with life-altering therapies and trials. In carrying out these commitments, we aim to provide transparency and choice to patients regarding the handling and use of their data through our Notice of Privacy Practices, and have invested in leading technologies to ensure the data we maintain is secure at all times. We are continuing to develop and broaden our informatics and data-related tools to leverage our unique market position and oncology expertise to help our stakeholders solve real-world problems such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers.
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

Table of Contents	NEOGENOMICS, INC.
clinicians to predict which treatment options a patient will be most likely to benefit from in order to deliver “personalized or precision medicine” that is optimized to that patient’s particular circumstances. Personalized or precision medicine better allows clinicians to know if a patient will or will not respond to certain cancer medications like Herceptin®, Keytruda®, PIQRAY®, and Opdivo®, among many others. In addition to the direct benefits to patients, the “precision medicine” approach allows the healthcare system to save money by ensuring that expensive cancer drugs are only given to those who will be most likely to benefit from them. This type of testing improves patient care and potentially saves lives by identifying optimized therapies much more rapidly than what was possible in previous years.
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
2023 Focus Areas:
We are committed to sustainable growth while transforming cancer care for patients and providers. Our focus for 2023 is to sustain a purpose driven culture that maintains excellence in service and performance while growing through innovation. We expect the following initiatives to allow the Company to continue on its path to become one of the world’s leading cancer testing and information companies:
Profitably Grow Core Business
•Grow volume and NGS mix;
•Improve turnaround time;
•Win on service;
•Expand and optimize commercial optimization; and
•Improve product offering.
Accelerate Advanced Diagnostics
•Execute clinical RaDaR™ (MRD) launch;
•Launch Neo Comprehensive, new NGS offering;
•Continue to improve Pharma growth and profitability; and
•Focus on enterprise data strategy.
Improve Profitability
•Increase productivity and efficiency;
•Manage general and administrative spend;
•Focused investments; and
•Prioritize revenue cycle management.
Competitive Strengths
In addition to the competitive strengths discussed below, we believe that our superior testing technologies and instrumentation, laboratory information system, client education programs and broad domestic and international presence also differentiates NeoGenomics from its competitors.

Table of Contents	NEOGENOMICS, INC.
Turnaround Times
We consistently focus on improving turnaround times for test results to our clients nationwide in the Clinical Services segment. By providing information to our clients in a timely manner, physicians can begin treating their patients as soon as possible. Timeliness of results by our Clinical Services segment is a driver of additional testing requests by referring physicians. Turnaround times allow for the performance of other adjunctive tests within an acceptable diagnosis window in order to augment or confirm results and more fully inform treatment options. Additionally, we believe that our rapid turnaround time on testing and our project milestones are a key factor in our Pharma Services segment.
Innovative Service Offerings
We believe we currently have the most extensive menu of tech-only FISH services in the country as well as extensive and advanced tech-only flow cytometry and IHC testing services. These types of testing services allow the professional interpretation component of a test to be performed and billed separately by our physician clients. Our tech-only services are designed to give pathologists the option to choose, on a case by case basis, whether they want to order only the technical component of testing so they can perform the professional interpretation, or order “global” services and receive a comprehensive test report which includes a NeoGenomics pathologist’s interpretation of the test results. Our clients appreciate the flexibility to access NeoGenomics’ medical staff for difficult or complex cases or when they are otherwise unavailable to perform professional interpretations.
We offer a comprehensive suite of technical and professional interpretation services to meet the needs of clients who are not credentialed and/or trained in interpreting various testing modalities and who require Neo pathology specialists to interpret their testing results. In our global service offerings, our lab performs the technical component of testing and our MDs and PhDs provide the professional component of testing by interpreting the results of those tests. Our professional staff is also available for post-test consultative services. Clients using our global service offering rely on the expertise of our medical team to give them the answers they need in a timely manner to help inform their diagnoses and treatment decisions.
Our Molecular and NGS test menus provide clients with the ability to order single gene molecular tests, targeted NeoTYPE panels that include the relevant actionable genes for a particular cancer type as well as large NGS panels. Our Pharma Services segment offers a full range of sequencing testing including whole exome and whole genome sequencing.
National Direct Sales Force
Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales team for the clinical cancer testing services is organized into nine regions – Northeast, Northwest, Mid-Atlantic, South, Southeast, Southwest, West, Great Lakes, and South Central. Our sales team will be focused on end-to-end client experience as a growth driver. Our Pharma Services segment has a dedicated team of business development specialists who are experienced in working with Pharma sponsors and helping them with the testing needs of their research and development projects as well as Phase I, II and III studies. These sales representatives utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated the key customer care functionality within our Laboratory Information Services (“LIS”) into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions. Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM. Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up. Our sales force educates clients on new test offerings and their proper utilization and our representatives are often seen as trusted advisors by our clients.
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
In our Pharma Services segment, we enter into both short-term and long-term contracts, ranging from one month to several years. While the volume of this testing is not as directly affected by seasonality as described above, the testing volume does vary based on the terms of the contract. Our volumes are often based on how quickly sponsors can get patient enrollees for their trials and seasonality can impact how quickly patients are enrolled. Many of our long-term contracts contain specific performance obligations where the testing is performed on a specific schedule. In addition, this results in backlog that can be

Table of Contents	NEOGENOMICS, INC.
significant and highly dependent on Pharma clinical trial enrollment, which continues to recover from the slowdown experienced due to the COVID-19 pandemic.
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
We intend to continue our efforts to gain market share by offering rapid turnaround times, a broad service menu, high-quality test reports, new tests including proprietary ones, enhanced post-test consultation services, and personal attention from our direct sales force. In addition, we believe our flexible reporting solutions, which enable clients to report out customized results in a secure, real-time environment, will allow us to continue to gain market share.
Our Pharma Services business competes against many other Contract Resource Organizations (“CROs”) and central reference laboratories. Many of these competitors are much larger and have a greater international presence than we do. Over the past few years, we have expanded our Pharma Services business into Europe and Asia at the request of our clients and we believe that our expansive oncology testing menu and our high level of service along with our international expansion will allow us to continue to gain market share in this segment.
Our Pharma Services segment competitors are numerous CROs. These competitors are larger than NeoGenomics and have global operations including operations in some regions where we do not yet have service capabilities. These laboratories may be more effective than us in gaining business for global clinical trials. Many clinical reference laboratories have also entered the space in support of clinical trials and the related laboratory testing. These reference laboratories are often willing to compete with lower pricing for smaller, more limited studies. We believe our strong scientific and medical team is a key differentiator where NeoGenomics is used as an advisor to the sponsors on their trials. Our extensive experience in anatomic pathology continues to result in our winning clinical trials business as sponsors trust our medical team and want them to closely oversee their trials. We believe our service focus and our molecular and IHC platforms, as well as our exclusive MultiOmyxTM platform will continue to lead to rapid growth in this segment.
Suppliers
We order our laboratory and research supplies from large national laboratory supply companies. While we do not depend on a concentrated, limited number of suppliers, we do rely on certain suppliers for specific reagents or other equipment, including sequencers. We have experienced increase in supply chain disruptions and delays in obtaining reagents and basic laboratory supplies in 2021 and 2022. While we do not believe a short-term disruption from any one of these suppliers would have a material effect on our business, it could result in short-term impact on our turnaround time or gross margin depending on the nature of or extent of the disruption.
Concentrations of Credit Risk
Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to which we provide a significant volume of our services, and to specific payers of our services such as Medicare and individual insurance companies.
Dependence on Major Clients
We market our services to pathologists, oncologists, other clinicians, hospitals, pharmaceutical companies, academic centers and other clinical laboratories throughout the United States, Europe and Asia. Our client base consists of a large number of geographically dispersed clients diversified across various customer types. For the years ended December 31, 2022, 2021 and 2020, no single client accounted for more than 10% of revenue.

Table of Contents	NEOGENOMICS, INC.
Payer Mix
The following table reflects our estimate of the breakdown of net clinical revenue by type of payer for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Client direct billing	67%	63%	63%
Commercial insurance	17%	19%	20%
Medicare and other government	16%	18%	17%
Total	100%	100%	100%
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
Human Capital Management
As of December 31, 2022, we had approximately 2,100 full-time equivalent employees and contracted pathologists.
World-Class Medical and Scientific Team
Our team of medical professionals and PhDs are specialists in the field of genetics, oncology and pathology. As of December 31, 2022, we employed or contracted with approximately 170 MDs and PhDs. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from many smaller laboratories. Our clinical customers look to our staff and their expertise and they often call our medical team on challenging cases. For our Pharma Services segment, many sponsors work with our medical team on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to pharmaceutical companies.
World-Class Culture
We promote a World-Class Culture through Employee Engagement, Training and Development, Wellness, Work-Life Balance, and Communication initiatives. Human capital management, including the recruitment and retention of a talented, diverse and highly motivated workforce, is an essential component of our strategy for long-term value creation. Our active approach to human capital management values and promotes diversity, development, and equal opportunity, among many other factors.
Our commitment to maintaining an excellent workplace includes investing in ongoing opportunities for employee development in a diverse and inclusive environment. In addition to gender and ethnic diversity and inclusion on our Board, diversity in gender and ethnicity is well-established within our workforce. As of December 31, 2022, women make up 58.0% of our global workforce, 19.0% of our workforce is in supervisory or higher positions, and of that 19.0%, 57.0% are female. With regard to the Company’s top two management tiers, 68% of our executive team and our vice presidents are women and 33.0% of our Board of Directors are women. Ethnicity is also strongly represented: 54.0% of our workforce and 22.0% of our Board of Directors are ethnically diverse.

Table of Contents	NEOGENOMICS, INC.
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
We are also committed to rewarding, supporting and developing our employees as they work toward our common purposes of saving lives by improving patient care. To that end, we offer a competitive comprehensive rewards package that includes competitive salaries, performance-based bonuses, equity grants, healthcare benefits, retirement savings plans, paid family leave, paid time off, wellness programs and discounts, tuition reimbursement and an Employee Assistance Program. We also drive high levels of performance and improvement by prioritizing training and development, and we motivate and develop our employees by providing them with opportunities for advancement and offering robust onsite and remote learning opportunities for employees at every stage in their career.
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
Licensure, Accreditation, and Quality Standards
The Company operates laboratories domestically in Arizona, California, Florida, Georgia, Illinois, North Carolina, Tennessee, and Texas, and internationally in China, Singapore, Switzerland and United Kingdom. The laboratories are licensed as required by the states or countries in which they are located. In addition, the laboratories in Fort Myers, Florida; Aliso Viejo and Carlsbad, California; Nashville, Tennessee; and Houston, Texas are licensed by the State of New York as the laboratories accept clinical specimens obtained in New York. All of our domestic laboratories are certified in accordance with the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). Under CLIA, the Centers for Medicare & Medicaid Services (“CMS”) establishes various operational, personnel, facilities, administration, quality, and proficiency requirements for testing performed by a laboratory, intended to ensure testing services are accurate, valid, and timely. CLIA certification is also a prerequisite to be eligible to bill federal and state health care programs, as well as many private insurers, for laboratory testing services. The sanctions for failure to comply with CLIA requirements include: suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business; cancellation or suspension of the laboratory’s approval to receive Medicare and/or Medicaid reimbursement; and significant fines and/or criminal penalties. The loss or suspension of a CLIA certification could have a material adverse effect on the Company.
Certain Company laboratories are also accredited by the College of American Pathologists (“CAP”), including our laboratories in Cambridge, United Kingdom; Rolle, Switzerland; Singapore; and Suzhou, China, and actively participate in CAP’s proficiency testing programs for all tests offered by the Company. CAP’s proficiency testing programs require participating laboratories to test specimens that they receive from an approved testing entity and return the results. The testing entity conducting the program analyzes the results and provides to the Company a quality control report assessing the results.
The Company has a Quality Management System and we strive to conduct our business in a manner that meets applicable regulatory and accreditation requirements and industry standards. The quality of care provided to clients and their patients is of paramount importance to us. We maintain quality control processes, including standard operating procedures, controls, performance measurement and reporting mechanisms. Our employees are committed to providing accurate, reliable, and consistent services. Any concerns regarding the quality of testing or services provided by the Company are quickly communicated to our Company management. We also frequently revise and improve our tests and we work with laboratory equipment vendors to help ensure that our laboratory has the highest possible quality.
Compliance with licensure, accreditation, and quality standards are verified through periodic inspections by agents of relevant regulatory agencies and accrediting organizations, and we believe we are in material compliance with all licensure, accreditation, and quality requirements.

Table of Contents	NEOGENOMICS, INC.
Compliance and Ethics Program
The health care industry is highly regulated and scrutinized with respect to fraud, abusive billing practices, and improper financial relationships between health care companies and their referral sources. The Office of Inspector General of the Department of Health and Human Services (“OIG”) has published compliance program guidance, including the Compliance Program Guidance for Clinical Laboratories in August of 1998, fraud alerts, and advisory opinions. The Company has implemented a robust Compliance & Ethics Program encompassing this guidance, which is overseen by our Board of Directors, to support compliance with the myriad of international, federal, and state laws, regulations, and governmental guidance applicable to our business. Our program employs a risk-based approach to the development and implementation of standards of conduct, training and education of employees, monitoring and auditing Company practices, investigation, and response to reported or detected compliance issues. The Company provides a hotline for employees who wish to anonymously or confidentially report suspected violations of our codes of conduct, policies and procedures, or laws and regulations. Employees are strongly encouraged to report suspected violations. The hotline does not replace other resources available to our employees, including supervisors, managers, and human resources staff but is an alternative channel available 24 hours a day, 365 days a year. The hotline forwards all reports to the Chief Compliance Officer, who is responsible for investigating, reporting to the Compliance Committee, and documenting the disposition of each report. The hotline forwards any calls pertaining to the financial statements or financial issues to the Chairman of the Audit Committee. The Company does not allow any retaliation against an employee who reports a compliance related issue in good faith.
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
Congress has also considered a number of legislative proposals in recent years that would amend the regulatory framework for LDTs, including, among other requirements, FDA premarket review of certain LDTs. The most recent such proposal, the Verifying Accurate Leading-edge IVCT Development (“VALID”) Act, was introduced in both the House and Senate on June 24, 2021. The VALID Act was expected to be included in the Omnibus bill signed at the end of 2022, but ultimately was not included and as such, it remains unclear whether the VALID Act will be passed 2023 or whether FDA will proceed through rulemaking. It is possible that legislation and resulting FDA regulation may result in increased regulatory burdens and costs for us to seek marketing authorization for and maintain ongoing compliance for our existing tests, any modifications thereto, or any future tests we may develop. We cannot be certain as to which of our tests, if any, would require FDA approval or clearance under any of the proposed frameworks and, if required, that our tests could obtain such approval or clearance.
Laws Governing Source Relationships
The federal laws governing Medicare, Medicaid, and other federal health benefits, as well as other state and federal laws, regulate certain aspects of the relationships between health care providers, including clinical laboratories, and their referral

Table of Contents	NEOGENOMICS, INC.
sources, including physicians, hospitals, other laboratories, and other entities. We are subject to the federal Anti-Kickback Statute (“AKS”), which is a criminal felony statute, as well as similar state statutes and regulations, which prohibits the knowing and willful offer, payment, solicitation, or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing, or arranging for or recommending the ordering, purchasing, or leasing of items or services payable by Medicare, Medicaid, or any other federally funded healthcare program. Remuneration has been broadly interpreted to include anything of value, in cash or in kind, and thus can implicate financial relationships including payments not commensurate with fair market value, such as in the form of personnel, supplies, professional, or technical services, or anything else of value. . If we are found to be in violation of the AKS or a similar state anti-kickback law, we could be subject to significant penalties, including fines, exclusion from participation in government and private payer programs, or obligations to refund amounts previously received from government payers. For additional information regarding the federal AKS and similar state anti-kickback laws, see Item 1A. Risk Factors, Risks Relating to Government Regulation and Reimbursement, “The failure to comply with Anti-Kickback laws may subject us to liability, penalties or limitation of operations.”
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
We are also subject to international laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act, relating to corrupt and illegal payments to, and contracting practices with regard to, government officials and others. The scope of the types of payments or other benefits covered by these laws is very broad and regulators are frequently using enforcement proceedings to define the scope of these laws. These laws include civil penalties for enterprises and criminal penalties and imprisonment for individuals. Any violation of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, cause us to incur significant costs and expenses, including legal fees, and result in a material adverse effect on our business. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures. The obligation of the Company under these laws is to screen third parties who are hired to carry out certain services on behalf of the Company, to monitor for and report suspicious transactions, and to monitor direct and indirect payments to government officials and others. Because of the broad definitions of applicability of these laws, international clients or vendors working for government-owned entities are often considered to be governmental officials. The Company has implemented a program to comply with these laws and educates employees and its relevant vendors regularly on the requirements for vendor onboarding and conducting appropriate business interactions globally.
Physician Self-Referral Laws
The federal law referred to as the “Stark Law” prohibits payments for certain health care services, referred to as designated health services (“DHS”), rendered by entities with which referring physicians (or their immediate family members) have a financial relationship. A “financial relationship” includes both an ownership interest and/or a compensation arrangement with a physician, both direct and indirect, and DHS includes, but is not limited to, laboratory services
The Stark Law prohibits an entity that receives a prohibited DHS referral from seeking payment from Medicare and Medicaid for any DHS services performed as a result of such a referral, unless an arrangement is carefully structured to satisfy every requirement of a regulatory exception. The Company endeavors to structure its financial relationships in compliance with the Stark Law and with similar state physician self-referral laws, and performs routine audits in furtherance of this.
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

Table of Contents	NEOGENOMICS, INC.
The False Claims Act
The federal False Claims Act (“FCA”) prohibits any person or entity from knowingly presenting, or causing to be presented, to the U.S. government, or to a Medicare program contractor, a false or fraudulent claim for payment, knowingly making or using a false record or statement to have a false claim paid by the government, conspiring to defraud the U.S. government, or knowingly making or using a false statement to conceal an obligation to pay the government, or improperly retaining overpayments from the government. Following enactment of the Patient Protection and Affordable Care Act (“ACA”), claims resulting from violations of the federal AKS and knowing retention of overpayments are also considered false claims and could lead to liability under the FCA. Further, FCA liability may lead to exclusion from participation in Medicare, Medicaid, and other federal healthcare programs. The FCA’s “whistleblower” or “qui tam” provisions are used with frequency to challenge the reimbursement practices of providers and suppliers. These provisions allow a private individual to bring an action on behalf of the government alleging that the defendant has submitted false claims for payment to the federal government. The government must decide whether to intervene in the lawsuit and whether to prosecute the case. If it declines to do so, the individual may pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. The successful qui tam relator who brought the case is entitled to a portion of the proceeds and its attorneys’ fees and costs. As most qui tam cases are filed by current or former employees, an effective compliance program, as defined by the DOJ and OIG, plays a crucial role in reducing the Company’s exposure to liability. It is also a criminal offense, under Title 18 U.S. Code, Section 287, for a person or entity to make a claim against the United States or any department or agency, knowing the claim to be false, fictitious, or fraudulent. The penalty is a fine and imprisonment of up to five years. The federal FCA has been an effective enforcement tool for the federal government and many states have enacted similar false claims acts as well.
The Company seeks to structure its arrangements with physicians and other clients to be in compliance with the AKS, Stark Law, state laws, and the FCA and to stay abreast of current developments and changes in the law and regulations. However, these laws and regulations are complex and subject to interpretation. Consequently, we are unable to ascertain with certainty that our arrangements and transactions will not be subject to scrutiny and, if scrutinized, will not result in sanctions or penalties. The Company has taken, and will continue to take, actions, including robust auditing and monitoring activities, to endeavor to ensure compliance with the myriad federal and state laws that govern our business.
Medicare Payment Guidelines
We have various billing arrangements with our clients and with third party payers, including the Medicare program. When the Company bills the client for all, or a portion of, a laboratory test performed, we believe these client billing arrangements are priced competitively at fair market value. These client billing arrangements may implicate the Medicare program’s prohibition against charging the Medicare or Medicaid programs fees substantially in excess of the Company’s usual and customary charges. Given our participation in Medicare and Medicaid, we are subject to Medicare and Medicaid regulations related to billing those programs as well as agency subregulatory guidance regarding the same, the federal Stark Law, federal and state anti-kickback statutes, and the federal FCA and state equivalents.
In light of the various federal regulations and guidance from the OIG, the Company seeks to price its products competitively while endeavoring to meet applicable statutes and regulations.
Environmental Health and Safety
The Company is subject to licensing and regulation under federal and state laws relating to the protection of the environment as well as human health and safety laws and regulations relating to the handling, transportation, and disposal of medical specimens, hazardous materials, and infectious and hazardous waste. Company laboratories are subject to applicable laws and regulations, primarily at the state-level, relating to the management and disposal of regulated medical wastes, including laboratory specimens, and the Company generally utilizes outside vendors for disposal of such waste materials. In addition to its comprehensive regulation of health and safety in the workplace in general, the Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers, including clinical laboratories and other healthcare-related facilities, whose workers may be exposed to chemical hazards as well as biological, physical and safety hazards, including blood-borne pathogens such as HIV and hepatitis B and C viruses. These regulations, among other things, require work practice controls, personal protective clothing and equipment, training, medical follow-up, vaccinations, and other measures designed to minimize and mitigate exposure to, and transmission of, blood-borne pathogens and other types of hazards. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the U.S. Postal Service, the Office of Foreign Assets Control, and the International Air Transport Association. Other countries where the Company conducts business have similar laws and regulations concerning the environment and human health and safety with which the Company must also comply. The

Table of Contents	NEOGENOMICS, INC.
Company seeks to comply with all relevant environmental and human health and safety laws and regulations. Failure to comply could subject the Company to various administrative and/or other enforcement actions.
Confidentiality and Security of Personal Information
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) contains provisions that protect individually identifiable health information from unauthorized use or disclosure by covered entities and their business associates. The Office for Civil Rights of HHS (“OCR”), the agency responsible for enforcing HIPAA, has published regulations to address the privacy (the “Privacy Rule”) and security (the “Security Rule”) of protected health information (“PHI”) and notification of breaches of PHI (the “Breach Notification Rule,” and, collectively, the “HIPAA Rules”). The Company acts as a covered entity under HIPAA and has adopted policies and procedures designed to comply with HIPAA, including the HIPAA Rules. Many of the health care facilities and providers that refer specimens to the Company are also bound by HIPAA. HIPAA additionally requires that all providers that transmit claims for health care goods or services electronically utilize standard transaction and data sets and use standardized national provider identification codes. We believe that the Company has taken necessary steps to comply with HIPAA regulations. For example, the Company utilizes standard transaction data sets, and has obtained and implemented national provider identifiers, or NPIs, as the standard unique health identifier in filing and processing health care claims and other transactions. HIPAA violations may be subject to criminal and civil penalties.
The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), enacted as part of the American Recovery and Reinvestment Act (“ARRA”), extended the scope of HIPAA to permit enforcement against business associates, which are entities that use PHI to provide certain services on behalf of covered entities, for HIPAA for violations. The HITECH Act also established new requirements to notify the OCR of a breach of PHI, and allows the state Attorneys General to bring actions to enforce violations of HIPAA. In certain circumstances, we act as a business associate under HIPAA and could be subject to such enforcement if we were to fail to comply with HIPAA as a business associate.
In addition to the HIPAA Rules described above, the Company is subject to additional federal and state laws regarding the handling and disclosure of patient records and patient health information. Effective April 5, 2021, HHS published a final rule implementing the information blocking provisions (Information Blocking Rules) of the 21st Century Cures Act. The Information Blocking Rules prohibit covered actors, including healthcare providers, from engaging in activity that is likely to interfere with the access, exchanges, or use of electronic health information (“EHI”) unless such activity falls into one of eight exceptions. The Information Blocking Rules provide for civil monetary penalties for noncompliance by healthcare IT vendors and, separately, “appropriate disincentives” for noncompliance by healthcare providers. The HIPAA Rules do not supersede state laws that may be more stringent; therefore, we are required to comply with both federal privacy and security regulations as well as varying state privacy and security laws and regulations. These laws vary widely. For example, many states have implemented genetic testing and privacy laws imposing specific patient consent requirements and limiting the disclosure of genetic test results. Penalties for violation of state laws can include sanctions against a laboratory’s licensure as well as civil or criminal penalties. Additionally, private individuals may have a right of action against the Company for violations of a state’s privacy laws. We believe that we are in material compliance with current state laws regarding the confidentiality of health information, and we will continue to monitor and comply with new or changing state laws.
Further, we are subject to certain comprehensive state laws governing the processing of personal information. In particular, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and imposed privacy compliance obligations with regard to the personal information of California residents. This legislation created significant new requirements for identifying, managing, securing, tracking, producing, and deleting consumer personal information and granted new rights to California residents, including the right to opt out of their data being sold to a third party by the Company. The CCPA defines personal information extremely broadly as “information that identifies, relates to, describes, is capable of being associated with, or could reasonably be linked, directly or indirectly, with a particular consumer or household.” Like the international privacy laws discussed below, this creates greater complexity in implementing a compliance program to support these requirements. The CCPA law became enforceable by the California Attorney General on July 1, 2020, and the Company has implemented significant mechanisms to promote compliance with this law. The CCPA’s protections have been expanded by the California Privacy Rights Act (“CPRA”), which became operational in most key respects on January 1, 2023. Similar laws have been proposed or passed at the U.S. federal and state level, including the Virginia Consumer Data Protection Act, which took effect on January 1, 2023, the Colorado Consumer Protection Act, which will take effect on July 1, 2023, the Connecticut Data Privacy Act, which will take effect on July 1, 2023, and the Utah Consumer Privacy Act, which will take effect on December 31, 2023. We expect that other states will enact similar legislation in the future, and we will be required to analyze the effect of those laws on our business.
Due to the Company’s international expansion, we are subject to a variety of international laws which serve to protect the personal data of individuals who are located in those countries. These laws include the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom GDPR, The Swiss Federal Data Protection Act (“FADP”),

Table of Contents	NEOGENOMICS, INC.
Singapore’s Personal Data Protection Act (“PDPA”), China’s Personal Information Protection Law (“PIPL”) and similar privacy laws in other jurisdictions. These laws cover a broader range of data in addition to patient data including data of employees, clients, and other individuals whose data we hold. Like HIPAA, these laws contain regulatory requirements for both robust data privacy and security programs and require data breach reporting should personal data be used or disclosed in a manner not allowed under the laws. Penalties for violations of these laws can be significant; for instance, GDPR’s maximum penalties are up to the greater of 4.0% of a company’s annual global turnover or €20.0 million. Although the Company’s business is conducted primarily in the United States, we do receive some samples for clinical testing from countries outside of the United States, and we collect data of individuals internationally as part of the Company’s Pharma business, which obligates us to comply with these laws. We have developed privacy and security programs intended to meet these international obligations and continue to reassess and improve these programs continually.
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
•New product development and commercialization involve a lengthy and complex process and we may be unable to develop or commercialize new products on a timely basis, or at all.
•Failure to develop, or acquire licenses for, new or improved testing technologies could materially and adversely affect our revenues.
•The potential loss or delay of our material Pharma Services customer contracts or of multiple contracts could adversely affect our results.
•Clinicians or patients using our services may sue us, and our insurance may not sufficiently cover all claims brought against us, which will increase our expenses.
•We may become involved in litigation that may materially adversely affect us.
•Our involvement with clinical trials and research services create a risk of liability.
•Our investments in marketable securities are subject to certain risks which could affect our overall financial condition, results of operations, or cash flows.
•Other manufacturers may discontinue or recall testing products used in our business.
•We depend substantially upon third parties for payment of services, which reliance could have a material adverse effect on our cash flows and results of operations.
•We may fail to protect our facilities, which could have a material adverse effect on our business, results of operations, and financial condition.
•We depend on information technology systems and maintain protected personal data, and a cyber-attack or other breach affecting these information technology systems or protected data could have a material adverse effect on our results of operations.

Table of Contents	NEOGENOMICS, INC.
•Performance issues, service interruptions, or price increases by our shipping carrier could adversely affect our business, results of operations, and financial condition, and harm our reputation and ability to provide our specialized diagnostic services on a timely basis.
•We use biological and hazardous materials that require considerable expertise and expense for handling, storage, or disposal and may result in claims against us.
Risks Related to Our Common Stock and Indebtedness
•The price of our common stock may fluctuate significantly.
•Servicing our Convertible Notes require a significant amount of cash. We may not have sufficient cash flow from our business to pay our obligations under the Convertible Notes, which could adversely affect our financial condition and operating results.
•We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.
•The capped call transactions may affect the value of the 2028 Convertible Notes and our common stock.
•Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
Risks Relating to Government Regulation and Reimbursement
•Regulatory changes, such as proposed government regulation of Laboratory Developed Tests, could require us to conduct additional clinical trials or result in delays, result in increased costs, or the failure to obtain necessary regulatory approvals, which could harm our business.
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
•Failure to comply with laws and regulations regarding laboratory licensing and operations, including CLIA environmental, health, and safety laws and regulations such as the federal Occupational Safety and Health Administration Act and the Needlestick Safety and Prevention Act, could result in fines and penalties and loss of licensure, and have a material adverse effect upon our business.
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
•Failure to comply with federal, state and international laws related to privacy and security could result in fines, penalties, and damage to the Company’s reputation with customers and could have a material adverse effect upon the Company’s business.
General Risk Factors
•The COVID-19 pandemic is highly dynamic in the United States and throughout the world and may adversely affect our operations and financial condition.
•We are dependent on key personnel and need to hire additional qualified personnel in order for our business to succeed.
•Our business operations and reputation may be materially impaired if we do not comply with privacy laws or information security policies.
•We may not be able to implement our business strategy, which could impair our ability to continue operations.
•We may be unable to realize estimated benefits from our cost reduction and restructuring efforts and our profitability may be hurt or our business might otherwise be adversely affected.

Table of Contents	NEOGENOMICS, INC.
•If we are unable to successfully integrate future acquisitions with our legacy business, the anticipated benefits of such transaction may not be realized.
•If goodwill and intangible assets that we recorded in connection with our acquisitions become impaired, we may have to take significant charges against earnings.
•We may incur greater costs than anticipated, which could result in sustained losses.
•We may face fluctuations in our results of operations and we are subject to seasonality in our business which could negatively affect our business operations.
•The steps we have taken to protect our proprietary rights may not be adequate, which could result in infringement or misappropriation by third parties.
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
The market for genetic and molecular testing services is highly competitive and we expect competition to continue to increase. Our competitors within the broader genomics profiling space include laboratory companies such as, Quest Diagnostics, Laboratory Corporation of America, and Bio-Reference Laboratories. These are large national laboratories that possess greater name recognition, larger customer bases, and significantly greater financial resources and employ substantially more personnel than we do. We also face increased competition from laboratories that are more specialized and focused on particular areas such as liquid biopsies or large tissue based molecular panels such as Guardant Health, Inc., Natera, Inc., Exact Sciences, Corp, Caris Life Science, and Tempus Labs, Inc. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance than our offerings. Many of our competitors have long established relationships with their customers and third-party payers. We cannot assure you that we will be able to compete successfully with such entities in the future.
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

Table of Contents	NEOGENOMICS, INC.
Furthermore, many competitors are developing information technology-based tools to support the integration of next-generation sequencing testing into the clinical setting. These companies may also use their own tests or others to develop an integrated system which could limit our access to certain networks.
New product development and commercialization involve a lengthy and complex process and we may be unable to develop or commercialize new products on a timely basis, or at all.
Products that are under development have taken time and considerable resources to develop, and we may not be able to complete the development and commercialization of such products for clinical use on a timely basis, or at all. For example, there can be no assurance that we will be able to produce commercial products for early detection of cancer. Before we can commercialize any new products, we will need to expend significant funds in order to:
•conduct substantial research and development, including validation studies and clinical studies;
•further develop and scale our laboratory processes to accommodate different products; and
•further develop and scale our infrastructure to be able to analyze increasingly large amounts of data.
Our product development process involves a high degree of risk, and product development efforts may fail for many reasons, including:
•failure of the product to perform as expected, including defects and errors;
•lack of validation data; or
•failure to demonstrate the clinical utility of the product.
As we develop products, we have made and will have to make significant investments in product development, marketing and selling resources, including investing heavily in clinical studies, which could adversely affect our future cash flows.
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
The revenue attributable to our Pharma Services clients may also fluctuate in the future, which could have an adverse effect on our financial condition and results of operations. Most of our Pharma Services segment clients can terminate our contracts upon proper notice. Our Pharma Services clients may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including but not limited to actions by regulatory authorities, negative clinical results, lack of patient enrollment, or shifts in internal priorities. Delays, terminations or reductions in the scope of our contracts impact our ability to convert our backlog into revenue for the Company. If we cannot realize the full benefits of our backlog of contractually committed services due to delay, cancellation or reduction in our client’s contractual commitments, this will materially impact our revenues. Adverse speculation about our existing or potential relationships with our Pharma Services clients may be a catalyst for adverse speculation about us, our products and our technology, which can adversely affect our reputation and business.
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

Table of Contents	NEOGENOMICS, INC.
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
We may become involved in litigation that may materially adversely affect us.
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including employment, commercial, product liability, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, results of operations and financial condition.
Our involvement with clinical trials and research services create a risk of liability.
We have conducted clinical trials and presently support many clinical trials run by third parties, which ordinarily involve testing an investigational drug on a limited number of individuals to evaluate a product’s safety, determine a safe dosage range and identify side effects. Errors or omissions could occur during a clinical trial that may result in harm to study volunteers, or if unnoticed and regulatory approval is received, to consumers of the drug, or that may undermine the usefulness of the clinical trial or data from the clinical trial and may delay the entry of a drug to the market.
Our contracts with the pharmaceutical sponsors include provisions entitling us to be indemnified or entitling us to a limitation of liability. These provisions do not uniformly protect us against liability arising from certain of our own actions, such as gross negligence or misconduct. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by or exceeds the limits of a contractual indemnification provision, or in the event that a party who must indemnify us does not fulfill its indemnification obligations, or which is beyond the level of our insurance coverage.
Our investments in marketable securities are subject to certain risks which could affect our overall financial condition, results of operations, or cash flows.
We invest a portion of our available cash and cash equivalents by purchasing marketable securities in a managed portfolio and direct investments in a variety of debt securities, including U.S. Treasury securities and corporate debt securities. The primary objective of our investment activity is to maintain the safety of principal and provide for future liquidity requirements while maximizing yields without significantly increasing risk. Should any of our investments or marketable securities lose value or have their liquidity impaired, it could affect our overall financial condition. Additionally, should we choose to, or are required to, sell these securities in the future at a loss, our consolidated operating results or cash flows may be affected.
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
Our business consists of clinical laboratories that provide medical testing services for doctors, hospitals, and other laboratories on patient specimens that are sent to our laboratories. In the case of some specimen referrals that are received for patients that are not in-patients or out-patients at a hospital or institution or otherwise sent by another reference laboratory, we typically bill the patient’s insurance company or a government program for our services. As such, we rely on the cooperation of numerous third-party payers, including but not limited to Medicare, Medicaid, and various insurance companies, to get paid for performing services on behalf of our clients and their patients. The amount of such third-party payments is governed by contractual relationships in cases where we are a participating provider for a specified insurance company or by established government reimbursement rates in cases where we are an approved provider for a government program such as Medicare or Medicaid. However, we do not have contractual relationships with some of the insurance companies with whom

Table of Contents	NEOGENOMICS, INC.
we deal, nor are we necessarily able to become an approved provider for all government programs. In such cases, we are deemed to be a non-participating provider and there is no contractual assurance that we will be able to collect the amounts billed to such insurance companies or government programs. Until such time we become a participating provider with such insurance companies, there can be no contractual assurance that we will be paid for the services we bill to such insurance companies or patients, and such third parties may change their reimbursement policies for non-participating providers in a manner that may have a material adverse effect on our cash flow or results of operations. When new Current Procedural Terminology (“CPT”) codes are introduced by the American Medical Association (“AMA”) it often takes time for commercial insurance providers to recognize the new codes, which can significantly impact the timing of payments, if any, and can increase our days-sales-outstanding. Medicare has also, at times, issued codes or coding guidance that conflicts with the AMA CPT coding, which can cause confusion when secondary insurance is involved. Insurance companies may also try to steer business away from us towards in-network providers by sending letters to physicians and even imposing financial penalties if they continue to send us business.
We may fail to protect our facilities, which could have a material adverse effect on our business, results of operations, and financial condition.
Our operations are dependent in part upon our ability to protect our laboratory operations against physical damage from explosions, fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins, and similar events. We do not presently have an emergency back-up generator in place at our Tampa, Florida, Nashville, Tennessee, Atlanta, Georgia, or Phoenix, Arizona laboratory locations, which would otherwise mitigate to some extent the effects of a prolonged power outage. The occurrence of any of these events could result in interruptions, delays, or cessations in service to clients, which could have a material adverse effect on our business, results of operations, and financial condition.
We depend on information technology systems and maintain protected personal data, and a cyber-attack or other breach affecting these information technology systems or protected data could have a material adverse effect on our results of operations.
Our laboratory operations depend, in part, on the continued performance of our information technology systems. Such systems are susceptible to a cyber-attack, malicious intrusion, breakdown, destruction, loss of confidentiality, or other significant disruption. These systems have been and are expected to continue to be the target of malware and other cyber-attacks. In addition, third party hacking attempts may cause our information technology systems and related products, protected data, or proprietary information to be compromised or stolen. A significant attack or other disruption could result in adverse consequences, including increased costs and expenses, manufacturing challenges or disruption, problems with product functionality, damage to customer relations, lost revenue, and legal or regulatory penalties. Sustained system failures or interruption of our systems in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner, and/or bill the appropriate party.
We also collect, manage and process protected personal data, including protected health information subject to HIPAA, in connection with our service offerings. Breaches with respect to personal data could result in violations of HIPAA, the HITECH Act, GDPR, and other federal, state, and international laws regarding the privacy, confidentiality, and security of such information. A breach of protected personal data could result in adverse consequences, including regulatory inquiries or litigation, increased costs and expenses, including costs related to insurance and remediation of any security vulnerabilities, reputational damage, lost revenue, and fines or penalties.
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

Table of Contents	NEOGENOMICS, INC.
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
Risks Related to Our Common Stock and Indebtedness
The price of our common stock may fluctuate significantly.
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
Servicing our Convertible Notes requires a significant amount of cash. We may not have sufficient cash flow from our business to pay our obligations under the Convertible Notes, which could adversely affect our financial condition and operating results.

Table of Contents	NEOGENOMICS, INC.
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
Holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the respective indenture or to pay any cash payable on future conversions of the Convertible Notes as required by such indenture would constitute a default under the indenture. A default under an indenture or the occurrence of the fundamental change may also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.
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

Table of Contents	NEOGENOMICS, INC.
Risks Relating to Government Regulation and Reimbursement
Regulatory changes, such as proposed government regulation of Laboratory Developed Tests, could require us to conduct additional clinical trials or result in delays, result in increased costs, or the failure to obtain necessary regulatory approvals, which could harm our business.
We frequently develop diagnostic tests for clients that cannot currently be provided using test kits approved or cleared by the FDA. The FDA has been considering changes to the way that it regulates these LDTs. Currently, all LDTs are conducted and offered in accordance with CLIA, and individual state licensing procedures. The FDA has published a draft guidance document that would require FDA clearance or approval of a subset of LDTs, as well as a modified approach for some lower risk LDTs that may require FDA oversight short of the full premarket approval or clearance process. Congress may enact legislation to provide a regulatory framework for the FDA’s role with regard to LDTs. As a result, there is a risk that the FDA’s proposed regulatory process could delay the offering of certain tests and result in additional validation costs and fees. There is also an associated risk that some tests currently offered might become subject to FDA premarket approval or clearance. This FDA approval or clearance process may be time-consuming and costly, with no guarantee of ultimate approval or clearance. If our diagnostic tests are allowed to remain on the market but there is uncertainty about the regulatory status of such tests, if they are labeled investigational by FDA, or if FDA limits our labeling claims, orders or reimbursement may decline.
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
Congress has also considered a number of legislative proposals in recent years that would amend the regulatory framework for LDTs, including, among other requirements, FDA premarket review of certain LDTs. The most recent such proposal, the VALID Act, was introduced in both the House and Senate on June 24, 2021. The VALID Act was expected to be included in the Omnibus bill signed at the end of 2022, but ultimately was not included and that, as such, it remains unclear whether the VALID Act will be passed 2023 or whether FDA will proceed through rulemaking. It is possible that legislation and resulting FDA regulation may result in increased regulatory burdens and costs for us to seek marketing authorization for and maintain ongoing compliance for our existing tests, any modifications thereto, or any future tests we may develop. If the government begins to regulate our tests, it could require a significant volume of applications, which would be burdensome. Furthermore, governmental bodies could take a long time to review such applications and/or document responses if other laboratories were also required to file applications and/or document responses for each of their LDTs.
In the event that the FDA begins to regulate our tests, it may require additional pre-market clinical testing prior to submitting a regulatory notification or application for commercial sales. Such pre-market clinical testing could delay the commencement or completion of clinical testing, significantly increase our test development costs, delay commercialization of any future tests, and interrupt sales of our current tests. Additionally, the results of pre-clinical trials or previous clinical trials may not be predictive of future results, and clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and the eligibility criteria for the clinical trial. We also cannot be certain that FDA will not enact rules or guidance that could impact our ability to purchase materials necessary for the performance of our LDTs, such as products labeled for research use only. Should any of the reagents we obtain from third party suppliers and use in conducting our LDTs be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying and limiting or prohibiting the purchase of reagents necessary to perform testing.
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

Table of Contents	NEOGENOMICS, INC.
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
Following the 2016 election cycle, there were substantial efforts to repeal all or portions of the ACA. In December 2017, Public Law No. 115-97, which made changes to the tax code and included, among other things, a repeal of the ACA’s penalties for the individual mandate, a provision that required individuals to buy health insurance or pay a fine, became law. While efforts to repeal all or part of the ACA have subsided, in part due to the results of the 2020 election, we cannot be certain that there will not be further legislative efforts or judicial challenges in the future.
Changes in laws, regulations, contracting arrangements with payers, or payer policies, including steps taken by payers to control utilization and reimbursement of healthcare services, may adversely affect coverage or reimbursement for our specialized diagnostic services, which may decrease our revenues and adversely affect our results of operations and financial condition.
Governmental payers, as well as private insurers and private payers, have implemented and will continue to implement measures to control the cost, utilization, and delivery of healthcare services, including clinical laboratory and pathology services. Congress and federal agencies, such as CMS, have, from time to time, implemented changes to laws and regulations governing healthcare service providers, including specialized diagnostic service providers. These changes have adversely affected and may in the future adversely affect coverage for our services. We also believe that healthcare professionals may not use our services if third-party payers do not provide adequate coverage and reimbursement for them. These changes in federal, state, local, and third-party payer regulations or policies may decrease our revenues and adversely affect our results of operations and our financial condition. We will continue to be a non-contracted provider until such time as we enter into contracts with third-party payers with whom we are not currently contracted. Because a portion of our revenues is from third-party payers with whom we are not currently contracted, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may adversely affect our results of operations, our credibility with financial analysts and investors, and our stock price.
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

Table of Contents	NEOGENOMICS, INC.
will continue to result in reductions as the Medicare CLFS reimbursement rate converges towards the median private payer rate. Reductions were capped at 10.0 percent per annum from 2017 through 2020, and this cap was set to increase to 15.0 percent for 2020. However, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and Protecting Medicare and American Farmers from Sequester Cuts Act delayed the implementation of the 15.0 percent rate reduction cap to 2023 and capped reductions at 0.0 percent for 2021 and 2022. The Consolidated Appropriations Act 2023 further delayed the implementation of the 15.0 percent rate reduction cap to 2024 and extended the 15.0 percent rate reduction cap through 2026. When rate reductions begin to take effect again in 2024, this will further reduce Medicare program payments for CLFS tests. It is possible that additional reductions could be enacted in the future.
CMS also adopts regulations and policies, from time to time, revising, limiting, or excluding coverage or reimbursement for certain of the tests that we perform. Likewise, many state governments are under budget pressures and are also considering reductions to their Medicaid fees. Further, Medicare, Medicaid, and other third-party payers audit for overutilization of billed services. Even though all tests performed by us are ordered by our clients who are responsible for establishing the medical necessity for the tests ordered, we may be subject to recoupment of payments, as the recipient of the payments for such tests, in the event that a third-party payer such as CMS determines that the tests failed to meet all applicable criteria for payment. When third-party payers like CMS revise their coverage regulations or policies, our costs generally increase due to the complexity of complying with additional administrative requirements. Furthermore, Medicaid reimbursement and regulations vary by state. Accordingly, we are subject to varying administrative and billing regulations, which also increase the complexity of servicing such programs and our administrative costs. Finally, state budget pressures have encouraged states to consider several courses that may impact our business, such as delaying payments, restricting coverage eligibility, service coverage restrictions and imposing taxes on our services.
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
Failure to comply with laws and regulations regarding laboratory licensing and operations, including CLIA environmental, health, and safety laws and regulations such as the federal Occupational Safety and Health Administration Act and the Needlestick Safety and Prevention Act, could result in fines and penalties and loss of licensure, and have a material adverse effect upon our business.
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
Periodic inspections or surveys are performed to determine whether our laboratory locations are compliant with CLIA requirements or with applicable state licensure or certification laws. If we fail to meet any applicable requirements of CLIA or similar state laws, that failure could adversely affect payment for our products and services, prevent their approval entirely, and/or interrupt the commercial sale and/or marketing of any products and services and otherwise cause us to incur significant expense. The sanctions for failure to comply with CLIA, state licensure requirements, or other applicable laws and regulations include the suspension, revocation, or limitation of the right to perform clinical laboratory services or receive compensation for those services, as well as the requirement to enter into a corrective action plan to monitor compliance, and the imposition of civil or criminal penalties or administrative fines. In addition, any new legislation or regulation or the application of existing laws and regulations in ways that we have not anticipated could have a material adverse effect on our business, results of operations, and financial condition.
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

Table of Contents	NEOGENOMICS, INC.
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
If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus substantial civil penalties for each separate false claim. Further, False Claims Act liability may lead to exclusion from participation in Medicare, Medicaid, and other federal healthcare programs. There are a number of potential bases for liability under the federal False Claims Act. For example, liability arises when an entity knowingly submits, or causes another to submit, a claim for reimbursement to the federal government for a service which was not provided or which did not qualify for reimbursement. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could also result in liability under the False Claims Act. Following enactment of the ACA, knowing retention of overpayments is also considered a false claim and could lead to liability under the False Claims Act.
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
Government investigations of clinical laboratories have been ongoing for a number of years and are expected to continue in the future. Governmental enforcement action or qui tam civil litigation against us may result in material costs and occupy significant management resources, even if we ultimately prevail. In addition, governmental enforcement action may result in substantial fines, penalties or administrative remedies, including exclusion from government reimbursement programs and entry into corporate integrity agreements with governmental agencies, which could entail significant obligations and costs.

Table of Contents	NEOGENOMICS, INC.
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
Existing federal laws governing Medicare and Medicaid, as well as other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical laboratories, and their referral sources, including physicians, hospitals and other laboratories. Some of these laws, including the federal AKS and the federal Stark Law contain extremely broad proscriptions. Violation of these laws can result in criminal or civil penalties, exclusion from participation in the Medicare, Medicaid, and other federal healthcare programs, repayment of reimbursement received related to services tied to any impermissible referrals, or civil monetary penalties, which may be significant, as well as potential False Claims Act liability. Government authorities may determine that our arrangements with physicians and other clients do not comply with the federal AKS, Stark Law, and similar state laws, and may impose civil monetary penalties or exclude us from participation in federal healthcare programs based on our arrangements with physicians and other clients. The Company, voluntarily conducted an internal investigation, with the assistance of outside counsel, that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste, and abuse. Based on this internal investigation, the Company voluntarily notified the OIG of the Company’s internal investigation in November 2021. The Company’s interactions with regulatory authorities and the Company’s related review of this matter are ongoing. As of December 31, 2022, the Company has accrued a reserve of $11.2 million in other long-term liabilities on the Consolidated Balance Sheets for potential damages and liabilities associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the internal investigation and ongoing interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. At this time, the Company is unable to predict the duration, scope, result, or related costs associated with any further investigation, including by the OIG, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Determinations that the Company’s operations or activities do not, or did not, comply with laws or regulations, however, may result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, exclusion from participation in federal healthcare programs or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.
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
Tests which are reimbursed by Medicare and other Government payers (for example, State Medicaid programs) accounted for approximately 16%, 18% and 17% of our revenues for the years ended December 31, 2022, 2021 and 2020, respectively. The Medicare program imposes extensive and detailed requirements on diagnostic service providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit claims for reimbursement, and how we provide specialized diagnostic laboratory services. Further, we are prohibited from contracting with any individuals or entities who have been excluded from participation in Medicare or Medicaid and are listed on the OIG’s List of Excluded Individuals and Entities List (“LEIE”) or in the System for Award Management, which includes the previously independent Government Services Administration’s Excluded Parties List System (“GSA-EPLS”). Contracting with excluded

Table of Contents	NEOGENOMICS, INC.
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
We are subject to the federal Stark Law, as well as similar state statutes and regulations, which prohibit billing Medicare for certain healthcare services, which are referred to as DHS, rendered as a result of referrals by physicians to DHS entities with which the physicians (or their immediate family members) have a financial relationship unless an exception is met. A “financial relationship” includes both an ownership interest and/or a compensation arrangement with a physician, both direct and indirect, and DHS includes, but is not limited to, laboratory services. The Stark Law prohibits an entity that receives a prohibited DHS referral from seeking payment from Medicare for any DHS services performed as a result of such a referral, unless an arrangement is carefully structured to satisfy every requirement of a regulatory exception. The Stark Law is a strict liability statute, and thus any technical violation requires repayment of all “tainted” referrals, regardless of the intent, unless an exception applies. Penalties for violating the Stark Law may include the denial of payment to an entity for the impermissible provision of DHS, the requirement to refund any amounts collected in violation of the Stark Law, and substantial civil monetary penalties for each circumvention arrangement or scheme. Other implications of a Stark Law violation may include exclusion from Medicare and Medicaid programs, and potential False Claims Act liability, including via “qui tam” action.
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
Our financial arrangements with physicians are governed by the federal Stark Law, and we rely on certain exceptions to the Stark Law with respect to such relationships. If we are found by the government to be in violation of the Stark Law, we could be subject to significant penalties, including fines as specified above, exclusion from participation in government and private payer programs and requirements to refund amounts previously received from government. Further, as our operations expand into new states and jurisdictions, we must continually evaluate whether our relationships with physicians comply with such new jurisdiction’s laws. This may require structural and organizational modifications to our relationships with physicians, which could adversely affect our results of operations and financial condition.
We are subject to the federal AKS, which is a criminal felony statute that prohibits the knowing and willful offer, payment, solicitation, or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing, or arranging for or recommending the ordering, purchasing, or leasing of items or services payable by Medicare, Medicaid, or any other federally funded healthcare program. Remuneration has been broadly interpreted to include anything of value, in cash or in kind, and thus can implicate financial relationships involving payments not commensurate with fair market value, such as in the form of office space, equipment leases, professional or technical services, or anything else of value.
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
There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny. Violations of the AKS may result in substantial civil or criminal penalties, including criminal fines, imprisonment, civil penalties under the federal CMP Law, civil penalties and damages under the federal False Claims Act and exclusion from participation in the Medicare and Medicaid programs. If we face these penalties or exclusion from participation in Medicare and Medicaid, it could significantly reduce our revenues and could have a material adverse effect on our business.

Table of Contents	NEOGENOMICS, INC.
Further, most states have adopted similar anti-kickback laws prohibiting the offer, payment, solicitation, or receipt of remuneration in exchange for referrals, and typically impose criminal and civil penalties as well as loss of licenses. Some of these state laws apply to items and services paid for by private payers as well as by government payers. In addition, many states have adopted laws prohibiting the splitting or sharing of fees between physicians and non-physicians, as well as between treating physicians and referral sources. If we are found to be in violation of the AKS or a similar state anti-kickback law, we could be subject to significant penalties, including fines, exclusion from participation in government and private payer programs, or obligations to refund amounts previously received from government payers. We also could be required to restructure or terminate our contractual and other arrangements with physicians, which could result in a loss of revenue and have a material adverse effect on our business.
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
Failure to comply with federal, state and international laws related to privacy and security could result in fines, penalties, and damage to the Company’s reputation with customers and could have a material adverse effect upon the Company’s business.
In the U.S., HIPAA, as expanded through the HITECH Act and as implemented through the HIPAA Rules, and similar state laws contain provisions that require the electronic exchange of health information, such as claims submission and receipt of remittances, using standard transactions and code sets, which we refer to as “Standards,” and regulate the use and disclosure of patient records and other PHI. These provisions, which address security and confidentiality of patient information as well as the administrative aspects of claims handling, have very broad applicability and govern many healthcare providers, including physicians and clinical laboratories. Failure to comply with the Standards, the HIPAA Rules , and applicable state privacy and security laws, could result in material adverse effects on our business, results of operations, and our financial condition and could subject us to liability.
The HIPAA Rules establish comprehensive federal standards with respect to the uses and disclosures of PHI by certain entities including health plans and healthcare providers, and set standards to protect the confidentiality, integrity, and availability of electronic medical records. The regulations establish a complex regulatory framework governing the use and disclosure of PHI, including, for example, the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient; a patient’s right to access, amend, and receive an accounting of certain disclosures of PHI; the content of notices of privacy practices describing how PHI is used and disclosed and individuals’ rights with respect to their PHI; and implementation of administrative, technical, and physical safeguards to protect privacy and security of PHI. The federal privacy regulations restrict our ability to use or disclose certain individually identifiable patient health information, without patient authorization, for purposes other than payment, treatment, or healthcare operations, as defined by HIPAA, except for disclosures for various public policy purposes and other permitted purposes outlined in the HIPAA Rules. The HIPAA Rules do not supersede state laws that may be more stringent; therefore, we are required to comply with both federal privacy and security regulations and varying state privacy and security laws and regulations.
The HIPAA Rules also require healthcare providers like us to notify affected individuals, the Secretary of the U.S. Department of Health and Human Services, and in some cases, the media, when PHI has been “breached,” as defined by HIPAA. Many states have similar breach notification laws. In the event of a breach, we could incur substantial operational and financial costs related to mitigation and remediation, including preparation and delivery of notices to affected individuals. Additionally, HIPAA and its implementing regulations provide for significant civil fines, criminal penalties, and other sanctions for failure to comply with the privacy, security, and breach notification rules, including for wrongful or impermissible use or disclosure of PHI. Although the HIPAA statute and regulations do not expressly provide for a private right of action for damages, we could incur damages under state laws to private parties for the wrongful or impermissible use or disclosure of confidential health information or other private personal information. Additionally, HIPAA allows state Attorneys General to bring an action against a covered entity, such as us, for a violation of HIPAA. We insure some of our risk with respect to HIPAA security breaches, but operational costs and penalties associated with HIPAA breaches easily could exceed our insured limits.
HIPAA imposes additional requirements, restrictions, and penalties on covered entities and their business associates to, among other things, deter breaches of security. As a result, in addition to the aforementioned reporting requirements, covered entities and their business associates may be required to take preventative and remedial actions, as well as face stringent

Table of Contents	NEOGENOMICS, INC.
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
In the United States, in addition to the HIPAA Rules described above, the Company is subject to additional federal and state laws regarding the handling and disclosure of patient records and patient health information. Effective April 5, 2021, HHS published a final rule implementing the information blocking provisions (Information Blocking Rules) of the 21st Century Cures Act. The Information Blocking Rules prohibit covered actors, including healthcare providers, from engaging in activity that is likely to interfere with the access, exchanges, or use of electronic health information (“EHI”) unless such activity falls into one of eight exceptions. The Information Blocking Rules provide for civil monetary penalties for noncompliance by healthcare IT vendors and, separately, “appropriate disincentives” for noncompliance by healthcare providers.
The HIPAA Rules do not supersede state laws that may be more stringent; therefore, we are required to comply with both federal privacy and security regulations as well as varying state privacy and security laws and regulations. These laws vary widely. For example, many states have implemented genetic testing and privacy laws imposing specific patient consent requirements and limiting the disclosure of genetic test results. Penalties for violation include sanctions against a laboratory’s licensure as well as civil or criminal penalties. Additionally, private individuals may have a right of action against the Company for violations of a state’s privacy laws.
Numerous other federal, state, and international laws govern the collection, use, and disclosure of personal information and may complicate our compliance efforts. Failure to comply with these laws can result in the imposition of significant fines and impact our ability to process certain personal data. For example, in the U.S., the CCPA affords California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action related to certain data security breaches. These protections have been expanded by the California Privacy Rights Act (“CPRA”), which became operational in most key respects on January 1, 2023. Similar laws have been proposed or passed at the U.S. federal and state level, including the Virginia Consumer Data Protection Act, which took effect on January 1, 2023, the Colorado Consumer Protection Act, which will take effect on July 1, 2023, the Connecticut Data Privacy Act, which will take effect on July 1, 2023, and the Utah Consumer Privacy Act, which will take effect on December 31, 2023. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including laws in all 50 states requiring security breach notification in some circumstances. These and other laws could create liability for us or increase our cost of doing business.
Outside of the U.S., the GDPR, for example, imposes penalties of up to 4.0% of annual global turnover. The GDPR imposes a number of strict obligations and restrictions on the ability to process (which includes collection, analysis, and transfer of) personal data, including health data from performance of clinical tests, clinical trials and adverse event reporting. The GDPR also includes requirements relating to establishing a legal basis for processing personal data, the information provided to the individuals prior to processing their personal data or personal health data, notification of data processing obligations to the national data protection authorities, standards for binding vendors that process personal data, and the security and confidentiality of the personal data. Further, the GDPR prohibits the transfer of personal data to countries outside of the EU that are not considered by the European Commission to provide an adequate level of data protection, including to the United States, except if the data controller meets very specific requirements. Following the Schrems II decision of the Court of Justice of the European Union (“CJEU”) on July 16, 2020, which invalidated the EU-US Privacy Shield Framework (the “Privacy Shield”) under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme, there is considerable uncertainty as to the permissibility of international data transfers under the GDPR. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. On June 4, 2021, the European Commission released two revised sets of standard contractual clauses, which have been designed in part to assist organizations in meeting

Table of Contents	NEOGENOMICS, INC.
the requirement of the CJEU’s judgment. However, it is unclear how the use of these clauses will be scrutinized and enforced by supervisory authorities and privacy interest groups.
These recent developments may require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/ in the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
In addition to the GDPR, numerous other countries have implemented laws governing the use, processing, and cross-border transfer of personal data, such as Switzerland’s FADP, Singapore’s PDPA, and China’s PIPL.
General Risk Factors
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

Table of Contents	NEOGENOMICS, INC.
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
We may be unable to realize estimated benefits from our cost reduction and restructuring efforts and our profitability may be hurt or our business might otherwise be adversely affected.
We engaged in restructuring activities in 2022 and these types of cost reduction and restructuring activities are ongoing and complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may take in the future, any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Restructuring presents potential risks of events occurring that could adversely affect us, including: actual or perceived disruption of service to customers; the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise; diversion of management attention from ongoing business activities; and the failure to maintain employee morale and retain key employees. In addition, the costs associated with implementing restructuring activities might exceed expectations, which could result in additional future charges. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of these measures and, if we do not, our business and results of operations may be adversely affected.
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

Table of Contents	NEOGENOMICS, INC.
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

Table of Contents	NEOGENOMICS, INC.
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
We maintain laboratories at all of our facilities, as well as administrative offices at four of our locations. The following table summarizes our facilities by location and approximate square footage:

Location	Square Footage
Fort Myers, Florida	150,000
Aliso Viejo, California	112,700
Houston, Texas	32,800
Carlsbad, California	28,600
San Diego, California	25,400
Durham, North Carolina	14,500
Cambridge, United Kingdom	12,500
Geneva (Rolle), Switzerland	8,000
Nashville, Tennessee	7,800
Tampa, Florida	5,600
Phoenix, Arizona	4,700
Chicago, Illinois	4,600
Singapore	4,000
Atlanta, Georgia	3,800
Suzhou, China	3,400
Fresno, California	2,600
Our Nashville, Tennessee; Tampa, Florida; Atlanta, Georgia; and Phoenix, Arizona locations support our Clinical Services segment exclusively. Our Rolle, Switzerland; Singapore and Suzhou, China laboratories support our Pharma Services

Table of Contents	NEOGENOMICS, INC.
segment exclusively. All other locations serve both segments of the business. For further financial information about our segments, please refer to Note 20. Segment Information, in the notes to our Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings, including proceedings that arise in the ordinary course of business. For further information on legal proceedings, please refer to Note 18. Commitments and Contingencies, in the notes to our Consolidated Financial Statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on The Nasdaq Stock Market LLC under the symbol “NEO.”
Holders of Common Stock
As of February 20, 2023, there were 741 stockholders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.
Dividends
We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance operations and future growth and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Our financing arrangements contain certain restrictions on our ability to pay dividends on our common stock.
Equity Compensation Plan Information
The following table summarizes the securities authorized for issuance under equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
Amended and Restated Equity Incentive Plan (“Equity Incentive Plan”)(1)	3,271,004	$17.67	4,868,198
Employee Stock Purchase Plan (“ESPP”)(2)	—	N/A	709,107
Equity compensation plans not approved by security holders:
Inducement Awards(3)	943,613	$12.36	—
Total	4,214,617		5,577,305
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
(2) The Company’s Employee Stock Purchase Plan was amended, restated and subsequently approved by a majority of stockholders on June 6, 2013, and amended and subsequently approved by a majority of stockholders on May 25, 2017, amended and subsequently approved by a majority of stockholders again on June 1, 2018, and then amended and subsequently approved by a majority of stockholders again

Table of Contents	NEOGENOMICS, INC.
on June 2, 2022. The most recent amendment increased the maximum aggregate number of shares reserved and available for issuance under the Employee Stock Purchase Plan to 2,500,000.
(3) Mr. Christopher M. Smith was appointed CEO effective August 15, 2022. Mr. Jeffrey S. Sherman was appointed CFO effective December 5, 2022. In connection with these appointments, the Company entered into a Form of Stand-Alone Inducement Restricted Stock Agreement and a Form of Stand-Alone Inducement Stock Option Agreement with Mr. Smith, and subsequently with Mr. Sherman (together, the “2022 Inducement Agreements”). The maximum aggregate number of shares reserved and available for issuance under the 2022 Inducement Agreements is 1,679,641.
Currently the Company’s Equity Incentive Plan, as amended most recently on May 27, 2021, and the Company’s ESPP, as amended most recently on June 2, 2022, are the only equity compensation plans in effect.
Recent Sales of Unregistered Securities
None for the year ended December 31, 2022 that have not been previously included in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased (4)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	67	$8.10	—	—
November 1, 2022 - November 30, 2022	15	$10.43	—	—
December 1, 2022 - December 31, 2022	22,546	$9.24	—	—
Total	22,628		—	—
(4) The Company’s Equity Incentive Plan, as amended on May 27, 2021, allows participants to surrender vesting shares having a fair market value equal to the required withholding tax related to the vesting of restricted stock. Pursuant to a share withholding election made by participants in connection with the vesting of such awards, all of which were outside of a publicly-announced repurchase plan, we acquired from such participants the shares noted in the table above to satisfy tax withholding obligations related to the vesting of their restricted stock. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

Table of Contents	NEOGENOMICS, INC.
Comparison of Cumulative Five Year Total Return
We have presented below the cumulative total return to our stockholders of $100 during the period from December 31, 2017, through December 31, 2022, in comparison to the cumulative return on the S&P 500 Index, the Nasdaq Biotechnology Index (^NBI) and a customized peer group of five publicly traded companies during that same period. The peer group is made up of Invitae Corporation, Exact Sciences Corporation, Laboratory Corporation of America Holdings, Natera, Inc., and Quest Diagnostics, Inc. Several of our closest competitors are part of large pharmaceutical or other multi-national firms, or are privately held and, as such, we are unable to obtain financial information for them.
The results assume that $100 (with reinvestment of all dividends) was invested in our common stock, the index, and in the peer group and its relative performance tracked through December 31, 2022. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock. The performance graph set forth above shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act except to the extent that we specifically incorporate such information by reference therein.
ITEM 6. SELECTED FINANCIAL DATA
Reserved.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in this Annual Report on Form 10-K. The information contained below includes statements of management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Annual Report under the caption “Forward Looking Statements,” which information is incorporated herein by reference. For discussion and analysis pertaining to 2021 overview and highlights as compared to 2020, please refer to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022.
Our Company
NeoGenomics is a high-complexity clinical laboratory that specializes in cancer genetics diagnostic testing and pharma services. Our testing services include cytogenetics, FISH, flow cytometry, IHC, molecular testing and morphologic analysis. We operate CAP accredited and CLIA certified laboratories for full-service sample processing in Fort Myers, Florida; Aliso Viejo and San Diego, California; Research Triangle Park, North Carolina; and Houston, Texas; and CAP accredited full-service, sample-processing laboratories in Rolle, Switzerland; Singapore and China. CAP accreditation is pending in

Table of Contents	NEOGENOMICS, INC.
Cambridge, United Kingdom. NeoGenomics also has several, small, non-processing laboratory locations across the United States for providing analysis services. NeoGenomics serves the needs of pathologists, oncologists, academic centers, hospital systems, pharmaceutical firms, integrated service delivery networks, and managed care organizations throughout the United States and pharmaceutical firms in Europe and Asia.
2022 Overview and Highlights
•We increased consolidated revenue by 5.2% compared to 2021, including increases in Clinical Services revenue of 3.6% and in Pharma Services revenue of 13.5%;
•Revenue growth over prior year accelerated each quarter in 2022;
•Reported sequential revenue, gross margin and adjusted EBITDA growth in each of the four quarters of 2022;
•Strengthened our executive leadership team by welcoming Chris Smith, Chief Executive Officer; Jeff Sherman, Chief Financial Officer; Warren Stone, President, Clinical Services; Vishal Sikri, President, Pharma Services and President and Chief Commercial Officer, Inivata; and Melody Harris, President, Enterprise Operations;
•Developed our vision of “OneNeo” to better integrate the Company, align our core capabilities and enhance communication; and
•Initiated a restructuring effort to take significant costs out of the business in 2023.
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
We are a leading provider of oncology-diagnostic services to biopharma companies. We will continue to work with these clients across the drug development continuum—from research and development through clinical trials testing—to commercialization of companion diagnostic tests. We expect to continue to grow our Pharma Services business through (i) global expansion in both Europe and Asia, (ii) expansion of our test offerings (including leading edge NGS tools such as WES, WGS, RaDaR), and (iii) our unique capabilities for developing and commercializing companion diagnostic tests.
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
We continue to develop our company-wide focus, which includes the following four critical success factors for 2023:
Profitably Grow Core Business
•Grow volume and NGS mix;
•Improve turnaround time;
•Win on service;
•Expand and optimize commercial optimization; and
•Improve product offering.
Accelerate Advanced Diagnostics
•Execute clinical RaDaR™ (MRD) launch;

Table of Contents	NEOGENOMICS, INC.
•Launch Neo Comprehensive, new NGS offering;
•Continue to improve Pharma growth and profitability; and
•Focus on enterprise data strategy.
Improve Profitability
•Increase productivity and efficiency;
•Manage general and administrative spend;
•Focused investments; and
•Prioritize revenue cycle management.
These critical success factors have been communicated throughout our Company. We have structured departmental goals around these factors and have created employee incentive plans in which every employee will have a meaningful incentive for our success.
Regulatory Environment
The FDA is currently considering changes that may include increased regulation of LDTs by the FDA. In October 2014 the FDA announced its proposed framework and timetable and indicated it would move toward greater oversight of LDTs. The FDA has not finalized the framework they announced in 2014. In 2017 the FDA shifted its approach to oversight of LDTs, indicating that they would work with Congress and stakeholders on a new legislative framework and pathway for all diagnostic testing. In 2018 the FDA began limited enforcement activities on a subset of LDTs known as pharmacogenetic testing (“PGx”). NeoGenomics is a member of the American Clinical Laboratory Association (“ACLA”), which has been in active discussions with the FDA and Congress regarding FDA oversight of LDT’s. However, recent agency announcements made in the context of the COVID-19 public health emergency have produced a shifting policy landscape and further uncertainty regarding FDA’s role in regulating LDTs: in August 2020, HHS announced that FDA would not require premarket review of LDTs absent notice-and-comment rulemaking, but in November 2021, HHS issued a statement withdrawing that prior announcement, indicating a return to FDA’s longstanding approach to the regulation and enforcement discretion toward LDTs. The most recent such proposal, the VALID Act, was introduced in both the House and Senate on June 24, 2021. The VALID Act was expected to be included in the Omnibus bill signed at the end of 2022, but ultimately was not included and that, as such, it remains unclear whether the VALID Act will be passed 2023 or whether FDA will proceed through rulemaking. At this time, we cannot predict what the current administration impact will be on the oversight and regulation of LDTs or if there will be any additional changes to current rules and regulations.
We closely monitor changes in legislation and take specific actions to identify and estimate the impact of changes in legislation whenever possible as regulatory changes can affect reimbursement for clinical laboratory services. We do not anticipate significant changes to our clinical revenue in 2023 resulting from known changes in legislation or rulemaking.
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
Clinical Services
The clinical cancer testing services we offer to community-based pathologists and oncologists are designed to be a natural extension of, and complementary to, the services that they perform within their own practices. We believe our relationship as a non-competitive partner to community-based pathology practices, hospital pathology labs, reference labs, and academic centers can empower them to expand their breadth of testing to provide a menu of services that could match or exceed the level of service found in any center of excellence around the world. Community-based pathology practices and hospital pathology labs may order certain testing services on a technical component only (“TC” or “tech-only”) basis, which allows them to participate in the diagnostic process by performing the professional component (“PC”) interpretation services without having to hire laboratory technologists or purchase the sophisticated equipment needed to perform the technical component of the tests. We also support our pathology clients with interpretation and consultative services using our own specialized team of pathologists for difficult or complex cases and we provide overflow interpretation services when requested by clients.
We are a leading provider of Molecular and NGS testing. These tests are interpreted by NeoGenomics’ team of Molecular experts and are often ordered in conjunction with other testing modalities. NGS panels are one of our fastest growing testing areas and clients can often receive a significant amount of biomarker information from very limited samples. These

Table of Contents	NEOGENOMICS, INC.
comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. We have a broad Molecular testing menu and our targeted NeoTYPE panels include genes relevant to a particular cancer type, as well as other complementary tests such as IHC and FISH. In addition, we offer molecular-only NGS targeted and comprehensive panels which combine DNA and RNA into a single work stream in order to report a full spectrum of genomic alterations, including mutations, fusions, copy number variations, and gene expression. This comprehensive menu means that our clients can get most of their oncology testing needs satisfied by our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. The acquisition of Inivata provided us with oncology Liquid Biopsy technology capabilities. InVisionFirst®-Lung is a highly sensitive, targeted plasma-based assay for patients with non-small cell lung cancer, and RaDaR® is an industry-leading liquid biopsy assay designed to detect residual disease and recurrence in plasma samples from patients with solid tumor malignancies. We expect our Molecular laboratory and NGS capabilities to be a key growth driver in the coming years.
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
Whether serving as the single contract research organization or partnering with one, our Pharma Services team provides significant technical expertise, working closely with our customers to support each stage of clinical trial development. Each trial we support comes with rapid turnaround time, dedicated project management and quality assurance oversight. We have experience in supporting submissions to the Federal Drug Administration (“FDA”) for companion diagnostics. Our Pharma Services strategy is focused on helping to bring more effective oncology treatments to market through providing world-class laboratory services in oncology to key pharmaceutical companies in the industry.
We believe that we are well positioned to service Pharma sponsors across the full continuum of the drug development process. Our Pharma Services team can work with these sponsors during the basic research and development phase as compounds come out of translational research departments, as well as work with clients from Phase I, Phase II and Phase III clinical trials as the sponsors work to demonstrate the efficacy of their drugs. The laboratory biomarker tests that are developed during this process may become companion diagnostic (“CDx”) tests, that will be used on patients to determine if they could respond to a certain therapy. We are able to offer these CDx tests to the market immediately after FDA approval as part of our Day 1 readiness program. This ability helps to speed the commercialization of a drug and can enable Pharma sponsors to reach patients through our broad distribution channel in the Clinical Services segment.
We are committed to connecting patients with life-altering therapies and trials. In carrying out these commitments, we aim to provide transparency and choice to patients regarding the handling and use of their data through our Notice of Privacy

Table of Contents	NEOGENOMICS, INC.
Practices, and have invested in leading technologies to ensure the data we maintain is secure at all times. We are continuing to develop and broaden our informatics and data-related tools to leverage our unique market position and oncology expertise to help our stakeholders solve real-world problems such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers. We also offer testing and informatics tools, such as Trapelo™, to help health care professionals navigate the rapidly evolving field of precision medicine. Trapelo™ is an end-to-end, clinical decision-support platform designed to resolve the complexities of precision oncology – from test ordering to therapy selection to navigating prior authorization.
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
•Goodwill;
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
Recoverability and Impairment of Long-Lived Assets
We review the recoverability of our long-lived assets (including definite-lived intangible assets) if events or changes in circumstances indicate the assets may be impaired. Evaluation of possible impairment is based on our ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value to the carrying amount of the asset.
Goodwill
We evaluate goodwill on an annual basis in the fourth quarter, or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying

Table of Contents	NEOGENOMICS, INC.
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
As of June 30, 2022 we performed a qualitative assessment to determine whether it was more likely than not that the fair values of our reporting units were less than their carrying values. Such qualitative factors included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. As a result of the qualitative assessment, we determined that due to changes in executive leadership and the sustained decline in our stock price of $12.15 per share as of March 31, 2022 to $8.15 per share as of June 30, 2022, there were indicators that it was more likely than not that the fair values of the reporting units were less than their carrying values. Accordingly, we performed a quantitative analysis and compared our reporting units’ fair values to their carrying values to determine whether goodwill was impaired. We determined the fair values of our reporting units using a combination of the income approach using discounted cash flows and the market approach utilizing comparable companies’ data. The assumptions and estimates, including management’s estimated future revenue growth rates, estimated future margins and discount rates, used in the quantitative analysis were based on management’s best estimate about current and future conditions including projected net revenue from emerging market technologies acquired through the June 2021 acquisition of Inivata. The results of the quantitative analysis showed that the reporting units’ fair values exceeded their carrying values and there was no impairment of the recorded goodwill as of June 30, 2022. However, to the extent we continue to experience declines in our stock price or experience other indicators, such as industry and market considerations or declines in financial performance, that the fair values of our reporting units are less than their carrying values, there could be a risk of goodwill impairment of our reporting units in future periods.
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
Revenue Recognition
Clinical Services Revenue
Our specialized diagnostic services are performed based on an online test order or a written test requisition form. The performance obligation is satisfied and revenues are recognized once the diagnostic services have been performed and the results have been delivered to the ordering physician. These diagnostic services are billed to various payers, including client direct billing, commercial insurance, Medicare and other government payers, and patients. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration we expect to receive based on negotiated discounts, historical collection experience and other anticipated adjustments, including anticipated payer denials. Collection of consideration we expect to receive typically occurs within 90 to 120 days of billing for commercial insurance, Medicare and other governmental and self-pay patients and within 60 to 90 days of billing for client payers.
The following table reflects our estimate of the breakdown of net clinical revenue by type of payer for the years ended December 31, 2022, 2021 and 2020:

Table of Contents	NEOGENOMICS, INC.

	2022	2021	2020
Client direct billing	67%	63%	63%
Commercial insurance	17%	19%	20%
Medicare and other government	16%	18%	17%
Total	100%	100%	100%
Pharma Services Revenue
Our Pharma Services segment generally enters into contracts with pharmaceutical and biotech customers as well as other contract research organizations (“CROs”) to provide research and clinical trial services. Such services also include validation studies and assay development. We record revenue on a unit-of-service basis based on the number of units completed towards the satisfaction of a performance obligation. Certain contracts include upfront fees or billing milestones that are recognized over time, which aligns with the progress of fulfilling our obligations under the contract.
Additional offerings within the Pharma Services portfolio includes Informatics, which involves the licensing of de-identified data to pharmaceutical and biotech customers in the form of either retrospective records or prospective deliveries of data. Informatics revenue is recognized at a point in time upon delivery of retrospective data or over time for prospective data feeds. We negotiate billing schedules and payment terms on a contract-by-contract basis, and contract terms generally provide for payments based on a unit-of-service arrangement.
Amounts collected in advance of services being provided are deferred as contract liabilities on the Consolidated Balance Sheets. The associated revenue is recognized and the contract liability is reduced as the contracted services are subsequently performed. Contract assets are established for revenue recognized but not yet billed. These contract assets are reduced once the customer is invoiced and a corresponding receivable is recorded. Additionally, Pharma Services incurs sales commissions in the process of obtaining contracts with customers. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected life of the customer relationship. For offerings with primarily short-term contracts, such as Informatics, we apply the practical expedient which allows costs to obtain a contract to be expensed when incurred, if the amortization period of the assets that would otherwise have been recognized is one year or less. Contract assets and capitalized commissions are included in other current assets and other assets on the Consolidated Balance Sheets.
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
As of December 31, 2022 and 2021, we determined sufficient positive evidence did not exist to conclude it is more likely than not that net operating losses generated by our operations in the U.S., Switzerland, Singapore, and China would be able to be utilized in future periods and has therefore established a valuation allowance against the deferred tax assets generated by such losses.

Table of Contents	NEOGENOMICS, INC.
Results of Operations for the year ended December 31, 2022 as compared with the year ended December 31, 2021
The following table presents the condensed Consolidated Statements of Operations as a percentage of revenue for the years ended December 31, 2022 and 2021:

	2022	2021
Net revenue	100.0%	100.0%
Cost of revenue(1)	63.1%	61.4%
Gross profit	36.9%	38.6%
Operating expenses:
General and administrative	47.7%	45.7%
Research and development	5.9%	4.5%
Sales and marketing	13.2%	12.9%
Restructuring charges	1.0%	—%
Total operating expenses	67.8%	63.1%
Loss from operations	(30.9)%	(24.5)%
Interest expense, net	0.3%	1.0%
Other expense, net	0.1%	0.1%
Gain on investment in and loan receivable from non-consolidated affiliate, net	—%	(22.5)%
Net loss before income taxes	(31.3)%	(3.1)%
Income tax benefit	(3.0)%	(1.4)%
Net loss	(28.3)%	(1.7)%
_________________
(1) Cost of revenue for the year ended December 31, 2022, includes $19.4 million of amortization of acquired Inivata developed technology intangible assets. Cost of revenue for the year ended December 31, 2021, includes $10.4 million of amortization of acquired Inivata developed technology intangible assets and write-offs of $5.3 million for COVID-19 PCR testing inventory.
Revenue
Clinical Services and Pharma Services net revenue for the years ended December 31, 2022 and 2021, are as follows (dollars in thousands):

	2022	2021	% Change
Net revenue:
Clinical Services	$418,754	$404,172	3.6%
Pharma Services	90,974	80,157	13.5%
Total net revenue	$509,728	$484,329	5.2%
Consolidated revenue in 2022 increased $25.4 million, or 5.2%, as compared to 2021. Clinical Services revenue increased $14.6 million, or 3.6%, to $418.8 million in 2022 as compared to $404.2 million in 2021. Increases in Clinical Services revenue reflects an increase in average unit price due to strategic reimbursement initiatives and a more favorable test mix.
Due to the broad roll-out of the COVID-19 vaccine and a sharp decline in the demand for COVID-19 PCR testing, we made the decision at the end of the first quarter 2021 to exit from COVID-19 PCR testing which was included in Clinical Services segment revenue. The Clinical Services segment’s continued focus is its broad and innovative testing menu as well as any future new product offerings. COVID-19 PCR testing revenue for the year ended December 31, 2021 was $1.6 million. There was no such revenue for the year ended December 31, 2022.
Pharma Services revenue increased $10.8 million, or 13.5%, to $91.0 million in 2022 as compared to $80.2 million in 2021, primarily driven by increased volume and higher billings across its portfolio, including RaDaR™ testing.
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
The consolidated cost of revenue and gross profit metrics for the years ended December 31, 2022 and 2021 are as follows (dollars in thousands):

Table of Contents	NEOGENOMICS, INC.

	2022	2021	% Change
Cost of revenue:
Clinical Services(2)	$261,742	$244,360	7.1%
Pharma Services(3)	60,090	52,909	13.6%
Total cost of revenue	$321,832	$297,269	8.3%
Cost of revenue as a percentage of revenue	63.1%	61.4%

Gross Profit:
Clinical Services	$157,012	$159,812	(1.8)%
Pharma Services	30,884	27,248	13.3%
Total gross profit	$187,896	$187,060	0.4%
Gross profit margin	36.9%	38.6%
_________________
(2) Clinical Services cost of revenue in 2022 includes $17.1 million of amortization of acquired Inivata developed technology intangible assets. Clinical Services cost of revenue in 2021 includes $9.2 million of amortization of acquired Inivata developed technology intangible assets and write-offs of $5.3 million for COVID-19 PCR testing inventory.
(3) Pharma Services cost of revenue in 2022 includes $2.4 million of amortization of acquired Inivata developed technology intangible assets. Pharma Services cost of revenue in 2021 includes $1.2 million of amortization of acquired Inivata developed technology intangible assets.
Consolidated cost of revenue increased for the year ended December 31, 2022 when compared to the same period in 2021 primarily due to higher payroll and payroll-related costs and the amortization of acquired Inivata developed technology intangible assets. The cost of revenue for the year ended December 31, 2021 included write-offs of $5.3 million for inventory due to the exit from COVID-19 PCR testing. There were no such inventory write-offs for the year ended December 31, 2022.
Gross profit margin for 2022 was 36.9% compared to 38.6% in 2021. This 1.7% decrease is primarily due to the amortization of acquired Inivata developed technology intangibles and higher payroll and payroll-related costs.
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
Consolidated general and administrative expenses for the years ended December 31, 2022 and 2021 are as follows (dollars in thousands):

	2022	2021	$ Change	% Change
General and administrative	$243,356	$221,347	$22,009	9.9%
General and administrative as a percentage of revenue	47.7%	45.7%
General and administrative expenses increased $22.0 million in 2022 compared to 2021. This increase was partially due to general and administrative expenses of $9.1 million for the Inivata and Trapelo Health subsidiaries which were acquired in the second quarter of 2021 and a net increase in non-cash stock-based compensation expenses of $2.2 million, which included incremental stock-based compensation for the acceleration of stock option and restricted stock awards upon the departure of certain of our officers. Excluding the increase in general and administrative expenses for the Inivata and Trapelo Health subsidiaries, general and administrative expenses also increased by $8.2 million of payroll and payroll-related costs, $5.4 million of investments in technology, $3.6 million of severance costs primarily related to executive departures, $3.9 million of professional fees, $2.2 million of relocation costs for our new Chief Executive Officer, $2.1 million of depreciation, $1.7 million of insurance expenses, $1.6 million of net loss on disposal of assets, and $1.2 million of facilities costs. These increases in general and administrative expenses for the year ended December 31, 2022 were partially offset by a decrease when compared to the same period in 2021 of $11.1 million of loss contingency for a regulatory matter and $11.3 million of acquisition transaction costs related to the acquisitions of Inivata and Trapelo that occurred in the second quarter of 2021.

Table of Contents	NEOGENOMICS, INC.
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, including payroll and payroll related costs, maintenance of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.
Consolidated research and development expense for the years ended December 31, 2022 and 2021 are as follows (dollars in thousands):

	2022	2021	$ Change	% Change
Research and development	$30,326	$21,873	$8,453	38.6%
Research and development as a percentage of revenue	5.9%	4.5%
Research and development expenses increased $8.5 million in 2022 compared to 2021. This increase primarily reflects an increase in research and development expenses for the Inivata subsidiary which was acquired in June of 2021.
We anticipate research and development expenditures will significantly increase in the future as we continue to invest in development costs for strategic innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel.
Consolidated sales and marketing expenses for the years ended December 31, 2022 and 2021, are as follows (dollars in thousands):

	2022	2021	$ Change	% Change
Sales and marketing	$67,321	$62,594	$4,727	7.6%
Sales and marketing as a percentage of revenue	13.2%	12.9%
Sales and marketing expenses increased $4.7 million in 2022 compared to 2021. The increase primarily reflects an increase in payroll and payroll-related costs due to the expansion of our precision medicine sales team.
We expect higher commissions expense in the coming quarters as our sales representatives generate new business in our business segments. We expect our sales and marketing expenses over the long term to align with changes in revenue and we continue to evaluate the effectiveness of our incentive compensation plans.
Restructuring charges
Consolidated restructuring charges for the years ended December 31, 2022 and 2021 are as follows (dollars in thousands):

	2022	2021	$ Change	% Change
Restructuring charges	$4,516	$—	$4,516	NM(4)
Restructuring charges as a percentage of revenue	1.0%	—%
_________________
(4) NM - Not meaningful
Restructuring charges relate to a restructuring program to improve execution and drive efficiency across the organization. Restructuring charges consist of severance and other employee costs, costs for optimizing the Company’s geographic presence, and consulting and other costs.
For the year ended December 31, 2022, we recorded $4.5 million of restructuring charges. The charges were comprised of $1.0 million in severance and other employee costs, $0.7 million loss on the impairment of facilities and assets, and $2.8 million of consulting and other costs. There were no such amounts recorded for the year ended December 31, 2021.
Interest Expense, Net
Interest expense, net, for the years ended December 31, 2022 and 2021 is as follows (dollars in thousands):

	2022	2021	$ Change	% Change
Interest expense, net	$1,506	$5,082	$(3,576)	(70.4)%

Table of Contents	NEOGENOMICS, INC.
Interest expense, net, decreased $3.6 million in 2022 compared to 2021. Interest expense for the years ended December 31, 2022 and 2021 primarily reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually. Interest expense also includes amortization related to our fixed income investments. Interest expense was partially offset for the years ended December 31, 2022 and 2021 by interest income on funds held in our cash equivalent and marketable securities accounts.
For further details regarding the convertible notes and our investments in marketable securities, please refer to Note 9. Debt, and Note 4. Fair Value Measurements, respectively, in the accompanying notes to the Consolidated Financial Statements.
Gain on Investment In and Loan Receivable From Non-Consolidated Affiliate, Net
Gain on investment in and loan receivable from non-consolidated affiliate, net, for the years ended December 31, 2022 and 2021 is as follows (dollars in thousands):

	2022	2021	$ Change	% Change
Gain on investment in and loan receivable from non-consolidated affiliate, net	$—	$(109,260)	$109,260	NM(5)
_________________
(5) NM - Not meaningful
We recorded a gain on investment in and loan receivable from non-consolidated affiliate, net, in the accompanying notes to the Consolidated Statements of Operations of $109.3 million in 2021 for the excess of the acquisition-date fair value of the previously-held equity interest, Purchase Option, and Line of Credit over their carrying values. There was no such amount recorded on the Consolidated Statements of Operations in 2022. For further details regarding the previously-held equity investment, purchase option in Inivata and the related gain, please refer to Note 3. Acquisitions and Note 8. Investment in Non-Consolidated Affiliate, in the accompanying notes to the Consolidated Financial Statements.
Net Loss
The following table provides the net loss for the years ended December 31, 2022 and 2021, along with the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	2022	2021
Net loss	$(144,250)	$(8,347)

Basic weighted average shares outstanding	124,217	119,962
Effect of potentially dilutive securities	—	—
Diluted weighted average shares outstanding	124,217	119,962

Basic net loss per share	$(1.16)	$(0.07)
Diluted net loss per share	$(1.16)	$(0.07)
Non-GAAP Measures
Use of Non-GAAP Financial Measures
In order to provide greater transparency regarding our operating performance, the financial results and financial guidance include the use of certain non-GAAP financial measures that involve adjustments to GAAP results. Non-GAAP financial measures exclude certain income and/or expense items that management believes are not directly attributable to our core operating results and/or certain items that are inconsistent in amounts and frequency, making it difficult to perform a meaningful evaluation of our current or past operating performance. Management believes that the presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors by facilitating the analysis of our core test-level operating results across reporting periods and when comparing those same results to those published by our peers. These non-GAAP financial measures may also assist investors in evaluating future prospects. Management also uses non-GAAP financial measures for financial and operational decision making, planning and forecasting purposes and to manage the business. These non-GAAP financial measures do not replace the presentation of financial information in accordance with U.S. GAAP financial results, should not be considered measures of liquidity, and are unlikely to be comparable to non-GAAP financial measures used by other companies.

Table of Contents	NEOGENOMICS, INC.
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income from continuing operations before: (i) interest expense, net, (ii) tax (benefit) or expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation expense, and, if applicable in a reporting period, (v) acquisition and integration related expenses, (vi) write-off of COVID-19 PCR testing inventory and equipment, (vii) CEO transition costs, (viii) new headquarters moving expenses, (ix) gain on investment in and loan receivable from non-consolidated affiliate, net, (x) loss contingency for regulatory matter, (xi) restructuring charges, and (xii) other significant or non-operating (income) or expenses, net.
The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the years ended December 31, 2022 and 2021 (dollars in thousands):

	2022	2021
NET LOSS (GAAP)	$(144,250)	$(8,347)
Adjustments to net loss:
Interest expense, net	1,506	5,082
Income tax benefit	(15,092)	(6,728)
Depreciation	35,372	30,192
Amortization of intangibles	34,058	23,160
EBITDA (non-GAAP)	(88,406)	43,359
Further Adjustments to EBITDA:
Acquisition and integration related expenses	2,479	15,683
Write-off of COVID-19 PCR testing inventory and equipment	—	6,061
CEO transition costs	4,518	591
New headquarters moving expenses	—	1,521
Non-cash stock-based compensation	24,672	22,458
Gain on investment in and loan receivable from non-consolidated affiliate, net	—	(109,260)
Loss contingency for regulatory matter	—	11,200
Restructuring charges	4,516	—
Other significant expenses (income), net(6)	4,211	4,226
ADJUSTED EBITDA (non-GAAP)	$(48,010)	$(4,161)
_________________
(6) For the year ended December 31, 2022, other significant (income) expenses, net, includes fees related to a regulatory matter, moving costs, a gain on the sale of a building and other non-recurring items. For the year ended December 31, 2021, other significant (income) expenses, net, includes strategic deal costs, moving costs, and other non-recurring items.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing, and financing activities for the years ended December 31, 2022 and 2021, as well as the period ending cash and cash equivalents and working capital (in thousands):

Table of Contents	NEOGENOMICS, INC.

	2022	2021
Net cash (used in) provided by:
Operating activities	$(65,993)	$(26,723)
Investing activities	517	(632,367)
Financing activities	11,829	725,285
Net change in cash and cash equivalents	(53,647)	66,195
Cash, cash equivalents and restricted cash, beginning of year	316,827	250,632
Cash and cash equivalents, end of year	$263,180	$316,827

Working Capital,(7) end of period	$515,359	$594,276
_________________
(7) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
Cash used in operating activities during the year ended December 31, 2022, was $66.0 million compared to $26.7 million in the same period in 2021. This $39.3 million increase was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, and other non-cash charges) which resulted in $12.2 million of higher cash used by operating activities year-over-year, as well as a $27.1 million increase in cash used resulting from net changes in operating assets and liabilities. The increase in cash used by operating activities for the year ended December 31, 2022 compared to the same period in 2021 reflects cash used to fund the operating activities of our Inivata subsidiary which was acquired in June of 2021, an increase in higher payroll and payroll-related costs to support our strategic growth initiatives, as well as the timing of cash receipts and cash payments in the ordinary course of business which can cause operating cash flow to fluctuate from period to period.
Cash Flows from Investing Activities
During the year ended December 31, 2022, cash provided by investing activities was $0.5 million, compared to $632.4 million of cash used in investing activities for the same period in 2021. This change was primarily due to a $419.4 million decrease in net cash used in business acquisitions, a $99.2 million decrease in purchases of marketable securities, a $33.3 million decrease in purchases of property and equipment, a $15.0 million decrease in loan receivable from non-consolidated affiliate, a $53.9 million increase in sales and maturities of marketable securities year-over-year, and a $12.1 million increase in proceeds from assets held for sale.
Cash Flows from Financing Activities
During the year ended December 31, 2022, cash provided by financing activities was $11.8 million compared to $725.3 million for the same period in 2021. The cash provided by financing activities during the year ended December 31, 2022 consisted of $12.6 million for the issuance of common stock net of issuance costs offset by $0.8 million used for the repayment of equipment financing obligations. The primary reason for the decrease in cash provided by financing activities year-over-year was that there were no convertible debt or equity offerings for the year ended December 31, 2022. Comparatively, the year ended December 31, 2021 had convertible debt net proceeds of $334.4 million and equity offering net proceeds of $408.1 million, partially offset by $29.3 million of premiums paid for capped call confirmations.
Liquidity Outlook
As of December 31, 2022, we had $263.2 million in cash and cash equivalents in addition to $174.8 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities, and cash collections are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business (including amounts required to fund working capital and capital expenditures, continued research, and development efforts) and potential strategic acquisitions and investments.
Related Party Transactions
Please refer to Note 19. Related Party Transactions, to our Consolidated Financial Statements for a description of our related party transactions.

Table of Contents	NEOGENOMICS, INC.
Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2022 (in thousands):

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 years	Total
Purchase obligations	$1,005	$—	$—	$—	$1,005
Equipment financing obligations	70	—	—	—	70
Operating lease obligations	9,235	17,708	13,798	56,026	96,767
Principal payments of long-term debt(8)	—	198,001	—	337,321	535,322
Total contractual obligations	$10,310	$215,709	$13,798	$393,347	$633,164
_________________
(8) Amounts represent required principal debt payments on our 2025 Convertible Notes and 2028 Convertible Notes. Please refer to Note 9. Debt, to our Consolidated Financial Statements for a full description of the terms of our indebtedness and the related debt service requirements.
Capital Expenditures
During the year ended December 31, 2022, capital expenditures were $30.9 million. We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ended December 31, 2023, will be in the range of $30.0 million to $40.0 million. We have funded and plan to continue funding these capital expenditures with cash and financing.
Recently Adopted Accounting Guidance
Please refer to Note 2. Summary of Significant Accounting Policies, to our Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements pending adoption.
Effects of Inflation
During the years ended December 31, 2022, 2021 and 2020, inflation did not have a material effect on our business. Widely reported inflation has occurred, however, and may be ongoing for the foreseeable future. Depending on the severity and persistence of these inflationary pressures, we could experience, in the future, a negative impact on our financial results. While we anticipate an increasingly uncertain macroeconomic environment in fiscal year 2023, we will continue to mitigate through targeted pricing and various sourcing strategies. We remain optimistic about our growth opportunities in our key markets in fiscal year 2023.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on December 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we do not believe that we have a material financial market risk

Table of Contents	NEOGENOMICS, INC.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NeoGenomics, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
◦Testing management’s ability to estimate implicit price concessions accurately by comparing recorded net revenue to cash receipts received through January 2023.
◦Evaluating trends in revenue and accounts receivable compared to previous periods to identify any evidence that may contradict management’s assertion regarding implicit price concessions.
Goodwill — Clinical and Pharma Reporting Units — Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
As discussed in Notes 2 and 7 to the financial statements, the Company’s consolidated goodwill balance was $522.8 million as of December 31, 2022, of which $458.8 million and $64.0 million was allocated to the Clinical and Pharma reporting units, respectively. As a result of the qualitative impairment assessment performed as of June 30, 2022, the Company determined there were indicators it was more likely than not that the fair values of its reporting units were less than their carrying values, including changes to executive leadership and a sustained decline in the Company’s stock price. Accordingly, the Company performed a quantitative analysis and determined the Clinical and Pharma reporting units’ fair values exceeded their respective carrying values and there was no impairment of the recorded goodwill as of June 30, 2022.
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of the income approach, using the discounted cash flow model, and the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions, including those related to the selection of discount rates, the timing and amount of future revenues, and operating margins.
We identified goodwill for the Clinical and Pharma reporting units as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Clinical and Pharma reporting units, and the sensitivity of those estimates and assumptions to change. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the Company’s estimates and assumptions related to the selection of the discount rates, forecasts of the timing and amount of future revenues, including the emerging market technology, RaDaR™, for which there is limited historical data, and operating margins for the Clinical and Pharma reporting units.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of discount rates, forecasts of future revenues, and operating margins for the Clinical and Pharma reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment assessment, including those over the determination of the fair value of the Clinical and Pharma reporting units as of June 30, 2022, such as controls related to the selection of the discount rates for the Clinical and Pharma reporting units, management’s estimate of the timing and amount of future revenues, including revenues related to RaDaR™, and operating margins.
•We evaluated the reasonableness of management’s estimates of the timing and amount of future revenues, including revenues related to RaDaR™, and operating margins by comparing the estimates to (1) the actual historical results of the Clinical and Pharma reporting units (2) peer companies and third-party market analyses, (3) internal communications to management and the board of directors, (4) external communications made by management to

Table of Contents	NEOGENOMICS, INC.
analysts and investors, and (5) industry reports containing analyses of the Company and its competitors’ technologies.
•With the assistance of our fair value specialists, we evaluated the discount rates by:
◦Testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management;
◦Comparing the discount rates used by management to the discount rates associated with other companies with a similar risk profile; and
◦Evaluating the interaction between the discount rates and the forecasts to understand and sensitize management’s assumptions regarding risk inherent in the forecasts.

/s/ Deloitte & Touche LLP
San Diego, California
February 24, 2023
We have served as the Company’s auditor since 2019.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$263,180	$316,827
Marketable securities, at fair value	174,809	198,563
Accounts receivable, net	119,711	112,130
Inventories	24,277	23,395
Prepaid assets	15,237	12,354
Assets held for sale	—	10,050
Other current assets	8,077	8,189
Total current assets	605,291	681,508
Property and equipment (net of accumulated depreciation of $131,930 and $109,952, respectively)	102,499	109,465
Operating lease right-of-use assets	96,109	102,197
Intangible assets, net	408,260	442,325
Goodwill	522,766	527,115
Other assets	5,109	7,168
Total non-current assets	1,134,743	1,188,270
Total assets	$1,740,034	$1,869,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,510	$17,921
Accrued compensation	40,141	38,304
Accrued expenses and other liabilities	15,070	17,796
Current portion of equipment financing obligations	70	1,135
Current portion of operating lease liabilities	6,584	6,884
Pharma contract liabilities	7,557	5,192
Total current liabilities	89,932	87,232
Long-term liabilities
Convertible senior notes, net	535,322	532,483
Operating lease liabilities	68,952	72,289
Deferred income tax liabilities, net	34,750	55,475
Other long-term liabilities	13,055	14,022
Total long-term liabilities	652,079	674,269
Total liabilities	742,011	761,501
Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 126,913,992 and 124,107,500 shares issued and outstanding, respectively)	127	124
Additional paid-in capital	1,160,882	1,123,628
Accumulated other comprehensive loss	(3,899)	(638)
Accumulated deficit	(159,087)	(14,837)
Total stockholders’ equity	998,023	1,108,277
Total liabilities and stockholders’ equity	$1,740,034	$1,869,778

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
NET REVENUE
Clinical Services	$418,754	$404,172	$382,337
Pharma Services	90,974	80,157	62,111
Total net revenue	509,728	484,329	444,448

COST OF REVENUE	321,832	297,269	258,555

GROSS PROFIT	187,896	187,060	185,893
Operating expenses:
General and administrative	243,356	221,347	143,794
Research and development	30,326	21,873	8,229
Sales and marketing	67,321	62,594	47,862
Restructuring charges	4,516	—	—
Total operating expenses	345,519	305,814	199,885
LOSS FROM OPERATIONS	(157,623)	(118,754)	(13,992)
Interest expense, net	1,506	5,082	7,019
Other expense (income), net	213	499	(7,906)
Gain on investment in and loan receivable from non-consolidated affiliate, net	—	(109,260)	(3,955)
Loss on extinguishment of debt	—	—	1,400
Loss on termination of cash flow hedge	—	—	3,506
Loss before taxes	(159,342)	(15,075)	(14,056)
Income tax benefit	(15,092)	(6,728)	(18,228)
NET (LOSS) INCOME	$(144,250)	$(8,347)	$4,172

NET (LOSS) INCOME PER SHARE
Basic	$(1.16)	$(0.07)	$0.04
Diluted	$(1.16)	$(0.07)	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	124,217	119,962	108,579
Diluted	124,217	119,962	111,794

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Years Ended December 31,
	2022	2021	2020
NET (LOSS) INCOME	$(144,250)	$(8,347)	$4,172

OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized loss on marketable securities, net of tax	(3,261)	(648)	(33)
Unrealized loss on effective cash flow hedge, net of tax	—	—	(1,000)
Cash flow hedge termination reclassified to earnings, net of tax	—	—	2,661
Total other comprehensive (loss) income, net of tax	(3,261)	(648)	1,628
COMPREHENSIVE (LOSS) INCOME	$(147,511)	$(8,995)	$5,800

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit
	Shares	Amount				Total
Balance, December 31, 2019	104,781,236	$105	$520,278	$(1,618)	$(11,357)	$507,408
Common stock issuance ESPP Plan	138,309	—	3,579	—	—	3,579
Issuance of restricted stock, net of forfeitures	97,478	—	(1,276)	—	—	(1,276)
Issuance of common stock for stock options	2,306,951	2	18,273	—	—	18,275
Issuance of common stock - public offering, net of underwriting discounts	4,751,500	5	127,288	—	—	127,293
Stock issuance fees and expenses	—	—	(268)	—	—	(268)
ESPP expense	—	—	875	—	—	875
Stock-based compensation expense - options and restricted stock	—	—	9,337	—	—	9,337
Equity component of Convertible Senior Notes due 2025	—	—	30,912	—	—	30,912
Tax liability related to Convertible Senior Notes due 2025	—	—	(7,504)	—	—	(7,504)
Convertible note debt issuance costs	—	—	(137)	—	—	(137)
Loss on effective cash flow hedge, net	—	—	—	(1,000)	—	(1,000)
Cash flow hedge termination reclassified to earnings	—	—	—	2,661	—	2,661
Net unrealized loss on marketable securities, net of tax	—	—	—	(33)	—	(33)
Net income	—	—	—	—	4,172	4,172
Balance, December 31, 2020	112,075,474	$112	$701,357	$10	$(7,185)	$694,294
Cumulative-effect adjustment from change in accounting principle	—	—	(23,271)	—	695	(22,576)
Premiums paid for capped call confirmations	—	—	(29,291)	—	—	(29,291)
Common stock issuance ESPP Plan	112,094	—	4,360	—	—	4,360
Issuance of restricted stock, net of forfeitures	811,335	1	(2,818)	—	—	(2,817)
Issuance of common stock for stock options	1,372,564	1	13,677	—	—	13,678
Issuance of common stock - private placement, net of private placement fees	4,444,445	4	189,859	—	—	189,863
Issuance of common stock - public offering, net of underwriting discounts	4,693,876	5	218,495	—	—	218,500
Issuance of common stock for acquisition	597,712	1	29,174	—	—	29,175
Stock issuance fees and expenses	—	—	(372)	—	—	(372)
ESPP expense	—	—	1,052	—	—	1,052
Stock-based compensation expense - options and restricted stock	—	—	21,406	—	—	21,406
Net unrealized loss on marketable securities, net of tax	—	—	—	(648)	—	(648)
Net loss	—	—	—	—	(8,347)	(8,347)
Balance, December 31, 2021	124,107,500	$124	$1,123,628	$(638)	$(14,837)	$1,108,277
Common stock issuance ESPP Plan	415,450	—	3,787	—	—	3,787
Issuance of restricted stock, net of forfeitures	1,446,783	2	(1,579)	—	—	(1,577)
Issuance of common stock for stock options	944,259	1	10,377	—	—	10,378
Stock issuance fees and expenses	—	—	(3)	—	—	(3)
ESPP expense	—	—	1,040	—	—	1,040
Stock-based compensation expense - options and restricted stock	—	—	23,632	—	—	23,632
Net unrealized loss on marketable securities, net of tax	—	—	—	(3,261)	—	(3,261)
Net loss	—	—	—	—	(144,250)	(144,250)
Balance, December 31, 2022	126,913,992	$127	$1,160,882	$(3,899)	$(159,087)	$998,023

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(144,250)	$(8,347)	$4,172
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	35,372	30,192	25,904
Amortization of intangibles	34,058	23,160	9,817
Non-cash stock-based compensation	24,672	22,458	10,212
Non-cash operating lease expense	9,775	8,716	6,168
Amortization of convertible debt discount	2,657	2,563	4,358
Amortization of debt issuance costs	182	178	165
Loss on debt extinguishment	—	—	1,400
Loss on termination of cash flow hedge	—	—	3,506
Gain on investment in and loan receivable from non-consolidated affiliate, net	—	(109,260)	(3,955)
Interest on loan receivable from non-consolidated affiliate	—	(391)	—
Loss on disposal of assets	2,858	606	450
Gain on sale of assets held for sale	(2,048)	—	—
Impairment of long-lived assets	718	—	—
Write off of COVID-19 PCR testing inventory and equipment	—	6,061	—
Other non-cash items	1,714	1,941	1,010
Changes in assets and liabilities, net:
Accounts receivable, net	(7,581)	(4,691)	(12,601)
Inventories	(1,100)	1,634	(15,197)
Prepaid lease asset	—	(4,788)	(20,229)
Prepaid and other assets	(1,160)	(1,906)	(9,750)
Operating lease liabilities	(8,557)	(7,875)	(4,916)
Deferred income tax liabilities, net	(16,098)	(6,299)	(10,972)
Accounts payable, accrued and other liabilities	2,795	19,325	11,918
Net cash (used in) provided by operating activities	$(65,993)	$(26,723)	$1,460
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(97,605)	(196,791)	(73,101)
Proceeds from sales and maturities of marketable securities	116,915	62,970	5,356
Purchases of property and equipment	(30,891)	(64,142)	(29,096)
Proceeds from assets held for sale	12,098	—	—
Business acquisitions, net of cash acquired	—	(419,404)	(37,000)
Investment in non-consolidated affiliate	—	—	(25,600)
Loan receivable from non-consolidated affiliate	—	(15,000)	—
Net cash provided by (used in) investing activities	$517	$(632,367)	$(159,441)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing obligations	(758)	(3,047)	(5,615)
Repayment of term loan	—	—	(97,540)
Cash flow hedge termination	—	—	(3,317)
Issuance of common stock, net	12,587	15,080	20,310
Proceeds from issuance of convertible debt, net of issuance costs	—	334,410	194,466
Premiums paid for capped call transactions	—	(29,291)	—
Proceeds from equity offering, net of issuance costs	—	408,133	127,293
Net cash provided by financing activities	$11,829	$725,285	$235,597
Net change in cash and cash equivalents	$(53,647)	$66,195	$77,616
Cash, cash equivalents and restricted stock, beginning of year	$316,827	$250,632	$173,016
Cash, cash equivalents and restricted cash, end of year	$263,180	$316,827	$250,632

Table of Contents	NEOGENOMICS, INC.

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$263,180	$316,827	$228,713
Restricted cash	—	—	21,919
Total cash, cash equivalents and restricted cash	$263,180	$316,827	$250,632

Supplemental disclosure of cash flow information:
Interest paid	$3,404	$3,065	$2,926
Income taxes paid, net	$180	$148	$246
Supplemental disclosure of non-cash investing and financing information:
Fair value of common stock issued to fund business acquisition	$—	$29,174	$—
Equipment acquired under financing obligations	$—	$—	$428
Purchases of property and equipment included in accounts payable	$1,688	$1,315	$2,007

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
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
COVID-19 Pandemic Update
The impact from the COVID-19 pandemic, including recent COVID-19 variants, and the related disruptions had a significant adverse impact on the Company’s results of operations, volume growth rates and test volumes in 2020, 2021 and 2022. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national, and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition, and cash flows may continue to be materially adversely affected, particularly if the pandemic continues to persist for a significant amount of time.
The Company anticipates that the cash on hand, marketable securities, and expected cash collections are sufficient to fund near-term capital and operating needs for at least the next 12 months.
At the end of the first quarter 2021, due to the broad roll-out of the COVID-19 vaccine and a sharp decline in COVID-19 polymerase chain reaction (“PCR”) testing demand, the Company made the decision to exit COVID-19 PCR testing and the Company recorded a $6.1 million loss related to the exit from COVID-19 PCR testing. This amount consisted of write-offs of $5.3 million for all remaining COVID-19 PCR testing inventory recorded to cost of revenue and $0.8 million for all remaining COVID-19 PCR testing laboratory equipment recorded to general and administrative expenses on the Consolidated Statements of Operations for the year ended December 31, 2021. There were no such amounts recorded for each of the years ended December 31, 2022 and 2020.
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
During the year ended December 31, 2020, the Company recognized $7.9 million in grant income related to the CARES Act. There were no such amounts recorded for each of the years ended December 31, 2022 and 2021. CARES Act grant income is classified in other expense (income), net, on the Consolidated Statements of Operations.
The CARES Act also permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020. 50% of the deferred amount was due on December 31, 2021 and the remaining 50% was due on December 31, 2022. As of December 31, 2022, there were no accrued deferred social security taxes related to the CARES Act recorded on the Consolidated Balance Sheets. As of December 31, 2021, the total accrued deferred social security taxes, related to the CARES Act was $3.0 million. This amount was recorded in accrued expenses and other liabilities on the Consolidated Balance Sheets.
Additionally, the CARES Act included an Employee Retention Tax Credit (“ERTC”) provision designed to encourage employers to retain employees on their payroll. The ERTC is a refundable tax credit against certain payroll taxes paid by employers for eligible wages paid between March 13, 2020 and September 30, 2021 that meet the requirements of the ERTC

Table of Contents	NEOGENOMICS, INC.
provision. For the year ended December 31, 2020, the Company recognized $1.9 million in credits under the ERTC which was included in loss from operations on the Consolidated Statements of Operations. The Company recorded $4.4 million and $1.9 million in expense in loss from operations related to non-reoccurring reversals and reserves against tax credits previously recorded for the years ended December 31, 2021 and 2020, respectively. There were no such amounts recorded for the year ended December 31, 2022.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Parent and its subsidiaries. All intercompany accounts and balances have been eliminated in consolidation.
Use of Estimates
The Company prepares its Consolidated Financial Statements in conformity with GAAP. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the Consolidated Financial Statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these Consolidated Financial Statements include, but are not limited, to those related to revenues, accounts receivable and related allowances, contingencies, useful lives and recovery of long-term assets and intangible assets, income taxes and valuation allowances, stock-based compensation, business combinations, impairment analysis of goodwill, and restructuring reserves. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected on the Consolidated Financial Statements prospectively from the date of the change in estimate.
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
Segment Reporting
The Company reports its activities in two reportable segments; (1) the Clinical Services segment and (2) the Pharma Services segment. These reportable segments deliver testing services to hospitals, reference labs, pathologists, oncologists, clinicians, pharmaceutical firms, and researchers and represent 100% of the Company’s consolidated assets, net revenue, and net (loss) income in each of the years ended December 31, 2022, 2021 and 2020. Please refer to Note 20. Segment Information, for further financial information about these segments.
Business Combinations
The Company accounts for acquisitions of entities over which control is obtained that include inputs and processes and have the ability to create outputs as business combinations. The tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the business combination date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The Company bases the estimated fair value of identifiable intangible assets acquired in a business combination on independent third-party valuations that use information and assumptions provided by management, which consider estimates of inputs and assumptions that a market participant would use. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired less liabilities assumed is recorded to goodwill. The use of alternative

Table of Contents	NEOGENOMICS, INC.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2022, its concentration of credit risk related to cash and cash equivalents was not significant.
Marketable Securities
The Company classifies all marketable securities as available-for-sale, including those with maturity dates beyond 12 months, and therefore these securities are classified within current assets on the Consolidated Balance Sheets as they are available to support current operational liquidity needs.
Marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive income until realized. The Company evaluates its marketable securities for other-than-temporary impairment on a quarterly basis. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer, and whether there is the intent to sell or will more likely than not be required to sell before the securities’ anticipated recovery. There were no other-than-temporary impairments for the years ended December 31, 2022, 2021 and 2020. Regardless of the intent to sell a security, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are recorded when the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security.
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
Prepaid Assets

Table of Contents	NEOGENOMICS, INC.
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
Other Current Assets
As of December 31, 2022 and 2021, other current assets consisted primarily of receivables related to research and development (“R&D”) tax credits, pharma contract assets and other non-trade receivables.
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
The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts and any resulting gain or loss is included in loss from operations. Repairs and maintenance costs are expensed as incurred and are included in cost of revenue, general and administrative expenses or R&D expenses, as appropriate in the Consolidated Statements of Operations.
Leases
The Company leases corporate offices and laboratory spaces throughout the world, all of which are classified as operating leases expiring at various dates and generally having terms ranging from 1 to 20 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Some of the Company’s real estate lease agreements include options to either renew or early terminate the lease. Leases with renewal options allow the Company to extend the lease term typically between 1 and 5 years. When it is reasonably certain that the Company will exercise an option to renew or terminate a lease, these options are considered in determining the classification and measurement of the lease at lease commencement.
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

Table of Contents	NEOGENOMICS, INC.
sales and marketing, and R&D expenses (depending on the nature of the leased asset) in the Consolidated Statements of Operations.
Intangible Assets, net
Intangible assets with determinable useful lives are recorded initially at acquired fair value or cost, less accumulated amortization. Each intangible asset with a determinable useful life is amortized over its estimated useful life using the straight-line method. The Company periodically reviews the estimated pattern in which the economic benefits will be consumed and adjusts the amortization period and pattern to match the estimate. Intangible assets with indefinite useful lives are recorded initially at fair value or cost and are tested annually for impairment or more frequently if management believes indicators of impairment exist. For the years ended December 31, 2022, 2021 and 2020, no impairment losses related to intangible assets with indefinite useful lives were recorded.
At December 31, 2022 and 2021 the Company’s intangible assets were comprised of customer relationships, trade names and trademarks, marketing assets, and developed technology.
Recoverability and Impairment of Long-Lived Assets
The Company reviews the recoverability of its long-lived assets (including definite-lived intangible assets) if events or changes in circumstances indicate the assets may be impaired. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value to the carrying amount of the asset. For the years ended December 31, 2021 and 2020, no impairment losses were recognized related to long-lived assets. For the year ended December 31, 2022, the Company recognized $0.7 million of impairment charges to facility-related assets within restructuring charges on the Consolidated Statements of Operations. For further details on the Company’s restructuring activities, please refer to Note 14. Restructuring.
Goodwill
The Company evaluates goodwill on an annual basis in the fourth quarter, or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management performs a quantitative goodwill impairment test. The quantitative analysis is performed by comparing the fair value of the reporting unit to its carrying value. If the carrying value is greater than the estimate of fair value, an impairment loss will be recognized for the amount in which the carrying amount exceeds the reporting unit’s fair value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. For the years ended December 31, 2022, 2021 and 2020, the Company’s evaluation of goodwill resulted in no impairment losses.
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
Contingencies
The Company accrues contingent losses when estimated impacts of various conditions, situations or circumstances involve uncertain outcomes. Contingent losses are recorded based on management judgment along with internal and external advice from legal counsel and/or technical consultants. Estimated losses from contingencies are recorded when both of the following conditions are met: (i) information available before the financial statements are issued (or available to be issued) indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (ii) the amount of loss can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, that amount shall be accrued. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range shall be accrued. Please refer to Note 18. Commitments and Contingencies, for further discussion.

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
Pharma Services
The Company’s Pharma Services segment generally enters into contracts with pharmaceutical and biotech customers as well as other contract research organizations (“CROs”) to provide research and clinical trial services. Such services also include validation studies and assay development. The Company records revenue on a unit-of-service basis based on the number of units completed towards the satisfaction of a performance obligation. Certain contracts include upfront fees or billing milestones that are recognized over time, which aligns with the progress of the Company towards fulfilling its obligations under the contract.

Table of Contents	NEOGENOMICS, INC.
Additional offerings within the Pharma Services portfolio includes Informatics, which involves the licensing of de-identified data to pharmaceutical and biotech customers in the form of either retrospective records or prospective deliveries of data. Informatics revenue is recognized at a point in time upon delivery of retrospective data or over time for prospective data feeds. The Company negotiates billing schedules and payment terms on a contract-by-contract basis, and contract terms generally provide for payments based on a unit-of-service arrangement.
Amounts collected in advance of services provided are deferred as contract liabilities. The associated revenue is recognized and the contract liability is reduced as the contracted services are subsequently performed. Contract assets are established for revenue that has been recognized but not yet billed. These contract assets are reduced once the customer is invoiced and a corresponding account receivable is recorded. Additionally, Pharma Services incurs sales commissions in the process of obtaining contracts with customers. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected life of the customer relationship. For offerings with primarily short-term contracts, such as Informatics, the Company applies the practical expedient which allows costs to obtain a contract to be expensed when incurred, if the amortization period of the assets that would otherwise have been recognized is one year or less. Contract assets and capitalized commissions are included in other current assets and other assets on the Consolidated Balance Sheets.
Most contracts are terminable by the customer, either immediately or according to advance notice terms specified within the contracts. All contracts require payment of fees to the Company for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract.
Cost of Revenue
Cost of revenue includes payroll and payroll related costs for performing tests, project management, depreciation of laboratory equipment and laboratory leasehold improvements, rent for laboratory facilities, laboratory reagents, probes and supplies, delivery and courier costs relating to the transportation of specimens to be tested, and amortization for acquired Inivata developed technology intangible assets. The expenses related to shipping specimens to the facilities for testing, includes costs incurred for contract couriers, commercial airline flights, and courier charges. The Company also incurs expenses returning samples and slides to its customers. For the years ended December 31, 2022, 2021 and 2020, the Company recorded shipping expenses of approximately $19.6 million, $16.5 million, and $13.8 million, respectively as cost of revenue in the Consolidated Statements of Operations.
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
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel in the Clinical Services segment. Advertising costs are expensed at the time they are incurred and are deemed immaterial for the years ended December 31, 2022, 2021 and 2020.
Restructuring charges
Restructuring charges relate to a restructuring program to improve execution and drive efficiency across the organization. Restructuring charges consist of severance and other employee costs, costs for optimizing the Company’s geographic presence, and consulting and other costs. For further details on the Company’s restructuring activities, please refer to Note 14. Restructuring.
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
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes on the Consolidated Balance Sheets. At December 31, 2022 and 2021, the Company has an uncertain tax position related to Federal and State R&D tax credits. The Company does not expect a significant change in its uncertain tax positions in the next 12 months.
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
Recent Accounting Pronouncements
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). This update requires business entities to disclose information about certain government assistance they receive. Such disclosure requirements include the nature of the transactions and the related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions. ASU 2021-10 is effective for annual periods beginning after December 15, 2021, with early adoption permitted. ASU 2021-10 should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company adopted this pronouncement on January 1, 2022, and there was no impact from this standard on its annual disclosures.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This update amends guidance to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted including adoption in an interim period. If the Company early adopts in an interim period, the Company is required to apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted this standard as of January 1, 2023 and there was no impact on its Consolidated Financial Statements.

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

Table of Contents	NEOGENOMICS, INC.
The goodwill recognized, all of which is assigned to the Clinical Services segment, was primarily attributable to expected synergies of the combined businesses and the acquisition of an assembled workforce knowledgeable of the healthcare and information technology industries. None of the goodwill resulting from the acquisition of Trapelo is expected to be deductible for income tax purposes.
Acquisition and integration costs related to Trapelo were approximately $1.8 million for the year ended December 31, 2021 and are recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations. There were no such amounts recorded for the years ended December 31, 2022 and 2020.
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

Table of Contents	NEOGENOMICS, INC.

	June 18, 2021 (as initially reported)	Measurement Period Adjustments	Adjustment	June 18, 2021 (as adjusted)
Fair value of business combination:
Cash paid at closing	$398,594	$—	$—	$398,594
Fair value of Line of Credit	15,000	—	—	15,000
Fair value of consideration transferred	$413,594	$—	$—	$413,594
Fair value of previously-held equity interest(1)	62,919	1,987	—	64,906
Fair value of Purchase Option(1)	58,537	15,763	—	74,300
Total fair value of business combination	$535,050	$17,750	$—	$552,800

Allocation of the fair value business combination:
Cash	$14,068	$—	$—	$14,068
Other current assets(2)	5,366	345	—	5,711
Property and equipment	1,753	—	—	1,753
Identifiable intangible assets - developed technology(1)	302,982	(11,796)	—	291,186
Identifiable intangible assets - trademarks(1)	31,700	(226)	—	31,474
Identifiable intangible asset - trade name(1)	2,322	253	—	2,575
Other long-term assets	6,240	—	—	6,240
Total identifiable assets acquired	364,431	(11,424)	—	353,007
Current liabilities	(4,241)	(1,650)	—	(5,891)
Deferred income tax liabilities(3)(4)	(64,680)	3,686	4,349	(56,645)
Other long-term liabilities	(4,690)	—	—	(4,690)
Net identifiable assets acquired	290,820	(9,388)	4,349	285,781
Goodwill(4)	244,230	27,138	(4,349)	267,019
Total fair value of business combination	$535,050	$17,750	$—	$552,800
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
(4) During the third quarter of 2022, the Company recorded a $4.3 million decrease to goodwill and corresponding decrease to deferred income tax liabilities, net, on the Consolidated Balance Sheets to correct an immaterial error related to a prior period. The error was not material to any previously reported annual or interim consolidated financial statements.
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

Table of Contents	NEOGENOMICS, INC.
$56.6 million. None of the goodwill resulting from the acquisition of Inivata is expected to be deductible for income tax purposes.
Acquisition and integration costs related to Inivata were $13.9 million for the year ended December 31, 2021 and are recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations. There were no such amounts recorded for the years ended December 31, 2022 and 2020.
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

	For the years ended December 31,
	2021	2020
Net revenue	$484,231	$444,884
Net loss	$(129,251)	$(65,387)
These unaudited pro forma results represent the combined results of operations of the Company and Inivata, on an unaudited pro forma basis, for the period in which the acquisition of Inivata occurred and the prior reporting period as though the companies had been combined as of the beginning of the earliest period presented. Therefore, the unaudited pro forma consolidated results have been prepared by adjusting the Company’s historical results to include the acquisition of Inivata as if it occurred on January 1, 2020. Acquisition-related transaction costs incurred by Inivata of $11.0 million are included in net loss as if incurred on January 1, 2020. Acquisition-related transaction and retention costs incurred by the Company of $13.9 million are included in net loss as if incurred on January 1, 2020. These unaudited pro forma consolidated historical results exclude $109.3 million and $4.0 million of gain on investment in and loan receivable from non-consolidated affiliate, net, recorded for the years ended December 31, 2021 and 2020, respectively.
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

Table of Contents	NEOGENOMICS, INC.
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$56,426	$—	$(651)	$55,775
Yankee bonds	5,358	—	(92)	5,266
Agency bonds	12,485	—	(116)	12,369
Municipal bonds	12,841	—	(1,030)	11,811
Commercial paper	2,846	8	—	2,854
Asset-backed securities	25,544	2	(427)	25,119
Corporate bonds	63,748	3	(2,136)	61,615
Total	$179,248	$13	$(4,452)	$174,809

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$52,791	$11	$(138)	$52,664
Yankee bonds	6,175	1	(16)	6,160
Agency bonds	17,546	—	(16)	17,530
Municipal bonds	12,440	—	(211)	12,229
Commercial paper	17,694	—	(4)	17,690
Asset-backed securities	27,620	1	(86)	27,535
Corporate bonds	65,198	9	(452)	64,755
Total	$199,464	$22	$(923)	$198,563
The Company had $0.9 million and $0.6 million of accrued interest receivable at December 31, 2022 and 2021, respectively, included in other assets on its Consolidated Balance Sheets related to its marketable securities. Realized gains or losses were immaterial for the years ended December 31, 2022, 2021 and 2020.

Table of Contents	NEOGENOMICS, INC.
The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$40,795	$14,980	$—	$55,775
Yankee bonds	2,734	2,532	—	5,266
Agency bonds	6,470	5,899	—	12,369
Municipal bonds	—	11,811	—	11,811
Commercial paper	2,854	—	—	2,854
Asset-backed securities	23,179	1,940	—	25,119
Corporate bonds	35,377	26,238	—	61,615
Total	$111,409	$63,400	$—	$174,809

	December 31, 2021
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$22,550	$30,114	$—	$52,664
Yankee bonds	4,150	2,010	—	6,160
Agency bonds	14,041	3,489	—	17,530
Municipal bonds	—	12,229	—	12,229
Commercial paper	17,690	—	—	17,690
Asset-backed securities	20,868	6,667	—	27,535
Corporate bonds	25,412	39,343	—	64,755
Total	$104,711	$93,852	$—	$198,563

Table of Contents	NEOGENOMICS, INC.
The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$196,749	$—	$—	$196,749
Commercial paper	—	36,965	—	36,965
Marketable securities:
U.S. Treasury securities	55,775	—	—	55,775
Yankee bonds	5,266	—	—	5,266
Agency bonds	12,369	—	—	12,369
Municipal bonds	11,811	—	—	11,811
Commercial paper	—	2,854	—	2,854
Asset-backed securities	—	25,119	—	25,119
Corporate bonds	—	61,615	—	61,615
Total	$281,970	$126,553	$—	$408,523

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$254,157	$—	$—	$254,157
Commercial paper	—	22,491	—	22,491
Marketable securities:
U.S. Treasury securities	52,664	—	—	52,664
Yankee bonds	6,160	—	—	6,160
Agency bonds	17,530	—	—	17,530
Municipal bonds	12,229	—	—	12,229
Commercial paper	—	17,690	—	17,690
Asset-backed securities	—	27,535	—	27,535
Corporate bonds	—	64,755	—	64,755
Total	$342,740	$132,471	$—	$475,211
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the years ended December 31, 2022 and 2021.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash, certain cash equivalents, accounts receivable, net, other current assets, accounts payable, accrued expenses and other liabilities, and Pharma contract liabilities are considered reasonable estimates of their respective fair values at December 31, 2022 and 2021 due to their short-term nature.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill, long-lived assets in connection with periodic evaluations for potential impairment. The Company estimates the fair value of these assets using primarily unobservable inputs and as such, these are considered Level 3 fair value measurements.

Table of Contents	NEOGENOMICS, INC.

Note 5. Property and Equipment, Net
Property and equipment consisted of the following at December 31, 2022 and 2021 (in thousands):

	2022	2021	Estimated Useful Lives in Years
Equipment	$91,759	$86,410	1 - 13
Leasehold improvements	44,418	43,251	1-17
Furniture and fixtures	12,274	11,141	1-8
Computer hardware and office equipment	32,843	30,394	1-9
Computer software	44,151	35,826	1-10
Construction in progress	8,984	12,395	—
Subtotal	234,429	219,417
Less: accumulated depreciation	(131,930)	(109,952)
Property and equipment, net	$102,499	$109,465
In 2021, the Company committed to selling the Carlsbad facility and the associated land and concluded that these assets met the held for sale criteria. At December 31, 2021, these assets were classified as assets held for sale within current assets on the Consolidated Balance Sheets with a carrying value of $3.2 million and $6.9 million, respectively. The Company sold this property and associated land for proceeds of $12.1 million, net of closing costs, in 2022. For the year ended December 31, 2022, a net gain on the sale of this property and associated land of $2.0 million is included in general and administrative expenses on the Consolidated Statements of Operations.
Depreciation expense for the years ended December 31, 2022, 2021 and 2020, was as follows (in thousands):

	2022	2021	2020
Cost of revenue	$15,406	$14,200	$15,287
General and administrative	18,125	15,299	10,359
Research and development	1,841	693	258
Total depreciation	$35,372	$30,192	$25,904
Note 6. Leases
As of December 31, 2022, the maturities of the operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (in thousands):

Remaining Lease Payments
2023	$9,235
2024	9,769
2025	7,939
2026	6,941
2027	6,857
Thereafter	56,026
Total remaining lease payments	96,767
Less: imputed interest	(21,231)
Total operating lease liabilities	75,536
Less: current portion	(6,584)
Long-term operating lease liabilities	$68,952
Weighted-average remaining lease term (in years)	12.33
Weighted-average discount rate	3.7%

Table of Contents	NEOGENOMICS, INC.
The following summarizes additional supplemental data related to the operating leases for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Operating lease costs	$13,135	$11,231
Right-of-use assets obtained in exchange for operating lease liabilities	$9,149	$39,785
Cash paid for operating leases	$11,222	$10,165
In 2021, the Company’s lease of its new laboratory and headquarters facility in Fort Myers, Florida commenced. As of December 31, 2021, the Company had paid approximately $25.0 million to the landlord for the construction of the underlying assets which was classified as a prepaid lease asset until the lease commenced in the third quarter of 2021 at which time the prepaid lease asset was included in the calculation of the right-of-use asset. There were no such amounts recorded for the year ended December 31, 2022. As of December 31, 2021, the Company had paid approximately $17.0 million to the landlord for leasehold improvements, which are included in property and equipment, net, for its new laboratory and headquarters facility. As of December 31, 2021, all disbursements to the landlord had been completed.

Note 7. Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill by segment as of December 31, 2022 and 2021 (in thousands):

	Clinical Services	Pharma Services	Total
Balance at December 31, 2021	$462,603	$64,512	$527,115
Adjustment(1)	(3,821)	(528)	(4,349)
Balance at December 31, 2022	$458,782	$63,984	$522,766
(1) During the third quarter of 2022, the Company recorded a $4.3 million decrease to goodwill and corresponding decrease to deferred income tax liabilities, net, on the Consolidated Balance Sheets to correct an immaterial error related to a prior period. The error was not material to any previously reported annual or interim consolidated financial statements.

Table of Contents	NEOGENOMICS, INC.
Intangible assets consisted of the following as of December 31, 2022 and 2021 (in thousands):

		2022
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7-15	$143,101	$55,645	$87,456
Developed Technology	10-15	310,226	33,117	277,109
Marketing Assets	4	549	238	311
Trademarks	15	31,473	3,223	28,250
Trade Name	2.5	2,584	897	1,687
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$93,120	$408,260

		2021
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7-15	$143,101	$45,756	$97,345
Developed Technology	10-15	310,226	11,798	298,428
Marketing Assets	4	549	100	449
Trademarks	15	31,473	1,125	30,348
Trade Name	5	2,584	276	2,308
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$59,055	$442,325
For the years ended December 31, 2022, 2021 and 2020, amortization on the Consolidated Statements of Operations was recorded as follows (in thousands):

	2022	2021	2020
Amortization recorded in:
Cost of revenue	$19,412	$10,407	$—
General and administrative	14,646	12,753	9,817
Total amortization	$34,058	$23,160	$9,817
As of December 31, 2022, the estimated amortization expense related to amortizable intangible assets for each of the five following years and thereafter is as follows (in thousands):

2023	$35,133
2024	33,446
2025	33,343
2026	33,308
2027	32,758
Thereafter	226,825
Total	$394,813
Note 8. Investment in Non-Consolidated Affiliate
On May 22, 2020, the Company formed a strategic alliance with Inivata and entered into a Strategic Alliance Agreement and Laboratory Services Agreement with Inivata’s laboratory subsidiary in the United States, Inivata, Inc., whereas Inivata’s laboratory rendered and performed certain laboratory testing which the Company made available to customers. The terms and conditions of the Laboratory Services Agreement were consistent with those that would be negotiated between willing parties on an arm’s length basis. For additional details on amounts paid related to the Laboratory Services Agreement, please refer to Note 19. Related Party Transactions.

Table of Contents	NEOGENOMICS, INC.
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

Table of Contents	NEOGENOMICS, INC.
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
Note 9. Debt
The following table summarizes long-term debt, net, at December 31, 2022 and 2021 (in thousands):

	2022	2021
0.25% Convertible Senior Notes due 2028
Principal	$345,000	$345,000
Unamortized debt discount	(7,505)	(8,963)
Unamortized debt issuance costs	(174)	(208)
Total 0.25% Convertible Senior Notes due 2028	337,321	335,829

1.25% Convertible Senior Notes due 2025
Principal	201,250	201,250
Unamortized debt discount	(2,891)	(4,090)
Unamortized debt issuance costs	(358)	(506)
Total 1.25% Convertible Senior Notes due 2025, net	198,001	196,654

Equipment financing obligations	70	1,206
Total debt	535,392	533,689
Less: Current portion of equipment financing obligations	(70)	(1,135)
Total long-term debt, net	$535,322	$532,554
At December 31, 2022, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2025 was $218.2 million and $169.6 million, respectively. At December 31, 2021, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2025 was $297.6 million and $238.9 million, respectively.
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

Table of Contents	NEOGENOMICS, INC.
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
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2022. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the fourth quarter of 2022. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended December 31, 2022. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the first quarter of 2023. When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As the Company is not required to settle the 2028 Convertible Notes in cash, the 2028 Convertible Notes are classified as long-term debt as of December 31, 2022. As of December 31, 2022, the Company had not received any conversion notices.
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the 2028 Convertible Notes is 15.1172 shares of common stock per $1,000 in principal amount of 2028 Convertible Notes, equivalent to an initial conversion price of approximately $66.15 per share of common stock. The conversion rate is subject to adjustment as described in the Indenture. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, the Company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2028 Convertible Notes in connection with such a corporate event in certain circumstances. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $9.24 on December 31, 2022.
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

Table of Contents	NEOGENOMICS, INC.
the extent of the value of the collateral securing that indebtedness. The 2028 Convertible Notes will be structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of its subsidiaries.
The interest expense recognized on the 2028 Convertible Notes includes $0.9 million, $1.5 million and $34,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the year ended December 31, 2022. The interest expense recognized on the 2028 Convertible Notes includes $0.8 million, $1.4 million and $32,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the year ended December 31, 2021. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, which began on July 15, 2021.
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

Table of Contents	NEOGENOMICS, INC.
trading days of the quarter ended December 31, 2022. Based on the terms of the 2025 Convertible Notes, the holders cannot convert all or a portion of their 2025 Convertible Notes in the first quarter of 2023. When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As the Company is not required to settle the 2025 Convertible Notes in cash, the 2025 Convertible Notes are classified as long-term debt as of December 31, 2022 and 2021. As of December 31, 2022, the Company had not received any conversion notices.
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the 2025 Convertible Notes is 27.5198 shares of common stock per $1,000 in principal amounts of 2025 Convertible Notes, equivalent to an initial conversion price of approximately $36.34 per share of common stock. The conversion rate is subject to adjustment as described in the Indenture. In addition, following certain corporate events that occur prior to the maturity date as described in the Indenture, the Company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2025 Convertible Notes in connection with such a corporate event in certain circumstances. The value of the 2025 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $9.24 on December 31, 2022.
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
The interest expense recognized on the 2025 Convertible Notes includes $2.5 million, $1.2 million and $0.1 million, for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively for the year ended December 31, 2022. The interest expense recognized on the 2025 Convertible Notes includes $2.5 million, $1.2 million and $0.1 million, for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively for the year ended December 31, 2021. The effective interest rate on the 2025 Convertible Notes is 1.96%, which includes the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.

Table of Contents	NEOGENOMICS, INC.
Maturities of Long-Term Debt
Maturities of long-term debt at December 31, 2022 are summarized as follows (in thousands):

	0.25% Convertible Senior Notes	1.25% Convertible Senior Notes	Equipment Financing Obligations	Total Long-Term Debt
2023	$—	$—	$70	$70
2024	—	—	—	—
2025	—	201,250	—	201,250
2026	—	—	—	—
2027	—	—	—	—
Thereafter	345,000	—	—	345,000
Total Debt	345,000	201,250	70	546,320
Less: Current portion of long-term debt	—	—	(70)	(70)
Less: Unamortized debt discount	(7,505)	(2,891)	—	(10,396)
Less: Unamortized debt issuance costs	(174)	(358)	—	(532)
Long-term debt, net	$337,321	$198,001	$—	$535,322
Note 10. Derivative Instruments and Hedging Activities
Concurrent with the closing of the 2025 Convertible Notes, the proceeds from this transaction were used to pay off all amounts outstanding under the Company’s Prior Senior Secured Credit Agreement, after which the Company had no outstanding debt with variable rate interest. On May 1, 2020, the remaining obligation to make any further payments under the swap agreement was terminated. As a result of the termination, the Company paid $3.3 million, which is included within loss on termination of cash flow hedge on the Consolidated Statements of Operations for the year ended December 31, 2020. The Company did not have any such losses in the years ended December 31, 2022 and 2021.
Fair value adjustments were historically recorded within other comprehensive income. Upon termination of the interest rate swap in 2020, the accumulated losses, net of tax of $2.7 million, related to the interest rate swap were reclassified from accumulated other comprehensive income to loss on termination of cash flow hedge on the Consolidated Statements of Operations for the year ended December 31, 2020. No such reclassifications were recorded during the years ended December 31, 2022 and 2021.
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

Table of Contents	NEOGENOMICS, INC.
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
Equity Incentive Plan
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
Inducement Awards
Mr. Christopher M. Smith was appointed CEO effective August 15, 2022. In connection with his appointment, the Company and Mr. Smith entered into a Form of Stand-Alone Inducement Restricted Stock Agreement and a Form of Stand-Alone Inducement Stock Option Agreement (together, the “2022 CEO Inducement Agreements”). The 2022 CEO Inducement Agreements provided for a sign-on inducement equity award consisting of 602,219 restricted stock awards and 694,444 stock options to purchase the Company’s common stock at a strike price of $12.62 per share. The restricted stock awards and stock options vest ratably on an annual basis over a period of four years from the date of the grant so long as Mr. Smith remains employed with the Company through the applicable vesting dates. The awards subject to the 2022 CEO Inducement Agreements were not charged against the Amended Plan’s share reserve and were granted outside of the Amended Plan as the 2022 CEO Inducement Award.
Mr. Jeffrey S. Sherman was appointed CFO effective December 5, 2022. In connection with his appointment, the Company and Mr. Sherman entered into a Form of Stand-Alone Inducement Restricted Stock Agreement and a Form of Stand-Alone Inducement Stock Option Agreement (together, the “2022 CFO Inducement Agreements”). The 2022 CFO Inducement Agreements provided for a sign-on inducement equity award consisting of 133,809 restricted stock awards and 249,169 stock options to purchase the Company’s common stock at a strike price of $11.62 per share. The awards vest ratably on an annual basis over a period of four years from the date of the grant so long as Mr. Sherman remains employed with the Company through the applicable vesting dates. Of the 133,809 restricted stock awards granted, vesting of 89,206 restricted shares are also contingent upon achievement of an absolute total shareholder return (“TSR”) performance target. The awards subject to the 2022 CFO Inducement Agreements were not charged against the Amended Plan’s share reserve and were granted outside of the Amended Plan as the 2022 CFO Inducement Award.
Stock Options
As of December 31, 2022 and 2021, stock options outstanding totaled 4.2 million and 3.0 million shares, respectively. As of December 31, 2022 and 2021, a total of approximately 4.9 million and 6.8 million shares, respectively, were available for future option and stock awards under the Amended Plan. Options typically expire after 5 or 7 years and generally vest over 3 or 4 years, but each grant’s expiration, vesting, and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors.
The fair value of each stock award granted during the years ended December 31, 2022 and 2021 was estimated as of the grant date using a Black-Scholes model. The fair value of each stock option award granted during the year ended December 31,

Table of Contents	NEOGENOMICS, INC.
2020 was estimated as of the grant date using a trinomial lattice model. Weighted average assumptions used during the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Expected term (in years)	3.0 – 5.5	1.2 – 5.5	3.8 – 5.5
Risk-free interest rate (%)	1.4% - 4.5%	0.2% - 1.3%	0.2% - 1.7%
Expected volatility (%)	41.9% - 66.7%	38.7% - 51.4%	39.9% - 44.6%
Dividend yield (%)	—	—	—
Weighted average fair value/share at grant date	$6.42	$18.87	$8.88
The status of the stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	5,318,759	$9.97
Granted	845,120	28.33
Exercised	(2,310,934)	7.96
Forfeited	(67,004)	16.37
Outstanding at December 31, 2020	3,785,941	15.21
Granted	1,232,056	42.13
Exercised	(1,372,564)	9.97
Forfeited	(684,238)	29.70
Outstanding at December 31, 2021	2,961,195	25.46
Granted	4,494,333	14.49
Exercised	(949,259)	10.87
Forfeited	(2,291,652)	26.50
Outstanding at December 31, 2022	4,214,617	16.48
Exercisable at December 31, 2022	873,808	27.53
The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2022, as well as options granted, vested, and forfeited during the year were as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	1,292,839	$13.93
Granted	4,494,333	6.42
Vested	(684,633)	$12.41
Forfeited	(1,761,730)	10.27
Non-vested at December 31, 2022	3,340,809	$6.11
The following table summarizes information about the options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
7.34 – 8.13	876,001	6.42	$8.04	7,881	0.16	$8.03
8.14 – 11.34	863,300	5.91	9.40	89,470	0.28	9.32
11.35 – 12.61	504,781	6.05	11.87	47,294	0.48	11.94
12.62 – 21.40	943,249	5.45	14.19	207,971	1.97	18.22
21.41 – 55.40	1,027,286	4.34	33.98	521,192	3.19	36.08
	4,214,617	5.55	16.48	873,808	2.43	27.53

Table of Contents	NEOGENOMICS, INC.
As of December 31, 2022, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $1.4 million and the aggregate intrinsic value of currently exercisable stock options was immaterial. The intrinsic value of each option share is the difference between the fair market value of NeoGenomics’ common stock and the exercise price of such option share to the extent it is “in-the-money.” Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $9.24 closing stock price of the Company’s common stock on December 30, 2022, the last trading day of 2022. The total number of in-the-money options outstanding and exercisable as of December 31, 2022 was approximately 0.1 million.
The total intrinsic value of options exercised during each of the years ended December 31, 2022, 2021 and 2020 was approximately $6.1 million, $46.7 million and $68.6 million, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options were approximately $10.3 million, $13.7 million and $18.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The total fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was approximately $28.9 million, $23.2 million and $7.5 million, respectively. The total fair value of option shares vested during the years ended December 31, 2022, 2021 and 2020 was approximately $8.3 million, $11.7 million and $5.2 million, respectively.
The Company recognizes stock-based compensation expense using the straight-line basis over the awards’ requisite service periods. Stock compensation expense related to stock options for the years ended December 31, 2022, 2021 and 2020 was approximately $8.1 million, $11.6 million and $6.0 million, respectively, and is included in general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2022, there was approximately $13.5 million of total unrecognized stock-based compensation cost related to non-vested stock options granted under the Amended Plan, the 2022 CEO Inducement Award and the 2022 CFO Inducement Award. This cost is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Awards
The number of shares and weighted average grant date fair values of restricted non-vested common stock at the beginning and end of 2022, 2021 and 2020, as well as stock awards granted, vested, and forfeited during the year were as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	335,298	$15.75
Granted	149,012	28.45
Vested	(184,127)	12.90
Forfeited	(8,292)	20.75
Nonvested at December 31, 2020	291,891	23.82
Granted	936,648	39.52
Vested	(213,777)	32.83
Forfeited	(163,359)	38.58
Nonvested at December 31, 2021	851,403	36.00
Granted	2,865,727	14.16
Vested	(413,747)	33.19
Forfeited	(1,308,522)	24.57
Nonvested at December 31, 2022	1,994,861	12.71
Stock compensation expense related to restricted stock for the years ended December 31, 2022, 2021 and 2020 was approximately $15.5 million, $9.8 million, and $3.4 million, respectively, and is included in general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2022, there was approximately $17.1 million of total unrecognized stock-based compensation cost related to non-vested restricted stock granted under the Amended Plan, the 2022 CEO Inducement Award and the 2022 CFO Inducement Award. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Table of Contents	NEOGENOMICS, INC.
Modifications of Stock Option and Restricted Stock Awards
For the year ended December 31, 2022, the Culture and Compensation Committee of the Company’s Board of Directors approved the accelerated vesting of 353,265 previously granted time-vesting stock option awards and 285,114 previously granted time-vesting restricted stock awards upon the exit of certain officers of the Company. The Company accounted for the effects of the stock awards as modifications, and recognized $8.6 million of incremental stock-based compensation upon acceleration, which consisted of $2.7 million and $5.9 million for the acceleration of stock option awards and restricted stock awards, respectively, for the year ended December 31, 2022. These amounts are included in stock compensation expense for the year ended December 31, 2022 and are recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations.
Employee Stock Purchase Plan
The Company sponsors an Employee Stock Purchase Plan (“ESPP”), under which eligible employees can purchase common stock at a 15.0% discount from the fair market value. Stock-based compensation expense related to the ESPP for the years ended December 31, 2022, 2021 and 2020 was approximately $1.0 million, $1.1 million and $0.9 million, respectively. Shares issued pursuant to this plan were 415,450, 112,094 and 138,309 for each of the years ended December 31, 2022, 2021 and 2020, respectively.
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
Pharma Services Revenue
The Company’s Pharma Services segment generally enters into contracts with pharmaceutical and biotech customers as well as other contract research organizations (“CROs”) to provide research and clinical trial services. Such services also include validation studies and assay development. The Company records revenue on a unit-of-service basis based on the number of units completed towards the satisfaction of a performance obligation. Certain contracts include upfront fees or billing milestones that are recognized over time, which aligns with the progress of the Company towards fulfilling its obligations under the contract.
Additional offerings within the Pharma Services portfolio includes Informatics, which involves the licensing of de-identified data to pharmaceutical and biotech customers in the form of either retrospective records or prospective deliveries of data. Informatics revenue is recognized at a point in time upon delivery of retrospective data or over time for prospective data feeds. The Company negotiates billing schedules and payment terms on a contract-by-contract basis, and contract terms generally provide for payments based on a unit-of-service arrangement.
Amounts collected in advance of services being provided are deferred as contract liabilities on the Consolidated Balance Sheets. The associated revenue is recognized and the contract liability is reduced as the contracted services are subsequently performed. Contract assets are established for revenue recognized but not yet billed. These contract assets are reduced once the customer is invoiced and a corresponding receivable is recorded. Additionally, Pharma Services incurs sales commissions in the process of obtaining contracts with customers. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected life of the customer relationship. For offerings with primarily short-term contracts, such as Informatics, the Company applies the practical expedient which allows costs to obtain a contract to be expensed when

Table of Contents	NEOGENOMICS, INC.
incurred, if the amortization period of the assets that would otherwise have been recognized is one year or less. Contract assets and capitalized commissions are included in other current assets and other assets on the Consolidated Balance Sheets.
Most contracts are terminable by the customers, either immediately or according to advance notice terms specified within the contracts. All contracts require payment of fees to the Company for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract.
The following table summarizes the values of contract assets, capitalized commissions, and contract liabilities for Pharma Services as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Current pharma contract assets(1)	$1,898	$1,738
Long-term pharma contract assets(2)	31	236
Total pharma contract assets	$1,929	$1,974

Current pharma capitalized commissions(1)	$800	$109
Long-term pharma capitalized commissions(2)	715	882
Total pharma capitalized commissions	$1,515	$991

Current pharma contract liabilities	$7,557	$5,192
Long-term pharma contract liabilities(3)	19	917
Total pharma contract liabilities	$7,576	$6,109
(1) Recorded within other current assets on the Consolidated Balance Sheets.
(2) Recorded within other assets on the Consolidated Balance Sheets.
(3) Recorded within other long-term liabilities on the Consolidated Balance Sheets.
Revenue recognized for the years ended December 31, 2022, 2021 and 2020, related to Pharma contract liabilities outstanding at the beginning of each year was $5.2 million, $4.4 million, and $2.3 million, respectively. Amortization of capitalized commissions for the years ended December 31, 2022, 2021 and 2020 were $0.9 million, $1.1 million and $0.8 million respectively.
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
The following table details the disaggregation of net revenue for both the Clinical Services and Pharma Services Segments for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Clinical Services:
Client direct billing	$279,732	$252,617	$240,535
Commercial insurance	73,280	78,773	76,550
Medicare and other government	65,585	72,010	64,776
Self-pay	157	772	476
Total Clinical Services	418,754	404,172	382,337
Pharma Services	90,974	80,157	62,111
Total net revenue	$509,728	$484,329	$444,448

Table of Contents	NEOGENOMICS, INC.
Note 14. Restructuring
In 2022, the Company embarked on a restructuring program to improve execution and drive efficiency across the organization. This program is a framework for identifying, prioritizing and executing operational improvements. Restructuring charges incurred consist of severance and other employee costs, costs for optimizing the Company’s geographic presence (“Facility Footprint Optimization”), and consulting and other costs.
The following table summarizes the costs associated with the Company’s restructuring activities for the year ended December 31, 2022 (in thousands):

	Severance and Other Employee Costs	Facility Footprint Optimization	Consulting and Other Costs	Total
Balance as of December 31, 2021	$—	$—	$—	$—
Restructuring charges incurred	1,036	—	2,762	3,798
Impairment of facility-related assets	—	718	—	718
Cash payments and other adjustments(1)	(477)	(718)	(1,802)	(2,997)
Balance as of December 31, 2022	$559	$—	$960	$1,519
Current liabilities				$1,519
Long-term liabilities				—
				$1,519
(1) Other adjustments include non-cash asset charges related to Facility Footprint Optimization costs.
The Company will continue this restructuring program in 2023 and expects to incur additional restructuring charges of approximately $5.0 million. The Company estimates these additional restructuring charges to be comprised of approximately $2.0 million in severance and other employee costs, $2.0 million of Facility Footprint Optimization costs, and $1.0 million of consulting and other costs. The Company’s restructuring activities are expected to be complete by December 31, 2023.
Note 15. Income Taxes
The CARES Act impacted a number of provisions of the tax code, including the eligibility of certain deductions and the treatment of net operating losses (“NOLs”) and tax credits. The CARES Act did not result in any material adjustments to the Company’s income tax provision for the years ended December 31, 2022, 2021 and 2020 or to its deferred tax assets as of December 31, 2022 and 2021.
(Loss) income before income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	2022	2021	2020
(Loss) income before income tax expense (benefit):
Domestic	$(90,058)	$24,761	$(6,954)
Foreign	(69,284)	(39,836)	(7,102)
Total	$(159,342)	$(15,075)	$(14,056)

Income tax expense (benefit)
Current:
Federal	$(41)	$41	$(434)
State	176	41	273
Foreign	17	—	—
Total current tax expense (benefit)	$152	$82	$(161)
Deferred:
Federal	$614	$(575)	$(12,856)
State	(647)	1,241	(5,211)
Foreign	(15,211)	(7,476)	—
Total deferred benefit provision	$(15,244)	$(6,810)	$(18,067)
Total tax benefit provision	$(15,092)	$(6,728)	$(18,228)

Table of Contents	NEOGENOMICS, INC.
A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Federal statutory tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal income tax benefit	2.06%	17.77%	14.29%
Transaction Costs	(0.01)%	(10.11)%	—%
Penalties	(0.03)%	(15.61)%	(0.01)%
Compensation expense	(2.17)%	(0.96)%	65.78%
Inivata acquisition fair value adjustment	—%	159.14%	—%
Capped call interest	4.50%	—%	—%
Tax credits	1.32%	11.63%	32.11%
Return to provision and other deferred tax adjustments	(0.22)%	—%	7.38%
Foreign tax rate differential	1.20%	2.74%	(1.64)%
Other, net	(0.12)%	(2.91)%	(0.26)%
Valuation allowance	(18.07)%	(138.07)%	(8.97)%
Effective tax rate	9.46%	44.62%	129.68%
At December 31, 2022 and 2021, deferred income tax assets and liabilities consisted of the following (in thousands):

	2022	2021
Deferred tax assets:
Accrued compensation	5,282	6,171
Net operating loss carry-forwards	106,742	81,903
Tax credits	8,983	6,596
Stock-based compensation	2,797	2,355
Operating lease liabilities	19,248	19,978
Interest expense	2,751	886
Convertible debt discount	5,287	—
Research expenditures	4,348	—
Other	4,529	2,963
Gross deferred tax assets	159,967	120,852
Less: valuation allowance	(65,166)	(33,014)
Total deferred tax assets	$94,801	$87,838
Deferred tax liabilities:
Operating lease right-of-use assets	$(18,215)	$(19,094)
Convertible debt discount	—	(1)
Intangible assets	(101,886)	(108,592)
Property and equipment	(9,450)	(15,389)
Total deferred tax liabilities	$(129,551)	$(143,076)
Net deferred income tax liabilities	$(34,750)	$(55,238)
At December 31, 2022, the Company has federal net operating loss carry forwards of approximately $262.5 million, foreign net operating loss carryforwards of approximately $188.9 million, including $158.2 million in the United Kingdom, and state net operating loss carry forwards of approximately $131.6 million. Federal net operating loss carry forwards will begin to expire in 2036. Under the Tax Act, as modified by the CARES Act, the Company’s federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, however, the deductibility of such federal net NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. State tax NOLs began to expire in 2022. NOLs in Switzerland and China begin to expire in 2024 and 2025, if not utilized in future periods. The NOLs in Singapore and the United Kingdom do not expire. As of December 31, 2022, the Company has federal R&D credit carryforwards of approximately $8.1 million that begin to expire in 2036 and state research and investment credit carryforwards of approximately $4.6 million that do not expire. An ownership change of more than 50 percent could result in a limitation of the use of net operating loss carryforwards and credit carryforwards under IRC Section 382 and the regulations thereunder.

Table of Contents	NEOGENOMICS, INC.
The Company has not conducted a formal study to determine whether there was an ownership change in prior periods that would limit the use of the Company’s net operating loss carryforwards and credit carryforwards under IRC Section 382.
Management assesses the recoverability of its deferred tax assets as of the end of each quarter, weighing all positive and negative evidence, and is required to establish and maintain a valuation allowance for these assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed. As of December 31, 2022 and 2021, management determined that sufficient positive evidence did not exist and concluded that it is more likely than not that a valuation allowance is required against deferred tax assets. Accordingly, management established a valuation allowance of $59.5 million related to the Company’s domestic operations and a full valuation allowance of $5.7 million as of December 31, 2022 related to the Company’s China, Switzerland and Singapore operations.
The Company files income tax returns in the United States, as well as Singapore, Switzerland, China, United Kingdom and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment. For U.S. federal and most state purposes, the Company has open tax years ended December 31, 2017 to December 31, 2022. For Switzerland, the Company has open tax years ended December 31, 2018 to December 31, 2022, for Singapore the Company has open tax years ended December 31, 2020 to December 31, 2022 and for United Kingdom the Company has open tax years ended December 31, 2021 and December 31, 2022. The 2017 U.S. Federal income tax filing is currently under examination by the IRS.
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
The following are the unrecognized tax benefits as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Unrecognized tax benefits - January 1	$2,351	$1,670
Increases in prior year positions	82	83
Increases in tax positions taken in current year	726	632
Statute expirations	—	(34)
Unrecognized tax benefits - December 31	$3,159	$2,351
Due to the valuation allowance, the majority of unrecognized tax benefits at December 31, 2022, if recognized, would not impact the Company’s effective tax rate. These unrecognized tax benefits are classified as other long-term liabilities on the Consolidated Balance Sheets. The interest and penalties related to the unrecognized tax benefit are immaterial. Interest and tax penalties related to unrecognized tax benefits are included in income tax expense.
Note 16. Net (Loss) Income per Share
The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock awards were exercised and if the 2028 Convertible Notes and 2025 Convertible Notes were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of the Company’s common stock. The potential dilution from conversion of the 2028 Convertible Notes and 2025 Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of the Company’s common stock issuable upon conversion of the 2028 Convertible Notes and the 2025 Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the 2028 Convertible Notes and the 2025 Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).

Table of Contents	NEOGENOMICS, INC.
The following table shows the calculations for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

	2022	2021	2020
NET (LOSS) INCOME	$(144,250)	$(8,347)	$4,172

Basic weighted average common shares outstanding	124,217	119,962	108,579
Dilutive effect of stock options	—	—	3,010
Dilutive effect of restricted stock awards	—	—	205
Diluted weighted average shares outstanding	124,217	119,962	111,794

Basic net (loss) income per share	$(1.16)	$(0.07)	$0.04
Diluted net (loss) income per share	$(1.16)	$(0.07)	$0.04
The following potential dilutive shares were excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Stock options	199	1,892	—
Restricted stock awards	312	194	—
2025 Convertible Notes	5,538	5,538	3,723
2028 Convertible Notes	5,215	5,130	—
The Capped Call Transactions are not reflected in diluted net (loss) income per share as they are anti-dilutive. For further details on the Capped Call Transactions, please refer to Note 9. Debt.
Note 17. Defined Contribution Plan
The Company maintains a defined-contribution 401(k) retirement plan covering substantially all U.S. based employees (as defined). The Company’s employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. The Company matches 100.0% of every dollar contributed up to 3.0% of the respective employee’s compensation and an additional 50.0% of every dollar contributed on the next 2% of compensation (4.0% maximum Company match). Matching contributions were approximately $7.1 million, $6.1 million and $4.9 million during the years ended December 31, 2022, 2021 and 2020, respectively, and are recorded in cost of revenue and operating expenses in the Consolidated Statements of Operations.
Note 18. Commitments and Contingencies
Purchase Commitments
The Company has agreements in place to purchase a specified level of reagents from certain vendors. Typically, the Company can cancel contracts with suppliers without penalties. For those contracts that are not cancelable without penalties, there are termination fees and costs or commitments for continued spending that the Company is obligated to pay to a supplier under each contract’s termination period before such contract can be cancelled. As of December 31, 2022, the Company’s contractual obligations with these suppliers was approximately $1.0 million. These purchase commitments expire in 2023.
Legal Proceedings
On January 20, 2021, Natera, Inc. filed a patent infringement complaint against the Company’s newly-acquired subsidiary Inivata Limited and its subsidiary Inivata, Inc. in U.S. District Court for the district of Delaware, alleging Inivata’s InVisionFirst®-Lung cancer diagnostic test of infringing two patents. Natera then filed a second patent infringement complaint on December 20, 2022 against Inivata Limited and Inivata Inc. alleging that RaDaR® minimal residual disease test infringes one patent. The litigation is approaching the discovery stage. The Company believes that it has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail. At the time of filing the outcome of this matter is not estimable or probable.

Table of Contents	NEOGENOMICS, INC.
On December 16, 2022, a purported shareholder class action captioned Daniel Goldenberg v. NeoGenomics, Inc., Douglas VanOort, Mark Mallon, Kathryn McKenzie, and William Bonello was filed in the United States District Court for the Southern District of New York, naming the Company and certain of the Company’s current and former officers as defendants. This lawsuit was filed by a stockholder who claims to be suing on behalf of anyone who purchased or otherwise acquired the Company’s securities between February 27, 2020 and April 26, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding the Company’s menu of tests, business operations and compliance with health care laws and regulations. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees and expert fees. The Company believes that it has valid defenses to the claims alleged in this lawsuit, but there is no guarantee that the Company will prevail. At the time of filing the outcome of this matter is not estimable or probable.
Regulatory Matter
With the assistance of outside counsel, the Company voluntarily conducted an internal investigation that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s interactions with regulatory authorities and the Company’s related review of this matter are ongoing. The Company has a reserve of $11.2 million in other long-term liabilities as of December 31, 2022 and 2021 on the Consolidated Balance Sheets for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the internal investigation and ongoing interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. The Company was notified on June 30, 2022 that the Department of Justice (“DOJ”) will be participating in the investigation of this matter. At this time, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, DOJ, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, exclusion from participation in federal healthcare programs or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.
Note 19. Related Party Transactions
On May 22, 2020, the Company formed a strategic alliance with Inivata and entered into a Strategic Alliance Agreement and Laboratory Services Agreement whereas Inivata, prior to the Inivata Acquisition Date, would render and perform certain laboratory testing which the Company made available to customers. In connection with this agreement, Inivata provided $0.8 million of testing services to the Company recorded in cost of revenue in the Consolidated Statements of Operations for the year ended December 31, 2021 through the Inivata Acquisition Date.
On May 22, 2020, the Company and Inivata also entered into a Line of Credit in the amount of $15.0 million. The Company and Inivata settled the Line of Credit after the Inivata Acquisition Date and no amounts were outstanding as of December 31, 2022 and 2021. For further details on the Line of Credit, please refer to Note 8. Investment in Non-Consolidated Affiliate.
On June 18, 2021, the Company completed its acquisition of all remaining equity interest in Inivata by exercising its Purchase Option. Beginning June 18, 2021, Inivata is a wholly-owned consolidated subsidiary of the Company. As of the Inivata Acquisition Date, Inivata’s financial statement activity has been consolidated within the Company’s Consolidated Financial Statements. For further details on the acquisition of Inivata, please refer to Note 3. Acquisitions.
The Company has Pharma Services contracts with CytomX Therapeutics, Inc., an entity with whom a director of the Company, Dr. Alison L. Hannah, was an officer at until September 2022, and the Company’s former Chief Legal Officer, Halley E. Gilbert, is a director. In connection with these contracts, the Company recognized $0.7 million of revenue in the Consolidated Statements of Operations for each of the years ended December 31, 2022 and 2021 and $0.3 million for the year ended December 31, 2020.
The Company has Pharma Services contracts with HOOKIPA Pharma, Inc., an entity with whom a director of the Company, Michael A. Kelly, is a director. In connection with these contracts, the Company recognized $0.4 million and $0.5 million of

Table of Contents	NEOGENOMICS, INC.
revenue in the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, respectively. In connection with these contracts, revenue in the Consolidated Statements of Operations for the year ended December 31, 2020 was immaterial.

Table of Contents	NEOGENOMICS, INC.
Note 20. Segment Information
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
The following table summarizes segment information for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Net revenue:
Clinical Services	$418,754	$404,172	$382,337
Pharma Services	90,974	80,157	62,111
Total net revenue	509,728	484,329	444,448

Cost of revenue:
Clinical Services(1)	261,742	244,360	215,529
Pharma Services(2)	60,090	52,909	43,026
Total cost of revenue	321,832	297,269	258,555

Gross profit:
Clinical Services	157,012	159,812	166,808
Pharma Services	30,884	27,248	19,085
Total gross profit	187,896	187,060	185,893

Operating expenses:
General and administrative	243,356	221,347	143,794
Research and development	30,326	21,873	8,229
Sales and marketing	67,321	62,594	47,862
Restructuring charges	4,516	—	—
Total operating expenses	345,519	305,814	199,885
Loss from operations	(157,623)	(118,754)	(13,992)
Interest expense, net	1,506	5,082	7,019
Other expense (income), net	213	499	(7,906)
Gain on investment in and loan receivable from non-consolidated affiliate, net	—	(109,260)	(3,955)
Loss on extinguishment of debt	—	—	1,400
Loss on termination of cash flow hedge	—	—	3,506
Loss before taxes	(159,342)	(15,075)	(14,056)
Income tax benefit	(15,092)	(6,728)	(18,228)
Net (loss) income	$(144,250)	$(8,347)	$4,172
(1) Clinical Services cost of revenue in 2022 includes $17.1 million of amortization of acquired Inivata developed technology intangible assets. Clinical Services cost of revenue in 2021 includes $9.2 million of amortization of acquired Inivata developed technology intangible assets and write-offs of $5.3 million for COVID-19 PCR testing inventory.
(2) Pharma Services cost of revenue in 2022 includes $2.4 million of amortization of acquired Inivata developed technology intangible assets. Pharma Services cost of revenue in 2021 includes $1.2 million of amortization of acquired Inivata developed technology intangible assets.

Table of Contents	NEOGENOMICS, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were (1) effective, in that they were designed to ensure that material information relating to us, and information required to be disclosed in our reports to the SEC, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate, to allow timely discussions and decisions regarding required disclosure therein; and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (“2013 Framework”). Based on this assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.
Deloitte & Touche LLP audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report, which is included in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2022, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NeoGenomics, Inc.

Table of Contents	NEOGENOMICS, INC.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NeoGenomics, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.
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
February 24, 2023

Table of Contents	NEOGENOMICS, INC.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders. We intend to file such Definitive Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(i) Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
The following Consolidated Financial Statements of the Company and the Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this Annual Report on Form 10-K:
1. Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
2. Consolidated Balance Sheets as of December 31, 2022 and 2021
3. Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
4. Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2022, 2021 and 2020
5. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020
6. Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
7. Notes to Consolidated Financial Statements

Table of Contents	NEOGENOMICS, INC.
(ii) Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
(iii) Exhibits.
The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.
(b) Exhibits.
The following exhibits are filed herewith or are incorporated by reference to exhibits filed with the SEC:

Exhibit Number	Description of Exhibit	Location

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020.
3.2	Amended and Restated Bylaws, as amended	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed with the SEC on November 6, 2015.
4.1	Description of our Common Stock	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020.
4.2	Indenture, dated May 4, 2020, by and between the Company and U.S. Bank National Association, as Trustee	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2020.
4.3	Form of 1.25% Senior Convertible Note Due 2025 (included in Exhibit 4.2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2020.
4.4
Indenture, dated January 11, 2021, by and between the Company and U.S. Bank National Association, as Trustee (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021)
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on May 6, 2021.
4.5	Form of 0.25% Senior Convertible Notes Due 2028 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on May 6, 2021.
10.1	Amended and Restated Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P. and individuals dated March 23, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 30, 2005.
10.2	Registration Rights Agreement between NeoGenomics, Inc. and Aspen Select Healthcare, L.P., dated March 30, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 3, 2006.
10.3	Amended and Restated Equity Incentive Plan effective as of October 15, 2015	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016.
10.4	Amendment No. 1 of the Amended and Restated Equity Incentive Plan, effective as of May 25, 2017	Incorporated by reference to the Company’s Proxy Statement, dated April 24, 2017, as filed with the SEC on April 25, 2017.

Table of Contents	NEOGENOMICS, INC.

10.5*	Form of Indemnification Agreement between NeoGenomics, Inc. and each of its executive officers and directors	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, as filed with the SEC on November 7, 2016.
10.6
Securities Purchase Agreement, dated as of May 4, 2021, among NeoGenomics, Inc. and each purchaser party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2021)
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, as filed with the SEC on August 9, 2021.
10.7
Registration Rights Agreement, dated as of May 4, 2021, among NeoGenomics, Inc. and each party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2021)
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, as filed with the SEC on August 9, 2021.
10.8	Share Purchase Agreement, dated May 4, 2021. (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2021)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, as filed with the SEC on August 9, 2021.
10.9*	Form of Executive Employment Agreement between NeoGenomics, Inc. and each of its executive officers	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.
10.10*	Separation Agreement, dated as of March 28, 2022, by and between NeoGenomics, Inc. and Mark Mallon	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 28, 2022.
10.11*	Executive Chair and Principal Executive Officer agreement between NeoGenomics, Inc. and Lynn A. Tetrault dated April 25, 2022	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC on May 9, 2022.
10.12*	Settlement Agreement, dated as of July 11, 2022, by and between Inivata Limited and Clive Morris	Incorporated by reference to the Company’s Current Report on Form 8-K/A as filed with the SEC on July 18, 2022.
10.13*	Employment Agreement, executed July 20, 2022, by and between NeoGenomics, Inc. and Christopher Smith	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 21, 2022.
10.14*	Form of Stand-Alone Inducement Restricted Stock Agreement by and between NeoGenomics, Inc. and Christopher Smith	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the SEC on August 12, 2022.
10.15*	Form of Stand-Alone Inducement Stock Option Agreement by and between NeoGenomics, Inc. and Christopher Smith	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the SEC on August 12, 2022.
10.16*	Amendment to Employment Agreement, dated August 15, 2022, by and between NeoGenomics, Inc. and Christopher Smith	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as filed with the SEC on November 8, 2022.
10.17*	Retention Agreement, dated October 15, 2022, by and between NeoGenomics, Inc. and Cynthia Dieter	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as filed with the SEC on November 8, 2022.
10.18*	Employment Agreement, dated November 2, 2022 by and between NeoGenomics, Inc. and Warren Stone	Provided herewith.
10.19*	Employment Agreement, dated November 14, 2022, by and between NeoGenomics, Inc. and Melody Harris	Provided herewith.

Table of Contents	NEOGENOMICS, INC.

10.20*	Form of Stand-Alone Inducement Restricted Stock Agreement by and between NeoGenomics, Inc. and Jeff Sherman	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the SEC on December 5, 2022.
10.21*	Form of Stand-Alone Inducement Stock Option Agreement by and between NeoGenomics, Inc. and Jeff Sherman	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the SEC on December 5, 2022.
10.22*	Employment Agreement of Jeffrey S. Sherman, dated December 5, 2022	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 6, 2022.
10.23*	Separation Agreement, dated as of December 20, 2022, by and between NeoGenomics, Inc. and William Bonello	Provided herewith.
14.1	NeoGenomics, Inc. Code of Ethics for Senior Financial Officers and the Principal Executive Officer	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 20, 2011.
21.1	Subsidiaries of NeoGenomics, Inc.	Provided herewith.
23.1	Consent of Deloitte & Touche LLP	Provided herewith.
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.
32.1**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Provided herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Provided herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Provided herewith.

*	Denotes a management contract or compensatory plan or arrangement.
**	The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of NeoGenomics, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.

Table of Contents	NEOGENOMICS, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 24, 2023	NEOGENOMICS, INC.

	By:	/s/ Christopher M. Smith
	Name:	Christopher M. Smith
	Title:	Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Christopher M. Smith	Director and Chief Executive Officer (Principal Executive Officer)	February 24, 2023
Christopher M. Smith

/s/ Jeffrey S. Sherman	Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Jeffrey S. Sherman

/s/ Cynthia J. Dieter	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023
Cynthia J. Dieter

/s/ Lynn A. Tetrault	Chair of the Board	February 24, 2023
Lynn A. Tetrault

/s/ Bruce K. Crowther	Director	February 24, 2023
Bruce K. Crowther

/s/ Dr. Alison L. Hannah	Director	February 24, 2023
Dr. Alison L. Hannah

/s/ Stephen M. Kanovsky	Director	February 24, 2023
Stephen M. Kanovsky

/s/ Michael A. Kelly	Director	February 24, 2023
Michael A. Kelly

/s/ David B. Perez	Director	February 24, 2023
David B. Perez

/s/ Rachel A. Stahler	Director	February 24, 2023
Rachel A. Stahler