Form 10-Q
period 2023-03-31
NEOGENOMICS INC
filed 2023-05-09
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of May 5, 2023, the registrant had 127,578,138 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intends,” “may,” “plan,” “potential,” “project,” “will,” “would” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements address various matters, including the Company’s strategy, future operations, future financial position, future revenues, changing reimbursement levels from government payers and private insurers, projected costs, prospects and plans and objectives of management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2023, and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
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
•Our ability to realize estimated benefits from our cost reduction and restructuring efforts;
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$275,609	$263,180
Marketable securities, at fair value	142,306	174,809
Accounts receivable, net	118,842	119,711
Inventories	24,432	24,277
Prepaid assets	16,185	15,237
Other current assets	7,622	8,077
Total current assets	584,996	605,291
Property and equipment (net of accumulated depreciation of $138,863 and $131,930, respectively)	102,845	102,499
Operating lease right-of-use assets	93,784	96,109
Intangible assets, net	399,477	408,260
Goodwill	522,766	522,766
Other assets	5,306	5,109
Total non-current assets	1,124,178	1,134,743
Total assets	$1,709,174	$1,740,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,712	$20,510
Accrued compensation	32,891	40,141
Accrued expenses and other liabilities	17,964	15,070
Current portion of equipment financing obligations	38	70
Current portion of operating lease liabilities	6,934	6,584
Pharma contract liabilities	6,067	7,557
Total current liabilities	86,606	89,932
Long-term liabilities
Convertible senior notes, net	536,037	535,322
Operating lease liabilities	67,319	68,952
Deferred income tax liabilities, net	31,715	34,750
Other long-term liabilities	13,035	13,055
Total long-term liabilities	648,106	652,079
Total liabilities	$734,712	$742,011
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 127,200,491 and 126,913,992 shares issued and outstanding, respectively)	$127	$127
Additional paid-in capital	1,167,051	1,160,882
Accumulated other comprehensive loss	(2,834)	(3,899)
Accumulated deficit	(189,882)	(159,087)
Total stockholders’ equity	$974,462	$998,023
Total liabilities and stockholders’ equity	$1,709,174	$1,740,034

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
NET REVENUE
Clinical Services	$114,869	$98,791
Pharma Services	22,351	18,378
Total net revenue	137,220	117,169

COST OF REVENUE	82,406	78,937

GROSS PROFIT	54,814	38,232
Operating expenses:
General and administrative	61,549	66,248
Research and development	7,395	7,713
Sales and marketing	16,259	16,299
Restructuring charges	4,684	—
Total operating expenses	89,887	90,260
LOSS FROM OPERATIONS	(35,073)	(52,028)
Interest (income) expense, net	(1,467)	1,301
Other expense (income), net	114	(168)
Loss before taxes	(33,720)	(53,161)
Income tax benefit	(2,925)	(3,753)
NET LOSS	$(30,795)	$(49,408)

NET LOSS PER SHARE
Basic	$(0.25)	$(0.40)
Diluted	$(0.25)	$(0.40)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	125,026	123,630
Diluted	125,026	123,630

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
NET LOSS	$(30,795)	$(49,408)

OTHER COMPREHENSIVE GAIN (LOSS):
Net unrealized gain (loss) on marketable securities, net of tax	1,065	(2,371)
Total other comprehensive gain (loss), net of tax	1,065	(2,371)
COMPREHENSIVE LOSS	$(29,730)	$(51,779)

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2022	126,913,992	$127	$1,160,882	$(3,899)	$(159,087)	$998,023
Issuance of common stock for ESPP	96,733	—	811	—	—	811
Issuance of restricted stock, net of forfeitures	114,738	—	(147)	—	—	(147)
Issuance of common stock for stock options	75,028	—	751	—	—	751
Stock issuance fees and expenses	—	—	(4)	—	—	(4)
Stock-based compensation expense - ESPP	—	—	275	—	—	275
Stock-based compensation expense - options and restricted stock	—	—	4,483	—	—	4,483
Net unrealized gain on marketable securities, net of tax	—	—	—	1,065	—	1,065
Net loss	—	—	—	—	(30,795)	(30,795)
Balance, March 31, 2023	127,200,491	$127	$1,167,051	$(2,834)	$(189,882)	$974,462

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2021	124,107,500	$124	$1,123,628	$(638)	$(14,837)	$1,108,277
Issuance of common stock for ESPP	47,853	—	971	—	—	971
Issuance of restricted stock, net of forfeitures	100,253	—	(1,049)	—	—	(1,049)
Issuance of common stock for stock options	466,609	1	6,479	—	—	6,480
Stock-based compensation expense - ESPP	—	—	249	—	—	249
Stock-based compensation expense - options and restricted stock	—	—	11,855	—	—	11,855
Net unrealized loss on marketable securities, net of tax	—	—	—	(2,371)	—	(2,371)
Net loss	—	—	—	—	(49,408)	(49,408)
Balance, March 31, 2022	124,722,215	$125	$1,142,133	$(3,009)	$(64,245)	$1,075,004

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,795)	$(49,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,048	8,395
Amortization of intangibles	8,783	8,490
Non-cash stock-based compensation	4,758	12,103
Non-cash operating lease expense	2,330	2,653
Amortization of convertible debt discount	669	661
Amortization of debt issue costs	46	45
Gain on sale of assets held for sale	—	(2,048)
Impairment of assets	923	—
Other adjustments	(31)	1,126
Changes in assets and liabilities, net
Accounts receivable, net	870	1,334
Inventories	(200)	(445)
Prepaid and other assets	(1,187)	(2,044)
Operating lease liabilities	(1,722)	(2,832)
Deferred income tax liabilities, net	(3,035)	(3,765)
Accrued compensation	(7,250)	(5,985)
Accounts payable and other liabilities	4,101	2,680
Net cash used in operating activities	(12,692)	(29,040)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(6,756)	(16,167)
Proceeds from sales and maturities of marketable securities	40,425	36,438
Purchases of property and equipment	(9,927)	(8,219)
Net cash provided by investing activities	23,742	12,052
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing obligations	(32)	(346)
Issuance of common stock, net	1,411	6,403
Net cash provided by financing activities	1,379	6,057
Net change in cash and cash equivalents	12,429	(10,931)
Cash and cash equivalents, beginning of period	263,180	316,827
Cash and cash equivalents, end of period	$275,609	$305,896

Supplemental disclosure of cash flow information:
Interest paid	$432	$442
Supplemental disclosure of non-cash investing and financing information:
Increase in other current assets for the sale of assets held for sale	$—	$12,098
Purchases of property and equipment included in accounts payable	$1,174	$1,061

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim Consolidated Financial Statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. All intercompany transactions and balances have been eliminated in the accompanying Consolidated Financial Statements.
The accounting policies of the Company are the same as those set forth in Note 2. Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except for new accounting standards discussed under Recent Accounting Pronouncements.
Unaudited Interim Financial Information
Certain information and footnote disclosures normally included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in these accompanying interim Consolidated Financial Statements and footnotes. Accordingly, the accompanying interim unaudited Consolidated Financial Statements included herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel in the Clinical Services segment. Advertising costs are expensed at the time they are incurred and were immaterial for the three months ended March 31, 2023 and 2022.
Restructuring charges
Restructuring charges relate to a restructuring program to improve execution and drive efficiency across the organization. Restructuring charges consist of severance and other employee costs, costs for optimizing the Company’s geographic presence, and consulting and other costs. For further details on the Company’s restructuring activities, please refer to Note 8. Restructuring.
Recent Accounting Pronouncements
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company measures certain financial assets at fair value on a recurring basis, including its marketable securities and certain cash equivalents. The Company considers all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore these securities are classified within current assets on the Consolidated Balance Sheets as they are available to support current operational liquidity needs. The money market accounts are valued based on quoted market prices in active markets and are included in cash and cash equivalents on the Consolidated Balance Sheets. The marketable securities are generally valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third-party pricing entities, except for U.S. Treasury securities which are valued based on quoted market prices in active markets.
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of March 31, 2023 and December 31, 2022.

	March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$37,054	$1	$(351)	$36,704
Yankee bonds	3,357	—	(78)	3,279
Agency bonds	6,010	—	(74)	5,936
Municipal bonds	12,804	—	(902)	11,902
Commercial paper	2,888	5	—	2,893
Asset-backed securities	21,433	—	(291)	21,142
Corporate bonds	62,136	10	(1,696)	60,450
Total	$145,682	$16	$(3,392)	$142,306

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2022
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

The Company had $1.0 million and $0.9 million of accrued interest receivable at March 31, 2023 and December 31, 2022, respectively, included in other current assets on its Consolidated Balance Sheets related to its marketable securities. There were no realized gains or losses on marketable securities for the three months ended March 31, 2023 and 2022.
The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at March 31, 2023 and December 31, 2022.

	March 31, 2023
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$29,416	$7,288	$—	$36,704
Yankee bonds	3,279	—	—	3,279
Agency bonds	3,573	2,363	—	5,936
Municipal bonds	—	11,902	—	11,902
Commercial paper	2,893	—	—	2,893
Asset-backed securities	21,142	—	—	21,142
Corporate bonds	33,083	27,367	—	60,450
Total	$93,386	$48,920	$—	$142,306

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2022
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

The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of March 31, 2023 and December 31, 2022.

	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$263,367	$—	$—	$263,367
Commercial paper	—	998	—	998
Marketable securities:
U.S. Treasury securities	36,704	—	—	36,704
Yankee bonds	3,279	—	—	3,279
Agency bonds	5,936	—	—	5,936
Municipal bonds	11,902	—	—	11,902
Commercial paper	—	2,893	—	2,893
Asset-backed securities	—	21,142	—	21,142
Corporate bonds	—	60,450	—	60,450
Total	$321,188	$85,483	$—	$406,671

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2022
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

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three months ended March 31, 2023 and 2022.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, are considered reasonable estimates of their respective fair values at March 31, 2023 and December 31, 2022 due to their short-term nature.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill, and long-lived assets in connection with periodic evaluations for potential impairment. The Company estimates the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.
Note 4. Goodwill and Intangible Assets
The following table summarizes the carrying amounts of goodwill by segment at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Clinical Services	$458,782	$458,782
Pharma Services	63,984	63,984
Total	$522,766	$522,766
Intangible assets consisted of the following (in thousands):

		March 31, 2023
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$58,117	$84,984
Developed Technology	10 - 15	310,226	38,447	271,779
Marketing Assets	4	549	273	276
Trademarks	15	31,473	3,748	27,725
Trade Name	2.5	2,584	1,318	1,266
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$101,903	$399,477

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		December 31, 2022
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$55,645	$87,456
Developed Technology	10 - 15	310,226	33,117	277,109
Marketing Assets	4	549	238	311
Trademarks	15	31,473	3,223	28,250
Trade Name	2.5	2,584	897	1,687
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$93,120	$408,260
The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarizes the amortization expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization of intangibles included in cost of revenue	$4,853	$4,853
Amortization of intangibles included in general and administrative expenses	3,930	3,637
Total amortization of intangibles	$8,783	$8,490
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of March 31, 2023 is as follows (in thousands):

Remainder of 2023	$26,350
2024	33,447
2025	33,343
2026	33,308
2027	32,758
Thereafter	226,824
Total	$386,030

Note 5. Debt
2028 Convertible Senior Notes
On January 11, 2021, the Company completed the sale of $345.0 million of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended December 31, 2022. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the first quarter of 2023. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2023. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the second quarter of 2023. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $17.41 on March 31, 2023.
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2023. The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,400 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2022. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At March 31, 2023, the estimated fair values (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $258.8 million. At December 31, 2022, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $218.2 million.
2025 Convertible Senior Notes
On May 4, 2020, the Company completed the sale of $201.3 million of Convertible Senior Notes with a stated interest rate of 1.25% and a maturity date of May 1, 2025 (the “2025 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended December 31, 2022. Based on the terms of the 2025 Convertible Notes, the holders could not have converted all or a portion of their 2025 Convertible Notes in the first quarter of 2023. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2023. Based on the terms of the 2025 Convertible Notes, the holders cannot convert all or a portion of their 2025 Convertible Notes in the second quarter of 2023. The value of the 2025 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $17.41 on March 31, 2023.
The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $37,600 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2023. The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $36,800 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2022. The effective interest rate on the 2025 Convertible Notes is 1.96%, which includes the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
At March 31, 2023, the estimated fair values (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $186.8 million. At December 31, 2022, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $169.6 million.

Note 6. Stock-Based Compensation
The Company recorded approximately $4.8 million and $12.1 million for stock-based compensation in general and administrative expenses on the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, respectively.
Stock Options
A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	4,214,617	$16.48
Granted	338,792	$10.62
Exercised	(75,028)	$10.01
Forfeited	(347,719)	$20.56
Outstanding at March 31, 2023	4,130,662	$15.77
Exercisable at March 31, 2023	754,142	$29.45
The fair value of each stock option award granted during the three months ended March 31, 2023 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Three Months Ended March 31, 2023
Expected term (in years)	4.0 - 5.5
Risk-free interest rate (%)	3.4% - 4.4%
Expected volatility (%)	54.6% - 65.7%
Dividend yield (%)	—
Weighted average grant date fair value per share	$5.66

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of March 31, 2023, there was approximately $12.2 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 2.1 years.
Restricted Stock Awards
A summary of the restricted stock activity under the Company’s plans for the three months ended March 31, 2023 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	1,994,861	$12.71
Granted	213,710	$10.15
Vested	(33,607)	$23.42
Forfeited	(89,836)	$12.16
Nonvested at March 31, 2023	2,085,128	$12.28
As of March 31, 2023, there was approximately $15.5 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 2.3 years.
Modification of Stock Option and Restricted Stock Awards
In the first quarter of 2022, upon the Chief Executive Officer’s departure from the Company and in accordance with the terms of the Chief Executive Officer’s separation agreement, 237,960 previously granted time-based vesting stock option awards and 142,302 previously granted time-vesting restricted stock awards accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as a modification, and recognized $5.9 million of incremental stock-based compensation which consisted of $2.3 million and $3.6 million for the acceleration of stock option awards and restricted stock awards, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the three months ended March 31, 2022. There were no such amounts for the three months ended March 31, 2023.
Note 7. Revenue Recognition
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
Pharma Services Revenue
The Company’s Pharma Services segment generally enters into contracts with pharmaceutical and biotech customers as well as other contract research organizations (“CROs”) to provide research and clinical trial services. Such services also include validation studies and assay development. The Company records revenue on a unit-of-service basis based on the number of units completed towards the satisfaction of a performance obligation. In addition, certain contracts include upfront fees and the revenue for those contracts is recognized over time as services are performed.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contract assets are established for revenue recognized but not yet billed. These contract assets are reduced once the customer is invoiced and a corresponding receivable is recorded. Additionally, Pharma Services incurs sales commissions in the process of obtaining contracts with customers. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. For offerings with primarily short-term contracts, such as Informatics, the Company applies the practical expedient which allows costs to obtain a contract to be expensed when incurred, if the amortization period of the assets that would otherwise have been recognized is one year or less. Contract assets and capitalized commissions are included in other current assets and other assets on the Consolidated Balance Sheets.
Most contracts are terminable by the customers, either immediately or according to advance notice terms specified within the contracts. All contracts require payment of fees to the Company for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract.
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

	March 31, 2023	December 31, 2022
Current pharma contract assets (1)	$1,121	$1,898
Long-term pharma contract assets (2)	—	31
Total pharma contract assets	$1,121	$1,929

Current pharma capitalized commissions (1)	$912	$800
Long-term pharma capitalized commissions (2)	632	715
Total pharma capitalized commissions	$1,544	$1,515

Current pharma contract liabilities	$6,067	$7,557
Long-term pharma contract liabilities (3)	—	19
Total pharma contract liabilities	$6,067	$7,576

(1) Recorded within other current assets on the Consolidated Balance Sheets.
(2) Recorded within other assets on the Consolidated Balance Sheets.
(3) Recorded within other long-term liabilities on the Consolidated Balance Sheets.
Revenue recognized related to Pharma contract liability balances outstanding at the beginning of the period was $1.8 million and $3.1 million for the three months ended March 31, 2023 and 2022, respectively. Amortization of capitalized commissions was $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details the disaggregation of revenue for both the Clinical Services and Pharma Services segments (in thousands):

	Three Months Ended March 31,
	2023	2022
Clinical Services:
Client direct billing	$76,823	$65,014
Commercial Insurance	21,355	18,288
Medicare and Medicaid	16,587	15,465
Self-Pay	104	24
Total Clinical Services	$114,869	$98,791
Pharma Services	22,351	18,378
Total Revenue	$137,220	$117,169

Note 8. Restructuring
In 2022, the Company embarked on a restructuring program to improve execution and drive efficiency across the organization. This program is a framework for identifying, prioritizing and executing operational improvements. Restructuring charges incurred consist of severance and other employee costs, costs for optimizing the Company’s geographic presence (“Facility Footprint Optimization”), and consulting and other costs. There were no such charges for the three months ended March 31, 2022.
The following table summarizes the changes in the Company’s accrued restructuring balance (in thousands):

	Severance and Other Employee Costs	Facility Footprint Optimization	Consulting and Other Costs	Total
Balance as of December 31, 2022	$559	$—	$960	$1,519
Restructuring charges incurred	3,105	913	106	4,124
Impairment of facility related assets	—	560	—	560
Cash payments and other adjustments(1)	(1,285)	(564)	(346)	(2,195)
Balance as of March 31, 2023	$2,379	$909	$720	$4,008
Current liabilities				$4,008
Long-term liabilities				—
				$4,008
(1) Other adjustments include non-cash asset charges related to Facility Footprint Optimization costs.
The Company will continue this restructuring program in 2023 and expects to incur additional restructuring charges of approximately $3.0 million. The Company estimates these additional restructuring charges to be comprised of approximately $1.0 million in severance and other employee costs, $1.0 million of Facility Footprint Optimization costs, and $1.0 million of consulting and other costs. The Company’s restructuring activities are expected to be complete by December 31, 2023.

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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Cumulative loss in recent years is commonly defined as a three-year cumulative loss position. As of March 31, 2023, the Company’s U.S. ongoing operations were in a three-year cumulative loss position. Management determined that sufficient objectively verifiable positive evidence did not exist to overcome the negative evidence of the Company’s U.S. cumulative loss position. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three months ended March 31, 2023, includes the unfavorable impact of a valuation allowance against the Company’s deferred income tax assets expected to be created in 2023 for additional U.S. net operating loss and tax credit carryforwards as well as Switzerland, China and Singapore deferred tax assets. Management has however determined that sufficient objectively verifiable positive evidence does exist to overcome the negative evidence of the Company’s U.K. cumulative loss position. The reversal of U.K. deferred tax liabilities will provide a sufficient source of realization to support the full recognition of the U.K. deferred tax assets and therefore no valuation allowance has been established for those deferred tax assets. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three months ended March 31, 2023, includes the favorable impact of recognizing the U.K. benefit.
Note 10. Net Loss Per Share
The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, stock awards vested and if the 2028 Convertible Notes and 2025 Convertible Notes were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of the Company’s common stock. The potential dilution from conversion of the 2028 Convertible Notes and 2025 Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of the Company’s common stock issuable upon conversion of the 2028 Convertible Notes and the 2025 Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the 2028 Convertible Notes and the 2025 Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).
The following table shows the calculations (in thousands, except net loss per share amounts):

	Three Months Ended March 31,
	2023	2022
NET LOSS	$(30,795)	$(49,408)

Basic weighted average shares outstanding	125,026	123,630
Diluted weighted average shares outstanding	125,026	123,630

Basic net loss per share	$(0.25)	$(0.40)
Diluted net loss per share	$(0.25)	$(0.40)

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	13	467
Restricted stock awards	942	137
2025 Convertible Notes	5,538	5,538
2028 Convertible Notes	5,215	5,215

In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $29.3 million. The potential effect of the Capped Call Transactions were excluded from the calculation of diluted net loss per share in the three months ended March 31, 2023 as the Company’s closing stock price of $17.41 on March 31, 2023 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net loss per share as they are anti-dilutive.

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
In April 2023, the Company made an offer to remedy a dispute and the dispute is now in pre-litigation non-binding mediation. As a result, the Company has recorded a liability in accrued expenses and other liabilities as of March 31, 2023 on the Consolidated Balance Sheets based on the offer to settle this dispute, which reflects management’s best estimate of the minimum probable loss associated with this matter.
Regulatory Matter
With the assistance of outside counsel, the Company voluntarily conducted an internal investigation that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s interactions with regulatory authorities and the Company’s related review of this matter are ongoing. The Company has a reserve of $11.2 million in other long-term liabilities as of March 31, 2023 and December 31, 2022 on the Consolidated Balance Sheets for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the internal investigation and ongoing interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. The Company was notified on June 30, 2022 that the Department of Justice (“DOJ”) will be participating in the investigation of this matter. At this time, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, DOJ, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, exclusion from participation in federal healthcare programs or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.

Note 12. Related Party Transactions
The Company has Pharma Services contracts with HOOKIPA Pharma, Inc., an entity with whom a director of the Company, Michael A. Kelly, was a director of until April 2023. In connection with these contracts, the Company recognized $0.2 million of revenue in the Consolidated Statements of Operations for the three months ended March 31, 2023. Revenue recognized in connection with these contracts for the three months ended March 31, 2022 was immaterial.

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
The following table summarizes segment information for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net revenues:
Clinical Services	$114,869	$98,791
Pharma Services	22,351	18,378
Total revenue	137,220	117,169

Cost of revenue:
Clinical Services(1)	67,292	65,267
Pharma Services(2)	15,114	13,670
Total cost of revenue	82,406	78,937

Gross Profit:
Clinical Services	47,577	33,524
Pharma Services	7,237	4,708
Total gross profit	54,814	38,232

Operating expenses:
General and administrative	61,549	66,248
Research and development	7,395	7,713
Sales and marketing	16,259	16,299
Restructuring charges	4,684	—
Total operating expenses	89,887	90,260
Loss from operations	(35,073)	(52,028)
Interest (income) expense, net	(1,467)	1,301
Other (income) expense, net	114	(168)
Loss before taxes	(33,720)	(53,161)
Income tax benefit	(2,925)	(3,753)
Net loss	$(30,795)	$(49,408)
(1) Clinical Services cost of revenue for both the three months ended March 31, 2023 and 2022 includes $4.3 million of amortization of acquired Inivata developed technology intangible assets.
(2) Pharma Services cost of revenue for both the three months ended March 31, 2023 and 2022 include $0.6 million of amortization of acquired Inivata developed technology intangible assets.

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
As of March 31, 2023, we operated College of American Pathologists (“CAP”) accredited and Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified laboratories in Fort Myers, Florida; Aliso Viejo and San Diego, California; Research Triangle Park, North Carolina; and Houston, Texas; and CAP accredited full-service, sample-processing laboratories in Rolle, Switzerland; Singapore and China. CAP accreditation is pending in Cambridge, United Kingdom. We also have several, small, non-processing laboratory locations across the United States for providing analysis services. We currently offer the following types of testing services:
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
We are a leading provider of Heme Molecular and NGS testing and one of the key providers of solid tumor NGS testing solutions. These tests are interpreted by NeoGenomics’ team of Molecular experts and are often ordered in conjunction with other testing modalities. NGS panels are one of our fastest growing testing areas and clients can often receive a significant amount of biomarker information from very limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. We have a broad Molecular testing menu and our targeted NeoTYPE panels include genes relevant to a particular cancer type, as well as other complementary tests such as IHC and FISH. In addition, we offer molecular-only NGS targeted and comprehensive panels which combine DNA and RNA into a single work stream in order to report a full spectrum of genomic alterations, including mutations, fusions, copy number variations, and gene expression. This comprehensive menu means that our clients can get most of their oncology testing needs satisfied by our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. The acquisition of Inivata provided us with oncology Liquid Biopsy technology capabilities. InVisionFirst®-Lung is a highly sensitive, targeted plasma-based assay for patients with non-small cell lung cancer, and RaDaR® is an industry-leading liquid biopsy assay designed to detect residual disease and recurrence in plasma samples from patients with solid tumor malignancies. We expect our Molecular laboratory and NGS capabilities to be a key growth driver in the coming years.
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
2023 Focus Areas:
We are committed to sustainable growth while transforming cancer care for patients and providers. Our focus for 2023 is to sustain a purpose driven culture that maintains excellence in service and performance while growing through innovation. We expect the following initiatives to allow us to continue on our path to become one of the world’s leading cancer testing and information companies:
Profitably Grow Core Business
•Grow volume and NGS mix;
•Improve turnaround time;
•Win on service;
•Expand and optimize commercial optimization; and
•Improve product offering.
Accelerate Pharma Services
•Execute clinical RaDaR® (MRD) launch;
•Launch Neo Comprehensive, new NGS offering;
•Continue to improve Pharma growth and profitability; and
•Focus on enterprise data strategy.
Improve Profitability
•Increase productivity and efficiency;
•Manage general and administrative spend;
•Focused investments; and

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•Prioritize revenue cycle management.
Competitive Strengths
We believe the following areas are competitive differentiators:
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
In our Pharma Services segment, we enter into both short-term and long-term contracts, ranging from one month to several years. While the volume of this testing is not as directly affected by seasonality as described above, the testing volume does vary based on the terms of the contract. Our volumes are often based on how quickly sponsors can get patient enrollees for their trials and seasonality can impact how quickly patients are enrolled. Many of our long-term contracts contain specific

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

performance obligations where the testing is performed on a specific schedule. In addition, this results in backlog that can be significant and highly dependent on Pharma clinical trial enrollment, which continues to recover from the slowdown experienced due to the COVID-19 pandemic.
Results of Operations for the Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022
Consolidated Statements of Operations as a percentage of net revenue for the periods presented are as follows:

	Three Months Ended March 31,
	2023	2022
Net revenue	100.0%	100.0%
Cost of revenue(1)	60.1%	67.4%
Gross profit	39.9%	32.6%
Operating expenses:
General and administrative	44.9%	56.5%
Research and development	5.4%	6.6%
Sales and marketing	11.8%	13.9%
Restructuring charges	3.4%	—%
Total operating expenses	65.5%	77.0%
Loss from operations	(25.6)%	(44.4)%
Interest (income) expense, net	(1.1)%	1.1%
Other expense (income), net	0.1%	(0.1)%
Loss before taxes	(24.6)%	(45.4)%
Income tax benefit	(2.2)%	(3.2)%
Net loss	(22.4)%	(42.2)%
 (1) Cost of revenue for the both the three months ended March 31, 2023 and 2022 includes $4.9 million of amortization of acquired Inivata developed technology intangible assets.
Clinical Services and Pharma Services net revenues for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Net revenue:
Clinical Services	$114,869	$98,791	$16,078	16.3%
Pharma Services	22,351	18,378	3,973	21.6%
Total revenue	$137,220	$117,169	$20,051	17.1%
Revenue
Consolidated revenues increased $20.1 million, or 17.1%, year-over-year.
Clinical Services revenue for the three months ended March 31, 2023 increased $16.1 million when compared to the same period in 2022. The increase in Clinical Services revenue reflects an increase in clinical testing volume, a more favorable test mix and an increase in average unit price due to strategic reimbursement initiatives.
Pharma Services revenue for the three months ended March 31, 2023 increased $4.0 million compared to the same period in 2022 due to the timing of project activity.
Cost of Revenue and Gross Profit
Cost of revenue includes payroll and payroll-related costs for performing tests, maintenance and/or depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, delivery and courier costs relating to the transportation of specimens to be tested, and amortization for acquired Inivata developed technology intangible assets.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated cost of revenue and gross profit metrics for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022	% Change
Cost of revenue:
Clinical Services(2)	$67,292	$65,267	3.1%
Pharma Services(3)	15,114	13,670	10.6%
Total cost of revenue	$82,406	$78,937	4.4%
Cost of revenue as a % of revenue	60.1%	67.4%

Gross profit:
Clinical Services	$47,577	$33,524	41.9%
Pharma Services	7,237	4,708	53.7%
Total gross profit	$54,814	$38,232	43.4%
Gross profit margin	39.9%	32.6%
(2) Clinical Services cost of revenue for both the three months ended March 31, 2023 and 2022 includes $4.3 million of amortization of acquired Inivata developed technology intangible assets.
(3) Pharma Services cost of revenue for both the three months ended March 31, 2023 and 2022 includes $0.6 million of amortization of acquired Inivata developed technology intangible assets.
Consolidated cost of revenue increased for the three months ended March 31, 2023 when compared to the same period in 2022 primarily due to higher payroll and payroll-related costs and an increase in supplies expense. These increases were partially offset by a decrease in professional fees.
Gross profit margin for the three months ended March 31, 2023 was 39.9% compared to 32.6% in the same period in 2022. The increase of 7.3% for the three months ended March 31, 2023 was primarily related to the increase in revenue offset by higher payroll and payroll-related costs and an increase in supplies expense.
General and Administrative Expenses
General and administrative expenses consist of payroll and payroll-related costs for our executive, billing, finance, human resources, information technology, and other administrative personnel, as well as stock-based compensation. We also allocate professional services, facilities expense, IT infrastructure costs, depreciation, amortization and other administrative-related costs to general and administrative expenses.
Consolidated general and administrative expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
General and administrative	$61,549	$66,248	$(4,699)	(7.1)%
As a % of revenue	44.9%	56.5%
General and administrative expenses decreased $4.7 million for the three months ended March 31, 2023, when compared to the same period in 2022. This decrease was partially due to a $7.3 million decrease in incremental non-cash stock-based compensation expense, of which $5.9 million related to the acceleration of stock option and restricted stock awards upon the Chief Executive Officer’s departure in the first quarter of 2022. In addition, there was a $1.4 million decrease in professional fees incurred in the first quarter of 2023 when compared to the same period in 2022. These decreases were partially offset by net increases in cash-based payroll and payroll-related expenses of $1.4 million, an increase in depreciation expense of $0.5 million, and an increase in amortization expense of $0.3 million. In addition, the three months ended March 31, 2022 included a gain on sale of assets held for sale of $2.0 million.
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, including payroll and payroll-related costs, maintenance of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Research and development	$7,395	$7,713	$(318)	(4.1)%
As a % of revenue	5.4%	6.6%

Research and development expenses decreased $0.3 million for the three months ended March 31, 2023 when compared to the same period in 2022 primarily due to a decrease in payroll and payroll-related costs partially offset by an increase in materials expense.
We anticipate research and development expenditures will increase in the future as we continue to invest in development costs for strategic innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel.
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$16,259	$16,299	$(40)	(0.2)%
As a % of revenue	11.8%	13.9%

Sales and marketing expenses were flat for the three months ended March 31, 2023, when compared to the same period in 2022 resulting from increases in sales commissions, conference and tradeshow expenses, and advertising expenses offset by decreases in professional fees, bonus expense and travel expenses.
We expect higher commissions expense in the coming quarters as our sales representatives generate new business in our business segments. We expect our sales and marketing expenses over the long term to align with changes in revenue and we continue to evaluate the effectiveness of our incentive compensation plans.
Restructuring charges
Consolidated restructuring charges for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Restructuring charges	$4,684	$—	$4,684	100.0%
As a % of revenue	3.4%	—%
Restructuring charges relate to a restructuring program to improve execution and drive efficiency across the organization. Restructuring charges consist of severance and other employee costs, costs for optimizing our geographic presence, and consulting and other costs.
For the three months ended March 31, 2023, we recorded $4.7 million of restructuring charges. The charges were comprised of $3.1 million in severance and other employee costs, $1.5 million in Facility Footprint Optimization costs, and $0.1 million of consulting and other costs. There were no such amounts recorded for the three months ended March 31, 2022. We will continue this restructuring program in 2023 and expects to incur additional restructuring charges of approximately $3.0 million. Our restructuring activities are expected to be complete by December 31, 2023.
Interest (income) expense, net
Interest (income) expense, net, for the three months ended March 31, 2023 and 2022 is as follows (dollars in thousands):

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Interest (income) expense, net	$(1,467)	$1,301	$(2,768)	(212.8)%

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest (income) expense, net, was income of $1.5 million for the three months ended March 31, 2023 compared to expense of $1.3 million for the same period in 2022. Interest income includes interest earned on funds held in our cash equivalent and marketable securities accounts. Interest expense reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually. Interest expense also includes amortization related to our fixed income investments. The increase in interest income for the three months ended March 31, 2023 was due to the higher interest rate environment experienced when compared to the same period in 2022.
For further details regarding our investments in marketable securities and the convertible notes, please refer to Note 3. Fair Value Measurements and Note 5. Debt, respectively, in the accompanying notes to the unaudited Consolidated Financial Statements.
Net Loss Per Share
The following table provides consolidated net loss for each period along with the computation of basic and diluted net loss per share for the three months ended March 31, 2023 and 2022 (in thousands, except net loss per share data):

	Three Months Ended March 31,
	2023	2022
NET LOSS	$(30,795)	$(49,408)

Basic weighted average shares outstanding	125,026	123,630
Diluted weighted average shares outstanding	125,026	123,630

Basic net loss per share	$(0.25)	$(0.40)
Diluted net loss per share	$(0.25)	$(0.40)

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
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income from continuing operations before: (i) interest (income) expense, net, (ii) tax (benefit) or expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation expense, and, if applicable in a reporting period, (v) acquisition and integration related expenses, (vi) restructuring charges, and (vii) other significant or non-operating (income) or expenses, net.
The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the three months ended March 31, 2023:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss (GAAP)	$(30,795)	$(49,408)
Adjustments to net loss:
Interest (income) expense, net	(1,467)	1,301
Income tax benefit	(2,925)	(3,753)
Depreciation	9,048	8,395
Amortization of intangibles	8,783	8,490
EBITDA (non-GAAP)	$(17,356)	$(34,975)
Further adjustments to EBITDA:
Acquisition and integration related expenses	—	1,030
Non-cash stock-based compensation expense	4,758	12,103
Restructuring charges	4,684	—
Other significant (income) expenses, net(4)	798	2,831
Adjusted EBITDA (non-GAAP)	$(7,116)	$(19,011)
(4) For the three months ended March 31, 2023, other significant (income) expenses, net, includes CEO transition costs, fees related to a regulatory matter, and other non-recurring items. For the three months ended March 31, 2022, other significant (income) expenses, net, includes a gain on the sale of a building, fees related to the regulatory matter, CEO transition costs, and other non-recurring items.

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the three months ended March 31, 2023 and 2022 as well balances of cash and cash equivalents and working capital:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(12,692)	$(29,040)
Investing activities	23,742	$12,052
Financing activities	1,379	$6,057
Net change in cash and cash equivalents	12,429	(10,931)
Cash and cash equivalents, beginning of period	$263,180	$316,827
Cash and cash equivalents, end of period	$275,609	$305,896
Working Capital (5), end of period	$498,390	$569,030
(5) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
Cash used in operating activities during the three months ended March 31, 2023, was $12.7 million compared to $29.0 million in the same period in 2022. This $16.3 million decrease was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, and other non-cash charges) which resulted in $13.7 million of lower cash used by operating activities year-over-year, as well as a $2.6 million decrease in cash used resulting from net changes in operating assets and liabilities. The decrease in cash used related to our operating activities was primarily driven by an improvement in gross profit of $16.6 million. In addition, timing of cash receipts and cash payments in the ordinary course of business caused operating cash flow to fluctuate from period to period.
Cash Flows from Investing Activities
During the three months ended March 31, 2023, cash provided by investing activities was $23.7 million compared to $12.1 million of cash provided by investing activities in the same period in 2022. This change was primarily due to a $9.4 million

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decrease in purchases of marketable securities, as well as an increase in proceeds from sales and maturities of marketable securities of $4.0 million.
Cash Flows from Financing Activities
During the three months ended March 31, 2023, cash provided by financing activities was $1.4 million compared to $6.1 million in the same period in 2022. The cash provided by financing activities during the three months ended March 31, 2023 primarily consisted of $1.4 million for the net issuance of common stock. The primary reason for the decrease in cash provided by financing activities year-over-year was the timing of cash payments for stock option exercises which can fluctuate from period to period.
Liquidity Outlook
We had $275.6 million in unrestricted cash and cash equivalents as of March 31, 2023 in addition to $142.3 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities and cash collections are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital and capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2023 will be in the range of $30.0 million to $40.0 million. During the three months ended March 31, 2023, we purchased, with cash, approximately $9.9 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash and financing.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Please refer to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 2. Summary of Significant Accounting Policies, in the accompanying notes to the unaudited Consolidated Financial Statements for a complete description of our significant accounting policies.

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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on March 31, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we do not believe that we have a material financial market risk exposure and do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. While we believe our marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings in the ordinary course of business. For further information on legal proceedings, please refer to Note 11. Commitments and Contingencies, in the notes to the unaudited Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
You should carefully consider each of the risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023, as well as the other information set forth in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None for the quarterly period ended March 31, 2023 that have not previously been included in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	829	$10.94	—	—
February 1, 2023 - February 28, 2023	429	$12.70	—	—
March 1, 2023 - March 31, 2023	7,878	$16.80	—	—
Total	9,136		—	—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Appointment of New Chief Accounting Officer
On May 4, 2023, the Board of Directors appointed Greg D. Aunan, age 54, as the Chief Accounting Officer of the Company effective May 15, 2023. Mr. Aunan joined NeoGenomics in April 2023 and has recently served as a Senior Vice President, Accounting & Treasury. Prior to joining the Company, Mr. Aunan served as Senior Vice President and Chief Accounting Officer of HMS Holdings Corp. from June 2015 to July 2021. Prior to his time with HMS, Mr. Aunan served as Chief Financial Officer of the international law firm Locke Lord LLP from March 2013 to December 2014. Prior to that time, Mr. Aunan was at KPMG LLP from 1996, where he served as an audit partner from 2008 to February 2013. Mr. Aunan has over 20 years of progressive accounting and auditing experience with focus in consumer markets and retail sectors. He is a licensed Certified Public Accountant and holds an M.B.A. from Drake University and a B.B.A. from the University of Iowa.
The Company and Mr. Aunan entered into an Offer Letter that provides that Mr. Aunan’s base salary will be $360,000 per year and that he will be eligible to receive a performance-based bonus, which will be targeted at 40% of his base salary. This bonus is contingent on completion of certain metrics approved by the Chief Financial Officer and/or Chief Executive Officer of the Company for each fiscal year. Mr. Aunan is entitled to participate in all medical and other benefits that the Company has established for its employees including 15 days of paid time off per year. The Offer Letter provides that Mr. Aunan will receive an equity grant valued at $450,000, half in restricted stock and half in stock options, both of which will vest ratably over four years from date of grant.
If Mr. Aunan is terminated without cause or if he is terminated in connection with a change in control, the Company agrees to provide to Mr. Aunan as severance an amount equal to four months of his monthly base salary and reimbursement of premiums to continue health care benefits coverage under COBRA for the four months following the date of his termination.
In addition, the Company and Mr. Aunan entered into a Confidentiality, Non-Solicitation and Non-Compete Agreement (the “Non-Compete Agreement”). In part, the Non-Compete Agreement contains a non-solicitation and non-compete provision which will be in effect for a twelve month period following the termination of Mr. Aunan’s employment relationship with the Company for any reason.
Mr. Aunan does not have any related party transactions or family relationships with the Company or any of the Company’s other officers or directors.
Other Executive Changes
Cynthia Dieter, will be stepping down as the Chief Accounting Officer of the Company effective May 15, 2023. Although Ms. Dieter will no longer be an officer of the Company, Ms. Dieter will remain an employee of the Company to provide transition and onboarding support to the Company’s new Chief Accounting Officer through June 30, 2023. Additionally, on May 4, 2023, the Board of Directors of the Company determined that Dr. Shashikant Kulkarni no longer qualifies as a named executive officer of the Company as a result of certain responsibilities being assigned to other executives.

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1*	Offer Letter dated March 27, 2023 between NeoGenomics Laboratories and Mr. Greg Aunan.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101)

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2023	NEOGENOMICS, INC.

	By:	/s/ Christopher M. Smith
	Name:	Christopher M. Smith
	Title:	Director and Chief Executive Officer

	By:	/s/ Jeffrey S. Sherman
	Name:	Jeffrey S. Sherman
	Title:	Chief Financial Officer