Form 10-Q
period 2023-06-30
NEOGENOMICS INC
filed 2023-08-08
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of August 4, 2023, the registrant had 127,551,742 shares of Common Stock, par value $0.001 per share outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$289,074	$263,180
Marketable securities, at fair value	120,272	174,809
Accounts receivable, net	125,425	119,711
Inventories	24,945	24,277
Prepaid assets	16,571	15,237
Other current assets	8,433	8,077
Total current assets	584,720	605,291
Property and equipment (net of accumulated depreciation of $147,452 and $131,930, respectively)	100,110	102,499
Operating lease right-of-use assets	91,412	96,109
Intangible assets, net	390,693	408,260
Goodwill	522,766	522,766
Other assets	5,407	5,109
Total non-current assets	1,110,388	1,134,743
Total assets	$1,695,108	$1,740,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,913	$20,510
Accrued compensation	45,686	40,141
Accrued expenses and other liabilities	18,172	15,070
Current portion of equipment financing obligations	11	70
Current portion of operating lease liabilities	7,354	6,584
Contract liabilities	5,712	7,557
Total current liabilities	94,848	89,932
Long-term liabilities
Convertible senior notes, net	536,755	535,322
Operating lease liabilities	65,468	68,952
Deferred income tax liabilities, net	28,811	34,750
Other long-term liabilities	13,034	13,055
Total long-term liabilities	644,068	652,079
Total liabilities	$738,916	$742,011
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 127,144,418 and 126,913,992 shares issued and outstanding, respectively)	$127	$127
Additional paid-in capital	1,172,850	1,160,882
Accumulated other comprehensive loss	(2,572)	(3,899)
Accumulated deficit	(214,213)	(159,087)
Total stockholders’ equity	$956,192	$998,023
Total liabilities and stockholders’ equity	$1,695,108	$1,740,034
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET REVENUE
Clinical Services	$123,156	$105,635	$238,025	$204,426
Advanced Diagnostics	23,761	19,437	46,112	37,815
Total net revenue	146,917	125,072	284,137	242,241

COST OF REVENUE	87,026	81,126	169,432	160,063

GROSS PROFIT	59,891	43,946	114,705	82,178
Operating expenses:
General and administrative	60,308	57,951	121,857	124,199
Research and development	7,502	8,626	14,897	16,339
Sales and marketing	18,901	17,071	35,160	33,370
Restructuring charges	3,074	—	7,758	—
Total operating expenses	89,785	83,648	179,672	173,908
LOSS FROM OPERATIONS	(29,894)	(39,702)	(64,967)	(91,730)
Interest (income) expense, net	(2,524)	926	(3,991)	2,227
Other (income) expense, net	(730)	405	(616)	237
Loss before taxes	(26,640)	(41,033)	(60,360)	(94,194)
Income tax benefit	(2,309)	(5,730)	(5,234)	(9,483)
NET LOSS	$(24,331)	$(35,303)	$(55,126)	$(84,711)

NET LOSS PER SHARE
Basic	$(0.19)	$(0.28)	$(0.44)	$(0.68)
Diluted	$(0.19)	$(0.28)	$(0.44)	$(0.68)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	125,356	124,068	125,192	123,850
Diluted	125,356	124,068	125,192	123,850
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET LOSS	$(24,331)	$(35,303)	$(55,126)	$(84,711)

OTHER COMPREHENSIVE (INCOME) LOSS:
Net unrealized gain (loss) on marketable securities, net of tax	262	(1,047)	1,327	(3,418)
Total other comprehensive income (loss), net of tax	262	(1,047)	1,327	(3,418)
COMPREHENSIVE LOSS	$(24,069)	$(36,350)	$(53,799)	$(88,129)
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2022	126,913,992	$127	$1,160,882	$(3,899)	$(159,087)	$998,023
Issuance of common stock for ESPP	96,733	—	811	—	—	811
Issuance of restricted stock, net of forfeitures	114,738	—	(147)	—	—	(147)
Issuance of common stock for stock options	75,028	—	751	—	—	751
Stock issuance fees and expenses	—	—	(4)	—	—	(4)
Stock-based compensation expense - ESPP	—	—	275	—	—	275
Stock-based compensation expense - options and restricted stock	—	—	4,483	—	—	4,483
Net unrealized gain on marketable securities, net of tax	—	—	—	1,065	—	1,065
Net loss	—	—	—	—	(30,795)	(30,795)
Balance, March 31, 2023	127,200,491	$127	$1,167,051	$(2,834)	$(189,882)	$974,462
Issuance for common stock for ESPP	78,302	—	1,029	—	—	1,029
Issuance of restricted stock, net of forfeitures	(194,448)	—	(1,527)	—	—	(1,527)
Issuance of common stock for stock options	60,073	—	610	—	—	610
Stock issuance fees and expenses	—	—	(18)	—	—	(18)
Stock-based compensation expense - ESPP	—	—	255	—	—	255
Stock-based compensation expense - options and restricted stock	—	—	5,450	—	—	5,450
Net unrealized gain on marketable securities, net of tax	—	—	—	262	—	262
Net loss	—	—	—	—	(24,331)	(24,331)
Balance, June 30, 2023	127,144,418	$127	$1,172,850	$(2,572)	$(214,213)	$956,192

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2021	124,107,500	$124	$1,123,628	$(638)	$(14,837)	$1,108,277
Issuance of common stock for ESPP	47,853	—	971	—	—	971
Issuance of restricted stock, net of forfeitures	100,253	—	(1,049)	—	—	(1,049)
Issuance of common stock for stock options	466,609	1	6,479	—	—	6,480
Stock-based compensation expense - ESPP	—	—	249	—	—	249
Stock-based compensation expense - options and restricted stock	—	—	11,855	—	—	11,855
Net unrealized loss on marketable securities, net of tax	—	—	—	(2,371)	—	(2,371)
Net loss	—	—	—	—	(49,408)	(49,408)
Balance, March 31, 2022	124,722,215	$125	$1,142,133	$(3,009)	$(64,245)	$1,075,004
Issuance of common stock for ESPP	89,374	—	807	—	—	807
Issuance of restricted stock, net of forfeitures	773,010	1	(311)	—	—	(310)
Issuance of common stock for stock options	94,974	—	743	—	—	743
Stock-based compensation expense - ESPP	—	—	293	—	—	293
Stock-based compensation expense - options and restricted stock	—	—	3,332	—	—	3,332
Net unrealized loss on marketable securities, net of tax	—	—	—	(1,047)	—	(1,047)
Net loss	—	—	—	—	(35,303)	(35,303)
Balance, June 30, 2022	125,679,573	$126	$1,146,997	$(4,056)	$(99,548)	$1,043,519
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,126)	$(84,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,523	16,921
Amortization of intangibles	17,566	16,979
Non-cash stock-based compensation	10,463	15,729
Non-cash operating lease expense	4,648	4,989
Amortization of convertible debt discount	1,341	1,324
Amortization of debt issue costs	92	91
Gain on sale of assets held for sale	—	(2,048)
Other adjustments	1,665	1,602
Changes in assets and liabilities, net
Accounts receivable, net	(5,713)	854
Inventories	(888)	1,533
Prepaid and other assets	(2,614)	(2,202)
Operating lease liabilities	(3,294)	(4,932)
Deferred income tax liabilities, net	(5,939)	(9,495)
Accrued compensation	5,545	(1,024)
Accounts payable and other liabilities	(509)	(1,646)
Net cash used in operating activities	(14,240)	(46,036)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(6,756)	(56,332)
Proceeds from sales and maturities of marketable securities	62,868	68,525
Purchases of property and equipment	(17,421)	(18,513)
Proceeds from assets held for sale	—	12,098
Net cash provided by investing activities	38,691	5,778
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing obligations	(61)	(574)
Issuance of common stock, net	1,504	7,642
Net cash provided by financing activities	1,443	7,068
Net change in cash and cash equivalents	25,894	(33,190)
Cash and cash equivalents, beginning of period	263,180	316,827
Cash and cash equivalents, end of period	$289,074	$283,637

Supplemental disclosure of cash flow information:
Interest paid	$1,690	$2,143
Income taxes paid, net	$175	$129
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$838	$1,529

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
The accounting policies of the Company are the same as those set forth in Note 2. Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except for Stock-based Compensation and new accounting standards discussed under Recent Accounting Pronouncements as referenced below.
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
Use of Estimates
The Company prepares its Consolidated Financial Statements in conformity with GAAP. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the Consolidated Financial Statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these Consolidated Financial Statements include, but are not limited, to those related to revenues, accounts receivable and related allowances, contingencies, useful lives and recovery of long-term assets and intangible assets, income taxes and valuation allowances, stock-based compensation, impairment analysis of goodwill, and restructuring reserves. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected on the Consolidated Financial Statements prospectively from the date of the change in estimate.
Segment Reporting
The Company has historically reported its activities in two reportable segments; (1) the Clinical Services segment and (2) the Pharma Services segment. In the second quarter of 2023, the Pharma Services segment was rebranded as the Advanced Diagnostics segment. Functions within the Clinical Services segment include oncology diagnostics, community-based oncology and pathology sales, patient engagement, and clinical decision support. Functions within the Advanced Diagnostics segment include pharma services, informatics, R&D, minimal residual disease, liquid biopsy and therapy selection business development. For further financial information regarding reportable segments, please refer to Note 13. Segment Information.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel in the Clinical Services segment. Advertising costs are expensed at the time they are incurred and were immaterial for the three and six months ended June 30, 2023 and 2022.
Stock-based Compensation
In the second quarter of 2023, the Company began granting performance stock units (“PSUs”) subject to a market condition to certain of its executives as part of its executive compensation program. The number of shares awarded will be subject to

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
adjustment based on the achievement of an absolute total shareholder return (“TSR”) performance target. If the TSR performance target is achieved, the awards will vest at the end of the three-year requisite service period so long as the employee remains employed with the Company through the applicable vesting date.
The Company measures compensation expense for stock-based awards to employees, non-employee contracted physicians, and directors based upon the awards’ initial grant-date fair values. Stock-based compensation expense for stock options, restricted stock awards, restricted stock units and performance awards is recorded over the requisite service period in general and administrative expenses on the Consolidated Statements of Operations. For awards with only a service condition, the Company expenses stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with a market condition, the Company expenses the grant date fair value at the target over the vesting period regardless of the value that the award recipients ultimately receive. The fair values of stock option grants are estimated as of the date of grant by applying the Black-Scholes option valuation model (“Black-Scholes”). The fair value of restricted stock with a market condition is estimated at the date of grant using the Monte Carlo simulation model (“Monte Carlo”). The Black-Scholes and Monte Carlo models incorporate assumptions as to stock price volatility, the expected life of options or restricted stock, a risk-free interest rate and dividend yield. The fair value of restricted stock without a market condition is estimated using the current market price of the Company’s common stock on the date of grant.
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
The fair value of the PSUs granted during the three and six months ended June 30, 2023 was estimated as of the grant date using a Monte Carlo, which requires management to make assumptions regarding risk-free interest rates and volatility of the Company’s stock price. The Monte Carlo incorporates the same assumptions as Black-Scholes as to stock price volatility, the risk-free interest rate and dividend yield. The Company utilized the expected life of the PSUs for the expected term of the award, as the vesting term and contractual term of the awards are identical.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of June 30, 2023 and December 31, 2022.

	June 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$32,218	$—	$(338)	$31,880
Yankee bonds	2,608	—	(58)	2,550
Agency bonds	6,025	—	(119)	5,906
Municipal bonds	12,768	—	(937)	11,831
Commercial paper	2,929	—	—	2,929
Asset-backed securities	15,537	—	(180)	15,357
Corporate bonds	51,299	1	(1,481)	49,819
Total	$123,384	$1	$(3,113)	$120,272

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$56,426	$—	$(651)	$55,775
Yankee bonds	5,358	—	(92)	5,266
Agency bonds	12,485	—	(116)	12,369
Municipal bonds	12,841	—	(1,030)	11,811
Commercial paper	2,846	8	—	2,854
Asset-backed securities	25,544	2	(427)	25,119
Corporate bonds	63,748	3	(2,136)	61,615
Total	$179,248	$13	$(4,452)	$174,809

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company had $1.5 million and $0.9 million of accrued interest receivable at June 30, 2023 and December 31, 2022, respectively, included in other current assets on its Consolidated Balance Sheets related to its marketable securities. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2023 and June 30, 2022.
The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at June 30, 2023 and December 31, 2022.

	June 30, 2023
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$31,880	$—	$—	$31,880
Yankee bonds	2,550	—	—	2,550
Agency bonds	3,557	2,349	—	5,906
Municipal bonds	—	11,831	—	11,831
Commercial paper	2,929	—	—	2,929
Asset-backed securities	15,357	—	—	15,357
Corporate bonds	32,429	17,390	—	49,819
Total	$88,702	$31,570	$—	$120,272

	December 31, 2022
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$40,795	$14,980	$—	$55,775
Yankee bonds	2,734	2,532	—	5,266
Agency bonds	6,470	5,899	—	12,369
Municipal bonds	—	11,811	—	11,811
Commercial paper	2,854	—	—	2,854
Asset-backed securities	23,179	1,940	—	25,119
Corporate bonds	35,377	26,238	—	61,615
Total	$111,409	$63,400	$—	$174,809

The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of June 30, 2023 and December 31, 2022.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$283,214	$—	$—	$283,214
Marketable securities:
U.S. Treasury securities	31,880	—	—	31,880
Yankee bonds	2,550	—	—	2,550
Agency bonds	5,906	—	—	5,906
Municipal bonds	11,831	—	—	11,831
Commercial paper	—	2,929	—	2,929
Asset-backed securities	—	15,357	—	15,357
Corporate bonds	—	49,819	—	49,819
Total	$335,381	$68,105	$—	$403,486

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$196,749	$—	$—	$196,749
Commercial paper	—	36,965	—	36,965
Marketable securities:
U.S. Treasury securities	55,775	—	—	55,775
Yankee bonds	5,266	—	—	5,266
Agency bonds	12,369	—	—	12,369
Municipal bonds	11,811	—	—	11,811
Commercial paper	—	2,854	—	2,854
Asset-backed securities	—	25,119	—	25,119
Corporate bonds	—	61,615	—	61,615
Total	$281,970	$126,553	$—	$408,523

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and six months ended June 30, 2023 and June 30, 2022.
The carrying value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, are considered reasonable estimates of their respective fair values at June 30, 2023 and December 31, 2022 due to their short-term nature.

Note 4. Goodwill and Intangible Assets
The following table summarizes the carrying amounts of goodwill by segment at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Clinical Services	$458,782	$458,782
Advanced Diagnostics	63,984	63,984
Total	$522,766	$522,766

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Intangible assets consisted of the following (in thousands):

		June 30, 2023
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$60,590	$82,511
Developed Technology	10 - 15	310,226	43,778	266,448
Marketing Assets	4	549	307	242
Trademarks	15	31,473	4,272	27,201
Trade Name	2.5	2,584	1,740	844
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$110,687	$390,693

		December 31, 2022
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$55,645	$87,456
Developed Technology	10 - 15	310,226	33,117	277,109
Marketing Assets	4	549	238	311
Trademarks	15	31,473	3,223	28,250
Trade Name	2.5	2,584	897	1,687
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$93,120	$408,260

The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarizes the amortization expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of intangibles included in cost of revenue	$4,853	$4,853	$9,706	$9,706
Amortization of intangibles included in general and administrative expenses	3,930	3,637	7,860	7,273
Total amortization of intangibles	$8,783	$8,490	$17,566	$16,979
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of June 30, 2023 is as follows (in thousands):

Remainder of 2023	$17,566
2024	33,447
2025	33,343
2026	33,308
2027	32,758
Thereafter	226,824
Total	$377,246

Note 5. Debt
2028 Convertible Senior Notes
On January 11, 2021, the Company completed the sale of $345.0 million of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2023. Based

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the second quarter of 2023. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2023. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the third quarter of 2023. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $16.07 on June 30, 2023.
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2023. The interest expense recognized on the 2028 Convertible Notes includes $0.4 million, $0.7 million and $17,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2023. The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,400 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2022. The interest expense recognized on the 2028 Convertible Notes includes $0.4 million, $0.7 million and $16,800 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2022. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
At June 30, 2023, the estimated fair values (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $251.9 million. At December 31, 2022, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $218.2 million.
2025 Convertible Senior Notes
On May 4, 2020, the Company completed the sale of $201.3 million of Convertible Senior Notes with a stated interest rate of 1.25% and a maturity date of May 1, 2025 (the “2025 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2023. Based on the terms of the 2025 Convertible Notes, the holders could not have converted all or a portion of their 2025 Convertible Notes in the second quarter of 2023. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2023. Based on the terms of the 2025 Convertible Notes, the holders cannot convert all or a portion of their 2025 Convertible Notes in the third quarter of 2023. The value of the 2025 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $16.07 on June 30, 2023.
The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $37,700 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2023. The interest expense recognized on the 2025 Convertible Notes includes $1.3 million, $0.6 million and $0.1 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2023. The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $37,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2022. The interest expense recognized on the 2025 Convertible Notes includes $1.2 million, $0.6 million and $0.1 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2022. The effective interest rate on the 2025 Convertible Notes is 1.96%, which includes the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
At June 30, 2023, the estimated fair values (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $192.1 million. At December 31, 2022, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $169.6 million.

Note 6. Stock-Based Compensation
Equity Incentive Plan
Effective May 25, 2023, the Company adopted the NeoGenomics, Inc. 2023 Equity Incentive Plan (the “2023 Plan”) as approved by the Board of Directors on March 28, 2023 and the Company’s stockholders on May 25, 2023. The 2023 Plan replaced the NeoGenomics, Inc. Amended and Restated Equity Incentive Plan, as most recently amended and subsequently

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
approved by the stockholders on May 25, 2017 (the “Prior Plan”). The 2023 Plan allows for the award of equity incentives including stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, and other stock-based awards to certain employees, directors, or officers of, or key non-employee advisers or consultants, including contracted physicians to the Company or its subsidiaries. The 2023 Plan provides that the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the 2023 Plan is 3,975,000. Additionally, effective May 25, 2023, any remaining unissued shares from the Prior Plan shall be available for the grant of new awards under the 2023 Plan.
The Company recorded approximately $5.7 million and $3.6 million for stock-based compensation in general and administrative expenses on the Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022, respectively, and approximately $10.5 million and $15.7 million for the six months ended June 30, 2023 and 2022, respectively.
Stock Options
The Company recorded approximately $2.3 million and $0.3 million for stock-based compensation related to stock options in general and administrative expenses on the Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022, respectively, and approximately $4.1 million and $4.8 million for the six months ended June 30, 2023 and 2022, respectively.
A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	4,214,617	$16.48
Granted	1,502,768	$17.34
Exercised	(135,101)	$10.07
Forfeited	(818,558)	$19.77
Outstanding at June 30, 2023	4,763,726	$16.37
Exercisable at June 30, 2023	1,231,330	$23.06
The fair value of each stock option award granted during the six months ended June 30, 2023 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Six Months Ended June 30, 2023
Expected term (in years)	4.0 - 6.5
Risk-free interest rate (%)	3.3% - 4.4%
Expected volatility (%)	53.3% - 67.9%
Dividend yield (%)	—
Weighted average grant date fair value per share	$9.05
As of June 30, 2023, there was approximately $18.4 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 2.0 years.
Restricted Stock
The Company recorded approximately $2.8 million and $3.0 million for stock-based compensation related to restricted stock in general and administrative expenses on the Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022, respectively, and approximately $5.6 million and $10.4 million for the six months ended June 30, 2023 and 2022, respectively.
A summary of the restricted stock activity under the Company’s plans for the six months ended June 30, 2023 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	1,994,861	$12.71
Granted	845,735	$17.19
Vested	(451,523)	$14.32
Forfeited	(333,682)	$15.75
Nonvested at June 30, 2023	2,055,391	$13.68

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of June 30, 2023, there was approximately $20.9 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 2.1 years.
Performance-Based Restricted Stock Units
In the second quarter of 2023, the Company granted 305,105 PSUs subject to a market condition to certain of its executives with an aggregated grant date fair value of approximately $6.7 million. The number of shares awarded will be subject to adjustment based on the achievement of a TSR performance target. If the TSR performance target is achieved, the awards will vest at the end of the three-year requisite service period so long as the employee remains employed with the Company through the applicable vesting date. Compensation cost for the PSUs is recognized straight-line over the requisite service period, regardless of when, if ever, the market condition is satisfied.
The Company recognized approximately $0.3 million of stock-based compensation related to the PSUs in general and administrative expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2023, respectively. There were no such amounts for the three and six months ended June 30, 2022.
A summary of the PSU activity under the Company’s plans for the six months ended June 30, 2023 is as follows:

	Number of Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	—	$—
Granted	305,105	$21.83
Vested	—	$—
Forfeited	—	$—
Nonvested at June 30, 2023	305,105	$21.83
The fair value of each PSU granted during the six months ended June 30, 2023 was estimated as of the grant date using a Monte Carlo with the following assumptions:

Six Months Ended June 30, 2023
Expected term (in years)	3.0
Risk-free interest rate (%)	3.6% - 4.0%
Expected volatility (%)	68.4% - 69.9%
Dividend yield (%)	—
Weighted average grant date fair value per share	$21.83
As of June 30, 2023, there was approximately $6.4 million of unrecognized stock-based compensation expense related to PSUs that will be recognized over a weighted-average period of approximately 2.9 years.
Modification of Stock Option and Restricted Stock Awards
In the three months ended June 30, 2023, upon the departure of certain executives from the Company and in accordance with the terms of each of their respective employment agreements, 101,937 previously granted time-based vesting stock option awards and 61,746 previously granted time-based vesting restricted stock awards accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications, and recognized $0.9 million of incremental stock-based compensation which consisted of $0.3 million and $0.6 million for the acceleration of stock option awards and restricted stock awards, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2023.
In the second quarter of 2022, upon the prior Chief Legal Officer’s departure from the Company and in accordance with the terms of the prior Chief Legal Officer’s employment agreement, 41,487 previously granted time-based vesting stock option awards and 76,138 previously granted time-based vesting restricted stock awards accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as a modification, and recognized $2.2 million of incremental stock-based compensation which consisted of $0.3 million and $1.9 million for the acceleration of stock option awards and restricted stock awards, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2022.
In the first quarter of 2022, upon the prior Chief Executive Officer’s departure from the Company and in accordance with the terms of the prior Chief Executive Officer’s separation agreement, 237,960 previously granted time-based vesting stock option

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
awards and 142,302 previously granted time-based vesting restricted stock awards accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as a modification, and recognized $5.9 million of incremental stock-based compensation which consisted of $2.3 million and $3.6 million for the acceleration of stock option awards and restricted stock awards, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the six months ended June 30, 2022. There were no such amounts for the three months ended June 30, 2022.
Note 7. Revenue Recognition
The Company’s two reportable segments for which it recognizes revenue are (1) Clinical Services and (2) Advanced Diagnostics. The Clinical Services segment provides various clinical-testing services related to oncology diagnostics, community-based oncology and pathology sales, patient engagement, and clinical decision support. Functions within the Advanced Diagnostics segment include pharma services, informatics, R&D, and minimal residual disease, liquid biopsy and therapy selection business development.
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
Advanced Diagnostics Revenue
The Company’s Advanced Diagnostics segment generally enters into contracts with pharmaceutical and biotech customers as well as other contract research organizations (“CROs”) to provide research and clinical trial services. Such services also include validation studies and assay development. The Company records revenue on a unit-of-service basis based on the number of units completed towards the satisfaction of a performance obligation. In addition, certain contracts include upfront fees and the revenue for those contracts is recognized over time as services are performed.
Additional offerings within the Advanced Diagnostics portfolio includes Informatics, which involves the licensing of de-identified data to pharmaceutical and biotech customers in the form of either retrospective records or prospective deliveries of data. Informatics revenue is recognized at a point in time upon delivery of retrospective data or over time for prospective data feeds. The Company negotiates billing schedules and payment terms on a contract-by-contract basis, and contract terms generally provide for payments based on a unit-of-service arrangement.
Amounts collected in advance of services being provided are deferred as contract liabilities on the Consolidated Balance Sheets. The associated revenue is recognized and the contract liability is reduced as the contracted services are subsequently performed. Contract assets are established for revenue recognized but not yet billed. These contract assets are reduced once the customer is invoiced and a corresponding receivable is recorded. Additionally, Advanced Diagnostics incurs sales commissions in the process of obtaining contracts with customers. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. For offerings with primarily short-term contracts, such as Informatics, the Company applies the practical expedient which allows costs to obtain a contract to be expensed when incurred, if the amortization period of the assets that would otherwise have been recognized is one year or less. Contract assets and capitalized commissions are included in other current assets and other assets on the Consolidated Balance Sheets.
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
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2023	December 31, 2022
Current contract assets (1)	$810	$1,898
Long-term contract assets (2)	—	31
Total assets	$810	$1,929

Current capitalized commissions (1)	$923	$800
Long-term capitalized commissions (2)	437	715
Total capitalized commissions	$1,360	$1,515

Current contract liabilities	$5,712	$7,557
Long-term contract liabilities (3)	—	19
Total contract liabilities	$5,712	$7,576

(1) Recorded within other current assets on the Consolidated Balance Sheets.
(2) Recorded within other assets on the Consolidated Balance Sheets.
(3) Recorded within other long-term liabilities on the Consolidated Balance Sheets.
Revenue recognized for the three and six months ended June 30, 2023 related to contract liability balances outstanding at the beginning of the period was $1.7 million and $3.5 million, respectively. Revenue recognized for the three and six months ended June 30, 2022 related to contract liability balances outstanding at the beginning of the period was $1.0 million and $4.1 million, respectively. Amortization of capitalized commissions for the three and six months ended June 30, 2023 was $0.3 million and $0.5 million, respectively. Amortization of capitalized commissions for the three and six months ended June 30, 2022 was $0.2 million and $0.3 million, respectively.
Disaggregation of Revenue
The Company considered various factors for both its Clinical Services and Advanced Diagnostics segments in determining appropriate levels of homogeneous data for its disaggregation of revenue; including the nature, amount, timing, and uncertainty of revenue and cash flows. Clinical Services categories align with the types of customers due to similarities of billing method, level of reimbursement, and timing of cash receipts. Unbilled amounts are accrued and allocated to payer categories based on historical experience. In future periods actual billings by payer category may differ from accrued amounts. Advanced Diagnostics relate to contracts with large pharmaceutical and biotech customers as well as other CROs. Because the nature, timing, and uncertainty of revenue and cash flows are similar and primarily driven by individual contract terms Advanced Diagnostics revenue is not further disaggregated.
The following table details the disaggregation of revenue for both the Clinical Services and Advanced Diagnostics Segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Clinical Services
Client direct billing	$83,176	$69,874	$159,999	$134,888
Commercial Insurance	21,695	18,512	43,050	36,800
Medicare and Medicaid	18,196	17,167	34,783	32,632
Self-Pay	89	82	193	106
Total Clinical Services	$123,156	$105,635	$238,025	$204,426
Advanced Diagnostics	23,761	19,437	46,112	37,815
Total Revenue	$146,917	$125,072	$284,137	$242,241

Note 8. Restructuring
In 2022, the Company embarked on a restructuring program to improve execution and drive efficiency across the organization. This program is a framework for identifying, prioritizing and executing operational improvements. Restructuring charges incurred consist of severance and other employee costs, costs for optimizing the Company’s geographic presence (“Facility

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Footprint Optimization”), and consulting and other costs. There were no such charges for the three and six months ended June 30, 2022.
The following table summarizes the changes in the Company’s accrued restructuring balance (in thousands):

	Severance and Other Employee Costs	Facility Footprint Optimization	Consulting and Implementation Costs	Total
Balance as of December 31, 2022	$559	$—	$960	$1,519
Restructuring charges incurred	3,105	913	106	4,124
Impairment of facility related assets	—	560	—	560
Cash payments and other adjustments(1)	(1,285)	(564)	(346)	(2,195)
Balance as of March 31, 2023	$2,379	$909	$720	$4,008
Restructuring charges incurred	1,893	271	581	2,745
Impairment of facility related assets	—	329	—	329
Cash payments and other adjustments(1)	(1,634)	(306)	(1,007)	(2,947)
Balance as of June 30, 2023	$2,638	$1,203	$294	$4,135
Current liabilities				$4,135
Long-term liabilities				—
				$4,135
(1) Other adjustments include non-cash asset charges related to Facility Footprint Optimization costs.
The Company will continue this restructuring program in 2023 and expects to incur additional restructuring charges of approximately $1.2 million. The Company estimates these additional restructuring charges to be comprised of approximately $0.3 million in severance and other employee costs, $0.2 million of Facility Footprint Optimization costs, and $0.7 million of consulting and other costs. The Company’s restructuring activities are expected to be complete by December 31, 2023.

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
A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Cumulative loss in recent years is commonly defined as a three-year cumulative loss position. As of June 30, 2023, all of the Company’s ongoing operations were in a three-year cumulative loss position. Management determined that sufficient objectively verifiable positive evidence did not exist to overcome the negative evidence of the Company’s cumulative loss position. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three and six months ended June 30, 2023, includes the unfavorable impact of a valuation allowance against the Company’s deferred income tax assets expected to be created in 2023 for additional U.S. net operating loss and tax credit carryforwards as well as Switzerland, China and Singapore deferred tax assets. The reversal of U.K. deferred tax liabilities will provide a source of realization to support a portion of the U.K. deferred tax assets, and therefore a partial valuation has been established for those deferred tax assets. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the six months ended June 30, 2023, includes the favorable impact of recognizing the realizable portion of the U.K. benefit.
In August 2023, the Company received notification from the Internal Revenue Service that their review of the examination of the Company’s U.S federal tax return for the tax year ended December 31, 2017 was complete. There were no changes to the reported tax and the notice had no impact to the Consolidated Financial Statements.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following table shows the calculations (in thousands, except net loss per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET LOSS	$(24,331)	$(35,303)	$(55,126)	$(84,711)

Basic weighted average shares outstanding	125,356	124,068	125,192	123,850
Diluted weighted average shares outstanding	125,356	124,068	125,192	123,850

Basic net loss per share	$(0.19)	$(0.28)	$(0.44)	$(0.68)
Diluted net loss per share	$(0.19)	$(0.28)	$(0.44)	$(0.68)

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	574	68	474	332
Restricted stock awards	1,016	52	987	152
2025 Convertible Notes	5,538	5,538	5,538	5,538
2028 Convertible Notes	5,215	5,215	5,215	5,215

In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $29.3 million. The potential effect of the Capped Call Transactions were excluded from the calculation of diluted net loss per share in the three and six months ended June 30, 2023 as the Company’s closing price of $16.07 on June 30, 2023 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net loss per share as they are anti-dilutive.

Note 11. Commitments and Contingencies
Legal Proceedings
On January 20, 2021, Natera, Inc. filed a patent infringement complaint against the Company’s newly-acquired subsidiary Inivata Limited and its subsidiary Inivata, Inc. in U.S. District Court for the district of Delaware, alleging Inivata’s InVisionFirst®-Lung cancer diagnostic test of infringing two patents. Natera then filed a second patent infringement complaint on December 20, 2022 against Inivata Limited and Inivata Inc. alleging that the RaDaR® minimal residual disease test infringes one patent. The litigation is in the discovery stage. On July 31, 2023, Natera, Inc. filed a patent infringement complaint against the Company in the U.S. District Court for the Middle District of North Carolina, alleging that the RaDaR® minimal residual test infringes on two patents. The Company believes that it has good and substantial defenses to the claims alleged in these suits, but there is no guarantee that the Company will prevail. At the time of filing the outcome of these matters are not estimable or probable.
On December 16, 2022, a purported shareholder class action captioned Daniel Goldenberg v. NeoGenomics, Inc., Douglas VanOort, Mark Mallon, Kathryn McKenzie, and William Bonello was filed in the United States District Court for the Southern

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
District of New York, naming the Company and certain of the Company’s current and former officers as defendants. This lawsuit was filed by a stockholder who claims to be suing on behalf of anyone who purchased or otherwise acquired the Company’s securities between February 27, 2020 and April 26, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding the Company’s menu of tests, business operations and compliance with health care laws and regulations. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees and expert fees. On April 27, 2023, a shareholder of the Company filed a shareholder derivative action on behalf of the Company captioned Puskarich v. VanOort, et al. in Clark County Nevada, naming certain of the Company’s current and former officers and directors as defendants. The allegations are substantially similar to the allegations asserted in the Goldenberg action. Substantially similar shareholder derivative actions were subsequently filed in Lee County, Florida and in the United States District Court for the Southern District of New York, captioned Wong v. VanOort, et al. and Mellema v. VanOort, et al., respectively. The Company believes that it has valid defenses to the claims alleged in the lawsuits, but there is no guarantee that the Company will prevail. At the time of filing the outcome of these matters are not estimable or probable.
In April 2023, the Company made an offer to settle a dispute. In July 2023, the matter was settled for an amount which was not material.
Regulatory Matter
With the assistance of outside counsel, the Company voluntarily conducted an internal investigation that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s interactions with regulatory authorities and the Company’s related review of this matter are ongoing. The Company has a reserve of $11.2 million in other long-term liabilities as of June 30, 2023 and December 31, 2022 on the Consolidated Balance Sheets for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the internal investigation and ongoing interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. The Company was notified on June 30, 2022 that the Department of Justice (“DOJ”) will be leading the investigation of this matter. At this time, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, DOJ, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.

Note 12. Related Party Transactions
The Company has Advanced Diagnostics contracts with HOOKIPA Pharma, Inc., an entity with whom a director of the Company, Michael A. Kelly, was a director of until April 7, 2023. In connection with these contracts, the Company recognized $0.2 million of revenue in the Consolidated Statements of Operations for the six months ended June 30, 2023. Revenue recognized in connection with these contracts for the three months ended June 30, 2023 and both the three and six months ended June 30, 2022 was immaterial.

Note 13. Segment Information
The Company has historically reported its activities in two reportable segments; (1) the Clinical Services segment and (2) the Pharma Services segment. In the second quarter of 2023, the Pharma Services segment was rebranded as the Advanced Diagnostics segment.
The financial information reviewed by the CODM includes revenues, cost of revenue, and gross profit for both reportable segments. Assets, operating expenses, loss from operations, and net loss are not presented at the segment level as that information is not used by the CODM. For further details regarding segment reporting, please refer to Note 2. Summary of Significant Accounting Policies.
The following table summarizes the segment information (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
Clinical Services	$123,156	$105,635	$238,025	$204,426
Advanced Diagnostics	23,761	19,437	46,112	37,815
Total revenue	146,917	125,072	284,137	242,241

Cost of revenue:
Clinical Services(1)	71,746	67,035	139,038	132,302
Advanced Diagnostics(2)	15,280	14,091	30,394	27,761
Total cost of revenue	87,026	81,126	169,432	160,063

Gross Profit:
Clinical Services	51,410	38,600	98,987	72,124
Advanced Diagnostics	8,481	5,346	15,718	10,054
Total gross profit	$59,891	$43,946	$114,705	$82,178
(1) Clinical Services cost of revenue for both the three months ended June 30, 2023 and June 30, 2022 includes $4.3 million of amortization of acquired Inivata developed technology intangible assets. Clinical Services cost of revenue for both the six months ended June 30, 2023 and June 30, 2022 includes $8.5 million of amortization of acquired Inivata developed technology intangible assets.
(2) Advanced Diagnostics cost of revenue for both the three months ended June 30, 2023 and June 30, 2022 includes $0.6 million of amortization of acquired Inivata developed technology intangible assets. Advanced Diagnostics cost of revenue for both the six months ended June 30, 2023 and June 30, 2022 includes $1.2 million of amortization of acquired Inivata developed technology intangible assets.

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
As of June 30, 2023, we operated College of American Pathologists (“CAP”) accredited and Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified laboratories in Fort Myers, Florida; Aliso Viejo and San Diego, California; Research Triangle Park, North Carolina; and Houston, Texas; and CAP accredited full-service, sample-processing laboratories in Rolle, Switzerland and China. CAP accreditation is pending in Cambridge, United Kingdom. We also have several, small, non-processing laboratory locations across the United States for providing analysis services. We currently offer the following types of testing services:
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
In addition, we directly serve oncology, dermatology and other clinician practices that prefer to have a direct relationship with a laboratory for cancer-related genetic testing services. We typically serve these types of clients with a comprehensive service offering where we perform both the technical and professional components of the tests ordered. In certain instances, larger clinician practices have begun to internalize pathology interpretation services and our tech-only service offering allows these larger clinician practices to also participate in the diagnostic process by performing the PC interpretation services on TC testing performed by us. In these instances we will typically provide all of the more complex, molecular testing services. The Clinical Services segment also offers Trapelo™, a decision making Informatics tool, to help health care professionals navigate the rapidly evolving field of precision medicine. Trapelo™ is an end-to-end, clinical decision-support platform designed to resolve the complexities of precision oncology – from test ordering to therapy selection to navigating prior authorization.
Advanced Diagnostics Segment
Our Advanced Diagnostics revenue consists of three revenue streams:
•Clinical trials and research;
•Validation laboratory services; and
•Informatics.
Our Advanced Diagnostics segment supports pharmaceutical firms in their drug development programs by supporting various clinical trials and research. This portion of our business often involves working with the pharmaceutical firms (“sponsors”) on study design as well as performing the required testing. Our medical team often advises the sponsor and works closely with them as specimens are received from the enrolled sites. We also work on developing tests that can potentially be used as part of

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a companion diagnostic to determine patients’ response to a particular drug. As studies unfold, our clinical trials team reports the data and often provides key analysis and insights back to the sponsors.
Our Advanced Diagnostics segment provides comprehensive testing services in support of our pharmaceutical clients’ oncology programs from discovery to commercialization. In biomarker discovery, our aim is to help our customers discover the right content. We help our customers develop a biomarker hypothesis by recommending an optimal platform for molecular screening and backing our discovery tools with the informatics to capture meaningful data. In other pre-clinical and non-clinical work, we can use our platforms to characterize markers of interest. Moving from discovery to development, we seek to help our customers refine their biomarker strategy and, if applicable, develop a companion diagnostic pathway using the optimal technology for large-scale clinical trial testing.
Whether serving as the single contract research organization or partnering with one, our Advanced Diagnostics team provides significant technical expertise, working closely with our customers to support each stage of clinical trial development. Each trial we support comes with rapid turnaround time, dedicated project management and quality assurance oversight. We have experience in supporting submissions to the Federal Drug Administration (“FDA”) for companion diagnostics. Our Advanced Diagnostics strategy is focused on helping to bring more effective oncology treatments to market through providing world-class laboratory services in oncology to key pharmaceutical companies in the industry.
We believe that we are well positioned to service pharmaceutical sponsors across the full continuum of the drug development process. Our Advanced Diagnostics team can work with these sponsors during the basic research and development phase as compounds come out of translational research departments, as well as work with clients from Phase I, Phase II and Phase III clinical trials as the sponsors work to demonstrate the efficacy of their drugs. The laboratory biomarker tests that are developed during this process may become companion diagnostic (“CDx”) tests, that will be used on patients to determine if they could respond to a certain therapy. We are able to offer these CDx tests to the market immediately after FDA approval as part of our Day 1 readiness program. This ability helps to speed the commercialization of a drug and can enable pharmaceutical sponsors to reach patients through our broad distribution channel in the Clinical Services segment.
We are committed to connecting patients with life-altering therapies and trials. In carrying out these commitments, we aim to provide transparency and choice to patients regarding the handling and use of their data through our Notice of Privacy Practices, and have invested in leading technologies to secure the data we maintain. We are continuing to develop and broaden our informatics and data-related tools to leverage our unique market position and oncology expertise to help our stakeholders solve real-world problems such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers.
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
Accelerate Advanced Diagnostics
•Execute clinical RaDaR® (MRD) launch;
•Launch Neo Comprehensive, new NGS offering;
•Continue to improve Advanced Diagnostics growth and profitability; and
•Focus on enterprise data strategy.
Improve Profitability
•Increase productivity and efficiency;
•Manage general and administrative spend;
•Focused investments; and
•Prioritize revenue cycle management.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Competitive Strengths
We believe the following areas are competitive differentiators:
Turnaround Times
We consistently focus on improving turnaround times for test results to our clients nationwide in the Clinical Services segment. By providing information to our clients in a timely manner, physicians can begin treating their patients as soon as possible. Timeliness of results by our Clinical Services segment is a driver of additional testing requests by referring physicians. Turnaround times allow for the performance of other adjunctive tests within an acceptable diagnosis window in order to augment or confirm results and more fully inform treatment options. Additionally, we believe that our rapid turnaround time on testing and our project milestones are a key factor in our Advanced Diagnostics segment.
Innovative Service Offerings
We believe we currently have one of the most extensive menu of tech-only FISH services in the country as well as extensive and advanced tech-only flow cytometry and IHC testing services. These types of testing services allow the professional interpretation component of a test to be performed and billed separately by our physician clients. Our tech-only services are designed to give pathologists the option to choose, on a case by case basis, whether they want to order only the technical component of testing so they can perform the professional interpretation, or order “global” services and receive a comprehensive test report which includes a NeoGenomics pathologist’s interpretation of the test results. Our clients appreciate the flexibility to access NeoGenomics’ medical staff for difficult or complex cases or when they are otherwise unavailable to perform professional interpretations.
We offer a comprehensive suite of technical and professional interpretation services to meet the needs of clients who are not credentialed and/or trained in interpreting various testing modalities and who require our pathology specialists to interpret their testing results. In our global service offerings, our lab performs the technical component of testing and our MDs and PhDs provide the professional component of testing by interpreting the results of those tests. Our professional staff is also available for post-test consultative services. Clients using our global service offering rely on the expertise of our medical team to give them the answers they need in a timely manner to help inform their diagnoses and treatment decisions.
Our Molecular and NGS test menus provide clients with the ability to order single gene molecular tests, targeted NeoTYPE panels that include the relevant actionable genes for a particular cancer type as well as large NGS panels. Our Advanced Diagnostics segment offers a full range of sequencing testing including whole exome and whole genome sequencing.
National Direct Sales Force
Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales team for the clinical cancer testing services is organized into nine regions – Northeast, Northwest, Mid-Atlantic, South, Southeast, Southwest, West, Great Lakes, and South Central. Our sales team will be focused on end-to-end client experience as a growth driver. Our Advanced Diagnostics segment has a dedicated team of business development specialists who are experienced in working with pharmaceutical sponsors and helping them with the testing needs of their research and development projects as well as Phase I, II and III studies. These sales representatives utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated the key customer care functionality within our Laboratory Information Services (“LIS”) into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions. Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIS and CRM. Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up. Our sales force educates clients on new test offerings and their proper utilization and our representatives are often seen as trusted advisors by our clients.
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
In our Advanced Diagnostics segment, we enter into both short-term and long-term contracts, ranging from one month to several years. While the volume of this testing is not as directly affected by seasonality as described above, the testing volume does vary based on the terms of the contract. Our volumes are often based on how quickly sponsors can get patient enrollees for their trials and seasonality can impact how quickly patients are enrolled. Many of our long-term contracts contain specific

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

performance obligations where the testing is performed on a specific schedule. In addition, this results in backlog that can be significant and highly dependent on clinical trial enrollment, which continues to recover from the slowdown experienced due to the COVID-19 pandemic.
Results of Operations for the Three and Six Months Ended June 30, 2023 as Compared to the Three and Six Months Ended June 30, 2022
Clinical and Advanced Diagnostics net revenues for the periods presented are as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net revenue:
Clinical Services	$123,156	$105,635	$17,521	16.6%	$238,025	$204,426	$33,599	16.4%
Advanced Diagnostics	23,761	19,437	4,324	22.2%	46,112	37,815	8,297	21.9%
Total revenue	$146,917	$125,072	$21,845	17.5%	$284,137	$242,241	$41,896	17.3%
Revenue
Consolidated revenues increased $21.8 million, or 17.5%, year-over-year.
Clinical Services revenue for the three and six months ended June 30, 2023 increased $17.5 million and $33.6 million, respectively, when compared to the same periods in 2022. The increase in Clinical Services revenue reflects an increase in clinical testing volume, a more favorable test mix and an increase in average unit price due to strategic reimbursement and pricing initiatives.
Advanced Diagnostics revenue for the three and six months ended June 30, 2023 increased $4.3 million and $8.3 million, respectively, compared to the same periods in 2022 due to the timing of project activity.
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
The consolidated cost of revenue and gross profit metrics are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2023	2022	% Change	2023	2022	% Change
Cost of revenue:
Clinical Services(1)	$71,746	$67,035	7.0%	$139,038	$132,302	5.1%
Advanced Diagnostics(2)	15,280	14,091	8.4%	30,394	27,761	9.5%
Total cost of revenue	$87,026	$81,126	7.3%	$169,432	$160,063	5.9%
Cost of revenue as a % of revenue	59.2%	64.9%		59.6%	66.1%

Gross profit:
Clinical Services	$51,410	$38,600	33.2%	$98,987	$72,124	37.2%
Advanced Diagnostics	8,481	5,346	58.6%	15,718	10,054	56.3%
Total gross profit	$59,891	$43,946	36.3%	$114,705	$82,178	39.6%
Gross profit margin	40.8%	35.1%		40.4%	33.9%
(1) Clinical Services cost of revenue for both the three months ended June 30, 2023 and June 30, 2022 includes $4.3 million of amortization of acquired Inivata developed technology intangible assets. Clinical Services cost of revenue for the six months ended June 30, 2023 and June 30, 2022 includes $8.5 million of amortization of acquired Inivata developed technology intangible assets.
(2) Advanced Diagnostics cost of revenue for both the three months ended June 30, 2023 and June 30, 2022 includes $0.6 million of amortization of acquired Inivata developed technology intangible assets. Advanced Diagnostics cost of revenue for the six months ended June 30, 2023 and June 30, 2022 includes $1.2 million of amortization of acquired Inivata developed technology intangible assets.
Consolidated cost of revenue increased 7.3% and 5.9% for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022. For the three months ended June 30, 2023 this increase was primarily due to an increase

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in supplies expense and higher payroll and payroll-related costs partially offset by a decrease in shipping costs and facilities expense. For the six months ended June 30, 2023 this increase was due to an increase in supplies expense and higher payroll and payroll-related costs partially offset by a decrease in professional fees and facilities expenses.
Gross profit margin for the three and six months ended June 30, 2023 was 40.8% and 40.4%, respectively, compared to 35.1% and 33.9%, respectively, in the same periods of 2022. The increases of 5.7% and 6.5% for the three and six months ended June 30, 2023, respectively, were primarily related to increases in revenue offset by an increase in supplies expense and higher payroll and payroll-related costs.
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
Consolidated general and administrative expenses are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
General and administrative	$60,308	$57,951	$2,357	4.1%	$121,857	$124,199	$(2,342)	(1.9)%
As a % of revenue	41.0%	46.4%			42.9%	51.3%
General and administrative expenses increased $2.4 million for the three months ended June 30, 2023, when compared to the same period in 2022. This increase was partially due to a $2.1 million increase in incremental non-cash stock-based compensation expense. In addition, there was a net increase in cash-based payroll and payroll-related expenses of $1.2 million, an increase in insurance expense of $0.6 million, and increase in depreciation expense of $0.6 million, and an increase in travel expenses of $0.5 million. These increases were partially offset by a decrease in professional fees of $2.0 million, a decrease in recruiting expense of $0.8 million and a decrease in facilities expense of $0.5 million.
General and administrative expenses decreased $2.3 million for the six months ended June 30, 2023, when compared to the same period in 2022. This decrease was partially due to a net decrease of $5.3 million in incremental non-cash stock-based compensation expense. In addition, there was a decrease in professional fees of $3.4 million, a decrease in recruiting expenses of $1.8 million, and a decrease in facilities expenses of $0.6 million. These decreases were partially offset by a net increase in cash-based payroll and payroll-related expenses of $2.6 million, an increase in depreciation expense of $1.1 million, an increase in insurance expense of $0.8 million, an increase in travel expenses of $0.8 million, an increase in technology expense of $0.7 million and an increase in amortization expense of $0.6 million. In addition, the first quarter of 2022 included a gain on sale of assets held for sale of $2.0 million.
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, including payroll and payroll-related costs, maintenance of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Research and development	$7,502	$8,626	$(1,124)	(13.0)%	$14,897	$16,339	$(1,442)	(8.8)%
As a % of revenue	5.1%	6.9%			5.2%	6.7%

Research and development expenses decreased $1.1 million and $1.4 million for the three and six months ended June 30, 2023 when compared to the same periods in 2022 primarily due to a decrease in payroll and payroll-related costs and professional fees.
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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Sales and marketing	$18,901	$17,071	$1,830	10.7%	$35,160	$33,370	$1,790	5.4%
As a % of revenue	12.9%	13.6%			12.4%	13.8%

Sales and marketing expenses increased $1.8 million for both the three and six months ended June 30, 2023 when compared to the same periods in 2022. These increases primarily reflect an increase in sales commissions, other payroll-related costs and travel expenses partially offset by a decrease in professional fees.
We expect higher commissions expense in the coming quarters as our sales representatives generate new business in our business segments. We expect our sales and marketing expenses over the long term to align with changes in revenue and we continue to evaluate the effectiveness of our incentive compensation plans.
Restructuring charges
Consolidated restructuring charges for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Restructuring charges	$3,074	$—	$3,074	100.0%	$7,758	$—	$7,758	100.0%
As a % of revenue	2.1%	—%			2.7%	—%
Restructuring charges relate to a restructuring program to improve execution and drive efficiency across the organization. Restructuring charges consist of severance and other employee costs, costs for optimizing our geographic presence, and consulting and other costs.
For the three and six months ended June 30, 2023, we recorded $3.1 million and $7.8 million of restructuring charges, respectively. For the three months ended June 30, 2023, these charges were comprised of $1.9 million in severance and other employee costs, $0.6 million in Facility Footprint Optimization costs, and $0.6 million of consulting and other costs. For the six months ended June 30, 2023, these charges were comprised of $5.0 million in severance and other employee costs, $2.1 million in Facility Footprint Optimization costs, and $0.7 million of consulting and other costs. There were no such amounts recorded for the three or six months ended June 30, 2022. We will continue this restructuring program in 2023 and expect to incur additional restructuring charges of approximately $1.2 million. Our restructuring activities are expected to be complete by December 31, 2023.
Interest (Income) Expense, Net
Interest (income) expense, net, for the periods presented is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest (income) expense, net	$(2,524)	$926	$(3,450)	(372.6)%	$(3,991)	$2,227	$(6,218)	(279.2)%
As a % of revenue	(1.7)%	0.7%			(1.4)%	0.9%
Interest (income) expense, net, was income of $2.5 million and $4.0 million for the three and six months ended June 30, 2023, respectively, compared to expense of $0.9 million and $2.2 million for the same periods in 2022. Interest income includes interest earned on funds held in our cash equivalent and marketable securities accounts. Interest expense reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest expense on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually. Interest expense also includes amortization related to our fixed income investments. The increase in interest (income) expense, net, for the three and six months ended June 30, 2023 was due to the higher interest rate environment experienced when compared to the same periods in 2022.
For further details regarding our investments in marketable securities and the convertible notes, please refer to Note 3. Fair Value Measurements and Note 5. Debt, respectively, in the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Loss Per Share
The following table provides consolidated net loss for each period along with the computation of basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except net loss per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET LOSS	$(24,331)	$(35,303)	$(55,126)	$(84,711)

Basic weighted average shares outstanding	125,356	124,068	125,192	123,850
Diluted weighted average shares outstanding	125,356	124,068	125,192	123,850

Basic net loss per share	$(0.19)	$(0.28)	$(0.44)	$(0.68)
Diluted net loss per share	$(0.19)	$(0.28)	$(0.44)	$(0.68)

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
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
We define “Adjusted EBITDA” as net (loss) income from continuing operations before: (i) interest (income) expense, net, (ii) tax (benefit) or expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation expense, and, if applicable in a reporting period, (v) acquisition and integration related expenses, (vi) restructuring costs, and (vii) other significant or non-operating (income) or expenses, net.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss (GAAP)	$(24,331)	$(35,303)	$(55,126)	$(84,711)
Adjustments to net loss:
Interest (income) expense, net	(2,524)	926	(3,991)	2,227
Income tax benefit	(2,309)	(5,730)	(5,234)	(9,483)
Depreciation	9,475	8,526	18,523	16,921
Amortization of intangibles	8,783	8,490	17,566	16,980
EBITDA (non-GAAP)	$(10,906)	$(23,091)	$(28,262)	$(58,066)
Further adjustments to EBITDA:
Acquisition and integration related expenses	—	1,252	—	2,282
Non-cash stock-based compensation expense	5,705	3,626	10,463	15,729
Restructuring charges	3,074	—	7,758	—
Other significant (income) expenses, net(1)	76	1,940	874	4,771
Adjusted EBITDA (non-GAAP)	$(2,051)	$(16,273)	$(9,167)	$(35,284)
(1) For the three months ended June 30, 2023, other significant (income) expenses, net, includes fees related to a regulatory matter and other non-recurring items. For the three months ended June 30, 2022, other significant (income) expenses, net, includes fees related to a regulatory matter, moving costs, and other non-recurring items. For the six months ended June 30, 2023, other significant (income) expenses, net, includes CEO transition costs, fees related to a regulatory matter and other non-recurring items. For the six months ended June 30, 2022, other significant (income) expenses, net, includes a gain on the sale of a building, fees related to a regulatory matter, CEO transition costs, moving costs, and other non-recurring items.

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the six months ended June 30, 2023 and 2022 as well balances of cash and cash equivalents and working capital:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(14,240)	$(46,036)
Investing activities	38,691	$5,778
Financing activities	1,443	$7,068
Net change in cash and cash equivalents	25,894	(33,190)
Cash and cash equivalents, beginning of period	$263,180	$316,827
Cash and cash equivalents, end of period	$289,074	$283,637
Working Capital (1), end of period	$489,872	$539,590
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
Cash used in operating activities during the six months ended June 30, 2023 was $14.2 million compared to $46.0 million in the same period in 2022. This $31.8 million decrease was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, and other non-cash charges) which resulted in $28.3 million of lower cash used by operating activities year-over-year, as well as a $3.5 million decrease in cash used resulting from net changes in operating assets and liabilities. The decrease in cash used related to our operating activities was primarily driven by an improvement in gross profit of $32.5 million. In addition, timing of cash receipts and cash payments in the ordinary course of business caused operating cash flow to fluctuate from period to period.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows from Investing Activities
During the six months ended June 30, 2023, cash provided by investing activities was $38.7 million compared to $5.8 million in the same period in 2022. This change was primarily due to a $49.6 million decrease in purchases of marketable securities, partially offset by a decrease in proceeds from sales and maturities of marketable securities of $5.7 million. In addition the six months ended June 30, 2022 included $12.1 million of net proceeds from the sale of a building and associated land.
Cash Flows from Financing Activities
During the six months ended June 30, 2023, cash provided by financing activities was $1.4 million compared to $7.1 million in the same period in 2022. The cash provided by financing activities during the six months ended June 30, 2023 consisted of $1.5 million for the net issuance of common stock offset by $0.1 million used for the repayment of equipment financing obligations. The primary reason for the decrease in cash provided by financing activities year-over-year was the timing of cash payments for stock option exercises which can fluctuate from period to period.
Liquidity Outlook
We had $289.1 million in unrestricted cash and cash equivalents as of June 30, 2023 in addition to $120.3 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities and cash collections are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital and capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2023 will be in the range of $30.0 million to $40.0 million. During the six months ended June 30, 2023, we purchased, with cash, approximately $17.5 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash and financing.
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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on June 30, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we do not believe that we have a material financial market risk exposure and do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. While we believe our marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None for the quarterly period ended June 30, 2023 that have not previously been included in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	37,697	$16.59	—	—
May 1, 2023 - May 31, 2023	5,349	$14.63	—	—
June 1, 2023 - June 30, 2023	49,233	$16.75	—	—
Total	92,279		—	—

(1) Effective May 25, 2023, the Company adopted the NeoGenomics, Inc. 2023 Equity Incentive Plan (the “2023 Plan”) as approved by the Board of Directors on March 28, 2023 and a majority of the Company’s stockholders on May 25, 2023. The 2023 Plan replaced the NeoGenomics, Inc. Amended and Restated Equity Incentive Plan, as most recently amended and subsequently approved by a majority of stockholders on May 25, 2017 (the “Prior Plan”). Both the 2023 Plan and the Prior Plan allow participants to surrender already-owned shares having a fair market value equal to the required withholding tax related to the vesting of restricted stock. Pursuant to a share withholding election made by participants in connection with the vesting of such awards, all of which were outside of a publicly-announced repurchase plan, we acquired from such participants the shares noted in the table above to satisfy tax withholding obligations related to the vesting of their restricted stock. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Location

10.1*	NeoGenomics, Inc. 2023 Equity Incentive Plan.	Incorporated by reference as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A as filed on April 7, 2023.

10.2*	Form of PSU Agreement under the NeoGenomics, Inc. Amended and Restated Equity Incentive Plan.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 17, 2023.

10.3*	Amendment to Employment Agreement, effective May 12, 2023, by and between NeoGenomics, Inc. and Melody Harris.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 17, 2023.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Provided herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith.

104	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101)	Provided herewith.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2023	NEOGENOMICS, INC.

	By:	/s/ Christopher M. Smith
	Name:	Christopher M. Smith
	Title:	Director and Chief Executive Officer

	By:	/s/ Jeffrey S. Sherman
	Name:	Jeffrey S. Sherman
	Title:	Chief Financial Officer