Form 10-Q
period 2023-09-30
NEOGENOMICS INC
filed 2023-11-06
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of November 2, 2023, the registrant had 127,465,820 shares of Common Stock, par value $0.001 per share outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$306,239	$263,180
Marketable securities, at fair value	96,025	174,809
Accounts receivable, net	132,640	119,711
Inventories	24,053	24,277
Prepaid assets	18,676	15,237
Other current assets	9,317	8,077
Total current assets	586,950	605,291
Property and equipment (net of accumulated depreciation of $154,840 and $131,930, respectively)	94,517	102,499
Operating lease right-of-use assets	87,131	96,109
Intangible assets, net	381,910	408,260
Goodwill	522,766	522,766
Other assets	4,967	5,109
Total non-current assets	1,091,291	1,134,743
Total assets	$1,678,241	$1,740,034
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,819	$20,510
Accrued compensation	47,594	40,141
Accrued expenses and other liabilities	18,679	15,070
Current portion of equipment financing obligations	4	70
Current portion of operating lease liabilities	6,213	6,584
Contract liabilities	3,617	7,557
Total current liabilities	92,926	89,932
Long-term liabilities
Convertible senior notes, net	537,475	535,322
Operating lease liabilities	62,007	68,952
Deferred income tax liabilities, net	25,370	34,750
Other long-term liabilities	13,035	13,055
Total long-term liabilities	637,887	652,079
Total liabilities	$730,813	$742,011
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 127,261,476 and 126,913,992 shares issued and outstanding, respectively)	$127	$127
Additional paid-in capital	1,181,876	1,160,882
Accumulated other comprehensive loss	(1,846)	(3,899)
Accumulated deficit	(232,729)	(159,087)
Total stockholders’ equity	$947,428	$998,023
Total liabilities and stockholders’ equity	$1,678,241	$1,740,034
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET REVENUE
Clinical Services	$127,553	$106,162	$365,578	$310,588
Advanced Diagnostics	24,401	22,620	70,513	60,435
Total net revenue	151,954	128,782	436,091	371,023

COST OF REVENUE	89,643	79,889	259,075	239,952

GROSS PROFIT	62,311	48,893	177,016	131,071
Operating expenses:
General and administrative	61,486	64,282	183,343	188,481
Research and development	5,285	7,312	20,182	23,651
Sales and marketing	17,610	16,809	52,770	50,179
Restructuring charges	2,125	—	9,883	—
Total operating expenses	86,506	88,403	266,178	262,311
LOSS FROM OPERATIONS	(24,195)	(39,510)	(89,162)	(131,240)
Interest (income) expense, net	(2,840)	139	(6,831)	2,366
Other expense (income), net	96	(25)	(520)	212
Loss before taxes	(21,451)	(39,624)	(81,811)	(133,818)
Income tax benefit	(2,935)	(2,772)	(8,169)	(12,255)
NET LOSS	$(18,516)	$(36,852)	$(73,642)	$(121,563)

NET LOSS PER SHARE
Basic	$(0.15)	$(0.30)	$(0.59)	$(0.98)
Diluted	$(0.15)	$(0.30)	$(0.59)	$(0.98)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	125,687	124,425	125,358	124,055
Diluted	125,687	124,425	125,358	124,055
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET LOSS	$(18,516)	$(36,852)	$(73,642)	$(121,563)

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gain (loss) on marketable securities, net of tax	726	(1,048)	2,053	(4,466)
Total other comprehensive income (loss), net of tax	726	(1,048)	2,053	(4,466)
COMPREHENSIVE LOSS	$(17,790)	$(37,900)	$(71,589)	$(126,029)
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2022	126,913,992	$127	$1,160,882	$(3,899)	$(159,087)	$998,023
Issuance of common stock for ESPP	96,733	—	811	—	—	811
Issuance of restricted stock, net of forfeitures	114,738	—	(147)	—	—	(147)
Issuance of common stock for stock options	75,028	—	751	—	—	751
Stock issuance fees and expenses	—	—	(4)	—	—	(4)
Stock-based compensation expense - ESPP	—	—	275	—	—	275
Stock-based compensation expense - options and restricted stock	—	—	4,483	—	—	4,483
Net unrealized gain on marketable securities, net of tax	—	—	—	1,065	—	1,065
Net loss	—	—	—	—	(30,795)	(30,795)
Balance, March 31, 2023	127,200,491	$127	$1,167,051	$(2,834)	$(189,882)	$974,462
Issuance for common stock for ESPP	78,302	—	1,029	—	—	1,029
Issuance of restricted stock, net of forfeitures	(194,448)	—	(1,527)	—	—	(1,527)
Issuance of common stock for stock options	60,073	—	610	—	—	610
Stock issuance fees and expenses	—	—	(18)	—	—	(18)
Stock-based compensation expense - ESPP	—	—	255	—	—	255
Stock-based compensation expense - options and restricted stock	—	—	5,450	—	—	5,450
Net unrealized gain on marketable securities, net of tax	—	—	—	262	—	262
Net loss	—	—	—	—	(24,331)	(24,331)
Balance, June 30, 2023	127,144,418	$127	$1,172,850	$(2,572)	$(214,213)	$956,192
Issuance for common stock for ESPP	64,785	—	863	—	—	863
Issuance of restricted stock, net of forfeitures	(35,670)	—	(41)	—	—	(41)
Issuance of common stock for stock options	87,943	—	1,026	—	—	1,026
Stock issuance fees and expenses	—	—	(1)	—	—	(1)
Stock-based compensation expense - ESPP	—	—	279	—	—	279
Stock-based compensation expense - options and restricted stock	—	—	6,900	—	—	6,900
Net unrealized gain on marketable securities, net of tax	—	—	—	726	—	726
Net loss	—	—	—	—	(18,516)	(18,516)
Balance, September 30, 2023	127,261,476	$127	$1,181,876	$(1,846)	$(232,729)	$947,428

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2021	124,107,500	$124	$1,123,628	$(638)	$(14,837)	$1,108,277
Issuance of common stock for ESPP	47,853	—	971	—	—	971
Issuance of restricted stock, net of forfeitures	100,253	—	(1,049)	—	—	(1,049)
Issuance of common stock for stock options	466,609	1	6,479	—	—	6,480
Stock-based compensation expense - ESPP	—	—	249	—	—	249
Stock-based compensation expense - options and restricted stock	—	—	11,855	—	—	11,855
Net unrealized loss on marketable securities, net of tax	—	—	—	(2,371)	—	(2,371)
Net loss	—	—	—	—	(49,408)	(49,408)
Balance, March 31, 2022	124,722,215	$125	$1,142,133	$(3,009)	$(64,245)	$1,075,004
Issuance of common stock for ESPP	89,374	—	807	—	—	807
Issuance of restricted stock, net of forfeitures	773,010	1	(311)	—	—	(310)
Issuance of common stock for stock options	94,974	—	743	—	—	743
Stock-based compensation expense - ESPP	—	—	293	—	—	293
Stock-based compensation expense - options and restricted stock	—	—	3,332	—	—	3,332
Net unrealized loss on marketable securities, net of tax	—	—	—	(1,047)	—	(1,047)
Net loss	—	—	—	—	(35,303)	(35,303)
Balance, June 30, 2022	125,679,573	$126	$1,146,997	$(4,056)	$(99,548)	$1,043,519
Issuance for common stock for ESPP	150,585	—	1,133	—	—	1,133
Issuance of restricted stock, net of forfeitures	493,907	1	(6)	—	—	(5)
Issuance of common stock for stock options	237,972	—	1,961	—	—	1,961
Stock-based compensation expense - ESPP	—	—	257	—	—	257
Stock-based compensation expense - options and restricted stock	—	—	4,023	—	—	4,023
Net unrealized loss on marketable securities, net of tax	—	—	—	(1,048)	—	(1,048)
Net loss	—	—	—	—	(36,852)	(36,852)
Balance, September 30, 2022	126,562,037	$127	$1,154,365	$(5,104)	$(136,400)	$1,012,988
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,642)	$(121,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,872	25,894
Amortization of intangibles	26,350	25,470
Non-cash stock-based compensation	17,643	20,009
Non-cash operating lease expense	6,860	7,375
Amortization of convertible debt discount	2,015	1,989
Amortization of debt issuance costs	139	136
Loss on disposal of assets, net	334	3,066
Impairment of assets	1,703	—
Gain on sale of assets held for sale	—	(2,048)
Other adjustments	122	1,428
Changes in assets and liabilities, net
Accounts receivable, net	(12,928)	136
Inventories	(252)	(403)
Prepaid and other assets	(5,165)	(3,605)
Operating lease liabilities	(5,871)	(7,086)
Deferred income tax liabilities, net	(9,380)	(12,781)
Accrued compensation	7,453	(313)
Accounts payable and other liabilities	(2,990)	(12)
Net cash used in operating activities	(19,737)	(62,308)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(6,756)	(73,973)
Proceeds from maturities of marketable securities	87,963	89,812
Purchases of property and equipment	(21,695)	(26,357)
Proceeds from assets held for sale	—	12,098
Net cash provided by investing activities	59,512	1,580
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing obligations	(66)	(706)
Issuance of common stock, net	3,350	10,733
Net cash provided by financing activities	3,284	10,027
Net change in cash and cash equivalents	43,059	(50,701)
Cash and cash equivalents, beginning of period	263,180	316,827
Cash and cash equivalents, end of period	$306,239	$266,126

Supplemental disclosure of cash flow information:
Interest paid	$2,121	$2,145
Income taxes paid, net	$175	$155
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$636	$1,144

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
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel in the Clinical Services segment. Advertising costs are expensed at the time they are incurred and were immaterial for the three and nine months ended September 30, 2023 and 2022.
Stock-based Compensation
In the second quarter of 2023, the Company began granting performance stock units (“PSUs”) subject to a market condition to certain of its executives as part of its executive compensation program. The number of shares awarded will be subject to adjustment based on the achievement of an absolute total shareholder return (“TSR”) performance target. If the TSR

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
performance target is achieved, the awards will vest at the end of the three-year requisite service period so long as the employee remains employed with the Company through the applicable vesting date.
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
Risk-free Interest Rate: The risk-free interest rate used in the Black-Scholes model is based on the implied yield at the grant date of the U.S. Treasury zero-coupon issue with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero-coupon interest rate is quoted, the Company uses the nearest interest rate from available maturities.
Expected Stock Price Volatility: The Company uses its own historical weekly volatility because that is more reflective of market conditions.
Dividend Yield: Because the Company has never paid a dividend and does not expect to begin doing so in the foreseeable future, the Company assumed no dividend yield in valuing the stock-based awards.
The fair value of the PSUs granted during the nine months ended September 30, 2023 was estimated as of the grant date using the Monte Carlo, which requires management to make assumptions regarding risk-free interest rates and volatility of the Company’s stock price. The Monte Carlo incorporates the same assumptions as Black-Scholes as to stock price volatility, the risk-free interest rate and dividend yield. The Company utilized the expected life of the PSUs for the expected term of the award, as the vesting term and contractual term of the awards are identical.
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
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of September 30, 2023 and December 31, 2022.

	September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$25,850	$—	$(175)	$25,675
Yankee bonds	2,605	—	(37)	2,568
Agency bonds	6,041	—	(98)	5,943
Municipal bonds	12,731	—	(828)	11,903
Commercial paper	2,973	—	—	2,973
Asset-backed securities	9,235	—	(90)	9,145
Corporate bonds	38,977	—	(1,159)	37,818
Total	$98,412	$—	$(2,387)	$96,025

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

The Company had $1.6 million and $0.9 million of accrued interest receivable at September 30, 2023 and December 31, 2022, respectively, included in other current assets on its Consolidated Balance Sheets related to its marketable securities. There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2023. Realized gains or losses for the three and nine months ended September 30, 2022 were immaterial.
The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at September 30, 2023 and December 31, 2022.

	September 30, 2023
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$25,675	$—	$—	$25,675
Yankee bonds	2,568	—	—	2,568
Agency bonds	3,572	2,371	—	5,943
Municipal bonds	2,962	8,941	—	11,903
Commercial paper	2,973	—	—	2,973
Asset-backed securities	9,145	—	—	9,145
Corporate bonds	25,210	12,608	—	37,818
Total	$72,105	$23,920	$—	$96,025

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

The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of September 30, 2023 and December 31, 2022.

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$299,539	$—	$—	$299,539
Marketable securities:
U.S. Treasury securities	25,675	—	—	25,675
Yankee bonds	2,568	—	—	2,568
Agency bonds	5,943	—	—	5,943
Municipal bonds	11,903	—	—	11,903
Commercial paper	—	2,973	—	2,973
Asset-backed securities	—	9,145	—	9,145
Corporate bonds	—	37,818	—	37,818
Total	$345,628	$49,936	$—	$395,564

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

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and nine months ended September 30, 2023 and September 30, 2022.
The carrying value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, are considered reasonable estimates of their respective fair values at September 30, 2023 and December 31, 2022 due to their short-term nature.

Note 4. Goodwill and Intangible Assets
The following table summarizes the carrying amounts of goodwill by segment at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Clinical Services	$458,782	$458,782
Advanced Diagnostics	63,984	63,984
Total	$522,766	$522,766

Intangible assets consisted of the following (in thousands):

		September 30, 2023
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$63,062	$80,039
Developed Technology	10 - 15	310,226	49,108	261,118
Marketing Assets	4	549	342	207
Trademarks	15	31,473	4,797	26,676
Trade Name	2.5	2,584	2,161	423
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$119,470	$381,910

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

The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarizes the amortization expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of intangibles included in cost of revenue	$4,853	$4,853	$14,560	$14,559
Amortization of intangibles included in general and administrative expenses	3,931	3,637	11,790	10,911
Total amortization of intangibles	$8,784	$8,490	$26,350	$25,470
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of September 30, 2023 is as follows (in thousands):

Remainder of 2023	$8,783
2024	33,447
2025	33,343
2026	33,308
2027	32,758
Thereafter	226,824
Total	$368,463

Note 5. Debt
2028 Convertible Senior Notes
On January 11, 2021, the Company completed the sale of $345.0 million of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2023. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the third quarter of 2023. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2023. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the fourth quarter of 2023. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $12.30 on September 29, 2023.
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2023. The interest expense recognized on the 2028 Convertible Notes includes $0.6 million, $1.1 million and $26,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2023. The interest expense

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2022. The interest expense recognized on the 2028 Convertible Notes includes $0.7 million, $1.1 million and $25,300 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2022. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
At September 30, 2023, the estimated fair values (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $245.8 million. At December 31, 2022, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $218.2 million.
2025 Convertible Senior Notes
On May 4, 2020, the Company completed the sale of $201.3 million of Convertible Senior Notes with a stated interest rate of 1.25% and a maturity date of May 1, 2025 (the “2025 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2023. Based on the terms of the 2025 Convertible Notes, the holders could not have converted all or a portion of their 2025 Convertible Notes in the third quarter of 2023. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2023. Based on the terms of the 2025 Convertible Notes, the holders cannot convert all or a portion of their 2025 Convertible Notes in the fourth quarter of 2023. The value of the 2025 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $12.30 on September 29, 2023.
The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $37,900 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2023. The interest expense recognized on the 2025 Convertible Notes includes $1.9 million, $0.9 million and $0.1 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2023. The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $37,200 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2022. The interest expense recognized on the 2025 Convertible Notes includes $1.9 million, $0.9 million and $0.1 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2022. The effective interest rate on the 2025 Convertible Notes is 1.96%, which includes the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
At September 30, 2023, the estimated fair values (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $187.3 million. At December 31, 2022, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $169.6 million.

Note 6. Stock-Based Compensation
Equity Incentive Plan
Effective May 25, 2023, the Company adopted the NeoGenomics, Inc. 2023 Equity Incentive Plan (the “2023 Plan”) as approved by the Board of Directors on March 28, 2023 and the Company’s stockholders on May 25, 2023. The 2023 Plan replaced the NeoGenomics, Inc. Amended and Restated Equity Incentive Plan, as most recently amended and subsequently approved by the stockholders on May 25, 2017 (the “Prior Plan”). The 2023 Plan allows for the award of equity incentives including stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, and other stock-based awards to certain employees, directors, or officers of, or key non-employee advisers or consultants, including contracted physicians to the Company or its subsidiaries. The 2023 Plan provides that the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the 2023 Plan is 3,975,000. Additionally, effective May 25, 2023, any remaining unissued shares from the Prior Plan are available for the grant of new awards under the 2023 Plan.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company recorded approximately $7.2 million and $4.3 million for stock-based compensation in general and administrative expenses on the Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022, respectively, and approximately $17.6 million and $20.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Stock Options
The Company recorded approximately $3.0 million and $1.6 million for stock-based compensation related to stock options in general and administrative expenses on the Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022, respectively, and approximately $7.0 million and $6.4 million for the nine months ended September 30, 2023 and 2022, respectively.
A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	4,214,617	$16.48
Granted	1,644,070	$17.17
Exercised	(223,044)	$10.70
Forfeited	(1,142,470)	$21.11
Outstanding at September 30, 2023	4,493,173	$15.84
Exercisable at September 30, 2023	1,126,578	$21.05
The fair value of each stock option award granted during the nine months ended September 30, 2023 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Nine Months Ended September 30, 2023
Expected term (in years)	4.0 - 6.5
Risk-free interest rate (%)	3.3% - 4.4%
Expected volatility (%)	53.3% - 67.9%
Dividend yield (%)	—
Weighted average grant date fair value per share	$9.04
As of September 30, 2023, there was approximately $15.8 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.9 years.
Restricted Stock
The Company recorded approximately $3.4 million and $2.4 million for stock-based compensation related to restricted stock in general and administrative expenses on the Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022, respectively, and approximately $8.9 million and $12.8 million for the nine months ended September 30, 2023 and 2022, respectively.
A summary of the restricted stock activity under the Company’s plans for the nine months ended September 30, 2023 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	1,994,861	$12.71
Granted	986,142	$16.90
Vested	(548,543)	$14.00
Forfeited	(385,489)	$15.72
Nonvested at September 30, 2023	2,046,971	$13.79
As of September 30, 2023, there was approximately $18.8 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.9 years.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company recognized approximately $0.6 million and $0.9 million of stock-based compensation related to the PSUs in general and administrative expenses on the Consolidated Statements of Operations for the three and nine months ended September 30, 2023, respectively. There were no such amounts for the three and nine months ended September 30, 2022.
A summary of the PSU activity under the Company’s plans for the nine months ended September 30, 2023 is as follows:

	Number of Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	—	$—
Granted	305,105	$21.83
Vested	—	$—
Forfeited	—	$—
Nonvested at September 30, 2023	305,105	$21.83
The fair value of each PSU granted during the nine months ended September 30, 2023 was estimated as of the grant date using a Monte Carlo with the following assumptions:

Nine Months Ended September 30, 2023
Expected term (in years)	3.0
Risk-free interest rate (%)	3.6% - 4.0%
Expected volatility (%)	68.4% - 69.9%
Dividend yield (%)	—
Weighted average grant date fair value per share	$21.83
As of September 30, 2023, there was approximately $5.8 million of unrecognized stock-based compensation expense related to PSUs that will be recognized over a weighted-average period of approximately 2.6 years.
Modification of Stock Option and Restricted Stock Awards
In the second quarter of 2023, upon the departure of certain executives from the Company and in accordance with the terms of each of their respective employment agreements, 101,937 previously granted time-based vesting stock option awards and 61,746 previously granted time-based vesting restricted stock awards accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications, and recognized $0.9 million of incremental stock-based compensation which consisted of $0.3 million and $0.6 million for the acceleration of stock option awards and restricted stock awards, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2023. There were no such amounts for the three months ended September 30, 2023 and for the three and nine months ended September 30, 2022.
In the second quarter of 2022, upon the prior Chief Legal Officer’s departure from the Company and in accordance with the terms of the prior Chief Legal Officer’s employment agreement, 41,487 previously granted time-based vesting stock option awards and 76,138 previously granted time-based vesting restricted stock awards accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as a modification, and recognized $2.2 million of incremental stock-based compensation which consisted of $0.3 million and $1.9 million for the acceleration of stock option awards and restricted stock awards, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2022. There were no such amounts for the three and nine months ended September 30, 2023.
In the first quarter of 2022, upon the prior Chief Executive Officer’s departure from the Company and in accordance with the terms of the prior Chief Executive Officer’s separation agreement, 237,960 previously granted time-based vesting stock option awards and 142,302 previously granted time-based vesting restricted stock awards accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as a modification, and recognized $5.9 million of incremental

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
stock-based compensation which consisted of $2.3 million and $3.6 million for the acceleration of stock option awards and restricted stock awards, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2022. There were no such amounts for the three and nine months ended September 30, 2023.
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
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2023	December 31, 2022
Current contract assets (1)	$424	$1,898
Long-term contract assets (2)	—	31
Total assets	$424	$1,929

Current capitalized commissions (1)	$937	$800
Long-term capitalized commissions (2)	257	715
Total capitalized commissions	$1,194	$1,515

Current contract liabilities	$3,617	$7,557
Long-term contract liabilities (3)	—	19
Total contract liabilities	$3,617	$7,576

(1) Recorded within other current assets on the Consolidated Balance Sheets.
(2) Recorded within other assets on the Consolidated Balance Sheets.
(3) Recorded within other long-term liabilities on the Consolidated Balance Sheets.
Revenue recognized for the three and nine months ended September 30, 2023 related to contract liability balances outstanding at the beginning of the period was $1.4 million and $4.9 million, respectively. Revenue recognized for the three and nine months ended September 30, 2022 related to contract liability balances outstanding at the beginning of the period was $0.7 million and $4.8 million, respectively. Amortization of capitalized commissions for the three and nine months ended September 30, 2023 was $0.2 million and $0.7 million, respectively. Amortization of capitalized commissions for the three and nine months ended September 30, 2022 was $0.3 million and $0.6 million, respectively.
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
The following table details the disaggregation of revenue for both the Clinical Services and Advanced Diagnostics Segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Clinical Services
Client direct billing	$86,160	$73,234	$246,159	$208,123
Commercial Insurance	21,722	17,105	64,772	53,904
Medicare and Medicaid	19,624	15,795	54,407	48,427
Self-Pay	47	28	240	134
Total Clinical Services	$127,553	$106,162	$365,578	$310,588
Advanced Diagnostics	24,401	22,620	70,513	60,435
Total Revenue	$151,954	$128,782	$436,091	$371,023

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 8. Restructuring
In 2022, the Company embarked on a restructuring program to improve execution and drive efficiency across the organization. This program is a framework for identifying, prioritizing and executing operational improvements. Restructuring charges incurred consist of severance and other employee costs, costs for optimizing the Company’s geographic presence (“Facility Footprint Optimization”), and consulting and other costs. There were no such charges for the three and nine months ended September 30, 2022.
The following table summarizes the changes in the Company’s accrued restructuring balance (in thousands):

	Severance and Other Employee Costs	Facility Footprint Optimization	Consulting and Implementation Costs	Total
Balance as of December 31, 2022	$559	$—	$960	$1,519
Restructuring charges incurred	3,105	913	106	4,124
Impairment of facility related assets	—	560	—	560
Cash payments and other adjustments(1)	(1,285)	(564)	(346)	(2,195)
Balance as of March 31, 2023	$2,379	$909	$720	$4,008
Restructuring charges incurred	1,893	271	581	2,745
Impairment of facility related assets	—	329	—	329
Cash payments and other adjustments(1)	(1,634)	(306)	(1,007)	(2,947)
Balance as of June 30, 2023	$2,638	$1,203	$294	$4,135
Restructuring charges incurred	362	641	896	1,899
Impairment of facility related assets	—	226	—	226
Cash payments and other adjustments(1)	(1,613)	(234)	(642)	(2,489)
Balance as of September 30, 2023	$1,387	$1,836	$548	$3,771
Current liabilities				$3,771
Long-term liabilities				—
				$3,771
(1) Other adjustments include non-cash asset charges related to Facility Footprint Optimization costs.
Restructuring activities are ongoing and the Company expects to incur additional restructuring charges of approximately $5.9 million. The Company estimates these additional restructuring charges to be comprised of approximately $0.7 million in severance and other employee costs, $4.5 million of Facility Footprint Optimization costs, and $0.7 million of consulting and other costs.
In the third quarter of 2023, in response to new incremental information including ongoing negotiations with counterparties, the Company revised its original restructuring plan cost and timing of approved projects. As a result, the Company anticipates incurring further restructuring charges extending into 2024. The Company expects these charges will ultimately result in enhanced operational efficiencies as it continues to optimize its geographic presence.

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
A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Cumulative loss in recent years is commonly defined as a three-year cumulative loss position. As of September 30, 2023, all of the Company’s ongoing operations were in a three-year cumulative loss position. Management determined that sufficient objectively verifiable positive evidence did not exist to overcome the negative evidence of the Company’s cumulative loss position. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three and nine months ended

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2023, includes the unfavorable impact of a valuation allowance against the Company’s deferred income tax assets expected to be created in 2023 for additional U.S. net operating loss and tax credit carryforwards as well as Switzerland, China and Singapore deferred tax assets. The reversal of U.K. deferred tax liabilities will provide a source of realization to support a portion of the U.K. deferred tax assets, and therefore a partial valuation has been established for those deferred tax assets. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the nine months ended September 30, 2023, includes the favorable impact of recognizing the realizable portion of the U.K. benefit.
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
The following table shows the calculations (in thousands, except net loss per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET LOSS	$(18,516)	$(36,852)	$(73,642)	$(121,563)

Basic weighted average shares outstanding	125,687	124,425	125,358	124,055
Diluted weighted average shares outstanding	125,687	124,425	125,358	124,055

Basic net loss per share	$(0.15)	$(0.30)	$(0.59)	$(0.98)
Diluted net loss per share	$(0.15)	$(0.30)	$(0.59)	$(0.98)

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	451	45	444	272
Restricted stock awards	769	295	877	266
2025 Convertible Notes	5,538	5,538	5,538	5,538
2028 Convertible Notes	5,215	5,215	5,215	5,215
In addition, 408,362 and 214,169 shares of PSU awards are excluded from the computation of diluted EPS for the three and nine months ended September 30, 2023, respectively, as the contingency had not been satisfied.
In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $29.3 million. The potential effect of the Capped Call Transactions were excluded from the calculation of diluted net loss per share in the three and nine months ended September 30, 2023 as the Company’s closing price of $12.30 on September 29, 2023 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net loss per share as they are anti-dilutive.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11. Commitments and Contingencies
Legal Proceedings
On January 20, 2021, Natera, Inc. filed a patent infringement complaint against the Company’s newly-acquired subsidiary Inivata Limited and its subsidiary Inivata, Inc. in U.S. District Court for the district of Delaware, alleging Inivata’s InVisionFirst®-Lung cancer diagnostic test of infringing two patents. Natera then filed a second patent infringement complaint on December 20, 2022 against Inivata Limited and Inivata Inc. alleging that the RaDaR® minimal residual disease test infringes one patent. The litigation is in the discovery stage. On July 31, 2023, Natera, Inc. filed a patent infringement complaint against the Company’s subsidiary, NeoGenomics Laboratories, Inc., in the U.S. District Court for the Middle District of North Carolina, alleging that the RaDaR® minimal residual test infringes on two patents. The complaint seeks damages and injunctive relief. The Company believes that it has good and substantial defenses to the claims alleged in these suits, but there is no guarantee that the Company will prevail. At the time of filing the outcome of these matters are not estimable or probable.
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
Regulatory Matter
With the assistance of outside counsel, the Company voluntarily conducted an internal investigation that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s interactions with regulatory authorities and the Company’s related review of this matter are ongoing. The Company has a reserve of $11.2 million in other long-term liabilities as of September 30, 2023 and December 31, 2022 on the Consolidated Balance Sheets for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the internal investigation and ongoing interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. The Company was notified on June 30, 2022 that the Department of Justice (“DOJ”) will be leading the investigation of this matter. At this time, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, DOJ, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.

Note 12. Related Party Transactions
The Company has Advanced Diagnostics contracts with HOOKIPA Pharma, Inc., an entity with whom a director of the Company, Michael A. Kelly, was a director of until April 7, 2023. In connection with these contracts, the Company recognized $0.1 million and $0.3 million of revenue in the Consolidated Statements of Operations for the three and nine months ended September 30, 2023, respectively. Revenue recognized in the Consolidated Statements of Operations in connection with these contracts was $0.3 million for both the three and nine months ended September 30, 2022.

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
The following table summarizes the segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
Clinical Services	$127,553	$106,162	$365,578	$310,588
Advanced Diagnostics	24,401	22,620	70,513	60,435
Total revenue	151,954	128,782	436,091	371,023

Cost of revenue:
Clinical Services(1)	73,994	65,261	213,032	197,563
Advanced Diagnostics(2)	15,649	14,628	46,043	42,389
Total cost of revenue	89,643	79,889	259,075	239,952

Gross Profit:
Clinical Services	53,559	40,901	152,546	113,025
Advanced Diagnostics	8,752	7,992	24,470	18,046
Total gross profit	$62,311	$48,893	$177,016	$131,071
(1) Clinical Services cost of revenue for both the three months ended September 30, 2023 and September 30, 2022 includes $4.3 million of amortization of acquired Inivata developed technology intangible assets. Clinical Services cost of revenue for both the nine months ended September 30, 2023 and September 30, 2022 includes $12.8 million of amortization of acquired Inivata developed technology intangible assets.
(2) Advanced Diagnostics cost of revenue for both the three months ended September 30, 2023 and September 30, 2022 includes $0.6 million of amortization of acquired Inivata developed technology intangible assets. Advanced Diagnostics cost of revenue for both the nine months ended September 30, 2023 and September 30, 2022 includes $1.8 million of amortization of acquired Inivata developed technology intangible assets.

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
Overview
We operate a network of cancer-focused testing laboratories in the United States and Europe. Our mission is to improve patient care through exceptional cancer-focused testing services. Our vision is to be the world’s leading cancer testing and information company by delivering uncompromising quality, exceptional service and innovative solutions.
As of September 30, 2023, we operated College of American Pathologists (“CAP”) accredited and Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified laboratories in Fort Myers, Florida; Aliso Viejo and San Diego, California; Research Triangle Park, North Carolina; and Houston, Texas; and a CAP accredited full-service, sample-processing laboratory in Cambridge, United Kingdom. We also have several, small, non-processing laboratory locations across the United States for providing analysis services. We currently offer the following types of testing services:
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
We believe we are a leading provider of Heme Molecular and NGS testing and one of the key providers of solid tumor NGS testing solutions. These tests are interpreted by NeoGenomics’ team of Molecular experts and are often ordered in conjunction with other testing modalities. NGS panels are one of our fastest growing testing areas and clients can often receive a significant amount of biomarker information from very limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. We have a broad Molecular testing menu and our targeted NeoTYPE panels include genes relevant to a particular cancer type, as well as other complementary tests such as IHC and FISH. In addition, we offer molecular-only NGS targeted and comprehensive panels which combine DNA and RNA into a single work stream in order to report a full spectrum of genomic alterations, including mutations, fusions, copy number variations, and gene expression. This comprehensive menu means that our clients can get most of their oncology testing needs satisfied by our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. The acquisition of Inivata provided us with oncology Liquid Biopsy technology capabilities. InVisionFirst®-Lung is a highly sensitive, targeted plasma-based assay for patients with non-small cell lung cancer, and RaDaR® is an industry-leading liquid biopsy assay designed to detect residual disease and recurrence in plasma samples from patients with solid tumor malignancies. We expect our Molecular laboratory and NGS capabilities to be a key growth driver in the coming years.
In addition, we directly serve oncology, dermatology and other clinician practices that prefer to have a direct relationship with a laboratory for cancer-related genetic testing services. We typically serve these types of clients with a comprehensive service offering where we perform both the technical and professional components of the tests ordered. In certain instances, larger clinician practices have begun to internalize pathology interpretation services and our tech-only service offering allows these larger clinician practices to also participate in the diagnostic process by performing the PC interpretation services on TC testing performed by us. In these instances, we will typically provide all of the more complex, molecular testing services. The Clinical Services segment also offers Trapelo™, a decision-making Informatics tool, to help health care professionals navigate the rapidly evolving field of precision medicine. Trapelo™ is an end-to-end, clinical decision-support platform designed to resolve the complexities of precision oncology – from test ordering to therapy selection to navigating prior authorization.
Advanced Diagnostics Segment
Our Advanced Diagnostics revenue consists of three revenue streams:
•Clinical trials and research;
•Validation laboratory services; and
•Informatics.
Our Advanced Diagnostics segment supports pharmaceutical firms in their drug development programs by supporting various clinical trials and research. This portion of our business often involves working with the pharmaceutical firms (“sponsors”) on study design as well as performing the required testing. Our medical team often advises the sponsor and works closely with them as specimens are received from the enrolled sites. We also work on developing tests that can potentially be used as part of a companion diagnostic to determine patients’ response to a particular drug. As studies unfold, our clinical trials team reports the data and often provides key analysis and insights back to the sponsors.

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
Whether serving as the single contract research organization or partnering with one, our Advanced Diagnostics team provides significant technical expertise, working closely with our customers to support each stage of clinical trial development. Each trial we support comes with dedicated project management and quality assurance oversight. We have experience in supporting submissions to the Federal Drug Administration (“FDA”) for companion diagnostics. Our Advanced Diagnostics strategy is focused on helping to bring more effective oncology treatments to market through providing world-class laboratory services in oncology to key pharmaceutical companies in the industry.
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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Competitive Strengths
We believe the following areas are competitive differentiators:
Turnaround Times
We consistently focus on improving turnaround times for test results to our clients nationwide in the Clinical Services segment. By providing information to our clients in a timely manner, physicians can begin treating their patients as soon as possible. Timeliness of results by our Clinical Services segment is a driver of additional testing requests by referring physicians. Turnaround times allow for the performance of other adjunctive tests within an acceptable diagnosis window in order to augment or confirm results and more fully inform treatment options. Additionally, we believe that our turnaround time on testing and our project milestones are a key factor in our Advanced Diagnostics segment.
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
National Direct Sales Force
Our direct sales force has been trained extensively in cancer genomic testing and consultative selling skills to service the needs of clients. Our sales team for the clinical cancer testing services is organized into nine regions – Northeast, Northwest, Mid-Atlantic, South, Southeast, Southwest, West, Great Lakes, and South Central. Our sales team will be focused on end-to-end client experience as a growth driver. Our Advanced Diagnostics segment has a dedicated team of business development specialists who are experienced in working with pharmaceutical sponsors and helping them with the testing needs of their research and development projects as well as Phase I, II and III studies. These sales representatives utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated the key customer care functionality within our Laboratory Information Management System (“LIMS”) into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions. Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIMS and CRM. Our field teams can see in real-time when a client calls the laboratory, the reason for the call, the resolution, and if face-to-face interaction is needed for follow-up. Our sales force educates clients on new test offerings and their proper utilization and our representatives are often seen as trusted advisors by our clients.
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
Results of Operations for the Three and Nine Months Ended September 30, 2023 as Compared to the Three and Nine Months Ended September 30, 2022
Revenue
Clinical and Advanced Diagnostics net revenues for the periods presented are as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net revenue:
Clinical Services	$127,553	$106,162	$21,391	20.1%	$365,578	$310,588	$54,990	17.7%
Advanced Diagnostics	24,401	22,620	1,781	7.9%	70,513	60,435	10,078	16.7%
Total net revenue	$151,954	$128,782	$23,172	18.0%	$436,091	$371,023	$65,068	17.5%
Consolidated revenues increased $23.2 million, or 18.0%, year-over-year.
Clinical Services revenue for the three and nine months ended September 30, 2023 increased $21.4 million and $55.0 million, respectively, when compared to the same periods in 2022. The increase in Clinical Services revenue reflects an increase in clinical testing volume, a more favorable test mix and an increase in average unit price due to strategic reimbursement and pricing initiatives.
Advanced Diagnostics revenue for the three and nine months ended September 30, 2023 increased $1.8 million and $10.1 million, respectively, compared to the same periods in 2022 due to the timing of project activity.
Cost of Revenue and Gross Profit
Cost of revenue includes compensation and benefits costs for performing tests, maintenance and/or depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, delivery and courier costs relating to the transportation of specimens to be tested, and amortization for acquired Inivata developed technology intangible assets.
The consolidated cost of revenue and gross profit metrics are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2023	2022	% Change	2023	2022	% Change
Cost of revenue:
Clinical Services(1)	$73,994	$65,261	13.4%	$213,032	$197,563	7.8%
Advanced Diagnostics(2)	15,649	14,628	7.0%	46,043	42,389	8.6%
Total cost of revenue	$89,643	$79,889	12.2%	$259,075	$239,952	8.0%
Cost of revenue as a % of revenue	59.0%	62.0%		59.4%	64.7%

Gross profit:
Clinical Services	$53,559	$40,901	30.9%	$152,546	$113,025	35.0%
Advanced Diagnostics	8,752	7,992	9.5%	24,470	18,046	35.6%
Total gross profit	$62,311	$48,893	27.4%	$177,016	$131,071	35.1%
Gross profit margin	41.0%	38.0%		40.6%	35.3%
(1) Clinical Services cost of revenue for both the three months ended September 30, 2023 and September 30, 2022 includes $4.3 million of amortization of acquired Inivata developed technology intangible assets. Clinical Services cost of revenue for the nine months ended September 30, 2023 and September 30, 2022 includes $12.8 million of amortization of acquired Inivata developed technology intangible assets.
(2) Advanced Diagnostics cost of revenue for both the three months ended September 30, 2023 and September 30, 2022 includes $0.6 million of amortization of acquired Inivata developed technology intangible assets. Advanced Diagnostics cost of revenue for the nine months ended September 30, 2023 and September 30, 2022 includes $1.8 million of amortization of acquired Inivata developed technology intangible assets.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated cost of revenue increased 12.2% and 8.0% for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022. The increases for both the three and nine months ended September 30, 2023 were primarily due to higher compensation and benefits costs and an increase in supplies expense partially offset by a decrease in professional fees and shipping costs.
Gross profit margin for the three and nine months ended September 30, 2023 was 41.0% and 40.6%, respectively, compared to 38.0% and 35.3%, respectively, in the same periods of 2022. The increases of 3.0% and 5.3% for the three and nine months ended September 30, 2023, respectively, were primarily related to increases in revenue offset by higher compensation and benefits costs and supplies expense.
General and Administrative Expenses
General and administrative expenses consist of compensation and benefits costs for our executive, billing, finance, human resources, information technology, and other administrative personnel, as well as stock-based compensation. We also allocate professional services, facilities expense, IT infrastructure costs, depreciation, amortization and other administrative-related costs to general and administrative expenses.
Consolidated general and administrative expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
General and administrative	$61,486	$64,282	$(2,796)	(4.3)%	$183,343	$188,481	$(5,138)	(2.7)%
As a % of revenue	40.5%	49.9%			42.0%	50.8%
General and administrative expenses decreased $2.8 million for the three months ended September 30, 2023, when compared to the same period in 2022. This decrease was partially due to a $2.8 million decrease in net loss on disposal of assets, a $1.6 million decrease in professional fees, a $1.4 million decrease in relocation costs, and a $0.9 million decrease in recruiting expenses. These decreases were partially offset by a $2.9 million increase in non-cash stock-based compensation expense, a $0.7 million net increase in cash-based compensation and benefits expenses, a $0.3 million increase in amortization expense, and a $0.3 million increase in travel expenses.
General and administrative expenses decreased $5.1 million for the nine months ended September 30, 2023, when compared to the same period in 2022. This decrease was partially due to a $5.0 million decrease in professional fees, a $2.7 million decrease in recruiting expenses, a $2.4 million decrease in non-cash stock-based compensation expense, a $1.3 million decrease in relocation expenses, and a $1.2 million net decrease in loss on disposal of assets. These decreases were partially offset by a $3.2 million net increase in cash-based compensation and benefits expenses, a $1.3 million increase in depreciation expense, a $1.1 million increase in travel expenses, a $0.9 million increase in amortization expense, and a $0.8 million increase in technology expense.
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, including compensation and benefits costs, depreciation and maintenance of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Research and development	$5,285	$7,312	$(2,027)	(27.7)%	$20,182	$23,651	$(3,469)	(14.7)%
As a % of revenue	3.5%	5.7%			4.6%	6.4%
Research and development expenses decreased $2.0 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022. These decreases for the three and nine months ended September 30, 2023 when compared to the same periods in 2022, are primarily due to decreases in compensation and benefits costs and professional fees and an increase in research and development tax credits.
We anticipate research and development expenditures will increase in future quarters as we continue to invest in development activities for innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Sales and marketing	$17,610	$16,809	$801	4.8%	$52,770	$50,179	$2,591	5.2%
As a % of revenue	11.6%	13.1%			12.1%	13.5%

Sales and marketing expenses increased $0.8 million and $2.6 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022. For the three months ended September 30, 2023, this increase primarily reflects increases in compensation and benefits costs and travel expenses partially offset by decreases in sales commissions and professional fees. For the nine months ended September 30, 2023, this increase primarily reflects increases in sales commissions, other compensation and benefits costs and travel expenses partially offset by a decrease in professional fees.
We expect higher commissions expense in future quarters as our sales representatives generate new business in our business segments. We expect our sales and marketing expenses over the long term to align with changes in revenue and we continue to evaluate the effectiveness of our incentive compensation plans.
Restructuring charges
Consolidated restructuring charges for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Restructuring charges	$2,125	$—	$2,125	100.0%	$9,883	$—	$9,883	100.0%
As a % of revenue	1.4%	—%			2.3%	—%
Restructuring charges relate to a restructuring program to improve execution and drive efficiency across the organization. Restructuring charges consist of severance and other employee costs, costs for optimizing our geographic presence, and consulting and other costs.
For the three and nine months ended September 30, 2023, we recorded $2.1 million and $9.9 million of restructuring charges, respectively. For the three months ended September 30, 2023, these charges were comprised of $0.4 million in severance and other employee costs, $0.8 million in Facility Footprint Optimization costs, and $0.9 million of consulting and other costs. For the nine months ended September 30, 2023, these charges were comprised of $5.4 million in severance and other employee costs, $2.9 million in Facility Footprint Optimization costs, and $1.6 million of consulting and other costs. There were no such amounts recorded for the three and nine ended September 30, 2022.
In the third quarter of 2023, in response to new incremental information including ongoing negotiations with counterparties, we revised our original restructuring plan cost and timing of approved projects. As a result, we anticipate incurring further restructuring charges extending into 2024. Restructuring activities are on-going and we expect to incur additional restructuring charges of approximately $5.9 million. We expect these charges will ultimately result in enhanced operational efficiencies as we continue to optimize our geographic presence.
Interest (Income) Expense, Net
Interest (income) expense, net, for the periods presented is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest (income) expense, net	$(2,840)	$139	$(2,979)	(2,143.2)%	$(6,831)	$2,366	$(9,197)	(388.7)%
As a % of revenue	(1.9)%	0.1%			(1.6)%	0.6%
Interest (income) expense, net, was income of $2.8 million and $6.8 million for the three and nine months ended September 30, 2023, respectively, compared to expense of $0.1 million and $2.4 million for the same periods in 2022. Interest income includes interest earned on funds held in our cash equivalent and marketable securities accounts. Interest expense reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest expense on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually. Interest expense also includes amortization related to our fixed income investments. The increase in interest (income) expense, net, for the three and nine months ended September 30, 2023 was due to the higher interest rate environment experienced when compared to the same periods in 2022.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further details regarding our investments in marketable securities and the convertible notes, please refer to Note 3. Fair Value Measurements and Note 5. Debt, respectively, in the accompanying notes to the unaudited Consolidated Financial Statements.
Net Loss Per Share
The following table provides consolidated net loss for each period along with the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except net loss per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET LOSS	$(18,516)	$(36,852)	$(73,642)	$(121,563)

Basic weighted average shares outstanding	125,687	124,425	125,358	124,055
Diluted weighted average shares outstanding	125,687	124,425	125,358	124,055

Basic net loss per share	$(0.15)	$(0.30)	$(0.59)	$(0.98)
Diluted net loss per share	$(0.15)	$(0.30)	$(0.59)	$(0.98)

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
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
We define “Adjusted EBITDA” as net (loss) income from continuing operations before: (i) interest (income) expense, net, (ii) tax (benefit) or expense, (iii) depreciation and amortization expense, (iv) non-cash stock-based compensation expense, and, if applicable in a reporting period, (v) acquisition and integration related expenses, (vi) CEO transition costs, (vii) restructuring costs, and (viii) other significant or non-operating expenses, net.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss (GAAP)	$(18,516)	$(36,852)	$(73,642)	$(121,563)
Adjustments to net loss:
Interest (income) expense, net	(2,840)	139	(6,831)	2,366
Income tax benefit	(2,935)	(2,772)	(8,169)	(12,255)
Depreciation	9,349	8,973	27,872	25,894
Amortization of intangibles	8,784	8,490	26,350	25,470
EBITDA (non-GAAP)	$(6,158)	$(22,022)	$(34,420)	$(80,088)
Further adjustments to EBITDA:
Acquisition and integration related expenses	—	197	—	2,479
CEO transition costs	—	2,792	500	4,518
Non-cash stock-based compensation expense	7,180	4,280	17,643	20,009
Restructuring charges	2,125	—	9,883	—
Other significant expenses, net(1)	158	3,195	532	6,240
Adjusted EBITDA (non-GAAP)	$3,305	$(11,558)	$(5,862)	$(46,842)
(1) For the three months ended September 30, 2023, other significant expenses, net, includes fees related to a regulatory matter and other non-recurring items. For the three months ended September 30, 2022, other significant expenses, net, includes consulting fees related to Project Catalyst (our value capture program), fees related to a regulatory matter and other non-recurring items. For the nine months ended September 30, 2023, other significant expenses, net, includes fees related to a regulatory matter and other non-recurring items. For the nine months ended September 30, 2022, other significant expenses, net, includes fees related to a regulatory matter, consulting fees related to Project Catalyst (our value capture program), moving costs, a gain on the sale of a building and other non-recurring items.

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the nine months ended September 30, 2023 and 2022 as well balances of cash and cash equivalents and working capital:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(19,737)	$(62,308)
Investing activities	59,512	$1,580
Financing activities	3,284	$10,027
Net change in cash and cash equivalents	43,059	(50,701)
Cash and cash equivalents, beginning of period	$263,180	$316,827
Cash and cash equivalents, end of period	$306,239	$266,126
Working Capital (1), end of period	$494,024	$518,357
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
Cash used in operating activities during the nine months ended September 30, 2023 was $19.7 million compared to $62.3 million in the same period in 2022. This $42.6 million decrease was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, and other non-cash charges) which resulted in $47.6 million of lower cash used by operating activities year-over-year, offset by a $5.1 million increase in cash used resulting from net changes in operating assets and liabilities. The decrease in cash used related to our operating activities was primarily driven by an improvement in gross

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

profit of $45.9 million. In addition, timing of cash receipts and cash payments in the ordinary course of business caused operating cash flow to fluctuate from period to period.
Cash Flows from Investing Activities
During the nine months ended September 30, 2023, cash provided by investing activities was $59.5 million compared to $1.6 million in the same period in 2022. This change was primarily due to a $67.2 million decrease in purchases of marketable securities, partially offset by a $1.8 million decrease in proceeds from sales and maturities of marketable securities. In addition the nine months ended September 30, 2022 included $12.1 million of net proceeds from the sale of a building and associated land.
Cash Flows from Financing Activities
During the nine months ended September 30, 2023, cash provided by financing activities was $3.3 million compared to $10.0 million in the same period in 2022. The cash provided by financing activities during the nine months ended September 30, 2023 consisted of $3.4 million for the net issuance of common stock offset by $0.1 million used for the repayment of equipment financing obligations. The primary reason for the decrease in cash provided by financing activities year-over-year was the timing of cash payments for stock option exercises which can fluctuate from period to period.
Liquidity Outlook
We had $306.2 million in unrestricted cash and cash equivalents as of September 30, 2023 in addition to $96.0 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities and cash collections are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital and capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2023 will be in the range of $25.0 million to $35.0 million. During the nine months ended September 30, 2023, we purchased, with cash, approximately $21.7 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash and financing.
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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on September 30, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we do not believe that we have a material financial market risk exposure and do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. While we believe our marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None for the quarterly period ended September 30, 2023 that have not previously been included in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	471	$16.10	—	—
August 1, 2023 - August 31, 2023	141	$17.15	—	—
September 1, 2023 - September 30, 2023	2,035	$14.85	—	—
Total	2,647		—	—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officers, as defined in Rule 16a-1(f), adopted a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, as follows:

On August 15, 2023, Christopher Smith, our Director and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 140,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from November 14, 2023 until December 31, 2024, or earlier if all transactions under the trading arrangement are completed.
On August 18, 2023, Alicia Olivo, our General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate number shares of our common stock. The planned sale of aggregated shares is to be equal to 40 restricted shares plus a designated percentage of the net number of such restricted shares vesting on certain applicable dates. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from November 17, 2023 until December 31, 2024, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the last fiscal quarter.

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Location

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Provided herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith.

104	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101)	Provided herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2023	NEOGENOMICS, INC.

	By:	/s/ Christopher M. Smith
	Name:	Christopher M. Smith
	Title:	Director and Chief Executive Officer

	By:	/s/ Jeffrey S. Sherman
	Name:	Jeffrey S. Sherman
	Title:	Chief Financial Officer