Form 10-Q
period 2024-03-31
NEOGENOMICS INC
filed 2024-04-30
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of April 26, 2024, the registrant had 127,711,930 shares of Common Stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intends,” “may,” “plan,” “potential,” “project,” “will,” “would,” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements address various matters, including the Company’s strategy, future operations, future financial position, future revenues, changing reimbursement levels from government payers and private insurers, projected costs, prospects and plans, and objectives of management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2024, and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
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

Glossary
Throughout this Quarterly Report on Form 10-Q, we may use certain abbreviations, acronyms and terms which are described below:

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$331,914	$342,488
Marketable securities, at fair value	52,916	72,715
Accounts receivable, net	140,279	131,227
Inventories	20,320	24,156
Prepaid assets	19,155	17,987
Other current assets	9,312	8,239
Total current assets	573,896	596,812
Property and equipment (net of accumulated depreciation of $167,584 and $158,211, respectively)	87,865	92,012
Operating lease right-of-use assets	86,578	91,769
Intangible assets, net	364,764	373,128
Goodwill	522,766	522,766
Other assets	4,470	4,742
Total non-current assets	1,066,443	1,084,417
Total assets	$1,640,339	$1,681,229
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,336	$20,334
Accrued compensation	34,609	53,161
Accrued expenses and other liabilities	18,134	15,069
Current portion of operating lease liabilities	4,487	5,610
Contract liabilities	1,144	2,130
Total current liabilities	76,710	96,304
Long-term liabilities
Convertible senior notes, net	538,923	538,198
Operating lease liabilities	64,773	67,871
Deferred income tax liabilities, net	23,490	24,285
Other long-term liabilities	13,033	13,034
Total long-term liabilities	640,219	643,388
Total liabilities	$716,929	$739,692
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 127,434,786 and 127,369,142 shares issued and outstanding, respectively)	$127	$127
Additional paid-in capital	1,198,729	1,190,139
Accumulated other comprehensive loss	(1,330)	(1,674)
Accumulated deficit	(274,116)	(247,055)
Total stockholders’ equity	$923,410	$941,537
Total liabilities and stockholders’ equity	$1,640,339	$1,681,229

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
NET REVENUE
Clinical Services	$134,535	$114,869
Advanced Diagnostics	21,705	22,351
Total net revenue	156,240	137,220

COST OF REVENUE	90,771	82,406

GROSS PROFIT	65,469	54,814
Operating expenses:
General and administrative	65,797	61,549
Research and development	7,620	7,395
Sales and marketing	20,221	16,259
Restructuring charges	2,398	4,684
Total operating expenses	96,036	89,887
LOSS FROM OPERATIONS	(30,567)	(35,073)
Interest income	(4,834)	(3,224)
Interest expense	1,685	1,757
Other expense (income), net	263	114
Loss before taxes	(27,681)	(33,720)
Income tax benefit	(620)	(2,925)
NET LOSS	$(27,061)	$(30,795)

NET LOSS PER SHARE
Basic	$(0.21)	$(0.25)
Diluted	$(0.21)	$(0.25)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	126,111	125,026
Diluted	126,111	125,026

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
NET LOSS	$(27,061)	$(30,795)

OTHER COMPREHENSIVE GAIN:
Net unrealized gain on marketable securities, net of tax	344	1,065
Total other comprehensive gain, net of tax	344	1,065
COMPREHENSIVE LOSS	$(26,717)	$(29,730)

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2023	127,369,142	$127	$1,190,139	$(1,674)	$(247,055)	$941,537
Issuance of common stock for ESPP	70,278	—	917	—	—	917
Issuance of restricted stock, net of forfeitures	(17,398)	—	(199)	—	—	(199)
Issuance of common stock for stock options	12,764	—	102	—	—	102
Stock issuance fees and expenses	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	7,774	—	—	7,774
Net unrealized gain on marketable securities, net of tax	—	—	—	344	—	344
Net loss	—	—	—	—	(27,061)	(27,061)
Balance, March 31, 2024	127,434,786	$127	$1,198,729	$(1,330)	$(274,116)	$923,410

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2022	126,913,992	$127	$1,160,882	$(3,899)	$(159,087)	$998,023
Issuance of common stock for ESPP	96,733	—	811	—	—	811
Issuance of restricted stock, net of forfeitures	114,738	—	(147)	—	—	(147)
Issuance of common stock for stock options	75,028	—	751	—	—	751
Stock issuance fees and expenses	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	4,758	—	—	4,758
Net unrealized gain on marketable securities, net of tax	—	—	—	1,065	—	1,065
Net loss	—	—	—	—	(30,795)	(30,795)
Balance, March 31, 2023	127,200,491	$127	$1,167,051	$(2,834)	$(189,882)	$974,462

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,061)	$(30,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,905	9,048
Amortization of intangibles	8,362	8,783
Non-cash stock-based compensation	7,774	4,758
Non-cash operating lease expense	2,401	2,330
Amortization of convertible debt discount	678	669
Amortization of debt issue costs	47	46
Impairment of assets	145	923
Other adjustments	(57)	(31)
Changes in assets and liabilities, net
Accounts receivable, net	(9,052)	870
Inventories	3,836	(200)
Prepaid and other assets	(1,976)	(1,187)
Operating lease liabilities	(1,432)	(1,722)
Deferred income tax liabilities, net	(795)	(3,035)
Accrued compensation	(18,552)	(7,250)
Accounts payable and other liabilities	(138)	4,101
Net cash used in operating activities	(25,915)	(12,692)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	—	(6,756)
Proceeds from maturities of marketable securities	20,110	40,425
Purchases of property and equipment	(5,585)	(9,927)
Net cash provided by investing activities	14,525	23,742
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing obligations	—	(32)
Issuance of common stock, net	816	1,411
Net cash provided by financing activities	816	1,379
Net change in cash and cash equivalents	(10,574)	12,429
Cash and cash equivalents, beginning of period	342,488	263,180
Cash and cash equivalents, end of period	$331,914	$275,609

Supplemental disclosure of cash flow information:
Interest paid	$431	$432
Income taxes paid, net	$89	$—
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$831	$1,174

See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Nature of the Business
NeoGenomics, Inc., a Nevada corporation (the “Company,” or “NeoGenomics”), and its subsidiaries provide a wide range of oncology diagnostic testing and consultative services which includes technical laboratory services and professional interpretation of laboratory test results by licensed physicians who specialize in pathology and oncology. The Company operates a network of cancer-focused testing laboratories in the United States and the United Kingdom.
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
The accounting policies of the Company are the same as those set forth in Note 2. Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except for new accounting standards discussed under Recent Accounting Pronouncements.
Unaudited Interim Financial Information
Certain information and footnote disclosures normally included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in these accompanying interim Consolidated Financial Statements and footnotes. Accordingly, the accompanying interim unaudited Consolidated Financial Statements included herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel in the Clinical Services segment. Advertising costs are expensed at the time they are incurred and were immaterial for the three months ended March 31, 2024 and 2023.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires entities to disclose significant segment expenses by reportable segment if they are regularly provided to the Chief Operating Decision Maker (CODM) and included in each reported measure of segment profit or loss and requires disclosure of other segment items by reportable segment and a description of its composition. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the planned adoption date and the impact of this standard on its annual disclosures.
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
Level 2: Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily available pricing sources for comparable instruments.
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
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of March 31, 2024 and December 31, 2023.

	March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$7,490	$—	$(13)	$7,477
Agency bonds	2,471	—	(45)	2,426
Municipal bonds	12,658	—	(518)	12,140
Asset-backed securities	3,119	—	(5)	3,114
Corporate bonds	28,322	—	(563)	27,759
Total	$54,060	$—	$(1,144)	$52,916

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2023
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

The Company had $1.6 million and $1.7 million of accrued interest receivable at March 31, 2024 and December 31, 2023, respectively, included in other current assets on its Consolidated Balance Sheets related to its marketable securities. There were no realized gains or losses on marketable securities for the three months ended March 31, 2024 and 2023.
The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at March 31, 2024 and December 31, 2023.

	March 31, 2024
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$7,477	$—	$—	$7,477
Agency bonds	2,426	—	—	2,426
Municipal bonds	6,417	5,723	—	12,140
Asset-backed securities	3,114	—	—	3,114
Corporate bonds	22,026	5,733	—	27,759
Total	$41,460	$11,456	$—	$52,916

	December 31, 2023
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$15,373	$—	$—	$15,373
Yankee bonds	2,588	—	—	2,588
Agency bonds	6,000	—	—	6,000
Municipal bonds	3,528	8,569	—	12,097
Asset-backed securities	4,934	—	—	4,934
Corporate bonds	23,062	8,661	—	31,723
Total	$55,485	$17,230	$—	$72,715

The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of March 31, 2024 and December 31, 2023.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$324,772	$—	$—	$324,772
Marketable securities:
U.S. Treasury securities	7,477	—	—	7,477
Agency bonds	2,426	—	—	2,426
Municipal bonds	12,140	—	—	12,140
Asset-backed securities	—	3,114	—	3,114
Corporate bonds	—	27,759	—	27,759
Total	$346,815	$30,873	$—	$377,688

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$334,762	$—	$—	$334,762
Marketable securities:
U.S. Treasury securities	15,373	—	—	15,373
Yankee bonds	2,588	—	—	2,588
Agency bonds	6,000	—	—	6,000
Municipal bonds	12,097	—	—	12,097
Asset-backed securities	—	4,934	—	4,934
Corporate bonds	—	31,723	—	31,723
Total	$370,820	$36,657	$—	$407,477

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three months ended March 31, 2024 and 2023.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, are considered reasonable estimates of their respective fair values at March 31, 2024 and December 31, 2023 due to their short-term nature.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill, and long-lived assets in connection with periodic evaluations for potential impairment. The Company estimates the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.
Note 4. Goodwill and Intangible Assets
The following table summarizes the carrying amounts of goodwill by segment at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Clinical Services	$458,782	$458,782
Advanced Diagnostics	63,984	63,984
Total	$522,766	$522,766

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Intangible assets consisted of the following (in thousands):

		March 31, 2024
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$68,007	$75,094
Developed Technology	10 - 15	310,226	59,768	250,458
Marketing Assets	4	549	411	138
Trademarks	15	31,473	5,846	25,627
Trade Name	2.5	2,584	2,584	—
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$136,616	$364,764

		December 31, 2023
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$65,534	$77,567
Developed Technology	10 - 15	310,226	54,438	255,788
Marketing Assets	4	549	376	173
Trademarks	15	31,473	5,321	26,152
Trade Name	2.5	2,584	2,583	1
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$128,252	$373,128
The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarizes the amortization expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Amortization of intangibles included in cost of revenue	$4,910	$4,853
Amortization of intangibles included in general and administrative expenses	3,452	3,930
Total amortization of intangibles	$8,362	$8,783
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of March 31, 2024 is as follows (in thousands):

Remainder of 2024	$25,085
2025	33,343
2026	33,308
2027	32,758
2028	32,758
Thereafter	194,065
Total	$351,317

Note 5. Debt
2028 Convertible Senior Notes
On January 11, 2021, the Company completed the sale of $345.0 million of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended December 31, 2023. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the first quarter of 2024. The last reported sales price of the Company’s common stock was not greater

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2024. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the second quarter of 2024. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $15.72 on March 28, 2024.
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2024. The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2023. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
At March 31, 2024, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $275.1 million. At December 31, 2023, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $262.4 million.
2025 Convertible Senior Notes
On May 4, 2020, the Company completed the sale of $201.3 million of Convertible Senior Notes with a stated interest rate of 1.25% and a maturity date of May 1, 2025 (the “2025 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended December 31, 2023. Based on the terms of the 2025 Convertible Notes, the holders could not have converted all or a portion of their 2025 Convertible Notes in the first quarter of 2024. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2024. Based on the terms of the 2025 Convertible Notes, the holders cannot convert all or a portion of their 2025 Convertible Notes in the second quarter of 2024. The value of the 2025 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $15.72 on March 28, 2024.
The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $38,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2024. The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $37,600 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2023. The effective interest rate on the 2025 Convertible Notes is 1.96%, which includes the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
At March 31, 2024, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $195.5 million. At December 31, 2023, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $197.3 million.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 6. Stock-Based Compensation
The Company recorded stock-based compensation on the Consolidated Statement of Operations for the three months ended March 31, 2024 and 2023 as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$395	$—
General and administrative	6,663	4,758
Research and development	171	—
Sales and marketing	545	—
Total stock-based compensation	$7,774	$4,758
Stock Options
A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	4,381,099	$15.87
Granted	634,134	$16.39
Exercised	(12,764)	$7.97
Forfeited	(30,382)	$19.79
Outstanding at March 31, 2024	4,972,087	$19.97
Exercisable at March 31, 2024	1,241,392	$19.97
The fair value of each stock option award granted during the three months ended March 31, 2024 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Three Months Ended March 31, 2024
Expected term (in years)	5.5 - 6.5
Risk-free interest rate (%)	3.8% - 4.2%
Expected volatility (%)	55.6% - 62.8%
Dividend yield (%)	—
Weighted average grant date fair value per share	$9.77
As of March 31, 2024, there was approximately $15.8 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.7 years.
Restricted Stock Awards
A summary of the restricted stock activity under the Company’s plans for the three months ended March 31, 2024 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	1,961,919	$13.83
Granted	378,996	$16.40
Vested	(47,338)	$11.89
Forfeited	(9,008)	$13.85
Nonvested at March 31, 2024	2,284,569	$14.29
As of March 31, 2024, there was approximately $17.9 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.8 years.
Performance-Based Restricted Stock Units
In the first quarter of 2024, the Company granted 179,333 PSUs subject to a performance condition and 179,333 PSUs subject to a market condition with an aggregate grant date fair value of approximately $3.0 million and $3.4 million, respectively. The

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
number of shares awarded will be subject to adjustment based on the achievement of the applicable performance targets. If the performance targets are achieved, the awards will vest at the end of the three-year requisite service period so long as the employee remains employed with the Company through the applicable vesting dates. For PSUs subject to a performance condition, compensation cost is recognized straight-line over the requisite service period if the achievement of the performance condition is probable. As of March 31, 2024, the Company has determined it is probable that the performance condition will be met. For PSUs subject to a market condition, compensation cost is recognized straight-line over the requisite service period, regardless of when, if ever, the market condition is satisfied.
A summary of the PSU activity under the Company’s plans for the three months ended March 31, 2024 is as follows:

	Number of Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	305,105	$21.83
Granted	358,666	$17.64
Vested	—	$—
Forfeited	—	$—
Nonvested at March 31, 2024	663,771	$19.56
The fair value of each PSU granted subject to a market condition during the three months ended March 31, 2024 was estimated as of the grant date using a Monte Carlo simulation with the following assumptions:

Three Months Ended March 31, 2024
Expected term (in years)	3.0
Risk-free interest rate (%)	4.5%
Expected volatility (%)	72.2%
Dividend yield (%)	—
Weighted average grant date fair value per share	$18.82
As of March 31, 2024, there was approximately $10.8 million of unrecognized stock-based compensation expense related to nonvested PSUs that will be recognized over a weighted-average period of approximately 2.6 years.

Note 7. Revenue Recognition
The Company’s two reportable segments for which it recognizes revenue are (1) Clinical Services and (2) Advanced Diagnostics. The Clinical Services segment provides various clinical testing services to community-based pathology practices, oncology practices, hospital pathology labs, reference labs, and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and patients. The Advanced Diagnostics segment supports pharmaceutical firms in their drug development programs by providing testing services and data analytics for clinical trials and research.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

	March 31, 2024	December 31, 2023
Current contract assets (1)	$236	$37
Long-term contract assets (2)	—	—
Total contract assets	$236	$37

Current capitalized commissions (1)	$810	$935
Long-term capitalized commissions (2)	98	53
Total capitalized commissions	$908	$988

Current contract liabilities	$1,144	$2,130
Long-term contract liabilities (3)	—	—
Total contract liabilities	$1,144	$2,130

(1) Recorded within other current assets on the Consolidated Balance Sheets.
(2) Recorded within other assets on the Consolidated Balance Sheets.
(3) Recorded within other long-term liabilities on the Consolidated Balance Sheets.
Revenue recognized related to contract liability balances outstanding at the beginning of the period was $1.1 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. Amortization of capitalized commissions was $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.
Disaggregation of Revenue
The Company considered various factors for both its Clinical Services and Advanced Diagnostics segments in determining appropriate levels of homogeneous data for its disaggregation of revenue; including the nature, amount, timing, and uncertainty of revenue and cash flows. Clinical Services categories align with the types of customers due to similarities of billing method, level of reimbursement, and timing of cash receipts. Unbilled amounts are accrued and allocated to payer categories based on historical experience. In future periods actual billings by payer category may differ from accrued amounts. Advanced Diagnostics relate to contracts with large pharmaceutical and biotech customers as well as other CROs. Because the nature, timing, and uncertainty of revenue and cash flows are similar and primarily driven by individual contract terms, Advanced Diagnostics revenue is not further disaggregated.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details the disaggregation of revenue for both the Clinical Services and Advanced Diagnostics segments (in thousands):

	Three Months Ended March 31,
	2024	2023
Clinical Services:
Client direct billing	$90,483	$76,823
Commercial Insurance	23,604	21,355
Medicare and Medicaid	20,369	16,587
Self-Pay	79	104
Total Clinical Services	$134,535	$114,869
Advanced Diagnostics	21,705	22,351
Total Revenue	$156,240	$137,220

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
The following table summarizes the changes in the Company’s accrued restructuring balance (in thousands):

	Severance and Other Employee Costs	Facility Footprint Optimization	Consulting and Other Costs	Total
Balance as of December 31, 2023	$687	$1,389	$537	$2,613
Restructuring charges incurred	697	964	747	2,408
Impairment of facility related assets	—	(10)	—	(10)
Cash payments and other adjustments (1)	(771)	(1,796)	(1,125)	(3,692)
Balance as of March 31, 2024	$613	$547	$159	$1,319
Current liabilities				$1,319
Long-term liabilities				—
				$1,319
(1) Other adjustments include non-cash asset charges related to Facility Footprint Optimization costs.
The Company continued this restructuring program in 2024 and expects to incur additional restructuring charges of approximately $3.8 million. The Company estimates these additional restructuring charges to be comprised of approximately $1.1 million in severance and other employee costs, $2.5 million of Facility Footprint Optimization costs, and $0.2 million of consulting and other costs.

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
Management assesses the recoverability of its deferred tax assets as of the end of each quarter, weighing available positive and negative evidence, and is required to establish and maintain a valuation allowance for these assets if it is more likely than not that some or all of the deferred income tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
support a conclusion that a valuation allowance is not needed. A cumulative loss in recent years, commonly defined as a three-year cumulative loss position, is a significant piece of negative evidence that is difficult to overcome.
As of March 31, 2024, the Company’s U.S. operations are in a three-year cumulative loss position. Management determined that sufficient objectively verifiable positive evidence does not exist to overcome the negative evidence of the Company’s U.S. cumulative loss position. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three months ended March 31, 2024, includes the unfavorable impact of a partial valuation allowance against the majority of the Company’s forecasted U.S. net operating loss and tax credit carryforwards.
As of March 31, 2024, the Company’s U.K. operations are in a three-year cumulative loss position. The reversal of U.K. deferred tax liabilities will provide a source of realization to support a portion of the U.K. deferred tax assets, and therefore a partial valuation has been established for those deferred tax assets. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three months ended March 31, 2024 includes the favorable impact of recognizing a component of the U.K. benefit.

Full valuation allowances have been established for loss jurisdictions (Switzerland, Singapore, and China), which are thus not included in the computation of the estimated annual effective tax rate for 2024.

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
The following table shows the calculations (in thousands, except net loss per share amounts):

	Three Months Ended March 31,
	2024	2023
NET LOSS	$(27,061)	$(30,795)

Basic weighted average shares outstanding	126,111	125,026
Diluted weighted average shares outstanding	126,111	125,026

Basic net loss per share	$(0.21)	$(0.25)
Diluted net loss per share	$(0.21)	$(0.25)

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	557	13
Restricted stock awards	1,031	942
2025 Convertible Notes	5,538	5,538
2028 Convertible Notes	5,215	5,215

In addition, 663,771 shares of PSU awards are excluded from the computation of diluted EPS for the three months ended March 31, 2024 as the contingency had not been satisfied.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $29.3 million. The potential effect of the Capped Call Transactions was excluded from the calculation of diluted net loss per share in the three months ended March 31, 2024 as the Company’s closing stock price of $15.72 on March 28, 2024 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net loss per share as they are anti-dilutive.

Note 11. Commitments and Contingencies
Legal Proceedings
On January 20, 2021, Natera, Inc. filed a patent infringement complaint against the Company’s subsidiary Inivata Limited and its subsidiary Inivata, Inc. in U.S. District Court for the district of Delaware, alleging Inivata’s InVisionFirst®-Lung cancer diagnostic test of infringing two patents. Natera then filed a second patent infringement complaint on December 20, 2022 against Inivata Limited and Inivata, Inc. alleging that RaDaR® minimal residual disease test infringes one patent. The case is in discovery and the jury trial has been scheduled for October 6, 2025. On March 6, 2024, the parties stipulated to stay both Delaware cases until the North Carolina litigation is resolved. On March 7, 2024, the district court judge in Delaware ordered the cases stayed.
On July 28, 2023, Natera filed a complaint in the Middle District of North Carolina alleging NeoGenomics' RaDaR test infringes on two patents. On July 31, 2023, Natera moved for a preliminary injunction. On December 27, 2023, the district court issued a preliminary injunction against RaDaR®. Natera posted a $10 million bond with the court on January 12, 2024. The court's initial determination was that Natera, Inc. demonstrated a likelihood that products using RaDaR® technology infringe one Natera, Inc. patent. The order specifically allows patients already using RaDaR® to continue their use. In addition, the order explicitly allows research projects and studies that are in progress, as well as clinical trials that are in progress or have been approved, to continue. On December 28, 2023, NeoGenomics appealed the preliminary injunction to the Federal Circuit. The appeal was docketed at the Federal Circuit on January 4, 2024. On February 5, 2024, NeoGenomics filed an Emergency Motion to Stay the Preliminary Injunction pending Appeal and a Motion to Expedite the appeal. The Federal Circuit granted expedited briefing of the appeal and heard oral arguments on March 29, 2024. A decision on the appeal has not yet been issued. The Company intends to vigorously pursue its appeal of the preliminary injunction. The infringement case is in discovery and the jury trial has been scheduled for March 10, 2025. The Company has filed two inter partes review petitions before the Patent Trial and Appeal Board (“PTAB”) in the United States Patent and Trademark Office seeking a determination that the two patents asserted against in the North Carolina action are unpatentable in view of prior art. The PTAB has not yet determined whether to institute trial in either of the inter partes review cases. The Company believes that it has good and substantial defenses to the claims alleged in these suits, but there is no guarantee that the Company will prevail. At the time of filing the outcome of these matters is not estimable or probable.
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
Regulatory Matter
With the assistance of outside counsel, the Company voluntarily conducted an internal investigation that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s interactions with regulatory authorities and the Company’s related review of this matter are ongoing. The

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Company has a reserve of $11.2 million in other long-term liabilities as of March 31, 2024 and December 31, 2023 on the Consolidated Balance Sheets for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the internal investigation and ongoing interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. The Company was notified on June 30, 2022, that the Department of Justice (“DOJ”) will be participating in the investigation of this matter. At this time, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, DOJ, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, exclusion from participation in federal healthcare programs or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.

Note 12. Related Party Transactions
The Company has Advanced Diagnostics contracts with HOOKIPA Pharma, Inc., an entity with whom a director of the Company, Michael A. Kelly, was a director until April 2023. In connection with these contracts, the Company recognized $0.2 million of revenue in the Consolidated Statements of Operations for the three months ended March 31, 2023.

Note 13. Segment Information
The Company recognizes revenue under two reportable segments, (1) Clinical Services and (2) Advanced Diagnostics. The Clinical Services segment provides various clinical testing services to community-based pathology and oncology practices, hospital pathology labs, and academic centers with reimbursement from various payers including client direct billing, commercial insurance, Medicare and other government payers, and self-pay patients. The Advanced Diagnostics segment supports pharmaceutical firms’ drug development programs by assisting with various clinical trials and research as well as providing informatics related services often supporting pharmaceutical commercialization efforts.
The financial information reviewed by the Chief Operating Decision Maker (“CODM”) includes revenues, cost of revenue, and gross profit for both reportable segments. Assets are not presented at the segment level as that information is not used by the CODM.
The following table summarizes segment information for the three months ended March 31, 2024, and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net revenues:
Clinical Services	$134,535	$114,869
Advanced Diagnostics	21,705	22,351
Total revenue	156,240	137,220

Cost of revenue:
Clinical Services(1)	76,844	67,292
Advanced Diagnostics(2)	13,927	15,114
Total cost of revenue	90,771	82,406

Gross Profit:
Clinical Services	57,691	47,577
Advanced Diagnostics	7,778	7,237
Total gross profit	65,469	54,814
(1) Clinical Services cost of revenue for both the three months ended March 31, 2024 and 2023 includes $4.3 million of amortization of acquired intangible assets. Clinical Services cost of revenue for the three months ended March 31, 2024 also

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
includes $0.3 million of non-cash stock-based compensation. There were no such amounts recorded for the three months ended March 31, 2023.
(2) Advanced Diagnostics cost of revenue for both the three months ended March 31, 2024 and 2023 includes $0.6 million of amortization of acquired intangible assets. Advanced Diagnostics cost of revenue for the three months ended March 31, 2024 also includes $0.1 million of non-cash stock-based compensation. There were no such amounts recorded for the three months ended March 31, 2023.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Company” or collectively with its subsidiaries as “NeoGenomics,” “we,” “us,” or “our,” in this Quarterly Report) is the registrant for SEC reporting purposes. Our common stock is listed on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “NEO”.
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
As of March 31, 2024, we operated College of American Pathologists (“CAP”) accredited and Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified laboratories in Fort Myers, Florida; Aliso Viejo and San Diego, California; Research Triangle Park, North Carolina; and Houston, Texas; and a CAP accredited full-service, sample-processing laboratory in Cambridge, United Kingdom. We also have several, small, non-processing laboratory locations across the United States for providing analysis services. We currently offer the following types of testing services:
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
Turnaround Times
We consistently focus on improving turnaround times for test results to our clients nationwide in the Clinical Services segment. By providing information to our clients in a timely manner, physicians can begin treating their patients as soon as possible. Timeliness of results by our Clinical Services segment is a driver of additional testing requests by referring physicians. Turnaround times allow for the performance of other adjunctive tests within an acceptable diagnosis window in order to augment or confirm results and more fully inform treatment options. Additionally, we believe that our rapid turnaround time on testing and our project milestones are key factors in our Advanced Diagnostics segment.
Innovative Service Offerings
We believe we currently have one of the most extensive menus of tech-only FISH services in the United States as well as extensive and advanced tech-only flow cytometry and IHC testing services. These types of testing services allow the professional interpretation component of a test to be performed and billed separately by our physician clients. Our tech-only services are designed to give pathologists the option to choose, on a case by case basis, whether they want to order only the technical component of testing so they can perform the professional interpretation, or order “global” services and receive a comprehensive test report which includes a NeoGenomics pathologist’s interpretation of the test results. Our clients appreciate the flexibility to access NeoGenomics’ medical staff for difficult or complex cases or when they are otherwise unavailable to perform professional interpretations.
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
National Direct Sales Force
Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our sales team for the Clinical Services segment is organized into nine regions in the United States – Northeast, Northwest, Mid-Atlantic, South, Southeast, North Central, West, Great Lakes, and South Central. Our sales team is focused on value-based care solutions and end-to-end client experience as a growth driver. Our Advanced Diagnostics segment has a dedicated team of business development specialists who are experienced in working with sponsors and helping them with the testing needs of their research and development projects as well as Phase I, II and III studies. These sales representatives utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated the key customer care functionality within our LIMS into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions. Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIMS and CRM. Our field teams can see in real time when a client calls the laboratory, the reason for the call and the resolution, and determine if face-to-face interaction is needed for follow-up. Our sales force educates clients on new test offerings and their proper utilization, and our representatives are often seen as trusted advisors by our clients.
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
Laboratory Developed Tests
On April 29, 2024, the FDA announced a final rule on the regulation of Laboratory Developed Tests (“LDTs”) which amends the FDA's regulations to make explicit that LDT's are devices under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”). The FDA issued a policy to phase out, over the course of four years, its general enforcement discretion approach to LDTs and also issued targeted enforcement discretion policies for certain categories of LDTs. The FDA is allowing currently marketed tests offered as LDTs (that were first marketed before May 6, 2024) to stay on the market without requiring pre-market review and approval by the FDA. Similarly, the FDA will not require pre-market review and approval by the FDA for tests approved by the New York State Department of Health Clinical Laboratory Evaluation Program. The Company is currently assessing how these regulatory changes may affect our operations.
Results of Operations for the Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023
Consolidated Statements of Operations as a percentage of net revenue for the periods presented are as follows:

	Three Months Ended March 31,
	2024	2023
Net revenue	100.0%	100.0%
Cost of revenue(1)	58.1%	60.1%
Gross profit	41.9%	39.9%
Operating expenses:
General and administrative	42.1%	44.9%
Research and development	4.9%	5.4%
Sales and marketing	12.9%	11.8%
Restructuring charges	1.5%	3.4%
Total operating expenses	61.4%	65.5%
Loss from operations	(19.5)%	(25.6)%
Interest income	(3.1)%	(2.3)%
Interest expense	1.1%	1.2%
Other expense (income), net	0.2%	0.1%
Loss before taxes	(17.7)%	(24.6)%
Income tax benefit	(0.4)%	(2.2)%
Net loss	(17.3)%	(22.4)%
 (1) Cost of revenue for both the three months ended March 31, 2024 and 2023 includes $4.9 million of amortization of acquired intangible assets. Cost of revenue for the three months ended March 31, 2024 also includes $0.4 million of non-cash stock-based compensation. There were no such amounts recorded for the three months ended March 31, 2023.
Clinical Services and Advanced Diagnostics net revenues for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Net revenue:
Clinical Services	$134,535	$114,869	$19,666	17.1%
Advanced Diagnostics	21,705	22,351	(646)	(2.9)%
Total revenue	$156,240	$137,220	$19,020	13.9%

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue
Consolidated revenues increased $19.0 million, or 13.9%, year-over-year.
Clinical Services revenue for the three months ended March 31, 2024 increased $19.7 million when compared to the same period in 2023. The increase in Clinical Services revenue reflects an increase in test volume, a more favorable test mix, and an increase in average unit price due to strategic reimbursement initiatives.
Advanced Diagnostics revenue for the three months ended March 31, 2024 decreased $0.6 million compared to the same period in 2023 primarily due to macro clinical trial trends in the pharmaceutical industry and the prioritization of projects that will have a long-term profitable impact on the business.
Cost of Revenue and Gross Profit
Cost of revenue includes compensation and benefit costs, including stock-based compensation, for performing tests, maintenance and/or depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, delivery and courier costs relating to the transportation of specimens to be tested, and amortization for acquired intangible assets.
The consolidated cost of revenue and gross profit metrics for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023	% Change
Cost of revenue:
Clinical Services(2)	$76,844	$67,292	14.2%
Advanced Diagnostics(3)	13,927	15,114	(7.9)%
Total cost of revenue	$90,771	$82,406	10.2%
Cost of revenue as a % of revenue	58.1%	60.1%

Gross profit:
Clinical Services	$57,691	$47,577	21.3%
Advanced Diagnostics	7,778	7,237	7.5%
Total gross profit	$65,469	$54,814	19.4%
Gross profit margin	41.9%	39.9%
(2) Clinical Services cost of revenue for both the three months ended March 31, 2024 and 2023 includes $4.3 million of amortization of acquired intangible assets. Clinical Services cost of revenue for the three months ended March 31, 2024 also includes $0.3 million of non-cash stock-based compensation. There were no such amounts recorded for the three months ended March 31, 2023.
(3) Advanced Diagnostics cost of revenue for both the three months ended March 31, 2024 and 2023 includes $0.6 million of amortization of acquired intangible assets. Advanced Diagnostics cost of revenue for the three months ended March 31, 2024 also includes $0.1 million of non-cash stock-based compensation. There were no such amounts recorded for the three months ended March 31, 2023.
Consolidated cost of revenue increased 10.2% for the three months ended March 31, 2024 when compared to the same period in 2023 primarily due to higher compensation and benefit costs, an increase in supplies expense, an increase in technology fees, and an increase in depreciation expense. These increases were partially offset by a decrease in shipping fees.
Gross profit margin for the three months ended March 31, 2024 was 41.9% compared to 39.9% in the same period in 2023. The increase of 2.0% for the three months ended March 31, 2024 was primarily related to the increase in revenue offset by higher compensation and benefit costs and an increase in supplies expense.
General and Administrative Expenses
General and administrative expenses consist of compensation and benefit costs for our executive, billing, finance, human resources, information technology, and other administrative personnel, as well as stock-based compensation. We also allocate professional services, facilities expenses, IT infrastructure costs, depreciation, amortization and other administrative-related costs to general and administrative expenses.
Consolidated general and administrative expenses for the periods presented are as follows:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
General and administrative	$65,797	$61,549	$4,248	6.9%
As a % of revenue	42.1%	44.9%
General and administrative expenses increased $4.2 million for the three months ended March 31, 2024, when compared to the same period in 2023. This increase was partially due to a $4.2 million increase in legal and professional fees, and a $1.8 million increase in compensation and benefit costs. These increases were partially offset by a decrease of $1.1 million in technology and equipment costs, and a $0.5 million decrease in credit card fees.
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, including compensation and benefit costs, including stock-based compensation, maintenance of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Research and development	$7,620	$7,395	$225	3.0%
As a % of revenue	4.9%	5.4%

Research and development expenses increased $0.2 million for the three months ended March 31, 2024 when compared to the same period in 2023 primarily due to a $0.3 million increase in compensation and benefit costs, and a $0.3 million increase in technology and equipment costs partially offset by a $0.4 million decrease in professional fees.
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
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$20,221	$16,259	$3,962	24.4%
As a % of revenue	12.9%	11.8%

Sales and marketing expenses increased $4.0 million for the three months ended March 31, 2024, when compared to the same period in 2023 primarily due to a $3.7 million increase in salaries, sales commissions, and other compensation and benefit costs.
We expect higher commissions expense in the coming quarters as our sales representatives generate new business in our business segments. We expect our sales and marketing expenses over the long term to align with changes in revenue and we continue to evaluate the effectiveness of our incentive compensation plans.
Restructuring charges
Consolidated restructuring charges for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Restructuring charges	$2,398	$4,684	$(2,286)	(48.8)%
As a % of revenue	1.5%	3.4%

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring charges relate to a restructuring program to improve execution and drive efficiency across the organization. Restructuring charges consist of severance and other employee costs, costs for optimizing our geographic presence, and consulting and other costs.
Restructuring charges decreased $2.3 million for the three months ended March 31, 2024, when compared to the same period in 2023. The charges were comprised of $0.7 million in severance and other employee costs, $1.0 million in Facility Footprint Optimization costs, and $0.7 million of consulting and other costs. We are continuing the restructuring program in 2024 and expect to incur additional restructuring charges of approximately $3.8 million. Our restructuring activities are expected to be complete by December 31, 2024.
Interest Income
Interest income for the three months ended March 31, 2024 and 2023 is as follows (dollars in thousands):

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Interest income	$(4,834)	$(3,224)	$(1,610)	49.9%
Interest income was $4.8 million for the three months ended March 31, 2024 compared to $3.2 million for the same period in 2023. Interest income includes interest earned on funds held in our cash equivalent and marketable securities accounts. The increase in interest income for the three months ended March 31, 2024 was due to the higher interest rate environment experienced when compared to the same period in 2023.
For further details regarding our investments in marketable securities, please refer to Note 3. Fair Value Measurements in the accompanying notes to the unaudited Consolidated Financial Statements.
Interest Expense
Interest expense for the three months ended March 31, 2024 and 2023 is as follows (dollars in thousands):

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Interest expense	$1,685	$1,757	$(72)	(4.1)%
Interest expense was $1.7 million for the three months ended March 31, 2024 compared to expense of $1.8 million for the same period in 2023. Interest expense for the three months ended March 31, 2024 and 2023 primarily reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually.
For further details regarding the convertible notes please refer to Note 5. Debt in the accompanying notes to the Consolidated Financial Statements.
Net Loss Per Share
The following table provides consolidated net loss for each period along with the computation of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 (in thousands, except net loss per share data):

	Three Months Ended March 31,
	2024	2023
NET LOSS	$(27,061)	$(30,795)

Basic weighted average shares outstanding	126,111	125,026
Diluted weighted average shares outstanding	126,111	125,026

Basic net loss per share	$(0.21)	$(0.25)
Diluted net loss per share	$(0.21)	$(0.25)

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
Definitions of Non-GAAP Measures
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income from continuing operations before: (i) interest income, (ii) interest expense, (iii) tax (benefit) or expense, (iv) depreciation and amortization expense, (v) non-cash stock-based compensation expense, and, if applicable in a reporting period, (vi) restructuring charges, and (vii) other significant or non-operating (income) or expenses, net.
The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the three months ended March 31, 2024:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss (GAAP)	$(27,061)	$(30,795)
Adjustments to net loss:
Interest income	(4,834)	(3,224)
Interest expense	1,685	1,757
Income tax benefit	(620)	(2,925)
Depreciation	9,905	9,048
Amortization of intangibles	8,362	8,783
EBITDA (non-GAAP)	$(12,563)	$(17,356)
Further adjustments to EBITDA:
Non-cash stock-based compensation expense	7,774	4,758
Restructuring charges	2,398	4,684
Other significant (income) expenses, net(4)	5,883	798
Adjusted EBITDA (non-GAAP)	$3,492	$(7,116)
(4) For the three months ended March 31, 2024, other significant (income) expenses, net, includes site closure costs, fees related to non-recurring legal matters, and other non-recurring items. For the three months ended March 31, 2023, other significant (income) expenses, net, includes CEO transition costs, fees related to a regulatory matter, and other non-recurring items.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the three months ended March 31, 2024 and 2023 as well balances of cash and cash equivalents and working capital:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(25,915)	$(12,692)
Investing activities	14,525	$23,742
Financing activities	816	$1,379
Net change in cash and cash equivalents	(10,574)	12,429
Cash and cash equivalents, beginning of period	$342,488	$263,180
Cash and cash equivalents, end of period	$331,914	$275,609
Working Capital (5), end of period	$497,186	$498,390
(5) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
Cash used in operating activities during the three months ended March 31, 2024, was $25.9 million compared to $12.7 million in the same period in 2023. This $13.2 million increase was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, and other non-cash charges) which resulted in $6.5 million of lower cash used by operating activities year-over-year, offset by a $19.7 million increase in cash used resulting from net changes in operating assets and liabilities. The increase in cash used related to our operating activities was primarily driven by an improvement in gross profit of $10.7 million. In addition, timing of cash receipts and cash payments in the ordinary course of business caused operating cash flow to fluctuate from period to period.
Cash Flows from Investing Activities
During the three months ended March 31, 2024, cash provided by investing activities was $14.5 million compared to $23.7 million of cash provided by investing activities in the same period in 2023. This change was primarily due to a decrease in proceeds from sales and maturities of marketable securities of $20.3 million, as well as a $6.8 million decrease in purchases of marketable securities.
Cash Flows from Financing Activities
During the three months ended March 31, 2024, cash provided by financing activities was $0.8 million compared to $1.4 million in the same period in 2023. The cash provided by financing activities during the three months ended March 31, 2024 consisted of $0.8 million for the net issuance of common stock. The primary reason for the decrease in cash provided by financing activities year-over-year was the timing of cash payments for stock option exercises which can fluctuate from period to period.
Liquidity Outlook
We had $331.9 million in unrestricted cash and cash equivalents as of March 31, 2024 in addition to $52.9 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities and cash collections are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital and capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2024 will be in the range of $35.0 million to $40.0 million. During the three months ended March 31, 2024, we purchased, with cash, approximately $5.6 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash and financing.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Please refer to our critical accounting policies as disclosed in

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 2. Summary of Significant Accounting Policies, in the accompanying notes to the unaudited Consolidated Financial Statements for a complete description of our significant accounting policies.

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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on March 31, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we do not believe that we have a material financial market risk exposure and do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. While we believe our marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings in the ordinary course of business. For further information on legal proceedings, please refer to Note 11. Commitments and Contingencies, in the notes to the unaudited Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
You should carefully consider each of the risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 20, 2024, as well as the other information set forth in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None for the quarterly period ended March 31, 2024 that have not previously been included in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	7,460	$16.16	—	—
February 1, 2024 - February 29, 2024	3,930	$14.62	—	—
March 1, 2024 - March 31, 2024	1,355	$15.63	—	—
Total	12,745		—	—

(1) Effective May 25, 2023, the Company adopted the NeoGenomics, Inc. 2023 Equity Incentive Plan (the “2023 Plan”) as approved by the Board of Directors on March 28, 2023 and the Company’s stockholders on May 25, 2023. The 2023 Plan replaced the NeoGenomics, Inc. Amended and Restated Equity Incentive Plan, as most recently amended and subsequently approved by a majority of stockholders on May 25, 2017 (the “Prior Plan”). Both the 2023 Plan and the Prior Plan allow participants to surrender already-owned shares having a fair market value equal to the required withholding tax related to the vesting of restricted stock. Pursuant to a share withholding election made by participants in connection with the vesting of such awards, all of which were outside of a publicly announced repurchase plan, we acquired from such participants the shares noted in the table above to satisfy tax withholding obligations related to the vesting of their restricted stock. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Plans
During the quarter ended March 31, 2024, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Disclosure Pursuant to Item 5.02 of Form 8-K - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
As previously reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2024, Melody Harris, formerly the Company's President, Enterprise Operations now serves as the Company's Chief Operations Officer and President, Informatics. In addition, Warren Stone, formerly the Company's President, Clinical Services now serves as the Company's Chief Commercial Officer. In connection with her new role, effective April 29, 2024, Ms. Harris’ new base salary will be $575,000 per year, with annual review and adjustment at the discretion of the Board or the Culture and Compensation Committee of the Board (the “Compensation Committee”), an annual incentive cash bonus of 60% of annual salary and an annual equity-based target award of $1,750,000, each based on the achievement of the Company’s corporate objectives and Ms. Harris’ individual objectives, in each case, as established by the Board or the Compensation Committee. As part of this increased target for 2024 specifically, on May 2, 2024, Ms. Harris will receive an incremental equity grant of $500,000 comprised of stock options, restricted stock units, and performance share units. In connection with his new role, effective April 29, 2024, Mr. Stone’s new base salary will be $580,000 per year, with annual review and adjustment at the discretion of the Board or the Compensation Committee, an annual incentive cash bonus of 65% of annual salary and an annual equity-based target award of $2,000,000, each based on the achievement of the Company’s corporate objectives and Mr. Stone’s individual objectives, in each case, as established by the Board or the Compensation Committee. As part of this increased target for 2024 specifically, on May 2, 2024, Mr. Stone will receive an incremental equity grant of $750,000 comprised of stock options, restricted stock units and performance share units.
In addition, as previously announced, the position of President, Advanced Diagnostics, formerly held by Vishal Sikri, was eliminated effective April 29, 2024.

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Location

10.1*	Form of PSU Agreement under the NeoGenomics, Inc. 2023 Equity Incentive Plan	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 23, 2024.

10.2*	Amendment to Employment Agreement, effective April 29, 2024, by and between NeoGenomics, Inc. and Warren Stone	Provided herewith.

10.3*	Amendment to Employment Agreement, effective April 29, 2024, by and between NeoGenomics, Inc. and Melody Harris	Provided herewith.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Provided herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith.

104	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101)	Provided herewith.

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2024	NEOGENOMICS, INC.

	By:	/s/ Christopher M. Smith
	Name:	Christopher M. Smith
	Title:	Director and Chief Executive Officer

	By:	/s/ Jeffrey S. Sherman
	Name:	Jeffrey S. Sherman
	Title:	Chief Financial Officer