Form 10-Q
period 2024-06-30
NEOGENOMICS INC
filed 2024-07-30
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of July 26, 2024, the registrant had 128,158,151 shares of common stock, par value $0.001 per share outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$355,085	$342,488
Marketable securities, at fair value	32,770	72,715
Accounts receivable, net	146,581	131,227
Inventories	23,214	24,156
Prepaid assets	17,396	17,987
Other current assets	9,157	8,239
Total current assets	584,203	596,812
Property and equipment (net of accumulated depreciation of $176,335 and $158,211, respectively)	92,158	92,012
Operating lease right-of-use assets	83,671	91,769
Intangible assets, net	356,404	373,128
Goodwill	522,766	522,766
Other assets	4,075	4,742
Total non-current assets	1,059,074	1,084,417
Total assets	$1,643,277	$1,681,229
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,186	$20,334
Accrued compensation	50,880	53,161
Accrued expenses and other liabilities	17,274	15,069
Current portion of operating lease liabilities	3,574	5,610
Current portion of convertible senior notes, net	200,073	—
Contract liabilities	972	2,130
Total current liabilities	289,959	96,304
Long-term liabilities
Operating lease liabilities	63,294	67,871
Convertible senior notes, net	339,577	538,198
Deferred income tax liabilities, net	23,015	24,285
Other long-term liabilities	11,548	13,034
Total long-term liabilities	437,434	643,388
Total liabilities	$727,393	$739,692
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 127,851,113 and 127,369,142 shares issued and outstanding, respectively)	$128	$127
Additional paid-in capital	1,209,536	1,190,139
Accumulated other comprehensive loss	(1,022)	(1,674)
Accumulated deficit	(292,758)	(247,055)
Total stockholders’ equity	$915,884	$941,537
Total liabilities and stockholders’ equity	$1,643,277	$1,681,229
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET REVENUE
Clinical Services	$141,388	$123,156	$275,923	$238,025
Advanced Diagnostics	23,114	23,761	44,819	46,112
Total net revenue	164,502	146,917	320,742	284,137

COST OF REVENUE	92,008	87,026	182,779	169,432

GROSS PROFIT	72,494	59,891	137,963	114,705
Operating expenses:
General and administrative	63,328	60,308	129,125	121,857
Research and development	7,886	7,502	15,506	14,897
Sales and marketing	21,677	18,901	41,898	35,160
Restructuring charges	1,544	3,074	3,942	7,758
Total operating expenses	94,435	89,785	190,471	179,672
LOSS FROM OPERATIONS	(21,941)	(29,894)	(52,508)	(64,967)
Interest income	(4,592)	(4,308)	(9,426)	(7,532)
Interest expense	1,666	1,784	3,351	3,541
Other expense (income), net	2	(730)	265	(616)
Loss before taxes	(19,017)	(26,640)	(46,698)	(60,360)
Income tax benefit	(375)	(2,309)	(995)	(5,234)
NET LOSS	$(18,642)	$(24,331)	$(45,703)	$(55,126)

NET LOSS PER SHARE
Basic	$(0.15)	$(0.19)	$(0.36)	$(0.44)
Diluted	$(0.15)	$(0.19)	$(0.36)	$(0.44)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	126,405	125,356	126,257	125,192
Diluted	126,405	125,356	126,257	125,192
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET LOSS	$(18,642)	$(24,331)	$(45,703)	$(55,126)

OTHER COMPREHENSIVE INCOME:
Net unrealized gain on marketable securities, net of tax	308	262	652	1,327
Total other comprehensive income, net of tax	308	262	652	1,327
COMPREHENSIVE LOSS	$(18,334)	$(24,069)	$(45,051)	$(53,799)
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2023	127,369,142	$127	$1,190,139	$(1,674)	$(247,055)	$941,537
Issuance of common stock for ESPP	70,278	—	917	—	—	917
Issuance of restricted stock, net of forfeitures	(17,398)	—	(199)	—	—	(199)
Issuance of common stock for stock options	12,764	—	102	—	—	102
Stock issuance fees and expenses	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	7,774	—	—	7,774
Net unrealized gain on marketable securities, net of tax	—	—	—	344	—	344
Net loss	—	—	—	—	(27,061)	(27,061)
Balance, March 31, 2024	127,434,786	$127	$1,198,729	$(1,330)	$(274,116)	$923,410
Issuance of common stock for ESPP	102,112	—	1,280	—	—	1,280
Issuance of restricted stock, net of forfeitures	32,607	—	(1,631)	—	—	(1,631)
Issuance of common stock for stock options	281,608	1	2,320	—	—	2,321
Stock issuance fees and expenses	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	8,841	—	—	8,841
Net unrealized gain on marketable securities, net of tax	—	—	—	308	—	308
Net loss	—	—	—	—	(18,642)	(18,642)
Balance, June 30, 2024	127,851,113	$128	$1,209,536	$(1,022)	$(292,758)	$915,884

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2022	126,913,992	$127	$1,160,882	$(3,899)	$(159,087)	$998,023
Issuance of common stock for ESPP	96,733	—	811	—	—	811
Issuance of restricted stock, net of forfeitures	114,738	—	(147)	—	—	(147)
Issuance of common stock for stock options	75,028	—	751	—	—	751
Stock issuance fees and expenses	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	4,758	—	—	4,758
Net unrealized gain on marketable securities, net of tax	—	—	—	1,065	—	1,065
Net loss	—	—	—	—	(30,795)	(30,795)
Balance, March 31, 2023	127,200,491	$127	$1,167,051	$(2,834)	$(189,882)	$974,462
Issuance of common stock for ESPP	78,302	—	1,029	—	—	1,029
Issuance of restricted stock, net of forfeitures	(194,448)	—	(1,527)	—	—	(1,527)
Issuance of common stock for stock options	60,073	—	610	—	—	610
Stock issuance fees and expenses	—	—	(18)	—	—	(18)
Stock-based compensation expense	—	—	5,705	—	—	5,705
Net unrealized gain on marketable securities, net of tax	—	—	—	262	—	262
Net loss	—	—	—	—	(24,331)	(24,331)
Balance, June 30, 2023	127,144,418	$127	$1,172,850	$(2,572)	$(214,213)	$956,192
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,703)	$(55,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,651	18,523
Amortization of intangibles	16,723	17,566
Stock-based compensation	16,615	10,463
Non-cash operating lease expense	4,793	4,648
Amortization of convertible debt discount	1,358	1,341
Amortization of debt issue costs	94	92
Impairment of assets	333	1,660
Other adjustments	159	5
Changes in assets and liabilities, net
Accounts receivable, net	(15,353)	(5,713)
Inventories	835	(888)
Prepaid and other assets	316	(2,614)
Operating lease liabilities	(3,308)	(3,294)
Deferred income tax liabilities, net	(1,270)	(5,939)
Accrued compensation	(2,281)	5,545
Accounts payable and other liabilities	(4,985)	(509)
Net cash used in operating activities	(12,023)	(14,240)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	—	(6,756)
Proceeds from maturities of marketable securities	40,501	62,868
Purchases of property and equipment	(18,663)	(17,421)
Net cash provided by investing activities	21,838	38,691
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing obligations	—	(61)
Issuance of common stock, net	2,782	1,504
Net cash provided by financing activities	2,782	1,443
Net change in cash and cash equivalents	12,597	25,894
Cash and cash equivalents, beginning of period	342,488	263,180
Cash and cash equivalents, end of period	$355,085	$289,074

Supplemental disclosure of cash flow information:
Interest paid	$1,691	$1,690
Income taxes paid, net	$176	$175
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$2,042	$838

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
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel in the Clinical Services segment. Advertising costs are expensed at the time they are incurred and were immaterial for the three and six months ended June 30, 2024 and 2023.
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
Accounting Pronouncements Pending Adoption
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires entities to consistently categorize and provide greater disaggregation of information in the rate reconciliation and to further disaggregate income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
after December 15, 2024, with early adoption permitted. ASU 2023-07 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its annual disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires entities to disclose significant segment expenses by reportable segment if they are regularly provided to the Chief Operating Decision Maker (CODM) and included in each reported measure of segment profit or loss and requires disclosure of other segment items by reportable segment and a description of its composition. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its annual disclosures.
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
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of June 30, 2024 and December 31, 2023.

	June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
Agency bonds	2,481	—	(32)	2,449
Municipal bonds	12,621	—	(407)	12,214
Asset-backed securities	283	—	—	283
Corporate bonds	18,221	—	(397)	17,824
Total	$33,606	$—	$(836)	$32,770

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

The Company had $1.5 million and $1.7 million of accrued interest receivable at June 30, 2024 and December 31, 2023, respectively, included in other current assets on its Consolidated Balance Sheets related to its marketable securities. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2024 and June 30, 2023.
The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at June 30, 2024 and December 31, 2023.

	June 30, 2024
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
Agency bonds	2,449	—	—	2,449
Municipal bonds	6,454	5,760	—	12,214
Asset-backed securities	283	—	—	283
Corporate bonds	14,979	2,845	—	17,824
Total	$24,165	$8,605	$—	$32,770

	December 31, 2023
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$15,373	$—	$—	$15,373
Yankee bonds	2,588	—	—	2,588
Agency bonds	6,000	—	—	6,000
Municipal bonds	3,528	8,569	—	12,097
Asset-backed securities	4,934	—	—	4,934
Corporate bonds	23,062	8,661	—	31,723
Total	$55,485	$17,230	$—	$72,715

The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of June 30, 2024 and December 31, 2023.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$348,230	$—	$—	$348,230
Marketable securities:
Agency bonds	2,449	—	—	2,449
Municipal bonds	12,214	—	—	12,214
Asset-backed securities	—	283	—	283
Corporate bonds	—	17,824	—	17,824
Total	$362,893	$18,107	$—	$381,000

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$334,762	$—	$—	$334,762
Marketable securities:
U.S. Treasury securities	15,373	—	—	15,373
Yankee bonds	2,588	—	—	2,588
Agency bonds	6,000	—	—	6,000
Municipal bonds	12,097	—	—	12,097
Asset-backed securities	—	4,934	—	4,934
Corporate bonds	—	31,723	—	31,723
Total	$370,820	$36,657	$—	$407,477

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and six months ended June 30, 2024 and June 30, 2023.
The carrying value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, are considered reasonable estimates of their respective fair values at June 30, 2024 and December 31, 2023 due to their short-term nature.

Note 4. Goodwill and Intangible Assets
The following table summarizes the carrying amounts of goodwill by segment at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Clinical Services	$458,782	$458,782
Advanced Diagnostics	63,984	63,984
Total	$522,766	$522,766

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Intangible assets consisted of the following (in thousands):

		June 30, 2024
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$70,479	$72,622
Developed Technology	10 - 15	310,226	65,098	245,128
Marketing Assets	4	549	445	104
Trademarks	15	31,473	6,370	25,103
Trade Name	2.5	2,584	2,584	—
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$144,976	$356,404

		December 31, 2023
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$65,534	$77,567
Developed Technology	10 - 15	310,226	54,438	255,788
Marketing Assets	4	549	376	173
Trademarks	15	31,473	5,321	26,152
Trade Name	2.5	2,584	2,583	1
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$128,252	$373,128

The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarizes the amortization expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of intangibles included in cost of revenue	$4,909	$4,853	$9,819	$9,706
Amortization of intangibles included in general and administrative expenses	3,452	3,930	6,904	7,860
Total amortization of intangibles	$8,361	$8,783	$16,723	$17,566
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of June 30, 2024 is as follows (in thousands):

Remainder of 2024	$16,723
2025	33,343
2026	33,308
2027	32,758
2028	32,758
Thereafter	194,067
Total	$342,957

Note 5. Debt
2028 Convertible Senior Notes
On January 11, 2021, the Company completed the sale of $345.0 million of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2024. Based

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the second quarter of 2024. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2024. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the third quarter of 2024. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $13.87 on June 28, 2024.
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2024. The interest expense recognized on the 2028 Convertible Notes includes $0.4 million, $0.7 million and $17,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2024. The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2023. The interest expense recognized on the 2028 Convertible Notes includes $0.4 million, $0.7 million and $17,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2023. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
At June 30, 2024, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $269.5 million. At December 31, 2023, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $262.4 million.
2025 Convertible Senior Notes
On May 4, 2020, the Company completed the sale of $201.3 million of Convertible Senior Notes with a stated interest rate of 1.25% and a maturity date of May 1, 2025 (the “2025 Convertible Notes”), unless earlier converted, redeemed, or repurchased. As of June 30, 2024, the 2025 Convertible Notes were classified as current liabilities on the Consolidated Balance Sheets.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2024. Based on the terms of the 2025 Convertible Notes, the holders could not have converted all or a portion of their 2025 Convertible Notes in the second quarter of 2024. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2024. Based on the terms of the 2025 Convertible Notes, the holders cannot convert all or a portion of their 2025 Convertible Notes in the third quarter of 2024. The value of the 2025 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $13.87 on June 28, 2024.
The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $38,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2024. The interest expense recognized on the 2025 Convertible Notes includes $1.3 million, $0.6 million and $0.1 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2024. The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $37,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2023. The interest expense recognized on the 2025 Convertible Notes includes $1.3 million, $0.6 million and $0.1 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2023. The effective interest rate on the 2025 Convertible Notes is 1.96%, which includes the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
At June 30, 2024, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $195.3 million. At December 31, 2023, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $197.3 million.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 6. Stock-Based Compensation
The Company recorded stock-based compensation on the Consolidated Statement of Operations for the three and six months ended June 30, 2024 and 2023 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$358	$—	$753	$—
General and administrative	7,493	5,705	14,156	10,463
Research and development	237	—	408	—
Sales and marketing	753	—	1,298	—
Total stock-based compensation	$8,841	$5,705	$16,615	$10,463
Stock Options
A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	4,381,099	$15.87
Granted	1,529,224	$14.91
Exercised	(294,372)	$8.38
Forfeited	(284,320)	$14.98
Outstanding at June 30, 2024	5,331,631	$19.95
Exercisable at June 30, 2024	1,654,187	$19.95
The fair value of each stock option award granted during the six months ended June 30, 2024 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Six Months Ended June 30, 2024
Expected term (in years)	5.5 - 6.5
Risk-free interest rate (%)	3.8% - 4.6%
Expected volatility (%)	54.9% - 64.6%
Dividend yield (%)	—
Weighted average grant date fair value per share	$8.85
As of June 30, 2024, there was approximately $17.6 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.7 years.
Restricted Stock
A summary of the restricted stock activity under the Company’s plans for the six months ended June 30, 2024 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	1,961,919	$13.83
Granted	967,256	$14.94
Vested	(397,856)	$14.70
Forfeited	(148,685)	$14.25
Nonvested at June 30, 2024	2,382,634	$14.11
As of June 30, 2024, there was approximately $20.0 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.7 years.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Performance-Based Restricted Stock Units
In the six months ended June 30, 2024, the Company granted 194,257 PSUs subject to a performance condition and 194,256 PSUs subject to a market condition with an aggregated grant date fair value of approximately $3.1 million and $3.6 million, respectively. If the performance targets are achieved, the awards will vest at the end of the three-year requisite service period so long as the employee remains employed with the Company through the applicable vesting date. For PSUs subject to a performance condition, compensation cost is recognized straight-line over the requisite service period if the achievement of the performance condition is probable. As of June 30, 2024, the Company has determined it is probable that the performance condition will be met. For PSUs subject to a market condition, compensation cost is recognized straight-line over the requisite service period, regardless of when, if ever, the market condition is satisfied.
A summary of the PSU activity under the Company’s plans for the six months ended June 30, 2024 is as follows:

	Number of Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	305,105	$21.83
Granted	388,513	$17.43
Vested	—	$—
Forfeited	(46,534)	$19.56
Nonvested at June 30, 2024	647,084	$19.35
The fair value of each PSU granted subject to a market condition during the six months ended June 30, 2024 was estimated as of the grant date using a Monte Carlo with the following assumptions:

Six Months Ended June 30, 2024
Expected term (in years)	3.0
Risk-free interest rate (%)	4.5% - 4.7%
Expected volatility (%)	71.3% - 72.2%
Dividend yield (%)	—
Weighted average grant date fair value per share	$17.43
As of June 30, 2024, there was approximately $9.4 million of unrecognized stock-based compensation expense related to nonvested PSUs that will be recognized over a weighted-average period of approximately 2.3 years.

Modification of Stock Option and Restricted Stock

In the three months ended June 30, 2024, upon the departure of an executive and in accordance with the terms of their employment agreement, in addition to the retirement of a director of the Company and with approval from the Culture and Compensation Committee of the Company’s Board of Directors, 69,049 shares of previously granted time-based vesting stock options and 41,693 shares of previously granted time-based vesting restricted stock accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications and recognized $0.6 million of stock-based compensation which consisted of $0.3 million and $0.3 million for the acceleration of stock options and restricted stock, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2024.

In the three months ended June 30, 2023, upon the departure of certain executives from the Company and in accordance with the terms of each of their respective employment agreements, 101,937 shares of previously granted time-based vesting stock options and 61,746 shares of previously granted time-based vesting restricted stock accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications, and recognized $0.9 million of stock-based compensation which consisted of $0.3 million and $0.6 million for the acceleration of stock options and restricted stock, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2023.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2024	December 31, 2023
Current contract assets (1)	$—	$37
Long-term contract assets (2)	—	—
Total contract assets	$—	$37

Current capitalized commissions (1)	$711	$935
Long-term capitalized commissions (2)	171	53
Total capitalized commissions	$882	$988

Current contract liabilities	$972	$2,130
Long-term contract liabilities (3)	349	—
Total contract liabilities	$1,321	$2,130

(1) Recorded within other current assets on the Consolidated Balance Sheets.
(2) Recorded within other assets on the Consolidated Balance Sheets.
(3) Recorded within other long-term liabilities on the Consolidated Balance Sheets.
Revenue recognized for the three and six months ended June 30, 2024 related to contract liability balances outstanding at the beginning of the period was $0.3 million and $1.4 million, respectively. Revenue recognized for the three and six months ended June 30, 2023 related to contract liability balances outstanding at the beginning of the period was $1.7 million and $3.5 million, respectively. Amortization of capitalized commissions for the three and six months ended June 30, 2024 was $0.2 million and $0.5 million, respectively. Amortization of capitalized commissions for the three and six months ended June 30, 2023 was $0.3 million and $0.5 million, respectively.
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
The following table details the disaggregation of revenue for both the Clinical Services and Advanced Diagnostics Segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Clinical Services
Client direct billing	$95,191	$83,176	$185,674	$159,999
Commercial insurance	24,843	21,695	48,447	43,050
Medicare and Medicaid	21,197	18,196	41,566	34,783
Self-Pay	157	89	236	193
Total Clinical Services	$141,388	$123,156	$275,923	$238,025
Advanced Diagnostics	23,114	23,761	44,819	46,112
Total Revenue	$164,502	$146,917	$320,742	$284,137

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
The following table summarizes the changes in the Company’s accrued restructuring balance (in thousands):

	Severance and Other Employee Costs	Facility Footprint Optimization	Consulting and Other Costs	Total
Balance as of December 31, 2023	$687	$1,389	$537	$2,613
Restructuring charges incurred	697	964	747	2,408
Impairment of facility related assets	—	(10)	—	(10)
Cash payments and other adjustments(1)	(771)	(1,796)	(1,125)	(3,692)
Balance as of March 31, 2024	$613	$547	$159	$1,319
Restructuring charges incurred	703	650	111	1,464
Impairment of facility related assets	—	80	—	80
Cash payments and other adjustments(1)	(575)	(957)	(116)	(1,648)
Balance as of June 30, 2024	$741	$320	$154	$1,215
Current liabilities				$1,215
Long-term liabilities				—
				$1,215
(1) Other adjustments include non-cash asset charges related to Facility Footprint Optimization costs.
The Company continued this restructuring program in 2024 and expects to incur additional restructuring charges of approximately $1.7 million. The Company estimates these additional restructuring charges to be comprised of approximately $0.3 million in severance and other employee costs, $1.2 million of Facility Footprint Optimization costs, and $0.2 million of consulting and other costs.

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
As of June 30, 2024, the Company’s U.S. operations are in a three-year cumulative loss position. Management determined that sufficient objectively verifiable positive evidence does not exist to overcome the negative evidence of the Company’s U.S. cumulative loss position. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three and six months ended June 30, 2024, includes the unfavorable impact of a partial valuation allowance against the majority of the Company’s forecasted U.S. net operating loss and tax credit carryforwards.
As of June 30, 2024, the Company’s U.K. operations are in a three-year cumulative loss position. The reversal of U.K. deferred tax liabilities will provide a source of realization to support a portion of the U.K. deferred tax assets, and therefore a partial valuation has been established for those deferred tax assets. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three and six months ended June 30, 2024 includes the favorable impact of recognizing a component of the U.K. benefit.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Full valuation allowances have been established for loss jurisdictions (Switzerland, Singapore, and China), which are thus not included in the computation of the estimated annual effective tax rate for 2024.

Note 10. Net Loss Per Share
The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, stock awards vested and if the 2028 Convertible Notes and 2025 Convertible Notes were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of the Company’s common stock. The potential dilution from conversion of the 2028 Convertible Notes and 2025 Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of the Company’s common stock issuable upon conversion of the 2028 Convertible Notes and the 2025 Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the 2028 Convertible Notes and the 2025 Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).
The following table shows the calculations (in thousands, except net loss per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET LOSS	$(18,642)	$(24,331)	$(45,703)	$(55,126)

Basic weighted average shares outstanding	126,405	125,356	126,257	125,192
Diluted weighted average shares outstanding	126,405	125,356	126,257	125,192

Basic net loss per share	$(0.15)	$(0.19)	$(0.36)	$(0.44)
Diluted net loss per share	$(0.15)	$(0.19)	$(0.36)	$(0.44)

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	406	574	477	474
Restricted stock awards	1,012	1,016	1,026	987
2025 Convertible Notes	5,538	5,538	5,538	5,538
2028 Convertible Notes	5,215	5,215	5,215	5,215
In addition, 647,084 shares of PSU awards are excluded from the computation of diluted EPS for the three and six months ended June 30, 2024 as the contingency had not been satisfied.

In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $29.3 million. The potential effect of the Capped Call Transactions was excluded from the calculation of diluted net loss per share in the three and six months ended June 30, 2024 as the Company’s common stock closing price of $13.87 on June 28, 2024 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net loss per share as they are anti-dilutive.

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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Delaware cases until the North Carolina litigation is resolved. On March 7, 2024, the district court judge in Delaware ordered the cases stayed.
On July 28, 2023, Natera filed a complaint in the Middle District of North Carolina alleging NeoGenomics' RaDaR® test infringes on two patents. On July 31, 2023, Natera moved for a preliminary injunction. On December 27, 2023, the district court issued a preliminary injunction against RaDaR®. Natera posted a $10 million bond with the court on January 12, 2024. The court's initial determination was that Natera, Inc. demonstrated a likelihood that products using RaDaR® technology infringe one Natera, Inc. patent. The order specifically allows patients already using RaDaR® to continue their use. In addition, the order explicitly allows research projects and studies that are in progress, as well as clinical trials that are in progress or have been approved, to continue. On December 28, 2023, NeoGenomics appealed the preliminary injunction to the Federal Circuit. The appeal was docketed at the Federal Circuit on January 4, 2024. On February 5, 2024, NeoGenomics filed an Emergency Motion to Stay the Preliminary Injunction pending Appeal and a Motion to Expedite the appeal. The Federal Circuit granted expedited briefing of the appeal and heard oral arguments on March 29, 2024. On July 12, 2024, the Federal Circuit affirmed the injunction. The infringement case is in discovery and the jury trial has been scheduled for March 10, 2025. The Company has filed two inter partes review petitions before the Patent Trial and Appeal Board (“PTAB”) in the United States Patent and Trademark Office seeking a determination that the two patents asserted against NeoGenomics in the North Carolina action are unpatentable in view of prior art. On June 21, 2024, the PTAB denied institution for one of the asserted patents. The PTAB has not yet determined whether to institute trial in the inter partes review of the other asserted patent. The Company believes that it has good and substantial defenses to the claims alleged in these suits, but there is no guarantee that the Company will prevail. At the time of filing the outcome of these matters is not estimable or probable.
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
Regulatory Matter
With the assistance of outside counsel, the Company voluntarily conducted an internal investigation that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s interactions with regulatory authorities and the Company’s related review of this matter are ongoing. The Company has a reserve of $11.2 million in other long-term liabilities as of June 30, 2024 and December 31, 2023 on the Consolidated Balance Sheets for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the internal investigation and ongoing interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. The Company was notified on June 30, 2022, that the Department of Justice (“DOJ”) will be participating in the investigation of this matter. At this time, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, DOJ, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, exclusion from participation in federal healthcare programs or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 12. Related Party Transactions
The Company has Advanced Diagnostics contracts with HOOKIPA Pharma, Inc., an entity with whom a director of the Company, Michael A. Kelly, was a director until April 2023. In connection with these contracts, the Company recognized $0.2 million of revenue in the Consolidated Statements of Operations for the six months ended June 30, 2023. Revenue recognized in connection with these contracts for the three months ended June 30, 2023 was immaterial.

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
The following table summarizes segment information for the three and six months ended June 30, 2024, and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
Clinical Services	$141,388	$123,156	$275,923	$238,025
Advanced Diagnostics	23,114	23,761	44,819	46,112
Total revenue	164,502	146,917	320,742	284,137

Cost of revenue:
Clinical Services(1)	78,094	71,746	154,938	139,038
Advanced Diagnostics(2)	13,914	15,280	27,841	30,394
Total cost of revenue	92,008	87,026	182,779	169,432

Gross Profit:
Clinical Services	63,294	51,410	120,985	98,987
Advanced Diagnostics	9,200	8,481	16,978	15,718
Total gross profit	$72,494	$59,891	$137,963	$114,705
(1) Clinical Services cost of revenue adjustments for the three months ended June 30, 2024 includes $4.3 million of amortization of acquired intangible assets and $0.2 million of stock-based compensation. Clinical Services cost of revenue adjustments for the three months ended June 30, 2023 includes $4.3 million of amortization of acquired intangible assets. Clinical Services cost of revenue adjustments for the six months ended June 30, 2024 includes $8.6 million of amortization of acquired intangible assets and $0.5 million of stock-based compensation. Clinical Services cost of revenue adjustments for the six months ended June 30, 2023 includes $8.5 million of amortization of acquired intangible assets. There were no stock-based compensation amounts recorded for the three and six months ended June 30, 2023.
(2) Advanced Diagnostics cost of revenue adjustments for the three months ended June 30, 2024 includes $0.6 million of amortization of acquired intangible assets and $0.1 million of stock-based compensation. Advanced Diagnostics cost of revenue adjustments for the three months ended June 30, 2023 includes $0.6 million of amortization of acquired intangible assets. Advanced Diagnostics cost of revenue adjustments for the six months ended June 30, 2024 includes $1.2 million of amortization of acquired intangible assets and $0.2 million of stock-based compensation. Advanced Diagnostics cost of revenue adjustments for the six months ended June 30, 2023 includes $1.2 million of amortization of acquired intangible assets. There were no stock-based compensation amounts recorded for the three and six months ended June 30, 2023.

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
As of June 30, 2024, we operated College of American Pathologists (“CAP”) accredited and Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified laboratories in Fort Myers, Florida; Aliso Viejo and San Diego, California; Research Triangle Park, North Carolina; and Houston, Texas; and a CAP accredited full-service, sample-processing laboratory in Cambridge, United Kingdom. We also have several, small, non-processing laboratory locations across the United States for providing analysis services. We currently offer the following types of testing services:
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
We are a leading provider of Heme oncology Dx testing, which includes Molecular and NGS testing, and one of the key providers of solid tumor NGS testing solutions. These tests are interpreted by NeoGenomics’ team of molecular experts and are often ordered in conjunction with other testing modalities. NGS panels are one of our fastest growing testing areas, and clients can often receive a significant amount of biomarker information from very limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. We have a broad molecular testing menu, and our targeted NeoTYPE panels include genes relevant to a particular cancer type. These tests are complemented by IHC and FISH tests, as necessary. In addition, we offer molecular-only NGS-targeted and comprehensive panels which combine DNA and RNA into a single work stream in order to report a full spectrum of genomic alterations, including mutations, fusions, copy number variations, and splicing mutations, as well as tumor mutation burden (TMB) and microsatellite instability (MSI) for solid tumor cases. This comprehensive molecular test menu allows our clients to obtain most of their molecular oncology testing needs satisfied by our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. The acquisition of Inivata in June of 2021 provided us with oncology liquid biopsy technology capabilities. InVisionFirst®-Lung is a highly sensitive, targeted plasma-based assay for patients with non-small cell lung cancer, and RaDaR® is a liquid biopsy assay designed to detect residual disease and recurrence in plasma samples from patients with solid tumor malignancies. We expect our molecular laboratory and NGS capabilities to be a key growth driver in the coming years.
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
Profitably Grow Core Business
•Grow volume and NGS mix;
•Drive market penetration;
•Win on oncology; and
•Improve revenue cycle management.
Accelerate Advanced Diagnostics
•Execute towards Neo Comprehensive 2.0 launch;
•Execute towards liquid biopsy Comprehensive Genetic Profiling (“CGP”) launch; and
•Improve gross margin.
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
Results of Operations for the Three and Six Months Ended June 30, 2024 as Compared to the Three and Six Months Ended June 30, 2023
Clinical Services and Advanced Diagnostics net revenues for the periods presented are as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net revenue:
Clinical Services	$141,388	$123,156	$18,232	14.8%	$275,923	$238,025	$37,898	15.9%
Advanced Diagnostics	23,114	23,761	(647)	(2.7)%	44,819	46,112	(1,293)	(2.8)%
Total revenue	$164,502	$146,917	$17,585	12.0%	$320,742	$284,137	$36,605	12.9%
Revenue
Consolidated revenues increased $17.6 million, or 12.0%, year-over-year.
Clinical Services revenue for the three and six months ended June 30, 2024 increased $18.2 million and $37.9 million, respectively, when compared to the same periods in 2023. The increase in Clinical Services revenue reflects an increase in clinical testing volume, a more favorable test mix and an increase in average unit price due to strategic reimbursement initiatives.
Advanced Diagnostics revenue for the three months ended June 30, 2024 decreased $0.6 million compared to the same periods in 2023, and increased $1.4 million sequentially over the prior quarter. Advanced Diagnostics revenue for the six months ended June 30, 2024 decreased $1.3 million compared to the same periods in 2023. These decreases were primarily driven by international site closures, restructuring activities and other macro pharmaceutical market conditions.
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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated cost of revenue and gross profit metrics are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2024	2023	% Change	2024	2023	% Change
Cost of revenue:
Clinical Services(1)	$78,094	$71,746	8.8%	$154,938	$139,038	11.4%
Advanced Diagnostics(2)	13,914	15,280	(8.9)%	27,841	30,394	(8.4)%
Total cost of revenue	$92,008	$87,026	5.7%	$182,779	$169,432	7.9%
Cost of revenue as a % of revenue	55.9%	59.2%		57.0%	59.6%

Gross profit:
Clinical Services	$63,294	$51,410	23.1%	$120,985	$98,987	22.2%
Advanced Diagnostics	9,200	8,481	8.5%	16,978	15,718	8.0%
Total gross profit	$72,494	$59,891	21.0%	$137,963	$114,705	20.3%
Gross profit margin	44.1%	40.8%		43.0%	40.4%
(1) Clinical Services cost of revenue adjustments for the three months ended June 30, 2024 includes $4.3 million of amortization of acquired intangible assets and $0.2 million of stock-based compensation. Clinical Services cost of revenue adjustments for the three months ended June 30, 2023 includes $4.3 million of amortization of acquired intangible assets. Clinical Services cost of revenue adjustments for the six months ended June 30, 2024 includes $8.6 million of amortization of acquired intangible assets and $0.5 million of stock-based compensation. Clinical Services cost of revenue adjustments for the six months ended June 30, 2023 includes $8.5 million of amortization of acquired intangible assets. There were no stock-based compensation amounts recorded for the three and six months ended June 30, 2023.
(2) Advanced Diagnostics cost of revenue adjustments for the three months ended June 30, 2024 includes $0.6 million of amortization of acquired intangible assets and $0.1 million of stock-based compensation. Advanced Diagnostics cost of revenue adjustments for the three months ended June 30, 2023 includes $0.6 million of amortization of acquired intangible assets. Advanced Diagnostics cost of revenue adjustments for the six months ended June 30, 2024 includes $1.2 million of amortization of acquired intangible assets and $0.2 million of stock-based compensation. Advanced Diagnostics cost of revenue adjustments for the six months ended June 30, 2023 includes $1.2 million of amortization of acquired intangible assets. There were no stock-based compensation amounts recorded for the three and six months ended June 30, 2023.
Consolidated cost of revenue increased 5.7% and 7.9% for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023. The increases were primarily due to higher compensation and benefit costs, an increase in supplies expense, and an increase in depreciation expense.
Gross profit margin for the three and six months ended June 30, 2024 was 44.1% and 43.0%, respectively, compared to 40.8% and 40.4%, respectively, in the same periods of 2023. The increases of 3.3% and 2.6% for the three and six months ended June 30, 2024, respectively, were primarily related to the increase in revenue offset by higher compensation and benefit costs and an increase in supplies expense.
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
Consolidated general and administrative expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
General and administrative	$63,328	$60,308	$3,020	5.0%	$129,125	$121,857	$7,268	6.0%
As a % of revenue	38.5%	41.0%			40.3%	42.9%
General and administrative expenses increased $3.0 million for the three months ended June 30, 2024, when compared to the same period in 2023. This increase was partially due to a $3.2 million increase in compensation and benefit costs, and a $2.7 million increase in legal and professional fees. These increases were partially offset by a decrease of $0.6 million in technology and equipment costs, a $0.5 million decrease in credit card fees, and a $0.3 million decrease in insurance costs.
General and administrative expenses increased $7.3 million for the six months ended June 30, 2024, when compared to the same period in 2023. This increase was partially due to a $5.0 million increase in compensation and benefit costs, and a

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$4.9 million increase in legal and professional fees. These increases were partially offset by a decrease of $1.7 million in technology and equipment costs, a $1.0 million decrease in credit card fees, and a $0.5 million decrease in insurance costs.
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, including compensation and benefit costs, including stock-based compensation, maintenance of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Research and development	$7,886	$7,502	$384	5.1%	$15,506	$14,897	$609	4.1%
As a % of revenue	4.8%	5.1%			4.8%	5.2%

Research and development expenses increased $0.4 million for the three months ended June 30, 2024 when compared to the same period in 2023. This increase was primarily due to a $0.3 million increase in compensation and benefit costs, and a $0.3 million increase in technology and equipment costs. These increases were partially offset by a $0.1 million decrease in facilities costs and a $0.1 million decrease in supplies costs.

Research and development expenses increased $0.6 million for the six months ended June 30, 2024 when compared to the same period in 2023. This increase was primarily due to a $0.7 million increase in compensation and benefit costs, a $0.6 million increase in technology and equipment costs, and a $0.2 million increase in supplies costs. These increases were partially offset by a $0.4 million increase in research and development tax credits and a $0.3 million decrease in facilities costs.

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
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Sales and marketing	$21,677	$18,901	$2,776	14.7%	$41,898	$35,160	$6,738	19.2%
As a % of revenue	13.2%	12.9%			13.1%	12.4%

Sales and marketing expenses increased $2.8 million for the three months ended June 30, 2024 when compared to the same period in 2023. This increase was primarily due to a $2.5 million increase in compensation and benefit costs and travel expenses due to the expansion of our sales force.

Sales and marketing expenses increased $6.7 million for the six months ended June 30, 2024 when compared to the same period in 2023. This increase was primarily due to a $6.3 million increase in compensation and benefit costs and travel expenses due to the expansion of our sales force.
We expect higher commissions expense in the coming quarters as our sales representatives generate new business in our business segments. We expect our sales and marketing expenses over the long term to align with changes in revenue and we continue to evaluate the effectiveness of our incentive compensation plans.
Restructuring charges
Consolidated restructuring charges for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Restructuring charges	$1,544	$3,074	$(1,530)	(49.8)%	$3,942	$7,758	$(3,816)	(49.2)%
As a % of revenue	0.9%	2.1%			1.2%	2.7%

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring charges relate to a restructuring program to improve execution and drive efficiency across the organization. Restructuring charges consist of severance and other employee costs, costs for optimizing our geographic presence, and consulting and other costs.
Restructuring charges decreased $1.5 million and $3.8 million for the three and six months ended June 30, 2024, respectively, when compared to the same period in 2023. For the three months ended June 30, 2024, the charges were comprised of $0.7 million in severance and other employee costs, $0.7 million in Facility Footprint Optimization costs, and $0.1 million of consulting and other costs. For the six months ended June 30, 2024, the charges were comprised of $1.4 million in severance and other employee costs, $1.7 million in Facility Footprint Optimization costs, and $0.8 million of consulting and other costs. We are continuing the restructuring program in 2024 and expect to incur additional restructuring charges of approximately $1.7 million. Our restructuring activities are expected to be complete by December 31, 2024.
Interest Income
Interest income for the three and six ended June 30, 2024 and 2023 is as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest income	$(4,592)	$(4,308)	$(284)	6.6%	$(9,426)	$(7,532)	$(1,894)	25.1%
Interest income was $4.6 million and $9.4 million for the three and six months ended June 30, 2024, respectively, compared to income of $4.3 million and $7.5 million for the same periods in 2023, respectively. Interest income includes interest earned on funds held in our cash equivalent and marketable securities accounts. The increase in interest income for the three and six months ended June 30, 2024 was due to the higher interest rate environment experienced when compared to the same periods in 2023.
For further details regarding our investments in marketable securities, please refer to Note 3. Fair Value Measurements in the accompanying notes to the unaudited Consolidated Financial Statements.
Interest Expense
Interest expense for the three and six months ended June 30, 2024 and 2023 is as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest expense	$1,666	$1,784	$(118)	(6.6)%	$3,351	$3,541	$(190)	(5.4)%
Interest expense was $1.7 million and $3.4 million for the three and six months ended June 30, 2024, respectively, compared to expense of $1.8 million and $3.5 million for the same periods in 2023, respectively. Interest expense for the three and six months ended June 30, 2024 and 2023 primarily reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually.
For further details regarding the convertible notes please refer to Note 5. Debt in the accompanying notes to the Consolidated Financial Statements.
Net Loss Per Share
The following table provides consolidated net loss for each period along with the computation of basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except net loss per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET LOSS	$(18,642)	$(24,331)	$(45,703)	$(55,126)

Basic weighted average shares outstanding	126,405	125,356	126,257	125,192
Diluted weighted average shares outstanding	126,405	125,356	126,257	125,192

Basic net loss per share	$(0.15)	$(0.19)	$(0.36)	$(0.44)
Diluted net loss per share	$(0.15)	$(0.19)	$(0.36)	$(0.44)

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
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income from continuing operations before: (i) interest income, (ii) interest expense, (iii) tax (benefit) or expense, (iv) depreciation and amortization expense, (v) stock-based compensation expense, and, if applicable in a reporting period, (vi) restructuring charges, (vii) intellectual property (“IP”) litigation, and (viii) other significant or non-operating (income) or expenses, net.
The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss (GAAP)	$(18,642)	$(24,331)	$(45,703)	$(55,126)
Adjustments to net loss:
Interest income	(4,592)	(4,308)	(9,426)	(7,532)
Interest expense	1,666	1,784	3,351	3,541
Income tax benefit	(375)	(2,309)	(995)	(5,234)
Depreciation	9,746	9,475	19,651	18,523
Amortization of intangibles	8,361	8,783	16,723	17,566
EBITDA (non-GAAP)	$(3,836)	$(10,906)	$(16,399)	$(28,262)
Further adjustments to EBITDA:
Stock-based compensation expense	8,841	5,705	16,615	10,463
Restructuring charges	1,544	3,074	3,942	7,758
IP litigation	1,962	—	6,243	—
Other significant (income) expenses, net(1)	2,358	76	3,960	874
Adjusted EBITDA (non-GAAP)	$10,869	$(2,051)	$14,361	$(9,167)
(1) For the three months ended June 30, 2024, other significant (income) expenses, net, includes site closure costs, severance costs, and fees related to non-recurring legal matters. For the three months ended June 30, 2023, other significant (income) expenses, net, includes fees related to a regulatory matter and other non-recurring items. For the six months ended June 30, 2024, other significant (income) expenses, net, includes site closure costs, severance costs, and fees related to non-recurring legal matters. For the six months ended June 30, 2023, other significant (income) expenses, net, CEO transition costs, fees related to a regulatory matter and other non-recurring items.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the six months ended June 30, 2024 and 2023 as well balances of cash and cash equivalents and working capital:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(12,023)	$(14,240)
Investing activities	21,838	$38,691
Financing activities	2,782	$1,443
Net change in cash and cash equivalents	12,597	25,894
Cash and cash equivalents, beginning of period	$342,488	$263,180
Cash and cash equivalents, end of period	$355,085	$289,074
Working Capital (1), end of period	$294,244	$489,872
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
Cash used in operating activities during the six months ended June 30, 2024 was $12.0 million compared to $14.2 million in the same period in 2023. This $2.2 million decrease was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, and other non-cash charges) which resulted in $14.9 million of lower cash used by operating activities year-over-year, offset by a $12.6 million increase in cash used resulting from net changes in operating assets and liabilities. The decrease in cash used related to our operating activities was primarily driven by an improvement in gross profit of $23.3 million. In addition, timing of cash receipts and cash payments in the ordinary course of business caused operating cash flow to fluctuate from period to period.
Cash Flows from Investing Activities
During the six months ended June 30, 2024, cash provided by investing activities was $21.8 million compared to $38.7 million in the same period in 2023. This change was primarily due to a $22.4 million decrease in proceeds from maturities of marketable securities, partially offset by an increase in purchases of property and equipment of $1.2 million .
Cash Flows from Financing Activities
During the six months ended June 30, 2024, cash provided by financing activities was $2.8 million compared to $1.4 million in the same period in 2023. The cash provided by financing activities during the six months ended June 30, 2024 consisted of $2.8 million for the net issuance of common stock. The primary reason for the increase in cash provided by financing activities year-over-year was the timing of cash payments for stock option exercises which can fluctuate from period to period.
Liquidity Outlook
We had $355.1 million in unrestricted cash and cash equivalents as of June 30, 2024 in addition to $32.8 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities and cash collections are sufficient to fund our near-term capital, and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital including the convertible senior notes due 2025, capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2024 will be in the range of $35.0 million to $40.0 million. During the six months ended June 30, 2024, we purchased, with cash, approximately $18.7 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash and financing.

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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on June 30, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we do not believe that we have a material financial market risk exposure and do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. While we believe our marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None for the quarterly period ended June 30, 2024 that have not previously been included in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	4,694	$15.72	—	—
May 1, 2024 - May 31, 2024	6,035	$14.09	—	—
June 1, 2024 - June 30, 2024	46,623	$13.59	—	—
Total	57,352		—	—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Plans
During the quarter ended June 30, 2024, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

Date: July 30, 2024	NEOGENOMICS, INC.

	By:	/s/ Christopher M. Smith
	Name:	Christopher M. Smith
	Title:	Director and Chief Executive Officer

	By:	/s/ Jeffrey S. Sherman
	Name:	Jeffrey S. Sherman
	Title:	Chief Financial Officer